Form 10-Q
period 2016-09-30
ALLSTATE CORP
filed 2016-11-02
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
As of October 18, 2016, the registrant had 368,246,845 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$7,869	$7,650	$23,406	$22,625
Life and annuity premiums and contract charges	571	538	1,701	1,611
Net investment income	748	807	2,241	2,446
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(73)	(186)	(241)	(286)
OTTI losses reclassified to (from) other comprehensive income	—	12	8	20
Net OTTI losses recognized in earnings	(73)	(174)	(233)	(266)
Sales and other realized capital gains and losses	106	207	141	546
Total realized capital gains and losses	33	33	(92)	280
	9,221	9,028	27,256	26,962
Costs and expenses
Property-liability insurance claims and claims expense	5,553	5,255	17,138	15,835
Life and annuity contract benefits	484	460	1,393	1,347
Interest credited to contractholder funds	183	194	558	578
Amortization of deferred policy acquisition costs	1,138	1,092	3,393	3,248
Operating costs and expenses	1,021	992	3,043	3,143
Restructuring and related charges	5	9	21	32
Interest expense	73	73	218	219
	8,457	8,075	25,764	24,402

Gain on disposition of operations	1	2	4	2

Income from operations before income tax expense	765	955	1,496	2,562

Income tax expense	245	305	459	880

Net income	520	650	1,037	1,682

Preferred stock dividends	29	29	87	87

Net income applicable to common shareholders	$491	$621	$950	$1,595

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$1.32	$1.56	$2.54	$3.92
Weighted average common shares - Basic	371.5	397.0	374.4	406.5
Net income applicable to common shareholders per common share - Diluted	$1.31	$1.54	$2.51	$3.87
Weighted average common shares - Diluted	375.9	402.1	378.9	412.4
Cash dividends declared per common share	$0.33	$0.30	$0.99	$0.90

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$520	$650	$1,037	$1,682

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	193	(540)	1,197	(1,047)
Unrealized foreign currency translation adjustments	(7)	(14)	12	(50)
Unrecognized pension and other postretirement benefit cost	21	25	48	74
Other comprehensive income (loss), after-tax	207	(529)	1,257	(1,023)

Comprehensive income	$727	$121	$2,294	$659

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2016	December 31, 2015
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $57,775 and $57,201)	$60,306	$57,948
Equity securities, at fair value (cost $4,800 and $4,806)	5,288	5,082
Mortgage loans	4,396	4,338
Limited partnership interests	5,588	4,874
Short-term, at fair value (amortized cost $1,863 and $2,122)	1,863	2,122
Other	3,663	3,394
Total investments	81,104	77,758
Cash	389	495
Premium installment receivables, net	5,799	5,544
Deferred policy acquisition costs	3,886	3,861
Reinsurance recoverables, net	8,922	8,518
Accrued investment income	567	569
Property and equipment, net	1,013	1,024
Goodwill	1,219	1,219
Other assets	2,169	2,010
Separate Accounts	3,469	3,658
Total assets	$108,537	$104,656
Liabilities
Reserve for property-liability insurance claims and claims expense	$25,450	$23,869
Reserve for life-contingent contract benefits	12,228	12,247
Contractholder funds	20,583	21,295
Unearned premiums	12,772	12,202
Claim payments outstanding	934	842
Deferred income taxes	935	90
Other liabilities and accrued expenses	6,122	5,304
Long-term debt	5,110	5,124
Separate Accounts	3,469	3,658
Total liabilities	87,603	84,631
Commitments and Contingent Liabilities (Note 10)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand shares issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 368 million and 381 million shares outstanding	9	9
Additional capital paid-in	3,237	3,245
Retained income	39,990	39,413
Deferred ESOP expense	(13)	(13)
Treasury stock, at cost (532 million and 519 million shares)	(24,537)	(23,620)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	56	56
Other unrealized net capital gains and losses	1,902	608
Unrealized adjustment to DAC, DSI and insurance reserves	(141)	(44)
Total unrealized net capital gains and losses	1,817	620
Unrealized foreign currency translation adjustments	(48)	(60)
Unrecognized pension and other postretirement benefit cost	(1,267)	(1,315)
Total accumulated other comprehensive income (loss)	502	(755)
Total shareholders’ equity	20,934	20,025
Total liabilities and shareholders’ equity	$108,537	$104,656

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Nine months ended September 30,
	2016	2015
	(unaudited)
Preferred stock par value	$—	$—

Preferred stock additional capital paid-in	1,746	1,746

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,245	3,199
Forward contract on accelerated share repurchase agreement	(37)	—
Equity incentive plans activity	29	25
Balance, end of period	3,237	3,224

Retained income
Balance, beginning of period	39,413	37,842
Net income	1,037	1,682
Dividends on common stock	(373)	(369)
Dividends on preferred stock	(87)	(87)
Balance, end of period	39,990	39,068

Deferred ESOP expense	(13)	(23)

Treasury stock
Balance, beginning of period	(23,620)	(21,030)
Shares acquired	(1,094)	(2,230)
Shares reissued under equity incentive plans, net	177	202
Balance, end of period	(24,537)	(23,058)

Accumulated other comprehensive income
Balance, beginning of period	(755)	561
Change in unrealized net capital gains and losses	1,197	(1,047)
Change in unrealized foreign currency translation adjustments	12	(50)
Change in unrecognized pension and other postretirement benefit cost	48	74
Balance, end of period	502	(462)
Total shareholders’ equity	$20,934	$20,504

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2016	2015
Cash flows from operating activities	(unaudited)
Net income	$1,037	$1,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	285	275
Realized capital gains and losses	92	(280)
Gain on disposition of operations	(4)	(2)
Interest credited to contractholder funds	558	578
Changes in:
Policy benefits and other insurance reserves	978	500
Unearned premiums	540	762
Deferred policy acquisition costs	(159)	(219)
Premium installment receivables, net	(236)	(290)
Reinsurance recoverables, net	(420)	(133)
Income taxes	30	(60)
Other operating assets and liabilities	41	(127)
Net cash provided by operating activities	2,742	2,686
Cash flows from investing activities
Proceeds from sales
Fixed income securities	19,132	22,796
Equity securities	4,069	2,688
Limited partnership interests	634	795
Mortgage loans	—	6
Other investments	206	178
Investment collections
Fixed income securities	3,430	3,248
Mortgage loans	403	305
Other investments	281	254
Investment purchases
Fixed income securities	(22,282)	(22,928)
Equity securities	(4,113)	(3,238)
Limited partnership interests	(1,128)	(930)
Mortgage loans	(460)	(524)
Other investments	(674)	(743)
Change in short-term investments, net	94	(577)
Change in other investments, net	(60)	(16)
Purchases of property and equipment, net	(190)	(219)
Net cash (used in) provided by investing activities	(658)	1,095
Cash flows from financing activities
Repayments of long-term debt	(16)	(20)
Contractholder fund deposits	785	784
Contractholder fund withdrawals	(1,537)	(1,793)
Dividends paid on common stock	(364)	(365)
Dividends paid on preferred stock	(87)	(87)
Treasury stock purchases	(1,154)	(2,216)
Shares reissued under equity incentive plans, net	123	121
Excess tax benefits on share-based payment arrangements	25	44
Other	35	(1)
Net cash used in financing activities	(2,190)	(3,533)
Net (decrease) increase in cash	(106)	248
Cash at beginning of period	495	657
Cash at end of period	$389	$905

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
The condensed consolidated financial statements and notes as of September 30, 2016 and for the three-month and nine-month periods ended September 30, 2016 and 2015 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
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
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the beginning of the period of adoption. The new guidance related to equity investments without readily determinable fair values is to be applied prospectively as of the date of adoption. The Company is in the process of evaluating the impact of adoption. The most significant impacts, using values as of September 30, 2016, are expected to be the change in accounting for equity securities where $488 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis) where the carrying value would increase by approximately $191 million, pre-tax, with the adjustment recorded in retained income.
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
The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$520	$650	$1,037	$1,682
Less: Preferred stock dividends	29	29	87	87
Net income applicable to common shareholders (1)	$491	$621	$950	$1,595

Denominator:
Weighted average common shares outstanding	371.5	397.0	374.4	406.5
Effect of dilutive potential common shares:
Stock options	3.2	3.6	3.3	4.2
Restricted stock units (non-participating) and performance stock awards	1.2	1.5	1.2	1.7
Weighted average common and dilutive potential common shares outstanding	375.9	402.1	378.9	412.4

Earnings per common share - Basic	$1.32	$1.56	$2.54	$3.92
Earnings per common share - Diluted	$1.31	$1.54	$2.51	$3.87
_____________________________

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 3.6 million and 2.2 million Allstate common shares, with exercise prices ranging from $58.14 to $71.29 and $52.22 to $71.29, were outstanding for the three-month periods ended September 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per common share in those periods. Options to purchase 4.7 million and 2.2 million Allstate common shares, with exercise prices ranging from $57.29 to $71.29 and $57.98 to $71.29, were outstanding for the nine-month periods ended September 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per common share in those periods.

3. Supplemental Cash Flow Information
Non-cash investing activities include $290 million and $84 million related to mergers and exchanges completed with equity securities and modifications of certain mortgage loans and other investments for the nine months ended September 30, 2016 and 2015, respectively. Non-cash financing activities include $40 million and $74 million related to the issuance of Allstate common shares for vested equity awards for the nine months ended September 30, 2016 and 2015, respectively. Non-cash financing activities also include $34 million related to debt acquired in conjunction with the purchase of an investment for the nine months ended September 30, 2016.
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

($ in millions)	Nine months ended September 30,
	2016	2015
Net change in proceeds managed
Net change in fixed income securities	$(436)	$—
Net change in short-term investments	181	(2)
Operating cash flow used	(255)	(2)
Net change in cash	—	1
Net change in proceeds managed	$(255)	$(1)

Net change in liabilities
Liabilities for collateral, beginning of period	$(840)	$(782)
Liabilities for collateral, end of period	(1,095)	(783)
Operating cash flow provided	$255	$1
4. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
September 30, 2016
U.S. government and agencies	$4,199	$107	$(2)	$4,304
Municipal	7,432	483	(13)	7,902
Corporate	42,670	1,925	(121)	44,474
Foreign government	1,060	59	—	1,119
Asset-backed securities (“ABS”)	1,393	12	(15)	1,390
Residential mortgage-backed securities (“RMBS”)	696	90	(8)	778
Commercial mortgage-backed securities (“CMBS”)	304	20	(9)	315
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$57,775	$2,699	$(168)	$60,306

December 31, 2015
U.S. government and agencies	$3,836	$90	$(4)	$3,922
Municipal	7,032	389	(20)	7,401
Corporate	41,674	1,032	(879)	41,827
Foreign government	983	50	—	1,033
ABS	2,359	11	(43)	2,327
RMBS	857	100	(10)	947
CMBS	438	32	(4)	466
Redeemable preferred stock	22	3	—	25
Total fixed income securities	$57,201	$1,707	$(960)	$57,948

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of September 30, 2016:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,084	$4,115
Due after one year through five years	29,357	30,222
Due after five years through ten years	16,576	17,315
Due after ten years	5,365	6,171
	55,382	57,823
ABS, RMBS and CMBS	2,393	2,483
Total	$57,775	$60,306
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed income securities	$508	$546	$1,546	$1,681
Equity securities	31	23	103	77
Mortgage loans	56	53	162	165
Limited partnership interests	136	167	383	483
Short-term investments	4	4	11	8
Other	55	49	163	143
Investment income, before expense	790	842	2,368	2,557
Investment expense	(42)	(35)	(127)	(111)
Net investment income	$748	$807	$2,241	$2,446
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed income securities	$(1)	$221	$(48)	$361
Equity securities	45	(150)	(34)	(24)
Mortgage loans	—	1	1	2
Limited partnership interests	12	(55)	25	(52)
Derivatives	(15)	24	(22)	4
Other	(8)	(8)	(14)	(11)
Realized capital gains and losses	$33	$33	$(92)	$280
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Impairment write-downs	$(63)	$(47)	$(185)	$(77)
Change in intent write-downs	(10)	(127)	(48)	(189)
Net other-than-temporary impairment losses recognized in earnings	(73)	(174)	(233)	(266)
Sales and other	121	183	166	545
Valuation and settlements of derivative instruments	(15)	24	(25)	1
Realized capital gains and losses	$33	$33	$(92)	$280

Gross gains of $150 million and $357 million and gross losses of $62 million and $120 million were realized on sales of fixed income and equity securities during the three months ended September 30, 2016 and 2015, respectively. Gross gains of $456 million and $828 million and gross losses of $347 million and $241 million were realized on sales of fixed income and equity securities during the nine months ended September 30, 2016 and 2015, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2016			Three months ended September 30, 2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$—	$(1)
Corporate	(13)	—	(13)	(9)	—	(9)
ABS	—	—	—	(16)	12	(4)
RMBS	(1)	—	(1)	—	—	—
CMBS	(3)	—	(3)	(1)	—	(1)
Total fixed income securities	(17)	—	(17)	(27)	12	(15)
Equity securities	(27)	—	(27)	(151)	—	(151)
Limited partnership interests	(22)	—	(22)	(2)	—	(2)
Other	(7)	—	(7)	(6)	—	(6)
Other-than-temporary impairment losses	$(73)	$—	$(73)	$(186)	$12	$(174)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(5)	$4	$(1)
Corporate	(30)	7	(23)	(19)	4	(15)
ABS	(6)	—	(6)	(20)	13	(7)
RMBS	(1)	—	(1)	1	(1)	—
CMBS	(7)	1	(6)	(1)	—	(1)
Total fixed income securities	(44)	8	(36)	(44)	20	(24)
Equity securities	(155)	—	(155)	(226)	—	(226)
Limited partnership interests	(33)	—	(33)	(7)	—	(7)
Other	(9)	—	(9)	(9)	—	(9)
Other-than-temporary impairment losses	$(241)	$8	$(233)	$(286)	$20	$(266)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $223 million and $233 million as of September 30, 2016 and December 31, 2015, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2016	December 31, 2015
Municipal	$(8)	$(9)
Corporate	(5)	(7)
ABS	(23)	(23)
RMBS	(93)	(102)
CMBS	(7)	(6)
Total	$(136)	$(147)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$(331)	$(372)	$(392)	$(380)
Additional credit loss for securities previously other-than-temporarily impaired	(3)	(7)	(14)	(10)
Additional credit loss for securities not previously other-than-temporarily impaired	(14)	(8)	(22)	(14)
Reduction in credit loss for securities disposed or collected	12	23	92	37
Change in credit loss due to accretion of increase in cash flows	—	—	—	3
Ending balance	$(336)	$(364)	$(336)	$(364)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2016		Gains	Losses
Fixed income securities	$60,306	$2,699	$(168)	$2,531
Equity securities	5,288	592	(104)	488
Short-term investments	1,863	—	—	—
Derivative instruments (1)	4	4	(3)	1
Equity method (“EMA”) limited partnerships (2)				(5)
Unrealized net capital gains and losses, pre-tax				3,015
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(216)
Amounts recognized				(216)
Deferred income taxes				(982)
Unrealized net capital gains and losses, after-tax				$1,817
_______________

(1)	Included in the fair value of derivative instruments is $(4) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2015		Gains	Losses
Fixed income securities	$57,948	$1,707	$(960)	$747
Equity securities	5,082	415	(139)	276
Short-term investments	2,122	—	—	—
Derivative instruments (1)	10	10	(4)	6
EMA limited partnerships				(4)
Unrealized net capital gains and losses, pre-tax				1,025
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(67)
Amounts recognized				(67)
Deferred income taxes				(338)
Unrealized net capital gains and losses, after-tax				$620
_______________

(1)	Included in the fair value of derivative instruments are $6 million classified as assets and $(4) million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the nine months ended September 30, 2016 is as follows:

($ in millions)
Fixed income securities	$1,784
Equity securities	212
Derivative instruments	(5)
EMA limited partnerships	(1)
Total	1,990
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(149)
Amounts recognized	(149)
Deferred income taxes	(644)
Increase in unrealized net capital gains and losses, after-tax	$1,197
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2016
Fixed income securities
U.S. government and agencies	17	$1,530	$(2)	—	$—	$—	$(2)
Municipal	302	785	(2)	9	28	(11)	(13)
Corporate	226	3,733	(38)	112	882	(83)	(121)
ABS	12	102	—	23	308	(15)	(15)
RMBS	61	30	(1)	177	97	(7)	(8)
CMBS	17	93	(7)	3	8	(2)	(9)
Total fixed income securities	635	6,273	(50)	324	1,323	(118)	(168)
Equity securities	190	689	(82)	42	121	(22)	(104)
Total fixed income and equity securities	825	$6,962	$(132)	366	$1,444	$(140)	$(272)
Investment grade fixed income securities	525	$5,095	$(17)	220	$808	$(61)	$(78)
Below investment grade fixed income securities	110	1,178	(33)	104	515	(57)	(90)
Total fixed income securities	635	$6,273	$(50)	324	$1,323	$(118)	$(168)

December 31, 2015
Fixed income securities
U.S. government and agencies	53	$1,874	$(4)	—	$—	$—	$(4)
Municipal	222	810	(6)	9	36	(14)	(20)
Corporate	1,361	17,915	(696)	111	1,024	(183)	(879)
Foreign government	9	44	—	—	—	—	—
ABS	133	1,733	(24)	20	324	(19)	(43)
RMBS	88	69	—	176	125	(10)	(10)
CMBS	13	75	(2)	1	2	(2)	(4)
Total fixed income securities	1,879	22,520	(732)	317	1,511	(228)	(960)
Equity securities	265	1,397	(107)	37	143	(32)	(139)
Total fixed income and equity securities	2,144	$23,917	$(839)	354	$1,654	$(260)	$(1,099)
Investment grade fixed income securities	1,405	$17,521	$(362)	225	$972	$(105)	$(467)
Below investment grade fixed income securities	474	4,999	(370)	92	539	(123)	(493)
Total fixed income securities	1,879	$22,520	$(732)	317	$1,511	$(228)	$(960)
As of September 30, 2016, $161 million of the $272 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $161 million, $44 million are related to unrealized losses on investment grade fixed income securities and $64 million are related to equity securities. Of the remaining $53 million, $23 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of September 30, 2016, the remaining $111 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $34 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $111 million, $37 million are related to below investment grade fixed income securities and $40 million are related to equity securities. Of these amounts, $20 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2016.
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
As of September 30, 2016, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of September 30, 2016, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of September 30, 2016 and December 31, 2015, the carrying value of equity method limited partnerships totaled $4.21 billion and $3.72 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of September 30, 2016 and December 31, 2015, the carrying value for cost method limited partnerships was $1.38 billion and $1.15 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2016.
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

($ in millions)	September 30, 2016			December 31, 2015
	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$61	$—	$61	$64	$—	$64
1.0 - 1.25	321	—	321	382	—	382
1.26 - 1.50	1,198	—	1,198	1,219	—	1,219
Above 1.50	2,785	25	2,810	2,667	—	2,667
Total non-impaired mortgage loans	$4,365	$25	$4,390	$4,332	$—	$4,332
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2016	December 31, 2015
Impaired mortgage loans with a valuation allowance	$6	$6
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$6	$6
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $6 million and $12 million for the nine months ended September 30, 2016 and 2015, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$3	$7	$3	$8
Charge offs	—	—	—	(1)
Ending balance	$3	$7	$3	$7
Payments on all mortgage loans were current as of September 30, 2016 and December 31, 2015.

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
Municipal: Comprise municipal bonds that are not rated by third party credit rating agencies. The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads. Also included are municipal bonds valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and municipal bonds in default valued based on the present value of expected cash flows.
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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2016
Assets
Fixed income securities:
U.S. government and agencies	$3,440	$864	$—		$4,304
Municipal	—	7,742	160		7,902
Corporate - public	—	31,789	98		31,887
Corporate - privately placed	—	12,271	316		12,587
Foreign government	—	1,119	—		1,119
ABS - CDO	—	636	74		710
ABS - consumer and other	—	601	79		680
RMBS	—	777	1		778
CMBS	—	292	23		315
Redeemable preferred stock	—	24	—		24
Total fixed income securities	3,440	56,115	751		60,306
Equity securities	4,941	187	160		5,288
Short-term investments	343	1,520	—		1,863
Other investments: Free-standing derivatives	—	92	1	$(8)	85
Separate account assets	3,469	—	—		3,469
Other assets	1	—	1		2
Total recurring basis assets	12,194	57,914	913	(8)	71,013
Non-recurring basis (1)	—	—	25		25
Total assets at fair value	$12,194	$57,914	$938	$(8)	$71,038
% of total assets at fair value	17.2%	81.5%	1.3%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(307)		$(307)
Other liabilities: Free-standing derivatives	(1)	(66)	(4)	$22	(49)
Total liabilities at fair value	$(1)	$(66)	$(311)	$22	$(356)
% of total liabilities at fair value	0.3%	18.5%	87.4%	(6.2)%	100%
_______________

(1)	Includes $16 million of limited partnership interests and $9 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$3,056	$861	$5		$3,922
Municipal	—	7,240	161		7,401
Corporate - public	—	30,356	46		30,402
Corporate - privately placed	—	10,923	502		11,425
Foreign government	—	1,033	—		1,033
ABS - CDO	—	716	61		777
ABS - consumer and other	—	1,500	50		1,550
RMBS	—	946	1		947
CMBS	—	446	20		466
Redeemable preferred stock	—	25	—		25
Total fixed income securities	3,056	54,046	846		57,948
Equity securities	4,786	163	133		5,082
Short-term investments	615	1,507	—		2,122
Other investments: Free-standing derivatives	—	65	1	$(13)	53
Separate account assets	3,658	—	—		3,658
Other assets	2	—	1		3
Total recurring basis assets	12,117	55,781	981	(13)	68,866
Non-recurring basis (1)	—	—	55		55
Total assets at fair value	$12,117	$55,781	$1,036	$(13)	$68,921
% of total assets at fair value	17.6%	80.9%	1.5%	—%	100%
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(299)		$(299)
Other liabilities: Free-standing derivatives	(1)	(23)	(8)	$7	(25)
Total liabilities at fair value	$(1)	$(23)	$(307)	$7	$(324)
% of total liabilities at fair value	0.3%	7.1%	94.8%	(2.2)%	100%
_______________

(1)	Includes $42 million of limited partnership interests and $13 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(256)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
December 31, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2016 and December 31, 2015, Level 3 fair value measurements of fixed income securities total $751 million and $846 million, respectively, and include $311 million and $625 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $86 million and $96 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2016	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$149	$1	$(1)	$—	$—
Corporate - public	74	—	—	—	(6)
Corporate - privately placed	585	—	2	—	(280)
ABS - CDO	33	—	3	—	—
ABS - consumer and other	45	—	—	—	—
RMBS	1	—	—	—	—
CMBS	20	—	—	—	—
Total fixed income securities	907	1	4	—	(286)
Equity securities	118	(1)	—	—	—
Free-standing derivatives, net	(7)	4	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,019	$4	$4	$—	$(286)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(304)	$(3)	$—	$—	$—
Total recurring Level 3 liabilities	$(304)	$(3)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2016
Assets
Fixed income securities:
Municipal	$22	$(11)	$—	$—	$160
Corporate - public	40	(10)	—	—	98
Corporate - privately placed	38	—	—	(29)	316
ABS - CDO	40	—	—	(2)	74
ABS - consumer and other	35	—	—	(1)	79
RMBS	—	—	—	—	1
CMBS	3	—	—	—	23
Total fixed income securities	178	(21)	—	(32)	751
Equity securities	43	—	—	—	160
Free-standing derivatives, net	—	—	—	—	(3)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$221	$(21)	$—	$(32)	$909
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$1	$(307)
Total recurring Level 3 liabilities	$—	$—	$(1)	$1	$(307)
_____________

(1)
The effect to net income totals $1 million and is reported in the Condensed Consolidated Statements of Operations as follows: $1 million in realized capital gains and losses, $3 million in net investment income, $(6) million in interest credited to contractholder funds and $3 million in life and annuity contract benefits.

(2)	Comprises $1 million of assets and $4 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$5	$—	$—	$—	$(4)
Municipal	161	11	(6)	6	—
Corporate - public	46	—	1	25	(13)
Corporate - privately placed	502	4	15	16	(363)
ABS - CDO	61	—	5	10	(3)
ABS - consumer and other	50	—	(2)	3	—
RMBS	1	—	—	—	—
CMBS	20	—	—	—	—
Total fixed income securities	846	15	13	60	(383)
Equity securities	133	(33)	8	—	—
Free-standing derivatives, net	(7)	4	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$973	$(14)	$21	$60	$(383)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(299)	$(11)	$—	$—	$—
Total recurring Level 3 liabilities	$(299)	$(11)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2016
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$—
Municipal	22	(33)	—	(1)	160
Corporate - public	47	(6)	—	(2)	98
Corporate - privately placed	181	—	—	(39)	316
ABS - CDO	40	(2)	—	(37)	74
ABS - consumer and other	35	(5)	—	(2)	79
RMBS	—	—	—	—	1
CMBS	5	—	—	(2)	23
Total fixed income securities	330	(46)	—	(84)	751
Equity securities	52	—	—	—	160
Free-standing derivatives, net	—	—	—	—	(3)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$382	$(46)	$—	$(84)	$909
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(2)	$5	$(307)
Total recurring Level 3 liabilities	$—	$—	$(2)	$5	$(307)
_____________

(1)
The effect to net income totals $(25) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(24) million in realized capital gains and losses, $10 million in net investment income, $(12) million in interest credited to contractholder funds and $1 million in life and annuity contract benefits.

(2)	Comprises $1 million of assets and $4 million of liabilities.

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
_____________________

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
_____________________

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

There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2016 or 2015.
Transfers into Level 3 during the three months and nine months ended September 30, 2016 and 2015 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months and nine months ended September 30, 2016 and 2015 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Assets
Fixed income securities:
Municipal	$1	$—	$2	$(1)
Corporate	—	3	1	7
ABS	—	(1)	—	3
Total fixed income securities	1	2	3	9
Equity securities	(1)	(2)	(33)	(2)
Free-standing derivatives, net	4	(1)	4	—
Total recurring Level 3 assets	$4	$(1)	$(26)	$7
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(3)	$19	$(11)	$24
Total recurring Level 3 liabilities	$(3)	$19	$(11)	$24
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $1 million for the three months ended September 30, 2016 and are reported as follows: $1 million in realized capital gains and losses, $3 million in net investment income, $(6) million in interest credited to contractholder funds and $3 million in life and annuity contract benefits. These gains and losses total $18 million for the three months ended September 30, 2015 and are reported as follows: $(3) million in realized capital gains and losses, $2 million in net investment income, $27 million in interest credited to contractholder funds and $(8) million in life and annuity contract benefits. These gains and losses total $(37) million for the nine months ended September 30, 2016 and are reported as follows: $(37) million in realized capital gains and losses, $11 million in net investment income, $(12) million in interest credited to contractholder funds and $1 million in life and annuity contract benefits.  These gains and losses total $31 million for the nine months ended September 30, 2015 and are reported as follows: $(6) million in realized capital gains and losses, $13 million in net investment income, $32 million in interest credited to contractholder funds and $(8) million in life and annuity contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	September 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,396	$4,573	$4,338	$4,489
Cost method limited partnerships	1,375	1,600	1,154	1,450
Bank loans	1,660	1,665	1,565	1,527
Agent loans	463	452	422	408
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
Financial liabilities

($ in millions)	September 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$11,644	$12,345	$12,424	$12,874
Long-term debt	5,110	5,992	5,124	5,648
Liability for collateral	1,095	1,095	840	840
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of September 30, 2016, the Company pledged $23 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2016.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$23	n/a	$—	$—	$—
Equity and index contracts
Options	Other investments	—	4,246	84	84	—
Financial futures contracts	Other assets	—	837	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	347	n/a	(19)	1	(20)
Credit default contracts
Credit default swaps – buying protection	Other investments	49	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	120	n/a	2	2	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		542	5,083	68	89	(21)
Total asset derivatives		$542	5,083	$68	$89	$(21)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$49	n/a	$4	$4	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	—	—	—
Interest rate cap agreements	Other liabilities & accrued expenses	44	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	7,016	(28)	—	(28)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	352	n/a	(4)	1	(5)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	420	n/a	(38)	—	(38)
Guaranteed withdrawal benefits	Contractholder funds	299	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,750	n/a	(256)	—	(256)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	364	n/a	(13)	—	(13)
Credit default swaps – selling protection	Other liabilities & accrued expenses	125	n/a	(4)	—	(4)
Subtotal		3,524	7,016	(355)	2	(357)
Total liability derivatives		3,573	7,016	(351)	$6	$(357)
Total derivatives		$4,115	12,099	$(283)
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

($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2016
Asset derivatives	$8	$(27)	$19	$—	$3	$3
Liability derivatives	(35)	27	(5)	(13)	10	(3)

December 31, 2015
Asset derivatives	$21	$(8)	$(5)	$8	$(4)	$4
Liability derivatives	(25)	8	(1)	(18)	9	(9)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $1 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2016 or 2015.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gain (loss) recognized in OCI on derivatives during the period	$—	$4	$(1)	$11
Gain recognized in OCI on derivatives during the term of the hedging relationship	1	7	1	7
Gain (loss) reclassified from AOCI into income (net investment income)	1	—	1	(1)
Gain reclassified from AOCI into income (realized capital gains and losses)	—	—	3	3

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations. For the three months and nine months ended September 30, 2016 and 2015, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2016
Equity and index contracts	$(10)	$—	$14	$7	$11
Embedded derivative financial instruments	—	3	(6)	—	(3)
Foreign currency contracts	(5)	—	—	(5)	(10)
Credit default contracts	—	—	—	—	—
Total	$(15)	$3	$8	$2	$(2)

Nine months ended September 30, 2016
Interest rate contracts	$(1)	$—	$—	$—	$(1)
Equity and index contracts	(15)	—	9	11	5
Embedded derivative financial instruments	—	1	(9)	—	(8)
Foreign currency contracts	(4)	—	—	(26)	(30)
Credit default contracts	(5)	—	—	—	(5)
Total	$(25)	$1	$—	$(15)	$(39)

Three months ended September 30, 2015
Interest rate contracts	$(3)	$—	$—	$—	$(3)
Equity and index contracts	24	—	(27)	(12)	(15)
Embedded derivative financial instruments	—	(8)	28	—	20
Foreign currency contracts	(2)	—	—	(6)	(8)
Credit default contracts	5	—	—	—	5
Other contracts	—	—	(1)	—	(1)
Total	$24	$(8)	$—	$(18)	$(2)

Nine months ended September 30, 2015
Interest rate contracts	$(1)	$—	$—	$—	$(1)
Equity and index contracts	19	—	(23)	(8)	(12)
Embedded derivative financial instruments	—	(8)	36	—	28
Foreign currency contracts	(22)	—	—	(3)	(25)
Credit default contracts	5	—	—	—	5
Total	$1	$(8)	$13	$(11)	$(5)
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of September 30, 2016, counterparties pledged $5 million in cash to the Company, and the Company pledged $32 million in cash and securities to counterparties as collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2016				December 31, 2015
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$63	$3	$—	1	$82	$5	$—
A	4	301	2	1	5	375	9	6
A-	—	—	—	—	1	41	3	—
BBB+	2	12	—	—	2	49	—	1
Total	7	$376	$5	$1	9	$547	$17	$7
_______________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	September 30, 2016	December 31, 2015
Gross liability fair value of contracts containing credit-risk-contingent features	$6	$21
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(1)	(3)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(13)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$5	$5
Credit derivatives - selling protection
A credit default swap (“CDS”) is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the “reference entity” or a portfolio of “reference entities”), in return for a periodic premium. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. CDS typically have a five-year term.

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2016
Single name
Corporate debt	$20	$10	$35	$—	$65	$1
First-to-default Basket
Municipal	—	—	100	—	100	(4)
Index
Corporate debt	1	19	49	11	80	1
Total	$21	$29	$184	$11	$245	$(2)

December 31, 2015
Single name
Corporate debt	$20	$10	$45	$—	$75	$1
First-to-default Basket
Municipal	—	—	100	—	100	(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$21	$30	$197	$7	$255	$(6)
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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Property-liability insurance premiums earned	$244	$246	$741	$757
Life and annuity premiums and contract charges	78	82	230	252
Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Property-liability insurance claims and claims expense	$493	$107	$895	$441
Life and annuity contract benefits	25	23	172	150
Interest credited to contractholder funds	7	6	18	19
9. Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $5 million and $9 million during the three months ended September 30, 2016 and 2015, respectively, and $21 million and $32 million during the nine months ended September 30, 2016 and 2015, respectively.
The following table presents changes in the restructuring liability during the nine months ended September 30, 2016.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2015	$1	$1	$2
Expense incurred	7	1	8
Adjustments to liability	—	—	—
Payments applied against liability	(7)	(1)	(8)
Balance as of September 30, 2016	$1	$1	$2
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of September 30, 2016, the cumulative amount incurred to date for active programs totaled $78 million for employee costs and $62 million for exit costs.
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
Guarantees
The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective September 30, 2016, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $45 million as of September 30, 2016. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to four years. Historically, the Company has not made any material payments pursuant to these guarantees.
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
Related to the disposal through reinsurance of substantially all of Allstate Financial’s variable annuity business to Prudential in 2006, the Company and its consolidated subsidiaries, ALIC and ALNY, have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including certain liabilities arising from ALIC’s and ALNY’s provision of transition services. The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees. Management does not believe this agreement will have a material effect on results of operations, cash flows or financial position of the Company.
The aggregate liability balance related to all guarantees was not material as of September 30, 2016.
Regulation and Compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, prescribe rules or guidelines on how affiliates compete in the marketplace, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, and otherwise expand overall regulation of insurance products and the insurance industry. In addition, the Company is subject to laws and regulations administered and enforced by federal agencies and other organizations, including but not limited to the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Department of Labor, the U.S. Equal Employment Opportunity Commission, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
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
In addition to the California class actions, the case of Maria Victoria Perez and Kaela Brown, et al. v. Allstate Insurance Company was filed in the U.S. District Court for the Eastern District of New York. Plaintiffs allege that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act. The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees. On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. Notice to the class was issued in December 2015 and no opt outs were received. During the discovery phase of the case, it was determined that 50 Encompass adjusters had been erroneously omitted from the New York Labor Law and Fair Labor Standards Act classes. On April 8, 2016, notice was sent to the omitted Encompass adjusters. Eleven Encompass adjusters opted in. As a result, there are now 105 members of the Fair Labor Standards Act class and 137 members of the New York Labor Law class.
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
The Company is litigating one class action, Randy Rosenberg, et al. v. Allstate Fire & Casualty Insurance Company, Allstate Insurance Company, and Allstate Property & Casualty Insurance Company, in the U.S. District Court for the Northern District of Illinois. This case is brought on behalf of health care providers and insureds who submitted claims for no-fault benefits under personal injury protection policies which were in effect from 2008 through 2012 and were reimbursed based on the fee schedules. They seek a declaratory judgment that Allstate could not properly apply the fee schedules and seek damages for the difference between what they allege are the reasonable medical expenses payable under the personal injury protection coverage and the fee schedule amounts Allstate actually paid. They also seek recovery of attorneys’ fees and costs pursuant to Florida statutes. This case has been stayed by the Illinois federal court pending a decision on this issue by the Florida Supreme Court.
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
On August 19, 2015, in Orthopedic Specialists, et al. v. Allstate Insurance Company, the District Court of Appeal for the Fourth District issued a divided decision (three separate opinions, two against Allstate and one dissenting opinion deeming Allstate’s language sufficient), holding that Allstate’s language was not sufficient. Allstate’s motion for rehearing was denied. The court certified that its decision is in direct conflict with the District Court of Appeal for the First District’s decision. Allstate’s notice to the Florida Supreme Court seeking to invoke the discretionary jurisdiction of that court was accepted on January 20, 2016. The Florida Medical Association was granted leave to file an amicus brief in support of the plaintiff. The Florida Supreme Court heard oral argument on September 1, 2016, and has taken the matter under advisement. The decision by the Florida Supreme Court will establish Florida law on the sufficiency of Allstate’s fee schedule policy language which will be binding on all Florida courts, as well as the Illinois federal class action. An outcome in favor of Allstate’s position that the fee schedule policy language was sufficient will result in the resolution of all related claims that are currently in litigation along with those claims that are not currently in litigation. Allstate may be able to seek restitution from some plaintiffs for attorneys’ fees and costs. An outcome in the plaintiffs’ favor will result in significant costs to Allstate in the form of additional benefits due to medical providers along with penalties, interest, postage, and attorneys’ fees. The Company does not know when the Florida Supreme Court will issue their decision.
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
On July 13, 2016, in Florida Wellness & Rehabilitation Center of Hialeah, et al. v. Allstate Fire & Casualty Insurance Company, the District Court of Appeal for the Third District unanimously affirmed summary judgment for Allstate and upheld the validity of Allstate’s personal injury protection fee schedule language. The court also certified a conflict with the District Court of Appeal for the Fourth District’s decision in Orthopedic Specialists. Further appeal of this case to the Florida Supreme Court has been stayed pending the disposition of the Orthopedic Specialists case.
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
On February 1, 2016, these cases were reassigned to a new judge who initially entered orders addressing pending motions for reconsideration of the dismissal of plaintiffs’ state law claims, but then vacated those orders. On April 12, 2016, these cases were again reassigned to a new judge. On May 2, 2016, the new judge entered an order vacating the setting of additional release trials, consolidating all of the original and intervening plaintiffs’ claims, and granting leave to file a Consolidated Amended Complaint by May 20, 2016. The court entered a second order on May 2, 2016, scheduling deadlines for completion of discovery and filing of summary judgment motions on the merits of plaintiffs’ ERISA and ADEA claims, and setting a non-jury ERISA trial to occur in December 2016. The court’s order also sets deadlines for completion of discovery and summary judgment motions with regard to the remaining claims and defenses by the first quarter of 2017, with a jury trial on those claims and defenses to occur in May 2017. The court subsequently clarified the scope of the scheduled trials, ruling that (a) the December 2016 non-jury trial shall only resolve liability on plaintiffs’ claims challenging certain plan amendments under ERISA (“Phase I”); (b) the second trial currently scheduled for May 2017 shall resolve alleged interference with employee benefits under ERISA and disparate impact under the ADEA, with the court deciding the ERISA claim (“Phase II”); and (c) plaintiffs’ ADEA disparate treatment claims will not be resolved in the second trial but will be resolved in a manner to be determined at a later date. On May 4, 2016, the court entered an order denying Allstate’s post-trial motion for judgment as a matter of law with respect to the jury’s June 17, 2015 verdicts in favor of eight plaintiffs on the issue whether they knowingly and voluntarily signed their releases.
On May 20, 2016, a Consolidated Amended Complaint was filed on behalf of 499 plaintiffs, most of whom had previously filed separate lawsuits or intervened in Romero I. Allstate filed a partial motion to dismiss the Consolidated Amended Complaint, which the court granted in part and denied in part on July 6, 2016. Among other things, the court denied without prejudice Allstate’s motion to dismiss the state law claims, granted dismissal of plaintiffs’ retaliation claims under the ADEA and ERISA.
Phase I discovery is closed and the Company filed a motion for summary judgment as to all Phase I claims. Plaintiffs did not move for summary judgment. The parties also filed motions seeking to exclude each other’s ERISA experts. The Court held argument on these motions on October 27, 2016.
On September 2, 2016, in two cases asserting similar claims to those asserted in Romero I that had been filed on May 15, 2015, the U.S. District Court for the Southern District of Texas entered judgment in Allstate’s favor on statute of limitations and other grounds.
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

Asbestos and environmental
Allstate’s reserves for asbestos claims were $936 million and $960 million, net of reinsurance recoverables of $463 million and $458 million, as of September 30, 2016 and December 31, 2015, respectively. Reserves for environmental claims were $190 million and $179 million, net of reinsurance recoverables of $43 million and $43 million, as of September 30, 2016 and December 31, 2015, respectively. Approximately 59% and 57% of the total net asbestos and environmental reserves as of September 30, 2016 and December 31, 2015, respectively, were for incurred but not reported estimated losses.
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
11. Benefit Plans
The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Pension benefits
Service cost	$28	$29	$84	$86
Interest cost	71	64	214	192
Expected return on plan assets	(99)	(106)	(298)	(318)
Amortization of:
Prior service credit	(14)	(14)	(42)	(42)
Net actuarial loss	44	47	131	143
Settlement loss	7	6	23	18
Net periodic pension cost	$37	$26	$112	$79

Postretirement benefits
Service cost	$2	$3	$7	$9
Interest cost	4	6	13	17
Amortization of:
Prior service credit	(5)	(5)	(16)	(16)
Net actuarial gain	(2)	(3)	(18)	(7)
Net periodic postretirement (credit) cost	$(1)	$1	$(14)	$3

12. Reporting Segments
Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Property-Liability
Property-liability insurance premiums
Auto	$5,353	$5,154	$15,879	$15,219
Homeowners	1,813	1,795	5,438	5,331
Other personal lines	426	425	1,271	1,268
Commercial lines	127	128	383	381
Other business lines	150	148	435	426
Allstate Protection	7,869	7,650	23,406	22,625
Discontinued Lines and Coverages	—	—	—	—
Total property-liability insurance premiums	7,869	7,650	23,406	22,625
Net investment income	310	307	928	957
Realized capital gains and losses	53	(161)	(20)	(84)
Total Property-Liability	8,232	7,796	24,314	23,498
Allstate Financial
Life and annuity premiums and contract charges
Life and annuity premiums
Traditional life insurance	145	135	422	398
Accident and health insurance	216	194	646	585
Total life and annuity premiums	361	329	1,068	983
Contract charges
Interest-sensitive life insurance	206	205	623	618
Fixed annuities	4	4	10	10
Total contract charges	210	209	633	628
Total life and annuity premiums and contract charges	571	538	1,701	1,611
Net investment income	427	491	1,281	1,464
Realized capital gains and losses	(21)	194	(70)	364
Total Allstate Financial	977	1,223	2,912	3,439
Corporate and Other
Service fees	1	—	3	2
Net investment income	11	9	32	25
Realized capital gains and losses	1	—	(2)	—
Total Corporate and Other before reclassification of service fees	13	9	33	27
Reclassification of service fees (1)	(1)	—	(3)	(2)
Total Corporate and Other	12	9	30	25
Consolidated revenues	$9,221	$9,028	$27,256	$26,962
_______________

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Property-Liability
Underwriting income
Allstate Protection	$455	$540	$518	$1,001
Discontinued Lines and Coverages	(100)	(49)	(104)	(53)
Total underwriting income	355	491	414	948
Net investment income	310	307	928	957
Income tax expense on operations (1)	(218)	(256)	(429)	(653)
Realized capital gains and losses, after-tax	36	(104)	(10)	(55)
Loss on disposition of operations, after-tax	—	(1)	—	—
Property-Liability net income applicable to common shareholders	483	437	903	1,197
Allstate Financial
Life and annuity premiums and contract charges	571	538	1,701	1,611
Net investment income	427	491	1,281	1,464
Contract benefits and interest credited to contractholder funds	(667)	(651)	(1,939)	(1,921)
Operating costs and expenses and amortization of deferred policy acquisition costs	(194)	(173)	(577)	(545)
Restructuring and related charges	—	(1)	(1)	(3)
Income tax expense on operations	(43)	(66)	(147)	(195)
Operating income	94	138	318	411
Realized capital gains and losses, after-tax	(14)	125	(46)	235
Valuation changes on embedded derivatives that are not hedged, after-tax	—	(2)	(8)	(3)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(1)	(1)	(3)	(3)
Gain on disposition of operations, after-tax	1	2	3	1
Change in accounting for investments in qualified affordable housing projects, after-tax	—	—	—	(17)
Allstate Financial net income applicable to common shareholders	80	262	264	624
Corporate and Other
Service fees (2)	1	—	3	2
Net investment income	11	9	32	25
Operating costs and expenses (2)	(81)	(86)	(241)	(248)
Income tax benefit on operations	26	28	77	82
Preferred stock dividends	(29)	(29)	(87)	(87)
Operating loss	(72)	(78)	(216)	(226)
Realized capital gains and losses, after-tax	—	—	(1)	—
Corporate and Other net loss applicable to common shareholders	(72)	(78)	(217)	(226)
Consolidated net income applicable to common shareholders	$491	$621	$950	$1,595
_______________

(1)
Income tax on operations for the Property-Liability segment includes $28 million of expense for the nine months ended September 30, 2015 related to the change in accounting guidance for investments in qualified affordable housing projects.

(2)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

13. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$350	$(123)	$227	$(813)	$285	$(528)
Less: reclassification adjustment of realized capital gains and losses	53	(19)	34	18	(6)	12
Unrealized net capital gains and losses	297	(104)	193	(831)	291	(540)
Unrealized foreign currency translation adjustments	(11)	4	(7)	(22)	8	(14)
Unrecognized pension and other postretirement benefit cost arising during the period	1	—	1	7	(2)	5
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(30)	10	(20)	(31)	11	(20)
Unrecognized pension and other postretirement benefit cost	31	(10)	21	38	(13)	25
Other comprehensive income (loss)	$317	$(110)	$207	$(815)	$286	$(529)

	Nine months ended September 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,685	$(589)	$1,096	$(1,306)	$457	$(849)
Less: reclassification adjustment of realized capital gains and losses	(156)	55	(101)	304	(106)	198
Unrealized net capital gains and losses	1,841	(644)	1,197	(1,610)	563	(1,047)

Unrealized foreign currency translation adjustments	18	(6)	12	(77)	27	(50)

Unrecognized pension and other postretirement benefit cost arising during the period	(6)	3	(3)	15	(3)	12
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(78)	27	(51)	(96)	34	(62)
Unrecognized pension and other postretirement benefit cost	72	(24)	48	111	(37)	74
Other comprehensive income (loss)	$1,931	$(674)	$1,257	$(1,576)	$553	$(1,023)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2016, and the related condensed consolidated statements of operations, comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
November 2, 2016

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015
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
HIGHLIGHTS

•
Consolidated net income applicable to common shareholders was $491 million in the third quarter of 2016 compared to $621 million in the third quarter of 2015, and $950 million in the first nine months of 2016 compared to $1.60 billion in the first nine months of 2015. Net income applicable to common shareholders per diluted common share was $1.31 in the third quarter of 2016 compared to $1.54 in the third quarter of 2015, and $2.51 in the first nine months of 2016 compared to $3.87 in the first nine months of 2015.

•
Property-Liability net income applicable to common shareholders was $483 million in the third quarter of 2016 compared to $437 million in the third quarter of 2015, and $903 million in the first nine months of 2016 compared to $1.20 billion in the first nine months of 2015.

•
The Property-Liability combined ratio was 95.5 in the third quarter of 2016 compared to 93.6 in the third quarter of 2015, and 98.2 in the first nine months of 2016 compared to 95.8 in the first nine months of 2015.

•
Allstate Financial net income applicable to common shareholders was $80 million in the third quarter of 2016 compared to $262 million in the third quarter of 2015, and $264 million in the first nine months of 2016 compared to $624 million in the first nine months of 2015.

•
Total revenues were $9.22 billion in the third quarter of 2016 compared to $9.03 billion in the third quarter of 2015, and $27.26 billion in the first nine months of 2016 compared to $26.96 billion in the first nine months of 2015.

•
Property-Liability premiums earned totaled $7.87 billion in the third quarter of 2016, an increase of 2.9% from $7.65 billion in the third quarter of 2015, and $23.41 billion in the first nine months of 2016, an increase of 3.5% from $22.63 billion in the first nine months of 2015.

•
Investments totaled $81.10 billion as of September 30, 2016, increasing from $77.76 billion as of December 31, 2015. Net investment income was $748 million in the third quarter of 2016, a decrease of 7.3% from $807 million in the third quarter of 2015, and $2.24 billion in the first nine months of 2016, a decrease of 8.4% from $2.45 billion in the first nine months of 2015.

•
Net realized capital gains were $33 million in both the third quarter of 2016 and the third quarter of 2015, and net realized capital losses were $92 million in the first nine months of 2016 compared to net realized capital gains of $280 million in the first nine months of 2015.

•
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $51.48 as of September 30, 2016, an increase of 8.3% from $47.54 as of September 30, 2015, and an increase of 8.7% from $47.34 as of December 31, 2015.

•
For the twelve months ended September 30, 2016, return on the average of beginning and ending period common shareholders’ equity of 7.4% decreased by 4.8 points from 12.2% for the twelve months ended September 30, 2015.

•
As of September 30, 2016, shareholders’ equity was $20.93 billion. This total included $2.66 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Property-liability insurance premiums	$7,869	$7,650	$23,406	$22,625
Life and annuity premiums and contract charges	571	538	1,701	1,611
Net investment income	748	807	2,241	2,446
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(73)	(186)	(241)	(286)
OTTI losses reclassified to (from) other comprehensive income	—	12	8	20
Net OTTI losses recognized in earnings	(73)	(174)	(233)	(266)
Sales and other realized capital gains and losses	106	207	141	546
Total realized capital gains and losses	33	33	(92)	280
Total revenues	9,221	9,028	27,256	26,962

Costs and expenses
Property-liability insurance claims and claims expense	(5,553)	(5,255)	(17,138)	(15,835)
Life and annuity contract benefits	(484)	(460)	(1,393)	(1,347)
Interest credited to contractholder funds	(183)	(194)	(558)	(578)
Amortization of deferred policy acquisition costs	(1,138)	(1,092)	(3,393)	(3,248)
Operating costs and expenses	(1,021)	(992)	(3,043)	(3,143)
Restructuring and related charges	(5)	(9)	(21)	(32)
Interest expense	(73)	(73)	(218)	(219)
Total costs and expenses	(8,457)	(8,075)	(25,764)	(24,402)

Gain on disposition of operations	1	2	4	2
Income tax expense	(245)	(305)	(459)	(880)
Net income	520	650	1,037	1,682

Preferred stock dividends	(29)	(29)	(87)	(87)
Net income applicable to common shareholders	$491	$621	$950	$1,595

Property-Liability	$483	$437	$903	$1,197
Allstate Financial	80	262	264	624
Corporate and Other	(72)	(78)	(217)	(226)
Net income applicable to common shareholders	$491	$621	$950	$1,595

PROPERTY-LIABILITY HIGHLIGHTS

•
Net income applicable to common shareholders was $483 million in the third quarter of 2016 compared to $437 million in the third quarter of 2015, and $903 million in the first nine months of 2016 compared to $1.20 billion in the first nine months of 2015.

•
Premiums written totaled $8.31 billion in the third quarter of 2016, an increase of 2.1% from $8.14 billion in the third quarter of 2015, and $23.88 billion in the first nine months of 2016, an increase of 2.4% from $23.32 billion in the first nine months of 2015.

•
Premiums earned totaled $7.87 billion in the third quarter of 2016, an increase of 2.9% from $7.65 billion in the third quarter of 2015, and $23.41 billion in the first nine months of 2016, an increase of 3.5% from $22.63 billion in the first nine months of 2015.

•	The loss ratio was 70.6 in the third quarter of 2016 compared to 68.7 in the third quarter of 2015, and 73.2 in the first nine months of 2016 compared to 70.0 in the first nine months of 2015.

•
Catastrophe losses were $481 million in the third quarter of 2016 compared to $270 million in the third quarter of 2015, and $2.27 billion in the first nine months of 2016 compared to $1.36 billion in the first nine months of 2015. The effect of catastrophes on the combined ratio was 6.1 in the third quarter of 2016 compared to 3.5 in the third quarter of 2015, and 9.7 in the first nine months of 2016 compared to 6.0 in the first nine months of 2015.

•
Prior year reserve reestimates totaled $99 million unfavorable in the third quarter of 2016 compared to $47 million unfavorable in the third quarter of 2015, and $120 million unfavorable in the first nine months of 2016 compared to $112 million unfavorable in the first nine months of 2015. These amounts include unfavorable reestimates of $96 million and $44 million from our annual Discontinued Lines and Coverages reserve review performed in the third quarter of 2016 and 2015, respectively.

•
Underwriting income was $355 million in the third quarter of 2016 compared to $491 million in the third quarter of 2015, and $414 million in the first nine months of 2016 compared to $948 million in the first nine months of 2015. Underwriting income, a measure not based on accounting principles generally accepted in the United States of America (“GAAP”), is defined below.

•
Investments were $41.06 billion as of September 30, 2016, an increase of 6.7% from $38.48 billion as of December 31, 2015. Net investment income was $310 million in the third quarter of 2016, an increase of 1.0% from $307 million in the third quarter of 2015, and $928 million in the first nine months of 2016, a decrease of 3.0% from $957 million in the first nine months of 2015.

•
Net realized capital gains were $53 million in the third quarter of 2016 compared to net realized capital losses of $161 million in the third quarter of 2015, and net realized capital losses were $20 million in the first nine months of 2016 compared to $84 million in the first nine months of 2015.

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

($ in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Premiums written	$8,311	$8,137	$23,877	$23,320

Revenues
Premiums earned	$7,869	$7,650	$23,406	$22,625
Net investment income	310	307	928	957
Realized capital gains and losses	53	(161)	(20)	(84)
Total revenues	8,232	7,796	24,314	23,498

Costs and expenses
Claims and claims expense	(5,553)	(5,255)	(17,138)	(15,835)
Amortization of DAC	(1,068)	(1,029)	(3,181)	(3,050)
Operating costs and expenses	(888)	(867)	(2,653)	(2,763)
Restructuring and related charges	(5)	(8)	(20)	(29)
Total costs and expenses	(7,514)	(7,159)	(22,992)	(21,677)

Loss on disposition of operations	—	(1)	—	—
Income tax expense	(235)	(199)	(419)	(624)
Net income applicable to common shareholders	$483	$437	$903	$1,197

Underwriting income	$355	$491	$414	$948
Net investment income	310	307	928	957
Income tax expense on operations	(218)	(256)	(429)	(653)
Realized capital gains and losses, after-tax	36	(104)	(10)	(55)
Loss on disposition of operations, after-tax	—	(1)	—	—
Net income applicable to common shareholders	$483	$437	$903	$1,197

Catastrophe losses	$481	$270	$2,269	$1,361

GAAP operating ratios
Claims and claims expense ratio	70.6	68.7	73.2	70.0
Expense ratio	24.9	24.9	25.0	25.8
Combined ratio	95.5	93.6	98.2	95.8
Effect of catastrophe losses on combined ratio	6.1	3.5	9.7	6.0
Effect of prior year reserve reestimates on combined ratio (1)	1.3	0.6	0.5	0.5
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio (2)	—	—	0.1	—
Effect of amortization of purchased intangible assets on combined ratio	0.1	0.2	0.1	0.2
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.1	0.1
Effect of Discontinued Lines and Coverages on combined ratio	1.3	0.7	0.4	0.2
_______________

(1)	Prior year reserve reestimates in the three and nine months ended September 30, 2016 and September 30, 2015 were primarily related to our annual review of reserves in Discontinued Lines and Coverages.

(2)
Prior year reserve reestimates included in catastrophe losses totaled $3 million and $13 million unfavorable in the three and nine months ended September 30, 2016, respectively, compared to $2 million favorable and $1 million unfavorable in the three and nine months ended September 30, 2015, respectively.

Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.
A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Premiums written:
Allstate Protection	$8,309	$8,137	$23,875	$23,320
Discontinued Lines and Coverages (1)	2	—	2	—
Property-Liability premiums written	8,311	8,137	23,877	23,320
Increase in unearned premiums	(472)	(485)	(570)	(689)
Other	30	(2)	99	(6)
Property-Liability premiums earned	$7,869	$7,650	$23,406	$22,625

Premiums earned:
Allstate Protection	$7,869	$7,650	$23,406	$22,625
Discontinued Lines and Coverages	—	—	—	—
Property-Liability	$7,869	$7,650	$23,406	$22,625
_______________

(1)	Represents retrospective reinsurance premium recognized when billed.
ALLSTATE PROTECTION SEGMENT
Premiums written by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$4,940	$4,746	$428	$411	$153	$169	$5,521	$5,326
Homeowners	1,869	1,879	16	9	121	134	2,006	2,022
Other personal lines (1)	447	429	2	3	25	28	474	460
Subtotal – Personal lines	7,256	7,054	446	423	299	331	8,001	7,808
Commercial lines	123	124	—	—	—	—	123	124
Other business lines (2)	185	205	—	—	—	—	185	205
Total	$7,564	$7,383	$446	$423	$299	$331	$8,309	$8,137

	Nine months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$14,453	$13,869	$1,243	$1,208	$453	$489	$16,149	$15,566
Homeowners	5,092	5,077	41	21	351	381	5,484	5,479
Other personal lines (1)	1,228	1,210	6	6	73	81	1,307	1,297
Subtotal – Personal lines	20,773	20,156	1,290	1,235	877	951	22,940	22,342
Commercial lines	384	390	—	—	—	—	384	390
Other business lines (2)	551	588	—	—	—	—	551	588
Total	$21,708	$21,134	$1,290	$1,235	$877	$951	$23,875	$23,320
_______________

(1)	Other personal lines include renter, condominium, landlord and other personal lines products.

(2)	Other business lines include Allstate Roadside Services and Allstate Dealer Services.

Premiums earned by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$4,793	$4,597	$405	$392	$155	$165	$5,353	$5,154
Homeowners	1,683	1,663	11	5	119	127	1,813	1,795
Other personal lines	399	396	2	2	25	27	426	425
Subtotal – Personal lines	6,875	6,656	418	399	299	319	7,592	7,374
Commercial lines	127	128	—	—	—	—	127	128
Other business lines	150	148	—	—	—	—	150	148
Total	$7,152	$6,932	$418	$399	$299	$319	$7,869	$7,650

	Nine months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$14,205	$13,553	$1,202	$1,171	$472	$495	$15,879	$15,219
Homeowners	5,045	4,939	29	12	364	380	5,438	5,331
Other personal lines	1,189	1,182	6	5	76	81	1,271	1,268
Subtotal – Personal lines	20,439	19,674	1,237	1,188	912	956	22,588	21,818
Commercial lines	383	381	—	—	—	—	383	381
Other business lines	435	426	—	—	—	—	435	426
Total	$21,257	$20,481	$1,237	$1,188	$912	$956	$23,406	$22,625
Premium measures and statistics that are used to analyze the business are calculated and described below.

•	Policies in force (“PIF”): Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

Auto premiums written totaled $5.52 billion in the third quarter of 2016, a 3.7% increase from $5.33 billion in the third quarter of 2015, and $16.15 billion in the first nine months of 2016, a 3.7% increase from $15.57 billion in the first nine months of 2015.

	Allstate brand		Esurance brand		Encompass brand
	2016	2015	2016	2015	2016	2015
Three months ended September 30,
PIF (thousands)	19,852	20,367	1,395	1,433	649	746
New issued applications (thousands)	584	790	151	145	13	20
Average premium (1)	$532	$494	$546	$513	$1,022	$963
Renewal ratio (%) (1)	87.5	88.6	78.9	78.7	73.1	76.7
Approved rate changes (2):
# of locations (3)	25	23	9	13	9	8
Total brand (%) (4)	1.0	1.6	0.4	1.3	1.6	1.3
Location specific (%) (5) (6)	7.1	5.1	2.3	5.1	8.8	7.6

Nine months ended September 30,
PIF (thousands)	19,852	20,367	1,395	1,433	649	746
New issued applications (thousands)	1,750	2,400	460	488	43	66
Average premium (1)	$518	$489	$544	$514	$997	$934
Renewal ratio (%) (1)	87.9	88.8	79.5	79.6	74.9	77.7
Approved rate changes (2):
# of locations (3)	51	47	26	32	22	25
Total brand (%) (4)	5.9	3.4	2.0	4.1	7.3	7.4
Location specific (%) (5) (6)	7.0	5.1	4.4	5.7	10.1	9.0
____________

(1)	Policy term is six months for Allstate and Esurance brands and twelve months for Encompass brand.

(2)
Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in a location. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a location.

(3)
Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces. Esurance brand operates in 43 states and 1 Canadian province. Encompass brand operates in 40 states and the District of Columbia.

(4)	Represents the impact in the states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.

(5)
Represents the impact in the states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.

(6)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto for all three brands totaled $209 million and $1.17 billion in the three and nine months ended September 30, 2016, respectively, compared to $304 million and $710 million in the three and nine months ended September 30, 2015, respectively.

Allstate brand auto premiums written totaled $4.94 billion in the third quarter of 2016, a 4.1% increase from $4.75 billion in the third quarter of 2015, and $14.45 billion in the first nine months of 2016, a 4.2% increase from $13.87 billion in the first nine months of 2015. Factors impacting premiums written were the following:

•
2.5% or 515 thousand decrease in PIF as of September 30, 2016 compared to September 30, 2015. Allstate brand auto PIF increased in 8 states, including 1 out of our largest 10 states, as of September 30, 2016 compared to September 30, 2015.

•
26.1% and 27.1% decrease in new issued applications in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. All of our largest 10 states experienced decreases in new issued applications in both the third quarter and first nine months of 2016 compared to the same periods of 2015.

•
7.7% and 5.9% increase in average premium in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015, primarily due to rate increases. Based on historical premiums written, the annual impact of rate changes approved for auto totaled $192 million and $1.09 billion in the three and nine months ended September 30, 2016, respectively, compared to $277 million and $600 million in the three and nine months ended September 30, 2015, respectively. These amounts do not assume customer choices such as non-renewal or changes in policy terms which might reduce future premiums. Approximately 30% of the change in rates approved for auto in the third quarter of 2016 are driven by the increases approved in 5 out of our 10 largest states. Fluctuation in the Canadian exchange rate had no impact to premiums written and average premium growth rates in third quarter of 2016 and reduced premiums written and average premium growth rates by 0.2 points in the first nine months of 2016.

•
1.1 point and 0.9 point decrease in the renewal ratio in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Of our largest 10 states, 9 experienced decreases in the renewal ratio in both the third quarter and first nine months of 2016 compared to the same periods of 2015.

We regularly monitor profitability trends and take appropriate pricing actions, underwriting actions, claims process improvements focused on managing loss costs and targeted expense spending reductions to achieve adequate returns. Given loss trends emerging in 2015, we responded with a multi-faceted approach to improve profitability, which has impacted our growth.

•
We increased and accelerated rate filings broadly across the country. Approximately 34% of the Allstate brand rate increases approved in the first nine months of 2016 are expected to be earned in 2016, with the remainder expected to be earned in 2017 and 2018. We continue to aggressively pursue rate increases to respond to higher loss trends, subject to regulatory processes and review.

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

Esurance brand auto premiums written totaled $428 million in the third quarter of 2016, a 4.1% increase from $411 million in the third quarter of 2015; $1.24 billion in the first nine months of 2016, a 2.9% increase from $1.21 billion in the first nine months of 2015. Profit improvement actions impacting growth include rate increases, underwriting guideline adjustments, and decreased marketing in select geographies to manage risks. Factors impacting premiums written were the following:
•2.7% or 38 thousand decrease in PIF as of September 30, 2016 compared to September 30, 2015.

•
4.1% increase in new issued applications in the third quarter of 2016 compared to the same period of 2015, due to reallocation of advertising spending from less effective to more productive channels; 5.7% decrease in the first nine months of 2016 compared to the same period of 2015, due to a decrease in marketing activities and the impact of rate increases. Quote volume increased in the third quarter of 2016 compared to the same period of 2015 consistent with the advertising spending reallocation and decreased in the first nine months of 2016 compared to the same period of 2015 due to marketing spending reductions. The conversion rate (the percentage of actual issued policies to completed quotes) decreased 0.1 points and increased 0.3 points in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.

•	6.4% and 5.8% increase in average premium in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.

•	0.2 point increase and 0.1 point decrease in the renewal ratio in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.
Encompass brand auto premiums written totaled $153 million in the third quarter of 2016, a 9.5% decrease from $169 million in the third quarter of 2015, and $453 million in the first nine months of 2016, a 7.4% decrease from $489 million in the first nine months of 2015. Profit improvement actions are being implemented in states with inadequate returns, and have impacted growth. These actions are tailored based on geography and include higher rates, enhanced pricing and underwriting sophistication, and a focus on geographic presence and product distribution. Factors impacting premiums written were the following:

•	13.0% or 97 thousand decrease in PIF as of September 30, 2016 compared to September 30, 2015.

•	35.0% and 34.8% decrease in new issued applications in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.

•	6.1% and 6.7% increase in average premium in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.

•
3.6 point and 2.8 point decrease in the renewal ratio in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Homeowners premiums written totaled $2.01 billion in the third quarter of 2016, a 0.8% decrease from $2.02 billion in the third quarter of 2015, and $5.48 billion in both the first nine months of 2016 and 2015. Excluding the cost of catastrophe reinsurance, premiums written decreased 0.3% and 1.2% in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.

	Allstate brand			Esurance brand		Encompass brand
	2016		2015	2016	2015	2016	2015
Three months ended September 30,
PIF (thousands)	6,109		6,163	52	26	305	347
New issued applications (thousands)	188		218	10	8	9	12
Average premium (1)	$1,181		$1,158	$872	$838	$1,659	$1,583
Renewal ratio (%) (1) (2)	87.9		88.7	76.1	N/A	77.9	82.5
Approved rate changes (3):
# of locations (4)	10		6	N/A	N/A	5	8
Total brand (%)	0.2		0.4	N/A	N/A	1.4	1.2
Location specific (%) (5)	4.6		6.4	N/A	N/A	9.2	5.9

Nine months ended September 30,
PIF (thousands)	6,109		6,163	52	26	305	347
New issued applications (thousands)	545		607	28	21	27	38
Average premium (1)	$1,176		$1,152	$877	$836	$1,636	$1,546
Renewal ratio (%) (1) (2)	87.9		88.5	76.1	N/A	79.7	82.9
Approved rate changes (3):
# of locations (4)	33		23	N/A	N/A	16	23
Total brand (%)	0.6	(6)	1.3	N/A	N/A	4.5	4.9
Location specific (%) (5)	1.6	(6)	4.2	N/A	N/A	9.4	8.5
_______________

(1)	Policy term is twelve months.

(2)
Esurance’s retention ratios will appear lower due to its underwriting process. Customers can enter into a policy without a physical inspection. During the underwriting review period, a number of policies may be canceled if upon inspection the condition is unsatisfactory. Excluding the impact of risk related cancellations, Esurance’s retention ratio was 81.8% and 82.5% for the three and nine months ended September 30, 2016, respectively.

(3)	Includes rate changes approved based on our net cost of reinsurance.

(4)
Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces. Esurance brand operates in 30 states and 2 Canadian provinces. Encompass brand operates in 40 states and the District of Columbia.

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners for all three brands totaled $23 million and $66 million in the three and nine months ended September 30, 2016, respectively, compared to $31 million and $114 million in the three and nine months ended September 30, 2015, respectively.

(6)
Includes the impact of a rate decrease in California in first quarter 2016. Excluding California, Allstate brand homeowners total brand and location specific rate changes were 1.6% and 5.2% for the nine months ended September 30, 2016, respectively.

N/A reflects not applicable.
Allstate brand homeowners premiums written totaled $1.87 billion in the third quarter of 2016, a 0.5% decrease from $1.88 billion in the third quarter of 2015, and $5.09 billion in the first nine months of 2016, a 0.3% increase from $5.08 billion in the first nine months of 2015. We continue to be disciplined in how we manage margins as we increase rates and implement other actions to maintain or improve returns where required. Factors impacting premiums written were the following:

•
0.9% or 54 thousand decrease in PIF as of September 30, 2016 compared to September 30, 2015. Allstate brand homeowners PIF increased in 18 states, including 3 out of our largest 10 states, as of September 30, 2016 compared to September 30, 2015.

•
13.8% and 10.2% decrease in new issued applications in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Of our largest 10 states, 8 experienced decreases in new issued applications in both the third quarter and first nine months of 2016 compared to the same periods of 2015.

•
2.0% and 2.1% increase in average premium in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015, primarily due to rate changes and increasing insured home valuations due to inflationary costs. Fluctuation in the Canadian exchange rate had no impact to premiums written and average premium growth rates in third quarter 2016 and reduced premiums written and average premium growth rates by 0.1 points in the first nine months of 2016.

•
0.8 point and 0.6 point decrease in the renewal ratio in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Of our largest 10 states, 8 experienced decreases in the renewal ratio in both the third quarter and first nine months of 2016 compared to the same periods of 2015.

•
$9 million decrease in the cost of our catastrophe reinsurance program to $80 million in the third quarter of 2016 from $89 million in the third quarter of 2015, and $23 million decrease to $256 million in the first nine months of 2016 from $279 million in the first nine months of 2015. Catastrophe reinsurance premiums are recorded primarily in Allstate brand and are a reduction of premium.

Premiums written for Allstate’s House and Home product, our redesigned homeowners new business offering currently available in 76% of total states, totaled $532 million in the third quarter of 2016 compared to $429 million in the third quarter of 2015, and $1.40 billion in the first nine months of 2016 compared to $1.08 billion in the first nine months of 2015. The House and Home product is available in 75% of the states where our catastrophe losses occurred in the first nine months of 2016.
Esurance brand homeowners premiums written totaled $16 million in the third quarter of 2016 compared to $9 million in the third quarter of 2015, and $41 million in the first nine months of 2016 compared to $21 million in the first nine months of 2015. Factors impacting premiums written were the following:

•	26 thousand increase in PIF as of September 30, 2016 compared to September 30, 2015.

•	2 thousand and 7 thousand increase in new issued applications in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.
Encompass brand homeowners premiums written totaled $121 million in the third quarter of 2016, a 9.7% decrease from $134 million in the third quarter of 2015, and $351 million in the first nine months of 2016, a 7.9% decrease from $381 million in the first nine months of 2015. Profit improvement actions are being implemented in states with inadequate returns, and have impacted growth. These actions are tailored based on geography and include higher rates, enhanced pricing and underwriting sophistication, and a focus on geographic presence and product distribution. Factors impacting premiums written were the following:

•	12.1% or 42 thousand decrease in PIF as of September 30, 2016 compared to September 30, 2015.

•	25.0% and 28.9% decrease in new issued applications in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.

•	4.8% and 5.8% increase in average premium in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015, primarily due to rate changes.

•
4.6 point and 3.2 point decrease in the renewal ratio in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Other personal lines Allstate brand other personal lines premiums written totaled $447 million in the third quarter of 2016, a 4.2% increase from $429 million in the third quarter of 2015, and $1.23 billion in the first nine months of 2016, a 1.5% increase from $1.21 billion in the first nine months of 2015. The increases in both periods were primarily due to increased average premium for condominium insurance.
Commercial lines premiums written totaled $123 million in the third quarter of 2016, a 0.8% decrease from $124 million in the third quarter of 2015, and $384 million in the first nine months of 2016, a 1.5% decrease from $390 million in the first nine months of 2015. The decreases in both periods were driven by decreased new business and lower renewals due to profit improvement actions, partially offset by higher average premiums.
Other business lines premiums written totaled $185 million in the third quarter of 2016, a 9.8% decrease from $205 million in the third quarter of 2015, and $551 million in the nine months of 2016, a 6.3% decrease from $588 million in the first nine months of 2015. The decreases in both periods were primarily due to declines in Allstate Roadside Services and Allstate Dealer Services premiums.

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Premiums written	$8,309	$8,137	$23,875	$23,320
Premiums earned	$7,869	$7,650	$23,406	$22,625
Claims and claims expense	(5,454)	(5,207)	(17,036)	(15,784)
Amortization of DAC	(1,068)	(1,029)	(3,181)	(3,050)
Other costs and expenses	(887)	(866)	(2,651)	(2,761)
Restructuring and related charges	(5)	(8)	(20)	(29)
Underwriting income	$455	$540	$518	$1,001
Catastrophe losses	$481	$270	$2,269	$1,361

Underwriting income (loss) by line of business
Auto	$24	$22	$(44)	$(13)
Homeowners	395	465	528	922
Other personal lines	50	43	104	104
Commercial lines	(19)	(5)	(90)	(33)
Other business lines	7	16	25	27
Answer Financial	(2)	(1)	(5)	(6)
Underwriting income	$455	$540	$518	$1,001

Underwriting income (loss) by brand
Allstate brand	$493	$571	$654	$1,183
Esurance brand	(41)	(26)	(103)	(136)
Encompass brand	5	(4)	(28)	(40)
Answer Financial	(2)	(1)	(5)	(6)
Underwriting income	$455	$540	$518	$1,001

The following tables summarize the changes in underwriting results from the prior year. The 2016 columns present changes in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. The 2015 columns present changes in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. The components of the increase (decrease) in underwriting income (loss) by line of business are shown in the following tables.

($ in millions)	Three months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (1)
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Underwriting income (loss) - prior period	$22	$226	$465	$287	$43	$55	$(5)	$10	$540	$579
Changes in underwriting income (loss) from:
Premiums earned	199	264	18	55	1	7	(1)	8	219	344
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(50)	(475)	(11)	(37)	3	(17)	14	(20)	(40)	(549)
Catastrophe losses, excluding reserve reestimates	(139)	71	(57)	166	(6)	2	(4)	—	(206)	239
Non-catastrophe reserve reestimates	24	(89)	(6)	(5)	13	—	(25)	(6)	4	(101)
Catastrophe reserve reestimates	—	(4)	(5)	11	—	—	—	1	(5)	8
Total reserve reestimates	24	(93)	(11)	6	13	—	(25)	(5)	(1)	(93)
Subtotal - losses	(165)	(497)	(79)	135	10	(15)	(15)	(25)	(247)	(403)
Expenses	(32)	29	(9)	(12)	(4)	(4)	2	2	(57)	20
Underwriting income (loss) - current period	$24	$22	$395	$465	$50	$43	$(19)	$(5)	$455	$540

	Nine months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (1)
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Underwriting (loss) income - prior period	$(13)	$539	$922	$472	$104	$103	$(33)	$13	$1,001	$1,146
Changes in underwriting income (loss) from:
Premiums earned	660	793	107	180	3	24	2	30	781	1,051
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(491)	(1,208)	55	(86)	28	(45)	(4)	(53)	(399)	(1,399)
Catastrophe losses, excluding reserve reestimates	(319)	127	(514)	335	(55)	27	(8)	5	(896)	494
Non-catastrophe reserve reestimates	90	(205)	(5)	5	25	(1)	(54)	(19)	55	(222)
Catastrophe reserve reestimates	—	(7)	(13)	55	1	(3)	—	(2)	(12)	43
Total reserve reestimates	90	(212)	(18)	60	26	(4)	(54)	(21)	43	(179)
Subtotal - losses	(720)	(1,293)	(477)	309	(1)	(22)	(66)	(69)	(1,252)	(1,084)
Expenses	29	(52)	(24)	(39)	(2)	(1)	7	(7)	(12)	(112)
Underwriting (loss) income - current period	$(44)	$(13)	$528	$922	$104	$104	$(90)	$(33)	$518	$1,001
_______________
(1) Includes other business lines underwriting income of $7 million and $16 million in the third quarter of 2016 and 2015, respectively, and $25 million and $27 million in the first nine months of 2016 and 2015, respectively. Includes Answer Financial underwriting loss of $2 million and $1 million in the third quarter of 2016 and 2015, respectively, and $5 million and $6 million in the first nine months of 2016 and 2015, respectively.

The components of the increase (decrease) in underwriting income (loss) by brand are shown in the following table.

($ in millions)	Three months ended September 30,
	Allstate brand		Esurance brand		Encompass brand
	2016	2015	2016	2015	2016	2015
Underwriting income (loss) - prior period	$571	$676	$(26)	$(62)	$(4)	$(31)
Changes in underwriting income (loss) from:
Premiums earned	220	317	19	26	(20)	1
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(36)	(546)	(23)	(12)	19	9
Catastrophe losses, excluding reserve reestimates	(184)	199	(12)	5	(10)	35
Non-catastrophe reserve reestimates	(10)	(81)	(2)	3	16	(23)
Catastrophe reserve reestimates	(6)	9	1	(1)	—	—
Total reserve reestimates	(16)	(72)	(1)	2	16	(23)
Subtotal - losses	(236)	(419)	(36)	(5)	25	21
Expenses	(62)	(3)	2	15	4	5
Underwriting income (loss) - current period (1)	$493	$571	$(41)	$(26)	$5	$(4)

	Nine months ended September 30,
	Allstate brand		Esurance brand		Encompass brand
	2016	2015	2016	2015	2016	2015
Underwriting income (loss) - prior period	$1,183	$1,453	$(136)	$(200)	$(40)	$(98)
Changes in underwriting income (loss) from:
Premiums earned	776	919	49	106	(44)	26
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(423)	(1,304)	(25)	(81)	49	(14)
Catastrophe losses, excluding reserve reestimates	(870)	425	(21)	8	(5)	61
Non-catastrophe reserve reestimates	58	(204)	(1)	2	(2)	(20)
Catastrophe reserve reestimates	(12)	42	1	(1)	(1)	2
Total reserve reestimates	46	(162)	—	1	(3)	(18)
Subtotal - losses	(1,247)	(1,041)	(46)	(72)	41	29
Expenses	(58)	(148)	30	30	15	3
Underwriting income (loss) - current period (1)	$654	$1,183	$(103)	$(136)	$(28)	$(40)
_______________
(1) Allstate Protection also includes Answer Financial underwriting loss of $2 million and $1 million in the third quarter of 2016 and 2015, respectively, and $5 million and $6 million in the first nine months of 2016 and 2015, respectively.
For more information, see the previous discussions of premiums written and the combined, loss and expense ratio discussion below.
Combined ratios by brand are shown in the following table.

	Three months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Loss ratio	68.8	67.6	78.0	72.7	69.6	73.1	69.3	68.0
Expense ratio	24.3	24.2	31.8	33.8	28.7	28.2	24.9	24.9
Combined ratio	93.1	91.8	109.8	106.5	98.3	101.3	94.2	92.9

	Nine months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Loss ratio	72.5	69.2	75.9	75.1	74.4	75.2	72.8	69.8
Expense ratio	24.4	25.0	32.4	36.3	28.7	29.0	25.0	25.8
Combined ratio	96.9	94.2	108.3	111.4	103.1	104.2	97.8	95.6

Loss ratios by brand and line of business are analyzed in the following table.

	Three months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Allstate brand
Loss ratio (1)	75.3	75.2	53.1	49.3	59.2	60.9	88.2	75.8	68.8	67.6
Effect of catastrophe losses on combined ratio	3.1	0.5	15.4	12.4	6.0	4.5	5.5	2.3	6.2	3.6
Effect of prior year reserve reestimates on combined ratio	(0.1)	0.1	(0.3)	(0.9)	(0.8)	1.8	10.3	(9.3)	—	(0.2)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	(0.1)	0.3	(0.1)	(0.3)	—	—	—	—	(0.1)

Esurance brand
Loss ratio (1)	77.3	72.7	100.0	80.0	100.0	50.0	—	—	78.0	72.7
Effect of catastrophe losses on combined ratio	2.2	0.5	45.5	20.0	—	—	—	—	3.3	0.8
Effect of prior year reserve reestimates on combined ratio	(1.0)	(1.3)	—	—	—	—	—	—	(1.0)	(1.3)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	0.2	—	—	—	—	—	—	—	0.3

Encompass brand
Loss ratio (1)	75.5	81.8	62.2	59.1	68.0	85.2	—	—	69.6	73.1
Effect of catastrophe losses on combined ratio	3.3	0.6	17.6	11.8	4.0	3.7	—	—	9.0	5.3
Effect of prior year reserve reestimates on combined ratio	(1.3)	7.9	1.7	—	4.0	14.8	—	—	0.3	5.4
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	—	0.8	1.6	—	(3.7)	—	—	0.3	0.3

Allstate Protection
Loss ratio (1)	75.5	75.2	53.9	50.1	59.9	62.4	88.2	75.8	69.3	68.0
Effect of catastrophe losses on combined ratio	3.1	0.5	15.7	12.4	5.9	4.5	5.5	2.3	6.1	3.5
Effect of prior year reserve reestimates on combined ratio	(0.2)	0.3	(0.2)	(0.8)	(0.5)	2.6	10.3	(9.3)	—	—
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	—	0.3	0.1	(0.3)	(0.2)	—	—	—	—

	Nine months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Allstate brand
Loss ratio (1)	75.8	74.2	66.2	57.9	63.3	62.9	95.6	78.8	72.5	69.2
Effect of catastrophe losses on combined ratio	3.4	1.3	29.3	19.5	12.5	8.0	7.3	5.3	10.0	6.1
Effect of prior year reserve reestimates on combined ratio	(0.2)	0.4	0.1	(0.2)	(1.3)	0.8	14.6	0.5	0.1	0.3
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(0.1)	0.4	0.2	(0.1)	—	1.0	1.0	0.1	—

Esurance brand
Loss ratio (1)	75.7	75.3	86.2	66.7	66.7	60.0	—	—	75.9	75.1
Effect of catastrophe losses on combined ratio	1.7	0.8	37.9	16.6	—	—	—	—	2.5	0.9
Effect of prior year reserve reestimates on combined ratio	(1.0)	(1.0)	—	—	—	—	—	—	(1.0)	(1.0)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	0.1	—	—	—	—	—	—	—	0.1

Encompass brand
Loss ratio (1)	78.4	76.8	67.1	70.0	84.2	90.1	—	—	74.4	75.2
Effect of catastrophe losses on combined ratio	2.1	1.2	24.2	22.4	5.3	6.2	—	—	11.2	10.0
Effect of prior year reserve reestimates on combined ratio	1.1	0.6	0.8	0.2	10.5	11.1	—	—	1.8	1.4
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.2)	(0.3)	0.5	—	(1.3)	—	—	—	—	(0.1)

Allstate Protection
Loss ratio (1)	75.9	74.4	66.4	58.8	64.6	64.7	95.6	78.8	72.8	69.8
Effect of catastrophe losses on combined ratio	3.2	1.3	29.0	19.7	12.0	7.8	7.3	5.3	9.7	6.0
Effect of prior year reserve reestimates on combined ratio	(0.3)	0.3	0.1	(0.2)	(0.6)	1.4	14.6	0.5	0.1	0.3
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	—	0.3	0.1	(0.1)	(0.1)	1.0	1.0	0.1	—
_______________

(1)	Ratios are calculated using the premiums earned for the respective brand and line of business.
Auto loss ratio for the Allstate brand increased 0.1 points in the third quarter of 2016 compared to the same period of 2015, due to increased catastrophe losses, which were higher than historical averages, and rising loss costs, partially offset by increased premiums earned. Auto loss ratio for the Allstate brand increased 1.6 points in the first nine months of 2016 compared to the same period of 2015, due to increased catastrophe losses and rising loss costs, partially offset by increased premiums earned and favorable prior year reserve reestimates.
Frequency and severity statistics are provided to describe the trends in loss costs of the business. Our reserving process incorporates changes in loss patterns, operational statistics and changes in claims reporting processes to determine our best estimate of recorded reserves.
The paid claim frequency is calculated as annualized notice counts closed with payment in the period divided by the average of policies in force with the applicable coverage during the period. The gross claim frequency is calculated as annualized notice counts received in the period divided by the average of policies in force with the applicable coverage during the period. Gross claim frequency includes all actual notice counts, regardless of their current status (open or closed) or their ultimate disposition (closed with a payment or closed without payment). Frequency statistics exclude counts associated with catastrophe events. The percent change in paid or gross claim frequency is calculated as the amount of increase or decrease in the paid or gross claim frequency in the current period compared to the same period in the prior year; divided by the prior year paid or gross claim frequency. Paid claim frequency trends emerge more slowly than gross claim frequency because of the difference between the timing of when notices are received and when claims are settled. Paid claim frequency trends emerge more quickly for property damage claims which are settled in a much shorter period of time than bodily injury claims. Quarterly fluctuations in bodily injury paid claim frequency can be volatile.
Paid claim severity is calculated by dividing the sum of paid losses and loss expenses by claims closed with a payment during the period. The rate of change in paid severity is the year over year percent increase or decrease in paid claim severity for the period.

Claim practices remain focused on process excellence through tactical actions such as improved cycle time, enhanced processes at first notice of loss, enhanced loss estimation and repair estimation oversight. Claim process changes can impact operational loss statistics, including paid or gross frequency and paid severity, depending on the specific change.
Bodily injury paid claim frequency decreased 19.6% and 4.0% while bodily injury paid claim severity increased 12.4% and 0.7% in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. These changes are related and reflect payment mix and claim closure patterns that were impacted by changes in bodily injury claim processes to require enhanced documentation of injuries and related medical treatments. As a result, fewer claims were opened and paid in third quarter 2016, but those that were paid had higher average payments. Normalizing for the process enhancements made to bodily injury claims in the quarter, bodily injury paid claim frequency and severity, consistently measured, would have been generally consistent with those observed during the first half of 2016. Bodily injury paid claim severity, after adjusting for timing and mix, increased in 2016 consistent with inflationary indices.
Bodily injury gross claim frequency increased 0.3% and 1.4% in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.
Property damage paid claim frequency increased 0.1% and 0.8% in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Approximately 44% of individual states experienced a year over year increase while 56% of individual states experienced a year over year decrease in property damage paid claim frequency in third quarter 2016 when compared to third quarter 2015. Property damage paid claim severities increased 1.9% and 4.8% in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Property damage paid claim severity increased year to date in 2016 relative to inflationary indices, which were also elevated from prior year. Contributing factors include the impact of higher frequency on the auto repair industry, higher costs to repair more sophisticated newer model vehicles and increased volume of total losses.
With the increase in auto frequency experienced in recent quarters, claim handling processes were modified to more completely identify instances of liability at first notice of loss. Changes in property damage claim opening practices can impact gross claim frequency comparisons to prior year. This resulted in an increase in the number of counted claims as well as an increase in claims closed without payment, as in many instances, we were ultimately not required to provide indemnification. Including the changes in claim opening practices, property damage gross claim frequency increased 3.9% and 3.8% in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Auto underwriting results for 2016 were not impacted as our reserve processes incorporated these changes.
Esurance brand auto loss ratio increased 4.6 points and 0.4 points in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015, primarily due to higher claim frequency and catastrophe losses, partially offset by increases in average premiums earned.
Encompass brand auto loss ratio decreased 6.3 points in the third quarter of 2016 compared to the same period of 2015, primarily due to favorable prior year reserve reestimates, partially offset by higher catastrophe losses. Encompass brand auto loss ratio increased 1.6 points in the first nine months of 2016 compared to the same period of 2015, primarily due to higher catastrophe losses and higher unfavorable prior year reserve reestimates.
Homeowners loss ratio for the Allstate brand increased 3.8 points and 8.3 points in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015, primarily due to higher catastrophe losses and higher unfavorable prior year reserve reestimates. Paid claim frequency excluding catastrophe losses increased 0.7% and decreased 5.4% in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Paid claim severity excluding catastrophe losses decreased 0.5% and increased 0.6% in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Encompass brand homeowners loss ratio increased 3.1 points in the third quarter of 2016 compared to the same period of 2015, primarily due to higher catastrophe losses and higher unfavorable prior year reserve reestimates. Encompass brand homeowners loss ratio decreased 2.9 points in the first nine months of 2016 compared to the same period of 2015, primarily due to lower claim frequency.
Commercial lines loss ratio increased 12.4 points and 16.8 points in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015, primarily due to higher unfavorable prior year reserve reestimates, higher catastrophe losses and higher claim severity.

Catastrophe losses were $481 million and $2.27 billion in the third quarter and first nine months of 2016, respectively, compared to $270 million and $1.36 billion in the third quarter and first nine months of 2015, respectively.
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
Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended September 30, 2016
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	1	2.9	105	21.8	1.4	105
$50 million to $100 million	1	2.9	97	20.2	1.2	97
Less than $50 million	33	94.2	290	60.3	3.7	9
Total	35	100.0%	492	102.3	6.3	14
Prior year reserve reestimates			3	0.6	—
Prior quarter reserve reestimates			(14)	(2.9)	(0.2)
Total catastrophe losses			$481	100.0%	6.1

	Nine months ended September 30, 2016
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	2	2.7%	$626	27.6%	2.7	$313
$101 million to $250 million	2	2.7	291	12.8	1.2	146
$50 million to $100 million	5	6.6	362	15.9	1.5	72
Less than $50 million	66	88.0	977	43.1	4.2	15
Total	75	100.0%	2,256	99.4	9.6	30
Prior year reserve reestimates			13	0.6	0.1
Total catastrophe losses			$2,269	100.0%	9.7
Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended September 30,				Nine months ended September 30,
	Number of events	2016	Number of events	2015	Number of events	2016	Number of events	2015
Hurricanes/Tropical storms	1	$17	—	$—	1	$17	1	$19
Tornadoes	2	9	—	—	2	9	1	32
Wind/Hail	28	434	19	208	64	2,120	54	1,023
Wildfires	4	32	3	44	6	53	6	50
Other events	—	—	—	—	2	57	4	236
Prior year reserve reestimates		3		(2)		13		1
Prior quarter reserve reestimates		(14)		20		—		—
Total catastrophe losses	35	$481	22	$270	75	$2,269	66	$1,361

Expense ratio for Allstate Protection remained flat in the third quarter of 2016 and decreased 0.8 points in the first nine months of 2016, respectively, compared to the same periods of 2015. The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Amortization of DAC	14.0	13.9	2.4	2.8	18.4	18.5	13.5	13.5
Advertising expense	2.2	2.0	11.7	11.0	—	0.3	2.6	2.4
Amortization of purchased intangible assets	—	—	1.5	2.0	—	—	0.1	0.2
Other costs and expenses	8.0	8.2	16.2	18.0	10.3	9.4	8.6	8.7
Restructuring and related charges	0.1	0.1	—	—	—	—	0.1	0.1
Total expense ratio	24.3	24.2	31.8	33.8	28.7	28.2	24.9	24.9

	Nine months ended September 30,
	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
	2016	2015	2016	2015	2016	2015	2016	2015
Amortization of DAC	14.0	13.9	2.4	2.6	18.5	18.5	13.6	13.5
Advertising expenses	2.0	2.2	11.9	13.6	0.1	0.5	2.4	2.7
Amortization of purchased intangible assets	—	—	1.5	2.2	—	—	0.1	0.2
Other costs and expenses	8.3	8.8	16.6	17.9	10.0	9.9	8.8	9.3
Restructuring and related charges	0.1	0.1	—	—	0.1	0.1	0.1	0.1
Total expense ratio	24.4	25.0	32.4	36.3	28.7	29.0	25.0	25.8
Allstate brand expense ratio increased 0.1 points in the third quarter of 2016 compared to the third quarter of 2015. Allstate brand expense ratio decreased 0.6 points in the first nine months of 2016 compared to the same period of 2015, primarily due to expense spending reductions in professional services and advertising costs, and lower accruals for compensation incentives, partially offset by an increase in the amortization of acquisition costs. Expense spending reductions were primarily related to actions that could be modified as margins return to targeted underwriting results or that fluctuate based on growth and profitability. For areas where we are trending towards acceptable levels of return, spending on growth is being reinstated. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in the third quarter and first nine months of 2016 were higher than the same periods of 2015.
Esurance brand expense ratio decreased 2.0 points and 3.9 points in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Esurance advertising expense ratio increased 0.7 points in the third quarter of 2016 compared to the same period of 2015, due to increased homeowners advertising spending. Esurance advertising expense ratio decreased 1.7 points in the first nine months of 2016 compared to the same period of 2015 in conjunction with our profitability actions. We determine advertising levels based on the prospects of achieving targeted returns and growth objectives. The Esurance brand expense ratio also includes purchased intangible assets from original acquisition in 2011 that are amortized on an accelerated basis with over 80% of the amortization taking place by 2016. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were lower in the third quarter and first nine months of 2016 compared to the same periods of 2015.
Esurance continued to invest in expansion initiatives, including costs incurred to expand beyond our initial 30 states at acquisition, adding new products such as homeowners, motorcycle, and usage based insurance and expanding into the Canadian market. The related expenses contributed approximately 5.4 points in the third quarter of 2016 compared to 3.8 points to the total expense ratio in the third quarter of 2015, and 5.1 points in the first nine months of 2016 compared to 4.2 points in the first nine months of 2015. Advertising expenses included 3.5 points and 3.1 points in the third quarter and first nine months of 2016, respectively, related to expansion initiatives, compared to 1.1 points in both the third quarter and first nine months of 2015. Other costs and expenses included 1.9 points and 2.0 points in the third quarter and first nine months of 2016, respectively, related to expansion initiatives, compared to 2.7 points and 3.1 points in the third quarter and first nine months of 2015, respectively.
Encompass brand expense ratio increased 0.5 points in the third quarter of 2016, primarily due to increased spending in professional services, partially offset by less advertising spending. Encompass brand expense ratio decreased 0.3 points in the first nine months of 2016 compared to the same period of 2015, primarily due to expense spending reductions in advertising and marketing costs.
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

($ in millions)	January 1 reserves
	2016	2015
Auto	$12,459	$11,698
Homeowners	1,937	1,849
Other personal lines	1,490	1,502
Commercial lines	554	549
Other business lines	21	19
Total Allstate Protection	$16,461	$15,617

($ in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
	2016	2015	2016	2015	2016	2015	2016	2015
Auto	$(10)	$14	(0.1)	0.2	$(41)	$49	(0.2)	0.2
Homeowners	(4)	(15)	(0.1)	(0.2)	8	(10)	—	—
Other personal lines	(2)	11	—	0.1	(8)	18	—	0.1
Commercial lines	13	(12)	0.2	(0.1)	56	2	0.3	—
Other business lines	3	1	—	—	3	2	—	—
Total Allstate Protection (3)	$—	$(1)	—	—	$18	$61	0.1	0.3

Allstate brand	$3	$(13)	—	(0.2)	$14	$60	0.1	0.3
Esurance brand	(4)	(5)	—	—	(12)	(12)	(0.1)	(0.1)
Encompass brand	1	17	—	0.2	16	13	0.1	0.1
Total Allstate Protection	$—	$(1)	—	—	$18	$61	0.1	0.3
_______________

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $3 million and $13 million unfavorable in the three and nine months ended September 30, 2016, respectively, compared to $2 million favorable and $1 million unfavorable in the three and nine months ended September 30, 2015, respectively.

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
Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Premiums written	$2	$—	$2	$—

Premiums earned	$—	$—	$—	$—
Claims and claims expense	(99)	(48)	(102)	(51)
Operating costs and expenses	(1)	(1)	(2)	(2)
Underwriting loss	$(100)	$(49)	$(104)	$(53)
Underwriting losses of $100 million and $104 million in the third quarter and first nine months of 2016, respectively, were primarily related to our annual review using established industry and actuarial best practices resulting in unfavorable reestimates of $96 million, including a $67 million unfavorable reestimate of asbestos reserves, a $23 million unfavorable reestimate of environmental reserves and a $6 million increase in the allowance for future uncollectible reinsurance with other exposure reserves essentially unchanged. Underwriting losses of $49 million and $53 million in the third quarter and first nine months of 2015, respectively, were primarily related to our annual review resulting in unfavorable reestimates of $44 million, including a $39 million unfavorable reestimate of asbestos reserves, a $1 million unfavorable reestimate of environmental reserves and a $9 million unfavorable reestimate of other exposure reserves, partially offset by a $5 million decrease in the allowance for future uncollectible reinsurance.
For asbestos exposures, our 2016 annual review resulted in an increase in estimated reserves of $67 million primarily related to insured business and claim development, new reported information on insured’s claims, expanded expected exposure periods and other legal settlements including insured’s bankruptcy proceedings. Reserves for asbestos claims were $936 million and $960 million, net of reinsurance recoverables of $463 million and $458 million, as of September 30, 2016 and December 31, 2015, respectively. Incurred but not reported (“IBNR”) represents 60% of total net asbestos reserves as of September 30, 2016, 3 points higher than as of December 31, 2015. IBNR provides for estimated probable future unfavorable reserve development of known claims and future reporting of additional unknown claims from current and new policyholders and ceding companies. In the third quarter of 2015, our review resulted in an increase in estimated reserves of $39 million.
For environmental exposures, our 2016 annual review resulted in an increase in estimated reserves of $23 million. Reserves for environmental claims were $190 million and $179 million, net of reinsurance recoverables of $43 million and $43 million, as of September 30, 2016 and December 31, 2015, respectively. IBNR represents 56% of total net environmental reserves, 1 point lower than as of December 31, 2015. In the third quarter of 2015, our review resulted in an increase in estimated reserves of $1 million.
For other exposures, excluding the allowance for future uncollectible reinsurance, our 2016 annual review resulted in essentially no change. Reserves for other exposure claims were $364 million and $377 million as of September 30, 2016 and December 31, 2015, respectively. In the third quarter of 2015, our review resulted in an increase in estimated reserves of $9 million.
The allowance for uncollectible reinsurance primarily relates to Discontinued Lines and Coverages reinsurance recoverables and was $84 million and $80 million as of September 30, 2016 and December 31, 2015, respectively. The allowance for Discontinued Lines and Coverages represents 12.9% and 11.9% of the related reinsurance recoverable balances as of September 30, 2016 and December 31, 2015, respectively.
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

PROPERTY-LIABILITY INVESTMENT RESULTS
Net investment income The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed income securities	$215	$221	$659	$657
Equity securities	21	16	71	57
Mortgage loans	3	4	9	11
Limited partnership interests	69	62	187	233
Short-term investments	3	3	6	5
Other	22	20	65	57
Investment income, before expense	333	326	997	1,020
Investment expense	(23)	(19)	(69)	(63)
Net investment income	$310	$307	$928	$957
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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed income securities: tax-exempt	2.0%	2.3%	2.1%	2.4%
Fixed income securities: tax-exempt equivalent	2.9	3.4	3.1	3.5
Fixed income securities: taxable	3.0	3.2	3.1	3.1
Equity securities	2.6	2.5	2.9	2.8
Mortgage loans	3.7	4.0	3.9	4.2
Limited partnership interests	9.6	10.1	9.0	12.3
Total portfolio	3.3	3.5	3.4	3.6
Net investment income increased 1.0% or $3 million to $310 million in the third quarter of 2016 from $307 million in the third quarter of 2015, primarily due to higher limited partnership income and higher equity dividends, partially offset by lower fixed income yields. Net investment income decreased 3.0% or $29 million to $928 million in the first nine months of 2016 from $957 million in the first nine months of 2015, primarily due to lower limited partnership income, partially offset by higher equity dividends.
Realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Impairment write-downs	$(26)	$(30)	$(103)	$(48)
Change in intent write-downs	(8)	(77)	(39)	(132)
Net other-than-temporary impairment losses recognized in earnings	(34)	(107)	(142)	(180)
Sales and other	101	(63)	142	113
Valuation and settlements of derivative instruments	(14)	9	(20)	(17)
Realized capital gains and losses, pre-tax	53	(161)	(20)	(84)
Income tax expense	(17)	57	10	29
Realized capital gains and losses, after-tax	$36	$(104)	$(10)	$(55)
Net realized capital gains in the third quarter of 2016 primarily related to net gains on sales in connection with ongoing portfolio management, partially offset by impairment write-downs. Net realized capital losses in the first nine months of 2016 primarily related to impairment and change in intent write-downs, partially offset by net gains on sales.

ALLSTATE FINANCIAL HIGHLIGHTS

•
Net income applicable to common shareholders was $80 million and $264 million in the third quarter and first nine months of 2016, respectively, compared to $262 million and $624 million in the third quarter and first nine months of 2015, respectively.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $567 million in the third quarter of 2016, an increase of 6.2% from $534 million in the third quarter of 2015, and $1.69 billion in the first nine months of 2016, an increase of 5.6% from $1.60 billion in the first nine months of 2015.

•
Investments totaled $37.52 billion as of September 30, 2016, reflecting an increase of $724 million from $36.79 billion as of December 31, 2015. Net investment income decreased 13.0% to $427 million in the third quarter of 2016 and 12.5% to $1.28 billion in the first nine months of 2016 from $491 million and $1.46 billion in the third quarter and first nine months of 2015, respectively.

•
Net realized capital losses totaled $21 million and $70 million in the third quarter and first nine months of 2016, respectively, compared to net realized capital gains of $194 million and $364 million in the third quarter and first nine months of 2015, respectively.

•
During third quarter 2016, a $7 million pre-tax charge to income was recorded related to our annual comprehensive review of the deferred policy acquisition costs (“DAC”), deferred sales inducement costs and secondary guarantee liability balances. This compares to a $6 million pre-tax charge to income in the third quarter of 2015.

•	Contractholder funds totaled $20.58 billion as of September 30, 2016, reflecting a decrease of $712 million from $21.30 billion as of December 31, 2015.
ALLSTATE FINANCIAL SEGMENT
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Life and annuity premiums and contract charges	$571	$538	$1,701	$1,611
Net investment income	427	491	1,281	1,464
Realized capital gains and losses	(21)	194	(70)	364
Total revenues	977	1,223	2,912	3,439

Costs and expenses
Life and annuity contract benefits	(484)	(460)	(1,393)	(1,347)
Interest credited to contractholder funds	(183)	(194)	(558)	(578)
Amortization of DAC	(70)	(63)	(212)	(198)
Operating costs and expenses	(126)	(112)	(370)	(353)
Restructuring and related charges	—	(1)	(1)	(3)
Total costs and expenses	(863)	(830)	(2,534)	(2,479)

Gain on disposition of operations	1	3	4	2
Income tax expense	(35)	(134)	(118)	(338)
Net income applicable to common shareholders	$80	$262	$264	$624

Life insurance	$44	$64	$170	$187
Accident and health insurance	24	23	65	71
Annuities and institutional products	12	175	29	366
Net income applicable to common shareholders	$80	$262	$264	$624

Allstate Life	$43	$58	$161	$174
Allstate Benefits	25	29	74	84
Allstate Annuities	12	175	29	366
Net income applicable to common shareholders	$80	$262	$264	$624

Investments as of September 30			$37,516	$37,269

Net income applicable to common shareholders was $80 million in the third quarter of 2016 compared to $262 million in the third quarter of 2015 and $264 million in the first nine months of 2016 compared to $624 million in the first nine months of 2015. The decreases in both periods were primarily due to net realized capital losses in the current year compared to net realized capital gains in the prior year and lower net investment income, partially offset by higher premiums and contract charges. The decreases in net income in both periods were primarily concentrated in Allstate Annuities.
Analysis of revenues Total revenues decreased 20.1% or $246 million in the third quarter of 2016 and 15.3% or $527 million in the first nine months of 2016 compared to the same periods of 2015, primarily due to net realized capital losses in the current year compared to net realized capital gains in the prior year and lower net investment income, partially offset by higher premiums and contract charges.
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
The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Underwritten products
Traditional life insurance premiums	$133	$124	$393	$372
Accident and health insurance premiums	1	1	2	2
Interest-sensitive life insurance contract charges	176	178	537	538
Subtotal – Allstate Life	310	303	932	912
Traditional life insurance premiums	12	11	29	26
Accident and health insurance premiums	215	193	644	583
Interest-sensitive life insurance contract charges	30	27	86	80
Subtotal – Allstate Benefits	257	231	759	689
Total underwritten products	567	534	1,691	1,601

Annuities
Immediate annuities with life contingencies premiums	—	—	—	—
Other fixed annuity contract charges	4	4	10	10
Total – Allstate Annuities	4	4	10	10

Life and annuity premiums and contract charges (1)	$571	$538	$1,701	$1,611
____________________

(1)
Contract charges related to the cost of insurance totaled $136 million and $137 million for the third quarter of 2016 and 2015, respectively, and $417 million and $413 million in the first nine months of 2016 and 2015, respectively.

Total premiums and contract charges increased 6.1% or $33 million and 5.6% or $90 million in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. The increase for Allstate Life primarily relates to increased traditional life insurance renewal premiums as well as lower levels of reinsurance premiums ceded. Over 85% of Allstate Life’s traditional life insurance premium relates to term life insurance products. The 11.3% increase in the third quarter of 2016 and the 10.2% increase in the first nine months of 2016 for Allstate Benefits primarily relates to growth in critical illness, accident and hospital indemnity products.

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Contractholder funds, beginning balance	$20,845	$21,968	$21,295	$22,529

Deposits
Interest-sensitive life insurance	251	251	754	753
Fixed annuities	40	56	124	160
Total deposits	291	307	878	913

Interest credited	181	193	554	577

Benefits, withdrawals, maturities and other adjustments
Benefits	(258)	(272)	(735)	(830)
Surrenders and partial withdrawals	(271)	(375)	(816)	(983)
Maturities of and interest payments on institutional products	—	—	—	(1)
Contract charges	(208)	(205)	(620)	(611)
Net transfers from separate accounts	2	2	4	5
Other adjustments (1)	1	(59)	23	(40)
Total benefits, withdrawals, maturities and other adjustments	(734)	(909)	(2,144)	(2,460)
Contractholder funds, ending balance	$20,583	$21,559	$20,583	$21,559
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

Contractholder funds decreased 1.3% and 3.3% in the third quarter and first nine months of 2016, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We stopped offering new deferred fixed annuities beginning January 1, 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 5.2% and 3.8% in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015, primarily due to lower additional deposits on deferred fixed annuities.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 27.7% to $271 million in the third quarter of 2016 and 17.0% to $816 million in the first nine months of 2016 from $375 million and $983 million in the third quarter and first nine months of 2015, respectively, due to decreases in deferred fixed annuities. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.4% in the first nine months of 2016 compared to 7.3% in the first nine months of 2015. The contractholder funds balances by product are disclosed later in this section.

Net investment income is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed income securities	$282	$314	$854	$996
Equity securities	10	7	32	20
Mortgage loans	53	49	153	154
Limited partnership interests	67	105	196	250
Short-term investments	1	1	4	2
Other	32	29	95	84
Investment income, before expense	445	505	1,334	1,506
Investment expense	(18)	(14)	(53)	(42)
Net investment income	$427	$491	$1,281	$1,464

Allstate Life	$120	$121	$358	$362
Allstate Benefits	18	17	54	53
Allstate Annuities	289	353	869	1,049
Net investment income	$427	$491	$1,281	$1,464
Net investment income decreased 13.0% or $64 million to $427 million in the third quarter of 2016 and 12.5% or $183 million to $1.28 billion in the first nine months of 2016 from $491 million and $1.46 billion in the third quarter and first nine months of 2015, respectively, primarily due to lower fixed income portfolio yields and lower limited partnership income. The average annualized pre-tax investment yields were 4.9% in both the third quarter and first nine months of 2016, compared to 5.6% in both the third quarter and first nine months of 2015. During the third quarter of 2015, approximately $2 billion of longer duration fixed income securities were sold. Proceeds from these sales were initially reinvested in shorter duration fixed income and public equity securities. We expect to increase the portfolio allocation to performance-based investments over time. These investments primarily support our immediate annuity liabilities and are intended to improve our long-term economic results. Since June 30, 2015, the carrying value of performance-based investments and market-based equity securities have increased by $1.38 billion to $4.37 billion. The increase is expected to reach $2 billion by the end of 2018. The carrying value will vary from period to period and reflect amounts invested, cash distributions received from investments and changes in valuation of the underlying investments.
Realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Impairment write-downs	$(37)	$(17)	$(79)	$(29)
Change in intent write-downs	(2)	(50)	(9)	(57)
Net other-than-temporary impairment losses recognized in earnings	(39)	(67)	(88)	(86)
Sales and other	19	246	23	432
Valuation and settlements of derivative instruments	(1)	15	(5)	18
Realized capital gains and losses, pre-tax	(21)	194	(70)	364
Income tax benefit (expense)	7	(69)	24	(129)
Realized capital gains and losses, after-tax	$(14)	$125	$(46)	$235

Allstate Life	$(7)	$1	$(17)	$13
Allstate Benefits	—	3	(3)	3
Allstate Annuities	(7)	121	(26)	219
Realized capital gains and losses, after-tax	$(14)	$125	$(46)	$235
Net realized capital losses in the third quarter and the first nine months of 2016 primarily related to impairment write-downs, partially offset by net gains on sales in connection with ongoing portfolio management.
Analysis of costs and expenses Total costs and expenses increased 4.0% or $33 million in the third quarter of 2016 and 2.2% or $55 million in the first nine months of 2016 compared to the same periods of 2015, primarily due to higher contract benefits, higher operating costs and expenses, and higher amortization of DAC, partially offset by lower interest credited to contractholder funds.
Life and annuity contract benefits increased 5.2% or $24 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to growth and higher claim experience at Allstate Benefits, an increase in reserves for secondary guarantees on interest-sensitive life insurance and unfavorable immediate annuity mortality experience. Life and annuity contract benefits increased 3.4% or $46 million in the first nine months of 2016 compared to the first nine months of 2015, primarily due to growth and higher claim experience at Allstate Benefits, and unfavorable immediate annuity mortality experience, partially offset by favorable life insurance mortality experience.
Our annual review of assumptions in third quarter 2016 resulted in a $10 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention of guaranteed interest-sensitive life business. In the third quarter of 2015, the review resulted in a $4 million increase in reserves which were also primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention of guaranteed interest-sensitive life business.
In 2015, we initiated a mortality study for our structured settlement annuities with life contingencies (a type of immediate fixed annuities), which is estimated to be completed in the fourth quarter of 2016. The study thus far indicates that annuitants may be living longer and receiving benefits for a longer period than originally estimated. A substantial portion of the structured settlement annuity business includes annuitants with severe injuries or other health impairments which significantly reduced their life expectancy at the time the annuity was issued. Medical advances and access to medical care may be favorably impacting mortality rates. The preliminary results of the study were considered in the premium deficiency and profits followed by losses evaluations as of September 30, 2016 and December 31, 2015, and no adjustments were recognized. We aggregate traditional life insurance products and immediate annuities with life contingencies in these evaluations. We anticipate that mortality and investment and reinvestment yields are the factors that would be most likely to require premium deficiency or profits followed by losses adjustments.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $126 million and $383 million in the third quarter and first nine months of 2016, respectively, compared to $127 million and $383 million in the third quarter and first nine months of 2015, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Life insurance	$59	$59	$212	$181
Accident and health insurance	(2)	(2)	(4)	(6)
Subtotal – Allstate Life	57	57	208	175
Life insurance	5	7	17	18
Accident and health insurance	105	92	320	300
Subtotal – Allstate Benefits	110	99	337	318
Allstate Annuities	(28)	(23)	(70)	(61)
Total benefit spread	$139	$133	$475	$432
Benefit spread increased 4.5% or $6 million in the third quarter of 2016 and 10.0% or $43 million in the first nine months of 2016 compared to the same periods of 2015. The Allstate Life benefit spread in the third quarter of 2016 was comparable to the third quarter of 2015, primarily due to higher life insurance premiums offset by an increase in reserves for secondary guarantees on interest-sensitive life insurance. The Allstate Life benefit spread increased in the first nine months of 2016 compared to the first nine months of 2015, primarily due to higher life insurance premiums and favorable life insurance mortality experience. The Allstate Benefits benefit spread increased in both periods, primarily due to growth in business in force, partially offset by higher claim experience. The Allstate Annuities benefit spread decreased in both periods, primarily due to unfavorable immediate annuity mortality experience.
Interest credited to contractholder funds decreased 5.7% or $11 million in the third quarter of 2016 and 3.5% or $20 million in the first nine months of 2016 compared to the same periods of 2015, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged had no impact on interest credited to contractholder funds in third quarter 2016 compared to an increase of $3 million in third quarter 2015, and increased interest credited to contractholder funds by $12 million in the first nine months of 2016 compared to an increase of $4 million in the first nine months of 2015.
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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Life insurance	$27	$32	$85	$93
Accident and health insurance	1	1	4	4
Net investment income on investments supporting capital	20	18	56	57
Subtotal – Allstate Life	48	51	145	154
Life insurance	3	1	8	6
Accident and health insurance	3	3	8	8
Net investment income on investments supporting capital	3	4	10	12
Subtotal – Allstate Benefits	9	8	26	26
Annuities and institutional products	25	82	77	228
Net investment income on investments supporting capital	36	32	104	99
Subtotal – Allstate Annuities	61	114	181	327
Investment spread before valuation changes on embedded derivatives that are not hedged	118	173	352	507
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	—	(3)	(12)	(4)
Total investment spread	$118	$170	$340	$503
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 31.8% or $55 million in the third quarter of 2016 and 30.6% or $155 million in the first nine months of 2016 compared to the same periods of 2015, primarily due to lower net investment income at Allstate Annuities.
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

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2016	2015	2016	2015	2016	2015
Interest-sensitive life insurance	4.8%	5.1%	3.9%	3.9%	0.9%	1.2%
Deferred fixed annuities and institutional products	4.2	4.2	2.8	2.9	1.4	1.3
Immediate fixed annuities with and without life contingencies	6.2	8.0	6.0	5.9	0.2	2.1
Investments supporting capital, traditional life and other products	4.0	3.8	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2016	2015	2016	2015	2016	2015
Interest-sensitive life insurance	4.9%	5.1%	3.9%	3.9%	1.0%	1.2%
Deferred fixed annuities and institutional products	4.1	4.3	2.8	2.8	1.3	1.5
Immediate fixed annuities with and without life contingencies	6.2	7.6	5.9	5.9	0.3	1.7
Investments supporting capital, traditional life and other products	3.9	4.1	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	September 30,
	2016	2015
Immediate fixed annuities with life contingencies	$8,646	$8,727
Other life contingent contracts and other	3,582	3,502
Reserve for life-contingent contract benefits	$12,228	$12,229

Interest-sensitive life insurance	$8,041	$7,949
Deferred fixed annuities	9,115	9,991
Immediate fixed annuities without life contingencies	3,071	3,281
Institutional products	85	85
Other	271	253
Contractholder funds	$20,583	$21,559
The following table summarizes reserves and contractholder funds for Allstate Life, Allstate Benefits and Allstate Annuities.

($ in millions)	September 30,
	2016	2015
Allstate Life	$2,550	$2,514
Allstate Benefits	928	895
Allstate Annuities	8,750	8,820
Reserve for life-contingent contract benefits	$12,228	$12,229

Allstate Life	$7,302	$7,200
Allstate Benefits	950	940
Allstate Annuities	12,331	13,419
Contractholder funds	$20,583	$21,559
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$70	$60	$209	$191
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	2	2	5	6
Amortization (deceleration) acceleration for changes in assumptions (“DAC unlocking”)	(2)	1	(2)	1
Total amortization of DAC	$70	$63	$212	$198

Allstate Life	$31	$35	$98	$102
Allstate Benefits	37	27	109	93
Allstate Annuities	2	1	5	3
Total amortization of DAC	$70	$63	$212	$198
____________________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 11.1% or $7 million in the third quarter of 2016 and 7.1% or $14 million in the first nine months of 2016 compared to the same periods of 2015. The increase in both periods primarily related to growth at Allstate Benefits.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life and fixed annuity contracts covers assumptions for mortality, persistency, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In the third quarter of 2016, the review resulted in a deceleration of DAC amortization (credit to income) of $2 million related to interest-sensitive life insurance.
In the third quarter of 2015, the review resulted in an acceleration of DAC amortization (charge to income) of $1 million related to interest-sensitive life insurance.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin for the nine months ended September 30.

($ in millions)	2016	2015
Investment margin	$(1)	$2
Benefit margin	1	1
Expense margin	(2)	(2)
Net (deceleration) acceleration	$(2)	$1
In 2016, DAC amortization deceleration for changes in the investment margin component of estimated gross profits related to interest-sensitive life insurance and was due to increased projected investment margins from a favorable asset portfolio mix. The acceleration related to benefit margin primarily related to interest-sensitive life insurance and was due to lower than expected persistency on non-guaranteed products. The expense margin deceleration related primarily to variable life insurance and was due to a decrease in projected expenses.
Operating costs and expenses increased 12.5% or $14 million in the third quarter of 2016 and 4.8% or $17 million in the first nine months of 2016 compared to the same periods of 2015. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Non-deferrable commissions	$29	$21	$83	$72
General and administrative expenses	85	78	249	242
Taxes and licenses	12	13	38	39
Total operating costs and expenses	$126	$112	$370	$353

Restructuring and related charges	$—	$1	$1	$3

Allstate Life	$59	$48	$169	$159
Allstate Benefits	59	55	178	165
Allstate Annuities	8	9	23	29
Total operating costs and expenses	$126	$112	$370	$353
General and administrative expenses increased 9.0% or $7 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to increased employee related and regulatory compliance costs at Allstate Life and increased employee and technology costs related to growth at Allstate Benefits. General and administrative expenses increased 2.9% or $7 million in the first nine months of 2016 compared to the same period of 2015, primarily due to increased employee and technology costs related to growth at Allstate Benefits.
Income tax expense in first quarter 2015 included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects.

INVESTMENTS HIGHLIGHTS

•	Investments totaled $81.10 billion as of September 30, 2016, increasing from $77.76 billion as of December 31, 2015.

•	Unrealized net capital gains totaled $3.02 billion as of September 30, 2016, increasing from $1.03 billion as of December 31, 2015.

•
Net investment income was $748 million in the third quarter of 2016, a decrease of 7.3% from $807 million in the third quarter of 2015, and $2.24 billion in the first nine months of 2016, a decrease of 8.4% from $2.45 billion in the first nine months of 2015.

•
Net realized capital gains were $33 million in both the third quarter of 2016 and the third quarter of 2015. Net realized capital losses were $92 million in the first nine months of 2016 compared to net realized capital gains of $280 million in the first nine months of 2015.

INVESTMENTS
Portfolio composition by reporting segment The composition of the investment portfolios by reporting segment as of September 30, 2016 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$31,766	77.4%	$26,226	69.9%	$2,314	91.5%	$60,306	74.4%
Equity securities (2)	3,604	8.8	1,681	4.5	3	0.1	5,288	6.5
Mortgage loans	270	0.6	4,126	11.0	—	—	4,396	5.4
Limited partnership interests (3)	2,913	7.1	2,674	7.1	1	—	5,588	6.9
Short-term investments (4)	917	2.2	733	2.0	213	8.4	1,863	2.3
Other	1,587	3.9	2,076	5.5	—	—	3,663	4.5
Total	$41,057	100.0%	$37,516	100.0%	$2,531	100.0%	$81,104	100.0%
____________________

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.17 billion, $24.33 billion, $2.27 billion and $57.78 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $3.21 billion, $1.59 billion, $3 million and $4.80 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(3)
We have commitments to invest in additional limited partnership interests totaling $1.48 billion, $1.29 billion and $2.77 billion for Property-Liability, Allstate Financial, and in Total, respectively.

(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $917 million, $733 million, $213 million and $1.86 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5)	Balances reflect the elimination of related party investments between segments.
Investments totaled $81.10 billion as of September 30, 2016, increasing from $77.76 billion as of December 31, 2015, primarily due to higher fixed income valuations resulting from a decrease in risk-free interest rates and tighter credit spreads and positive operating cash flows, partially offset by common share repurchases, net reductions in contractholder funds and dividends paid to shareholders.
The Property-Liability investment portfolio totaled $41.06 billion as of September 30, 2016, increasing from $38.48 billion as of December 31, 2015, primarily due to higher fixed income valuations and positive operating cash flows, partially offset by dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”).
The Allstate Financial investment portfolio totaled $37.52 billion as of September 30, 2016, increasing from $36.79 billion as of December 31, 2015, primarily due to higher fixed income valuations, partially offset by net reductions in contractholder funds.
The Corporate and Other investment portfolio totaled $2.53 billion as of September 30, 2016, increasing from $2.49 billion as of December 31, 2015, primarily due to dividends paid by AIC to the Corporation, partially offset by common share repurchases and dividends paid to shareholders.
Portfolio composition by investment strategy
We utilize four high level strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may move between strategies.

Market-Based Core strategy seeks to deliver predictive earnings aligned to business needs through investments primarily in public fixed income and equity securities. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt are also included in this category. As of September 30, 2016, 82% of the total portfolio follows this strategy with 86% in fixed income securities and mortgage loans and 6% in equity securities.
Market-Based Active strategy seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This strategy may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably. The portfolio primarily includes public fixed income and equity securities. As of September 30, 2016, 11% of the total portfolio follows this strategy with 85% in fixed income securities and 10% in equity securities.
Performance-Based Long-Term (“PBLT”) strategy seeks to deliver attractive risk-adjusted returns over a longer horizon. The achieved return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. As of September 30, 2016, 7% of the total portfolio follows this strategy with 88% in limited partnership interests.
Performance-Based Opportunistic strategy seeks to earn attractive returns by making investments that involve asset dislocations or special situations, often in private markets.
The following table presents the investment portfolio by strategy as of September 30, 2016.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based Long-Term	Performance-Based Opportunistic
Fixed income securities	$60,306	$52,452	$7,769	$69	$16
Equity securities	5,288	4,297	897	94	—
Mortgage loans	4,396	4,396	—	—	—
Limited partnership interests	5,588	448	—	5,137	3
Short-term investments	1,863	1,575	288	—	—
Other	3,663	2,980	152	520	11
Total	$81,104	$66,148	$9,106	$5,820	$30
% of total		82%	11%	7%	—%

Property-Liability	$41,057	$30,015	$7,929	$3,093	$20
% of Property-Liability		73%	19%	8%	—%
Allstate Financial	$37,516	$33,602	$1,177	$2,727	$10
% of Allstate Financial		90%	3%	7%	—%
Corporate & Other	$2,531	$2,531	$—	$—	$—
% of Corporate & Other		100%	—%	—%	—%

Unrealized net capital gains and losses
Fixed income securities	$2,531	$2,407	$121	$1	$2
Equity securities	488	439	44	5	—
Limited partnership interests	(5)	—	—	(5)	—
Other	1	1	—	—	—
Total	$3,015	$2,847	$165	$1	$2

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of September 30, 2016	Percent to total investments	Fair value as of December 31, 2015	Percent to total investments
U.S. government and agencies	$4,304	5.3%	$3,922	5.0%
Municipal	7,902	9.8	7,401	9.5
Corporate	44,474	54.8	41,827	53.8
Foreign government	1,119	1.4	1,033	1.4
Asset-backed securities (“ABS”)	1,390	1.7	2,327	3.0
Residential mortgage-backed securities (“RMBS”)	778	1.0	947	1.2
Commercial mortgage-backed securities (“CMBS”)	315	0.4	466	0.6
Redeemable preferred stock	24	—	25	—
Total fixed income securities	$60,306	74.4%	$57,948	74.5%
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of September 30, 2016, 85.2% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by investment grade and below investment grade classifications as of September 30, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$4,304	$105	$—	$—	$4,304	$105
Municipal
Tax exempt	5,355	95	44	(3)	5,399	92
Taxable	2,445	375	58	3	2,503	378
Corporate
Public	27,055	1,169	4,832	126	31,887	1,295
Privately placed	9,413	443	3,174	66	12,587	509
Foreign government	1,114	59	5	—	1,119	59
ABS
Collateralized debt obligations (“CDO”)	657	(6)	53	(3)	710	(9)
Consumer and other asset-backed securities (“Consumer and other ABS”)	674	5	6	1	680	6
RMBS
U.S. government sponsored entities (“U.S. Agency”)	158	7	—	—	158	7
Non-agency	40	—	580	75	620	75
CMBS	119	2	196	9	315	11
Redeemable preferred stock	24	3	—	—	24	3
Total fixed income securities	$51,358	$2,257	$8,948	$274	$60,306	$2,531

Property-Liability	$26,338	$448	$5,428	$145	$31,766	$593
Allstate Financial	22,789	1,769	3,437	126	26,226	1,895
Corporate & Other	2,231	40	83	3	2,314	43
Total fixed income securities	$51,358	$2,257	$8,948	$274	$60,306	$2,531
Municipal bonds, including tax exempt and taxable securities, totaled $7.90 billion as of September 30, 2016 with an unrealized net capital gain of $470 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $44.47 billion as of September 30, 2016, with an unrealized net capital gain of $1.80 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $1.39 billion as of September 30, 2016, with 95.8% rated investment grade and an unrealized net capital loss of $3 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $710 million as of September 30, 2016, with 92.5% rated investment grade and an unrealized net capital loss of $9 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $680 million as of September 30, 2016, with 99.1% rated investment grade. Consumer and other ABS consists of $277 million of consumer auto, $230 million of credit card and $173 million of other ABS with unrealized net capital gains of $1 million, $1 million and $4 million, respectively.
RMBS totaled $778 million as of September 30, 2016, with 25.4% rated investment grade and an unrealized net capital gain of $82 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $620 million as of September 30, 2016, with 6.5% rated investment grade and an unrealized net capital gain of $75 million.
CMBS totaled $315 million as of September 30, 2016, with 37.8% rated investment grade and an unrealized net capital gain of $11 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. Of the CMBS investments, 92.9% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as privately placed, small balance transactions.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $5.29 billion as of September 30, 2016, with an unrealized net capital gain of $488 million.
Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.40 billion as of September 30, 2016 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of September 30, 2016.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$1,186	$144	$45	$1,375
Equity method of accounting (“EMA”)	2,824	986	403	4,213
Total	$4,010	$1,130	$448	$5,588

Number of managers	118	37	13	168
Number of individual investments	213	81	18	312
Largest exposure to single investment	$170	$78	$222	$222
Unrealized net capital gains totaled $3.02 billion as of September 30, 2016 compared to $1.03 billion as of December 31, 2015. The increase for fixed income securities was primarily due to a decrease in risk-free interest rates and tighter credit spreads. The increase for equity securities was primarily due to the realization of unrealized net capital losses through write-downs, as well as favorable equity market performance, partially offset by the realization of unrealized net capital gains through sales.

The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2016	December 31, 2015
U.S. government and agencies	$105	$86
Municipal	470	369
Corporate	1,804	153
Foreign government	59	50
ABS	(3)	(32)
RMBS	82	90
CMBS	11	28
Redeemable preferred stock	3	3
Fixed income securities	2,531	747
Equity securities	488	276
Derivatives	1	6
EMA limited partnerships	(5)	(4)
Unrealized net capital gains and losses, pre-tax	$3,015	$1,025
The unrealized net capital gain for the fixed income portfolio totaled $2.53 billion, comprised of $2.70 billion of gross unrealized gains and $168 million of gross unrealized losses as of September 30, 2016. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $747 million, comprised of $1.71 billion of gross unrealized gains and $960 million of gross unrealized losses as of December 31, 2015.
Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2016 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Banking	$3,291	$69	$(32)	$3,328
Consumer goods (cyclical and non-cyclical)	14,478	532	(21)	14,989
Utilities	5,044	460	(18)	5,486
Energy	2,039	101	(15)	2,125
Communications	3,727	146	(11)	3,862
Transportation	1,609	117	(10)	1,716
Financial services	2,677	116	(5)	2,788
Technology	3,458	99	(3)	3,554
Capital goods	3,981	172	(3)	4,150
Basic industry	2,016	97	(3)	2,110
Other	350	16	—	366
Total corporate fixed income portfolio	42,670	1,925	(121)	44,474
U.S. government and agencies	4,199	107	(2)	4,304
Municipal	7,432	483	(13)	7,902
Foreign government	1,060	59	—	1,119
ABS	1,393	12	(15)	1,390
RMBS	696	90	(8)	778
CMBS	304	20	(9)	315
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$57,775	$2,699	$(168)	$60,306
The consumer goods, utilities and capital goods sectors comprise 34%, 12%, and 9%, respectively, of the carrying value of our corporate fixed income securities portfolio as of September 30, 2016. The banking, consumer goods, utilities and energy sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2016. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
Global oil prices and natural gas values have declined significantly from 2014 through the first quarter of 2016. Although values increased during the second and third quarters of 2016 compared to the first quarter, they remain volatile. In the fixed income and equity securities tables above and below, oil and natural gas exposure is reflected within the energy sector. Within this sector, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil and natural gas prices return to depressed levels for an extended period, certain issuers and investments may come under duress and result in increased other-than-temporary impairments and unrealized losses in these parts of our investment portfolio.
In the nine months ended September 30, 2016, we reduced our corporate fixed income and equity securities that have direct exposure to the energy sector by $2.12 billion of fair value to $2.37 billion. Securities that have direct exposure to the energy sector are presented in the following table.

($ in millions)	September 30, 2016		December 31, 2015
	Fair value (1)	Amortized cost or Cost	Fair value	Amortized cost or Cost
Fixed income securities	$2,125	$2,039	$4,256	$4,549
Equity securities	248	226	235	255
Total (2)	$2,373	$2,265	$4,491	$4,804
_______________

(1)	68% of the corporate fixed income securities with direct exposure to the energy sector were investment grade as of September 30, 2016, compared to 83% as of December 31, 2015.

(2)	In addition, private equity limited partnership interests with exposure to energy totaled approximately $390 million as of September 30, 2016.
Securities with gross unrealized losses that have direct exposure to the energy sector are presented in the following table.

($ in millions)	September 30, 2016		December 31, 2015
	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses
Fixed income securities	$390	$(15)	$2,996	$(345)
Equity securities	69	(7)	154	(32)
Total	$459	$(22)	$3,150	$(377)
_______________

(1)
Gross unrealized losses on below investment grade corporate fixed income securities with direct exposure to the energy sector totaled $11 million of which $8 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of September 30, 2016.

The following table summarizes the fair value and gross unrealized losses of fixed income securities in a loss position by type and investment grade classification as of September 30, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Banking	$329	$(28)	$15	$(4)	$344	$(32)
Consumer goods (cyclical and non-cyclical)	1,117	(5)	481	(16)	1,598	(21)
Utilities	286	(6)	193	(12)	479	(18)
Energy	188	(4)	202	(11)	390	(15)
Communications	391	(2)	213	(9)	604	(11)
Transportation	49	(10)	—	—	49	(10)
Financial services	175	(3)	87	(2)	262	(5)
Technology	172	(1)	178	(2)	350	(3)
Capital goods	328	(2)	39	(1)	367	(3)
Basic industry	123	(2)	49	(1)	172	(3)
Total corporate fixed income portfolio	3,158	(63)	1,457	(58)	4,615	(121)
U.S. government and agencies	1,530	(2)	—	—	1,530	(2)
Municipal	786	(2)	27	(11)	813	(13)
ABS	391	(9)	19	(6)	410	(15)
RMBS	31	(1)	96	(7)	127	(8)
CMBS	7	(1)	94	(8)	101	(9)
Total fixed income securities	$5,903	$(78)	$1,693	$(90)	$7,596	$(168)

Property-Liability	$4,119	$(14)	$1,013	$(42)	$5,132	$(56)
Allstate Financial	1,531	(63)	666	(48)	2,197	(111)
Corporate & Other	253	(1)	14	—	267	(1)
Total fixed income securities	$5,903	$(78)	$1,693	$(90)	$7,596	$(168)

The following table summarizes the fair value and gross unrealized losses for below investment grade corporate fixed income securities in a loss position by sector and credit rating as of September 30, 2016.

($ in millions)	Less than 12 months
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Banking	$—	$—	$—	$—	$—	$—	$—	$—
Consumer goods (cyclical and non-cyclical)	111	(1)	201	(5)	54	(3)	366	(9)
Utilities	45	(5)	107	(4)	—	—	152	(9)
Energy	66	(1)	20	(2)	3	—	89	(3)
Communications	120	(1)	41	(1)	—	—	161	(2)
Financial services	80	(2)	—	—	—	—	80	(2)
Technology	126	(1)	—	—	20	—	146	(1)
Capital goods	3	—	28	—	—	—	31	—
Basic industry	45	—	—	—	—	—	45	—
Subtotal	$596	$(11)	$397	$(12)	$77	$(3)	$1,070	$(26)

	12 months or more
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Banking	$15	$(4)	$—	$—	$—	$—	$15	$(4)
Consumer goods (cyclical and non-cyclical)	10	—	105	(7)	—	—	115	(7)
Utilities	—	—	21	(2)	20	(1)	41	(3)
Energy	67	(4)	33	(1)	13	(3)	113	(8)
Communications	14	(1)	30	(2)	8	(4)	52	(7)
Financial services	7	—	—	—	—	—	7	—
Technology	29	(1)	—	—	3	—	32	(1)
Capital goods	—	—	8	(1)	—	—	8	(1)
Basic industry	—	—	—	—	4	(1)	4	(1)
Subtotal	$142	$(10)	$197	$(13)	$48	$(9)	$387	$(32)

Total	$738	$(21)	$594	$(25)	$125	$(12)	$1,457	$(58)
Of the unrealized losses on below investment grade corporate fixed income securities, 55.2% or $32 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of September 30, 2016. Unrealized losses were concentrated in the consumer goods, utilities, energy and communications sectors.
The unrealized net capital gain for the equity portfolio totaled $488 million, comprised of $592 million of gross unrealized gains and $104 million of gross unrealized losses as of September 30, 2016. This is compared to an unrealized net capital gain for the equity portfolio totaling $276 million, comprised of $415 million of gross unrealized gains and $139 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on equity securities by sector as of September 30, 2016 are provided in the table below.

($ in millions)	Cost	Gross unrealized		Fair value
		Gains	Losses
Consumer goods (cyclical and non-cyclical)	$1,156	$134	$(38)	$1,252
Banking	354	53	(21)	386
Financial services	263	28	(14)	277
Communications	225	24	(10)	239
Energy	226	29	(7)	248
Technology	411	88	(4)	495
Real estate	108	9	(4)	113
Capital goods	363	42	(2)	403
Basic industry	143	21	(2)	162
Transportation	68	13	(1)	80
Utilities	116	12	(1)	127
Funds	1,367	139	—	1,506
Total equity securities	$4,800	$592	$(104)	$5,288
Within the equity portfolio, the unrealized losses were primarily concentrated in the consumer goods, banking and financial services sectors. The unrealized losses were company and sector specific.
On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which they voted to leave the European Union. The vote is expected to be followed by the formal process of withdrawal under Article 50 of the Lisbon Treaty that, once invoked, would take place over a period of up to two years. Prior to the vote, we reduced our direct and counterparty exposure to the European banking and financial services sectors and repositioned global equity exposure in our market-based strategies. The majority of our investments with U.K. and European credit exposure are in multinational public companies with global revenue sources that are diversified across region and sector. As of September 30, 2016, the fair value of our fixed income and equity securities with direct exposure to the U.K. and other countries in the European Union was approximately $1.60 billion and $3.10 billion, respectively, with net unrealized capital gains of $42 million and $76 million, respectively. In addition, we have limited partnerships with exposure to the U.K. and other countries in Europe of approximately $239 million and $668 million, respectively, that are typically more sensitive to local economic conditions. Significant uncertainty exists as the U.K.’s exit from the European Union will be a multi-year process and impacts on the global economy are difficult to predict. We expect the impact on the Company to be immaterial.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed income securities	$508	$546	$1,546	$1,681
Equity securities	31	23	103	77
Mortgage loans	56	53	162	165
Limited partnership interests	136	167	383	483
Short-term investments	4	4	11	8
Other	55	49	163	143
Investment income, before expense	790	842	2,368	2,557
Investment expense	(42)	(35)	(127)	(111)
Net investment income	$748	$807	$2,241	$2,446

Market-Based Core	$577	$612	$1,753	$1,881
Market-Based Active	66	52	194	154
Performance-Based Long-Term	147	176	416	515
Performance-Based Opportunistic	—	2	5	7
Investment income, before expense	$790	$842	$2,368	$2,557
Net investment income decreased 7.3% or $59 million in the third quarter of 2016 and 8.4% or $205 million in the first nine months of 2016 compared to the same periods of 2015, primarily due to lower fixed income yields resulting from lower market yields and portfolio positioning, and lower limited partnership income. Net investment income in the third quarter and first nine months of 2016 includes $12 million and $33 million, respectively, related to prepayment fee income compared to $9 million and $43 million in the third quarter and first nine months of 2015, respectively. Prepayment fee income may vary significantly from period to period.

Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Impairment write-downs	$(63)	$(47)	$(185)	$(77)
Change in intent write-downs	(10)	(127)	(48)	(189)
Net other-than-temporary impairment losses recognized in earnings	(73)	(174)	(233)	(266)
Sales and other	121	183	166	545
Valuation and settlements of derivative instruments	(15)	24	(25)	1
Realized capital gains and losses, pre-tax	33	33	(92)	280
Income tax (expense) benefit	(11)	(12)	35	(100)
Realized capital gains and losses, after-tax	$22	$21	$(57)	$180

Market-Based Core	$23	$102	$(55)	$223
Market-Based Active	33	(63)	25	58
Performance-Based Long-Term	(28)	—	(66)	3
Performance-Based Opportunistic	5	(6)	4	(4)
Realized capital gains and losses, pre-tax	$33	$33	$(92)	$280
Impairment write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed income securities	$(17)	$(15)	$(36)	$(24)
Equity securities	(17)	(24)	(107)	(37)
Limited partnership interests	(22)	(2)	(33)	(7)
Other investments	(7)	(6)	(9)	(9)
Impairment write-downs	$(63)	$(47)	$(185)	$(77)
Impairment write-downs on fixed income securities for the three and nine months ended September 30, 2016 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to investments with exposure to the energy sector. The nine month period ended September 30, 2016 also included the recovery in value of a limited partnership that was previously written-down. Impairment write-downs in the above table include $23 million and $98 million related to investments with exposure to the energy sector in the three and nine months ended September 30, 2016, respectively.
Change in intent write-downs totaled $10 million and $48 million in the three and nine months ended September 30, 2016, respectively, and primarily relate to $1.4 billion of equity securities as of September 30, 2016 that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio. For certain equity securities managed by third parties, we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings. As of September 30, 2016, these holdings totaled $49 million and we recognized change in intent write-downs of zero for both the three and nine months ended September 30, 2016.
Sales and other generated $121 million and $166 million of net realized capital gains in the three and nine months ended September 30, 2016. Sales and other in second and third quarter 2016 primarily included sales of equity and fixed income securities in connection with ongoing portfolio management, as well as gains from valuation changes in public securities held in certain limited partnerships. Sales in first quarter 2016 included $105 million of losses on $1.90 billion of sales to reduce our exposure to the energy, metals and mining sectors.
Valuation and settlements of derivative instruments generated net realized capital losses of $15 million for the three months ended September 30, 2016, primarily comprised of losses on equity futures used for risk management due to increases in equity indices and losses on foreign currency contracts due to the weakening of the U.S. Dollar. Valuation and settlements of derivative instruments generated net realized capital losses of $25 million for the nine months ended September 30, 2016, primarily comprised of losses on equity futures used for risk management due to increases in equity indices, losses on credit default swaps due to the tightening of credits spreads on the underlying credit names, and losses on foreign currency contracts due to the weakening of the U.S. Dollar.
Performance-based long-term investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets and are materially reflected through our limited partnership investments.
The following table presents investment income for PBLT investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Limited partnerships
Private equity (1)	$112	$162	$310	$355
Real estate	23	5	68	138
Timber and agriculture-related	—	—	4	—
PBLT - limited partnerships (2)	135	167	382	493

Other
Private equity	2	1	3	1
Real estate	8	7	24	16
Timber and agriculture-related	2	1	7	5
PBLT - other	12	9	34	22

Total
Private equity	114	163	313	356
Real estate	31	12	92	154
Timber and agriculture-related	2	1	11	5
Total PBLT	$147	$176	$416	$515

Property-Liability	$76	$69	$208	$259
Allstate Financial	71	107	208	256
Total PBLT	$147	$176	$416	$515

Asset level operating expenses (3)	$(8)	$(4)	$(24)	$(15)
______________________________

(1)	Includes infrastructure.

(2)
Other limited partnership interests are located in the market-based core and performance-based opportunistic investing strategies and are not included in the performance-based long-term table above. Investment income was $1 million and zero in the third quarter of 2016 and 2015, respectively, and $1 million and $(10) million in the first nine months of 2016 and 2015, respectively, for these limited partnership interests.

(3)	When calculating the pre-tax yields, asset level operating expenses are netted against income for directly held real estate, timber and other consolidated investments.
PBLT investments produced investment income of $147 million and $416 million in the third quarter and first nine months of 2016, respectively, compared to $176 million and $515 million in the third quarter and first nine months of 2015, respectively. The decrease in both periods was primarily due to lower distributions from cost method private equity and real estate funds due to a decrease in asset dispositions in the current year. Investment appreciation was consistent between years.

The following table presents realized capital gains and losses for PBLT investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Limited partnerships
Private equity	$(23)	$(3)	$(31)	$3
Real estate	2	(2)	3	(4)
Timber and agriculture-related	—	—	—	—
PBLT - limited partnerships (1)	(21)	(5)	(28)	(1)

Other
Private equity	(7)	6	(39)	5
Real estate	—	(1)	1	(2)
Timber and agriculture-related	—	—	—	1
PBLT - other	(7)	5	(38)	4

Total
Private equity	(30)	3	(70)	8
Real estate	2	(3)	4	(6)
Timber and agriculture-related	—	—	—	1
Total PBLT	$(28)	$—	$(66)	$3

Property-Liability	$(12)	$(4)	$(39)	$(3)
Allstate Financial	(16)	4	(27)	6
Total PBLT	$(28)	$—	$(66)	$3
______________________________

(1)
Other limited partnership interests are located in the market-based core and performance-based opportunistic investing strategies and are not included in the performance-based long-term table above. Realized capital gains and losses were $33 million and $(50) million in the third quarter of 2016 and 2015, respectively, and $53 million and $(51) million in the first nine months of 2016 and 2015, respectively, for these limited partnership interests.

Realized capital losses on PBLT investments were $28 million and $66 million in the third quarter and first nine months of 2016, respectively, compared to realized capital gains of zero and $3 million in the third quarter and first nine months of 2015, respectively. Third quarter 2016 included impairment write-downs on certain investments with exposure to the energy sector. The first nine months of 2016 included impairment write-downs on certain investments with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down.
Economic conditions and equity market performance are reflected in PBLT investment results, and we continue to expect this income to vary significantly between periods.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•	Shareholders’ equity as of September 30, 2016 was $20.93 billion, an increase of 4.5% from $20.03 billion as of December 31, 2015.

•
On January 4, 2016, April 1, 2016 and July 1, 2016, we paid common shareholder dividends of $0.30, $0.33 and $0.33, respectively. On July 14, 2016, we declared a common shareholder dividend of $0.33 payable on October 3, 2016.

•	As of September 30, 2016, there was $938 million remaining on the $1.5 billion common share repurchase program.

•
On September 23, 2016, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), to purchase $250 million of our outstanding common stock.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

($ in millions)	September 30, 2016	December 31, 2015
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$20,432	$20,780
Accumulated other comprehensive income (loss)	502	(755)
Total shareholders’ equity	20,934	20,025
Debt	5,110	5,124
Total capital resources	$26,044	$25,149
Ratio of debt to shareholders’ equity	24.4%	25.6%
Ratio of debt to capital resources	19.6%	20.4%
Shareholders’ equity increased in the first nine months of 2016, primarily due to increased unrealized net capital gains on investments and net income, partially offset by common share repurchases and dividends paid to shareholders. In the nine months ended September 30, 2016, we paid dividends of $364 million and $87 million related to our common and preferred shares, respectively.
Capital resources comprise shareholders’ equity, including preferred stock, and debt, including subordinated debt. As of September 30, 2016, capital resources include 6.7% or $1.75 billion of preferred stock and 7.8% or $2.02 billion of subordinated debt.
Common share repurchases As of September 30, 2016, there was $938 million remaining on the common share repurchase program.
In April 2016, we completed the $3 billion common share repurchase program that commenced in March 2015. In May 2016, the Board authorized a new $1.5 billion common share repurchase program that is expected to be completed by November 2017.
On June 1, 2016, we entered into an ASR Agreement with Barclays Bank PLC (“Barclays”) and Barclays Capital Inc., as Barclays’ agent, to purchase $350 million of our outstanding common stock. This ASR agreement with Barclays settled on September 16, 2016.
On September 23, 2016, we entered into a new ASR Agreement with Wells Fargo to purchase $250 million of our outstanding common stock.
During the first nine months of 2016, we repurchased 13.6 million common shares for $882 million in the market and under the Barclays ASR Agreement. Under the ASR agreement with Wells Fargo, we paid $250 million upfront and initially acquired 3.1 million shares. The actual number of shares we repurchase under this ASR Agreement, and the average price paid per share, will be determined at the completion of the ASR Agreement based on the volume weighted average price of Allstate’s common stock during the period of Wells Fargo’s purchases, which will end on or before November 23, 2016.
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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $2.66 billion as of September 30, 2016 comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. This provides funds for the parent company’s fixed charges and other corporate purposes.
In the first nine months of 2016, AIC paid dividends totaling $1.50 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $1.50 billion of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of September 30, 2016, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first nine months of 2016, we did not defer interest payments on the subordinated debentures.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. In July 2016, we issued $200 million of commercial paper which was outstanding for 16 days with a weighted average interest rate of 0.78% and was used for general corporate purposes. As of September 30, 2016, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. In April 2016, we extended the maturity date of this facility to April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 12.1% as of September 30, 2016. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the third quarter or the first nine months of 2016.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 532 million shares of treasury stock as of September 30, 2016), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
Liquidity exposure Contractholder funds were $20.58 billion as of September 30, 2016. The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2016.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,272	15.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,265	25.6
Market value adjustments (2)	1,667	8.1
Subject to discretionary withdrawal without adjustments (3)	10,379	50.4
Total contractholder funds (4)	$20,583	100.0%
_______________

(1)	Includes $1.73 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.08 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $793 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.4% and 7.3% in the first nine months of 2016 and 2015, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
The following table summarizes consolidated cash flow activities by segment for the nine months ended September 30.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$2,399	$2,212	$299	$373	$44	$101	$2,742	$2,686
Investing activities	(1,324)	(20)	459	750	207	365	(658)	1,095
Financing activities	47	43	(739)	(1,008)	(1,498)	(2,568)	(2,190)	(3,533)
Net (decrease) increase in consolidated cash							$(106)	$248
_______________
(1)    Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.
Property-Liability Higher cash provided by operating activities in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to increased premiums and lower tax payments, partially offset by higher claims payments.
Higher cash used in investing activities in the first nine months of 2016 compared to the first nine months of 2015 was primarily the result of decreased sales of fixed income securities and increased purchases of equity securities, partially offset by increased sales of equity securities and the net change in short-term investments.
Allstate Financial Lower cash provided by operating activities in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to lower net investment income, partially offset by lower tax payments.
Lower cash provided by investing activities in the first nine months of 2016 compared to the first nine months of 2015 was the result of less cash used in financing activities due to decreased payments for contractholder fund disbursements.

Lower cash used in financing activities in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to decreased payments for contractholder benefits and withdrawals on fixed annuities.
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
U.S. and EU representatives have met several times to discuss a future bilateral covered agreement relating to prudential insurance and reinsurance measures. Both sides agreed to continue in good faith to pursue a covered agreement on matters relating to group supervision, exchange of confidential information between supervisory authorities on both sides, and reinsurance supervision, including collateral. The EU is represented in the discussions by the European Commission, which represents all 28 members of the EU, including the U.K., the fourth largest insurance market in the world. If the U.K. withdraws from the EU it would not be subject to a potential U.S.-EU covered agreement and would need to be addressed through a separate bilateral agreement, if desired.
On June 23, 2016, the U.K. held a referendum in which they voted to leave the EU. The vote is expected to be followed by the formal process of withdrawal under Article 50 of the Lisbon Treaty, that, once invoked, would take place over a period of up to two years. Article 50 provides only for the negotiation of a withdrawal arrangement but does not address future relationships between the U.K. and EU. The significance of the U.K. insurance market as a component of the EU insurance market may affect the timing, content, and resolution of current covered agreement negotiations.

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
Federal Reserve Board. In June 2016, the Federal Reserve Board (“FRB”) issued an Advanced Notice of Proposed Rulemaking soliciting comments on two separate capital framework proposals developed for insurance groups designated as systemically important financial institutions (“SIFI”) and insurance companies that own insured depository institutions (“IDIs”). The proposals at a very high level describe how capital and financial risk could be measured. The capital proposal applicable to insurance IDIs uses a Building Block Approach (“BBA”). The BBA uses, as a starting point, available and required capital obtained from existing regulatory frameworks, such as the National Association of Insurance Commissioners Risk-Based Capital, developed from financial statements constructed using Statutory Accounting Principles (“SAP”) and applies a Basel-like approach to remaining assets not covered by a specific regulatory framework. The proposed capital framework applicable to SIFI’s would be a Consolidated Approach, which would rely on a new risk-based framework to be applied to consolidated U.S. GAAP based financial measures.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
July 1, 2016 - July 31, 2016
Open Market Purchases	514	$68.2124	—
August 1, 2016 - August 31, 2016
Open Market Purchases	28,460	$68.6578	—
September 1, 2016 - September 30, 2016
Barclays ASR (2)	780,776	$67.4695	780,776
Wells Fargo ASR (3)	3,102,643	$68.4900	3,102,643
Open Market Purchases	2,377	$68.9214	—
Total	3,914,770	$68.2879	3,883,419	$938 million
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

July: 417
August: 3,879
September: 2,377

(2)
On June 1, 2016, Allstate entered into an accelerated share repurchase agreement (“ASR Agreement”) with Barclays Bank PLC (“Barclays”) and Barclays Capital Inc., as Barclays’ agent, to purchase $350 million of our outstanding shares of common stock, which settled on September 16, 2016. Under this ASR agreement, we repurchased a total of 5.2 million shares at an average repurchase price of $67.4695.

(3)
On September 23, 2016, Allstate entered into a new ASR Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), to purchase $250 million of our outstanding common stock. In exchange, for an upfront payment of $250 million, Wells Fargo initially delivered 3,102,643 shares to Allstate. The actual number of shares we repurchase under this ASR Agreement, and the average price paid per share, will be determined at the completion of the ASR Agreement based on the volume weighted average price of Allstate’s common stock during the period of Wells Fargo’s purchases, which will end on or before November 23, 2016.

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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 2, 2016, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 2, 2016	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)