Form 10-K
period 2016-12-31
ALLSTATE CORP
filed 2017-02-17
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes                                           No   X
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was approximately $25.63 billion.
As of January 31, 2017, the registrant had 365,129,091 shares of common stock outstanding.
Documents Incorporated By Reference
Portions of the following documents are incorporated herein by reference as follows:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be held on May 25, 2017 (the “Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part I
Item 1.  Business
The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and other subsidiaries (collectively, including The Allstate Corporation, “Allstate”). Allstate is primarily engaged in the property-liability insurance business and the life insurance, retirement and investment products business. It offers its products in the United States and Canada.
The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Allstate’s strategy is to serve distinct customer segments with differentiated offerings. The Allstate brand is widely known through the “You’re In Good Hands With Allstate®” slogan. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2015 statutory direct premiums written according to A.M. Best. In addition, according to A.M. Best, it is the nation’s 18th largest issuer of life insurance business on the basis of 2015 ordinary life insurance in force and 31st largest on the basis of 2015 statutory admitted assets.
Allstate has four business segments:

• Allstate Protection	• Discontinued Lines and Coverages
• Allstate Financial	• Corporate and Other
To achieve its goals in 2017, Allstate is focused on the following priorities:
•better serve our customers;
•achieve target economic returns on capital;
•grow customer base;
•proactively manage investments; and
•build long-term growth platforms.
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
ALLSTATE PROTECTION SEGMENT
Products and Distribution
Total Allstate Protection premiums written were $31.60 billion in 2016. Our Allstate Protection segment accounted for 93% of Allstate’s 2016 consolidated insurance premiums and contract charges. In this segment, we principally sell private passenger auto, homeowners, and other property-liability insurance products through agencies and directly through contact centers and the internet. These products are underwritten under the Allstate®, Esurance® and Encompass® brand names.
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

•
Allstate brand auto and homeowners insurance products are sold primarily through Allstate exclusive agencies and serve customers who prefer local personalized advice and service and are brand-sensitive. Allstate agencies also sell specialty auto products including motorcycle, trailer, motor home and off-road vehicle insurance policies; other personal lines products including renter, condominium, landlord, boat, umbrella and manufactured home insurance policies; commercial lines products for small business owners; roadside assistance products; and service contracts and other products sold in conjunction with auto lending and vehicle sales transactions. Allstate brand sales and service are supported through contact centers and the internet. In 2016, the Allstate brand represented 91% of the Allstate Protection segment’s written premium. In the U.S., we offer these Allstate brand products in approximately 10,200 locations through approximately 34,160 licensed producers including approximately 10,360 Allstate exclusive agencies and approximately 23,800 licensed sales professionals. We also offer these products through approximately 2,200 independent agencies that are primarily in rural areas in the U.S. In Canada, we offer Allstate brand products through approximately 870 employee producers working in five provinces across the country (Ontario, Quebec, Alberta, New Brunswick and Nova Scotia).

•
Esurance brand auto, homeowners, renter and motorcycle insurance products are sold to customers online, through contact centers or through select agents. Esurance serves self-directed, brand-sensitive customers. In 2016, the Esurance brand represented 5% of the Allstate Protection segment’s written premium.

•
Encompass brand auto, homeowners, umbrella and other insurance products, sold predominantly in the form of a single annual household (“package”) policy, are distributed through independent agencies that serve customers who prefer personal advice and assistance from an independent adviser and are brand neutral. In 2016, the Encompass brand represented 4% of the Allstate Protection segment’s written premium. Encompass brand products are distributed through approximately 2,400 independent agencies. Encompass is among the top 20 largest providers of personal property and casualty insurance products through independent agencies in the United States, based on statutory written premium information provided by A.M. Best for 2015.

•
Answer Financial, a personal lines insurance agency, serves self-directed, brand-neutral consumers who want a choice between insurance carriers. It offers comparison quotes for auto and homeowners insurance from approximately 25 insurance companies through its website and over the phone and receives commissions for this service. Answer Financial had $599 million of non-proprietary premiums written in 2016.

Through arrangements made with other companies, agencies, and brokers, the Allstate Protection segment may offer non-proprietary products to consumers when an Allstate product is not available. As of December 31, 2016, Allstate agencies had approximately $1.3 billion of non-proprietary personal insurance premiums under management, primarily related to property business in hurricane exposed areas, and approximately $200 million of non-proprietary commercial insurance premiums under management.
Competition
The markets for personal private passenger auto and homeowners insurance are highly competitive. The following charts provide the market shares of our principal competitors in the U.S. by direct written premium for the year ended December 31, 2015 according to A.M. Best.

Personal Lines Insurance		Private Passenger Auto Insurance		Homeowners Insurance

Insurer	Market Share	Insurer	Market Share	Insurer	Market Share
State Farm	18.6%	State Farm	18.3%	State Farm	19.1%
Allstate	9.6	GEICO	11.4	Allstate	8.5
GEICO	7.8	Allstate	10.1	Liberty Mutual	6.5
Progressive	6.3	Progressive	8.8	Farmers	5.7
Liberty Mutual	5.5	USAA	5.3	USAA	5.4
USAA	5.3	Farmers	5.0	Nationwide	4.0
Farmers	5.2	Liberty Mutual	5.0	Travelers	3.7
Nationwide	3.8	Nationwide	3.7
In the personal property and casualty insurance market, we compete principally using customer value propositions for each consumer segment. This includes different brands, the scope and type of distribution system, price and the breadth of product offerings, product features, customer service, claim handling, and use of technology. In addition, our proprietary database of underwriting and pricing experience enables Allstate to use sophisticated pricing algorithms to more accurately price risks while also seeking to attract and retain more customers. For auto insurance, risk evaluation factors can include but are not limited to vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier;

prior liability limits; prior lapse in coverage; and insurance scoring utilizing certain credit report information. For property insurance, risk evaluation factors can include but are not limited to the amount of insurance purchased; geographic location of the property; loss history; age, condition and construction characteristics of the property; and characteristics of the insured including insurance scoring utilizing certain credit report information.
Allstate differentiates itself from competitors by focusing on the needs of the entire household and offering a comprehensive range of innovative product options and features through distribution channels that best suit each market segment. Allstate’s Your Choice Auto® insurance allows qualified customers to choose from a variety of options, such as Accident Forgiveness, Deductible Rewards®, Safe Driving Bonus®, and New Car Replacement. We believe that Your Choice Auto insurance promotes increased growth and increased retention. We also offer a Claim Satisfaction GuaranteeSM feature that promises a return of premium to Allstate brand standard auto insurance customers dissatisfied with their claims experience. Allstate House and Home® insurance is our homeowners product that provides options of coverage for roof damage including graduated coverage and pricing based on roof type and age. Good Hands Rescue® is a service that provides pay on demand access to roadside services.
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
Our Allstate Milewise® and Esurance Pay Per Mile® usage-based insurance products give customers flexibility to customize their insurance and pay based on the number of miles they drive.
In 2016, we launched Arity, a non-insurance technology company that leverages software, data and analytics and our telematics-based insurance programs to help better manage risk. Allstate brand, Esurance and Answer Financial are currently using Arity’s software, data and analytics. Arity is planning to market its services to non-affiliates in 2017.
The Encompass® package policy offers broad coverage options specifically focused on customers who prefer an independent agency while simplifying the insurance experience by packaging a product into a single annual household policy with one premium, one bill, one policy deductible and one renewal date. Broad coverage options include features such as enhanced home replacement with a cash-out option should the insured decide not to rebuild, additional living expense coverage with no specific time or dollar limit, water-sewer back up coverage, an unlimited accident forgiveness feature and roadside assistance.
On November 28, 2016, we announced an agreement to acquire SquareTrade Holding Company, Inc. (“SquareTrade”), a consumer product protection plan provider that distributes through many of America’s major retailers. Known for its exceptional service, SquareTrade provides protection plans for consumer appliances and electronics, such as TVs, smartphones and computers. This will broaden Allstate’s product offerings to better meet consumers’ needs. The transaction closed on January 3, 2017.
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
The following table reflects, in percentages, the principal geographic distribution of premiums earned for the Allstate Protection segment for 2016, based on information contained in statements filed with state insurance departments. No other jurisdiction accounted for more than 5 percent of the premiums earned for the segment.

Texas	11.1%
California	9.4
New York	8.9
Florida	7.2
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

ALLSTATE FINANCIAL SEGMENT
Products and Distribution
Our Allstate Financial segment sells traditional, interest-sensitive and variable life insurance and voluntary accident and health insurance products. We previously offered and continue to have in force fixed annuities such as deferred and immediate annuities. We sell Allstate Financial products through Allstate exclusive agencies and approximately 1,000 exclusive financial specialists, and 6,000 workplace enrolling independent agents. The majority of life insurance business written involves exclusive financial specialists, including referrals from exclusive agencies and licensed sales professionals. The table below lists our current distribution channels with the associated products and target customers.

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
Dental insurance
Allstate exclusive agencies and exclusive financial specialists also sell non-proprietary retirement and investment products, including mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance to provide a broad suite of protection and retirement products. As of December 31, 2016, Allstate agencies had approximately $14.1 billion of non-proprietary mutual funds and fixed and variable annuity account balances under management. New and additional deposits into these non-proprietary products were $1.9 billion in 2016.
Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and the level of customer service. The market for life insurance continues to be highly fragmented and competitive. As of December 31, 2015, there were approximately 380 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2015, the Allstate Financial segment is the nation’s 18th largest issuer of life insurance and related business on the basis of 2015 ordinary life insurance in force and 31st largest on the basis of 2015 statutory admitted assets.
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
The following table reflects, in percentages, the principal geographic distribution of direct statutory premiums and annuity considerations for the Allstate Financial segment for 2016, based on information contained in statements filed with state insurance departments. Direct statutory premiums and annuity considerations exclude reinsurance assumed. No other jurisdiction accounted for more than 5 percent of the direct statutory premiums and annuity considerations.

New York	10.8%
Texas	10.1
Florida	9.9
California	6.5

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
In the U.S., Allstate brand products are sold in approximately 10,200 locations through approximately 34,160 licensed producers including approximately 10,360 Allstate exclusive agencies employing approximately 23,800 licensed sales professionals, who are licensed to sell our products. We also offer these products through approximately 2,200 independent agencies in primarily rural areas in the U.S. All Allstate brand customers who purchase their policies directly through contact centers and the internet, currently less than 7% of new business, are provided an Allstate agency relationship at the time of purchase. In Canada, we offer Allstate brand products through approximately 870 producers working in five provinces across the country (Ontario, Quebec, Alberta, New Brunswick and Nova Scotia).
Trusted Advisor In 2016, we continued to focus on a multi-year effort to position exclusive agents, licensed sales professionals and exclusive financial specialists to serve customers as trusted advisors. Being a trusted advisor means that our agencies:
•Have a local presence that instills confidence;
•Know their customers and understand the unique needs of their households;
•Help them assess the potential risks they face;

•	Provide local expertise and personalized guidance on how to protect what matters most to them by offering customized solutions; and
•Support them when they have changes in their lives and during their times of need.
To ensure agencies have the resources, capacity, and support needed to serve customers at this level, we are deploying education and support focused on relationship initiation and insurance and retirement expertise and are continuing efforts to enhance agency capabilities with customer-centric technology while simplifying and automating service processes to enable agencies to focus more time in an advisory role.
Allstate exclusive agencies engage with exclusive financial specialists through a partnership agreement, which documents common business goals and commitments to deliver customer solutions for life and retirement products.  Exclusive agencies utilize an exclusive financial specialist for their expertise with advanced life and retirement cases and other financial needs of customers.  Successful partnerships will assist agencies with building stronger and deeper customer relationships and increased compensation.
We support our exclusive agencies in a variety of ways to facilitate customer service and Allstate’s overall growth strategy. For example, we offer assistance with marketing, sales, service and business processes and provide education and other resources to help them acquire more business and retain more customers. Our programs support exclusive agencies and help them grow by offering financing to acquire other agencies and awarding additional resources to better performing agencies. We support our relationship with Allstate exclusive agencies through several national and regional working groups:

•
The Agency Executive Council engages exclusive agencies on our customer service and growth strategies. Membership includes approximately 14 Allstate exclusive agency owners selected on the basis of performance, thought leadership and credibility among their peer group.

•
The National Advisory Board brings together Allstate’s senior leadership and a cross section of Allstate exclusive agents and exclusive financial specialists from around the country to address national business issues and develop solutions.

•	Regional Advisory Boards support Allstate exclusive agency owner engagement within each of Allstate’s 15 regional offices in the U.S. and within Canada.
The compensation structure for Allstate exclusive agencies rewards agencies for delivering high value to our customers and achieving certain business outcomes such as product profitability, net growth and household penetration. Allstate exclusive agent remuneration comprises a base commission (Property-Liability and Allstate Financial products), variable compensation and a bonus. Variable compensation consists of three components: agency success factors (Allstate Financial insurance policies sold and licensed staff), which must be achieved in order to qualify for the second and third components, customer satisfaction and Allstate Financial insurance policies sold relative to the size of the agency. A bonus, based on a percentage of premiums can be earned by agents who achieve a targeted loss ratio and a defined amount of Allstate Financial sales. The bonus is earned by achieving a targeted percentage of multi-category households (customers with policies purchased through an Allstate agent in at least two of the following product categories: vehicle, personal property, or life and retirement) and increases in Allstate Protection (Allstate brand) and Allstate Financial policies in force. In addition, through arrangements made with other companies, agencies, and brokers, Allstate exclusive agencies have the ability to earn commissions on non-proprietary products provided to consumers when an Allstate product is not available.
We pursue opportunities for growing Allstate brand exclusive agency distribution based on market opportunities with a focus on penetrating under-served markets. Similar to prior years, Allstate will continue to offer newly appointed agents, new locations or newly purchased locations with a low premium base an opportunity to earn enhanced compensation.  The enhanced compensation program is designed to incent and reward agencies for investing their time, talent, and capital to generate premium growth trajectory sufficient to establish a sustainable business over a defined timeframe.  While the intent and reward will remain largely consistent, the program will be modified for agents who open an agency on or after April 1, 2017 to more efficiently incentivize agents to support trusted advisor principles, including an enhanced on-boarding process and contemporized standards for capital and licensed support staff.  Other elements of exclusive agency compensation and support include start-up agency bonuses, marketing support payments, technology and data allowances, regional promotions and recognition trips based on achievement. These compensation components combine to provide these locally owned small businesses opportunities and incentives to earn incremental working capital throughout the year to support the cash flow needed for sustainable investment in agency staff, marketing, and business development. Allstate exclusive financial specialists receive commissions for proprietary and non-proprietary sales and earn a bonus based on the volume of business produced in partnership with their Allstate exclusive agent.  In 2017, a new bonus was introduced for sales of Allstate Financial products along with adjustments to the Allstate Financial commission structure.
Allstate independent agent remuneration comprises a base commission (Property-Liability products) and a bonus which can be earned by agents who achieve a target loss ratio. The bonus, which is a percentage of premiums, is earned by achieving a targeted percentage of multi-category households (customers with Allstate policies in at least two of the following product categories: vehicle, personal property or life and retirement) and increased Allstate Protection (Allstate brand) net written premium above a minimum threshold. Other elements of independent agency compensation and support include marketing support payments, national and regional promotions and recognition trips based on achievement. There are no significant changes to the compensation framework planned for 2017.
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

REGULATION
Allstate is subject to extensive regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state agency. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency and statutory surplus sufficiency, reserve adequacy, insurance company licensing and examination, agent and adjuster licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, corporate governance and risk management. Some of these matters are discussed in more detail below. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. For a discussion of statutory financial information, see Note 16 of the consolidated financial statements. For a discussion of regulatory contingencies, see Note 14 of the consolidated financial statements. Notes 14 and 16 are incorporated in this Part I, Item 1 by reference.
As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in 2010. Dodd-Frank created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“Treasury”). The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system.
Additional regulations or new requirements may emerge from activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the National Association of Insurance Commissioners (“NAIC”), and the International Association of Insurance Supervisors (“IAIS”), that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC has adopted amendments to its model holding company law, which have been adopted by some jurisdictions. The outcome of these actions is uncertain; however, these actions may result in an increase in the level of capital and liquidity required by insurance holding companies. Additional discussion of Dodd-Frank appears later in this section.
We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on Allstate. We are working for changes in the regulatory environment to make insurance more available and affordable for customers, encourage market innovation, improve driving safety, strengthen cybersecurity, and promote better catastrophe preparedness and loss mitigation.
Agent and Broker Compensation.    In recent years, several states considered new legislation or regulations regarding the compensation of agents and brokers by insurance companies. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with customers. New York requires the disclosure of certain information concerning agent and broker compensation.
Limitations on Dividends By Insurance Subsidiaries.    As a holding company with no significant business operations of its own, The Allstate Corporation relies on dividends from Allstate Insurance Company as one of the principal sources of cash to pay dividends and to meet its obligations, including the payment of principal and interest on debt or to fund non-insurance related businesses. Allstate Insurance Company is regulated as an insurance company in Illinois and its ability to pay dividends is restricted by Illinois law. For additional information regarding those restrictions, see Part II, Item 5 of this report. The laws of the other jurisdictions that generally govern our other insurance subsidiaries contain similar limitations on the payment of dividends and in some jurisdictions the laws may be more restrictive.
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
An insurer’s ability to adjust its rates in response to competition or to changing costs is dependent on an insurer’s ability to demonstrate to the regulator that its rates or proposed rating plan meets the requirements of the rating laws. In those states that significantly restrict an insurer’s discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a rate that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer’s ability to charge a rate that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.
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
Michigan Catastrophic Claims Association.    The Michigan Catastrophic Claims Association (“MCCA”) is a mandatory insurance coverage and reinsurance indemnification mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year by the lesser of 6% or the increase in the Consumer Price Index. It operates similar to a reinsurance program and is funded by participating member companies (companies actively writing motor vehicle coverage in Michigan) through a per vehicle annual assessment that is currently $160 for automobiles. This assessment is incurred by the Company as policies are written and recovered as a component of premiums from our customers. The participating company retention level will be $555 thousand per claim for the fiscal two-years ending June 30, 2019 compared to $545 thousand per claim for the fiscal two-years ending June 30, 2017.
The MCCA provides unlimited lifetime medical benefits for qualifying injuries from automobile, motorcycle and commercial vehicle accidents. Many of these injuries are catastrophic in nature, resulting in serious permanent disabilities that require attendant and residential care for periods that may span decades. As required for a member company (companies actively writing motor vehicle coverage in Michigan and those with runoff policies), we report covered paid and unpaid claims to the MCCA when estimates of loss for a reported claim are expected to exceed the retention level. The MCCA reimburses members as qualifying claims are paid and billed by members to the MCCA. Because of the nature of the coverage, losses (the most significant of which are for residential and attendant care) may be paid over the lifetime of a claimant, and accordingly, significant levels of ultimate incurred claim reserves are recorded by member companies as well as offsetting reinsurance recoverables. A significant portion of the ultimate incurred claim reserves and the recoverable can be attributed to a small number of catastrophic claims. Disputes for coverage on certain reported claims can result in additional losses, which may be recoverable from the MCCA, however, the litigation expenses are not reimbursable. The MCCA is not currently funded on an ultimate claims basis although it has an obligation to indemnify its members for their actuarially expected losses. Legislative proposals to change the MCCA operation in the future are put forth periodically, however, no changes have been enacted. We do not anticipate any material adverse financial impact from this association on Allstate.
New Jersey Property-Liability Insurance Guaranty Association.    The New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”) provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of $75,000 with no limits for policies issued or renewed prior to January 1, 1991, and paid in excess of $75,000 and capped at $250,000 for policies issued or renewed from January 1, 1991 to December 31, 2004. As the statutory administrator of the New Jersey Unsatisfied Claim and Judgment Fund (“UCJF”), PLIGA also provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger stranger pedestrian personal injury protection benefits when no other coverage is available. A significant portion of the incurred claim reserves and the recoverable can be attributed to a small number of catastrophic claims. PLIGA annually assesses all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for direct PLIGA expenses and UCJF reimbursements and expenses. No insurer may be assessed in any year an amount greater than 2% of that insurer’s net direct written premiums. It has been the practice of the New Jersey Department of Banking and Insurance to issue a recoupment order allowing insurance companies to recover the assessment from the Company’s customers over a reasonable period of time. As of December 31, 2015, PLIGA had a surplus of $279 million. We do not anticipate any material adverse financial impact from PLIGA or the UCJF on Allstate.
Guaranty Funds.    Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies. We do not anticipate any material adverse financial impact on Allstate from these assessments.
National Flood Insurance Program.    We voluntarily participate as a Write Your Own carrier in the National Flood Insurance Program (“NFIP”). The NFIP is administered and regulated by the Federal Emergency Management Agency (“FEMA”). We operate in a fiduciary capacity as a fiscal agent of the federal government in the issuing and administering of the Standard Flood Insurance Policy. This involves the collection of premiums belonging to the federal government, the adjustment of claims, and the paying of covered claims and certain allocated loss adjustment expenses entirely drawn from federal funds. We receive expense allowances from the NFIP for underwriting administration, claims management, commissions, and adjusting expenses. The federal government is obligated to pay all claims and certain allocated loss adjustment expenses in accordance with the arrangement. In 2015, FEMA intervened and took direct responsibility for settling claims in litigation related to named storm Sandy, which occurred in 2012. FEMA also implemented a review process for non-litigated claims and offered to review claims that had previously been closed. These claims have been paid by directly drawing on federal funds to settle litigation and to pay additional amounts on claims reviewed by FEMA and submitted for processing. Due to this review process, approximately 2,300 Allstate claims were re-opened by FEMA. As of December 31, 2016, Allstate had received 1,556 directives from FEMA regarding payments. It is not known if FEMA may take similar actions on other past or future flood related claims. Allstate has not had any involvement in determining the additional payment amounts or settling these claims. Allstate did not accept any additional loss adjustment fees for the additional payments directed by FEMA. FEMA’s actions may have created potential exposure that Allstate is confident it has sufficiently addressed for all Sandy claims. Congressional authorization for the NFIP expires September 30, 2017. Congress is considering reforms to the program that would be incorporated in legislation to reauthorize the NFIP.
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
Broker-Dealers, Investment Advisors, and Investment Companies.    The Allstate entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the SEC, FINRA and/or, in some cases, state securities administrators. In April 2016, the U.S. Department of Labor (“DOL”) issued a rule that expands the range of activities that would be considered to be “investment advice” and establishes a new framework for determining whether a person is a fiduciary when selling mutual funds, variable and indexed annuities, or variable life products in connection with an Individual Retirement Account (“IRA”) or employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The rule, in its current form, would have an impact on the non-proprietary products provided by Allstate agencies and Allstate’s broker-dealer, Allstate Financial Services, LLC, their sales processes and volumes, and producer compensation arrangements. Allstate does not currently sell proprietary annuities or proprietary variable life products in connection with IRAs or employee benefit plans covered under ERISA. Allstate Benefits offers universal life products which, when sold in an employee welfare benefit plan, may be considered subject to the fiduciary rule as an insurance product with an “investment component.” Products that we previously offered and continue to have in force, such as indexed annuities, could also be impacted by the rule. These more onerous requirements may increase regulatory costs and litigation exposure. The financial impact to

Allstate is expected to be immaterial. Compliance of certain components of the rule is required by April 10, 2017 and full compliance is required by January 1, 2018. On February 3, 2017, the President of the United States executed a memorandum directing the DOL to examine the fiduciary duty rule to determine whether it might adversely affect the ability of Americans to gain access to retirement information and financial advice. The outcome of the DOL’s examination of the rule is yet to be determined but could result in a delay in the compliance dates or changes to the rule’s requirements.
Dodd-Frank. The Secretary of the Treasury (operating through FIO) and the Office of the U.S. Trade Representative (“USTR”) are jointly authorized, pursuant to Dodd-Frank, to negotiate a Covered Agreement with one or more foreign governments, authorities, or regulatory entities. A Covered Agreement is a written bilateral or multilateral agreement that “relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection for insurance or reinsurance consumers that is substantially equivalent to the level of protection achieved under State insurance or reinsurance regulation.” A Covered Agreement becomes effective 90 days after the Secretary of the Treasury and USTR jointly submit a final agreement to the House Financial Services, House Ways and Means, Senate Banking, and Senate Finance committees. The House and Senate committees are not required to vote on the Covered Agreement for it to become effective. As provided in Dodd-Frank, a Covered Agreement cannot preempt (i.e., displace) state insurance measures that govern an insurer’s rates, premiums, underwriting or sales practices; any state insurance coverage requirements; the application of antitrust laws of any state to the business of insurance; or any state insurance measure governing insurer capital or solvency, except where a state insurance measure results in less favorable treatment of a non-U.S. insurer than a U.S. insurer.
In November 2015, pursuant to Dodd-Frank, Treasury and USTR notified Congress that they were formally initiating negotiations on a Covered Agreement with the European Union (“EU”) (the “Covered Agreement”) addressing: permanent equivalence treatment of the U.S. regulatory system by the EU; confidential sharing of information across jurisdictions; and uniform treatment of EU-based reinsurers operating in the U.S., including with respect to reinsurance collateral. On January 13, 2017, the Secretary of the Treasury and USTR jointly submitted a Covered Agreement consistent with their November 2015 notification to Congress. Once effective, the Covered Agreement is designed to secure equivalence treatment of the U.S. regulatory system by the EU, addresses the confidential sharing of information by regulators across jurisdictions, and eliminate reinsurance collateral requirements for EU-based foreign reinsurers in all States that meet certain conditions. In accordance with authorities provided in Dodd-Frank, the Covered Agreement may preempt (i.e., displace) state laws after 60 months from its effective date if then existing State insurance measures affected by the Covered Agreement result in less favorable treatment of an EU insurer or reinsurer subject to the Covered Agreement than a U.S. insurer domiciled, licensed, or otherwise admitted in a U.S. State.
Prior to the Secretary of the Treasury and the USTR submitting the Covered Agreement to Congress, the NAIC had amended its Credit for Reinsurance Model Law and Regulation in 2011 (“Revised Reinsurance Model Law”), and statutory enactments implementing the amendments have been passed in 35 states. The amendments establish a new category of “certified reinsurers,” allowing domestic insurers to receive statutory capital credit for reinsurance ceded to certified reinsurers absent the reinsurers fully collateralizing their assumed reinsurance obligations. Under the NAIC’s regulatory scheme preceding the Revised Reinsurance Model Law, which remains in effect in Illinois, domestic ceding companies are not allowed to take statutory capital credit for reserves ceded to unauthorized reinsurers unless the insurer withholds funds due to the reinsurer in an amount equal to the reserves, obtains a letter of credit on behalf of the unauthorized reinsurer equal to the amount of the reserves, or is the beneficiary of a credit for reinsurance trust with assets equal to the amount of the reserves.
The terms of the Covered Agreement provide states with 60 months from the effective date of the Covered Agreement to modify their state-based regulatory requirements to comply with the terms of the Covered Agreement. In accordance with the terms of the Covered Agreement, and consistent with the authorities set forth in Dodd-Frank, after 42 months from the effective date of the Covered Agreement, the U.S. is to begin a process of notifying states of potential preemption for any state insurance measure that is inconsistent with the terms of the Covered Agreement. After 60 months from the effective date of the Covered Agreement, the U.S. is to complete any preemption determinations with respect to any U.S. State insurance measures subject to evaluation.
On June 23, 2016, the U.K. held a referendum in which they voted to leave the EU. Following the vote, the U.K. is developing a formal plan for withdrawal under Article 50 of the Lisbon Treaty that is expected to commence as early as March of 2017. If the British Parliament authorizes the initiation of Brexit discussions in March 2017 pursuant to Article 50, withdrawal is expected to be completed during 2019. Article 50 provides only for the negotiation of a withdrawal arrangement but does not address future relationships between the U.K. and EU. Upon exiting the EU, the U.K. insurance market will no longer be in the scope of the Covered Agreement.
Federal Reserve Board. In June 2016, the Federal Reserve Board (“FRB”) issued an Advanced Notice of Proposed Rulemaking soliciting comments on two separate capital framework proposals developed for insurance groups designated as systemically important financial institutions (“SIFI”) and insurance companies that own insured depository institutions (“IDIs”). As of December 31, 2016, we are not designated as a SIFI and do not own an IDI. The proposals at a very high level describe how capital and financial risk could be measured. The capital proposal applicable to insurance IDIs uses a Building Block Approach (“BBA”).

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
Asbestos.    Congress has considered legislation to address asbestos claims and litigation in the past, and during the last Congress, the House of Representatives passed the Furthering Asbestos Claims Transparency Act. The Act is designed to enable asbestos trust funds to pay only those who are entitled by law to compensation from the funds. The Act failed to move in the Senate. The Act must now be re-introduced in the new Congress to be considered by either the House or Senate. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.
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

OTHER INFORMATION ABOUT ALLSTATE
As of December 31, 2016, Allstate had approximately 43,050 full-time employees and 450 part-time employees.
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
“Allstate” is a very well-recognized brand name in the United States. We use the names “Allstate,” “Esurance,” “Encompass” and “Answer Financial” extensively in our business, along with related service marks, logos, and slogans, such as “Good Hands®.” Our rights in the United States to these names, service marks, logos, and slogans continue so long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them.
Executive Officers of the Registrant
The following table sets forth the names of our executive officers, their ages as of February 1, 2017, their positions, and the years of their first election as officers. “AIC” refers to Allstate Insurance Company.

Name	Age	Position/Offices	Year First Elected Officer
Thomas J. Wilson	59	Chairman of the Board and Chief Executive Officer of The Allstate Corporation and of AIC.	1995
Don Civgin	55	President, Emerging Businesses of AIC.	2008
Mary Jane Fortin	52	President, Allstate Financial of AIC.	2015
Sanjay Gupta	48	Executive Vice President, Marketing, Innovation and Corporate Relations of AIC.	2012
Suren Gupta	55	Executive Vice President, Enterprise Technology and Strategic Ventures of AIC.	2011
Harriet K. Harty	50	Executive Vice President, Human Resources of AIC.	2012
Susan L. Lees	59	Executive Vice President, General Counsel, and Secretary of The Allstate Corporation and of AIC (Chief Legal Officer).	2008
Samuel H. Pilch	70	Senior Group Vice President and Controller of The Allstate Corporation and of AIC.	1996
Steven E. Shebik	60	Executive Vice President and Chief Financial Officer of The Allstate Corporation and of AIC.	1999
Matthew E. Winter	60	President of The Allstate Corporation and of AIC.	2009
Each of the officers named above may be removed from office at any time, with or without cause, by the board of directors of the relevant company.
Messrs. Wilson, Civgin, Suren Gupta, Pilch, Shebik and Winter, and Mses. Harty and Lees have held the listed positions for at least the last five years or have served Allstate in various executive or administrative capacities for at least five years.
Prior to joining Allstate in 2015, Ms. Fortin served as Chief Financial Officer of AIG’s Consumer Insurance business from 2012 to 2015 and President and CEO of American General Life Insurance Company from 2009 to 2012.
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
Item 1A.  Risk Factors
In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer, investor and a provider of other products and financial services. These risks include insurance, investment, financial, operational and strategic risks. These cautionary statements should be considered carefully together with other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.
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
Changes in bodily injury claim severity are impacted by inflation in medical costs, litigation trends and precedents, regulation and the overall safety of automobile travel. Changes in auto property damage claim severity are driven primarily by inflation in the cost to repair vehicles, including parts and labor rates, the mix of vehicles that are declared total losses, model year mix as well as used car values. Changes in homeowners claim severity are driven by inflation in the construction industry, building materials and home furnishings, changes in the mix of loss type, and by other economic and environmental factors, including short-term supply imbalances for services and supplies in areas affected by catastrophes. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Although we pursue various loss management initiatives in the Allstate Protection segment in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.
A regulatory environment that requires rate increases to be approved and that can dictate underwriting practices and mandate participation in loss sharing arrangements may adversely affect our operating results and financial condition
From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if Allstate Protection’s loss ratio compares favorably to that of the industry, state or provincial regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or challenge or delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory challenges to rate increases. Such challenges affect our ability to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. We are pursuing auto insurance rate increases in 2017. Our ability to purchase reinsurance required to reduce our catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost. If we are unsuccessful, our operating results could be negatively impacted.
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
Impacts from the Covered Agreement may involve the introduction of new capital and solvency regulations and changes in state insurance laws that may adversely affect our operating results and financial condition
The Covered Agreement extends to capital and solvency matters and does not recognize the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (“RBC”) as equivalent to the European Union’s (“EU’s”) Solvency II capital and solvency framework. The solvency and capital requirements in the Covered Agreement are expressed in terms of group supervision, which is the basis of Solvency II, but not consistent with the NAIC RBC framework, which evaluates capital and solvency on a legal entity basis. While the NAIC is considering the potential future adoption of a group supervision based framework, there is no certainty that the effort will be successful or timely in meeting the requirements of the Covered Agreement when it becomes effective. In the absence of a group supervision based capital and solvency framework, U.S. insurers may become subject to a group supervision based capital and solvency framework developed by the Federal Reserve Board (“FRB”) or alternatively, the Solvency II framework, which the Covered Agreement implicitly deems equivalent to the FRB group capital proposal, which may adversely affect our measurement of regulatory capital adequacy.
Existing law in 15 states require some form of collateral to be posted for the benefit of the ceding insurer when an assuming reinsurer is not domiciled in the ceding company’s state of domicile. In the remaining states, laws governing reinsurance typically require an assuming reinsurer to post an amount of collateral, which may be zero, based on an independently determined financial strength rating and other factors including whether a particular reinsurer has achieved certified status. Through the authority provided by Dodd-Frank, a Covered Agreement may preempt state insurance laws if they are incompatible with the terms of a Covered Agreement. The Covered Agreement submitted to Congress provides states with 60 months to conform their laws with the terms of the Covered Agreement to avoid preemption. The Covered Agreement between the U.S. and EU could eliminate the requirement for all EU reinsurers that meet certain minimum requirements to post collateral. The scope of the Covered Agreement includes amended reinsurance agreements. Depending on the interpretation of amended, which could include administrative modifications, a release of existing collateral could occur that may adversely affect our operating results and financial condition if reinsurers fail to pay our reinsurance billings.

Changes in the level of price competition and the use of underwriting standards in the property and casualty business may adversely affect our operating results and financial condition
The property and casualty market historically has been cyclical with periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. A downturn in the profitability of the property and casualty business could have a material effect on our operating results and financial condition.
Additionally, we may change premium rates and underwriting standards in response to underwriting results. Premium rate increases and adopting tighter underwriting practices may result in a decline in new business and renewals and negatively impact our competitive position.
The potential benefits of our sophisticated risk segmentation process may not be fully realized
We believe that our sophisticated pricing and underwriting methods have allowed us to offer competitive pricing to attract and retain more customers while continuing to operate profitably. However, because many of our competitors seek to adopt underwriting criteria and sophisticated pricing models similar to those we use, our competitive advantage could decline or be lost. Further, the use of increasingly sophisticated pricing models is being reviewed by regulators and special interest groups. Competitive pressures could also force us to modify our sophisticated pricing models. Furthermore, we cannot be assured that these sophisticated pricing models will accurately reflect the level of losses that we will ultimately incur.
Actual claims incurred may exceed current reserves established for claims and may adversely affect our operating results and financial condition
Recorded claim reserves in the Property-Liability business are based on our best estimates of losses, both reported and incurred but not reported claims reserves (“IBNR”), after considering known facts and interpretations of circumstances and using models that rely on the assumption that past loss development patterns will persist into the future. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, contractual terms and changes in claim reporting and settlement practices. External factors are also considered, such as court decisions; changes in law; litigation imposing unintended coverage and benefits such as disallowing the use of benefit payment schedules, requiring coverage designed to cover losses that occur in a single policy period to losses that develop continuously over multiple policy periods or requiring the availability of multiple limits; regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process that is continually refined to reflect current processes and practices. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our operating results and financial condition as the reserves are reestimated.
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
Our profitability in this segment depends on the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the adequacy of investment spreads, the persistency of policies, the management of market and credit risks associated with investments, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability and financial condition.
Changes in reserve estimates may adversely affect our operating results
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. Mortality and morbidity may continue to improve in the future from current levels, due to medical advancements that have resulted in policyholders living longer than anticipated. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs (“DAC”) may be required that could have a material effect on our operating results. We also review these policies on an aggregate basis for circumstances where projected profits would be recognized in early years followed by projected losses in later years. If this circumstance exists in the future, we will be required to accrue a liability, during the period of profits, to offset the losses at such time as the future losses are expected to commence.
Changes in market interest rates or performance-based investment returns may lead to a significant decrease in the profitability of spread-based products
Our ability to manage the in-force Allstate Financial spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment returns and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield. However, these changes could be limited by regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields. Increases in market interest rates can have negative effects on Allstate Financial, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when the segment’s fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. In addition, changes in market interest rates impact the valuation of derivatives embedded in equity-indexed annuity contracts that are not hedged, which could lead to volatility in net income. Additionally, the amount of net investment income from our performance-based investments backing the immediate annuity liabilities can vary substantially from quarter to quarter. Significant volatility or market downturns could adversely impact net investment income, valuation and returns on these investments.
Changes in estimates of profitability on interest-sensitive life products may adversely affect our profitability and financial condition
DAC related to interest-sensitive life contracts is amortized in proportion to actual historical gross profits and estimated future gross profits (“EGP”) over the estimated lives of the contracts. The principal assumptions for determining the amount of EGP are mortality, persistency, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges. Updates to these assumptions (commonly referred to as “DAC unlocking”) could result in accelerated amortization of DAC and thereby adversely affect our profitability and financial condition. In addition, assumption changes impact the reserve for secondary guarantees on interest-sensitive life insurance and could also lead to volatility in net income.
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
We may not be able to mitigate the capital impact associated with statutory reserving and capital requirements, potentially resulting in a need to increase prices, reduce sales of certain products, and/or accept a return on equity below original levels assumed in pricing
Regulatory capital and reserving requirements affect the amount of capital retained in Allstate Financial companies.  Changes to capital or reserving requirements or regulatory interpretations may result in additional capital held in Allstate Financial companies. To support statutory reserves for certain life insurance products, we currently utilize reinsurance and captive reserve financing solutions for financing a portion of our statutory reserve requirements deemed to be non-economic. Changes to capital or reserving requirements or an inability to continue existing financing as a result of market conditions or otherwise could require us to increase prices, reduce our sales of certain products, and/or accept a return on equity below original levels assumed in pricing.
A decline in Lincoln Benefit Life Company’s financial strength ratings may adversely affect our results of operations
We reinsure life insurance and payout annuity business from LBL. Premiums and contract charges assumed from LBL totaled $749 million in 2016. A decline in LBL’s financial strength ratings could lead to an increase in policy lapses. This could adversely affect our results of operations by decreasing future premiums.
Risks Relating to Investments
Our investment portfolios are subject to market risk and declines in credit quality which may adversely affect investment income and cause realized and unrealized losses
We continually reevaluate our investment management strategies since we are subject to the risk of loss due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates. Adverse changes in these rates, spreads and prices may occur due to changes in monetary policy and the economic climate, the liquidity of a market or market segment, investor return expectations and/or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness. The performance and value of our investment portfolios are also subject to market risk related to investments in real estate, loans and securities collateralized by real estate. Some of our investment strategies target individual investments with unique risks that are less highly correlated with broad market risks. Although we expect these investments to increase total portfolio returns over time, their performance may vary from and under-perform relative to the market.
Our investment portfolios are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening of the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e. increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments varies with liquidity and other conditions that may impact derivative and bond markets. Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolio that would result in realized and unrealized losses. The concentration of our investment portfolios in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition.
A decline in market interest rates or credit spreads could have an adverse effect on investment income as we invest cash in new investments that may earn less than the portfolio’s average yield. In a low interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. Sustained low interest rates could also lead to purchases of longer-term or riskier assets in order to obtain adequate investment yields, which could also result in a duration gap when compared to the duration of liabilities. Alternatively, longer-term assets may be sold and reinvested in shorter-term assets that may have lower yields in anticipation of rising interest rates. An increase in market interest rates or credit spreads could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Declining equity markets and/or increases in interest rates or credit spreads could also cause the value of the investments in our pension plans to decrease. Declines in interest rates could cause the funding ratio to decline and the value of the obligations for our pension and postretirement plans to increase. These factors could decrease the funded status of our pension and postretirement plans, increasing the likelihood or magnitude of future benefit expense and contributions. This could also reduce the accumulated other comprehensive income component of shareholders’ equity.
The amount and timing of net investment income from our performance-based investments, which primarily includes limited partnership interests, can fluctuate significantly as a result of the performance of the underlying investments. Additionally, the timing of capital contributions and distributions depends on particular events, schedules for making distributions, and cash needs related to the investments. As a result, the amount of net investment income recognized and cash contributed to or received from these investments can vary substantially from quarter to quarter. Significant volatility or market downturns could adversely impact net investment income, valuation and returns on these investments.
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
The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our operating results and financial condition
In determining fair values, we principally use the market approach which utilizes market transaction data for the same or similar instruments. The degree of judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets may differ from the actual amount received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets’ fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes and related life and annuity DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholders’ equity. Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.
Risks Relating to the Insurance Industry
Our future growth and profitability are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive
The insurance industry is highly competitive. Many of our primary insurance competitors have well-established national reputations and market similar products. In addition, the insurance industry consistently attracts well-capitalized new entrants to the market.
We have invested in growth strategies by utilizing unique customer value propositions for each of our brands, differentiated product offerings and distinctive advertising campaigns. If we are unsuccessful in generating new business and retaining a sufficient number of customers, our ability to increase premiums written could be impacted. In addition, if we experience unexpected increases in underlying costs (such as the frequency or severity of claims costs), it could result in decreases in profitability and lead to price increases which could negatively impact our competitive position leading to a decline in new and renewal business. Further, many of our competitors are also using data analytics to improve pricing accuracy, be more targeted in marketing, strengthen customer relationships and provide more customized services. If they are able to use data analytics more effectively than we are, it may give them a competitive advantage.
Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively with our industry rivals, including new entrants, or that competitive pressures will not have a material effect on our business, operating results or financial condition. This includes competition for producers such as exclusive and independent agents and their licensed sales professionals. In the event we are unable to attract and retain these producers, they are unable to attract and retain their licensed sales professionals, or they are unable to attract and retain customers for our products, growth and retention could be materially affected. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets. Additionally, many of our voluntary benefits employer contracts are renewed annually. There is a risk that employers may be able to obtain more favorable terms from competitors than they could by renewing coverage with us. These competitive pressures may adversely affect the persistency of these products, as well as our ability to sell our products in the future.
Our ability to successfully operate may also be impaired if we are not effective in developing the talent and skills of our human resources, attracting and assimilating new executive talent into our organization, retaining experienced and qualified employees, or deploying human resource talent consistently with our business goals.

New or changing technologies could materially impact our operating results and financial condition
We are investing in telematics and broadening the value proposition for the connected consumer. If we are not effective in anticipating the impact on our business of changing technology, including automotive technology, our ability to successfully operate may be impaired. Also, telematics devices used have been identified as a potential means for an unauthorized person to connect with a vehicle’s computer system resulting in theft or damage, which could affect our ability to use these technologies successfully. Other potential technological changes, such as autonomous or partially autonomous vehicles or technologies that facilitate ride or home sharing, could disrupt the demand for our products from current customers, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively which could have a material effect on our operating results and financial condition.
Difficult conditions in the global economy and capital markets could adversely affect our business and operating results and these conditions may not improve in the near future
As with most businesses, we believe difficult conditions in the global economy and capital markets, such as relatively stagnant macroeconomic trends, including relatively high and sustained unemployment in certain regions and lower labor participation rates in other regions, reduced consumer spending, low economic growth, lower residential and commercial real estate prices, substantial increases in delinquencies on consumer debt, including defaults on home mortgages, the relatively low availability of credit and ineffective central bank monetary policies could have an adverse effect on our business and operating results.
Stressed conditions, volatility and disruptions in global capital markets, particular markets or financial asset classes could adversely affect our investment portfolio. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets has moderated, the rate of recovery from the U.S. recession has been below historic averages, and the pace of recovery in many foreign markets is lagging that of the U.S. In addition, events in the U.S. or foreign markets, such as the United Kingdom’s June 2016 referendum in which they voted to leave the European Union, can impact the global economy and capital markets and the impact of such events is difficult to predict.
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
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth
As insurance companies, broker-dealers, investment advisers, investment companies and other types of companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital, and additional limits on our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general and federal agencies including the SEC, the Financial Industry Regulatory Authority, the U.S. Department of Justice and the National Labor Relations Board. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or to improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities, which is generally the jurisdiction of the SEC, issued by The Allstate Corporation. In many respects, these laws and regulations may limit our ability to grow or to improve the profitability of our business.
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
In April 2016, the U.S. Department of Labor (“DOL”) issued a rule that expands the range of activities that would be considered to be “investment advice” and establishes a new framework for determining whether a person is a fiduciary when selling mutual funds, variable and indexed annuities, or variable life products in connection with an Individual Retirement Account (“IRA”) or employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The rule, in its current form, would have an impact on the non-proprietary products provided by Allstate agencies and Allstate’s broker-dealer, Allstate Financial Services, LLC, their sales processes and volumes, and producer compensation arrangements. Allstate does not currently sell proprietary annuities or proprietary variable life products in connection with IRAs or employee benefit plans covered under ERISA. Allstate Benefits offers universal life products which, when sold in an employee welfare benefit plan, may be considered subject to the fiduciary rule as an insurance product with an “investment component.”  Products that we previously offered and continue to have in force, such as indexed annuities, could also be impacted by the rule. These more onerous requirements may increase regulatory costs and litigation exposure. Compliance of certain components of the rule is required by April 10, 2017 and full compliance is required by January 1, 2018. On February 3, 2017, the President of the United States executed a memorandum directing the DOL to examine the fiduciary duty rule to determine whether it might adversely affect the ability of Americans to gain access to retirement information and financial advice.  The outcome of the DOL’s examination of the rule is yet to be determined but could result in a delay in the compliance dates or changes to the rule’s requirements.
Such regulatory reforms, any additional legislative or regulatory requirements and any further stringent enforcement of existing regulations may make it more expensive for us to conduct our business, or may limit our ability to grow or to achieve profitability.
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

Our participation in certain state industry pools and facilities subjects us to the risk that reimbursement for qualifying claims and claims expenses may not be received, which could have a material effect on our operating results and financial condition
We have exposure associated with the Michigan Catastrophic Claim Association (“MCCA”), a mandatory insurance coverage and a reimbursement indemnification mechanism for personal injury protection losses and certain qualifying allocated loss adjustment expenses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year based on a formula, which is operating with a deficit, and the New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”) that provides reimbursement to insurers for certain qualifying medical benefits portion of personal injury protection coverage paid in excess of certain levels. Our ultimate reinsurance recoverable from the MCCA and PLIGA was $4.95 billion and $506 million, respectively, as of December 31, 2016.
The MCCA is funded by annually assessing participating member companies actively writing motor vehicle coverage in Michigan through a per vehicle annual assessment. The MCCA’s assessment of participating member companies is an amount each year sufficient to cover members’ actuarially determined present value of expected payments on lifetime claims of all persons expected to be catastrophically injured in that year, its operating expenses and adjustments for the amount of excesses or deficiencies in prior assessments. The MCCA reimburses all member companies for qualifying claims and claims expenses incurred in an accident while the member companies were actively writing the mandatory personal injury protection coverage including member companies that are no longer actively writing motor vehicle insurance in Michigan.
The MCCA’s annual assessments have been sufficient to fund current operations and member companies’ reimbursements but have not resulted in sufficient pre-funding of its ultimate obligation to reimburse all expected future billings from member companies for reimbursement of their ultimate qualifying claims. The MCCA does not employ any managed care, contractual service or care oversight programs that could improve care and reduce expenditures. Member companies actively writing automobile coverage in Michigan include the MCCA annual assessments in determining the level of premiums to charge insureds in the state.
The MCCA has a statutory accounting permitted practice that has been granted by the Michigan Department of Insurance to discount its liabilities for loss and loss adjustment expense. As of June 30, 2016, the date of the most recent statutory financial reports, the permitted practice reduced the MCCA’s accumulated deficit of $44.01 billion by $42.27 billion to $1.74 billion. Calculation of the pre-funding shortfall is dependent on actuarial estimates and investment funding decisions. As of December 31, 2015, our auto market share in Michigan was 9.0%.
Technological changes such as autonomous or partially autonomous vehicles or technologies that facilitate ride sharing could significantly impact the number of vehicles in use or the extent of customer needs for vehicle insurance. Although the timing and extent of the technology changes and their impact on the numbers of motor vehicle insurance policies and the extent of their coverage in Michigan are uncertain, these changes may result in a diminished number of vehicles to insure over which MCCA assessments can be recovered. If this occurs, we may not be able to recover all of the MCCA’s assessments through our insurance premiums collected from our insureds and, as a result, we may experience increased costs to operate our business. Moreover, the MCCA may not be able to sufficiently assess member companies annually to fund its obligation to reimburse its ultimate obligation to all member companies for qualifying claims and claims expenses. Our inability to recover MCCA annual assessments from insureds or obtain reimbursement for the payment of covered claims ultimately reimbursable by the MCCA could have a material effect on our operating results and financial condition.
A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, our liquidity, access to and cost of borrowing, operating results and financial condition
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review our financial performance and condition and could downgrade or change the outlook on our ratings due to, for example, a change in the statutory capital of one of our insurance companies; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of our investment portfolio; a reduced confidence in management or our business strategy; as well as a number of other considerations that may or may not be under our control. The insurance financial strength ratings of Allstate Insurance Company and Allstate Life Insurance Company and The Allstate Corporation’s senior debt ratings from A.M. Best, S&P Global Ratings and Moody’s are subject to continuous review, and the retention of current ratings cannot be assured. A downgrade in any of these ratings could have a material effect on our sales, our competitiveness, the marketability of our product offerings, our liquidity, access to and cost of borrowing, operating results and financial condition.
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
The failure in cyber or other information security, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impairment of our ability to conduct business effectively
We depend heavily on computer systems and mathematical algorithms and data to perform necessary business functions. Despite our implementation of a variety of security measures, we are increasingly exposed to the risk that our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. We have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Events such as these could jeopardize the confidential, proprietary and other information (including personal information of our customers, claimants or employees) processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. These risks may increase in the future as we continue to expand our internet and mobile strategies, develop additional remote connectivity solutions to serve our customers, and build and maintain an integrated digital enterprise.
We are continually enhancing our cyber and other information security in order to remain secure against emerging threats, together with increasing our ability to detect system compromise and recover should a cyber-attack or unauthorized access occur. Following an assessment of our cybersecurity program by an independent advisor engaged by our Audit Committee in 2016, we implemented a plan to address certain issues identified during the assessment. However, due to the increasing frequency and sophistication of such cyber-attacks and changes in technology, there can be no assurance that a cyber-attack will not take place with adverse consequences to our business, operating results and financial condition.
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
Third parties to whom we outsource certain of our functions are also subject to the risks outlined above. We review and assess the cybersecurity controls of our third party providers, as appropriate, and make changes to our business processes to manage these risks. We also have business process and information technology operations in Canada, Northern Ireland and India and is subject to operating, regulatory and political risks in those countries. Any of these may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.
A large scale pandemic, the continued threat or occurrence of terrorism or military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results
A large scale pandemic, the continued threat or occurrence of terrorism, within the U.S. and abroad, or military and other actions, and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the U.S., Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism. Additionally, a large scale pandemic or terrorist act could have a material effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.
Acquisitions of businesses may not produce anticipated benefits resulting in operating difficulties, unforeseen liabilities or asset impairments, which may adversely affect our operating results and financial condition
Our ability to achieve certain financial benefits we anticipate from the acquisition of SquareTrade Holding Company, Inc. or other businesses will depend in part upon our ability to successfully grow the businesses consistent with our anticipated acquisition economics. Our financial results could be adversely affected by unanticipated performance issues, unforeseen liabilities, transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnifications. In addition, acquired businesses may not perform as projected, cost savings anticipated from the acquisition may not materialize, and costs associated with the integration may be greater than anticipated and result in the company not achieving returns on its investment at the level projected at acquisition.
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
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our results of operations and financial condition
Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Our life insurance business involves products that remain in force for extended time periods. Accordingly, we may be required to adopt new guidance or interpretations, including those that relate to products which remain in force for extended time periods and were designed and issued in contemplation of a different accounting framework, or new transactions impacted by modified guidance, which may have a material effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.
Our policyholders and shareholders make decisions in part based on an evaluation of our reported financial condition and results of operations, and the stability and predictability of those conditions and results. Potential accounting changes that retroactively affect long-duration insurance contracts and require more market-based measurements may introduce substantial variability and may unfavorably impact our reported financial condition and results of operations as well as their stability and predictability. The potential impacts of a retroactive accounting change applied to long-duration insurance contracts could be pervasive and may unfavorably impact policyholder and shareholder assessments of our financial condition and results of operations.
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
Changing climate and weather conditions may adversely affect our financial condition, profitability or cash flows
Climate change, solar flares, eruption of volcanoes, El Niño, La Niña and other events to the extent any one of these produces changes in weather patterns, could affect the frequency or severity of weather events and wildfires and the demand, price and availability of homeowners insurance, the results for our Allstate Protection segment and the value of our investment portfolio.
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
We may be subject to the risks and costs associated with intellectual property infringement, misappropriation and third party claims
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect intellectual property rights, third parties may infringe or misappropriate intellectual property. We may have to litigate to enforce and protect intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and prove unsuccessful. An inability to protect intellectual property could have a material effect on our business.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our home office complex is owned and located in Northbrook, Illinois. As of December 31, 2016, the home office complex consists of several buildings totaling 1.9 million square feet of office space on a 186-acre site.
We also operate from approximately 1,240 administrative, data processing, claims handling and other support facilities in North America. In addition to our home office facilities, 1.3 million square feet are owned and 6.0 million square feet are leased. Outside North America, we lease three properties in Northern Ireland comprising 166,460 square feet. We also have two leased facilities in India for 232,200 square feet and one lease in London for 1,390 square feet. Generally, only major Allstate facilities are owned. In a majority of cases, new lease terms and renewals are for five years or less.
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
Item 4.  Mine Safety Disclosures
Not applicable.

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of January 31, 2017, there were 80,367 holders of record of The Allstate Corporation’s common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high and low New York Stock Exchange Composite listing prices of, and cash dividends declared for, the common stock during 2016 and 2015.

	High	Low	Close	Dividends Declared
2016
First quarter	67.92	56.03	67.37	0.33
Second quarter	69.95	64.36	69.95	0.33
Third quarter	70.38	67.24	69.18	0.33
Fourth quarter	74.77	66.55	74.12	0.33

2015
First quarter	72.87	68.38	71.17	0.30
Second quarter	72.51	64.62	64.87	0.30
Third quarter	69.48	54.12	58.24	0.30
Fourth quarter	64.69	56.97	62.09	0.30
The payment of dividends by Allstate Insurance Company (“AIC”) to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2016, AIC paid dividends of $1.90 billion. Based on the greater of 2016 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2017 is $1.56 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
October 1, 2016 - October 31, 2016
Open Market Purchases	4,849	$67.8480	—
November 1, 2016 - November 30, 2016
Wells Fargo ASR (2)	568,688	68.0952	568,688
Open Market Purchases	393,044	70.5701	392,400
December 1, 2016 - December 31, 2016
Open Market Purchases	2,725,178	73.0555	2,485,300
Total	3,691,759	$72.0200	3,446,388	$691 million
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

October: 4,849
November: 644
December: 19,173

(2)
On September 23, 2016, Allstate entered into an accelerated share repurchase agreement (“ASR Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), to purchase $250 million of our outstanding shares of common stock, which settled on November 23, 2016. Under this ASR Agreement, we repurchased a total of 3.7 million shares at an average repurchase price of $68.0952.

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

Item 6.  Selected Financial Data
5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions, except per share data and ratios)	2016	2015	2014	2013	2012
Consolidated Operating Results
Insurance premiums and contract charges	$33,582	$32,467	$31,086	$29,970	$28,978
Net investment income	3,042	3,156	3,459	3,943	4,010
Realized capital gains and losses	(90)	30	694	594	327
Total revenues	36,534	35,653	35,239	34,507	33,315
Net income applicable to common shareholders	1,761	2,055	2,746	2,263	2,306
Net income applicable to common shareholders per common share:
Net income applicable to common shareholders per common share - Basic	4.72	5.12	6.37	4.87	4.71
Net income applicable to common shareholders per common share - Diluted	4.67	5.05	6.27	4.81	4.68
Cash dividends declared per common share	1.32	1.20	1.12	1.00	0.88
Consolidated Financial Position
Investments (1)	$81,799	$77,758	$81,113	$81,155	$97,278
Total assets	108,610	104,656	108,479	123,460	126,893
Reserves for claims and claims expense, life-contingent contract benefits and contractholder funds (1)	57,749	57,411	57,832	58,547	75,502
Long-term debt	6,347	5,124	5,140	6,141	6,003
Shareholders’ equity	20,573	20,025	22,304	21,480	20,580
Shareholders’ equity per diluted common share	50.77	47.34	48.24	45.31	42.39
Property-Liability Operations
Premiums earned	$31,307	$30,309	$28,929	$27,618	$26,737
Net investment income	1,266	1,237	1,301	1,375	1,326
Net income applicable to common shareholders	1,664	1,690	2,427	2,754	1,968
Operating ratios (2)
Claims and claims expense (“loss”) ratio	71.0	69.4	67.2	64.9	69.1
Expense ratio	25.1	25.5	26.7	27.1	26.4
Combined ratio	96.1	94.9	93.9	92.0	95.5
Allstate Financial Operations
Premiums and contract charges	$2,275	$2,158	$2,157	$2,352	$2,241
Net investment income	1,734	1,884	2,131	2,538	2,647
Net income applicable to common shareholders	391	663	631	95	541
Investments	36,840	36,792	38,809	39,105	56,999
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
Allstate is focused on the following priorities in 2017:

•	better serve our customers;

•	achieve target economic returns on capital;

•	grow customer base;

•	proactively manage investments; and

•	build long-term growth platforms.
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
Summary of Results:

•
Consolidated net income applicable to common shareholders was $1.76 billion in 2016 compared to $2.06 billion in 2015 and $2.75 billion in 2014. The decrease in 2016 compared to 2015 was primarily due to higher Property-Liability insurance claims and claims expense and catastrophe losses, net realized net capital losses in 2016 compared to net realized net capital gains in 2015 and lower net investment income, partially offset by higher Property-Liability insurance premiums. The decrease in 2015 compared to 2014 was primarily due to higher Property-Liability insurance claims and claims expense and lower realized net capital gains and net investment income, partially offset by higher Property-Liability insurance premiums and decreased catastrophe losses and operating costs and expenses. Net income applicable to common shareholders per diluted common share was $4.67, $5.05 and $6.27 in 2016, 2015 and 2014, respectively.

•
Allstate Protection had underwriting income of $1.32 billion in 2016 compared to $1.61 billion in 2015 and $1.89 billion in 2014. The decrease in 2016 compared to 2015 was primarily due to decreases in underwriting income in homeowners resulting from increased catastrophe losses and commercial lines, partially offset by increases in underwriting income in auto resulting from increased insurance premiums. The decrease in 2015 compared to 2014 was primarily due to decreases in underwriting income in auto and commercial lines, partially offset by increases in underwriting income in homeowners and other personal lines and lower catastrophe losses. For a discussion on the components of the increase (decrease) in underwriting income, see the Allstate Protection segment section of the MD&A. The Allstate Protection combined ratio was 95.8, 94.7 and 93.5 in 2016, 2015 and 2014, respectively. Underwriting income is defined in the Property-Liability Operations section of the MD&A.

•
Allstate Financial net income applicable to common shareholders was $391 million in 2016 compared to $663 million in 2015 and $631 million in 2014. The decrease in 2016 primarily relates to net realized capital losses in 2016 compared to net realized capital gains in 2015 and lower net investment income, partially offset by higher premiums and contract charges. The increase in 2015 primarily relates to higher net realized capital gains and lower loss on disposition related to the Lincoln Benefit Life Company (“LBL”) sale, partially offset by lower net investment income and the reduction in business due to the sale of LBL.

2016 HIGHLIGHTS

•
Consolidated net income applicable to common shareholders was $1.76 billion in 2016 compared to $2.06 billion in 2015. Net income applicable to common shareholders per diluted common share was $4.67 in 2016 compared to $5.05 in 2015.

•	Property-Liability net income applicable to common shareholders was $1.66 billion in 2016 compared to $1.69 billion in 2015.

•	The Property-Liability combined ratio was 96.1 in 2016 compared to 94.9 in 2015.

•	Allstate Financial net income applicable to common shareholders was $391 million in 2016 compared to $663 million in 2015.

•	Total revenues were $36.53 billion in 2016 compared to $35.65 billion in 2015.

•	Property-Liability premiums earned totaled $31.31 billion in 2016, an increase of 3.3% from $30.31 billion in 2015.

•
Investments totaled $81.80 billion as of December 31, 2016, increasing from $77.76 billion as of December 31, 2015. Net investment income was $3.04 billion in 2016, a decrease of 3.6% from $3.16 billion in 2015.

•	Net realized capital losses were $90 million in 2016 compared to net realized capital gains of $30 million in 2015.

•
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $50.77 as of December 31, 2016, an increase of 7.2% from $47.34 as of December 31, 2015.

•
For the twelve months ended December 31, 2016, return on the average of beginning and ending period common shareholders’ equity of 9.5% decreased by 1.1 points from 10.6% for the twelve months ended December 31, 2015.

•
As of December 31, 2016, shareholders’ equity was $20.57 billion. This total included $2.43 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

CONSOLIDATED NET INCOME

($ in millions)	2016	2015	2014
Revenues
Property-liability insurance premiums	$31,307	$30,309	$28,929
Life and annuity premiums and contract charges	2,275	2,158	2,157
Net investment income	3,042	3,156	3,459
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(313)	(452)	(242)
OTTI losses reclassified to (from) other comprehensive income	10	36	(3)
Net OTTI losses recognized in earnings	(303)	(416)	(245)
Sales and other realized capital gains and losses	213	446	939
Total realized capital gains and losses	(90)	30	694
Total revenues	36,534	35,653	35,239

Costs and expenses
Property-liability insurance claims and claims expense	(22,221)	(21,034)	(19,428)
Life and annuity contract benefits	(1,857)	(1,803)	(1,765)
Interest credited to contractholder funds	(726)	(761)	(919)
Amortization of deferred policy acquisition costs	(4,550)	(4,364)	(4,135)
Operating costs and expenses	(4,106)	(4,081)	(4,341)
Restructuring and related charges	(30)	(39)	(18)
Loss on extinguishment of debt	—	—	(1)
Interest expense	(295)	(292)	(322)
Total costs and expenses	(33,785)	(32,374)	(30,929)

Gain (loss) on disposition of operations	5	3	(74)
Income tax expense	(877)	(1,111)	(1,386)
Net income	1,877	2,171	2,850

Preferred stock dividends	(116)	(116)	(104)
Net income applicable to common shareholders	$1,761	$2,055	$2,746

Property-Liability	$1,664	$1,690	$2,427
Allstate Financial	391	663	631
Corporate and Other	(294)	(298)	(312)
Net income applicable to common shareholders	$1,761	$2,055	$2,746

IMPACT OF LOW INTEREST RATE ENVIRONMENT
In December 2016, the Federal Open Market Committee (“FOMC”) tightened monetary policy by setting the new target range for the federal funds rate at 1/2 percent to 3/4 percent. The FOMC indicated that monetary policy remains accommodative after the increase, thereby supporting further strengthening in the labor market and a return to 2 percent inflation. The path of the federal funds rate increase will depend on economic conditions and their impact on the economic outlook. We anticipate that interest rates will continue to increase but remain below historic averages and that financial markets may continue to have periods of high volatility and less liquidity.
Deferred annuity contracts and interest-sensitive life insurance policies with fixed and guaranteed crediting rates, or floors that limit crediting rate reductions, are adversely impacted by a prolonged low interest rate environment since we may not be able to reduce crediting rates sufficiently to maintain investment spreads. Financial results of long duration products that do not have stated crediting rate guarantees but for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates, such as structured settlements and term life insurance, may also be adversely impacted. Our investment strategy for structured settlements includes increasing performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance. We stopped selling new fixed annuity products January 1, 2014 and structured settlement annuities March 22, 2013.
The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2016 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum. Other products, including equity-indexed, variable and immediate annuities, and equity-indexed and variable life totaling $5.62 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.10%	3.11%	$5,362
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.85	3.24	401
Resettable after 12 months	1.37	3.25	1,212
Interest-sensitive life insurance	3.99	4.05	7,668
______________________________

(1)	These contracts include interest rate guarantee periods which are typically 5, 6 or 10 years.
Investing activity will continue to decrease our portfolio yield as long as market yields remain below the current portfolio yield. In the Allstate Financial segment, the portfolio yield has been less impacted by reinvestment in the current low interest rate environment than the Property-Liability segment because much of the investment cash flows have been used to fund the managed reduction in spread-based liabilities. The declines in both invested assets and portfolio yield are expected to result in lower net investment income in future periods.
As of December 31, 2016, Allstate Financial has fixed income securities that are not subject to prepayment with an amortized cost of $23.52 billion and $4.21 billion of commercial mortgage loans, of which approximately 5.9% and 7.0%, respectively, are expected to mature in 2017. Additionally, for asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $981 million in 2016. To the extent portfolio cash flows are reinvested into fixed income securities, the average pre-tax investment yield is expected to decline due to lower market yields. We shortened the maturity profile of the fixed income securities in Allstate Financial in 2015 to make the portfolio less sensitive to rising interest rates. Proceeds from the sale of longer duration fixed income securities were initially reinvested in shorter duration fixed income and public equity securities that lowered net investment income and portfolio yields. We expect to increase the portfolio allocation to performance-based investments over time, to better match the long-term nature of our immediate annuity liabilities and improve long-term economic results. We anticipate higher long-term returns on these investments. Since June 30, 2015, the carrying value of performance-based investments and market-based equity securities have increased by $1.37 billion to $4.36 billion.
As of December 31, 2016, Property-Liability has fixed income securities that are not subject to prepayment with an amortized cost of $29.02 billion, of which approximately 10.8% are expected to mature in 2017. Additionally, for ABS, RMBS and CMBS securities that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $213 million in 2016. We have maintained a shorter maturity profile of the fixed income securities in Property-Liability so the portfolio is less sensitive to rising interest rates. This approach to reducing interest rate risk resulted in realized capital gains in 2013, but contributed to lower portfolio yields as sales proceeds were invested at lower market yields.

The portfolio yield will respond more quickly to changes in market interest rates as a result of its shorter maturity profile. The average pre-tax investment yield may decline to the extent reinvestment is at lower market yields.
In order to mitigate the unfavorable impact that the current and changing interest rate environment could have on investment results, we are:

•
Managing our exposure to interest rate risk by maintaining a shorter maturity profile in the Property-Liability and Allstate Financial portfolios which will also result in the yield responding more quickly to changes in market interest rates.

•
Shifting the portfolio mix over time to have less reliance on investments whose returns come primarily from interest payments to performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance.

•	Seeking opportunities to increase portfolio yield by extending duration primarily in the Property-Liability portfolio as market interest rates increase.

•	Investing for the specific needs and characteristics of Allstate’s businesses.
We expect volatility in accumulated other comprehensive income resulting from changes in unrealized net capital gains and losses and unrecognized pension cost.
These topics are discussed in more detail in the respective sections of the MD&A.

PROPERTY-LIABILITY 2016 HIGHLIGHTS

•	Net income applicable to common shareholders was $1.66 billion in 2016 compared to $1.69 billion in 2015.

•	Premiums written totaled $31.60 billion in 2016, an increase of 2.4% from $30.87 billion in 2015.

•	Premiums earned totaled $31.31 billion in 2016, an increase of 3.3% from $30.31 billion in 2015.

•	The loss ratio was 71.0 in 2016 compared to 69.4 in 2015.

•	Catastrophe losses were $2.57 billion in 2016 compared to $1.72 billion in 2015. The effect of catastrophes on the combined ratio was 8.2 in 2016 compared to 5.7 in 2015.

•	Prior year reserve reestimates totaled $17 million favorable in 2016 compared to $81 million unfavorable in 2015.

•	Underwriting income was $1.21 billion in 2016 compared to $1.56 billion in 2015. Underwriting income is defined below.

•
Investments were $42.72 billion as of December 31, 2016, an increase of 11.0% from $38.48 billion as of December 31, 2015, including $1.25 billion in proceeds from the issuance of debt that were used to fund the acquisition of SquareTrade Holding Company, Inc. (“SquareTrade”) on January 3, 2017. Net investment income was $1.27 billion in 2016, an increase of 2.3% from $1.24 billion in 2015.

•	Net realized capital losses were $6 million in 2016 compared to $237 million in 2015.
PROPERTY-LIABILITY OPERATIONS
Overview Our Property-Liability operations consist of two reporting segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection comprises three brands where we accept underwriting risk: Allstate®, Esurance® and Encompass®. Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Discontinued Lines and Coverages includes results from property-liability insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.
Underwriting income is calculated as premiums earned, less claims and claims expense (“losses”), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. Underwriting income is reconciled to net income applicable to common shareholders below.
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

•	Effect of amortization of purchased intangible assets on combined ratio - the percentage of amortization of purchased intangible assets to premiums earned.

•	Effect of restructuring and related charges on combined ratio - the percentage of restructuring and related charges to premiums earned.

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

($ in millions, except ratios)	2016	2015	2014
Premiums written	$31,600	$30,871	$29,614

Revenues
Premiums earned	$31,307	$30,309	$28,929
Net investment income	1,266	1,237	1,301
Realized capital gains and losses	(6)	(237)	549
Total revenues	32,567	31,309	30,779

Costs and expenses
Claims and claims expense	(22,221)	(21,034)	(19,428)
Amortization of DAC	(4,267)	(4,102)	(3,875)
Operating costs and expenses	(3,580)	(3,575)	(3,838)
Restructuring and related charges	(29)	(39)	(16)
Total costs and expenses	(30,097)	(28,750)	(27,157)

Gain on disposition of operations	—	—	16
Income tax expense	(806)	(869)	(1,211)
Net income applicable to common shareholders	$1,664	$1,690	$2,427

Underwriting income	$1,210	$1,559	$1,772
Net investment income	1,266	1,237	1,301
Income tax expense on operations	(812)	(952)	(1,040)
Realized capital gains and losses, after-tax	—	(154)	357
Gain on disposition of operations, after-tax	—	—	37
Net income applicable to common shareholders	$1,664	$1,690	$2,427

Catastrophe losses	$2,572	$1,719	$1,993

GAAP operating ratios
Claims and claims expense ratio	71.0	69.4	67.2
Expense ratio	25.1	25.5	26.7
Combined ratio	96.1	94.9	93.9
Effect of catastrophe losses on combined ratio	8.2	5.7	6.9
Effect of prior year reserve reestimates on combined ratio	(0.1)	0.3	(0.3)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio (1)	—	—	0.1
Effect of amortization of purchased intangible assets on combined ratio	0.1	0.2	0.2
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.1
Effect of Discontinued Lines and Coverages on combined ratio	0.3	0.2	0.4
______________________________

(1)	Prior year reserve reestimates included in catastrophe losses totaled $6 million unfavorable, $15 million favorable and $43 million unfavorable in 2016, 2015 and 2014, respectively.

ALLSTATE PROTECTION SEGMENT
Overview and strategy  The Allstate Protection segment primarily sells private passenger auto, homeowners, and other personal lines insurance products to individuals through agencies and directly through contact centers and the internet. Our strategy is to position our products and distribution systems to meet the changing needs of our customer in managing the risks they face. This includes customers who want local advice and assistance and those who are self-directed. In addition, there are customers who are brand-sensitive and those who are brand-neutral. Our strategy is to serve all four of these consumer segments with unique products and value propositions, while leveraging our claims, pricing and operational capabilities. When we do not offer a product our customers need, we may make available non-proprietary products that meet their needs.
Our products are marketed under the Allstate, Esurance and Encompass brand names. The Allstate brand serves customers who prefer local personalized advice and service and are brand-sensitive. The Esurance brand serves self-directed, brand-sensitive customers, while the Encompass brand serves customers who prefer personal advice and assistance from an independent adviser and are brand-neutral. For those customers who are self-directed and brand-neutral, Answer Financial, a personal lines insurance agency, offers a choice between insurance carriers and comparison quotes for auto and homeowners insurance from approximately 25 insurance companies through its website and over the phone. It receives commissions for this service. We utilize specific customer value propositions for each brand to improve our competitive position and performance. Over time, delivering on these customer value propositions may include investments in resources and require significant changes to our products, service, capabilities and processes.
Our pricing and underwriting strategies and decisions for all of our brands are primarily designed to achieve appropriate returns along with enhancing our competitive position. Our sophisticated pricing methodology allows us to attract and retain customers in multiple risk segments. A combination of underwriting information, pricing and discounts are also used to achieve a more competitive position. Our pricing strategy involves local marketplace pricing and underwriting decisions that are based on these risk evaluation factors and an evaluation of competitors to the extent permissible by applicable law.
Pricing of property products is typically intended to establish risk adjusted returns that we deem acceptable over a long-term period. Losses, including losses from catastrophic events and weather-related losses (such as wind, hail, lightning and freeze losses not meeting our criteria to be declared a catastrophe), are recognized on an occurrence basis within the policy period. Therefore, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations we incorporated into product pricing. We pursue rate increases where indicated, taking into consideration potential customer disruption, the impact on our ability to market our auto and homeowners lines, regulatory limitations, our competitive position and profitability, using a methodology that appropriately addresses the changing costs of losses from catastrophes such as severe weather and the net cost of reinsurance.
We continue to manage our property catastrophe exposure with the goal of providing shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings. Our property business includes personal homeowners, commercial property and other property insurance lines. As of December 31, 2016, we have less than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. The use of different assumptions and updates to industry models, and updates to our risk transfer program, could materially change the projected loss. Our growth strategies include areas previously restricted where we believe we can enhance diversification and earn an appropriate return for the risk and as a result our exposure may increase, but in aggregate remain lower than $2 billion as noted above. In addition, we have exposure to severe weather events which impact catastrophe losses.
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

•
We will continue to take actions to improve auto profitability by increasing prices, evaluating underwriting standards, managing expenses, and managing loss cost through focus on claims process excellence.

•	We will pursue growth in homeowners policies that do not significantly increase catastrophe exposure.

•
We expect that volatility in the level of catastrophes we experience will contribute to variation in our underwriting results; however, this volatility will be mitigated due to our catastrophe management actions, including the purchase of reinsurance.

•	We will continue the implementation of our trusted advisor strategy, enabling Allstate agencies to more fully deliver on the Allstate brand customer value proposition.

•	We will continue to modernize our operating model, including enhancing our digital capabilities, to efficiently deliver our customer value propositions.

•	We will invest in building long-term growth platforms.
Underwriting results are shown in the following table.

($ in millions)	2016	2015	2014
Premiums written	$31,597	$30,871	$29,613
Premiums earned	$31,307	$30,309	$28,928
Claims and claims expense	(22,116)	(20,981)	(19,315)
Amortization of DAC	(4,267)	(4,102)	(3,875)
Other costs and expenses	(3,578)	(3,573)	(3,835)
Restructuring and related charges	(29)	(39)	(16)
Underwriting income	$1,317	$1,614	$1,887
Catastrophe losses	$2,572	$1,719	$1,993

Underwriting income (loss) by line of business
Auto	$172	$23	$604
Homeowners	1,075	1,431	1,097
Other personal lines	160	175	150
Commercial lines	(110)	(40)	9
Other business lines	27	33	40
Answer Financial	(7)	(8)	(13)
Underwriting income	$1,317	$1,614	$1,887
The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss) by line of business. The 2016 column presents changes in 2016 compared to 2015. The 2015 column presents changes in 2015 compared to 2014.

($ in millions)	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (1)
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Underwriting income (loss) - prior year	$23	$604	$1,431	$1,097	$175	$150	$(40)	$9	$1,614	$1,887
Changes in underwriting income (loss) from:
Premiums earned	854	1,066	121	232	8	30	(4)	34	998	1,381
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(499)	(1,491)	14	(62)	26	(42)	(6)	(65)	(453)	(1,658)
Catastrophe losses, excluding reserve reestimates	(321)	80	(443)	128	(58)	2	(9)	6	(832)	216

Non-catastrophes reserve reestimates	193	(265)	13	(13)	27	18	(60)	(19)	171	(282)
Catastrophes reserve reestimates	(8)	(3)	(13)	66	—	(2)	—	(3)	(21)	58
Total reserve reestimates	185	(268)	—	53	27	16	(60)	(22)	150	(224)
Losses subtotal - (loss) income	(635)	(1,679)	(429)	119	(5)	(24)	(75)	(81)	(1,135)	(1,666)

Expenses	(70)	32	(48)	(17)	(18)	19	9	(2)	(160)	12
Underwriting income (loss)	$172	$23	$1,075	$1,431	$160	$175	$(110)	$(40)	$1,317	$1,614
______________________________
(1) Includes other business lines underwriting income of $27 million and $33 million in 2016 and 2015, respectively, and Answer Financial underwriting loss of $7 million and $8 million in 2016 and 2015, respectively.
Underwriting income totaled $1.32 billion in 2016, an 18.4% decrease from $1.61 billion in 2015, primarily due to higher catastrophe losses and rising loss costs, partially offset by increased premiums earned. Underwriting income totaled $1.61 billion in 2015, a 14.5% decrease from $1.89 billion in 2014, primarily due to rising loss costs, partially offset by increased premiums earned.
Investment results are not included in the underwriting income analysis above. The Company does not allocate Property-Liability investment income, realized capital gains and losses, or assets to the Allstate Protection and Discontinued Lines and Coverages segments. Management reviews assets at the Property-Liability level for decision-making purposes. For a more detailed discussion on investment results, see the Property-Liability Investment Results section of the MD&A and Note 19 of the consolidated financial statements. Additional analysis related to premiums written and the combined ratios, including loss and expense ratios are included below and in the brand sections.
Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position.
A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	2016	2015	2014
Premiums written
Allstate Protection	$31,597	$30,871	$29,613
Discontinued Lines and Coverages (1)	3	—	1
Property-Liability premiums written	31,600	30,871	29,614
Increase in unearned premiums	(381)	(549)	(723)
Other	88	(13)	38
Property-Liability premiums earned	$31,307	$30,309	$28,929
Premiums earned
Allstate Protection	$31,307	$30,309	$28,928
Discontinued Lines and Coverages	—	—	1
Property-Liability	$31,307	$30,309	$28,929
______________________________

(1)	Primarily represents retrospective reinsurance premium recognized when billed.
Premiums written and earned by line of business are shown in the following table.

($ in millions)	2016	2015	2014
Premiums written
Auto	$21,425	$20,662	$19,668
Homeowners	7,240	7,238	7,051
Other personal lines (1)	1,724	1,699	1,683
Subtotal – Personal lines	30,389	29,599	28,402
Commercial lines	499	516	494
Other business lines (2)	709	756	717
Total	$31,597	$30,871	$29,613
Premiums earned
Auto	$21,264	$20,410	$19,344
Homeowners	7,257	7,136	6,904
Other personal lines (1)	1,700	1,692	1,662
Subtotal – Personal lines	30,221	29,238	27,910
Commercial lines	506	510	476
Other business lines (2)	580	561	542
Total	$31,307	$30,309	$28,928
______________________________

(1)	Other personal lines include renter, condominium, landlord and other personal lines products.

(2)	Other business lines primarily include Allstate Roadside Services and Allstate Dealer Services.
Auto premiums written totaled $21.43 billion in 2016, a 3.7% increase from $20.66 billion in 2015, following a 5.1% increase in 2015 from $19.67 billion in 2014.
Homeowners premiums written totaled $7.24 billion in 2016, which was comparable to 2015, following a 2.7% increase in 2015 from $7.05 billion in 2014. Excluding the cost of catastrophe reinsurance, which is recorded as a reduction to premiums, premiums written decreased 0.4% in 2016 compared to 2015. For a more detailed discussion on reinsurance, see the Property-Liability Claims and Claims Expense Reserves section of the MD&A and Note 10 of the consolidated financial statements.

The following table shows the unearned premium balance as of December 31 and the time frame in which we expect to recognize these premiums as earned.

($ in millions)			% earned after
	2016	2015	Three months	Six months	Nine months	Twelve months
Allstate brand:
Auto	$5,134	$4,947	71.2%	96.6%	99.2%	100.0%
Homeowners	3,682	3,685	43.4%	75.6%	94.2%	100.0%
Other personal lines	868	837	43.3%	75.3%	94.1%	100.0%
Commercial lines	253	259	44.3%	75.5%	94.0%	100.0%
Other business lines	966	837	16.1%	30.0%	42.0%	52.2%
Total unearned premium	10,903	10,565	54.3%	81.6%	92.0%	95.8%
Esurance brand:
Auto	399	385	74.2%	98.8%	99.7%	100.0%
Homeowners	31	17	43.5%	75.6%	94.2%	100.0%
Other personal lines	2	2	43.3%	75.3%	94.1%	100.0%
Total Esurance brand	432	404	71.9%	97.1%	99.3%	100.0%
Encompass brand:
Auto	298	329	44.3%	75.9%	94.2%	100.0%
Homeowners	241	267	44.4%	76.3%	94.4%	100.0%
Other personal lines	50	54	44.2%	75.9%	94.3%	100.0%
Total Encompass brand	589	650	44.3%	76.1%	94.3%	100.0%
Allstate Protection unearned premiums	$11,924	$11,619	54.5%	81.9%	92.4%	96.2%
Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)			Expense ratio (1)			Combined ratio
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Auto	74.7	74.7	70.1	24.5	25.2	26.8	99.2	99.9	96.9
Homeowners	61.3	56.3	59.9	23.9	23.6	24.2	85.2	79.9	84.1
Other Personal lines	62.9	62.9	62.6	27.7	26.8	28.4	90.6	89.7	91.0
Commercial lines	93.9	78.4	67.0	27.8	29.4	31.1	121.7	107.8	98.1
Other business lines	43.8	46.9	48.3	51.5	47.2	44.3	95.3	94.1	92.6
Total	70.6	69.2	66.8	25.2	25.5	26.7	95.8	94.7	93.5
______________________________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Loss ratios by line of business are analyzed in the following table and discussed in detail in the brand sections below.

	Loss ratio			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of catastrophe losses included in prior year reserve reestimates on combined ratio
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Auto	74.7	74.7	70.1	2.7	1.2	1.7	(0.7)	0.1	(1.2)	—	(0.1)	(0.1)
Homeowners	61.3	56.3	59.9	24.4	18.4	21.8	(0.3)	(0.4)	0.4	0.2	—	0.9
Other Personal lines	62.9	62.9	62.6	11.3	7.9	8.1	(0.5)	1.1	2.0	(0.1)	(0.1)	(0.3)
Commercial lines	93.9	78.4	67.0	6.9	5.1	6.1	12.2	0.4	(4.2)	1.0	1.0	0.4
Other business lines	43.8	46.9	48.3	0.2	—	—	0.7	0.4	(0.2)	—	—	—
Total	70.6	69.2	66.8	8.2	5.7	6.9	(0.4)	0.1	(0.7)	—	—	0.1
Catastrophe losses were $2.57 billion in 2016 compared to $1.72 billion in 2015 and $1.99 billion in 2014.
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

Catastrophe losses in 2016 by the size of event are shown in the following table.

($ in millions)
	Number of Events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	2	2.3%	$629	24.5%	2.0	$315
$101 million to $250 million	2	2.3	330	12.8	1.1	165
$50 million to $100 million	8	9.3	591	23.0	1.9	74
Less than $50 million	74	86.1	1,016	39.5	3.2	14
Total	86	100.0%	2,566	99.8	8.2	30
Prior year reserve reestimates			6	0.2	—
Total catastrophe losses			$2,572	100.0%	8.2
Catastrophe losses by the type of event are shown in the following table.

($ in millions)	2016		2015		2014
	Number of events		Number of events		Number of events
Hurricanes/Tropical storms	2	$156	1	$21	1	$2
Tornadoes	2	7	2	152	2	99
Wind/Hail	72	2,256	72	1,274	70	1,429
Wildfires	8	92	6	51	5	19
Other events	2	55	4	236	7	401
Prior year reserve reestimates		6		(15)		43
Total catastrophe losses	86	$2,572	85	$1,719	85	$1,993
Expense ratio for Allstate Protection decreased 0.3 points in 2016 compared to 2015. The expense ratios by line of business are shown in the following table.

	2016	2015	2014
Auto	24.5	25.2	26.8
Homeowners	23.9	23.6	24.2
Other personal lines	27.7	26.8	28.4
Commercial lines	27.8	29.4	31.1
Other business lines	51.5	47.2	44.3
Total expense ratio	25.2	25.5	26.7
The impact of specific costs and expenses on the expense ratio are shown in the following table.

	2016	2015	2014
Amortization of DAC	13.6	13.6	13.4
Advertising expense	2.5	2.5	3.2
Amortization of purchased intangible assets	0.1	0.2	0.2
Other costs and expenses	8.9	9.1	9.8
Restructuring and related charges	0.1	0.1	0.1
Total expense ratio	25.2	25.5	26.7
DAC    We establish a DAC asset for costs that are related directly to the successful acquisition of new or renewal insurance policies, principally agents’ remuneration and premium taxes. For the Allstate Protection business, DAC is amortized to income over the period in which premiums are earned.
The DAC balance as of December 31 by product type are shown in the following table.

($ in millions)	2016	2015
Auto	$738	$713
Homeowners	540	546
Other personal lines	122	118
Commercial lines	32	33
Other business lines	756	619
Total DAC	$2,188	$2,029

Income tax expense in first quarter 2015 included $28 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects.
Catastrophe management
Historical catastrophe experience    For the last ten years, the average annual impact of catastrophes on our Property-Liability loss ratio was 8.2 points, but has varied from 4.5 points to 14.7 points. The average annual impact of catastrophes on the homeowners loss ratio for the last ten years was 32.3 points. Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes. Limitations include our participation in various state facilities, such as the California Earthquake Authority (“CEA”), which provides insurance for California earthquake losses; the Florida Hurricane Catastrophe Fund, which provides reimbursements to participating insurers for certain qualifying Florida hurricane losses; and other state facilities, such as wind pools. However, the impact of these actions may be diminished by the growth in insured values, and the effect of state insurance laws and regulations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.
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

•
North Light Specialty Insurance Company (“North Light”), our surplus lines company that operates under different regulatory rules, began writing homeowners in California in February 2013 and continued operations in 43 states.  Any earthquake coverage provided under homeowners writings (other than fire following earthquakes) in California is currently ceded via quota share reinsurance.

•	In certain states, we have been ceding wind exposure related to insured property located in wind pool eligible areas.

•
In 2016, we began to write a limited number of homeowners policies in select areas of California. Meanwhile, we will continue to renew current policyholders and allow replacement policies for existing customers who buy a new home, or change their residence to rental property. For landlord package policies we allow replacement policies on an exception basis, and offer a small number of new landlord package policies in order to accommodate current personal umbrella policy customers.

•
Since 2011, homeowners business in Florida has been focused on existing customers who replace their currently-insured home with an acceptable property. Encompass withdrew from property lines in Florida in 2009.

•	Tropical cyclone deductibles are generally higher than all peril deductibles and are in place for a large portion of coastal insured properties.

•
We have additional catastrophe exposure, beyond the property lines, for auto customers who have purchased physical damage coverage. Auto physical damage coverage generally includes coverage for flood-related loss. We manage this additional exposure through inclusion of auto losses in our nationwide reinsurance program, including Florida personal lines automobile business, as of June 1, 2016. New Jersey is excluded from the nationwide reinsurance program as auto losses are included in our New Jersey reinsurance program.

•
Designed a homeowners new business offering, Allstate House and Home®, that provides options of coverage for roof damage, including graduated coverage and pricing based on roof type and age. Allstate House and Home is currently available in 40 states. The House and Home product is available in 76% of the states where our catastrophe losses occurred in 2016.

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
We retain approximately 28,000 PIF with earthquake coverage, primarily in Kentucky, due to regulatory and other reasons. We continue to have exposure to earthquake risk on certain policies that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate policyholders in the state of California are offered coverage through the CEA, a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 14 of the consolidated financial statements. While North Light writes property policies in California, which can include earthquake coverage, this coverage is 100% ceded via quota share reinsurance.
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
The following table presents underwriting income (loss), premiums written and PIF by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection for the year ended December 31, 2016. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios are discussed in the brand sections below.

($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Underwriting income (loss)		Percent to total		Percent to total		Percent to total			Percent to total
Auto	$266	18.4%	$(65)	52.4%	$(29)	—%	$172		13.1%
Homeowners	1,098	75.9	(59)	47.6	36	—	1,075		81.6
Other personal lines	166	11.5	—	—	(6)	—	160		12.1
Commercial lines	(110)	(7.6)	—	—	—	—	(110)		(8.4)
Other business lines	27	1.8	—	—	—	—	27		2.1
Answer Financial	—	—	—	—	—	—	(7)		(0.5)
Total	$1,447	100.0%	$(124)	100.0%	$1	—%	$1,317		100.0%

Premiums written
Auto	$19,209	66.8%	$1,625	96.2%	$591	51.9%	$21,425		67.8%
Homeowners	6,730	23.4	56	3.3	454	39.8	7,240		22.9
Other personal lines	1,621	5.6	8	0.5	95	8.3	1,724		5.5
Commercial lines	499	1.7	—	—	—	—	499		1.6
Other business lines	709	2.5	—	—	—	—	709		2.2
Total	$28,768	100.0%	$1,689	100.0%	$1,140	100.0%	$31,597		100.0%

Percent to total Allstate Protection		91.1%		5.3%		3.6%			100.0%

PIF (thousands)
Auto	19,742	63.5%	1,391	93.0%	622	61.3%	21,755		64.7%
Homeowners	6,099	19.6	58	3.9	295	29.1	6,452		19.2
Other personal lines	4,214	13.5	47	3.1	98	9.6	4,359		13.0
Commercial lines	285	0.9	—	—	—	—	285		0.8
Other business lines	768	2.5	—	—	—	—	768		2.3
Total	31,108	100.0%	1,496	100.0%	1,015	100.0%	33,619	(1)	100.0%

Percent to total Allstate Protection		92.5%		4.5%		3.0%			100.0%
______________________________

(1)
Allstate Protection PIF excludes 21 thousand of PIF related to North Light, our excess and surplus line. Including North Light, total Allstate Protection PIF was 33,640 thousand as of December 31, 2016.

When analyzing premium measures and statistics for all three brands the following calculations are used as described below.

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

Allstate brand
Strategy In 2016, we continued to focus on a multi-year effort to position agents, licensed sales professionals and exclusive financial specialists to serve customers as trusted advisors. Our strategy centers around customers who prefer local personal advice and service and are brand-sensitive. Being a trusted advisor means that our agencies have a local presence that instills confidence; know their customers and understand the unique needs of their households; help them assess the potential risks they face; provide local expertise and personalized guidance on how to protect what matters most to them by offering customized solutions; and support them when they have changes in their lives and during their times of need. To ensure agencies have the resources, capacity, and support needed to serve customers at this level, we are deploying technology, processes, education and support focused on relationship initiation and insurance and retirement expertise. This includes continuing efforts to enhance agency capabilities with customer-centric technology while simplifying and automating service processes to enable agencies to focus more time in an advisory role.
Our customer-focused strategy aligns targeted marketing, product innovation, distribution effectiveness, and pricing toward acquiring and retaining an increased share of our target customers. Our target customers are those who want to purchase multiple products from one insurance provider including auto, homeowners and financial products, and who potentially present more favorable prospects for profitability over the course of their relationships with us. The Allstate brand differentiates itself from competitors by offering a comprehensive range of innovative product options and features through a network of agencies that provide local advice and service, including a partnership with exclusive financial specialists to deliver life and retirement solutions.
We utilize marketing delivered to target customers to promote our strategic priorities, with messaging that communicates the value of our “Good Hands®”, the importance of having proper coverage by highlighting our comprehensive product and coverage options, and the ease of doing business with Allstate and Allstate agencies.
We offer Allstate Your Choice Auto® with product features and options such as Accident Forgiveness, Deductible Rewards®, Safe Driving Bonus® and New Car Replacement. The Allstate House and Home product includes features such as Claim RateGuard®, Claim-Free Bonus, flexibility in options and coverages, including graduated roof coverage and pricing based on roof type and age for damage related to wind and hail events. In addition, we offer a Claim Satisfaction GuaranteeSM that promises a return of premium to Allstate brand auto insurance customers dissatisfied with their claims experience. Our Drivewise® program, available in 49 states and the District of Columbia as of December 31, 2016, uses a mobile application or an in-car device to capture driving behaviors and reward customers for driving safely. The Drivewise mobile application also provides customers with information and tools to encourage safer driving and incentivize through driving challenges. In 2015, Drivewise began offering Allstate Rewards®, a program that provides reward points for safe driving. Milewise®, Allstate’s usage based insurance product, was launched in 2016 and is currently available to customers as a limited market test.  Milewise gives customers flexibility to customize their insurance and pay based on the number of miles they drive. We will continue to focus on developing and introducing products and services that benefit today’s customers and further differentiate Allstate and enhance the customer experience. In 2016, we launched Arity, a non-insurance technology company that leverages software, data and analytics and our telematics-based insurance programs to help better manage risk. Currently Allstate brand, Esurance, and Answer Financial use Arity’s services internally. Arity is planning to market to non-affiliates in 2017.
We plan to deepen customer relationships through value-added customer interactions and expanding our presence in households with multiple products by providing financial protection for customer needs, including life insurance products. In certain areas with higher risk of catastrophes or where customers do not meet our standard underwriting profile, we offer a homeowners product from North Light. When an Allstate product is not available, we may make available non-proprietary products for customers through brokering arrangements. Allstate agencies sell non-proprietary property insurance products, primarily related to property business in hurricane exposed areas and commercial insurance. Allstate agencies and exclusive financial specialists also sell non-proprietary retirement and investment products, including mutual funds, fixed and variable annuities, disability insurance and long-term care insurance. These non-proprietary products are offered to our customers who prefer to use a single agent for all of their insurance needs.
We are implementing an organizationally driven approach, using the continuous improvement management process. This process helps deliver holistic, sustainable change in process efficiency, effectiveness, performance management, and organizational alignment. The approach enables our employees to engage more effectively and directly in problem solving and ultimately helping to improve the customer experience, agency owner experience and business outcomes. As part of continuous improvement, our claims organization is focused on three key strategic efforts: improving our core operations, strengthening the foundation and building the future. Improving our core operations is focused on enhanced loss cost management, expense control and customer experience. Strengthening the foundation will advance our capabilities in knowledge management, quality assurance and data and analytics. Building our future is focused on leveraging emerging technologies and predictive analytics to simplify the customer experience and expedite the claims process. This strategy aligns the claims organization along coverages to achieve operational efficiencies and to facilitate comparable claims processes throughout the nation.
We continue to enhance our technology to improve customer service, facilitate the introduction of new products and services, improve the handling of claims and reduce infrastructure costs related to supporting our agency force. These actions and others are designed to optimize the effectiveness of our distribution and service channels by increasing the productivity of the Allstate brand’s exclusive agencies and exclusive financial specialists.
Other personal lines sold under the Allstate brand include renter, condominium, landlord, boat, umbrella and manufactured home insurance policies. Commercial lines primarily include auto insurance products for small business owners.
Other business lines include Allstate Roadside Services, Allstate Dealer Services and Ivantage. Allstate Roadside Services is a leading provider of roadside assistance in North America with approximately 750 thousand retail customers and wholesale partners that incorporated our service offerings into approximately one quarter of the new vehicles sold in the United States in 2016. Customers are served through a combination of proprietary and third party services, Allstate-branded plans, and pay-per-use plans. In 2016, Allstate Roadside Services handled approximately three million roadside rescues through thousands of service providers. Our strategy for Allstate Roadside Services remains focused on delivering a superior customer experience, expanding capabilities, digitizing the business and offering new services while at the same time, lowering costs in the customer assistance centers and optimizing the rescue network at the local level to improve profitability.
Allstate Dealer Services leverages the Allstate brand to deliver finance and insurance products and services. These products and services are distributed countrywide by independent agencies and brokers through auto dealerships in the U.S. to customers in conjunction with the purchase of a new or used vehicle.  The products primarily include vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel protection, and paintless dent repair protection. Where required by state regulations, Allstate Dealer Services issues contractual liability insurance policies or guaranteed asset protection reimbursement insurance policies to cover the liabilities of these products.  The products offered through Allstate Dealer Services fall under the regulation of departments of insurance in many states with requirements for filing of forms and rates varying by product and by state. Our strategy for Allstate Dealer Services focuses on continuing to leverage strategic relationships with auto dealerships while improving both operational efficiency and profitability.
Ivantage is a general agency for Allstate exclusive agencies. Our strategy for Ivantage is focused on providing agencies a solution for their customers when coverage through Allstate brand underwritten products is not available.  The agent access to this coverage is technology driven with a focus on enhancing the agency ease of doing business while meeting customer needs.

Underwriting results are shown in the following table.

($ in millions)	2016	2015	2014
Premiums written	$28,768	$28,014	$26,820
Premiums earned	$28,445	$27,452	$26,218
Claims and claims expense	(20,003)	(18,856)	(17,244)
Amortization of DAC	(4,005)	(3,827)	(3,601)
Other costs and expenses	(2,962)	(2,919)	(3,125)
Restructuring and related charges	(28)	(38)	(13)
Underwriting income	$1,447	$1,812	$2,235
Catastrophe losses	$2,425	$1,594	$1,809

Underwriting income (loss) by line of business
Auto	$266	$204	$906
Homeowners	1,098	1,418	1,120
Other personal lines	166	197	160
Commercial lines	(110)	(40)	9
Other business lines	27	33	40
Underwriting income	$1,447	$1,812	$2,235
The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income. The 2016 column presents changes in 2016 compared to 2015. The 2015 column presents changes in 2015 compared to 2014.

($ in millions)	2016	2015
Underwriting income - prior year	$1,812	$2,235
Changes in underwriting income from:
Premiums earned	993	1,234
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(480)	(1,563)
Catastrophe losses, excluding reserve reestimates	(811)	160

Non-catastrophes reserve reestimates	164	(264)
Catastrophes reserve reestimates	(20)	55
Total reserve reestimates	144	(209)
Losses subtotal - loss	(1,147)	(1,612)
Expenses	(211)	(45)
Underwriting income	$1,447	$1,812
Underwriting income totaled $1.45 billion in 2016, a 20.1% decrease from $1.81 billion in 2015, primarily due to lower homeowners underwriting income resulting from higher catastrophe losses and higher commercial lines underwriting losses due to rising loss costs, partially offset by increased auto underwriting income as a result of rate actions. Underwriting income totaled $1.81 billion in 2015, an 18.9% decrease from $2.24 billion in 2014, primarily due to lower auto underwriting income resulting from rising loss costs, partially offset by increased homeowners underwriting income as a result of growth actions.
Our underwriting results were impacted by our profit improvement actions. We regularly monitor profitability trends and take appropriate pricing actions, underwriting actions, claims process improvements and targeted expense spending reductions to achieve adequate returns.
Given auto loss trends emerging in 2015 and continuing into 2016, we responded with a multi-faceted approach to improve profitability, which has impacted our growth and retention.

•
We increased and accelerated rate filings broadly across the country. Approximately 28% of the Allstate brand rate increases approved in 2016 were earned in 2016, with the remainder expected to be earned in 2017 and 2018. We continue to aggressively pursue rate increases to respond to higher loss trends, subject to regulatory processes and review.

•
We made underwriting guideline adjustments in state specific locations and customer segments experiencing less than acceptable returns which reduced the number of new issued applications and slowed growth. Underwriting guideline adjustments vary by state and include restrictions on business with no prior insurance as well as business with prior accidents and violations. Changes in down payment requirements and coverage plan adjustments have also been implemented. These changes are intended to increase underwriting margin and are continually monitored. In 2016, as targeted underwriting results in these segments were achieved, the guidelines were modified appropriately.

For homeowners, we continue to be disciplined in how we manage margins through underwriting guidelines, risk management policies, property inspections and implement rate and other actions to maintain or improve returns where required. Our growth actions planned include continuing to implement our House & Home product, leveraging agency sales practices focused on multi-line households, increasing availability in coastal markets, improving penetration in underserved markets in the middle of the country and targeted advertising campaigns.
Premiums written and earned by line of business are shown in the following table.

($ in millions)	2016	2015	2014
Premiums written
Auto	$19,209	$18,445	$17,504
Homeowners	6,730	6,711	6,536
Other personal lines (1)	1,621	1,586	1,569
Subtotal – Personal lines	27,560	26,742	25,609
Commercial lines	499	516	494
Other business lines (2)	709	756	717
Total	$28,768	$28,014	$26,820
Premiums earned
Auto	$19,031	$18,191	$17,234
Homeowners	6,736	6,613	6,415
Other personal lines (1)	1,592	1,577	1,551
Subtotal – Personal lines	27,359	26,381	25,200
Commercial lines	506	510	476
Other business lines (2)	580	561	542
Total	$28,445	$27,452	$26,218
______________________________

(1)	Other personal lines include renter, condominium, landlord and other personal lines products.

(2)	Other business lines primarily include Allstate Roadside Services and Allstate Dealer Services.
Auto premium measures and statistics that are used to analyze the business are shown in the following table.

	2016	2015	2014
PIF (thousands)	19,742	20,326	19,916
New issued applications (thousands)	2,312	2,962	3,033
Average premium	$523	$492	$479
Renewal ratio (%)	87.8	88.6	88.9
Approved rate changes (1):
# of locations (2)	53	50	46
Total brand (%) (3)	7.2	5.3	2.3
Location specific (%) (4)(5)	8.1	7.6	3.2
______________________________

(1)
Rate changes that are indicated based on loss trend analysis to achieve a targeted return will continue to be pursued. Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in a location. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a location. Allstate brand auto rate changes were cumulatively $2.28 billion or 12.5% in 2016 and 2015.

(2)	Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces.

(3)	Represents the impact in the states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.

(4)
Represents the impact in the states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.

(5)	Based on historical premiums written in the locations noted above, rate changes approved for auto totaled $1.33 billion, $942 million and $399 million in 2016, 2015 and 2014, respectively.
Auto premiums written totaled $19.21 billion in 2016, a 4.1% increase from $18.45 billion in 2015. Factors impacting premiums written were the following:

•
2.9% or 584 thousand decrease in PIF as of December 31, 2016 compared to December 31, 2015. Allstate brand auto PIF increased in 9 states, including 1 out of our largest 10 states, as of December 31, 2016 compared to December 31, 2015.

•
21.9% decrease in new issued applications in 2016 compared to 2015. All of our largest 10 states experienced decreases in new issued applications in 2016 compared to 2015. New issued applications were relatively consistent throughout the year.

•
6.3% increase in average premium in 2016 compared to 2015, primarily due to rate increases. These amounts do not assume customer choices such as non-renewal or changes in policy terms which might reduce future premiums. Approximately 61% of the change in rates approved for auto in 2016 are driven by the increases approved in our 10 largest states.

•	0.8 point decrease in the renewal ratio in 2016 compared to 2015. Of our largest 10 states, 9 experienced decreases in the renewal ratio in 2016 compared to 2015.
Auto premiums written totaled $18.45 billion in 2015, a 5.4% increase from $17.50 billion in 2014. Factors impacting premiums written were the following:

•
2.1% or 410 thousand increase in PIF as of December 31, 2015 compared to December 31, 2014. Allstate brand auto PIF increased in 39 states, including 8 out of our largest 10 states, as of December 31, 2015 compared to December 31, 2014.

•
2.3% decrease in new issued applications to 2,962 thousand in 2015 from 3,033 thousand in 2014. A change was implemented in 2015 allowing a greater number of autos on a single policy, which reduced the new issued application growth rate by 3.2 points. Without this change, new issued applications would have increased 0.9% in 2015 from 2014.

•
2.7% increase in average premium in 2015 compared to 2014, primarily due to rate increases. Based on historical premiums written, rate changes approved for auto totaled $942 million in 2015 compared to $399 million in 2014. These amounts do not assume customer choices such as non-renewal or changes in policy terms which might reduce future premiums. Fluctuation in the Canadian exchange rate reduced premiums written and average premium growth rates in 2015 by 0.7 points.

•	0.3 point decrease in the renewal ratio in 2015 compared to 2014.
Homeowners premium measures and statistics that are used to analyze the business are shown in the following table.

	2016		2015	2014
PIF (thousands)	6,099		6,174	6,106
New issued applications (thousands)	712		781	725
Average premium	$1,177		$1,155	$1,140
Renewal ratio (%)	87.8		88.5	88.4
Approved rate changes (1):
# of locations (2)	40		36	37
Total brand (%)	1.1	(4)	2.8	1.7
Location specific (%) (3)	2.2	(4)	5.0	4.7
______________________________

(1)	Includes rate changes approved based on our net cost of reinsurance. Allstate brand homeowner rate changes were cumulatively $265 million or 3.9% in 2016 and 2015.

(2)	Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces.

(3)	Based on historical premiums written in the locations noted above, rate changes approved for homeowners totaled $75 million, $190 million and $124 million in 2016, 2015 and 2014, respectively.

(4)
Includes the impact of a rate decrease in California in first quarter 2016. Excluding California, Allstate brand homeowners total brand and location specific rate changes were 2.1% and 5.1% in 2016, respectively.

Homeowners premiums written totaled $6.73 billion in 2016, a 0.3% increase from $6.71 billion in 2015. Factors impacting premiums written were the following:

•
1.2% or 75 thousand decrease in PIF as of December 31, 2016 compared to December 31, 2015. Allstate brand homeowners PIF increased in 17 states, including 3 out of our largest 10 states, as of December 31, 2016 compared to December 31, 2015.

•
8.8% decrease in new issued applications in 2016 compared to 2015. Of our largest 10 states, 8 experienced decreases in new issued applications in 2016 compared to 2015. New issued applications were relatively consistent throughout the year.

•	1.9% increase in average premium in 2016 compared to 2015 primarily due to rate changes and increasing insured home valuations due to inflationary costs.

•	0.7 point decrease in the renewal ratio in 2016 compared to 2015. Of our largest 10 states, 9 experienced decreases in the renewal ratio in 2016 compared to 2015.

•	$35 million decrease in the cost of our catastrophe reinsurance program to $335 million in 2016 from $370 million in 2015. Catastrophe reinsurance premiums are a reduction of premium.
Premiums written for Allstate’s House and Home product, our redesigned homeowners new business offering currently available in 80% of total states, totaled $1.89 billion in 2016 compared to $1.46 billion in 2015.

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
Other personal lines premiums written totaled $1.62 billion in 2016, a 2.2% increase from $1.59 billion in 2015, following a 1.1% increase in 2015 from $1.57 billion in 2014. The increase in 2016 was primarily due to increased average premium for condominium insurance, partially offset by a decreased volume of landlords insurance. The increase in 2015 primarily relates to renters insurance.
Commercial lines premiums written totaled $499 million in 2016, a 3.3% decrease from $516 million in 2015, following a 4.5% increase in 2015 from $494 million in 2014. The decrease in 2016 was driven by decreased new business and lower renewals due to profit improvement actions. The increase in 2015 was driven by higher renewals and increased average premiums.
Other business lines premiums written totaled $709 million in 2016, a 6.2% decrease from $756 million in 2015, following a 5.4% increase in 2015 from $717 million in 2014. The decrease in 2016 was driven by lower wholesale rescue volume primarily due to partner exits and lower retail memberships in force in Allstate Roadside Services and a decrease in guaranteed asset protection contracts due to rate increases in Allstate Dealer Services. The increase in 2015 was primarily due to increased sales of vehicle service contracts, guaranteed asset protection contracts, and other products at Allstate Dealer Services, partially offset by a decline in Allstate Roadside Services premiums.
Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)			Expense ratio (1)			Combined ratio
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Auto	74.5	74.5	69.2	24.1	24.4	25.5	98.6	98.9	94.7
Homeowners	61.0	55.6	58.7	22.7	23.0	23.8	83.7	78.6	82.5
Other personal lines	62.0	60.9	61.7	27.6	26.6	28.0	89.6	87.5	89.7
Commercial lines	93.9	78.4	67.0	27.8	29.4	31.1	121.7	107.8	98.1
Other business lines	43.8	46.9	48.3	51.5	47.2	44.3	95.3	94.1	92.6
Total	70.3	68.7	65.8	24.6	24.7	25.7	94.9	93.4	91.5
______________________________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Loss ratios by line of business are analyzed in the following table.

	Loss ratio			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of catastrophe losses included in prior year reserve reestimates on combined ratio
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Auto	74.5	74.5	69.2	2.8	1.3	1.6	(0.7)	0.2	(1.2)	(0.1)	(0.1)	(0.1)
Homeowners	61.0	55.6	58.7	24.6	18.3	21.4	(0.3)	(0.3)	0.4	0.1	(0.1)	1.0
Other personal lines	62.0	60.9	61.7	11.8	8.1	8.2	(0.9)	0.5	2.1	(0.2)	(0.1)	(0.2)
Commercial lines	93.9	78.4	67.0	6.9	5.1	6.1	12.2	0.4	(4.2)	1.0	1.0	0.4
Other business lines	43.8	46.9	48.3	0.2	—	—	0.7	0.4	(0.2)	—	—	—
Total	70.3	68.7	65.8	8.5	5.8	6.9	(0.4)	0.1	(0.7)	—	(0.1)	0.1
Auto loss ratio in 2016 was comparable to 2015, primarily due to increased catastrophe losses and rising loss costs, offset by increased premiums earned and favorable prior year reserve reestimates. Auto loss ratio for the Allstate brand increased 5.3 points in 2015 compared to 2014, primarily due to higher claim frequency and severity and unfavorable reserve reestimates, partially offset by increased premiums earned and decreased catastrophe losses.
Frequency and severity statistics, which are influenced by driving patterns, inflation and other factors, are provided to describe the trends in loss costs of the business. Our reserving process incorporates changes in loss patterns, operational statistics and changes in claims reporting processes to determine our best estimate of recorded reserves.
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
Paid claim frequency trends will often differ from gross claim frequency trends due to differences in the timing of when notices are received and when claims are settled. For property damage claims, paid frequency trends reflect little differences as timing between opening and settlement is minimal. For bodily injury, gross frequency trends reflect emerging trends since the difference in timing between opening and settlement is much greater and gross frequency does not experience the same volatility in quarterly fluctuations seen in paid frequency. In evaluating frequency, we typically rely upon paid frequency trends for physical damage coverages such as property damage and gross frequency for casualty coverages such as bodily injury to provide an indicator of emerging trends in overall claim frequency while also providing insights for our analysis of severity.
Paid claim severity is calculated by dividing the sum of paid losses and loss expenses by claims closed with a payment during the period. The percent change in paid claim severity is calculated as the amount of increase or decrease in paid claim severity in the current period compared to the same period in the prior year; divided by the prior year paid claims severity.
Claims is undergoing continuous improvement focusing on effective loss cost management, process efficiency and leveraging emerging technologies to enhance the customer experience to ensure our claim processes result in an easy settlement experience that is fast and fair. While this is occurring, frequency and severity statistics may be impacted by claims organizational and process changes, which started in the second half of 2016 and are anticipated to continue for several years. Changes in claim opening and closing practices, if any, can impact claim frequency and severity comparisons to prior periods.
Bodily injury gross claim frequency increased 0.5% in 2016 compared to 2015. Bodily injury paid claim frequency decreased 7.9% while bodily injury paid claim severity increased 4.7% in 2016 compared to 2015. These changes are related and reflect payment mix and claim closure patterns that were impacted by changes in bodily injury claim processes in the second half of 2016 related to enhanced documentation of injuries and related medical treatments. Paid claim severity was impacted by increases in medical inflationary trends that were offset by improvements in loss cost management.
Property damage paid claim frequency increased 0.3% in 2016 compared to 2015. Approximately 30% of individual states experienced a year over year increase in property damage paid claim frequency in 2016 when compared to 2015. Property damage paid claim severities increased 4.1% in 2016 compared to 2015 due to the impact of higher costs to repair more sophisticated newer model vehicles and increased volume of total losses.
Homeowners loss ratio increased 5.4 points to 61.0 in 2016 from 55.6 in 2015, primarily due to higher catastrophe losses, partially offset by increases in premiums earned. Paid claim frequency excluding catastrophe losses decreased 4.3% in 2016 compared to 2015. Paid claim severity excluding catastrophe losses increased 0.9% in 2016 compared to 2015. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the year. Homeowners loss ratio decreased 3.1 points to 55.6 in 2015 from 58.7 in 2014, primarily due to lower catastrophe losses, decreased claim frequency excluding catastrophe losses and increased premiums earned. Claim frequency excluding catastrophe losses decreased 2.3% in 2015 compared to 2014. Paid claim severity excluding catastrophe losses increased 4.3% in 2015 compared to 2014.
Commercial lines loss ratio increased 15.5 points in 2016 compared to 2015, primarily due to higher unfavorable prior year reserve reestimates, higher claim severity and higher catastrophe losses. Commercial lines loss ratio increased 11.4 points in 2015 compared to 2014.
Catastrophe losses were $2.43 billion in 2016 compared to $1.59 billion in 2015 and $1.81 billion in 2014.

Expense ratio The expense ratios by line of business are shown in the following table.

	2016	2015	2014
Auto	24.1	24.4	25.5
Homeowners	22.7	23.0	23.8
Other personal lines	27.6	26.6	28.0
Commercial lines	27.8	29.4	31.1
Other business lines	51.5	47.2	44.3
Total expense ratio	24.6	24.7	25.7
The impact of specific costs and expenses on the expense ratio are shown in the following table.

	2016	2015	2014
Amortization of DAC	14.1	14.0	13.7
Advertising expense	2.1	2.0	2.5
Other costs and expenses	8.3	8.6	9.5
Restructuring and related charges	0.1	0.1	—
Total expense ratio	24.6	24.7	25.7
Expense ratio decreased 0.1 point in 2016 compared to 2015. The decrease primarily related to expense spending reductions in professional services and lower compensation incentives earned by employees in 2016, partially offset by an increase in the amortization of acquisition costs. Expense spending reductions were primarily related to actions that could be modified as margins return to targeted underwriting results or that fluctuate based on growth and profitability. For areas where we are trending towards acceptable levels of return, spending on growth is being reinstated. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in 2016 were higher than 2015.
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
Esurance brand
Strategy Our strategy for the Esurance brand focuses on self-directed customers. To best serve these customers, Esurance develops its technology, website and mobile capabilities to continuously improve its hassle-free purchase and claims experience and offer innovative product options and features. Esurance continues to develop additional products to complement its auto line of business and provide a more comprehensive solution to its customers. Esurance also continues to invest in geographic expansion of its products. Esurance expanded its homeowners products in 2016 from 25 to 31 states and renters from 20 to 21 states. Esurance continues to focus on increasing its preferred driver mix, while raising marketing effectiveness to support growth and profitability. Esurance’s DriveSense® program, available in 32 states as of December 31, 2016, enables participating customers to be eligible for discounts based on driving performance as measured by a device installed in the vehicle or a mobile application. Esurance Pay Per Mile® usage-based insurance product was launched in 2015 and gives customers flexibility to customize their insurance and pay based on the number of miles they drive.
Underwriting results are shown in the following table.

($ in millions)	2016	2015	2014
Premiums written	$1,689	$1,613	$1,513
Premiums earned	$1,660	$1,588	$1,463
Claims and claims expense	(1,258)	(1,192)	(1,123)
Amortization of DAC	(41)	(40)	(40)
Other costs and expenses	(485)	(520)	(559)
Restructuring and related charges	—	—	—
Underwriting loss	$(124)	$(164)	$(259)
Catastrophe losses	$36	$14	$19

Underwriting income (loss) by line of business
Auto	$(65)	$(145)	$(256)
Homeowners	(59)	(19)	1
Other personal lines	—	—	(4)
Underwriting loss	$(124)	$(164)	$(259)

The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss). The 2016 column presents changes in 2016 compared to 2015. The 2015 column presents changes in 2015 compared to 2014.

($ in millions)	2016	2015
Underwriting loss - prior year	$(164)	$(259)
Changes in underwriting loss from:
Premiums earned	72	125
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(47)	(76)
Catastrophe losses, excluding reserve reestimates	(23)	6

Non-catastrophes reserve reestimates	3	2
Catastrophes reserve reestimates	1	(1)
Total reserve reestimates	4	1
Losses subtotal - loss	(66)	(69)
Expenses	34	39
Underwriting loss	$(124)	$(164)
Our underwriting results were impacted by profit improvement actions that include rate increases, underwriting guideline adjustments, and decreased marketing in select geographies to manage risks.
Underwriting loss totaled $124 million in 2016, a 24.4% decrease from $164 million in 2015, primarily due to improved auto underwriting losses resulting from the profit improvement plan, partially offset by an increase in homeowners underwriting losses due to higher advertising expenses. Underwriting loss totaled $164 million in 2015, a 36.7% decrease from $259 million in 2014, primarily due to lower auto underwriting losses resulting from profit improvement actions, partially offset by higher homeowners underwriting losses due to higher catastrophe losses.
Premiums written and earned by line of business are shown in the following table.

($ in millions)	2016	2015	2014
Premiums written
Auto	$1,625	$1,576	$1,499
Homeowners	56	30	9
Other personal lines	8	7	5
Total	$1,689	$1,613	$1,513
Premiums earned
Auto	$1,610	$1,562	$1,455
Homeowners	42	19	3
Other personal lines	8	7	5
Total	$1,660	$1,588	$1,463

Auto premium measures and statistics that are used to analyze the business are shown in the following table.

	2016	2015	2014
PIF (thousands)	1,391	1,415	1,424
New issued applications (thousands)	597	627	747
Average premium	$547	$516	$499
Renewal ratio (%)	79.4	79.5	79.5
Approved rate changes (1):
# of locations (2)	33	37	38
Total brand (%) (3)	4.2	7.1	6.0
Location specific (%) (4) (5)	6.1	9.3	6.9
______________________________

(1)
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

(2)	Esurance brand operates in 43 states and 1 Canadian province.

(3)	Represents the impact in the states and Canadian provinces where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.

(4)
Represents the impact in the states and Canadian provinces where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.

(5)
Based on historical premiums written in the locations noted above, rate changes approved for auto for Esurance brand totaled $65 million, $106 million and $77 million in 2016, 2015 and 2014, respectively.

Auto premiums written totaled $1.63 billion in 2016, a 3.1% increase from $1.58 billion in 2015. Factors impacting premiums written were the following:

•	1.7% or 24 thousand decrease in PIF as of December 31, 2016 compared to December 31, 2015.

•
4.8% decrease in new issued applications in 2016 compared to 2015 due to a decrease in marketing activities and the impact of rate increases. Quote volume decreased due to marketing spending reductions. The conversion rate (the percentage of actual issued policies to completed quotes) increased 0.1 points in 2016 compared to 2015.

•	6.0% increase in average premium in 2016 compared to 2015.

•	0.1 point decrease in the renewal ratio in 2016 compared to 2015 primarily due to continued pressure from rate actions.
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

•	3.4% increase in average premium in 2015 compared to 2014.

•	The renewal ratio in 2015 was comparable to 2014.
Homeowners premium measures and statistics that are used to analyze the business are shown in the following table.

	2016		2015	2014
PIF (thousands)	58		32	10
New issued applications (thousands)	37		28	11
Average premium	$875		$833	$811
Renewal ratio (%) (1)	76.6		72.7	N/A
Approved rate changes (2):
# of locations (3)	1		N/A	N/A
Total brand (%)	(0.5)	(4)	N/A	N/A
Location specific (%)	(10.0)	(4)	N/A	N/A
______________________________

(1)
Esurance’s renewal ratios will appear lower due to its underwriting process. Customers can enter into a policy without a physical inspection. During the underwriting review period, a number of policies may be canceled, if upon inspection the condition is unsatisfactory. Excluding the impact of risk related cancellations, Esurance’s renewal ratio was 82.6 in 2016 compared to 81.9 in 2015.

(2)	Includes rate changes approved based on our net cost of reinsurance.

(3)	Esurance brand operates in 31 states and 2 Canadian provinces.

(4)	Includes the impact of a rate decrease in Texas. No rate changes were approved in any other states in 2016. No rate changes were approved for homeowners in 2015 or 2014.
N/A reflects not applicable.

Homeowners premiums written totaled $56 million in 2016 compared to $30 million in 2015. Factors impacting premiums written were the following:

•	26 thousand increase in PIF as of December 31, 2016 compared to December 31, 2015.

•	9 thousand increase in new issued applications in 2016 compared to 2015.

•	As of December 31, 2016, Esurance is writing homeowners insurance in 31 states with lower hurricane risk that have lower average premium.
Homeowners premiums written totaled $30 million in 2015 compared to $9 million in 2014. Factors impacting premiums written were the following:

•	22 thousand increase in PIF as of December 31, 2015 compared to December 31, 2014.

•	New issued applications totaled 28 thousand in 2015 compared to 11 thousand in 2014.

•	As of December 31, 2015, Esurance is writing homeowners insurance in 25 states with lower hurricane risk that have lower average premium.
Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)			Expense ratio (1)			Combined ratio
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Auto	75.8	75.3	76.8	28.2	34.0	40.8	104.0	109.3	117.6
Homeowners	78.6	63.2	66.7	161.9	136.8	—	240.5	200.0	66.7
Other personal lines	62.5	57.1	60.0	37.5	42.9	120.0	100.0	100.0	180.0
Total	75.8	75.1	76.8	31.7	35.2	40.9	107.5	110.3	117.7
______________________________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Loss ratios by line of business are analyzed in the following table.

	Loss ratio			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of catastrophe losses included in prior year reserve reestimates on combined ratio
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Auto	75.8	75.3	76.8	1.5	0.7	1.3	(1.3)	(1.1)	(1.1)	—	—	—
Homeowners	78.6	63.2	66.7	28.6	15.8	—	—	—	—	—	—	—
Other personal lines	62.5	57.1	60.0	—	—	—	—	—	—	—	—	—
Total	75.8	75.1	76.8	2.2	0.9	1.3	(1.3)	(1.1)	(1.1)	—	0.1	—
Auto loss ratio increased 0.5 points in 2016 compared to 2015, primarily due to higher claim frequency and catastrophe losses, partially offset by increases in premiums earned. Auto loss ratio decreased 1.5 points in 2015 compared to 2014, primarily due to increases in premiums earned and lower catastrophe losses, partially offset by higher claim frequency and severity across several coverages.
Catastrophe losses were $36 million in 2016 compared to $14 million in 2015 and $19 million in 2014.
Expense ratio The expense ratios by line of business are shown in the following table.

	2016	2015	2014
Auto	28.2	34.0	40.8
Homeowners	161.9	136.8	—
Other personal lines	37.5	42.9	120.0
Total expense ratio	31.7	35.2	40.9
The impact of specific costs and expenses on the expense ratio are shown in the following table.

	2016	2015	2014
Amortization of DAC	2.5	2.5	2.7
Advertising expense	11.2	12.6	17.4
Amortization of purchased intangible assets	1.4	2.2	3.3
Other costs and expenses	16.6	17.9	17.5
Total expense ratio	31.7	35.2	40.9
Expense ratio decreased 3.5 points in 2016 compared to 2015. Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance has continued to invest in growth, including offering a comprehensive suite of products including homeowners, motorcycle and usage-based insurance as well as expanding into the Canadian market. Esurance advertising expense ratio decreased 1.4 points in 2016 compared to 2015 in conjunction with our profitability actions. Strategic reductions in marketing spending have been made on auto while homeowners advertising spending was increased. We manage the direct to customer business based on its profitability over the lifetime of the customer relationship. We continue to review our advertising spend to ensure our acquisition costs meet our targeted returns. Esurance incurs substantially all of its acquisition costs in the year of policy inception. As a result, the Esurance expense ratio will be higher or lower depending on the advertising expenditures incurred related to our profitability actions. Esurance’s annual combined ratio is below 100, excluding amortization of purchased intangible assets, after the year of policy inception (in which substantially all acquisition costs are incurred), driven by pricing changes, customer mix and renewal experience. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were lower in 2016 than 2015. Expense ratio includes amortization of purchased intangible assets from the original acquisition in 2011. Starting in 2017, the portion of the remaining purchased intangible asset related to the Esurance brand name will be classified as an infinite-lived intangible and will no longer be amortized, but tested for impairment on an annual basis.
Expense ratio decreased 5.7 points in 2015 compared to 2014. Advertising expenses decreased in 2015 compared to 2014 in conjunction with our profitability actions. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were higher in 2015 than 2014.
Encompass brand
Strategy Our strategy for the Encompass brand centers around offering broad coverage options specifically focused on the customers who prefer an independent agency while simplifying the insurance experience by packaging products into a single annual household (“package”) policy with one premium, one bill, one policy deductible, one renewal date and one advisor - an independent insurance agent. Package policies represent over 85% of premiums written where they are offered, with concentrations in suburban and urban areas throughout the country. Package policies currently are not offered in Massachusetts, North Carolina and Texas. In pursuit of this strategy and to achieve its financial objectives, Encompass is partnering with dedicated independent agency professionals who understand the needs of our coverage conscious customers and the value of the Encompass products. Agency segmentation and strategic deployment are a continued focus, as are improved sales leader effectiveness and accountability. Encompass is focused on improving returns while building a foundation for future growth. We seek to achieve these goals in 2017 by continuing to implement profit improvement actions in states with inadequate returns, continuing to contemporize product offerings, and maintaining focus on claims operational excellence, while accelerating growth in markets achieving target returns.
Underwriting results are shown in the following table.

($ in millions)	2016	2015	2014
Premiums written	$1,140	$1,244	$1,280
Premiums earned	$1,202	$1,269	$1,247
Claims and claims expense	(855)	(933)	(948)
Amortization of DAC	(221)	(234)	(234)
Other costs and expenses	(124)	(127)	(138)
Restructuring and related charges	(1)	(1)	(3)
Underwriting income (loss)	$1	$(26)	$(76)
Catastrophe losses	$111	$111	$165

Underwriting income (loss) by line of business
Auto	$(29)	$(36)	$(46)
Homeowners	36	32	(24)
Other personal lines	(6)	(22)	(6)
Underwriting income (loss)	$1	$(26)	$(76)

The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss). The 2016 column presents changes in 2016 compared to 2015. The 2015 column presents changes in 2015 compared to 2014.

($ in millions)	2016	2015
Underwriting loss - prior year	$(26)	$(76)
Changes in underwriting loss from:
Premiums earned	(67)	22
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	74	(19)
Catastrophe losses, excluding reserve reestimates	2	50

Non-catastrophes reserve reestimates	4	(20)
Catastrophes reserve reestimates	(2)	4
Total reserve reestimates	2	(16)
Losses subtotal - income	78	15
Expenses	16	13
Underwriting income (loss)	$1	$(26)
Underwriting income totaled $1 million in 2016, an improvement from an underwriting loss of $26 million in 2015, primarily due to lower underwriting losses on other personal lines and auto and higher underwriting income on homeowners resulting from lower loss costs and expenses. Underwriting loss totaled $26 million in 2015, a 65.8% decrease from $76 million in 2014, primarily due to higher homeowners underwriting income resulting from lower catastrophe losses, partially offset by higher underwriting losses on other personal lines.
Our underwriting results were impacted by our profit improvement actions that are being implemented in states with inadequate returns, while targeted growth plans are being focused on states with adequate returns. These actions are tailored based on geography and include higher rates, enhanced pricing and underwriting sophistication, adopting best in class underwriting and claim processes, enhanced product analytics, and a focus on geographic presence and product distribution.
Premiums written and earned by line of business are shown in the following table.

($ in millions)	2016	2015	2014
Premiums written
Auto	$591	$641	$665
Homeowners	454	497	506
Other personal lines	95	106	109
Total	$1,140	$1,244	$1,280
Premiums earned
Auto	$623	$657	$655
Homeowners	479	504	486
Other personal lines	100	108	106
Total	$1,202	$1,269	$1,247

Auto premium measures and statistics that are used to analyze the business are shown in the following table.

	2016	2015	2014
PIF (thousands)	622	723	790
New issued applications (thousands)	54	82	135
Average premium	$1,008	$945	$895
Renewal ratio (%)	74.4	77.3	79.7
Approved rate changes (1):
# of locations (2)	24	30	29
Total brand (%) (3)	10.5	9.4	6.6
Location specific (%) (4)(5)	14.3	11.1	7.9
______________________________

(1)
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

(2)	Encompass brand operates in 40 states and the District of Columbia.

(3)	Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.

(4)
Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.

(5)	Based on historical premiums written in the locations noted above, rate changes approved for auto totaled $68 million, $63 million and $44 million in 2016, 2015 and 2014, respectively.
Auto premiums written totaled $591 million in 2016, a 7.8% decrease from $641 million in 2015. Factors impacting premiums written were the following:

•	14.0% or 101 thousand decrease in PIF as of December 31, 2016 compared to December 31, 2015.

•	34.1% decrease in new issued applications in 2016 compared to 2015.

•	6.7% increase in average premium in 2016 compared to 2015.

•
2.9 point decrease in the renewal ratio in 2016 compared to 2015. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Auto premiums written totaled $641 million in 2015, a 3.6% decrease from $665 million in 2014. Factors impacting premiums written were the following:

•	8.5% or 67 thousand decrease in PIF as of December 31, 2015 compared to December 31, 2014.

•	39.3% decrease in new issued applications to 82 thousand in 2015 from 135 thousand in 2014.

•	5.6% increase in average premium in 2015 compared to 2014.

•	2.4 point decrease in the renewal ratio in 2015 compared to 2014.
Homeowners premium measures and statistics that are used to analyze the business are shown in the following table.

	2016	2015	2014
PIF (thousands)	295	338	365
New issued applications (thousands)	34	48	70
Average premium	$1,639	$1,555	$1,457
Renewal ratio (%)	79.4	82.5	85.6
Approved rate changes (1):
# of locations (2)	19	27	23
Total brand (%)	5.1	6.5	4.7
Location specific (%) (3)	9.0	8.8	8.9
______________________________

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Encompass brand operates in 40 states and the District of Columbia.

(3)	Based on historical premiums written in the locations noted above, rate changes approved for homeowner totaled $27 million, $35 million and $23 million in 2016, 2015 and 2014, respectively.
Homeowners premiums written totaled $454 million in 2016, an 8.7% decrease from $497 million in 2015. Factors impacting premiums written were the following:

•	12.7% or 43 thousand decrease in PIF as of December 31, 2016 compared to December 31, 2015.

•	29.2% decrease in new issued applications in 2016 compared to 2015.

•	5.4% increase in average premium in 2016 compared to 2015, primarily due to rate changes.

•
3.1 point decrease in the renewal ratio in 2016 compared to 2015. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

Homeowners premiums written totaled $497 million in 2015, a 1.8% decrease from $506 million in 2014. Factors impacting premiums written were the following:

•	7.4% or 27 thousand decrease in PIF as of December 31, 2015 compared to December 31, 2014.

•	31.4% decrease in new issued applications to 48 thousand in 2015 from 70 thousand in 2014.

•	6.7% increase in average premium in 2015 compared to 2014.

•	3.1 point decrease in the renewal ratio in 2015 compared to 2014.
Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)			Expense ratio (1)			Combined ratio
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Auto	76.1	77.0	77.1	28.6	28.5	29.9	104.7	105.5	107.0
Homeowners	63.5	64.9	74.7	29.0	28.8	30.2	92.5	93.7	104.9
Other personal lines	77.0	92.6	75.5	29.0	27.8	30.2	106.0	120.4	105.7
Total	71.1	73.5	76.0	28.8	28.5	30.1	99.9	102.0	106.1
______________________________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Loss ratios by line of business are analyzed in the following table.

	Loss ratio			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of catastrophe losses included in prior year reserve reestimates on combined ratio
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Auto	76.1	77.0	77.1	1.6	1.1	3.2	—	0.3	(2.0)	(0.4)	(0.1)	(0.2)
Homeowners	63.5	64.9	74.7	20.3	19.3	28.2	—	(1.0)	0.4	0.5	(0.2)	0.7
Other personal lines	77.0	92.6	75.5	4.0	6.5	6.6	5.0	9.3	1.9	—	—	—
Total	71.1	73.5	76.0	9.2	8.7	13.2	0.4	0.6	(0.7)	—	(0.1)	0.1
Auto loss ratio decreased 0.9 points in 2016 compared to 2015, primarily due to lower loss costs, partially offset by higher catastrophe losses. Auto loss ratio decreased 0.1 points in 2015 compared to 2014, primarily due to lower catastrophe losses and increased premiums earned.
Homeowners loss ratio decreased 1.4 points in 2016 compared to 2015, primarily due to lower claim frequency. Homeowners loss ratio decreased 9.8 points in 2015 compared to 2014, primarily due to lower catastrophe losses and increased premiums earned.
Catastrophe losses were $111 million in 2016 compared to $111 million in 2015 and $165 million in 2014.
Expense ratio The expense ratios by line of business are shown in the following table.

	2016	2015	2014
Auto	28.6	28.5	29.9
Homeowners	29.0	28.8	30.2
Other personal lines	29.0	27.8	30.2
Total expense ratio	28.8	28.5	30.1
The impact of specific costs and expenses on the expense ratio are shown in the following table.

	2016	2015	2014
Amortization of DAC	18.4	18.4	18.8
Advertising expense	0.2	0.4	0.4
Other costs and expenses	10.1	9.6	10.7
Restructuring and related charges	0.1	0.1	0.2
Total expense ratio	28.8	28.5	30.1
Expense ratio increased 0.3 points in 2016 compared to 2015 primarily due to increased spending in professional services, partially offset by expense spending reductions in advertising and marketing. The Encompass brand DAC amortization rate is higher on average than Allstate brand DAC amortization due to higher commission rates paid to independent agencies.

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
Discontinued Lines and Coverages outlook

•
We may continue to experience asbestos and/or environmental losses in the future. These losses could be due to the potential adverse impact of new information relating to new and additional claims or the impact of resolving unsettled claims based on unanticipated events such as arbitrations, litigation, legislative, judicial or regulatory actions. Environmental losses may also increase as the result of additional funding for environmental site cleanup. Because of our annual review, we believe that our reserves are appropriately established based on available information, technology, laws and regulations.

•	We anticipate progress in the resolution of certain bankruptcies related to insureds with asbestos claims, reducing the industry’s asbestos related claims exposures.

•	We continue to address challenges related to the concentration of insurance and reinsurance industry legacy claims into companies who specialize in the runoff of this business.
Summarized underwriting results for the years ended December 31 are presented in the following table.

($ in millions)	2016	2015	2014
Premiums written	$3	$—	$1

Premiums earned	$—	$—	$1
Claims and claims expense	(105)	(53)	(113)
Operating costs and expenses	(2)	(2)	(3)
Underwriting loss	$(107)	$(55)	$(115)
Underwriting losses of $107 million in 2016 primarily related to our annual reserve review using established industry and actuarial best practices resulting in unfavorable reestimates of $96 million, including a $67 million unfavorable reestimate of asbestos reserves, a $23 million unfavorable reestimate of environmental reserves and a $6 million increase in the allowance for future uncollectible reinsurance with other exposure reserves essentially unchanged. The cost of administering claims settlements totaled $9 million for 2016, $10 million for 2015, and $10 million for 2014.
Underwriting losses of $55 million in 2015 primarily related to our annual reserve review resulting in unfavorable reestimates of $44 million, including a $39 million unfavorable reestimate of asbestos reserves, a $1 million unfavorable reestimate of environmental reserves and a $9 million unfavorable reestimate of other exposure reserves, partially offset by a $5 million decrease in the allowance for future uncollectible reinsurance.
Underwriting losses of $115 million in 2014 primarily related to our annual reserve review resulting in unfavorable reestimates of $102 million, including an $87 million unfavorable reestimate of asbestos reserves, a $15 million unfavorable reestimate of environmental reserves and a $3 million increase in the allowance for future uncollectible reinsurance, partially offset by a $3 million favorable reestimate of other exposure reserves.
See the Property-Liability Claims and Claims Expense Reserves section of the MD&A for a more detailed discussion.

PROPERTY-LIABILITY INVESTMENT RESULTS
Net investment income  The following table presents net investment income.

($ in millions)	2016	2015	2014
Fixed income securities	$882	$885	$860
Equity securities	95	81	95
Mortgage loans	12	15	17
Limited partnership interests	269	262	346
Short-term investments	9	5	4
Other	89	75	65
Investment income, before expense	1,356	1,323	1,387
Investment expense	(90)	(86)	(86)
Net investment income	$1,266	$1,237	$1,301
Net investment income increased 2.3% or $29 million to $1.27 billion in 2016 from $1.24 billion in 2015 after decreasing 4.9% in 2015 compared to 2014. The 2016 increase was primarily due to higher equity dividends and higher limited partnership income. The 2015 decrease was primarily due to lower limited partnership income, a decline in average investment balances and lower prepayment fee income and litigation proceeds, partially offset by higher taxable fixed income portfolio yields.
The average pre-tax investment yields for the years ended December 31 are presented in the following table. Pre-tax yield is calculated as investment income, generally before investment expense (including dividend income in the case of equity securities) divided by the average of investment balances at the beginning of the year and the end of each quarter during the year. For the purposes of the pre-tax yield calculation, income for directly held real estate, timber and other consolidated investments is net of asset level operating expenses (depreciation and direct expenses of the assets reported in investment expense). For investments carried at fair value, investment balances exclude unrealized capital gains and losses.

	2016	2015	2014
Fixed income securities: tax-exempt	2.1%	2.4%	2.6%
Fixed income securities: tax-exempt equivalent	3.1	3.5	3.8
Fixed income securities: taxable	3.1	3.1	2.9
Equity securities	2.8	2.9	2.9
Mortgage loans	3.9	4.5	4.3
Limited partnership interests	9.6	10.4	13.1
Total portfolio	3.4	3.4	3.6
Realized capital gains and losses are presented in the following table.

($ in millions)	2016	2015	2014
Impairment write-downs	$(130)	$(132)	$(21)
Change in intent write-downs	(56)	(156)	(169)
Net other-than-temporary impairment losses recognized in earnings	(186)	(288)	(190)
Sales and other	185	85	789
Valuation and settlements of derivative instruments	(5)	(34)	(50)
Realized capital gains and losses, pre-tax	(6)	(237)	549
Income tax benefit (expense)	6	83	(192)
Realized capital gains and losses, after-tax	$—	$(154)	$357
Realized capital gains and losses in 2016 primarily related to impairment and change in intent write-downs, offset by net gains on sales.

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
The facts and circumstances leading to our reestimates of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are likely different than those predicted by the estimated development factors used in prior reserve estimates. As of December 31, 2016, the impact of a reserve reestimation corresponding to a one percent increase or decrease in net reserves would be a decrease or increase of approximately $124 million in net income applicable to common shareholders.
We believe the net loss reserves for Allstate Protection exposures are appropriately established based on available facts, technology, laws and regulations.
The table below shows total reserves net of reinsurance recoverables (“net reserves”) as of December 31 by line of business.

($ in millions)	2016	2015	2014
Allstate brand	$16,132	$14,974	$14,214
Esurance brand	740	717	649
Encompass brand	749	770	754
Total Allstate Protection	17,621	16,461	15,617
Discontinued Lines and Coverages	1,445	1,516	1,612
Total Property-Liability	$19,066	$17,977	$17,229
The year-end 2016 gross reserves of $25.25 billion for property-liability insurance claims and claims expense, as determined under GAAP, were $7.53 billion more than the net reserve balance of $17.72 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $6.18 billion, including $4.95 billion related to the Michigan Catastrophic Claims Association (“MCCA”), that reduce reserves for statutory reporting but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $1.21 billion which are a component of our GAAP reserves, but not included in our US statutory reserves. Remaining differences are due to variations in requirements between GAAP and statutory reporting.

The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2016, 2015 and 2014 and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2016	2015	2014
Allstate brand	$14,974	$14,214	$14,225
Esurance brand	717	649	575
Encompass brand	770	754	747
Total Allstate Protection	16,461	15,617	15,547
Discontinued Lines and Coverages	1,516	1,612	1,646
Total Property-Liability	$17,977	$17,229	$17,193

($ in millions, except ratios)	2016		2015		2014
	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)
Allstate brand	$(106)	(0.3)	$38	0.1	$(171)	(0.6)
Esurance brand	(21)	(0.1)	(17)	—	(16)	(0.1)
Encompass brand	5	—	7	—	(9)	—
Total Allstate Protection	(122)	(0.4)	28	0.1	(196)	(0.7)
Discontinued Lines and Coverages	105	0.3	53	0.2	112	0.4
Total Property-Liability (3)	$(17)	(0.1)	$81	0.3	$(84)	(0.3)
Reserve reestimates, after-tax	$(11)		$53		$(55)
Consolidated net income applicable to common shareholders	$1,761		$2,055		$2,746
Reserve reestimates as a % impact on consolidated net income applicable to common shareholders	0.6%		(2.6)%		2.0%
______________________________

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)	Prior year reserve reestimates included in catastrophe losses totaled $6 million unfavorable, $15 million favorable and $43 million unfavorable in 2016, 2015 and 2014, respectively.
The following tables reflect the accident years to which the reestimates shown above are applicable. Favorable reserve reestimates are shown in parentheses.
2016 Prior year reserve reestimates

($ in millions)	2006 & prior	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total
Allstate brand	$1	$3	$(11)	$2	$7	$(13)	$(52)	$(69)	$(40)	$66	$(106)
Esurance brand	—	1	(5)	(1)	(1)	(1)	(3)	(5)	(9)	3	(21)
Encompass brand	(1)	(2)	(4)	(4)	(4)	(10)	7	3	14	6	5
Total Allstate Protection	—	2	(20)	(3)	2	(24)	(48)	(71)	(35)	75	(122)
Discontinued Lines and Coverages	105	—	—	—	—	—	—	—	—	—	105
Total Property-Liability	$105	$2	$(20)	$(3)	$2	$(24)	$(48)	$(71)	$(35)	$75	$(17)
2015 Prior year reserve reestimates

($ in millions)	2005 & prior	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
Allstate brand	$39	$(1)	$(17)	$(15)	$(58)	$(21)	$(74)	$(29)	$42	$172	$38
Esurance brand	—	(1)	(1)	(1)	(1)	(1)	(3)	(2)	(5)	(2)	(17)
Encompass brand	(2)	(2)	(2)	(2)	(1)	(2)	1	2	12	3	7
Total Allstate Protection	37	(4)	(20)	(18)	(60)	(24)	(76)	(29)	49	173	28
Discontinued Lines and Coverages	53	—	—	—	—	—	—	—	—	—	53
Total Property-Liability	$90	$(4)	$(20)	$(18)	$(60)	$(24)	$(76)	$(29)	$49	$173	$81

2014 Prior year reserve reestimates

($ in millions)	2004 & prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
Allstate brand	$(38)	$(10)	$(11)	$2	$(20)	$37	$(86)	$(35)	$(99)	$89	$(171)
Esurance brand	—	—	—	—	—	—	—	(9)	6	(13)	(16)
Encompass brand	2	1	—	1	(1)	(2)	(2)	(5)	(6)	3	(9)
Total Allstate Protection	(36)	(9)	(11)	3	(21)	35	(88)	(49)	(99)	79	(196)
Discontinued Lines and Coverages	112	—	—	—	—	—	—	—	—	—	112
Total Property-Liability	$76	$(9)	$(11)	$3	$(21)	$35	$(88)	$(49)	$(99)	$79	$(84)
Allstate brand prior year reserve reestimates were $106 million favorable in 2016, $38 million unfavorable in 2015 and $171 million favorable in 2014. In 2016, this was primarily due to severity development for auto liability coverages that was better than expected. In 2015, this was primarily due to severity development for bodily injury coverage for recent years that was more than expected and litigation settlements from older years. In 2014, this was primarily due to severity development that was better than expected.
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
The impact of these reestimates on the Allstate brand underwriting income is shown in the table below.

($ in millions)	2016	2015	2014
Reserve reestimates	$(106)	$38	$(171)
Allstate brand underwriting income	1,447	1,812	2,235
Reserve reestimates as a % impact on underwriting income	7.3%	(2.1)%	7.7%
Esurance brand prior year reserve reestimates were $21 million favorable in 2016, $17 million favorable in 2015 and $16 million favorable in 2014. In 2016, 2015 and 2014, this was primarily due to severity development that was better than expected for liability coverages.
The impact of these reestimates on the Esurance brand underwriting loss is shown in the table below.

($ in millions)	2016	2015	2014
Reserve reestimates	$(21)	$(17)	$(16)
Esurance brand underwriting loss	(124)	(164)	(259)
Reserve reestimates as a % impact on underwriting loss	16.9%	10.4%	6.2%
Encompass brand prior year reserve reestimates were $5 million unfavorable in 2016, $7 million unfavorable in 2015 and $9 million favorable in 2014. In 2016 and 2015, this was primarily due to severity development that was more than expected for personal umbrella policies. In 2014, this was primarily due to severity development that was better than expected.
The impact of these reestimates on the Encompass brand underwriting income (loss) is shown in the table below.

($ in millions)	2016	2015	2014
Reserve reestimates	$5	$7	$(9)
Encompass brand underwriting income (loss)	1	(26)	(76)
Reserve reestimates as a % impact on underwriting income (loss)	N/A	(26.9)%	11.8%
______________________________
N/A reflects not applicable.
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

($ in millions)	Loss Reserve Reestimates
	December 31,
	2006 & prior	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Gross reserves for unpaid claims and claims expense	$18,866	$18,865	$19,456	$19,167	$19,468	$20,375	$21,288	$21,857	$22,923	$23,869	$25,250
Reinsurance recoverable	2,256	2,205	2,274	2,139	2,072	2,588	4,010	4,664	5,694	5,892	6,184
Reserve for unpaid claims and claims expense	16,610	16,660	17,182	17,028	17,396	17,787	17,278	17,193	17,229	17,977	19,066
Paid (cumulative) as of:
One year later	6,684	6,884	6,995	6,571	6,302	6,435	6,338	6,468	6,626	6,910
Two years later	9,957	9,852	10,069	9,491	9,396	9,513	9,511	9,686	9,774
Three years later	11,837	11,761	11,915	11,402	11,287	11,467	11,477	11,586
Four years later	12,990	12,902	13,071	12,566	12,497	12,650	12,651
Five years later	13,723	13,628	13,801	13,323	13,239	13,405
Six years later	14,239	14,154	14,305	13,823	13,778
Seven years later	14,657	14,543	14,702	14,248
Eight years later	14,985	14,887	15,070
Nine years later	15,283	15,225
Ten years later	15,600
Reserve reestimated as of:
End of year	16,610	16,660	17,182	17,028	17,396	17,787	17,278	17,193	17,229	17,977	19,066
One year later	16,438	16,830	17,070	16,869	17,061	17,122	17,157	17,109	17,310	17,960
Two years later	16,633	17,174	17,035	16,903	16,906	17,001	16,994	17,017	17,218
Three years later	17,135	17,185	17,217	16,909	16,869	16,937	16,853	16,960
Four years later	17,238	17,393	17,260	16,892	16,854	16,825	16,867
Five years later	17,447	17,477	17,306	16,965	16,818	16,887
Six years later	17,542	17,560	17,344	16,953	16,904
Seven years later	17,671	17,619	17,392	17,037
Eight years later	17,727	17,685	17,479
Nine years later	17,813	17,792
Ten years later	17,918
Initial reserve (less than) in excess of reestimated reserve:
Amount of reestimate	(1,308)	(1,132)	(297)	(9)	492	900	411	233	11	17
Percent	(7.9)%	(6.8)%	(1.7)%	(0.1)%	2.8%	5.1%	2.4%	1.4%	0.1%	0.1%
Gross reestimated liability-latest	23,370	23,150	22,944	22,289	22,167	22,278	23,301	22,728	23,048	23,930
Reestimated recoverable-latest	5,452	5,358	5,465	5,252	5,263	5,391	6,434	5,768	5,830	5,970
Net reestimated liability-latest	17,918	17,792	17,479	17,037	16,904	16,887	16,867	16,960	17,218	17,960
Gross cumulative reestimate (increase) decrease	$(4,504)	$(4,285)	$(3,488)	$(3,122)	$(2,699)	$(1,903)	$(2,013)	$(871)	$(125)	$(61)

($ in millions)	Amount of reestimates for each segment
	December 31,
	2006 & prior	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net Discontinued Lines and Coverages reestimate	$(601)	$(554)	$(536)	$(512)	$(484)	$(463)	$(412)	$(270)	$(158)	$(105)
Net Allstate Protection reestimate	(707)	(578)	239	503	976	1,363	823	503	169	122
Amount of reestimate (net)	$(1,308)	$(1,132)	$(297)	$(9)	$492	$900	$411	$233	$11	$17
As shown in the above table, the subsequent cumulative increase in the net reserves established up to December 31, 2006, in general, reflect additions to reserves in the Discontinued Lines and Coverages Segment, primarily for asbestos and environmental liabilities, which offset the effects of favorable severity trends experienced by Allstate Protection, as discussed more fully below. The cumulative increases in reserves established as of December 31, 2006 and 2007 are due to the shift of reserves to older accident years attributable to a reallocation of reserves related to employee postretirement benefits to more accident years, litigation settlements, reclassification of injury and non-injury reserves to older years along with reserve strengthening as discussed below.
The following table is derived from the Loss Reserve Reestimates table and summarizes the effect of reserve reestimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2016. The total of each column details the amount of reserve reestimates made in the indicated calendar year and shows the accident years to which the reestimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve reestimates for the indicated accident year(s). Favorable reserve reestimates are shown in this table in parentheses. The changes in total reserve reestimates, as shown and described below, have generally been favorable other than 2008 which was adversely impacted due to litigation filed in conjunction with a Louisiana deadline for filing suits related to Hurricane Katrina.

($ in millions)	Effect of net reserve reestimates on calendar year operations
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total
BY ACCIDENT YEAR
2006 & prior	$(172)	$195	$502	$103	$209	$95	$129	$56	$86	$105	$1,308
2007		(25)	(158)	(92)	(1)	(11)	(46)	3	(20)	2	(348)
2008			(456)	(46)	(26)	(41)	(37)	(21)	(18)	(20)	(665)
2009				(124)	(148)	(37)	(63)	35	(60)	(3)	(400)
2010					(369)	(161)	(20)	(88)	(24)	2	(660)
2011						(510)	(84)	(49)	(76)	(24)	(743)
2012							—	(99)	(29)	(48)	(176)
2013								79	49	(71)	57
2014									173	(35)	138
2015										75	75
TOTAL	$(172)	$170	$(112)	$(159)	$(335)	$(665)	$(121)	$(84)	$81	$(17)	$(1,414)
In 2016, favorable prior year reserve reestimates were primarily due to severity development for auto liability coverages that was better than expected. The increased reserves in accident years 2006 & prior is due to reserve strengthening by the Discontinued Lines and Coverages segment.
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

Allstate Protection
The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2016, 2015, and 2014, and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2016	2015	2014
Auto	$12,459	$11,698	$11,616
Homeowners	1,937	1,849	1,821
Other personal lines	1,490	1,502	1,512
Commercial lines	554	549	576
Other business lines	21	19	22
Total Allstate Protection	$16,461	$15,617	$15,547

($ in millions, except ratios)	2016		2015		2014
	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio
Auto	$(155)	(0.5)	$30	0.1	$(238)	(0.8)
Homeowners	(24)	(0.1)	(24)	(0.1)	29	0.1
Other personal lines	(9)	—	18	0.1	34	0.1
Commercial lines	62	0.2	2	—	(20)	(0.1)
Other business lines	4	—	2	—	(1)	—
Total Allstate Protection	$(122)	(0.4)	$28	0.1	$(196)	(0.7)
Underwriting income	$1,317		$1,614		$1,887
Reserve reestimates as a % impact on underwriting income	9.3%		(1.7)%		10.4%
Auto reserve reestimates in 2016 were primarily due to severity development for auto liability coverages that was better than expected. Auto reserve reestimates in 2015 were primarily due to claim severity development for bodily injury coverage for recent years that was more than expected and litigation settlements from older years for Allstate brand. Auto reserve reestimates in 2014 were primarily due to claim severity development that was better than expected.
Favorable homeowners reserve reestimates in 2016 and 2015 were primarily due to favorable non-catastrophe reserve reestimates. Unfavorable homeowners reserve reestimates in 2014 were primarily due to unfavorable catastrophe reserve reestimates.
Other personal lines reserve reestimates in 2016 was primarily due to the result of non-catastrophe loss development lower than anticipated in previous estimates. Other personal lines reserve reestimates in 2015 and 2014 were primarily the result of non-catastrophe loss development higher than anticipated in previous estimates.
Commercial lines reserve reestimates in 2016 were primarily due to severity development for auto bodily injury coverage that was more than expected. Commercial lines reserve reestimates in 2015 were primarily the result of non-catastrophe loss development higher than anticipated in previous estimates. Commercial lines reserve reestimates in 2014 were primarily due to favorable non-catastrophe reserve reestimates.

Pending, new and closed claims for Allstate Protection are summarized in the following table for the years ended December 31. The increase in pending claims as of December 31, 2016 compared to December 31, 2015 was primarily due to higher auto counts. The increase in pending claims as of December 31, 2015 compared to December 31, 2014 relates to auto frequency and growth.

Number of claims	2016	2015	2014
Auto
Pending, beginning of year	521,890	487,227	473,703
New	6,844,491	6,752,401	6,330,940
Total closed	(6,831,850)	(6,717,738)	(6,317,416)
Pending, end of year	534,531	521,890	487,227
Homeowners
Pending, beginning of year	38,865	33,648	37,420
New	818,084	714,562	759,794
Total closed	(822,258)	(709,345)	(763,566)
Pending, end of year	34,691	38,865	33,648
Other personal lines
Pending, beginning of year	15,835	15,494	17,004
New	219,053	307,011	204,549
Total closed	(219,951)	(306,670)	(206,059)
Pending, end of year	14,937	15,835	15,494
Commercial lines
Pending, beginning of year	11,837	11,836	10,422
New	73,139	74,942	65,970
Total closed	(73,458)	(74,941)	(64,556)
Pending, end of year	11,518	11,837	11,836
Total Allstate Protection
Pending, beginning of year	588,427	548,205	538,549
New	7,954,767	7,848,916	7,361,253
Total closed	(7,947,517)	(7,808,694)	(7,351,597)
Pending, end of year	595,677	588,427	548,205
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
Reserve reestimates for the Discontinued Lines and Coverages are shown in the table below.

($ in millions)	2016		2015		2014
	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate
Asbestos claims	$960	$67	$1,014	$39	$1,017	$87
Environmental claims	179	23	203	1	208	15
Other discontinued lines	377	15	395	13	421	10
Total Discontinued Lines and Coverages	$1,516	$105	$1,612	$53	$1,646	$112
Underwriting loss		$(107)		$(55)		$(115)
Reserve reestimates as a % impact on underwriting loss		(98.1)%		(96.4)%		(97.4)%
Reserve additions for asbestos in 2016 were primarily related to insured business and claim development, new reported information on insured’s claims, expanded expected exposure periods and other legal settlements including insured’s bankruptcy proceedings. Reserve additions for asbestos in 2015 were primarily related to a settlement with a large insured and more reported claims than expected. Reserve additions for asbestos in 2014 were primarily related to more reported claims than expected and increased severity including claims from certain large insurance programs.
Reserve additions for environmental in 2016 and 2014 were primarily related to greater reported loss activity than expected. There were no significant reserve additions for environmental reserves in 2015.

The table below summarizes reserves and claim activity for asbestos and environmental claims before (Gross) and after (Net) the effects of reinsurance for the past three years.

($ in millions, except ratios)	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,418	$960	$1,492	$1,014	$1,495	$1,017
Incurred claims and claims expense	96	67	51	39	124	87
Claims and claims expense paid	(158)	(115)	(125)	(93)	(127)	(90)
Ending reserves	$1,356	$912	$1,418	$960	$1,492	$1,014

Annual survival ratio	8.6	7.9	11.3	10.3	11.7	11.3
3-year survival ratio	9.9	9.2	11.7	10.8	12.5	12.1

Environmental claims
Beginning reserves	$222	$179	$267	$203	$268	$208
Incurred claims and claims expense	24	23	(13)	1	22	15
Claims and claims expense paid	(27)	(23)	(32)	(25)	(23)	(20)
Ending reserves	$219	$179	$222	$179	$267	$203

Annual survival ratio	8.1	7.8	6.9	7.2	11.6	10.2
3-year survival ratio	8.1	7.8	9.3	9.0	14.1	12.7

Combined environmental and asbestos claims
Annual survival ratio	8.5	7.9	10.4	9.7	11.7	11.1
3-year survival ratio	9.6	8.9	11.3	10.4	12.7	12.2
Percentage of IBNR in ending reserves		56.7%		56.9%		56.9%
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
In 2016, 2015 and 2014, the asbestos and environmental net 3-year survival ratio decreased due to increased claim payments.
Our net asbestos reserves by type of exposure and total reserve additions are shown in the following table.

($ in millions)	December 31, 2016			December 31, 2015			December 31, 2014
	Active policy-holders	Net reserves	% of reserves	Active policy-holders	Net reserves	% of reserves	Active policy-holders	Net reserves	% of reserves
Direct policyholders:
Primary	51	$9	1%	48	$10	1%	44	$8	1%
Excess	297	266	29	298	248	26	296	265	26
Total	348	275	30	346	258	27	340	273	27
Assumed reinsurance		125	14		156	16		166	16
IBNR		512	56		546	57		575	57
Total net reserves		$912	100%		$960	100%		$1,014	100%
Total reserve additions		$67			$39			$87
During the last three years, 45 direct primary and excess policyholders reported new claims, and claims of 51 policyholders were closed, decreasing the number of active policyholders by 6 during the period. There was a net increase of 2 policyholders in 2016, including 17 new policyholders reporting new claims and the closing of 15 policyholders’ claims. There was a net increase of 6 policyholders in 2015, including 15 new policyholders reporting new claims and the closing of 9 policyholders’ claims. There was a net decrease of 14 in 2014, including 13 new policyholders reporting new claims and the closing of 27 policyholders’ claims.
IBNR net reserves decreased $34 million as of December 31, 2016 compared to December 31, 2015. As of December 31, 2016, IBNR represented 56% of total net asbestos reserves, compared to 57% as of December 31, 2015 and 2014. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current policyholders and ceding companies.

Pending, new, total closed and closed without payment claims for asbestos and environmental exposures for the years ended December 31 are summarized in the following table.

Number of claims	2016	2015	2014
Asbestos
Pending, beginning of year	7,151	7,306	7,444
New	477	530	727
Closed	(745)	(685)	(865)
Pending, end of year	6,883	7,151	7,306
Closed without payment	373	398	433

Environmental
Pending, beginning of year	3,504	3,552	3,717
New	292	347	381
Closed	(397)	(395)	(546)
Pending, end of year	3,399	3,504	3,552
Closed without payment	211	254	369
Property-Liability reinsurance ceded  For Allstate Protection, we utilize reinsurance to reduce exposure to catastrophe risk and manage capital, and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Castle Key Insurance Company and Allstate New Jersey Insurance Company. We purchase significant reinsurance to manage our aggregate countrywide exposure to an acceptable level. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process, along with whether the price can be appropriately reflected in the costs that are considered in setting future rates charged to policyholders. We also participate in various reinsurance mechanisms, including industry pools and facilities, which are backed by the financial resources of the property-liability insurance company market participants, and have historically purchased reinsurance to mitigate long-tail liability lines, including environmental, asbestos and other discontinued lines exposures. We retain primary liability as a direct insurer for all risks ceded to reinsurers. The MCCA provides indemnification for losses over a retention level and under the National Flood Insurance Program (“NFIP”) the Federal Government pays all covered claims and certain qualifying claim expenses.
Our reinsurance recoverable balances are shown in the following table as of December 31, net of the allowance we have established for uncollectible amounts.

($ in millions)	S&P financial strength rating (1)	Reinsurance recoverable on paid and unpaid claims, net
		2016		2015
Industry pools and facilities
MCCA	N/A	$4,949	(2)	$4,664	(2)
New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”)	N/A	506		500
North Carolina Reinsurance Facility	N/A	81		71
NFIP	N/A	77		27
Other		6		3
Subtotal		5,619		5,265

Other reinsurance
Lloyd’s of London (“Lloyd’s”)	A+	174		183
Westport Insurance Corporation	AA-	61		62
New England Reinsurance Corporation	N/A	35		32
Clearwater Insurance Company	N/A	27		28
R&Q Reinsurance Company	N/A	23		26
Bedivere Insurance Company	N/A	23		23
Other, including allowance for future uncollectible reinsurance recoverables		315		360
Subtotal		658		714
Total Property-Liability		$6,277		$5,979
______________________________

(1)	N/A reflects no S&P Global Ratings (“S&P”) rating available.

(2)
As of December 31, 2016 and 2015, MCCA includes $28 million and $29 million of reinsurance recoverable on paid claims, respectively, and $4.92 billion and $4.63 billion of reinsurance recoverable on unpaid claims, respectively.

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
The allowance for uncollectible reinsurance primarily relates to Discontinued Lines and Coverages reinsurance recoverables and was $84 million and $80 million as of December 31, 2016 and 2015, respectively. The allowance for Discontinued Lines and Coverages represents 13.3% and 11.9% of the related reinsurance recoverable balances as of December 31, 2016 and 2015, respectively. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers which may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties’ rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedents, and recent trends in arbitration and litigation outcomes in disputes between cedents and reinsurers in seeking to maximize our reinsurance recoveries.
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
For a detailed description of the MCCA, PLIGA and Lloyd’s, see Note 10 of the consolidated financial statements. As of December 31, 2016, other than the recoverable balances listed in the table above, no other amount due or estimated to be due from any single Property-Liability reinsurer was in excess of $22 million.
The effects of reinsurance ceded on our property-liability premiums earned and claims and claims expense for the years ended December 31 are summarized in the following table.

($ in millions)	2016	2015	2014
Ceded property-liability premiums earned	$987	$1,006	$1,030

Ceded property-liability claims and claims expense
Industry pool and facilities
MCCA	$386	$337	$1,042
NFIP	537	120	38
PLIGA	20	9	158
Other	78	78	69
Subtotal industry pools and facilities	1,021	544	1,307
Other	95	58	86
Ceded property-liability claims and claims expense	$1,116	$602	$1,393
In 2016, ceded property-liability premiums earned decreased $19 million, primarily due to decreased reinsurance premium rates and a decrease in policies written for the NFIP. In 2015, ceded property-liability premiums earned decreased $24 million, primarily due to decreased reinsurance premium rates and a decrease in policies written for the NFIP and the MCCA. MCCA ceded premiums earned were $73 million, $84 million and $99 million in 2016, 2015 and 2014, respectively.
Ceded property-liability claims and claims expenses increased in 2016 primarily due to higher amounts ceded to the NFIP. Ceded property-liability claims and claims expense decreased in 2015 primarily due to lower reserve increases for the MCCA and PLIGA programs.
Reserve increases in the PLIGA program in 2016 and 2015 are attributable to limited personal injury protection coverage on policies written prior to 2004. The ceded claims reflect increased longer term paid loss trends due to increased costs of medical care and increased longevity of claimants. New claims for this cohort of policies are unlikely and pending claims are expected to decline.
Our claim reserve development experience is similar to the MCCA with reported and pending claims increasing in recent years. Moreover, the MCCA has reported severity increasing with nearly 60% of reimbursements for attendant and residential care services. Michigan’s unique no-fault motor vehicle insurance law provides unlimited lifetime coverage for medical expenses resulting from motor vehicle accidents. The reserve increases in the MCCA program are attributable to an increased recognition of longer term paid loss trends. The paid loss trends are rising due to increased costs in medical and attendant care and increased longevity of claimants. As a result of continuing to originate motor vehicle policies in Michigan with unlimited personal injury protection coverage, we expect the number of MCCA covered claims and losses to increase each year.
The table below summarizes reserves and claim activity for Michigan personal injury protection claims before (gross) and after (net) the effects of MCCA reinsurance for the years ended December 31.

($ in millions)	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Beginning reserves	$5,121	$486	$4,804	$417	$3,798	$365
Incurred claims and claims expense-current year	578	214	526	200	420	178
Incurred claims and claims expense-prior years	8	(15)	37	26	819	19
Claims and claims expense paid-current year (1)	(60)	(58)	(56)	(55)	(46)	(45)
Claims and claims expense paid-prior years (1)	(204)	(105)	(190)	(102)	(187)	(100)
Ending reserves (2)	$5,443	$522	$5,121	$486	$4,804	$417
______________________________

(1)	Paid claims and claims expenses, reported in the table for the current and prior years, recovered from the MCCA totaled $101 million, $89 million and $88 million in 2016, 2015 and 2014, respectively.

(2)
Gross reserves for the year ended December 31, 2016 comprise 85% case reserves (claims with a file review conducted) and 15% IBNR. Reserves for the years ended December 31, 2015 and 2014, comprise 86% case reserves and 14% IBNR.

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

Number of claims	2016	2015	2014
Pending, beginning of year	5,127	4,936	4,684
New	9,577	8,956	8,620
Closed	(9,316)	(8,765)	(8,368)
Pending, end of year	5,388	5,127	4,936
As of December 31, 2016, approximately 1,330 of our pending claims have been reported to the MCCA, of which approximately 60% represents claims that occurred more than 5 years ago. There are 75 Allstate brand claims with reserves in excess of $15 million as of December 31, 2016 which comprise approximately 40% of the gross ending reserves in the table above. As a result, significant developments with a single claimant can result in volatility in prior year incurred claims.
Reinsurance recoverable on paid and unpaid claims including IBNR as of December 31, 2016 and 2015 includes $4.95 billion and $4.66 billion, respectively, from the MCCA.
We enter into certain intercompany insurance and reinsurance transactions for the Property-Liability operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.
Catastrophe reinsurance
Our catastrophe reinsurance program is designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. Our program is designed to provide reinsurance protection for catastrophes resulting from multiple perils including hurricanes, windstorms, hail, tornadoes, fires following earthquakes, earthquakes and wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers.
We anticipate completing the placement of our 2017 nationwide catastrophe reinsurance program in the second quarter of 2017. We expect the program will be similar to our 2016 nationwide catastrophe reinsurance program. For further details of the existing 2016 program, see Note 10 of the consolidated financial statements.

ALLSTATE FINANCIAL 2016 HIGHLIGHTS

•	Net income applicable to common shareholders was $391 million in 2016 compared to $663 million in 2015.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $2.26 billion in 2016, an increase of 5.5% from $2.14 billion in 2015.

•
Investments totaled $36.84 billion as of December 31, 2016, reflecting an increase of $48 million from $36.79 billion as of December 31, 2015. Net investment income decreased 8.0% to $1.73 billion in 2016 from $1.88 billion in 2015.

•	Net realized capital losses totaled $81 million in 2016 compared to net realized capital gains of $267 million in 2015.

•	Contractholder funds totaled $20.26 billion as of December 31, 2016, reflecting a decrease of $1.04 billion from $21.30 billion as of December 31, 2015.

•
On April 1, 2014, we sold Lincoln Benefit Life Company’s (“LBL”) life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc. Therefore, 2014 includes LBL’s results for one quarter.

ALLSTATE FINANCIAL SEGMENT
Overview and strategy  The Allstate Financial segment sells traditional, interest-sensitive and variable life insurance and voluntary accident and health insurance products. We serve our customers through Allstate exclusive agencies and exclusive financial specialists, and workplace enrolling independent agents. We previously offered and continue to have in force fixed annuities such as deferred and immediate annuities. We also previously offered institutional products consisting of funding agreements sold to unaffiliated trusts that used them to back medium-term notes. There are no institutional products outstanding as of December 31, 2016. Allstate exclusive agencies and exclusive financial specialists have a portfolio of non-proprietary products to sell, including mutual funds, fixed and variable annuities, disability insurance and long-term care insurance, to help meet customer needs.
Allstate Financial brings value to The Allstate Corporation in three principal ways: through improving the economics of the Protection business through increased customer loyalty and deepened customer relationships based on cross selling Allstate Financial products to existing customers, bringing new customers to Allstate, and profitable growth. Allstate Financial’s strategy is focused on expanding Allstate customer relationships, growing the number of products delivered to customers through Allstate exclusive agencies and Allstate Benefits (our workplace distribution business), and managing the runoff of our in-force annuity products to improve returns.
Allstate Financial outlook

•
Our growth initiatives for life insurance continue to focus on increasing the number of customers served through our proprietary Allstate agencies. This includes positioning Allstate exclusive agencies and exclusive financial specialists as trusted advisors.

•
The Allstate Benefits strategy for growth includes expansion in the national accounts market and expanding in targeted geographic locations, including Canada, for increased new sales. We are investing in new generation enrollment and administrative technology to improve our customer experience and modernize our operating model.

•
We will continue to focus on improving long-term economic returns on our in-force annuity products and managing the impacts of historically low interest rates. We expect lower investment spread on annuities due to the continuing managed reduction in contractholder funds and a continuation of our asset allocation strategy for long-term immediate annuities to include more performance-based investments. A greater proportion of the return on these investments is derived from idiosyncratic asset or operating performance. While we anticipate higher returns on these investments over time, the investment income can vary significantly between periods.

•	Allstate Financial has limitations on the amount of dividends Allstate Financial companies can pay without prior insurance department approval.

•
We continue to review strategic options to reduce exposure and improve returns of the spread-based businesses. As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.

Summary analysis  Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2016	2015	2014
Revenues
Life and annuity premiums and contract charges	$2,275	$2,158	$2,157
Net investment income	1,734	1,884	2,131
Realized capital gains and losses	(81)	267	144
Total revenues	3,928	4,309	4,432

Costs and expenses
Life and annuity contract benefits	(1,857)	(1,803)	(1,765)
Interest credited to contractholder funds	(726)	(761)	(919)
Amortization of DAC	(283)	(262)	(260)
Operating costs and expenses	(497)	(472)	(466)
Restructuring and related charges	(1)	—	(2)
Total costs and expenses	(3,364)	(3,298)	(3,412)

Gain (loss) on disposition of operations	5	3	(90)
Income tax expense	(178)	(351)	(299)
Net income applicable to common shareholders	$391	$663	$631

Life insurance	$230	$248	$242
Accident and health insurance	85	85	105
Annuities and institutional products	76	330	284
Net income applicable to common shareholders	$391	$663	$631

Allstate Life	$219	$229	$232
Allstate Benefits	96	104	115
Allstate Annuities	76	330	284
Net income applicable to common shareholders	$391	$663	$631

Investments as of December 31	$36,840	$36,792	$38,809
Net income applicable to common shareholders was $391 million in 2016 compared to $663 million in 2015. The decrease was primarily due to net realized capital losses in 2016 compared to net realized capital gains in 2015 and lower net investment income, partially offset by higher premiums and contract charges. The decrease in net income was primarily concentrated in Allstate Annuities.
Net income applicable to common shareholders was $663 million in 2015 compared to $631 million in 2014. The increase primarily relates to higher net realized capital gains and the loss on disposition related to the LBL sale in 2014, partially offset by lower net investment income and the reduction in business due to the April 1, 2014 sale of LBL. Net income applicable to common shareholders in 2014 included an after-tax loss on disposition of LBL totaling $60 million. Excluding the loss on disposition as well as the net income of the LBL business for first quarter 2014 of $28 million, net income applicable to common shareholders in 2015 was comparable to 2014, primarily due to higher net realized capital gains, higher life and annuity premiums and contract charges, and lower interest credited to contractholder funds offsetting lower net investment income and higher life and annuity contract benefits.
Analysis of revenues  Total revenues decreased 8.8% or $381 million in 2016 compared to 2015, primarily due to net realized capital losses in 2016 compared to net realized capital gains in 2015 and lower net investment income, partially offset by higher premiums and contract charges. Total revenues decreased 2.8% or $123 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $211 million, total revenues increased 2.1% or $88 million in 2015 compared to 2014, primarily due to higher net realized capital gains and higher life and annuity premiums and contract charges, partially offset by lower net investment income.
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

The following table summarizes life and annuity premiums and contract charges by product for the years ended December 31.

($ in millions)	2016	2015	2014
Underwritten products
Traditional life insurance premiums	$533	$505	$476
Accident and health insurance premiums	2	2	8
Interest-sensitive life insurance contract charges	715	716	781
Subtotal — Allstate Life	1,250	1,223	1,265
Traditional life insurance premiums	40	37	35
Accident and health insurance premiums	857	778	736
Interest-sensitive life insurance contract charges	114	106	98
Subtotal — Allstate Benefits	1,011	921	869
Total underwritten products	2,261	2,144	2,134

Annuities
Immediate annuities with life contingencies premiums	—	—	4
Other fixed annuity contract charges	14	14	19
Total — Allstate Annuities	14	14	23

Life and annuity premiums and contract charges (1)	$2,275	$2,158	$2,157
______________________________

(1)	Contract charges related to the cost of insurance totaled $556 million, $550 million and $593 million in 2016, 2015 and 2014, respectively.
Total premiums and contract charges increased 5.4% or $117 million in 2016 compared to 2015. The increase for Allstate Life primarily relates to increased traditional life insurance renewal premiums as well as lower levels of reinsurance premiums ceded. The increase for Allstate Benefits primarily relates to growth in critical illness, accident and hospital indemnity products.
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
The following table shows the changes in contractholder funds for the years ended December 31.

($ in millions)	2016	2015	2014
Contractholder funds, beginning balance	$21,295	$22,529	$24,304
Contractholder funds classified as held for sale, beginning balance	—	—	10,945
Total contractholder funds, including those classified as held for sale	21,295	22,529	35,249

Deposits
Interest-sensitive life insurance	1,002	1,004	1,059
Fixed annuities	162	199	274
Total deposits	1,164	1,203	1,333

Interest credited	722	760	919

Benefits, withdrawals, maturities and other adjustments
Benefits	(966)	(1,077)	(1,197)
Surrenders and partial withdrawals	(1,053)	(1,278)	(2,273)
Maturities of and interest payments on institutional products	(86)	(1)	(2)
Contract charges	(829)	(818)	(881)
Net transfers from separate accounts	5	7	7
Other adjustments (1)	8	(30)	36
Total benefits, withdrawals, maturities and other adjustments	(2,921)	(3,197)	(4,310)

Contractholder funds sold in LBL disposition	—	—	(10,662)

Contractholder funds, ending balance	$20,260	$21,295	$22,529
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

Contractholder funds decreased 4.9% and 5.5% in 2016 and 2015, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We stopped offering new deferred fixed annuities beginning January 1, 2014 but still accept additional deposits on existing contracts.
Contractholder deposits decreased 3.2% in 2016 compared to 2015, primarily due to lower additional deposits on deferred fixed annuities. Contractholder deposits decreased 9.8% in 2015 compared to 2014, primarily due to lower additional deposits on fixed annuities and lower deposits on interest-sensitive life insurance due to the LBL sale.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 17.6% to $1.05 billion in 2016 from $1.28 billion in 2015, primarily due to decreases in deferred fixed annuities. Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 43.8% to $1.28 billion in 2015 from $2.27 billion in 2014, primarily due to the continued runoff of our deferred annuity business and the LBL sale. Additionally, 2014 had elevated surrenders on fixed annuities resulting from a large number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% in 2016 compared to 7.1% in 2015 and 9.9% in 2014.
Maturities of and interest payments on institutional products included an $85 million maturity in 2016. There are no institutional products outstanding as of December 31, 2016.

Net investment income for the years ended December 31 are presented in the following table.

($ in millions)	2016	2015	2014
Fixed income securities	$1,134	$1,296	$1,561
Equity securities	42	29	22
Mortgage loans	205	213	248
Limited partnership interests	292	287	267
Short-term investments	6	3	2
Other	129	114	100
Investment income, before expense	1,808	1,942	2,200
Investment expense	(74)	(58)	(69)
Net investment income	$1,734	$1,884	$2,131

Allstate Life	$482	$490	$519
Allstate Benefits	71	71	72
Allstate Annuities	1,181	1,323	1,540
Net investment income	$1,734	$1,884	$2,131
Net investment income decreased 8.0% or $150 million to $1.73 billion in 2016 from $1.88 billion in 2015, primarily due to lower fixed income portfolio yields and lower average investment balances. Net investment income decreased 11.6% or $247 million to $1.88 billion in 2015 from $2.13 billion in 2014. Excluding $126 million related to the LBL business for first quarter 2014, net investment income decreased $121 million in 2015 compared to 2014, primarily due to lower average investment balances, fixed income portfolio yields, and prepayment fee income and litigation proceeds, partially offset by higher limited partnership income.
In 2015, we shortened the maturity profile of the fixed income securities in Allstate Financial to make the portfolio less sensitive to rising interest rates. The approximately $2 billion of proceeds from the sale of longer duration fixed income securities were initially reinvested in shorter duration fixed income and public equity securities. We expect to shift the majority of the proceeds to performance-based investments over time. These investments primarily support our immediate annuity liabilities and are intended to improve our long-term economic results. We anticipate higher long-term returns on these investments. The dispositions generated net realized capital gains which results in lower future investment income due to the lower yields on the reinvested proceeds until repositioned to performance-based investments. Since June 30, 2015, the carrying value of performance-based investments and market-based equity securities have increased by $1.37 billion to $4.36 billion. The increase is expected to reach $2 billion by the end of 2018. The carrying value will vary from period to period and reflects amounts invested, cash distributions received from investments and changes in valuation of the underlying investments.
The average pre-tax investment yields were 5.0% for 2016, 5.4% for 2015 and 5.6% for 2014.
Realized capital gains and losses for the years ended December 31 are presented in the following table.

($ in millions)	2016	2015	2014
Impairment write-downs	$(101)	$(63)	$(11)
Change in intent write-downs	(13)	(65)	(44)
Net other-than-temporary impairment losses recognized in earnings	(114)	(128)	(55)
Sales and other	28	385	185
Valuation and settlements of derivative instruments	5	10	14
Realized capital gains and losses, pre-tax	(81)	267	144
Income tax benefit (expense)	27	(94)	(50)
Realized capital gains and losses, after-tax	$(54)	$173	$94

Allstate Life	$(24)	$1	$4
Allstate Benefits	(4)	—	1
Allstate Annuities	(26)	172	89
Realized capital gains and losses, after-tax	$(54)	$173	$94
Net realized capital losses in 2016 primarily related to impairment write-downs, partially offset by net gains on sales in connection with ongoing portfolio management.
Analysis of costs and expenses  Total costs and expenses increased 2.0% or $66 million in 2016 compared to 2015, primarily due to higher contract benefits, operating costs and expenses and amortization of DAC, partially offset by lower interest credited to contractholder funds. Total costs and expenses decreased 3.3% or $114 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $168 million, total costs and expenses increased $54 million in 2015 compared to 2014, primarily due to higher life and annuity contract benefits, partially offset by lower interest credited to contractholder funds.
Life and annuity contract benefits increased 3.0% or $54 million in 2016 compared to 2015, primarily due to growth and higher claim experience at Allstate Benefits, and unfavorable immediate annuity mortality experience, partially offset by favorable life insurance mortality experience. Our 2016 annual review of assumptions resulted in a $10 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention of guaranteed interest-sensitive life business.
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
In 2016, we completed a mortality study for our structured settlement annuities with life contingencies (a type of immediate fixed annuities). The study indicated that annuitants are living longer and receiving benefits for a longer period than originally estimated. A substantial portion of the structured settlement annuity business includes annuitants with severe injuries or other health impairments which significantly reduced their life expectancy at the time the annuity was issued. Medical advances and access to medical care may be favorably impacting mortality rates. The results of the study were included in the premium deficiency and profits followed by losses evaluations as of December 31, 2016, and no adjustments were recognized. We aggregate traditional life insurance products and immediate annuities with life contingencies in these evaluations. While there was an unfavorable change in mortality assumptions as a result of the study, there was a favorable change in the long-term investment yield assumptions due to the increase in performance-based investments and equity securities.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and life and annuity contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $511 million, $511 million and $521 million in 2016, 2015 and 2014, respectively.
The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2016	2015	2014
Life insurance	$287	$250	$287
Accident and health insurance	(6)	(10)	(8)
Subtotal — Allstate Life	281	240	279
Life insurance	20	24	17
Accident and health insurance	427	396	397
Subtotal — Allstate Benefits	447	420	414
Allstate Annuities	(86)	(80)	(85)
Total benefit spread	$642	$580	$608
Benefit spread increased 10.7% or $62 million in 2016 compared to 2015. The Allstate Life benefit spread increased primarily due to higher life insurance premiums and favorable life insurance mortality experience. The Allstate Benefits benefit spread increased primarily due to growth in business in force, partially offset by higher claim experience. The Allstate Annuities benefit spread decreased primarily due to unfavorable immediate annuity mortality experience.
Benefit spread decreased 4.6% or $28 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $(1) million, benefit spread decreased $29 million in 2015 compared to 2014, primarily due to unfavorable life insurance mortality experience, partially offset by higher life insurance premiums.
Interest credited to contractholder funds decreased 4.6% or $35 million in 2016 compared to 2015, primarily due to lower average contractholder funds. Interest credited to contractholder funds decreased 17.2% or $158 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $90 million, interest credited to contractholder funds decreased 8.2% or $68 million in 2015 compared to 2014, primarily due to lower average contractholder funds and lower interest crediting rates. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $3 million in 2016 compared to $2 million in 2015 and $22 million in 2014.
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

The investment spread by product group for the years ended December 31 is shown in the following table.

($ in millions)	2016	2015	2014
Life insurance	$116	$130	$93
Accident and health insurance	5	5	8
Net investment income on investments supporting capital	76	76	110
Subtotal — Allstate Life	197	211	211
Life insurance	10	10	10
Accident and health insurance	11	11	11
Net investment income on investments supporting capital	14	14	15
Subtotal — Allstate Benefits	35	35	36
Annuities and institutional products	128	238	320
Net investment income on investments supporting capital	140	130	146
Subtotal — Allstate Annuities	268	368	466
Investment spread before valuation changes on embedded derivatives that are not hedged	500	614	713
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(3)	(2)	(22)
Total investment spread	$497	$612	$691
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 18.6% or $114 million in 2016 compared to 2015, primarily due to lower net investment income at Allstate Annuities. Investment spread before valuation changes on embedded derivatives that are not hedged decreased 13.9% or $99 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $46 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $53 million in 2015 compared to 2014, primarily due to lower net investment income, partially offset by lower credited interest.
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

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Interest-sensitive life insurance	4.9%	5.2%	5.3%	3.9%	3.9%	3.9%	1.0%	1.3%	1.4%
Deferred fixed annuities and institutional products	4.1	4.3	4.5	2.8	2.8	2.9	1.3	1.5	1.6
Immediate fixed annuities with and without life contingencies	6.5	7.0	7.3	5.9	5.9	6.0	0.6	1.1	1.3
Investments supporting capital, traditional life and other products	3.9	4.0	4.4	n/a	n/a	n/a	n/a	n/a	n/a
The following table summarizes our product liabilities as of December 31 and indicates the value of those contracts and policies for which an investment spread is generated.

($ in millions)	2016	2015	2014
Immediate fixed annuities with life contingencies	$8,622	$8,714	$8,904
Other life contingent contracts and other	3,617	3,533	3,476
Reserve for life-contingent contract benefits	$12,239	$12,247	$12,380

Interest-sensitive life insurance	$8,062	$7,975	$7,880
Deferred fixed annuities	8,921	9,748	10,860
Immediate fixed annuities without life contingencies	3,012	3,226	3,450
Institutional products	—	85	85
Other	265	261	254
Contractholder funds	$20,260	$21,295	$22,529

The following table summarizes reserves and contractholder funds for Allstate Life, Allstate Benefits and Allstate Annuities as of December 31.

($ in millions)	2016	2015	2014
Allstate Life	$2,577	$2,535	$2,481
Allstate Benefits	944	897	874
Allstate Annuities	8,718	8,815	9,025
Reserve for life-contingent contract benefits	$12,239	$12,247	$12,380

Allstate Life	$7,326	$7,226	$7,130
Allstate Benefits	952	942	929
Allstate Annuities	11,982	13,127	14,470
Contractholder funds	$20,260	$21,295	$22,529
Amortization of DAC  The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2016	2015	2014
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$279	$256	$263
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	6	5	5
Amortization (deceleration) acceleration for changes in assumptions (“DAC unlocking”)	(2)	1	(8)
Total amortization of DAC	$283	$262	$260

Allstate Life	$131	$133	$140
Allstate Benefits	145	124	112
Allstate Annuities	7	5	8
Total amortization of DAC	$283	$262	$260
______________________________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 8.0% or $21 million in 2016 compared to 2015, primarily due to growth at Allstate Benefits.
Amortization of DAC increased 0.8% or $2 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $5 million, amortization of DAC increased $7 million in 2015 compared to 2014, primarily due to amortization acceleration for changes in assumptions in 2015 compared to amortization deceleration in 2014.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In 2016, the review resulted in a deceleration of DAC amortization (credit to income) of $2 million related to interest-sensitive life insurance.
In 2015, the review resulted in an acceleration of DAC amortization (charge to income) of $1 million related to interest-sensitive life insurance.
In 2014, the review resulted in a deceleration of DAC amortization of $8 million. Amortization deceleration of $10 million related to interest-sensitive life insurance and was primarily due to a decrease in projected expenses, partially offset by increased projected mortality. Amortization acceleration of $2 million related to fixed annuities and was primarily due to a decrease in projected gross profits.

The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Balance, beginning of year	$792	$753	$993	$905	$47	$47	$1,832	$1,705
Acquisition costs deferred	191	178	100	107	—	—	291	285
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(162)	(139)	(110)	(111)	(7)	(6)	(279)	(256)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	—	—	(6)	(6)	—	1	(6)	(5)
Amortization deceleration (acceleration) for changes in assumptions (“DAC unlocking”) (1)	—	—	2	(1)	—	—	2	(1)
Effect of unrealized capital gains and losses (2)	—	—	(74)	99	—	5	(74)	104
Ending balance	$821	$792	$905	$993	$40	$47	$1,766	$1,832
______________________________

(1)	Included as a component of amortization of DAC on the Consolidated Statements of Operations.

(2)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

The following table summarizes the DAC balance for Allstate Life, Allstate Benefits and Allstate Annuities as of December 31.

($ in millions)	2016	2015
Allstate Life	$1,200	$1,271
Allstate Benefits	526	514
Allstate Annuities	40	47
Total DAC balance	$1,766	$1,832
Operating costs and expenses increased 5.3% or $25 million in 2016 compared to 2015. Operating costs and expenses increased 1.3% or $6 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $8 million, operating costs and expenses increased $14 million in 2015 compared to 2014.
The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2016	2015	2014
Non-deferrable commissions	$109	$95	$99
General and administrative expenses	337	325	314
Taxes and licenses	51	52	53
Total operating costs and expenses	$497	$472	$466

Restructuring and related charges	$1	$—	$2

Allstate Life	$225	$212	$232
Allstate Benefits	240	222	206
Allstate Annuities	32	38	28
Total operating costs and expenses	$497	$472	$466
General and administrative expenses increased 3.7% or $12 million in 2016 compared to 2015, primarily due to increased technology and employee costs related to growth at Allstate Benefits.
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

The following section provides more detail on the strategy and results for Allstate Life, Allstate Benefits and Allstate Annuities.
Allstate Life
Strategy The strategy for our life insurance business centers on the continuation of efforts to fully integrate the business into the Allstate brand customer value proposition and modernizing our operating model. The life insurance product portfolio and sales process provide for clear and distinct positioning to meet the varied needs of Allstate customers and position Allstate exclusive agencies and exclusive financial specialists as trusted advisors. Our product positioning provides solutions to help meet customer needs during various life stages ranging from basic mortality protection to more complex mortality and financial planning solutions. Basic mortality protection solutions are provided through less complex products, such as term and whole life insurance, sold through exclusive agents and licensed sales professionals to deepen customer relationships. More advanced mortality and financial planning solutions are provided primarily through exclusive financial specialists with an emphasis on our more complex offerings, such as universal life insurance products. Many Allstate exclusive agencies utilize an exclusive financial specialist for their expertise with advanced life and retirement cases and other financial needs of customers. Successful partnerships will assist agencies with building stronger and deeper customer relationships. Sales producer education and technology improvements are being made to ensure agencies have the tools and information needed to help customers meet their needs and build personal relationships as trusted advisors. Additionally, tools will be made available to consumers to help them understand their needs and encourage interaction with their local agencies.
The financial results for Allstate Life for the years ended December 31 are presented in the following table.

($ in millions)	2016	2015	2014
Revenues
Life and annuity premiums and contract charges	$1,250	$1,223	$1,265
Net investment income	482	490	519
Realized capital gains and losses	(38)	2	6
Total revenues	1,694	1,715	1,790

Costs and expenses
Life and annuity contract benefits	(742)	(749)	(734)
Interest credited to contractholder funds	(285)	(282)	(311)
Amortization of DAC	(131)	(133)	(140)
Operating costs and expenses	(225)	(212)	(232)
Restructuring and related charges	(1)	(1)	(2)
Total costs and expenses	(1,384)	(1,377)	(1,419)

Loss on disposition of operations	—	(1)	(40)
Income tax expense	(91)	(108)	(99)
Net income applicable to common shareholders	$219	$229	$232
Net income applicable to common shareholders was $219 million in 2016 compared to $229 million in 2015. The decrease was primarily due to net realized capital losses in 2016 compared to net realized capital gains in 2015 and higher operating costs and expenses, partially offset by higher premiums and contract charges. Net income applicable to common shareholders was $229 million in 2015 compared to $232 million in 2014.
Premiums and contract charges increased 2.2% or $27 million in 2016 compared to 2015. The increase primarily relates to increased traditional life insurance renewal premiums as well as lower levels of reinsurance premiums ceded. Over 85% of Allstate Life’s traditional life insurance premium relates to term life insurance products. Total premiums and contract charges decreased $42 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $83 million, premiums and contract charges increased $41 million in 2015 compared to 2014, primarily due to increased traditional life insurance renewal premiums.
Net realized capital losses in 2016 primarily related to net losses on sales in connection with ongoing portfolio management and impairment write-downs.
Contract benefits decreased 0.9% or $7 million in 2016 compared to 2015, primarily due to favorable life insurance mortality experience. Contract benefits increased 2.0% or $15 million in 2015 compared to 2014, primarily due to unfavorable life insurance mortality experience.
Benefit spread increased 17.1% to $281 million in 2016 compared to $240 million in 2015, primarily due to higher life insurance premiums and favorable life insurance mortality experience. Benefit spread decreased 14.0% to $240 million in 2015 compared to $279 million in 2014, primarily due to unfavorable life insurance mortality experience, partially offset by higher life insurance premiums.

Operating costs and expenses increased 6.1% or $13 million in 2016 compared to 2015, primarily due to higher non-deferrable commissions and increased regulatory compliance costs. Operating costs and expenses decreased 8.6% or $20 million in 2015 compared to 2014.
Allstate Benefits
Strategy Allstate Benefits is an industry leader in the voluntary benefits market, offering a broad range of products, including critical illness, accident, cancer, hospital indemnity, disability and universal and group term life. Allstate Benefits differentiates itself by offering a broad product portfolio, flexible enrollment solutions and technology (including significant presence on employer benefit administration systems), and its strong national accounts team, as well as the well-recognized Allstate brand. We are investing in new generation enrollment and administrative technology to improve our customer experience and modernize our operating model.
Market trends for voluntary benefits are favorable as the market has nearly doubled in size since 2006, driven by the ability of voluntary benefits to fill gaps from employers seeking to contain rising health care costs, by providing higher deductible medical plans, and shifting costs to employees. Allstate Benefits has introduced new products and enhanced existing products to address these gaps by providing protection for catastrophic events such as a critical illness, accident or hospital stay. We are expanding our group life capabilities, offering employer paid life to broaden our product portfolio. Originally a provider of voluntary benefits to small and mid-sized businesses, Allstate Benefits now provides benefit solutions to companies of all sizes and industries including the large account voluntary benefits marketplace.
The Allstate Benefits strategy for growth includes expansion in the national accounts market by increasing the number of sales, enrollment technology and account management personnel and expanding independent agent distribution in targeted geographic locations, including Canada, for increased new sales. We are also increasing Allstate exclusive agency engagement to drive cross selling of voluntary benefits products, and developing opportunities for revenue growth through new product and value added service offerings. Allstate Benefits new business written premiums increased 5.6% and 6.0% in 2016 and 2015, respectively.
The financial results for Allstate Benefits for the years ended December 31 are presented in the following table.

($ in millions)	2016	2015	2014
Revenues
Life and annuity premiums and contract charges	$1,011	$921	$869
Net investment income	71	71	72
Realized capital gains and losses	(5)	1	1
Total revenues	1,077	993	942

Costs and expenses
Life and annuity contract benefits	(509)	(452)	(411)
Interest credited to contractholder funds	(36)	(36)	(36)
Amortization of DAC	(145)	(124)	(112)
Operating costs and expenses	(240)	(222)	(206)
Total costs and expenses	(930)	(834)	(765)

Income tax expense	(51)	(55)	(62)
Net income applicable to common shareholders	$96	$104	$115
Net income applicable to common shareholders was $96 million in 2016 compared to $104 million in 2015. The decrease was primarily due to higher contract benefits, amortization of DAC and operating costs and expenses, partially offset by higher premiums and contract charges. Net income applicable to common shareholders was $104 million in 2015 compared to $115 million in 2014. The decrease was primarily due to higher contract benefits and operating costs and expenses, partially offset by increased premiums and contract charges.
Premiums and contract charges increased 9.8% or $90 million in 2016 compared to 2015. The increase primarily relates to growth in critical illness, accident and hospital indemnity products. Policies in force increased 13.4% to 3,758 thousand as of December 31, 2016 compared to 3,315 thousand as of December 31, 2015. Total premiums and contract charges increased 6.0% or $52 million in 2015 compared to 2014. The increase primarily relates to growth in accident, critical illness and hospital indemnity products. Policies in force increased 11.1% to 3,315 thousand as of December 31, 2015 compared to 2,983 thousand as of December 31, 2014.
Contract benefits increased 12.6% or $57 million in 2016 compared to 2015, primarily due to growth and higher claim experience. Contract benefits increased 10.0% or $41 million in 2015 compared to 2014, primarily due to growth.

Benefit spread increased 6.4% to $447 million in 2016 compared to $420 million in 2015, primarily due to growth in business in force, partially offset by higher claim experience. Benefit spread increased 1.4% to $420 million in 2015 compared to $414 million in 2014, primarily due to growth in business in force.
Operating costs and expenses increased 8.1% or $18 million in 2016 compared to 2015, primarily due to increased employee and technology costs related to growth. Operating costs and expenses increased 7.8% or $16 million in 2015 compared to 2014, primarily due to increased employee related costs.
Allstate Annuities
Strategy We exited the continuing sale of annuities over an eight year period from 2006 to 2014, reflecting our expectations of declining returns. As a result, the declining volume of Allstate Annuities business is managed with a focus on increasing lifetime economic value. While we may choose to selectively issue liabilities in the future, we currently do not expect any issuance to be material. Both the deferred and immediate annuity businesses have been adversely impacted by the historically low interest rate environment. Our immediate annuity business has also been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated. Allstate Financial focuses on the distinct risk and return profiles of the specific products outstanding when developing investment and liability management strategies. The level of legacy deferred annuities in force has been significantly reduced and the investment portfolio and annuity crediting rates are proactively managed to improve the profitability of the business while providing appropriate levels of liquidity. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. To better match the long-term nature of our immediate annuities, we continue to increase performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance.
The financial results for Allstate Annuities for the years ended December 31 are presented in the following table.

($ in millions)	2016	2015	2014
Revenues
Life and annuity premiums and contract charges	$14	$14	$23
Net investment income	1,181	1,323	1,540
Realized capital gains and losses	(38)	264	137
Total revenues	1,157	1,601	1,700

Costs and expenses
Life and annuity contract benefits	(606)	(602)	(620)
Interest credited to contractholder funds	(405)	(443)	(572)
Amortization of DAC	(7)	(5)	(8)
Operating costs and expenses	(32)	(38)	(28)
Restructuring and related charges	—	1	—
Total costs and expenses	(1,050)	(1,087)	(1,228)

Gain (loss) on disposition of operations	5	4	(50)
Income tax expense	(36)	(188)	(138)
Net income applicable to common shareholders	$76	$330	$284
Net income applicable to common shareholders was $76 million in 2016 compared to $330 million in 2015. The decrease was primarily due to net realized capital losses in 2016 compared to net realized capital gains in 2015 and lower net investment income, partially offset by lower interest credited to contractholder funds. Net income applicable to common shareholders was $330 million in 2015 compared to $284 million in 2014.
Net realized capital losses in 2016 primarily related to impairment write-downs, partially offset by net gains on sales in connection with ongoing portfolio management. Net realized capital gains in 2015 included gains on sales of longer duration fixed income securities in connection with the maturity profile shortening and equity securities in connection with ongoing portfolio management. Net realized capital gains in 2014 primarily related to sales of equity and fixed income securities in connection with ongoing portfolio management.
Net investment income decreased 10.7% or $142 million in 2016 compared to 2015, primarily due to lower fixed income portfolio yields and lower average investment balances. The lower fixed income yields relate to duration shortening in 2015 and the repositioning into performance-based investments and equity securities to support our long-term immediate annuities. While we anticipate higher returns on these investments over time, the investment income can vary significantly between periods. Net investment income decreased 14.1% or $217 million in 2015 compared to 2014, primarily due to lower average investment balances resulting from the sale of LBL on April 1, 2014 and the runoff of the deferred fixed annuity business.

Contract benefits increased 0.7% or $4 million in 2016 compared to 2015, primarily due to unfavorable immediate annuity mortality experience. Contract benefits decreased 2.9% or $18 million in 2015 compared to 2014.
Interest credited to contractholder funds decreased 8.6% or $38 million in 2016 compared to 2015, primarily due to lower average contractholder funds. Interest credited to contractholder funds decreased 22.6% or $129 million in 2015 compared to 2014, primarily due to the reduction in business due to the sale of LBL on April 1, 2014 and the runoff of the deferred fixed annuity business. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $3 million in 2016 compared to $2 million in 2015 and $22 million in 2014.
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 27.2% to $268 million in 2016 compared to $368 million in 2015, primarily due to lower net investment income. Investment spread before valuation changes on embedded derivatives that are not hedged decreased 21.0% to $368 million in 2015 compared to $466 million in 2014, primarily due to lower net investment income, partially offset by lower credited interest.
Operating costs and expenses decreased 15.8% or $6 million in 2016 compared to 2015, primarily due to lower employee related and other operating costs as a result of the runoff of the business. Operating costs and expenses increased 35.7% or $10 million in 2015 compared to 2014.
Allstate Financial Reinsurance Ceded
In the normal course of business, we seek to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. In addition, Allstate Financial has used reinsurance to effect the disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2016 and 2015, 20% and 21%, respectively, of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business to Prudential Insurance Company of America.
Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	S&P financial strength rating (1)	Reinsurance recoverable on paid and unpaid benefits

		2016	2015
Prudential Insurance Company of America	AA-	$1,406	$1,438
RGA Reinsurance Company	AA-	252	268
Swiss Re Life and Health America, Inc.	AA-	152	153
Munich American Reassurance	AA-	99	103
Scottish Re Group	N/A	90	94
Transamerica Life Group	AA-	85	83
Mutual of Omaha Insurance	AA-	84	85
John Hancock Life & Health Insurance Company	AA-	55	56
Triton Insurance Company	N/A	49	51
American Health & Life Insurance Co.	N/A	41	43
Lincoln National Life Insurance	AA-	32	34
Security Life of Denver	A	30	31
General Re Life Corporation	AA+	24	23
SCOR Global Life	AA-	17	18
Other (2)		52	59
Total		$2,468	$2,539

Allstate Life		$934	$971
Allstate Benefits		110	111
Allstate Annuities		1,424	1,457
Total		$2,468	$2,539
______________________________

(1)	N/A reflects no S&P rating available.

(2)	As of December 31, 2016 and 2015, the other category includes $45 million and $47 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from S&P.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2016.

We enter into certain intercompany reinsurance transactions for the Allstate Financial operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.
INVESTMENTS 2016 HIGHLIGHTS

•	Investments totaled $81.80 billion as of December 31, 2016, increasing from $77.76 billion as of December 31, 2015.

•	Unrealized net capital gains totaled $1.77 billion as of December 31, 2016, increasing from $1.03 billion as of December 31, 2015.

•	Net investment income was $3.04 billion in 2016, a decrease of 3.6% from $3.16 billion in 2015.

•	Net realized capital losses were $90 million in 2016 compared to net realized capital gains of $30 million in 2015.
INVESTMENTS
Overview and strategy  The return on our investment portfolios is an important component of our ability to offer good value to customers, fund business improvements and create value for shareholders. Investment portfolios are held for the Property-Liability, Allstate Financial and Corporate and Other operations. While taking into consideration the investment portfolio in aggregate, the management of the underlying portfolios is significantly influenced by the nature of each respective business and its corresponding liability profile. For each operation, we identify a strategic asset allocation which considers both the nature of the liabilities and the risk and return characteristics of the various asset classes in which we invest. This allocation is informed by our long-term and market expectations, as well as other considerations such as risk appetite, portfolio diversification, duration, desired liquidity and capital. Within appropriate ranges relative to strategic allocations, tactical allocations are made in consideration of prevailing and potential future market conditions. We manage risks that involve uncertainty related to interest rates, credit spreads, equity returns and currency exchange rates.
The Property-Liability portfolio emphasizes protection of principal and consistent income generation, within a total return framework. This approach has produced competitive returns over the long term and is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth. Products with lower liquidity needs, such as auto insurance and discontinued lines and coverages, and capital create capacity to invest in less liquid higher yielding fixed income securities, performance-based investments such as limited partnerships, and equity securities. Products with higher liquidity needs, such as homeowners insurance, are invested primarily in high quality liquid fixed income securities.
The Allstate Financial portfolio is comprised of assets chosen to generate returns to support corresponding liabilities, within an asset-liability framework that targets an appropriate return on capital. For longer-term immediate annuity liabilities, we invest primarily in performance-based investments and equity securities. For shorter-term annuity and life insurance liabilities, we invest primarily in interest-bearing investments, such as fixed income securities and commercial mortgage loans.
The Corporate and Other portfolio balances unique liquidity needs related to the overall corporate capital structure with the pursuit of returns.
Within each segment, we utilize four high level strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may be moved between strategies.
Market-Based Core strategy seeks to deliver predictable earnings aligned to business needs through investments primarily in public fixed income and equity securities. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt are also included in this category. As of December 31, 2016, 81% of the total portfolio follows this strategy with 83% in fixed income securities and mortgage loans and 6% in equity securities.
Market-Based Active strategy seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This strategy may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably. The portfolio primarily includes public fixed income and equity securities. As of December 31, 2016, 12% of the total portfolio follows this strategy with 76% in fixed income securities and 14% in equity securities.
Performance-Based Long-Term (“PBLT”) strategy seeks to deliver attractive risk-adjusted returns over a longer horizon. The return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. As of December 31, 2016, 7% of the total portfolio follows this strategy with 88% in limited partnership interests.

Performance-Based Opportunistic strategy seeks to earn attractive returns by making investments that involve asset dislocations or special situations, often in private markets.
Investments outlook
In December 2016, the FOMC tightened monetary policy by setting the new target range for the federal funds rate at 1/2 percent to 3/4 percent and maintained their inflation target of 2 percent.  The FOMC noted that monetary policy remains accommodative after the increase, thereby supporting further strengthening in the labor market and a return to 2 percent inflation.  The path of the federal funds rate increase will depend on economic conditions and their impact on the economic outlook.  We anticipate that interest rates will continue to increase but remain below historic averages and that financial markets may continue to have periods of high volatility and less liquidity.
Invested assets and income are expected to decline in line with reductions in contractholder funds for the Allstate Financial segment. Additionally, investment income will decline as we continue to invest and reinvest investment proceeds at market yields that are below the current portfolio yield. We plan to focus on the following priorities:

•
Expanding our capabilities in performance-based investing to increase portfolio returns and capital creation and taking advantage of increased market volatility through allocations to market-based active strategies.

•
Continue to shift the portfolio mix to include more performance-based investments. A greater proportion of the return on these investments is derived from idiosyncratic asset or operating performance. While we anticipate higher returns on these investments over time, the investment income can vary significantly between periods.

•	Investing for the specific needs and characteristics of Allstate’s businesses, including its corresponding liability profile.
Portfolio composition by reporting segment  The composition of the investment portfolios by reporting segment as of December 31, 2016 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$30,302	70.9%	$25,578	69.4%	$1,959	87.6%	$57,839	70.7%
Equity securities (2)	4,074	9.5	1,589	4.3	3	0.1	5,666	6.9
Mortgage loans	280	0.7	4,206	11.4	—	—	4,486	5.5
Limited partnership interests (3)	3,042	7.1	2,771	7.5	1	—	5,814	7.1
Short-term investments (4)	3,405	8.0	609	1.7	274	12.3	4,288	5.3
Other	1,619	3.8	2,087	5.7	—	—	3,706	4.5
Total	$42,722	100.0%	$36,840	100.0%	$2,237	100.0%	$81,799	100.0%
______________________________

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $30.20 billion, $24.42 billion, $1.95 billion and $56.58 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $3.67 billion, $1.48 billion, $3 million and $5.16 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.58 billion, $1.40 billion and $2.98 billion for Property-Liability, Allstate Financial and in Total, respectively.

(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $3.41 billion, $609 million, $274 million and $4.29 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5)	Balances reflect the elimination of related party investments between segments.
Investments totaled $81.80 billion as of December 31, 2016, increasing from $77.76 billion as of December 31, 2015, primarily due to positive operating cash flows, proceeds from the issuance of debt, and higher fixed income and equity valuations, partially offset by common share repurchases, net reductions in contractholder funds and dividends paid to shareholders.
The Property-Liability investment portfolio totaled $42.72 billion as of December 31, 2016, increasing from $38.48 billion as of December 31, 2015, primarily due to the proceeds from the issuance of debt that were used to fund the acquisition of SquareTrade on January 3, 2017, positive operating cash flows and higher fixed income and equity valuations, partially offset by dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”).
The Allstate Financial investment portfolio totaled $36.84 billion as of December 31, 2016, increasing from $36.79 billion as of December 31, 2015, primarily due to positive operating cash flows from life and accident and health insurance products and higher fixed income valuations, partially offset by net reductions in contractholder funds.

The Corporate and Other investment portfolio totaled $2.24 billion as of December 31, 2016, decreasing from $2.49 billion as of December 31, 2015, primarily due to common share repurchases and dividends paid to shareholders, partially offset by dividends paid by AIC to the Corporation.
Portfolio composition by investment strategy  The following table presents the investment portfolio by strategy as of December 31, 2016.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based Long-Term	Performance-Based Opportunistic
Fixed income securities	$57,839	$50,527	$7,246	$66	$—
Equity securities	5,666	4,221	1,346	99	—
Mortgage loans	4,486	4,486	—	—	—
Limited partnership interests	5,814	502	—	5,292	20
Short-term investments	4,288	3,475	813	—	—
Other	3,706	3,014	160	532	—
Total	$81,799	$66,225	$9,565	$5,989	$20
% of total		81%	12%	7%	—%

Property-Liability	$42,722	$31,216	$8,313	$3,181	$12
% of Property-Liability		73%	20%	7%	—%
Allstate Financial	$36,840	$32,772	$1,252	$2,808	$8
% of Allstate Financial		89%	3%	8%	—%
Corporate & Other	$2,237	$2,237	$—	$—	$—
% of Corporate & Other		100%	—%	—%	—%

Unrealized net capital gains and losses
Fixed income securities	$1,263	$1,236	$27	$—	$—
Equity securities	509	447	53	9	—
Limited partnership interests	(4)	—	—	(4)	—
Other	2	2	—	—	—
Total	$1,770	$1,685	$80	$5	$—
During 2016, strategic actions focused on optimizing portfolio yield, return and risk in the low interest rate environment. In the Property-Liability portfolio, we maintained the shorter maturity profile of our fixed income securities established in 2013. In the Allstate Financial portfolio, we maintained the portfolio’s shorter maturity profile established in 2015 and continued to shift the proceeds from the sale of longer duration fixed income securities primarily to performance-based investments. These actions have reduced our exposure to rising interest rates. We continue to increase our performance-based investments in both the Property-Liability and Allstate Financial portfolios, consistent with our ongoing strategy to have a greater proportion of return derived from idiosyncratic asset or operating performance and equity securities. In Allstate Financial’s portfolio, performance-based investments and equity securities will continue to be allocated primarily to the longer-term immediate annuity liabilities to improve returns on those products. Shorter-term annuity and life insurance liabilities will continue to be invested primarily in interest-bearing investments, such as fixed income securities and commercial mortgage loans.
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of December 31, 2016	Percent to total investments	Fair value as of December 31, 2015	Percent to total investments
U.S. government and agencies	$3,637	4.5%	$3,922	5.0%
Municipal	7,333	9.0	7,401	9.5
Corporate	43,601	53.3	41,827	53.8
Foreign government	1,075	1.3	1,033	1.4
ABS	1,171	1.4	2,327	3.0
RMBS	728	0.9	947	1.2
CMBS	270	0.3	466	0.6
Redeemable preferred stock	24	—	25	—
Total fixed income securities	$57,839	70.7%	$57,948	74.5%

Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of December 31, 2016, 85.1% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of December 31, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,637	$65	$—	$—	$3,637	$65
Municipal
Tax exempt	4,943	(38)	39	(5)	4,982	(43)
Taxable	2,297	261	54	(1)	2,351	260
Corporate
Public	26,806	511	4,686	68	31,492	579
Privately placed	9,053	246	3,056	34	12,109	280
Foreign government	1,070	32	5	—	1,075	32
ABS
Collateralized debt obligations (“CDO”)	624	(4)	53	3	677	(1)
Consumer and other asset-backed securities (“Consumer and other ABS”)	490	2	4	1	494	3
RMBS
U.S. government sponsored entities (“U.S. Agency”)	143	4	—	—	143	4
Non-agency	36	1	549	72	585	73
CMBS	94	1	176	7	270	8
Redeemable preferred stock	24	3	—	—	24	3
Total fixed income securities	$49,217	$1,084	$8,622	$179	$57,839	$1,263

Property-Liability	$25,011	$5	$5,291	$93	$30,302	$98
Allstate Financial	22,329	1,069	3,249	85	25,578	1,154
Corporate & Other	1,877	10	82	1	1,959	11
Total fixed income securities	$49,217	$1,084	$8,622	$179	$57,839	$1,263
Municipal bonds, including tax exempt and taxable securities, totaled $7.33 billion as of December 31, 2016 with an unrealized net capital gain of $217 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $282 million of pre-refunded bonds, as of December 31, 2016.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating
Texas	$17	$364	$321	$702	$667	Aa
California	89	186	234	509	465	Aa
New York	9	80	393	482	469	Aa
Florida	94	34	277	405	399	Aa
Washington	248	7	141	396	391	Aa
Michigan	228	8	147	383	383	Aa
Oregon	89	186	46	321	292	Aa
Pennsylvania	85	50	139	274	273	Aa
Illinois	1	46	174	221	208	A
Ohio	97	26	94	217	216	Aa
All others	764	633	1,744	3,141	3,083	Aa
Total	$1,721	$1,620	$3,710	$7,051	$6,846	Aa
______________________________

(1)
The nature of the activities supporting revenue bonds is diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor. We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments. As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor. As of December 31, 2016, 99.7% of our insured municipal bond portfolio is rated investment grade.
Corporate bonds, including publicly traded and privately placed, totaled $43.60 billion as of December 31, 2016, with an unrealized net capital gain of $859 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
Our $12.11 billion portfolio of privately placed securities is diversified by issuer, industry sector and country. The portfolio is made up of 432 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after due diligence of the issuer, typically including discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.
Our corporate bonds portfolio includes $7.74 billion of below investment grade bonds, $3.06 billion of which are privately placed. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 276 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market, yet with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
Foreign government securities totaled $1.08 billion as of December 31, 2016, with 99.5% rated investment grade and an unrealized net capital gain of $32 million. Of these securities, 69.1% are in Canadian governmental and provincial securities (64.4% of which are held by our Canadian companies), 19.2% are backed by the U.S. government and the remaining 11.7% are highly diversified in other foreign governments.
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
ABS, including CDO and Consumer and other ABS, totaled $1.17 billion as of December 31, 2016, with 95.1% rated investment grade and an unrealized net capital gain of $2 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $677 million as of December 31, 2016, with 92.2% rated investment grade and an unrealized net capital loss of $1 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $494 million as of December 31, 2016, with 99.2% rated investment grade. Consumer and other ABS consists of $208 million of consumer auto, $126 million of credit card and $160 million of other ABS with unrealized net capital gains of zero, zero and $3 million, respectively.
RMBS totaled $728 million as of December 31, 2016, with 24.6% rated investment grade and an unrealized net capital gain of $77 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $585 million as of December 31, 2016, with 6.2% rated investment grade and an unrealized net capital gain of $73 million.
CMBS totaled $270 million as of December 31, 2016, with 34.8% rated investment grade and an unrealized net capital gain of $8 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. Of the CMBS investments, 91.8% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area. The remainder consists of non-traditional CMBS such as privately placed, small balance transactions.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $5.67 billion as of December 31, 2016, with an unrealized net capital gain of $509 million.
Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.49 billion as of December 31, 2016 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of December 31, 2016.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$1,105	$132	$45	$1,282
Equity method of accounting (“EMA”)	3,105	970	457	4,532
Total	$4,210	$1,102	$502	$5,814

Number of managers	121	38	14	173
Number of individual investments	226	81	19	326
Largest exposure to single investment	$171	$71	$210	$210
Short-term investments totaled $4.29 billion as of December 31, 2016. This includes $1.4 billion that was used to fund the acquisition of SquareTrade on January 3, 2017.
Other investments primarily comprise $1.67 billion of bank loans, $904 million of policy loans, $467 million of agent loans (loans issued to exclusive Allstate agents), $318 million of real estate and $111 million of derivatives as of December 31, 2016. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.

Unrealized net capital gains totaled $1.77 billion as of December 31, 2016 compared to $1.03 billion as of December 31, 2015. The increase for fixed income securities was primarily due to a decrease in market yields resulting from tighter credit spreads partially offset by an increase in risk-free interest rates. The increase for equity securities was primarily due to favorable equity market performance, as well as the realization of unrealized net capital losses through write-downs, partially offset by the realization of unrealized net capital gains through sales.
The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2016	2015
U.S. government and agencies	$65	$86
Municipal	217	369
Corporate	859	153
Foreign government	32	50
ABS	2	(32)
RMBS	77	90
CMBS	8	28
Redeemable preferred stock	3	3
Fixed income securities	1,263	747
Equity securities	509	276
Derivatives	2	6
EMA limited partnerships	(4)	(4)
Unrealized net capital gains and losses, pre-tax	$1,770	$1,025

Property-Liability	$500	$84
Allstate Financial	1,263	929
Corporate & Other	7	12
Unrealized net capital gains and losses, pre-tax	$1,770	$1,025
We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in our evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost. All investments in an unrealized loss position as of December 31, 2016 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.
The unrealized net capital gain for the fixed income portfolio totaled $1.26 billion, comprised of $1.71 billion of gross unrealized gains and $447 million of gross unrealized losses as of December 31, 2016. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $747 million, comprised of $1.71 billion of gross unrealized gains and $960 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2016 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$13,971	$263	$(101)	$14,133
Utilities	5,048	323	(49)	5,322
Capital goods	4,278	108	(33)	4,353
Banking	3,316	36	(27)	3,325
Communications	3,689	81	(26)	3,744
Transportation	1,672	76	(24)	1,724
Technology	3,504	49	(19)	3,534
Basic industry	2,113	67	(16)	2,164
Financial services	2,747	76	(12)	2,811
Energy	2,055	88	(11)	2,132
Other	349	11	(1)	359
Total corporate fixed income portfolio	42,742	1,178	(319)	43,601
U.S. government and agencies	3,572	74	(9)	3,637
Municipal	7,116	304	(87)	7,333
Foreign government	1,043	36	(4)	1,075
ABS	1,169	13	(11)	1,171
RMBS	651	85	(8)	728
CMBS	262	17	(9)	270
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$56,576	$1,710	$(447)	$57,839
The consumer goods, utilities and capital goods sectors comprise 32%, 12% and 10%, respectively, of the carrying value of our corporate fixed income portfolio as of December 31, 2016. The consumer goods, utilities and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income portfolio as of December 31, 2016. In general, the gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
Global oil prices and natural gas values declined significantly from 2014 through the first quarter of 2016. We decreased our exposure to the energy sector in first quarter 2016. Our remaining holdings appreciated in value as oil and natural gas values increased over the remainder of the year. In the fixed income and equity securities tables above and below, oil and natural gas exposure is reflected within the energy sector.
Securities that have direct exposure to the energy sector are presented in the following table.

($ in millions)	December 31, 2016		December 31, 2015
	Fair value	Amortized cost or Cost	Fair value	Amortized cost or Cost
Fixed income securities	$2,132	$2,055	$4,256	$4,549
Equity securities	330	294	235	255
Total	$2,462	$2,349	$4,491	$4,804

The following table summarizes the fair value and gross unrealized losses of fixed income securities in a loss position by type and credit quality as of December 31, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$4,200	$(76)	$1,051	$(25)	$5,251	$(101)
Utilities	1,206	(29)	214	(20)	1,420	(49)
Capital goods	1,364	(31)	147	(2)	1,511	(33)
Banking	858	(26)	11	(1)	869	(27)
Communications	994	(19)	339	(7)	1,333	(26)
Transportation	422	(23)	31	(1)	453	(24)
Technology	1,000	(16)	179	(3)	1,179	(19)
Basic industry	451	(10)	242	(6)	693	(16)
Financial services	764	(11)	45	(1)	809	(12)
Energy	246	(5)	214	(6)	460	(11)
Other	43	(1)	—	—	43	(1)
Total corporate fixed income portfolio	11,548	(247)	2,473	(72)	14,021	(319)
U.S. government and agencies	943	(9)	—	—	943	(9)
Municipal	3,061	(75)	41	(12)	3,102	(87)
Foreign government	225	(4)	—	—	225	(4)
ABS	317	(8)	14	(3)	331	(11)
RMBS	66	(1)	78	(7)	144	(8)
CMBS	11	—	63	(9)	74	(9)
Total fixed income securities	$16,171	$(344)	$2,669	$(103)	$18,840	$(447)

Property-Liability	$10,260	$(185)	$1,664	$(49)	$11,924	$(234)
Allstate Financial	5,129	(152)	981	(53)	6,110	(205)
Corporate & Other	782	(7)	24	(1)	806	(8)
Total fixed income securities	$16,171	$(344)	$2,669	$(103)	$18,840	$(447)

The following table summarizes the fair value and gross unrealized losses for below investment grade corporate fixed income securities in a loss position by sector and credit rating as of December 31, 2016.

($ in millions)	Less than 12 months
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$501	$(11)	$451	$(9)	$34	$(2)	$986	$(22)
Utilities	53	(4)	102	(4)	10	(7)	165	(15)
Capital goods	57	(1)	79	(1)	—	—	136	(2)
Banking	2	—	—	—	—	—	2	—
Communications	245	(3)	32	—	—	—	277	(3)
Transportation	15	—	16	(1)	—	—	31	(1)
Technology	173	(3)	—	—	—	—	173	(3)
Basic industry	224	(6)	13	—	—	—	237	(6)
Financial services	9	—	1	—	—	—	10	—
Energy	102	(1)	50	(1)	5	—	157	(2)
Subtotal	$1,381	$(29)	$744	$(16)	$49	$(9)	$2,174	$(54)

	12 months or more
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$10	$—	$33	$(1)	$22	$(2)	$65	$(3)
Utilities	—	—	32	(2)	17	(3)	49	(5)
Capital goods	—	—	11	—	—	—	11	—
Banking	9	(1)	—	—	—	—	9	(1)
Communications	42	(2)	20	(2)	—	—	62	(4)
Transportation	—	—	—	—	—	—	—	—
Technology	4	—	—	—	2	—	6	—
Basic industry	—	—	—	—	5	—	5	—
Financial services	35	(1)	—	—	—	—	35	(1)
Energy	16	(3)	36	—	5	(1)	57	(4)
Subtotal	$116	$(7)	$132	$(5)	$51	$(6)	$299	$(18)

Total	$1,497	$(36)	$876	$(21)	$100	$(15)	$2,473	$(72)
Of the unrealized losses on below investment grade corporate fixed income securities, 25.0% or $18 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2016.
The unrealized net capital gain for the equity portfolio totaled $509 million, comprised of $594 million of gross unrealized gains and $85 million of gross unrealized losses as of December 31, 2016. This is compared to an unrealized net capital gain for the equity portfolio totaling $276 million, comprised of $415 million of gross unrealized gains and $139 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on equity securities by sector as of December 31, 2016 are provided in the table below.

($ in millions)	Cost	Gross unrealized		Fair value
		Gains	Losses
Consumer goods (cyclical and non-cyclical)	$1,280	$96	$(46)	$1,330
Communications	236	23	(11)	248
Banking	498	94	(6)	586
Financial services	353	37	(5)	385
Real estate	131	6	(4)	133
Energy	294	39	(3)	330
Utilities	116	9	(3)	122
Technology	529	81	(2)	608
Capital goods	450	44	(2)	492
Basic industry	162	18	(2)	178
Transportation	79	13	—	92
Funds	1,029	134	(1)	1,162
Total equity securities	$5,157	$594	$(85)	$5,666
Within the equity portfolio, the unrealized losses were primarily concentrated in the consumer goods and communications sectors. The unrealized losses were company and sector specific.
As of December 31, 2016, we have not made the decision to sell and it is not more likely than not we will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2016, we have the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which they voted to leave the European Union. A formal process of withdrawal under Article 50 of the Lisbon Treaty is expected to be followed and, once invoked, would take place over a period of up to two years. Significant uncertainty exists as the U.K.’s exit from the European Union will be a multi-year process and impacts on the global economy are difficult to predict. We expect the impact on the Company’s investment activities to be immaterial.
Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2016	2015	2014
Fixed income securities	$2,060	$2,218	$2,447
Equity securities	137	110	117
Mortgage loans	217	228	265
Limited partnership interests	561	549	614
Short-term investments	16	9	7
Other	222	192	170
Investment income, before expense	3,213	3,306	3,620
Investment expense	(171)	(150)	(161)
Net investment income	$3,042	$3,156	$3,459

Property-Liability	$1,266	$1,237	$1,301
Allstate Financial	1,734	1,884	2,131
Corporate & Other	42	35	27
Net investment income	$3,042	$3,156	$3,459

Market-Based Core	$2,340	$2,495
Market-Based Active	262	213
Performance-Based Long-Term	606	589
Performance-Based Opportunistic	5	9
Investment income, before expense	$3,213	$3,306
Net investment income decreased 3.6% or $114 million in 2016 compared to 2015, after decreasing 8.8% or $303 million in 2015 compared to 2014. The 2016 decrease was primarily due to lower fixed income yields resulting from lower market yields and portfolio repositioning (including both the 2015 maturity profile shortening in Allstate Financial and the shift to performance-based investments). The 2015 decrease was primarily due to lower average investment balances including the sale of LBL on April 1, 2014, lower limited partnership income, lower yields due to maturity profile shortening in the Allstate Financial portfolio, and lower prepayment fee income and litigation proceeds, partially offset by an increased allocation to high yield investments and lower investment expenses. Net investment income in 2016 includes $45 million related to prepayment fee income compared to $65 million in 2015. Prepayment fee income may vary significantly from period to period.
Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2016	2015	2014
Impairment write-downs	$(234)	$(195)	$(32)
Change in intent write-downs	(69)	(221)	(213)
Net other-than-temporary impairment losses recognized in earnings	(303)	(416)	(245)
Sales and other	213	470	975
Valuation and settlements of derivative instruments	—	(24)	(36)
Realized capital gains and losses, pre-tax	(90)	30	694
Income tax benefit (expense)	34	(11)	(243)
Realized capital gains and losses, after-tax	$(56)	$19	$451

Property-Liability	$—	$(154)	$357
Allstate Financial	(54)	173	94
Corporate & Other	(2)	—	—
Realized capital gains and losses, after-tax	$(56)	$19	$451

Market-Based Core	$(42)	$70
Market-Based Active	21	9
Performance-Based Long-Term	(76)	(46)
Performance-Based Opportunistic	7	(3)
Realized capital gains and losses, pre-tax	$(90)	$30
Impairment write-downs, which include changes in the mortgage loan valuation allowance, for the years ended December 31 are presented in the following table.

($ in millions)	2016	2015	2014
Fixed income securities	$(44)	$(75)	$(24)
Equity securities	(125)	(59)	(6)
Mortgage loans	—	4	5
Limited partnership interests	(56)	(51)	(7)
Other investments	(9)	(14)	—
Impairment write-downs	$(234)	$(195)	$(32)
Impairment write-downs on fixed income securities in 2016 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to investments with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down. Impairment write-downs in 2016 included $108 million related to investments with exposure to the energy sector.
Impairment write-downs on fixed income securities in 2015 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances including exposure to oil and natural gas, defaulted special assessment municipal bonds, and collateralized loan obligations that experienced deterioration in expected cash flows. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to two investments that have been impacted by the decline in natural gas prices. Impairment write-downs in 2015 included $97 million and $18 million of investments with exposure to the energy sector and metals and mining exposure in the basic industry sector, respectively.
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

Change in intent write-downs totaled $69 million, $221 million and $213 million in 2016, 2015 and 2014, respectively. The change in intent write-downs primarily relate to equity securities that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio. As of December 31, 2016, these holdings totaled $1.7 billion. For certain equity securities managed by third parties, we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings. As of December 31, 2016, these holdings totaled $49 million and we recognized change in intent write-downs of $3 million in 2016.
Sales and other generated $213 million, $470 million and $975 million of net realized capital gains in 2016, 2015 and 2014, respectively. Sales and other in 2016 included sales of equity and fixed income securities in connection with ongoing portfolio management, as well as gains from valuation changes in public securities held in certain limited partnerships. Sales in first quarter 2016 included $105 million of losses on $1.90 billion of sales to reduce our exposure to the energy, metals and mining sectors. Sales and other in 2015 included sales of longer duration fixed income securities in connection with the maturity profile shortening in Allstate Financial and equity securities in connection with ongoing portfolio management, as well as losses from valuation changes in public securities held in certain limited partnerships. Sales and other in 2014 primarily related to equity and fixed income securities in connection with ongoing portfolio management.
Valuation and settlements of derivative instruments net realized capital gains netted to zero in 2016 and net realized capital losses were $24 million and $36 million in 2015 and 2014, respectively. 2016 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar, offset by losses on equity futures used for risk management due to increases in equity indices and losses on credit default swaps due to the tightening of credit spreads on the underlying credit names. The net realized capital losses in 2015 primarily comprised losses on foreign currency contracts due to the weakening of the Canadian Dollar. The net realized capital losses in 2014 primarily comprised losses on equity futures used for risk management due to increases in equity indices and losses on foreign currency contracts due to the weakening of the Canadian dollar.
Performance-based long-term investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets and are materially reflected through our limited partnership investments.
The following table presents investment income for PBLT investments for the years ended December 31.

($ in millions)	2016	2015	2014
Limited partnerships
Private equity (1)	$455	$402	$391
Real estate	103	158	211
Timber and agriculture-related	3	(1)	—
PBLT - limited partnerships (2)	561	559	602

Other
Private equity	4	1	—
Real estate	33	22	14
Timber and agriculture-related	8	7	9
PBLT - other	45	30	23

Total
Private equity	459	403	391
Real estate	136	180	225
Timber and agriculture-related	11	6	9
Total PBLT	$606	$589	$625

Asset level operating expenses (3)	$(32)	$(19)	$(14)

Property-Liability	$297	$294	$354
Allstate Financial	309	295	271
Total PBLT	$606	$589	$625
______________________________

(1)	Includes infrastructure.

(2)
Other limited partnership interests are located in the market-based core and performance-based opportunistic investing strategies and are not included in the performance-based long-term table above. Investment income (loss) was zero, $(10) million and $12 million in 2016, 2015 and 2014, respectively, for these limited partnership interests.

(3)
Asset level operating expenses include depreciation and direct expenses of the assets reported in investment expense. When calculating the pre-tax yields, asset level operating expenses are netted against income for directly held real estate, timber and other consolidated investments.

PBLT investments produced investment income of $606 million in 2016 compared to $589 million in 2015. The increase primarily related to income realization on direct real estate investments and higher valuations, including private equity investments with exposure to the energy sector, partially offset by lower distributions from cost method funds due to a decrease in realizations on the underlying investments.
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
The following table presents realized capital gains and losses for PBLT investments for the years ended December 31.

($ in millions)	2016	2015	2014
Limited partnerships
Private equity	$(57)	$(46)	$(40)
Real estate	5	(4)	53
Timber and agriculture-related	—	—	—
PBLT - limited partnerships (1)	(52)	(50)	13

Other
Private equity	(26)	6	—
Real estate	2	(3)	7
Timber and agriculture-related	—	1	—
PBLT - other	(24)	4	7

Total
Private equity	(83)	(40)	(40)
Real estate	7	(7)	60
Timber and agriculture-related	—	1	—
Total PBLT	$(76)	$(46)	$20

Property-Liability	$(46)	$(34)	$22
Allstate Financial	(30)	(12)	(2)
Total PBLT	$(76)	$(46)	$20
______________________________

(1)
Other limited partnership interests are located in the market-based core and performance-based opportunistic investing strategies and are not included in the performance-based long-term table above. Realized capital gains and losses were $31 million, $(43) million and zero in 2016, 2015 and 2014, respectively, for these limited partnership interests.

Realized capital losses on PBLT investments were $76 million and $46 million in 2016 and 2015, respectively, compared to realized capital gains of $20 million in 2014. 2016 included impairment write-downs on certain investments with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down. 2015 included impairment write-downs primarily related to two energy related investments that had been impacted by a decline in natural gas prices.
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
As of December 31, 2016, the difference between our asset and liability duration was a (2.02) gap compared to a (1.25) gap as of December 31, 2015. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets, while a positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. The Property-Liability segment generally maintains a positive duration gap between its assets and liabilities due to the relatively short duration of auto and homeowners claims, which are its primary liabilities. The Allstate Financial segment may have a positive or negative duration gap, as the duration of its assets and liabilities vary with its product mix and investing activity. As of December 31, 2016, Property-Liability had a positive duration gap while Allstate Financial had a negative duration gap.
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
Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2016, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the net fair value of the assets and liabilities by $1.50 billion, compared to an increase of $963 million as of December 31, 2015, reflecting year to year changes in duration and the amount of assets and liabilities. The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. The estimate excludes traditional and interest-sensitive life insurance and other products that are not considered financial instruments and the $10.85 billion of assets supporting them and the associated liabilities. The $10.85 billion of assets excluded from the calculation increased from $9.86 billion as of December 31, 2015. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance and other products that are not considered financial instruments would decrease in value by $560 million compared to a decrease of $558 million as of December 31, 2015.
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
Spread duration is calculated similarly to interest rate duration. As of December 31, 2016, the spread duration of Property-Liability assets was 3.20, compared to 3.38 as of December 31, 2015, and the spread duration of Allstate Financial assets was 4.83, compared to 4.91 as of December 31, 2015. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2016, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $2.40 billion compared to $2.52 billion as of December 31, 2015. Reflected in the spread duration calculation are the effects of our tactical actions that use credit default swaps to manage spread risk. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2016, we held $5.48 billion in common stocks and exchange traded and mutual funds and $6.00 billion in other securities with equity risk (including primarily limited partnership interests and non-redeemable preferred securities), compared to $4.98 billion and $4.98 billion, respectively, as of December 31, 2015. 71.3% of the common stocks and exchange traded and mutual funds and 53.5% of the other securities with equity risk are in Property-Liability as of December 31, 2016, compared to 68.3% and 53.4%, respectively, as of December 31, 2015.
As of December 31, 2016, our portfolio of common stocks and other securities with equity risk had a cash market portfolio beta of 1.04, compared to a beta of 1.17 as of December 31, 2015. Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”). Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 10.4%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2016, we estimate that an immediate increase or decrease in the S&P 500 of 10% would increase or decrease the net fair value of our equity investments by $1.20 billion, compared to $1.17 billion as of December 31, 2015. The selection of a 10% immediate increase or decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
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
As of December 31, 2016 and 2015, we had separate account assets related to variable annuity and variable life contracts with account values totaling $3.39 billion and $3.66 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for both 2016 and 2015 were $40 million. Separate account liabilities related to variable life contracts were $66 million and $69 million as of December 31, 2016 and 2015, respectively.
As of both December 31, 2016 and 2015, we had $1.81 billion in equity-indexed life and annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.
Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks, limited partnership interests, and our Canadian, Northern Ireland and Indian operations. We also have investments in certain fixed income securities and emerging market fixed income funds that are denominated in foreign currencies and derivatives are used to hedge approximately 48% of this foreign currency risk.
As of December 31, 2016, we had $1.86 billion in foreign currency denominated equity investments, $901 million net investment in our foreign subsidiaries, primarily related to our Canadian operations, and $97 million in unhedged non-dollar fixed income securities. These amounts were $1.97 billion, $780 million, and $17 million, respectively, as of December 31, 2015. 65% of the foreign currency exposure is in the Property-Liability business.
Based upon the information and assumptions used as of December 31, 2016, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $269 million, compared with an estimated $278 million decrease as of December 31, 2015. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
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

PENSION AND OTHER POSTRETIREMENT PLANS
We have defined benefit pension plans, which cover most full-time employees, certain part-time employees and employee-agents. Benefits are based primarily on a cash balance formula; however, certain participants have a significant portion of their benefits attributable to a former final average pay formula. 89% of the projected benefit obligation of our primary qualified employee plan is related to the former final average pay formula. See Note 17 of the consolidated financial statements for a complete discussion of these plans and their effect on the consolidated financial statements. The pension and other postretirement plans may be amended or terminated at any time. Any revisions could result in significant changes to our obligations and our obligation to fund the plans.
We report unrecognized pension and other postretirement benefit cost in the Consolidated Statements of Financial Position as a component of accumulated other comprehensive income in shareholders’ equity. It represents the after-tax differences between the fair value of plan assets and the projected benefit obligation (“PBO”) for pension plans and the accumulated postretirement benefit obligation for other postretirement plans that have not yet been recognized as a component of net periodic cost. As of December 31, 2016, unrecognized pension and other postretirement benefit cost totaled $1.42 billion comprising $1.62 billion of unrecognized costs related to pension benefits and $204 million of unrecognized benefits related to other postretirement benefits. The unrecognized pension and other postretirement benefit cost increased by $104 million as of December 31, 2016 from $1.32 billion as of December 31, 2015. The measurement of the unrecognized pension and other postretirement benefit cost can vary based upon the fluctuations in the fair value of plan assets and the actuarial assumptions used for the plans as discussed below. The increase in the unrecognized pension and other postretirement benefit cost is primarily related to actuarial assumptions and census data updates, including decreases in the discount rate assumptions and lump sums paid at interest rates lower than the actuarially assumed rates, partially offset by asset returns that were greater than expected.
The components of net periodic pension cost for all pension plans for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Service cost	$113	$114	$96
Interest cost	286	258	262
Expected return on plan assets	(398)	(424)	(398)
Amortization of:
Prior service credit	(56)	(56)	(58)
Net actuarial loss	174	190	127
Settlement loss	27	31	54
Net periodic cost	$146	$113	$83
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
When the actual return on plan assets exceeds the expected return on plan assets it reduces the net actuarial loss; when the expected return exceeds the actual return it increases the net actuarial loss. It is recorded in accumulated other comprehensive income as unrecognized pension benefit cost and may be amortized. The market-related value adjustment represents the current difference between actual returns and expected returns on equity securities and hedge fund limited partnerships recognized over a five year period. The market-related value adjustment is a deferred net loss of $23 million as of December 31, 2016. The expected return on plan assets fluctuates when the market-related value of plan assets changes and when the expected long-term rate of return on plan assets assumption changes.
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
A decrease in the discount rate increased the net actuarial loss by $389 million in 2016, an increase in the discount rate decreased the net actuarial loss by $465 million in 2015, and a decrease in the discount rate increased the net actuarial loss by $576 million in 2014. The difference between actual and expected returns on plan assets decreased the net actuarial loss by $93 million in 2016, increased the loss by $466 million in 2015 and decreased the loss by $144 million in 2014.
Settlement charges are non-cash charges that accelerate the recognition of unrecognized pension benefit cost, that would have been incurred in subsequent periods, when plan payments, primarily lump sums from qualified pension plans, exceed a threshold of service plus interest cost for the period. The value of lump sums paid in 2016 was lower than in 2015, in the primary employee plan, and did not exceed the settlement charge threshold. The value of lump sums paid in 2015 was higher than 2014, in the primary employee plan, but did not exceed the settlement charge threshold.
Net periodic pension cost in 2017 is estimated to be $135 million including expected settlement charges of $33 million primarily for lump sum payments under the employee-agent plan. Expected returns on plan assets and amortization of prior service credits partially offset the other components of pension cost. The decrease is primarily due to lower interest costs as a result of decreases in discount rates. Pension expense is reported consistent with other types of employee compensation and as a result is included in claims expense, operating costs and expenses and investment expense. Net periodic pension cost increased in 2016 to $146 million compared to $113 million in 2015 due to higher interest costs as a result of increases in discount rates. Net periodic pension cost increased in 2015 to $113 million compared to $83 million in 2014 due to higher amortization of net actuarial loss offset by a higher expected return on assets. In 2016, 2015 and 2014, net pension cost included non-cash settlement charges resulting from lump sum distributions. Settlement charges are likely to continue for some period in the future as we settle our remaining pension obligations from the employee-agent plan by making lump sum distributions. The settlement charge threshold for our primary employee plan is lower beginning in 2014 due to the new benefit formula and low interest rates and as a result a lower amount of lump sum benefits may trigger settlement charges in the future. If interest rates increase in 2017, there may be an increase in employees electing retirement, which could trigger settlement charges in 2017.
We anticipate that the net actuarial loss for our pension plans will exceed 10% of the greater of the PBO or the market-related value of assets in 2017 and into the foreseeable future, resulting in additional amortization and net periodic pension cost. The net actuarial loss will be amortized over the remaining service life of active employees (approximately 10 years) or will reverse with increases in the discount rate or better than expected returns on plan assets.
Amounts recorded for net periodic pension cost and accumulated other comprehensive income are significantly affected by changes in the assumptions, particularly the discount rate and the expected long-term rate of return on plan assets. The discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds and bonds with a make-whole provision available in the Bloomberg corporate bond universe having ratings of at least “AA” by S&P or at least “Aa” by Moody’s on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost and accumulated other comprehensive income.
Holding other assumptions constant, a hypothetical decrease of 100 basis points in the discount rate would result in an increase of $28 million, pre-tax, in net periodic pension cost and a $446 million, after-tax, increase in the unrecognized pension cost liability recorded as accumulated other comprehensive income as of December 31, 2016, compared to an increase of $33 million, pre-tax, in net periodic pension cost and a $426 million, after-tax, increase in the unrecognized pension cost liability as of December 31, 2015. A hypothetical increase of 100 basis points in the discount rate would decrease net periodic pension cost by $25 million, pre-tax, and would decrease the unrecognized pension cost liability recorded as accumulated other comprehensive income by $375 million, after-tax, as of December 31, 2016, compared to a decrease in net periodic pension cost of $30 million, pre-tax, and a $360 million, after-tax, decrease in the unrecognized pension cost liability recorded as accumulated other comprehensive income as of December 31, 2015. This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.
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
Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $56 million in net periodic pension cost as of December 31, 2016, compared to $54 million as of December 31, 2015. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $56 million as of December 31, 2016, compared to $54 million as of December 31, 2015.
The primary qualified plans have unrealized net gains as of December 31, 2016 of $525 million, an increase of $306 million from the prior year. $523 million of unrealized gains are related to equity securities as of December 31, 2016 compared to $283 million as of December 31, 2015. During 2016, the two primary qualified plans realized capital gains of $82 million. Given the Plan’s exposure to an increase in interest rates, the plans continue to maintain a shortened duration in the fixed income portfolio.
We target funding levels in accordance with applicable regulations, including those under the Internal Revenue Code (“IRC”) for the U.S. pension plans, and generally accepted actuarial principles. Our funding levels were within our targeted range as of December 31, 2016. In 2016, we contributed $131 million to our pension plans. We expect to contribute $136 million for the 2017 fiscal year to maintain the plans’ funded status. This estimate could change significantly following either an improvement or decline in investment markets.
Participating subsidiaries fund the Plans’ contributions under our master services cost sharing agreement. In addition, as a result of joint and several pension liability rules under the IRC and the Employee Retirement Income Security Act of 1974, as amended, many liabilities that arise in connection with pension plans are joint and several across all members of a controlled group of entities.
GOODWILL
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $823 million and $396 million as of December 31, 2016 for the Allstate Protection segment and the Allstate Financial segment, respectively. Our reporting units are equivalent to our reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination.
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
During fourth quarter 2016, we completed our annual goodwill impairment test using information as of September 30, 2016. The stock price and market capitalization analysis resulted in the fair value of our reporting units exceeding their respective carrying values. The results of this analysis are supported by the operating performance of the individual reporting units as well as their respective industry sector’s performance. Goodwill impairment evaluations indicated no impairment as of December 31, 2016 and no reporting unit was at risk of having its carrying value including goodwill exceed its fair value.
CAPITAL RESOURCES AND LIQUIDITY 2016 HIGHLIGHTS

•	Shareholders’ equity as of December 31, 2016 was $20.57 billion, an increase of 2.7% from $20.03 billion as of December 31, 2015.

•
On January 4, 2016, April 1, 2016, July 1, 2016, and October 3, 2016, we paid common shareholder dividends of $0.30, $0.33, $0.33 and $0.33, respectively. On November 18, 2016, we declared a common shareholder dividend of $0.33 payable on January 3, 2017. On February 10, 2017, we declared a common shareholder dividend of $0.37 payable on April 3, 2017.

•
In 2016, we returned $1.8 billion to shareholders through a combination of common stock dividends and repurchasing 5.3% of our beginning-of-year outstanding shares. As of December 31, 2016, there was $691 million remaining on the $1.5 billion common share repurchase program.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources as of December 31.

($ in millions)	2016	2015	2014
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$20,989	$20,780	$21,743
Accumulated other comprehensive (loss) income	(416)	(755)	561
Total shareholders’ equity	20,573	20,025	22,304
Debt	6,347	5,124	5,140
Total capital resources	$26,920	$25,149	$27,444
Ratio of debt to shareholders’ equity	30.9%	25.6%	23.0%
Ratio of debt to capital resources	23.6%	20.4%	18.7%
Shareholders’ equity increased in 2016, primarily due to net income and increased unrealized net capital gains on investments, partially offset by common share repurchases and dividends paid to shareholders. In 2016, we paid dividends of $486 million and $116 million related to our common and preferred shares, respectively. Shareholders’ equity decreased in 2015, primarily due to common share repurchases, decreased unrealized net capital gains on investments and dividends paid to shareholders, partially offset by net income.
Debt  On December 8, 2016, we issued $550 million of 3.28% Senior Notes due 2026 and $700 million of 4.20% Senior Notes due 2046. The proceeds of this issuance were used for general corporate purposes, including in part to fund the purchase price for the acquisition of SquareTrade that closed on January 3, 2017.
We have no debt maturities until May 2018. As of December 31, 2016 and 2015, there were no outstanding commercial paper borrowings. For further information on outstanding debt, see Note 12 of the consolidated financial statements.
Common share repurchases  As of December 31, 2016, there was $691 million remaining on the common share repurchase program.
In April 2016, we completed the $3 billion common share repurchase program that commenced in March 2015. In May 2016, the Board authorized a new $1.5 billion common share repurchase program that is expected to be completed by November 2017.
During 2016, we repurchased 20.2 million common shares for $1.34 billion. The common share repurchases were completed through open market transactions and two accelerated share repurchase agreements.
Since 1995, we have acquired 666 million shares of our common stock at a cost of $29.61 billion, primarily as part of various stock repurchase programs. We have reissued 133 million common shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total common shares outstanding has decreased by 533 million shares or 59.3%, primarily due to our repurchase programs.

Financial ratings and strength  The following table summarizes our senior long-term debt, commercial paper and insurance financial strength ratings as of December 31, 2016.

	Moody’s	S&P Global Ratings	A.M. Best
The Allstate Corporation (debt)	A3	A-	a-
The Allstate Corporation (short-term issuer)	P-2	A-2	AMB-1
Allstate Insurance Company (insurance financial strength)	Aa3	AA-	A+
Allstate Life Insurance Company (insurance financial strength)	A1	A+	A+
Allstate Assurance Company (insurance financial strength)	A1	N/A	A+
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
In April 2016, A.M. Best affirmed The Allstate Corporation’s debt and short-term issuer ratings of a- and AMB-1, respectively, and the insurance financial strength ratings of A+ for AIC and ALIC. The outlook for the ratings remained stable. The insurance financial strength rating of Allstate Assurance Company was upgraded to A+ from A. The outlook for the rating was revised to stable from positive. In November 2016, S&P updated The Allstate Corporation’s short-term issuer rating to A-2 from A-1 due to criteria misapplication. In December 2016, S&P affirmed The Allstate Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength ratings of AA- for AIC and A+ for ALIC. The outlook for the ratings remained stable. There was no change to our ratings from Moody’s in 2016.
We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. In April 2016, A.M. Best affirmed the Allstate New Jersey Insurance Company, which writes auto and homeowners insurance, rating of A-, and North Light Specialty Insurance Company, our excess and surplus lines carrier, rating of A+. The outlook for these ratings are stable. Allstate New Jersey Insurance Company also has a Financial Stability Rating® of A” from Demotech, which was affirmed in November 2016. In October 2016, A.M. Best affirmed the Castle Key Insurance Company, which underwrites personal lines property insurance in Florida, rating of B-. Castle Key Insurance Company also has a Financial Stability Rating® of A’ from Demotech, which was affirmed in November 2016.
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
Allstate’s domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. Property-Liability is comprised of 29 insurance companies, each of which has individual company dividend limitations. As of December 31, 2016, total statutory surplus is $16.82 billion compared to $16.49 billion as of December 31, 2015. Property-Liability surplus was $13.44 billion as of December 31, 2016, compared to $13.33 billion as of December 31, 2015. Allstate Financial surplus was $3.38 billion as of December 31, 2016, compared to $3.16 billion as of December 31, 2015. In 2016, we completed a mortality study for our structured settlement annuities with life contingencies. The study indicated that annuitants are living longer and receiving benefits for a longer period than originally estimated. The final results of the study were incorporated in the statutory reserving process and led to an additional $143 million increase in statutory reserves as of December 31, 2016. This decreased Allstate Financial’s surplus by approximately $105 million, after-tax.

The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property-casualty insurance industry and serves as an indicator of a company’s premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies, and for homeowners and related coverages that have significant net exposure to natural catastrophes, a ratio of 1 to 1 is typically within the usual range. AIC’s combined premium to surplus ratio was 1.9x as of both December 31, 2016 and December 31, 2015.
The National Association of Insurance Commissioners (“NAIC”) has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by state insurance regulators. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined “usual ranges”. Additional regulatory scrutiny may occur if a company’s ratios fall outside the usual ranges for four or more of the ratios. Our domestic insurance companies have no significant departure from these ranges.
Liquidity sources and uses  Our potential sources of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Receipt of insurance premiums	X	X
Contractholder fund deposits		X
Reinsurance recoveries	X	X
Receipts of principal, interest and dividends on investments	X	X	X
Sales of investments	X	X	X
Funds from securities lending, commercial paper and line of credit agreements	X	X	X
Intercompany loans	X	X	X
Capital contributions from parent	X	X
Dividends or return of capital from subsidiaries	X		X
Tax refunds/settlements	X	X	X
Funds from periodic issuance of additional securities			X
Receipt of intercompany settlements related to employee benefit plans			X
Our potential uses of funds principally include activities shown in the following table.

	Property- Liability	Allstate Financial	Corporate and Other
Payment of claims and related expenses	X
Payment of contract benefits, maturities, surrenders and withdrawals		X
Reinsurance cessions and payments	X	X
Operating costs and expenses	X	X	X
Purchase of investments	X	X	X
Repayment of securities lending, commercial paper and line of credit agreements	X	X	X
Payment or repayment of intercompany loans	X	X	X
Capital contributions to subsidiaries	X		X
Dividends or return of capital to shareholders/parent company	X	X	X
Tax payments/settlements	X	X
Common share repurchases			X
Debt service expenses and repayment	X	X	X
Payments related to employee and employee-agent benefit plans	X	X	X
Payments for acquisitions	X	X	X
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
As of December 31, 2016, we held $7.75 billion of cash, U.S. government and agencies fixed income securities, and public equity securities (excluding non-redeemable preferred stocks and foreign equities) which, under normal market conditions, we would expect to be able to liquidate within one week. In addition, we regularly estimate how much of the total portfolio, which includes high quality corporate fixed income and municipal holdings, can be reasonably liquidated within one quarter. These estimates are subject to considerable uncertainty associated with evolving market conditions. As of December 31, 2016, estimated liquidity available within one quarter without generating significant net realized capital losses was $20.82 billion. As of December 31, 2016, gross unrealized losses related to fixed income and equity securities totaled $532 million.

Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $2.43 billion as of December 31, 2016 comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. In 2017, AIC will have the capacity to pay dividends currently estimated at $1.56 billion without prior regulatory approval. This provides funds for the parent company’s fixed charges and other corporate purposes. In addition, we have access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.
In 2016, AIC paid dividends totaling $1.90 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $1.87 billion of dividends to the Corporation. In 2015, AIC paid dividends totaling $2.31 billion to AIH, which then paid $2.30 billion of dividends to the Corporation. In 2014, AIC paid dividends totaling $2.47 billion to AIH, which then paid $2.46 billion of dividends to the Corporation. In December 2014, AIC repurchased 2,967 common shares held by AIH for an aggregate cash price of $1.20 billion, pursuant to the Stock Repurchase Agreement between AIC and AIH entered into as of December 9, 2014. A subsequent return of capital totaling $1.20 billion was paid by AIH to the Corporation in December 2014. In 2016, 2015 and 2014, ALIC paid zero, $103 million and $700 million, respectively, of returns of capital, repayments of surplus notes and dividends to AIC. In 2016, 2015 and 2014, American Heritage Life Insurance Company paid dividends totaling $55 million, $80 million and $106 million, respectively, to Allstate Financial Insurance Holdings Corporation, which then paid zero, zero and $42 million, respectively, of dividends to the Corporation. There were no capital contributions paid by the Corporation to AIC in 2016, 2015 or 2014. There were no capital contributions by AIC to ALIC in 2016, 2015 or 2014. In 2016, the Corporation paid a capital contribution of $1.50 billion to Allstate Non-Insurance Holdings, Inc. that was used to fund the acquisition of SquareTrade on January 3, 2017.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of December 31, 2016, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In 2016, we did not defer interest payments on the subordinated debentures.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2016, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. In April 2016, we extended the maturity date of this facility to April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.8% as of December 31, 2016. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2016.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 534 million shares of treasury stock as of December 31, 2016), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $20.26 billion as of December 31, 2016. The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2016.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,132	15.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,138	25.4
Market value adjustments (2)	1,617	8.0
Subject to discretionary withdrawal without adjustments (3)	10,373	51.2
Total contractholder funds (4)	$20,260	100.0%
______________________________

(1)	Includes $1.32 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.04 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment. $279 million of these contracts have their 30-45 day window period in 2017.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $775 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% and 7.1% in 2016 and 2015, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
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
The following table summarizes consolidated cash flow activities by segment.

($ in millions)	Property-Liability (1)			Allstate Financial (1)			Corporate and Other (1)			Consolidated
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net cash provided by (used in):
Operating activities	$3,604	$3,198	$2,765	$398	$383	$720	$(9)	$35	$(249)	$3,993	$3,616	$3,236
Investing activities	(3,579)	(839)	99	595	867	2,315	458	714	(793)	(2,526)	742	1,621
Financing activities	55	52	(3)	(1,025)	(1,275)	(2,274)	(556)	(3,297)	(2,598)	(1,526)	(4,520)	(4,875)
Net decrease in consolidated cash										$(59)	$(162)	$(18)
______________________________

(1)	Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.
Property-Liability  Higher cash provided by operating activities in 2016 compared to 2015 was primarily due to increased premiums and lower tax payments, partially offset by higher claim payments. Higher cash provided by operating activities in 2015 compared to 2014 was primarily due to increased premiums partially offset by higher claims payments, higher contributions to benefit plans, lower net investment income and higher income tax payments.
Higher cash used in investing activities in 2016 compared to 2015 was primarily the result of the purchase of short-term investments using the debt issuance proceeds in advance of the closing of the acquisition of SquareTrade. Cash used in investing activities in 2015 compared to cash provided by investing activities in 2014 was primarily the result of decreased sales of securities, partially offset by decreased purchases of securities.
Allstate Financial  Higher cash provided by operating activities in 2016 compared to 2015 was primarily due to lower tax payments and higher premiums on accident and health and traditional life insurance products, partially offset by lower net investment income and higher contract benefits. Lower cash provided by operating activities in 2015 compared to 2014 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on accident and health and traditional life insurance products.
Lower cash provided by investing activities in 2016 compared to 2015 was the result of less cash used in financing activities due to decreased payments for contractholder fund disbursements. Lower cash provided by investing activities in 2015 compared to 2014 was the result of lower cash used in financing activities due to lower contractholder fund disbursements.
Lower cash used in financing activities in 2016 compared to 2015 was primarily due to decreased payments for contractholder benefits and withdrawals on fixed annuities. Lower cash used in financing activities in 2015 compared to 2014 was primarily due to lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits. For quantification of the changes in contractholder funds, see the Allstate Financial Segment section of the MD&A.
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
Contractual obligations and commitments  Our contractual obligations as of December 31, 2016 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1 to 3 years	Over 3 years to 5 years	Over 5 years
Liabilities for collateral (1)	$1,129	$1,129	$—	$—	$—
Contractholder funds (2)	39,012	2,441	4,595	4,010	27,966
Reserve for life-contingent contract benefits (2)	39,988	1,389	2,654	2,484	33,461
Long-term debt (3)	14,217	334	1,131	597	12,155
Operating leases (4)	606	122	191	124	169
Unconditional purchase obligations (4)	663	244	293	120	6
Defined benefit pension plans and other postretirement benefit plans (4)(5)	990	45	113	117	715
Reserve for property-liability insurance claims and claims expense (6)	25,250	11,047	8,285	3,034	2,884
Other liabilities and accrued expenses (7)(8)	5,132	5,000	104	12	16
Net unrecognized tax benefits (9)	10	10	—	—	—
Total contractual cash obligations	$126,997	$21,761	$17,366	$10,498	$77,372
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

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life and fixed annuities, including immediate annuities without life contingencies. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. For immediate annuities with life contingencies, the amount of future payments is uncertain since payments will continue as long as the annuitant lives. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $20.26 billion for contractholder funds and $12.24 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2016. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)
Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2016 because the long-term debt amount above includes interest and excludes debt issuance costs.

(4)
Our payment obligations relating to operating leases, unconditional purchase obligations and pension and other postretirement benefits (“OPEB”) contributions are managed within the structure of our intermediate to long-term liquidity management program.

(5)
The pension plans’ obligations in the next 12 months represent our planned contributions to certain unfunded non-qualified plans where the benefit obligation exceeds the assets, and the remaining years’ contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans’ obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $514 million included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

(6)
Reserve for property-liability insurance claims and claims expense is an estimate of amounts necessary to settle all outstanding claims, including claims that have been IBNR as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for IBNR claims. The ultimate cost of losses may vary materially from recorded amounts which are our best estimates. The reserve for property-liability insurance claims and claims expense includes loss reserves related to asbestos and environmental claims as of December 31, 2016, of $1.36 billion and $219 million respectively.

(7)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount by $8 million.

(8)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $13.33 billion and gross deferred tax liabilities of $2.25 billion. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $227 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

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

Our contractual commitments as of December 31, 2016 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1 to 3 years	Over 3 years to 5 years	Over 5 years
Other commitments – conditional	$144	$89	$—	$4	$51
Other commitments – unconditional	2,987	133	129	390	2,335
Total commitments	$3,131	$222	$129	$394	$2,386
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
ENTERPRISE RISK AND RETURN MANAGEMENT
In addition to the normal risks of the business, Allstate is subject to significant risks as an insurer and a provider of other products and financial services. These risks are discussed in more detail in the Risk Factors section of this document. We regularly measure, monitor and report on all significant risks, but the major categories of enterprise risks are insurance, financial, investment, operational and strategic risks. Allstate manages these risks through Enterprise Risk and Return Management (“ERRM”) governance practices, culture, and activities that are performed on an integrated, enterprise-wide basis, following our risk and return principles. Our legal and capital structures are designed to manage capital and solvency on a legal entity basis. Our risk-return principles define how we operate and guide decision-making around risk and return. These principles state that our priority is to protect solvency, comply with laws and act with integrity. Building upon this foundation, we strive to build strategic value and optimize risk and return.
Governance ERRM governance includes board oversight, an executive management committee structure, as well as enterprise and business unit chief risk officers (“CROs”). The Allstate Corporation Board of Directors (“Allstate Board”) has overall responsibility for oversight of management’s design and implementation of ERRM. The Risk and Return Committee (“RRC”) of the Allstate Board oversees effectiveness of the ERRM framework, governance structure and decision-making, while focusing on the Company’s overall risk profile. The Audit Committee oversees effectiveness of management’s control framework for risks. The Enterprise Risk and Return Council (“ERRC”) is Allstate’s senior risk management committee that directs ERRM by establishing risk-return targets, determining economic capital levels and directing integrated strategies and actions from an enterprise perspective. The ERRC consists of Allstate’s chief executive officer, president, business unit presidents, chief investment officer, enterprise and business unit chief risk officers and chief financial officers, general counsel and treasurer. Other key committees work with the ERRC to direct ERRM activities including the Strategy & Reinvention Committee (“S&RC”), legal entity liability governance committees, and legal entity investment committees.

Key risks are assessed and reported quarterly through a comprehensive ERRM risk dashboard prepared for senior management and the RRC. The risk dashboard communicates key risk and return conditions, provides an overall perspective of Allstate’s risk profile, and promotes active discussion and engagement with management and the RRC. Internal controls over key risks are managed and reported to senior management and the Audit Committee of the Company through a semiannual risk control dashboard. Annually, we communicate with both the Company’s board of directors and RRC about economic capital and risks related to the strategic plan, operating plan, and incentive compensation program.
Framework We apply these principles using an integrated ERRM framework that focuses on measurement, transparency and dialogue. Our framework provides a comprehensive view of risks and is used by senior management and business managers to drive strategic and business decisions. We continually validate and improve our ERRM practices by benchmarking and obtaining external perspectives.
Allstate’s risk appetite is integrated in planning through our economic capital framework. Management and the ERRC rely on internal and external perspectives to determine an appropriate level of target economic capital. Internal perspectives include enterprise solvency and volatility measures, stress scenarios, model assumptions, and management judgment. External considerations include NAIC risk-based capital as well as S&P’s, Moody’s, and A.M. Best’s capital adequacy measurement. Our economic capital reflects senior management’s view of the aggregate level of capital necessary to satisfy stakeholder interests, manage Allstate’s risk profile and maintain financial strength over a multiple year time horizon. The impact of strategic initiatives on enterprise risk is evaluated through the economic capital risk-return framework.
The enterprise risk appetite is cascaded into individual risk limits which set boundaries on the amount of risk we are willing to accept from one specific risk category before escalating for further management discussion and action. Risk limits are established based upon expected returns, volatility, tail/stress losses, and impact on the enterprise portfolio. To effectively operate within risk limits and for risk-return optimization, business units establish risk limits and capital targets specific to their businesses. Allstate’s risk management strategies adapt to changes in business and market environments.
Process Our shared ERRM framework establishes a basis for transparency and dialogue across the enterprise and for continuous learning by embedding our risk and return management culture of identifying, measuring, managing, monitoring and reporting risks within the organization. Allstate designs business and enterprise strategies that seek to optimize risk-adjusted returns on capital. Risks are managed at both the legal entity and enterprise level. A summary of our process to manage each of our major risk categories follows:
Insurance risk management addresses fluctuations in the timing, frequency, and severity of benefits, expenses, and premiums relative to the return expectations at the time of pricing inclusive of systemic risk, concentration of insurance exposures, policy terms, reinsurance coverage, and claims handling practices. This includes credit risk that arises when an external party fails to meet a contractual obligation such as reinsurance for ceded claims.
Insurance risk exposures include our operating results and financial conditions, claims frequency and severity, catastrophes and severe weather, and mortality and morbidity risk.
Insurance risk exposures are measured and monitored with a number of different approaches including:

•
Stochastic methods: measures and monitors risks such as natural catastrophes and severe weather. We develop probabilistic estimates of risk that is based on our exposures, historical observed volatility and/or industry-recognized models in the case of catastrophe risk.

•	Scenario analysis: measures and monitors risks and estimate losses due to catastrophe scenarios. Stress scenario events are also analyzed for mortality/morbidity risk exposures.
Financial risk management addresses the risk of insufficient cash flows to meet corporate or policyholder needs, risk of inadequate aggregate capital or capital within any subsidiary, inability to access capital markets or risk associated with a business counterparty default.
Financial risk exposures include capital resources and liquidity sources and uses.
We actively manage our capital and liquidity levels in light of changing market, economic, and business conditions. Our capital position, capital generation capacity, and targeted risk profile provide strategic and financial flexibility.
We generally assess solvency on a statutory accounting basis, but also consider GAAP volatility. Current enterprise economic capital, which exceeds targeted levels, approximates a combination of total statutory surplus and deployable invested assets at the parent holding company level which were $16.82 billion and $2.43 billion, respectively, as of December 31, 2016.
Investment risk management addresses financial loss due to changes in the valuations of assets held in the Allstate investment portfolio. Such losses may be caused by macro developments, such as rising interest rates, widening credit spreads, and falling equity prices, or could be specific to individual investments in the portfolio. These losses can encompass both daily market volatility and permanent impairments of capital due to credit defaults and equity write-downs.
Investment risk exposures include interest rate risk, credit spread risk, equity price risk and foreign currency exchange rate risk.
Investment risk exposures are measured and monitored in a number of ways including:
•Sensitivity analysis: measures the impact from a unit change in a market risk input.

•
Stochastic and probabilistic estimation of potential losses: combines portfolio risk exposures with historical or recent market volatilities and correlations to assess the potential span of future investment results.

•	Stress testing: measures material adverse outcomes such as shock scenarios applied to credit, public and private equity markets.
Operational risk management addresses loss as a result of the failure of people, processes, and systems, or from external events. Operational risk exposures include human resources, privacy, regulatory compliance, ethics, system availability, cybersecurity, data quality, disaster recovery and business continuity.
Operational risk is managed at the enterprise and business unit levels, with business units identifying, measuring, monitoring, managing, and reporting these and other operational risks at a more detailed level.
Strategic risk management addresses loss associated with inadequate or flawed business planning or strategy setting, including product mix, mergers or acquisitions and market positioning, and unexpected changes within the market or regulatory environment in which Allstate operates. This includes reputational risk, which is the potential for negative publicity regarding a company’s conduct or business practices to adversely impact its profitability, operations, consumer base, or require costly litigation and other defensive measures.
Strategic risk exposures include strategic priorities or business model, workforce and reputation.
We manage strategic risk through the Company’s board of directors and senior management strategy reviews that include a risk and return assessment of our strategic plans, S&RC governance, and ongoing monitoring of our strategic actions and the external competitive environment. Using the ERRM framework, Allstate designs strategies that seek to optimize risk-adjusted returns on economic capital for risk types including interest rate risk, credit risk to equity investments with idiosyncratic return potential, auto profitability, and growing property exposure.

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
We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2016 and 2015, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.
The following table identifies fixed income and equity securities and short-term investments as of December 31, 2016 by source of fair value determination.

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$3,647	5.4%
Fair value based on external sources (1)	64,146	94.6
Total	$67,793	100.0%
______________________________

(1)	Includes $957 million that are valued using broker quotes.
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
DAC related to traditional life and voluntary accident and health insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate traditional life insurance products and immediate annuities with life contingencies in one analysis, and voluntary accident and health insurance in a separate analysis. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2016, 2015 and 2014, our reviews concluded that no premium deficiency adjustments were necessary.
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
Annually, we review and update the assumptions underlying the projections of EGP, including mortality, persistency, expenses, investment returns, comprising investment income and realized capital gains and losses, interest crediting rates and the effect of any hedges, using our experience and industry experience. At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are referred to as “DAC unlocking”. If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.
The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

($ in millions)	2016	2015	2014
Investment margin	$(1)	$2	$11
Benefit margin	1	1	35
Expense margin	(2)	(2)	(54)
Net (deceleration) acceleration	$(2)	$1	$(8)
In 2016, DAC amortization deceleration for changes in the investment margin component of EGP related to interest-sensitive life insurance and was due to increased projected investment margins from a favorable asset portfolio mix. The acceleration related to benefit margin primarily related to interest-sensitive life insurance and was due to lower than expected persistency on non-guaranteed products. The expense margin deceleration related primarily to variable life insurance and was due to a decrease in projected expenses.
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
The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2016.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$54
Decrease in future investment margins of 25 basis points	$(59)

Decrease in future life mortality by 1%	$15
Increase in future life mortality by 1%	$(15)
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

The “chain ladder” estimation relies on the assumption that the past loss development patterns will persist in the future. This assumption may require modification when data changes due to changing claim reporting practices, changing claim settlement patterns, external regulatory or financial influences, or contractual coverage changes. In these situations, actuarial estimation techniques are applied to appropriately modify the “chain ladder” assumptions.  These actuarial techniques are necessary to analyze the effects of changing loss data to develop modified development factor selections. The actuarial estimation techniques include exclusion of unusual losses or aberrations and adjustment of historical data to present conditions.  Actuarially modified patterns of development are calculated with the adjusted historical data.  Actuarial judgment is then applied to make appropriate development factor assumptions needed to develop a best estimate of gross ultimate losses. These developments are discussed further in the Allstate brand loss ratio disclosures in the Allstate Protection Segment section of the MD&A.
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
Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or less than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and is recognized as an increase or decrease in property-liability insurance claims and claims expense in the Consolidated Statements of Operations. Total Property-Liability net reserve reestimates, after-tax, impact on net income applicable to common shareholders were 0.6% favorable in 2016, 2.6% unfavorable in 2015 and 2.0% favorable in 2014. The 3-year average of net reserve reestimates as a percentage of total reserves was zero for Property-Liability, a favorable 0.6% for Allstate Protection and an unfavorable 5.9% for Discontinued Lines and Coverages, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. A more detailed discussion of reserve reestimates is presented in the Property-Liability Claims and Claims Expense Reserves section of the MD&A.

The following table shows net claims and claims expense reserves by segment and line of business as of December 31:

($ in millions)	2016	2015	2014
Allstate Protection
Auto	$13,530	$12,459	$11,698
Homeowners	1,989	1,937	1,849
Other lines	2,102	2,065	2,070
Total Allstate Protection	17,621	16,461	15,617
Discontinued Lines and Coverages
Asbestos	912	960	1,014
Environmental	179	179	203
Other discontinued lines	354	377	395
Total Discontinued Lines and Coverages	1,445	1,516	1,612
Total Property-Liability	$19,066	$17,977	$17,229
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
Another major component of reserves is IBNR, which comprises about 10% of total reserves. IBNR can be a small percentage of reserves for relatively short-term claims, such as auto physical damage claims, or a large percentage of reserves for claims that have uncertain payout requirements over a long period of time, such as auto injury and MCCA claims. All major components of reserves are affected by changes in claim frequency as well as claim severity.
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
The estimation of claims and claims expense reserves for catastrophe losses also comprises estimates of losses from reported claims and IBNR, primarily for damage to property. In general, our estimates for catastrophe reserves are based on claim adjuster inspections and the application of historical loss development factors as described above. However, depending on the nature of the catastrophe, the estimation process can be further complicated. For example, for hurricanes, complications could include the inability of insureds to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or specifically excluded coverage caused by flood, estimating additional living expenses, and assessing the impact of demand surge, exposure to mold damage, and the effects of numerous other considerations, including the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, we may need to adapt our practices to accommodate these circumstances in order to determine a best estimate of our losses from a catastrophe. For example, to complete estimates for certain areas affected by catastrophes not yet inspected by our claims adjusting staff, or where we believed our historical loss development factors were not predictive, we rely on analysis of actual claim notices received compared to total PIF, as well as visual, governmental and third party information, including aerial photos using drones and satellites, area observations, and data on wind speed and flood depth to the extent available.

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
To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last twelve years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, excluding reserves for catastrophe losses, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $600 million in net income applicable to common shareholders. A lower level of variability exists for auto injury losses, which comprise approximately 80% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other personal lines losses, which comprise about 20% of reserves, tend to have greater variability but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Property-Liability Claims and Claims Expense Reserves section of the MD&A.
Reserves for Michigan and New Jersey unlimited personal injury protection Property-Liability claims and claims expense reserves include reserves for Michigan unlimited personal injury protection which is a mandatory coverage that provides unlimited personal injury protection to covered insureds involved in certain motor vehicle accidents. The administration of this program is through a private, non-profit association created by the state of Michigan, the MCCA.
The comprehensive process employed to estimate MCCA covered losses involves a number of activities including the comprehensive review and interpretation of MCCA actuarial reports, other MCCA members’ reports and our personal injury protection loss trends which have increased in severity over time. We conduct comprehensive claim file reviews to develop case reserve type estimates of specific claims, which have increased our view of future claim development and longevity of claimants. Each year, we update the actuarial estimate of our ultimate reserves and recoverables. We report our paid and unpaid claims and case reserves, which include our best estimate of the ultimate claim cost, excluding IBNR to the MCCA based on their requirements. The MCCA does not provide member companies with its estimate of a company’s claim costs. We continue to update each comprehensive claim file case reserve estimate when there is a significant change in the status of the claimant, or once every three years if there have been no significant changes. A significant portion of incurred claim reserves can be attributed to a small number of catastrophic claims and thus a large portion of the recoverable is similarly concentrated.
We provide similar personal injury protection coverage in New Jersey for auto policies issued or renewed in New Jersey prior to 1991 that is administered by PLIGA. We use similar actuarial estimating techniques as for the MCCA exposures to estimate loss reserves for unlimited personal injury protection coverage for policies covered by PLIGA. We continue to update our estimates for these claims as the status of claimants changes. However unlimited coverage was no longer offered after 1991, therefore no new claimants are being added.
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
Evaluation of both the insureds’ estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of both December 31, 2016 and 2015, IBNR was 57% of combined net asbestos and environmental reserves.
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

($ in millions)	2016	2015	2014
Other mass torts	$142	$162	$167
Workers’ compensation	76	88	94
Commercial and other	136	127	134
Other discontinued lines	$354	$377	$395
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
We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. In 2016, 2015 and 2014, our reviews concluded that no premium deficiency adjustments were necessary. In 2016, there was an increase in projected profit from traditional life insurance and immediate annuities with life contingencies had a projected profit compared to projected losses in the prior year. While there was an unfavorable change in mortality assumptions for immediate annuities with life contingencies as a result of the mortality study described below, there was a favorable change in the long-term investment yield assumptions due to the increase in performance-based investments and equity securities. The investment strategy changes for immediate annuities are discussed further in the Allstate Financial Segment section of the MD&A. The favorable impact of higher long-term investment yield assumptions more than offset the impact of unfavorable mortality assumptions. The net sufficiency represents approximately 17% of applicable reserves as of December 31, 2016 and substantially relates to traditional life insurance.
We also review these policies on an aggregate basis for circumstances where projected profits would be recognized in early years followed by projected losses in later years. In 2016, 2015 and 2014, our reviews concluded that there were no projected losses following projected profits in each long-term projection.
In 2016, we completed a mortality study for our structured settlement annuities with life contingencies. The study indicated that annuitants are living longer and receiving benefits for a longer period than originally estimated. A substantial portion of the structured settlement annuity business includes annuitants with severe injuries or other health impairments which significantly reduced their life expectancy at the time the annuity was issued. Medical advances and access to medical care are favorably impacting mortality rates. The results of the study were included in the premium deficiency and profits followed by losses evaluations described above.
We will continue to monitor the experience of our traditional life insurance and immediate annuities. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC. Mortality rates and investment and reinvestment yields are the factors that would be most likely to require a profits followed by losses liability accrual.
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

Item 8.  Financial Statements and Supplementary Data

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Year Ended December 31,
	2016	2015	2014
Revenues
Property-liability insurance premiums (net of reinsurance ceded of $987, $1,006 and $1,030)	$31,307	$30,309	$28,929
Life and annuity premiums and contract charges (net of reinsurance ceded of $309, $332 and $416)	2,275	2,158	2,157
Net investment income	3,042	3,156	3,459
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(313)	(452)	(242)
OTTI losses reclassified to (from) other comprehensive income	10	36	(3)
Net OTTI losses recognized in earnings	(303)	(416)	(245)
Sales and other realized capital gains and losses	213	446	939
Total realized capital gains and losses	(90)	30	694
	36,534	35,653	35,239
Costs and expenses
Property-liability insurance claims and claims expense (net of reinsurance ceded of $1,116, $602 and $1,393)	22,221	21,034	19,428
Life and annuity contract benefits (net of reinsurance ceded of $208, $219 and $356)	1,857	1,803	1,765
Interest credited to contractholder funds (net of reinsurance ceded of $26, $25 and $26)	726	761	919
Amortization of deferred policy acquisition costs	4,550	4,364	4,135
Operating costs and expenses	4,106	4,081	4,341
Restructuring and related charges	30	39	18
Loss on extinguishment of debt	—	—	1
Interest expense	295	292	322
	33,785	32,374	30,929

Gain (loss) on disposition of operations	5	3	(74)

Income from operations before income tax expense	2,754	3,282	4,236

Income tax expense	877	1,111	1,386

Net income	1,877	2,171	2,850

Preferred stock dividends	116	116	104

Net income applicable to common shareholders	$1,761	$2,055	$2,746

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$4.72	$5.12	$6.37
Weighted average common shares - Basic	372.8	401.1	431.4
Net income applicable to common shareholders per common share - Diluted	$4.67	$5.05	$6.27
Weighted average common shares - Diluted	377.3	406.8	438.2
Cash dividends declared per common share	$1.32	$1.20	$1.12

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2016	2015	2014
Net income	$1,877	$2,171	$2,850

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	433	(1,306)	280
Unrealized foreign currency translation adjustments	10	(58)	(40)
Unrecognized pension and other postretirement benefit cost	(104)	48	(725)
Other comprehensive income (loss), after-tax	339	(1,316)	(485)

Comprehensive income	$2,216	$855	$2,365

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2016	2015
Assets
Investments
Fixed income securities, at fair value (amortized cost $56,576 and $57,201)	$57,839	$57,948
Equity securities, at fair value (cost $5,157 and $4,806)	5,666	5,082
Mortgage loans	4,486	4,338
Limited partnership interests	5,814	4,874
Short-term, at fair value (amortized cost $4,288 and $2,122)	4,288	2,122
Other	3,706	3,394
Total investments	81,799	77,758
Cash	436	495
Premium installment receivables, net	5,597	5,544
Deferred policy acquisition costs	3,954	3,861
Reinsurance recoverables, net	8,745	8,518
Accrued investment income	567	569
Property and equipment, net	1,065	1,024
Goodwill	1,219	1,219
Other assets	1,835	2,010
Separate Accounts	3,393	3,658
Total assets	$108,610	$104,656
Liabilities
Reserve for property-liability insurance claims and claims expense	$25,250	$23,869
Reserve for life-contingent contract benefits	12,239	12,247
Contractholder funds	20,260	21,295
Unearned premiums	12,583	12,202
Claim payments outstanding	879	842
Deferred income taxes	487	90
Other liabilities and accrued expenses	6,599	5,304
Long-term debt	6,347	5,124
Separate Accounts	3,393	3,658
Total liabilities	88,037	84,631
Commitments and Contingent Liabilities (Note 7, 8 and 14)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand issued and outstanding, $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 366 million and 381 million shares outstanding	9	9
Additional capital paid-in	3,303	3,245
Retained income	40,678	39,413
Deferred ESOP expense	(6)	(13)
Treasury stock, at cost (534 million and 519 million shares)	(24,741)	(23,620)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	57	56
Other unrealized net capital gains and losses	1,091	608
Unrealized adjustment to DAC, DSI and insurance reserves	(95)	(44)
Total unrealized net capital gains and losses	1,053	620
Unrealized foreign currency translation adjustments	(50)	(60)
Unrecognized pension and other postretirement benefit cost	(1,419)	(1,315)
Total accumulated other comprehensive loss	(416)	(755)
Total shareholders’ equity	20,573	20,025
Total liabilities and shareholders’ equity	$108,610	$104,656

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Year Ended December 31,
	2016	2015	2014

Preferred stock par value	$—	$—	$—

Preferred stock additional capital paid-in
Balance, beginning of year	1,746	1,746	780
Preferred stock issuance	—	—	966
Balance, end of year	1,746	1,746	1,746

Common stock	9	9	9

Additional capital paid-in
Balance, beginning of year	3,245	3,199	3,143
Equity incentive plans activity	58	46	56
Balance, end of year	3,303	3,245	3,199

Retained income
Balance, beginning of year	39,413	37,842	35,580
Net income	1,877	2,171	2,850
Dividends on common stock	(496)	(484)	(484)
Dividends on preferred stock	(116)	(116)	(104)
Balance, end of year	40,678	39,413	37,842

Deferred ESOP expense
Balance, beginning of year	(13)	(23)	(31)
Payments	7	10	8
Balance, end of year	(6)	(13)	(23)

Treasury stock
Balance, beginning of year	(23,620)	(21,030)	(19,047)
Shares acquired	(1,341)	(2,804)	(2,306)
Shares reissued under equity incentive plans, net	220	214	323
Balance, end of year	(24,741)	(23,620)	(21,030)

Accumulated other comprehensive income (loss)
Balance, beginning of year	(755)	561	1,046
Change in unrealized net capital gains and losses	433	(1,306)	280
Change in unrealized foreign currency translation adjustments	10	(58)	(40)
Change in unrecognized pension and other postretirement benefit cost	(104)	48	(725)
Balance, end of year	(416)	(755)	561
Total shareholders’ equity	$20,573	$20,025	$22,304

See notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$1,877	$2,171	$2,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	382	371	366
Realized capital gains and losses	90	(30)	(694)
Loss on extinguishment of debt	—	—	1
(Gain) loss on disposition of operations	(5)	(3)	74
Interest credited to contractholder funds	726	761	919
Changes in:
Policy benefits and other insurance reserves	631	473	541
Unearned premiums	362	638	766
Deferred policy acquisition costs	(165)	(239)	(220)
Premium installment receivables, net	(42)	(134)	(257)
Reinsurance recoverables, net	(264)	(178)	(1,068)
Income taxes	417	(119)	205
Other operating assets and liabilities	(16)	(95)	(247)
Net cash provided by operating activities	3,993	3,616	3,236
Cash flows from investing activities
Proceeds from sales
Fixed income securities	25,061	28,693	34,609
Equity securities	5,546	3,754	6,755
Limited partnership interests	881	1,101	1,473
Mortgage loans	—	6	10
Other investments	262	545	406
Investment collections
Fixed income securities	4,533	4,432	3,736
Mortgage loans	501	538	1,106
Other investments	421	293	191
Investment purchases
Fixed income securities	(27,990)	(30,758)	(38,759)
Equity securities	(5,950)	(4,960)	(5,443)
Limited partnership interests	(1,450)	(1,343)	(1,398)
Mortgage loans	(646)	(687)	(501)
Other investments	(885)	(902)	(972)
Change in short-term investments, net	(2,446)	385	272
Change in other investments, net	(51)	(52)	46
Purchases of property and equipment, net	(313)	(303)	(288)
Disposition (acquisition) of operations	—	—	378
Net cash (used in) provided by investing activities	(2,526)	742	1,621
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,236	—	—
Repayments of long-term debt	(17)	(20)	(1,006)
Proceeds from issuance of preferred stock	—	—	965
Contractholder fund deposits	1,049	1,052	1,184
Contractholder fund withdrawals	(2,087)	(2,327)	(3,446)
Dividends paid on common stock	(486)	(483)	(477)
Dividends paid on preferred stock	(116)	(116)	(87)
Treasury stock purchases	(1,337)	(2,808)	(2,301)
Shares reissued under equity incentive plans, net	164	130	266
Excess tax benefits on share-based payment arrangements	32	45	41
Other	36	7	(14)
Net cash used in financing activities	(1,526)	(4,520)	(4,875)
Net decrease in cash	(59)	(162)	(18)
Cash at beginning of year	495	657	675
Cash at end of year	$436	$495	$657
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
The Allstate Protection segment principally sells private passenger auto and homeowners insurance, with earned premiums accounting for 86% of Allstate’s 2016 consolidated revenues. Allstate was the country’s second largest personal property and casualty insurer as of December 31, 2015. Allstate Protection, through several companies, is authorized to sell certain property-liability products in all 50 states, the District of Columbia and Puerto Rico. The Company is also authorized to sell certain insurance products in Canada. For 2016, the top geographic locations for premiums earned by the Allstate Protection segment were Texas, California, New York and Florida. No other jurisdiction accounted for more than 5% of premiums earned for Allstate Protection.
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
The Allstate Financial segment sells traditional, interest-sensitive and variable life insurance and voluntary accident and health insurance products. The Company previously offered and continues to have in force fixed annuities such as deferred and immediate annuities. The Company also previously offered institutional products consisting of funding agreements sold to unaffiliated trusts that used them to back medium-term notes. There are no institutional products outstanding as of December 31, 2016.
Allstate Financial, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. Voluntary accident and health insurance products are also sold in Canada. For 2016, the top geographic locations for direct statutory premiums and annuity considerations for the Allstate Financial segment were New York, Texas, Florida and California. No other jurisdiction accounted for more than 5% of direct statutory premiums and annuity considerations for Allstate Financial. Allstate Financial distributes its products through Allstate exclusive agencies and exclusive financial specialists, and workplace enrolling independent agents.
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
Short-term investments, including commercial paper, U.S. Treasury bills, money market funds and other short-term investments, are carried at fair value. Other investments primarily consist of bank loans, policy loans, agent loans, real estate and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Policy loans are carried at unpaid principal balances and were $904 million and $905 million as of December 31, 2016 and 2015, respectively. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.
Investment income primarily consists of interest, dividends, income from limited partnership interests, rental income from real estate, and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS, RMBS and CMBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is recalculated on a prospective basis. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ net income, including unrealized gains and losses, and is generally recognized on a three month delay due to the availability of the related financial statements.
Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans and agent loans, periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness and valuation changes in public securities held in certain limited partnerships. Realized capital gains and losses on investment sales are determined on a specific identification basis.
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
Recognition of premium revenues and contract charges, and related benefits and interest credited
Property-liability premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts its valuation allowance as appropriate. The valuation allowance for uncollectible premium installment receivables was $84 million and $90 million as of December 31, 2016 and 2015, respectively.
Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Voluntary accident and health insurance products are expected to remain in force for an extended period and therefore are primarily classified as long-duration contracts. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in life and annuity contract benefits and recognized over the life of the policy in relation to premiums.
Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to premiums. Profits from these policies come primarily from investment income, which is recognized over the life of the contract.
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
Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed life and annuities and indexed funding agreements are generally based on a specified interest rate index or an equity index, such as the Standard & Poor’s 500 Index (“S&P 500”). Interest credited also includes amortization of DSI expenses. DSI is amortized into interest credited using the same method used to amortize DAC.
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
For traditional life and voluntary accident and health insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions used in the amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The Company periodically reviews the recoverability of DAC for these policies on an aggregate basis using actual experience. The Company aggregates traditional life insurance products and immediate annuities with life contingencies in one analysis, and voluntary accident and health insurance in a separate analysis. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.
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
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $53 million and $58 million as of December 31, 2016 and 2015, respectively. Amortization expense of the present value of future profits was $5 million, $8 million and $13 million in 2016, 2015 and 2014, respectively.
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

Goodwill
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balances were $823 million and $396 million as of both December 31, 2016 and December 31, 2015 for the Allstate Protection segment and the Allstate Financial segment, respectively. The Company’s reporting units are equivalent to its reporting segments, Allstate Protection and Allstate Financial. Goodwill is allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination. Goodwill is not amortized but is tested for impairment at least annually. The Company performs its annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.
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
Goodwill impairment evaluations indicated no impairment as of December 31, 2016 or 2015.
Property and equipment
Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.16 billion and $2.09 billion as of December 31, 2016 and 2015, respectively. Depreciation expense on property and equipment was $267 million, $255 million and $228 million in 2016, 2015 and 2014, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Reserve for property-liability insurance claims and claims expense
The reserve for property-liability insurance claims and claims expense is the estimate of amounts necessary to settle all reported and unreported claims for the ultimate cost of insured property-liability losses, based upon the facts of each case and the Company’s experience with similar cases. Estimated amounts of salvage and subrogation are deducted from the reserve for claims and claims expense. The establishment of appropriate reserves, including reserves for catastrophe losses, is an inherently uncertain and complex process. Reserve estimates are primarily derived using an actuarial estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident or report year to create an estimate of how losses are likely to develop over time. Development factors are calculated quarterly and periodically throughout the year for data elements such as claims reported and settled, paid losses, and paid losses combined with case reserves. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates, including the reserves for reported and unreported claims. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting reestimates are reflected in current results of operations.
Reserve for life-contingent contract benefits
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. The assumptions are established at the time the policy is issued and are generally not changed during the life of the policy. The Company periodically reviews the adequacy of reserves for these policies on an aggregate basis using actual experience. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The Company also reviews these policies on an aggregate basis for circumstances where projected profits would be recognized in early years followed by projected losses in later years. If this circumstance exists, the Company will accrue a liability, during the period of profits, to offset the losses at such time as the future losses are expected to commence using a method updated prospectively over time. To the extent that unrealized gains on fixed income securities would result in a premium deficiency if those gains were realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.
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
Separate accounts
Separate accounts assets are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate accounts contract obligations. Separate accounts liabilities represent the contractholders’ claims to the related assets and are carried at an amount equal to the separate accounts assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore are not included in the Company’s Consolidated Statements of Operations. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in consolidated cash flows.
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
The computation of basic and diluted earnings per common share for the years ended December 31 is presented in the following table.

($ in millions, except per share data)	2016	2015	2014
Numerator:
Net income	$1,877	$2,171	$2,850
Less: Preferred stock dividends	116	116	104
Net income applicable to common shareholders (1)	$1,761	$2,055	$2,746

Denominator:
Weighted average common shares outstanding	372.8	401.1	431.4
Effect of dilutive potential common shares:
Stock options	3.2	4.0	4.7
Restricted stock units (non-participating) and performance stock awards	1.3	1.7	2.1
Weighted average common and dilutive potential common shares outstanding	377.3	406.8	438.2

Earnings per common share – Basic	$4.72	$5.12	$6.37
Earnings per common share – Diluted	$4.67	$5.05	$6.27
_____________________________

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 3.8 million, 2.2 million and 3.0 million Allstate common shares, with exercise prices ranging from $53.91 to $71.29, $57.98 to $71.29 and $49.96 to $67.61, were outstanding in 2016, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share in those years.
Adopted accounting standards
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies that a performance target that affects vesting and could be achieved after the requisite service period should be treated as a performance condition and not reflected in estimating the grant-date fair value of the award. Compensation costs should reflect the amount attributable to the periods for which the requisite service has been rendered. Total compensation expense recognized during and after the requisite service period (which may differ from the vesting period) should reflect the number of awards that are expected to vest and should be adjusted to reflect the number of awards that ultimately vest. The Company’s existing accounting policy for performance targets that affect the vesting of share-based payment awards was consistent with the new guidance and as such the adoption as of January 1, 2016 had no impact on the Company’s results of operations or financial position.
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
Disclosures about Short-Duration Contracts
In May 2015, the FASB issued guidance requiring expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity’s significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses. The disclosures include information about incurred and paid claims development by accident year, on a net basis after reinsurance, for the number of years claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting period is considered required supplementary information. The expanded disclosures also include information about significant changes in methodologies and assumptions, a reconciliation of incurred and paid claims development to the carrying amount of the liability for unpaid claims and claim adjustment expenses, the total amount of incurred but not reported liabilities plus expected development, the incidence of claims including the methodology used to determine the incidence of claims, and claim duration. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, and is to be applied retrospectively. The new guidance affects disclosures only and therefore, the adoption as of December 31, 2016 had no impact on the Company’s results of operations or financial position.
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
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the beginning of the period of adoption. The new guidance related to equity investments without readily determinable fair values is to be applied prospectively as of the date of adoption. The Company is in the process of evaluating the impact of adoption. The most significant impacts, using values as of December 31, 2016, are expected to be the change in accounting for equity securities where $509 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis) where the carrying value would increase by approximately $178 million, pre-tax, with the adjustment recorded in retained income.
Accounting for Leases
In February 2016, the FASB issued guidance that revises the accounting for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability for all leases other than those that meet the definition of a short-term lease. The lease liability will be equal to the present value of lease payments. A right-of-use asset will be based on the lease liability adjusted for qualifying initial direct costs. The expense of operating leases under the new guidance will be recognized in the income statement on a straight-line basis after combining the lease expense components (interest expense on the lease liability and amortization of the right-of-use asset) over the term of the lease. For finance leases, the expense components are computed separately and produce greater up-front expense compared to operating leases as interest expense on the lease liability is higher in early years and the right-of-use asset is amortized on a straight-line basis consistent with operating leases. Lease classification will be based on criteria similar to those currently applied. The accounting model for lessors will be similar to the current model with modifications to reflect definition changes for components such as initial direct costs. Lessors will continue to classify leases as operating, direct financing, or sales-type. The guidance is effective for reporting periods beginning after December 15, 2018 using a modified retrospective approach applied at the beginning of the earliest period presented. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
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
Goodwill Impairment
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment that removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will be measured and recognized as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. The revised guidance does not affect the reporting entity’s ability to first assess qualitative factors by reporting unit to determine whether it is necessary to perform the quantitative goodwill impairment test. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance is to be applied on a prospective basis, with the effects, if any, recognized in net income in the period of adoption. The impact to the Company upon adoption is dependent upon the excess, if any, of carrying value of the Company’s reporting units over their respective fair values, a measure that is not currently determinable.
3.    Acquisition and Disposition
On November 28, 2016, the Company announced an agreement to acquire SquareTrade Holding Company, Inc. (“SquareTrade”), a consumer product protection plan provider that distributes through many of America’s major retailers, for approximately $1.4 billion in cash. SquareTrade provides protection plans for consumer appliances and electronics, such as TVs, smartphones and computers. This will broaden Allstate’s unique product offerings to better meet consumers’ needs. The transaction closed on January 3, 2017.
Due to the limited time since the closing date, the initial accounting for the acquisition is incomplete. As a result, the Company is unable to provide amounts recognized as of the closing date for the major classes of assets acquired and liabilities assumed. The Company will include this information in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.
On April 1, 2014, the Company sold Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc. The gross sale price was $797 million, representing $596 million of cash and the retention of tax benefits. The loss on disposition in 2014 was $101 million, pre-tax ($60 million, after-tax) and included a $22 million, pre-tax, reduction in goodwill.
4.    Supplemental Cash Flow Information
Non-cash investing activities include $326 million, $131 million and $120 million related to mergers and exchanges completed with equity securities and modifications of certain mortgage loans, fixed income securities and other investments in 2016, 2015 and 2014, respectively, and a $89 million obligation to fund a limited partnership investment in 2015. Non-cash financing activities include $41 million, $74 million and $47 million related to the issuance of Allstate common shares for vested equity awards in 2016, 2015 and 2014, respectively. Non-cash financing activities also include $34 million related to debt acquired in conjunction with the purchase of an investment in 2016.
Liabilities for collateral received in conjunction with the Company’s securities lending program were $1.12 billion, $829 million and $780 million as of December 31, 2016, 2015 and 2014, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for over-the-counter (“OTC”) and cleared derivatives were $5 million, $11 million and $2 million as of December 31, 2016, 2015 and 2014, respectively, and are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Net change in proceeds managed
Net change in fixed income securities	$(584)	$—	$—
Net change in short-term investments	295	(59)	(167)
Operating cash flow used	(289)	(59)	(167)
Net change in cash	—	1	9
Net change in proceeds managed	$(289)	$(58)	$(158)

Net change in liabilities
Liabilities for collateral, beginning of year	$(840)	$(782)	$(624)
Liabilities for collateral, end of year	(1,129)	(840)	(782)
Operating cash flow provided	$289	$58	$158

5.    Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
December 31, 2016
U.S. government and agencies	$3,572	$74	$(9)	$3,637
Municipal	7,116	304	(87)	7,333
Corporate	42,742	1,178	(319)	43,601
Foreign government	1,043	36	(4)	1,075
ABS	1,169	13	(11)	1,171
RMBS	651	85	(8)	728
CMBS	262	17	(9)	270
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$56,576	$1,710	$(447)	$57,839

December 31, 2015
U.S. government and agencies	$3,836	$90	$(4)	$3,922
Municipal	7,032	389	(20)	7,401
Corporate	41,674	1,032	(879)	41,827
Foreign government	983	50	—	1,033
ABS	2,359	11	(43)	2,327
RMBS	857	100	(10)	947
CMBS	438	32	(4)	466
Redeemable preferred stock	22	3	—	25
Total fixed income securities	$57,201	$1,707	$(960)	$57,948
Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of December 31, 2016:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,873	$4,898
Due after one year through five years	27,836	28,307
Due after five years through ten years	16,448	16,612
Due after ten years	5,337	5,853
	54,494	55,670
ABS, RMBS and CMBS	2,082	2,169
Total	$56,576	$57,839
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income for the years ended December 31 is as follows:

($ in millions)	2016	2015	2014
Fixed income securities	$2,060	$2,218	$2,447
Equity securities	137	110	117
Mortgage loans	217	228	265
Limited partnership interests	561	549	614
Short-term investments	16	9	7
Other	222	192	170
Investment income, before expense	3,213	3,306	3,620
Investment expense	(171)	(150)	(161)
Net investment income	$3,042	$3,156	$3,459

Realized capital gains and losses
Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Fixed income securities	$(91)	$212	$130
Equity securities	23	(50)	582
Mortgage loans	—	6	2
Limited partnership interests	(21)	(93)	13
Derivatives	3	(21)	(38)
Other	(4)	(24)	5
Realized capital gains and losses	$(90)	$30	$694
Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Impairment write-downs	$(234)	$(195)	$(32)
Change in intent write-downs	(69)	(221)	(213)
Net other-than-temporary impairment losses recognized in earnings	(303)	(416)	(245)
Sales and other	213	470	975
Valuation and settlements of derivative instruments	—	(24)	(36)
Realized capital gains and losses	$(90)	$30	$694
Gross gains of $631 million, $915 million and $1.10 billion and gross losses of $461 million, $399 million and $169 million were realized on sales of fixed income and equity securities during 2016, 2015 and 2014, respectively.
Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2016			2015			2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(17)	$4	$(13)	$(10)	$—	$(10)
Corporate	(33)	9	(24)	(61)	11	(50)	(7)	—	(7)
ABS	(6)	—	(6)	(33)	22	(11)	(12)	1	(11)
RMBS	—	(1)	(1)	1	(1)	—	6	(4)	2
CMBS	(15)	2	(13)	(1)	—	(1)	(1)	—	(1)
Total fixed income securities	(54)	10	(44)	(111)	36	(75)	(24)	(3)	(27)
Equity securities	(194)	—	(194)	(279)	—	(279)	(196)	—	(196)
Mortgage loans	—	—	—	4	—	4	5	—	5
Limited partnership interests	(56)	—	(56)	(51)	—	(51)	(27)	—	(27)
Other	(9)	—	(9)	(15)	—	(15)	—	—	—
Other-than-temporary impairment losses	$(313)	$10	$(303)	$(452)	$36	$(416)	$(242)	$(3)	$(245)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amount excludes $221 million and $233 million as of December 31, 2016 and 2015, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2016	December 31, 2015
Municipal	$(8)	$(9)
Corporate	(7)	(7)
ABS	(21)	(23)
RMBS	(90)	(102)
CMBS	(7)	(6)
Total	$(133)	$(147)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2016	2015	2014
Beginning balance	$(392)	$(380)	$(513)
Additional credit loss for securities previously other-than-temporarily impaired	(21)	(30)	(6)
Additional credit loss for securities not previously other-than-temporarily impaired	(23)	(45)	(18)
Reduction in credit loss for securities disposed or collected	117	60	95
Change in credit loss due to accretion of increase in cash flows	1	3	3
Reduction in credit loss for securities sold in LBL disposition	—	—	59
Ending balance	$(318)	$(392)	$(380)
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
Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2016		Gains	Losses
Fixed income securities	$57,839	$1,710	$(447)	$1,263
Equity securities	5,666	594	(85)	509
Short-term investments	4,288	—	—	—
Derivative instruments (1)	5	5	(3)	2
EMA limited partnerships (2)				(4)
Unrealized net capital gains and losses, pre-tax				1,770
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(146)
Amounts recognized				(146)
Deferred income taxes				(571)
Unrealized net capital gains and losses, after-tax				$1,053
______________________________

(1)	Included in the fair value of derivative instruments is $5 million classified as assets.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2015		Gains	Losses
Fixed income securities	$57,948	$1,707	$(960)	$747
Equity securities	5,082	415	(139)	276
Short-term investments	2,122	—	—	—
Derivative instruments (1)	10	10	(4)	6
EMA limited partnerships				(4)
Unrealized net capital gains and losses, pre-tax				1,025
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(67)
Amounts recognized				(67)
Deferred income taxes				(338)
Unrealized net capital gains and losses, after-tax				$620
______________________________

(1)	Included in the fair value of derivative instruments are $6 million classified as assets and $(4) million classified as liabilities.
Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2016	2015	2014
Fixed income securities	$516	$(2,021)	$866
Equity securities	233	(136)	(212)
Derivative instruments	(4)	8	16
EMA limited partnerships	—	1	(2)
Investments classified as held for sale	—	—	(190)
Total	745	(2,148)	478
Amounts recognized for:
Insurance reserves	—	28	(28)
DAC and DSI	(79)	112	(21)
Amounts recognized	(79)	140	(49)
Deferred income taxes	(233)	702	(149)
Increase (decrease) in unrealized net capital gains and losses, after-tax	$433	$(1,306)	$280
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

($ in millions)	Less than 12 months			12 months or more
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2016
Fixed income securities
U.S. government and agencies	46	$943	$(9)	—	$—	$—	$(9)
Municipal	1,310	3,073	(76)	8	29	(11)	(87)
Corporate	862	13,343	(256)	83	678	(63)	(319)
Foreign government	41	225	(4)	—	—	—	(4)
ABS	31	222	(1)	14	109	(10)	(11)
RMBS	89	53	(1)	179	91	(7)	(8)
CMBS	15	59	(4)	4	15	(5)	(9)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,395	17,918	(351)	288	922	(96)	(447)
Equity securities	195	654	(56)	46	165	(29)	(85)
Total fixed income and equity securities	2,590	$18,572	$(407)	334	$1,087	$(125)	$(532)
Investment grade fixed income securities	2,202	$15,678	$(293)	201	$493	$(51)	$(344)
Below investment grade fixed income securities	193	2,240	(58)	87	429	(45)	(103)
Total fixed income securities	2,395	$17,918	$(351)	288	$922	$(96)	$(447)

December 31, 2015
Fixed income securities
U.S. government and agencies	53	$1,874	$(4)	—	$—	$—	$(4)
Municipal	222	810	(6)	9	36	(14)	(20)
Corporate	1,361	17,915	(696)	111	1,024	(183)	(879)
Foreign government	9	44	—	—	—	—	—
ABS	133	1,733	(24)	20	324	(19)	(43)
RMBS	88	69	—	176	125	(10)	(10)
CMBS	13	75	(2)	1	2	(2)	(4)
Total fixed income securities	1,879	22,520	(732)	317	1,511	(228)	(960)
Equity securities	265	1,397	(107)	37	143	(32)	(139)
Total fixed income and equity securities	2,144	$23,917	$(839)	354	$1,654	$(260)	$(1,099)
Investment grade fixed income securities	1,405	$17,521	$(362)	225	$972	$(105)	$(467)
Below investment grade fixed income securities	474	4,999	(370)	92	539	(123)	(493)
Total fixed income securities	1,879	$22,520	$(732)	317	$1,511	$(228)	$(960)
As of December 31, 2016, $444 million of the $532 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $444 million, $318 million are related to unrealized losses on investment grade fixed income securities and $55 million are related to equity securities. Of the remaining $71 million, $47 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of December 31, 2016, the remaining $88 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $26 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $88 million, $32 million are related to below investment grade fixed income securities and $30 million are related to equity securities. Of these amounts, $14 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2016.
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
As of December 31, 2016, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2016, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of December 31, 2016 and 2015, the carrying value of equity method limited partnerships totaled $4.53 billion and $3.72 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of December 31, 2016 and 2015, the carrying value for cost method limited partnerships was $1.28 billion and $1.15 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.

Mortgage loans
The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled, net of valuation allowance, $4.49 billion and $4.34 billion as of December 31, 2016 and 2015, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower.
The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage loan portfolio. No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2016	2015
California	19.3%	21.3%
Texas	10.5	9.7
New Jersey	8.2	8.7
Illinois	6.7	7.1
Florida	5.4	5.3
The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2016	2015
Apartment complex	27.6%	26.4%
Office buildings	23.9	22.7
Retail	20.4	21.3
Warehouse	17.0	18.4
Other	11.1	11.2
Total	100.0%	100.0%
The contractual maturities of the mortgage loan portfolio as of December 31, 2016 are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2017	28	$295	6.6%
2018	29	336	7.5
2019	10	267	6.0
2020	14	190	4.2
Thereafter	222	3,398	75.7
Total	303	$4,486	100.0%
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2016.
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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution as of December 31:

($ in millions)	2016			2015
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$60	$—	$60	$64	$—	$64
1.0 - 1.25	324	—	324	382	—	382
1.26 - 1.50	1,293	—	1,293	1,219	—	1,219
Above 1.50	2,765	39	2,804	2,667	—	2,667
Total non-impaired mortgage loans	$4,442	$39	$4,481	$4,332	$—	$4,332
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
The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2016	2015
Impaired mortgage loans with a valuation allowance	$5	$6
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$5	$6
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $6 million, $11 million and $27 million during 2016, 2015 and 2014, respectively.
The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2016	2015	2014
Beginning balance	$3	$8	$21
Net decrease in valuation allowance	—	(4)	(5)
Charge offs	—	(1)	(8)
Ending balance	$3	$3	$8
Payments on all mortgage loans were current as of December 31, 2016 and 2015.
Municipal bonds
The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2016	2015
Texas	10.0%	9.2%
California	7.2	6.3
New York	6.8	7.7
Florida	5.7	5.6
Washington	5.6	5.6
Michigan	5.4	3.9
Concentration of credit risk
As of December 31, 2016, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholders’ equity, other than the U.S. government and its agencies.
Securities loaned
The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2016 and 2015, fixed income and equity securities with a carrying value of $1.08 billion and $798 million, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $6 million in 2016 and $2 million in each of 2015 and 2014.

Other investment information
Included in fixed income securities are below investment grade assets totaling $8.62 billion and $8.64 billion as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, fixed income securities and short-term investments with a carrying value of $168 million were on deposit with regulatory authorities as required by law.
As of December 31, 2016, the carrying value of fixed income securities and other investments that were non-income producing was $70 million.
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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$2,918	$719	$—		$3,637
Municipal	—	7,208	125		7,333
Corporate - public	—	31,414	78		31,492
Corporate - privately placed	—	11,846	263		12,109
Foreign government	—	1,075	—		1,075
ABS - CDO	—	650	27		677
ABS - consumer and other	—	452	42		494
RMBS	—	727	1		728
CMBS	—	248	22		270
Redeemable preferred stock	—	24	—		24
Total fixed income securities	2,918	54,363	558		57,839
Equity securities	5,247	256	163		5,666
Short-term investments	850	3,423	15		4,288
Other investments: Free-standing derivatives	—	119	1	$(9)	111
Separate account assets	3,393	—	—		3,393
Other assets	—	—	1		1
Total recurring basis assets	12,408	58,161	738	(9)	71,298
Non-recurring basis (1)	—	—	24		24
Total assets at fair value	$12,408	$58,161	$762	$(9)	$71,322
% of total assets at fair value	17.4%	81.5%	1.1%	—%	100.0%
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(290)		$(290)
Other liabilities: Free-standing derivatives	(1)	(68)	(3)	$28	(44)
Total liabilities at fair value	$(1)	$(68)	$(293)	$28	$(334)
% of total liabilities at fair value	0.3%	20.4%	87.7%	(8.4)%	100.0%
______________________________

(1)	Includes $24 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$3,056	$861	$5		$3,922
Municipal	—	7,240	161		7,401
Corporate - public	—	30,356	46		30,402
Corporate - privately placed	—	10,923	502		11,425
Foreign government	—	1,033	—		1,033
ABS - CDO	—	716	61		777
ABS - consumer and other	—	1,500	50		1,550
RMBS	—	946	1		947
CMBS	—	446	20		466
Redeemable preferred stock	—	25	—		25
Total fixed income securities	3,056	54,046	846		57,948
Equity securities	4,786	163	133		5,082
Short-term investments	615	1,507	—		2,122
Other investments: Free-standing derivatives	—	65	1	$(13)	53
Separate account assets	3,658	—	—		3,658
Other assets	2	—	1		3
Total recurring basis assets	12,117	55,781	981	(13)	68,866
Non-recurring basis (1)	—	—	55		55
Total assets at fair value	$12,117	$55,781	$1,036	$(13)	$68,921
% of total assets at fair value	17.6%	80.9%	1.5%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(299)		$(299)
Other liabilities: Free-standing derivatives	(1)	(23)	(8)	$7	(25)
Total liabilities at fair value	$(1)	$(23)	$(307)	$7	$(324)
% of total liabilities at fair value	0.3%	7.1%	94.8%	(2.2)%	100.0%
______________________________

(1)	Includes $42 million of limited partnership interests and $13 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%

December 31, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of December 31, 2016 and 2015, Level 3 fair value measurements of fixed income securities total $558 million and $846 million, respectively, and include $307 million and $625 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $80 million and $96 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$5	$—	$—	$—	$(4)
Municipal	161	12	(10)	6	(23)
Corporate - public	46	—	—	41	(43)
Corporate - privately placed	502	15	18	16	(398)
ABS - CDO	61	1	6	10	(43)
ABS - consumer and other	50	—	(3)	3	(35)
RMBS	1	1	—	—	—
CMBS	20	—	—	—	(1)
Total fixed income securities	846	29	11	76	(547)
Equity securities	133	(32)	12	—	(12)
Short-term investments	—	—	—	—	—
Free-standing derivatives, net	(7)	6	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$973	$3	$23	$76	$(559)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(299)	$5	$—	$—	$—
Total recurring Level 3 liabilities	$(299)	$5	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$—
Municipal	22	(40)	—	(3)	125
Corporate - public	47	(11)	—	(2)	78
Corporate - privately placed	181	(15)	—	(56)	263
ABS - CDO	40	(3)	—	(45)	27
ABS - consumer and other	35	(5)	—	(3)	42
RMBS	—	(1)	—	—	1
CMBS	5	—	—	(2)	22
Total fixed income securities	330	(75)	—	(112)	558
Equity securities	65	(4)	—	1	163
Short-term investments	15	—	—	—	15
Free-standing derivatives, net	—	—	—	(1)	(2)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$410	$(79)	$—	$(112)	$735
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(3)	$7	$(290)
Total recurring Level 3 liabilities	$—	$—	$(3)	$7	$(290)
______________________________

(1)
The effect to net income totals $8 million and is reported in the Consolidated Statements of Operations as follows: $(9) million in realized capital gains and losses, $12 million in net investment income, $(4) million in interest credited to contractholder funds and $9 million in life and annuity contract benefits.

(2)	Comprises $1 million of assets and $3 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$6	$—	$—	$—	$—
Municipal	270	(4)	(7)	3	(2)
Corporate - public	214	—	—	—	(175)
Corporate - privately placed	677	13	(20)	13	(106)
ABS - CDO	104	(1)	4	43	(52)
ABS - consumer and other	92	(1)	—	—	(98)
RMBS	1	—	—	—	—
CMBS	23	—	—	—	—
Total fixed income securities	1,387	7	(23)	59	(433)
Equity securities	83	(3)	(5)	—	—
Short-term investments	5	—	—	—	—
Free-standing derivatives, net	(7)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,469	$5	$(28)	$59	$(433)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$19	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$19	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$5
Municipal	—	(91)	—	(8)	161
Corporate - public	11	—	—	(4)	46
Corporate - privately placed	79	(74)	—	(80)	502
ABS - CDO	—	(2)	—	(35)	61
ABS - consumer and other	70	(5)	—	(8)	50
RMBS	—	—	—	—	1
CMBS	12	—	—	(15)	20
Total fixed income securities	172	(172)	—	(151)	846
Equity securities	69	(11)	—	—	133
Short-term investments	35	(40)	—	—	—
Free-standing derivatives, net	—	—	—	(1)	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$276	$(223)	$—	$(152)	$973
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(2)	$7	$(299)
Total recurring Level 3 liabilities	$—	$—	$(2)	$7	$(299)
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
There were no transfers between Level 1 and Level 2 during 2016, 2015 or 2014.
Transfers into Level 3 during 2016, 2015 and 2014 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during 2016, 2015 and 2014 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2016	2015	2014
Assets
Fixed income securities:
Municipal	$2	$(12)	$(7)
Corporate	2	11	11
ABS	—	2	1
RMBS	—	—	(1)
Total fixed income securities	4	1	4
Equity securities	(32)	(4)	—
Free-standing derivatives, net	5	1	5
Other assets	—	—	1
Total recurring Level 3 assets	$(23)	$(2)	$10
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$5	$19	$(8)
Liabilities held for sale	—	—	17
Total recurring Level 3 liabilities	$5	$19	$9
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(18) million in 2016 and are reported as follows: $(36) million in realized capital gains and losses, $13 million in net investment income, $(4) million in interest credited to contractholder funds and $9 million in life and annuity contract benefits. These gains and losses total $17 million in 2015 and are reported as follows: $(20) million in realized capital gains and losses, $18 million in net investment income, $26 million in interest credited to contractholder funds and $(7) million in life and annuity contract benefits. These gains and losses total $19 million in 2014 and are reported as follows: $(3) million in realized capital gains and losses, $12 million in net investment income, $(5) million in interest credited to contractholder funds and $15 million in life and annuity contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	December 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,486	$4,514	$4,338	$4,489
Cost method limited partnerships	1,282	1,493	1,154	1,450
Bank loans	1,669	1,677	1,565	1,527
Agent loans	467	467	422	408
The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral. The fair value of cost method limited partnerships is determined using reported net asset values. The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions. The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics. The fair value measurements for mortgage loans, cost method limited partnerships, bank loans and agent loans are categorized as Level 3.
Financial liabilities

($ in millions)	December 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$11,313	$12,009	$12,424	$12,874
Long-term debt	6,347	6,920	5,124	5,648
Liability for collateral	1,129	1,129	840	840
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
The fair value of long-term debt is based on market observable data (such as the fair value of the debt when traded as an asset) or is determined using discounted cash flow calculations based on current interest rates for instruments with comparable terms and considers the Company’s own credit risk. The liability for collateral is valued at carrying value due to its short-term nature. The fair value measurements for long-term debt and liability for collateral are categorized as Level 2.
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

The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income. The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders and conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of December 31, 2016, the Company pledged $9 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2016.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$49	n/a	$5	$5	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	65	n/a	1	1	—
Equity and index contracts
Options	Other investments	—	3,972	88	88	—
Financial futures contracts	Other assets	—	261	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	759	n/a	—	24	(24)
Credit default contracts
Credit default swaps – buying protection	Other investments	87	n/a	(4)	—	(4)
Credit default swaps – selling protection	Other investments	140	n/a	2	2	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		1,054	4,233	88	116	(28)
Total asset derivatives		$1,103	4,233	$93	$121	$(28)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	$—	4,848	$(39)	$—	$(39)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	391	n/a	(34)	—	(34)
Guaranteed withdrawal benefits	Contractholder funds	290	n/a	(9)	—	(9)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,751	n/a	(247)	—	(247)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	136	n/a	(2)	—	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	105	n/a	(3)	—	(3)
Subtotal		2,673	4,848	(334)	—	(334)
Total liability derivatives		2,673	4,848	(334)	$—	$(334)
Total derivatives		$3,776	9,081	$(241)
______________________________

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2016
Asset derivatives	$31	$(28)	$19	$22	$(9)	$13
Liability derivatives	(33)	28	—	(5)	4	(1)

December 31, 2015
Asset derivatives	$21	$(8)	$(5)	$8	$(4)	$4
Liability derivatives	(25)	8	(1)	(18)	9	(9)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the years ended December 31. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses in 2016, 2015 or 2014.

($ in millions)	2016	2015	2014
Gain recognized in OCI on derivatives during the period	$—	$10	$12
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	2	6	(2)
Gain (loss) reclassified from AOCI into income (net investment income)	1	(1)	(2)
Gain (loss) reclassified from AOCI into income (realized capital gains and losses)	3	3	(2)
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations. In 2016, 2015 and 2014, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
2016
Equity and index contracts	$(12)	$—	$18	$19	$—	$25
Embedded derivative financial instruments	—	9	—	—	—	9
Foreign currency contracts	17	—	—	(35)	—	(18)
Credit default contracts	(5)	—	—	—	—	(5)
Total	$—	$9	$18	$(16)	$—	$11

2015
Interest rate contracts	$1	$—	$—	$—	$—	$1
Equity and index contracts	1	—	(9)	(1)	—	(9)
Embedded derivative financial instruments	—	(7)	31	—	—	24
Foreign currency contracts	(24)	—	—	(8)	—	(32)
Credit default contracts	(2)	—	—	—	—	(2)
Total	$(24)	$(7)	$22	$(9)	$—	$(18)

2014
Interest rate contracts	$(10)	$—	$—	$—	$(4)	$(14)
Equity and index contracts	(18)	—	38	9	—	29
Embedded derivative financial instruments	—	15	(14)	—	—	1
Foreign currency contracts	(9)	—	—	(8)	—	(17)
Credit default contracts	1	—	—	—	—	1
Other contracts	—	—	(2)	—	—	(2)
Total	$(36)	$15	$22	$1	$(4)	$(2)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2016, counterparties pledged $13 million in cash and securities to the Company, and the Company pledged $27 million in cash and securities to counterparties as collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

($ in millions)	2016				2015
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA–	2	$80	$2	$2	—	$—	$—	$—
A+	5	698	20	9	1	82	5	—
A	—	—	—	—	5	375	9	6
A–	1	110	1	1	1	41	3	—
BBB+	—	—	—	—	2	49	—	1
Total	8	$888	$23	$12	9	$547	$17	$7
______________________________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	2016	2015
Gross liability fair value of contracts containing credit-risk-contingent features	$9	$21
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(7)	(3)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(13)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$5

Credit derivatives – selling protection
A credit default swap (“CDS”) is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the “reference entity” or a portfolio of “reference entities”), in return for a periodic premium. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. CDS typically have a five-year term.
The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2016
Single name
Corporate debt	$20	$10	$35	$—	$65	$1
First-to-default Basket
Municipal	—	—	100	—	100	(3)
Index
Corporate debt	1	19	50	10	80	1
Total	$21	$29	$185	$10	$245	$(1)
December 31, 2015
Single name
Corporate debt	$20	$10	$45	$—	$75	$1
First-to-default Basket
Municipal	—	—	100	—	100	(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$21	$30	$197	$7	$255	$(6)
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
Off-balance sheet financial instruments
The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2016	2015
Commitments to invest in limited partnership interests	$2,979	$2,551
Private placement commitments	69	89
Municipal bond forward commitments	—	36
Other loan commitments	83	46

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
Private placement commitments represent commitments to purchase private placement debt and private equity securities at a specified future date. The Company enters into these agreements in the normal course of business. The fair value of the debt commitments generally cannot be estimated on the date the commitment is made as the terms and conditions of the underlying private placement securities are not yet final. Because the private equity securities are not actively traded, it is not practical to estimate fair value of the commitments.
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
8.    Reserve for Property-Liability Insurance Claims and Claims Expense
The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. The Company’s reserving process takes into account known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in laws and regulations, judicial decisions, and economic conditions. In the normal course of business, the Company may also supplement its claims processes by utilizing third party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.
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
Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	2016	2015	2014
Balance as of January 1	$23,869	$22,923	$21,857
Less reinsurance recoverables	5,892	5,694	4,664
Net balance as of January 1	17,977	17,229	17,193
Incurred claims and claims expense related to:
Current year	22,238	20,953	19,512
Prior years	(17)	81	(84)
Total incurred	22,221	21,034	19,428
Claims and claims expense paid related to:
Current year	14,222	13,660	12,924
Prior years	6,910	6,626	6,468
Total paid	21,132	20,286	19,392
Net balance as of December 31	19,066	17,977	17,229
Plus reinsurance recoverables	6,184	5,892	5,694
Balance as of December 31	$25,250	$23,869	$22,923
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $2.57 billion, $1.72 billion and $1.99 billion in 2016, 2015 and 2014, respectively, net of reinsurance and other recoveries (see Note 10). Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
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
During 2016, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $155 million primarily due to claim severity development for bodily injury coverage that was better than expected, net decreases in homeowners reserves of $24 million due to favorable non-catastrophe reserve reestimates, net increases in other reserves of $57 million primarily due to unfavorable commercial business non-catastrophe losses , and net increases in Discontinued Lines and Coverages reserves of $105 million. Incurred claims and claims expense includes unfavorable catastrophe loss reestimates of $6 million, net of reinsurance and other recoveries.
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

The following presents information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for claims and claims expense, including both reported and IBNR claims. The cumulative number of reported claims is identified by coverage and excludes reported claims for industry pools and facilities where information is not available. The information about incurred and paid claims development for the 2012 to 2015 years, and the average annual percentage payout of incurred claims by age as of December 31, 2016, is presented as required supplementary information.
Auto Insurance

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of reinsurance					IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					As of December 31, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2012	2013	2014	2015	2016
2012	$11,299	$11,187	$11,079	$11,046	$11,015	$444	5,801,971
2013	—	11,329	11,269	11,273	11,204	888	5,890,375
2014	—	—	12,166	12,220	12,121	1,603	6,335,312
2015	—	—	—	13,521	13,466	2,963	6,754,829
2016	—	—	—	—	14,265	5,896	6,572,689
					$62,071

	Cumulative paid claims and allocated claims adjustment expenses, net of reinsurance
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2012	2013	2014	2015	2016
2012	$6,818	$8,760	$9,660	$10,251	$10,571
2013	—	6,662	8,826	9,770	10,316
2014	—	—	7,312	9,586	10,518
2015	—	—	—	8,027	10,503
2016	—	—	—	—	8,369
				Total	$50,277
All outstanding liabilities before 2012, net of reinsurance					1,167
Liabilities for claims and claim adjustment expenses, net of reinsurance					$12,961

Average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2016
	1 year	2 years	3 years	4 years	5 years
Auto insurance	60.2%	19.1%	8.0%	5.2%	3.1%

Homeowners Insurance

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of reinsurance					IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					As of December 31, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2012	2013	2014	2015	2016
2012	$3,833	$3,915	$3,930	$3,913	$3,891	$63	1,003,156
2013	—	3,091	3,163	3,156	3,135	97	682,525
2014	—	—	3,600	3,644	3,646	172	764,101
2015	—	—	—	3,565	3,615	323	717,025
2016	—	—	—	—	3,964	1,020	755,683
					$18,251

	Cumulative paid claims and allocated claims adjustment expenses, net of reinsurance
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2012	2013	2014	2015	2016
2012	$2,942	$3,606	$3,742	$3,802	$3,828
2013	—	2,283	2,878	2,991	3,038
2014	—	—	2,730	3,358	3,474
2015	—	—	—	2,584	3,293
2016	—	—	—	—	2,944
				Total	$16,577
All outstanding liabilities before 2012, net of reinsurance					187
Liabilities for claims and claim adjustment expenses, net of reinsurance					$1,861

Average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2016
	1 year	2 years	3 years	4 years	5 years
Homeowners insurance	74.2%	19.1%	2.8%	1.4%	0.7%

The reconciliation of the net incurred and paid claims development tables above to the reserve for property-liability insurance claims and claims expense in the Consolidated Statement of Financial Position as of December 31, 2016 is as follows:

($ in millions)
Net outstanding liabilities:
Auto insurance	$12,961
Homeowners insurance	1,861
Other personal lines	1,310
Commercial lines	597
Other business lines	22
Discontinued Lines and Coverages (1)	1,382
Unallocated loss adjustment expenses	933
Net reserve for property-liability insurance claims and claims expense	19,066

Reinsurance recoverable:
Auto insurance	5,422
Homeowners insurance	9
Other personal lines	212
Commercial lines	21
Other business lines	10
Discontinued Lines and Coverages	508
Unallocated loss adjustment expenses	2
Total reinsurance recoverable	6,184
Gross reserve for property-liability insurance claims and claims expense	$25,250
______________________________

(1)
Discontinued Lines and Coverages includes business in run-off. All of the claims relate to accident years more than 10 years ago. IBNR reserves represent $800 million of the total reserves as of December 31, 2016.

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
9.    Reserve for Life-Contingent Contract Benefits and Contractholder Funds
As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2016	2015
Immediate fixed annuities:
Structured settlement annuities	$6,681	$6,673
Other immediate fixed annuities	1,941	2,041
Traditional life insurance	2,643	2,584
Accident and health insurance	873	844
Other	101	105
Total reserve for life-contingent contract benefits	$12,239	$12,247

The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 2.9% to 9.0%	Present value of contractually specified future benefits
Other immediate fixed annuities
1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; Annuity 2000 mortality table; 1983 individual annuity mortality table with internal modifications
		Interest rate assumptions range from 0% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 2.5% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 7.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims
Other: Variable annuity guaranteed minimum death benefits (1)	Annuity 2012 mortality table with internal modifications	Interest rate assumptions range from 2.0% to 5.8%	Projected benefit ratio applied to cumulative assessments
______________________________

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”).

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability is included in the reserve for life-contingent contract benefits with respect to this deficiency. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income. This liability was zero as of both December 31, 2016 and 2015.
As of December 31, contractholder funds consist of the following:

($ in millions)	2016	2015
Interest-sensitive life insurance	$8,062	$7,975
Investment contracts:
Fixed annuities	11,933	12,974
Funding agreements backing medium-term notes	—	85
Other investment contracts	265	261
Total contractholder funds	$20,260	$21,295

The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 10.5% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 13.3% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.0% for all other products
Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 17.9% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Other investment contracts:
Guaranteed minimum income, accumulation and withdrawal benefits on variable (1) and fixed annuities and secondary guarantees on interest-sensitive life insurance and fixed annuities
	Interest rates used in establishing reserves range from 1.5% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract
______________________________

(1)	In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.
Contractholder funds as of December 31, 2015 included funding agreements held by a VIE, Allstate Life Global Funding, that issued medium-term notes. The VIE’s primary assets were funding agreements used exclusively to back medium-term note programs.
Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2016	2015	2014
Balance, beginning of year	$21,295	$22,529	$24,304
Classified as held for sale, beginning balance	—	—	10,945
Total, including those classified as held for sale	21,295	22,529	35,249
Deposits	1,164	1,203	1,333
Interest credited	722	760	919
Benefits	(966)	(1,077)	(1,197)
Surrenders and partial withdrawals	(1,053)	(1,278)	(2,273)
Maturities of and interest payments on institutional products	(86)	(1)	(2)
Contract charges	(829)	(818)	(881)
Net transfers from separate accounts	5	7	7
Other adjustments	8	(30)	36
Sold in LBL disposition	—	—	(10,662)
Balance, end of year	$20,260	$21,295	$22,529
The Company offered various guarantees to variable annuity contractholders. In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential. Liabilities for variable contract guarantees related to death benefits are included in the reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds. All liabilities for variable contract guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to reinsurance.
Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives. The account balances of variable annuities contracts’ separate accounts with guarantees included $2.93 billion and $3.22 billion of equity, fixed income and balanced mutual funds and $364 million and $341 million of money market mutual funds as of December 31, 2016 and 2015, respectively.

The table below presents information regarding the Company’s variable annuity contracts with guarantees. The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2016	2015
In the event of death
Separate account value	$3,298	$3,560
Net amount at risk (1)	$585	$675
Average attained age of contractholders	70 years	69 years
At annuitization (includes income benefit guarantees)
Separate account value	$915	$967
Net amount at risk (2)	$265	$281
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$267	$294
Net amount at risk (3)	$10	$10
Accumulation at specified dates
Separate account value	$310	$371
Net amount at risk (4)	$26	$31
Weighted average waiting period until guarantee date	3 years	4 years
______________________________

(1)	Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.

(2)	Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)	Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.

(4)	Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.
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

The following table summarizes the liabilities for guarantees.

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2015 (1)	$223	$68	$75	$366
Less reinsurance recoverables	106	64	52	222
Net balance as of December 31, 2015	117	4	23	144
Incurred guarantee benefits	26	—	11	37
Paid guarantee benefits	—	—	—	—
Net change	26	—	11	37
Net balance as of December 31, 2016	143	4	34	181
Plus reinsurance recoverables	101	40	43	184
Balance, December 31, 2016 (2)	$244	$44	$77	$365

Balance, December 31, 2014 (3)	$195	$95	$60	$350
Less reinsurance recoverables	98	91	45	234
Net balance as of December 31, 2014	97	4	15	116
Incurred guarantee benefits	20	—	8	28
Paid guarantee benefits	—	—	—	—
Net change	20	—	8	28
Net balance as of December 31, 2015	117	4	23	144
Plus reinsurance recoverables	106	64	52	222
Balance, December 31, 2015 (1)	$223	$68	$75	$366
______________________________

(1)
Included in the total liability balance as of December 31, 2015 are reserves for variable annuity death benefits of $105 million, variable annuity income benefits of $65 million, variable annuity accumulation benefits of $38 million, variable annuity withdrawal benefits of $14 million and other guarantees of $144 million.

(2)
Included in the total liability balance as of December 31, 2016 are reserves for variable annuity death benefits of $100 million, variable annuity income benefits of $40 million, variable annuity accumulation benefits of $34 million, variable annuity withdrawal benefits of $9 million and other guarantees of $182 million.

(3)
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

10.  Reinsurance
The effects of reinsurance on property-liability insurance premiums written and earned and life and annuity premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Property-liability insurance premiums written
Direct	$32,614	$31,924	$30,686
Assumed	47	39	48
Ceded	(1,061)	(1,092)	(1,120)
Property-liability insurance premiums written, net of reinsurance	$31,600	$30,871	$29,614
Property-liability insurance premiums earned
Direct	$32,249	$31,274	$29,914
Assumed	45	41	45
Ceded	(987)	(1,006)	(1,030)
Property-liability insurance premiums earned, net of reinsurance	$31,307	$30,309	$28,929
Life and annuity premiums and contract charges
Direct	$1,766	$1,641	$1,944
Assumed	818	849	629
Ceded	(309)	(332)	(416)
Life and annuity premiums and contract charges, net of reinsurance	$2,275	$2,158	$2,157

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
Property-Liability reinsurance recoverable
Total amounts recoverable from reinsurers as of December 31, 2016 and 2015 were $6.28 billion and $5.98 billion, respectively, including $93 million and $86 million, respectively, related to property-liability losses paid by the Company and billed to reinsurers, and $6.18 billion and $5.89 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.
With the exception of the recoverable balances from the Michigan Catastrophic Claims Association (“MCCA”), Lloyd’s of London, New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”) and other industry pools and facilities, the largest reinsurance recoverable balance the Company had outstanding was $61 million and $62 million from Westport Insurance Corporation as of December 31, 2016 and 2015, respectively. No other amount due or estimated to be due from any single property-liability reinsurer was in excess of $35 million and $32 million as of December 31, 2016 and 2015, respectively.
The allowance for uncollectible reinsurance was $84 million and $80 million as of December 31, 2016 and 2015, respectively, and is primarily related to the Company’s Discontinued Lines and Coverages segment.
Industry pools and facilities
Reinsurance recoverable on paid and unpaid claims including IBNR as of December 31, 2016 and 2015 includes $4.95 billion and $4.66 billion, respectively, from the MCCA. The MCCA is a mandatory insurance coverage and reinsurance indemnification mechanism for personal injury protection losses that provides indemnification for losses over a retention level that increases every other MCCA fiscal year by the lesser of 6% or the increase in the Consumer Price Index. The retention level will be $555 thousand per claim for the fiscal two-years ending June 30, 2019 compared to $545 thousand per claim for the fiscal two-years ending June 30, 2017. The MCCA is obligated to fund the ultimate liability for member companies (companies actively writing motor vehicle coverage in Michigan and those with runoff policies) qualifying claims and claims expenses. The MCCA operates similar to a reinsurance program and is annually funded by participating member companies (companies actively writing motor vehicle coverage in Michigan) through a per vehicle annual assessment. The MCCA has been legally authorized to annually assess participating member companies pursuant to enabling legislation that describes both the annual determination and assessment. This assessment is recorded as a component of the premiums charged to the Company’s customers. These assessments paid to the MCCA provide funds for the indemnification for losses described above. The MCCA is required to assess an amount each year sufficient to cover members’ actuarially determined present value of expected payments on lifetime claims of all persons expected to be catastrophically injured in that year, its operating expenses, and adjustments for the amount of excesses or deficiencies in prior assessments. The MCCA prepares statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Michigan Department of Insurance and Financial Services (“MI DOI”). The MI DOI has granted the MCCA a statutory permitted practice that expires in 2019 to discount its liabilities for loss and loss adjustment expense. As of June 30, 2016, the date of its most recent annual financial report, the MCCA had cash and invested assets of $18.48 billion and an accumulated deficit of $1.74 billion. The permitted practice reduced the accumulated deficit by $42.27 billion.
Allstate sells and administers policies as a participant in the National Flood Insurance Program (“NFIP”). The amounts recoverable as of December 31, 2016 and 2015 were $77 million and $27 million, respectively. Ceded premiums earned include $274 million, $293 million and $312 million in 2016, 2015 and 2014, respectively. Ceded losses incurred include $537 million, $120 million and $38 million in 2016, 2015 and 2014, respectively. Under the arrangement, the Federal Government pays all covered claims and certain qualifying claim expenses.
The PLIGA, as the statutory administrator of the New Jersey Unsatisfied Claim and Judgment Fund (“UCJF”), provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger stranger pedestrian personal injury protection benefits when no other coverage is available. The fund provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of $75,000 with no limits for policies issued or renewed prior to January 1, 1991 and in excess of $75,000 and capped at $250,000 for policies issued or renewed from January 1, 1991 to December 31, 2004. The amounts recoverable as of December 31, 2016 and 2015 were $506 million and $500 million, respectively.
Ceded premiums earned under the Florida Hurricane Catastrophe Fund (“FHCF”) agreement were $12 million, $13 million and $11 million in 2016, 2015 and 2014, respectively. There were no ceded losses incurred in 2016, 2015 or 2014. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $58 million for the 2 largest hurricanes and $19 million for other hurricanes, up to a maximum total of $185 million effective from June 1, 2016 to May 31, 2017. There were no amounts recoverable from the FHCF as of December 31, 2016 or 2015.
Catastrophe reinsurance
The Company has the following catastrophe reinsurance agreements in effect as of December 31, 2016:

•
The majority of our program comprises multi-year contracts, primarily placed in the traditional reinsurance market, such that one third of the program is renewed every year. The duration of the contracts in the program vary from one to seven-year terms.

•	Coverage is generally purchased on a broad geographic, product line and multiple peril loss basis.

•	The Company purchases reinsurance from traditional reinsurance companies as well as the insurance linked securities market (i.e. “PCS Agreements”).

•	Florida property and New Jersey property and auto are each covered by separate agreements, as the risk of loss is different and our subsidiaries operating in these states are separately capitalized.
The Nationwide Per Occurrence Excess Catastrophe Reinsurance program (the “Nationwide program”) provides $4.55 billion of reinsurance coverage subject to a $500 million retention and is subject to the amount of reinsurance placed in each of its ten layers. The Nationwide program comprises four agreements: The Per Occurrence Excess Catastrophe Reinsurance agreement, the 2013-1 Property Claim Services (“PCS”) Excess Catastrophe Reinsurance agreement, the 2014-1 PCS Excess Catastrophe Reinsurance agreement, and the Gap Fill Layer Catastrophe Reinsurance agreement.

•
The Per Occurrence Excess Catastrophe Reinsurance agreement, which is placed in the traditional reinsurance market, reinsures personal lines property and automobile excess catastrophe losses caused by multiple perils in every state, except Florida’s personal lines property excess catastrophe losses and both personal lines property and automobile excess catastrophe losses in New Jersey. The program comprises layers one through six and a portion of layer nine. Coverage for each of the first through fifth layers comprises three contracts, with each contract providing one-third of 95% of the total layer limit and expiring May 31, 2017, May 31, 2018 and May 31, 2019. The sixth layer is 95% placed and comprises one contract expiring May 31, 2022. The contracts for layers one through six provide $3.07 billion in per occurrence reinsurance limits subject to a $500 million retention.

Coverage for a portion of the ninth layer is provided by one contract expiring May 31, 2022, which provides 29% of $446 million or $131 million in limits in excess of $3.75 billion. Unlike the contracts expiring May 31, 2017 and May 31, 2018, the newly placed contracts expiring May 31, 2019 include coverage for automobile losses in Florida. The sixth layer and ninth layer contracts contain comparable contract terms and conditions as layers one through five. Unlike layer one through five contracts, the sixth and ninth layer contracts each contain an annual variable reset option which allows for the adjustment of each contract’s attachment and exhaustion levels within specified limits. The variable reset option requires a premium adjustment. The contracts for each of the first through fifth layers include one reinstatement of limits, per year, with premium required. The sixth and ninth layer contracts each contain one reinstatement of limits over their seven year term with premium required. Reinsurance premiums for all contracts are subject to redetermination for exposure changes on an annual basis.

•
The 2013-1 PCS Excess Catastrophe Reinsurance agreement reinsures personal lines property and automobile excess catastrophe losses caused by hurricanes in 28 states and the District of Columbia, and earthquakes, including fires following earthquakes, in California, New York and Washington and comprises portions of layers eight and nine of the program. The agreement comprises two contracts that expire May 3, 2017: a Class B Excess Catastrophe Reinsurance contract which provides 44% of $338 million or $150 million in limits in excess of a $3.22 billion attachment point, and a Class A Excess Catastrophe Reinsurance contract which provides 45% of $447 million or $200 million in limits excess of a $3.75 billion attachment point. This agreement is placed with a Bermuda insurance company, Sanders Re Ltd. (“Sanders Re”), which obtained funding from the insurance linked securities (“ILS”) market to collateralize the agreement’s limit. Amounts payable under the agreement are based on insured industry losses as reported by PCS and further indexed by annual pay-out factors specific to personal lines property and automobile exposures in the agreement’s covered areas. Reinsurance recoveries under the 2013-1 PCS agreement are limited to our ultimate net loss from a PCS reported hurricane or earthquake event, in excess of each contract’s specific attachment point and subject to each contract’s limit. The contracts do not include a reinstatement of limits.

•
The 2014-1 PCS Excess Catastrophe Reinsurance agreement reinsures personal lines property and automobile excess catastrophe losses caused by hurricanes in 29 states and the District of Columbia, and earthquakes, including fires following earthquakes, in California, New York and Washington and comprises portions of the eight, ninth and tenth layer of the program. The agreement comprises three contracts: a Class D Excess Catastrophe Reinsurance contract provides 51% of $603 million or $305 million in limits in excess of a $3.15 billion attachment point, a Class C Excess Catastrophe Reinsurance contract provides 26% of $447 million or $115 million in limits in excess of a $3.75 billion attachment point, and a Class B

Excess Catastrophe Reinsurance contract provides 95% of $347 million or $330 million in limits excess of a $4.20 billion attachment point. This agreement is also placed with Sanders Re which obtained ILS market funding to collateralize the agreement’s limit and the provisions regarding amounts payable and reinsurance recoveries as described above for the 2013-1 PCS agreement. Each contract’s risk period begins on May 22, 2014, with two of the three contracts’ risk periods expiring on May 21, 2018 and one contract’s risk period expiring on May 21, 2019. The contracts comprising the agreement contain a variable reset option which the ceding entities may invoke for risk periods subsequent to the first risk period and which allows for the annual adjustment of each contract’s attachment and exhaustion levels within specified limits. The variable reset option requires a premium adjustment. The contracts do not include a reinstatement of limits.

•
The Gap Fill contract reinsures personal lines property and automobile excess catastrophe losses caused by multiple perils in all states, except Florida’s personal lines property excess catastrophe losses and both personal lines property and automobile excess catastrophe losses in New Jersey. The contract expires May 31, 2017 and provides one annual limit of $175 million in excess of a $2.75 billion retention. Recoveries under the sixth and ninth layers of The Nationwide Per Occurrence Excess Catastrophe and the PCS Excess Catastrophe Reinsurance agreements, as described above, inure to the benefit of this contract. The contract is placed in the traditional reinsurance market and does not include a reinstatement of limits. Reinsurance premium is subject to redetermination for exposure changes.

The following programs are designed apart from the Nationwide program to address distinct exposures in certain states and markets. These programs are described below and are disregarded when determining coverage under the contracts included in the Nationwide program.
The Florida Excess Catastrophe Reinsurance agreement comprises five contracts, as described below, which reinsure Castle Key Insurance Company (“CKIC”) and Castle Key Indemnity Company’s (“CKI”, and together with CKIC, “Castle Key”) for personal lines property excess catastrophe losses in Florida. The agreement includes two contacts placed in the traditional market, CKIC’s and CKI’s reimbursement contracts with the Florida Hurricane Catastrophe Fund (“mandatory FHCF contracts”), and the Sanders Re 2014-2 Contract (“Sanders Re 2014-2 contact”) placed in the ILS markets.

•
The below FHCF contract reinsures personal lines property excess catastrophe losses caused by multiple perils in Florida. The contract provides limits of $40 million in excess of $20 million and is 100% placed. The first reinstatement of limits is prepaid and the second or final reinstatement requires additional premium. Reinsurance premium is subject to redetermination for exposure changes.

•
The mandatory FHCF contracts reinsure qualifying personal lines property losses caused by storms the National Hurricane Center declares to be hurricanes. The contracts provide 90% of $191 million of limits in excess of a provisional retention with no reinstatement of limits. The limits and retentions of the mandatory FHCF contracts are calculated independently for CKIC and CKI and are subject to re-measurement based on June 30, 2016 exposure data. For each of the two largest hurricanes, the provisional retention is $60 million and retention equal to one third of that amount, or approximately $20 million, is applicable to all other hurricanes for the season beginning June 1, 2016. In addition, the FHCF’s retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants.

•
The Excess contract reinsures personal lines property excess catastrophe losses caused by multiple perils in Florida. The contract provides limits of $254 million in excess of a $20 million retention. Recoveries from the Below FHCF contract and Mandatory FHCF contracts inure to the benefit of this contract, resulting in the Excess contract providing reinsurance for loss occurrences not subject to reimbursement under the FHCF contracts but reinsured under the multiple peril Excess contract. The contract does not include a reinstatement of limits. Reinsurance premium is subject to redetermination for exposure.

•
The Sanders Re 2014-2 contract reinsures qualifying personal lines property losses caused by a named storm event, a severe thunderstorm event, or an earthquake event in Florida. The contract provides limits of $200 million in excess of $60 million and $425 million which is equivalent to the mandatory FHCF coverage as if 100% placed and reinsurance limits provided by the excess contract above the mandatory FHCF coverage, for the June 1, 2016 to May 31, 2017 risk period. These events are defined in the Sanders Re 2014-2 contract as events declared by various reporting agencies, including PCS. Should PCS cease to report on severe thunderstorms, then such event will be deemed a severe thunderstorm if Castle Key has assigned a catastrophe code to such severe thunderstorm. Sanders Re obtained funding from the ILS market to provide collateral equal to the contract’s limit. The contract does not include a reinstatement of limits.

Losses recoverable under the Company’s New Jersey, Pennsylvania, Kentucky and California reinsurance agreements, described below.

•
The New Jersey Excess Catastrophe Reinsurance agreement comprises three contracts that reinsure personal lines property and automobile excess catastrophe losses in New Jersey caused by multiple perils. The contracts expire May 31, 2017, May 31, 2018 and May 31, 2019, and provide 31.67%, 31.66% and 31.67%, respectively, of $400 million of limits excess of a provisional $169 million retention, a $162 million retention, and a $150 million retention, respectively. Each contract includes one reinstatement of limits per contract year with premium due. The reinsurance premium and retention are subject to redetermination for exposure changes on an annual basis.

•
The Pennsylvania Excess Catastrophe Reinsurance agreement comprises a three-year term contract that reinsures personal lines property excess catastrophe losses in Pennsylvania caused by multi-perils. The agreement expires May 31, 2018 and provides three limits of $100 million excess of a $100 million retention subject to two limits being available in any one contract year and is 95% placed. The reinsurance premium and retention are not subject to redetermination for exposure changes.

•
The Kentucky Earthquake Excess Catastrophe Reinsurance agreement is a three-year contract that reinsures personal lines property excess catastrophe losses in Kentucky caused by earthquakes and fires following earthquakes. The contract expires May 31, 2017 and provides $25 million in excess of a $5 million retention with two limits being available in any one contract year and is 95% placed. The reinsurance premium and retention are not subject to redetermination for exposure changes.

•
The E&S Earthquake agreement comprises one contract which reinsures personal lines property catastrophe losses in California caused by the peril of earthquake and insured by our excess and surplus lines insurer. The contract expires June 30, 2018. Unlike the contracts comprising the Nationwide Program, the E&S Earthquake agreement provides reinsurance on a 100% quota share basis with no retention. The agreement reinsures only shake damage resulting from the earthquake peril.

The Company ceded premiums earned of $381 million, $414 million and $437 million under catastrophe reinsurance agreements in 2016, 2015 and 2014, respectively.
Asbestos, environmental and other
Reinsurance recoverables include $174 million and $183 million from Lloyd’s of London as of December 31, 2016 and 2015, respectively. Lloyd’s of London, through the creation of Equitas Limited, implemented a restructuring to solidify its capital base and to segregate claims for years prior to 1993. In 2007, Berkshire Hathaway’s subsidiary, National Indemnity Company, assumed responsibility for the Equitas claim liabilities through a loss portfolio transfer reinsurance agreement and continues to runoff the Equitas claims.
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
In addition, Allstate Financial has used reinsurance to effect the disposition of certain blocks of business. Allstate Financial had reinsurance recoverables of $1.41 billion and $1.44 billion as of December 31, 2016 and 2015, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2016, life and annuity premiums and contract charges of $78 million, contract benefits of $21 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $15 million were ceded to Prudential. In 2015, life and annuity premiums and contract charges of $94 million, contract benefits of $40 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $18 million were ceded to Prudential. In 2014, life and annuity premiums and contract charges of $109 million, contract benefits of $36 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $20 million were ceded to Prudential. In addition, as of December 31, 2016 and 2015, Allstate Financial had reinsurance recoverables of $144 million and $148 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.
Allstate Financial is the assuming reinsurer for LBL’s life insurance business sold through the Allstate agency channel and LBL’s payout annuity business in force prior to the sale of LBL on April 1, 2014. Under the terms of the reinsurance agreement, the Company is required to have a trust with assets greater than or equal to the statutory reserves ceded by LBL to the Company, measured on a monthly basis. As of December 31, 2016, the trust held $5.94 billion of investments, which are reported in the Consolidated Statement of Financial Position.
As of December 31, 2016, the gross life insurance in force was $442.36 billion of which $90.01 billion was ceded to the unaffiliated reinsurers.
Allstate Financial’s reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2016	2015
Annuities	$1,424	$1,457
Life insurance	860	897
Other	184	185
Total Allstate Financial	$2,468	$2,539
As of both December 31, 2016 and 2015, approximately 92% of Allstate Financial’s reinsurance recoverables are due from companies rated A- or better by S&P.
11.   Deferred Policy Acquisition and Sales Inducement Costs
Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2016
	Allstate Financial	Property-Liability	Total
Balance, beginning of year	$1,832	$2,029	$3,861
Acquisition costs deferred	291	4,426	4,717
Amortization charged to income	(283)	(4,267)	(4,550)
Effect of unrealized gains and losses	(74)	—	(74)
Balance, end of year	$1,766	$2,188	$3,954

	2015
	Allstate Financial	Property-Liability	Total
Balance, beginning of year	$1,705	$1,820	$3,525
Acquisition costs deferred	285	4,311	4,596
Amortization charged to income	(262)	(4,102)	(4,364)
Effect of unrealized gains and losses	104	—	104
Balance, end of year	$1,832	$2,029	$3,861

	2014
	Allstate Financial	Property-Liability	Total
Balance, beginning of year	$1,747	$1,625	$3,372
Classified as held for sale, beginning balance	743	—	743
Total, including those classified as held for sale	2,490	1,625	4,115
Acquisition costs deferred	280	4,070	4,350
Amortization charged to income	(260)	(3,875)	(4,135)
Effect of unrealized gains and losses	(98)	—	(98)
Sold in LBL disposition	(707)	—	(707)
Balance, end of year	$1,705	$1,820	$3,525

DSI activity for Allstate Financial, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2016	2015	2014
Balance, beginning of year	$45	$44	$42
Classified as held for sale, beginning balance	—	—	28
Total, including those classified as held for sale	45	44	70
Sales inducements deferred	1	3	4
Amortization charged to income	(5)	(4)	(4)
Effect of unrealized gains and losses	(1)	2	(3)
Sold in LBL disposition	—	—	(23)
Balance, end of year	$40	$45	$44
12.  Capital Structure
Debt
Total debt outstanding as of December 31 consisted of the following:

($ in millions)	2016	2015
6.75% Senior Debentures, due 2018	$176	$176
7.45% Senior Notes, due 2019 (1)	317	317
3.15% Senior Notes, due 2023 (1)	500	500
3.28% Senior Notes, due 2026 (1)	550	—
6.125% Senior Notes, due 2032 (1)	159	159
5.35% Senior Notes due 2033 (1)	323	323
5.55% Senior Notes due 2035 (1)	546	546
5.95% Senior Notes, due 2036 (1)	386	386
6.90% Senior Debentures, due 2038	165	165
5.20% Senior Notes, due 2042 (1)	62	62
4.50% Senior Notes, due 2043 (1)	500	500
4.20% Senior Notes, due 2046 (1)	700	—
5.10% Subordinated Debentures, due 2053	500	500
5.75% Subordinated Debentures, due 2053	800	800
6.125% Junior Subordinated Debentures, due 2067	224	241
6.50% Junior Subordinated Debentures, due 2067	500	500
Long-term debt total principal	6,408	5,175
Debt issuance costs	(61)	(51)
Total long-term debt	6,347	5,124
Short-term debt (2)	—	—
Total debt	$6,347	$5,124
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

(2)	The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.
Debt maturities for each of the next five years and thereafter as of December 31, 2016 are as follows:

($ in millions)
2017	$—
2018	176
2019	317
2020	—
2021	—
Thereafter	5,915
Total long-term debt principal	$6,408

On December 8, 2016, the Company issued $550 million of 3.28% Senior Notes due 2026 and $700 million of 4.20% Senior Notes due 2046. The proceeds of this issuance were used for general corporate purposes, including in part to fund the purchase price for the acquisition of SquareTrade.
During 2016, 2015 and 2014, the Company repurchased principal debt amounts of $17 million, $11 million and $10 million, respectively. The Company recognized a loss on extinguishment of $1 million, pre-tax, in 2014, representing the excess of the repurchase price over the principal repaid, the write-off of the unamortized debt issuance costs and other costs related to the repurchase transactions.
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
The Company has outstanding $500 million of Series A 6.50% and $224 million of Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures (together the “Debentures”). The scheduled maturity dates for the Debentures are May 15, 2057 and May 15, 2037 for Series A and Series B, respectively, with a final maturity date of May 15, 2067. The Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 or May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 and May 15, 2017 for Series A and Series B, respectively, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.
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
In connection with the issuance of the Debentures, the Company entered into replacement capital covenants (“RCCs”). These covenants were not intended for the benefit of the holders of the Debentures and could not be enforced by them. Rather, they were for the benefit of holders of one or more other designated series of the Company’s indebtedness (“covered debt”), currently the 7.45% Senior Notes due 2019. Pursuant to the RCCs, the Company has agreed that it will not repay, redeem, or purchase the Debentures on or before May 15, 2067 and May 15, 2047 for Series A and Series B, respectively, (or such earlier date on which the RCCs terminate by their terms) unless, subject to certain limitations, the Company has received net cash proceeds in specified amounts from the sale of common stock or certain other qualifying securities. The promises and covenants contained in the RCC will not apply if (i) S&P upgrades the Company’s issuer credit rating to A or above, (ii) the Company redeems the Debentures due to a tax event, (iii) after notice of redemption has been given by the Company and a market disruption event occurs preventing the Company from raising proceeds in accordance with the RCCs, or (iv) the Company repurchases or redeems up to 10% of the outstanding principal of the Debentures in any one-year period, provided that no more than 25% will be so repurchased, redeemed or purchased in any ten-year period.

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
To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. These include a $1.00 billion unsecured revolving credit facility and a commercial paper program with a borrowing limit of $1.00 billion. In April 2016, the Company extended the maturity date of the facility to April 2021. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company’s senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2016 or 2015. The Company had no commercial paper outstanding as of December 31, 2016 or 2015.
The Company paid $287 million, $289 million and $332 million of interest on debt in 2016, 2015 and 2014, respectively.
The Company had $132 million and $107 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2016 and 2015, respectively. This includes a commitment to fund a limited partnership of $45 million and $89 million and debt related to other investments of $87 million and $18 million as of December 31, 2016 and 2015, respectively. The Company has an outstanding line of credit to fund the limited partnership.
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
Common stock
The Company had 900 million shares of issued common stock of which 366 million shares were outstanding and 534 million shares were held in treasury as of December 31, 2016. In 2016, the Company reacquired 20 million shares at an average cost of $66.45 and reissued 5 million net shares under equity incentive plans.
Preferred stock
The following table summarizes the Company’s outstanding preferred stock as of December 31, 2016. All represent noncumulative perpetual preferred stock with a $1.00 par value per share and a liquidation preference of $25,000 per share.

($ in millions, except per share data)		Aggregate liquidation preference		Dividend Per Share			Aggregate Dividend Payment
	Shares		Dividend rate	2016	2015	2014	2016	2015	2014
Series A	11,500	$287.5	5.625%	$1.41	$1.41	$1.41	$16	$16	$16
Series C	15,400	385.0	6.750%	1.69	1.69	1.69	26	26	26
Series D	5,400	135.0	6.625%	1.66	1.66	1.79	9	9	10
Series E	29,900	747.5	6.625%	1.66	1.66	1.44	49	49	43
Series F	10,000	250.0	6.250%	1.56	1.56	0.92	16	16	9
Total	72,200	$1,805					$116	$116	$104
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
13.  Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $30 million, $39 million and $18 million in 2016, 2015 and 2014, respectively. Restructuring expenses in 2016 related to programs and actions designed to transform business operations within the organization.
The following table presents changes in the restructuring liability in 2016.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2015	$1	$1	$2
Expense incurred	8	6	14
Payments applied against liability	(9)	(5)	(14)
Balance as of December 31, 2016	$—	$2	$2
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of December 31, 2016, the cumulative amount incurred to date for active programs totaled $78 million for employee costs and $66 million for exit costs.

14.  Commitments, Guarantees and Contingent Liabilities
Leases
The Company leases certain office facilities, computer and office equipment, aircraft and automobiles. Total rent expense for all leases was $147 million, $179 million and $187 million in 2016, 2015 and 2014, respectively.
Minimum rental commitments under operating leases with an initial or remaining term of more than one year as of December 31, 2016 are as follows:

($ in millions)
2017	$122
2018	103
2019	88
2020	71
2021	53
Thereafter	169
Total	$606
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
As of September 30, 2016, the CEA’s capital balance was approximately $5.32 billion. Should losses arising from an earthquake cause a deficit in the CEA, additional $680 million would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $4.78 billion reinsurance layer, and finally, if needed, assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.66 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second additional assessment, currently estimated not to exceed $128 million, if aggregate CEA earthquake losses exceed $12.57 billion and the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA’s capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA’s projected aggregate claim paying capacity is $12.57 billion as of September 30, 2016 and if an event were to result in claims greater than its capacity, affected policyholders may be paid a prorated portion of their covered losses, paid on an installment basis, or no payments may be made if the claim paying capacity of the CEA is insufficient.
All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2015, the Company’s market share of the CEA was 12.1%. The Company does not expect its CEA market share to materially change. At this level, the Company’s maximum possible CEA assessment would be $217 million during 2017. These amounts are re-evaluated by the board of directors of the CEA on an annual basis. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company’s exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.
Texas Windstorm Insurance Association
The Company participates as a member of the Texas Windstorm Insurance Association (“TWIA”) which provides wind and hail coverage to coastal risks unable to procure coverage in the voluntary market. Wind and hail coverage is written on a TWIA-issued policy. TWIA follows a funding structure first utilizing currently available funds set aside from periods (including current and prior years). Under the current law, to the extent losses exceed premiums received from policyholders, TWIA utilizes a combination of reinsurance and TWIA issued securities to fund its payments of losses. Reinsurance is procured annually in an amount determined by the TWIA board. Once those currently available funds and available reinsurance are utilized, TWIA could issue up to $1 billion of securities, which will be repaid by billing policyholders and assessing participating insurers. The Company’s current participation ratio is approximately 13% based upon its proportion of the premiums written. The TWIA board has not indicated the likelihood of any possible future assessments to insurers at this time. However, assessments from TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company.
New Jersey Property-Liability Insurance Guaranty Association
The PLIGA, as the statutory administrator of the UCJF, provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger stranger pedestrian personal injury protection benefits when no other coverage is available. The fund provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of $75,000 with no limits for policies issued or renewed prior to January 1, 1991 and in excess of $75,000 and capped at $250,000 for policies issued or renewed from January 1, 1991 to December 31, 2004. PLIGA annually assesses all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for direct PLIGA expenses and UCJF reimbursements and expenses. Assessments paid to PLIGA totaled $6.7 million in 2016.
North Carolina Reinsurance Facility
The North Carolina Reinsurance Facility (“NCRF”) provides automobile liability insurance to drivers that insurers are not otherwise willing to insure. All insurers licensed to write automobile insurance in North Carolina are members of the NCRF. Premiums, losses and expenses are ceded to the NCRF. North Carolina law allows the NCRF to recoup operating losses through a surcharge to policyholders. As of September 30, 2016, the NCRF reported a deficit of $261.1 million in members’ equity. The NCRF implemented a loss recoupment surcharge on all private passenger policies becoming effective October 1, 2016 through March 31, 2017. The loss recoupment surcharge will be adjusted at March 31, 2017 and discontinued once losses are recovered. The NCRF results are shared by the member companies in proportion to their respective North Carolina automobile liability writings. As a result, the NCRF also has the ability to assess members Companies for recoupment of losses calculated on a pro-rata basis across member companies based on participation ratios, determined annually.
North Carolina Joint Underwriters Association
The North Carolina Joint Underwriters Association (“NCJUA”) was created to provide property insurance for properties (other than the state’s beach and coastal areas) that insurers are not otherwise willing to insure. All insurers licensed to write property insurance in North Carolina are members of the NCJUA. Premiums, losses and expenses of the NCJUA are shared by the member companies in proportion to their respective North Carolina property insurance writings. Member companies participate in plan deficits or surpluses based on their participation ratios, which are determined annually. The Company had a $2.5 million receivable from the NCJUA at December 31, 2016, representing our participation in the NCJUA’s surplus of $28.1 million for all open years.
North Carolina Insurance Underwriting Association
The North Carolina Insurance Underwriting Association (“NCIUA”) provides windstorm and hail coverage as well as homeowners policies for properties located in the state’s beach and coastal areas that insurers are not otherwise willing to insure. All insurers licensed to write residential and commercial property insurance in North Carolina are members of the NCIUA. Members are assessed in proportion to their North Carolina residential and commercial property insurance writings, which is determined annually and varies by coverage, for plan deficits. As of September 30, 2016, the NCIUA had a surplus of $1.3 billion. No member company shall be entitled to the distribution of any portion of the Association’s surplus. Legislation in 2009 capped insurers’ assessments for losses incurred in any calendar year at $1 billion. Subsequent to an industry assessment of $1 billion, if the plan continues to require funding, it may authorize insurers to assess a 10% surcharge on each property insurance policy statewide located in the state’s beach and coastal areas to be remitted to the plan.
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. As of December 31, 2016 and 2015, the liability balance included in other liabilities and accrued expenses was $4 million and $13 million, respectively. The related premium tax offsets included in other assets were $9 million and $14 million as of December 31, 2016 and 2015, respectively.
Guarantees
The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2016, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $46 million as of December 31, 2016. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to four years. Historically, the Company has not made any material payments pursuant to these guarantees.
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
Related to the disposal through reinsurance of substantially all of Allstate Financial’s variable annuity business to Prudential in 2006, the Company and its consolidated subsidiaries, ALIC and ALNY, have agreed to indemnify Prudential for certain pre-

closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including certain liabilities arising from ALIC’s and ALNY’s provision of transition services. The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees. Management does not believe this agreement will have a material effect on results of operations, cash flows or financial position of the Company.
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
The aggregate liability balance related to all guarantees was not material as of December 31, 2016.
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
The first case is Christopher Williams, et al. v. Allstate Insurance Company. The Williams case is pending in Los Angeles Superior Court and was filed in December 2007. The case involves two classes. The first class includes auto field physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments. The other class includes all non-exempt employees in California from December 19, 2006 until June 2011 who received pay statements from Allstate which allegedly did not comply with California law. On April 13, 2016, the court granted the Company’s motion to decertify both classes; both classes are thus dissolved unless and until the appellate court orders the classes recertified. On May 17, 2016, plaintiffs filed their notice of appeal. Plaintiff’s opening brief was filed on November 22, 2016.  Allstate’s response is due April 24, 2017.
The second case is Jack Jimenez, et al. v. Allstate Insurance Company. Jimenez was filed in the U.S. District Court for the Central District of California in September 2010. The plaintiffs allege that they worked off-the-clock; they also allege other California Labor Code violations resulting from purported unpaid overtime. In April 2012, the court certified a class that includes all adjusters in the state of California, except auto field adjusters, from September 29, 2006 to final judgment. Allstate appealed the court’s decision to certify the class, first to the Ninth Circuit Court of Appeals and then to the U.S. Supreme Court. On June 15, 2015, the U.S. Supreme Court denied Allstate’s petition for a writ of certiorari. The case was scheduled for trial on September 27, 2016. On May 4, 2016, the court vacated that trial date in part because the court had not approved a trial plan. No trial date has been scheduled because the parties continue to wait for the court’s approval of a trial plan.
In addition to the California class actions, the case of Maria Victoria Perez and Kaela Brown, et al. v. Allstate Insurance Company was filed in the U.S. District Court for the Eastern District of New York. Plaintiffs allege that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act. The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees. On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. Notice to the class was issued in December 2015 and no opt outs were received. During the discovery phase of the case, it was determined that 50 Encompass adjusters had been erroneously omitted from the New York Labor Law and Fair Labor Standards Act classes. On April 8, 2016, notice was sent to the omitted Encompass adjusters. Eleven Encompass adjusters opted in. As a result, there are now 105 members of the Fair Labor Standards Act class and 137 members of the New York Labor Law class. The parties are currently engaged in discovery regarding the Encompass adjusters.
In the Company’s judgment, a loss is not probable in these three cases.
The Florida personal injury protection statute permits insurers to pay personal injury protection benefits for reasonable medical expenses based on certain benefit reimbursement limitations which are authorized by the personal injury protection statute (generally referred to as “fee schedules”) resulting from automobile accidents. The Company has been involved in litigation challenging whether the Company’s personal injury protection policies include sufficient language providing notice of the Company’s election to apply the fee schedules.
On January 26, 2017, the Florida Supreme Court issued its decision in Allstate Insurance Company v. Orthopedic Specialists, et al., holding that Allstate’s language was clear and unambiguous and provided adequate notice of its intent to use the fee schedules. This was a 4-3 decision (two separate opinions, the majority for Allstate, and a dissent), reversing the decision of the District Court of Appeal for the Fourth District. The District Court of Appeal for the Fourth District had previously issued a divided decision (three separate opinions, two against Allstate and one dissenting opinion deeming Allstate’s language sufficient), holding that Allstate’s language was not sufficient. On February 7, 2017, Orthopedic Specialists filed a motion for rehearing. Allstate’s response is due February 22, 2017. On February 8, 2017, the amicus curiae, Florida Medical Association, filed its own motion for rehearing. Allstate’s response to that motion is due February 23, 2017. The Florida Supreme Court’s decision is not final until the motions for rehearing are resolved.
In light of this ruling (assuming there is no change as a result of the motions for rehearing), the fee schedule issue will be resolved favorably to Allstate in other pending cases. There are three cases with petitions for leave to appeal to the Florida Supreme Court pending (Stand-Up MRI of Tallahassee, et al. v. Allstate Fire & Casualty Insurance Company, Markley Chiropractic & Acupuncture LLC, et al. v. Allstate Indemnity Company, and Florida Wellness & Rehabilitation Center of Hialeah, et al. v. Allstate Fire & Casualty Insurance Company). In those cases, three District Courts of Appeal had previously ruled in favor of Allstate. Those petitions for leave to appeal had been stayed awaiting the outcome of the Orthopedic Specialists case, and will likely be dismissed once Orthopedic Specialists is final.

The Company is also litigating one class action on this issue, Randy Rosenberg, et al. v. Allstate Fire & Casualty Insurance Company, Allstate Insurance Company, and Allstate Property & Casualty Insurance Company, in the U.S. District Court for the Northern District of Illinois. This case has been stayed by the Illinois federal court pending a decision on this issue by the Florida Supreme Court, and will likely be dismissed once Orthopedic Specialists is final.
This fee schedule issue has also been the subject of thousands of individual lawsuits filed against Allstate in Florida. The decision by the Florida Supreme Court in Orthopedic Specialists, once final, will establish Florida law on the sufficiency of Allstate’s fee schedule policy language which will be binding on all Florida courts, as well as the Illinois federal class action. An outcome in favor of Allstate’s position that the fee schedule policy language was sufficient will result in the resolution of all related claims that are currently in litigation along with those claims that are not currently in litigation. Allstate may be able to seek restitution from some plaintiffs for attorneys’ fees and costs. However, if Orthopedic Specialists were to be changed adverse to the Company as a result of the motions for rehearing, there will be significant costs to Allstate in the form of additional benefits due to medical providers along with penalties, interest, postage, and attorneys’ fees.
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
On February 1, 2016, these cases were reassigned to a new judge who initially entered orders addressing pending motions for reconsideration of the dismissal of plaintiffs’ state law claims, but then vacated those orders. On April 12, 2016, these cases were again reassigned to a new judge. On May 2, 2016, the new judge entered an order vacating the setting of additional release trials, consolidating all of the original and intervening plaintiffs’ claims, and granting leave to file a Consolidated Amended Complaint by May 20, 2016. The court entered a second order on May 2, 2016, scheduling deadlines for completion of discovery and filing of summary judgment motions on the merits of plaintiffs’ ERISA and ADEA claims, and setting a non-jury ERISA trial to occur in December 2016. The court’s order also set deadlines for completion of discovery and summary judgment motions with regard to the remaining claims and defenses by the first quarter of 2017, with a jury trial on those claims and defenses to occur in May 2017. The court subsequently clarified the scope of the scheduled trials, ruling that (a) the December 2016 non-jury trial shall only resolve liability on plaintiffs’ claims challenging certain plan amendments under ERISA (“Phase I”); (b) the second trial currently scheduled for May 2017 shall resolve alleged interference with employee benefits under ERISA and disparate impact under the ADEA, with the court deciding the ERISA claim (“Phase II”); and (c) plaintiffs’ ADEA disparate treatment claims will not be resolved in the second trial but will be resolved in a manner to be determined at a later date. On May 4, 2016, the court entered an order denying Allstate’s post-trial motion for judgment as a matter of law with respect to the jury’s June 17, 2015 verdicts in favor of eight plaintiffs on the issue whether they knowingly and voluntarily signed their releases.
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
Phase I discovery closed and the Company filed a motion for summary judgment as to all Phase I claims. Plaintiffs did not move for summary judgment. On November 22, 2016, the court granted in part, and denied in part, Allstate’s Phase I summary judgment motion. The court determined that there were material issues of disputed fact requiring a trial on plaintiffs’ claim challenging certain Plan amendments. The court granted the motion with respect to one plaintiff whose claim the court determined was barred by the statute of limitations. Further, the court granted the motion with respect to two other claims: 1) a claim that a 1993 Plan amendment resulted in an unlawful cutback of benefits; and 2) a claim for breach of fiduciary duty. The parties thereafter proceeded to a bench trial on December 5-6, 2016. Briefing on proposed findings of fact and conclusions of law has been completed.
On September 2, 2016, in two cases asserting similar claims to those asserted in Romero I that had been filed on May 15, 2015, the U.S. District Court for the Southern District of Texas entered judgment in Allstate’s favor on statute of limitations and other grounds. Plaintiffs did not appeal the judgments.
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
Asbestos and environmental
Allstate’s reserves for asbestos claims were $912 million and $960 million, net of reinsurance recoverables of $444 million and $458 million, as of December 31, 2016 and 2015, respectively. Reserves for environmental claims were $179 million and $179 million, net of reinsurance recoverables of $40 million and $43 million, as of December 31, 2016 and 2015, respectively. Approximately 57% of the total net asbestos and environmental reserves as of both December 31, 2016 and 2015 were for incurred but not reported estimated losses.
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
The Internal Revenue Service (“IRS”) is currently examining the Company’s 2013 and 2014 federal income tax returns. The Company’s tax years prior to 2013 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of the Company’s tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.
The reconciliation of the change in the amount of unrecognized tax benefits for the years ended December 31 is as follows:

($ in millions)	2016	2015	2014
Balance – beginning of year	$7	$—	$—
Increase for tax positions taken in a prior year	—	4	—
Decrease for tax positions taken in a prior year	—	—	—
Increase for tax positions taken in the current year	3	3	—
Decrease for tax positions taken in the current year	—	—	—
Decrease for settlements	—	—	—
Reductions due to lapse of statute of limitations	—	—	—
Balance – end of year	$10	$7	$—
The Company believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company’s effective tax rate.
The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company did not record interest income or expense relating to unrecognized tax benefits in income tax expense in 2016, 2015 or 2014. As of December 31, 2016 and 2015, there was no interest accrued with respect to unrecognized tax benefits. No amounts have been accrued for penalties.

The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2016	2015
Deferred assets
Unearned premium reserves	$819	$796
Pension	294	236
Accrued compensation	203	189
Discount on loss reserves	188	203
Difference in tax bases of invested assets	78	202
Other postretirement benefits	64	76
Other assets	118	137
Total deferred assets	1,764	1,839
Deferred liabilities
DAC	(1,211)	(1,157)
Unrealized net capital gains	(529)	(303)
Life and annuity reserves	(324)	(260)
Other liabilities	(187)	(209)
Total deferred liabilities	(2,251)	(1,929)
Net deferred liability	$(487)	$(90)
Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.
As of December 31, 2016, the Company has net operating loss carryforwards of $42 million which will expire at the end of 2025 through 2029.
The components of income tax expense for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Current	$654	$1,033	$1,123
Deferred	223	78	263
Total income tax expense	$877	$1,111	$1,386
The Company paid income taxes of $359 million, $1.07 billion and $1.07 billion in 2016, 2015 and 2014, respectively. The Company had current income tax payable of $135 million as of December 31, 2016 and current income tax receivable of $59 million as of December 31, 2015.
A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(1.2)	(1.0)	(0.9)
Tax credits	(1.2)	(0.9)	(0.7)
Sale of subsidiary	—	—	(0.9)
Other (1)	(0.7)	0.8	0.2
Effective income tax rate	31.9%	33.9%	32.7%
______________________________

(1)	Includes $45 million of income tax expense related to the change in accounting guidance for investments in qualified affordable housing projects adopted in 2015.

16.  Statutory Financial Information and Dividend Limitations
Allstate’s domestic property-liability and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.
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
Statutory net income (loss) and capital and surplus of Allstate’s domestic insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

($ in millions)	Net income (loss)			Capital and surplus
	2016	2015	2014	2016	2015
Amounts by major business type:
Property-Liability (1)	$1,520	$1,826	$2,501	$13,436	$13,332
Allstate Financial	197	(56)	1,130	3,383	3,154
Amount per statutory accounting practices	$1,717	$1,770	$3,631	$16,819	$16,486
______________________________

(1)	The Property-Liability statutory capital and surplus balances exclude wholly-owned subsidiaries included in the Allstate Financial segment.
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
The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $1.90 billion in 2016. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2017 is $1.56 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30 day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $10.26 billion as of December 31, 2016, and cannot result in capital and surplus being less than the minimum amount required by law.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of AIC were $15.88 billion and $2.56 billion, respectively, as of December 31, 2016. Substantially all of the Corporation’s insurance subsidiaries are subsidiaries of and/or reinsure all of their business to AIC, including ALIC. AIC’s subsidiaries are included as a component of AIC’s total statutory capital and surplus.
The amount of restricted net assets, as represented by the Corporation’s investment in its insurance subsidiaries, was $23 billion as of December 31, 2016.
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
Obligations and funded status
The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the projected benefit obligation (“PBO”) for pension plans and the accumulated postretirement benefit obligation (“APBO”) for other postretirement plans. The determination of pension costs and other postretirement obligations are determined using a December 31 measurement date. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered as of the measurement date. The PBO is measured using the pension benefit formulas and assumptions as to future compensation levels. A plan’s funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company’s funding policy for the pension plans is to make contributions at a level in accordance with regulations under the Internal Revenue Code (“IRC”) and generally accepted actuarial principles. The Company’s other postretirement benefit plans are not funded.
The components of the pension and other postretirement plans’ funded status that are reflected in the Consolidated Statements of Financial Position as of December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2016	2015	2016	2015
Fair value of plan assets	$5,650	$5,353	$—	$—
Less: Benefit obligation	6,591	6,130	373	405
Funded status	$(941)	$(777)	$(373)	$(405)

Items not yet recognized as a component of net periodic cost:
Net actuarial loss (gain)	$2,807	$2,710	$(251)	$(263)
Prior service credit	(310)	(365)	(62)	(61)
Unrecognized pension and other postretirement benefit cost, pre-tax	2,497	2,345	(313)	(324)
Deferred income tax	(874)	(821)	109	115
Unrecognized pension and other postretirement benefit cost	$1,623	$1,524	$(204)	$(209)
The $97 million increase in the pension net actuarial loss during 2016 is primarily related to a decrease in the discount rate. The majority of the $2.81 billion net actuarial pension benefit losses not yet recognized in 2016 reflects decreases in the discount rate and the effect of unfavorable equity market conditions on the value of the pension plan assets in prior years. The $12 million decrease in the OPEB net actuarial gain during 2016 primarily related to favorable claims and participant experience.
The primary qualified employee plan represents 81% of the pension benefits’ underfunded status as of December 31, 2016.

The change in 2016 in items not yet recognized as a component of net periodic cost, which is recorded in unrecognized pension and other postretirement benefit cost, is shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net periodic cost – December 31, 2015	$2,345	$(324)
Net actuarial loss (gain) arising during the period	294	(14)
Net actuarial (loss) gain amortized to net periodic benefit cost	(201)	24
Prior service credit arising during the period	—	(22)
Prior service credit amortized to net periodic benefit cost	56	21
Translation adjustment and other	3	2
Items not yet recognized as a component of net periodic cost – December 31, 2016	$2,497	$(313)
The net actuarial loss (gain) is recognized as a component of net periodic cost amortized over the average remaining service period of active employees expected to receive benefits. Estimates of the net actuarial loss (gain) and prior service credit expected to be recognized as a component of net periodic benefit cost during 2017 are shown in the table below.

($ in millions)	Pension benefits	Postretirement benefits
Net actuarial loss (gain)	$189	$(24)
Prior service credit	(56)	(24)
The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $6.52 billion and $6.05 billion as of December 31, 2016 and 2015, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.
The PBO, ABO and fair value of plan assets for the Company’s pension plans with an ABO in excess of plan assets were $6.24 billion, $6.18 billion and $5.30 billion, respectively, as of December 31, 2016 and $5.81 billion, $5.74 billion and $5.02 billion, respectively, as of December 31, 2015. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $141 million and $143 million for 2016 and 2015, respectively.
The changes in benefit obligations for all plans for the years ended December 31 are as follows:

($ in millions)	Pension benefits		Postretirement benefits
	2016	2015	2016	2015
Benefit obligation, beginning of year	$6,130	$6,493	$405	$575
Service cost	113	114	9	12
Interest cost	286	258	17	23
Participant contributions	1	—	16	19
Actuarial loss (gain)	387	(225)	(14)	(158)
Benefits paid (1)	(301)	(443)	(41)	(54)
Plan amendments	—	—	(22)	—
Translation adjustment and other	(25)	(67)	3	(12)
Benefit obligation, end of year	$6,591	$6,130	$373	$405
______________________________

(1)	Benefits paid include lump sum distributions, a portion of which may trigger settlement accounting treatment.
Components of net periodic cost
The components of net periodic cost for all plans for the years ended December 31 are as follows:

	Pension benefits			Postretirement benefits
($ in millions)	2016	2015	2014	2016	2015	2014
Service cost	$113	$114	$96	$9	$12	$10
Interest cost	286	258	262	17	23	23
Expected return on plan assets	(398)	(424)	(398)	—	—	—
Amortization of:
Prior service credit	(56)	(56)	(58)	(21)	(22)	(23)
Net actuarial loss (gain)	174	190	127	(24)	(9)	(22)
Settlement loss	27	31	54	—	—	—
Net periodic cost (credit)	$146	$113	$83	$(19)	$4	$(12)

Assumptions
Weighted average assumptions used to determine net pension cost and net postretirement benefit cost for the years ended December 31 are:

	Pension benefits			Postretirement benefits
($ in millions)	2016	2015	2014	2016	2015	2014
Discount rate	4.83%	4.10%	5.00%	4.59%	3.97%	5.11%
Rate of increase in compensation levels	3.20	3.50	3.50	n/a	n/a	n/a
Expected long-term rate of return on plan assets	7.30	7.33	7.36	n/a	n/a	n/a
Weighted average assumptions used to determine benefit obligations as of December 31 are listed in the following table.

	Pension benefits		Postretirement benefits
	2016	2015	2016	2015
Discount rate	4.15%	4.83%	4.07%	4.56%
Rate of increase in compensation levels	3.20	3.20	n/a	n/a
The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 6.3% for 2017, gradually declining to 4.5% in 2038 and remaining at that level thereafter.
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
Pension plan assets
The change in pension plan assets for the years ended December 31 is as follows:

($ in millions)	2016	2015
Fair value of plan assets, beginning of year	$5,353	$5,783
Actual return on plan assets	491	(43)
Employer contribution	131	125
Benefits paid	(301)	(443)
Translation adjustment and other	(24)	(69)
Fair value of plan assets, end of year	$5,650	$5,353
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

The pension plans’ weighted average target asset allocation and the actual percentage of plan assets, by asset category as of December 31, 2016 are as follows:

	Target asset allocation (1)	Actual percentage of plan assets
Asset category	2016	2016	2015
Equity securities (2)	50 - 68%	62%	60%
Fixed income securities	27 - 37%	29	30
Limited partnership interests	0 - 14%	7	7
Short-term investments and other	—	2	3
Total without securities lending (3)		100%	100%
______________________________

(1)	The target asset allocation considers risk based exposure while the actual percentage of plan assets utilizes a financial reporting view excluding exposure provided through derivatives.

(2)
The actual percentage of plan assets for equity securities include private equity investments that are subject to the limited partnership interests target allocation of 1% and 2% in 2016 and 2015, respectively, fixed income mutual funds that are subject to the fixed income securities target allocation of 3% for both 2016 and 2015 as well as 1% of equity exposure created through a derivative which is not included in the actual allocations in 2016.

(3)	Securities lending collateral reinvestment of $143 million and $152 million is excluded from the table above in 2016 and 2015, respectively.
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
Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. As of December 31, 2016, U.S. government fixed income securities and U.S. equity securities are lent out and cash collateral is invested in short-term investments.

The following table presents the fair values of pension plan assets as of December 31, 2016.

($ in millions)
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2016
Equity securities	$155	$3,230	$79	$3,464
Fixed income securities:
U.S. government and agencies	30	285	—	315
Corporate	—	1,309	10	1,319
Short-term investments	144	121	—	265
Limited partnership interests:
Real estate funds (1)	—	—	100	100
Private equity funds (2)	—	—	261	261
Hedge funds	—	—	2	2
Cash and cash equivalents	32	—	—	32
Free-standing derivatives:
Assets	(1)	1	—	—
Total plan assets at fair value	$360	$4,946	$452	5,758
% of total plan assets at fair value	6.3%	85.9%	7.8%	100.0%

Securities lending obligation (3)				(158)
Other net plan assets (4)				50
Total reported plan assets				$5,650
______________________________

(1)	Real estate funds held by the pension plans are primarily invested in U.S. commercial real estate.

(2)	Private equity investments held by the pension plans are primarily comprised of buyout and growth funds in North America and other developed markets.

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

(4)	Other net plan assets represent interest and dividends receivable and net receivables related to settlements of investment transactions, such as purchases and sales.
The following table presents the fair values of pension plan assets as of December 31, 2015.

($ in millions)
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2015
Equity securities	$136	$2,945	$100	$3,181
Fixed income securities:
U.S. government and agencies	72	334	—	406
Municipal	—	—	7	7
Corporate	—	1,205	10	1,215
Short-term investments	112	184	—	296
Limited partnership interests:
Real estate funds	—	—	104	104
Private equity funds	—	—	237	237
Hedge funds	—	—	33	33
Cash and cash equivalents	22	—	—	22
Total plan assets at fair value	$342	$4,668	$491	5,501
% of total plan assets at fair value	6.2%	84.9%	8.9%	100.0%

Securities lending obligation				(167)
Other net plan assets				19
Total reported plan assets				$5,353

The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 6.
The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2016.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2015	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2016
Equity securities	$100	$(2)	$(1)	$(18)	$—	$79
Fixed income securities:
Municipal	7	—	—	(7)	—	—
Corporate	10	—	—	(5)	5	10
Limited partnership interests:
Real estate funds	104	—	5	(9)	—	100
Private equity funds	237	—	24	—	—	261
Hedge funds	33	—	(2)	(29)	—	2
Total Level 3 plan assets	$491	$(2)	$26	$(68)	$5	$452
The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2015.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2014	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2015
Equity securities	$75	$1	$(5)	$29	$—	$100
Fixed income securities:
Municipal	14	—	—	(7)	—	7
Corporate	12	—	—	—	(2)	10
Limited partnership interests:
Real estate funds	154	—	(12)	(38)	—	104
Private equity funds	218	—	(8)	27	—	237
Hedge funds	32	—	1	—	—	33
Total Level 3 plan assets	$505	$1	$(24)	$11	$(2)	$491
The following table presents the rollforward of Level 3 plan assets for the year ended December 31, 2014.

($ in millions)		Actual return on plan assets:
	Balance as of December 31, 2013	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2014
Equity securities	$237	$2	$2	$(166)	$—	$75
Fixed income securities:
Municipal	18	—	—	(4)	—	14
Corporate	18	—	—	(6)	—	12
Limited partnership interests:
Real estate funds	197	(3)	6	(46)	—	154
Private equity funds	211	(4)	4	7	—	218
Hedge funds	9	—	—	23	—	32
Total Level 3 plan assets	$690	$(5)	$12	$(192)	$—	$505
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company’s assumption for the expected long-term rate of return on plan assets is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward looking nature of this assumption, the actual returns in any one year do not immediately result in a change. In giving consideration to the targeted plan asset allocation, the Company evaluated returns using the same sources it has used historically which include: historical average asset class returns from an independent nationally recognized vendor of this type of data blended together using the asset allocation policy weights for the Company’s pension plans; asset class return forecasts from a large global independent asset management firm that specializes in providing multi-asset class investment fund products which were blended together using the asset allocation policy weights; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. This same methodology has been applied on a consistent basis each year. All of these were consistent with the Company’s weighted average long-term rate of return on plan assets assumption of 7.30% used for 2016 and 7.31% that will be used for 2017. The assumption for the primary qualified employee plan is 7.75% and the employee-agent plan is 5.75% for both years. The employee-agent plan assumption is lower than the primary qualified employee plan assumption due to a lower investment allocation to equity securities and a higher allocation to fixed income securities. As of the 2016 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 6.5% and 8.5%, respectively.
Cash flows
There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plans as of December 31, 2016. The Company currently plans to contribute $136 million to its pension plans in 2017.
The Company contributed $25 million and $35 million to the postretirement benefit plans in 2016 and 2015, respectively. Contributions by participants were $16 million and $19 million in 2016 and 2015, respectively.
Estimated future benefit payments
Estimated future benefit payments expected to be paid in the next 10 years, based on the assumptions used to measure the Company’s benefit obligation as of December 31, 2016, are presented in the table below.

($ in millions)	Pension benefits	Postretirement benefits
2017	$412	$23
2018	421	23
2019	463	24
2020	487	25
2021	521	26
2022-2026	2,512	137
Total benefit payments	$4,816	$258
Allstate 401(k) Savings Plan
Employees of the Company, with the exception of those employed by the Company’s international, Esurance and Answer Financial subsidiaries, are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”). The Company’s contributions are based on the Company’s matching obligation. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $5 million as of December 31, 2016. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.
The Company’s contribution to the Allstate Plan was $80 million, $79 million and $75 million in 2016, 2015 and 2014, respectively. These amounts were reduced by the ESOP benefit computed for the years ended December 31 as follows:

($ in millions)	2016	2015	2014
Interest expense recognized by ESOP	$1	$1	$1
Less: dividends accrued on ESOP shares	(3)	(3)	(4)
Cost of shares allocated	7	10	8
Compensation expense	5	8	5
Reduction of defined contribution due to ESOP	60	73	71
ESOP benefit	$(55)	$(65)	$(66)
The Company made $2 million, $2 million and $3 million in contributions to the ESOP in 2016, 2015 and 2014, respectively. As of December 31, 2016, total committed to be released, allocated and unallocated ESOP shares were 1 million, 37 million and 1 million, respectively.
Allstate’s Canadian, Esurance and Answer Financial subsidiaries sponsor defined contribution plans for their eligible employees. Expense for these plans was $10 million, $10 million and $11 million in 2016, 2015 and 2014, respectively.

18.  Equity Incentive Plans
The Company currently has equity incentive plans under which the Company grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company. The total compensation expense related to equity awards was $80 million, $81 million and $88 million and the total income tax benefits were $28 million, $28 million and $30 million for 2016, 2015 and 2014, respectively. Total cash received from the exercise of options was $187 million, $187 million and $314 million for 2016, 2015 and 2014, respectively. Total tax benefit realized on options exercised and the release of stock restrictions was $61 million, $82 million and $73 million for 2016, 2015 and 2014, respectively.
The Company records compensation expense related to awards under these plans over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. Compensation expense for performance share awards is based on the probable number of awards expected to vest using the performance level most likely to be achieved at the end of the performance period. As of December 31, 2016, total unrecognized compensation cost related to all nonvested awards was $62 million, of which $25 million related to nonqualified stock options which are expected to be recognized over the weighted average vesting period of 1.72 years, $25 million related to restricted stock units which are expected to be recognized over the weighted average vesting period of 1.79 years and $12 million related to performance stock awards which are expected to be recognized over the weighted average vesting period of 1.68 years.
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
Restricted stock units for directors vest immediately and convert into shares of stock on the earlier of the day of the third anniversary of the grant date or the date the director’s service terminates, unless a deferred period of restriction is elected. Restricted stock units granted to directors prior to June 1, 2016 convert upon leaving the board. Restricted stock units granted to employees on or after February 18, 2014 vest on the day prior to the third anniversary of the grant date. Awards granted to employees prior to February 18, 2014 vest 50% on the day prior to the second anniversary of the grant date and 25% on each of the days prior to the third and fourth anniversaries of the grant date. Restricted stock units granted to employees subsequently convert into shares of stock on the day of the respective anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
Performance stock awards vest into shares of stock on the day prior to the third anniversary of the grant date. Vesting of the number of performance stock awards earned based on the attainment of performance goals for each of the performance periods is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances, and achievement of performance goals. Performance stock awards subsequently convert into shares of stock in full the day of the anniversary of the grant date.
A total of 97.6 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans’ terms. As of December 31, 2016, 21.7 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.
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

	2016	2015	2014
Weighted average expected term	5.0 years	6.5 years	6.5 years
Expected volatility	16.0 - 34.3%	16.0 - 37.8%	16.8 - 42.2%
Weighted average volatility	24.3%	24.7%	28.3%
Expected dividends	1.9 - 2.1%	1.6 - 2.1%	1.7 - 2.2%
Weighted average expected dividends	2.1%	1.7%	2.1%
Risk-free rate	0.2 - 2.4%	0.0 - 2.4%	0.0 - 3.0%

A summary of option activity for the year ended December 31, 2016 is shown in the following table.

	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2016	15,716	$45.81
Granted	3,013	62.84
Exercised	(4,755)	43.20
Forfeited	(378)	61.64
Expired	(36)	64.83
Outstanding as of December 31, 2016	13,560	50.01	$326,911	6.0
Outstanding, net of expected forfeitures	13,434	49.88	325,668	5.9
Outstanding, exercisable (“vested”)	8,104	42.24	258,367	4.5
The weighted average grant date fair value of options granted was $12.25, $15.45 and $12.50 during 2016, 2015 and 2014, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $119 million, $117 million and $151 million during 2016, 2015 and 2014, respectively.
The changes in restricted stock units are shown in the following table for the year ended December 31, 2016.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2016	1,839	$52.86
Granted	360	63.51
Vested	(449)	39.30
Forfeited	(71)	59.51
Nonvested as of December 31, 2016	1,679	58.49
The fair value of restricted stock units is based on the market value of the Company’s stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $63.51, $69.25 and $52.70 during 2016, 2015 and 2014, respectively. The total fair value of restricted stock units vested was $29 million, $63 million and $60 million during 2016, 2015 and 2014, respectively.
The changes in performance stock awards are shown in the following table for the year ended December 31, 2016.

	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2016	930	$53.27
Granted	520	62.32
Adjustment for performance achievement	(15)	45.61
Vested	(442)	45.61
Forfeited	(74)	61.87
Nonvested as of December 31, 2016	919	61.50
The change in PSA’s comprises those initially granted in 2016 and the adjustment to previously granted PSA’s for performance achievement. The fair value of performance stock awards is based on the market value of the Company’s stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of performance stock awards granted was $62.32, $70.37 and $52.18 during 2016, 2015 and 2014, respectively. The total fair value of performance stock awards vested was $28 million and $56 million during 2016 and 2015, respectively. None of the performance stock awards vested during 2014.
The tax benefit realized related to tax deductions from stock option exercises and included in shareholders’ equity was $23 million in each of 2016, 2015 and 2014. The tax benefit realized in 2016, 2015 and 2014 related to all stock-based compensation and recorded directly to shareholders’ equity was $30 million, $46 million and $32 million, respectively.

19.  Reporting Segments
Allstate management is organized around products and services, and this structure is considered in the identification of its four reportable segments. These segments and their respective operations are as follows:
Allstate Protection principally sells private passenger auto and homeowners insurance in the United States and Canada. Revenues from external customers generated outside the United States were $1.06 billion, $1.03 billion and $1.08 billion in 2016, 2015 and 2014, respectively. The Company evaluates the results of this segment based upon underwriting results.
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
Allstate Financial sells traditional, interest-sensitive and variable life insurance and voluntary accident and health insurance products. Allstate Financial previously offered and continues to have in force fixed annuities such as deferred and immediate annuities. Allstate Financial also previously offered institutional products consisting of funding agreements sold to unaffiliated trusts that used them to back medium-term notes. There are no institutional products outstanding as of December 31, 2016. Revenues from external customers generated outside the United States relate to voluntary accident and health insurance sold in Canada and were $1 million in 2016. Allstate Financial had no revenues from external customers generated outside the United States in 2015 or 2014. The Company evaluates the results of this segment based upon operating income.
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

Summarized revenue data for each of the Company’s reportable segments for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Revenues
Property-Liability
Property-liability insurance premiums
Auto	$21,264	$20,410	$19,344
Homeowners	7,257	7,136	6,904
Other personal lines	1,700	1,692	1,662
Commercial lines	506	510	476
Other business lines	580	561	542
Allstate Protection	31,307	30,309	28,928
Discontinued Lines and Coverages	—	—	1
Total property-liability insurance premiums	31,307	30,309	28,929
Net investment income	1,266	1,237	1,301
Realized capital gains and losses	(6)	(237)	549
Total Property-Liability	32,567	31,309	30,779
Allstate Financial
Life and annuity premiums and contract charges
Life and annuity premiums
Traditional life insurance	573	542	511
Immediate annuities with life contingencies	—	—	4
Accident and health insurance	859	780	744
Total life and annuity premiums	1,432	1,322	1,259
Contract charges
Interest-sensitive life insurance	829	822	879
Fixed annuities	14	14	19
Total contract charges	843	836	898
Total life and annuity premiums and contract charges	2,275	2,158	2,157
Net investment income	1,734	1,884	2,131
Realized capital gains and losses	(81)	267	144
Total Allstate Financial	3,928	4,309	4,432
Corporate and Other
Service fees	4	3	5
Net investment income	42	35	27
Realized capital gains and losses	(3)	—	1
Total Corporate and Other before reclassification of service fees	43	38	33
Reclassification of service fees (1)	(4)	(3)	(5)
Total Corporate and Other	39	35	28
Consolidated revenues	$36,534	$35,653	$35,239
______________________________

(1)	For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Net income
Property-Liability
Underwriting income
Allstate Protection	$1,317	$1,614	$1,887
Discontinued Lines and Coverages	(107)	(55)	(115)
Total underwriting income	1,210	1,559	1,772
Net investment income	1,266	1,237	1,301
Income tax expense on operations (1)	(812)	(952)	(1,040)
Realized capital gains and losses, after-tax	—	(154)	357
Gain on disposition of operations, after-tax	—	—	37
Property-Liability net income applicable to common shareholders	1,664	1,690	2,427
Allstate Financial
Life and annuity premiums and contract charges	2,275	2,158	2,157
Net investment income	1,734	1,884	2,131
Periodic settlements and accruals on non-hedge derivative instruments	—	—	(1)
Contract benefits and interest credited to contractholder funds	(2,580)	(2,563)	(2,663)
Operating costs and expenses and amortization of deferred policy acquisition costs	(774)	(729)	(721)
Restructuring and related charges	(1)	—	(2)
Income tax expense on operations	(206)	(241)	(294)
Operating income	448	509	607
Realized capital gains and losses, after-tax	(54)	173	94
Valuation changes on embedded derivatives that are not hedged, after-tax	(2)	(1)	(15)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(4)	(3)	(3)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	—	—	1
Gain (loss) on disposition of operations, after-tax	3	2	(53)
Change in accounting for investments in qualified affordable housing projects, after-tax	—	(17)	—
Allstate Financial net income applicable to common shareholders	391	663	631
Corporate and Other
Service fees (2)	4	3	5
Net investment income	42	35	27
Operating costs and expenses (2)	(328)	(329)	(364)
Income tax benefit on operations	106	109	124
Preferred stock dividends	(116)	(116)	(104)
Operating loss	(292)	(298)	(312)
Realized capital gains and losses, after-tax	(2)	—	—
Corporate and Other net loss applicable to common shareholders	(294)	(298)	(312)
Consolidated net income applicable to common shareholders	$1,761	$2,055	$2,746
______________________________

(1)
Income tax on operations for Property-Liability segment includes $28 million of expense related to the change in accounting guidance for investments in qualified affordable housing projects adopted in 2015.

(2)	For presentation in the Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Additional significant financial performance data for each of the Company’s reportable segments for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Amortization of DAC
Property-Liability	$4,267	$4,102	$3,875
Allstate Financial	283	262	260
Consolidated	$4,550	$4,364	$4,135

Income tax expense
Property-Liability	$806	$869	$1,211
Allstate Financial	178	351	299
Corporate and Other	(107)	(109)	(124)
Consolidated	$877	$1,111	$1,386
Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in the Property-Liability segment. A portion of these long-lived assets are used by entities included in the Allstate Financial and Corporate and Other segments and, accordingly, are charged expenses in proportion to their use.
Summarized data for total assets and investments for each of the Company’s reportable segments as of December 31 are as follows:

($ in millions)	2016	2015	2014
Assets
Property-Liability	$60,394	$55,671	$55,767
Allstate Financial	45,945	46,342	49,248
Corporate and Other	2,271	2,643	3,464
Consolidated	$108,610	$104,656	$108,479

Investments
Property-Liability	$42,722	$38,479	$39,083
Allstate Financial	36,840	36,792	38,809
Corporate and Other	2,237	2,487	3,221
Consolidated	$81,799	$77,758	$81,113
The balances above reflect the elimination of related party investments between segments.
20. Other Comprehensive Income
The components of other comprehensive income (loss) on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2016			2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$486	$(170)	$316	$(1,896)	$663	$(1,233)	$1,026	$(358)	$668
Less: reclassification adjustment of realized capital gains and losses	(180)	63	(117)	112	(39)	73	597	(209)	388
Unrealized net capital gains and losses	666	(233)	433	(2,008)	702	(1,306)	429	(149)	280
Unrealized foreign currency translation adjustments	15	(5)	10	(89)	31	(58)	(62)	22	(40)
Unrecognized pension and other postretirement benefit cost arising during the period	(263)	94	(169)	(64)	25	(39)	(1,197)	421	(776)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(100)	35	(65)	(134)	47	(87)	(78)	27	(51)
Unrecognized pension and other postretirement benefit cost	(163)	59	(104)	70	(22)	48	(1,119)	394	(725)
Other comprehensive income (loss)	$518	$(179)	$339	$(2,027)	$711	$(1,316)	$(752)	$267	$(485)

21.  Quarterly Results (unaudited)

($ in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Revenues	$8,871	$8,952	$9,164	$8,982	$9,221	$9,028	$9,278	$8,691
Net income applicable to common shareholders	217	648	242	326	491	621	811	460
Net income applicable to common shareholders earnings per common share - Basic	0.57	1.56	0.65	0.80	1.32	1.56	2.20	1.19
Net income applicable to common shareholders earnings per common share - Diluted	0.57	1.53	0.64	0.79	1.31	1.54	2.18	1.18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062

We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allstate Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 17, 2017

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting.    During the fiscal quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
On February 14, 2017, Herbert L. Henkel informed The Allstate Corporation (the “Corporation”) that he will not stand for re-election to the board of directors at the Corporation’s annual stockholders meeting scheduled for May 25, 2017.  Mr. Henkel will continue to serve as a director until such stockholders meeting. Mr. Henkel’s decision to not stand for re-election did not involve any disagreement with the Corporation.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding directors of The Allstate Corporation standing for election at the 2017 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions “Corporate Governance – Proposal 1. Election of 11 Directors - Director Nominees.”
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

•	Other Compensation Proposals - Proposal 4. Approval of The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors - Equity Compensation Plan Information

•	Stock Ownership Information – Security Ownership of Directors and Executive Officers

•	Stock Ownership Information – Security Ownership of Certain Beneficial Owners
Asset managers, such as those that manage mutual funds and exchange traded funds, principally on behalf of third party investors, at times acquire sufficient voting ownership interests in Allstate to require disclosure. BlackRock, Inc. has disclosed that it, together with certain subsidiaries, held 7.7% of our common stock as of December 31, 2016. BlackRock also manages approximately $3.2 billion of Allstate’s investment portfolio under an investment management agreement and has licensed an investment technology software system to Allstate. The terms of these arrangements are customary and the aggregate related fees are not material. State Street Corp. manages an investment portfolio of $2.7 billion on behalf of participants in Allstate’s 401(k) Savings Plan and $3.1 billion on behalf of Allstate domestic qualified pension plans. The terms of these arrangements are customary and the aggregate related fees are not material.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required for Item 13 is incorporated by reference to the material in the Proxy Statement under the captions “Corporate Governance – Board Leadership Structure and Practices – Related Person Transactions” and “Corporate Governance –Board Composition and Nominee Considerations – Nominee Independence Determinations” and “Appendix B – Categorical Standards of Independence.”
Item 14.  Principal Accounting Fees and Services
Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the caption “Audit Committee Matters – Proposal 5. Ratification of Deloitte & Touche LLP as the Independent Registered Public Accountant for 2017.”

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of November 28, 2016, among SquareTrade Holding Company, Inc., Allstate Non-Insurance Holdings, Inc., Piazza Merger Sub Inc., Shareholder Representative Services LLC, and the Registrant. (Certain schedules and exhibits to the Agreement and Plan of Merger are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit.)	8-K	1-11840	2.1	November 28, 2016
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated By-Laws of The Allstate Corporation as amended November 19, 2015	8-K	1-11840	3.1	November 19, 2015
3.3	Certificate of Designations with respect to the Preferred Stock, Series A of the Registrant, dated June 10, 2013	8-K	1-11840	3.1	June 12, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.4	Certificate of Designations with respect to the Preferred Stock, Series C of the Registrant, dated September 26, 2013	8-K	1-11840	3.1	September 30, 2013
3.5	Certificate of Designations with respect to the Preferred Stock, Series D of the Registrant, dated December 13, 2013	8-K	1-11840	3.1	December 16, 2013
3.6	Certificate of Correction of Certificate of Designations with respect to the Preferred Stock, Series A of the Registrant dated February 18, 2014	10-K	1-11840	3.6	February 20, 2014
3.7	Certificate of Designations with respect to the Preferred Stock, Series E of the Registrant, dated February 27, 2014	8-K	1-11840	3.1	March 3, 2014
3.8	Certificate of Designations with respect to the Preferred Stock, Series F of the Registrant, dated June 11, 2014	8-K	1-11840	3.1	June 12, 2014
4.1
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

4.2	Deposit Agreement, dated June 12, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series A)	8-K	1-11840	4.1	June 12, 2013
4.3	Form of Preferred Stock Certificate, Series A (included as Exhibit A to Exhibit 3.3 above)	8-K	1-11840	4.2	June 12, 2013
4.4	Form of Depositary Receipt, Series A (included as Exhibit A to Exhibit 4.2 above)	8-K	1-11840	4.3	June 12, 2013
4.5	Deposit Agreement, dated September 30, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series C)	8-K	1-11840	4.1	September 30, 2013
4.6	Form of Preferred Stock Certificate, Series C (included as Exhibit A to Exhibit 3.4 above)	8-K	1-11840	4.2	September 30, 2013
4.7	Form of Depositary Receipt, Series C (included as Exhibit A to Exhibit 4.5 above)	8-K	1-11840	4.3	September 30, 2013
4.8	Deposit Agreement, dated December 16, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series D)	8-K	1-11840	4.1	December 16, 2013
4.9	Form of Preferred Stock Certificate, Series D (included as Exhibit A to Exhibit 3.5 above)	8-K	1-11840	4.2	December 16, 2013
4.10	Form of Depositary Receipt, Series D (included as Exhibit A to Exhibit 4.8 above)	8-K	1-11840	4.3	December 16, 2013
4.11	Deposit Agreement, dated March 3, 2014, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series E)	8-K	1-11840	4.1	March 3, 2014
4.12	Form of Preferred Stock Certificate, Series E (included as Exhibit A to Exhibit 3.7 above)	8-K	1-11840	4.2	March 3, 2014
4.13	Form of Depositary Receipt, Series E (included as Exhibit A to Exhibit 4.11 above)	8-K	1-11840	4.3	March 3, 2014
4.14	Deposit Agreement, dated June 12, 2014, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series F)	8-K	1-11840	4.1	June 12, 2014
4.15	Form of Preferred Stock Certificate, Series F (included as Exhibit A to Exhibit 3.8 above)	8-K	1-11840	4.2	June 12, 2014
4.16	Form of Depositary Receipt, Series F (included as Exhibit A to Exhibit 4.14 above)	8-K	1-11840	4.3	June 12, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	1-11840	10.6	May 2, 2012
10.2	Amendment No. 1 to Credit Agreement dated as of April 27, 2014	8-K	1-11840	10.1	April 29, 2014
10.3*	The Allstate Corporation Annual Executive Incentive Plan	Proxy	1-11840	App. B	April 7, 2014
10.4*	The Allstate Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2015	10-Q	1-11840	10.1	May 5, 2015
10.5*	The Allstate Corporation 2013 Equity Incentive Plan, as amended and restated effective February 19, 2014	10-Q	1-11840	10.1	May 6, 2014
10.6*+	Form of Performance Stock Award Agreement for awards granted on or after March 6, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	May 2, 2012
10.7*+	Form of Option Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.8*+	Form of Option Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.2	December 28, 2011
10.9*+	Form of Option Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	April 27, 2011
10.10*+	Form of Option Award Agreement for awards granted on or after May 19, 2009 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	8-K/A	1-11840	10.3	May 20, 2009
10.11*†	Form of Option Award Agreement for awards granted on or after September 13, 2008 and prior to May 19, 2009 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.3	September 19, 2008
10.12*†	Form of Executive Officer Option Award Agreement for awards granted on or after July 18, 2006 and prior to September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.1	July 20, 2006
10.13*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.2	May 2, 2012
10.14*	Supplemental Retirement Income Plan, as amended and restated effective January 1, 2014	10-Q	1-11840	10.3	July 31, 2013
10.15*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.16*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.17*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008
10.18*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.19*	Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.3	May 19, 2006
10.20*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.21*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008, and prior to June 1, 2016, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008
10.22*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2016, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 3, 2016
10.23*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.24*	Resolutions regarding Non-Employee Director Compensation					X
10.25*	Resolutions regarding Non-Employee Director Equity Compensation	10-Q	1-11840	10.1	August 3, 2016
10.26	Stock Purchase Agreement, dated July 17, 2013, among Allstate Life Insurance Company, Resolution Life Holdings, Inc., and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
10.27	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between Allstate Life Insurance Company and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.28	Consulting Agreement, dated March 10, 2016, between Judith P. Greffin and Allstate Insurance Company	8-K	1-11840	10	March 10, 2016
12	Computation of Earnings to Fixed Charges Ratio					X
21	Subsidiaries of The Allstate Corporation					X
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
Item 15.  (b)
The exhibits are listed in Item 15. (a)(3) above.
Item 15.  (c)
The financial statement schedules are listed in Item 15. (a)(2) above.
Item 16.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALLSTATE CORPORATION (Registrant)

/s/ Samuel H. Pilch
By: Samuel H. Pilch Senior Group Vice President and Controller (Principal Accounting Officer)
February 17, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	February 17, 2017
Thomas J. Wilson

/s/ Steven E. Shebik	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2017
Steven E. Shebik

/s/ Kermit R. Crawford	Director	February 17, 2017
Kermit R. Crawford

/s/ Michael L. Eskew	Director	February 17, 2017
Michael L. Eskew

/s/ Herbert L. Henkel	Director	February 17, 2017
Herbert L. Henkel

/s/ Siddharth N. Mehta	Director	February 17, 2017
Siddharth N. Mehta

/s/ Jacques P. Perold	Director	February 17, 2017
Jacques P. Perold

/s/ Andrea Redmond	Director	February 17, 2017
Andrea Redmond

/s/ John W. Rowe	Director	February 17, 2017
John W. Rowe

/s/ Judith A. Sprieser	Lead Director	February 17, 2017
Judith A. Sprieser

/s/ Mary Alice Taylor	Director	February 17, 2017
Mary Alice Taylor

/s/ Perry M. Traquina	Director	February 17, 2017
Perry M. Traquina

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2016

($ in millions)	Cost/amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$3,572	$3,637	$3,637
States, municipalities and political subdivisions	7,116	7,333	7,333
Foreign governments	1,043	1,075	1,075
Public utilities	5,048	5,322	5,322
All other corporate bonds	37,694	38,279	38,279
Asset-backed securities	1,169	1,171	1,171
Residential mortgage-backed securities	651	728	728
Commercial mortgage-backed securities	262	270	270
Redeemable preferred stocks	21	24	24
Total fixed maturities	56,576	$57,839	57,839

Equity securities:
Common stocks:
Public utilities	108	$114	114
Banks, trusts and insurance companies	804	895	895
Industrial, miscellaneous and all other	4,100	4,477	4,477
Nonredeemable preferred stocks	145	180	180
Total equity securities	5,157	$5,666	5,666

Mortgage loans on real estate	4,486	$4,514	4,486
Real estate (none acquired in satisfaction of debt)	318		318
Policy loans	904		904
Derivative instruments	106	$111	111
Limited partnership interests	5,814		5,814
Other long-term investments	2,373		2,373
Short-term investments	4,288	$4,288	4,288

Total investments	$80,022		$81,799

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

($ in millions)	Year Ended December 31,
	2016	2015	2014
Revenues
Investment income, less investment expense	$11	$8	$3
Realized capital gains and losses	2	—	—
Other income	55	66	67
	68	74	70

Expenses
Interest expense	295	292	321
Loss on extinguishment of debt	—	—	1
Pension and other postretirement benefit expense	10	(15)	41
Other operating expenses	28	34	38
	333	311	401

Loss from operations before income tax benefit and equity in net income of subsidiaries	(265)	(237)	(331)

Income tax benefit	(115)	(108)	(142)
Loss before equity in net income of subsidiaries	(150)	(129)	(189)

Equity in net income of subsidiaries	2,027	2,300	3,039
Net income	1,877	2,171	2,850

Preferred stock dividends	116	116	104

Net income applicable to common shareholders	1,761	2,055	2,746

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	433	(1,306)	280
Unrealized foreign currency translation adjustments	10	(58)	(40)
Unrecognized pension and other postretirement benefit cost	(104)	48	(725)
Other comprehensive income (loss), after-tax	339	(1,316)	(485)
Comprehensive income	$2,216	$855	$2,365

See accompanying notes to condensed financial information and notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2016	2015
Assets
Investments in subsidiaries	$26,929	$25,047
Fixed income securities, at fair value (amortized cost $510 and $485)	513	485
Short-term investments, at fair value (amortized cost $219 and $277)	219	277
Cash	2	4
Receivable from subsidiaries	385	339
Deferred income taxes	348	302
Other assets	138	133
Total assets	$28,534	$26,587

Liabilities
Long-term debt	$6,347	$5,124
Pension and other postretirement benefit obligations	1,079	948
Deferred compensation	274	259
Dividends payable to shareholders	157	150
Other liabilities	104	81
Total liabilities	7,961	6,562

Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 366 million and 381 million shares outstanding	9	9
Additional capital paid-in	3,303	3,245
Retained income	40,678	39,413
Deferred ESOP expense	(6)	(13)
Treasury stock, at cost (534 million and 519 million shares)	(24,741)	(23,620)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,053	620
Unrealized foreign currency translation adjustments	(50)	(60)
Unrealized pension and other postretirement benefit cost	(1,419)	(1,315)
Total accumulated other comprehensive loss	(416)	(755)
Total shareholders’ equity	20,573	20,025
Total liabilities and shareholders’ equity	$28,534	$26,587

See accompanying notes to condensed financial information and notes to consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II (CONTINUED) —
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$1,877	$2,171	$2,850
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,027)	(2,300)	(3,039)
Dividends received from subsidiaries	1,874	2,300	2,497
Realized capital gains and losses	(2)	—	—
Loss on extinguishment of debt	—	—	1
Changes in:
Pension and other postretirement benefits	10	(15)	41
Income taxes	13	77	(158)
Operating assets and liabilities	43	26	(29)
Net cash provided by operating activities	1,788	2,259	2,163

Cash flows from investing activities
Proceeds from sales of investments	389	399	351
Investment purchases	(243)	(4)	(1,174)
Investment collections	60	—	155
Return of capital from subsidiaries	(1,500)	50	1,200
Transfers to subsidiaries through intercompany loan agreement	(30)	—	—
Change in short-term investments, net	58	397	(88)
Net cash (used in) provided by investing activities	(1,266)	842	444

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,236	—	—
Repayment of long-term debt	(17)	(20)	(962)
Proceeds from issuance of preferred stock	—	—	965
Dividends paid on common stock	(486)	(483)	(477)
Dividends paid on preferred stock	(116)	(116)	(87)
Treasury stock purchases	(1,337)	(2,808)	(2,301)
Shares reissued under equity incentive plans, net	164	130	266
Excess tax benefits on share-based payment arrangements	32	45	41
Other	—	—	(2)
Net cash used in financing activities	(524)	(3,252)	(2,557)

Net (decrease) increase in cash	(2)	(151)	50
Cash at beginning of year	4	155	105
Cash at end of year	$2	$4	$155

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
2.    Supplemental Disclosures of Cash Flow Information
The Registrant paid $287 million, $289 million and $332 million of interest on debt in 2016, 2015 and 2014, respectively.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

($ in millions)	As of December 31,			For the year ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2016
Property-Liability operations
Allstate Protection	$2,188	$23,297	$12,571	$31,307		$22,116	$4,267	$3,607	$31,597
Discontinued Lines and Coverages	—	1,953	—	—		105	—	2	3
Total Property-Liability	2,188	25,250	12,571	31,307	$1,266	22,221	4,267	3,609	31,600
Allstate Financial operations	1,766	32,499	12	2,275	1,734	2,583	283	498	855
Corporate and Other	—	—	—	—	42	—	—	324	—
Total	$3,954	$57,749	$12,583	$33,582	$3,042	$24,804	$4,550	$4,431	$32,455
2015
Property-Liability operations
Allstate Protection	$2,029	$21,807	$12,189	$30,309		$20,981	$4,102	$3,612	$30,871
Discontinued Lines and Coverages	—	2,062	—	—		53	—	2	—
Total Property-Liability	2,029	23,869	12,189	30,309	$1,237	21,034	4,102	3,614	30,871
Allstate Financial operations	1,832	33,542	13	2,158	1,884	2,564	262	472	777
Corporate and Other	—	—	—	—	35	—	—	326	—
Total	$3,861	$57,411	$12,202	$32,467	$3,156	$23,598	$4,364	$4,412	$31,648
2014
Property-Liability operations
Allstate Protection	$1,820	$20,709	$11,640	$28,928		$19,315	$3,875	$3,851	$29,613
Discontinued Lines and Coverages	—	2,214	—	1		113	—	3	1
Total Property-Liability	1,820	22,923	11,640	28,929	$1,301	19,428	3,875	3,854	29,614
Allstate Financial operations	1,705	34,909	15	2,157	2,131	2,684	260	468	746
Corporate and Other	—	—	—	—	27	—	—	360	—
Total	$3,525	$57,832	$11,655	$31,086	$3,459	$22,112	$4,135	$4,682	$30,360
________________________

(1)	A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE

($ in millions)
	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2016
Life insurance in force	$167,355	$90,011	$275,008	$352,352	78.0%
Premiums and contract charges:
Life insurance	$877	$279	$818	$1,416	57.8%
Accident and health insurance	889	30	—	859	—%
Property-liability insurance	32,249	987	45	31,307	0.1%
Total premiums and contract charges	$34,015	$1,296	$863	$33,582	2.6%
Year ended December 31, 2015
Life insurance in force	$156,486	$93,326	$280,644	$343,804	81.6%
Premiums and contract charges:
Life insurance	$828	$299	$849	$1,378	61.6%
Accident and health insurance	813	33	—	780	—%
Property-liability insurance	31,274	1,006	41	30,309	0.1%
Total premiums and contract charges	$32,915	$1,338	$890	$32,467	2.7%
Year ended December 31, 2014
Life insurance in force	$135,627	$98,165	$290,565	$328,027	88.6%
Premiums and contract charges:
Life insurance	$1,144	$360	$629	$1,413	44.5%
Accident and health insurance	800	56	—	744	—%
Property-liability insurance	29,914	1,030	45	28,929	0.2%
Total premiums and contract charges	$31,858	$1,446	$674	$31,086	2.2%
______________________________

(1)	No reinsurance or coinsurance income was netted against premium ceded in 2016, 2015 or 2014.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V — VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period
Year ended December 31, 2016
Allowance for reinsurance recoverables	$80	$5	$—	$1	$84
Allowance for premium installment receivable	90	107	—	113	84
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	3	—	—	—	3
Year ended December 31, 2015
Allowance for reinsurance recoverables	$95	$(15)	$—	$—	$80
Allowance for premium installment receivable	83	107	—	100	90
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	8	(4)	—	1	3
Year ended December 31, 2014
Allowance for reinsurance recoverables	$92	$3	$—	$—	$95
Allowance for premium installment receivable	77	99	—	93	83
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	21	(5)	—	8	8

THE ALLSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING
CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

($ in millions)	As of December 31,
	2016	2015	2014
Deferred policy acquisition costs	$2,188	$2,029	$1,820
Reserves for insurance claims and claims expense	25,250	23,869	22,923
Unearned premiums	12,571	12,189	11,640

	Year Ended December 31,
	2016	2015	2014
Earned premiums	$31,307	$30,309	$28,929
Net investment income	1,266	1,237	1,301
Claims and claims adjustment expense incurred
Current year	22,238	20,953	19,512
Prior years	(17)	81	(84)
Amortization of deferred policy acquisition costs	4,267	4,102	3,875
Paid claims and claims adjustment expense	21,132	20,286	19,392
Premiums written	31,600	30,871	29,614

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062

We have audited the consolidated financial statements of The Allstate Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and the Company’s internal control over financial reporting as of December 31, 2016, and have issued our report thereon dated February 17, 2017; such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 17, 2017