Form 10-Q
period 2017-03-31
ALLSTATE CORP
filed 2017-05-02
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer	____

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	____

		Emerging growth company	____
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X
As of April 18, 2017, the registrant had 364,518,067 common shares, $.01 par value, outstanding.

THE ALLSTATE CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	Three months ended March 31,
	2017	2016
	(unaudited)
Revenues
Property-liability insurance premiums	$7,959	$7,723
Life and annuity premiums and contract charges	593	566
Net investment income	748	731
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(62)	(91)
OTTI losses reclassified to (from) other comprehensive income	3	10
Net OTTI losses recognized in earnings	(59)	(81)
Sales and other realized capital gains and losses	193	(68)
Total realized capital gains and losses	134	(149)
	9,434	8,871
Costs and expenses
Property-liability insurance claims and claims expense	5,416	5,684
Life and annuity contract benefits	474	455
Interest credited to contractholder funds	173	190
Amortization of deferred policy acquisition costs	1,169	1,129
Operating costs and expenses	1,097	982
Restructuring and related charges	10	5
Interest expense	85	73
	8,424	8,518

Gain on disposition of operations	2	2

Income from operations before income tax expense	1,012	355

Income tax expense	317	109

Net income	695	246

Preferred stock dividends	29	29

Net income applicable to common shareholders	$666	$217

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$1.82	$0.57
Weighted average common shares - Basic	365.7	378.1
Net income applicable to common shareholders per common share - Diluted	$1.79	$0.57
Weighted average common shares - Diluted	371.3	382.9
Cash dividends declared per common share	$0.37	$0.33

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2017	2016
	(unaudited)
Net income	$695	$246

Other comprehensive income, after-tax
Changes in:
Unrealized net capital gains and losses	203	580
Unrealized foreign currency translation adjustments	(3)	14
Unrecognized pension and other postretirement benefit cost	19	11
Other comprehensive income, after-tax	219	605

Comprehensive income	$914	$851

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2017	December 31, 2016
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $57,194 and $56,576)	$58,636	$57,839
Equity securities, at fair value (cost $5,026 and $5,157)	5,685	5,666
Mortgage loans	4,349	4,486
Limited partnership interests	5,982	5,814
Short-term, at fair value (amortized cost $2,753 and $4,288)	2,753	4,288
Other	3,738	3,706
Total investments	81,143	81,799
Cash	442	436
Premium installment receivables, net	5,649	5,597
Deferred policy acquisition costs	3,988	3,954
Reinsurance recoverables, net	8,723	8,745
Accrued investment income	577	567
Property and equipment, net	1,067	1,065
Goodwill	2,295	1,219
Other assets	2,923	1,835
Separate Accounts	3,436	3,393
Total assets	$110,243	$108,610
Liabilities
Reserve for property-liability insurance claims and claims expense	$25,628	$25,250
Reserve for life-contingent contract benefits	12,223	12,239
Contractholder funds	20,051	20,260
Unearned premiums	12,705	12,583
Claim payments outstanding	845	879
Deferred income taxes	833	487
Other liabilities and accrued expenses	7,018	6,599
Long-term debt	6,346	6,347
Separate Accounts	3,436	3,393
Total liabilities	89,085	88,037
Commitments and Contingent Liabilities (Note 11)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand shares issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 365 million and 366 million shares outstanding	9	9
Additional capital paid-in	3,285	3,303
Retained income	41,208	40,678
Deferred ESOP expense	(6)	(6)
Treasury stock, at cost (535 million and 534 million shares)	(24,887)	(24,741)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	59	57
Other unrealized net capital gains and losses	1,304	1,091
Unrealized adjustment to DAC, DSI and insurance reserves	(107)	(95)
Total unrealized net capital gains and losses	1,256	1,053
Unrealized foreign currency translation adjustments	(53)	(50)
Unrecognized pension and other postretirement benefit cost	(1,400)	(1,419)
Total accumulated other comprehensive loss	(197)	(416)
Total shareholders’ equity	21,158	20,573
Total liabilities and shareholders’ equity	$110,243	$108,610

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)	Three months ended March 31,
	2017	2016
	(unaudited)
Preferred stock par value	$—	$—

Preferred stock additional capital paid-in	1,746	1,746

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,303	3,245
Equity incentive plans activity	(18)	(8)
Balance, end of period	3,285	3,237

Retained income
Balance, beginning of period	40,678	39,413
Net income	695	246
Dividends on common stock	(136)	(125)
Dividends on preferred stock	(29)	(29)
Balance, end of period	41,208	39,505

Deferred ESOP expense	(6)	(13)

Treasury stock
Balance, beginning of period	(24,741)	(23,620)
Shares acquired	(249)	(450)
Shares reissued under equity incentive plans, net	103	76
Balance, end of period	(24,887)	(23,994)

Accumulated other comprehensive income
Balance, beginning of period	(416)	(755)
Change in unrealized net capital gains and losses	203	580
Change in unrealized foreign currency translation adjustments	(3)	14
Change in unrecognized pension and other postretirement benefit cost	19	11
Balance, end of period	(197)	(150)
Total shareholders’ equity	$21,158	$20,340

See notes to condensed consolidated financial statements.

THE ALLSTATE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2017	2016
Cash flows from operating activities	(unaudited)
Net income	$695	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	119	91
Realized capital gains and losses	(134)	149
Gain on disposition of operations	(2)	(2)
Interest credited to contractholder funds	173	190
Changes in:
Policy benefits and other insurance reserves	183	459
Unearned premiums	(248)	(205)
Deferred policy acquisition costs	14	(7)
Premium installment receivables, net	(19)	11
Reinsurance recoverables, net	11	(40)
Income taxes	284	(26)
Other operating assets and liabilities	(219)	(152)
Net cash provided by operating activities	857	714
Cash flows from investing activities
Proceeds from sales
Fixed income securities	7,083	6,216
Equity securities	2,601	1,664
Limited partnership interests	210	180
Other investments	24	94
Investment collections
Fixed income securities	1,029	949
Mortgage loans	223	79
Other investments	174	43
Investment purchases
Fixed income securities	(8,800)	(5,401)
Equity securities	(2,383)	(1,733)
Limited partnership interests	(268)	(270)
Mortgage loans	(86)	(44)
Other investments	(219)	(253)
Change in short-term investments, net	1,572	(1,357)
Change in other investments, net	(10)	(19)
Purchases of property and equipment, net	(74)	(52)
Acquisition of operations	(1,356)	—
Net cash (used in) provided by investing activities	(280)	96
Cash flows from financing activities
Repayments of long-term debt	—	(16)
Contractholder fund deposits	257	261
Contractholder fund withdrawals	(483)	(492)
Dividends paid on common stock	(122)	(115)
Dividends paid on preferred stock	(29)	(29)
Treasury stock purchases	(264)	(456)
Shares reissued under equity incentive plans, net	67	30
Excess tax benefits on share-based payment arrangements	—	12
Other	3	31
Net cash used in financing activities	(571)	(774)
Net increase in cash	6	36
Cash at beginning of period	436	495
Cash at end of period	$442	$531

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
The condensed consolidated financial statements and notes as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Adopted accounting standards
Employee Share-Based Payment Accounting
Effective January 1, 2017, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that amends the accounting for share-based payments on a prospective basis. Under the new guidance, reporting entities are required to recognize all tax effects related to share-based payments at settlement or expiration through the income statement and the requirement to delay recognition of certain tax benefits until they reduce current taxes payable is eliminated. The new guidance also permits employers to withhold shares issued in connection with an employee’s exercise of options or the settlement of stock awards, up to the employee’s maximum individual statutory tax rate, to meet tax withholding requirements without causing liability classification of the award. In addition, all tax-related cash flows resulting from share-based payments are reported as operating activities on the statement of cash flows whereas cash payments made to taxing authorities on an employee’s behalf for withheld shares are presented as financing activities. The adoption of this guidance had no impact on the Company’s results of operations or financial position on the date of adoption.
Transition to Equity Method Accounting
Effective January 1, 2017, the Company adopted new FASB guidance amending the accounting requirements for transitioning to the equity method of accounting (“EMA”), including a transition from the cost method. The guidance requires the cost of acquiring an additional interest in an investee to be added to the existing carrying value to establish the initial basis of the EMA investment. Under the new guidance, no retroactive adjustment is required when an investment initially qualifies for EMA treatment. The guidance is applied prospectively to investments that qualify for EMA after application of the cost method of accounting. Accordingly, the adoption of this guidance had no impact on the Company’s results of operations or financial position.
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
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the date of adoption. The new guidance related to equity investments without readily determinable fair values is applied prospectively as of the date of adoption. The most significant anticipated impacts, using values as of March 31, 2017, relate to the change in accounting for equity securities, where $659 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income, and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis), where the carrying value would increase by approximately $194 million, pre-tax, with the adjustment recognized in retained income.
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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The reporting entity must consider all available relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance and not as a direct write-down. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is in the process of evaluating the impact of adoption.
Goodwill Impairment
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will be measured and recognized as the amount by which a reporting unit’s carrying value, which includes goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. The revised guidance does not affect a reporting entity’s ability to first assess qualitative factors by reporting unit to determine whether to perform the quantitative goodwill impairment test. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance is to be applied on a prospective basis, with the effects, if any, recognized in net income in the period of adoption. The impact to the Company upon adoption is dependent upon the excess, if any, of carrying value of the Company’s reporting units, which include goodwill, over their respective fair values, a measure that is not currently determinable.
Presentation of Net Periodic Pension and Postretirement Benefits Costs
In March 2017, the FASB issued guidance to improve the presentation of net periodic pension and postretirement benefits costs that requires the service cost component to be reported in operating expenses together with other employee compensation costs and all other components of net periodic pension and postretirement benefits costs reported in non-operating expenses. If the reporting entity does not separately report operating and non-operating expenses on the statement of operations it is required to identify, on the statement of operations or in disclosures, the line items in which the components of net periodic pension and postretirement benefits costs are presented. The new guidance permits only the service cost component to be eligible for capitalization where applicable. The guidance is effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. The guidance is to be applied on a prospective basis for capitalization of service costs where applicable and on a retrospective basis for the presentation of the service cost and other components of net periodic pension benefit costs in the statements of operations or in disclosures. The impact of adoption is not expected to be material to the Company’s results of operations or financial position.
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
The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended March 31,
	2017	2016
Numerator:
Net income	$695	$246
Less: Preferred stock dividends	29	29
Net income applicable to common shareholders (1)	$666	$217

Denominator:
Weighted average common shares outstanding	365.7	378.1
Effect of dilutive potential common shares:
Stock options	4.2	3.4
Restricted stock units (non-participating) and performance stock awards	1.4	1.4
Weighted average common and dilutive potential common shares outstanding	371.3	382.9

Earnings per common share - Basic	$1.82	$0.57
Earnings per common share - Diluted	$1.79	$0.57
_____________________________

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 2.8 million and 5.0 million Allstate common shares, with exercise prices ranging from $67.81 to $81.86 and $52.18 to $71.29, were outstanding for the three-month periods ended March 31, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per common share in those periods.
3.    Acquisition
On January 3, 2017, the Company acquired SquareTrade Holding Company, Inc. (“SquareTrade”), a consumer product protection plan provider that distributes through many of America’s major retailers and Europe’s mobile operators, for $1.4 billion in cash. SquareTrade provides protection plans primarily covering consumer appliances and electronics, such as TVs, smartphones and computers. This acquisition broadens Allstate’s unique product offerings to better meet consumers’ needs.
In connection with the acquisition, the Company recorded goodwill of $1.08 billion, commissions paid to retailers (reported in deferred policy acquisition costs) of $70 million, other intangible assets (reported in other assets) of $555 million, contractual liability insurance policy premium expenses (reported in other assets) of $201 million, unearned premiums of $373 million and net deferred income tax liability of $140 million.
As of March 31, 2017, the Company has $30 million of restricted cash related to an escrow account in connection with the acquisition that is recorded in other assets.

4. Supplemental Cash Flow Information
Non-cash investing activities include $5 million and $7 million related to mergers and exchanges completed with equity securities for the three months ended March 31, 2017 and 2016, respectively. Non-cash financing activities include $40 million and $37 million related to the issuance of Allstate common shares for vested equity awards for the three months ended March 31, 2017 and 2016, respectively. Non-cash financing activities also included $34 million related to debt acquired in conjunction with the purchase of an investment for the three months ended March 31, 2016.
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

($ in millions)	Three months ended March 31,
	2017	2016
Net change in proceeds managed
Net change in fixed income securities	$(17)	$—
Net change in short-term investments	(26)	(34)
Operating cash flow used	$(43)	$(34)

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,129)	$(840)
Liabilities for collateral, end of period	(1,172)	(874)
Operating cash flow provided	$43	$34
5. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
March 31, 2017
U.S. government and agencies	$4,329	$70	$(4)	$4,395
Municipal	7,249	315	(57)	7,507
Corporate	42,543	1,234	(242)	43,535
Foreign government	995	34	(2)	1,027
Asset-backed securities (“ABS”)	1,262	15	(12)	1,265
Residential mortgage-backed securities (“RMBS”)	589	89	(6)	672
Commercial mortgage-backed securities (“CMBS”)	206	14	(9)	211
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$57,194	$1,774	$(332)	$58,636

December 31, 2016
U.S. government and agencies	$3,572	$74	$(9)	$3,637
Municipal	7,116	304	(87)	7,333
Corporate	42,742	1,178	(319)	43,601
Foreign government	1,043	36	(4)	1,075
ABS	1,169	13	(11)	1,171
RMBS	651	85	(8)	728
CMBS	262	17	(9)	270
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$56,576	$1,710	$(447)	$57,839

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of March 31, 2017:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,193	$4,225
Due after one year through five years	29,206	29,746
Due after five years through ten years	16,306	16,549
Due after ten years	5,432	5,968
	55,137	56,488
ABS, RMBS and CMBS	2,057	2,148
Total	$57,194	$58,636
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Fixed income securities	$518	$518
Equity securities	44	28
Mortgage loans	55	53
Limited partnership interests	120	121
Short-term investments	6	4
Other	56	51
Investment income, before expense	799	775
Investment expense	(51)	(44)
Net investment income	$748	$731
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Fixed income securities	$5	$(71)
Equity securities	106	(90)
Limited partnership interests	40	26
Derivatives	(15)	(9)
Other	(2)	(5)
Realized capital gains and losses	$134	$(149)
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Impairment write-downs	$(43)	$(59)
Change in intent write-downs	(16)	(22)
Net other-than-temporary impairment losses recognized in earnings	(59)	(81)
Sales and other	208	(59)
Valuation and settlements of derivative instruments	(15)	(9)
Realized capital gains and losses	$134	$(149)
Gross gains of $235 million and $143 million and gross losses of $75 million and $211 million were realized on sales of fixed income and equity securities during the three months ended March 31, 2017 and 2016, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended March 31, 2017			Three months ended March 31, 2016
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(9)	$3	$(6)	$(16)	$7	$(9)
ABS	—	—	—	(6)	1	(5)
RMBS	(1)	(3)	(4)	—	—	—
CMBS	(6)	3	(3)	(4)	2	(2)
Total fixed income securities	(16)	3	(13)	(26)	10	(16)
Equity securities	(36)	—	(36)	(77)	—	(77)
Limited partnership interests	(7)	—	(7)	13	—	13
Other	(3)	—	(3)	(1)	—	(1)
Other-than-temporary impairment losses	$(62)	$3	$(59)	$(91)	$10	$(81)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $239 million and $221 million as of March 31, 2017 and December 31, 2016, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2017	December 31, 2016
Municipal	$(8)	$(8)
Corporate	(8)	(7)
ABS	(22)	(21)
RMBS	(102)	(90)
CMBS	(8)	(7)
Total	$(148)	$(133)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Beginning balance	$(318)	$(392)
Additional credit loss for securities previously other-than-temporarily impaired	(8)	(8)
Additional credit loss for securities not previously other-than-temporarily impaired	(5)	(8)
Reduction in credit loss for securities disposed or collected	37	58
Ending balance	$(294)	$(350)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2017		Gains	Losses
Fixed income securities	$58,636	$1,774	$(332)	$1,442
Equity securities	5,685	714	(55)	659
Short-term investments	2,753	—	—	—
Derivative instruments (1)	3	3	(3)	—
Equity method (“EMA”) limited partnerships (2)				—
Unrealized net capital gains and losses, pre-tax				2,101
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(165)
Amounts recognized				(165)
Deferred income taxes				(680)
Unrealized net capital gains and losses, after-tax				$1,256
_______________

(1)	Included in the fair value of derivative instruments is $(3) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2016		Gains	Losses
Fixed income securities	$57,839	$1,710	$(447)	$1,263
Equity securities	5,666	594	(85)	509
Short-term investments	4,288	—	—	—
Derivative instruments (1)	5	5	(3)	2
EMA limited partnerships				(4)
Unrealized net capital gains and losses, pre-tax				1,770
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(146)
Amounts recognized				(146)
Deferred income taxes				(571)
Unrealized net capital gains and losses, after-tax				$1,053
_______________

(1)	Included in the fair value of derivative instruments is $5 million classified as assets.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the three months ended March 31, 2017 is as follows:

($ in millions)
Fixed income securities	$179
Equity securities	150
Derivative instruments	(2)
EMA limited partnerships	4
Total	331
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(19)
Amounts recognized	(19)
Deferred income taxes	(109)
Increase in unrealized net capital gains and losses, after-tax	$203
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2017
Fixed income securities
U.S. government and agencies	45	$1,411	$(4)	—	$—	$—	$(4)
Municipal	963	2,000	(47)	8	30	(10)	(57)
Corporate	714	10,634	(186)	51	462	(56)	(242)
Foreign government	33	166	(2)	—	—	—	(2)
ABS	30	219	(1)	13	61	(11)	(12)
RMBS	63	44	(1)	187	77	(5)	(6)
CMBS	8	21	(2)	7	19	(7)	(9)
Total fixed income securities	1,856	14,495	(243)	266	649	(89)	(332)
Equity securities	133	476	(41)	21	98	(14)	(55)
Total fixed income and equity securities	1,989	$14,971	$(284)	287	$747	$(103)	$(387)
Investment grade fixed income securities	1,697	$12,905	$(211)	194	$340	$(47)	$(258)
Below investment grade fixed income securities	159	1,590	(32)	72	309	(42)	(74)
Total fixed income securities	1,856	$14,495	$(243)	266	$649	$(89)	$(332)

December 31, 2016
Fixed income securities
U.S. government and agencies	46	$943	$(9)	—	$—	$—	$(9)
Municipal	1,310	3,073	(76)	8	29	(11)	(87)
Corporate	862	13,343	(256)	83	678	(63)	(319)
Foreign government	41	225	(4)	—	—	—	(4)
ABS	31	222	(1)	14	109	(10)	(11)
RMBS	89	53	(1)	179	91	(7)	(8)
CMBS	15	59	(4)	4	15	(5)	(9)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,395	17,918	(351)	288	922	(96)	(447)
Equity securities	195	654	(56)	46	165	(29)	(85)
Total fixed income and equity securities	2,590	$18,572	$(407)	334	$1,087	$(125)	$(532)
Investment grade fixed income securities	2,202	$15,678	$(293)	201	$493	$(51)	$(344)
Below investment grade fixed income securities	193	2,240	(58)	87	429	(45)	(103)
Total fixed income securities	2,395	$17,918	$(351)	288	$922	$(96)	$(447)
As of March 31, 2017, $314 million of the $387 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $314 million, $232 million are related to unrealized losses on investment grade fixed income securities and $34 million are related to equity securities. Of the remaining $48 million, $28 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of March 31, 2017, the remaining $73 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $26 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $73 million, $26 million are related to below investment grade fixed income securities and $21 million are related to equity securities. Of these amounts, $17 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2017.

ABS, RMBS and CMBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread. Municipal bonds in an unrealized loss position were evaluated based on the underlying credit quality of the primary obligor, obligation type and quality of the underlying assets. Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.
As of March 31, 2017, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of March 31, 2017, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of March 31, 2017 and December 31, 2016, the carrying value of equity method limited partnerships totaled $4.69 billion and $4.53 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of March 31, 2017 and December 31, 2016, the carrying value for cost method limited partnerships was $1.29 billion and $1.28 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2017.
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

($ in millions)	March 31, 2017			December 31, 2016
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$27	$—	$27	$60	$—	$60
1.0 - 1.25	334	—	334	324	—	324
1.26 - 1.50	1,316	—	1,316	1,293	—	1,293
Above 1.50	2,628	39	2,667	2,765	39	2,804
Total non-impaired mortgage loans	$4,305	$39	$4,344	$4,442	$39	$4,481
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2017	December 31, 2016
Impaired mortgage loans with a valuation allowance	$5	$5
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$5	$5
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $5 million and $6 million for the three months ended March 31, 2017 and 2016, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Beginning balance	$3	$3
Charge offs	—	—
Ending balance	$3	$3
Payments on all mortgage loans were current as of March 31, 2017 and December 31, 2016.

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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2017.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2017
Assets
Fixed income securities:
U.S. government and agencies	$3,710	$685	$—		$4,395
Municipal	—	7,383	124		7,507
Corporate - public	—	31,262	60		31,322
Corporate - privately placed	—	11,950	263		12,213
Foreign government	—	1,027	—		1,027
ABS - CDO	—	533	147		680
ABS - consumer and other	—	505	80		585
RMBS	—	672	—		672
CMBS	—	186	25		211
Redeemable preferred stock	—	24	—		24
Total fixed income securities	3,710	54,227	699		58,636
Equity securities	5,240	275	170		5,685
Short-term investments	449	2,269	35		2,753
Other investments: Free-standing derivatives	—	120	1	$(13)	108
Separate account assets	3,436	—	—		3,436
Total recurring basis assets	12,835	56,891	905	(13)	70,618
Non-recurring basis (1)	—	—	18		18
Total assets at fair value	$12,835	$56,891	$923	$(13)	$70,636
% of total assets at fair value	18.2%	80.5%	1.3%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(286)		$(286)
Other liabilities: Free-standing derivatives	—	(71)	(2)	$23	(50)
Total liabilities at fair value	$—	$(71)	$(288)	$23	$(336)
% of total liabilities at fair value	—%	21.1%	85.7%	(6.8)%	100%
_______________

(1)	Includes $16 million of limited partnership interests and $2 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$2,918	$719	$—		$3,637
Municipal	—	7,208	125		7,333
Corporate - public	—	31,414	78		31,492
Corporate - privately placed	—	11,846	263		12,109
Foreign government	—	1,075	—		1,075
ABS - CDO	—	650	27		677
ABS - consumer and other	—	452	42		494
RMBS	—	727	1		728
CMBS	—	248	22		270
Redeemable preferred stock	—	24	—		24
Total fixed income securities	2,918	54,363	558		57,839
Equity securities	5,247	256	163		5,666
Short-term investments	850	3,423	15		4,288
Other investments: Free-standing derivatives	—	119	1	$(9)	111
Separate account assets	3,393	—	—		3,393
Other assets	—	—	1		1
Total recurring basis assets	12,408	58,161	738	(9)	71,298
Non-recurring basis (1)	—	—	24		24
Total assets at fair value	$12,408	$58,161	$762	$(9)	$71,322
% of total assets at fair value	17.4%	81.5%	1.1%	—%	100%
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(290)		$(290)
Other liabilities: Free-standing derivatives	(1)	(68)	(3)	$28	(44)
Total liabilities at fair value	$(1)	$(68)	$(293)	$28	$(334)
% of total liabilities at fair value	0.3%	20.4%	87.7%	(8.4)%	100%
_______________

(1)	Includes $24 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(250)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2017 and December 31, 2016, Level 3 fair value measurements of fixed income securities total $699 million and $558 million, respectively, and include $328 million and $307 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $79 million and $80 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase

(decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2017.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2016	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$125	$1	$1	$—	$(1)
Corporate - public	78	—	—	—	(16)
Corporate - privately placed	263	—	5	—	—
ABS - CDO	27	—	2	27	—
ABS - consumer and other	42	—	—	—	(2)
RMBS	1	—	—	—	—
CMBS	22	—	—	—	—
Total fixed income securities	558	1	8	27	(19)
Equity securities	163	10	—	—	(3)
Short-term investments	15	—	—	—	—
Free-standing derivatives, net	(2)	1	—	—	—
Other assets	1	(1)	—	—	—
Total recurring Level 3 assets	$735	$11	$8	$27	$(22)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(290)	$3	$—	$—	$—
Total recurring Level 3 liabilities	$(290)	$3	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2017
Assets
Fixed income securities:
Municipal	$—	$(2)	$—	$—	$124
Corporate - public	—	—	—	(2)	60
Corporate - privately placed	—	—	—	(5)	263
ABS - CDO	95	—	—	(4)	147
ABS - consumer and other	41	—	—	(1)	80
RMBS	—	—	—	(1)	—
CMBS	3	—	—	—	25
Total fixed income securities	139	(2)	—	(13)	699
Equity securities	1	(1)	—	—	170
Short-term investments	20	—	—	—	35
Free-standing derivatives, net	—	—	—	—	(1)	(2)
Other assets	—	—	—	—	—
Total recurring Level 3 assets	$160	$(3)	$—	$(13)	$903
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$2	$(286)
Total recurring Level 3 liabilities	$—	$—	$(1)	$2	$(286)
_____________

(1)
The effect to net income totals $14 million and is reported in the Condensed Consolidated Statements of Operations as follows: $2 million in realized capital gains and losses, $10 million in net investment income, $(5) million in interest credited to contractholder funds and $7 million in life and annuity contract benefits.

(2)	Comprises $1 million of assets and $2 million of liabilities.

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
_____________________

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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 or 2016.
Transfers into Level 3 during the three months ended March 31, 2017 and 2016 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months ended March 31, 2017 and 2016 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	Three months ended March 31,
	2017	2016
Assets
Fixed income securities:
Corporate	$—	$(2)
Equity securities	10	(24)
Free-standing derivatives, net	1	(1)
Other assets	(1)	—
Total recurring Level 3 assets	$10	$(27)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$3	$(15)
Total recurring Level 3 liabilities	$3	$(15)
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $13 million for the three months ended March 31, 2017 and are reported as follows: $1 million in realized capital gains and losses, $10 million in net investment income, $(5) million in interest credited to contractholder funds and $7 million in life and annuity contract benefits. These gains and losses total $(42) million for the three months ended March 31, 2016 and are reported as follows: $(29) million in realized capital gains and losses, $2 million in net investment income, $1 million in interest credited to contractholder funds and $(16) million in life and annuity contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	March 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,349	$4,445	$4,486	$4,514
Cost method limited partnerships	1,293	1,525	1,282	1,493
Bank loans	1,673	1,677	1,669	1,677
Agent loans	489	488	467	467
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

Financial liabilities

($ in millions)	March 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$11,082	$11,635	$11,313	$12,009
Long-term debt	6,346	6,991	6,347	6,920
Liability for collateral	1,172	1,172	1,129	1,129
The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts incorporating current market-based crediting rates for similar contracts that reflect the Company’s own credit risk. Deferred annuities classified in contractholder funds are valued based on discounted cash flow models that incorporate current market based margins and reflect the Company’s own credit risk. Immediate annuities without life contingencies are valued based on discounted cash flow models that incorporate current market-based implied interest rates and reflect the Company’s own credit risk. The fair value measurement for contractholder funds on investment contracts is categorized as Level 3.
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
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income. The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of March 31, 2017, the Company pledged $13 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2017.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$30	n/a	$1	$1	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	33	n/a	—	—	—
Equity and index contracts
Options	Other investments	—	4,115	102	102	—
Financial futures contracts	Other assets	—	720	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	540	n/a	(9)	9	(18)
Credit default contracts
Credit default swaps – buying protection	Other investments	117	n/a	(2)	1	(3)
Credit default swaps – selling protection	Other investments	90	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	—	—	—
Subtotal		783	4,835	92	113	(21)
Total asset derivatives		$813	4,835	$93	$114	$(21)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$3	$3	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	29	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	4,558	(44)	—	(44)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	224	n/a	—	3	(3)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	350	n/a	(29)	—	(29)
Guaranteed withdrawal benefits	Contractholder funds	291	n/a	(7)	—	(7)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,750	n/a	(250)	—	(250)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	131	n/a	(4)	—	(4)
Credit default swaps – selling protection	Other liabilities & accrued expenses	115	n/a	(1)	—	(1)
Subtotal		2,890	4,558	(334)	4	(338)
Total liability derivatives		2,909	4,558	(331)	$7	$(338)
Total derivatives		$3,722	9,393	$(238)
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

($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2017
Asset derivatives	$18	$(28)	$15	$5	$(2)	$3
Liability derivatives	(29)	28	(5)	(6)	3	(3)

December 31, 2016
Asset derivatives	$31	$(28)	$19	$22	$(9)	$13
Liability derivatives	(33)	28	—	(5)	4	(1)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2017 or 2016.

($ in millions)	Three months ended March 31,
	2017	2016
Loss recognized in OCI on derivatives during the period	$(2)	$(2)
Gain recognized in OCI on derivatives during the term of the hedging relationship	—	4
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2017 and 2016, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2017
Equity and index contracts	$(7)	$—	$13	$7	$13
Embedded derivative financial instruments	—	7	(4)	—	3
Foreign currency contracts	(7)	—	—	1	(6)
Credit default contracts	(1)	—	—	—	(1)
Total	$(15)	$7	$9	$8	$9

Three months ended March 31, 2016
Equity and index contracts	$—	$—	$(7)	$—	$(7)
Embedded derivative financial instruments	—	(16)	2	—	(14)
Foreign currency contracts	(5)	—	—	(5)	(10)
Credit default contracts	(4)	—	—	—	(4)
Total	$(9)	$(16)	$(5)	$(5)	$(35)
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of March 31, 2017, counterparties pledged $9 million in cash and securities to the Company, and the Company pledged $20 million in cash and securities to counterparties which includes $1 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $19 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2017				December 31, 2016
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$6	$—	$—	2	$80	$2	$2
A+	5	707	8	1	5	698	20	9
A	1	30	1	1	—	—	—	—
A-	—	—	—	—	1	110	1	1
Total	7	$743	$9	$2	8	$888	$23	$12
_______________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	March 31, 2017	December 31, 2016
Gross liability fair value of contracts containing credit-risk-contingent features	$11	$9
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(9)	(7)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(1)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$2
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2017
Single name
Corporate debt	$—	$—	$25	$—	$25	$1
First-to-default Basket
Municipal	—	—	100	—	100	(2)
Index
Corporate debt	—	19	48	13	80	1
Total	$—	$19	$173	$13	$205	$—

December 31, 2016
Single name
Corporate debt	$20	$10	$35	$—	$65	$1
First-to-default Basket
Municipal	—	—	100	—	100	(3)
Index
Corporate debt	1	19	50	10	80	1
Total	$21	$29	$185	$10	$245	$(1)
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
Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Balance as of January 1	$25,250	$23,869
Less reinsurance recoverables	6,184	5,892
Net balance as of January 1	19,066	17,977
SquareTrade acquisition as of January 3, 2017	17	—
Incurred claims and claims expense related to:
Current year	5,513	5,660
Prior years	(97)	24
Total incurred	5,416	5,684
Claims and claims expense paid related to:
Current year	2,239	2,148
Prior years	2,815	2,867
Total paid	5,054	5,015
Net balance as of March 31	19,445	18,646
Plus reinsurance recoverables	6,183	5,959
Balance as of March 31	$25,628	$24,605
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the period. This expense includes losses from catastrophes of $781 million and $827 million in the three months ended March 31, 2017 and 2016, respectively, net of reinsurance and other recoveries. Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
During the three months ended March 31, 2017, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $86 million primarily due to claim severity development for bodily injury coverage that was better than expected, net decreases in homeowners reserves of $24 million due to favorable non-catastrophe reserve reestimates, net increases in other reserves of $11 million primarily due to unfavorable catastrophe loss reestimates, and net increases in Discontinued Lines and Coverages of $2 million. Incurred claims and claims expense includes unfavorable catastrophe loss reestimates of $4 million, net of reinsurance and other recoveries.
9. Reinsurance
Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Property-liability insurance premiums earned	$246	$249
Life and annuity premiums and contract charges	75	74
Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Property-liability insurance claims and claims expense	$131	$161
Life and annuity contract benefits	47	67
Interest credited to contractholder funds	5	5

10. Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $10 million and $5 million during the three months ended March 31, 2017 and 2016, respectively.
The following table presents changes in the restructuring liability during the three months ended March 31, 2017.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2016	$—	$2	$2
Expense incurred	3	2	5
Payments applied against liability	—	(3)	(3)
Balance as of March 31, 2017	$3	$1	$4
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of March 31, 2017, the cumulative amount incurred to date for active programs totaled $62 million for employee costs and $63 million for exit costs.
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
Guarantees
The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective March 31, 2017, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $43 million as of March 31, 2017. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to four years. Historically, the Company has not made any material payments pursuant to these guarantees.
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

The aggregate liability balance related to all guarantees was not material as of March 31, 2017.
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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $725 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
The first case is Christopher Williams, et al. v. Allstate Insurance Company. The Williams case is pending in Los Angeles Superior Court and was filed in December 2007. The case involves two classes. The first class includes auto field physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments. The other class includes all non-exempt employees in California from December 19, 2006 until June 2011 who received pay statements from Allstate which allegedly did not comply with California law. On April 13, 2016, the court granted the Company’s motion to decertify both classes; both classes are thus dissolved unless and until the appellate court orders the classes recertified. On May 17, 2016, plaintiffs filed their notice of appeal. Plaintiff’s opening brief was filed on November 22, 2016.  Allstate’s response is due May 9, 2017.
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
In addition to the California class actions, the case of Maria Victoria Perez and Kaela Brown, et al. v. Allstate Insurance Company was filed in the U.S. District Court for the Eastern District of New York. Plaintiffs allege that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act. The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees. On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. There are 105 members of the Fair Labor Standards Act class and 137 members of the New York Labor Law class. The parties are currently engaged in discovery.
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
On January 26, 2017, the Florida Supreme Court issued its decision in Allstate Insurance Company v. Orthopedic Specialists, et al., holding that Allstate’s language was clear and unambiguous and provided adequate notice of its intent to use the fee schedules. On February 7, 2017, Orthopedic Specialists filed a motion for rehearing, which the Florida Supreme Court denied on March 27, 2017. Thus, the Florida Supreme Court’s decision is final.
In light of this ruling, the fee schedule issue will be resolved favorably to Allstate in other pending cases. There are three cases with petitions for leave to appeal to the Florida Supreme Court pending. In those cases, three District Courts of Appeal had previously ruled in favor of Allstate. The Florida Supreme Court has issued “show cause” orders in each of those appeals directing the providers to file a response explaining why the Orthopedic Specialists decision is not controlling and why the Florida Supreme Court should not decline to exercise jurisdiction. In one appeal, the provider has acknowledged that Orthopedic Specialists governs. In the other two appeals, the providers assert that their petitions to appeal should be granted because Orthopedic Specialists was wrongly decided, repeating the arguments previously asserted. Allstate’s responses are due May 8, 2017. We expect the Florida Supreme Court to decline exercising jurisdiction.
The Company was also litigating one class action on this issue, Randy Rosenberg, et al. v. Allstate Fire & Casualty Insurance Company, Allstate Insurance Company, and Allstate Property & Casualty Insurance Company, in the U.S. District Court for the Northern District of Illinois. This case had been stayed by the Illinois federal court pending a decision on this issue by the Florida Supreme Court. On March 31, 2017, the court entered an order pursuant to the parties’ joint stipulation, dismissing this case with prejudice.
This fee schedule issue has also been the subject of thousands of individual lawsuits filed against Allstate in Florida. The decision by the Florida Supreme Court has established Florida law on the sufficiency of Allstate’s fee schedule policy language that is binding on all Florida courts. This will allow Allstate to seek final resolution in its favor of all fee schedule claims currently in litigation as well as those not in litigation. Allstate also may be able to seek restitution from some plaintiffs for attorneys’ fees and costs.
Due to the Florida Supreme Court’s decision in the Orthopedic Specialists case, a loss is not probable.
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
On February 1, 2016, these cases were reassigned to a new judge who initially entered orders addressing pending motions for reconsideration of the dismissal of plaintiffs’ state law claims, but then vacated those orders. On April 12, 2016, these cases were again reassigned to a new judge. On May 2, 2016, the new judge entered an order vacating the setting of additional release trials, consolidating all of the original and intervening plaintiffs’ claims, and granting leave to file a Consolidated Amended Complaint by May 20, 2016. The court entered a second order on May 2, 2016, scheduling deadlines for completion of discovery and filing of summary judgment motions on the merits of plaintiffs’ ERISA and ADEA claims, and setting a non-jury ERISA trial to occur in December 2016. The court’s order also set deadlines for completion of discovery and summary judgment motions with regard to the remaining claims and defenses by the first quarter of 2017, with a jury trial on those claims and defenses to occur in May 2017. The court subsequently clarified the scope of the scheduled trials, ruling that (a) the December 2016 non-jury trial shall only resolve liability on plaintiffs’ claims challenging certain plan amendments under ERISA (“Phase I”); (b) the second trial was scheduled for May 2017 to resolve alleged interference with employee benefits under ERISA and disparate impact under the ADEA, with the court deciding the ERISA claim (“Phase II”); and (c) plaintiffs’ ADEA disparate treatment claims will not be resolved in the second trial but will be resolved in a manner to be determined at a later date. On May 4, 2016, the court entered an order denying Allstate’s post-trial motion for judgment as a matter of law with respect to the jury’s June 17, 2015 verdicts in favor of eight plaintiffs on the issue whether they knowingly and voluntarily signed their releases.
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
Phase I discovery closed and the Company filed a motion for summary judgment as to all Phase I claims. Plaintiffs did not move for summary judgment. On November 22, 2016, the court granted in part, and denied in part, Allstate’s Phase I summary judgment motion. The court determined that there were material issues of disputed fact requiring a trial on plaintiffs’ claim challenging certain Plan amendments. The court granted the motion with respect to one plaintiff whose claim the court determined was barred by the statute of limitations. Further, the court granted the motion with respect to two other claims: 1) a claim that a 1993 Plan amendment resulted in an unlawful cutback of benefits; and 2) a claim for breach of fiduciary duty. The parties thereafter proceeded to a bench trial on December 5-6, 2016. On April 27, 2017, the court issued its Phase I findings and opinion and ruled that (a) the Company’s 1991 amendments to the Plan did not violate ERISA by improperly cutting back on plaintiffs’ benefits, and (b) the Company’s interpretation of the Plan’s definition of “retire” violated ERISA’s anti-cutback rule. The court’s order requires the parties to provide further information to determine whether any plaintiffs suffered a loss based on any such cutback.
Discovery in Phase II closed, and the Company filed motions for summary judgment on plaintiffs’ ADEA claims and ERISA interference with employee benefits claim. Plaintiffs filed a cross-motion for summary judgment on the ERISA claim. On April 21, 2017, the court entered an order granting Allstate’s motion for summary judgment on plaintiffs’ disparate impact claim under the ADEA. The court reserved resolution of plaintiffs’ disparate treatment claim under the ADEA for later individual proceedings. The court also entered an order granting Allstate’s motion for summary judgment, and denying plaintiffs’ motion for summary judgment, on the ERISA claim. The Phase II trial which had been scheduled to commence on May 8, 2017, was canceled.
With respect to the claims not included in Phase I or II, the Company filed a motion requesting that the court sever the claims of all individual plaintiffs who reside outside the Eastern District of Pennsylvania and then transfer those claims to each respective plaintiff’s home jurisdiction. The court has not yet ruled on that motion. On April 27, 2017, the court issued an order allowing the parties to file supplemental memoranda addressing their positions on severance and case management in light of the Phase I and II rulings. Briefing on this issue is scheduled to be completed by May 30, 2017.
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
Asbestos and environmental
Allstate’s reserves for asbestos claims were $891 million and $912 million, net of reinsurance recoverables of $428 million and $444 million, as of March 31, 2017 and December 31, 2016, respectively. Reserves for environmental claims were $178 million and $179 million, net of reinsurance recoverables of $39 million and $40 million, as of March 31, 2017 and December 31, 2016, respectively. Approximately 57% of the total net asbestos and environmental reserves as of both March 31, 2017 and December 31, 2016, were for incurred but not reported estimated losses.
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
12. Benefit Plans
The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Pension benefits
Service cost	$29	$28
Interest cost	66	71
Expected return on plan assets	(102)	(99)
Amortization of:
Prior service credit	(14)	(14)
Net actuarial loss	47	43
Settlement loss	8	8
Net periodic pension cost	$34	$37

Postretirement benefits
Service cost	$2	$2
Interest cost	4	4
Amortization of:
Prior service credit	(6)	(5)
Net actuarial gain	(6)	(8)
Net periodic postretirement credit	$(6)	$(7)

13. Reporting Segments
Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Property-Liability
Property-liability insurance premiums
Auto	$5,388	$5,220
Homeowners	1,815	1,810
Other personal lines	431	421
Commercial lines	125	129
Other business lines	141	143
SquareTrade	59	—
Allstate Protection	7,959	7,723
Discontinued Lines and Coverages	—	—
Total property-liability insurance premiums	7,959	7,723
Net investment income	311	302
Realized capital gains and losses	135	(99)
Total Property-Liability	8,405	7,926
Allstate Financial
Life and annuity premiums and contract charges
Premiums
Traditional life insurance	149	138
Accident and health insurance	232	216
Total premiums	381	354
Contract charges
Interest-sensitive life insurance	209	209
Fixed annuities	3	3
Total contract charges	212	212
Total life and annuity premiums and contract charges	593	566
Net investment income	426	419
Realized capital gains and losses	(1)	(49)
Total Allstate Financial	1,018	936
Corporate and Other
Service fees	1	1
Net investment income	11	10
Realized capital gains and losses	—	(1)
Total Corporate and Other before reclassification of service fees	12	10
Reclassification of service fees (1)	(1)	(1)
Total Corporate and Other	11	9
Consolidated revenues	$9,434	$8,871
_______________

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Property-Liability
Underwriting income
Allstate Protection	$509	$127
Discontinued Lines and Coverages	(2)	(2)
Total underwriting income	507	125
Net investment income	311	302
Income tax expense on operations	(255)	(141)
Realized capital gains and losses, after-tax	89	(64)
Property-Liability net income applicable to common shareholders	652	222
Allstate Financial
Life and annuity premiums and contract charges	593	566
Net investment income	426	419
Contract benefits and interest credited to contractholder funds	(647)	(639)
Operating costs and expenses and amortization of deferred policy acquisition costs	(210)	(194)
Income tax expense on operations	(52)	(48)
Operating income	110	104
Realized capital gains and losses, after-tax	(1)	(32)
Valuation changes on embedded derivatives that are not hedged, after-tax	—	(4)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(3)	(1)
Gain on disposition of operations, after-tax	2	1
Allstate Financial net income applicable to common shareholders	108	68
Corporate and Other
Service fees (1)	1	1
Net investment income	11	10
Operating costs and expenses (1)	(94)	(80)
Income tax benefit on operations	30	25
Preferred stock dividends	(29)	(29)
Operating loss	(81)	(73)
Realized capital gains and losses, after-tax	—	—
Business combination expenses, after-tax	(13)	—
Corporate and Other net loss applicable to common shareholders	(94)	(73)
Consolidated net income applicable to common shareholders	$666	$217
_______________

(1)	For presentation in the Condensed Consolidated Statements of Operations, service fees of the Corporate and Other segment are reclassified to operating costs and expenses.

14. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended March 31,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$444	$(155)	$289	$753	$(263)	$490
Less: reclassification adjustment of realized capital gains and losses	132	(46)	86	(139)	49	(90)
Unrealized net capital gains and losses	312	(109)	203	892	(312)	580
Unrealized foreign currency translation adjustments	(5)	2	(3)	22	(8)	14
Unrecognized pension and other postretirement benefit cost arising during the period	—	—	—	(8)	3	(5)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(29)	10	(19)	(24)	8	(16)
Unrecognized pension and other postretirement benefit cost	29	(10)	19	16	(5)	11
Other comprehensive income	$336	$(117)	$219	$930	$(325)	$605

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2017, and the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
May 2, 2017

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016
OVERVIEW
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2016. Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources. Resources are allocated by the chief operating decision maker and performance is assessed for Allstate Protection, Discontinued Lines and Coverages and Allstate Financial. Allstate Protection and Allstate Financial performance and resources are managed by committees of senior officers of the respective segments.
Allstate is focused on the following priorities:

•	better serve our customers;

•	achieve target economic returns on capital;

•	grow customer base;

•	proactively manage investments; and

•	build long-term growth platforms.
HIGHLIGHTS

•
Consolidated net income applicable to common shareholders was $666 million in the first quarter of 2017 compared to $217 million in the first quarter of 2016. Net income applicable to common shareholders per diluted common share was $1.79 in the first quarter of 2017 compared to $0.57 in the first quarter of 2016.

•	Property-Liability net income applicable to common shareholders was $652 million in the first quarter of 2017 compared to $222 million in the first quarter of 2016.

•	The Property-Liability combined ratio was 93.6 in the first quarter of 2017 compared to 98.4 in the first quarter of 2016.

•	Allstate Financial net income applicable to common shareholders was $108 million in the first quarter of 2017 compared to $68 million in the first quarter of 2016.

•	Total revenues were $9.43 billion in the first quarter of 2017 compared to $8.87 billion in the first quarter of 2016.

•	Property-Liability premiums earned totaled $7.96 billion in the first quarter of 2017, an increase of 3.1% from $7.72 billion in the first quarter of 2016.

•
Investments totaled $81.14 billion as of March 31, 2017, decreasing from $81.80 billion as of December 31, 2016. Net investment income was $748 million in the first quarter of 2017, an increase of 2.3% from $731 million in the first quarter of 2016.

•	Net realized capital gains were $134 million in the first quarter of 2017 compared to net realized capital losses of $149 million in the first quarter of 2016.

•
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $52.41 as of March 31, 2017, an increase of 7.2% from $48.89 as of March 31, 2016, and an increase of 3.2% from $50.77 as of December 31, 2016.

•
For the twelve months ended March 31, 2017, return on the average of beginning and ending period common shareholders’ equity of 11.6% increased by 3.3 points from 8.3% for the twelve months ended March 31, 2016.

•
As of March 31, 2017, shareholders’ equity was $21.16 billion. This total included $2.74 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

•
On January 3, 2017, we acquired SquareTrade Holding Company, Inc. (“SquareTrade”), a consumer product protection plan provider that distributes through many of America’s major retailers and Europe’s mobile operators, for $1.4 billion in cash. SquareTrade provides protection plans primarily covering consumer appliances and electronics, such as TVs, smartphones and computers. This acquisition broadens Allstate’s unique product offerings to better meet consumers’ needs.

CONSOLIDATED NET INCOME

($ in millions)	Three months ended March 31,
	2017	2016
Revenues
Property-liability insurance premiums	$7,959	$7,723
Life and annuity premiums and contract charges	593	566
Net investment income	748	731
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(62)	(91)
OTTI losses reclassified to (from) other comprehensive income	3	10
Net OTTI losses recognized in earnings	(59)	(81)
Sales and other realized capital gains and losses	193	(68)
Total realized capital gains and losses	134	(149)
Total revenues	9,434	8,871

Costs and expenses
Property-liability insurance claims and claims expense	(5,416)	(5,684)
Life and annuity contract benefits	(474)	(455)
Interest credited to contractholder funds	(173)	(190)
Amortization of deferred policy acquisition costs	(1,169)	(1,129)
Operating costs and expenses	(1,097)	(982)
Restructuring and related charges	(10)	(5)
Interest expense	(85)	(73)
Total costs and expenses	(8,424)	(8,518)

Gain on disposition of operations	2	2
Income tax expense (1)	(317)	(109)
Net income	695	246

Preferred stock dividends	(29)	(29)
Net income applicable to common shareholders	$666	$217

Property-Liability (1)	$652	$222
Allstate Financial	108	68
Corporate and Other	(94)	(73)
Net income applicable to common shareholders	$666	$217
______________________________

(1)
Income tax expense includes a tax benefit of $23 million related to the adoption of the new accounting standard for share-based payments in the first quarter 2017. The tax benefit was recorded in Property-Liability.

PROPERTY-LIABILITY HIGHLIGHTS

•	Net income applicable to common shareholders was $652 million in the first quarter of 2017 compared to $222 million in the first quarter of 2016.

•
Premiums written totaled $7.72 billion in the first quarter of 2017, an increase of 2.8% from $7.52 billion in the first quarter of 2016. The first quarter of 2017 included $81 million of premiums written related to SquareTrade. Excluding SquareTrade, premiums written totaled $7.64 billion.

•
Premiums earned totaled $7.96 billion in the first quarter of 2017, an increase of 3.1% from $7.72 billion in the first quarter of 2016. The first quarter of 2017 included $59 million of premiums earned related to SquareTrade. Excluding SquareTrade, premiums earned totaled $7.90 billion in the first quarter of 2017.

•	The loss ratio was 68.0 in the first quarter of 2017 compared to 73.6 in the first quarter of 2016.

•
Catastrophe losses were $781 million in the first quarter of 2017 compared to $827 million in the first quarter of 2016. The effect of catastrophes on the combined ratio was 9.8 in the first quarter of 2017 compared to 10.7 in the first quarter of 2016.

•	Prior year reserve reestimates totaled $97 million favorable in the first quarter of 2017 compared to $24 million unfavorable in the first quarter of 2016.

•	Underwriting income was $507 million in the first quarter of 2017 compared to $125 million in the first quarter of 2016.

•
Investments were $42.00 billion as of March 31, 2017, a decrease of 1.7% from $42.72 billion as of December 31, 2016. Net investment income was $311 million in the first quarter of 2017, an increase of 3.0% from $302 million in the first quarter of 2016.

•	Net realized capital gains were $135 million in the first quarter of 2017 compared to net realized capital losses of $99 million in the first quarter of 2016.

•
On January 3, 2017, we acquired SquareTrade, a consumer product protection plan provider that distributes through many of America’s major retailers and Europe’s mobile operators, for $1.4 billion in cash. SquareTrade provides protection plans primarily covering consumer appliances and electronics, such as TVs, smartphones and computers. This acquisition broadens Allstate’s unique product offerings to better meet consumers’ needs.

PROPERTY-LIABILITY OPERATIONS
Overview Our Property-Liability operations consist of two reporting segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection comprises three brands where we accept underwriting risk: Allstate, Esurance and Encompass. Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Allstate Protection also includes Allstate Roadside Services, Allstate Dealer Services, Arity and Ivantage, which are included in Allstate brand, and SquareTrade. Discontinued Lines and Coverages includes results from property-liability insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources. With the acquisition of SquareTrade and the strategic focus and expansion of Arity and other emerging businesses, management is evaluating modifying the existing oversight structure and capital allocation processes.
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

•
Effect of amortization of purchased intangible assets on combined ratio - the percentage of amortization of purchased intangible assets to premiums earned. Amortization of purchased intangible assets is reported in operating costs and expenses on the Condensed Consolidated Statements of Operations.

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

($ in millions, except ratios)	Three months ended March 31,
	2017	2016
Premiums written	$7,723	$7,515

Revenues
Premiums earned	$7,959	$7,723
Net investment income	311	302
Realized capital gains and losses	135	(99)
Total revenues	8,405	7,926

Costs and expenses
Claims and claims expense	(5,416)	(5,684)
Amortization of DAC	(1,090)	(1,056)
Operating costs and expenses	(936)	(853)
Restructuring and related charges	(10)	(5)
Total costs and expenses	(7,452)	(7,598)

Income tax expense (1)	(301)	(106)
Net income applicable to common shareholders	$652	$222

Underwriting income	$507	$125
Net investment income	311	302
Income tax expense on operations	(255)	(141)
Realized capital gains and losses, after-tax	89	(64)
Net income applicable to common shareholders	$652	$222

Catastrophe losses	$781	$827

GAAP operating ratios
Claims and claims expense ratio	68.0	73.6
Expense ratio	25.6	24.8
Combined ratio	93.6	98.4
Effect of catastrophe losses on combined ratio	9.8	10.7
Effect of prior year reserve reestimates on combined ratio	(1.2)	0.3
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio (2)	0.1	(0.1)
Effect of amortization of purchased intangible assets on combined ratio (3)	0.3	0.1
Effect of restructuring and related charges on combined ratio	0.1	0.1
Effect of Discontinued Lines and Coverages on combined ratio	—	—
_______________

(1)	Income tax expense includes a tax benefit of $23 million related to the adoption of the new accounting standard for share-based payments in the first quarter 2017.

(2)	Prior year reserve reestimates included in catastrophe losses totaled $4 million unfavorable and $3 million favorable in the three months ended March 31, 2017 and 2016, respectively.

(3)	Includes $23 million of amortization of purchased intangible assets related to the acquisition of SquareTrade that was completed on January 3, 2017.

Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.
A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Premiums written:
Allstate Protection	$7,723	$7,515
Discontinued Lines and Coverages	—	—
Property-Liability premiums written	7,723	7,515
Decrease in unearned premiums	234	166
Other	2	42
Property-Liability premiums earned	$7,959	$7,723

Premiums earned:
Allstate Protection	$7,959	$7,723
Discontinued Lines and Coverages	—	—
Property-Liability	$7,959	$7,723

ALLSTATE PROTECTION SEGMENT
Underwriting results are shown in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Premiums written	$7,723	$7,515
Premiums earned	$7,959	$7,723
Claims and claims expense	(5,414)	(5,683)
Amortization of DAC	(1,090)	(1,056)
Other costs and expenses	(936)	(852)
Restructuring and related charges	(10)	(5)
Underwriting income	$509	$127
Catastrophe losses	$781	$827

Underwriting income (loss) by line of business
Auto	$449	$18
Homeowners	72	107
Other personal lines (1)	25	17
Commercial lines	(4)	(28)
Other business lines (2)	3	14
SquareTrade	(35)	—
Answer Financial	(1)	(1)
Underwriting income	$509	$127
_______________
(1) Other personal lines include renter, condominium, landlord and other personal lines products.
(2) Other business lines primarily include Allstate Roadside Services, Allstate Dealer Services, Arity and Ivantage.

The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss) by line of business. The 2017 columns present changes in the first quarter of 2017 compared to the first quarter of 2016. The 2016 columns present changes in the first quarter of 2016 compared to the first quarter of 2015.

($ in millions)	Three months ended March 31,
	Auto		Homeowners		Other personal lines		Commercial lines		SquareTrade		Allstate Protection (1)(2)
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Underwriting income (loss) - prior period	$18	$76	$107	$366	$17	$37	$(28)	$(11)	$—	$—	$127	$469
Changes in underwriting income (loss) from:
Premiums earned	168	241	5	49	10	1	(4)	4	59	—	236	297
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	149	(234)	(32)	50	(1)	12	5	(9)	(36)	—	94	(173)
Catastrophe losses, excluding reserve reestimates	63	(128)	(21)	(368)	11	(33)	—	(2)	—	—	53	(531)
Non-catastrophe reserve reestimates	86	19	23	8	4	(4)	16	(8)	—	—	129	15
Catastrophe reserve reestimates	5	—	(6)	—	(8)	—	2	(2)	—	—	(7)	(2)
Losses subtotal	303	(343)	(36)	(310)	6	(25)	23	(21)	(36)	—	269	(691)
Expenses	(40)	44	(4)	2	(8)	4	5	—	(58)	—	(123)	52
Underwriting income (loss) - current period	$449	$18	$72	$107	$25	$17	$(4)	$(28)	$(35)	$—	$509	$127
_______________

(1)
Includes other business lines underwriting income of $3 million and $14 million in the first quarter of 2017 and 2016, respectively, and Answer Financial underwriting loss of $1 million in both the first quarter of 2017 and 2016.

(2)	Arity had affiliate revenues and expenses of $20 million and $19 million, respectively, in the first quarter of 2017, which has been eliminated in consolidation.
Underwriting income totaled $509 million in the first quarter of 2017, an increase from $127 million in the first quarter of 2016, primarily due to increased premiums earned, lower claim frequency, favorable reserve reestimates and lower catastrophe losses.
Investment results are not included in the underwriting income analysis above. The Company does not allocate Property- Liability investment income, realized capital gains and losses, or assets to the Allstate Protection and Discontinued Lines and Coverages segments. Management reviews assets at the Property-Liability level for decision-making purposes. For a more detailed discussion on investment results, see the Property-Liability Investment Results section of the MD&A and Note 13 of the consolidated financial statements.

Allstate Protection premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended March 31,
Premiums written	2017	2016
Auto	$5,446	$5,323
Homeowners	1,510	1,507
Other personal lines	390	376
Subtotal – Personal lines	7,346	7,206
Commercial lines	123	126
Other business lines	173	183
SquareTrade	81	—
Total	$7,723	$7,515
Premiums earned
Auto	$5,388	$5,220
Homeowners	1,815	1,810
Other personal lines	431	421
Subtotal – Personal lines	7,634	7,451
Commercial lines	125	129
Other business lines	141	143
SquareTrade	59	—
Total	$7,959	$7,723
Allstate Protection combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended March 31,
Auto	67.4	75.3	24.3	24.4	91.7	99.7
Homeowners	72.4	70.7	23.6	23.4	96.0	94.1
Other Personal lines	66.6	69.6	27.6	26.4	94.2	96.0
Commercial lines	76.8	92.2	26.4	29.5	103.2	121.7
Other business lines	36.9	42.7	61.0	47.5	97.9	90.2
SquareTrade	61.0	—	98.3	—	159.3	—
Total	68.0	73.6	25.6	24.8	93.6	98.4
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Allstate Protection loss ratios by line of business are analyzed in the following table and discussed in detail in the brand sections below.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended March 31,
Auto	67.4	75.3	1.4	2.7	(1.6)	0.1	(0.1)	(0.1)
Homeowners	72.4	70.7	35.2	33.9	(1.3)	(0.4)	0.2	(0.2)
Other Personal lines	66.6	69.6	14.1	15.2	2.1	1.2	1.6	(0.3)
Commercial lines	76.8	92.2	5.6	7.0	1.6	15.5	0.8	2.4
Other business lines	36.9	42.7	—	—	—	—	—	—
SquareTrade	61.0	—	—	—	—	—	—	—
Total	68.0	73.6	9.8	10.7	(1.2)	0.3	0.1	(0.1)
Catastrophe losses were $781 million in the first quarter of 2017, a decrease of 5.6% from $827 million in the first quarter of 2016. Both periods have been impacted by higher than normal historical first quarter catastrophe losses.
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
Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended March 31, 2017
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	3.6%	$267	34.2%	3.4	$267
$101 million to $250 million	—	—	—	—	—	—
$50 million to $100 million	3	10.7	230	29.4	2.9	77
Less than $50 million	24	85.7	280	35.9	3.5	12
Total	28	100.0%	777	99.5	9.8	28
Prior year reserve reestimates			4	0.5	—
Total catastrophe losses			$781	100.0%	9.8
Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended March 31,
	Number of events	2017	Number of events	2016
Hurricanes/Tropical storms	—	$—	—	$—
Tornadoes	2	53	—	—
Wind/Hail	23	703	15	783
Wildfires	1	1	—	—
Other events	2	20	2	47
Prior year reserve reestimates		4		(3)
Total catastrophe losses	28	$781	17	$827
Allstate Protection expense ratio for Allstate Protection increased in the first quarter of 2017 compared to the first quarter of 2016. The expense ratios by line of business are shown in the following table.

	Three months ended March 31,
	2017	2016
Auto	24.3	24.4
Homeowners	23.6	23.4
Other personal lines	27.6	26.4
Commercial lines	26.4	29.5
Other business lines	61.0	47.5
SquareTrade (1)	98.3	—
Total expense ratio	25.6	24.8
_______________

(1)	Includes $23 million of amortization of purchased intangible assets related to the acquisition that was completed on January 3, 2017, an impact of 39.0 points to the expense ratio.
The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended March 31,
	2017	2016
Amortization of DAC	13.7	13.7
Advertising expense	2.3	2.0
Amortization of purchased intangible assets	0.3	0.1
Other costs and expenses	9.2	8.9
Restructuring and related charges	0.1	0.1
Total expense ratio	25.6	24.8

Catastrophe reinsurance Our catastrophe reinsurance program supports our goal to have no more than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. Except for the Florida component of the program that is expected to be placed in the second quarter of 2017, we have substantially completed the placement of our 2017 catastrophe reinsurance program.
Similar to our 2016 program, our 2017 program includes coverage for losses to personal lines property and automobile arising out of multiple perils, in addition to hurricanes and earthquakes, in all agreements, except for two agreements placed in the insurance linked securities (“ILS”) market, forming part of our nationwide reinsurance program, and the Kentucky agreement.
The June 1, 2017 nationwide reinsurance program, excluding Florida and New Jersey where separate reinsurance agreements address the distinct needs of our separately capitalized legal entities in these states, provides $4.4 billion of reinsurance limits, less a $500 million retention, subject to the percentage of reinsurance placed in each of its nine layers. The nationwide reinsurance program includes reinsurance agreements with both the traditional and ILS markets as described below:

•
The traditional market placement provides limits totaling $2.5 billion, comprised of $2.1 billion of limits for losses arising out of multiple perils with one annual reinstatement of limits and $439 million of limits for losses arising out of multiple perils with one reinstatement of limits over a seven year term.

•
The ILS placements provide $1.1 billion of limits, with no reinstatement of the limits, and are comprised of a $750 million placement reinsuring losses in certain states caused by hurricanes, earthquakes and fire following earthquakes with amounts payable based on insured industry losses and further adjusted to account for our exposures in reinsured areas, and a $375 million placement reinsuring losses in all states except Florida and New Jersey caused by named storms, earthquakes and fire following earthquakes, severe thunderstorms, winter storms, volcanic eruptions, and meteorite impacts. Recoveries are limited to our ultimate net loss from the reinsured event and are subject to the placed limits.

The New Jersey agreement comprises three contracts that reinsure personal lines property and automobile catastrophe losses in New Jersey and provides $400 million of limits excess of provisional retentions of approximately $153 million. Each contract includes one annual reinstatement of limits.
The Pennsylvania agreement comprises a three-year term contract that reinsures personal lines property losses caused by multiple perils in Pennsylvania and provides $95 million of limits each year in excess of a $100 million retention.
The Kentucky Earthquake agreement comprises a three-year term contract that reinsures personal lines property losses caused by earthquakes and fires following earthquakes in Kentucky and provides $27 million of limits in excess of a $2 million retention.
The total cost of our property catastrophe reinsurance programs during the first quarter of 2017 was $93 million. The total cost of our catastrophe reinsurance programs during 2016 was $393 million or an average quarterly cost of $98 million.

Reserve reestimates The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2017 and 2016 and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2017	2016
Auto	$13,530	$12,459
Homeowners	1,990	1,937
Other personal lines	1,456	1,490
Commercial lines	621	554
Other business lines	24	21
Total Allstate Protection	$17,621	$16,461

($ in millions, except ratios)	Three months ended March 31,
	Reserve reestimate (1)		Effect on combined ratio (2)
	2017	2016	2017	2016
Auto	$(86)	$5	(1.0)	0.1
Homeowners	(24)	(7)	(0.3)	(0.1)
Other personal lines	9	5	0.1	0.1
Commercial lines	2	20	—	0.2
Other business lines	—	—	—	—
Total Allstate Protection (3)	$(99)	$23	(1.2)	0.3

Allstate brand	$(105)	$13	(1.3)	0.2
Esurance brand	—	(4)	—	(0.1)
Encompass brand	6	14	0.1	0.2
Total Allstate Protection	$(99)	$23	(1.2)	0.3
_______________

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $4 million unfavorable in the three months ended March 31, 2017 compared to $3 million favorable in the three months ended March 31, 2016.

Favorable reserve reestimates in the first quarter of 2017 primarily relate to severity development for auto and homeowners that were better than expected.

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection for the three months ended March 31, 2017. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios are discussed in the brand sections below.

($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written		Percent to total		Percent to total		Percent to total		Percent to total
Auto	$4,882	70.2%	$439	96.1%	$125	53.0%	$5,446	70.5%
Homeowners	1,403	20.2	16	3.5	91	38.5	1,510	19.6
Other personal lines	368	5.3	2	0.4	20	8.5	390	5.1
Commercial lines	123	1.8	—	—	—	—	123	1.6
Other business lines	173	2.5	—	—	—	—	173	2.2
SquareTrade	—	—	—	—	—	—	81	1.0
Total	$6,949	100.0%	$457	100.0%	$236	100.0%	$7,723	100.0%

Percent to total Allstate Protection		90.0%		5.9%		3.1%

PIF (thousands)
Auto	19,565	55.9%	1,400	92.6%	595	61.2%	21,560	32.0%
Homeowners	6,090	17.3	63	4.2	284	29.1	6,437	9.6
Other personal lines	4,200	12.0	48	3.2	94	9.7	4,342	6.4
Commercial lines	272	0.8	—	—	—	—	272	0.4
Other business lines	4,893	14.0	—	—	—	—	4,893	7.2
SquareTrade	—	—	—	—	—	—	29,907	44.4
Total	35,020	100.0%	1,511	100.0%	973	100.0%	67,411	100.0%

Percent to total Allstate Protection		51.9%		2.2%		1.4%

Underwriting income (loss)
Auto	$454	77.2%	$(4)	40.0%	$(1)	3.0%	$449	88.2%
Homeowners	107	18.2	(7)	70.0	(28)	84.9	72	14.2
Other personal lines	28	4.8	1	(10.0)	(4)	12.1	25	4.9
Commercial lines	(4)	(0.7)	—	—	—	—	(4)	(0.8)
Other business lines	3	0.5	—	—	—	—	3	0.6
SquareTrade	—	—	—	—	—	—	(35)	(6.9)
Answer Financial	—	—	—	—	—	—	(1)	(0.2)
Total	$588	100.0%	$(10)	100.0%	$(33)	100%	$509	100.0%
When analyzing premium measures and statistics for all three brands the following calculations are used as described below.

•	PIF: Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

•
New issued applications: Item counts of automobiles or homeowners insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate Protection brand. Allstate brand includes automobiles added by existing customers when they exceed the number allowed (currently 10) on a policy.

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

Allstate Brand
Underwriting results are shown in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Premiums written	$6,949	$6,800
Premiums earned	$7,198	$7,010
Claims and claims expense	(4,831)	(5,150)
Amortization of DAC	(1,020)	(988)
Other costs and expenses	(751)	(696)
Restructuring and related charges	(8)	(5)
Underwriting income	$588	$171
Catastrophe losses	$706	$783

Underwriting income (loss) by line of business
Auto	$454	$45
Homeowners	107	111
Other personal lines (1)	28	29
Commercial lines	(4)	(28)
Other business lines (2)	3	14
Underwriting income	$588	$171
_______________

(1)	Other personal lines include renter, condominium, landlord and other personal lines products.

(2)	Other business lines primarily include Allstate Roadside Services, Allstate Dealer Services, Arity and Ivantage
The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income. The 2017 columns present changes in the first quarter of 2017 compared to the first quarter of 2016. The 2016 columns present changes in the first quarter of 2016 compared to the first quarter of 2015.

($ in millions)	Three months ended March 31,
	2017	2016
Underwriting income - prior period	$171	$526
Changes in underwriting income from:
Premiums earned	188	290
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	118	(193)
Catastrophe losses, excluding reserve reestimates	83	(511)
Non-catastrophe reserve reestimates	124	32
Catastrophe reserve reestimates	(6)	2
Losses subtotal	319	(670)
Expenses	(90)	25
Underwriting income	$588	$171
Underwriting income totaled $588 million in the first quarter of 2017, an increase from $171 million in the first quarter of 2016, primarily due to increased auto underwriting income as a result of rate actions, lower claim frequency, favorable reserve reestimates, and lower catastrophe losses, partially offset by increased advertising expense and higher employee-related costs.
For auto insurance, we are taking a balanced approach to profitable growth and margin improvement by continuing to execute our auto profit improvement plan in markets with returns below target levels while implementing growth plans in areas with acceptable returns. We continue to file rates in certain areas not achieving targeted returns, subject to regulatory processes and review. On a countrywide basis, the overall magnitude of rates taken will moderate as profitability trends improve, allowing for a more balanced approach to profitable growth.
As we execute on this plan, our trusted advisor strategy for Allstate exclusive agencies remains a critical component. This includes enhancements to our approach to acquiring customers, building personalized solutions and cultivating trust based relationships. We are also focused on broadening our distribution footprint, both in terms of agency owners and licensed sales professionals, to expand sales and service capacity and making other sales and marketing investments to increase new business volume.

We are leveraging data and analytic capabilities to generate business value. This includes the strategic deployment of new agencies, improved operational efficiency to create a better customer experience, enhanced target marketing as well as enhanced sophistication of product and pricing capabilities.
For homeowners insurance, we continue to be disciplined in how we manage margins through underwriting guidelines, risk management policies, property inspections and implement rate and other actions to maintain or improve returns where required. Allstate brand growth actions include continuing to implement updated competitive products, including our House & Home product and a new condominium product, leveraging agency sales practices focused on multi-line households, increasing availability in coastal markets, improving penetration in underserved markets in the middle of the country and targeted advertising campaigns.
Allstate brand premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended March 31,
Premiums written	2017	2016
Auto	$4,882	$4,746
Homeowners	1,403	1,392
Other personal lines	368	353
Subtotal – Personal lines	6,653	6,491
Commercial lines	123	126
Other business lines	173	183
Total	$6,949	$6,800
Premiums earned
Auto	$4,839	$4,667
Homeowners	1,688	1,678
Other personal lines	405	393
Subtotal – Personal lines	6,932	6,738
Commercial lines	125	129
Other business lines	141	143
Total	$7,198	$7,010
Auto insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended March 31,
	2017		2016
PIF (thousands)	19,565		20,145
New issued applications (thousands)	610		584
Average premium	$538		$507
Renewal ratio (%)	87.4		88.0
Approved rate changes (1):
# of locations (2)	18		25
Total brand (%) (3)	1.7	(6)	1.7
Location specific (%) (4) (5)	5.3	(6)	7.3
____________

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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $338 million and $320 million in the three months ended March 31, 2017 and 2016, respectively. Approximately 47% of the Allstate brand rate increases approved in the first quarter of 2017 are expected to be earned in 2017, with the remainder expected to be earned in 2018.

(6) Includes a rate increase in California in first quarter 2017. Excluding California, Allstate brand auto total brand and location specific rate changes were 1.1% and 4.7% for the three months ended March 31, 2017, respectively.
Auto insurance premiums written totaled $4.88 billion in the first quarter of 2017, a 2.9% increase from $4.75 billion in the first quarter of 2016. Factors impacting premiums written were the following:

•
2.9% or 580 thousand decrease in PIF as of March 31, 2017 compared to March 31, 2016. Allstate brand auto PIF increased in 9 states, including 1 of our largest 10 states, as of March 31, 2017 compared to March 31, 2016.

•
4.5% increase in new issued applications in the first quarter of 2017 compared to the first quarter of 2016. Approximately 60% of states, including 4 of our 10 largest states, experienced increases in new issued applications in the first quarter of 2017 compared to the first quarter of 2016. Quote volume increased in the first quarter of 2017 compared to the first quarter of 2016, with approximately 70% of our states increasing, including 7 of our largest 10, above prior year.

•
6.1% increase in average premium in the first quarter of 2017 compared to the first quarter of 2016, primarily due to rate increases. Rate changes approved for auto do not assume customer choices such as non-renewal or changes in policy terms which might reduce future premiums. Approximately 65% of the change in rates approved for auto in the first quarter of 2017 are driven by the increases approved in 4 of our 10 largest states.

•
0.6 point decrease in the renewal ratio in the first quarter of 2017 compared to the first quarter of 2016. 1 of our largest 10 states experienced increases in the renewal ratio in the first quarter of 2017 compared to the first quarter of 2016.

Homeowners insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended March 31,
	2017	2016
PIF (thousands)	6,090	6,176
New issued applications (thousands)	163	164
Average premium	$1,187	$1,174
Renewal ratio (%)	87.1	88.1
Approved rate changes (1):
# of locations (2)	14	15
Total brand (%)	1.0	(0.4)	(4)
Location specific (%) (3)	4.2	(2.3)	(4)
_______________

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces. In April 2017, we plan to start writing a limited number of homeowners policies in select areas of Florida.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled an increase of $70 million and a decrease of $28 million in the three months ended March 31, 2017 and 2016, respectively.

(4)
Includes the impact of a rate decrease in California in first quarter 2016. Excluding California, Allstate brand homeowners total brand and location specific rate changes were 0.6% and 3.7% for the three months ended March 31, 2016, respectively.

Homeowners insurance premiums written totaled $1.40 billion in the first quarter of 2017, a 0.8% increase from $1.39 billion in the first quarter of 2016. Factors impacting premiums written were the following:

•
1.4% or 86 thousand decrease in PIF as of March 31, 2017 compared to March 31, 2016. Allstate brand homeowners PIF increased in 15 states, including 2 of our largest 10 states, as of March 31, 2017 compared to March 31, 2016.

•
0.6% decrease in new issued applications in the first quarter of 2017 compared to the first quarter of 2016. Of our largest 10 states, 4 experienced increases in new issued applications in the first quarter of 2017 compared to the first quarter of 2016. Although in total quote volume decreased slightly in the first quarter of 2017 compared to the first quarter of 2016, over half of our states, including 4 of our largest 10, experienced increases in quote volume in the first quarter of 2017 compared to the first quarter of 2016.

•	1.1% increase in average premium in the first quarter of 2017 compared to the first quarter of 2016, primarily due to rate changes and increasing insured home valuations due to inflationary costs.

•
1.0 point decrease in the renewal ratio in the first quarter of 2017 compared to the first quarter of 2016. Of our largest 10 states, 1 experienced an increase in the renewal ratio in the first quarter of 2017 compared to the first quarter of 2016.

•
$10 million decrease in the cost of our catastrophe reinsurance program to $79 million in the first quarter of 2017 from $89 million in the first quarter of 2016. Catastrophe reinsurance premiums are a reduction of premium.

Premiums written for Allstate’s House and Home product, our redesigned homeowners new business offering currently available in 80% of total states, totaled $445 million in the first quarter of 2017 compared to $357 million in the first quarter of 2016.
Other personal lines insurance premiums written totaled $368 million in the first quarter of 2017, a 4.2% increase from $353 million in the first quarter of 2016. The increase was primarily due to involuntary auto, included in other personal lines products.

Commercial lines insurance premiums written totaled $123 million in the first quarter of 2017, a 2.4% decrease from $126 million in the first quarter of 2016. The decrease was driven by decreased new business and lower renewals due to profit improvement actions, partially offset by higher average premiums.
Other business lines insurance premiums written totaled $173 million in the first quarter of 2017, a 5.5% decrease from $183 million in the first quarter of 2016. The decrease was primarily driven by lower wholesale rescue volume primarily due to lower partner renewals and retail memberships in force at Allstate Roadside Services. Allstate Roadside Services continues to implement their profit improvement actions, which have impacted premium, but are reducing loss costs. Allstate Dealer Services premiums written was down slightly from prior year due to lower new business in the Guaranteed Asset Protection product related to profit improvement actions.
Allstate brand combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended March 31,
Auto	66.6	75.4	24.0	23.6	90.6	99.0
Homeowners	70.8	70.9	22.9	22.5	93.7	93.4
Other personal lines	65.4	66.4	27.7	26.2	93.1	92.6
Commercial lines	76.8	92.2	26.4	29.5	103.2	121.7
Other business lines	36.9	42.7	61.0	47.5	97.9	90.2
Total	67.1	73.5	24.7	24.1	91.8	97.6
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Allstate brand loss ratios by line of business are analyzed in the following table.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended March 31,
Auto	66.6	75.4	1.3	2.9	(1.8)	0.1	(0.2)	(0.1)
Homeowners	70.8	70.9	34.1	34.2	(1.6)	(0.5)	0.1	(0.3)
Other personal lines	65.4	66.4	14.6	16.0	1.5	(1.5)	1.8	—
Commercial lines	76.8	92.2	5.6	7.0	1.6	15.5	0.8	2.4
Other business lines	36.9	42.7	—	—	—	—	—	—
Total	67.1	73.5	9.8	11.2	(1.5)	0.2	—	(0.1)
Auto loss ratio decreased 8.8 points in the first quarter of 2017 compared to the first quarter of 2016, due to increased premiums earned, lower claim frequency, favorable prior year reserve reestimates and decreased catastrophe losses.
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
Claims is undergoing continuous improvement focusing on effective loss cost management, process efficiency and leveraging emerging technologies to enhance the customer experience to ensure our claim processes result in an easy settlement experience that is fast and fair. We will simplify and streamline the claim handling process using automated loss notification, real-time processing, predicted damage assessments, self-service capabilities and electronic payments.
We have opened two Digital Operating Centers that are handling auto claims by estimating through photos, including the use of QuickFoto Claim®. We are assessing hail events utilizing drones, piloted airplanes and satellite imagery and we launched Quick Card Pay in late 2016, an immediate payment method. These advances will improve effectiveness and efficiency by providing greater consistency and accuracy, quicker processing of claims and a better customer experience. While these claims organizational and process changes are occurring, frequency and severity statistics may be impacted as changes in claim opening and closing practices, if any, can impact comparisons to prior periods.
Property damage paid claim frequency decreased 3.2% in the first quarter of 2017 compared to the first quarter of 2016. Approximately 80% of individual states experienced a year over year decrease in property damage paid claim frequency in first quarter 2017 when compared to first quarter 2016. These declines were observed mainly in January and February, as the country broadly experienced milder than normal winter weather.  Property damage paid claim severities increased 4.8% in the first quarter of 2017 compared to the first quarter of 2016, due to the impact of increased third party subrogation payments, higher costs to repair more sophisticated newer model vehicles and increased volume of total losses.
Bodily injury gross claim frequency decreased 6.0% in the first quarter of 2017 compared to the first quarter of 2016. Bodily injury paid claim frequency decreased 20.5% while bodily injury paid claim severity increased 25.1% in the first quarter of 2017 compared to the first quarter of 2016. These changes are related and reflect payment mix and claim closure patterns that were impacted by changes in bodily injury claim processes in the second half of 2016 related to enhanced documentation of injuries and related medical treatments. Paid claim severity was impacted by a reduced number of claims opened and a change in the mix of paid claims toward a higher proportion of larger severity payments and increases in medical inflationary trends that were offset by improvements in loss cost management.
Homeowners loss ratio decreased 0.1 points in the first quarter of 2017 compared to the first quarter of 2016, primarily due to increased premiums earned and higher favorable reserve reestimates, partially offset by increased claim frequency. Paid claim frequency excluding catastrophe losses increased 2.3% in the first quarter of 2017 compared to the first quarter of 2016. Paid claim severity excluding catastrophe losses increased 4.1% in the first quarter of 2017 compared to the first quarter of 2016. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Commercial lines loss ratio decreased 15.4 points in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower unfavorable prior year reserve reestimates compared to in the first quarter of 2016.
Catastrophe losses were $706 million in the first quarter of 2017 compared to $783 million in the first quarter of 2016.
Allstate brand expense ratio The expense ratios by line of business are shown in the following table.

	Three months ended March 31,
	2017	2016
Auto	24.0	23.6
Homeowners	22.9	22.5
Other personal lines	27.7	26.2
Commercial lines	26.4	29.5
Other business lines (1)	61.0	47.5
Total expense ratio	24.7	24.1
_______________

(1)
Increase is primarily due to Allstate Roadside Services increase in strategic investments in the Good Hands Rescue Network and an increase in employee-related and technology costs at Allstate Dealer Services.

The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended March 31,
	2017	2016
Amortization of DAC	14.2	14.1
Advertising expense	2.0	1.5
Other costs and expenses	8.4	8.4
Restructuring and related charges	0.1	0.1
Total expense ratio	24.7	24.1
Expense ratio increased 0.6 points in the first quarter of 2017 compared to the first quarter of 2016, primarily due to increased advertising expense and higher employee-related costs. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in the first quarter of 2017 were higher than the first quarter of 2016.
Esurance Brand
Underwriting results are shown in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Premiums written	$457	$452
Premiums earned	$419	$404
Claims and claims expense	(314)	(294)
Amortization of DAC	(10)	(11)
Other costs and expenses	(103)	(124)
Restructuring and related charges	(2)	—
Underwriting loss	$(10)	$(25)
Catastrophe losses	$8	$3

Underwriting income (loss) by line of business
Auto	$(4)	$(18)
Homeowners	(7)	(7)
Other personal lines	1	—
Underwriting loss	$(10)	$(25)
The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss). The 2017 columns present changes in the first quarter of 2017 compared to the first quarter of 2016. The 2016 columns present changes in the first quarter of 2016 compared to the first quarter of 2015.

($ in millions)	Three months ended March 31,
	2017	2016
Underwriting loss - prior period	$(25)	$(69)
Changes in underwriting loss from:
Premiums earned	15	17
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(11)	8
Catastrophe losses, excluding reserve reestimates	(5)	(3)
Non-catastrophe reserve reestimates	(4)	—
Catastrophe reserve reestimates	—	—
Losses subtotal	(20)	5
Expenses	20	22
Underwriting loss	$(10)	$(25)
Underwriting loss totaled $10 million in the first quarter of 2017, a $15 million improvement from a $25 million underwriting loss in the first quarter of 2016, primarily due to improved auto underwriting losses resulting from the profit improvement plan.
Esurance brand underwriting results were impacted by profit improvement actions that include rate increases, underwriting guideline adjustments, and decreased marketing in select geographies.

Esurance brand premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended March 31,
Premiums written	2017	2016
Auto	$439	$439
Homeowners	16	11
Other personal lines	2	2
Total	$457	$452
Premiums earned
Auto	$403	$394
Homeowners	14	8
Other personal lines	2	2
Total	$419	$404
Auto insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended March 31,
	2017	2016
PIF (thousands)	1,400	1,428
New issued applications (thousands)	143	168
Average premium	$571	$547
Renewal ratio (%)	80.4	79.6
Approved rate changes (1):
# of locations (2)	7	6
Total brand (%) (3)	0.7	0.3
Location specific (%) (4) (5)	5.3	2.7
____________

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

(2)	Esurance brand operates in 43 states and 1 Canadian province.

(3)	Represents the impact in the states and Canadian province where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.

(4)
Represents the impact in the states and Canadian province where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $11 million and $4 million in the three months ended March 31, 2017 and 2016, respectively.

Auto insurance premiums written totaled $439 million in both the first quarter of 2017 and 2016. Factors impacting premiums written were the following:
•2.0% or 28 thousand decrease in PIF as of March 31, 2017 compared to March 31, 2016.

•
14.9% decrease in new issued applications and a decrease in quote volume in the first quarter of 2017 compared to the first quarter of 2016 due to marketing spending reductions and the impact of rate increases. The conversion rate (the percentage of actual issued policies to completed quotes) decreased 0.8 points in the first quarter of 2017 compared to the first quarter of 2016.

•	4.4% increase in average premium in the first quarter of 2017 compared to the first quarter of 2016.

•	0.8 point increase in the renewal ratio in the first quarter of 2017 compared to the first quarter of 2016.

Homeowners insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended March 31,
	2017	2016
PIF (thousands)	63	37
New issued applications (thousands)	8	7
Average premium	$919	$891
Renewal ratio (%) (1)	83.5	81.6
Approved rate changes:
# of locations	—	N/A
Total brand (%)	—	N/A
Location specific (%)	—	N/A
_______________

(1)
Esurance’s renewal ratios exclude the impact of risk related cancellations. Customers can enter into a policy without a physical inspection. During the underwriting review period, a number of policies may be canceled if upon inspection the condition is unsatisfactory, causing the renewal ratio to appear lower.

N/A reflects not applicable.
Homeowners insurance premiums written totaled $16 million in the first quarter of 2017 compared to $11 million in the first quarter of 2016. Factors impacting premiums written were the following:

•	26 thousand increase in PIF as of March 31, 2017 compared to March 31, 2016.

•	14.3% increase in new issued applications in the first quarter of 2017 compared to the first quarter of 2016.

•	As of March 31, 2017, Esurance is writing homeowners insurance in 31 states with lower hurricane risk that have lower average premium.
Esurance brand combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended March 31,
Auto	74.4	73.4	26.6	31.2	101.0	104.6
Homeowners	92.9	50.0	57.1	137.5	150.0	187.5
Other personal lines	50.0	50.0	—	50.0	50.0	100.0
Total	74.9	72.8	27.5	33.4	102.4	106.2
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Esurance brand loss ratios by line of business are analyzed in the following table.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended March 31,
Auto	74.4	73.4	1.0	0.5	—	(1.0)	—	—
Homeowners	92.9	50.0	28.6	12.5	—	—	—	—
Other personal lines	50.0	50.0	—	—	—	—	—	—
Total	74.9	72.8	1.9	0.7	—	(1.0)	—	—
Auto loss ratio increased 1.0 point in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher catastrophe losses and lower prior year reserve reestimates.
Catastrophe losses were $8 million in the first quarter of 2017 compared to $3 million in the first quarter of 2016.

Esurance brand expense ratio The expense ratios by line of business are shown in the following table.

	Three months ended March 31,
	2017	2016
Auto	26.6	31.2
Homeowners	57.1	137.5
Other personal lines	—	50.0
Total expense ratio	27.5	33.4
The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended March 31,
	2017	2016
Amortization of DAC	2.4	2.7
Advertising expense	8.6	11.6
Amortization of purchased intangible assets	0.3	1.5
Restructuring and related charges	0.5	—
Other costs and expenses	15.7	17.6
Total expense ratio	27.5	33.4
Expense ratio decreased 5.9 points in the first quarter of 2017 compared to the first quarter of 2016. Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance advertising expense ratio decreased 3.0 points in the first quarter of 2017 compared to the first quarter of 2016 due to strategic reductions in marketing spending as a result of our profitability actions.
Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were lower in the first quarter of 2017 compared to the first quarter of 2016. Expense ratio includes amortization of purchased intangible assets from the original acquisition in 2011. Starting in 2017, the portion of the remaining purchased intangible asset related to the Esurance brand name was classified as an infinite-lived intangible and will no longer be amortized, but tested for impairment on an annual basis. During the first quarter of 2017, Esurance reorganized, realigned and regionalized certain departments to improve business performance and the customer experience. The costs associated with this change has been recorded as restructuring and related expenses.
Encompass Brand
Underwriting results are shown in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Premiums written	$236	$263
Premiums earned	$283	$309
Claims and claims expense	(233)	(239)
Amortization of DAC	(52)	(57)
Other costs and expenses	(31)	(31)
Underwriting loss	$(33)	$(18)
Catastrophe losses	$67	$41

Underwriting income (loss) by line of business
Auto	$(1)	$(9)
Homeowners	(28)	3
Other personal lines	(4)	(12)
Underwriting loss	$(33)	$(18)

The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss). The 2017 columns present changes in the first quarter of 2017 compared to the first quarter of 2016. The 2016 columns present changes in the first quarter of 2016 compared to the first quarter of 2015.

($ in millions)	Three months ended March 31,
	2017	2016
Underwriting (loss) income - prior period	$(18)	$14
Changes in underwriting loss from:
Premiums earned	(26)	(10)
Incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	23	12
Catastrophe losses, excluding reserve reestimates	(25)	(17)
Non-catastrophe reserve reestimates	9	(17)
Catastrophe reserve reestimates	(1)	(4)
Losses subtotal	6	(26)
Expenses	5	4
Underwriting loss	$(33)	$(18)
Underwriting loss totaled $33 million in the first quarter of 2017, an increase from $18 million in the first quarter of 2016, primarily due to higher catastrophe losses and lower premiums earned, partially offset by lower loss costs in auto and other personal lines.
Encompass brand underwriting results were impacted by our profit improvement actions that are being implemented in states with inadequate returns, while targeted growth plans are being focused on states with adequate returns. These actions are tailored based on geography and include higher rates, enhanced pricing and underwriting sophistication, adopting best in class underwriting and claim processes, enhanced product analytics, and a focus on geographic presence and product distribution.
Encompass brand premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended March 31,
Premiums written	2017	2016
Auto	$125	$138
Homeowners	91	104
Other personal lines	20	21
Total	$236	$263
Premiums earned
Auto	$146	$159
Homeowners	113	124
Other personal lines	24	26
Total	$283	$309

Auto insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended March 31,
	2017	2016
PIF (thousands)	595	701
New issued applications (thousands)	12	15
Average premium	$1,057	$981
Renewal ratio (%)	73.1	76.1
Approved rate changes (1):
# of locations (2)	5	4
Total brand (%) (3)	1.5	1.6
Location specific (%) (4) (5)	7.2	14.3
____________

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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $8 million and $11 million in the three months ended March 31, 2017 and 2016, respectively. Approximately 35% of the Encompass brand rate increases approved in the first quarter of 2017 are expected to be earned in 2017, with the remainder expected to be earned in 2018 and 2019.

Auto insurance premiums written totaled $125 million in the first quarter of 2017, a 9.4% decrease from $138 million in the first quarter of 2016. Factors impacting premiums written were the following:

•	15.1% or 106 thousand decrease in PIF as of March 31, 2017 compared to March 31, 2016.

•	20.0% decrease in new issued applications in the first quarter of 2017 compared to the first quarter of 2016.

•	7.7% increase in average premium in the first quarter of 2017 compared to the first quarter of 2016.

•
3.0 point decrease in the renewal ratio in the first quarter of 2017 compared to the first quarter of 2016. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one product can contribute to declines in the other.

Encompass has implemented actions to improve profitability in states with inadequate returns.  These actions have led to a reduction of PIF, new issued applications, and the renewal ratio compared to prior year for both auto and homeowners.
Homeowners insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended March 31,
	2017	2016
PIF (thousands)	284	329
New issued applications (thousands)	7	9
Average premium	$1,659	$1,618
Renewal ratio (%)	78.2	81.5
Approved rate changes (1):
# of locations (2)	3	5
Total brand (%)	0.2	1.4
Location specific (%) (3)	3.4	11.6
_______________

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Encompass brand operates in 40 states and the District of Columbia.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $1 million and $7 million in the three months ended March 31, 2017 and 2016, respectively.

Homeowners insurance premiums written totaled $91 million in the first quarter of 2017, a 12.5% decrease from $104 million in the first quarter of 2016. Factors impacting premiums written were the following:

•	13.7% or 45 thousand decrease in PIF as of March 31, 2017 compared to March 31, 2016.

•	22.2% decrease in new issued applications in the first quarter of 2017 compared to the first quarter of 2016.

•	2.5% increase in average premium in the first quarter of 2017 compared to the first quarter of 2016, primarily due to rate changes.

•
3.3 point decrease in the renewal ratio in the first quarter of 2017 compared to the first quarter of 2016. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one product can contribute to declines in the other.

Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended March 31,
Auto	71.2	77.4	29.5	28.3	100.7	105.7
Homeowners	95.6	68.6	29.2	29.0	124.8	97.6
Other personal lines	87.5	119.3	29.2	26.9	116.7	146.2
Total	82.4	77.3	29.3	28.5	111.7	105.8
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Encompass brand loss ratios by line of business are analyzed in the following table.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended March 31,
Auto	71.2	77.4	2.8	1.3	—	1.3	—	—
Homeowners	95.6	68.6	54.0	30.7	2.7	0.8	1.8	1.6
Other personal lines	87.5	119.3	8.3	3.8	12.6	42.3	—	(3.9)
Total	82.4	77.3	23.7	13.3	2.1	4.5	0.7	0.3
Auto loss ratio decreased 6.2 points in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower claim frequency, partially offset by higher catastrophe losses.
Homeowners loss ratio increased 27.0 points in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher catastrophe losses and higher loss costs.
Catastrophe losses were $67 million in the first quarter of 2017 compared to $41 million in the first quarter of 2016.
Encompass brand expense ratio The expense ratios by line of business are shown in the following table.

	Three months ended March 31,
	2017	2016
Auto	29.5	28.3
Homeowners	29.2	29.0
Other personal lines	29.2	26.9
Total expense ratio	29.3	28.5

The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended March 31,
	2017	2016
Amortization of DAC	18.4	18.5
Advertising expense	—	—
Other costs and expenses	10.9	10.0
Restructuring and related charges	—	—
Total expense ratio	29.3	28.5
Expense ratio increased 0.8 points in the first quarter of 2017 compared to the first quarter of 2016, primarily due to increased spending on professional services.
SquareTrade
Underwriting results are shown in the following table.

($ in millions)
Three months ended March 31, 2017
Premiums written	$81
Premiums earned	$59
Claims and claims expense	(36)
Amortization of DAC	(8)
Advertising expense	(5)
Other costs and expenses	(22)
Amortization of purchased intangible assets	(23)
Underwriting loss	$(35)
SquareTrade is focused on deepening existing customer relationships, continuing to win new retail partners and mobile operators and expanding internationally, while optimizing its existing retail business model. Underwriting loss totaled $35 million in the first quarter of 2017 primarily due to $23 million of amortization of purchased intangible assets related to the acquisition that was completed on January 3, 2017.  In conjunction with the acquisition, we recognized $555 million of intangible assets for which we anticipate recognizing amortization expense of approximately $90 million in 2017. Purchased intangible assets will be amortized on an accelerated basis with approximately 75% of the balance amortized by 2021. Other costs and expenses primarily include employee-related costs and professional service fees.
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
Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Premiums written	$—	$—

Premiums earned	$—	$—
Claims and claims expense	(2)	(1)
Operating costs and expenses	—	(1)
Underwriting loss	$(2)	$(2)

PROPERTY-LIABILITY INVESTMENT RESULTS
Net investment income The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2017	2016
Fixed income securities	$226	$223
Equity securities	29	20
Mortgage loans	3	3
Limited partnership interests	55	58
Short-term investments	4	2
Other	22	20
Investment income, before expense	339	326
Investment expense	(28)	(24)
Net investment income	$311	$302
Net investment income increased 3.0% or $9 million to $311 million in the first quarter of 2017 from $302 million in the first quarter of 2016, primarily due to higher equity income.
The average pre-tax investment yields are presented in the following table. Quarterly pre-tax yield is calculated as annualized quarterly investment income, before investment expense divided by the average of the current and prior quarter investment balances. Year-to-date pre-tax yield is calculated as annualized year-to-date investment income, before investment expense divided by the average of investment balances at the beginning of the year and the end of each quarter during the year. For the purposes of the pre-tax yield calculation, income for directly held real estate, timber and other consolidated investments is net of investee level expenses (depreciation and asset level operating expenses reported in investment expense). For investments carried at fair value, investment balances exclude unrealized capital gains and losses.

	Three months ended March 31,
	2017	2016
Fixed income securities: tax-exempt	1.9%	2.1%
Fixed income securities: tax-exempt equivalent	2.8	3.1
Fixed income securities: taxable	3.1	3.2
Equity securities	3.3	2.4
Mortgage loans	3.8	4.0
Limited partnership interests	7.1	8.9
Total portfolio	3.2	3.3
Realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Impairment write-downs	$(22)	$(35)
Change in intent write-downs	(13)	(19)
Net other-than-temporary impairment losses recognized in earnings	(35)	(54)
Sales and other	180	(41)
Valuation and settlements of derivative instruments	(10)	(4)
Realized capital gains and losses, pre-tax	135	(99)
Income tax (expense) benefit	(46)	35
Realized capital gains and losses, after-tax	$89	$(64)
Realized capital gains in the first quarter of 2017 primarily related to net gains on sales, partially offset by impairment and change in intent write-downs.

ALLSTATE FINANCIAL HIGHLIGHTS

•	Net income applicable to common shareholders was $108 million in the first quarter of 2017 compared to $68 million in the first quarter of 2016.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $590 million in the first quarter of 2017, an increase of 4.8% from $563 million in the first quarter of 2016.

•
Investments totaled $36.61 billion as of March 31, 2017, reflecting a decrease of $230 million from $36.84 billion as of December 31, 2016. Net investment income increased 1.7% to $426 million in the first quarter of 2017 from $419 million in the first quarter of 2016.

•	Net realized capital losses totaled $1 million in the first quarter of 2017 compared to $49 million in the first quarter of 2016.

•	Contractholder funds totaled $20.05 billion as of March 31, 2017, reflecting a decrease of $209 million from $20.26 billion as of December 31, 2016.
ALLSTATE FINANCIAL SEGMENT
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Revenues
Life and annuity premiums and contract charges	$593	$566
Net investment income	426	419
Realized capital gains and losses	(1)	(49)
Total revenues	1,018	936

Costs and expenses
Life and annuity contract benefits	(474)	(455)
Interest credited to contractholder funds	(173)	(190)
Amortization of DAC	(79)	(73)
Operating costs and expenses	(135)	(123)
Total costs and expenses	(861)	(841)

Gain on disposition of operations	2	2
Income tax expense	(51)	(29)
Net income applicable to common shareholders	$108	$68

Life insurance	$60	$59
Accident and health insurance	19	18
Annuities and institutional products	29	(9)
Net income applicable to common shareholders	$108	$68

Allstate Life	$57	$57
Allstate Benefits	22	20
Allstate Annuities	29	(9)
Net income applicable to common shareholders	$108	$68

Investments as of March 31	$36,610	$37,336
Net income applicable to common shareholders was $108 million in the first quarter of 2017 compared to $68 million in the first quarter of 2016. The increase was primarily due to lower net realized capital losses, higher premiums and contract charges, and lower interest credited to contractholder funds, partially offset by higher contract benefits and operating costs and expenses.
Analysis of revenues Total revenues increased 8.8% or $82 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower net realized capital losses and higher premiums and contract charges.
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
The following table summarizes life and annuity premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2017	2016
Underwritten products
Traditional life insurance premiums	$140	$130
Interest-sensitive life insurance contract charges	181	182
Subtotal – Allstate Life	321	312
Traditional life insurance premiums	9	8
Accident and health insurance premiums	232	216
Interest-sensitive life insurance contract charges	28	27
Subtotal – Allstate Benefits	269	251
Total underwritten products	590	563
Annuities
Fixed annuity contract charges	3	3
Life and annuity premiums and contract charges (1)	$593	$566
____________________

(1)	Contract charges related to the cost of insurance totaled $141 million for both the first quarter of 2017 and 2016.
Total premiums and contract charges increased 4.8% or $27 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to growth in critical illness, accident and hospital indemnity products at Allstate Benefits and increased traditional life insurance premiums at Allstate Life.
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

($ in millions)	Three months ended March 31,
	2017	2016
Contractholder funds, beginning balance	$20,260	$21,295

Deposits
Interest-sensitive life insurance	249	252
Fixed annuities	45	44
Total deposits	294	296

Interest credited	173	189

Benefits, withdrawals, maturities and other adjustments
Benefits	(233)	(252)
Surrenders and partial withdrawals	(253)	(245)
Contract charges	(206)	(206)
Net transfers from separate accounts	2	1
Other adjustments (1)	14	14
Total benefits, withdrawals, maturities and other adjustments	(676)	(688)
Contractholder funds, ending balance	$20,051	$21,092
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

Contractholder funds decreased 1.0% in the first quarter of 2017 primarily due to the continued runoff of our deferred fixed annuity business. We exited the continuing sale of annuities over an eight year period from 2006 to 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 0.7% in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower deposits on interest-sensitive life insurance.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 3.3% to $253 million in the first quarter of 2017 from $245 million in the first quarter of 2016. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% in the first quarter of 2017 compared to 5.7% in the first quarter of 2016.
Net investment income is presented in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Fixed income securities	$281	$284
Equity securities	15	8
Mortgage loans	52	50
Limited partnership interests	65	63
Short-term investments	1	2
Other	33	30
Investment income, before expense	447	437
Investment expense	(21)	(18)
Net investment income	$426	$419

Allstate Life	$120	$120
Allstate Benefits	17	18
Allstate Annuities	289	281
Net investment income	$426	$419
Net investment income increased 1.7% or $7 million to $426 million in the first quarter of 2017 from $419 million in the first quarter of 2016, primarily due to higher yields on fixed income and equity securities, partially offset by lower average investment balances. The average annualized pre-tax investment yields were 5.0% and 4.8% in the first quarter of 2017 and 2016, respectively.
Realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Impairment write-downs	$(21)	$(24)
Change in intent write-downs	(3)	(3)
Net other-than-temporary impairment losses recognized in earnings	(24)	(27)
Sales and other	28	(17)
Valuation and settlements of derivative instruments	(5)	(5)
Realized capital gains and losses, pre-tax	(1)	(49)
Income tax benefit	—	17
Realized capital gains and losses, after-tax	$(1)	$(32)

Allstate Life	$1	$(8)
Allstate Benefits	—	(3)
Allstate Annuities	(2)	(21)
Realized capital gains and losses, after-tax	$(1)	$(32)
Net realized capital losses in the first quarter of 2017 primarily related to impairment write-downs, partially offset by net gains on sales in connection with ongoing portfolio management.
Analysis of costs and expenses Total costs and expenses increased 2.4% or $20 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher contract benefits and operating costs and expenses, partially offset by lower interest credited to contractholder funds.
Life and annuity contract benefits increased 4.2% or $19 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher life insurance mortality experience, and growth at Allstate Benefits.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $126 million and $128 million in the first quarter of 2017 and 2016, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Life insurance	$71	$75
Accident and health insurance	(2)	—
Subtotal – Allstate Life	69	75
Life insurance	5	5
Accident and health insurance	115	105
Subtotal – Allstate Benefits	120	110
Allstate Annuities	(15)	(17)
Total benefit spread	$174	$168
Benefit spread increased 3.6% or $6 million in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to growth in business in force at Allstate Benefits and higher life insurance premiums, partially offset by higher life insurance mortality experience.
Interest credited to contractholder funds decreased 8.9% or $17 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged had no impact on interest credited to contractholder funds in first quarter 2017 compared to an increase of $6 million in first quarter 2016.
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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Life insurance	$29	$32
Accident and health insurance	2	1
Net investment income on investments supporting capital	20	17
Subtotal – Allstate Life	51	50
Life insurance	3	2
Accident and health insurance	2	3
Net investment income on investments supporting capital	3	4
Subtotal – Allstate Benefits	8	9
Annuities and institutional products	28	17
Net investment income on investments supporting capital	40	31
Subtotal – Allstate Annuities	68	48
Investment spread before valuation changes on embedded derivatives that are not hedged	127	107
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	—	(6)
Total investment spread	$127	$101
Investment spread before valuation changes on embedded derivatives that are not hedged increased 18.7% or $20 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower credited interest and higher net investment income at Allstate Annuities.

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

	Three months ended March 31,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2017	2016	2017	2016	2017	2016
Interest-sensitive life insurance	5.0%	5.0%	3.8%	3.9%	1.2%	1.1%
Deferred fixed annuities and institutional products	4.4	4.0	2.8	2.8	1.6	1.2
Immediate fixed annuities with and without life contingencies	6.3	6.0	5.9	5.9	0.4	0.1
Investments supporting capital, traditional life and other products	3.9	3.8	n/a	n/a	n/a	n/a
The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	March 31,
	2017	2016
Immediate fixed annuities with life contingencies	$8,594	$8,688
Other life contingent contracts and other	3,629	3,536
Reserve for life-contingent contract benefits	$12,223	$12,224

Interest-sensitive life insurance	$8,091	$7,992
Deferred fixed annuities	8,722	9,555
Immediate fixed annuities without life contingencies	2,973	3,182
Institutional products	—	85
Other	265	278
Contractholder funds	$20,051	$21,092
The following table summarizes reserves and contractholder funds for Allstate Life, Allstate Benefits and Allstate Annuities.

($ in millions)	March 31,
	2017	2016
Allstate Life	$2,582	$2,534
Allstate Benefits	950	908
Allstate Annuities	8,691	8,782
Reserve for life-contingent contract benefits	$12,223	$12,224

Allstate Life	$7,353	$7,241
Allstate Benefits	956	946
Allstate Annuities	11,742	12,905
Contractholder funds	$20,051	$21,092

Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$75	$71
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	4	2
Amortization acceleration for changes in assumptions (“DAC unlocking”)	—	—
Total amortization of DAC	$79	$73

Allstate Life	$36	$33
Allstate Benefits	41	38
Allstate Annuities	2	2
Total amortization of DAC	$79	$73
____________________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 8.2% or $6 million in the first quarter of 2017 compared to the first quarter of 2016.
Operating costs and expenses increased 9.8% or $12 million in the first quarter of 2017 compared to the first quarter of 2016. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2017	2016
Non-deferrable commissions	$29	$28
General and administrative expenses	92	81
Taxes and licenses	14	14
Total operating costs and expenses	$135	$123

Allstate Life	$59	$56
Allstate Benefits	67	59
Allstate Annuities	9	8
Total operating costs and expenses	$135	$123
General and administrative expenses increased 13.6% or $11 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to increased employee-related costs and higher guaranty fund expenses.
In April 2016, the U.S. Department of Labor (“DOL”) issued a rule expanding the range of activities considered to be “investment advice” and establishing a new framework for determining whether an entity or person is a “fiduciary” when selling mutual funds, variable and indexed annuities, or variable life products in connection with an Individual Retirement Account (“IRA”) or an employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The rule, in its current form, would have an impact on the non-proprietary products provided by Allstate agencies and Allstate’s broker-dealer, Allstate Financial Services, LLC, their sales processes and volumes, and producer compensation arrangements. Allstate does not currently sell proprietary annuities or proprietary variable life products in connection with IRAs or employee benefit plans covered under ERISA. Allstate Benefits offers universal life products which, when sold in an employee welfare benefit plan, may be considered subject to the fiduciary rule as an insurance product with an “investment component.” Products that we previously offered and continue to have in force, such as indexed annuities, could also be impacted by the rule. These requirements may increase regulatory costs and litigation exposure. The financial impact to Allstate is expected to be immaterial. The April 10, 2017 applicability date of the rule was recently delayed. Compliance of certain components of the rule is now required by June 9, 2017, with full compliance still required by January 1, 2018. The delay follows from the February 3, 2017 memorandum from the President of the United States directing the DOL to examine the fiduciary duty rule to determine whether it may adversely affect investors or retirees and adversely affect the ability of Americans to gain access to retirement information and financial advice. It is yet to be determined whether any other action, including changes to the rule’s requirements, will result from the DOL’s continued examination of the rule.

The following section provides more detail on the results for Allstate Life, Allstate Benefits and Allstate Annuities.
Allstate Life
The financial results for Allstate Life are presented in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Revenues
Life and annuity premiums and contract charges	$321	$312
Net investment income	120	120
Realized capital gains and losses	1	(12)
Total revenues	442	420

Costs and expenses
Life and annuity contract benefits	(195)	(180)
Interest credited to contractholder funds	(69)	(70)
Amortization of DAC	(36)	(33)
Operating costs and expenses	(59)	(56)
Total costs and expenses	(359)	(339)

Income tax expense	(26)	(24)
Net income applicable to common shareholders	$57	$57
Allstate Life net income applicable to common shareholders in the first quarter of 2017 was comparable to the first quarter of 2016.
Premiums and contract charges increased 2.9% or $9 million in the first quarter of 2017 compared to the first quarter of 2016. The increase primarily relates to increased traditional life insurance renewal premiums as well as lower levels of reinsurance premiums ceded.
Contract benefits increased 8.3% or $15 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher life insurance mortality experience.
Benefit spread decreased 8.0% to $69 million in the first quarter of 2017 compared to $75 million in the first quarter of 2016, primarily due to higher life insurance mortality experience, partially offset by higher life insurance premiums.
Operating costs and expenses increased 5.4% or $3 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to increased employee-related costs and higher guaranty fund expenses.
Allstate Benefits
The financial results for Allstate Benefits are presented in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Revenues
Life and annuity premiums and contract charges	$269	$251
Net investment income	17	18
Realized capital gains and losses	—	(5)
Total revenues	286	264

Costs and expenses
Life and annuity contract benefits	(136)	(128)
Interest credited to contractholder funds	(9)	(9)
Amortization of DAC	(41)	(38)
Operating costs and expenses	(67)	(59)
Total costs and expenses	(253)	(234)

Income tax expense	(11)	(10)
Net income applicable to common shareholders	$22	$20

Allstate Benefits net income applicable to common shareholders was $22 million in the first quarter of 2017 compared to $20 million in the first quarter of 2016. The increase was primarily due to higher premiums, partially offset by higher contract benefits and operating costs and expenses.
Premiums and contract charges increased 7.2% or $18 million in the first quarter of 2017 compared to the first quarter of 2016. The increase primarily relates to growth in critical illness, accident and hospital indemnity products. Policies in force increased 7.1% to 3,995 thousand as of March 31, 2017 compared to 3,729 thousand as of March 31, 2016.
Contract benefits increased 6.3% or $8 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to growth.
Benefit spread increased 9.1% to $120 million in the first quarter of 2017 compared to $110 million in the first quarter of 2016, primarily due to growth in business in force.
Operating costs and expenses increased 13.6% or $8 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to increased employee-related costs related to growth and higher guaranty fund expenses.
Allstate Annuities
The financial results for Allstate Annuities are presented in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Revenues
Life and annuity premiums and contract charges	$3	$3
Net investment income	289	281
Realized capital gains and losses	(2)	(32)
Total revenues	290	252

Costs and expenses
Life and annuity contract benefits	(143)	(147)
Interest credited to contractholder funds	(95)	(111)
Amortization of DAC	(2)	(2)
Operating costs and expenses	(9)	(8)
Total costs and expenses	(249)	(268)

Gain on disposition of operations	2	2
Income tax (expense) benefit	(14)	5
Net income (loss) applicable to common shareholders	$29	$(9)
Allstate Annuities net income applicable to common shareholders was $29 million in the first quarter of 2017 compared to a net loss of $9 million in the first quarter of 2016. The favorable change was primarily due to lower net realized capital losses, lower interest credited to contractholder funds, and higher net investment income.
Net realized capital losses in 2017 primarily related to impairment write-downs, partially offset by net gains on sales in connection with ongoing portfolio management.
Net investment income increased 2.8% or $8 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher yields on fixed income and equity securities, partially offset by lower average investment balances. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. To better match the long-term nature of our immediate annuities, we continue to increase performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance.
Contract benefits decreased 2.7% or $4 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to favorable immediate annuity mortality experience.
Interest credited to contractholder funds decreased 14.4% or $16 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower average contractholder funds.
Investment spread before valuation changes on embedded derivatives that are not hedged increased 41.7% to $68 million in the first quarter of 2017 compared to $48 million in the first quarter of 2016, primarily due to lower credited interest and higher net investment income.

Operating costs and expenses increased 12.5% or $1 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher guaranty fund expenses.
CONSOLIDATED INVESTMENT HIGHLIGHTS

•	Investments totaled $81.14 billion as of March 31, 2017, decreasing from $81.80 billion as of December 31, 2016.

•	Unrealized net capital gains totaled $2.10 billion as of March 31, 2017, increasing from $1.77 billion as of December 31, 2016.

•	Net investment income was $748 million in the first quarter of 2017, an increase of 2.3% from $731 million in the first quarter of 2016.

•	Net realized capital gains were $134 million in the first quarter of 2017 compared to net realized capital losses of $149 million in the first quarter of 2016.
INVESTMENTS
Portfolio composition by reporting segment The composition of the investment portfolios by reporting segment as of March 31, 2017 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$31,377	74.7%	$25,072	68.5%	$2,187	86.3%	$58,636	72.3%
Equity securities (2)	4,012	9.6	1,670	4.6	3	0.1	5,685	7.0
Mortgage loans	279	0.7	4,070	11.1	—	—	4,349	5.3
Limited partnership interests (3)	3,122	7.4	2,860	7.8	—	—	5,982	7.4
Short-term investments (4)	1,592	3.8	818	2.2	343	13.6	2,753	3.4
Other	1,618	3.8	2,120	5.8	—	—	3,738	4.6
Total	$42,000	100.0%	$36,610	100.0%	$2,533	100.0%	$81,143	100.0%
____________________

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.16 billion, $23.86 billion, $2.17 billion and $57.19 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $3.53 billion, $1.50 billion, $3 million and $5.03 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(3)
We have commitments to invest in additional limited partnership interests totaling $1.54 billion, $1.43 billion and $2.97 billion for Property-Liability, Allstate Financial, and in Total, respectively.

(4)
Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.59 billion, $818 million, $343 million and $2.75 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(5)	Balances reflect the elimination of related party investments between segments.
Investments totaled $81.14 billion as of March 31, 2017, decreasing from $81.80 billion as of December 31, 2016, primarily due to the $1.4 billion SquareTrade acquisition on January 3, 2017. Common share repurchases, net reductions in contractholder funds and dividends paid to shareholders also contributed to the decline, which was partially offset by positive operating cash flows and higher fixed income and equity valuations.
The Property-Liability investment portfolio totaled $42.00 billion as of March 31, 2017, decreasing from $42.72 billion as of December 31, 2016, primarily due to the SquareTrade acquisition and dividends paid by Allstate Insurance Company (“AIC”) to The Allstate Corporation (the “Corporation”), partially offset by positive operating cash flows and higher fixed income and equity valuations.
The Allstate Financial investment portfolio totaled $36.61 billion as of March 31, 2017, decreasing from $36.84 billion as of December 31, 2016, primarily due to dividends paid by Allstate Life Insurance Company to AIC and net reductions in contractholder funds, partially offset by higher fixed income and equity valuations.
The Corporate and Other investment portfolio totaled $2.53 billion as of March 31, 2017, increasing from $2.24 billion as of December 31, 2016, primarily due to dividends paid by AIC to the Corporation, partially offset by common share repurchases and dividends paid to shareholders.

Portfolio composition by investment strategy
We utilize two primary strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may be moved between strategies.
Market-Based strategies include investments primarily in public fixed income and equity securities. Market-Based Core seeks to deliver predictable earnings aligned to business needs and returns consistent with the markets in which we invest. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt that provide liquidity premiums are also included in this category. Market-Based Active seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This category may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably.
Performance-Based strategy seeks to deliver attractive risk-adjusted returns and to replace market risk with idiosyncratic risk. The return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. A portion of these investments seek returns through asset dislocations or special situations, primarily in private markets.
The following table presents the investment portfolio by strategy as of March 31, 2017.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based
Fixed income securities	$58,636	$51,332	$7,236	$68
Equity securities	5,685	4,411	1,167	107
Mortgage loans	4,349	4,349	—	—
Limited partnership interests	5,982	518	—	5,464
Short-term investments	2,753	2,112	641	—
Other	3,738	3,035	168	535
Total	$81,143	$65,757	$9,212	$6,174
% of total		81%	11%	8%

Property-Liability	$42,000	$30,703	$8,018	$3,279
% of Property-Liability		73%	19%	8%
Allstate Financial	$36,610	$32,521	$1,194	$2,895
% of Allstate Financial		89%	3%	8%
Corporate & Other	$2,533	$2,533	$—	$—
% of Corporate & Other		100%	—%	—%

Unrealized net capital gains and losses
Fixed income securities	$1,442	$1,388	$54	$—
Equity securities	659	615	35	9
Total	$2,101	$2,003	$89	$9
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of March 31, 2017	Percent to total investments	Fair value as of December 31, 2016	Percent to total investments
U.S. government and agencies	$4,395	5.4%	$3,637	4.5%
Municipal	7,507	9.2	7,333	9.0
Corporate	43,535	53.7	43,601	53.3
Foreign government	1,027	1.3	1,075	1.3
Asset-backed securities (“ABS”)	1,265	1.6	1,171	1.4
Residential mortgage-backed securities (“RMBS”)	672	0.8	728	0.9
Commercial mortgage-backed securities (“CMBS”)	211	0.3	270	0.3
Redeemable preferred stock	24	—	24	—
Total fixed income securities	$58,636	72.3%	$57,839	70.7%

Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of March 31, 2017, 85.1% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of March 31, 2017.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$4,395	$66	$—	$—	$4,395	$66
Municipal
Tax exempt	5,126	3	38	(4)	5,164	(1)
Taxable	2,290	261	53	(2)	2,343	259
Corporate
Public	26,667	581	4,655	88	31,322	669
Privately placed	8,953	257	3,260	66	12,213	323
Foreign government	1,026	32	1	—	1,027	32
ABS
Collateralized debt obligations (“CDO”)	628	(3)	52	3	680	—
Consumer and other asset-backed securities (“Consumer and other ABS”)	584	2	1	1	585	3
RMBS
U.S. government sponsored entities (“U.S. Agency”)	132	4	—	—	132	4
Non-agency	25	—	515	79	540	79
CMBS	56	1	155	4	211	5
Redeemable preferred stock	24	3	—	—	24	3
Total fixed income securities	$49,906	$1,207	$8,730	$235	$58,636	$1,442

Property-Liability	$25,962	$87	$5,415	$126	$31,377	$213
Allstate Financial	21,847	1,104	3,225	107	25,072	1,211
Corporate & Other	2,097	16	90	2	2,187	18
Total fixed income securities	$49,906	$1,207	$8,730	$235	$58,636	$1,442
Municipal bonds, including tax exempt and taxable securities, totaled $7.51 billion as of March 31, 2017 with an unrealized net capital gain of $258 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $43.54 billion as of March 31, 2017, with an unrealized net capital gain of $992 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $1.27 billion as of March 31, 2017, with 95.8% rated investment grade and an unrealized net capital gain of $3 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $680 million as of March 31, 2017, with 92.4% rated investment grade. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $585 million as of March 31, 2017, with 99.8% rated investment grade. Consumer and other ABS consists of $239 million of consumer auto, $122 million of credit card and $224 million of other ABS with unrealized net capital gains of zero, zero and $3 million, respectively.
RMBS totaled $672 million as of March 31, 2017, with 23.4% rated investment grade and an unrealized net capital gain of $83 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $540 million as of March 31, 2017, with 4.6% rated investment grade and an unrealized net capital gain of $79 million.
CMBS totaled $211 million as of March 31, 2017, with 26.5% rated investment grade and an unrealized net capital gain of $5 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. The CMBS investments are primarily traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $5.69 billion as of March 31, 2017, with an unrealized net capital gain of $659 million.
Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.35 billion as of March 31, 2017 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of March 31, 2017.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$1,126	$122	$45	$1,293
Equity method of accounting (“EMA”)	3,198	1,018	473	4,689
Total	$4,324	$1,140	$518	$5,982

Number of managers	124	39	14	177
Number of individual investments	231	82	19	332
Largest exposure to single investment	$179	$72	$204	$204
Unrealized net capital gains totaled $2.10 billion as of March 31, 2017 compared to $1.77 billion as of December 31, 2016. The increase for fixed income securities was primarily due to a decrease in market yields resulting from tighter credit spreads and a decrease in long-term risk-free interest rates. The increase for equity securities was primarily due to favorable equity market performance.
The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2017	December 31, 2016
U.S. government and agencies	$66	$65
Municipal	258	217
Corporate	992	859
Foreign government	32	32
ABS	3	2
RMBS	83	77
CMBS	5	8
Redeemable preferred stock	3	3
Fixed income securities	1,442	1,263
Equity securities	659	509
Derivatives	—	2
EMA limited partnerships	—	(4)
Unrealized net capital gains and losses, pre-tax	$2,101	$1,770

Property-Liability	$700	$500
Allstate Financial	1,387	1,263
Corporate & Other	14	7
Unrealized net capital gains and losses, pre-tax	$2,101	$1,770

The unrealized net capital gain for the fixed income portfolio totaled $1.44 billion, comprised of $1.77 billion of gross unrealized gains and $332 million of gross unrealized losses as of March 31, 2017. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.26 billion, comprised of $1.71 billion of gross unrealized gains and $447 million of gross unrealized losses as of December 31, 2016.
Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2017 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$13,320	$276	$(71)	$13,525
Utilities	5,180	329	(40)	5,469
Capital goods	4,565	116	(24)	4,657
Banking	3,257	40	(23)	3,274
Transportation	1,697	78	(21)	1,754
Communications	3,641	84	(19)	3,706
Energy	2,186	91	(14)	2,263
Technology	3,599	55	(13)	3,641
Financial services	2,771	79	(10)	2,840
Basic industry	2,021	76	(7)	2,090
Other	306	10	—	316
Total corporate fixed income portfolio	42,543	1,234	(242)	43,535
U.S. government and agencies	4,329	70	(4)	4,395
Municipal	7,249	315	(57)	7,507
Foreign government	995	34	(2)	1,027
ABS	1,262	15	(12)	1,265
RMBS	589	89	(6)	672
CMBS	206	14	(9)	211
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$57,194	$1,774	$(332)	$58,636
The consumer goods, utilities and capital goods sectors comprise 31%, 13% and 11%, respectively, of the carrying value of our corporate fixed income securities portfolio as of March 31, 2017. The consumer goods, utilities and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2017. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $659 million, comprised of $714 million of gross unrealized gains and $55 million of gross unrealized losses as of March 31, 2017. This is compared to an unrealized net capital gain for the equity portfolio totaling $509 million, comprised of $594 million of gross unrealized gains and $85 million of gross unrealized losses as of December 31, 2016.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2017	2016
Fixed income securities	$518	$518
Equity securities	44	28
Mortgage loans	55	53
Limited partnership interests	120	121
Short-term investments	6	4
Other	56	51
Investment income, before expense	799	775
Investment expense	(51)	(44)
Net investment income	$748	$731

Property-Liability	$311	$302
Allstate Financial	426	419
Corporate & Other	11	10
Net investment income	$748	$731

Market-Based Core	$585	$581
Market-Based Active	74	61
Performance-Based	140	133
Investment income, before expense	$799	$775
Net investment income increased 2.3% or $17 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher equity income.
Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2017	2016
Impairment write-downs	$(43)	$(59)
Change in intent write-downs	(16)	(22)
Net other-than-temporary impairment losses recognized in earnings	(59)	(81)
Sales and other	208	(59)
Valuation and settlements of derivative instruments	(15)	(9)
Realized capital gains and losses, pre-tax	134	(149)
Income tax (expense) benefit	(46)	53
Realized capital gains and losses, after-tax	$88	$(96)

Property-Liability	$89	$(64)
Allstate Financial	(1)	(32)
Realized capital gains and losses, after-tax	$88	$(96)

Market-Based Core	$87	$(91)
Market-Based Active	59	(47)
Performance-Based	(12)	(11)
Realized capital gains and losses, pre-tax	$134	$(149)

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Fixed income securities	$(13)	$(16)
Equity securities	(20)	(55)
Limited partnership interests	(7)	13
Other investments	(3)	(1)
Impairment write-downs	$(43)	$(59)
Impairment write-downs on fixed income securities for the three months ended March 31, 2017 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to private equity investments.
Change in intent write-downs totaled $16 million in the three months ended March 31, 2017 and primarily relate to $1.7 billion of equity securities as of March 31, 2017 that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio. For certain equity securities managed by third parties, we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings. As of March 31, 2017, these holdings totaled $51 million and we recognized change in intent write-downs of zero for the three months ended March 31, 2017.
Sales and other generated $208 million of net realized capital gains in the three months ended March 31, 2017. Sales and other primarily included sales of equity securities in connection with ongoing portfolio management, as well as gains from valuation changes in public securities held in certain limited partnerships.
Valuation and settlements of derivative instruments generated net realized capital losses of $15 million for the three months ended March 31, 2017, primarily comprised of losses on foreign currency contracts due to the weakening of the U.S. Dollar and losses on equity futures used for risk management due to increases in equity indices.

Performance-based investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets and a majority are limited partnerships.
The following table presents investment income for performance-based investments.

($ in millions)	Three months ended March 31,
	2017	2016
Limited partnerships
Private equity (1)	$114	$85
Real estate	4	33
Timber and agriculture-related	2	3
Performance-based - limited partnerships (2)	120	121

Non-limited partnerships
Private equity	9	2
Real estate	10	8
Timber and agriculture-related	1	2
Performance-based - non-limited partnerships	20	12

Total
Private equity	123	87
Real estate	14	41
Timber and agriculture-related	3	5
Total performance-based	$140	$133

Investee level expenses (3)	$(9)	$(8)

Property-Liability	$67	$66
Allstate Financial	73	67
Total performance-based	$140	$133
______________________________

(1)	Includes infrastructure.

(2)
Other limited partnership interests are located in market-based core and are not included in the table above. Investment income was zero in both the first quarter of 2017 and 2016, respectively, for these limited partnership interests.

(3)
Investee level expenses include depreciation and asset level operating expenses reported in investment expense. When calculating the pre-tax yields, investee level expenses are netted against income for directly held real estate, timber and other consolidated investments.

Performance-based investments produced investment income of $140 million in the first quarter of 2017 compared to $133 million in the first quarter of 2016. The increase was primarily related to higher valuations on private equity investments, partially offset by lower real estate investment valuations.

The following table presents realized capital gains and losses for performance-based investments.

($ in millions)	Three months ended March 31,
	2017	2016
Limited partnerships
Private equity	$(10)	$12
Real estate	1	1
Timber and agriculture-related	—	—
Performance-based - limited partnerships (1)	(9)	13

Non-limited partnerships
Private equity	(4)	(25)
Real estate	—	1
Timber and agriculture-related	1	—
Performance-based - non-limited partnerships	(3)	(24)

Total
Private equity	(14)	(13)
Real estate	1	2
Timber and agriculture-related	1	—
Total performance-based	$(12)	$(11)

Property-Liability	$(6)	$(8)
Allstate Financial	(6)	(3)
Total performance-based	$(12)	$(11)
______________________________

(1)
Other limited partnership interests are located in market-based core and are not included in the table above. Realized capital gains and losses were $49 million and $13 million in the first quarter of 2017 and 2016, respectively, for these limited partnership interests.

Net realized capital losses on performance-based investments were $12 million and $11 million in the first quarter of 2017 and 2016, respectively. The first three months of 2017 included impairment write-downs on private equity investments. Economic conditions and equity market performance are reflected in performance-based investment results and income could vary significantly between periods.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•	Shareholders’ equity as of March 31, 2017 was $21.16 billion, an increase of 2.8% from $20.57 billion as of December 31, 2016.

•	On January 3, 2017, we paid common shareholder dividends of $0.33. On February 10, 2017, we declared a common shareholder dividend of $0.37 payable on April 3, 2017.

•	As of March 31, 2017, there was $442 million remaining on the $1.5 billion common share repurchase program.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

($ in millions)	March 31, 2017	December 31, 2016
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$21,355	$20,989
Accumulated other comprehensive loss	(197)	(416)
Total shareholders’ equity	21,158	20,573
Debt	6,346	6,347
Total capital resources	$27,504	$26,920
Ratio of debt to shareholders’ equity	30.0%	30.9%
Ratio of debt to capital resources	23.1%	23.6%
Shareholders’ equity increased in the first three months of 2017, primarily due to net income and increased unrealized net capital gains on investments, partially offset by common share repurchases and dividends paid to shareholders. In the three months ended March 31, 2017, we paid dividends of $122 million and $29 million related to our common and preferred shares, respectively.
Common share repurchases As of March 31, 2017, there was $442 million remaining on the $1.5 billion common share repurchase program that is expected to be completed by November 2017. During the first three months of 2017, we repurchased 3.2 million common shares for $249 million in the market.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. The preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. There have been no changes to any of our ratings since December 31, 2016.
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
Allstate Life Insurance Company (“ALIC”), AIC, Allstate Assurance Company (“AAC”) and The Allstate Corporation are party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. ALIC and AIC each serve as a lender and borrower, AAC serves only as a borrower, and the Corporation serves only as a lender. AIC also has a capital support agreement with ALIC. Under the capital support agreement, AIC is committed to provide capital to ALIC to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.
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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $2.74 billion as of March 31, 2017 comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. This provides funds for the parent company’s fixed charges and other corporate purposes.

In the first three months of 2017, AIC paid dividends totaling $701 million to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $701 million of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of March 31, 2017, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first three months of 2017, we did not defer interest payments on the subordinated debentures.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2017, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.6% as of March 31, 2017. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the first quarter of 2017.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 535 million shares of treasury stock as of March 31, 2017), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $20.05 billion as of March 31, 2017. The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2017.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,090	15.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,052	25.2
Market value adjustments (2)	1,576	7.9
Subject to discretionary withdrawal without adjustments (3)	10,333	51.5
Total contractholder funds (4)	$20,051	100.0%
_______________

(1)	Includes $1.22 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.00 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $764 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% and 5.7% in the first three months of 2017 and 2016, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
The following table summarizes consolidated cash flow activities by segment for the three months ended March 31.

($ in millions)	Property-Liability (1)		Allstate Financial (1)		Corporate and Other (1)		Consolidated
	2017	2016	2017	2016	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$806	$547	$114	$196	$(63)	$(29)	$857	$714
Investing activities	(391)	76	401	66	(290)	(46)	(280)	96
Financing activities	—	30	(222)	(218)	(349)	(586)	(571)	(774)
Net increase in consolidated cash							$6	$36
_______________
(1)    Business unit cash flows reflect the elimination of intersegment dividends, contributions and borrowings.
Property-Liability Higher cash provided by operating activities in the first three months of 2017 compared to the first three months of 2016 was primarily due to lower claim and tax payments and increased premiums, partially offset by higher operating expenses.
Cash used in investing activities in the first three months of 2017 compared to cash provided in investing activities in the first three months of 2016 was primarily the result of increased purchases of fixed income securities and cash paid for the SquareTrade acquisition, partially offset by a reduction in short-term investments and increased sales of equity securities.
Allstate Financial Lower cash provided by operating activities in the first three months of 2017 compared to the first three months of 2016 was primarily due to a decrease in payables and higher payments for operating expenses, partially offset by higher premiums on accident and health and traditional life insurance products.
Higher cash provided by investing activities in the first three months of 2017 compared to the first three months of 2016 was the result of a reduction in short-term investments to fund the dividends paid by ALIC to AIC.
Cash used in financing activities in the first three months of 2017 was comparable to the first three months of 2016.
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
RECENT DEVELOPMENTS
Dodd-Frank. The Secretary of the Treasury (operating through Federal Insurance Office (“FIO”)) and the Office of the U.S. Trade Representative (“USTR”) are jointly authorized, pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), to negotiate a Covered Agreement with one or more foreign governments, authorities, or regulatory entities. A Covered Agreement is a written bilateral or multilateral agreement that “relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection for insurance or reinsurance consumers that is substantially equivalent to the level of protection achieved under State insurance or reinsurance regulation.” A Covered Agreement may become effective 90 days after the Secretary of the Treasury and USTR jointly submit a final agreement to the House Financial Services, House Ways and Means, Senate Banking, and Senate Finance committees. The House and Senate committees are not required to vote on the Covered Agreement for it to become effective. Following expiration of the 90 day holdover period, which occurred on April 13, 2017, the U.S. Treasury Secretary and USTR must sign the agreement and provide the final written notification to the European Union (“EU”) for the Covered Agreement to become effective. As provided in Dodd-Frank, a Covered Agreement cannot preempt (i.e. displace) state insurance measures that govern an insurer’s rates, premiums, underwriting or sales practices; any state insurance coverage requirements; the application of antitrust laws of any state to the business of insurance; or any state insurance measure governing insurer capital or solvency, except where a state insurance measure results in less favorable treatment of a non-U.S. insurer than a U.S. insurer.
In November 2015, pursuant to Dodd-Frank, Treasury and USTR notified Congress that they were formally initiating negotiations on a Covered Agreement with the EU (the “Covered Agreement”) addressing: permanent equivalence treatment of the U.S. regulatory system by the EU; confidential sharing of information across jurisdictions; and uniform treatment of EU-based reinsurers operating in the U.S., including with respect to reinsurance collateral. On January 13, 2017, the Secretary of the Treasury

and USTR jointly submitted a Covered Agreement consistent with their November 2015 notification to Congress. Once effective, the Covered Agreement is designed to secure equivalence treatment of the U.S. regulatory system by the EU, addresses the confidential sharing of information by regulators across jurisdictions, and eliminate reinsurance collateral requirements for EU-based foreign reinsurers in all States that meet certain conditions. In accordance with authorities provided in Dodd-Frank, the Covered Agreement may preempt (i.e., displace) state laws after 60 months from its effective date if then existing State insurance measures affected by the Covered Agreement result in less favorable treatment of an EU insurer or reinsurer subject to the Covered Agreement than a U.S. insurer domiciled, licensed, or otherwise admitted in a U.S. State.
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
On June 23, 2016, the U.K. held a referendum in which they voted to leave the EU. The U.K. Prime Minister notified the European Council on March 29, 2017 of its intention to withdraw from the EU under Article 50 of the Lisbon Treaty. Once notification is given, Article 50 provides two years, unless the parties agree to extend the withdrawal period, to reach an agreement on the terms of the withdrawal. If no extensions are agreed to, the withdrawal would be expected to be completed in March 2019. Article 50 provides only for the negotiation of a withdrawal arrangement but does not address future relationships between the U.K. and EU. Upon exiting the EU, the U.K. insurance market will no longer be in the scope of the Covered Agreement.
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
On April 21, 2017, the President signed an Executive Order directing the Secretary of the Treasury to conduct a review of the SIFI designation process and provide a written report within 180 days of the date of the Executive Order. The Executive Order directs the Secretary of the Treasury to consider, among other attributes, whether the designation process is sufficiently transparent, provides entities with adequate due process, is supported by quantified risk assessments, and whether the designated entity is provided an opportunity to reduce identified risks to avoid SIFI designation. The Executive Order also directs the Secretary of the Treasury to evaluate the activities of the Financial Stability Oversight Council related to its authority to make SIFI designations and determine whether that authority is consistent with the Presidential Executive Order on Core Principles for Regulating the

U.S. Financial System. Lastly, the Executive Order temporarily suspends SIFI determinations and designations pending submission and review of the Secretary of the Treasury’s report.
Forward-Looking Statements
This report contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. We believe these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include risks related to: (1) adverse changes in the nature and level of catastrophes and severe weather events; (2) our catastrophe management strategy on premium growth; (3) unexpected increases in the frequency or severity of claims; (4) regulatory changes, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (5) impacts from the Covered Agreement, including possible new capital and solvency regulations and changes in state insurance laws; (6) the cyclical nature of the property and casualty business; (7) market convergence and regulatory changes on our risk segmentation and pricing; (8) reestimates of reserves for claims; (9) adverse legal determinations regarding discontinued product lines and other legal and regulatory actions; (10) changes in underwriting and actual experience; (11) changes in reserve estimates for life-contingent contract benefits payable; (12) the influence of changes in market interest rates or performance-based investment returns on spread-based products; (13) changes in estimates of profitability on interest-sensitive life products; (14) reducing our concentration in spread-based business and exiting certain distribution channels; (15) changes in tax laws; (16) our ability to mitigate the capital impact associated with statutory reserving and capital requirements; (17) a decline in Lincoln Benefit Life Company’s financial strength ratings; (18) market risk and declines in credit quality relating to our investment portfolio; (19) our subjective determination of the fair value of our fixed income and equity securities and the amount of realized capital losses recorded for impairments of our investments; (20) competition in the insurance industry; (21) impacts of new or changing technologies on our business; (22) conditions in the global economy and capital markets; (23) losses from legal and regulatory actions; (24) restrictive regulation and regulatory reforms; (25) the availability of reinsurance at current levels and prices; (26) risk of our reinsurers; (27) our participation in state industry pools and facilities; (28) a downgrade in our financial strength ratings; (29) the effect of adverse capital and credit market conditions; (30) failure in cyber or other information security; (31) the impact of a large scale pandemic, the threat or occurrence of terrorism or military action; (32) acquisitions of businesses; (33) possible impairments in the value of goodwill; (34) changes in accounting standards; (35) the realization of deferred tax assets; (36) restrictions on our subsidiaries’ ability to pay dividends; (37) restrictions under the terms of certain of our securities on our ability to pay dividends or repurchase our stock; (38) changing climate and weather conditions; (39) loss of key vendor relationships or failure of a vendor to protect confidential and proprietary information; and (40) intellectual property infringement, misappropriation and third party claims. Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent annual report on Form 10-K. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 11 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
January 1, 2017 - January 31, 2017
Open Market Purchases	1,140,727	$74.4309	1,140,600
February 1, 2017 - February 28, 2017
Open Market Purchases	1,149,411	$79.5116	847,900
March 1, 2017 - March 31, 2017
Open Market Purchases	1,187,137	$81.8482	1,187,100
Total	3,477,275	$78.6426	3,175,600	$442 million
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

January: 127
February: 301,511
March: 37

(2)	On May 4, 2016, we announced the approval of a new common share repurchase program for $1.5 billion, to be completed by November 2017.

Item 6. Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 2, 2017, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 2, 2017	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)