Form 10-Q
period 2017-06-30
ALLSTATE CORP
filed 2017-08-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
As of July 17, 2017, the registrant had 361,359,566 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
June 30, 2017

Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$8,018	$7,814	$15,977	$15,537
Life and annuity premiums and contract charges	591	564	1,184	1,130
Net investment income	897	762	1,645	1,493
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(47)	(77)	(109)	(168)
OTTI losses reclassified to (from) other comprehensive income	(3)	(2)	—	8
Net OTTI losses recognized in earnings	(50)	(79)	(109)	(160)
Sales and other realized capital gains and losses	131	103	324	35
Total realized capital gains and losses	81	24	215	(125)
	9,587	9,164	19,021	18,035
Costs and expenses
Property-liability insurance claims and claims expense	5,689	5,901	11,105	11,585
Life and annuity contract benefits	486	454	960	909
Interest credited to contractholder funds	175	185	348	375
Amortization of deferred policy acquisition costs	1,176	1,126	2,345	2,255
Operating costs and expenses	1,086	1,040	2,183	2,022
Restructuring and related charges	53	11	63	16
Interest expense	83	72	168	145
	8,748	8,789	17,172	17,307

Gain on disposition of operations	12	1	14	3

Income from operations before income tax expense	851	376	1,863	731

Income tax expense	272	105	589	214

Net income	579	271	1,274	517

Preferred stock dividends	29	29	58	58

Net income applicable to common shareholders	$550	$242	$1,216	$459

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$1.51	$0.65	$3.34	$1.22
Weighted average common shares - Basic	363.6	373.6	364.6	375.8
Net income applicable to common shareholders per common share - Diluted	$1.49	$0.64	$3.29	$1.21
Weighted average common shares - Diluted	369.0	378.1	370.1	380.5
Cash dividends declared per common share	$0.37	$0.33	$0.74	$0.66

See notes to condensed consolidated financial statements.

The Allstate Corporation 1

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$579	$271	$1,274	$517

Other comprehensive income, after-tax
Changes in:
Unrealized net capital gains and losses	270	424	473	1,004
Unrealized foreign currency translation adjustments	11	5	8	19
Unrecognized pension and other postretirement benefit cost	18	16	37	27
Other comprehensive income, after-tax	299	445	518	1,050

Comprehensive income	$878	$716	$1,792	$1,567

See notes to condensed consolidated financial statements.

2 www.allstate.com

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position

($ in millions, except par value data)	June 30, 2017	December 31, 2016
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $56,901 and $56,576)	$58,656	$57,839
Equity securities, at fair value (cost $5,321 and $5,157)	6,117	5,666
Mortgage loans	4,336	4,486
Limited partnership interests	6,206	5,814
Short-term, at fair value (amortized cost $2,175 and $4,288)	2,175	4,288
Other	3,815	3,706
Total investments	81,305	81,799
Cash	482	436
Premium installment receivables, net	5,693	5,597
Deferred policy acquisition costs	4,037	3,954
Reinsurance recoverables, net	8,722	8,745
Accrued investment income	573	567
Property and equipment, net	1,072	1,065
Goodwill	2,309	1,219
Other assets	3,256	1,835
Separate Accounts	3,416	3,393
Total assets	$110,865	$108,610
Liabilities
Reserve for property-liability insurance claims and claims expense	$25,884	$25,250
Reserve for life-contingent contract benefits	12,234	12,239
Contractholder funds	19,832	20,260
Unearned premiums	13,024	12,583
Claim payments outstanding	939	879
Deferred income taxes	1,104	487
Other liabilities and accrued expenses	6,583	6,599
Long-term debt	6,348	6,347
Separate Accounts	3,416	3,393
Total liabilities	89,364	88,037
Commitments and Contingent Liabilities (Note 11)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand shares issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 361 million and 366 million shares outstanding	9	9
Additional capital paid-in	3,269	3,303
Retained income	41,622	40,678
Deferred ESOP expense	(6)	(6)
Treasury stock, at cost (539 million and 534 million shares)	(25,241)	(24,741)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	65	57
Other unrealized net capital gains and losses	1,590	1,091
Unrealized adjustment to DAC, DSI and insurance reserves	(129)	(95)
Total unrealized net capital gains and losses	1,526	1,053
Unrealized foreign currency translation adjustments	(42)	(50)
Unrecognized pension and other postretirement benefit cost	(1,382)	(1,419)
Total accumulated other comprehensive income (loss)	102	(416)
Total shareholders’ equity	21,501	20,573
Total liabilities and shareholders’ equity	$110,865	$108,610
See notes to condensed consolidated financial statements.

The Allstate Corporation 3

The Allstate Corporate and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

($ in millions)	Six months ended June 30,
	2017	2016
	(unaudited)
Preferred stock par value	$—	$—

Preferred stock additional capital paid-in	1,746	1,746

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,303	3,245
Forward contract on accelerated share repurchase agreement	(38)	(52)
Equity incentive plans activity	4	10
Balance, end of period	3,269	3,203

Retained income
Balance, beginning of period	40,678	39,413
Net income	1,274	517
Dividends on common stock	(272)	(249)
Dividends on preferred stock	(58)	(58)
Balance, end of period	41,622	39,623

Deferred ESOP expense	(6)	(13)

Treasury stock
Balance, beginning of period	(24,741)	(23,620)
Shares acquired	(646)	(829)
Shares reissued under equity incentive plans, net	146	139
Balance, end of period	(25,241)	(24,310)

Accumulated other comprehensive income
Balance, beginning of period	(416)	(755)
Change in unrealized net capital gains and losses	473	1,004
Change in unrealized foreign currency translation adjustments	8	19
Change in unrecognized pension and other postretirement benefit cost	37	27
Balance, end of period	102	295
Total shareholders’ equity	$21,501	$20,553

See notes to condensed consolidated financial statements.

4 www.allstate.com

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

($ in millions)	Six months ended June 30,
	2017	2016
Cash flows from operating activities	(unaudited)
Net income	$1,274	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	238	188
Realized capital gains and losses	(215)	125
Gain on disposition of operations	(14)	(3)
Interest credited to contractholder funds	348	375
Changes in:
Policy benefits and other insurance reserves	228	577
Unearned premiums	34	62
Deferred policy acquisition costs	(65)	(72)
Premium installment receivables, net	(51)	(27)
Reinsurance recoverables, net	6	(120)
Income taxes	(42)	(176)
Other operating assets and liabilities	(393)	(88)
Net cash provided by operating activities	1,348	1,358
Cash flows from investing activities
Proceeds from sales
Fixed income securities	14,521	12,589
Equity securities	3,430	2,487
Limited partnership interests	481	363
Other investments	118	144
Investment collections
Fixed income securities	2,063	2,138
Mortgage loans	305	150
Other investments	337	168
Investment purchases
Fixed income securities	(17,214)	(12,947)
Equity securities	(3,473)	(2,672)
Limited partnership interests	(578)	(703)
Mortgage loans	(148)	(264)
Other investments	(532)	(449)
Change in short-term investments, net	2,142	(669)
Change in other investments, net	107	(39)
Purchases of property and equipment, net	(146)	(120)
Acquisition of operations	(1,356)	—
Net cash provided by investing activities	57	176
Cash flows from financing activities
Repayments of long-term debt	—	(16)
Contractholder fund deposits	515	522
Contractholder fund withdrawals	(957)	(1,013)
Dividends paid on common stock	(257)	(240)
Dividends paid on preferred stock	(58)	(58)
Treasury stock purchases	(657)	(904)
Shares reissued under equity incentive plans, net	108	72
Excess tax benefits on share-based payment arrangements	—	20
Other	(53)	34
Net cash used in financing activities	(1,359)	(1,583)
Net increase (decrease) in cash	46	(49)
Cash at beginning of period	436	495
Cash at end of period	$482	$446

See notes to condensed consolidated financial statements.

The Allstate Corporation 5

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
The condensed consolidated financial statements and notes as of June 30, 2017 and for the three-month and six-month periods ended June 30, 2017 and 2016 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
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
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the

6 www.allstate.com

identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the date of adoption. The new guidance related to equity investments without readily determinable fair values is applied prospectively as of the date of adoption. The most significant anticipated impacts, using values as of June 30, 2017, relate to the change in accounting for equity securities, where $796 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income, and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis), where the carrying value would increase by approximately $202 million, pre-tax, with the offsetting adjustment recognized in retained income.
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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost, including reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The reporting entity must consider all available relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance and not as a direct write-down. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is in the process of evaluating the impact of adoption.
Goodwill Impairment
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will be measured and recognized as the amount by which a reporting unit’s carrying value, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. The revised guidance does not affect a reporting entity’s ability to first assess qualitative factors by reporting unit to determine whether to perform the quantitative goodwill impairment test. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance is to be applied on a prospective basis, with the effects, if any, recognized in net income in the period of adoption. The impact to the Company upon adoption is dependent upon the excess, if any, of carrying value of the Company’s reporting units, including goodwill, over their respective fair values, a measure that is not currently determinable.
Presentation of Net Periodic Pension and Postretirement Benefits Costs
In March 2017, the FASB issued guidance to improve the presentation of net periodic pension and postretirement benefits costs that requires the service cost component to be reported in operating expenses together with other employee compensation

The Allstate Corporation 7

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
The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$579	$271	$1,274	$517
Less: Preferred stock dividends	29	29	58	58
Net income applicable to common shareholders (1)	$550	$242	$1,216	$459

Denominator:
Weighted average common shares outstanding	363.6	373.6	364.6	375.8
Effect of dilutive potential common shares:
Stock options	4.3	3.4	4.2	3.4
Restricted stock units (non-participating) and performance stock awards	1.1	1.1	1.3	1.3
Weighted average common and dilutive potential common shares outstanding	369.0	378.1	370.1	380.5

Earnings per common share - Basic	$1.51	$0.65	$3.34	$1.22
Earnings per common share - Diluted	$1.49	$0.64	$3.29	$1.21
_____________________________

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 2.5 million and 4.8 million Allstate common shares, with exercise prices ranging from $74.03 to $86.61 and $57.29 to $71.29, were outstanding for the three-month periods ended June 30, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per common share in those periods. Options to purchase 2.6 million and 4.8 million Allstate common shares, with exercise prices ranging from $69.95 to $86.61 and $57.29 to $71.29, were outstanding for the six-month periods ended June 30, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per common share in those periods.
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
In connection with the acquisition, the Company recorded goodwill of $1.08 billion, commissions paid to retailers (reported in deferred policy acquisition costs) of $70 million, other intangible assets (reported in other assets) of $555 million, contractual liability insurance policy premium expenses (reported in other assets) of $201 million, unearned premiums of $373 million and net deferred income tax liability of $140 million. The Company increased goodwill in the second quarter of 2017 by $14 million related to an adjustment to the fair value of the opening balance sheet liabilities.

8 www.allstate.com

As of June 30, 2017, the Company has $30 million of restricted cash related to an escrow account in connection with the acquisition that is recorded in other assets.
4. Reporting Segments
Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Property-Liability
Property-liability insurance premiums
Auto	$5,437	$5,306	$10,825	$10,526
Homeowners	1,815	1,815	3,630	3,625
Other personal lines	436	424	867	845
Commercial lines	118	127	243	256
Other business lines	142	142	283	285
SquareTrade	70	—	129	—
Allstate Protection	8,018	7,814	15,977	15,537
Discontinued Lines and Coverages	—	—	—	—
Total property-liability insurance premiums	8,018	7,814	15,977	15,537
Net investment income	391	316	702	618
Realized capital gains and losses	85	26	220	(73)
Total Property-Liability	8,494	8,156	16,899	16,082
Allstate Financial
Life and annuity premiums and contract charges
Premiums
Traditional life insurance	148	139	297	277
Accident and health insurance	233	214	465	430
Total premiums	381	353	762	707
Contract charges
Interest-sensitive life insurance	207	208	416	417
Fixed annuities	3	3	6	6
Total contract charges	210	211	422	423
Total life and annuity premiums and contract charges	591	564	1,184	1,130
Net investment income	496	435	922	854
Realized capital gains and losses	(4)	—	(5)	(49)
Total Allstate Financial	1,083	999	2,101	1,935
Corporate and Other
Net investment income	10	11	21	21
Realized capital gains and losses	—	(2)	—	(3)
Total Corporate and Other	10	9	21	18
Consolidated revenues	$9,587	$9,164	$19,021	$18,035

The Allstate Corporation 9

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Property-Liability
Underwriting income
Allstate Protection	$232	$(64)	$741	$63
Discontinued Lines and Coverages	(5)	(2)	(7)	(4)
Total underwriting income (loss)	227	(66)	734	59
Net investment income	391	316	702	618
Income tax expense on operations	(196)	(70)	(451)	(211)
Realized capital gains and losses, after-tax	56	18	145	(46)
Gain on disposition of operations, after-tax	6	—	6	—
Property-Liability net income applicable to common shareholders	484	198	1,136	420
Allstate Financial
Life and annuity premiums and contract charges	591	564	1,184	1,130
Net investment income	496	435	922	854
Contract benefits and interest credited to contractholder funds	(659)	(633)	(1,306)	(1,272)
Operating costs and expenses and amortization of deferred policy acquisition costs	(199)	(189)	(409)	(383)
Restructuring and related charges	(1)	(1)	(1)	(1)
Income tax expense on operations	(75)	(56)	(127)	(104)
Operating income	153	120	263	224
Realized capital gains and losses, after-tax	(3)	—	(4)	(32)
Valuation changes on embedded derivatives that are not hedged, after-tax	(1)	(4)	(1)	(8)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(3)	(1)	(6)	(2)
Gain on disposition of operations, after-tax	—	1	2	2
Allstate Financial net income applicable to common shareholders	146	116	254	184
Corporate and Other
Net investment income	10	11	21	21
Operating costs and expenses	(92)	(79)	(185)	(158)
Income tax benefit on operations	31	26	61	51
Preferred stock dividends	(29)	(29)	(58)	(58)
Operating loss	(80)	(71)	(161)	(144)
Realized capital gains and losses, after-tax	—	(1)	—	(1)
Business combination expenses, after-tax	—	—	(13)	—
Corporate and Other net loss applicable to common shareholders	(80)	(72)	(174)	(145)
Consolidated net income applicable to common shareholders	$550	$242	$1,216	$459

10 www.allstate.com

5. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
June 30, 2017
U.S. government and agencies	$3,363	$70	$(7)	$3,426
Municipal	7,543	336	(24)	7,855
Corporate	43,007	1,394	(150)	44,251
Foreign government	1,019	34	(6)	1,047
Asset-backed securities (“ABS”)	1,237	16	(10)	1,243
Residential mortgage-backed securities (“RMBS”)	549	96	(4)	641
Commercial mortgage-backed securities (“CMBS”)	163	14	(7)	170
Redeemable preferred stock	20	3	—	23
Total fixed income securities	$56,901	$1,963	$(208)	$58,656

December 31, 2016
U.S. government and agencies	$3,572	$74	$(9)	$3,637
Municipal	7,116	304	(87)	7,333
Corporate	42,742	1,178	(319)	43,601
Foreign government	1,043	36	(4)	1,075
ABS	1,169	13	(11)	1,171
RMBS	651	85	(8)	728
CMBS	262	17	(9)	270
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$56,576	$1,710	$(447)	$57,839
Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of June 30, 2017:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,226	$4,247
Due after one year through five years	28,770	29,347
Due after five years through ten years	16,870	17,293
Due after ten years	5,086	5,715
	54,952	56,602
ABS, RMBS and CMBS	1,949	2,054
Total	$56,901	$58,656
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

The Allstate Corporation 11

Net investment income
Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed income securities	$527	$520	$1,045	$1,038
Equity securities	49	44	93	72
Mortgage loans	50	53	105	106
Limited partnership interests	253	126	373	247
Short-term investments	6	3	12	7
Other	60	57	116	108
Investment income, before expense	945	803	1,744	1,578
Investment expense	(48)	(41)	(99)	(85)
Net investment income	$897	$762	$1,645	$1,493
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed income securities	$32	$24	$37	$(47)
Equity securities	19	11	125	(79)
Mortgage loans	—	1	—	1
Limited partnership interests	31	(13)	71	13
Derivatives	(8)	2	(23)	(7)
Other	7	(1)	5	(6)
Realized capital gains and losses	$81	$24	$215	$(125)
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Impairment write-downs	$(28)	$(63)	$(71)	$(122)
Change in intent write-downs	(22)	(16)	(38)	(38)
Net other-than-temporary impairment losses recognized in earnings	(50)	(79)	(109)	(160)
Sales and other	139	104	347	45
Valuation and settlements of derivative instruments	(8)	(1)	(23)	(10)
Realized capital gains and losses	$81	$24	$215	$(125)
Gross gains of $141 million and $163 million and gross losses of $50 million and $74 million were realized on sales of fixed income and equity securities during the three months ended June 30, 2017 and 2016, respectively. Gross gains of $376 million and $306 million and gross losses of $125 million and $285 million were realized on sales of fixed income and equity securities during the six months ended June 30, 2017 and 2016, respectively.

12 www.allstate.com

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2017			Three months ended June 30, 2016
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$(2)	$(3)	$—	$—	$—
Corporate	—	—	—	(1)	—	(1)
ABS	(1)	—	(1)	—	(1)	(1)
CMBS	(2)	(1)	(3)	—	(1)	(1)
Total fixed income securities	(4)	(3)	(7)	(1)	(2)	(3)
Equity securities	(32)	—	(32)	(51)	—	(51)
Limited partnership interests	(9)	—	(9)	(24)	—	(24)
Other	(2)	—	(2)	(1)	—	(1)
Other-than-temporary impairment losses	$(47)	$(3)	$(50)	$(77)	$(2)	$(79)

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$(2)	$(3)	$—	$—	$—
Corporate	(9)	3	(6)	(17)	7	(10)
ABS	(1)	—	(1)	(6)	—	(6)
RMBS	(1)	(3)	(4)	—	—	—
CMBS	(8)	2	(6)	(4)	1	(3)
Total fixed income securities	(20)	—	(20)	(27)	8	(19)
Equity securities	(68)	—	(68)	(128)	—	(128)
Limited partnership interests	(16)	—	(16)	(11)	—	(11)
Other	(5)	—	(5)	(2)	—	(2)
Other-than-temporary impairment losses	$(109)	$—	$(109)	$(168)	$8	$(160)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $231 million and $221 million as of June 30, 2017 and December 31, 2016, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2017	December 31, 2016
Municipal	$(5)	$(8)
Corporate	(3)	(7)
ABS	(16)	(21)
RMBS	(99)	(90)
CMBS	(8)	(7)
Total	$(131)	$(133)

The Allstate Corporation 13

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance	$(294)	$(350)	$(318)	$(392)
Additional credit loss for securities previously other-than-temporarily impaired	(6)	(3)	(13)	(11)
Additional credit loss for securities not previously other-than-temporarily impaired	(1)	—	(7)	(8)
Reduction in credit loss for securities disposed or collected	19	22	56	80
Change in credit loss due to accretion of increase in cash flows	1	—	1	—
Ending balance	$(281)	$(331)	$(281)	$(331)
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

14 www.allstate.com

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2017		Gains	Losses
Fixed income securities	$58,656	$1,963	$(208)	$1,755
Equity securities	6,117	837	(41)	796
Short-term investments	2,175	—	—	—
Derivative instruments (1)	3	3	(4)	(1)
Equity method (“EMA”) limited partnerships (2)				(1)
Unrealized net capital gains and losses, pre-tax				2,549
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(198)
Amounts recognized				(198)
Deferred income taxes				(825)
Unrealized net capital gains and losses, after-tax				$1,526
_______________

(1)	Included in the fair value of derivative instruments is $(3) million classified as liabilities.

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

The Allstate Corporation 15

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the six months ended June 30, 2017 is as follows:

($ in millions)
Fixed income securities	$492
Equity securities	287
Derivative instruments	(3)
EMA limited partnerships	3
Total	779
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(52)
Amounts recognized	(52)
Deferred income taxes	(254)
Increase in unrealized net capital gains and losses, after-tax	$473
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

16 www.allstate.com

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2017
Fixed income securities
U.S. government and agencies	62	$1,840	$(7)	—	$—	$—	$(7)
Municipal	903	1,842	(20)	4	14	(4)	(24)
Corporate	615	8,649	(109)	44	358	(41)	(150)
Foreign government	57	625	(6)	—	—	—	(6)
ABS	35	242	(1)	10	39	(9)	(10)
RMBS	79	41	(1)	179	66	(3)	(4)
CMBS	6	23	(2)	5	14	(5)	(7)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	1,758	13,262	(146)	242	491	(62)	(208)
Equity securities	137	547	(34)	13	43	(7)	(41)
Total fixed income and equity securities	1,895	$13,809	$(180)	255	$534	$(69)	$(249)
Investment grade fixed income securities	1,655	$12,373	$(124)	183	$295	$(31)	$(155)
Below investment grade fixed income securities	103	889	(22)	59	196	(31)	(53)
Total fixed income securities	1,758	$13,262	$(146)	242	$491	$(62)	$(208)

December 31, 2016
Fixed income securities
U.S. government and agencies	46	$943	$(9)	—	$—	$—	$(9)
Municipal	1,310	3,073	(76)	8	29	(11)	(87)
Corporate	862	13,343	(256)	83	678	(63)	(319)
Foreign government	41	225	(4)	—	—	—	(4)
ABS	31	222	(1)	14	109	(10)	(11)
RMBS	89	53	(1)	179	91	(7)	(8)
CMBS	15	59	(4)	4	15	(5)	(9)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,395	17,918	(351)	288	922	(96)	(447)
Equity securities	195	654	(56)	46	165	(29)	(85)
Total fixed income and equity securities	2,590	$18,572	$(407)	334	$1,087	$(125)	$(532)
Investment grade fixed income securities	2,202	$15,678	$(293)	201	$493	$(51)	$(344)
Below investment grade fixed income securities	193	2,240	(58)	87	429	(45)	(103)
Total fixed income securities	2,395	$17,918	$(351)	288	$922	$(96)	$(447)
As of June 30, 2017, $207 million of the $249 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $207 million, $139 million are related to unrealized losses on investment grade fixed income securities and $34 million are related to equity securities. Of the remaining $34 million, $19 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of June 30, 2017, the remaining $42 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $16 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $42 million, $19 million are related to below investment grade fixed income securities and $7 million are related to equity securities. Of these amounts, $7 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2017.

The Allstate Corporation 17

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
As of June 30, 2017, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of June 30, 2017, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of June 30, 2017 and December 31, 2016, the carrying value of equity method limited partnerships totaled $4.94 billion and $4.53 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of June 30, 2017 and December 31, 2016, the carrying value for cost method limited partnerships was $1.27 billion and $1.28 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2017.
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

18 www.allstate.com

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	June 30, 2017			December 31, 2016
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$18	$—	$18	$60	$—	$60
1.0 - 1.25	329	—	329	324	—	324
1.26 - 1.50	1,245	—	1,245	1,293	—	1,293
Above 1.50	2,700	39	2,739	2,765	39	2,804
Total non-impaired mortgage loans	$4,292	$39	$4,331	$4,442	$39	$4,481
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2017	December 31, 2016
Impaired mortgage loans with a valuation allowance	$5	$5
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$5	$5
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $5 million and $6 million for the six months ended June 30, 2017 and 2016, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance	$3	$3	$3	$3
Charge offs	—	—	—	—
Ending balance	$3	$3	$3	$3
Payments on all mortgage loans were current as of June 30, 2017 and December 31, 2016.

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

The Allstate Corporation 19

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

20 www.allstate.com

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
Over-the-counter (“OTC”) derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, certain options and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, implied volatilities, currency rates, and credit spreads that are observable for substantially the full term of the contract. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.
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

The Allstate Corporation 21

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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2017.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2017
Assets
Fixed income securities:
U.S. government and agencies	$2,773	$653	$—		$3,426
Municipal	—	7,741	114		7,855
Corporate - public	—	32,079	60		32,139
Corporate - privately placed	—	11,846	266		12,112
Foreign government	—	1,047	—		1,047
ABS - CDO	—	520	91		611
ABS - consumer and other	—	512	120		632
RMBS	—	641	—		641
CMBS	—	146	24		170
Redeemable preferred stock	—	23	—		23
Total fixed income securities	2,773	55,208	675		58,656
Equity securities	5,643	308	166		6,117
Short-term investments	315	1,860	—		2,175
Other investments: Free-standing derivatives	—	126	1	$(19)	108
Separate account assets	3,416	—	—		3,416
Other assets	—	—	—		—
Total recurring basis assets	12,147	57,502	842	(19)	70,472
Non-recurring basis (1)	—	—	16		16
Total assets at fair value	$12,147	$57,502	$858	$(19)	$70,488
% of total assets at fair value	17.2%	81.6%	1.2%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(285)		$(285)
Other liabilities: Free-standing derivatives	(1)	(70)	—	$21	(50)
Total liabilities at fair value	$(1)	$(70)	$(285)	$21	$(335)
% of total liabilities at fair value	0.3%	20.9%	85.1%	(6.3)%	100%
_______________

(1)	Includes $15 million of limited partnership interests and $1 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

22 www.allstate.com

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
June 30, 2017
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
As of June 30, 2017 and December 31, 2016, Level 3 fair value measurements of fixed income securities total $675 million and $558 million, respectively, and include $367 million and $307 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $68 million and $80 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase

The Allstate Corporation 23

(decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2017.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2017	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$124	$(2)	$5	$—	$—
Corporate - public	60	—	—	—	—
Corporate - privately placed	263	6	(7)	30	—
ABS - CDO	147	—	—	3	(122)
ABS - consumer and other	80	—	—	—	(5)
CMBS	25	—	—	—	—
Total fixed income securities	699	4	(2)	33	(127)
Equity securities	170	3	3	—	—
Short-term investments	35	—	—	—	—
Free-standing derivatives, net	(1)	2	—	—	—
Total recurring Level 3 assets	$903	$9	$1	$33	$(127)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(286)	$—	$—	$—	$—
Total recurring Level 3 liabilities	$(286)	$—	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2017
Assets
Fixed income securities:
Municipal	$5	$(18)	$—	$—	$114
Corporate - public	(1)	1	—	—	60
Corporate - privately placed	4	(29)	—	(1)	266
ABS - CDO	65	—	—	(2)	91
ABS - consumer and other	48	—	—	(3)	120
CMBS	—	—	—	(1)	24
Total fixed income securities	121	(46)	—	(7)	675
Equity securities	2	(12)	—	—	166
Short-term investments	5	(40)	—	—	—
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$128	$(98)	$—	$(7)	$842
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(285)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(285)
_____________

(1)
The effect to net income totals $9 million and is reported in the Condensed Consolidated Statements of Operations as follows: $5 million in realized capital gains and losses, $4 million in net investment income, $(1) million in interest credited to contractholder funds and $1 million in life and annuity contract benefits.

(2)	Comprises $1 million of assets.

24 www.allstate.com

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2017.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2016	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$125	$(1)	$6	$—	$(1)
Corporate - public	78	—	—	—	(16)
Corporate - privately placed	263	6	(2)	30	—
ABS - CDO	27	—	2	30	(122)
ABS - consumer and other	42	—	—	—	(7)
RMBS	1	—	—	—	—
CMBS	22	—	—	—	—
Total fixed income securities	558	5	6	60	(146)
Equity securities	163	13	3	—	(3)
Short-term investments	15	—	—	—	—
Free-standing derivatives, net	(2)	3	—	—	—
Other assets	1	(1)	—	—	—
Total recurring Level 3 assets	$735	$20	$9	$60	$(149)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(290)	$3	$—	$—	$—
Total recurring Level 3 liabilities	$(290)	$3	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2017
Assets
Fixed income securities:
Municipal	$5	$(20)	$—	$—	$114
Corporate - public	(1)	1	—	(2)	60
Corporate - privately placed	4	(29)	—	(6)	266
ABS - CDO	160	—	—	(6)	91
ABS - consumer and other	89	—	—	(4)	120
RMBS	—	—	—	(1)	—
CMBS	3	—	—	(1)	24
Total fixed income securities	260	(48)	—	(20)	675
Equity securities	3	(13)	—	—	166
Short-term investments	25	(40)	—	—	—
Free-standing derivatives, net	—	—	—	—	1	(2)
Other assets	—	—	—	—	—
Total recurring Level 3 assets	$288	$(101)	$—	$(20)	$842
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$3	$(285)
Total recurring Level 3 liabilities	$—	$—	$(1)	$3	$(285)
_____________

(1)
The effect to net income totals $23 million and is reported in the Condensed Consolidated Statements of Operations as follows: $7 million in realized capital gains and losses, $14 million in net investment income, $(6) million in interest credited to contractholder funds and $8 million in life and annuity contract benefits.

(2)	Comprises $1 million of assets.

The Allstate Corporation 25

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
_____________________

(1)
The effect to net income totals $3 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(9) million in realized capital gains and losses, $5 million in net investment income, $(7) million in interest credited to contractholder funds and $14 million in life and annuity contract benefits.

(2)	Comprises $1 million of assets and $8 million of liabilities.

26 www.allstate.com

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
_____________________

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

The Allstate Corporation 27

transfer occurred. Therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the Level 3 rollforward table.
There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2017 or 2016.
Transfers into Level 3 during the three months and six months ended June 30, 2017 and 2016 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months and six months ended June 30, 2017 and 2016 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Assets
Fixed income securities:
Municipal	$(3)	$1	$(3)	$1
Corporate	—	3	—	1
Total fixed income securities	(3)	4	(3)	2
Equity securities	4	(8)	14	(32)
Free-standing derivatives, net	2	1	3	—
Other assets	—	—	(1)	—
Total recurring Level 3 assets	$3	$(3)	$13	$(30)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$7	$3	$(8)
Total recurring Level 3 liabilities	$—	$7	$3	$(8)
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $3 million for the three months ended June 30, 2017 and are reported as follows: $(1) million in realized capital gains and losses, $4 million in net investment income, $(1) million in interest credited to contractholder funds and $1 million in life and annuity contract benefits. These gains and losses total $4 million for the three months ended June 30, 2016 and are reported as follows: $(9) million in realized capital gains and losses, $6 million in net investment income, $(7) million in interest credited to contractholder funds and $14 million in life and annuity contract benefits. These gains and losses total $16 million for the six months ended June 30, 2017 and are reported as follows: $14 million in net investment income, $(6) million in interest credited to contractholder funds and $8 million in life and annuity contract benefits.  These gains and losses total $(38) million for the six months ended June 30, 2016 and are reported as follows: $(38) million in realized capital gains and losses, $8 million in net investment income, $(6) million in interest credited to contractholder funds and $(2) million in life and annuity contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	June 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,336	$4,483	$4,486	$4,514
Cost method limited partnerships	1,269	1,511	1,282	1,493
Bank loans	1,754	1,759	1,669	1,677
Agent loans	499	495	467	467

28 www.allstate.com

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
Financial liabilities

($ in millions)	June 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$10,846	$11,441	$11,313	$12,009
Long-term debt	6,348	7,118	6,347	6,920
Liability for collateral	1,126	1,126	1,129	1,129
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
7. Derivative Financial Instruments
The Company uses derivatives for risk reduction and to increase investment portfolio returns through asset replication. Risk reduction activity is focused on managing the risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations. Asset replication refers to the “synthetic” creation of assets through the use of derivatives. The Company replicates fixed income securities using a combination of a credit default swap or a foreign currency forward contract and one or more highly rated fixed income securities, primarily investment grade host bonds, to synthetically replicate the economic characteristics of one or more cash market securities. The Company replicates equity securities using futures and options to increase equity exposure.
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
Allstate Financial utilizes several derivative strategies to manage risk. Asset-liability management is a risk management strategy that is principally employed by Allstate Financial to balance the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Credit default swaps are typically used to mitigate the credit risk within the Allstate Financial fixed income portfolio. Futures and options are used for hedging the equity exposure contained in Allstate Financial’s equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, Allstate Financial uses equity index futures and options to offset valuation losses in the equity portfolio during periods of declining equity market values. Foreign currency swaps and forwards are primarily used by Allstate Financial to reduce the foreign currency risk associated with holding foreign currency denominated investments.

The Allstate Corporation 29

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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of June 30, 2017, the Company pledged $23 million in the form of margin deposits.
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

30 www.allstate.com

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2017.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$22	n/a	$—	$—	$—
Equity and index contracts
Options	Other investments	585	6,798	110	113	(3)
Financial futures contracts	Other assets	—	519	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	344	n/a	(7)	2	(9)
Credit default contracts
Credit default swaps – buying protection	Other investments	49	n/a	(2)	—	(2)
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	—	—	—
Total asset derivatives		$1,083	7,317	$102	$116	$(14)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$49	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	37	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	8,896	(42)	—	(42)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	621	n/a	(2)	8	(10)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	246	n/a	(28)	—	(28)
Guaranteed withdrawal benefits	Contractholder funds	282	n/a	(7)	—	(7)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,753	n/a	(250)	—	(250)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	173	n/a	(5)	—	(5)
Credit default swaps – selling protection	Other liabilities & accrued expenses	130	n/a	—	—	—
Subtotal		3,242	8,896	(333)	9	(342)
Total liability derivatives		3,291	8,896	(331)	$11	$(342)
Total derivatives		$4,374	16,213	$(229)
__________________

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

The Allstate Corporation 31

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

32 www.allstate.com

The following table provides gross and net amounts for the Company’s OTC derivatives, all of which are subject to enforceable master netting agreements.

($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2017
Asset derivatives	$20	$(25)	$6	$1	$—	$1
Liability derivatives	(29)	25	(4)	(8)	3	(5)

December 31, 2016
Asset derivatives	$31	$(28)	$19	$22	$(9)	$13
Liability derivatives	(33)	28	—	(5)	4	(1)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $3 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2017 or 2016.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gain (loss) recognized in OCI on derivatives during the period	$—	$1	$(2)	$(1)
(Loss) gain recognized in OCI on derivatives during the term of the hedging relationship	(1)	2	(1)	2
Gain reclassified from AOCI into income (net investment income)	1	—	1	—
Gain reclassified from AOCI into income (realized capital gains and losses)	—	3	—	3

The Allstate Corporation 33

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations. For the three months and six months ended June 30, 2017 and 2016, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2017
Equity and index contracts	$—	$—	$9	$5	$14
Embedded derivative financial instruments	—	1	—	—	1
Foreign currency contracts	(8)	—	—	4	(4)
Total	$(8)	$1	$9	$9	$11

Six months ended June 30, 2017
Equity and index contracts	$(7)	$—	$22	$12	$27
Embedded derivative financial instruments	—	8	(4)	—	4
Foreign currency contracts	(15)	—	—	5	(10)
Credit default contracts	(1)	—	—	—	(1)
Total	$(23)	$8	$18	$17	$20

Three months ended June 30, 2016
Interest rate contracts	$(1)	$—	$—	$—	$(1)
Equity and index contracts	(5)	—	2	4	1
Embedded derivative financial instruments	—	14	(5)	—	9
Foreign currency contracts	6	—	—	(16)	(10)
Credit default contracts	(1)	—	—	—	(1)
Total	$(1)	$14	$(3)	$(12)	$(2)

Six months ended June 30, 2016
Interest rate contracts	$(1)	$—	$—	$—	$(1)
Equity and index contracts	(5)	—	(5)	4	(6)
Embedded derivative financial instruments	—	(2)	(3)	—	(5)
Foreign currency contracts	1	—	—	(21)	(20)
Credit default contracts	(5)	—	—	—	(5)
Total	$(10)	$(2)	$(8)	$(17)	$(37)
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of June 30, 2017, counterparties pledged $7 million in cash to the Company, and the Company pledged $12 million in cash and securities to counterparties which includes $3 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $9 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

34 www.allstate.com

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2017				December 31, 2016
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	2	$140	$1	$—	2	$80	$2	$2
A+	4	775	6	1	5	698	20	9
A-	—	—	—	—	1	110	1	1
Total	6	$915	$7	$1	8	$888	$23	$12
_______________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	June 30, 2017	December 31, 2016
Gross liability fair value of contracts containing credit-risk-contingent features	$20	$9
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(12)	(7)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(3)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$5	$2
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

The Allstate Corporation 35

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2017
Single name
Corporate debt	$—	$—	$25	$5	$30	$—
First-to-default Basket
Municipal	—	—	100	—	100	—
Index
Corporate debt	1	17	49	13	80	1
Total	$1	$17	$174	$18	$210	$1

December 31, 2016
Single name
Corporate debt	$20	$10	$35	$—	$65	$1
First-to-default Basket
Municipal	—	—	100	—	100	(3)
Index
Corporate debt	1	19	50	10	80	1
Total	$21	$29	$185	$10	$245	$(1)
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
Because reserves are estimates of unpaid portions of losses that have occurred, including incurred but not reported (“IBNR”) losses, the establishment of appropriate reserves, including reserves for catastrophes and reserves and reinsurance recoverables for the Discontinued Lines and Coverages, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are

36 www.allstate.com

reported in property-liability insurance claims and claims expense in the Condensed Consolidated Statements of Operations in the period such changes are determined.
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
Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	Six months ended June 30,
	2017	2016
Balance as of January 1	$25,250	$23,869
Less reinsurance recoverables	6,184	5,892
Net balance as of January 1	19,066	17,977
SquareTrade acquisition as of January 3, 2017	17	—
Incurred claims and claims expense related to:
Current year	11,291	11,564
Prior years	(186)	21
Total incurred	11,105	11,585
Claims and claims expense paid related to:
Current year	6,060	6,138
Prior years	4,450	4,553
Total paid	10,510	10,691
Net balance as of June 30	19,678	18,871
Plus reinsurance recoverables	6,206	6,033
Balance as of June 30	$25,884	$24,904
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the period. This expense includes losses from catastrophes of $1.75 billion and $1.79 billion in the six months ended June 30, 2017 and 2016, respectively, net of reinsurance and other recoveries. Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
During the six months ended June 30, 2017, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $147 million primarily due to injury coverages claim severity development that was better than expected, net decreases in homeowners reserves of $44 million due to favorable non-catastrophe reserve reestimates, and net increases in Discontinued Lines and Coverages of $5 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of $3 million, net of reinsurance and other recoveries.
9. Reinsurance
Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Property-liability insurance premiums earned	$254	$248	$500	$497
Life and annuity premiums and contract charges	75	78	150	152
Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Property-liability insurance claims and claims expense	$124	$241	$255	$402
Life and annuity contract benefits	70	80	117	147
Interest credited to contractholder funds	6	6	11	11

The Allstate Corporation 37

10. Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $53 million and $11 million during the three months ended June 30, 2017 and 2016, respectively, and $63 million and $16 million during the six months ended June 30, 2017 and 2016, respectively. Restructuring expenses in 2017 primarily related to Allstate brand claims process changes and office closures due to increased efficiencies and improvements in technology, including the expansion of virtual estimating capabilities through QuickFoto Claim® and video chat technology, a voluntary termination program extended to certain employees, and exiting of certain operations and realigning certain departments for the Esurance and Encompass brand operations.
The following table presents changes in the restructuring liability during the six months ended June 30, 2017.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2016	$—	$2	$2
Expense incurred	36	16	52
Payments applied against liability	(2)	(4)	(6)
Balance as of June 30, 2017	$34	$14	$48
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of June 30, 2017, the cumulative amount incurred to date for active programs totaled $95 million for employee costs and $77 million for exit costs.
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
Guarantees
The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective June 30, 2017, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $40 million as of June 30, 2017. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to four years. Historically, the Company has not made any material payments pursuant to these guarantees.
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

38 www.allstate.com

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
The aggregate liability balance related to all guarantees was not material as of June 30, 2017.
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

The Allstate Corporation 39

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $425 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
Due to the complexity and scope of the matters disclosed in the “Claims related proceedings” and “Other proceedings” subsections below and the many uncertainties that exist, the ultimate outcome of these matters cannot be predicted and in the Company’s judgment, a loss, in excess of amounts accrued, if any, is not probable. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material effect on the financial position of the Company.
Claims related proceedings
The Company is litigating two class action cases in California in which the plaintiffs allege off-the-clock wage and hour claims. Plaintiffs in both cases seek recovery of unpaid compensation, liquidated damages, penalties, and attorneys’ fees and costs.
The first case is Christopher Williams, et al. v. Allstate Insurance Company. The Williams case is pending in Los Angeles Superior Court and was filed in December 2007. The case involves two classes. The first class includes auto field physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments. The other class includes all non-exempt employees in California from December 19, 2006 until June 2011 who received pay statements from Allstate which allegedly did not comply with California law. On April 13, 2016, the court granted the Company’s motion to decertify both classes; both classes are thus dissolved unless and until the appellate court orders the classes recertified. On May

40 www.allstate.com

17, 2016, plaintiffs filed their notice of appeal. Plaintiff’s opening brief was filed on November 22, 2016.  Allstate’s response was filed on May 16, 2017. Plaintiff’s reply brief was filed on July 6, 2017. Oral argument is likely, but has not been scheduled by the appellate court.
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
In light of this ruling, the fee schedule issue is expected to be resolved favorably to Allstate in other pending cases. There were three other cases with petitions for leave to appeal to the Florida Supreme Court pending. In those cases, three District Courts of Appeal had previously ruled in favor of Allstate. The Florida Supreme Court issued “show cause” orders in each of those appeals directing the providers to file a response explaining why the Orthopedic Specialists decision is not controlling and why the Florida Supreme Court should not decline to exercise jurisdiction. In one appeal, the provider has acknowledged that Orthopedic Specialists governs and the court has declined jurisdiction in that appeal. In the other two appeals, the providers assert that their petitions to appeal should be granted because Orthopedic Specialists was wrongly decided, repeating the arguments previously asserted. Allstate’s responses were filed on May 8, 2017. The parties await the Florida Supreme Court’s decision as to whether it will exercise jurisdiction in those appeals.
This fee schedule issue has also been the subject of thousands of individual lawsuits filed against Allstate in Florida. The decision by the Florida Supreme Court has established Florida law on the sufficiency of Allstate’s fee schedule policy language that is binding on all Florida courts. Allstate intends to seek final resolution in its favor of all fee schedule claims currently in litigation as well as those not in litigation. Allstate may seek restitution from some plaintiffs for attorneys’ fees and costs.
Other proceedings
The Company is defending a consolidated proceeding relating to the reorganization of its agent sales force in 2000, when the Company discontinued employee agent programs, terminated the contracts of its employee agents, and offered those agents the opportunity to become Allstate Exclusive Agent independent contractors or to take severance benefits in exchange for a release of claims. The consolidated proceeding, captioned Gene Romero, et al. v. Allstate Insurance Company, et al., is pending in the United States District Court for the Eastern District of Pennsylvania.
This matter has a long and complex history, only relevant portions of which are summarized here. The case began in 2001 as two separate putative class actions filed by approximately 32 former employee agents. In one case, plaintiffs challenged the reorganization alleging claims of age discrimination under the Age Discrimination in Employment Act (“ADEA”), interference with benefits under ERISA, breach of contract, and breach of fiduciary duty. Plaintiffs also challenged the release of claims on various grounds including alleging that the release was retaliatory under the ADEA and ERISA. In the other case, plaintiffs challenged certain amendments to the Agents Pension Plan and sought to have service as Exclusive Agent independent contractors count toward eligibility for benefits. Plaintiffs sought various relief, including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, loss of benefits as a result of their conversion to Exclusive Agent or retirement from

The Allstate Corporation 41

the Company, repeal of the challenged plan amendments with all attendant benefits revised and recalculated, and attorneys’ fees. Allstate, among other defenses, asserted that the release bars all of the asserted claims.
In February, 2014, the court addressed motions for summary judgment filed by both the plaintiffs and the Company regarding the validity and enforceability of the release and determined that the question of whether the releases were knowingly and voluntarily signed raised disputed issues of fact to be resolved at trial. The court also held that the release, if valid, would bar all claims. In late 2014, the court denied plaintiffs’ motion to certify a class for purposes of determining whether the releases were signed knowingly and voluntarily. The court also ordered that all statutes of limitations would resume running on March 2, 2015, after which approximately 460 additional individual plaintiffs filed separate similar lawsuits or sought to intervene.
A jury trial was held in June, 2015, to determine whether the releases of ten plaintiffs were knowingly and voluntarily signed. Additionally, plaintiffs asserted two equitable defenses to the release which were to be determined by the court and not the jury. The jury found that two plaintiffs signed their releases knowingly and voluntarily and eight plaintiffs did not. Subsequently, the court ruled in the Company’s favor on the two equitable defenses to the release with respect to all ten plaintiffs. The result affecting these ten plaintiffs is final in the trial court.
On May 2, 2016, the court entered an order consolidating the original and intervening plaintiffs’ claims, and ordering plaintiffs to file a consolidated amended complaint. A consolidated amended complaint was filed on behalf of 498 plaintiffs, most of whom had previously filed separate lawsuits or intervened in the earlier proceedings. The consolidated complaint alleged the claims asserted in the previously filed complaints. The Company asserted defenses, including the release. On July 6, 2016, the court denied the Company’s motion to dismiss plaintiffs’ state law breach of contract and fiduciary duty claims, but granted dismissal of plaintiffs’ retaliation claims under the ADEA and ERISA challenging the release of claims.
The court separated the case into two phases to address “common issues” in plaintiffs’ claims: (a) “Phase I” addressing claims by 118 plaintiffs alleging that certain plan amendments violated ERISA’s anti-cutback provision by eliminating an accrued benefit and (b) “Phase II” addressing all plaintiffs’ claims for alleged interference with employee benefits under ERISA and disparate impact under the ADEA.
Regarding Phase I, the court granted in part, and denied in part, the Company’s summary judgment motion on plaintiffs’ claims challenging certain Plan amendments. The court granted the motion with respect to one plaintiff whose claim was barred by the statute of limitations. The court also dismissed plaintiffs’ claim that a 1993 Plan amendment resulted in an unlawful cutback of benefits and plaintiffs’ claim for breach of fiduciary duty. A bench trial on the remaining Phase I claims was held in December, 2016.
On April 27, 2017, the court issued its Phase I opinion and ruled that (i) the Company’s 1991 amendments to the Plan did not violate ERISA by improperly cutting back on plaintiffs’ benefits, and (ii) with respect to only 118 plaintiffs, the Company’s interpretation of the Plan’s definition of “retire” violated ERISA’s anti-cutback rule. The court required the parties to provide further information, in the form of an accounting, to determine whether any plaintiffs suffered a loss based on any such cutback. Plaintiffs submitted their Phase I accounting to the court, alleging that only two of the 118 plaintiffs asserting this cutback claim suffered a loss as a result of the court’s order. The Company then submitted its objections to plaintiffs’ accounting on May 26, 2017, arguing that no plaintiff suffered a compensable loss and that judgment should be entered in favor of the Company. We await a final ruling by the court.
Regarding Phase II, the court granted the Company’s motion for summary judgment on both the ADEA disparate impact and ERISA interference with benefits claims and denied plaintiffs’ cross-motion.  This resolves these claims in the trial court as to all plaintiffs.
In June and July 2017, the Company and 41 plaintiffs reached agreements in principle to settle all claims of those plaintiffs on a confidential basis, subject to negotiating and executing appropriate written settlement agreements.
In June, 2017, the court entered an order establishing Phases III and IV of the litigation. In Phase III, the remaining claims of the eight individual plaintiffs who reside in the Eastern District of Pennsylvania will be litigated, possibly culminating in two separate jury trials each addressing the claims of four plaintiffs. Those claims are ADEA disparate treatment (asserted by six of the eight plaintiffs), breach of contract, breach of fiduciary duty and challenges to the release. The trials are scheduled for January and March, 2018. In Phase IV, which runs concurrently with Phase III, the parties will engage in further written discovery relating to the claims of all other plaintiffs (those residing outside the Eastern District of Pennsylvania) until the court determines the proper venue for depositions, dispositive motions, and trials of those claims. In March, 2018, the parties are to submit further briefing setting forth their positions on resolving the non-resident plaintiffs’ remaining individual claims, including whether to transfer those claims to each plaintiff’s home jurisdiction.
Regarding Phase III, the Company filed a motion for summary judgment as to the six Phase III plaintiffs asserting ADEA disparate treatment claims arguing that none of those plaintiffs filed timely age discrimination charges with the EEOC and thus those claims must be dismissed. The Company is also seeking summary judgment on all eight of the Phase III plaintiffs’ remaining

42 www.allstate.com

state law claims (breach of contract and breach of fiduciary duty) asserting that plaintiffs ratified the release by failing to return the consideration the Company gave them in exchange for signing the release.
The final resolution of these matters is subject to various uncertainties and complexities including how trials, post-trial motions, possible appeals with respect to the validity of the release, and any rulings on the merits will be resolved.
Asbestos and environmental
Allstate’s reserves for asbestos claims were $867 million and $912 million, net of reinsurance recoverables of $419 million and $444 million, as of June 30, 2017 and December 31, 2016, respectively. Reserves for environmental claims were $166 million and $179 million, net of reinsurance recoverables of $36 million and $40 million, as of June 30, 2017 and December 31, 2016, respectively.
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

The Allstate Corporation 43

12. Benefit Plans
The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Pension benefits
Service cost	$28	$28	$57	$56
Interest cost	66	72	132	143
Expected return on plan assets	(102)	(100)	(204)	(199)
Amortization of:
Prior service credit	(14)	(14)	(28)	(28)
Net actuarial loss	47	44	94	87
Settlement loss	8	8	16	16
Net periodic pension cost	$33	$38	$67	$75

Postretirement benefits
Service cost	$2	$3	$4	$5
Interest cost	3	5	7	9
Amortization of:
Prior service credit	(6)	(6)	(12)	(11)
Net actuarial gain	(6)	(8)	(12)	(16)
Net periodic postretirement credit	$(7)	$(6)	$(13)	$(13)
13. Supplemental Cash Flow Information
Non-cash investing activities include $9 million and $270 million related to mergers and exchanges completed with equity securities, and modifications of certain mortgage loans and other investments for the six months ended June 30, 2017 and 2016, respectively. Non-cash financing activities include $42 million and $39 million related to the issuance of Allstate common shares for vested equity awards for the six months ended June 30, 2017 and 2016, respectively. Non-cash financing activities also included $34 million related to debt acquired in conjunction with the purchase of an investment for the six months ended June 30, 2016.
Liabilities for collateral received in conjunction with the Company’s securities lending program and over-the-counter and cleared derivatives are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

($ in millions)	Six months ended June 30,
	2017	2016
Net change in proceeds managed
Net change in fixed income securities	$10	$—
Net change in short-term investments	(7)	(56)
Operating cash flow provided (used)	$3	$(56)

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,129)	$(840)
Liabilities for collateral, end of period	(1,126)	(896)
Operating cash flow (used) provided	$(3)	$56

44 www.allstate.com

14. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$479	$(167)	$312	$663	$(232)	$431
Less: reclassification adjustment of realized capital gains and losses	64	(22)	42	11	(4)	7
Unrealized net capital gains and losses	415	(145)	270	652	(228)	424
Unrealized foreign currency translation adjustments	17	(6)	11	7	(2)	5
Unrecognized pension and other postretirement benefit cost arising during the period	(3)	2	(1)	1	—	1
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(29)	10	(19)	(24)	9	(15)
Unrecognized pension and other postretirement benefit cost	26	(8)	18	25	(9)	16
Other comprehensive income	$458	$(159)	$299	$684	$(239)	$445

	Six months ended June 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$901	$(315)	$586	$1,381	$(483)	$898
Less: reclassification adjustment of realized capital gains and losses	174	(61)	113	(163)	57	(106)
Unrealized net capital gains and losses	727	(254)	473	1,544	(540)	1,004

Unrealized foreign currency translation adjustments	12	(4)	8	29	(10)	19

Unrecognized pension and other postretirement benefit cost arising during the period	(3)	2	(1)	(7)	3	(4)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(58)	20	(38)	(48)	17	(31)
Unrecognized pension and other postretirement benefit cost	55	(18)	37	41	(14)	27
Other comprehensive income	$794	$(276)	$518	$1,614	$(564)	$1,050

The Allstate Corporation 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2017, and the related condensed consolidated statements of operations, comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and of shareholders’ equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
August 1, 2017

46 www.allstate.com

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2017 and 2016
Overview
Allstate is focused on the following priorities:

•	better serve our customers;

•	achieve target economic returns on capital;

•	grow customer base;

•	proactively manage investments; and

•	build long-term growth platforms.
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2016. Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources. Resources are allocated by the chief operating decision maker and performance is assessed for Allstate Protection, Discontinued Lines and Coverages and Allstate Financial. Allstate Protection and Allstate Financial performance and resources are managed by committees of senior officers of the respective segments. Allstate Protection segment also includes SquareTrade and Arity.
With the objective of aligning our key product and service offerings, including the acquisition of SquareTrade and the strategic focus and expansion of Arity and other emerging businesses, management continuously evaluates its oversight structure and resource allocation processes. As a result, we are planning to adopt a new segment reporting structure in fourth quarter 2017 that would provide enhanced transparency and allow for an evaluation of our businesses grouped by attributes including traditional property and casualty protection, services businesses, life insurance, voluntary benefits products, and the annuity business. The chief operating decision maker will receive financial results organized by the new segments in connection with reporting changes and the evaluation of our 2018 operating plan.
Goodwill is required to be evaluated upon the change to our new reporting structure, including the allocation to any new goodwill reporting units using a relative fair value approach. We expect to allocate the $1.09 billion of goodwill recorded in conjunction with the acquisition of SquareTrade to our services businesses segment along with an immaterial amount of goodwill from the Allstate Protection segment related to other business areas that will be transferred into this segment. Allstate Financial has $396 million of goodwill that would be reallocated between the new life insurance, voluntary benefits, and annuities segments. While substantially all of the Allstate Financial goodwill relates to the acquisition of Allstate Benefits, we would be required to allocate a portion of the goodwill to the new life insurance and annuities segments. Goodwill will be tested for impairment in conjunction with the segment changes during the fourth quarter and will continue to be tested for impairment at least annually thereafter.
We currently evaluate reserve adequacy on an aggregate basis for traditional life insurance products and immediate annuities with life contingencies. We also evaluate these policies on an aggregate basis for circumstances where projected profits would be recognized in early years followed by projected losses in later years. As of December 31, 2016, both traditional life insurance and immediate annuities with life contingencies had projected profit; however, the aggregate sufficiency substantially relates to traditional life insurance.
We record an adjustment to the reserve for life-contingent contract benefits, if applicable, that represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product investment portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income. We currently evaluate the need for this reserve adjustment on an aggregate basis for life insurance products and immediate annuities with life contingencies; however, the aggregate sufficiency substantially relates to traditional life insurance. This liability was zero as of June 30, 2017 and December 31, 2016.
In conjunction with changes to our segments during fourth quarter 2017, we will evaluate reserve adequacy and the need for a reserve adjustment separately for traditional life insurance and immediate annuities with life contingencies.

The Allstate Corporation 47

Highlights

•
Consolidated net income applicable to common shareholders was $550 million in the second quarter of 2017 compared to $242 million in the second quarter of 2016, and $1.22 billion in the first six months of 2017 compared to $459 million in the first six months of 2016. Net income applicable to common shareholders per diluted common share was $1.49 in the second quarter of 2017 compared to $0.64 in the second quarter of 2016, and $3.29 in the first six months of 2017 compared to $1.21 in the first six months of 2016.

•
Property-Liability net income applicable to common shareholders was $484 million in the second quarter of 2017 compared to $198 million in the second quarter of 2016, and $1.14 billion in the first six months of 2017 compared to $420 million in the first six months of 2016.

•
The Property-Liability combined ratio was 97.2 in the second quarter of 2017 compared to 100.8 in the second quarter of 2016, and 95.4 in the first six months of 2017 compared to 99.6 in the first six months of 2016.

•
Allstate Financial net income applicable to common shareholders was $146 million in the second quarter of 2017 compared to $116 million in the second quarter of 2016, and $254 million in the first six months of 2017 compared to $184 million in the first six months of 2016.

•
Total revenues were $9.59 billion in the second quarter of 2017 compared to $9.16 billion in the second quarter of 2016, and $19.02 billion in the first six months of 2017 compared to $18.04 billion in the first six months of 2016.

•
Property-Liability premiums earned totaled $8.02 billion in the second quarter of 2017, an increase of 2.6% from $7.81 billion in the second quarter of 2016, and $15.98 billion in the first six months of 2017, an increase of 2.8% from $15.54 billion in the first six months of 2016.

•
Investments totaled $81.31 billion as of June 30, 2017, decreasing from $81.80 billion as of December 31, 2016. Net investment income was $897 million in the second quarter of 2017, an increase of 17.7% from $762 million in the second quarter of 2016, and $1.65 billion in the first six months of 2017, an increase of 10.2% from $1.49 billion in the first six months of 2016.

•
Net realized capital gains were $81 million in the second quarter of 2017 compared to $24 million in the second quarter of 2016, and net realized capital gains were $215 million in the first six months of 2017 compared to net realized capital losses of $125 million in the first six months of 2016.

•
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $53.83 as of June 30, 2017, an increase of 7.6% from $50.05 as of June 30, 2016, and an increase of 6.0% from $50.77 as of December 31, 2016.

•
For the twelve months ended June 30, 2017, return on the average of beginning and ending period common shareholders’ equity of 13.1% increased by 5.1 points from 8.0% for the twelve months ended June 30, 2016.

•
As of June 30, 2017, shareholders’ equity was $21.50 billion. This total included $2.11 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

•
On January 3, 2017, we acquired SquareTrade Holding Company, Inc. (“SquareTrade”), a consumer product protection plan provider that distributes through many of America’s major retailers and some of Europe’s mobile operators, for $1.4 billion in cash. SquareTrade provides protection plans primarily covering consumer appliances and electronics, such as TVs, smartphones and computers. This acquisition broadens Allstate’s unique product offerings to better meet consumers’ needs.

48 www.allstate.com

Consolidated Net Income

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Property-liability insurance premiums	$8,018	$7,814	$15,977	$15,537
Life and annuity premiums and contract charges	591	564	1,184	1,130
Net investment income	897	762	1,645	1,493
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(47)	(77)	(109)	(168)
OTTI losses reclassified to (from) other comprehensive income	(3)	(2)	—	8
Net OTTI losses recognized in earnings	(50)	(79)	(109)	(160)
Sales and other realized capital gains and losses	131	103	324	35
Total realized capital gains and losses	81	24	215	(125)
Total revenues	9,587	9,164	19,021	18,035

Costs and expenses
Property-liability insurance claims and claims expense	(5,689)	(5,901)	(11,105)	(11,585)
Life and annuity contract benefits	(486)	(454)	(960)	(909)
Interest credited to contractholder funds	(175)	(185)	(348)	(375)
Amortization of deferred policy acquisition costs	(1,176)	(1,126)	(2,345)	(2,255)
Operating costs and expenses	(1,086)	(1,040)	(2,183)	(2,022)
Restructuring and related charges	(53)	(11)	(63)	(16)
Interest expense	(83)	(72)	(168)	(145)
Total costs and expenses	(8,748)	(8,789)	(17,172)	(17,307)

Gain on disposition of operations (1)	12	1	14	3
Income tax expense (2)	(272)	(105)	(589)	(214)
Net income	579	271	1,274	517

Preferred stock dividends	(29)	(29)	(58)	(58)
Net income applicable to common shareholders	$550	$242	$1,216	$459

Property-Liability	$484	$198	$1,136	$420
Allstate Financial	146	116	254	184
Corporate and Other	(80)	(72)	(174)	(145)
Net income applicable to common shareholders	$550	$242	$1,216	$459
______________________________

(1)	Primarily represents the conclusion of a contractual arrangement related to the sale of Sterling Collision Centers, Inc. in 2014.

(2)
Income tax expense includes a tax benefit of $10 million and $33 million in the second quarter and first six months ended June 30, 2017, respectively, related to the adoption of the new accounting standard on January 1, 2017 for share-based payments.

The Allstate Corporation 49

Property-Liability

Property-Liability Operations
Overview Our Property-Liability operations consist of two reporting segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection comprises three brands where we accept underwriting risk: Allstate, Esurance and Encompass. Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Allstate Protection also includes services businesses Allstate Roadside Services, Allstate Dealer Services and Arity, which are included in Allstate brand, and SquareTrade. Discontinued Lines and Coverages includes results from property-liability insurance coverage that we no longer write and results for certain commercial and other businesses in run-off. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources. We are evaluating a plan to adopt a new segment reporting structure in the fourth quarter of 2017. Please see the Overview section at the beginning of Item 2 of this Form 10-Q for further information.
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

50 www.allstate.com

Property-Liability

Property-Liability Highlights

•
Net income applicable to common shareholders was $484 million in the second quarter of 2017 compared to $198 million in the second quarter of 2016, and $1.14 billion in the first six months of 2017 compared to $420 million in the first six months of 2016.

•
Premiums written totaled $8.29 billion in the second quarter of 2017, an increase of 3.0% from $8.05 billion in the second quarter of 2016, and $16.01 billion in the first six months of 2017, an increase of 2.9% from $15.57 billion in the first six months of 2016. Premiums written related to SquareTrade were $85 million and $166 million in the second quarter and first six months of 2017, respectively. Excluding SquareTrade, premiums written totaled $8.20 billion and $15.85 billion, respectively.

•
Premiums earned totaled $8.02 billion in the second quarter of 2017, an increase of 2.6% from $7.81 billion in the second quarter of 2016, and $15.98 billion in the first six months of 2017, an increase of 2.8% from $15.54 billion in the first six months of 2016. Premiums earned related to SquareTrade included $70 million and $129 million in the second quarter and first six months of 2017, respectively. Excluding SquareTrade, premiums earned totaled $7.95 billion and $15.85 billion, respectively.

•	The loss ratio was 71.0 in the second quarter of 2017 compared to 75.5 in the second quarter of 2016, and 69.5 in the first six months of 2017 compared to 74.6 in the first six months of 2016.

•
Catastrophe losses were $993 million in the second quarter of 2017 compared to $961 million in the second quarter of 2016, and $1.77 billion in the first six months of 2017 compared to $1.79 billion in the first six months of 2016. The effect of catastrophes on the combined ratio was 12.4 in the second quarter of 2017 compared to 12.3 in the second quarter of 2016, and 11.1 in the first six months of 2017 compared to 11.5 in the first six months of 2016.

•
Prior year reserve reestimates totaled $89 million favorable in the second quarter of 2017 compared to $3 million favorable in the second quarter of 2016, and $186 million favorable in the first six months of 2017 compared to $21 million unfavorable in the first six months of 2016.

•
Underwriting income was $227 million in the second quarter of 2017 compared to an underwriting loss of $66 million in the second quarter of 2016, and underwriting income was $734 million in the first six months of 2017 compared to $59 million in the first six months of 2016.

•
Investments were $43.08 billion as of June 30, 2017, an increase of 0.8% from $42.72 billion as of December 31, 2016. Net investment income was $391 million in the second quarter of 2017, an increase of 23.7% from $316 million in the second quarter of 2016, and $702 million in the first six months of 2017, an increase of 13.6% from $618 million in the first six months of 2016.

•
Net realized capital gains were $85 million in the second quarter of 2017 compared to $26 million in the second quarter of 2016, and net realized capital gains were $220 million in the first six months of 2017 compared to net realized capital loss of $73 million in the first six months of 2016.

The Allstate Corporation 51

Property-Liability

Summarized financial data, a reconciliation of underwriting income to net income applicable to common shareholders, and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Premiums written	$8,289	$8,051	$16,012	$15,566

Revenues
Premiums earned	$8,018	$7,814	$15,977	$15,537
Net investment income	391	316	702	618
Realized capital gains and losses	85	26	220	(73)
Total revenues	8,494	8,156	16,899	16,082

Costs and expenses
Claims and claims expense	(5,689)	(5,901)	(11,105)	(11,585)
Amortization of DAC	(1,103)	(1,057)	(2,193)	(2,113)
Operating costs and expenses	(947)	(912)	(1,883)	(1,765)
Restructuring and related charges	(52)	(10)	(62)	(15)
Total costs and expenses	(7,791)	(7,880)	(15,243)	(15,478)

Gain on disposition of operations (1)	10	—	10	—
Income tax expense (2)	(229)	(78)	(530)	(184)
Net income applicable to common shareholders	$484	$198	$1,136	$420

Underwriting income	$227	$(66)	$734	$59
Net investment income	391	316	702	618
Income tax expense on operations	(196)	(70)	(451)	(211)
Realized capital gains and losses, after-tax	56	18	145	(46)
Gain on disposition of operations, after-tax	6	—	6	—
Net income applicable to common shareholders	$484	$198	$1,136	$420

Catastrophe losses	$993	$961	$1,774	$1,788

GAAP operating ratios
Claims and claims expense ratio	71.0	75.5	69.5	74.6
Expense ratio	26.2	25.3	25.9	25.0
Combined ratio	97.2	100.8	95.4	99.6
Effect of catastrophe losses on combined ratio	12.4	12.3	11.1	11.5
Effect of prior year reserve reestimates on combined ratio	(1.1)	—	(1.2)	0.1
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio (3)	(0.1)	0.2	(0.1)	—
Effect of amortization of purchased intangible assets on combined ratio (4)	0.3	0.1	0.3	0.1
Effect of restructuring and related charges on combined ratio	0.6	0.1	0.4	0.1
Effect of Discontinued Lines and Coverages on combined ratio	0.1	—	—	—
_______________

(1)	Represents the conclusion of a contractual arrangement related to the sale of Sterling Collision Centers, Inc. in 2014.

(2)
Income tax expense includes a tax benefit of $10 million and $33 million in the second quarter and first six months ended June 30, 2017, respectively, related to the adoption of the new accounting standard on January 1, 2017 for share-based payments.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $7 million and $3 million favorable in the three and six months ended June 30, 2017, respectively, compared to $13 million and $10 million unfavorable in the three and six months ended June 30, 2016, respectively.

(4)
Amortization of purchased intangible assets totaled $24 million and $49 million for the three and six months ended June 30, 2017, respectively, of which $23 million and $46 million related to the acquisition of SquareTrade for the three and six months ended June 30, 2017, respectively.

52 www.allstate.com

Property-Liability

Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.
A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Premiums written
Allstate Protection	$8,289	$8,051	$16,012	$15,566
Discontinued Lines and Coverages	—	—	—	—
Property-Liability premiums written	8,289	8,051	16,012	15,566
Increase in unearned premiums	(301)	(264)	(67)	(98)
Other	30	27	32	69
Property-Liability premiums earned	$8,018	$7,814	$15,977	$15,537

Premiums earned
Allstate Protection	$8,018	$7,814	$15,977	$15,537
Discontinued Lines and Coverages	—	—	—	—
Property-Liability	$8,018	$7,814	$15,977	$15,537

The Allstate Corporation 53

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Allstate Protection Segment
Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Premiums written	$8,289	$8,051	$16,012	$15,566
Premiums earned	$8,018	$7,814	$15,977	$15,537
Claims and claims expense	(5,686)	(5,899)	(11,100)	(11,582)
Amortization of DAC	(1,103)	(1,057)	(2,193)	(2,113)
Other costs and expenses	(945)	(912)	(1,881)	(1,764)
Restructuring and related charges	(52)	(10)	(62)	(15)
Underwriting income (loss)	$232	$(64)	$741	$63
Catastrophe losses	$993	$961	$1,774	$1,788

Underwriting income (loss) by line of business
Auto	$185	$(86)	$634	$(68)
Homeowners	24	26	96	133
Other personal lines (1)	44	37	69	54
Commercial lines	(2)	(43)	(6)	(71)
Other business lines (2)	3	4	6	18
SquareTrade	(22)	—	(57)	—
Answer Financial	—	(2)	(1)	(3)
Underwriting income (loss)	$232	$(64)	$741	$63
_______________
(1) Other personal lines include renter, condominium, landlord and other personal lines products.
(2) Other business lines primarily include Allstate Roadside Services, Allstate Dealer Services, Arity and Ivantage.

54 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss) by line of business. The 2017 columns present changes in the second quarter and the first six months of 2017, respectively, compared to the same periods of 2016. The 2016 columns present changes in the second quarter and first six months of 2016, respectively, compared to the the same periods of 2015.

($ in millions)	Three months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		SquareTrade		Allstate Protection (1)(2)
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Underwriting income (loss) - prior period	$(86)	$(111)	$26	$91	$37	$24	$(43)	$(17)	$—	$—	$(64)	$(8)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	131	220	—	40	12	1	(9)	(1)	70	—	204	265
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	198	(207)	(20)	16	3	13	16	(9)	(29)	—	178	(186)
Catastrophe losses, excluding reserve reestimates	(21)	(52)	(42)	(89)	3	(16)	8	(2)	—	—	(52)	(159)
Non-catastrophe reserve reestimates	27	47	20	(7)	(3)	16	23	(21)	—	—	67	36
Catastrophe reserve reestimates	(2)	—	19	(8)	1	1	2	2	—	—	20	(5)
Losses subtotal	202	(212)	(23)	(88)	4	14	49	(30)	(29)	—	213	(314)
(Increase) decrease expenses	(62)	17	21	(17)	(9)	(2)	1	5	(63)	—	(121)	(7)
Underwriting income (loss) - current period	$185	$(86)	$24	$26	$44	$37	$(2)	$(43)	$(22)	$—	$232	$(64)

	Six months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		SquareTrade		Allstate Protection (1) (2)
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Underwriting income (loss) - prior period	$(68)	$(35)	$133	$457	$54	$61	$(71)	$(28)	$—	$—	$63	$461
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	299	461	5	89	22	2	(13)	3	129	—	440	562
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	347	(441)	(52)	66	2	25	21	(18)	(65)	—	272	(359)
Catastrophe losses, excluding reserve reestimates	42	(180)	(63)	(457)	14	(49)	8	(4)	—	—	1	(690)
Non-catastrophe reserve reestimates	113	66	43	1	1	12	39	(29)	—	—	196	51
Catastrophe reserve reestimates	3	—	13	(8)	(7)	1	4	—	—	—	13	(7)
Losses subtotal	505	(555)	(59)	(398)	10	(11)	72	(51)	(65)	—	482	(1,005)
(Increase) decrease expenses	(102)	61	17	(15)	(17)	2	6	5	(121)	—	(244)	45
Underwriting income (loss) - current period	$634	$(68)	$96	$133	$69	$54	$(6)	$(71)	$(57)	$—	$741	$63
_______________

(1)
Includes other business lines underwriting income of $3 million and $4 million in the second quarter of 2017 and 2016, respectively, and $6 million and $18 million in the first six months of 2017 and 2016, respectively. Includes Answer Financial underwriting loss of zero and $2 million in the second quarter of 2017 and 2016, respectively, and $1 million and $3 million in the first six months of 2017 and 2016, respectively.

(2)
Arity had affiliate revenues and expenses of $20 million and $27 million in the second quarter of 2017 and $40 million and $46 million the first six months of 2017, which have been eliminated in consolidation.

Underwriting income totaled $232 million in the second quarter of 2017, an improvement from an underwriting loss of $64 million in the second quarter of 2016 and $741 million in the first six months of 2017 compared to $63 million in the first six

The Allstate Corporation 55

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

months of 2016, primarily due to increased premiums earned, lower claim frequency and higher favorable prior year reserve reestimates.
Investment results are not included in the underwriting income analysis above. We do not allocate Property-Liability investment income, realized capital gains and losses, or assets to the Allstate Protection and Discontinued Lines and Coverages segments. Management reviews assets at the Property-Liability level for decision-making purposes. For a more detailed discussion on investment results, see the Property-Liability Investment Results section of the MD&A and Reporting Segments Footnote (Note 4) of the consolidated financial statements.
Premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2017	2016	2017	2016
Auto	$5,459	$5,305	$10,905	$10,628
Homeowners	1,979	1,971	3,489	3,478
Other personal lines	468	457	858	833
Subtotal – Personal lines	7,906	7,733	15,252	14,939
Commercial lines	124	135	247	261
Other business lines	174	183	347	366
SquareTrade	85	—	166	—
Total	$8,289	$8,051	$16,012	$15,566
Premiums earned
Auto	$5,437	$5,306	$10,825	$10,526
Homeowners	1,815	1,815	3,630	3,625
Other personal lines	436	424	867	845
Subtotal – Personal lines	7,688	7,545	15,322	14,996
Commercial lines	118	127	243	256
Other business lines	142	142	283	285
SquareTrade	70	—	129	—
Total	$8,018	$7,814	$15,977	$15,537
Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended June 30,
Auto	71.2	76.7	25.4	24.9	96.6	101.6
Homeowners	75.9	74.7	22.8	23.9	98.7	98.6
Other Personal lines	61.7	64.4	28.2	26.9	89.9	91.3
Commercial lines	72.9	106.3	28.8	27.6	101.7	133.9
Other business lines	38.0	45.1	59.9	52.1	97.9	97.2
SquareTrade	41.4	—	90.0	—	131.4	—
Total	70.9	75.5	26.2	25.3	97.1	100.8

Six months ended June 30,
Auto	69.2	76.0	24.9	24.6	94.1	100.6
Homeowners	74.2	72.6	23.2	23.7	97.4	96.3
Other Personal lines	64.1	67.0	27.9	26.6	92.0	93.6
Commercial lines	74.9	99.2	27.6	28.5	102.5	127.7
Other business lines	37.5	43.9	60.4	49.8	97.9	93.7
SquareTrade	50.4	—	93.8	—	144.2	—
Total	69.5	74.6	25.9	25.0	95.4	99.6
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.

56 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Loss ratios by line of business are analyzed in the following table and discussed in detail in the brand sections below.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended June 30,
Auto	71.2	76.7	4.2	3.9	(1.1)	(0.7)	—	(0.1)
Homeowners	75.9	74.7	38.6	37.4	(1.1)	1.0	(0.2)	0.8
Other Personal lines	61.7	64.4	13.8	15.1	(2.1)	(2.6)	(0.2)	—
Commercial lines	72.9	106.3	1.7	9.5	(1.7)	18.1	(0.9)	0.8
Other business lines	38.0	45.1	—	—	—	—	—	—
SquareTrade	41.4	—	—	—	—	—	—	—
Total	70.9	75.5	12.4	12.3	(1.2)	—	(0.1)	0.2

Six months ended June 30,
Auto	69.2	76.0	2.8	3.3	(1.4)	(0.3)	(0.1)	—
Homeowners	74.2	72.6	37.0	35.6	(1.2)	0.3	—	0.3
Other Personal lines	64.1	67.0	13.9	15.1	—	(0.7)	0.7	(0.1)
Commercial lines	74.9	99.2	3.7	8.2	—	16.8	—	1.6
Other business lines	37.5	43.9	—	—	—	—	—	—
SquareTrade	50.4	—	—	—	—	—	—	—
Total	69.5	74.6	11.1	11.5	(1.2)	0.1	(0.1)	—

The Allstate Corporation 57

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Catastrophe losses were $993 million and $1.77 billion in the second quarter and first six months of 2017, respectively, compared to $961 million and $1.79 billion in the second quarter and first six months of 2016, respectively. The first six months of 2017 and 2016 have been impacted by higher than normal historical year-to-date catastrophe losses compared to the past five years.
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
Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended June 30, 2017
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	1	2.4	209	21.1	2.6	209
$50 million to $100 million	2	4.8	144	14.5	1.8	72
Less than $50 million	39	92.8	619	62.3	7.7	16
Total	42	100.0%	972	97.9	12.1	23
Prior year reserve reestimates			(7)	(0.7)	(0.1)
Prior quarter reserve reestimates			28	2.8	0.4
Total catastrophe losses			$993	100.0%	12.4

	Six months ended June 30, 2017
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	3	4.3	568	32.0	3.6	189
$50 million to $100 million	4	5.7	289	16.3	1.8	72
Less than $50 million	63	90.0	920	51.9	5.8	15
Total	70	100.0%	1,777	100.2	11.2	25
Prior year reserve reestimates			(3)	(0.2)	(0.1)
Total catastrophe losses			$1,774	100.0%	11.1
Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended June 30,				Six months ended June 30,
	Number of events	2017	Number of events	2016	Number of events	2017	Number of events	2016
Hurricanes/Tropical storms	—	$—	—	$—	—	$—	—	$—
Tornadoes	1	43	—	—	3	98	—	—
Wind/Hail	41	929	21	985	64	1,657	36	1,699
Wildfires	—	—	2	21	1	1	2	21
Other events	—	—	—	—	2	21	2	58
Prior year reserve reestimates		(7)		13		(3)		10
Prior quarter reserve reestimates		28		(58)		—		—
Total catastrophe losses	42	$993	23	$961	70	$1,774	40	$1,788
Catastrophe reinsurance Our catastrophe reinsurance program supports our goal to have no more than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. Our program provides reinsurance protection for catastrophes resulting from multiple perils, including hurricanes, windstorms, hail, tornadoes, earthquakes, fires following earthquakes, riots, freeze, and wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our personal lines business, and to reduce variability of earnings while providing protection to our customers. For a complete summary of the 2017 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2017.

58 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

During the second quarter of 2017, we completed the Florida component of the program that is designed to address the distinct needs of our separately capitalized companies in that state. Our 2017 Florida program provides $658 million of reinsurance limits per occurrence subject to a $20 million retention. The Florida program includes reinsurance agreements placed with the traditional market, the Florida Hurricane Catastrophe Fund (“FHCF”), and the Insurance Linked Securities (“ILS”) market as follows:

•
The traditional market placement comprises $269 million of reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. The 2017 Excess contract, which forms a part of the traditional market placement, with $231 million of limits, subject to a $20 million retention, provides coverage for perils not covered by the FHCF contracts which only cover hurricanes.

•
The FHCF contracts provide 90% of $188 million of reinsurance limits or approximately $169 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes.

•
The ILS placement provides $200 million of reinsurance limits for qualifying losses to personal lines property in Florida caused by a Named Storm Event, a Severe Thunderstorm Event, an Earthquake Event, a Wildfire Event, a Volcanic Eruption Event, or a Meteorite Impact Event.

In addition to the Florida program, we placed a Gap Fill contract and an Aggregate Excess Catastrophe contract in the second quarter of 2017, as follows:

•
The Gap Fill contract forms part of our Nationwide per Occurrence Catastrophe Program that is more fully disclosed in The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2017, and provides $25 million of reinsurance limits for losses to personal lines property and automobile business arising out of multiple perils subject to a $2.75 billion retention.

•
The Aggregate Excess Catastrophe Florida and Southeast States Automobile contract provides $200 million of reinsurance limits for losses to personal lines automobile business (physical damage only) arising out of multiple perils and provided such losses arise out of a catastrophe and result in covered qualifying losses in the State of Florida. Once losses are incurred in the State of Florida, coverage is also provided for losses to personal lines automobile business (physical damage only) arising out of that same catastrophe and occurring in Alabama, Georgia, Louisiana, Mississippi, North Carolina, and/or South Carolina. The $200 million of reinsurance limits is subject to a $300 million aggregate retention for losses arising out of one or all qualifying catastrophes commencing during the contract’s one year term.

The cost of our property catastrophe reinsurance programs during each of the first and second quarters of 2017 was $93 million and the total cost of our catastrophe reinsurance programs for 2016 was $393 million or an average quarterly cost of $98 million.
Expense ratio increased 0.9 points in both the second quarter and first six months of 2017 compared to the same periods of 2016. The expense ratios by line of business are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Auto	25.4	24.9	24.9	24.6
Homeowners	22.8	23.9	23.2	23.7
Other personal lines	28.2	26.9	27.9	26.6
Commercial lines	28.8	27.6	27.6	28.5
Other business lines	59.9	52.1	60.4	49.8
SquareTrade (1)	90.0	—	93.8	93.8
Total expense ratio (1)	26.2	25.3	25.9	25.0
_______________
(1) Includes $23 million and $46 million in the second quarter and first six months of 2017, respectively, of amortization of purchased intangible assets related to the acquisition of SquareTrade that was completed on January 3, 2017, an impact of 32.8 points and 35.7 points to the SquareTrade expense ratio in the second quarter and first six months of 2017, respectively, and an impact of 0.3 points to the total expense ratio in both the second quarter and first six months of 2017.

The Allstate Corporation 59

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amortization of DAC	13.8	13.5	13.7	13.6
Advertising expense	2.2	2.7	2.3	2.3
Amortization of purchased intangible assets	0.3	0.1	0.3	0.1
Other costs and expenses	9.3	8.9	9.2	8.9
Restructuring and related charges	0.6	0.1	0.4	0.1
Total expense ratio	26.2	25.3	25.9	25.0
Reserve reestimates The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2017 and 2016 and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2017	2016
Auto	$13,530	$12,459
Homeowners	1,990	1,937
Other personal lines	1,456	1,490
Commercial lines	621	554
Other business lines	24	21
Total Allstate Protection	$17,621	$16,461

($ in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Auto	$(61)	$(36)	(0.8)	(0.5)	$(147)	$(31)	(0.9)	(0.2)
Homeowners	(20)	19	(0.3)	0.3	(44)	12	(0.3)	0.1
Other personal lines	(9)	(11)	(0.1)	(0.1)	—	(6)	—	(0.1)
Commercial lines	(2)	23	—	0.3	—	43	—	0.3
Total Allstate Protection (3)	$(92)	$(5)	(1.2)	—	$(191)	$18	(1.2)	0.1

Allstate brand	$(83)	$(2)	(1.1)	—	$(188)	$11	(1.2)	0.1
Esurance brand	(1)	(4)	—	—	(1)	(8)	—	(0.1)
Encompass brand	(8)	1	(0.1)	—	(2)	15	—	0.1
Total Allstate Protection	$(92)	$(5)	(1.2)	—	$(191)	$18	(1.2)	0.1
_______________

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $7 million and $3 million favorable in the three and six months ended June 30, 2017, respectively, compared to $13 million and $10 million unfavorable in the three and six months ended June 30, 2016, respectively.

Favorable reserve reestimates in the second quarter and first six months of 2017 primarily relate to severity development for auto injury coverages and homeowners that was better than expected. Severity development for auto injury coverages was due in part to claims process improvements.

60 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection for the six months ended June 30, 2017. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios are discussed in the brand sections below.

($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total
Auto	$9,807	67.8%	$825	95.4%	$273	52.4%	$10,905	68.1%
Homeowners	3,250	22.5	36	4.1	203	39.0	3,489	21.8
Other personal lines	809	5.6	4	0.5	45	8.6	858	5.4
Commercial lines	247	1.7	—	—	—	—	247	1.5
Other business lines	347	2.4	—		—	—	347	2.2
SquareTrade	—	—	—	—	—	—	166	1.0
Total	$14,460	100.0%	$865	100.0%	$521	100.0%	$16,012	100.0%

Percent to total Allstate Protection		90.3%		5.4%		3.3%

PIF (thousands)
Auto	19,548	55.9%	1,388	92.3%	571	61.1%	21,507	31.3%
Homeowners	6,075	17.4	69	4.6	273	29.2	6,417	9.4
Other personal lines	4,199	12.0	47	3.1	91	9.7	4,337	6.3
Commercial lines	262	0.8	—	—	—	—	262	0.4
Other business lines	4,863	13.9	—	—	—	—	4,863	7.1
SquareTrade	—	—	—	—	—	—	31,258	45.5
Total	34,947	100.0%	1,504	100.0%	935	100.0%	68,644	100.0%

Percent to total Allstate Protection		50.9%		2.2%		1.4%

Underwriting income (loss)
Auto	$660	75.0%	$(17)	47.2%	$(9)	20.0%	$634	85.6%
Homeowners	154	17.5	(20)	55.6	(38)	84.4	96	12.9
Other personal lines	66	7.5	1	(2.8)	2	(4.4)	69	9.3
Commercial lines	(6)	(0.7)	—	—	—	—	(6)	(0.8)
Other business lines	6	0.7	—	—	—	—	6	0.8
SquareTrade	—	—	—	—	—	—	(57)	(7.7)
Answer Financial	—	—	—	—	—	—	(1)	(0.1)
Total	$880	100.0%	$(36)	100.0%	$(45)	100.0%	$741	100.0%
When analyzing premium measures and statistics for all three brands the following calculations are used as described below.

•	PIF: Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

The Allstate Corporation 61

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Allstate brand
Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Premiums written	$7,511	$7,344	$14,460	$14,144
Premiums earned	$7,245	$7,095	$14,443	$14,105
Claims and claims expense	(5,112)	(5,349)	(9,943)	(10,499)
Amortization of DAC	(1,032)	(990)	(2,052)	(1,979)
Other costs and expenses	(763)	(757)	(1,514)	(1,452)
Restructuring and related charges	(46)	(9)	(54)	(14)
Underwriting income (loss)	$292	$(10)	$880	$161
Catastrophe losses	$917	$913	$1,623	$1,696

Underwriting income (loss) by line of business
Auto	$206	$(57)	$660	$(12)
Homeowners	47	51	154	162
Other personal lines (1)	38	35	66	64
Commercial lines	(2)	(43)	(6)	(71)
Other business lines (2)	3	4	6	18
Underwriting income (loss)	$292	$(10)	$880	$161
_______________

(1)	Other personal lines include renter, condominium, landlord and other personal lines products.

(2)	Other business lines primarily include Allstate Roadside Services, Allstate Dealer Services, Arity and Ivantage.
The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income. The 2017 columns present changes in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. The 2016 columns present changes in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Underwriting income (loss) - prior period	$(10)	$86	$161	$612
Changes in underwriting income from:
Increase (decrease) premiums earned	150	266	338	556
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	179	(194)	297	(387)
Catastrophe losses, excluding reserve reestimates	(23)	(175)	60	(686)
Non-catastrophe reserve reestimates	62	36	186	68
Catastrophe reserve reestimates	19	(8)	13	(6)
Losses subtotal	237	(341)	556	(1,011)
(Increase) decrease expenses	(85)	(21)	(175)	4
Underwriting income (loss) - current period	$292	$(10)	$880	$161
Underwriting income totaled $292 million in the second quarter of 2017, an improvement from an underwriting loss of $10 million in the second quarter of 2016 and $880 million in the first six months of 2017, an increase from $161 million in the first six months of 2016. Both period increases were primarily due to increased premiums earned, lower claim frequency and higher favorable prior year reserve reestimates, partially offset by higher restructuring and agents compensation costs.
For auto insurance, we are taking a balanced approach to profitable growth and margin improvement by continuing to execute our auto profit improvement plan in markets with returns below target levels while implementing growth plans in areas with

62 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

acceptable returns. As auto margins have improved, we have expanded the number of states in which we are implementing growth plans. While we continue to file rate increases to keep pace with loss trends, the overall magnitude of rates taken has moderated as profitability trends have improved. We expect the magnitude of rate increases to continue to moderate if improving loss trends persist.
As we execute on this plan, our trusted advisor strategy for Allstate exclusive agencies remains critical. This includes enhancements to our approach to initiating relationships, building personalized solutions and cultivating trust based relationships. We are also focused on broadening our distribution footprint, both in terms of agency owners and licensed sales professionals, to expand sales and service capacity and making other sales and marketing investments to increase new business volume.
We are leveraging data and analytic capabilities to generate business value. This includes the strategic deployment of new agencies, improved operational efficiency to create a better customer experience, enhanced target marketing as well as enhanced sophistication of product and pricing capabilities.
For homeowners insurance, we continue to be disciplined in how we manage margins through underwriting guidelines, risk management policies, property inspections and implement rate and other actions to maintain or improve returns where required. Our growth actions include continuing to implement updated competitive products, including our House & Home product and a new condominium product, leveraging agency sales practices focused on multi-line households, increasing availability in coastal markets, improving penetration in underserved markets in the middle of the country and targeted advertising campaigns.
Premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2017	2016	2017	2016
Auto	$4,925	$4,767	$9,807	$9,513
Homeowners	1,847	1,831	3,250	3,223
Other personal lines	441	428	809	781
Subtotal – Personal lines	7,213	7,026	13,866	13,517
Commercial lines	124	135	247	261
Other business lines	174	183	347	366
Total	$7,511	$7,344	$14,460	$14,144
Premiums earned
Auto	$4,883	$4,745	$9,722	$9,412
Homeowners	1,691	1,684	3,379	3,362
Other personal lines	411	397	816	790
Subtotal – Personal lines	6,985	6,826	13,917	13,564
Commercial lines	118	127	243	256
Other business lines	142	142	283	285
Total	$7,245	$7,095	$14,443	$14,105

The Allstate Corporation 63

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Auto insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017		2016
PIF (thousands)	19,548	20,061	19,548		20,061
New issued applications (thousands)	639	582	1,249		1,166
Average premium	$544	$516	$541		$511
Renewal ratio (%)	87.4	88.0	87.4		88.0
Approved rate changes (1):
# of locations (2)	23	35	37		46
Total brand (%) (3)	0.7	3.2	2.4	(6)	4.9
Location specific (%) (4) (5)	3.2	6.2	4.9	(6)	6.6
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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $137 million and $475 million in the three and six months ended June 30, 2017, respectively, compared to $581 million and $901 million in the three and six months ended June 30, 2016, respectively. Approximately 42% of the Allstate brand rate increases approved in the first half of 2017 are expected to be earned in 2017, with the remainder expected to be earned in 2018 and 2019.

(6) Includes a rate increase in California in first quarter 2017. Excluding California, Allstate brand auto total brand and location specific rate changes were 1.8% and 4.4% for the six months ended June 30, 2017, respectively.
Auto insurance premiums written totaled $4.93 billion in the second quarter of 2017, a 3.3% increase from $4.77 billion in the second quarter of 2016, and $9.81 billion in the first six months of 2017, a 3.1% increase from $9.51 billion in the first six months of 2016. Factors impacting premiums written were the following:

•
2.6% or 513 thousand decrease in PIF as of June 30, 2017 compared to June 30, 2016. PIF slightly decreased by 0.1% or 17 thousand as of June 30, 2017 compared to March 31, 2017. Auto PIF increased in 10 states, including 2 of our largest 10 states, as of June 30, 2017 compared to June 30, 2016.

•
9.8% and 7.1% increase in new issued applications in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. 33 states, including 6 of our 10 largest states, experienced increases in new issued applications in the second quarter of 2017 compared to the same period of 2016. 36 states, including 6 of our 10 largest states, experienced increases in new issued applications in the first six months of 2017 compared to the same period of 2016.

•
5.4% and 5.9% increase in average premium in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to rate increases. Rate changes approved for auto do not assume customer choices such as non-renewal or changes in policy terms which might reduce future premiums. Approximately 36.3% of the change in rates approved for auto in the second quarter of 2017 are driven by the increases approved in 4 of our 10 largest states.

•
0.6 point decrease in the renewal ratio in both the second quarter and first six months of 2017 compared to the same periods of 2016. 2 of our largest 10 states experienced increases in the renewal ratio in both the second quarter and first six months of 2017 compared to the same periods of 2016. The renewal ratio in second quarter 2017 was comparable to first quarter 2017.

64 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Homeowners insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
PIF (thousands)	6,075	6,158	6,075	6,158
New issued applications (thousands)	195	193	358	357
Average premium	$1,192	$1,171	$1,190	$1,173
Renewal ratio (%)	87.0	87.8	87.0	88.0
Approved rate changes (1):
# of locations (2)	3	11	17	25
Total brand (%)	0.1	0.8	1.1	0.4	(4)
Location specific (%) (3)	2.0	4.9	3.9	1.1	(4)
_______________

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $5 million and $75 million in the three and six months ended June 30, 2017 , respectively, compared to $55 million and $27 million in the three and six months ended June 30, 2016, respectively.

(4)
Includes the impact of a rate decrease in California in first quarter 2016. Excluding California, Allstate brand homeowners total brand and location specific rate changes were 1.4% and 4.3% for the six months ended June 30, 2016, respectively.

Homeowners insurance premiums written totaled $1.85 billion in the second quarter of 2017, a 0.9% increase from $1.83 billion in the second quarter of 2016, and $3.25 billion in the first six months of 2017, a 0.8% increase from $3.22 billion in the first six months of 2016. Factors impacting premiums written were the following:

•
1.3% or 83 thousand decrease in PIF as of June 30, 2017 compared to June 30, 2016. PIF slightly decreased by 0.2% or 15 thousand as of June 30, 2017 compared to March 31, 2017. Allstate brand homeowners PIF increased in 17 states, including 3 of our largest 10 states, as of June 30, 2017 compared to June 30, 2016.

•
1.0% and 0.3% increase in new issued applications in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. Of our largest 10 states, 6 experienced increases in new issued applications in both the second quarter and first six months of 2017 compared to the same periods of 2016.

•
1.8% and 1.4% increase in average premium in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to rate changes and increasing insured home valuations due to inflationary costs.

•
0.8 point and 1.0 point decrease in the renewal ratio in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. Of our largest 10 states, 1 experienced an increase in the renewal ratio in both the second quarter and first six months of 2017 compared to the same periods of 2016. The renewal ratio in second quarter 2017 decreased by 0.1 points compared to first quarter 2017.

•
$12 million decrease in the cost of our catastrophe reinsurance program to $75 million in the second quarter of 2017 from $87 million in the second quarter of 2016, and $22 million decrease to $154 million in the first six months of 2017 from $176 million in the first six months of 2016. Catastrophe reinsurance premiums are recorded primarily in Allstate brand and are a reduction of premium.

Premiums written for Allstate’s House and Home product, our homeowners new business offering currently available in 41 states, totaled $621 million in the second quarter of 2017 compared to $506 million in the second quarter of 2016, and $1.07 billion in the first six months of 2017 compared to $863 million in the first six months of 2016.
Other personal lines Allstate brand other personal lines premiums written totaled $441 million in the second quarter of 2017, a 3.0% increase from $428 million in the second quarter of 2016, and $809 million in the first six months of 2017, a 3.6% increase from $781 million in the first six months of 2016. The increases in both periods were primarily due to involuntary auto and personal umbrella insurance premiums.
Commercial lines premiums written totaled $124 million in the second quarter of 2017, an 8.1% decrease from $135 million in the second quarter of 2016, and $247 million in the first six months of 2017, a 5.4% decrease from $261 million in the first six months of 2016. The decreases in both periods were driven by decreased new business and lower renewals due to profit improvement actions, partially offset by increased average premiums.
Other business lines premiums written totaled $174 million in the second quarter of 2017, a 4.9% decrease from $183 million in the second quarter of 2016, and $347 million in the six months of 2017, a 5.2% decrease from $366 million in the first six

The Allstate Corporation 65

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

months of 2016. The decreases in both periods were primarily driven by lower wholesale rescue volume primarily due to lower partner renewals and retail memberships in force at Allstate Roadside Services. Allstate Roadside Services continues to implement profit improvement actions, which have impacted premium, but are reducing loss costs.
Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended June 30,
Auto	70.5	76.6	25.3	24.6	95.8	101.2
Homeowners	75.3	74.8	21.9	22.2	97.2	97.0
Other personal lines	62.8	64.5	28.0	26.7	90.8	91.2
Commercial lines	72.9	106.3	28.8	27.6	101.7	133.9
Other business lines	38.0	45.1	59.9	52.1	97.9	97.2
Total	70.6	75.4	25.4	24.7	96.0	100.1

Six months ended June 30,
Auto	68.5	76.0	24.7	24.1	93.2	100.1
Homeowners	73.0	72.9	22.4	22.3	95.4	95.2
Other Personal lines	64.1	65.4	27.8	26.5	91.9	91.9
Commercial lines	74.9	99.2	27.6	28.5	102.5	127.7
Other business lines	37.5	43.9	60.4	49.8	97.9	93.7
Total	68.8	74.5	25.1	24.4	93.9	98.9
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Loss ratios by line of business are analyzed in the following table.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended June 30,
Auto	70.5	76.6	4.2	4.1	(1.2)	(0.8)	—	(0.1)
Homeowners	75.3	74.8	38.4	38.3	(1.0)	1.1	—	1.0
Other personal lines	62.8	64.5	13.9	15.6	(0.7)	(1.7)	(0.5)	—
Commercial lines	72.9	106.3	1.7	9.5	(1.7)	18.1	(0.9)	0.8
Other business lines	38.0	45.1	—	—	—	—	—	—
Total	70.6	75.4	12.7	12.9	(1.1)	—	—	0.3

Six months ended June 30,
Auto	68.5	76.0	2.8	3.5	(1.5)	(0.3)	(0.1)	—
Homeowners	73.0	72.9	36.2	36.2	(1.3)	0.3	—	0.3
Other Personal lines	64.1	65.4	14.2	15.8	0.4	(1.6)	0.6	—
Commercial lines	74.9	99.2	3.7	8.2	—	16.8	—	1.6
Other business lines	37.5	43.9	—	—	—	—	—	—
Total	68.8	74.5	11.2	12.1	(1.3)	0.1	—	0.1
Auto loss ratio decreased 6.1 points in the second quarter of 2017 compared to the second quarter of 2016, due to increased premiums earned, lower claim frequency and higher favorable prior year reserve reestimates. Auto loss ratio decreased 7.5 points in the first six months of 2017 compared to the first six months of 2016, due to increased premiums earned, lower claim frequency, higher favorable prior year reserve reestimates and lower catastrophe losses. The auto loss ratio for the first six months of 2017 has benefited from lower weather related accidents and lower claim frequency during first quarter 2017 and continued improved claim frequency in second quarter 2017.
Frequency and severity statistics, which are influenced by driving patterns, inflation and other factors, are provided to describe the trends in loss costs of the business. Our reserving process incorporates changes in loss patterns, operational statistics and changes in claims reporting processes to determine our best estimate of recorded reserves.

66 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

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
Claims is operating in a continuous improvement environment, actively focusing on effective loss cost management, process efficiency and leveraging emerging technologies to enhance the customer experience. The aim is to ensure a fast, fair and easy claims experience. We have been simplifying and streamlining the claim handling process using leading technology, self-servicing capabilities and electronic payments. We will continue to expand our capabilities.
We have opened two Digital Operating Centers to handle auto claims countrywide utilizing our virtual estimation capabilities, which includes estimating damage through photos with the use of QuickFoto Claim® and Virtual AssistSM (video chat technology used to review supplemental damage with auto body shops). We are assessing wind and hail property claims through the use of drones, piloted airplanes and satellite imagery. Additionally, we launched Quick Card Pay in late 2016, which is an immediate payment via deposit to debit cards. We are continuing to aggressively seek new technology and process solutions to provide strong loss cost accuracy, efficient processes and customer experiences that are simple, fast and produce high degrees of satisfaction. While these claims organizational and process changes are occurring, frequency and severity statistics may be impacted as changes in claim opening and closing practices, if any, can impact comparisons to prior periods.
Property damage paid claim frequency decreased 3.4% and 3.3% in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. 42 states experienced a year over year decrease in property damage paid claim frequency in second quarter 2017 when compared to second quarter 2016.  Property damage paid claim severities increased 1.6% and 3.2% in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. The second quarter 2017 property damage paid claim severity trend is being impacted by claims process changes involving QuickFoto Claim and Virtual Assist (video chat technology), which impacts the timing of claim payments.
Bodily injury gross claim frequency decreased 4.7% and 5.4% in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. Bodily injury paid claim frequency decreased 23.7% and 22.1% while bodily injury paid claim severity increased 28.3% and 26.6% in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. These changes are related and reflect payment mix and claim closure patterns that were impacted by changes in bodily injury claim processes in the second half of 2016 related to enhanced documentation of injuries and related medical treatments. Paid claim severity was impacted by a reduced number of claims opened and a change in the mix of paid claims toward a higher proportion of larger severity payments and increases in medical inflationary trends that were offset by improvements in loss cost management.
Homeowners loss ratio increased 0.5 points and 0.1 points in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to higher catastrophe losses and increased claim frequency, partially offset by increased premiums earned and favorable prior year reserve reestimates. Paid claim frequency excluding catastrophe losses increased 7.1% and 4.7% in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. Paid claim severity excluding catastrophe losses decreased 0.2% and increased 1.9% in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. Homeowner paid claim severity was impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio decreased 1.7 points and 1.3 points in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to increased premiums earned and lower catastrophe losses.

The Allstate Corporation 67

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Commercial lines loss ratio decreased 33.4 points and 24.3 points in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to favorable reserve reestimates compared to unfavorable reserve reestimates in prior year, lower catastrophe losses and lower claim frequency.
Catastrophe losses were $917 million and $1.62 billion in the second quarter and first six months of 2017, respectively, compared to $913 million and $1.70 billion in the second quarter and first six months of 2016, respectively.
Expense ratio The expense ratios by line of business are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Auto	25.3	24.6	24.7	24.1
Homeowners	21.9	22.2	22.4	22.3
Other personal lines	28.0	26.7	27.8	26.5
Commercial lines	28.8	27.6	27.6	28.5
Other business lines (1)	59.9	52.1	60.4	49.8
Total expense ratio	25.4	24.7	25.1	24.4
_______________

(1)
Increases in the second quarter and first six months of 2017 compared to the same periods of 2016 are primarily due to Allstate Roadside Services increase in strategic investments in the Good Hands Rescue Network and Allstate Dealer Services increase in employee-related and technology costs.

The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amortization of DAC	14.3	14.0	14.2	14.0
Advertising expense	1.8	2.2	1.9	1.9
Other costs and expenses	8.7	8.4	8.6	8.4
Restructuring and related charges	0.6	0.1	0.4	0.1
Total expense ratio	25.4	24.7	25.1	24.4
Expense ratio increased 0.7 points in both the second quarter and first six months of 2017 compared to the same periods of 2016. During the second quarter of 2017, as a result of increased efficiencies and improvements in technology, including the expansion of virtual estimating capabilities through QuickFoto Claim and Virtual Assist (video chat technology), Allstate brand reorganized certain claims functions and recognized restructuring and related charges.  Changes relate to advances in the claims handling process to further enhance the claims customer experience and reduce cycle times, which also reduced expenses involved in the claim processes. The increases in the expense ratio due to restructuring were 0.5 points in the second quarter of 2017 compared to the second quarter of 2016, and 0.3 points in the first six months of 2017 compared to the first six months of 2016. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in the second quarter and first six months of 2017 were higher than the same periods of 2016.

68 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Esurance brand
Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Premiums written	$408	$392	$865	$844
Premiums earned	$429	$415	$848	$819
Claims and claims expense	(346)	(319)	(660)	(613)
Amortization of DAC	(10)	(10)	(20)	(20)
Other costs and expenses	(98)	(123)	(201)	(248)
Restructuring and related charges	(1)	—	(3)	—
Underwriting loss	$(26)	$(37)	$(36)	$(62)
Catastrophe losses	$24	$14	$32	$17

Underwriting income (loss) by line of business
Auto	$(13)	$(12)	$(17)	$(30)
Homeowners	(13)	(25)	(20)	(32)
Other personal lines	—	—	1	—
Underwriting loss	$(26)	$(37)	$(36)	$(62)
The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss). The 2017 columns present changes in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. The 2016 columns present changes in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Underwriting income (loss) - prior period	$(37)	$(41)	$(62)	$(110)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	14	13	29	30
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(13)	(10)	(24)	(2)
Catastrophe losses, excluding reserve reestimates	(11)	(6)	(16)	(9)
Non-catastrophe reserve reestimates	(4)	1	(8)	1
Catastrophe reserve reestimates	1	—	1	—
Losses subtotal	(27)	(15)	(47)	(10)
(Increase) decrease expenses	24	6	44	28
Underwriting income (loss) - current period	$(26)	$(37)	$(36)	$(62)
Underwriting loss totaled $26 million in the second quarter of 2017, an improvement from $37 million in the second quarter of 2016 and $36 million in the first six months of 2017, compared to $62 million in the first six months of 2016. The improvements in both periods were primarily due to increased premiums earned and decreased homeowners marketing and amortization of purchased intangible assets, partially offset by higher catastrophe losses and lower favorable reserve reestimates.
We are focused on improving our results through profit improvement actions that include rate increases, underwriting guideline adjustments, and decreased homeowners marketing while enhancing processes and operations to improve the customer experience.

The Allstate Corporation 69

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2017	2016	2017	2016
Auto	$386	$376	$825	$815
Homeowners	20	14	36	25
Other personal lines	2	2	4	4
Total	$408	$392	$865	$844
Premiums earned
Auto	$411	$403	$814	$797
Homeowners	16	10	30	18
Other personal lines	2	2	4	4
Total	$429	$415	$848	$819
Auto insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
PIF (thousands)	1,388	1,409	1,388	1,409
New issued applications (thousands)	120	141	263	309
Average premium	$564	$538	$568	$543
Renewal ratio (%)	81.9	80.0	81.1	79.8
Approved rate changes (1):
# of locations (2)	12	15	19	21
Total brand (%) (3)	1.7	1.3	2.4	1.6
Location specific (%) (4) (5)	5.6	5.6	5.5	4.6
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

(2)	Esurance brand operates in 43 states and 2 Canadian provinces.

(3)	Represents the impact in the states and Canadian provinces where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.

(4)
Represents the impact in the states and Canadian provinces where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $28 million and $39 million in the three and six months ended June 30, 2017, respectively, compared to $21 million and $25 million in the three and six months ended June 30, 2016, respectively.

Esurance brand auto premiums written totaled $386 million in the second quarter of 2017, a 2.7% increase from $376 million in the second quarter of 2016, $825 million in the first six months of 2017, a 1.2% increase from $815 million in the first six months of 2016. Factors impacting premiums written were the following:
•1.5% or 21 thousand decrease in PIF as of June 30, 2017 compared to June 30, 2016.

•
14.9% decrease in new issued applications in both the second quarter and first six months of 2017 compared to the same periods of 2016, primarily due to the impact of rate increases and marketing spending reductions.

•	4.8% and 4.6% increase in average premium in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016.

•	1.9 point and 1.3 point increase in the renewal ratio in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016.

70 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Homeowners insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
PIF (thousands)	69	44	69	44
New issued applications (thousands)	9	11	17	18
Average premium	$910	$855	$915	$870
Renewal ratio (%) (1)	86.1	83.9	85.1	83.0
Approved rate changes (2) :
# of locations (3)	—	N/A	—	N/A
Total brand (%)	—	N/A	—	N/A
Location specific (%)	—	N/A	—	N/A
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
N/A reflects not applicable.
Homeowners insurance premiums written totaled $20 million in the second quarter of 2017 compared to $14 million in the second quarter of 2016, and $36 million in the first six months of 2017 compared to $25 million in the first six months of 2016. Factors impacting premiums written were the following:

•	25 thousand increase in PIF as of June 30, 2017 compared to June 30, 2016.

•	18.2% and 5.6% decrease in new issued applications in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016.

•
6.4% and 5.2% increase in average premium in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to rate changes. As of June 30, 2017, Esurance is writing homeowners insurance in 31 states with lower hurricane risk, contributing to lower average premium.

Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended June 30,
Auto	78.9	76.4	24.3	26.6	103.2	103.0
Homeowners	131.3	100.0	50.0	250.0	181.3	350.0
Total	80.7	76.9	25.4	32.0	106.1	108.9

Six months ended June 30,
Auto	76.7	74.9	25.4	28.9	102.1	103.8
Homeowners	113.4	77.8	53.3	200.0	166.7	277.8
Total	77.8	74.9	26.4	32.7	104.2	107.6
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.

The Allstate Corporation 71

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Loss ratios by line of business are analyzed in the following table.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended June 30,
Auto	78.9	76.4	3.6	2.2	0.3	(1.0)	—	—
Homeowners	131.3	100.0	56.3	50.0	(6.3)	—	(6.3)	—
Total	80.7	76.9	5.6	3.4	(0.2)	(1.0)	(0.2)	—

Six months ended June 30,
Auto	76.7	74.9	2.4	1.4	0.1	(1.0)	—	—
Homeowners	113.4	77.8	43.4	33.4	(3.3)	—	(3.3)	—
Total	77.8	74.9	3.7	2.1	(0.1)	(1.0)	(0.1)	—
Auto loss ratio increased 2.5 points and 1.8 points in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to higher catastrophe losses and unfavorable prior year reserve reestimates compared to favorable prior year reserve reestimates in 2016.
Catastrophe losses were $24 million and $32 million in the second quarter and first six months of 2017, respectively, compared to $14 million and $17 million in the second quarter and first six months of 2016, respectively. As Esurance increases its homeowners business, we are exposed to more catastrophe losses.
Expense ratio The expense ratios by line of business are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Auto	24.3	26.6	25.4	28.9
Homeowners	50.0	250.0	53.3	200.0
Other personal lines	50.0	50.0	25.0	50.0
Total expense ratio	25.4	32.0	26.4	32.7
The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amortization of DAC	2.4	2.4	2.3	2.4
Advertising expense	8.6	12.2	8.6	12.0
Amortization of purchased intangible assets	—	1.7	0.1	1.6
Other costs and expenses	14.2	15.7	15.0	16.7
Restructuring and related charges	0.2	—	0.4	—
Total expense ratio	25.4	32.0	26.4	32.7
Expense ratio decreased 6.6 points and 6.3 points in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance advertising expense ratio decreased 3.6 points and 3.4 points in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016 primarily due to reductions in homeowners marketing spending.
Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were lower in the second quarter and first six months of 2017 compared to the same periods of 2016. Expense ratio includes amortization of purchased intangible assets from the original acquisition in 2011. Starting in 2017, the portion of the remaining purchased intangible asset related to the Esurance brand name was classified as an infinite-lived intangible and is no longer being amortized, but instead tested for impairment on an annual basis. During the first half of 2017, Esurance reorganized, realigned and regionalized certain departments to improve business performance and the customer experience. The costs associated with this change have been recorded as restructuring and related expenses.

72 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Encompass brand
Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Premiums written	$285	$315	$521	$578
Premiums earned	$274	$304	$557	$613
Claims and claims expense	(199)	(231)	(432)	(470)
Amortization of DAC	(51)	(57)	(103)	(114)
Other costs and expenses	(31)	(30)	(62)	(61)
Restructuring and related charges	(5)	(1)	(5)	(1)
Underwriting loss	$(12)	$(15)	$(45)	$(33)
Catastrophe losses	$52	$34	$119	$75

Underwriting income (loss) by line of business
Auto	$(8)	$(17)	$(9)	$(26)
Homeowners	(10)	—	(38)	3
Other personal lines	6	2	2	(10)
Underwriting loss	$(12)	$(15)	$(45)	$(33)
The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss). The 2017 columns present changes in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. The 2016 columns present changes in the second quarter and first fix months of 2016, respectively, compared to the same periods of 2015.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Underwriting income (loss) - prior period	$(15)	$(50)	$(33)	$(36)
Changes in underwriting loss from:
Increase (decrease) premiums earned	(30)	(14)	(56)	(24)
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	41	18	64	30
Catastrophe losses, excluding reserve reestimates	(18)	22	(43)	5
Non-catastrophe reserve reestimates	9	(1)	18	(18)
Catastrophe reserve reestimates	—	3	(1)	(1)
Losses subtotal	32	42	38	16
(Increase) decrease expenses	1	7	6	11
Underwriting income (loss) - current period	$(12)	$(15)	$(45)	$(33)
Underwriting loss totaled $12 million in the second quarter of 2017 compared to $15 million in the second quarter of 2016, primarily due to the improvement in auto underwriting losses resulting from decreased loss costs and favorable prior year reserve reestimates. Underwriting loss totaled $45 million in the first six months of 2017, a 36.4% increase from a $33 million loss in the first six months of 2016, primarily due to homeowners underwriting losses resulting from decreased premiums earned and higher catastrophe losses.
Our underwriting results were impacted by profit improvement actions that are being implemented in states with inadequate returns, while targeted growth plans are being focused on states with adequate returns. These actions are tailored based on geography and include higher rates, enhanced pricing and underwriting sophistication, adopting best in class underwriting and claim processes, enhanced product analytics, and a focus on geographic presence and product distribution. We have implemented actions to improve profitability in states with inadequate returns, including announcing exiting operations in Massachusetts in second quarter 2017.  These actions have led to a reduction of PIF, new issued applications, and the renewal ratio compared to prior year for both auto and homeowners.

The Allstate Corporation 73

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2017	2016	2017	2016
Auto	$148	$162	$273	$300
Homeowners	112	126	203	230
Other personal lines	25	27	45	48
Total	$285	$315	$521	$578
Premiums earned
Auto	$143	$158	$289	$317
Homeowners	108	121	221	245
Other personal lines	23	25	47	51
Total	$274	$304	$557	$613
Auto insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
PIF (thousands)	571	676	571	676
New issued applications (thousands)	13	15	25	30
Average premium	$1,065	$988	$1,062	$985
Renewal ratio (%)	74.2	75.5	73.7	75.8
Approved rate changes (1):
# of locations (2)	11	10	15	13
Total brand (%) (3)	2.3	4.1	3.7	5.7
Location specific (%) (4) (5)	7.5	9.5	7.8	10.5
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

(2)	Starting in second quarter 2017, Encompass brand operates in 39 states and the District of Columbia, due to exiting business in North Carolina, which was announced in the first half of 2016.

(3)	Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.

(4)
Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $14 million and $22 million in the three and six months ended June 30, 2017, respectively, compared to $26 million and $37 million in the three and six months ended June 30, 2016, respectively. Approximately 30% of the Encompass brand rate increases approved in the first half of 2017 are expected to be earned in 2017, with the remainder expected to be earned in 2018 and 2019.

Auto insurance premiums written totaled $148 million in the second quarter of 2017, an 8.6% decrease from $162 million in the second quarter of 2016, and $273 million in the first six months of 2017, a 9.0% decrease from $300 million in the first six months of 2016. Factors impacting premiums written were the following:

•	15.5% or 105 thousand decrease in PIF as of June 30, 2017 compared to June 30, 2016.

•	13.3% and 16.7% decrease in new issued applications in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016.

•	7.8% increase in average premium in both the second quarter and first six months of 2017 compared to the same periods of 2016.

•
1.3 point and 2.1 point decrease in the renewal ratio in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

74 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Homeowners insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
PIF (thousands)	273	318	273	318
New issued applications (thousands)	8	9	15	18
Average premium	$1,667	$1,629	$1,664	$1,624
Renewal ratio (%)	78.7	79.9	78.5	80.6
Approved rate changes (1):
# of locations (2)	9	6	12	11
Total brand (%)	2.8	1.7	3.0	3.1
Location specific (%) (3)	8.9	8.1	8.0	9.4
_______________

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Starting in second quarter 2017, Encompass brand operates in 39 states and the District of Columbia, due to exiting business in North Carolina, which was announced in the first half of 2016.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $13 million and $14 million in the three and six months ended June 30, 2017, respectively, compared to $9 million and $16 million in the three and six months ended June 30, 2016, respectively.

Homeowners insurance premiums written totaled $112 million in the second quarter of 2017, an 11.1% decrease from $126 million in the second quarter of 2016, and $203 million in the first six months of 2017, an 11.7% decrease from $230 million in the first six months of 2016. Factors impacting premiums written were the following:

•	14.2% or 45 thousand decrease in PIF as of June 30, 2017 compared to June 30, 2016.

•	11.1% and 16.7% decrease in new issued applications in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016.

•	2.3% and 2.5% increase in average premium in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to rate changes.

•
1.2 point and 2.1 point decrease in the renewal ratio in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one product can contribute to declines in the other.

Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended June 30,
Auto	73.4	82.3	32.2	28.5	105.6	110.8
Homeowners	77.8	70.2	31.5	29.8	109.3	100.0
Other personal lines	43.5	64.0	30.4	28.0	73.9	92.0
Total	72.6	76.0	31.8	28.9	104.4	104.9

Six months ended June 30,
Auto	72.3	79.8	30.8	28.4	103.1	108.2
Homeowners	86.9	69.4	30.3	29.4	117.2	98.8
Other personal lines	65.9	92.2	29.8	27.4	95.7	119.6
Total	77.6	76.7	30.5	28.7	108.1	105.4
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.

The Allstate Corporation 75

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Loss ratios by line of business are analyzed in the following table.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended June 30,
Auto	73.4	82.3	4.9	1.9	(0.7)	3.2	(0.7)	(0.6)
Homeowners	77.8	70.2	38.9	24.0	(1.9)	—	(1.9)	(0.8)
Other personal lines	43.5	64.0	13.0	8.0	(21.7)	(16.0)	4.4	—
Total	72.6	76.0	19.0	11.2	(2.9)	0.3	(0.7)	(0.6)

Six months ended June 30,
Auto	72.3	79.8	3.8	1.6	(0.3)	2.2	(0.3)	(0.3)
Homeowners	86.9	69.4	46.6	27.4	0.5	0.4	—	0.4
Other personal lines	65.9	92.2	10.6	5.9	(4.3)	13.7	2.1	(2.0)
Total	77.6	76.7	21.4	12.3	(0.4)	2.4	—	(0.2)
Auto loss ratio decreased 8.9 points and 7.5 points in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to lower frequency and severity, and favorable prior year reserve reestimates, partially offset by higher catastrophe losses.
Homeowners loss ratio increased 7.6 points and 17.5 points in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to higher catastrophe losses and decreased premiums earned, partially offset by favorable prior year reserve reestimates in the second quarter of 2017.
Catastrophe losses were $52 million and $119 million in the second quarter and first six months of 2017, respectively, compared to $34 million and $75 million in the second quarter and first six months of 2016, respectively.
Expense ratio The expense ratios by line of business are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Auto	32.2	28.5	30.8	28.4
Homeowners	31.5	29.8	30.3	29.4
Other personal lines	30.4	28.0	29.8	27.4
Total expense ratio	31.8	28.9	30.5	28.7
The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amortization of DAC	18.6	18.8	18.5	18.6
Advertising expense	—	0.3	—	0.2
Other costs and expenses	11.4	9.5	11.1	9.7
Restructuring and related charges	1.8	0.3	0.9	0.2
Total expense ratio	31.8	28.9	30.5	28.7
Expense ratio increased 2.9 points and 1.8 points in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016. During the second quarter of 2017, Encompass exited certain operations and right-sized certain departments consistent with business volume.  The costs associated with these changes have been recorded as restructuring and related charges.

76 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

SquareTrade
Underwriting results are shown in the following table.

($ in millions)	Three months ended June 30, 2017	Six months ended June 30, 2017
Premiums written	$85	$166
Premiums earned	$70	$129
Claims and claims expense	(29)	(65)
Amortization of DAC	(10)	(18)
Other costs and expenses	(30)	(57)
Amortization of purchased intangible assets	(23)	(46)
Underwriting loss	$(22)	$(57)
SquareTrade was acquired on January 3, 2017 and is focused on providing protection plans covering a wide range of consumer electronic products through retail distribution and mobile operator channels.  Under these protection plans, SquareTrade agrees to repair, replace or indemnify the customer for the cost to repair or replace consumer goods from mechanical or electrical failure due to normal wear and tear after expiration of the term of the original manufacturer’s warranty and in certain cases, accidental damage from handling. Premium revenue and claims and claims expense are recognized over the term of the protection plans. SquareTrade purchases contractual liability insurance from third party insurance companies to support the settlement of claims in the event SquareTrade is unable to fulfill its contractual obligations under the protection plans. The arrangement results in SquareTrade recognizing the costs for settling claims and the insurer recognizing claims costs only in the event SquareTrade is unable to fulfill its contractual obligation or if claims costs are in excess of pre-determined thresholds. SquareTrade is generally required to deposit amounts expected to cover losses into a trust held for paying claims.
Effective May 1, 2017, Allstate Insurance Company (“AIC”) executed a 100% quota share reinsurance agreement with SquareTrade’s largest third party insurer to assume the risk on in-force and newly written protection plans. This agreement reduces the premiums SquareTrade pays to its largest insurer and AIC has accepted the underwriting risk of that insurer on in-force and new protection plans. The insurer has not experienced any losses on the contractual liability insurance contract to date. Based on the loss performance through June 30, 2017, AIC does not anticipate recognizing losses under its reinsurance agreement on existing in-force business. In conjunction with this agreement, claims and claims expense benefited by a $6 million, pre-tax, favorable adjustment for loss experience and Allstate assumed custody for the approximate $200 million in funds held in trust and earmarked for potential future claim payments. Investment income on these funds will be earned by SquareTrade. SquareTrade’s results include the effects of the AIC reinsurance agreement.
Underwriting loss totaled $22 million and $57 million in the second quarter and first six months of 2017, respectively, primarily due to $23 million and $46 million, respectively, of amortization of purchased intangible assets. In conjunction with the acquisition, we recognized $555 million of intangible assets for which we anticipate recognizing amortization expense of approximately $90 million in 2017. Intangible assets are being amortized on an accelerated basis, excluding the SquareTrade brand name which was classified as an infinite-lived intangible and will be tested for impairment on an annual basis, with approximately 75% of the balance expected to be amortized by 2021.
Premiums written increased 4.9% or $4 million to $85 million in the second quarter of 2017 from $81 million in the first quarter of 2017, primarily due to continued growth through our US retail channel. PIF increased by 1.4 million to 31.3 million as of June 30, 2017 compared to 29.9 million as of March 31, 2017.
Claims and claims expense totaled $29 million and $65 million in the second quarter and first six months of 2017, respectively, and decreased compared to the first quarter of 2017, despite higher premiums earned, due to the $6 million favorable adjustment for loss experience.
Other costs and expenses primarily include employee-related costs and professional service fees.

The Allstate Corporation 77

Discontinued

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
Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Premiums earned	$—	$—	$—	$—
Claims and claims expense	(3)	(2)	(5)	(3)
Operating costs and expenses	(2)	—	(2)	(1)
Underwriting loss	$(5)	$(2)	$(7)	$(4)
Reserve reestimates are shown in the table below.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Asbestos claims	$—	$—	$—	$—
Environmental claims	—	—	—	—
Other discontinued lines	3	2	5	3
Total	$3	$2	$5	$3
The table below summarizes reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance.

($ in millions)	June 30, 2017	December 31, 2016
Asbestos claims
Gross reserves	$1,286	$1,356
Reinsurance	(419)	(444)
Net reserves	867	912
Environmental claims
Gross reserves	202	219
Reinsurance	(36)	(40)
Net reserves	166	179
Other discontinued lines
Gross reserves	377	378
Reinsurance	(27)	(25)
Net reserves	350	353
Total
Gross reserves	1,865	1,953
Reinsurance	(482)	(509)
Net reserves	$1,383	$1,444
Approximately 48% and 57% of the total net asbestos and environmental reserves as June 30, 2017 and December 31, 2016, respectively, were for incurred but not reported estimated losses. The decrease of $127 million in incurred but not reported reserves as of June 30, 2017 from December 31, 2016 relates to settlement agreements reached with several insureds on large claims, primarily related to asbestos losses, resulting in a reclassification between incurred but not reported and case reserves. The decrease in the net reserves as of June 30, 2017 related to on-going payments to insureds.

78 www.allstate.com

Property-Liability Investments

Property-Liability Investment Results
Net investment income The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed income securities	$233	$221	$459	$444
Equity securities	33	30	62	50
Mortgage loans	2	3	5	6
Limited partnership interests	118	60	173	118
Short-term investments	4	1	8	3
Other	27	23	49	43
Investment income, before expense	417	338	756	664
Investment expense	(26)	(22)	(54)	(46)
Net investment income	$391	$316	$702	$618
Net investment income increased 23.7% or $75 million to $391 million in the second quarter of 2017 from $316 million in the second quarter of 2016, primarily due to higher limited partnership income and increased invested assets. Net investment income increased 13.6% or $84 million to $702 million in the first six months of 2017 from $618 million in the first six months of 2016, primarily due to higher limited partnership income, increased invested assets and higher equity income. Limited partnership income in both periods included private equity value appreciation and distributions related to the sales of underlying investments.
The average pre-tax investment yields were 3.9% and 3.6% in the second quarter and first six months of 2017, compared to 3.5% and 3.4% in the second quarter and first six months of 2016. Quarterly pre-tax yield is calculated as annualized quarterly investment income, before investment expense divided by the average of the current and prior quarter investment balances. Year-to-date pre-tax yield is calculated as annualized year-to-date investment income, before investment expense divided by the average of investment balances at the beginning of the year and the end of each quarter during the year. For the purposes of the pre-tax yield calculation, income for directly held real estate, timber and other consolidated investments is net of investee level expenses (depreciation and asset level operating expenses reported in investment expense). For investments carried at fair value, investment balances exclude unrealized capital gains and losses.
Realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Impairment write-downs	$(16)	$(42)	$(38)	$(77)
Change in intent write-downs	(21)	(12)	(34)	(31)
Net other-than-temporary impairment losses recognized in earnings	(37)	(54)	(72)	(108)
Sales and other	126	82	306	41
Valuation and settlements of derivative instruments	(4)	(2)	(14)	(6)
Realized capital gains and losses, pre-tax	85	26	220	(73)
Income tax (expense) benefit	(29)	(8)	(75)	27
Realized capital gains and losses, after-tax	$56	$18	$145	$(46)
Realized capital gains in the second quarter and the first six months of 2017, primarily relate to net gains on sales, partially offset by impairment and change in intent write-downs.

The Allstate Corporation 79

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Allstate Financial Highlights

•
Net income applicable to common shareholders was $146 million and $254 million in the second quarter and first six months of 2017, respectively, compared to $116 million and $184 million in the second quarter and first six months of 2016, respectively.

•
Premiums and contract charges totaled $591 million in the second quarter of 2017, an increase of 4.8% from $564 million in the second quarter of 2016, and $1.18 billion in the first six months of 2017, an increase of 4.8% from $1.13 billion in the first six months of 2016.

•
Investments totaled $36.46 billion as of June 30, 2017, reflecting a decrease of $384 million from $36.84 billion as of December 31, 2016. Net investment income increased 14.0% to $496 million in the second quarter of 2017 and 8.0% to $922 million in the first six months of 2017 from $435 million and $854 million in the second quarter and first six months of 2016, respectively.

•
Net realized capital losses totaled $4 million and $5 million in the second quarter and first six months of 2017, respectively, compared to zero and $49 million in the second quarter and first six months of 2016, respectively.

•	Contractholder funds totaled $19.83 billion as of June 30, 2017, reflecting a decrease of $428 million from $20.26 billion as of December 31, 2016.
Allstate Financial Segment
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Premiums and contract charges	$591	$564	$1,184	$1,130
Net investment income	496	435	922	854
Realized capital gains and losses	(4)	—	(5)	(49)
Total revenues	1,083	999	2,101	1,935

Costs and expenses
Contract benefits	(486)	(454)	(960)	(909)
Interest credited to contractholder funds	(175)	(185)	(348)	(375)
Amortization of DAC	(73)	(69)	(152)	(142)
Operating costs and expenses	(130)	(121)	(265)	(244)
Restructuring and related charges	(1)	(1)	(1)	(1)
Total costs and expenses	(865)	(830)	(1,726)	(1,671)

Gain on disposition of operations	2	1	4	3
Income tax expense	(74)	(54)	(125)	(83)
Net income applicable to common shareholders	$146	$116	$254	$184

Life insurance	$65	$67	$125	$126
Accident and health insurance	20	23	39	41
Annuities and institutional products	61	26	90	17
Net income applicable to common shareholders	$146	$116	$254	$184

Allstate Life	$60	$61	$117	$118
Allstate Benefits	25	29	47	49
Allstate Annuities	61	26	90	17
Net income applicable to common shareholders	$146	$116	$254	$184

Investments as of June 30			$36,456	$37,760
We are evaluating a plan to adopt a new segment reporting structure in the fourth quarter of 2017. Please see the Overview section at the beginning of Item 2 of this Form 10-Q for further information.

80 www.allstate.com

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Allstate Life
Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Premiums and contract charges	$319	$310	$640	$622
Net investment income	123	118	243	238
Realized capital gains and losses	1	(3)	2	(15)
Total revenues	443	425	885	845

Costs and expenses
Contract benefits	(187)	(177)	(382)	(357)
Interest credited to contractholder funds	(71)	(71)	(140)	(141)
Amortization of DAC	(39)	(34)	(75)	(67)
Operating costs and expenses	(58)	(54)	(117)	(110)
Restructuring and related charges	—	(1)	—	(1)
Total costs and expenses	(355)	(337)	(714)	(676)

Income tax expense	(28)	(27)	(54)	(51)
Net income applicable to common shareholders	$60	$61	$117	$118

Policies in force as of June 30 (in thousands)			2,020	2,022
Net income applicable to common shareholders was $60 million in the second quarter of 2017 compared to $61 million in the second quarter of 2016. The decrease was primarily due to higher contract benefits and amortization of DAC, partially offset by higher premiums and contract charges and net investment income. Net income applicable to common shareholders was $117 million in the first six months of 2017 compared to $118 million in the first six months of 2016. The decrease was primarily due to higher contract benefits, amortization of DAC and operating costs and expenses, partially offset by higher premiums and contract charges and net realized capital gains in the first six months of 2017 compared to net realized capital losses in the first six months of 2016.
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Traditional life insurance premiums	$139	$130	$279	$260
Accident and health insurance premiums	1	1	1	1
Interest-sensitive life insurance contract charges	179	179	360	361
Premiums and contract charges (1)	$319	$310	$640	$622
____________________

(1)
Contract charges related to the cost of insurance totaled $123 million and $122 million for the second quarter of 2017 and 2016, respectively, and $247 million for both the first six months of 2017 and 2016.

Premiums and contract charges increased 2.9% or $9 million in the second quarter of 2017 and 2.9% or $18 million in the first six months of 2017 compared to the same periods of 2016. The increase in both periods primarily relates to increased traditional life insurance renewal premiums as well as lower levels of reinsurance premiums ceded.
Contract benefits increased 5.6% or $10 million in the second quarter of 2017 and 7.0% or $25 million in the first six months of 2017 compared to the same periods of 2016, primarily due to higher life insurance mortality experience.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread of $76 million in the second quarter of 2017 was comparable to the second quarter of 2016. Benefit spread decreased 4.0% to $145 million in the first six months of 2017 compared to $151 million in the first six months of 2016, primarily due to higher life insurance mortality experience, partially offset by higher life insurance premiums.
In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and interest credited to contractholder funds (“investment spread”).

The Allstate Corporation 81

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Life insurance	$32	$26	$61	$58
Accident and health insurance	—	2	2	3
Net investment income on investments supporting capital	20	19	40	36
Total investment spread	$52	$47	$103	$97
Investment spread increased 10.6% or $5 million in the second quarter of 2017 and 6.2% or $6 million in the first six months of 2017 compared to the same periods of 2016, due to higher net investment income.
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$35	$32	$67	$63
Amortization relating to realized capital gains and losses (1)	4	2	8	4
Amortization acceleration for changes in assumptions (“DAC unlocking”)	—	—	—	—
Total amortization of DAC	$39	$34	$75	$67
____________________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 14.7% or $5 million in the second quarter of 2017 and 11.9% or $8 million in the first six months of 2017 compared to the same periods of 2016. The increase in both periods relates to higher gross profits and net realized capital gains on interest-sensitive life insurance.
Operating costs and expenses increased 7.4% or $4 million in the second quarter of 2017 and 6.4% or $7 million in the first six months of 2017 compared to the same periods of 2016, primarily due to higher net Allstate agencies distribution channel expenses reflecting increased regulatory compliance costs and lower fees from sales of third party financial products. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Non-deferrable commissions	$3	$4	$7	$9
General and administrative expenses	55	50	110	101
Total operating costs and expenses	$58	$54	$117	$110
Analysis of reserves and contractholder funds
The following table summarizes our reserve for life-contingent contract benefits by product.

($ in millions)	June 30,
	2017	2016
Traditional life insurance	$2,420	$2,359
Accident and health insurance	180	180
Reserve for life-contingent contract benefits	$2,600	$2,539

82 www.allstate.com

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses. The following table shows the changes in contractholder funds.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Contractholder funds, beginning balance	$7,497	$7,385	$7,464	$7,359

Deposits	243	245	494	498

Interest credited	70	71	140	141

Benefits, withdrawals and other adjustments
Benefits	(66)	(62)	(129)	(121)
Surrenders and partial withdrawals	(63)	(62)	(128)	(126)
Contract charges	(176)	(175)	(352)	(352)
Net transfers from separate accounts	2	1	3	2
Other adjustments (1)	7	7	22	9
Total benefits, withdrawals and other adjustments	(296)	(291)	(584)	(588)
Contractholder funds, ending balance	$7,514	$7,410	$7,514	$7,410
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

Contractholder deposits decreased 0.8% in both the second quarter and first six months of 2017 compared to the same periods of 2016, primarily due to lower deposits on interest-sensitive life insurance.

The Allstate Corporation 83

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Allstate Benefits
Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Premiums and contract charges	$269	$251	$538	$502
Net investment income	19	18	36	36
Realized capital gains and losses	—	—	—	(5)
Total revenues	288	269	574	533

Costs and expenses
Contract benefits	(143)	(121)	(279)	(249)
Interest credited to contractholder funds	(9)	(10)	(18)	(19)
Amortization of DAC	(33)	(34)	(74)	(72)
Operating costs and expenses	(64)	(60)	(131)	(119)
Total costs and expenses	(249)	(225)	(502)	(459)

Income tax expense	(14)	(15)	(25)	(25)
Net income applicable to common shareholders	$25	$29	$47	$49

Policies in force as of June 30 (in thousands)			4,064	3,752
Net income applicable to common shareholders was $25 million in the second quarter of 2017 compared to $29 million in the second quarter of 2016. The decrease was primarily due to higher contract benefits, partially offset by higher premiums and contract charges. Net income applicable to common shareholders was $47 million in the first six months of 2017 compared to $49 million in the first six months of 2016. The decrease was primarily due to higher contract benefits and operating costs and expenses, partially offset by higher premiums and contract charges and lower realized capital losses.
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Traditional life insurance premiums	$9	$9	$18	$17
Accident and health insurance premiums	232	213	464	429
Interest-sensitive life insurance contract charges	28	29	56	56
Premiums and contract charges (1)	$269	$251	$538	$502
____________________

(1)
Contract charges related to the cost of insurance totaled $15 million and $16 million for the second quarter of 2017 and 2016, respectively, and $30 million for both the first six months of 2017 and 2016.

Premiums and contract charges increased 7.2% or $18 million in the second quarter of 2017 and 7.2% or $36 million in the first six months of 2017 compared to the same periods of 2016. The increase in both periods primarily relates to growth in hospital indemnity, critical illness, disability and accident products. Policies in force increased 8.3% as of June 30, 2017 compared to June 30, 2016.
Contract benefits increased 18.2% or $22 million in the second quarter of 2017 and 12.0% or $30 million in the first six months of 2017 compared to the same periods of 2016, primarily due to higher claim experience as well as growth.
Benefit spread decreased 3.4% to $113 million in the second quarter of 2017 compared to $117 million in the second quarter of 2016 as growth in business in force was more than offset by higher claim experience. Benefit spread increased 2.6% to $233 million in the first six months of 2017 compared to $227 million in the first six months of 2016, primarily due to growth in business in force, partially offset by higher claim experience.

84 www.allstate.com

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Operating costs and expenses increased 6.7% or $4 million in the second quarter of 2017 compared to the second quarter of 2016, primarily due to higher non-deferrable commissions and employee-related costs related to growth, as well as higher technology expenses. Operating costs and expenses increased 10.1% or $12 million in the first six months of 2017 compared to the first six months of 2016, primarily due to higher employee-related costs and non-deferrable commissions related to growth, higher technology expenses and higher guaranty fund expenses. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Non-deferrable commissions	$24	$22	$49	$45
General and administrative expenses	40	38	82	74
Total operating costs and expenses	$64	$60	$131	$119
Analysis of reserves and contractholder funds
The following table summarizes our reserve for life-contingent contract benefits by product.

($ in millions)	June 30,
	2017	2016
Traditional life insurance	$252	$235
Accident and health insurance	708	674
Reserve for life-contingent contract benefits	$960	$909
Contractholder funds relate to interest-sensitive life insurance and totaled $890 million as of June 30, 2017 compared to $881 million as of December 31, 2016 and $875 million as of June 30, 2016.

The Allstate Corporation 85

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Allstate Annuities
Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Contract charges	$3	$3	$6	$6
Net investment income	354	299	643	580
Realized capital gains and losses	(5)	3	(7)	(29)
Total revenues	352	305	642	557

Costs and expenses
Contract benefits	(156)	(156)	(299)	(303)
Interest credited to contractholder funds	(95)	(104)	(190)	(215)
Amortization of DAC	(1)	(1)	(3)	(3)
Operating costs and expenses	(8)	(7)	(17)	(15)
Restructuring and related charges	(1)	—	(1)	—
Total costs and expenses	(261)	(268)	(510)	(536)

Gain on disposition of operations	2	1	4	3
Income tax expense	(32)	(12)	(46)	(7)
Net income applicable to common shareholders	$61	$26	$90	$17

Reserve for life-contingent contract benefits as of June 30			$8,674	$8,767

Contractholder funds as of June 30			$11,428	$12,560

Policies in force as of June 30 (in thousands)			240	261
Net income applicable to common shareholders was $61 million in the second quarter of 2017 compared to $26 million in the second quarter of 2016. The increase was primarily due to higher net investment income and lower interest credited to contractholder funds, partially offset by net realized capital losses in the second quarter of 2017 compared to net realized capital gains in the second quarter of 2016. Net income applicable to common shareholders was $90 million in the first six months of 2017 compared to $17 million in the first six months of 2016. The increase was primarily due to higher net investment income, lower interest credited to contractholder funds and lower net realized capital losses.
Net investment income increased 18.4% or $55 million in the second quarter of 2017 and 10.9% or $63 million in the first six months of 2017 compared to the same periods of 2016, primarily due to higher limited partnership income, including private equity value appreciation and distributions related to the sales of underlying investments. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. To better match the long-term nature of our immediate annuities, we continue to increase performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance. Economic conditions and equity market performance are reflected in performance-based investment results and income could vary significantly between periods.
Net realized capital losses in the second quarter and the first six months of 2017 primarily related to impairment write-downs, partially offset by net gains on sales in connection with ongoing portfolio management.
Contract benefits in the second quarter of 2017 were comparable to the second quarter of 2016. Contract benefits decreased 1.3% or $4 million in the first six months of 2017 compared to the first six months of 2016, primarily due to favorable immediate annuity mortality experience.
Interest credited to contractholder funds decreased 8.7% or $9 million in the second quarter of 2017 and 11.6% or $25 million in the first six months of 2017 compared to the same periods of 2016, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $1 million in both the second quarter and first six months of 2017 compared to increases of $6 million and $12 million in the second quarter and first six months of 2016, respectively.
In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits (“investment spread”).

86 www.allstate.com

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Annuities and institutional products	$94	$35	$122	$52
Net investment income on investments supporting capital	40	37	80	68
Investment spread before valuation changes on embedded derivatives that are not hedged	134	72	202	120
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(1)	(6)	(1)	(12)
Total investment spread	$133	$66	$201	$108
Investment spread before valuation changes on embedded derivatives that are not hedged increased 86.1% to $134 million in the second quarter of 2017 and 68.3% to $202 million in the first six months of 2017 compared to $72 million and $120 million in the second quarter and first six months of 2016, respectively, primarily due to higher net investment income and lower credited interest.
To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities, interest crediting rates and investment spreads. Investment spreads may vary significantly between periods due to the variability in investment income, particularly for immediate fixed annuities where the investment portfolio includes limited partnerships.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2017	2016	2017	2016	2017	2016
Deferred fixed annuities and institutional products	4.2%	4.2%	2.8%	2.8%	1.4%	1.4%
Immediate fixed annuities with and without life contingencies	8.9	6.5	6.0	5.8	2.9	0.7

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2017	2016	2017	2016	2017	2016
Deferred fixed annuities and institutional products	4.3%	4.1%	2.8%	2.8%	1.5%	1.3%
Immediate fixed annuities with and without life contingencies	7.6	6.3	5.9	5.9	1.7	0.4
Operating costs and expenses increased 14.3% or $1 million in the second quarter of 2017 and 13.3% or $2 million in the first six months of 2017 compared to the same periods of 2016, primarily due to higher guaranty fund expenses. The second quarter 2016 period included a reduction in the accrual for anticipated guaranty fund expenses.
Analysis of reserves and contractholder funds
The following table summarizes our product liabilities.

($ in millions)	June 30,
	2017	2016
Immediate fixed annuities with life contingencies	$8,579	$8,656
Other	95	111
Reserve for life-contingent contract benefits	$8,674	$8,767

Deferred fixed annuities	$8,523	$9,321
Immediate fixed annuities without life contingencies	2,792	2,998
Institutional products	—	85
Other	113	156
Contractholder funds	$11,428	$12,560

The Allstate Corporation 87

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as fixed annuities and funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses. The following table shows the changes in contractholder funds.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Contractholder funds, beginning balance	$11,669	$12,836	$11,915	$13,070

Deposits	6	11	17	21

Interest credited	94	104	188	214

Benefits, withdrawals, maturities and other adjustments
Benefits	(160)	(160)	(326)	(349)
Surrenders and partial withdrawals	(180)	(231)	(361)	(406)
Contract charges	(1)	(2)	(3)	(4)
Net transfers from separate accounts	—	—	1	—
Other adjustments (1)	—	2	(3)	14
Total benefits, withdrawals, maturities and other adjustments	(341)	(391)	(692)	(745)
Contractholder funds, ending balance	$11,428	$12,560	$11,428	$12,560
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

Contractholder funds decreased 2.1% and 4.1% in the second quarter and first six months of 2017, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We exited the continuing sale of annuities over an eight year period from 2006 to 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 45.5% and 19.0% in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to the continued runoff of our deferred fixed annuity business.
Surrenders and partial withdrawals decreased 22.1% to $180 million in the second quarter of 2017 and 11.1% to $361 million in the first six months of 2017 from $231 million and $406 million in the second quarter and first six months of 2016, respectively. The annualized surrender and partial withdrawal rate on deferred fixed annuities products, based on the beginning of year contractholder funds, was 8.7% in the first six months of 2017 compared to 9.0% in the first six months of 2016.

88 www.allstate.com

Investments

Consolidated Investment Highlights

•	Investments totaled $81.31 billion as of June 30, 2017, decreasing from $81.80 billion as of December 31, 2016.

•	Unrealized net capital gains totaled $2.55 billion as of June 30, 2017, increasing from $1.77 billion as of December 31, 2016.

•
Net investment income was $897 million in the second quarter of 2017, an increase of 17.7% from $762 million in the second quarter of 2016, and $1.65 billion in the first six months of 2017, an increase of 10.2% from $1.49 billion in the first six months of 2016.

•
Net realized capital gains were $81 million in the second quarter of 2017 compared to $24 million in the second quarter of 2016. Net realized capital gains were $215 million in the first six months of 2017 compared to net realized capital losses of $125 million in the first six months of 2016.

Investments
Portfolio composition by reporting segment The composition of the investment portfolios by reporting segment as of June 30, 2017 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$31,882	74.0%	$25,065	68.7%	$1,709	96.8%	$58,656	72.2%
Equity securities (2)	4,410	10.2	1,699	4.7	8	0.4	6,117	7.5
Mortgage loans	297	0.7	4,039	11.1	—	—	4,336	5.3
Limited partnership interests (3)	3,266	7.6	2,940	8.1	—	—	6,206	7.6
Short-term investments (4)	1,560	3.6	566	1.5	49	2.8	2,175	2.7
Other	1,668	3.9	2,147	5.9	—	—	3,815	4.7
Total	$43,083	100.0%	$36,456	100.0%	$1,766	100.0%	$81,305	100.0%
____________________

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.53 billion, $23.68 billion, $1.69 billion and $56.90 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $3.84 billion, $1.47 billion, $8 million and $5.32 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(3)
We have commitments to invest in additional limited partnership interests totaling $1.66 billion, $1.41 billion and $3.07 billion for Property-Liability, Allstate Financial, and in Total, respectively.

(4)	Short-term investments are carried at fair value.

(5)	Balances reflect the elimination of related party investments between segments.
Investments totaled $81.31 billion as of June 30, 2017, decreasing from $81.80 billion as of December 31, 2016, primarily due to the $1.4 billion SquareTrade acquisition on January 3, 2017. Common share repurchases, dividends paid to shareholders and net reductions in contractholder funds also contributed to the decline, which were offset by positive operating cash flows and higher fixed income and equity valuations.
The Property-Liability investment portfolio totaled $43.08 billion as of June 30, 2017, increasing from $42.72 billion as of December 31, 2016, primarily due to higher fixed income and equity valuations, positive operating cash flows and dividends paid by Allstate Life Insurance Company (“ALIC”) to AIC, partially offset by the SquareTrade acquisition and dividends paid by AIC to The Allstate Corporation (the “Corporation”).
The Allstate Financial investment portfolio totaled $36.46 billion as of June 30, 2017, decreasing from $36.84 billion as of December 31, 2016, primarily due to dividends paid by ALIC to AIC and net reductions in contractholder funds, partially offset by higher fixed income and equity valuations and positive operating cash flows.
The Corporate and Other investment portfolio totaled $1.77 billion as of June 30, 2017, decreasing from $2.24 billion as of December 31, 2016, primarily due to dividends paid to shareholders and common share repurchases, partially offset by dividends paid by AIC to the Corporation.

The Allstate Corporation 89

Investments

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
Performance-Based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk. Returns are impacted by a variety of factors including general macroeconomic and public market conditions as public benchmarks are often used in the valuation of underlying investments. Variability in earnings will also result from the performance of the underlying assets or business and the timing of liquidation of those investments. Earnings from the liquidation of investments may be recorded as net investment income or realized capital gains and losses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and often enhance returns and income through transformation at the company or property level. A portion of these investments seek returns in markets or asset classes that are dislocated or special situations, primarily in private markets.
The following table presents the investment portfolio by strategy as of June 30, 2017.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based
Fixed income securities	$58,656	$51,100	$7,488	$68
Equity securities	6,117	4,583	1,438	96
Mortgage loans	4,336	4,336	—	—
Limited partnership interests	6,206	553	—	5,653
Short-term investments	2,175	1,880	295	—
Other	3,815	3,094	176	545
Total	$81,305	$65,546	$9,397	$6,362
% of total		81%	11%	8%

Property-Liability	$43,083	$31,523	$8,179	$3,381
Allstate Financial	36,456	32,257	1,218	2,981
Corporate & Other	1,766	1,766	—	—

Unrealized net capital gains and losses
Fixed income securities	$1,755	$1,674	$81	$—
Equity securities	796	730	53	13
Limited partnership interests	(1)	—	—	(1)
Other	(1)	(1)	—	—
Total	$2,549	$2,403	$134	$12

90 www.allstate.com

Investments

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of June 30, 2017	Fair value as of December 31, 2016
U.S. government and agencies	$3,426	$3,637
Municipal	7,855	7,333
Corporate	44,251	43,601
Foreign government	1,047	1,075
Asset-backed securities (“ABS”)	1,243	1,171
Residential mortgage-backed securities (“RMBS”)	641	728
Commercial mortgage-backed securities (“CMBS”)	170	270
Redeemable preferred stock	23	24
Total fixed income securities	$58,656	$57,839
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of June 30, 2017, 85.3% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of June 30, 2017.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,426	$63	$—	$—	$3,426	$63
Municipal
Tax exempt	5,477	38	43	—	5,520	38
Taxable	2,302	273	33	1	2,335	274
Corporate
Public	27,381	721	4,758	139	32,139	860
Privately placed	9,002	301	3,110	83	12,112	384
Foreign government	1,046	28	1	—	1,047	28
ABS
Collateralized debt obligations (“CDO”)	568	(6)	43	8	611	2
Consumer and other asset-backed securities (“Consumer and other ABS”)	631	4	1	—	632	4
RMBS
U.S. government sponsored entities (“U.S. Agency”)	122	4	—	—	122	4
Non-agency	22	(1)	497	89	519	88
CMBS	55	1	115	6	170	7
Redeemable preferred stock	23	3	—	—	23	3
Total fixed income securities	$50,055	$1,429	$8,601	$326	$58,656	$1,755

Property-Liability	$26,573	$166	$5,309	$182	$31,882	$348
Allstate Financial	21,871	1,246	3,194	141	25,065	1,387
Corporate & Other	1,611	17	98	3	1,709	20
Total fixed income securities	$50,055	$1,429	$8,601	$326	$58,656	$1,755
Municipal bonds, including tax exempt and taxable securities, totaled $7.86 billion as of June 30, 2017 with an unrealized net capital gain of $312 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

The Allstate Corporation 91

Investments

Corporate bonds, including publicly traded and privately placed, totaled $44.25 billion as of June 30, 2017, with an unrealized net capital gain of $1.24 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $1.24 billion as of June 30, 2017, with 96.5% rated investment grade and an unrealized net capital gain of $6 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $611 million as of June 30, 2017, with 93.0% rated investment grade. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $632 million as of June 30, 2017, with 99.8% rated investment grade. Consumer and other ABS consists of $223 million of consumer auto, $148 million of credit card and $261 million of other ABS with unrealized net capital gains of $1 million, zero and $3 million, respectively.
RMBS totaled $641 million as of June 30, 2017, with 22.5% rated investment grade and an unrealized net capital gain of $92 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $519 million as of June 30, 2017, with 4.2% rated investment grade and an unrealized net capital gain of $88 million.
CMBS totaled $170 million as of June 30, 2017, with 32.4% rated investment grade and an unrealized net capital gain of $7 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. The CMBS investments are primarily traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $6.12 billion as of June 30, 2017, with an unrealized net capital gain of $796 million.
Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.34 billion as of June 30, 2017 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of June 30, 2017.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$1,109	$115	$45	$1,269
Equity method of accounting (“EMA”)	3,416	1,013	508	4,937
Total	$4,525	$1,128	$553	$6,206

Number of managers	130	39	14	183
Number of individual investments	240	83	19	342
Largest exposure to single investment	$170	$62	$224	$224
Unrealized net capital gains totaled $2.55 billion as of June 30, 2017 compared to $1.77 billion as of December 31, 2016. The increase for fixed income securities was primarily due to a decrease in market yields resulting from tighter credit spreads and lower long-term risk-free interest rates. The increase for equity securities was primarily due to favorable equity market performance, partially offset by capital gains through sales.

92 www.allstate.com

Investments

The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2017	December 31, 2016
U.S. government and agencies	$63	$65
Municipal	312	217
Corporate	1,244	859
Foreign government	28	32
ABS	6	2
RMBS	92	77
CMBS	7	8
Redeemable preferred stock	3	3
Fixed income securities	1,755	1,263
Equity securities	796	509
Derivatives	(1)	2
EMA limited partnerships	(1)	(4)
Unrealized net capital gains and losses, pre-tax	$2,549	$1,770

Property-Liability	$918	$500
Allstate Financial	1,615	1,263
Corporate & Other	16	7
Unrealized net capital gains and losses, pre-tax	$2,549	$1,770
The unrealized net capital gain for the fixed income portfolio totaled $1.76 billion, comprised of $1.96 billion of gross unrealized gains and $208 million of gross unrealized losses as of June 30, 2017. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.26 billion, comprised of $1.71 billion of gross unrealized gains and $447 million of gross unrealized losses as of December 31, 2016.
Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2017 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$13,264	$334	$(37)	$13,561
Utilities	5,496	351	(30)	5,817
Banking	3,160	41	(19)	3,182
Energy	2,279	87	(15)	2,351
Communications	3,636	105	(13)	3,728
Capital goods	4,646	137	(13)	4,770
Financial services	2,808	89	(8)	2,889
Technology	3,623	70	(6)	3,687
Basic industry	2,139	80	(5)	2,214
Transportation	1,571	89	(3)	1,657
Other	385	11	(1)	395
Total corporate fixed income portfolio	43,007	1,394	(150)	44,251
U.S. government and agencies	3,363	70	(7)	3,426
Municipal	7,543	336	(24)	7,855
Foreign government	1,019	34	(6)	1,047
ABS	1,237	16	(10)	1,243
RMBS	549	96	(4)	641
CMBS	163	14	(7)	170
Redeemable preferred stock	20	3	—	23
Total fixed income securities	$56,901	$1,963	$(208)	$58,656
The consumer goods, utilities and capital goods sectors comprise 31%, 13% and 11%, respectively, of the carrying value of our corporate fixed income securities portfolio as of June 30, 2017. The consumer goods, utilities and banking sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2017. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

The Allstate Corporation 93

Investments

The unrealized net capital gain for the equity portfolio totaled $796 million, comprised of $837 million of gross unrealized gains and $41 million of gross unrealized losses as of June 30, 2017. This is compared to an unrealized net capital gain for the equity portfolio totaling $509 million, comprised of $594 million of gross unrealized gains and $85 million of gross unrealized losses as of December 31, 2016.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed income securities	$527	$520	$1,045	$1,038
Equity securities	49	44	93	72
Mortgage loans	50	53	105	106
Limited partnership interests	253	126	373	247
Short-term investments	6	3	12	7
Other	60	57	116	108
Investment income, before expense	945	803	1,744	1,578
Investment expense	(48)	(41)	(99)	(85)
Net investment income	$897	$762	$1,645	$1,493

Property-Liability	$391	$316	$702	$618
Allstate Financial	496	435	922	854
Corporate & Other	10	11	21	21
Net investment income	$897	$762	$1,645	$1,493

Market-Based Core	$601	$595	$1,186	$1,176
Market-Based Active	73	67	147	128
Performance-Based	271	141	411	274
Investment income, before expense	$945	$803	$1,744	$1,578
Net investment income increased 17.7% or $135 million in the second quarter of 2017 compared to the second quarter of 2016. Net investment income increased 10.2% or $152 million in the first six months of 2017 compared to the first six months of 2016. Both periods benefited from strong performance-based results, including higher limited partnership and equity income. Limited partnership income reflects the continued growth of our performance-based strategy and included private equity value appreciation and distributions related to the sales of underlying investments.

94 www.allstate.com

Investments

Performance-based investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets with a majority being limited partnerships. The following table presents investment income for performance-based investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Limited partnerships
Private equity (1)	$209	$113	$323	$198
Real estate	43	12	47	45
Timber and agriculture-related	1	1	3	4
Performance-based - limited partnerships	253	126	373	247

Non-limited partnerships
Private equity	5	4	14	6
Real estate	10	8	20	16
Timber and agriculture-related	3	3	4	5
Performance-based - non-limited partnerships	18	15	38	27

Total
Private equity	214	117	337	204
Real estate	53	20	67	61
Timber and agriculture-related	4	4	7	9
Total performance-based	$271	$141	$411	$274

Investee level expenses (2)	$(8)	$(8)	$(17)	$(16)

Property-Liability	$129	$69	$196	$135
Allstate Financial	142	72	215	139
Total performance-based	$271	$141	$411	$274
______________________________

(1)	Includes infrastructure.

(2)
Investee level expenses include depreciation and asset level operating expenses reported in investment expense. When calculating the pre-tax yields, investee level expenses are netted against income for directly held real estate, timber and other consolidated investments.

Performance-based investment income increased 92.2% or $130 million in the second quarter of 2017 and 50.0% or $137 million in the first six months of 2017 compared to the same periods of 2016. The increase in both periods reflects the continued growth of our performance-based strategy and included private equity value appreciation and distributions related to the sales of underlying investments. Economic conditions and equity market performance impact performance-based investment results and income could vary significantly between periods.

The Allstate Corporation 95

Investments

Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Impairment write-downs
Fixed income securities	$(7)	$(3)	$(20)	$(19)
Equity securities	(11)	(35)	(31)	(90)
Limited partnership interests	(9)	(24)	(16)	(11)
Other investments	(1)	(1)	(4)	(2)
Total impairment write-downs	(28)	(63)	(71)	(122)
Change in intent write-downs	(22)	(16)	(38)	(38)
Net other-than-temporary impairment losses recognized in earnings	(50)	(79)	(109)	(160)
Sales and other	139	104	347	45
Valuation and settlements of derivative instruments	(8)	(1)	(23)	(10)
Realized capital gains and losses, pre-tax	81	24	215	(125)
Income tax (expense) benefit	(28)	(7)	(74)	46
Realized capital gains and losses, after-tax	$53	$17	$141	$(79)

Property-Liability	$56	$18	$145	$(46)
Allstate Financial	(3)	—	(4)	(32)
Corporate & Other	—	(1)	—	(1)
Realized capital gains and losses, after-tax	$53	$17	$141	$(79)

Market-Based Core	$44	$13	$131	$(78)
Market-Based Active	43	39	102	(8)
Performance-Based	(6)	(28)	(18)	(39)
Realized capital gains and losses, pre-tax	$81	$24	$215	$(125)
Realized capital gains in the second quarter and in the first six months of 2017, primarily related to net gains on sales, partially offset by impairments and change in intent write-downs.
Impairment write-downs totaled $28 million and $71 million in the three and six months ended June 30, 2017. Equity securities were written down due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and prospects of the issuer, including relevant industry conditions and trends. Fixed income and limited partnership write-downs related to investment specific circumstances.
Change in intent write-downs totaled $22 million and $38 million in the three and six months ended June 30, 2017, respectively, and primarily relates to $1.8 billion of equity securities as of June 30, 2017 that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio as well as approximately $0.6 billion of equity securities managed by a third party where we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position due to an upcoming change in the equity manager.
Sales and other generated $139 million and $347 million of net realized capital gains in the three and six months ended June 30, 2017, respectively. Sales and other primarily included sales of equity securities in connection with ongoing portfolio management, as well as gains from valuation changes in public securities held in certain limited partnerships.
Valuation and settlements of derivative instruments generated net realized capital losses of $8 million for the three months ended June 30, 2017 primarily comprised of losses on foreign currency contracts due to the weakening of the U.S. Dollar. Valuation and settlements of derivative instruments generated net realized capital losses of $23 million for the six months ended June 30, 2017 primarily comprised of losses on foreign currency contracts due to the weakening of the U.S. Dollar and losses on equity futures used for risk management due to increases in equity indices.

96 www.allstate.com

Investments

The following table presents realized capital gains and losses for performance-based investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Limited partnerships
Private equity	$(8)	$(20)	$(18)	$(8)
Real estate	4	—	5	1
Timber and agriculture-related	—	—	—	—
Performance-based - limited partnerships (1)	(4)	(20)	(13)	(7)

Non-limited partnerships
Private equity	(11)	(8)	(15)	(33)
Real estate	9	—	9	1
Timber and agriculture-related	—	—	1	—
Performance-based - non-limited partnerships	(2)	(8)	(5)	(32)

Total
Private equity	(19)	(28)	(33)	(41)
Real estate	13	—	14	2
Timber and agriculture-related	—	—	1	—
Total performance-based	$(6)	$(28)	$(18)	$(39)

Property-Liability	$4	$(20)	$(2)	$(28)
Allstate Financial	(10)	(8)	(16)	(11)
Total performance-based	$(6)	$(28)	$(18)	$(39)
______________________________

(1)
Other limited partnership interests are located in market-based core and are not included in the table above. Realized capital gains and losses were $35 million and $7 million in the second quarter of 2017 and 2016, respectively, and $84 million and $20 million in the first six months of 2017 and 2016, respectively, for these limited partnership interests.

Net realized capital losses on performance-based investments were $6 million in the second quarter of 2017 and $18 million in the first six months of 2017. The second quarter and first six months of 2017 included impairment write-downs on private equity investments and derivative losses related to the hedging of foreign currency risk.

The Allstate Corporation 97

Capital Resources and Liquidity

Capital Resources and Liquidity Highlights

•	Shareholders’ equity as of June 30, 2017 was $21.50 billion, an increase of 4.5% from $20.57 billion as of December 31, 2016.

•
On January 3, 2017 and April 3, 2017, we paid common shareholder dividends of $0.33 and $0.37, respectively. On May 25, 2017, we declared a common shareholder dividend of $0.37 payable on July 3, 2017. On July 11, 2017, we declared a common shareholder dividend of $0.37 payable on October 2, 2017.

•	As of June 30, 2017, there was $45 million remaining on the $1.5 billion common share repurchase program.

•	On June 9, 2017, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Goldman, Sachs & Co. LLC (“Goldman”) to purchase $250 million of our outstanding common stock.

•	On August 1, 2017, the Board authorized a new $2 billion common share repurchase program that is expected to be completed by February 2019.
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

($ in millions)	June 30, 2017	December 31, 2016
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$21,399	$20,989
Accumulated other comprehensive income (loss)	102	(416)
Total shareholders’ equity	21,501	20,573
Debt	6,348	6,347
Total capital resources	$27,849	$26,920
Ratio of debt to shareholders’ equity	29.5%	30.9%
Ratio of debt to capital resources	22.8%	23.6%
Shareholders’ equity increased in the first six months of 2017, primarily due to net income and increased unrealized net capital gains on investments, partially offset by common share repurchases and dividends paid to shareholders. In the six months ended June 30, 2017, we paid dividends of $257 million and $58 million related to our common and preferred shares, respectively.
Common share repurchases As of June 30, 2017, there was $45 million remaining on the $1.5 billion common share repurchase program that is expected to be completed by August 2017. On June 9, 2017, we entered into an ASR Agreement with Goldman to purchase $250 million of our outstanding common stock. Under the ASR Agreement, we paid $250 million upfront and initially acquired 2.5 million shares. The actual number of shares we repurchase under the ASR Agreement, and the average price paid per share, will be determined at the completion of the ASR Agreement based on the volume weighted average price of Allstate’s common stock during the period of Goldman’s purchase, which will end on or before August 17, 2017. During the first six months of 2017, we repurchased 7.9 million common shares for $646 million in the market.
On August 1, 2017, the Board authorized a new $2 billion common share repurchase program that is expected to be completed by February 2019. We may issue preferred stock during the second half of 2017 for general corporate purposes, including partial funding of repurchases under the new authorization.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. The preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. In July 2017, Moody’s affirmed The Allstate Corporation’s debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength ratings of Aa3 for AIC and A1 for both ALIC and Allstate Assurance Company (“AAC”). The outlook for the ratings remained stable. There have been no changes to our ratings from A.M. Best or S&P since December 31, 2016.
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

98 www.allstate.com

Capital Resources and Liquidity

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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $2.11 billion as of June 30, 2017 comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. This provides funds for the parent company’s fixed charges and other corporate purposes.
In the first six months of 2017, AIC paid dividends totaling $701 million to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $701 million of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of June 30, 2017, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first six months of 2017, we did not defer interest payments on the subordinated debentures.
In connection with the Series A 6.50% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 and the Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (together the “Debentures”), the Corporation entered into replacement capital covenants (“RCCs”) for the benefit of the holders of one or more other designated series of the Corporation’s indebtedness (the “Covered Debt”). On May 16, 2017, a Redesignation Date occurred in accordance with the Series A RCCs. As a result, the Corporation’s 7.45% Senior Notes due 2019 were no longer the Covered Debt under the Series A RCCs, and the 5.75% Subordinated Debentures due 2053 became the new Covered Debt. On May 16, 2017, the Series B RCCs terminated pursuant to the terms of the Series B RCCs, and the obligations of the Corporation pursuant to the Series B RCCs expired. For further information, see Note 12 of our Annual Report on Form 10-K for 2016.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2017, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.5% as of June 30, 2017. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during second quarter or the first six months of 2017.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 539 million shares of treasury stock as of June 30, 2017), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

The Allstate Corporation 99

Capital Resources and Liquidity

Liquidity exposure Contractholder funds were $19.83 billion as of June 30, 2017. The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2017.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,055	15.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,010	25.3
Market value adjustments (2)	1,516	7.6
Subject to discretionary withdrawal without adjustments (3)	10,251	51.7
Total contractholder funds (4)	$19,832	100.0%
_______________

(1)	Includes $1.20 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$957 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $757 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.1% and 6.4% in the first six months of 2017 and 2016, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

100 www.allstate.com

Recent Developments

Recent Developments
The following updates the regulation disclosures included in Part I Regulation in our Annual Report on Form 10-K for the year-ended December 31, 2016 and Form 10-Q for the period ended March 31, 2017.
Department of Labor. In April 2016, the U.S. Department of Labor (“DOL”) issued a rule expanding the range of activities considered to be “investment advice” and establishing a new framework for determining whether an entity or person is a “fiduciary” when selling mutual funds, variable and indexed annuities, or variable life products in connection with an Individual Retirement Account (“IRA”) or an employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The rule, in its current form, impacts the non-proprietary products provided by Allstate agencies and Allstate’s broker-dealer, Allstate Financial Services, LLC, their sales processes and volumes, and producer compensation arrangements. Allstate does not currently sell proprietary annuities or proprietary variable life products in connection with IRAs or employee benefit plans covered under ERISA. Allstate Benefits offers universal life products which, when sold in an employee welfare benefit plan, may be considered subject to the fiduciary rule as an insurance product with an “investment component.” Products that we previously offered and continue to have in force, such as indexed annuities, are impacted by the rule. These requirements may increase regulatory costs and litigation exposure. The financial impact to Allstate is expected to be immaterial. The phased implementation of the rule began June 9, 2017, with full compliance currently required by January 1, 2018. The DOL is engaging in analysis of the issues raised by the President of the United States directing the DOL to examine the fiduciary duty rule to determine whether it may adversely affect investors or retirees or adversely affect the ability of Americans to gain access to retirement information and financial advice. The DOL has issued a Request For Information to assist the DOL in assessing the impact. It is yet to be determined whether any other action, including changes to the rule’s requirements, will result from the DOL’s continued examination of the rule. In addition, the new Securities and Exchange Commission Chairman has pledged to work with the DOL Secretary on a fiduciary rule.
Dodd-Frank. The Secretary of the Treasury (operating through Federal Insurance Office (“FIO”)) and the Office of the U.S. Trade Representative (“USTR”) are jointly authorized, pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), to negotiate a Covered Agreement with one or more foreign governments, authorities, or regulatory entities. A Covered Agreement is a written bilateral or multilateral agreement that “relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection for insurance or reinsurance consumers that is substantially equivalent to the level of protection achieved under State insurance or reinsurance regulation.” A Covered Agreement may become effective 90 days after the Secretary of the Treasury and USTR jointly submit a final agreement to the House Financial Services, House Ways and Means, Senate Banking, and Senate Finance committees. The House and Senate committees are not required to vote on the Covered Agreement for it to become effective. Following expiration of the 90 day holdover period, the U.S. Treasury Secretary and USTR must sign a Covered Agreement for it to become effective. As provided in Dodd-Frank, a Covered Agreement cannot preempt (i.e. displace) state insurance measures that govern an insurer’s rates, premiums, underwriting or sales practices; any state insurance coverage requirements; the application of antitrust laws of any state to the business of insurance; or any state insurance measure governing insurer capital or solvency, except where a state insurance measure results in less favorable treatment of a non-U.S. insurer than a U.S. insurer.
In November 2015, Treasury and USTR notified Congress that they were formally initiating negotiations on a Covered Agreement with the EU (the “Covered Agreement”) addressing: permanent equivalence treatment of the U.S. regulatory system by the EU; confidential sharing of information across jurisdictions; and uniform treatment of EU-based reinsurers operating in the U.S., including with respect to reinsurance collateral. On January 13, 2017, the Secretary of the Treasury and USTR jointly submitted a Covered Agreement consistent with their November 2015 notification to Congress. The Covered Agreement submitted was designed to secure equivalence treatment of the U.S. regulatory system by the EU, address the confidential sharing of information by regulators across jurisdictions, and eliminate reinsurance collateral requirements for EU-based foreign reinsurers in all States that meet certain conditions. In accordance with authorities provided in Dodd-Frank, the Covered Agreement may preempt (i.e., displace) state laws after 60 months from its effective date if then existing State insurance measures affected by the Covered Agreement result in less favorable treatment of an EU insurer or reinsurer subject to the Covered Agreement than a U.S. insurer domiciled, licensed, or otherwise admitted in a U.S. State. On July 14, 2017, the U.S. Department of the Treasury and USTR announced their intent to sign the Covered Agreement submitted to Congress on January 13, 2017. In addition to signing the Covered Agreement, the joint notice referenced a U.S. policy statement on implementation expected on or around the date of signing.
Federal Reserve Board. On April 21, 2017, the President signed an Executive Order directing the Secretary of the Treasury to conduct a review of the systemically important financial institutions (“SIFI”) designation process and provide a written report within 180 days of the date of the Executive Order. The Executive Order directs the Secretary of the Treasury to consider, among other attributes, whether the designation process is sufficiently transparent, provides entities with adequate due process, is supported by quantified risk assessments, and whether the designated entity is provided an opportunity to reduce identified risks to avoid SIFI designation. The Executive Order also directs the Secretary of the Treasury to evaluate the activities of the Financial Stability Oversight Council (“FSOC”) related to its authority to make SIFI designations and determine whether that authority is consistent

The Allstate Corporation 101

Recent Developments

with the Presidential Executive Order on Core Principles for Regulating the U.S. Financial System. Lastly, the Executive Order temporarily suspends SIFI determinations and designations pending submission and review of the Secretary of the Treasury’s report. The Company has not been designated a SIFI under existing criteria nor does it anticipate a future SIFI designation if the activities and authorities of the FSOC are modified.
On June 8, 2017, the House of Representatives passed the Financial CHOICE Act (“Act”) that would repeal or modify significant portions of Dodd-Frank and address a wide range of other financial regulations. The Act would repeal FSOC authority to designate certain nonbank financial institutions as systemically important, rescind previous FSOC designations of nonbank financial institutions as systemically important, and repeal FSOC authority to order a nonbank financial institution to sell or transfer assets upon the recommendation of the Federal Reserve.
U.S. Treasury Department. On February 3, 2017, the President signed an Executive Order establishing Core Principles for financial regulation. These principles include empowering Americans to make independent financial decisions, save for retirement, and build wealth; preventing taxpayer-funded bailouts; promoting American competitiveness both at home and abroad; and making regulation efficient, effective and appropriately tailored. The Executing Order calls for the Secretary of the Treasury to evaluate the existing U.S. financial regulatory system to determine the extent to which existing regulation promotes the Core Principles and to identify laws, regulations, and other regulatory actions that inhibit regulation in a manner consistent with the Core Principles. The first in a series of reports examining the U.S. financial regulatory system focused on depository institutions and was released on June 12, 2017. Subsequent reports, including one that will address the asset management and insurance industries, are expected later in 2017.

102 www.allstate.com

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Allstate Corporation 103

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
April 1, 2017 - April 30, 2017
Open Market Purchases	981,245	$81.0887	980,700
May 1, 2017 - May 31, 2017
Open Market Purchases	1,141,384	$84.7170	1,140,200
June 1, 2017 - June 30, 2017
Goldman ASR (2)	2,454,945	$86.5600	2,454,945
Open Market Purchases	103,358	$86.4810	100,000
Total	4,680,932	$84.9619	4,675,845	$45 million
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

April: 545
May: 1,184
June: 3,358

(2)
On June 9, 2017, Allstate entered into an accelerated share repurchase agreement (“ASR Agreement”) with Goldman, Sachs & Co. LLC (“Goldman”) to purchase $250 million of our outstanding shares of common stock. In exchange for an upfront payment of $250 million, Goldman initially delivered 2,454,945 shares to Allstate. The actual number of shares we repurchase under the ASR Agreement, and the average price paid per share, will be determined at the completion of the ASR Agreement based on the volume weighted average price of Allstate’s common stock during the period of Goldman’s purchases, which will end on or before August 17, 2017.

(3)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4)	On May 4, 2016, we announced the approval of a new common share repurchase program for $1.5 billion, which we expect to be completed by August 2017.

104 www.allstate.com

Item 6. Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

10.1	The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	Proxy	1-11840	App. D	April 12, 2017
10.2	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2017, under The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors					X
10.3	Offer Letter dated September 4, 2015, to Mary Jane Fortin					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 1, 2017, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

The Allstate Corporation 105

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 1, 2017	By	/s/ Eric K. Ferren
Eric K. Ferren
(chief accounting officer and duly
authorized officer of Registrant)

106 www.allstate.com