Form 10-Q
period 2017-09-30
ALLSTATE CORP
filed 2017-11-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
As of October 17, 2017, the registrant had 358,825,941 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
September 30, 2017

Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues
Property-liability insurance premiums	$8,121	$7,869	$24,098	$23,406
Life and annuity premiums and contract charges	593	571	1,777	1,701
Net investment income	843	748	2,488	2,241
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(26)	(73)	(135)	(241)
OTTI losses reclassified to (from) other comprehensive income	(2)	—	(2)	8
Net OTTI losses recognized in earnings	(28)	(73)	(137)	(233)
Sales and other realized capital gains and losses	131	106	455	141
Total realized capital gains and losses	103	33	318	(92)
	9,660	9,221	28,681	27,256
Costs and expenses
Property-liability insurance claims and claims expense	5,545	5,553	16,650	17,138
Life and annuity contract benefits	456	484	1,416	1,393
Interest credited to contractholder funds	174	183	522	558
Amortization of deferred policy acquisition costs	1,200	1,138	3,545	3,393
Operating costs and expenses	1,218	1,021	3,401	3,043
Restructuring and related charges	14	5	77	21
Interest expense	83	73	251	218
	8,690	8,457	25,862	25,764

Gain on disposition of operations	1	1	15	4

Income from operations before income tax expense	971	765	2,834	1,496

Income tax expense	305	245	894	459

Net income	666	520	1,940	1,037

Preferred stock dividends	29	29	87	87

Net income applicable to common shareholders	$637	$491	$1,853	$950

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$1.76	$1.32	$5.10	$2.54
Weighted average common shares - Basic	361.3	371.5	363.5	374.4
Net income applicable to common shareholders per common share - Diluted	$1.74	$1.31	$5.02	$2.51
Weighted average common shares - Diluted	367.1	375.9	369.1	378.9
Cash dividends declared per common share	$0.37	$0.33	$1.11	$0.99

See notes to condensed consolidated financial statements.

The Allstate Corporation 1

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$666	$520	$1,940	$1,037

Other comprehensive income, after-tax
Changes in:
Unrealized net capital gains and losses	125	193	598	1,197
Unrealized foreign currency translation adjustments	28	(7)	36	12
Unrecognized pension and other postretirement benefit cost	73	21	110	48
Other comprehensive income, after-tax	226	207	744	1,257

Comprehensive income	$892	$727	$2,684	$2,294

See notes to condensed consolidated financial statements.

2 www.allstate.com

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position

($ in millions, except par value data)	September 30, 2017	December 31, 2016
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $57,608 and $56,576)	$59,391	$57,839
Equity securities, at fair value (cost $5,468 and $5,157)	6,434	5,666
Mortgage loans	4,322	4,486
Limited partnership interests	6,600	5,814
Short-term, at fair value (amortized cost $2,198 and $4,288)	2,198	4,288
Other	3,826	3,706
Total investments	82,771	81,799
Cash	690	436
Premium installment receivables, net	5,922	5,597
Deferred policy acquisition costs	4,147	3,954
Reinsurance recoverables, net	9,748	8,745
Accrued investment income	590	567
Property and equipment, net	1,067	1,065
Goodwill	2,309	1,219
Other assets	2,966	1,835
Separate Accounts	3,422	3,393
Total assets	$113,632	$108,610
Liabilities
Reserve for property-liability insurance claims and claims expense	$27,154	$25,250
Reserve for life-contingent contract benefits	12,227	12,239
Contractholder funds	19,650	20,260
Unearned premiums	13,535	12,583
Claim payments outstanding	959	879
Deferred income taxes	1,249	487
Other liabilities and accrued expenses	6,968	6,599
Long-term debt	6,349	6,347
Separate Accounts	3,422	3,393
Total liabilities	91,513	88,037
Commitments and Contingent Liabilities (Note 11)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand shares issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 360 million and 366 million shares outstanding	9	9
Additional capital paid-in	3,330	3,303
Retained income	42,125	40,678
Deferred ESOP expense	(6)	(6)
Treasury stock, at cost (540 million and 534 million shares)	(25,413)	(24,741)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	68	57
Other unrealized net capital gains and losses	1,715	1,091
Unrealized adjustment to DAC, DSI and insurance reserves	(132)	(95)
Total unrealized net capital gains and losses	1,651	1,053
Unrealized foreign currency translation adjustments	(14)	(50)
Unrecognized pension and other postretirement benefit cost	(1,309)	(1,419)
Total accumulated other comprehensive income (loss)	328	(416)
Total shareholders’ equity	22,119	20,573
Total liabilities and shareholders’ equity	$113,632	$108,610
See notes to condensed consolidated financial statements.

The Allstate Corporation 3

The Allstate Corporate and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

($ in millions)	Nine months ended September 30,
	2017	2016
	(unaudited)
Preferred stock par value	$—	$—

Preferred stock additional capital paid-in	1,746	1,746

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,303	3,245
Forward contract on accelerated share repurchase agreement	—	(37)
Equity incentive plans activity	27	29
Balance, end of period	3,330	3,237

Retained income
Balance, beginning of period	40,678	39,413
Net income	1,940	1,037
Dividends on common stock	(406)	(373)
Dividends on preferred stock	(87)	(87)
Balance, end of period	42,125	39,990

Deferred ESOP expense	(6)	(13)

Treasury stock
Balance, beginning of period	(24,741)	(23,620)
Shares acquired	(845)	(1,094)
Shares reissued under equity incentive plans, net	173	177
Balance, end of period	(25,413)	(24,537)

Accumulated other comprehensive income
Balance, beginning of period	(416)	(755)
Change in unrealized net capital gains and losses	598	1,197
Change in unrealized foreign currency translation adjustments	36	12
Change in unrecognized pension and other postretirement benefit cost	110	48
Balance, end of period	328	502
Total shareholders’ equity	$22,119	$20,934

See notes to condensed consolidated financial statements.

4 www.allstate.com

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

($ in millions)	Nine months ended September 30,
	2017	2016
Cash flows from operating activities	(unaudited)
Net income	$1,940	$1,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	358	285
Realized capital gains and losses	(318)	92
Gain on disposition of operations	(15)	(4)
Interest credited to contractholder funds	522	558
Changes in:
Policy benefits and other insurance reserves	1,276	978
Unearned premiums	525	540
Deferred policy acquisition costs	(176)	(159)
Premium installment receivables, net	(267)	(236)
Reinsurance recoverables, net	(1,017)	(420)
Income taxes	119	30
Other operating assets and liabilities	267	41
Net cash provided by operating activities	3,214	2,742
Cash flows from investing activities
Proceeds from sales
Fixed income securities	19,508	19,132
Equity securities	5,179	4,069
Limited partnership interests	767	634
Other investments	170	206
Investment collections
Fixed income securities	3,038	3,430
Mortgage loans	477	403
Other investments	458	281
Investment purchases
Fixed income securities	(23,935)	(22,282)
Equity securities	(5,296)	(4,113)
Limited partnership interests	(1,082)	(1,128)
Mortgage loans	(311)	(460)
Other investments	(700)	(674)
Change in short-term investments, net	2,257	94
Change in other investments, net	(28)	(60)
Purchases of property and equipment, net	(216)	(190)
Acquisition of operations	(1,356)	—
Net cash used in investing activities	(1,070)	(658)
Cash flows from financing activities
Repayments of long-term debt	—	(16)
Contractholder fund deposits	767	785
Contractholder fund withdrawals	(1,416)	(1,537)
Dividends paid on common stock	(391)	(364)
Dividends paid on preferred stock	(87)	(87)
Treasury stock purchases	(848)	(1,154)
Shares reissued under equity incentive plans, net	132	123
Excess tax benefits on share-based payment arrangements	—	25
Other	(47)	35
Net cash used in financing activities	(1,890)	(2,190)
Net increase (decrease) in cash	254	(106)
Cash at beginning of period	436	495
Cash at end of period	$690	$389

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
The condensed consolidated financial statements and notes as of September 30, 2017 and for the three-month and nine-month periods ended September 30, 2017 and 2016 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
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
Pending accounting standards
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance which revises the criteria for revenue recognition. Insurance contracts are excluded from the scope of the new guidance. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The Company’s principal activities impacted by the standard are those related to the issuance of protection plans for consumer products and automobiles and service contracts that provide roadside assistance. The impacts include an increase in deferred revenue with a corresponding increase in deferred costs for protection plans that are sold directly to retailers for which Allstate is deemed to be the principal in the transaction. The anticipated impacts of this adjustment offset and will not impact net income, but result in an increase in unearned premiums and deferred policy acquisition costs of approximately $145 million to $175 million, pre-tax. The Company also anticipates impacts related to recognizing revenue for SquareTrade based on expected losses, accounting for variable consideration and the deferral of certain costs associated with acquiring service contracts that provide roadside

6 www.allstate.com

assistance, the net impact of which is not expected to materially reduce shareholders’ equity at the date of adoption. Based on the Company’s assessment, the total impact of adoption will not be material to the Company’s results of operations or financial position.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income which results in no impact to the Company’s results of operations at the date of adoption. The new guidance related to equity investments without readily determinable fair values is applied prospectively as of the date of adoption. The most significant anticipated impacts, using values as of September 30, 2017, relate to the change in accounting for equity securities, where $966 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income, and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis), where the carrying value of these investments would increase by approximately $200 million, pre-tax, with the offsetting after-tax adjustment recognized in retained income. The after-tax change in accounting for equity securities will not affect the Company’s shareholders’ equity and the unrealized net capital gains reclassified to retained income will never be recognized in net income. The after-tax change in accounting for cost method limited partnerships, if adopted at the end of this reporting period, would increase the Company’s shareholders’ equity, while also decreasing net income return on shareholders’ equity. The amount by which the fair value of cost method limited partnerships exceeds their carrying value will never be recognized in net income.
Accounting for Leases
In February 2016, the FASB issued guidance revising the accounting for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability for all leases other than those that meet the definition of a short-term lease. The lease liability will be equal to the present value of lease payments. A right-of-use asset will be based on the lease liability adjusted for qualifying initial direct costs. The expense of operating leases under the new guidance will be recognized in the income statement on a straight-line basis after combining the lease expense components (interest expense on the lease liability and amortization of the right-of-use asset) over the term of the lease. For finance leases, the expense components are computed separately and produce greater up-front expense compared to operating leases as interest expense on the lease liability is higher in early years and the right-of-use asset is amortized on a straight-line basis. Lease classification will be based on criteria similar to those currently applied. The accounting model for lessors will be similar to the current model with modifications to reflect definition changes for components such as initial direct costs. Lessors will continue to classify leases as operating, direct financing, or sales-type. The guidance is effective for reporting periods beginning after December 15, 2018 using a modified retrospective approach applied at the beginning of the earliest period presented. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
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

The Allstate Corporation 7

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
Accounting for Hedging Activities
In August 2017, the FASB issued amendments intended to better align hedge accounting with an organization’s risk management activities. The amendments expand hedge accounting for nonfinancial and financial risk components and revise the measurement methodologies to better align with an organization’s risk management activities. Separate presentation of hedge ineffectiveness is eliminated to provide greater transparency of the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments reduce complexity by simplifying the manner in which assessments of hedge effectiveness may be performed. The guidance is effective for annual periods beginning after December 15, 2018 and for interim periods within those annual periods. The presentation and disclosure guidance is effective on a prospective basis. The impact of adoption is not expected to be material to the Company’s results of operations or financial position.
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

8 www.allstate.com

The computation of basic and diluted earnings per common share is presented in the following table.

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$666	$520	$1,940	$1,037
Less: Preferred stock dividends	29	29	87	87
Net income applicable to common shareholders (1)	$637	$491	$1,853	$950

Denominator:
Weighted average common shares outstanding	361.3	371.5	363.5	374.4
Effect of dilutive potential common shares:
Stock options	4.4	3.2	4.3	3.3
Restricted stock units (non-participating) and performance stock awards	1.4	1.2	1.3	1.2
Weighted average common and dilutive potential common shares outstanding	367.1	375.9	369.1	378.9

Earnings per common share - Basic	$1.76	$1.32	$5.10	$2.54
Earnings per common share - Diluted	$1.74	$1.31	$5.02	$2.51
_____________________________

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 0.2 million and 3.6 million Allstate common shares, with exercise prices ranging from $78.35 to $93.93 and $58.14 to $71.29, were outstanding for the three-month periods ended September 30, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per common share in those periods. Options to purchase 2.5 million and 4.7 million Allstate common shares, with exercise prices ranging from $74.03 to $93.93 and $57.29 to $71.29, were outstanding for the nine-month periods ended September 30, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per common share in those periods.
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
In connection with the acquisition, the Company recorded goodwill of $1.08 billion, commissions paid to retailers (reported in deferred policy acquisition costs) of $70 million, other intangible assets (reported in other assets) of $555 million, contractual liability insurance policy premium expenses (reported in other assets) of $201 million, unearned premiums of $373 million and net deferred income tax liability of $140 million. The Company increased goodwill by $14 million through third quarter 2017 related to an adjustment to the fair value of the opening balance sheet liabilities.
As of September 30, 2017, the Company has $30 million of restricted cash related to an escrow account in connection with the acquisition that is recorded in other assets.

The Allstate Corporation 9

4. Reportable Segments
Summarized revenue data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Property-Liability
Property-liability insurance premiums
Auto	$5,502	$5,353	$16,327	$15,879
Homeowners	1,832	1,813	5,462	5,438
Other personal lines	439	426	1,306	1,271
Commercial lines	124	127	367	383
Other business lines	146	150	429	435
SquareTrade	78	—	207	—
Allstate Protection	8,121	7,869	24,098	23,406
Discontinued Lines and Coverages	—	—	—	—
Total property-liability insurance premiums	8,121	7,869	24,098	23,406
Net investment income	372	310	1,074	928
Realized capital gains and losses	82	53	302	(20)
Total Property-Liability	8,575	8,232	25,474	24,314
Allstate Financial
Life and annuity premiums and contract charges
Premiums
Traditional life insurance	153	145	450	422
Accident and health insurance	232	216	697	646
Total premiums	385	361	1,147	1,068
Contract charges
Interest-sensitive life insurance	204	206	620	623
Fixed annuities	4	4	10	10
Total contract charges	208	210	630	633
Total life and annuity premiums and contract charges	593	571	1,777	1,701
Net investment income	461	427	1,383	1,281
Realized capital gains and losses	21	(21)	16	(70)
Total Allstate Financial	1,075	977	3,176	2,912
Corporate and Other
Net investment income	10	11	31	32
Realized capital gains and losses	—	1	—	(2)
Total Corporate and Other	10	12	31	30
Consolidated revenues	$9,660	$9,221	$28,681	$27,256

10 www.allstate.com

Summarized financial performance data for each of the Company’s reportable segments are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Property-Liability
Underwriting income
Allstate Protection	$517	$455	$1,258	$518
Discontinued Lines and Coverages	(88)	(100)	(95)	(104)
Total underwriting income	429	355	1,163	414
Net investment income	372	310	1,074	928
Income tax expense on operations	(252)	(218)	(703)	(429)
Realized capital gains and losses, after-tax	54	36	199	(10)
Gain on disposition of operations, after-tax	1	—	7	—
Property-Liability net income applicable to common shareholders	604	483	1,740	903
Allstate Financial
Life and annuity premiums and contract charges	593	571	1,777	1,701
Net investment income	461	427	1,383	1,281
Contract benefits and interest credited to contractholder funds	(629)	(667)	(1,935)	(1,939)
Operating costs and expenses and amortization of deferred policy acquisition costs	(188)	(194)	(597)	(577)
Restructuring and related charges	(1)	—	(2)	(1)
Income tax expense on operations	(79)	(43)	(206)	(147)
Operating income	157	94	420	318
Realized capital gains and losses, after-tax	13	(14)	9	(46)
Valuation changes on embedded derivatives that are not hedged, after-tax	(1)	—	(2)	(8)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	(2)	(1)	(8)	(3)
Gain on disposition of operations, after-tax	1	1	3	3
Allstate Financial net income applicable to common shareholders	168	80	422	264
Corporate and Other
Net investment income	10	11	31	32
Operating costs and expenses	(175)	(80)	(360)	(238)
Income tax benefit on operations	60	26	121	77
Preferred stock dividends	(29)	(29)	(87)	(87)
Operating loss	(134)	(72)	(295)	(216)
Realized capital gains and losses, after-tax	—	—	—	(1)
Business combination expenses, after-tax	(1)	—	(14)	—
Corporate and Other net loss applicable to common shareholders	(135)	(72)	(309)	(217)
Consolidated net income applicable to common shareholders	$637	$491	$1,853	$950

The Allstate Corporation 11

5. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
September 30, 2017
U.S. government and agencies	$3,843	$65	$(8)	$3,900
Municipal	7,484	332	(22)	7,794
Corporate	43,259	1,419	(132)	44,546
Foreign government	1,077	30	(14)	1,093
Asset-backed securities (“ABS”)	1,263	16	(9)	1,270
Residential mortgage-backed securities (“RMBS”)	512	101	(2)	611
Commercial mortgage-backed securities (“CMBS”)	149	8	(4)	153
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$57,608	$1,974	$(191)	$59,391

December 31, 2016
U.S. government and agencies	$3,572	$74	$(9)	$3,637
Municipal	7,116	304	(87)	7,333
Corporate	42,742	1,178	(319)	43,601
Foreign government	1,043	36	(4)	1,075
ABS	1,169	13	(11)	1,171
RMBS	651	85	(8)	728
CMBS	262	17	(9)	270
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$56,576	$1,710	$(447)	$57,839
Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of September 30, 2017:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,392	$4,415
Due after one year through five years	29,466	30,044
Due after five years through ten years	16,604	17,042
Due after ten years	5,222	5,856
	55,684	57,357
ABS, RMBS and CMBS	1,924	2,034
Total	$57,608	$59,391
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

12 www.allstate.com

Net investment income
Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed income securities	$519	$508	$1,564	$1,546
Equity securities	37	31	130	103
Mortgage loans	52	56	157	162
Limited partnership interests	223	136	596	383
Short-term investments	9	4	21	11
Other	58	55	174	163
Investment income, before expense	898	790	2,642	2,368
Investment expense	(55)	(42)	(154)	(127)
Net investment income	$843	$748	$2,488	$2,241
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed income securities	$41	$(1)	$78	$(48)
Equity securities	57	45	182	(34)
Mortgage loans	1	—	1	1
Limited partnership interests	21	12	92	25
Derivatives	(17)	(15)	(40)	(22)
Other	—	(8)	5	(14)
Realized capital gains and losses	$103	$33	$318	$(92)
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Impairment write-downs	$(23)	$(63)	$(94)	$(185)
Change in intent write-downs	(5)	(10)	(43)	(48)
Net other-than-temporary impairment losses recognized in earnings	(28)	(73)	(137)	(233)
Sales and other	148	121	495	166
Valuation and settlements of derivative instruments	(17)	(15)	(40)	(25)
Realized capital gains and losses	$103	$33	$318	$(92)
Gross gains of $145 million and $150 million and gross losses of $36 million and $62 million were realized on sales of fixed income and equity securities during the three months ended September 30, 2017 and 2016, respectively. Gross gains of $521 million and $456 million and gross losses of $161 million and $347 million were realized on sales of fixed income and equity securities during the nine months ended September 30, 2017 and 2016, respectively.

The Allstate Corporation 13

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2017			Three months ended September 30, 2016
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$—	$—	$—	$(13)	$—	$(13)
ABS	—	(1)	(1)	—	—	—
RMBS	—	—	—	(1)	—	(1)
CMBS	(1)	(1)	(2)	(3)	—	(3)
Total fixed income securities	(1)	(2)	(3)	(17)	—	(17)
Equity securities	(8)	—	(8)	(27)	—	(27)
Mortgage loans	(1)	—	(1)	—	—	—
Limited partnership interests	(16)	—	(16)	(22)	—	(22)
Other	—	—	—	(7)	—	(7)
Other-than-temporary impairment losses	$(26)	$(2)	$(28)	$(73)	$—	$(73)

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$(2)	$(3)	$—	$—	$—
Corporate	(9)	3	(6)	(30)	7	(23)
ABS	(1)	(1)	(2)	(6)	—	(6)
RMBS	(1)	(3)	(4)	(1)	—	(1)
CMBS	(9)	1	(8)	(7)	1	(6)
Total fixed income securities	(21)	(2)	(23)	(44)	8	(36)
Equity securities	(77)	—	(77)	(155)	—	(155)
Mortgage loans	(1)	—	(1)	—	—	—
Limited partnership interests	(32)	—	(32)	(33)	—	(33)
Other	(4)	—	(4)	(9)	—	(9)
Other-than-temporary impairment losses	$(135)	$(2)	$(137)	$(241)	$8	$(233)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $213 million and $221 million as of September 30, 2017 and December 31, 2016, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2017	December 31, 2016
Municipal	$(5)	$(8)
Corporate	(3)	(7)
ABS	(15)	(21)
RMBS	(80)	(90)
CMBS	(5)	(7)
Total	$(108)	$(133)

14 www.allstate.com

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning balance	$(281)	$(331)	$(318)	$(392)
Additional credit loss for securities previously other-than-temporarily impaired	(3)	(3)	(15)	(14)
Additional credit loss for securities not previously other-than-temporarily impaired	—	(14)	(8)	(22)
Reduction in credit loss for securities disposed or collected	20	12	76	92
Change in credit loss due to accretion of increase in cash flows	—	—	1	—
Ending balance	$(264)	$(336)	$(264)	$(336)
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

The Allstate Corporation 15

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2017		Gains	Losses
Fixed income securities	$59,391	$1,974	$(191)	$1,783
Equity securities	6,434	1,006	(40)	966
Short-term investments	2,198	—	—	—
Derivative instruments (1)	1	2	(4)	(2)
Equity method (“EMA”) limited partnerships (2)				—
Unrealized net capital gains and losses, pre-tax				2,747
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(203)
Amounts recognized				(203)
Deferred income taxes				(893)
Unrealized net capital gains and losses, after-tax				$1,651
_______________

(1)	Included in the fair value of derivative instruments is $1 million classified as assets.

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

16 www.allstate.com

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the nine months ended September 30, 2017 is as follows:

($ in millions)
Fixed income securities	$520
Equity securities	457
Derivative instruments	(4)
EMA limited partnerships	4
Total	977
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(57)
Amounts recognized	(57)
Deferred income taxes	(322)
Increase in unrealized net capital gains and losses, after-tax	$598
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

The Allstate Corporation 17

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2017
Fixed income securities
U.S. government and agencies	64	$2,625	$(7)	7	$93	$(1)	$(8)
Municipal	938	1,736	(14)	83	172	(8)	(22)
Corporate	560	7,468	(74)	94	1,370	(58)	(132)
Foreign government	68	697	(14)	—	—	—	(14)
ABS	44	379	(1)	10	34	(8)	(9)
RMBS	84	42	—	176	57	(2)	(2)
CMBS	5	20	(2)	4	15	(2)	(4)
Total fixed income securities	1,763	12,967	(112)	374	1,741	(79)	(191)
Equity securities	129	544	(30)	17	48	(10)	(40)
Total fixed income and equity securities	1,892	$13,511	$(142)	391	$1,789	$(89)	$(231)
Investment grade fixed income securities	1,689	$12,345	$(96)	323	$1,530	$(53)	$(149)
Below investment grade fixed income securities	74	622	(16)	51	211	(26)	(42)
Total fixed income securities	1,763	$12,967	$(112)	374	$1,741	$(79)	$(191)

December 31, 2016
Fixed income securities
U.S. government and agencies	46	$943	$(9)	—	$—	$—	$(9)
Municipal	1,310	3,073	(76)	8	29	(11)	(87)
Corporate	862	13,343	(256)	83	678	(63)	(319)
Foreign government	41	225	(4)	—	—	—	(4)
ABS	31	222	(1)	14	109	(10)	(11)
RMBS	89	53	(1)	179	91	(7)	(8)
CMBS	15	59	(4)	4	15	(5)	(9)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,395	17,918	(351)	288	922	(96)	(447)
Equity securities	195	654	(56)	46	165	(29)	(85)
Total fixed income and equity securities	2,590	$18,572	$(407)	334	$1,087	$(125)	$(532)
Investment grade fixed income securities	2,202	$15,678	$(293)	201	$493	$(51)	$(344)
Below investment grade fixed income securities	193	2,240	(58)	87	429	(45)	(103)
Total fixed income securities	2,395	$17,918	$(351)	288	$922	$(96)	$(447)
As of September 30, 2017, $188 million of the $231 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $188 million, $133 million are related to unrealized losses on investment grade fixed income securities and $28 million are related to equity securities. Of the remaining $27 million, $16 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of September 30, 2017, the remaining $43 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $16 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $43 million, $15 million are related to below investment grade fixed income securities and $12 million are related to equity securities. Of these amounts, $2 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2017.

18 www.allstate.com

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
As of September 30, 2017, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of September 30, 2017, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of September 30, 2017 and December 31, 2016, the carrying value of equity method limited partnerships totaled $5.26 billion and $4.53 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of September 30, 2017 and December 31, 2016, the carrying value for cost method limited partnerships was $1.34 billion and $1.28 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2017.
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

The Allstate Corporation 19

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	September 30, 2017			December 31, 2016
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$4	$—	$4	$60	$—	$60
1.0 - 1.25	349	—	349	324	—	324
1.26 - 1.50	1,111	—	1,111	1,293	—	1,293
Above 1.50	2,804	39	2,843	2,765	39	2,804
Total non-impaired mortgage loans	$4,268	$39	$4,307	$4,442	$39	$4,481
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2017	December 31, 2016
Impaired mortgage loans with a valuation allowance	$15	$5
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$15	$5
Valuation allowance on impaired mortgage loans	$4	$3
The average balance of impaired loans was $8 million and $6 million for the nine months ended September 30, 2017 and 2016, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning balance	$3	$3	$3	$3
Net increase in valuation allowance	1	—	1	—
Charge offs	—	—	—	—
Ending balance	$4	$3	$4	$3
Payments on all mortgage loans were current as of September 30, 2017 and December 31, 2016.

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

20 www.allstate.com

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
Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, cost method limited partnership interests, bank loans, agent loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.
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

The Allstate Corporation 21

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

22 www.allstate.com

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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2017.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2017
Assets
Fixed income securities:
U.S. government and agencies	$3,190	$710	$—		$3,900
Municipal	—	7,687	107		7,794
Corporate - public	—	32,269	104		32,373
Corporate - privately placed	—	11,923	250		12,173
Foreign government	—	1,093	—		1,093
ABS - CDO	—	545	19		564
ABS - consumer and other	—	640	66		706
RMBS	—	611	—		611
CMBS	—	127	26		153
Redeemable preferred stock	—	24	—		24
Total fixed income securities	3,190	55,629	572		59,391
Equity securities	5,938	328	168		6,434
Short-term investments	380	1,818	—		2,198
Other investments: Free-standing derivatives	—	109	1	$(9)	101
Separate account assets	3,422	—	—		3,422
Other assets	1	—	—		1
Total recurring basis assets	12,931	57,884	741	(9)	71,547
Non-recurring basis (1)	—	—	24		24
Total assets at fair value	$12,931	$57,884	$765	$(9)	$71,571
% of total assets at fair value	18.0%	80.9%	1.1%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(292)		$(292)
Other liabilities: Free-standing derivatives	(1)	(69)	—	$21	(49)
Total liabilities at fair value	$(1)	$(69)	$(292)	$21	$(341)
% of total liabilities at fair value	0.3%	20.2%	85.6%	(6.1)%	100%
_______________

(1)	Includes $14 million of limited partnership interests and $10 million of mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments.

The Allstate Corporation 23

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$2,918	$719	$—		$3,637
Municipal	—	7,208	125		7,333
Corporate - public	—	31,414	78		31,492
Corporate - privately placed	—	11,846	263		12,109
Foreign government	—	1,075	—		1,075
ABS - CDO	—	650	27		677
ABS - consumer and other	—	452	42		494
RMBS	—	727	1		728
CMBS	—	248	22		270
Redeemable preferred stock	—	24	—		24
Total fixed income securities	2,918	54,363	558		57,839
Equity securities	5,247	256	163		5,666
Short-term investments	850	3,423	15		4,288
Other investments: Free-standing derivatives	—	119	1	$(9)	111
Separate account assets	3,393	—	—		3,393
Other assets	—	—	1		1
Total recurring basis assets	12,408	58,161	738	(9)	71,298
Non-recurring basis (1)	—	—	24		24
Total assets at fair value	$12,408	$58,161	$762	$(9)	$71,322
% of total assets at fair value	17.4%	81.5%	1.1%	—%	100%
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(290)		$(290)
Other liabilities: Free-standing derivatives	(1)	(68)	(3)	$28	(44)
Total liabilities at fair value	$(1)	$(68)	$(293)	$28	$(334)
% of total liabilities at fair value	0.3%	20.4%	87.7%	(8.4)%	100%
_______________

(1)	Includes $24 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(253)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2017 and December 31, 2016, Level 3 fair value measurements of fixed income securities total $572 million and $558 million, respectively, and include $304 million and $307 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $62 million and $80 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an

24 www.allstate.com

increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2017.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2017	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$114	$—	$—	$—	$(4)
Corporate - public	60	—	—	—	(4)
Corporate - privately placed	266	1	2	—	(34)
ABS - CDO	91	—	1	—	(68)
ABS - consumer and other	120	—	—	—	(62)
CMBS	24	—	—	—	—
Total fixed income securities	675	1	3	—	(172)
Equity securities	166	2	1	—	(1)
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$842	$3	$4	$—	$(173)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(285)	$(9)	$—	$—	$—
Total recurring Level 3 liabilities	$(285)	$(9)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2017
Assets
Fixed income securities:
Municipal	$1	$(3)	$—	$(1)	$107
Corporate - public	51	(1)	—	(2)	104
Corporate - privately placed	18	(1)	—	(2)	250
ABS - CDO	—	—	—	(5)	19
ABS - consumer and other	10	—	—	(2)	66
CMBS	3	—	—	(1)	26
Total fixed income securities	83	(5)	—	(13)	572
Equity securities	—	—	—	—	168
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$83	$(5)	$—	$(13)	$741
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$2	$(292)
Total recurring Level 3 liabilities	$—	$—	$—	$2	$(292)
_____________

(1)
The effect to net income totals $(6) million and is reported in the Condensed Consolidated Statements of Operations as follows: $3 million in net investment income, $(5) million in interest credited to contractholder funds and $(4) million in life and annuity contract benefits.

(2)	Comprises $1 million of assets.

The Allstate Corporation 25

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2017.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2016	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$125	$(1)	$6	$—	$(5)
Corporate - public	78	—	—	—	(20)
Corporate - privately placed	263	7	—	30	(34)
ABS - CDO	27	—	3	30	(190)
ABS - consumer and other	42	—	—	—	(69)
RMBS	1	—	—	—	—
CMBS	22	—	—	—	—
Total fixed income securities	558	6	9	60	(318)
Equity securities	163	15	4	—	(4)
Short-term investments	15	—	—	—	—
Free-standing derivatives, net	(2)	3	—	—	—
Other assets	1	(1)	—	—	—
Total recurring Level 3 assets	$735	$23	$13	$60	$(322)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(290)	$(6)	$—	$—	$—
Total recurring Level 3 liabilities	$(290)	$(6)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2017
Assets
Fixed income securities:
Municipal	$6	$(23)	$—	$(1)	$107
Corporate - public	50	—	—	(4)	104
Corporate - privately placed	22	(30)	—	(8)	250
ABS - CDO	160	—	—	(11)	19
ABS - consumer and other	99	—	—	(6)	66
RMBS	—	—	—	(1)	—
CMBS	6	—	—	(2)	26
Total fixed income securities	343	(53)	—	(33)	572
Equity securities	3	(13)	—	—	168
Short-term investments	25	(40)	—	—	—
Free-standing derivatives, net	—	—	—	—	1	(2)
Other assets	—	—	—	—	—
Total recurring Level 3 assets	$371	$(106)	$—	$(33)	$741
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$5	$(292)
Total recurring Level 3 liabilities	$—	$—	$(1)	$5	$(292)
_____________

(1)
The effect to net income totals $17 million and is reported in the Condensed Consolidated Statements of Operations as follows: $7 million in realized capital gains and losses, $17 million in net investment income, $(11) million in interest credited to contractholder funds and $4 million in life and annuity contract benefits.

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
_____________________

(1)
The effect to net income totals $1 million and is reported in the Condensed Consolidated Statements of Operations as follows: $1 million in realized capital gains and losses, $3 million in net investment income, $(6) million in interest credited to contractholder funds and $3 million in life and annuity contract benefits.

(2)	Comprises $1 million of assets and $4 million of liabilities.

The Allstate Corporation 27

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
_____________________

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

28 www.allstate.com

transfer occurred. Therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the Level 3 rollforward table.
There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2017 or 2016.
Transfers into Level 3 during the nine months ended September 30, 2017 and 2016 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months and nine months ended September 30, 2017 and 2016 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Assets
Fixed income securities:
Municipal	$—	$1	$(3)	$2
Corporate	1	—	1	1
Total fixed income securities	1	1	(2)	3
Equity securities	2	(1)	16	(33)
Free-standing derivatives, net	(3)	4	—	4
Other assets	—	—	(1)	—
Total recurring Level 3 assets	$—	$4	$13	$(26)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(9)	$(3)	$(6)	$(11)
Total recurring Level 3 liabilities	$(9)	$(3)	$(6)	$(11)
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(9) million for the three months ended September 30, 2017 and are reported as follows: $(3) million in realized capital gains and losses, $3 million in net investment income, $(5) million in interest credited to contractholder funds and $(4) million in life and annuity contract benefits. These gains and losses total $1 million for the three months ended September 30, 2016 and are reported as follows: $1 million in realized capital gains and losses, $3 million in net investment income, $(6) million in interest credited to contractholder funds and $3 million in life and annuity contract benefits. These gains and losses total $7 million for the nine months ended September 30, 2017 and are reported as follows: $(3) million in realized capital gains and losses, $17 million in net investment income, $(11) million in interest credited to contractholder funds and $4 million in life and annuity contract benefits.  These gains and losses total $(37) million for the nine months ended September 30, 2016 and are reported as follows: $(37) million in realized capital gains and losses, $11 million in net investment income, $(12) million in interest credited to contractholder funds and $1 million in life and annuity contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	September 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,322	$4,535	$4,486	$4,514
Cost method limited partnerships	1,339	1,579	1,282	1,493
Bank loans	1,731	1,734	1,669	1,677
Agent loans	523	520	467	467

The Allstate Corporation 29

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
Financial liabilities

($ in millions)	September 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$10,618	$11,203	$11,313	$12,009
Long-term debt	6,349	7,161	6,347	6,920
Liability for collateral	1,156	1,156	1,129	1,129
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

30 www.allstate.com

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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of September 30, 2017, the Company pledged $35 million in the form of margin deposits.
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

The Allstate Corporation 31

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2017.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$49	n/a	$1	$2	$(1)
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	41	n/a	1	1	—
Equity and index contracts
Options	Other investments	173	6,301	96	96	—
Financial futures contracts	Other assets	—	1,866	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	322	n/a	(6)	3	(9)
Credit default contracts
Credit default swaps – buying protection	Other investments	104	n/a	(2)	1	(3)
Credit default swaps – selling protection	Other investments	100	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	—	—	—
Subtotal		743	8,167	91	103	(12)
Total asset derivatives		$792	8,167	$92	$105	$(13)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$11	n/a	$—	$—	$—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	595	5,895	(34)	2	(36)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	568	n/a	(8)	3	(11)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	234	n/a	(25)	—	(25)
Guaranteed withdrawal benefits	Contractholder funds	274	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,764	n/a	(253)	—	(253)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	416	n/a	(9)	1	(10)
Credit default swaps – selling protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Total liability derivatives		3,867	5,895	(343)	$6	$(349)
Total derivatives		$4,659	14,062	$(251)
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

The Allstate Corporation 33

The following table provides gross and net amounts for the Company’s OTC derivatives, all of which are subject to enforceable master netting agreements.

($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2017
Asset derivatives	$12	$(19)	$10	$3	$—	$3
Liability derivatives	(28)	19	2	(7)	3	(4)

December 31, 2016
Asset derivatives	$31	$(28)	$19	$22	$(9)	$13
Liability derivatives	(33)	28	—	(5)	4	(1)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2017 or 2016.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Loss recognized in OCI on derivatives during the period	$(3)	$—	$(5)	$(1)
(Loss) gain recognized in OCI on derivatives during the term of the hedging relationship	(2)	1	(2)	1
(Loss) gain reclassified from AOCI into income (net investment income)	(2)	1	(1)	1
Gain reclassified from AOCI into income (realized capital gains and losses)	—	—	—	3

34 www.allstate.com

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations. For the three months and nine months ended September 30, 2017 and 2016, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Life and annuity contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2017
Equity and index contracts	$(10)	$—	$11	$8	$9
Embedded derivative financial instruments	—	(4)	(3)	—	(7)
Foreign currency contracts	(5)	—	—	1	(4)
Credit default contracts	(2)	—	—	—	(2)
Total	$(17)	$(4)	$8	$9	$(4)

Nine months ended September 30, 2017
Equity and index contracts	$(17)	$—	$33	$20	$36
Embedded derivative financial instruments	—	4	(7)	—	(3)
Foreign currency contracts	(20)	—	—	6	(14)
Credit default contracts	(3)	—	—	—	(3)
Total	$(40)	$4	$26	$26	$16

Three months ended September 30, 2016
Equity and index contracts	$(10)	$—	$14	$7	$11
Embedded derivative financial instruments	—	3	(6)	—	(3)
Foreign currency contracts	(5)	—	—	(5)	(10)
Total	$(15)	$3	$8	$2	$(2)

Nine months ended September 30, 2016
Interest rate contracts	$(1)	$—	$—	$—	$(1)
Equity and index contracts	(15)	—	9	11	5
Embedded derivative financial instruments	—	1	(9)	—	(8)
Foreign currency contracts	(4)	—	—	(26)	(30)
Credit default contracts	(5)	—	—	—	(5)
Total	$(25)	$1	$—	$(15)	$(39)
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of September 30, 2017, counterparties pledged $3 million in cash to the Company, and the Company pledged $18 million in cash and securities to counterparties which includes $7 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $11 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

The Allstate Corporation 35

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2017				December 31, 2016
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$11	$—	$—	2	$80	$2	$2
A+	3	249	4	4	5	698	20	9
A-	—	—	—	—	1	110	1	1
Total	4	$260	$4	$4	8	$888	$23	$12
_______________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	September 30, 2017	December 31, 2016
Gross liability fair value of contracts containing credit-risk-contingent features	$20	$9
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(8)	(7)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(7)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$5	$2
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

36 www.allstate.com

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2017
Single name
Corporate debt	$—	$—	$20	$5	$25	$—
Index
Corporate debt	1	19	46	14	80	1
Total	$1	$19	$66	$19	$105	$1

December 31, 2016
Single name
Corporate debt	$20	$10	$35	$—	$65	$1
First-to-default Basket
Municipal	—	—	100	—	100	(3)
Index
Corporate debt	1	19	50	10	80	1
Total	$21	$29	$185	$10	$245	$(1)
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

The Allstate Corporation 37

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
Activity in the reserve for property-liability insurance claims and claims expense is summarized as follows:

($ in millions)	Nine months ended September 30,
	2017	2016
Balance as of January 1	$25,250	$23,869
Less reinsurance recoverables	6,184	5,892
Net balance as of January 1	19,066	17,977
SquareTrade acquisition as of January 3, 2017	17	—
Incurred claims and claims expense related to:
Current year	16,971	17,018
Prior years	(321)	120
Total incurred	16,650	17,138
Claims and claims expense paid related to:
Current year	10,052	10,210
Prior years	5,784	5,804
Total paid	15,836	16,014
Net balance as of September 30	19,897	19,101
Plus reinsurance recoverables	7,257	6,349
Balance as of September 30	$27,154	$25,450
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the period. This expense includes losses from catastrophes of $2.64 billion and $2.27 billion in the nine months ended September 30, 2017 and 2016, respectively, net of reinsurance and other recoveries. Catastrophes are an inherent risk of the property-liability insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
During the nine months ended September 30, 2017, incurred claims and claims expense included $321 million of prior year reserve reestimates, increasing net income. Prior year reserve reestimates are composed of net decreases in auto reserves of $336 million primarily due to injury coverages claim severity development that was better than expected, net decreases in homeowners reserves of $86 million due to favorable non-catastrophe reserve reestimates, net increases in Discontinued Lines and Coverages of $93 million, and net increases in other reserves of $8 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of $10 million, net of reinsurance and other recoveries.
9. Reinsurance
Property-liability insurance premiums earned and life and annuity premiums and contract charges have been reduced by reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Property-liability insurance premiums earned	$245	$244	$745	$741
Life and annuity premiums and contract charges	75	78	225	230
Property-liability insurance claims and claims expense, life and annuity contract benefits and interest credited to contractholder funds have been reduced by the reinsurance ceded amounts shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Property-liability insurance claims and claims expense (1)	$1,268	$493	$1,523	$895
Life and annuity contract benefits	47	25	164	172
Interest credited to contractholder funds	6	7	17	18
_______________

(1)	Includes expected reinsurance recoveries on catastrophe losses related to homeowners flood claims covered by the National Flood Insurance Program.

38 www.allstate.com

10. Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee termination and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $14 million and $5 million during the three months ended September 30, 2017 and 2016, respectively, and $77 million and $21 million during the nine months ended September 30, 2017 and 2016, respectively. Restructuring expenses in 2017 primarily related to Allstate brand claims process changes and office closures due to increased efficiencies and improvements in digital technology, a voluntary termination program extended to certain employees, outsourcing of certain functions, and realigning or consolidating departments within the Allstate, Esurance and Encompass operations.
The following table presents changes in the restructuring liability during the nine months ended September 30, 2017.

($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2016	$—	$2	$2
Expense incurred	46	18	64
Adjustments to liability	(4)	—	(4)
Payments applied against liability	(24)	(7)	(31)
Balance as of September 30, 2017	$18	$13	$31
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties. As of September 30, 2017, the cumulative amount incurred to date for active programs totaled $101 million for employee costs and $80 million for exit costs.
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
Guarantees
The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective September 30, 2017, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $32 million as of September 30, 2017. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to four years. Historically, the Company has not made any material payments pursuant to these guarantees.
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

The Allstate Corporation 39

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
The aggregate liability balance related to all guarantees was not material as of September 30, 2017.
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
Background
These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard, or investigated; changes in assigned judges; differences or developments in applicable laws and judicial interpretations; judges reconsidering prior rulings; the length of time before many of these matters might be resolved by settlement, through litigation, or otherwise; adjustments with respect to anticipated trial schedules and other proceedings; developments in similar actions against other companies; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the challenging legal environment faced by corporations and insurance companies.
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

40 www.allstate.com

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $300 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
The first case is Christopher Williams, et al. v. Allstate Insurance Company. The Williams case is pending in Los Angeles Superior Court and was filed in December 2007. The case involves two classes. The first class includes auto field physical damage adjusters employed in the state of California from January 1, 2005 to the date of final judgment, to the extent the Company failed to pay for off-the-clock work to those adjusters who performed certain duties prior to their first assignments. The other class includes all non-exempt employees in California from December 19, 2006 until June 2011 who received pay statements from Allstate which allegedly did not comply with California law. On April 13, 2016, the court granted the Company’s motion to

The Allstate Corporation 41

decertify both classes; both classes are thus dissolved unless and until the appellate court orders the classes recertified. On May 17, 2016, plaintiffs filed their notice of appeal. Plaintiff’s opening brief was filed on November 22, 2016.  Allstate’s response was filed on May 16, 2017. Plaintiff’s reply brief was filed on July 6, 2017. Oral argument occurred on October 26, 2017.
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
In addition to the California class actions, the case of Maria Victoria Perez and Kaela Brown, et al. v. Allstate Insurance Company was filed in the U.S. District Court for the Eastern District of New York. Plaintiffs allege that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act. The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees. On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. There are 105 members of the Fair Labor Standards Act class and 137 members of the New York Labor Law class. The parties are engaged in discovery.
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
In light of this ruling, the fee schedule issue is expected to be resolved favorably to Allstate in other pending cases. There were three other cases with petitions for leave to appeal to the Florida Supreme Court pending. In those cases, three District Courts of Appeal had previously ruled in favor of Allstate. The Florida Supreme Court issued “show cause” orders in each of those appeals directing the providers to file a response explaining why the Orthopedic Specialists decision is not controlling and why the Florida Supreme Court should not decline to exercise jurisdiction. In one appeal, the provider acknowledged that Orthopedic Specialists governs and the court declined jurisdiction in that appeal. In the other two appeals, the providers asserted that their petitions to appeal should be granted because Orthopedic Specialists was wrongly decided, repeating the arguments previously asserted. Allstate’s responses were filed on May 8, 2017. On August 4, 2017, the Florida Supreme Court issued orders in both of those cases stating that the court was declining to exercise jurisdiction in those appeals. Accordingly, all proceedings on the fee schedule issue in the Florida Supreme Court have been concluded in Allstate’s favor.
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
Providers continue to pursue individual suits under various theories challenging the amounts paid when Allstate pays personal injury protection benefits under the fee schedule limitations. Allstate is vigorously asserting both procedural and substantive defenses to these suits.
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
This matter has a long and complex history, only relevant portions of which are summarized here. The case began in 2001 as two separate putative class actions filed by approximately 32 former employee agents. In one case, plaintiffs challenged the reorganization alleging claims under the Age Discrimination in Employment Act (“ADEA”), interference with benefits under ERISA, breach of contract, and breach of fiduciary duty. Plaintiffs also challenged the release of claims on various grounds

42 www.allstate.com

including alleging that the release was retaliatory under the ADEA and ERISA. In the other case, plaintiffs challenged certain amendments to the Agents Pension Plan and sought to have service as Exclusive Agent independent contractors count toward eligibility for benefits. Plaintiffs sought various relief, including back pay, compensatory and punitive damages, liquidated damages, lost investment capital, loss of benefits, repeal of the challenged plan amendments and attorneys’ fees.
In February, 2014, the court addressed the validity and enforceability of the release and determined that the question of whether the releases were voluntarily signed raised disputed issues of fact to be resolved at trial. The court also held that the release, if valid, would bar all claims. In late 2014, the court denied plaintiffs’ motion to certify a class for purposes of determining whether the releases were signed voluntarily and ordered that all statutes of limitations would resume running, after which approximately 460 additional individual plaintiffs filed separate similar lawsuits or sought to intervene.
A jury trial was held in June, 2015, to determine whether the releases of ten plaintiffs were knowingly and voluntarily signed. The jury found that two plaintiffs signed their releases voluntarily and eight plaintiffs did not.
On May 2, 2016, a consolidated amended complaint was filed on behalf of 498 plaintiffs, most of whom had previously filed separate lawsuits or intervened. On July 6, 2016, the court denied the Company’s motion to dismiss plaintiffs’ state law breach of contract and fiduciary duty claims but granted dismissal of plaintiffs’ retaliation claims under the ADEA and ERISA challenging the release of claims.
The court then separated the case into phases to address “common issues” in plaintiffs’ claims, beginning with: (a) “Phase I” addressing claims by 118 plaintiffs alleging that certain plan amendments violated ERISA’s anti-cutback provision by eliminating an accrued benefit and (b) “Phase II” addressing all plaintiffs’ claims for alleged interference with employee benefits under ERISA and disparate impact under the ADEA.
A bench trial on Phase I claims was held in December, 2016. The court ruled that (i) the Company’s 1991 amendments to the Plan did not violate ERISA by improperly cutting back on plaintiffs’ benefits, and (ii) the Company’s interpretation of the Plan’s definition of “retire” violated ERISA’s anti-cutback rule. The court required the parties to provide further information, in the form of an accounting, to determine whether any plaintiffs suffered a loss based on any such cutback. Plaintiffs have asserted that only two of the 118 plaintiffs suffered a loss as a result of the court’s order. The Company contends that no plaintiff suffered a compensable loss and that judgment should be entered in favor of the Company. We await a final ruling by the court.
In Phase II, the court granted the Company’s motion for summary judgment on both the ADEA disparate impact and ERISA interference with benefits claims.  This ruling resolved these claims in the trial court as to all plaintiffs.
In June, 2017, the court entered an order establishing Phases III and IV of the litigation. In Phase III, the remaining claims of the eight individual plaintiffs who reside in the Eastern District of Pennsylvania were to be litigated, possibly culminating in two separate jury trials in early 2018. The Company filed several motions for summary judgment on the Phase III claims. The court granted the Company’s motion as to the Phase III plaintiffs’ ADEA disparate treatment claims and as to a retaliation claim that had been asserted by one of the Phase III plaintiffs. The court denied the Company’s motion on the Phase III plaintiffs’ breach of contract and breach of fiduciary duty claims.
The Company and 82 individual plaintiffs, including all eight of the Phase III plaintiffs whose remaining claims were set for trial in early 2018, recently reached agreements in principle to settle all claims of those plaintiffs on a confidential basis, subject to negotiating and executing appropriate written settlement agreements. Three other plaintiffs voluntarily dismissed their claims leaving 413 plaintiffs in this litigation.
The parties are currently engaging in further written discovery relating to the claims of the remaining plaintiffs (Phase IV of the litigation) pending the court’s determination of the proper venue for depositions, dispositive motions, and trials of those claims.
The final resolution of these matters is subject to various uncertainties and complexities including how trials, post-trial motions, possible appeals with respect to the validity of the release, and any rulings on the merits will be resolved.
The below shareholder derivative action is disclosed pursuant to SEC disclosure requirements for these types of matters, and the putative class action has been disclosed because both matters involve similar allegations. On August 3, 2017, a plaintiff alleging to be a stockholder in the Company filed a shareholder derivative complaint in the Circuit Court for Cook County, Chancery Division. The action is styled Biefeldt v. Wilson, et al., Case No. 2017 CH 10676 (Cook County, Ill.). In the complaint, plaintiff purports to assert claims on behalf of the Company for alleged breaches of fiduciary duty based on allegations that are similar to those asserted in the securities action described below. The complaint names as defendants the Company’s chairman and chief executive officer, its president, its chief financial officer and the members of the board of directors during the period of the alleged misstatements or omissions regarding auto claims frequency. By agreement, the time to respond to the complaint has been extended through and including November 13, 2017. The complaint seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief.

The Allstate Corporation 43

In November 2016, a putative class action was filed in the United States District Court for the Northern District of Illinois against the Company and several of its officers asserting claims under the federal securities laws. The action is titled In re The Allstate Corp. Securities Litigation, No. 1:16-cv-10510 (N.D. Ill.). In March 2017, lead plaintiffs filed a consolidated amended complaint. In the complaint, plaintiffs allege that the Company and certain senior officers made allegedly material misstatements or omissions concerning claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance during the period from October 29, 2014 to August 3, 2015. The complaint further alleges that a senior officer engaged in stock option exercises and sales during that time allegedly while in possession of information about claim frequency that had not been disclosed. The consolidated amended complaint names as defendants the Company, its chairman and chief executive officer and its president. Plaintiffs assert claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On June 1, 2017, all defendants filed motions to dismiss the consolidated amended complaint for failure to state a claim. Briefing on the motion was completed in September 2017. The Company and the other defendants dispute plaintiffs’ allegations that there was any misstatement or omission or other misconduct. The complaint seeks an unspecified amount of damages, costs and attorney’s fees and such other relief as the court deems appropriate.
Asbestos and environmental
Allstate’s reserves for asbestos claims were $908 million and $912 million, net of reinsurance recoverables of $428 million and $444 million, as of September 30, 2017 and December 31, 2016, respectively. Reserves for environmental claims were $175 million and $179 million, net of reinsurance recoverables of $35 million and $40 million, as of September 30, 2017 and December 31, 2016, respectively.
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

44 www.allstate.com

12. Benefit Plans
The components of net periodic cost for the Company’s pension and postretirement benefit plans are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Pension benefits
Service cost	$28	$28	$85	$84
Interest cost	66	71	198	214
Expected return on plan assets	(102)	(99)	(306)	(298)
Amortization of:
Prior service credit	(14)	(14)	(42)	(42)
Net actuarial loss	48	44	142	131
Settlement loss	94	7	110	23
Net periodic pension cost	$120	$37	$187	$112

Postretirement benefits
Service cost	$2	$2	$6	$7
Interest cost	4	4	11	13
Amortization of:
Prior service credit	(6)	(5)	(18)	(16)
Net actuarial gain	(6)	(2)	(18)	(18)
Net periodic postretirement credit	$(6)	$(1)	$(19)	$(14)
During the third quarter of 2017, the Company concluded that its qualified employee pension plan 2017 lump sum payments are expected to exceed a threshold of service and interest cost due to higher-than-expected retirement levels, rising interest rates that reduce benefit lump sum payments in the future and reductions in force. As a result, a pension settlement loss of $86 million, pre-tax, was recorded as part of operating costs and expenses in the Corporate and Other segment. The Company will continue to monitor lump sum payments through the end of the year and will recognize an additional settlement expense based on lump sum payments made during the fourth quarter of 2017.
13. Supplemental Cash Flow Information
Non-cash investing activities include $31 million and $290 million related to mergers and exchanges completed with equity securities, and modifications of certain mortgage loans and other investments for the nine months ended September 30, 2017 and 2016, respectively. Non-cash financing activities include $42 million and $40 million related to the issuance of Allstate common shares for vested equity awards for the nine months ended September 30, 2017 and 2016, respectively. Non-cash financing activities also included $34 million related to debt acquired in conjunction with the purchase of an investment for the nine months ended September 30, 2016.
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

($ in millions)	Nine months ended September 30,
	2017	2016
Net change in proceeds managed
Net change in fixed income securities	$129	$(436)
Net change in short-term investments	(157)	181
Operating cash flow used	(28)	(255)
Net change in cash	1	—
Net change in proceeds managed	$(27)	$(255)

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,129)	$(840)
Liabilities for collateral, end of period	(1,156)	(1,095)
Operating cash flow provided	$27	$255

The Allstate Corporation 45

14. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$300	$(105)	$195	$350	$(123)	$227
Less: reclassification adjustment of realized capital gains and losses	107	(37)	70	53	(19)	34
Unrealized net capital gains and losses	193	(68)	125	297	(104)	193
Unrealized foreign currency translation adjustments	43	(15)	28	(11)	4	(7)
Unrecognized pension and other postretirement benefit cost arising during the period	(5)	3	(2)	1	—	1
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(116)	41	(75)	(30)	10	(20)
Unrecognized pension and other postretirement benefit cost	111	(38)	73	31	(10)	21
Other comprehensive income	$347	$(121)	$226	$317	$(110)	$207

	Nine months ended September 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,165	$(408)	$757	$1,685	$(589)	$1,096
Less: reclassification adjustment of realized capital gains and losses	245	(86)	159	(156)	55	(101)
Unrealized net capital gains and losses	920	(322)	598	1,841	(644)	1,197

Unrealized foreign currency translation adjustments	55	(19)	36	18	(6)	12

Unrecognized pension and other postretirement benefit cost arising during the period	(8)	5	(3)	(6)	3	(3)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(174)	61	(113)	(78)	27	(51)
Unrecognized pension and other postretirement benefit cost	166	(56)	110	72	(24)	48
Other comprehensive income	$1,141	$(397)	$744	$1,931	$(674)	$1,257

46 www.allstate.com

15. Subsequent Events
Effective October 2017, the Company changed from four to seven reportable segments: Allstate Protection, Discontinued Lines and Coverages, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities and Corporate and Other. These segments align with the Company’s key product and service offerings, including the acquisition of SquareTrade and the strategic focus and expansion of Arity and other emerging businesses. These new segments reflect the manner in which the Company’s chief operating decision maker will review performance and make decisions about the allocation of resources.
Goodwill
Upon adoption of the new segments in the fourth quarter 2017, the Company is required to evaluate goodwill, including the allocation of goodwill to any new reporting units on a relative fair value basis. The Company allocated the $1.09 billion of goodwill recorded in conjunction with the acquisition of SquareTrade to the Service Businesses reporting unit along with an immaterial amount of goodwill from the Allstate Protection segment related to other businesses included in this segment. The Allstate Financial segment had goodwill that will be reallocated between the new Allstate Life, Allstate Benefits, and Allstate Annuities segments. While substantially all of Allstate Financial goodwill related to the acquisition of Allstate Benefits, the Company is required to allocate a portion of the goodwill to the Allstate Life and Allstate Annuities segments. The estimated allocation is $170 million to Allstate Life, $100 million to Allstate Benefits and $125 million to Allstate Annuities.
The reallocation was computed using fair values for the goodwill reporting units determined using discounted cash flow (“DCF”) calculations and market to book multiples derived from a peer company analysis. The DCF analysis utilizes long term assumptions for revenues, investment income, benefits, claims, other operating expenses and income taxes to produce projections of both income and cash flows available for dividends that are present valued using weighted average cost of capital. Market to book multiples represent the mean market to book multiple for selected peer companies with operations similar to the Company’s goodwill reporting units to which the multiple is applied. The outputs from these methods are weighted based on the nature of the business and the relative amount of market observable assumptions supporting the estimates. The computed values were then weighted to reflect the fair value estimate based on the specific attributes of each goodwill reporting unit.
A goodwill impairment assessment is required to be completed in conjunction with the segment changes. The Company estimates it will recognize an impairment of approximately $125 million in the fourth quarter of 2017 related to the goodwill allocated to the Allstate Annuities reporting unit reflecting a market-based valuation.
Reserve for life-contingent contract benefits
Prior to fourth quarter 2017, the Company evaluated the adequacy of reserves and recoverability of DAC for traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. The Company also evaluated these policies on an aggregate basis for circumstances where projected profits would be recognized in early years followed by projected losses in later years. As of September 30, 2017, both traditional life insurance and immediate annuities with life contingencies had projected profit as measured using actual and expected investment holdings and returns; however, the aggregate sufficiency substantially related to traditional life insurance with a marginal sufficiency related to immediate annuities with life contingencies. In conjunction with the segment change in fourth quarter 2017, the Company will review traditional life insurance products and immediate annuities with life contingencies separately.
The Company records an adjustment to the reserve for life-contingent contract benefits that represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product investment portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income. As of September 30, 2017, no adjustment was recorded. In conjunction with the segment change in fourth quarter 2017, the Company will evaluate the need for a reserve adjustment separately for traditional life insurance and immediate annuities with life contingencies. The estimated impact, using values as of September 30, 2017, is approximately a $550 million increase to the reserve for life-contingent contract benefits, and a $350 million decrease to unrealized net capital gains, after-tax, included in shareholders’ equity.

The Allstate Corporation 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2017, and the related condensed consolidated statements of operations, comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
November 1, 2017

48 www.allstate.com

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Month Periods Ended September 30, 2017 and 2016
Overview
Allstate is focused on the following priorities:

•	better serve our customers;

•	achieve target economic returns on capital;

•	grow customer base;

•	proactively manage investments; and

•	build long-term growth platforms.
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation Annual Report on Form 10-K for 2016. Further analysis of our insurance segments is provided in the Property-Liability Operations (which includes the Allstate Protection and the Discontinued Lines and Coverages segments) and in the Allstate Financial Segment sections of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources. Resources are allocated by the chief operating decision maker and performance is assessed for Allstate Protection, Discontinued Lines and Coverages and Allstate Financial. Allstate Protection and Allstate Financial performance and resources are managed by committees of senior officers of the respective segments. The Allstate Protection segment also includes SquareTrade and Arity.
Effective October 2017, we changed from four to seven reportable segments: Allstate Protection, Discontinued Lines and Coverages, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities and Corporate and Other. These segments align with our key product and service offerings, including the acquisition of SquareTrade and the strategic focus and expansion of Arity and other emerging businesses. These new segments also reflect the manner in which our chief operating decision maker will review performance and make decisions about the allocation of resources. The change in reporting segments impacts goodwill and reserves for life-contingent contract benefits. For additional detail see Note 15 “Subsequent Events” of the condensed consolidated financial statements in Item 1. of this Form 10-Q.

The Allstate Corporation 49

Highlights

•
Consolidated net income applicable to common shareholders was $637 million in the third quarter of 2017 compared to $491 million in the third quarter of 2016, and $1.85 billion in the first nine months of 2017 compared to $950 million in the first nine months of 2016. Net income applicable to common shareholders per diluted common share was $1.74 in the third quarter of 2017 compared to $1.31 in the third quarter of 2016, and $5.02 in the first nine months of 2017 compared to $2.51 in the first nine months of 2016.

•
Property-Liability net income applicable to common shareholders was $604 million in the third quarter of 2017 compared to $483 million in the third quarter of 2016, and $1.74 billion in the first nine months of 2017 compared to $903 million in the first nine months of 2016.

•
The Property-Liability combined ratio was 94.7 in the third quarter of 2017 compared to 95.5 in the third quarter of 2016, and 95.2 in the first nine months of 2017 compared to 98.2 in the first nine months of 2016.

•
Allstate Financial net income applicable to common shareholders was $168 million in the third quarter of 2017 compared to $80 million in the third quarter of 2016, and $422 million in the first nine months of 2017 compared to $264 million in the first nine months of 2016.

•
Total revenues were $9.66 billion in the third quarter of 2017 compared to $9.22 billion in the third quarter of 2016, and $28.68 billion in the first nine months of 2017 compared to $27.26 billion in the first nine months of 2016.

•
Property-Liability premiums earned totaled $8.12 billion in the third quarter of 2017, an increase of 3.2% from $7.87 billion in the third quarter of 2016, and $24.10 billion in the first nine months of 2017, an increase of 3.0% from $23.41 billion in the first nine months of 2016.

•
Investments totaled $82.77 billion as of September 30, 2017, increasing from $81.80 billion as of December 31, 2016. Net investment income was $843 million in the third quarter of 2017, an increase of 12.7% from $748 million in the third quarter of 2016, and $2.49 billion in the first nine months of 2017, an increase of 11.0% from $2.24 billion in the first nine months of 2016.

•
Net realized capital gains were $103 million in the third quarter of 2017 compared to $33 million in the third quarter of 2016, and net realized capital gains were $318 million in the first nine months of 2017 compared to net realized capital losses of $92 million in the first nine months of 2016.

•
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $55.69 as of September 30, 2017, an increase of 8.2% from $51.48 as of September 30, 2016, and an increase of 9.7% from $50.77 as of December 31, 2016.

•
For the twelve months ended September 30, 2017, return on the average of beginning and ending period common shareholders’ equity of 13.5% increased by 6.1 points from 7.4% for the twelve months ended September 30, 2016.

•
As of September 30, 2017, shareholders’ equity was $22.12 billion. This total included $2.47 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

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

•
During the third quarter of 2017, the Company concluded that its qualified employee pension plan 2017 lump sum payments are expected to exceed a threshold of service and interest cost, which resulted in a pension settlement loss of $86 million, pre-tax, and was recorded as part of operating costs and expenses in the Corporate and Other segment.

50 www.allstate.com

Consolidated Net Income

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Property-liability insurance premiums	$8,121	$7,869	$24,098	$23,406
Life and annuity premiums and contract charges	593	571	1,777	1,701
Net investment income	843	748	2,488	2,241
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(26)	(73)	(135)	(241)
OTTI losses reclassified to (from) other comprehensive income	(2)	—	(2)	8
Net OTTI losses recognized in earnings	(28)	(73)	(137)	(233)
Sales and other realized capital gains and losses	131	106	455	141
Total realized capital gains and losses	103	33	318	(92)
Total revenues	9,660	9,221	28,681	27,256

Costs and expenses
Property-liability insurance claims and claims expense	(5,545)	(5,553)	(16,650)	(17,138)
Life and annuity contract benefits	(456)	(484)	(1,416)	(1,393)
Interest credited to contractholder funds	(174)	(183)	(522)	(558)
Amortization of deferred policy acquisition costs	(1,200)	(1,138)	(3,545)	(3,393)
Operating costs and expenses	(1,218)	(1,021)	(3,401)	(3,043)
Restructuring and related charges	(14)	(5)	(77)	(21)
Interest expense	(83)	(73)	(251)	(218)
Total costs and expenses	(8,690)	(8,457)	(25,862)	(25,764)

Gain on disposition of operations (1)	1	1	15	4
Income tax expense (2)	(305)	(245)	(894)	(459)
Net income	666	520	1,940	1,037

Preferred stock dividends	(29)	(29)	(87)	(87)
Net income applicable to common shareholders	$637	$491	$1,853	$950

Property-Liability	$604	$483	$1,740	$903
Allstate Financial	168	80	422	264
Corporate and Other	(135)	(72)	(309)	(217)
Net income applicable to common shareholders	$637	$491	$1,853	$950
______________________________

(1)	The nine months ended September 30, 2017 includes $10 million related to the conclusion of a contractual arrangement related to the sale of Sterling Collision Centers, Inc. in 2014.

(2)
Income tax expense includes a tax benefit of $9 million and $42 million in the third quarter and nine months ended September 30, 2017, respectively, related to the adoption of the new accounting standard on January 1, 2017 for share-based payments.

The Allstate Corporation 51

Property-Liability

Property-Liability Operations
Overview Our Property-Liability operations consist of two reporting segments: Allstate Protection and Discontinued Lines and Coverages. Allstate Protection comprises three brands where we accept underwriting risk: Allstate, Esurance and Encompass. Allstate Protection is principally engaged in the sale of personal property and casualty insurance, primarily private passenger auto and homeowners insurance, to individuals in the United States and Canada. Allstate Protection also includes service businesses Allstate Roadside Services, Allstate Dealer Services and Arity, which are included in Allstate brand, and SquareTrade. These businesses have a higher service component to the business model than our traditional property and casualty products such as auto or homeowners insurance. Discontinued Lines and Coverages includes results from property-liability insurance coverage that we no longer write. Our exposure to asbestos, environmental and other discontinued lines claims arises principally from direct excess insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources. In fourth quarter 2017, we are changing our reportable segments. See Note 15 “Subsequent Events” of the condensed consolidated financial statements for further information.
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

52 www.allstate.com

Property-Liability

Property-Liability Highlights

•
Net income applicable to common shareholders was $604 million in the third quarter of 2017 compared to $483 million in the third quarter of 2016, and $1.74 billion in the first nine months of 2017 compared to $903 million in the first nine months of 2016.

•
Premiums written totaled $8.58 billion in the third quarter of 2017, an increase of 3.3% from $8.31 billion in the third quarter of 2016, and $24.60 billion in the first nine months of 2017, an increase of 3.0% from $23.88 billion in the first nine months of 2016. Premiums written related to SquareTrade were $104 million and $270 million in the third quarter and first nine months of 2017, respectively. Excluding SquareTrade, premiums written totaled $8.48 billion and $24.33 billion, respectively.

•
Premiums earned totaled $8.12 billion in the third quarter of 2017, an increase of 3.2% from $7.87 billion in the third quarter of 2016, and $24.10 billion in the first nine months of 2017, an increase of 3.0% from $23.41 billion in the first nine months of 2016. Premiums earned related to SquareTrade included $78 million and $207 million in the third quarter and first nine months of 2017, respectively. Excluding SquareTrade, premiums earned totaled $8.04 billion and $23.89 billion, respectively.

•	The loss ratio was 68.3 in the third quarter of 2017 compared to 70.6 in the third quarter of 2016, and 69.1 in the first nine months of 2017 compared to 73.2 in the first nine months of 2016.

•
Catastrophe losses were $861 million in the third quarter of 2017 compared to $481 million in the third quarter of 2016, and $2.64 billion in the first nine months of 2017 compared to $2.27 billion in the first nine months of 2016. The effect of catastrophes on the combined ratio was 10.6 in the third quarter of 2017 compared to 6.1 in the third quarter of 2016, and 11.0 in the first nine months of 2017 compared to 9.7 in the first nine months of 2016.

•
Prior year reserve reestimates totaled $135 million favorable in the third quarter of 2017 compared to $99 million unfavorable in the third quarter of 2016, and $321 million favorable in the first nine months of 2017 compared to $120 million unfavorable in the first nine months of 2016.  These amounts include unfavorable reestimates of $85 million and $96 million from our annual Discontinued Lines and Coverages reserve review performed in the third quarter of 2017 and 2016, respectively.

•
Underwriting income was $429 million in the third quarter of 2017 compared to $355 million in the third quarter of 2016, and underwriting income was $1.16 billion in the first nine months of 2017 compared to $414 million in the first nine months of 2016.

•
Investments were $43.84 billion as of September 30, 2017, an increase of 2.6% from $42.72 billion as of December 31, 2016. Net investment income was $372 million in the third quarter of 2017, an increase of 20.0% from $310 million in the third quarter of 2016, and $1.07 billion in the first nine months of 2017, an increase of 15.7% from $928 million in the first nine months of 2016.

•
Net realized capital gains were $82 million in the third quarter of 2017 compared to $53 million in the third quarter of 2016, and net realized capital gains were $302 million in the first nine months of 2017 compared to net realized capital losses of $20 million in the first nine months of 2016.

The Allstate Corporation 53

Property-Liability

Summarized financial data, a reconciliation of underwriting income to net income applicable to common shareholders, and GAAP operating ratios for our Property-Liability operations are presented in the following table.

($ in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017		2016
Premiums written	$8,583	$8,311	$24,595		$23,877

Revenues
Premiums earned	$8,121	$7,869	$24,098		$23,406
Net investment income	372	310	1,074		928
Realized capital gains and losses	82	53	302		(20)
Total revenues	8,575	8,232	25,474		24,314

Costs and expenses
Claims and claims expense	(5,545)	(5,553)	(16,650)		(17,138)
Amortization of DAC	(1,138)	(1,068)	(3,331)		(3,181)
Operating costs and expenses	(996)	(888)	(2,879)		(2,653)
Restructuring and related charges	(13)	(5)	(75)		(20)
Total costs and expenses	(7,692)	(7,514)	(22,935)		(22,992)

Gain on disposition of operations	—	—	10	(1)	—
Income tax expense (2)	(279)	(235)	(809)		(419)
Net income applicable to common shareholders	$604	$483	$1,740		$903

Underwriting income	$429	$355	$1,163		$414
Net investment income	372	310	1,074		928
Income tax expense on operations	(252)	(218)	(703)		(429)
Realized capital gains and losses, after-tax	54	36	199		(10)
Gain on disposition of operations, after-tax	1	—	7		—
Net income applicable to common shareholders	$604	$483	$1,740		$903

Catastrophe losses	$861	$481	$2,635		$2,269

GAAP operating ratios
Claims and claims expense ratio	68.3	70.6	69.1		73.2
Expense ratio	26.4	24.9	26.1		25.0
Combined ratio	94.7	95.5	95.2		98.2
Effect of catastrophe losses on combined ratio	10.6	6.1	11.0		9.7
Effect of prior year reserve reestimates on combined ratio (3)	(1.7)	1.3	(1.3)		0.5
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio (4)	(0.1)	—	—		0.1
Effect of amortization of purchased intangible assets on combined ratio (5)	0.3	0.1	0.3		0.1
Effect of restructuring and related charges on combined ratio	0.2	0.1	0.3		0.1
Effect of Discontinued Lines and Coverages on combined ratio	1.1	1.3	0.4		0.4
_______________

(1)	Represents the conclusion of a contractual arrangement related to the sale of Sterling Collision Centers, Inc. in 2014.

(2)
Income tax expense includes a tax benefit of $9 million and $42 million in the third quarter and nine months ended September 30, 2017, respectively, related to the adoption of the new accounting standard on January 1, 2017 for share-based payments.

(3)
Favorable prior year reserve reestimates in the three and nine months ended September 30, 2017 were primarily related to severity development for auto injury coverages that was better than expected, partially offset by our annual reserve review in Discontinued Lines and Coverages.

(4)
Prior year reserve reestimates included in catastrophe losses totaled $7 million and $10 million favorable in the three and nine months ended September 30, 2017, respectively, compared to $3 million and $13 million unfavorable in the three and nine months ended September 30, 2016, respectively.

(5)
Amortization of purchased intangible assets totaled $25 million and $74 million for the three and nine months ended September 30, 2017, respectively, of which $23 million and $69 million related to the acquisition of SquareTrade.

54 www.allstate.com

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
A reconciliation of premiums written to premiums earned is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Premiums written
Allstate Protection	$8,583	$8,309	$24,595	$23,875
Discontinued Lines and Coverages (1)	—	2	—	2
Property-Liability premiums written	8,583	8,311	24,595	23,877
Increase in unearned premiums	(513)	(472)	(580)	(570)
Other	51	30	83	99
Property-Liability premiums earned	$8,121	$7,869	$24,098	$23,406

Premiums earned
Allstate Protection	$8,121	$7,869	$24,098	$23,406
Discontinued Lines and Coverages	—	—	—	—
Property-Liability	$8,121	$7,869	$24,098	$23,406
_______________

(1)	2016 results represent retrospective reinsurance premium recognized when billed.

The Allstate Corporation 55

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Allstate Protection Segment
Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Premiums written	$8,583	$8,309	$24,595	$23,875
Premiums earned	$8,121	$7,869	$24,098	$23,406
Claims and claims expense	(5,457)	(5,454)	(16,557)	(17,036)
Amortization of DAC	(1,138)	(1,068)	(3,331)	(3,181)
Other costs and expenses	(996)	(887)	(2,877)	(2,651)
Restructuring and related charges	(13)	(5)	(75)	(20)
Underwriting income	$517	$455	$1,258	$518
Catastrophe losses	$861	$481	$2,635	$2,269

Underwriting income (loss) by line of business
Auto	$244	$24	$878	$(44)
Homeowners	335	395	431	528
Other personal lines (1)	(15)	50	54	104
Commercial lines	(15)	(19)	(21)	(90)
Other business lines (2)	(3)	7	3	25
SquareTrade (3)	(29)	—	(86)	—
Answer Financial	—	(2)	(1)	(5)
Underwriting income	$517	$455	$1,258	$518
_______________
(1) Other personal lines include renter, condominium, landlord and other personal lines products.
(2) Other business lines primarily include Allstate Roadside Services, Allstate Dealer Services, Arity and Ivantage.
(3) SquareTrade includes protection plans covering a wide range of consumer appliance and electronic products.

56 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss) by line of business. The 2017 columns present changes in the third quarter and the first nine months of 2017, respectively, compared to the same periods of 2016. The 2016 columns present changes in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.

($ in millions)	Three months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		SquareTrade		Allstate Protection (1)(2)
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Underwriting income (loss) - prior period	$24	$22	$395	$465	$50	$43	$(19)	$(5)	$—	$—	$455	$540
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	149	199	19	18	13	1	(3)	(1)	78	—	252	219
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	213	(50)	3	(11)	(29)	3	8	14	(40)	—	164	(40)
Catastrophe losses, excluding reserve reestimates	(221)	(139)	(119)	(57)	(40)	(6)	(5)	(4)	—	—	(390)	(206)
Non-catastrophe reserve reestimates	176	24	30	(6)	(2)	13	7	(25)	—	—	213	4
Catastrophe reserve reestimates	3	—	8	(5)	—	—	(1)	—	—	—	10	(5)
Losses subtotal	171	(165)	(78)	(79)	(71)	10	9	(15)	(40)	—	(3)	(247)
(Increase) decrease expenses	(100)	(32)	(1)	(9)	(7)	(4)	(2)	2	(67)	—	(187)	(57)
Underwriting income (loss) - current period	$244	$24	$335	$395	$(15)	$50	$(15)	$(19)	$(29)	$—	$517	$455

	Nine months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		SquareTrade		Allstate Protection (1) (2)
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Underwriting income (loss) - prior period	$(44)	$(13)	$528	$922	$104	$104	$(90)	$(33)	$—	$—	$518	$1,001
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	448	660	24	107	35	3	(16)	2	207	—	692	781
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	560	(491)	(49)	55	(27)	28	29	(4)	(105)	—	436	(399)
Catastrophe losses, excluding reserve reestimates	(179)	(319)	(182)	(514)	(26)	(55)	3	(8)	—	—	(389)	(896)
Non-catastrophe reserve reestimates	289	90	73	(5)	(1)	25	46	(54)	—	—	409	55
Catastrophe reserve reestimates	6	—	21	(13)	(7)	1	3	—	—	—	23	(12)
Losses subtotal	676	(720)	(137)	(477)	(61)	(1)	81	(66)	(105)	—	479	(1,252)
(Increase) decrease expenses	(202)	29	16	(24)	(24)	(2)	4	7	(188)	—	(431)	(12)
Underwriting income (loss) - current period	$878	$(44)	$431	$528	$54	$104	$(21)	$(90)	$(86)	$—	$1,258	$518
_______________

(1)
Includes other business lines underwriting loss of $3 million and underwriting income of $7 million in the third quarter of 2017 and 2016, respectively, and underwriting income of $3 million and $25 million in the first nine months of 2017 and 2016, respectively. Includes Answer Financial underwriting loss of zero and $2 million in the third quarter of 2017 and 2016, respectively, and $1 million and $5 million in the first nine months of 2017 and 2016, respectively.

(2)
Arity had affiliate revenues and expenses of $19 million and $26 million in the third quarter of 2017, respectively, and $59 million and $72 million the first nine months of 2017, respectively, which have been eliminated in consolidation.

The Allstate Corporation 57

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Underwriting income totaled $517 million in the third quarter of 2017 compared to $455 million in the third quarter of 2016 and $1.26 billion in the first nine months of 2017 compared to $518 million in the first nine months of 2016. The increases in both periods were primarily due to increased premiums earned, lower claim frequency and favorable prior year reserve reestimates, partially offset by higher catastrophe losses.
Investment results are not included in the underwriting income analysis above. We do not allocate Property-Liability investment income, realized capital gains and losses, or assets to the Allstate Protection and Discontinued Lines and Coverages segments. Management reviews assets at the Property-Liability level for decision-making purposes. For a more detailed discussion on investment results, see the Property-Liability Investment Results section of the MD&A and Reportable Segments Footnote (Note 4) of the condensed consolidated financial statements.
Premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2017	2016	2017	2016
Auto	$5,664	$5,521	$16,569	$16,149
Homeowners	2,053	2,006	5,542	5,484
Other personal lines	478	474	1,336	1,307
Subtotal – Personal lines	8,195	8,001	23,447	22,940
Commercial lines	116	123	363	384
Other business lines	168	185	515	551
SquareTrade	104	—	270	—
Total	$8,583	$8,309	$24,595	$23,875
Premiums earned
Auto	$5,502	$5,353	$16,327	$15,879
Homeowners	1,832	1,813	5,462	5,438
Other personal lines	439	426	1,306	1,271
Subtotal – Personal lines	7,773	7,592	23,095	22,588
Commercial lines	124	127	367	383
Other business lines	146	150	429	435
SquareTrade	78	—	207	—
Total	$8,121	$7,869	$24,098	$23,406
Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended September 30,
Auto	70.3	75.5	25.3	24.1	95.6	99.6
Homeowners	57.6	53.9	24.1	24.3	81.7	78.2
Other Personal lines	74.3	59.9	29.1	28.4	103.4	88.3
Commercial lines	83.1	88.2	29.0	26.8	112.1	115.0
Other business lines	43.2	46.0	58.9	49.3	102.1	95.3
SquareTrade	51.3	—	85.9	—	137.2	—
Total	67.2	69.3	26.4	24.9	93.6	94.2

Nine months ended September 30,
Auto	69.6	75.9	25.0	24.4	94.6	100.3
Homeowners	68.6	66.4	23.5	23.9	92.1	90.3
Other Personal lines	67.6	64.6	28.3	27.2	95.9	91.8
Commercial lines	77.6	95.6	28.1	27.9	105.7	123.5
Other business lines	39.4	44.6	59.9	49.7	99.3	94.3
SquareTrade	50.7	—	90.8	—	141.5	—
Total	68.7	72.8	26.1	25.0	94.8	97.8
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.

58 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Loss ratios by line of business are analyzed in the following table and discussed in detail in the brand sections below.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended September 30,
Auto	70.3	75.5	6.9	3.1	(3.4)	(0.2)	(0.1)	(0.1)
Homeowners	57.6	53.9	21.6	15.7	(2.3)	(0.2)	(0.1)	0.3
Other Personal lines	74.3	59.9	14.8	5.9	—	(0.5)	(0.2)	(0.3)
Commercial lines	83.1	88.2	10.5	5.5	5.6	10.3	0.8	—
Other business lines	43.2	46.0	3.4	—	0.7	2.0	—	—
SquareTrade	51.3	—	—	—	—	—	—	—
Total	67.2	69.3	10.6	6.1	(2.8)	—	(0.1)	—

Nine months ended September 30,
Auto	69.6	75.9	4.2	3.2	(2.1)	(0.3)	(0.1)	(0.1)
Homeowners	68.6	66.4	31.8	29.0	(1.6)	0.1	(0.1)	0.3
Other Personal lines	67.6	64.6	14.3	12.0	—	(0.6)	0.4	(0.1)
Commercial lines	77.6	95.6	6.0	7.3	1.9	14.6	0.3	1.0
Other business lines	39.4	44.6	1.2	—	0.2	0.7	—	—
SquareTrade	50.7	—	—	—	—	—	—	—
Total	68.7	72.8	11.0	9.7	(1.7)	0.1	—	0.1

The Allstate Corporation 59

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Catastrophe losses were $861 million and $2.64 billion in the third quarter and first nine months of 2017, respectively, compared to $481 million and $2.27 billion in the third quarter and first nine months of 2016, respectively. Catastrophe losses included $507 million and $134 million related to Hurricanes Harvey and Irma, respectively, in the third quarter of 2017, with over 100 thousand auto and homeowners reported claims, excluding flood related homeowners claims. Over 85% of the reported claims have been closed.
Loss estimates are generally based on claim adjuster inspections and the application of historical loss development factors. Our loss estimates are calculated in accordance with the coverage provided by our policies. Auto policyholders generally have coverage for physical damage due to flood if they have purchased optional auto comprehensive coverage. Our homeowners policies specifically exclude coverage for losses caused by flood. We voluntarily participate as a Write Your Own carrier in the National Flood Insurance Program (“NFIP”). The NFIP is administered and regulated by the Federal Emergency Management Agency. We write the policy for the NFIP, which assumes 100% of the flood risk, while we retain a commission for our service. We operate in a fiduciary capacity as a fiscal agent of the federal government in the issuing and administering of the Standard Flood Insurance Policy. The federal government is obligated to pay all claims and certain allocated loss adjustment expenses in accordance with the arrangement. Congress is considering reforms to the program that would be incorporated in legislation to reauthorize the NFIP as well as evaluating the funding of the program.
Hurricane Irma property losses are covered by our Florida Excess Catastrophe Reinsurance Agreement which is comprised of five contracts and provides $658 million of coverage for personal lines property excess catastrophe losses caused by multiple perils in Florida subject to a $20 million retention. We ceded approximately $90 million of claims and claims expense related to these reinsurance agreements. Hurricane Harvey catastrophe losses were $507 million. These losses were subject to our personal lines property and auto nationwide reinsurance agreement. However, the losses qualifying under this agreement did not exceed the program’s $500 million retention. For details of our catastrophe reinsurance program see Note 10 on our Form 10-K for the year-ended December 31, 2016 and Item 2. Management’s Discussion and Analysis on our Form 10-Q for the periods ended March 31, 2017 and June 30, 2017.
We are subject to assessments from Citizens Property Insurance Corporation in the state of Florida (“FL Citizens”). FL Citizens, at the discretion and direction of its Board of Governors, can levy a regular assessment on assessable insurers and assessable insureds for a deficit in any calendar year up to a specified amount with the insurer having the ability to recoup a regular assessment through a surcharge to policyholders. Based on initial estimates by the Board of Governors, FL Citizens has sufficient resources to cover the losses from Hurricane Irma, and the impact of the storm will not put the program in a deficit position.  See Note 14 on our Form 10-K for the year-ended December 31, 2016 for additional information.
We also participate as a member of the Texas Windstorm Insurance Association (“TWIA”) which provides wind and hail coverage to coastal risks unable to procure coverage in the voluntary market. Wind and hail coverage is written on a TWIA-issued policy. The TWIA board has the ability to assess insurers operating in the state, but has not indicated any assessments to insurers at this time. See Note 14 on our Form 10-K for the year-ended December 31, 2016 for additional information.
The first nine months of 2017 and 2016 have been impacted by higher than normal historical year-to-date catastrophe losses compared to the past five years. For additional information on the impacts of Hurricanes Harvey and Irma see the brand discussions below.
We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms and freezes, tornadoes, hailstorms, wildfires, tropical storms, tsunamis, hurricanes, earthquakes and volcanoes. We are also exposed to man-made catastrophic events, such as certain types of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be reliably predicted.

60 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Catastrophe losses by the size of event are shown in the following table.

($ in millions)	Three months ended September 30, 2017
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	4.5%	$507	58.9%	6.2	$507
$101 million to $250 million	1	4.5	134	15.6	1.7	134
$50 million to $100 million	—	—	—	—	—	—
Less than $50 million	20	91.0	188	21.8	2.3	9
Total	22	100.0%	829	96.3	10.2	38
Prior year reserve reestimates			(7)	(0.8)	(0.1)
Prior quarter reserve reestimates			39	4.5	0.5
Total catastrophe losses			$861	100.0%	10.6

	Nine months ended September 30, 2017
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	1.1%	$507	19.2%	2.1	$507
$101 million to $250 million	4	4.4	695	26.4	2.9	174
$50 million to $100 million	7	7.7	465	17.7	1.9	66
Less than $50 million	79	86.8	978	37.1	4.1	12
Total	91	100.0%	2,645	100.4	11.0	29
Prior year reserve reestimates			(10)	(0.4)	—
Total catastrophe losses			$2,635	100.0%	11.0
Catastrophe losses by the type of event are shown in the following table.

($ in millions)	Three months ended September 30,				Nine months ended September 30,
	Number of events	2017	Number of events	2016	Number of events	2017	Number of events	2016
Hurricanes/Tropical storms	2	$641	1	$17	2	$641	1	$17
Tornadoes	—	—	2	9	3	101	2	9
Wind/Hail	17	180	28	434	81	1,872	64	2,120
Wildfires	3	8	4	32	3	8	6	53
Other events	—	—	—	—	2	23	2	57
Prior year reserve reestimates		(7)		3		(10)		13
Prior quarter reserve reestimates		39		(14)		—		—
Total catastrophe losses	22	$861	35	$481	91	$2,635	75	$2,269
Expense ratio increased 1.5 points and 1.1 points in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. The expense ratios by line of business are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Auto	25.3	24.1	25.0	24.4
Homeowners	24.1	24.3	23.5	23.9
Other personal lines	29.1	28.4	28.3	27.2
Commercial lines	29.0	26.8	28.1	27.9
Other business lines	58.9	49.3	59.9	49.7
SquareTrade (1)	85.9	—	90.8	—
Total expense ratio (1)	26.4	24.9	26.1	25.0
_______________
(1) Includes $23 million and $69 million in the third quarter and first nine months of 2017, respectively, of amortization of purchased intangible assets related to the acquisition of SquareTrade that was completed on January 3, 2017, an impact of 29.5 points and 33.3 points to the SquareTrade expense ratio in the third quarter and first nine months of 2017, respectively, and an impact of 0.3 points to the total expense ratio in both the third quarter and first nine months of 2017.

The Allstate Corporation 61

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization of DAC	14.0	13.5	13.9	13.6
Advertising expense	2.3	2.6	2.3	2.4
Amortization of purchased intangible assets	0.3	0.1	0.3	0.1
Other costs and expenses	9.6	8.6	9.3	8.8
Restructuring and related charges	0.2	0.1	0.3	0.1
Total expense ratio	26.4	24.9	26.1	25.0
Reserve reestimates The tables below show reserves, net of reinsurance, representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2017 and 2016 and the effect of reestimates in each year.

($ in millions)	January 1 reserves
	2017	2016
Auto	$13,530	$12,459
Homeowners	1,990	1,937
Other personal lines	1,456	1,490
Commercial lines	621	554
Other business lines	24	21
Total Allstate Protection	$17,621	$16,461

($ in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Auto	$(189)	$(10)	(2.4)	(0.1)	$(336)	$(41)	(1.4)	(0.2)
Homeowners	(42)	(4)	(0.5)	(0.1)	(86)	8	(0.3)	—
Other personal lines	—	(2)	—	—	—	(8)	—	—
Commercial lines	7	13	0.1	0.2	7	56	—	0.3
Other business lines	1	3	—	—	1	3	—	—
Total Allstate Protection (3)	$(223)	$—	(2.8)	—	$(414)	$18	(1.7)	0.1

Allstate brand	$(220)	$3	(2.8)	—	$(408)	$14	(1.7)	0.1
Esurance brand	(1)	(4)	—	—	(2)	(12)	—	(0.1)
Encompass brand	(2)	1	—	—	(4)	16	—	0.1
Total Allstate Protection	$(223)	$—	(2.8)	—	$(414)	$18	(1.7)	0.1
_______________

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $7 million and $10 million favorable in the three and nine months ended September 30, 2017, respectively, compared to $3 million and $13 million unfavorable in the three and nine months ended September 30, 2016, respectively.

Favorable reserve reestimates in the third quarter and first nine months of 2017 primarily relate to severity development for auto injury coverages that was better than expected. Severity development for auto injury coverages was due in part to claims process improvements.

62 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection for the nine months ended September 30, 2017. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios are discussed in the brand sections below.

($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total
Auto	$14,903	67.1%	$1,252	95.0%	$414	52.3%	$16,569	67.4%
Homeowners	5,171	23.3	60	4.5	311	39.3	5,542	22.5
Other personal lines	1,263	5.7	6	0.5	67	8.4	1,336	5.4
Commercial lines	363	1.6	—	—	—	—	363	1.5
Other business lines	515	2.3	—	—	—	—	515	2.1
SquareTrade	—	—	—	—	—	—	270	1.1
Total	$22,215	100.0%	$1,318	100.0%	$792	100.0%	$24,595	100.0%

Percent to total Allstate Protection		90.3%		5.4%		3.2%

PIF (thousands)
Auto	19,513	55.9%	1,369	91.9%	548	61.0%	21,430	30.0%
Homeowners	6,071	17.4	76	5.1	262	29.2	6,409	9.0
Other personal lines	4,212	12.1	45	3.0	88	9.8	4,345	6.1
Commercial lines	251	0.7	—	—	—	—	251	0.4
Other business lines	4,838	13.9	—	—	—	—	4,838	6.8
SquareTrade	—	—	—	—	—	—	34,078	47.7
Total	34,885	100.0%	1,490	100.0%	898	100.0%	71,351	100.0%

Percent to total Allstate Protection		48.9%		2.1%		1.3%

Underwriting income (loss)
Auto	$913	64.5%	$(32)	58.2%	$(3)	18.8%	$878	69.8%
Homeowners	473	33.4	(24)	43.6	(18)	112.5	431	34.3
Other personal lines	48	3.4	1	(1.8)	5	(31.3)	54	4.3
Commercial lines	(21)	(1.5)	—	—	—	—	(21)	(1.7)
Other business lines	3	0.2	—	—	—	—	3	0.2
SquareTrade	—	—	—	—	—	—	(86)	(6.8)
Answer Financial	—	—	—	—	—	—	(1)	(0.1)
Total	$1,416	100.0%	$(55)	100.0%	$(16)	100.0%	$1,258	100.0%
When analyzing premium measures and statistics for all three brands the following calculations are used as described below.

•	PIF: Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

The Allstate Corporation 63

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Premiums written	$7,755	$7,564	$22,215	$21,708
Premiums earned	$7,342	$7,152	$21,785	$21,257
Claims and claims expense	(4,922)	(4,920)	(14,865)	(15,419)
Amortization of DAC	(1,067)	(1,003)	(3,119)	(2,982)
Other costs and expenses	(804)	(731)	(2,318)	(2,183)
Restructuring and related charges	(13)	(5)	(67)	(19)
Underwriting income	$536	$493	$1,416	$654
Catastrophe losses	$832	$440	$2,455	$2,136

Underwriting income (loss) by line of business
Auto	$253	$49	$913	$37
Homeowners	319	406	473	568
Other personal lines (1)	(18)	50	48	114
Commercial lines	(15)	(19)	(21)	(90)
Other business lines (2)	(3)	7	3	25
Underwriting income	$536	$493	$1,416	$654
_______________

(1)	Other personal lines include renter, condominium, landlord and other personal lines products.

(2)	Other business lines primarily include Allstate Roadside Services, Allstate Dealer Services, Arity and Ivantage.
The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income. The 2017 columns present changes in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. The 2016 columns present changes in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Underwriting income (loss) - prior period	$493	$571	$654	$1,183
Changes in underwriting income from:
Increase (decrease) premiums earned	190	220	528	776
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	176	(36)	473	(423)
Catastrophe losses, excluding reserve reestimates	(401)	(184)	(341)	(870)
Non-catastrophe reserve reestimates	214	(10)	400	58
Catastrophe reserve reestimates	9	(6)	22	(12)
Losses subtotal	(2)	(236)	554	(1,247)
(Increase) decrease expenses	(145)	(62)	(320)	(58)
Underwriting income (loss) - current period	$536	$493	$1,416	$654
Underwriting income totaled $536 million in the third quarter of 2017 compared to $493 million in the third quarter of 2016 and $1.42 billion in the first nine months of 2017, an increase from $654 million in the first nine months of 2016. Both period increases were primarily due to increased premiums earned, lower claim frequency and favorable prior year reserve reestimates compared to unfavorable reserve reestimates in 2016, partially offset by higher catastrophe losses primarily related to Hurricanes Harvey and Irma, and higher employee-related and agent compensation costs.

64 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

For auto insurance, we continued to take a balanced approach to profitable growth. As auto margins have improved, we have expanded the number of states in which we are implementing growth plans. While we continue to file rate increases to keep pace with loss trends, the overall magnitude of rates taken has moderated as profitability trends have improved.
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
Premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2017	2016	2017	2016
Auto	$5,096	$4,940	$14,903	$14,453
Homeowners	1,921	1,869	5,171	5,092
Other personal lines	454	447	1,263	1,228
Subtotal – Personal lines	7,471	7,256	21,337	20,773
Commercial lines	116	123	363	384
Other business lines	168	185	515	551
Total	$7,755	$7,564	$22,215	$21,708
Premiums earned
Auto	$4,951	$4,793	$14,673	$14,205
Homeowners	1,707	1,683	5,086	5,045
Other personal lines	414	399	1,230	1,189
Subtotal – Personal lines	7,072	6,875	20,989	20,439
Commercial lines	124	127	367	383
Other business lines	146	150	429	435
Total	$7,342	$7,152	$21,785	$21,257

The Allstate Corporation 65

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Auto insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017		2016
PIF (thousands)	19,513	19,852	19,513		19,852
New issued applications (thousands)	651	584	1,900		1,750
Average premium	$556	$532	$546		$518
Renewal ratio (%)	87.7	87.5	87.5		87.9
Approved rate changes (1):
# of locations (2)	17	25	43		51
Total brand (%) (3)	0.4	1.0	2.8	(6)	5.9
Location specific (%) (4) (5)	3.0	7.1	4.7	(6)	7.0
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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $76 million and $551 million in the three and nine months ended September 30, 2017, respectively, compared to $192 million and $1.09 billion in the three and nine months ended September 30, 2016, respectively. Approximately 38% of the Allstate brand rate increases approved in the first nine months of 2017 are expected to be earned in 2017, with the remainder expected to be earned in 2018 and 2019.

(6) Includes a rate increase in California in first quarter 2017. Excluding California, Allstate brand auto total brand and location specific rate changes were 2.2% and 4.3% for the nine months ended September 30, 2017, respectively.
Auto insurance premiums written totaled $5.10 billion in the third quarter of 2017, a 3.2% increase from $4.94 billion in the third quarter of 2016, and $14.90 billion in the first nine months of 2017, a 3.1% increase from $14.45 billion in the first nine months of 2016. Factors impacting premiums written were the following:

•
1.7% or 339 thousand decrease in PIF as of September 30, 2017 compared to September 30, 2016. PIF decreased slightly by 0.2% or 35 thousand as of September 30, 2017 compared to June 30, 2017. Auto PIF increased in 14 states, including 3 of our largest 10 states, as of September 30, 2017 compared to September 30, 2016.

•
11.5% and 8.6% increase in new issued applications in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. 41 states, including all of our 10 largest states, experienced increases in new issued applications in the third quarter of 2017 compared to the same period of 2016, with 29 states experiencing double digit increases. 40 states, including 8 of our 10 largest states, experienced increases in new issued applications in the first nine months of 2017 compared to the same period of 2016, with 22 states experiencing double digit increases. Hurricanes disrupted business operations and constrained new business volume in the impacted areas in the third quarter of 2017.

•
4.5% and 5.4% increase in average premium in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to rate increases. Rate changes approved for auto do not assume customer choices such as non-renewal or changes in policy terms which might reduce future premiums.

•
0.2 point increase and 0.4 point decrease in the renewal ratio in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. 29 states, including 6 of our 10 largest states, and 20 states, including 3 of our 10 largest states, experienced increases in the renewal ratio in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. The renewal ratio in third quarter 2017 sequentially increased by 0.3 points compared to second quarter 2017.

66 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Homeowners insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
PIF (thousands)	6,071	6,131	6,071	6,131
New issued applications (thousands)	198	188	556	545
Average premium	$1,203	$1,181	$1,194	$1,176
Renewal ratio (%)	87.5	87.9	87.2	87.9
Approved rate changes (1):
# of locations (2)	8	10	23	33
Total brand (%)	0.5	0.2	1.6	0.6	(4)
Location specific (%) (3)	5.3	4.6	4.2	1.6	(4)
_______________

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $38 million and $113 million in the three and nine months ended September 30, 2017, respectively, compared to $16 million and $43 million in the three and nine months ended September 30, 2016, respectively.

(4)
Includes the impact of a rate decrease in California in first quarter 2016. Excluding California, Allstate brand homeowners total brand and location specific rate changes were 1.6% and 5.2% for the nine months ended September 30, 2016, respectively.

Homeowners insurance premiums written totaled $1.92 billion in the third quarter of 2017, a 2.8% increase from $1.87 billion in the third quarter of 2016, and $5.17 billion in the first nine months of 2017, a 1.6% increase from $5.09 billion in the first nine months of 2016. Factors impacting premiums written were the following:

•
1.0% or 60 thousand decrease in PIF as of September 30, 2017 compared to September 30, 2016. PIF decreased slightly by 2 thousand as of September 30, 2017 compared to June 30, 2017. Allstate brand homeowners PIF increased in 18 states, including 2 of our largest 10 states, as of September 30, 2017 compared to September 30, 2016.

•
5.3% and 2.0% increase in new issued applications in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. Of our largest 10 states, 6 experienced increases in new issued applications in both the third quarter and first nine months of 2017 compared to the same periods of 2016. Hurricanes disrupted business operations and constrained new business volume in the impacted areas in the third quarter of 2017.

•
1.9% and 1.5% increase in average premium in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to rate changes and increasing insured home valuations due to inflationary costs.

•
0.4 point and 0.7 point decrease in the renewal ratio in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. Of our largest 10 states, 3 and 2 experienced an increase in the renewal ratio in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. The renewal ratio in third quarter 2017 sequentially increased by 0.5 points compared to second quarter 2017.

•
$11 million decrease in the cost of our catastrophe reinsurance program to $69 million in the third quarter of 2017 from $80 million in the third quarter of 2016, and $33 million decrease to $223 million in the first nine months of 2017 from $256 million in the first nine months of 2016. Catastrophe reinsurance premiums are recorded primarily in Allstate brand and are a reduction of premium.

Premiums written for Allstate’s House and Home product, our homeowners offering currently available in 41 of the 50 states we operate in, totaled $668 million in the third quarter of 2017 compared to $532 million in the third quarter of 2016, and $1.73 billion in the first nine months of 2017 compared to $1.08 billion in the first nine months of 2016.
Other personal lines premiums written totaled $454 million in the third quarter of 2017, a 1.6% increase from $447 million in the third quarter of 2016, and $1.26 billion in the first nine months of 2017, a 2.9% increase from $1.23 billion in the first nine months of 2016. The increases in both periods were primarily due to personal umbrella insurance premiums.
Commercial lines premiums written totaled $116 million in the third quarter of 2017, a 5.7% decrease from $123 million in the third quarter of 2016, and $363 million in the first nine months of 2017, a 5.5% decrease from $384 million in the first nine months of 2016. The decreases in both periods were driven by decreased new business and lower renewals due to profit improvement actions, partially offset by increased average premiums.
Other business lines premiums written totaled $168 million in the third quarter of 2017, a 9.2% decrease from $185 million in the third quarter of 2016, and $515 million in the nine months of 2017, a 6.5% decrease from $551 million in the first nine

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
Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended September 30,
Auto	69.8	75.3	25.1	23.7	94.9	99.0
Homeowners	57.9	53.1	23.4	22.8	81.3	75.9
Other personal lines	75.3	59.2	29.0	28.3	104.3	87.5
Commercial lines	83.1	88.2	29.0	26.8	112.1	115.0
Other business lines	43.2	46.0	58.9	49.3	102.1	95.3
Total	67.0	68.8	25.7	24.3	92.7	93.1

Nine months ended September 30,
Auto	69.0	75.8	24.8	23.9	93.8	99.7
Homeowners	67.9	66.2	22.8	22.5	90.7	88.7
Other Personal lines	67.9	63.3	28.2	27.1	96.1	90.4
Commercial lines	77.6	95.6	28.1	27.9	105.7	123.5
Other business lines	39.4	44.6	59.9	49.7	99.3	94.3
Total	68.2	72.5	25.3	24.4	93.5	96.9
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.
Loss ratios by line of business are analyzed in the following table.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended September 30,
Auto	69.8	75.3	7.4	3.1	(3.8)	(0.1)	(0.1)	(0.1)
Homeowners	57.9	53.1	22.4	15.4	(2.5)	(0.3)	(0.2)	0.3
Other personal lines	75.3	59.2	15.7	6.0	0.7	(0.8)	—	(0.3)
Commercial lines	83.1	88.2	10.5	5.5	5.6	10.3	0.8	—
Other business lines	43.2	46.0	3.4	—	0.7	2.0	—	—
Total	67.0	68.8	11.3	6.2	(3.0)	—	(0.1)	—

Nine months ended September 30,
Auto	69.0	75.8	4.4	3.4	(2.3)	(0.2)	(0.1)	—
Homeowners	67.9	66.2	31.6	29.3	(1.7)	0.1	(0.1)	0.4
Other Personal lines	67.9	63.3	14.7	12.5	0.5	(1.3)	0.4	(0.1)
Commercial lines	77.6	95.6	6.0	7.3	1.9	14.6	0.3	1.0
Other business lines	39.4	44.6	1.2	—	0.2	0.7	—	—
Total	68.2	72.5	11.3	10.0	(1.9)	0.1	—	0.1
Auto loss ratio decreased 5.5 points and 6.8 points in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to increased premiums earned, lower claim frequency and higher favorable prior year reserve reestimates, partially offset by higher catastrophe losses.
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

68 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

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
We have opened several Digital Operating Centers to handle auto claims countrywide utilizing our virtual estimation capabilities, which includes estimating damage through photos with the use of QuickFoto Claim® and Virtual AssistSM (video chat technology used to review supplemental damage with auto body shops). We are assessing wind and hail property claims through the use of drones, piloted airplanes and satellite imagery. We are continuing to aggressively seek new technology and process solutions to provide continued loss cost accuracy, efficient processes and customer experiences that are simple, fast and produce high degrees of satisfaction. While these claims organizational and process changes are occurring, frequency and severity statistics may be impacted as changes in claim opening and closing practices, if any, can impact comparisons to prior periods.
Property damage paid claim frequency decreased 9.0% and 5.2% in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. 47 states experienced a year over year decrease in property damage paid claim frequency in third quarter 2017 when compared to third quarter 2016.  Property damage paid claim severities increased 4.9% and 3.8% in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. Property damage paid claim severity trend is being impacted by claims process changes involving QuickFoto Claim and Virtual Assist, which impacts the timing of claim payments.
Bodily injury gross claim frequency decreased 5.6% and 5.5% in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. Bodily injury paid claim frequency decreased 9.1% and 18.5% while bodily injury paid claim severity increased 15.0% and 23.3% in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. Claim process changes in the second half of 2016 related to enhanced documentation of injuries and related medical treatments are having a related impact on paid claim frequency and severity due to payment mix and claim closure patterns.  These process changes normalized during the first half of 2017 and the related impacts on the percent change in paid claim frequency and severity have begun to moderate in third quarter 2017.
Homeowners loss ratio increased 4.8 points and 1.7 points in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to higher catastrophe losses, partially offset by higher favorable prior year reserve reestimates and increased premiums earned. Paid claim frequency excluding catastrophe losses decreased 5.4% and increased 1.0% in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. Paid claim severity excluding catastrophe losses increased 8.1% and 4.1% in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 16.1 points and 4.6 points in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to higher catastrophe losses, unfavorable prior year reserve reestimates and higher claim severity, partially offset by increased premiums earned.
Commercial lines loss ratio decreased 5.1 points in the third quarter of 2017 compared to the third quarter of 2016, primarily due to lower unfavorable prior year reserve reestimates and lower claim frequency, partially offset by higher catastrophe losses. Commercial lines loss ratio decreased 18.0 points in the first nine months of 2017 compared to the first nine months of 2016, primarily due to lower unfavorable prior year reserve reestimates, lower catastrophe losses and claim frequency.

The Allstate Corporation 69

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Catastrophe losses were $832 million and $2.46 billion in the third quarter and first nine months of 2017, respectively, compared to $440 million and $2.14 billion in the third quarter and first nine months of 2016, respectively. Catastrophe losses included $617 million in the third quarter and first nine months of 2017 related to Hurricanes Harvey and Irma.
Expense ratio The expense ratios by line of business are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Auto	25.1	23.7	24.8	23.9
Homeowners	23.4	22.8	22.8	22.5
Other personal lines	29.0	28.3	28.2	27.1
Commercial lines	29.0	26.8	28.1	27.9
Other business lines (1)	58.9	49.3	59.9	49.7
Total expense ratio	25.7	24.3	25.3	24.4
_______________

(1)
Increases in the third quarter and first nine months of 2017 compared to the same periods of 2016 are primarily due to Allstate Roadside Services increase in strategic investments in the Good Hands Rescue Network and Allstate Dealer Services increase in employee-related costs and an overall decrease in earned premiums.

The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization of DAC	14.5	14.0	14.3	14.0
Advertising expense	2.0	2.2	2.0	2.0
Other costs and expenses	9.0	8.0	8.7	8.3
Restructuring and related charges	0.2	0.1	0.3	0.1
Total expense ratio	25.7	24.3	25.3	24.4
Expense ratio increased 1.4 points and 0.9 points in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to higher employee-related compensation costs, resulting from higher year-to-date profitability, and agent compensation costs. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in the third quarter and first nine months of 2017 were higher than the same periods of 2016.

70 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Premiums written	$453	$446	$1,318	$1,290
Premiums earned	$432	$418	$1,280	$1,237
Claims and claims expense	(337)	(326)	(997)	(939)
Amortization of DAC	(11)	(10)	(31)	(30)
Other costs and expenses	(103)	(123)	(304)	(371)
Restructuring and related charges	—	—	(3)	—
Underwriting loss	$(19)	$(41)	$(55)	$(103)
Catastrophe losses	$17	$14	$49	$31

Underwriting income (loss) by line of business
Auto	$(15)	$(19)	$(32)	$(49)
Homeowners	(4)	(22)	(24)	(54)
Other personal lines	—	—	1	—
Underwriting loss	$(19)	$(41)	$(55)	$(103)
The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss). The 2017 columns present changes in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. The 2016 columns present changes in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Underwriting income (loss) - prior period	$(41)	$(26)	$(103)	$(136)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	14	19	43	49
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(5)	(23)	(29)	(25)
Catastrophe losses, excluding reserve reestimates	(3)	(12)	(19)	(21)
Non-catastrophe reserve reestimates	(3)	(2)	(11)	(1)
Catastrophe reserve reestimates	—	1	1	1
Losses subtotal	(11)	(36)	(58)	(46)
(Increase) decrease expenses	19	2	63	30
Underwriting income (loss) - current period	$(19)	$(41)	$(55)	$(103)
Underwriting loss totaled $19 million in the third quarter of 2017, an improvement from $41 million in the third quarter of 2016 and $55 million in the first nine months of 2017, compared to $103 million in the first nine months of 2016. The improvements in both periods were primarily due to increased premiums earned, decreased homeowners marketing and lower amortization of purchased intangible assets, partially offset by higher catastrophe losses and lower favorable prior year reserve reestimates.
We are focused on improving our results through profit improvement actions that include rate increases, a shift to lower risk customers, and decreased homeowners marketing while enhancing processes and operations to improve the customer experience.

The Allstate Corporation 71

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2017	2016	2017	2016
Auto	$427	$428	$1,252	$1,243
Homeowners	24	16	60	41
Other personal lines	2	2	6	6
Total	$453	$446	$1,318	$1,290
Premiums earned
Auto	$411	$405	$1,225	$1,202
Homeowners	19	11	49	29
Other personal lines	2	2	6	6
Total	$432	$418	$1,280	$1,237
Auto insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
PIF (thousands)	1,369	1,395	1,369	1,395
New issued applications (thousands)	116	151	379	460
Average premium	$574	$546	$570	$544
Renewal ratio (%)	81.8	78.9	81.3	79.5
Approved rate changes (1):
# of locations (2)	16	9	19	26
Total brand (%) (3)	2.0	0.4	4.4	2.0
Location specific (%) (4) (5)	5.6	2.3	5.7	4.4
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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $32 million and $71 million in the three and nine months ended September 30, 2017, respectively, compared to $6 million and $31 million in the three and nine months ended September 30, 2016, respectively.

Auto premiums written totaled $427 million in the third quarter of 2017, a 0.2% decrease from $428 million in the third quarter of 2016, $1.25 billion in the first nine months of 2017, a 0.7% increase from $1.24 billion in the first nine months of 2016. Factors impacting premiums written were the following:
•1.9% or 26 thousand decrease in PIF as of September 30, 2017 compared to September 30, 2016.

•
23.2% and 17.6% decrease in new issued applications in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to the impact of rate increases and the shift to lower risk customers.

•	5.1% and 4.8% increase in average premium in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016.

•
2.9 point and 1.8 point increase in the renewal ratio in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to the shift to lower risk customers and improved customer experience.

72 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Homeowners insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
PIF (thousands)	76	52	76	52
New issued applications (thousands)	10	10	27	28
Average premium	$924	$872	$919	$877
Renewal ratio (%) (1)	85.8	83.1	85.3	83.3
Approved rate changes (2) :
# of locations (3)	—	N/A	—	N/A
Total brand (%)	—	N/A	—	N/A
Location specific (%)	—	N/A	—	N/A
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
N/A reflects not applicable.
Homeowners insurance premiums written totaled $24 million in the third quarter of 2017 compared to $16 million in the third quarter of 2016, and $60 million in the first nine months of 2017 compared to $41 million in the first nine months of 2016. Factors impacting premiums written were the following:

•	24 thousand increase in PIF as of September 30, 2017 compared to September 30, 2016.

•	3.6% decrease in new issued applications in the first nine months of 2017 compared to the same period of 2016, due to reduced advertising spending.

•
6.0% and 4.8% increase in average premium in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to rate changes. As of September 30, 2017, Esurance is writing homeowners insurance in 31 states with lower hurricane risk, contributing to lower average premium.

Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended September 30,
Auto	78.3	77.3	25.3	27.4	103.6	104.7
Homeowners	73.7	100.0	47.4	200.0	121.1	300.0
Other personal lines	50.0	100.0	50.0	—	100.0	100.0
Total	78.0	78.0	26.4	31.8	104.4	109.8

Nine months ended September 30,
Auto	77.2	75.7	25.4	28.4	102.6	104.1
Homeowners	98.0	86.2	51.0	200.0	149.0	286.2
Other Personal lines	50.0	66.7	33.3	33.3	83.3	100.0
Total	77.9	75.9	26.4	32.4	104.3	108.3
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.

The Allstate Corporation 73

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Loss ratios by line of business are analyzed in the following table.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended September 30,
Auto	78.3	77.3	3.6	2.2	—	(1.0)	—	—
Homeowners	73.7	100.0	10.5	45.5	(5.2)	—	—	—
Other personal lines	50.0	100.0	—	—	—	—	—	—
Total	78.0	78.0	3.9	3.3	(0.2)	(1.0)	—	—

Nine months ended September 30,
Auto	77.2	75.7	2.8	1.7	—	(1.0)	—	—
Homeowners	98.0	86.2	30.6	37.9	(4.1)	—	(2.1)	—
Other Personal lines	50.0	66.7	—	—	(16.7)	—	—	—
Total	77.9	75.9	3.8	2.5	(0.2)	(1.0)	(0.1)	—
Auto loss ratio increased 1.0 point and 1.5 points in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to higher catastrophe losses.
Catastrophe losses were $17 million and $49 million in the third quarter and first nine months of 2017, respectively, compared to $14 million and $31 million in the third quarter and first nine months of 2016, respectively. Catastrophe losses included $14 million in the third quarter and first nine months of 2017 related to Hurricanes Harvey and Irma. As Esurance increases its homeowners business, we are exposed to more catastrophe losses.
Expense ratio The expense ratios by line of business are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Auto	25.3	27.4	25.4	28.4
Homeowners	47.4	200.0	51.0	200.0
Other personal lines	50.0	—	33.3	33.3
Total expense ratio	26.4	31.8	26.4	32.4
The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization of DAC	2.5	2.4	2.4	2.4
Advertising expense	9.3	11.7	8.8	11.9
Amortization of purchased intangible assets	0.2	1.5	0.2	1.5
Other costs and expenses	14.4	16.2	14.8	16.6
Restructuring and related charges	—	—	0.2	—
Total expense ratio	26.4	31.8	26.4	32.4
Expense ratio decreased 5.4 points and 6.0 points in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance advertising expense ratio decreased 2.4 points and 3.1 points in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to reductions in homeowners marketing spending.
Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were lower in the third quarter and first nine months of 2017 compared to the same periods of 2016. Expense ratio includes amortization of purchased intangible assets from the original acquisition in 2011. Starting in 2017, the portion of the remaining purchased intangible asset related to the Esurance brand name was classified as an infinite-lived intangible and is no longer being amortized, but instead tested for impairment on an annual basis.

74 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Premiums written	$271	$299	$792	$877
Premiums earned	$269	$299	$826	$912
Claims and claims expense	(158)	(208)	(590)	(678)
Amortization of DAC	(49)	(55)	(152)	(169)
Other costs and expenses	(33)	(31)	(95)	(92)
Restructuring and related charges	—	—	(5)	(1)
Underwriting income (loss)	$29	$5	$(16)	$(28)
Catastrophe losses	$12	$27	$131	$102

Underwriting income (loss) by line of business
Auto	$6	$(6)	$(3)	$(32)
Homeowners	20	11	(18)	14
Other personal lines	3	—	5	(10)
Underwriting income (loss)	$29	$5	$(16)	$(28)
The following table summarizes the changes in underwriting results from the prior year by the components of the increase (decrease) in underwriting income (loss). The 2017 columns present changes in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. The 2016 columns present changes in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Underwriting income (loss) - prior period	$5	$(4)	$(28)	$(40)
Changes in underwriting loss from:
Increase (decrease) premiums earned	(30)	(20)	(86)	(44)
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	33	19	97	49
Catastrophe losses, excluding reserve reestimates	14	(10)	(29)	(5)
Non-catastrophe reserve reestimates	2	16	20	(2)
Catastrophe reserve reestimates	1	—	—	(1)
Losses subtotal	50	25	88	41
(Increase) decrease expenses	4	4	10	15
Underwriting income (loss) - current period	$29	$5	$(16)	$(28)
Underwriting income totaled $29 million in the third quarter of 2017 compared to $5 million in the third quarter of 2016, primarily due to the improvement in auto and homeowner underwriting income resulting from decreased loss costs, including lower catastrophe losses. Underwriting loss totaled $16 million in the first nine months of 2017, an improvement from $28 million in the first nine months of 2016, primarily due to improved auto loss costs, partially offset by higher homeowners catastrophe losses.
We continue to implement actions to improve profitability in states with inadequate returns, including announcing exiting operations in Massachusetts in the second quarter of 2017.  These actions have led to a reduction of PIF, new issued applications, and the renewal ratio compared to prior year for both auto and homeowners. Targeted growth plans have been tailored and focused on eight states that are growing or have improved trends. New issued applications in these eight states increased approximately 20% in the first nine months of 2017 compared to the same period of 2016. PIF decreased approximately 5% in these same eight states compared to an approximate 15% decrease in all states. Our growth plan includes leveraging competitive rates, enhancing pricing and underwriting sophistication, implementing best in class underwriting and claim processes, enhancing product analytics, and focusing on geographic diversification.
.

The Allstate Corporation 75

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Premiums written and earned by line of business are shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2017	2016	2017	2016
Auto	$141	$153	$414	$453
Homeowners	108	121	311	351
Other personal lines	22	25	67	73
Total	$271	$299	$792	$877
Premiums earned
Auto	$140	$155	$429	$472
Homeowners	106	119	327	364
Other personal lines	23	25	70	76
Total	$269	$299	$826	$912
Auto insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
PIF (thousands)	548	649	548	649
New issued applications (thousands)	13	13	38	43
Average premium	$1,087	$1,022	$1,070	$997
Renewal ratio (%) (1)	72.0	73.1	73.2	74.9
Approved rate changes (2):
# of locations (3)	8	9	22	22
Total brand (%) (4)	0.8	1.6	4.5	7.3
Location specific (%) (5) (6)	4.5	8.8	7.1	10.1
____________

(1)
Encompass announced a plan to exit business in Massachusetts in the second quarter of 2017 and previously announced a plan to exit business in North Carolina in the first half of 2016, which has impacted the renewal ratio. Excluding Massachusetts and North Carolina, the renewal ratios were 74.4 points and 74.3 points for the three and nine months ended September 30, 2017, respectively, compared to 73.9 points and 75.3 points for the three and nine months ended September 30, 2016, respectively.

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

(3)	Encompass brand operates in 39 states and the District of Columbia.

(4)	Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.

(5)
Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.

(6)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $5 million and $27 million in the three and nine months ended September 30, 2017, respectively, compared to $11 million and $48 million in the three and nine months ended September 30, 2016, respectively. Approximately 27% of the Encompass brand rate increases approved in the first nine months of 2017 are expected to be earned in 2017, with the remainder expected to be earned in 2018 and 2019.

Auto insurance premiums written totaled $141 million in the third quarter of 2017, a 7.8% decrease from $153 million in the third quarter of 2016, and $414 million in the first nine months of 2017, an 8.6% decrease from $453 million in the first nine months of 2016. Factors impacting premiums written were the following:

•	15.6% or 101 thousand decrease in PIF as of September 30, 2017 compared to September 30, 2016.

•
11.6% decrease in new issued applications in the first nine months of 2017 compared to the same period of 2016. New issued applications in the third quarter of 2017 was comparable to the same period of 2016.

•	6.4% and 7.3% increase in average premium in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016.

•
1.1 point and 1.7 point decrease in the renewal ratio in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to profit improvement actions taken to exit states with inadequate returns. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one coverage can contribute to declines in the other.

76 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Homeowners insurance premium measures and statistics used to analyze the business are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
PIF (thousands)	262	305	262	305
New issued applications (thousands)	8	9	23	27
Average premium	$1,703	$1,659	$1,677	$1,636
Renewal ratio (%) (1)	77.7	77.9	78.2	79.7
Approved rate changes (2):
# of locations (3)	6	5	17	16
Total brand (%)	0.9	1.4	3.9	4.5
Location specific (%) (4)	6.0	9.2	8.0	9.4
_______________

(1)
Encompass announced a plan to exit business in Massachusetts in the second quarter of 2017 and previously announced a plan to exit business in North Carolina in the first half of 2016, which has impacted the renewal ratio. Excluding Massachusetts and North Carolina, the renewal ratios were 79.1 points and 79.0 points for the three and nine months ended September 30, 2017, respectively, compared to 78.7 points and 80.1 points for the three and nine months ended September 30, 2016, respectively.

(2) Includes rate changes approved based on our net cost of reinsurance.

(3)	Encompass brand operates in 39 states and the District of Columbia.

(4)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $5 million and $19 million in the three and nine months ended September 30, 2017, respectively, compared to $7 million and $23 million in the three and nine months ended September 30, 2016, respectively.

Homeowners insurance premiums written totaled $108 million in the third quarter of 2017, a 10.7% decrease from $121 million in the third quarter of 2016, and $311 million in the first nine months of 2017, an 11.4% decrease from $351 million in the first nine months of 2016. Factors impacting premiums written were the following:

•	14.1% or 43 thousand decrease in PIF as of September 30, 2017 compared to September 30, 2016.

•	11.1% and 14.8% decrease in new issued applications in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016.

•	2.7% and 2.5% increase in average premium in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to rate changes.

•
0.2 point and 1.5 point decrease in the renewal ratio in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to profit improvement actions taken to exit states with inadequate returns. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one product can contribute to declines in the other.

Combined ratios by line of business are analyzed in the following table.

	Loss ratio (1)		Expense ratio (1)		Combined ratio (1)
	2017	2016	2017	2016	2017	2016
Three months ended September 30,
Auto	65.0	75.5	30.7	28.4	95.7	103.9
Homeowners	50.9	62.2	30.2	28.6	81.1	90.8
Other personal lines	56.5	68.0	30.5	32.0	87.0	100.0
Total	58.7	69.6	30.5	28.7	89.2	98.3

Nine months ended September 30,
Auto	69.9	78.4	30.8	28.4	100.7	106.8
Homeowners	75.2	67.1	30.3	29.1	105.5	96.2
Other personal lines	62.9	84.2	30.0	29.0	92.9	113.2
Total	71.4	74.4	30.5	28.7	101.9	103.1
_______________

(1)	Ratios are calculated using the premiums earned for the respective line of business.

The Allstate Corporation 77

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Loss ratios by line of business are analyzed in the following table.

	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2017	2016	2017	2016	2017	2016	2017	2016
Three months ended September 30,
Auto	65.0	75.5	0.7	3.3	—	(1.3)	—	—
Homeowners	50.9	62.2	10.3	17.6	0.9	1.7	0.9	0.8
Other personal lines	56.5	68.0	—	4.0	(13.0)	4.0	(4.3)	—
Total	58.7	69.6	4.5	9.0	(0.8)	0.3	—	0.3

Nine months ended September 30,
Auto	69.9	78.4	2.8	2.1	(0.2)	1.1	(0.2)	(0.2)
Homeowners	75.2	67.1	34.9	24.2	0.6	0.8	0.3	0.5
Other personal lines	62.9	84.2	7.1	5.3	(7.1)	10.5	—	(1.3)
Total	71.4	74.4	15.8	11.2	(0.5)	1.8	—	—
Auto loss ratio decreased 10.5 points in the third quarter of 2017 compared to the same period of 2016, primarily due to lower frequency and severity, and lower catastrophe losses, partially offset by lower favorable prior year reserve reestimates. Auto loss ratio decreased 8.5 points in the first nine months of 2017 compared to the same period of 2016, primarily due to lower frequency and severity, favorable prior year reserve reestimates in 2017 compared to unfavorable reserve reestimates in 2016, partially offset by higher catastrophe losses.
Homeowners loss ratio decreased 11.3 points in the third quarter of 2017 compared to the same period of 2016, primarily due to lower catastrophe losses, partially offset by decreased premiums earned. Homeowners loss ratio increased 8.1 points in the first nine months of 2017 compared to the same period of 2016, primarily due to higher catastrophe losses.
Catastrophe losses were $12 million and $131 million in the third quarter and first nine months of 2017, respectively, compared to $27 million and $102 million in the third quarter and first nine months of 2016, respectively. Catastrophe losses included $10 million in the third quarter and first nine months of 2017 related to Hurricanes Harvey and Irma.
Expense ratio The expense ratios by line of business are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Auto	30.7	28.4	30.8	28.4
Homeowners	30.2	28.6	30.3	29.1
Other personal lines	30.5	32.0	30.0	29.0
Total expense ratio	30.5	28.7	30.5	28.7
The impact of specific costs and expenses on the expense ratio are shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization of DAC	18.2	18.4	18.4	18.5
Advertising expense	0.4	—	0.1	0.1
Other costs and expenses	11.9	10.3	11.4	10.0
Restructuring and related charges	—	—	0.6	0.1
Total expense ratio	30.5	28.7	30.5	28.7
Expense ratio increased 1.8 points in both the third quarter and first nine months of 2017 compared to the same periods of 2016, primarily due to higher employee-related costs and restructuring and related charges. During the first half of 2017, Encompass exited certain operations and right-sized certain departments consistent with business volume.  The costs associated with these changes have been recorded as restructuring and related charges.

78 www.allstate.com

Allstate Protection	Allstate brand	Esurance brand	Encompass brand	SquareTrade

Underwriting results are shown in the following table.

($ in millions)	Three months ended September 30, 2017	Nine months ended September 30, 2017
Premiums written	$104	$270
Premiums earned	$78	$207
Claims and claims expense	(40)	(105)
Amortization of DAC	(11)	(29)
Other costs and expenses	(33)	(90)
Amortization of purchased intangible assets	(23)	(69)
Underwriting loss	$(29)	$(86)
SquareTrade was acquired on January 3, 2017 and provides protection plans covering a wide range of consumer appliance and electronic products through retail distribution and mobile operator channels.  Under these protection plans, SquareTrade agrees to repair, replace or indemnify the customer for the cost to repair or replace such products from mechanical or electrical failure due to normal wear and tear. Protection plans also provide additional coverages beyond the manufacturer’s warranty, and in certain cases, accidental damage from handling. Premium revenue and claims and claims expense are recognized over the term of the protection plans. SquareTrade purchases contractual liability insurance from third party insurance companies to support claims settlements in the event SquareTrade is unable to fulfill its contractual obligations. The arrangement results in SquareTrade recognizing the claims settlement costs. The insurer would recognize claims settlement costs only in the event SquareTrade is unable to fulfill its contractual obligation or if claims costs are in excess of pre-determined thresholds. SquareTrade is generally required to deposit amounts expected to cover losses into a trust held for paying claims. Allstate Insurance Company (“AIC”) reinsures certain of the third party insurers, including SquareTrade’s largest third party insurer. SquareTrade’s results include the effects of this reinsurance.
Underwriting loss totaled $29 million and $86 million in the third quarter and first nine months of 2017, respectively, primarily due to $23 million and $69 million, respectively, of amortization of purchased intangible assets. In conjunction with the acquisition, we recognized $555 million of intangible assets for which we anticipate recognizing pre-tax amortization expense of approximately $90 million in 2017. Intangible assets are being amortized on an accelerated basis, with approximately 75% of the balance expected to be amortized by 2021. The SquareTrade brand name was classified as an infinite-lived intangible and will be tested for impairment on an annual basis.
Premiums written increased 22.4% or $19 million to $104 million in the third quarter of 2017 from $85 million in the second quarter of 2017, primarily due to continued growth through our US retail channel. PIF increased by 2.8 million to 34.1 million as of September 30, 2017 compared to 31.3 million as of June 30, 2017.
Claims and claims expense totaled $40 million and $105 million in the third quarter and first nine months of 2017, respectively, and the third quarter of 2017 increased compared to the second quarter of 2017, primarily due to business growth.
Other costs and expenses primarily include employee-related costs and professional service fees.

The Allstate Corporation 79

Discontinued

Discontinued Lines and Coverages Segment
Overview The Discontinued Lines and Coverages segment includes results from property-liability insurance coverage that primarily relates to polices written during the 1960's through the mid-1980's. Our exposure to asbestos, environmental and other discontinued lines claims arises principally from direct excess insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off. We have assigned management of this segment to a designated group of professionals with expertise in claims handling, policy coverage interpretation, exposure identification and reinsurance collection. As part of its responsibilities, this group may at times be engaged in policy buybacks, settlements and reinsurance assumed and ceded commutations.
Summarized underwriting results are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Premiums earned	$—	$—	$—	$—
Claims and claims expense	(88)	(99)	(93)	(102)
Operating costs and expenses	—	(1)	(2)	(2)
Underwriting loss	$(88)	$(100)	$(95)	$(104)
Underwriting losses were $88 million and $95 million in the third quarter and first nine months of 2017, respectively, compared to $100 million and $104 million in the third quarter and first nine months of 2016, respectively, primarily related to our annual reserve review, resulting in unfavorable reestimates of $85 million in the third quarter of 2017 and $96 million in the third quarter of 2016.
Claims and claims expense are shown in the table below.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Asbestos claims	$61	$67	$61	$67
Environmental claims	10	23	10	23
Other discontinued lines	17	9	22	12
Total	$88	$99	$93	$102
Our 2017 annual reserve review, using established industry and actuarial best practices, resulted in unfavorable reestimates of $85 million, including $61 million for asbestos exposures, primarily related to new reported information and settlement agreements, including bankruptcy proceedings; $10 million for environmental exposures; $27 million for other exposures, partially offset by a $13 million decrease in the allowance for future uncollectible reinsurance. Our 2016 annual reserve review resulted in unfavorable reestimates of $96 million, including $67 million of asbestos reserves, $23 million of environmental reserves and a $6 million increase in the allowance for future uncollectible reinsurance with other exposure reserves essentially unchanged.
The allowance for uncollectible reinsurance recoverables was $70 million and $84 million as of September 30, 2017 and December 31, 2016, respectively. The allowance represents 11.7% and 13.3% of the related reinsurance recoverable balances as of September 30, 2017 and December 31, 2016, respectively.
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

80 www.allstate.com

Discontinued Lines and Coverages

The table below summarizes reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance.

($ in millions)	September 30, 2017	December 31, 2016
Asbestos claims
Gross reserves	$1,336	$1,356
Reinsurance	(428)	(444)
Net reserves	908	912
Environmental claims
Gross reserves	210	219
Reinsurance	(35)	(40)
Net reserves	175	179
Other discontinued lines
Gross reserves	406	378
Reinsurance	(43)	(25)
Net reserves	363	353
Total
Gross reserves (1)	1,952	1,953
Reinsurance (2)	(506)	(509)
Net reserves	$1,446	$1,444
______________________________

(1)
Gross reserves as of September 30, 2017 included $1.04 billion or 53% for the direct excess insurance business, which comprised 68% case reserves and 32% incurred but not reported (“IBNR”) reserves. Approximately 76% of the direct excess insurance total gross case reserves are subject to settlement agreements. Reserves as of December 31, 2016 included $1.05 billion or 54% reserves for the direct excess insurance business, which comprised 60% case reserves and 40% IBNR. Reserves as of September 30, 2016 included $1.11 billion or 55% reserves for the direct excess insurance business, which comprised 53% case reserves and 47% IBNR.

(2)
Ceded reserves as of September 30, 2017 included $432 million or 86% for the direct excess insurance business, which comprised 72% case reserves and 28% IBNR. Approximately 83% of the direct excess insurance total ceded case reserves are subject to settlement agreements. Reserves as of December 31, 2016 included $451 million or 89% reserves for the direct excess insurance business, which comprised 65% case reserves and 35% IBNR. Reserves as of September 30, 2016 included $474 million or 89% reserves for the direct excess insurance business, which comprised 55% case reserves and 45% IBNR.

Total net asbestos and environmental reserves included $559 million or 52% of estimated IBNR losses as of September 30, 2017 compared to $618 million or 57% as of December 31, 2016 and $666 million or 59% as of September 30, 2016. The decrease of $59 million from year-end 2016 relates to the transfer of IBNR to case reserves through settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages have been agreed. The claims associated with these agreements are expected to be substantially paid out over the next several years as qualified claims conforming to the settlement agreements are submitted by these insureds.

The Allstate Corporation 81

Property-Liability Investments

Property-Liability Investment Results
Net investment income The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed income securities	$232	$215	$691	$659
Equity securities	28	21	90	71
Mortgage loans	4	3	9	9
Limited partnership interests	108	69	281	187
Short-term investments	5	3	13	6
Other	25	22	74	65
Investment income, before expense	402	333	1,158	997
Investment expense	(30)	(23)	(84)	(69)
Net investment income	$372	$310	$1,074	$928
Net investment income increased 20.0% or $62 million to $372 million in the third quarter of 2017 and 15.7% or $146 million to $1.07 billion in the first nine months of 2017 from $310 million in the third quarter of 2016 and $928 million in the first nine months of 2016. Both periods benefited from strong performance-based results, primarily from limited partnerships, an increase in invested assets and higher market-based income. Limited partnership income in both periods included private equity value appreciation and distributions related to the sales of underlying investments.
The average pre-tax investment yields were 3.7% and 3.6% in the third quarter and first nine months of 2017, compared to 3.3% and 3.4% in the third quarter and first nine months of 2016. Quarterly pre-tax yield is calculated as annualized quarterly investment income, before investment expense divided by the average of the current and prior quarter investment balances. Year-to-date pre-tax yield is calculated as annualized year-to-date investment income, before investment expense divided by the average of investment balances at the beginning of the year and the end of each quarter during the year. For the purposes of the pre-tax yield calculation, income for directly held real estate, timber and other consolidated investments is net of investee level expenses (depreciation and asset level operating expenses reported in investment expense). For investments carried at fair value, investment balances exclude unrealized capital gains and losses.
Realized capital gains and losses are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Impairment write-downs	$(17)	$(26)	$(55)	$(103)
Change in intent write-downs	(5)	(8)	(39)	(39)
Net other-than-temporary impairment losses recognized in earnings	(22)	(34)	(94)	(142)
Sales and other	117	101	423	142
Valuation and settlements of derivative instruments	(13)	(14)	(27)	(20)
Realized capital gains and losses, pre-tax	82	53	302	(20)
Income tax (expense) benefit	(28)	(17)	(103)	10
Realized capital gains and losses, after-tax	$54	$36	$199	$(10)
Realized capital gains in the third quarter and the first nine months of 2017, primarily relate to net gains on sales, partially offset by impairment and change in intent write-downs, and derivative valuation losses.

82 www.allstate.com

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Allstate Financial Highlights

•
Net income applicable to common shareholders was $168 million and $422 million in the third quarter and first nine months of 2017, respectively, compared to $80 million and $264 million in the third quarter and first nine months of 2016, respectively.

•
Premiums and contract charges totaled $593 million in the third quarter of 2017, an increase of 3.9% from $571 million in the third quarter of 2016, and $1.78 billion in the first nine months of 2017, an increase of 4.5% from $1.70 billion in the first nine months of 2016.

•
Investments totaled $36.71 billion as of September 30, 2017, reflecting a decrease of $129 million from $36.84 billion as of December 31, 2016. Net investment income increased 8.0% to $461 million in the third quarter of 2017 and 8.0% to $1.38 billion in the first nine months of 2017 from $427 million and $1.28 billion in the third quarter and first nine months of 2016, respectively.

•
Net realized capital gains totaled $21 million and $16 million in the third quarter and first nine months of 2017, respectively, compared to net realized capital losses of $21 million and $70 million in the third quarter and first nine months of 2016, respectively.

•
During third quarter 2017, our annual comprehensive review of the deferred policy acquisition costs (“DAC”), deferred sales inducement costs and secondary guarantee liability balances resulted in no net impact to income. This compares to a $7 million pre-tax decrease to income in the third quarter of 2016.

•	Contractholder funds totaled $19.65 billion as of September 30, 2017, reflecting a decrease of $610 million from $20.26 billion as of December 31, 2016.
Allstate Financial Segment
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Premiums and contract charges	$593	$571	$1,777	$1,701
Net investment income	461	427	1,383	1,281
Realized capital gains and losses	21	(21)	16	(70)
Total revenues	1,075	977	3,176	2,912

Costs and expenses
Contract benefits	(456)	(484)	(1,416)	(1,393)
Interest credited to contractholder funds	(174)	(183)	(522)	(558)
Amortization of DAC	(62)	(70)	(214)	(212)
Operating costs and expenses	(130)	(126)	(395)	(370)
Restructuring and related charges	(1)	—	(2)	(1)
Total costs and expenses	(823)	(863)	(2,549)	(2,534)

Gain on disposition of operations	1	1	5	4
Income tax expense	(85)	(35)	(210)	(118)
Net income applicable to common shareholders	$168	$80	$422	$264

Life insurance	$74	$44	$199	$170
Accident and health insurance	28	24	67	65
Annuities and institutional products	66	12	156	29
Net income applicable to common shareholders	$168	$80	$422	$264

Allstate Life	$73	$43	$190	$161
Allstate Benefits	29	25	76	74
Allstate Annuities	66	12	156	29
Net income applicable to common shareholders	$168	$80	$422	$264

Investments as of September 30			$36,711	$37,516
In fourth quarter 2017, we are changing our reportable segments. See Note 15 “Subsequent Events” of the condensed consolidated financial statements for further information.

The Allstate Corporation 83

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Allstate Life
Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Premiums and contract charges	$316	$310	$956	$932
Net investment income	119	120	362	358
Realized capital gains and losses	2	(10)	4	(25)
Total revenues	437	420	1,322	1,265

Costs and expenses
Contract benefits	(173)	(197)	(555)	(554)
Interest credited to contractholder funds	(71)	(72)	(211)	(213)
Amortization of DAC	(29)	(31)	(104)	(98)
Operating costs and expenses	(56)	(59)	(173)	(169)
Restructuring and related charges	(1)	—	(1)	(1)
Total costs and expenses	(330)	(359)	(1,044)	(1,035)

Income tax expense	(34)	(18)	(88)	(69)
Net income applicable to common shareholders	$73	$43	$190	$161

Policies in force as of September 30 (in thousands)			2,019	2,019
Net income applicable to common shareholders was $73 million in the third quarter of 2017 compared to $43 million in the third quarter of 2016. The increase was primarily due to lower contract benefits, net realized capital gains in the third quarter of 2017 compared to net realized capital losses in the third quarter of 2016, and higher premiums and contract charges. Net income applicable to common shareholders was $190 million in the first nine months of 2017 compared to $161 million in the first nine months of 2016. The increase was primarily due to net realized capital gains in the first nine months of 2017 compared to net realized capital losses in the first nine months of 2016 and higher premiums and contract charges.
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Traditional life insurance premiums	$141	$133	$420	$393
Accident and health insurance premiums	—	1	1	2
Interest-sensitive life insurance contract charges	175	176	535	537
Premiums and contract charges (1)	$316	$310	$956	$932
____________________

(1)
Contract charges related to the cost of insurance totaled $121 million and $120 million for the third quarter of 2017 and 2016, respectively, and $368 million and $367 million for the first nine months of 2017 and 2016, respectively.

Premiums and contract charges increased 1.9% or $6 million in the third quarter of 2017 and 2.6% or $24 million in the first nine months of 2017 compared to the same periods of 2016. The increase in both periods primarily relates to higher traditional life insurance renewal premiums as well as lower levels of reinsurance premiums ceded.
Contract benefits decreased 12.2% or $24 million in the third quarter of 2017 compared to the third quarter of 2016, primarily due to more favorable life insurance mortality experience. Contract benefits increased 0.2% or $1 million in the first nine months of 2017 compared to the first nine months of 2016.
Our annual review of assumptions in third quarter 2017 resulted in a $12 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to increased projected exposure to benefits paid under secondary guarantees resulting from continued low interest rates. In third quarter 2016, the review resulted in an $8 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention on guaranteed interest-sensitive life business.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread increased 56.1% to $89 million in the third quarter of 2017 and 12.5% to $234 million in the first nine months of 2017 compared to $57 million and $208 million in the third quarter

84 www.allstate.com

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

and first nine months of 2016, respectively, primarily due to more favorable life insurance mortality experience and higher life insurance premiums.
In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and interest credited to contractholder funds (“investment spread”).
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Life insurance	$29	$27	$90	$85
Accident and health insurance	2	1	4	4
Net investment income on investments supporting capital	17	20	57	56
Total investment spread	$48	$48	$151	$145
Investment spread in the third quarter of 2017 was comparable to the third quarter of 2016. Investment spread increased 4.1% or $6 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to higher net investment income.
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$39	$36	$106	$99
Amortization relating to realized capital gains and losses (1)	4	1	12	5
Amortization deceleration for changes in assumptions (‘‘DAC unlocking’’)	(14)	(6)	(14)	(6)
Total amortization of DAC	$29	$31	$104	$98
____________________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 6.5% or $2 million in the third quarter of 2017 compared to the third quarter of 2016, primarily due to higher amortization deceleration for changes in assumptions. Amortization of DAC increased 6.1% or $6 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to higher gross profits and net realized capital gains on interest-sensitive life insurance, partially offset by higher amortization deceleration for changes in assumptions.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life contracts covers assumptions for mortality, persistency, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges. In the third quarter of 2017, the review resulted in a deceleration of DAC amortization (increase to income) of $14 million. In the third quarter of 2016, the review resulted in a deceleration of DAC amortization of $6 million.
The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin for the nine months ended September 30.

($ in millions)	2017	2016
Investment margin	$10	$(3)
Benefit margin	(23)	—
Expense margin	(1)	(3)
Net deceleration	$(14)	$(6)
In 2017, DAC amortization acceleration for changes in the investment margin component of estimated gross profits was due to continued low interest rates and lower projected investment returns. The deceleration related to benefit margin was due to a decrease in projected mortality.

The Allstate Corporation 85

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Operating costs and expenses decreased 5.1% or $3 million in the third quarter of 2017 compared to the third quarter of 2016, primarily due to lower non-deferrable commissions and regulatory compliance costs. Operating costs and expenses increased 2.4% or $4 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to higher employee related costs and higher net distribution expenses reflecting increased regulatory compliance costs and lower fees from sales of third party financial products, partially offset by lower non-deferrable commissions. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Non-deferrable commissions	$3	$5	$10	$14
General and administrative expenses	53	54	163	155
Total operating costs and expenses	$56	$59	$173	$169
Analysis of reserves and contractholder funds
The following table summarizes our reserve for life-contingent contract benefits by product.

($ in millions)	September 30,
	2017	2016
Traditional life insurance	$2,426	$2,372
Accident and health insurance	178	180
Reserve for life-contingent contract benefits	$2,604	$2,552
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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Contractholder funds, beginning balance	$7,514	$7,410	$7,464	$7,359

Deposits	236	250	730	748

Interest credited	71	71	211	212

Benefits, withdrawals and other adjustments
Benefits	(54)	(65)	(183)	(186)
Surrenders and partial withdrawals	(62)	(61)	(190)	(187)
Contract charges	(175)	(176)	(527)	(528)
Net transfers from separate accounts	—	2	3	4
Other adjustments (1)	29	15	51	24
Total benefits, withdrawals and other adjustments	(262)	(285)	(846)	(873)
Contractholder funds, ending balance	$7,559	$7,446	$7,559	$7,446
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

Contractholder deposits decreased 5.6% and 2.4% in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016.

86 www.allstate.com

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Allstate Benefits
Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Premiums and contract charges	$273	$257	$811	$759
Net investment income	18	18	54	54
Realized capital gains and losses	1	(1)	1	(6)
Total revenues	292	274	866	807

Costs and expenses
Contract benefits	(142)	(131)	(421)	(380)
Interest credited to contractholder funds	(8)	(9)	(26)	(28)
Amortization of DAC	(31)	(37)	(105)	(109)
Operating costs and expenses	(65)	(59)	(196)	(178)
Restructuring and related charges	(1)	—	(1)	—
Total costs and expenses	(247)	(236)	(749)	(695)

Income tax expense	(16)	(13)	(41)	(38)
Net income applicable to common shareholders	$29	$25	$76	$74

Policies in force as of September 30 (in thousands)			4,035	3,733
Net income applicable to common shareholders was $29 million in the third quarter of 2017 compared to $25 million in the third quarter of 2016. The increase was primarily due to higher premiums and contract charges, partially offset by higher contract benefits. Net income applicable to common shareholders was $76 million in the first nine months of 2017 compared to $74 million in the first nine months of 2016. The increase was primarily due to higher premiums and contract charges, partially offset by higher contract benefits and operating costs and expenses.
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Traditional life insurance premiums	$12	$12	$30	$29
Accident and health insurance premiums	232	215	696	644
Interest-sensitive life insurance contract charges	29	30	85	86
Premiums and contract charges (1)	$273	$257	$811	$759
____________________

(1)
Contract charges related to the cost of insurance totaled $15 million and $14 million for the third quarter of 2017 and 2016, respectively, and $45 million and $44 million for the first nine months of 2017 and 2016, respectively.

Premiums and contract charges increased 6.2% or $16 million in the third quarter of 2017 and 6.9% or $52 million in the first nine months of 2017 compared to the same periods of 2016. The increase in both periods primarily relates to growth in critical illness, disability, hospital indemnity and accident products. Policies in force increased 8.1% as of September 30, 2017 compared to September 30, 2016.
Contract benefits increased 8.4% or $11 million in the third quarter of 2017 and 10.8% or $41 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to growth and higher claim experience.
Benefit spread increased 6.4% to $117 million in the third quarter of 2017 and 3.9% to $350 million in the first nine months of 2017 compared to $110 million and $337 million in the third quarter and first nine months of 2016, respectively, primarily due to growth in business in force, partially offset by higher claim experience.
Amortization of DAC decreased 16.2% or $6 million in the third quarter of 2017 and 3.7% or $4 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to lower amortization associated with our annual comprehensive review of assumptions and more favorable persistency. Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life contracts resulted in an acceleration of DAC amortization (decrease to income) of $1 million in third quarter 2017 compared to $4 million in third quarter 2016.

The Allstate Corporation 87

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Operating costs and expenses increased 10.2% or $6 million in the third quarter of 2017 and 10.1% or $18 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to higher employee-related costs and non-deferrable commissions related to growth, as well as higher technology expenses. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Non-deferrable commissions	$24	$23	$73	$68
General and administrative expenses	41	36	123	110
Total operating costs and expenses	$65	$59	$196	$178
Analysis of reserves and contractholder funds
The following table summarizes our reserve for life-contingent contract benefits by product.

($ in millions)	September 30,
	2017	2016
Traditional life insurance	$256	$241
Accident and health insurance	723	683
Reserve for life-contingent contract benefits	$979	$924
Contractholder funds relate to interest-sensitive life insurance and totaled $887 million as of September 30, 2017 compared to $881 million as of December 31, 2016 and $878 million as of September 30, 2016.

88 www.allstate.com

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Allstate Annuities
Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Contract charges	$4	$4	$10	$10
Net investment income	324	289	967	869
Realized capital gains and losses	18	(10)	11	(39)
Total revenues	346	283	988	840

Costs and expenses
Contract benefits	(141)	(156)	(440)	(459)
Interest credited to contractholder funds	(95)	(102)	(285)	(317)
Amortization of DAC	(2)	(2)	(5)	(5)
Operating costs and expenses	(9)	(8)	(26)	(23)
Restructuring and related charges	1	—	—	—
Total costs and expenses	(246)	(268)	(756)	(804)

Gain on disposition of operations	1	1	5	4
Income tax expense	(35)	(4)	(81)	(11)
Net income applicable to common shareholders	$66	$12	$156	$29

Reserve for life-contingent contract benefits as of September 30			$8,644	$8,752

Contractholder funds as of September 30			$11,204	$12,259

Policies in force as of September 30 (in thousands)			236	256
We discontinued the sale of annuities over an eight year period from 2006 to 2014, reflecting our expectations of declining returns. Policies in force as of September 30, 2017 were 145 thousand and 91 thousand for deferred annuities and immediate annuities, respectively.
Net income applicable to common shareholders was $66 million and $156 million in the third quarter and first nine months of 2017, respectively, compared to $12 million and $29 million in the third quarter and first nine months of 2016, respectively. The increase in both periods was primarily due to higher net investment income, net realized capital gains in 2017 compared to net realized capital losses in 2016, lower interest credited to contractholder funds and lower contract benefits.
Net investment income increased 12.1% or $35 million in the third quarter of 2017 and 11.3% or $98 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to higher limited partnership income, reflecting growth of our performance-based portfolio and including private equity value appreciation and distributions related to the sales of underlying investments. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. To better match the long-term nature of our immediate annuities, we continue to increase performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance. Economic conditions and equity market performance are reflected in performance-based investment results and income could vary significantly between periods.
Net realized capital gains in the third quarter and the first nine months of 2017 primarily related to net gains on sales in connection with ongoing portfolio management, partially offset by impairment write-downs.
Contract benefits decreased 9.6% or $15 million in the third quarter of 2017 and 4.1% or $19 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to immediate annuity mortality experience.
We analyze our mortality results using the difference between contract charges earned and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $124 million and $376 million in the third quarter and first nine months of 2017, respectively, compared to $126 million and $383 million in the third quarter and first nine months of 2016, respectively. Benefit spread improved 50.0% to $(14) million in the third quarter of 2017 and 17.1% to $(58) million in the first nine months of 2017 compared to $(28) million and $(70) million in the third quarter and first nine months of 2016, respectively.
Interest credited to contractholder funds decreased 6.9% or $7 million in the third quarter of 2017 and 10.1% or $32 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to

The Allstate Corporation 89

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

contractholder funds by $2 million and $3 million in the third quarter and first nine months of 2017, respectively, compared to increases of zero and $12 million in the third quarter and first nine months of 2016, respectively.
In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits (“investment spread”).
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Annuities and institutional products	$64	$25	$186	$77
Net investment income on investments supporting capital	43	36	123	104
Investment spread before valuation changes on embedded derivatives that are not hedged	107	61	309	181
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(2)	—	(3)	(12)
Total investment spread	$105	$61	$306	$169
Investment spread before valuation changes on embedded derivatives that are not hedged increased 75.4% to $107 million in the third quarter of 2017 and 70.7% to $309 million in the first nine months of 2017 compared to $61 million and $181 million in the third quarter and first nine months of 2016, respectively, due to higher net investment income and lower credited interest.
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

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2017	2016	2017	2016	2017	2016
Deferred fixed annuities and institutional products	4.4%	4.2%	2.9%	2.8%	1.5%	1.4%
Immediate fixed annuities with and without life contingencies	7.8	6.2	6.0	6.0	1.8	0.2

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2017	2016	2017	2016	2017	2016
Deferred fixed annuities and institutional products	4.3%	4.1%	2.8%	2.8%	1.5%	1.3%
Immediate fixed annuities with and without life contingencies	7.7	6.2	6.0	5.9	1.7	0.3
Operating costs and expenses increased 12.5% or $1 million in the third quarter of 2017 compared to the third quarter of 2016, primarily due to higher employee related costs. Operating costs and expenses increased 13.0% or $3 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to higher guaranty fund expenses. The first nine months of 2016 included a reduction in the accrual for anticipated guaranty fund expenses.

90 www.allstate.com

Allstate Financial	Allstate Life	Allstate Benefits	Allstate Annuities

Analysis of reserves and contractholder funds
The following table summarizes our product liabilities.

($ in millions)	September 30,
	2017	2016
Immediate fixed annuities with life contingencies	$8,552	$8,645
Other	92	107
Reserve for life-contingent contract benefits	$8,644	$8,752

Deferred fixed annuities	$8,341	$9,115
Immediate fixed annuities without life contingencies	2,744	2,928
Institutional products	—	85
Other	119	131
Contractholder funds	$11,204	$12,259
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as fixed annuities. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses. The following table shows the changes in contractholder funds.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Contractholder funds, beginning balance	$11,428	$12,560	$11,915	$13,070

Deposits	6	8	23	29

Interest credited	94	102	282	316

Benefits, withdrawals, maturities and other adjustments
Benefits	(163)	(188)	(489)	(537)
Surrenders and partial withdrawals	(165)	(205)	(526)	(611)
Contract charges	(3)	(2)	(6)	(6)
Net transfers from separate accounts	—	—	1	—
Other adjustments (1)	7	(16)	4	(2)
Total benefits, withdrawals, maturities and other adjustments	(324)	(411)	(1,016)	(1,156)
Contractholder funds, ending balance	$11,204	$12,259	$11,204	$12,259
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

Contractholder funds decreased 2.0% and 6.0% in the third quarter and first nine months of 2017, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities but still accept additional deposits on existing contracts.
Contractholder deposits decreased $2 million and $6 million in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, primarily due to lower additional deposits on fixed annuities.
Surrenders and partial withdrawals decreased 19.5% to $165 million in the third quarter of 2017 and 13.9% to $526 million in the first nine months of 2017 from $205 million and $611 million in the third quarter and first nine months of 2016, respectively. The annualized surrender and partial withdrawal rate on deferred fixed annuities products, based on the beginning of year contractholder funds, was 8.5% in the first nine months of 2017 compared to 9.0% in the first nine months of 2016.

The Allstate Corporation 91

Investments

Consolidated Investment Highlights

•	Investments totaled $82.77 billion as of September 30, 2017, increasing from $81.80 billion as of December 31, 2016.

•	Unrealized net capital gains totaled $2.75 billion as of September 30, 2017, increasing from $1.77 billion as of December 31, 2016.

•
Net investment income was $843 million in the third quarter of 2017, an increase of 12.7% from $748 million in the third quarter of 2016, and $2.49 billion in the first nine months of 2017, an increase of 11.0% from $2.24 billion in the first nine months of 2016.

•
Net realized capital gains were $103 million in the third quarter of 2017 compared to $33 million in the third quarter of 2016. Net realized capital gains were $318 million in the first nine months of 2017 compared to net realized capital losses of $92 million in the first nine months of 2016.

Investments
Portfolio composition by reporting segment The composition of the investment portfolios by reporting segment as of September 30, 2017 is presented in the following table.

($ in millions)	Property-Liability (5)		Allstate Financial (5)		Corporate and Other (5)		Total
		Percent to total		Percent to total		Percent to total		Percent to total
Fixed income securities (1)	$32,647	74.4%	$24,863	67.7%	$1,881	84.8%	$59,391	71.7%
Equity securities (2)	4,677	10.7	1,749	4.8	8	0.4	6,434	7.8
Mortgage loans	334	0.8	3,988	10.9	—	—	4,322	5.2
Limited partnership interests (3)	3,467	7.9	3,132	8.5	1	0.1	6,600	8.0
Short-term investments (4)	1,052	2.4	819	2.2	327	14.7	2,198	2.7
Other	1,666	3.8	2,160	5.9	—	—	3,826	4.6
Total	$43,843	100.0%	$36,711	100.0%	$2,217	100.0%	$82,771	100.0%
____________________

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $32.29 billion, $23.46 billion, $1.86 billion and $57.61 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(2)
Equity securities are carried at fair value. Cost basis for these securities was $4.00 billion, $1.47 billion, $8 million and $5.47 billion for Property-Liability, Allstate Financial, Corporate and Other, and in Total, respectively.

(3)
We have commitments to invest in additional limited partnership interests totaling $1.88 billion, $1.44 billion and $3.32 billion for Property-Liability, Allstate Financial, and in Total, respectively.

(4)	Short-term investments are carried at fair value.

(5)	Balances reflect the elimination of related party investments between segments.
Investments totaled $82.77 billion as of September 30, 2017, increasing from $81.80 billion as of December 31, 2016, primarily due to higher fixed income and equity valuations and positive operating cash flows partially offset by the $1.4 billion SquareTrade acquisition on January 3, 2017, common share repurchases, dividends paid to shareholders and net reductions in contractholder funds.
The Property-Liability investment portfolio totaled $43.84 billion as of September 30, 2017, increasing from $42.72 billion as of December 31, 2016, primarily due to positive operating cash flows, higher equity and fixed income valuations and dividends paid by Allstate Life Insurance Company (“ALIC”) to AIC, partially offset by the SquareTrade acquisition and dividends paid by AIC to The Allstate Corporation (the “Corporation”).
The Allstate Financial investment portfolio totaled $36.71 billion as of September 30, 2017, decreasing from $36.84 billion as of December 31, 2016, primarily due to net reductions in contractholder funds and dividends paid by ALIC to AIC, partially offset by higher fixed income and equity valuations and positive operating cash flows.
The Corporate and Other investment portfolio totaled $2.22 billion as of September 30, 2017, decreasing from $2.24 billion as of December 31, 2016, primarily due to dividends paid to shareholders and common share repurchases, largely offset by dividends paid by AIC to the Corporation.

92 www.allstate.com

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
Performance-Based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk. Returns are impacted by a variety of factors including general macroeconomic and public market conditions as public benchmarks are often used in the valuation of underlying investments. Variability in earnings will also result from the performance of the underlying assets or business and the timing of sales of those investments. Earnings from the sales of investments may be recorded as net investment income or realized capital gains and losses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and often enhance returns and income through transformation at the company or property level. A portion of these investments seek returns in markets or asset classes that are dislocated or special situations, primarily in private markets.
The following table presents the investment portfolio by strategy as of September 30, 2017.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based
Fixed income securities	$59,391	$51,735	$7,583	$73
Equity securities	6,434	4,840	1,496	98
Mortgage loans	4,322	4,322	—	—
Limited partnership interests	6,600	654	—	5,946
Short-term investments	2,198	1,891	307	—
Other	3,826	3,094	178	554
Total	$82,771	$66,536	$9,564	$6,671
% of total		80%	12%	8%

Property-Liability	$43,843	$32,008	$8,323	$3,512
Allstate Financial	36,711	32,311	1,241	3,159
Corporate & Other	2,217	2,217	—	—

Unrealized net capital gains and losses
Fixed income securities	$1,783	$1,690	$93	$—
Equity securities	966	894	57	15
Other	(2)	(2)	—	—
Total	$2,747	$2,582	$150	$15
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of September 30, 2017	Fair value as of December 31, 2016
U.S. government and agencies	$3,900	$3,637
Municipal	7,794	7,333
Corporate	44,546	43,601
Foreign government	1,093	1,075
Asset-backed securities (“ABS”)	1,270	1,171
Residential mortgage-backed securities (“RMBS”)	611	728
Commercial mortgage-backed securities (“CMBS”)	153	270
Redeemable preferred stock	24	24
Total fixed income securities	$59,391	$57,839

The Allstate Corporation 93

Investments

Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of September 30, 2017, 86.3% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of September 30, 2017.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,900	$57	$—	$—	$3,900	$57
Municipal
Tax exempt	5,439	38	40	1	5,479	39
Taxable	2,282	271	33	—	2,315	271
Corporate
Public	27,776	734	4,597	154	32,373	888
Privately placed	9,303	307	2,870	92	12,173	399
Foreign government	1,093	16	—	—	1,093	16
ABS
Collateralized debt obligations (“CDO”)	523	(3)	41	7	564	4
Consumer and other asset-backed securities (“Consumer and other ABS”)	705	3	1	—	706	3
RMBS
U.S. government sponsored entities (“U.S. Agency”)	112	3	—	—	112	3
Non-agency	21	—	478	96	499	96
CMBS	51	1	102	3	153	4
Redeemable preferred stock	24	3	—	—	24	3
Total fixed income securities	$51,229	$1,430	$8,162	$353	$59,391	$1,783

Property-Liability	$27,802	$162	$4,845	$195	$32,647	$357
Allstate Financial	21,651	1,252	3,212	154	24,863	1,406
Corporate & Other	1,776	16	105	4	1,881	20
Total fixed income securities	$51,229	$1,430	$8,162	$353	$59,391	$1,783
Municipal bonds, including tax exempt and taxable securities, totaled $7.79 billion as of September 30, 2017 with an unrealized net capital gain of $310 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $44.55 billion as of September 30, 2017, with an unrealized net capital gain of $1.29 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $1.27 billion as of September 30, 2017, with 96.7% rated investment grade and an unrealized net capital gain of $7 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $564 million as of September 30, 2017, with 92.7% rated investment grade. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $706 million as of September 30, 2017, with 99.9% rated investment grade. Consumer and other ABS consists of $282 million of consumer auto, $176 million of credit card and $248 million of other ABS with unrealized net capital gains of zero, zero and $3 million, respectively.

94 www.allstate.com

Investments

RMBS totaled $611 million as of September 30, 2017, with 21.8% rated investment grade and an unrealized net capital gain of $99 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $499 million as of September 30, 2017, with 4.2% rated investment grade and an unrealized net capital gain of $96 million.
CMBS totaled $153 million as of September 30, 2017, with 33.3% rated investment grade and an unrealized net capital gain of $4 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. The CMBS investments are primarily traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $6.43 billion as of September 30, 2017, with an unrealized net capital gain of $966 million.
Mortgage loans, which are primarily held in the Allstate Financial portfolio, totaled $4.32 billion as of September 30, 2017 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of September 30, 2017.

($ in millions)	Private equity	Real estate (1)	Other	Total
Cost method of accounting (“Cost”)	$1,181	$113	$45	$1,339
Equity method of accounting (“EMA”)	3,469	1,183	609	5,261
Total	$4,650	$1,296	$654	$6,600

Number of managers	127	45	15	187
Number of individual investments	248	92	20	360
Largest exposure to single investment	$184	$146	$243	$243
______________________________

(1)	Includes timber and agriculture-related assets.
Unrealized net capital gains totaled $2.75 billion as of September 30, 2017 compared to $1.77 billion as of December 31, 2016. Fixed income valuations increased on lower market yields from tighter credit spreads and a decrease in long-term risk-free interest rates. Appreciation of equity securities reflected favorable equity markets. The increase was partially offset by capital gains through sales.

The Allstate Corporation 95

Investments

The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2017	December 31, 2016
U.S. government and agencies	$57	$65
Municipal	310	217
Corporate	1,287	859
Foreign government	16	32
ABS	7	2
RMBS	99	77
CMBS	4	8
Redeemable preferred stock	3	3
Fixed income securities	1,783	1,263
Equity securities	966	509
Derivatives	(2)	2
EMA limited partnerships	—	(4)
Unrealized net capital gains and losses, pre-tax	$2,747	$1,770

Property-Liability	$1,040	$500
Allstate Financial	1,691	1,263
Corporate & Other	16	7
Unrealized net capital gains and losses, pre-tax	$2,747	$1,770
The unrealized net capital gain for the fixed income portfolio totaled $1.78 billion, comprised of $1.97 billion of gross unrealized gains and $191 million of gross unrealized losses as of September 30, 2017. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.26 billion, comprised of $1.71 billion of gross unrealized gains and $447 million of gross unrealized losses as of December 31, 2016.
Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2017 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$13,379	$330	$(36)	$13,673
Utilities	5,502	362	(23)	5,841
Banking	3,335	44	(20)	3,359
Capital goods	4,648	136	(13)	4,771
Communications	3,463	98	(12)	3,549
Energy	2,359	99	(9)	2,449
Financial services	2,813	88	(6)	2,895
Technology	3,657	76	(4)	3,729
Transportation	1,605	88	(4)	1,689
Basic industry	2,149	88	(3)	2,234
Other	349	10	(2)	357
Total corporate fixed income portfolio	43,259	1,419	(132)	44,546
U.S. government and agencies	3,843	65	(8)	3,900
Municipal	7,484	332	(22)	7,794
Foreign government	1,077	30	(14)	1,093
ABS	1,263	16	(9)	1,270
RMBS	512	101	(2)	611
CMBS	149	8	(4)	153
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$57,608	$1,974	$(191)	$59,391
The consumer goods, utilities and capital goods sectors comprise 31%, 13% and 11%, respectively, of the carrying value of our corporate fixed income securities portfolio as of September 30, 2017. The consumer goods, utilities and banking sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2017. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

96 www.allstate.com

Investments

The unrealized net capital gain for the equity portfolio totaled $966 million, comprised of $1.01 billion of gross unrealized gains and $40 million of gross unrealized losses as of September 30, 2017. This is compared to an unrealized net capital gain for the equity portfolio totaling $509 million, comprised of $594 million of gross unrealized gains and $85 million of gross unrealized losses as of December 31, 2016.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed income securities	$519	$508	$1,564	$1,546
Equity securities	37	31	130	103
Mortgage loans	52	56	157	162
Limited partnership interests	223	136	596	383
Short-term investments	9	4	21	11
Other	58	55	174	163
Investment income, before expense	898	790	2,642	2,368
Investment expense	(55)	(42)	(154)	(127)
Net investment income	$843	$748	$2,488	$2,241

Property-Liability	$372	$310	$1,074	$928
Allstate Financial	461	427	1,383	1,281
Corporate & Other	10	11	31	32
Net investment income	$843	$748	$2,488	$2,241

Market-Based Core	$586	$577	$1,772	$1,753
Market-Based Active	77	66	224	194
Performance-Based	235	147	646	421
Investment income, before expense	$898	$790	$2,642	$2,368
Net investment income increased 12.7% or $95 million in the third quarter of 2017 and 11.0% or $247 million in the first nine months of 2017 compared to the same periods of 2016. Both periods benefited from strong performance-based results, primarily from limited partnerships, an increase in invested assets and higher market-based income. Limited partnership income reflects continued growth of our performance-based portfolio and included private equity value appreciation and distributions related to the sales of underlying investments.

The Allstate Corporation 97

Investments

Performance-based investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets with a majority being limited partnerships. The following table presents investment income for performance-based investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Limited partnerships
Private equity (1)	$183	$112	$506	$310
Real estate (2)	40	23	90	72
Performance-based - limited partnerships (3)	223	135	596	382

Non-limited partnerships
Private equity	2	2	16	8
Real estate	10	10	34	31
Performance-based - non-limited partnerships	12	12	50	39

Total
Private equity	185	114	522	318
Real estate	50	33	124	103
Total performance-based	$235	$147	$646	$421

Investee level expenses (4)	$(8)	$(8)	$(25)	$(24)

Property-Liability	$116	$76	$312	$211
Allstate Financial	119	71	334	210
Total performance-based	$235	$147	$646	$421
______________________________

(1)	Includes infrastructure.

(2)	Includes timber and agriculture-related assets.

(3)
Other limited partnership interests where the underlying assets consist of public securities are held in the market-based core portfolio and are not included in the table above. Investment income was zero in both the third quarter and the first nine months of 2017 and $1 million in both the third quarter and the first nine months of 2016, for these limited partnership interests.

(4)
Investee level expenses include depreciation and asset level operating expenses reported in investment expense. When calculating the pre-tax yields, investee level expenses are netted against income for directly held real estate, timber and other consolidated investments.

Performance-based investment income increased 59.9% or $88 million in the third quarter of 2017 and 53.4% or $225 million in the first nine months of 2017 compared to the same periods of 2016. The increase in both periods reflects the continued growth of our performance-based portfolio and included private equity value appreciation and distributions related to the sales of underlying investments. Economic conditions and equity market performance impact performance-based investment results and income could vary significantly between periods.

98 www.allstate.com

Investments

Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Impairment write-downs
Fixed income securities	$(3)	$(17)	$(23)	$(36)
Equity securities	(3)	(17)	(34)	(107)
Mortgage loans	(1)	—	(1)	—
Limited partnership interests	(16)	(22)	(32)	(33)
Other investments	—	(7)	(4)	(9)
Total impairment write-downs	(23)	(63)	(94)	(185)
Change in intent write-downs	(5)	(10)	(43)	(48)
Net other-than-temporary impairment losses recognized in earnings	(28)	(73)	(137)	(233)
Sales and other	148	121	495	166
Valuation and settlements of derivative instruments	(17)	(15)	(40)	(25)
Realized capital gains and losses, pre-tax	103	33	318	(92)
Income tax (expense) benefit	(36)	(11)	(110)	35
Realized capital gains and losses, after-tax	$67	$22	$208	$(57)

Property-Liability	$54	$36	$199	$(10)
Allstate Financial	13	(14)	9	(46)
Corporate & Other	—	—	—	(1)
Realized capital gains and losses, after-tax	$67	$22	$208	$(57)

Market-Based Core	$68	$25	$199	$(53)
Market-Based Active	56	33	158	25
Performance-Based	(21)	(25)	(39)	(64)
Realized capital gains and losses, pre-tax	$103	$33	$318	$(92)
Realized capital gains in the third quarter and in the first nine months of 2017, primarily related to net gains on sales, partially offset by impairments and change in intent write-downs, and derivative valuation losses.
Impairment write-downs totaled $23 million and $94 million in the three and nine months ended September 30, 2017. Fixed income and limited partnership write-downs related to investment specific circumstances. Equity securities were written down due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and prospects of the issuer, including relevant industry conditions and trends.
Change in intent write-downs totaled $5 million and $43 million in the three and nine months ended September 30, 2017, respectively, and primarily relates to $1.9 billion of equity securities as of September 30, 2017 that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio as well as approximately $0.6 billion of equity securities managed by a third party where we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position due to an upcoming change in the equity manager.
Sales and other generated $148 million and $495 million of net realized capital gains in the three and nine months ended September 30, 2017, respectively. Sales and other primarily included sales of equity and fixed income securities in connection with ongoing portfolio management, as well as gains from valuation changes in public securities held in certain limited partnerships.
Valuation and settlements of derivative instruments generated net realized capital losses of $17 million and $40 million for the three and nine months ended September 30, 2017. Both periods comprised of losses on foreign currency contracts due to the weakening of the U.S. Dollar and losses on equity futures used for risk management due to increases in equity indices.

The Allstate Corporation 99

Investments

The following table presents realized capital gains and losses for performance-based investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Limited partnerships
Private equity (1)	$(17)	$(23)	$(35)	$(31)
Real estate (2)	—	2	5	3
Performance-based - limited partnerships (3)	(17)	(21)	(30)	(28)

Non-limited partnerships
Private equity	(4)	(4)	(19)	(37)
Real estate	—	—	10	1
Performance-based - non-limited partnerships	(4)	(4)	(9)	(36)

Total
Private equity	(21)	(27)	(54)	(68)
Real estate	—	2	15	4
Total performance-based	$(21)	$(25)	$(39)	$(64)

Property-Liability	$(18)	$(10)	$(20)	$(38)
Allstate Financial	(3)	(15)	(19)	(26)
Total performance-based	$(21)	$(25)	$(39)	$(64)
______________________________

(1)	Includes infrastructure.

(2)	Includes timber and agriculture-related assets.

(3)
Other limited partnership interests where the underlying assets consist of public securities are held in the market-based core portfolio and are not included in the table above. Realized capital gains and losses were $38 million and $33 million in the third quarter of 2017 and 2016, respectively, and $122 million and $53 million in the first nine months of 2017 and 2016, respectively, for these limited partnership interests.

Net realized capital losses on performance-based investments were $21 million in the third quarter of 2017 and $39 million in the first nine months of 2017. The third quarter and first nine months of 2017 included impairment write-downs on private equity investments and derivative losses related to the hedging of foreign currency risk.

100 www.allstate.com

Capital Resources and Liquidity

Capital Resources and Liquidity Highlights

•	Shareholders’ equity as of September 30, 2017 was $22.12 billion, an increase of 7.5% from $20.57 billion as of December 31, 2016.

•
On January 3, 2017, April 3, 2017 and July 3, 2017, we paid common shareholder dividends of $0.33, $0.37 and $0.37, respectively. On July 11, 2017, we declared a common shareholder dividend of $0.37 payable on October 2, 2017.

•
As of September 30, 2017, there was $1.85 billion remaining on the $2.00 billion common share repurchase program. In August 2017, we completed the $1.50 billion common share repurchase program that commenced in May 2016.

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

($ in millions)	September 30, 2017	December 31, 2016
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$21,791	$20,989
Accumulated other comprehensive income (loss)	328	(416)
Total shareholders’ equity	22,119	20,573
Debt	6,349	6,347
Total capital resources	$28,468	$26,920
Ratio of debt to shareholders’ equity	28.7%	30.9%
Ratio of debt to capital resources	22.3%	23.6%
Shareholders’ equity increased in the first nine months of 2017, primarily due to net income and increased unrealized net capital gains on investments, partially offset by common share repurchases and dividends paid to shareholders. In the nine months ended September 30, 2017, we paid dividends of $391 million and $87 million related to our common and preferred shares, respectively.
Common share repurchases In August 2017, the Board authorized a new $2.00 billion common share repurchase program that is expected to be completed by February 2019. As of September 30, 2017, there was $1.85 billion remaining on this common share repurchase program. We also completed the $1.50 billion common share repurchase program that commenced in May 2016.
In June 2017, we entered into an ASR Agreement with Goldman Sachs & Co. LLC (“Goldman”) to purchase $250 million of our outstanding common stock. This ASR agreement with Goldman settled on August 17, 2017.
During the first nine months of 2017, we repurchased 10 million common shares for $845 million in the market and under the ASR agreement.
We may issue preferred stock for general corporate purposes, including partial funding of repurchases.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. The preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. In July 2017, Moody’s affirmed The Allstate Corporation’s debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength ratings of Aa3 for AIC and A1 for both ALIC and Allstate Assurance Company (“AAC”). The outlook for the ratings remained stable. In August 2017, S&P affirmed The Allstate Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength ratings of AA- for AIC and A+ for ALIC. The outlook for the ratings remained stable. In October 2017, A.M. Best affirmed The Allstate Corporation’s debt and short-term issuer ratings of a- and AMB-1, respectively, and the insurance financial strength ratings of A+ for AIC, ALIC and AAC. The outlook for the ratings remained stable. On October 13, 2017, A.M. Best released an updated Best’s Credit Rating Methodology (“BCRM”).  The BCRM is a reorganization of the global credit rating methodologies for insurance companies.  As a result, the debt and short-term issuer ratings for The Allstate Corporation and the insurance financial strength ratings for AIC, ALIC and AAC have been placed under review with positive implications.
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

The Allstate Corporation 101

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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $2.47 billion as of September 30, 2017 comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. This provides funds for the parent company’s fixed charges and other corporate purposes.
In the first nine months of 2017, AIC paid dividends totaling $1.16 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $1.16 billion of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of September 30, 2017, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first nine months of 2017, we did not defer interest payments on the subordinated debentures.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2017, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.2% as of September 30, 2017. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during third quarter or the first nine months of 2017.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 540 million shares of treasury stock as of September 30, 2017), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

102 www.allstate.com

Capital Resources and Liquidity

Liquidity exposure Contractholder funds were $19.65 billion as of September 30, 2017. The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2017.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,030	15.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,955	25.2
Market value adjustments (2)	1,456	7.4
Subject to discretionary withdrawal without adjustments (3)	10,209	52.0
Total contractholder funds (4)	$19,650	100.0%
_______________

(1)	Includes $1.15 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$908 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $763 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.0% and 6.4% in the first nine months of 2017 and 2016, respectively. Allstate Financial strives to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

The Allstate Corporation 103

Recent Developments

Recent Developments
The following updates the regulation disclosures included in Part I Regulation in our Annual Report on Form 10-K for the year-ended December 31, 2016 and Form 10-Q for the periods ended March 31, 2017 and June 30, 2017.
Department of Labor. In August 2017, the Department of Labor (“DOL”) filed a proposed amendment to its Fiduciary Rule which would extend the Rule’s transition period until July 1, 2019. It is yet to be determined whether the proposed 18-month delay will occur or whether any other action, including changes to the Rule’s requirements, will result from the DOL’s continued examination of the Rule. In addition, the new Securities and Exchange Commission Chairman has pledged to work with the DOL Secretary on a fiduciary rule.
Dodd-Frank. The Secretary of the Treasury (operating through Federal Insurance Office (“FIO”)) and the Office of the U.S. Trade Representative (“USTR”) are jointly authorized, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), to negotiate a Covered Agreement with one or more foreign governments, authorities, or regulatory entities. A Covered Agreement is a written bilateral or multilateral agreement that “relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection for insurance or reinsurance consumers that is substantially equivalent to the level of protection achieved under State insurance or reinsurance regulation.” As provided in Dodd-Frank, a Covered Agreement cannot supersede state insurance measures that govern an insurer’s rates, premiums, underwriting or sales practices; any state insurance coverage requirements; the application of antitrust laws of any state to the business of insurance; or any state insurance measure governing insurer capital or solvency, except where a state insurance measure results in less favorable treatment of a non-U.S. insurer than a U.S. insurer.
In November 2015, Treasury and USTR notified Congress that they were formally initiating negotiations on a Covered Agreement with the EU (the “Covered Agreement”) addressing: permanent equivalence treatment of the U.S. regulatory system by the EU; the confidential sharing of information by regulators across jurisdictions, and elimination of reinsurance collateral requirements for EU-based foreign reinsurers in all states that meet certain conditions. On January 13, 2017, the Secretary of the Treasury and USTR jointly submitted a Covered Agreement consistent with their November 2015 notification to Congress. In accordance with authorities provided in Dodd-Frank, the Covered Agreement may supersede state laws after 60 months from its effective date if then existing State insurance measures affected by the Covered Agreement result in less favorable treatment of an EU insurer or reinsurer subject to the Covered Agreement than a U.S. insurer domiciled, licensed, or otherwise admitted in a U.S. State. On September 22, 2017, the U.S. and EU signed the Covered Agreement, the text of which was identical to the text submitted to Congress on January 13, 2017. In addition to signing the Covered Agreement, Treasury and the USTR jointly issued a policy on September 22, 2017 clarifying how the U.S. views implementation of certain provisions of the Covered Agreement. The policy statement addresses key provisions of the Covered Agreement for which constituents sought clarity, including: application of the Covered Agreement’s collateral requirements (the policy statement clarifies that the Covered Agreement shall not be applied to reinsurance agreements, incurred losses, or posted reserves entered into or recognized before the date of the Covered Agreement), group capital assessment (the policy statement affirms that the Covered Agreement does not require development of a group capital standard or group capital requirement in the U.S.), and establishment of a Joint Committee, composed of representatives of the U.S. and EU as a forum for administration and implementation of the Covered Agreement (the policy statement clarifies that because state insurance regulators are largely responsible for implementing the Covered Agreement, the U.S. is committed to the direct involvement of state insurance regulators in the work of the Joint Committee).
Federal Reserve Board. On April 21, 2017, the President signed an Executive Order directing the Secretary of the Treasury to conduct a review of the systemically important financial institutions (“SIFI”) designation process and provide a written report within 180 days of the date of the Executive Order. The Executive Order directs the Secretary of the Treasury to consider, among other attributes, whether the designation process is sufficiently transparent, provides entities with adequate due process, is supported by quantified risk assessments, and whether the designated entity is provided an opportunity to reduce identified risks to avoid SIFI designation. The Executive Order also directs the Secretary of the Treasury to evaluate the activities of the Financial Stability Oversight Council (“FSOC”) related to its authority to make SIFI designations and determine whether that authority is consistent with the Presidential Executive Order on Core Principles for Regulating the U.S. Financial System. Lastly, the Executive Order temporarily suspends SIFI determinations and designations pending submission and review of the Secretary of the Treasury’s report. The Company has not been designated a SIFI under existing criteria nor does it anticipate a future SIFI designation if the activities and authorities of the FSOC are modified. On September 29, 2017, FSOC announced that in connection with its annual review of SIFI status required by Dodd-Frank, it rescinded the SIFI designation of a large insurance company due to actions taken by the company subsequent to its original designation that reduced the risk it posed to financial stability.
U.S. Treasury Department. On February 3, 2017, the President signed an Executive Order establishing Core Principles for financial regulation. These principles include empowering Americans to make independent financial decisions, save for retirement, and build wealth; preventing taxpayer-funded bailouts; promoting American competitiveness both at home and abroad; and making regulation efficient, effective and appropriately tailored. The Executing Order calls for the Secretary of the Treasury to evaluate the existing U.S. financial regulatory system to determine the extent to which existing regulation promotes the Core Principles

104 www.allstate.com

Recent Developments

and to identify laws, regulations, and other regulatory actions that inhibit regulation in a manner consistent with the Core Principles. The first in a series of reports examining the U.S. financial regulatory system focused on depository institutions and was released on June 12, 2017. A second report on capital markets was released October 6, 2017. A report that addresses the asset management and insurance industries was released on October 26, 2017. We are assessing the impact on the Company and the industry.

The Allstate Corporation 105

Forward-Looking Statements
This report contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. We believe these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include risks related to: (1) adverse changes in the nature and level of catastrophes and severe weather events; (2) our catastrophe management strategy on premium growth; (3) unexpected increases in the frequency or severity of claims; (4) regulatory changes, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (5) impacts from the Covered Agreement, including changes in state insurance laws; (6) the cyclical nature of the property and casualty business; (7) market convergence and regulatory changes on our risk segmentation and pricing; (8) reestimates of reserves for claims; (9) adverse legal determinations regarding discontinued product lines and other legal and regulatory actions; (10) changes in underwriting and actual experience; (11) changes in reserve estimates for life-contingent contract benefits payable; (12) the influence of changes in market interest rates or performance-based investment returns on spread-based products; (13) changes in estimates of profitability on interest-sensitive life products; (14) reducing our concentration in spread-based business and exiting certain distribution channels; (15) changes in tax laws; (16) our ability to mitigate the capital impact associated with statutory reserving and capital requirements; (17) a decline in Lincoln Benefit Life Company’s financial strength ratings; (18) market risk and declines in credit quality relating to our investment portfolio; (19) our subjective determination of the fair value of our fixed income and equity securities and the amount of realized capital losses recorded for impairments of our investments; (20) competition in the insurance industry; (21) impacts of new or changing technologies on our business; (22) conditions in the global economy and capital markets; (23) losses from legal and regulatory actions; (24) restrictive regulation and regulatory reforms; (25) the availability of reinsurance at current levels and prices; (26) risk of our reinsurers; (27) our participation in state industry pools and facilities; (28) a downgrade in our financial strength ratings; (29) the effect of adverse capital and credit market conditions; (30) failure in cyber or other information security; (31) the impact of a large scale pandemic, the threat or occurrence of terrorism or military action; (32) acquisitions of businesses; (33) possible impairments in the value of goodwill; (34) changes in accounting standards; (35) the realization of deferred tax assets; (36) restrictions on our subsidiaries’ ability to pay dividends; (37) restrictions under the terms of certain of our securities on our ability to pay dividends or repurchase our stock; (38) changing climate and weather conditions; (39) loss of key vendor relationships or failure of a vendor to protect confidential and proprietary information; and (40) intellectual property infringement, misappropriation and third party claims. Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent annual report on Form 10-K. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

106 www.allstate.com

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
July 1, 2017 - July 31, 2017
Open Market Purchases	664	$88.4400	—
August 1, 2017 - August 31, 2017
Goldman ASR (2)	341,077	$89.4127	341,077
Open Market Purchases	575,355	$92.0418	529,900
September 1, 2017 - September 30, 2017
Open Market Purchases	1,243,261	$90.1919	1,240,600
Total	2,160,357	$90.5610	2,111,577	$1.85 billion
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

July: 664
August: 45,455
September: 2,661

(2)
On June 9, 2017, Allstate entered into an accelerated share repurchase agreement (“ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman”) to purchase $250 million of our outstanding shares of common stock, which settled on August 17, 2017. Under this ASR Agreement, we repurchased a total of 2.8 million shares at an average price of $89.4127.

(3)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4)
On May 4, 2016, we announced the approval of a common share repurchase program for $1.5 billion, which was completed on August 21, 2017. On August 1, 2017, we announced the approval of a new common share repurchase program for $2 billion, which is expected to be completed by February 2019.

The Allstate Corporation 107

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

15	Acknowledgment of awareness from Deloitte & Touche, dated November 1, 2017, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

108 www.allstate.com

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 1, 2017	By	/s/ Eric K. Ferren
Eric K. Ferren
(chief accounting officer and duly
authorized officer of Registrant)

The Allstate Corporation 109