Form 10-K
period 2017-12-31
ALLSTATE CORP
filed 2018-02-26
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes              No   X
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was approximately $31.50 billion.
As of January 31, 2018, the registrant had 354,458,095 shares of common stock outstanding.
Documents Incorporated By Reference
Portions of the following documents are incorporated herein by reference as follows:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be held on May 11, 2018, (the “Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

2017 Form 10-K Item 1. Business

Part I
Item 1.  Business
The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992 to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and other subsidiaries (collectively, including The Allstate Corporation, “Allstate”). Allstate is primarily engaged in the property and casualty insurance business and the sale of life and accident and health insurance products in the United States and Canada.
The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Allstate’s strategy is to serve distinct customer segments with differentiated offerings. The Allstate brand is widely known through the “You’re In Good Hands With Allstate®” slogan. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2016 statutory direct premiums written according to A.M. Best.
In addition, according to A.M. Best, Allstate is the nation’s 19th largest issuer of life insurance business on the basis of 2016 ordinary life insurance in force and 36th largest on the basis of 2016 statutory admitted assets. In this annual report on Form 10-K, we occasionally refer to statutory financial information. All domestic United States insurance companies are required to prepare statutory-basis financial statements. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not required to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We frequently use industry publications containing statutory financial information to assess our competitive position.
To achieve its goals in 2018, Allstate is focused on the following priorities:

• Better serve our customers
• Achieve target economic returns on capital
• Grow customer base
• Proactively manage investments
• Build long-term growth platforms
Segment Information
We evaluate performance and make resource and capital decisions across seven reportable segments.

Reportable segments
Allstate Protection (1)
Includes the Allstate, Encompass and Esurance brands and Answer Financial. Offers private passenger auto, homeowners, other personal lines and small commercial insurance products through agencies and directly through contact centers and the internet.

Service Businesses	Includes SquareTrade, Arity, Allstate Roadside Services and Allstate Dealer Services, which offer a broad range of products and services that expand and enhance our customer value propositions.
Allstate Life	Offers traditional, interest-sensitive and variable life insurance products through Allstate exclusive agencies and exclusive financial specialists.
Allstate Benefits
Offers voluntary benefits products, including life, accident, critical illness, short-term disability and other health products sold through workplace enrolling independent agents and Allstate exclusive agencies.

Allstate Annuities
Consists of deferred fixed annuities and immediate fixed annuities (including standard and sub-standard structured settlements) in run-off. We exited the sale of annuities over an eight year period from 2006 to 2014. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements.

Discontinued Lines and Coverages (1)
Relates to property and casualty insurance policies primarily written during the 1960s through the mid-1980s. Our exposure to asbestos, environmental and other discontinued lines claims arises from direct excess commercial insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off.

Corporate and Other	Includes holding company activities and certain non-insurance operations.

(1)	Allstate Protection and Discontinued Lines and Coverages segments comprise Property-Liability.
To conform to the current year presentation, certain amounts in the prior years’ financial information have been updated to reflect changes in reportable segments. See Notes 1, 2 and 4 of the consolidated financial statements for additional information on changes in reportable segments.

The Allstate Corporation 1

2017 Form 10-K Item 1. Business

Allstate Protection Segment
Our Allstate Protection segment accounted for 91% of Allstate’s 2017 consolidated insurance premiums and contract charges. In this segment, we principally offer consumer private passenger auto, homeowners, and other personal lines insurance products through agencies and directly through contact centers and the internet. Our strategy is to position our product offerings and distribution channels to meet customers’ evolving needs and effectively address the risks they face.
Allstate Protection has four market-facing businesses with products and services that cater to different customer preferences for advice and brand recognition to improve our competitive position and performance.
Strategy
We serve all four consumer segments with unique products and value propositions, while leveraging our claims, pricing and operational capabilities.
Allstate brand strategy
Our strategy is to grow by positioning Allstate exclusive agencies as trusted advisors to customers and leveraging best-in-class operational capabilities. Our target customers prefer to purchase multiple products from one insurance provider, including auto, homeowners, life insurance and financial products. The Allstate brand differentiates itself by offering comprehensive product options and features through agencies that provide local advice and service, including a partnership with exclusive financial specialists to deliver life and retirement solutions.
Growth We are expanding distribution by strategically increasing the number of agency owners and licensed sales professionals based on market opportunities with a focus on penetrating underserved markets. We utilize targeted marketing, with messaging that communicates the value of our Good Hands®, the importance of having proper coverage, product options, and the ease of doing business with Allstate and our exclusive agencies.
Broader Customer Relationships Our trusted advisor initiative is a critical component to creating broader relationships by positioning agents, licensed sales professionals and exclusive financial specialists to better know their customers and their unique protection needs. Being a trusted advisor means that our agencies:

• Have a local presence that instills confidence
• Know their customers and understand the unique needs of their households
• Help our customers assess the potential risks they face
• Provide local expertise and personalized guidance on how to protect what matters most to customers by offering customized solutions
• Support customers when they have changes in their lives and during their times of need
Allstate exclusive agencies offer life and retirement solutions and can engage with exclusive financial specialists who provide expertise with advanced life and retirement cases and other financial needs of our customers.
We support our exclusive agencies and financial specialists, through marketing assistance, service and business processes, education, offering financing to grow their businesses and other resources to help them enhance the customer experience and to acquire and retain more customers.
We utilize the Net Promoter Score to measure how we serve our customers and how likely our customers are to recommend Allstate. It brings together customer survey data from our brands including Allstate, Esurance, and Encompass along with SquareTrade and Allstate Roadside Services included in our Services Businesses segment. The score is

2 www.allstate.com

Item 1. Business 2017 Form 10-K

calculated by weighting the net written premium contribution of each business to the overall enterprise, with the Allstate brand comprising approximately 90% of the score. The Net Promoter Score improved 1.6 points during 2017, with Allstate brand, Esurance and SquareTrade all showing improvements.
Exclusive Agency Compensation Structure The compensation structure for Allstate exclusive agencies rewards agencies for delivering high value to customers and achieving certain business outcomes such as product profitability, net growth and household penetration. Allstate exclusive agent remuneration comprises a base commission, variable compensation and a bonus.

•	Variable compensation includes factors such as customer satisfaction and life insurance and retirement policies sold relative to the size of the agency.

•	Bonus compensation is based on a percentage of premiums and can be earned by agents who are meeting certain sales goals and selling additional policies to meet customer needs profitably.
Allstate exclusive agencies have the ability to earn commissions and additional bonuses on non-proprietary products provided to consumers when an Allstate product is not available.
Allstate exclusive financial specialists receive commissions for proprietary and non-proprietary sales and earn a bonus based on the volume of business produced with Allstate exclusive agents.
Allstate independent agent remuneration comprises a base commission and a bonus that can be earned by agents who achieve a target loss ratio.
Best-in-class Operational Capabilities We are actively focusing on enhancing the customer experience through the following strategic efforts:

•
Improve our core operations is focused on enhanced loss cost management, expense control and customer experience. To achieve this, we are continuing to modernize our operating platform (including enhanced digital capabilities), improving estimating accuracy and optimizing vendor relationships.

•
Invest in our foundation is focused on leveraging operational efficiency, mitigating risk, quality assurance and a continued pursuit to automate and simplify processes. To achieve this, we are investing in long-term growth platforms, leveraging continuous improvement, enabling consistent data and metrics, and modernizing claims handling through digitization.

•
Lead into our future is focused on leveraging emerging technologies and predictive analytics to simplify the customer experience and expedite the claims process. To achieve this, we have opened several Digital Operating Centers to handle auto claims countrywide utilizing our virtual estimation capabilities, which includes estimating damage through photos and video with the use of

QuickFoto Claim® and Virtual AssistSM (video chat technology used to review supplemental damage with auto body shops). We are assessing wind and hail property claims using drones, piloted airplanes and satellite imagery.
Esurance strategy
Our strategy is to drive higher growth across all lines of business, improve our competitive position, maintain focus on expense management, and increase retention through investments in processes and operations to improve the customer experience. To best serve our self-directed customers we:

•	Offer a seamless online and mobile experience.

•	Provide hassle-free purchases and claims processing using regionalized call centers and intuitive tools.

•	Offer a broad suite of protection products and solutions to our customers.

•	Offer innovative product options and features.
Encompass strategy
Our strategy is to expand the agent footprint, geographic diversification, enhance pricing and underwriting sophistication and operational excellence in underwriting and claims processes.  Over the past several years, Encompass has been executing on a profit improvement plan emphasizing pricing, governance and operational improvements at both the state and countrywide level.  These actions have improved underlying profitability but led to a reduction of policies in force, new issued applications, and the renewal ratio compared to prior years for both auto and homeowners.
While profit improvement actions continue in many markets, targeted growth plans are in place for states with sustainable profitability trends and long-term growth potential.  We are also focused on growing our independent agency distribution partners who understand the value of our products.
Answer Financial strategy
Our strategy as a technology-enabled insurance agency is to provide comparison shopping and related services for businesses, offering customers choice, convenience and ease of use.
Allstate Protection Pricing and Risk Management Strategies
Our pricing and underwriting strategies and decisions are designed to generate sustainable profitable growth.
Our proprietary database of underwriting and pricing experience enables sophisticated pricing algorithms and methodologies to more accurately price risks while also seeking to attract and retain customers in multiple risk segments.

•	For auto insurance, risk evaluation factors can include, but are not limited to, vehicle make, model and year; driver age and marital status; territory;

The Allstate Corporation 3

2017 Form 10-K Item 1. Business

years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring utilizing telematics data and certain consumer report information.

•
For property insurance, risk evaluation factors can include, but are not limited to, the amount of insurance purchased; geographic location of the property; loss history; age, condition and construction characteristics of the property; and characteristics of the insured including insurance scoring utilizing certain consumer report information.

A combination of underwriting information, pricing and discounts are also used to achieve a more competitive position and growth. Our pricing strategy involves local marketplace pricing and underwriting decisions that are based on these risk evaluation factors and an evaluation of competitors to the extent permissible by applicable law.
Pricing of property products is intended to establish risk-adjusted returns that are acceptable over a long-term period.
We pursue rate increases to keep pace with loss trends, including losses from catastrophic events and those that are weather-related (such as wind, hail, lightning and freeze not meeting our criteria to be declared a catastrophe). We also take into consideration potential customer disruption, the impact on our ability to market our auto and homeowners lines, regulatory limitations, our competitive position and profitability.
Therefore, in any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations we incorporated into product pricing.
We manage our property catastrophe exposure with the goal of providing shareholders an acceptable return on the risks assumed in our property business and to reduce the variability of our earnings. Our property business includes personal homeowners, commercial property and other property insurance lines. As of December 31, 2017, we have less than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently available. The use of different assumptions and updates to industry models, and updates to our risk transfer program, could materially change the projected loss. Our growth strategies include areas where we believe we can enhance diversification and earn an appropriate return for the risk and as a result our modeled exposure may increase, but in aggregate remain lower than $2 billion as noted above. In addition, we have exposure to other severe weather events, which impact catastrophe losses.
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
Products and Distribution
Allstate Protection differentiates itself by offering solutions to meet broad-based household protection needs and a comprehensive range of innovative product options and features through distribution channels that best suit each consumer segment.

Insurance products
Allstate brand	Auto
Homeowners
Specialty auto (motorcycle, trailer, motor home and off-road vehicle)
Other personal lines (renters, condominium, landlord, boat, umbrella and manufactured home)
Commercial lines
Esurance brand	Auto
Homeowners
Motorcycle
Renters
Encompass brand	Auto
Homeowners
Other personal lines (renters, condominium, landlord, boat and umbrella)
Answer Financial	Comparison quotes for non-proprietary auto, homeowners and other personal lines (condominium, renters, motorcycle, recreational vehicle and boat)

4 www.allstate.com

Item 1. Business 2017 Form 10-K

Innovative product offerings and features
Allstate brand	Your Choice Auto®	Qualified customers choose from a variety of options, such as Accident Forgiveness, Deductible Rewards®, Safe Driving Bonus® and New Car Replacement.
Allstate House and Home®
Featured options include Claim RateGuard®, Claim-Free Bonus and flexibility in options and coverages, including graduated roof coverage and pricing based on roof type and age for damage related to wind and hail events.

	Claim Satisfaction Guarantee®	Promised return of premium to standard auto insurance customers dissatisfied with their claims experience.
Drivewise®
Telematics-based insurance program, available in 49 states and the District of Columbia as of December 31, 2017, that uses a mobile application or an in-car device to capture driving behaviors and encourage safe driving. It provides customers with information and tools, incentives and driving challenges. For example, Allstate Rewards® provides reward points for safe driving.

MilewiseSM
Usage-based insurance product, launched in 2016, currently available as a limited market test.  It gives customers flexibility to customize their insurance and pay based on the number of miles they drive.

Esurance brand	DriveSense®
Telematics-based insurance program, available in 32 states as of December 31, 2017, that uses a mobile application or an in-car device to capture driving behaviors and reward customers for safe driving.

	Esurance Pay Per Mile®	Usage-based insurance product that gives customers flexibility to customize their insurance and pay based on the number of miles they drive, currently available to a limited market.
Encompass brand	EncompassOne Policy®
Packaged insurance product with one premium, one bill, one policy deductible and one renewal date. Broad coverage options include customizable features such as enhanced accident forgiveness, new-car replacement coverage, walk-away home coverage option should the insured decide not to rebuild, flexible additional living expense coverage, water-sewer backup coverage options and roadside assistance.

Answer Financial	StreetWise	Telematics-based driving application available in all 50 states that uses location and motion settings to reward good drivers.

Distribution channels
Allstate brand
In the U.S., we offer products through 10,430 Allstate exclusive agencies, operating in 10,300 locations, supported by 24,800 licensed sales professionals and 1,100 exclusive financial specialists. We also offer products through 2,400 independent agencies that are primarily in rural areas and through contact centers and online. In Canada, we offer Allstate brand products through 920 employee producers.

Esurance brand	Sold to customers online, through contact centers or through select agents.
Encompass brand	Distributed through 2,500 independent agencies.
Answer Financial	Comparison quotes offered to customers online or through contact centers.
Allstate exclusive agencies also support the Service Businesses, Allstate Life and Allstate Benefits segments through offering roadside assistance, life insurance and voluntary benefits products.
When an Allstate product is not available, we may offer non-proprietary products to consumers through arrangements made with other companies, agencies, and brokers. As of December 31, 2017, Allstate agencies had approximately $1.4 billion of non-proprietary personal insurance premiums under management, primarily related to property business in hurricane exposed areas, and approximately $210 million of non-proprietary commercial insurance premiums under management. Additionally, we offer a homeowners product through our subsidiary North Light Specialty Insurance Company in certain areas with higher risk of catastrophes or where customers do not meet our standard underwriting profile.

The Allstate Corporation 5

2017 Form 10-K Item 1. Business

Competition
The markets for personal lines insurance, which includes private passenger auto and homeowners insurance, are highly competitive. The following charts provide Allstate Protection’s market share compared to our principal competitors in the U.S. using statutory direct written premium for the year ended December 31, 2016, according to A.M. Best.

Esurance is among the top 25 largest providers of personal property and casualty insurance products in the U.S., and Encompass is among the top 20 largest providers of personal property and casualty insurance products through independent agencies in the U.S., based on statutory direct written premium according to A.M. Best for 2016.
Our customer-focused strategy enables us to address changing needs in a targeted manner. This includes different brands, the scope and type of distribution system, price and the breadth of product offerings, product features, customer service, claims handling, and use of technology.
Geographic Markets
Our principal geographic markets are in the U.S. Through various subsidiaries, we are authorized to sell a variety of personal property and casualty products in all 50 states, the District of Columbia, Puerto Rico and Canada. The top U.S. geographic markets are reflected below.

Geographic distribution of premiums earned (1) (2)
Texas	11.6%
California	9.9
New York	8.9
Florida	7.0

(1)	Based on 2017 information contained in statements filed
with the state insurance departments.

(2)	No other jurisdiction accounted for more than 5 percent.

6 www.allstate.com

Item 1. Business 2017 Form 10-K

Service Businesses Segment
Service Businesses include SquareTrade, Arity, Allstate Roadside Services and Allstate Dealer Services, which offer a broad range of products and services that expand and enhance customer value propositions. Our strategy is to deliver superior value propositions and build strategic platforms to connect and engage with customers and effectively address their changing needs and preferences.
Strategy

SquareTrade®	Rapidly grow new and existing domestic retail customer accounts and expand internationally while increasing profitability and returns.
AritySM	Build a strategic mobility platform that provides data and analytics solutions to insurance customers, consumers and other businesses (including government agencies) on a recurring basis.
Allstate Roadside Services®	Digitize the roadside assistance business and enhance capabilities to deliver a superior customer experience while lowering costs in the customer assistance centers and optimizing the rescue network.
Allstate Dealer Services®	Leverage relationships with auto dealerships while improving operational efficiency and profitability.
Products and Distribution

Products and services
SquareTrade
A leading and innovative provider of consumer electronics and appliance protection plans, covering products including TVs, smartphones and computers. Under these protection plans, SquareTrade agrees to repair, replace or indemnify the customer for the cost to repair or replace consumer goods from mechanical or electrical failure due to normal wear and tear after expiration of the term of the original manufacturer’s warranty. Our protection plans also provide additional coverages beyond the manufacturer’s warranty, and in certain cases, accidental damage from handling.

Arity	A connected car technology and data analytics company with offerings including device and mobile data collection services, analytics and customer risk assessment solutions and telematics services.
Allstate Roadside Services
A leading roadside assistance provider in North America offering towing, jump-start, lockout, fuel delivery, and tire change services to retail customers and customers of our wholesale partners. Good Hands Rescue® is a 24/7 pay-per-use service offered through a mobile application that connects users to a select network of countrywide providers to assist with emergencies.

Allstate Dealer Services
Offers finance and insurance products through independent agencies and brokers to auto dealerships countrywide. Products primarily include vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel protection, and paintless dent repair protection.

Distribution channels
SquareTrade	Distributed primarily through many of the U.S.’s major retailers and mobile operators in Europe.
Arity
Allstate and Esurance brands and Answer Financial use Arity’s services through their Drivewise, DriveSense and StreetWise telematics solutions. In 2017, Arity began providing services to non-affiliates.

Allstate Roadside Services
Distributed through Allstate exclusive agencies, relationships with wholesale partners, affinity groups and through a mobile application. We serve customers through a combination of proprietary and third party services, Allstate-branded and pay-per-use plans.

Allstate Dealer Services	These products and services are distributed nationwide by independent agencies and brokers through auto dealerships in the U.S. to customers in conjunction with the purchase of a new or used vehicle.
Geographic Markets
The Service Businesses primarily operate in the U.S., with certain businesses offering services in Europe, Canada and Puerto Rico.
Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength, price, distribution and the customer experience. The market for these products and services continues to be highly fragmented and competitive.

The Allstate Corporation 7

2017 Form 10-K Item 1. Business

Allstate Life Segment
Strategy
The Allstate Life segment’s product offerings position Allstate exclusive agencies and financial specialists as trusted advisors. We also distribute non-proprietary retirement product solutions offered by third-party providers. Our target customers are those who prefer local personalized advice and service and are brand-sensitive.
Our strategy is to deepen Allstate customer relationships by fully integrating into the Allstate brand customer value proposition while modernizing our operating model through tailored distribution support, product innovation and enhancing the underwriting process. Our product positioning provides solutions to help meet customer needs during various life stages. Basic mortality protection solutions are provided through less complex products, such as term and whole life insurance, sold primarily through exclusive agents and licensed sales professionals. More advanced mortality and financial planning solutions such as universal life are provided primarily through exclusive financial specialists.
Many Allstate exclusive agencies partner with exclusive financial specialists to deliver life and retirement solutions. These specialists have expertise with advanced life and retirement cases and other financial needs of customers. Successful partnerships assist agencies with building stronger and deeper customer relationships. Sales producer education and technology improvements are being made to ensure agencies have the tools and information needed to help customers meet their needs and build personal relationships as trusted advisors.
Products and Distribution

Insurance products
Term life	Interest-sensitive life
Whole life	Variable life

Distribution channel
Allstate exclusive agencies and 1,100 exclusive financial specialists. The majority of life insurance business written involves exclusive financial specialists, including referrals from exclusive agencies and licensed sales professionals.

Allstate exclusive agencies and exclusive financial specialists also sell certain non-proprietary products, including mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance to provide a broad suite of protection and retirement products. As of December 31, 2017, Allstate agencies had approximately $16.8 billion of non-proprietary mutual funds and fixed and variable annuity account balances under management. New and additional deposits into these non-proprietary products were $2.1 billion in 2017.

Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and the level of customer service. The market for life insurance continues to be highly fragmented and competitive. As of December 31, 2016, there were approximately 370 groups of life insurance companies in the United States.
Geographic Markets
Through subsidiaries, we are authorized to sell various types of these products in all 50 states, the District of Columbia and Puerto Rico. The top geographic markets are reflected below.

Geographic distribution of statutory direct premiums (1)
New York	19.0%
California	10.3
Texas	8.7
Florida	6.1
Illinois	5.9

(1)	No other jurisdiction accounted for more than 5 percent.

8 www.allstate.com

Item 1. Business 2017 Form 10-K

Allstate Benefits Segment
Strategy
The Allstate Benefits segment provides consumers with financial protection against the risk of accidents, illness, and mortality. We are an industry leader in the rapidly growing voluntary benefits market, offering a broad range of products through workplace enrollment. Market trends for voluntary benefits are favorable as the market has doubled in size over the last decade, driven by the ability of voluntary benefits to fill the increasing financial burden placed on employees from employers seeking to contain rising benefit costs. We have introduced new products and enhanced existing products to address these financial gaps by providing protection for catastrophic events such as a critical illness, accident or hospital stay. We are expanding our life capabilities, offering employer paid group term life in addition to employee paid individual and group term and permanent life solutions.
Our products are offered through a network of independent agents and Allstate exclusive agencies. We differentiate ourselves by offering a broad product portfolio, flexible enrollment solutions and technology (including significant presence on employer benefit administration systems), and our strong national accounts team, as well as the well-recognized Allstate brand.
Our strategy for growth includes investing in new generation enrollment and administrative technology to improve our customer experience and modernize our operating model, continued expansion of our national accounts team relationships, deeper engagement with independent agents and Allstate agencies, and continued investment in product innovation.
Products and Distribution
Our target customers are middle market consumers with family financial protection needs employed by small, medium and large sized firms.

Voluntary benefits products
Life	Short-term disability
Accident	Other health
Critical illness

Distribution channels
Our primary distribution channel continues to be through 6,000 workplace enrolling independent agents.
We also distribute products using Allstate exclusive agencies, focusing on small employers.

Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution, and customer service.
The market for voluntary benefits is growing as these products help employees fill the increasing gaps associated with continued medical cost inflation and the shifting of costs from employers to employees to cover co-pays and deductibles. Favorable industry and economic trends have increased competitive pressure and attracted new traditional and non-traditional entrants to the voluntary benefits market. Recent entrants, including large group medical, life and disability insurance carriers, are leveraging core benefit capabilities by bundling and discounting to capture voluntary market share.
Geographic Markets
Through subsidiaries, we are authorized to sell voluntary benefits products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam and Canada. The top geographic markets are reflected below.

Geographic distribution of statutory direct premiums (1)
Florida	11.9%
Texas	11.5
North Carolina	6.3
Georgia	5.1

(1)	No other jurisdiction accounted for more than 5 percent.

The Allstate Corporation 9

Item 1. Business 2017 Form 10-K

Allstate Annuities Segment
Strategy
The Allstate Annuities segment consists of deferred fixed annuities and immediate fixed annuities (including standard and sub-standard structured settlements). The segment is in run-off and is focused on increasing lifetime economic value. Both the deferred and immediate annuity businesses have been adversely impacted by the historically low interest rate environment. Our immediate annuity business has also been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated.
Allstate Annuities focuses on the distinct risk and return profiles of the specific products when developing investment and liability management strategies. The level of legacy deferred annuities in force has been significantly reduced and the investment portfolio and crediting rates are proactively managed to improve profitability of the business while providing appropriate levels of liquidity.
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
We continue to review strategic options to reduce exposure and improve returns of the business. As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.
Products and Distribution
We previously offered and continue to have in force deferred fixed annuities and immediate fixed annuities (including standard and sub-standard structured settlements). We exited the continuing sale of annuities over an eight year period from 2006 to 2014, reflecting our expectations of declining returns. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements. For discussion of non-proprietary retirement and investment products sold through our Allstate exclusive agencies and exclusive financial specialists, see Part I, Item 1. Allstate Life Segment of this report.

Other Business Segments
Discontinued Lines and Coverages Segment
The Discontinued Lines and Coverages segment includes results from property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s.
Strategy We have assigned management of this segment to a designated group of professionals with expertise in claims handling, policy coverage interpretation, exposure identification and reinsurance collection. As part of its responsibilities, this group may at times be engaged in policy buybacks, settlements and reinsurance assumed and ceded commutations.
We may continue to experience development in the reserves established for asbestos and/or environmental losses in the future, which could be due to the potential adverse impact of new information relating to new and additional claims or the impact of resolving unsettled claims based on unanticipated events such as arbitrations, litigation, legislative, judicial or regulatory actions. Environmental losses may also increase as the result of additional funding for environmental site cleanup.
We continue to address challenges related to the concentration of insurance and reinsurance claims from companies who specialize in this business.
Corporate and Other Segment
Our Corporate and Other segment is comprised of holding company activities and certain non-insurance operations.
Additional information
Information regarding the last three years’ revenues and income from operations attributable to reportable segments is contained in Note 4 of the consolidated financial statements and Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Note 4 also includes information regarding the last three years’ identifiable assets attributable to our operations. Note 4 and Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated in this Part I, Item 1 by reference.

The Allstate Corporation 10

Item 1. Business 2017 Form 10-K

Regulation
Allstate is subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation vary by state but generally have their source in statutes that establish standards and requirements for conducting the business of insurance and that also delegate regulatory authority to a state agency. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency and statutory surplus sufficiency, reserve adequacy, insurance company licensing and examination, agent and adjuster licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, corporate governance and risk management. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. For a discussion of statutory financial information, see Note 16 of the consolidated financial statements. For a discussion of regulatory contingencies, see Note 14 of the consolidated financial statements. Notes 14 and 16 are incorporated in this Part I, Item 1 by reference.
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
Additional regulations or new requirements may emerge from the activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the National Association of Insurance Commissioners (“NAIC”), and the International Association of Insurance Supervisors (“IAIS”), that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC has adopted amendments to its model holding company law that have been adopted by some jurisdictions. The outcome of these actions is uncertain; however, these actions may result in an increase in the level of capital and liquidity required by insurance holding companies.
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
Limitations on Dividends by Insurance Subsidiaries.    As a holding company with no significant business operations of its own, The Allstate Corporation relies on dividends from Allstate Insurance Company as one of the principal sources of cash to pay dividends and to meet its obligations, including the payment of principal and interest on debt or to fund non-insurance-related businesses. Allstate Insurance Company is regulated as an insurance company in Illinois, and its ability to pay dividends is restricted by Illinois law. For additional information regarding those restrictions, see Part II, Item 5 of this report. The laws of the other jurisdictions that generally govern our other insurance subsidiaries contain similar limitations on the payment of dividends. However, such laws in some jurisdictions may be more restrictive.
Insurance Holding Company Regulation – Change of Control.    The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation in the jurisdictions in which their insurance subsidiaries do business. In the U.S., these subsidiaries are organized under the insurance codes of Florida, Illinois, Massachusetts, New York, Texas, and Wisconsin. Additionally, some of these subsidiaries are considered commercially domiciled in California and Florida. Generally, the insurance codes in these states provide that the acquisition or change of “control” of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of “control” arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to ten percent or more of the voting securities of an insurer or of a person who controls an insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease-and-desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration. Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation’s common stock would generally require prior approval by the state insurance departments in California, Florida, Illinois, Massachusetts, New York, Texas and Wisconsin. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of The Allstate Corporation’s common stock.

The Allstate Corporation 11

2017 Form 10-K Item 1. Business

Rate Regulation.    Nearly all states have insurance laws requiring personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the state’s regulatory authority. In many cases, such rating plans, policy forms, or both must be approved prior to use.
The speed with which an insurer can change rates in response to competition or increasing costs depends, in part, on whether the rating laws are (i) prior approval, (ii) file-and-use or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a rate before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file rates within a certain period of time after the insurer begins using them. Eighteen states, including California and New York, have prior approval laws. Under all three types of rating laws, the regulator has the authority to disapprove a rate filing.
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
From time to time, the personal lines insurance industry comes under pressure from state regulators, legislators, and special-interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs, catastrophe loss exposure, and expenses. We expect this kind of pressure to persist. Allstate and other insurers are using increasingly sophisticated pricing models and rating plans that are reviewed by regulators and special-interest groups. State regulators may interpret existing law or rely on future legislation or regulations to impose new restrictions that adversely affect profitability or growth. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding insurance rates.
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

For a discussion of these items see Note 14 of the consolidated financial statements. Note 14 is incorporated in this Part I, Item 1 by reference.
Reinsurance recoverables with the Michigan Catastrophic Claims Association (“MCCA”) and the New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”).    The MCCA is a state-mandated indemnification mechanism for personal injury protection losses that reimburses insurers for the unlimited lifetime medical benefits paid above the applicable retention level for qualifying injuries from automobile, motorcycle, and commercial vehicle accidents. Many of these injuries are catastrophic in nature, resulting in serious permanent disabilities that require attendant and residential care for periods that may span decades. As required for a member company by the MCCA, we report covered paid and unpaid claims to the MCCA when estimates of loss for a reported claim are expected to exceed the retention level, or the claims involve certain types of severe injuries, or there are litigation demands received suggesting the claim value exceeds certain thresholds. The MCCA reimburses members as qualifying claims are paid and billed by members to the MCCA. Unlimited lifetime covered losses result in significant levels of ultimate incurred claim reserves being recorded by member companies along with offsetting reinsurance recoverables. A significant portion of the ultimate incurred claim reserves and the recoverables can be attributed to a small number of catastrophic claims. Disputes over coverage on certain reported claims can result in additional losses, which may be recoverable from the MCCA, excluding litigation expenses. The MCCA is not currently funded on an ultimate claims basis; although, it has an obligation to indemnify its members for their actuarially expected losses. Legislative proposals to change the MCCA operation in the future are put forth periodically; however, no changes have been enacted. We do not anticipate any material adverse financial impact from this association on Allstate.
The PLIGA provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of certain thresholds based on the year of policy issuance. As the statutory administrator of the New Jersey Unsatisfied Claim and Judgment Fund (“UCJF”), PLIGA also provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or hit-and-run drivers. PLIGA annually assesses all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for PLIGA reimbursements and expenses. UCJF assessments can be expensed as losses recoverable in rates as appropriate. As of December 31, 2016, PLIGA had a surplus of $277 million. We do not anticipate any material adverse financial impact from PLIGA or the UCJF on Allstate.
For a discussion of MCAA and PLIGA see Note 10 of the consolidated financial statements. Note 10 is incorporated in this Part I, Item 1 by reference.

12 www.allstate.com

Item 1. Business 2017 Form 10-K

Guaranty Funds.    Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies. We do not anticipate any material adverse financial impact on Allstate from these assessments.
National Flood Insurance Program.    We voluntarily participate as a Write Your Own carrier in the National Flood Insurance Program (“NFIP”). The NFIP is administered and regulated by the Federal Emergency Management Agency (“FEMA”). We write the policy for the NFIP, which assumes 100% of the flood risk, while we retain expense allowances for our service. We operate in a fiduciary capacity as a fiscal agent of the federal government in the issuing and administering of the Standard Flood Insurance Policy. This involves the collection of premiums belonging to the federal government, the adjustment of claims, and the paying of covered claims and certain allocated loss adjustment expenses entirely drawn from federal funds. We receive expense allowances from the NFIP for underwriting administration, claims management, commissions, and adjusting expenses. The federal government is obligated to pay all claims and certain allocated loss adjustment expenses in accordance with the arrangement. In 2015, FEMA intervened and took direct responsibility for settling claims in litigation related to named storm Sandy, which occurred in 2012. FEMA also implemented a review process for non-litigated claims and offered to review claims that had previously been closed. These claims have been paid by directly drawing on federal funds to settle litigation and to pay additional amounts on claims reviewed by FEMA and submitted for processing. Due to this review process, approximately 2,300 Allstate claims were reopened by FEMA. As of December 31, 2017, Allstate had received 2,138 directives from FEMA regarding payments. Allstate has not had any involvement in determining the additional payment amounts or settling these claims. Allstate did not accept any additional loss adjustment fees for the additional payments directed by FEMA. In response to concerns from members of Congress, the Office of Inspector General (“OIG”) audited FEMA’s Sandy claims review process and on January 24, 2018, issued an audit report titled “Unsupported Payments Made to Policyholders Who Participated in the Hurricane Sandy Claims Review Process”.  The report contains seven recommendations to FEMA, which emphasize the importance of FEMA communicating clear guidance to adjusters, and identifying and implementing better methods to inform policyholders of flood coverage limitations.  We cannot predict the impact this report or recommendations will have on FEMA or the operations of the NFIP. Congressional authorization for the NFIP is set to expire March 23, 2018. FEMA purchased $1.46 billion of reinsurance to cover any qualifying flood losses in 2018 for the NFIP. Congress is considering reforms to the program that would be incorporated in legislation to reauthorize the NFIP as well as evaluating the funding of the program.
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
Broker-Dealers, Investment Advisors and Investment Companies.    The Allstate entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the SEC, FINRA and/or, in some cases, state securities administrators. In 2016, the U.S. Department of Labor (“DOL”) issued its final fiduciary rule (the “Rule”). The Rule expands the range of activities considered “investment advice” and establishes a new framework for determining whether a person is a fiduciary when selling mutual funds, variable and indexed annuities, or variable life products in connection with an individual retirement account (“IRA”) or employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Rule impacts non-proprietary products provided by Allstate agencies and Allstate’s broker-dealer, Allstate Financial Services, LLC, their sales processes and volumes, and producer compensation arrangements. Allstate does not currently sell proprietary annuities or proprietary variable life products in connection with IRAs or employee benefit plans covered under ERISA. Allstate Benefits offers universal life products which, when sold in an employee welfare benefit plan, may be considered subject to the fiduciary rule as an insurance product with an “investment component.” Products we previously offered and continue to have in force, such as indexed annuities, are impacted by the Rule. These requirements may increase regulatory costs and litigation exposure. The financial impact to Allstate is expected to be immaterial. Certain provisions of the Rule, such as the impartial conduct standards, became effective on June 9, 2017, while other provisions were not to apply until January 1, 2018. In November 2017, the DOL approved an 18-month delay to the provisions of the Rule that were to apply on January 1, 2018. The

The Allstate Corporation 13

2017 Form 10-K Item 1. Business

delay will allow the DOL to determine whether the Rule may adversely affect investors or retirees or adversely affect the ability of Americans to gain access to retirement information and financial advice. The delay also allows the DOL to coordinate with other regulators, such as state insurance regulators and the SEC, and Congress. It is yet to be determined whether any changes to the Rule’s requirements will result from the DOL’s continued examination of the Rule.
Dodd-Frank: Covered Agreement. The Secretary of the Treasury (operating through FIO) and the Office of the U.S. Trade Representative (“USTR”) are jointly authorized, pursuant to the Dodd-Frank, to negotiate Covered Agreements. A Covered Agreement is a bilateral or multilateral agreement that “relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection for insurance or reinsurance consumers that is substantially equivalent to the level of protection achieved under State insurance or reinsurance regulation.”
On September 22, 2017, the U.S. and European Union (“EU”) signed a Covered Agreement. In addition to signing the Covered Agreement, Treasury and the USTR jointly issued a policy statement clarifying how the U.S. views implementation of certain provisions of the Covered Agreement. The policy statement affirms the U.S. system of insurance regulation, including the role of state insurance regulators as the primary supervisors of the business of insurance and addresses several other key provisions of the Covered Agreement for which constituents sought clarity, including prospective application to reinsurance agreements and an affirmation that the Covered Agreement does not require development of a group capital standard or group capital requirement in the U.S.
The U.S. has five years from the date of signing to remove collateral requirements from reinsurance laws and regulations for EU reinsurers that meet certain standards, or face federal preemption determinations by FIO. We expect states to initiate changes to reinsurance laws and regulations consistent with clarifications provided in the policy statement issued by Treasury and the USTR. Additionally, the NAIC may pursue development of a Model Law to provide a uniform basis from which all states implement changes to their reinsurance laws and regulations to conform with the terms of the Covered Agreement and the interpretive guidance of the policy statement issued by Treasury and the USTR.
Division Statute. On May 3, 2017, the Connecticut state Senate passed legislation authorizing a statute that makes available a process by which a domestic insurance company may divide into two or more domestic insurance companies. The statute could be used to isolate an existing block of life, health or property-casualty business for sale to a third party in a transaction that without the statute could only be accomplished through reinsurance. The statute could also be used to divide continuing blocks of insurance business from insurance business that is no longer marketed, or otherwise has been discontinued, into separate companies with separate capital. Before a plan of division can be effected, it must be approved according to the organizational documents of the dividing insurer and submitted for approval by the Connecticut Insurance Department.
Presidential Executive Order - Core Principles for Financial Services Regulation. Treasury released a report on October 26, 2017, examining the regulatory framework for the asset management and insurance industries pursuant to Executive Order 13772, Core Principles for Regulating the United States Financial System (“Executive Order”). The report examines the current regulatory framework for asset managers and insurers with the goal of identifying areas out of alignment with the core principles identified in the Executive Order and makes recommendations to bring these areas into alignment.
The report includes several recommendations for legislative and regulatory actions to enhance systemic risk management, make regulation more efficient and effective, and strengthen U.S. engagement in international regulation. In addition, the report recommends the SEC consider steps to improve the efficiency and effectiveness of the regulation of insurance products under its jurisdiction by developing and maintaining accounting standards for the insurance industry that are consistent with insurance business models. As it relates to potential changes in accounting standards for the insurance industry, the report acknowledges the SEC’s authority to develop accounting and financial reporting standards for public companies, its oversight authority over the Financial Accounting Standards Board, which it uses to develop financial accounting and reporting standards, and recommends that the SEC engage with the insurance industry and its regulators to assess current and proposed accounting standards affecting the insurance industry.
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
Asbestos.    Congress has repeatedly considered legislation to address asbestos claims and litigation in the past. In February 2017, legislation was introduced in the House titled the Furthering Asbestos Claims Transparency Act of 2017 (the “FACT Act”). The Act requires transparency of asbestos trust funds, requiring quarterly reports on claims made to the trusts, as well as requiring the trusts to release information sought by defendants in asbestos lawsuits. The House Judiciary Committee approved the Act, but a full House vote has not occurred. In 2017, the House introduced an additional bill called the Fairness in Class Action Litigation Act of 2017. This legislation is with the

14 www.allstate.com

Item 1. Business 2017 Form 10-K

Senate Judiciary Committee. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.
Environmental.    Environmental pollution and clean-up of polluted waste sites is the subject of federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (“Superfund”) and comparable state statutes (“mini-Superfund”) govern the clean-up and restoration of waste sites by Potentially Responsible Parties (“PRPs”). Superfund and the mini-Superfunds (Environmental Clean-up Laws or “ECLs”) establish a mechanism to assign liability to PRPs or to fund the clean-up of waste sites if PRPs fail to do so. The extent of liability to be allocated to a PRP is dependent on a variety of factors. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured PRPs and the insured parties’ alleged liability to third parties responsible for the clean-up. The insurance industry, including Allstate, has disputed and is disputing many such claims. Key coverage issues include whether Superfund response, investigation, and clean-up costs are considered damages under the policies; trigger of coverage; the applicability of several types of pollution exclusions; proper notice of claims; whether administrative liability triggers the duty to defend; appropriate allocation of liability among triggered insurers; and whether the liability in question falls within the definition of an “occurrence.” Identical coverage issues exist for clean-up and waste sites not covered under Superfund. To date, courts have been inconsistent in their rulings on these issues. Allstate’s exposure to liability with regard to its insureds that have been, or may be, named as PRPs is uncertain. While comprehensive Superfund reform proposals have been introduced in Congress, only modest reform measures have been enacted. In May 2017, the EPA created a Superfund Task Force that issued proposed reforms in an August 2017 report. We cannot predict what if any of these reforms will be enacted.
Website
Our website is allstate.com. The Allstate Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available on the Investor Relations section of our website (www.allstateinvestors.com), free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC. In addition, our corporate governance guidelines, our global code of business conduct, and the charters of our Audit Committee, Compensation and Succession Committee, Executive Committee, Nominating and Governance Committee, and Risk and Return Committee are available on the Investor Relations section of our website and in print to any stockholder who requests copies by contacting Investor Relations, The Allstate Corporation, 2775 Sanders Road, Northbrook, Illinois 60062-6127, 1-847-402-2800. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.
Other Information About Allstate

•	As of December 31, 2017, Allstate had approximately 42,460 full-time employees and 440 part-time employees.

•	Information regarding revenues generated outside the United States is incorporated in this Part I, Item 1 by reference to Note 4 of the consolidated financial statements.

•
Allstate’s seven reportable segments use shared services, including human resources, investment, finance, information technology and legal services, provided by Allstate Insurance Company and other affiliates.

•	Although the insurance business generally is not seasonal, claims and claims expense for the Allstate Protection segment tend to be higher for periods of severe or inclement weather.

•
“Allstate” is a very well-recognized brand name in the United States. We use the “Allstate,” “Esurance,” “Encompass” and “Answer Financial” brands extensively in our business. We also provide additional protection products and services through “SquareTrade,” “Arity,” “Allstate Roadside Services,” “Allstate Dealer Services” and “Allstate Benefits.” These brands, products and services are supported with the related service marks, logos, and slogans. Our rights in the United States to these names, service marks, logos and slogans continue as long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them.

The Allstate Corporation 15

2017 Form 10-K Item 1. Business

Executive Officers of the Registrant
The following table sets forth the names of our executive officers, their ages as of February 1, 2018, their positions, business experience, and the years of their first election as officers. “AIC” refers to Allstate Insurance Company. Each of the officers named below may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

Name	Age	Position with Allstate and Business Experience	Year First Elected Officer
Thomas J. Wilson	60	Chair of the Board (May 2008 to present), President (June 2005 to January 2015 and February 2018 to present), and Chief Executive Officer (January 2007 to present) of The Allstate Corporation and AIC.	1995
Don Civgin	56	President, Service Businesses of AIC (January 2018 to present); President, Emerging Businesses of AIC (February 2015 to January 2018); President and Chief Executive Officer, Allstate Financial of AIC (March 2012 to February 2015).	2008
John E. Dugenske	51	Executive Vice President and Chief Investment and Corporate Strategy Officer of AIC (January 2018 to present); Executive Vice President and Chief Investment Officer of AIC (March 2017 to January 2018); Group Managing Director and Global Head of Fixed Income at UBS Global Asset Management (December 2008 to February 2017).	2017
Eric K. Ferren	44	Senior Vice President, Controller, and Chief Accounting Officer of The Allstate Corporation (May 2017 to present) and of AIC (December 2017 to present); Senior Vice President of External Reporting and Corporate Accounting of AIC (April 2014 to December 2017); Chief Financial Officer of HSBC Bank USA, N.A. (January 2014 to April 2014); Chief Accounting Officer of HSBC North America Holdings Inc. (July 2010 to April 2014).	2014
Mary Jane Fortin	53	President, Allstate Financial of AIC (February 2017 to present); President, Allstate Life and Retirement of AIC (October 2015 to February 2017); Executive Vice President and Chief Financial Officer, Global Consumer Insurance of AIG (April 2012 to September 2015); President and Chief Executive Officer, American General Life Insurance Company (August 2009 to March 2012).	2015
Suren Gupta	56	Executive Vice President, Enterprise Technology and Strategic Ventures of AIC (February 2015 to present); Executive Vice President, Allstate Technology and Operations of AIC (April 2011 to February 2015).	2011
Harriet K. Harty	51	Executive Vice President, Human Resources of AIC (February 2015 to present); Senior Vice President of AIC (November 2012 to February 2015).	2012
Susan L. Lees	60	Executive Vice President, General Counsel, and Secretary of The Allstate Corporation (May 2013 to present) and of AIC (June 2013 to present); Executive Vice President and General Counsel of The Allstate Corporation (June 2012 to May 2013) and of AIC (June 2012 to June 2013).	2008
Jesse E. Merten	43	Executive Vice President and Chief Risk Officer of AIC (December 2017 to present) and Treasurer of The Allstate Corporation (January 2015 to present) and of AIC (February 2015 to present); Senior Vice President and Chief Financial Officer, Allstate Financial of AIC (January 2012 to February 2015).	2012
Mario Rizzo	51	Executive Vice President and Chief Financial Officer of The Allstate Corporation and AIC (January 2018 to present); Senior Vice President and Chief Financial Officer, Allstate Personal Lines of AIC (February 2015 to January 2018); Senior Vice President and Treasurer of The Allstate Corporation (November 2010 to January 2015) and of AIC (November 2010 to February 2015).	2010
Glenn T. Shapiro	52	President, Allstate Personal Lines of AIC (January 2018 to present); Executive Vice President, Claims of AIC (April 2016 to January 2018); Executive Vice President and Chief Claims Officer of Liberty Mutual Commercial Insurance (May 2011 to March 2016).	2016
Steven E. Shebik	61	Vice Chair of The Allstate Corporation and AIC (January 2018 to present); Executive Vice President and Chief Financial Officer of The Allstate Corporation (February 2012 to January 2018) and of AIC (March 2012 to January 2018).	1999
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

16 www.allstate.com

Part I - Item 1A. Risk Factors and Other Disclosures 2017 Form 10-K

Item 1A.  Risk Factors
In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer, investor and a provider of other products and financial services. Our risks have been categorized as follows: insurance industry, financial, investment, operational, regulatory and legal, and strategic risks. These cautionary statements should be considered carefully together with other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.
Insurance Industry Risks
Catastrophes and severe weather events may subject our property and casualty business to significant losses
Our property and casualty business may be exposed to catastrophic events such as earthquakes, volcanic eruptions, wildfires, tornadoes, tsunamis, hurricanes, tropical storms, terrorism or industrial accidents which could cause operating results to vary significantly from one period to the next, despite the catastrophe management programs. We may incur catastrophe losses in our auto and property business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, (3) current reinsurance coverage limits, or (4) loss estimates from external hurricane and earthquake models at various levels of probability. For example, our historical catastrophe experience includes losses relating to named storm Sandy in 2012 totaling $1.2 billion, Hurricane Katrina in 2005 totaling $3.6 billion and the Northridge earthquake of 1994 totaling $2.1 billion. We are also exposed to assessments from the California Earthquake Authority, Texas Windstorm Insurance Association, various state-created insurance facilities, and to losses that could surpass the capitalization of these facilities. Although we have historically financed the settlement of catastrophes from operating cash flows, including very large catastrophes that had complicated issues resulting in settlement delays, our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses or a downgrade of our debt or financial strength ratings.
In addition, we are subject to claims arising from weather events such as winter storms, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of auto and property claims when severe weather conditions occur.
Our property and casualty results of operations and financial condition may be adversely affected due to limitations in the analytical models used to assess and predict the exposure to catastrophe losses
Along with others in the insurance industry, we use models developed by third party vendors as well as our own historic data in assessing our property insurance exposure to catastrophe losses. These models assume various conditions and probability scenarios. Such models do not necessarily accurately predict future losses or measure losses currently incurred. Catastrophe models use historical information and scientific research about hurricanes and earthquakes as well as detailed information about our in-force business. We use this information in connection with pricing and risk management activities. However, since actual catastrophic events vary considerably, there are limitations with respect to its usefulness in predicting losses in any reporting period. Other limitations are evident in significant variations in estimates between models, material increases and decreases in results due to model changes and refinements of the underlying data elements and actual conditions that are not yet well understood or may not be properly incorporated into the models.
Our catastrophe management strategy may adversely affect premium growth
Due to catastrophe risk management efforts, the size of our homeowners business has been negatively impacted in the past and may be negatively impacted if we take further actions. Homeowners premium growth rates and retention could be adversely impacted by adjustments to our business structure, size and underwriting practices in markets with significant severe weather and catastrophe risk exposure.
Unexpected increases in the frequency or severity of property and casualty claims may adversely affect our results of operations and financial condition
Our property and casualty business may experience volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. Changes in auto claim frequency may result from changes in mix of business, miles driven, distracted driving or other macroeconomic factors. A significant increase in claim frequency could have an adverse effect on our results of operations and financial condition.
Changes in bodily injury claim severity are impacted by inflation in medical costs, litigation trends and precedents, regulation and the overall safety of automobile travel. Changes in auto property damage claim severity are driven primarily by inflation in the cost to repair vehicles, including parts and labor rates, the mix of vehicles that are declared total losses, model year mix as well as used car values. Changes in homeowners claim severity are driven by inflation in the construction industry, building materials and home furnishings, changes in the mix of loss type, and by other economic and environmental factors, including short-term supply imbalances for services and supplies in areas affected by catastrophes. Increases in claim severity can arise from unexpected events that are inherently difficult to predict. Although we pursue various loss management initiatives to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.

The Allstate Corporation 17

2017 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

Changes in the level of price competition and the use of underwriting standards in the property and casualty business may adversely affect our results of operations and financial condition
The property and casualty market historically has been cyclical with periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. A downturn in the profitability of the property and casualty business could have a material effect on our results of operations and financial condition.
Additionally, we may increase premium rates and adopt tighter underwriting standards in response to underwriting results, which may result in a decline in new business and renewals and negatively impact our competitive position.
Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business
Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available. Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes nationwide. For example, our ability to afford reinsurance to reduce our catastrophe risk in designated areas may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available in future years. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient at acceptable prices, we would have to either accept an increase in our catastrophe exposure, reduce our insurance writings, or develop or seek other alternatives.
Reinsurance subjects us to risks of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our results of operations and financial condition
The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, their affiliates, or certain regulatory bodies have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Additionally, reinsurance placed in the catastrophe bond market may not provide the same level of coverage as reinsurance placed in the traditional market. Any disruption, volatility and uncertainty in the financial markets may decrease our ability to access such market on favorable terms or at all. Our inability to collect a material recovery from a reinsurer could have a material effect on our results of operations and financial condition.
Changing climate and weather conditions may adversely affect our financial condition, profitability or cash flows
Climate change, solar flares, eruption of volcanoes, El Niño, La Niña and other events to the extent any one of these produces changes in weather patterns may increase the frequency and severity of weather events and natural catastrophes. For example, due to changing climate conditions, there may be an increase in the frequency and intensity of storms, tornadoes and hurricanes as well as wildfires and flooding in various geographic areas. Additionally, there may be an impact on the demand, price and availability of automobile and homeowners insurance, reinsurance coverages as well as the value of our investment portfolio. Due to significant variability associated with future changing climate conditions we are unable to predict the impact climate change will have on our business.
Underwriting changes and actual experience could materially affect profitability and financial condition of our life, voluntary benefits and annuity businesses
Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. We establish target returns for each product based upon these factors and the average amount of capital we must hold to support in-force contracts taking into account rating agencies and regulatory requirements. We monitor and manage pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation or de-emphasis of products and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions. Additionally, many of our products have fixed or guaranteed terms that limit our ability to increase revenues or reduce benefits, including credited interest, once the product has been issued.
Many of our voluntary benefits employer contracts are renewed annually. There is a risk that employers may be able to obtain more favorable terms from competitors than they could by renewing coverage with us. These competitive pressures may adversely affect the persistency of these products, as well as our ability to sell products.
Our profitability depends on the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the adequacy of investment spreads, the persistency of policies, the management of market and credit risks associated with investments, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability and financial condition.

18 www.allstate.com

Part I - Item 1A. Risk Factors and Other Disclosures 2017 Form 10-K

Actual claims incurred may exceed current reserves established for claims including claims relating to asbestos, environmental and other discontinued lines, which may adversely affect our results of operations and financial condition
Recorded claim reserves, including case reserves and incurred but not reported claims reserves (“IBNR”), are based on our best estimates of losses after considering known facts and interpretations of the circumstances, including settlement agreements. Additionally, models that rely on the assumption that past loss development patterns will persist into the future are used. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, contractual terms and changes in claim reporting and settlement practices. External factors are also considered, such as court decisions, changes in law and litigation imposing unintended coverage. We also consider benefits, such as disallowing the use of benefit payment schedules, requiring coverage designed to cover losses that occur in a single policy period to losses that develop continuously over multiple policy periods or requiring the availability of multiple limits. Regulatory requirements and economic conditions are also considered.
Since reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process that is continually refined to reflect current processes and practices. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our results of operations and financial condition as the reserves are reestimated.
Furthermore, the process of estimating asbestos, environmental and other discontinued lines liabilities is also inherently uncertain. The process is complicated by complex legal issues concerning, among other things, the interpretation of various insurance policy provisions, whether losses are covered or were intended to be covered and whether losses could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Asbestos-related bankruptcies and litigation are complex, lengthy proceedings that involve substantial uncertainty for insurers. Actuarial techniques, databases and reinsurance assumptions used in estimating asbestos, environmental and other discontinued lines net loss reserves may prove to be inadequate indicators of the extent of probable loss. Ultimate net losses from these discontinued lines could materially exceed established loss reserves and expected recoveries and have a material effect on our results of operations and financial condition as the reserves are reestimated.

Changes in reserve estimates for our life, voluntary benefits and annuity businesses may adversely affect our results of operations
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. Future investment yields may be lower than our current projections. Mortality and morbidity may continue to improve due to medical advancements, resulting in policyholders living longer than anticipated. We periodically review the adequacy of these reserves and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs (“DAC”) may be required that could have a material effect on our results of operations. We also review these policies for circumstances where projected profits would be recognized in early years followed by projected losses in later years. If this circumstance exists, we will be required to accrue a liability during the period of profits to offset the losses at such time as the future losses are expected to commence. Prior to fourth quarter 2017, we evaluated our traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. In conjunction with the segment changes in fourth quarter 2017, traditional life insurance products, immediate annuities with life contingencies, and voluntary accident and health insurance products are reviewed individually. This increases the risk that we will have to record a premium deficiency adjustment in the future for immediate annuities with life contingencies.
Changes in estimates of profitability on interest-sensitive life products may adversely affect our profitability and financial condition
DAC related to interest-sensitive life contracts is amortized in proportion to actual historical gross profits and estimated future gross profits (“EGP”) over the estimated lives of the contracts. The principal assumptions for determining the amount of EGP are mortality, persistency, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges. Updates to these assumptions, commonly referred to as “DAC unlocking,” could result in accelerated amortization of DAC and thereby adversely affect our profitability and financial condition. In addition, assumption changes impact the reserve for secondary guarantees on interest-sensitive life insurance and could also lead to volatility in net income.

The Allstate Corporation 19

2017 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

Financial Risks
Conditions in the global economy and capital markets could adversely affect our business and results of operations
Conditions in the global economy and capital markets could have an adverse effect on our business and results of operations. This includes high and sustained unemployment in certain regions and lower labor participation rates in others, reduced consumer spending, low economic growth, lower residential and commercial real estate prices, substantial increases in delinquencies on consumer debt, the relatively low availability of credit and ineffective central bank monetary policies.
Stressed conditions, volatility and disruptions in global capital markets, particular markets or financial asset classes could adversely affect our investment portfolio. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets has moderated, the rate of recovery from the U.S. recession has been below historic averages, and the pace of recovery in many foreign markets is lagging that of the U.S. In addition, events in the U.S. or foreign markets, such as the United Kingdom’s June 2016 referendum in which they voted to leave the EU, can impact the global economy and capital markets. The impact of such events is difficult to predict.
In the years since the financial crisis, the central banks of most developed countries have pursued highly accommodative monetary policies. Higher volatility and less certainty in capital markets may result as the U.S. Federal Reserve, through the Federal Open Market Committee, raises interest rates and as global monetary policies diverge.
General economic conditions could adversely affect us by impacting consumer behavior and pressuring investment results. Consumer behavior changes may include decreased demand for our products; for example, if consumers purchase fewer automobiles, sales of auto insurance may decline. Also, if consumers become more cost conscious, they may choose lower levels of auto and homeowners insurance. In addition, holders of interest-sensitive life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds. Investment results could be adversely affected as deteriorating financial and business conditions affect the issuers of the securities in the investment portfolio.
A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, our liquidity, access to and cost of borrowing, results of operations and financial condition
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. Rating agencies continuously review our financial performance and condition. They could downgrade or change the outlook on our ratings due to a change in the statutory capital of one of our insurance companies, a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating, an increase in the perceived risk of our investment portfolio, a reduced confidence in management or our business strategy, as well as a number of other considerations that may or may not be under our control. The insurance financial strength ratings of Allstate Insurance Company, Allstate Life Insurance Company, Allstate Assurance Company and The Allstate Corporation’s senior debt ratings from A.M. Best, S&P Global Ratings and Moody’s are subject to continuous review and the retention of current ratings cannot be assured. A downgrade in any of these ratings could have a material effect on our sales, competitiveness, the marketability of our product offerings, liquidity, access to and cost of borrowing, results of operations and financial condition.
Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective on December 22, 2017, resulting in a permanent reduction in the federal corporate income tax rate from 35% to 21%. Ratings agencies and regulators are reviewing their methodologies and may implement changes that could impact the amount of required capital to be maintained.
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms
In periods of extreme volatility and disruption in the capital and credit markets, liquidity and credit capacity may be severely restricted. In such circumstances, our ability to obtain capital to fund operating expenses, financing costs, capital expenditures or acquisitions may be limited, and the cost of any such capital may be significant. Our access to additional financing depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and in such case, we may not be able to successfully obtain additional financing on favorable terms.
We may be required to recognize impairments in the value of our goodwill, which may adversely affect our results of operations and financial condition
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill is evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value, attributed equity, of a reporting unit to its estimated fair value. Market declines or other events impacting the fair value of a reporting unit could result in a goodwill impairment, resulting in a charge to income. Such a charge could

20 www.allstate.com

Part I - Item 1A. Risk Factors and Other Disclosures 2017 Form 10-K

have an adverse effect on our results of operations or financial condition.
The realization of deferred tax assets is subject to uncertainty
The realization of our deferred tax assets, net of valuation allowance, if any, is based on the assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.
The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations
The Allstate Corporation is a holding company with no significant operations. Its principal assets are the stock of its subsidiaries and its directly held short-term cash portfolio. Its liabilities include debt and pension and other postretirement benefit obligations related to Allstate Insurance Company employees. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 16 of the consolidated financial statements. The limitations are based on statutory income and surplus. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of the subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including the ability to pay dividends to shareholders, service debt or complete share repurchase programs in the timeframe expected.
Management views enterprise economic capital as a combination of statutory surplus and invested assets at the parent holding company level. Deterioration in statutory surplus or earnings, from developments such as catastrophe losses, or changes in market conditions or interest rates, could adversely affect holding company liquidity by impacting the amount of dividends from subsidiaries or the utilization of invested assets at the holding company to increase statutory surplus or for other corporate purposes.
Following the reduction in the tax rate related to the Tax Legislation, the NAIC may revise the methodology for calculating the risk-based capital (“RBC”) ratios of insurance companies and increase the amount of capital and reserves insurance companies are required to hold.  If such potential revision of the NAIC’s RBC ratio methodology would result in a reduction in the RBC ratio of our insurance subsidiaries, they may be required to hold additional capital and reserves.  Although we do not expect that such potential revisions would impact our current dividend plans, any increase in the amount of capital or reserves our insurance subsidiaries are required to hold could reduce the amount of dividends such subsidiaries are able to distribute to the holding company.  Any reduction in the RBC ratios of our insurance subsidiaries could also adversely affect their financial strength ratings.

Our ability to pay dividends or repurchase stock is subject to limitations under terms of certain of our securities
Subject to certain limited exceptions, during any dividend period while our preferred stock is outstanding, unless the full preferred stock dividends for the preceding dividend period have been declared and paid or declared and a sum sufficient for the payment thereof has been set aside and any declared but unpaid preferred stock dividends for any prior period have been paid, we may not repurchase or pay dividends on common stock. If and when dividends on preferred stock have not been declared and paid in full for at least six quarterly dividend periods, the authorized number of directors then constituting the board of directors will be increased by two, to be elected by the holders of preferred stock together with the holders of all other affected classes and series of voting parity stock, voting as a single class, subject to certain conditions.
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
Investment Risks
Our investment portfolios are subject to market risk and declines in credit quality, which may adversely affect investment income and cause realized and unrealized losses
We continually reevaluate investment management strategies since we are subject to the risk of loss due to adverse changes in interest rates, credit spreads, equity prices and currency exchange rates. Such adverse changes may occur due to changes in monetary policy and the economic climate, the liquidity of a market or market segment, investor return expectations and/or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness. The performance and value of our investment portfolios are also subject to market risk related to investments in real estate, loans and securities collateralized by real estate. Moreover, some of our investment strategies target individual investments with unique risks that are less highly correlated with broad market risks. Although we expect these investments to increase total portfolio returns over time, their performance may vary from and under-perform relative to the market.

The Allstate Corporation 21

2017 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

Our investment portfolios are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening of the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities and loans above the risk-free rate, typically referenced as the yield on U.S. Treasury securities, that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary in response to the market’s perception of risk and liquidity in a specific issuer or specific sector. Additionally, credit spreads are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments varies with liquidity and other conditions that may impact derivative and bond markets. Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolio that would result in realized and unrealized losses. The concentration of our investment portfolios in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition.
A decline in market interest rates or credit spreads could have an adverse effect on investment income as we invest cash in new investments that may earn less than the portfolio’s average yield. In a low interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. Sustained low interest rates could also lead to purchases of longer-term or riskier assets in order to obtain adequate investment yields, which could also result in a duration gap when compared to the duration of liabilities. Alternatively, longer-term assets may be sold and reinvested in shorter-term assets that may have lower yields in anticipation of rising interest rates. An increase in market interest rates or credit spreads could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Declining equity markets and/or increases in interest rates or credit spreads could also cause the value of the investments in our pension plans to decrease. Declines in interest rates could cause the funding ratio to decline and the value of the obligations for our pension and postretirement plans to increase. These factors could decrease the funded status of our pension and postretirement plans, increasing the likelihood or magnitude of future benefit expense and contributions. This could also reduce the accumulated other comprehensive income (“AOCI”) component of shareholders’ equity.
The amount and timing of net investment income from our performance-based investments, which primarily includes limited partnership interests, can fluctuate significantly as a result of the underlying investments’ performance. Additionally, the timing of capital contributions and distributions depends on particular events, schedules for making distributions, and cash needs related to the investments. As a result, the amount of net investment income recognized and cash contributed to or received from these investments can vary substantially from quarter to quarter. Significant volatility or market downturns could adversely impact net investment income, valuation and returns on these investments.
The determination of the amount of realized capital losses recorded for impairments of our investments is subjective and could materially impact our results of operations and financial condition
The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our ongoing evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations. The assessment of whether other-than-temporary impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value. Our conclusions on such assessments are judgmental and include assumptions and projections of future cash flows and price recovery which may ultimately prove to be incorrect as assumptions, facts and circumstances change. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.
The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our results of operations and financial condition
In determining fair values, we principally use the market approach which utilizes market transaction data for the same or similar instruments. The degree of judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets may differ from the actual amount received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets’ fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes and related life and annuity DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, is reflected as a component of AOCI in shareholders’ equity. Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.
Changes in market interest rates or performance-based investment returns may lead to a significant decrease in the profitability of our annuity business
Our ability to manage the in-force spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment returns and interest crediting rates. When market

22 www.allstate.com

Part I - Item 1A. Risk Factors and Other Disclosures 2017 Form 10-K

interest rates decrease or remain at low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield. However, these changes could be limited by regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields. Increases in market interest rates can have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. In addition, changes in market interest rates impact the valuation of derivatives embedded in equity-indexed annuity contracts that are not hedged, which could lead to volatility in net income. Additionally, the amount of net investment income from performance-based investments backing the immediate annuity liabilities can vary substantially from quarter to quarter. Significant volatility or market downturns could adversely impact net investment income, valuation and returns, and collectability of undistributed appreciation related to these investments. We also have certain international limited partnership investments that could be impacted by increased investment, economic, regulatory and legal risks, which could adversely affect our operating results.
Operational Risks
New or changing technologies, including those impacting personal transportation, could cause a disruption in our business model which may materially impact our results of operations and financial condition
We are investing in telematics and broadening the value proposition for the connected consumer as it relates to personal automobile transportation.
Our ability to adequately and effectively price our products and services is affected by, among other things, the evolving nature of consumer needs and preferences, using surcharges along with pricing discounts for both new business and renewal business, the market and competitors within the market who are moving to a broader use of telematics-based rate segmentation and changes in consumer demand due to improvements in telematics technology. Also, telematics on-board diagnostic devices have been identified as a potential means for an unauthorized person to connect with a vehicle’s computer system resulting in theft or damage, which could affect our ability to use these technologies successfully.
If we are not effective in anticipating the impact on our business of changing technology, including automotive technology, our ability to successfully operate may be impaired.  Our business could also be affected by potential technological changes, such as autonomous or partially autonomous vehicles or technologies that facilitate ride, car or home sharing.

Such changes could disrupt the demand for products from current customers, create coverage issues or impact the frequency or severity of losses, or reduce the size of the automobile insurance market, causing our auto insurance business to decline. Since auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other insurers and more adversely affected by trends that could decrease auto insurance rates or reduce demand for auto insurance over time. We may not be able to respond effectively to these changes, which could have a material effect on our results of operations and financial condition.
The failure in cyber or other information security, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impairment of our ability to conduct business effectively
We depend heavily on computer systems, mathematical algorithms and data to perform necessary business functions. We collect, use, store or transmit an increasingly large amount of confidential, proprietary, and other information (including personal information of customers, claimants or employees) in connection with the operation of our business. Despite our implementation of a variety of security measures, we are increasingly exposed to the risk that our computer systems could be subject to cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. We have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Events such as these could jeopardize the information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. These risks may increase in the future as we continue to expand internet and mobile strategies, develop additional remote connectivity solutions to serve our employees and customers, and build and maintain an integrated digital enterprise.
Third parties to whom we outsource certain of our functions are also subject to these risks. While we review and assess our third party providers’ cybersecurity controls, as appropriate, and make changes to our business processes to manage these risks, we cannot assure that our attempts to keep such information confidential will always be successful.
Personal information, as described above, is subject to an increasing number of federal, state, local and international laws and regulations regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions and fines, litigation, or public statements against us by consumer advocacy groups or others, and could cause our employees and

The Allstate Corporation 23

2017 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

customers to lose trust in us, which could have an adverse effect on our reputation and business.
We continually enhance our cyber and information security in order to be resilient against emerging threats and improve our ability to detect and respond to attempts to gain unauthorized access to our data and systems.  From time to time, the Company and the Audit Committee engage independent advisors to assess and consult on cybersecurity matters. We also perform an on-going and continuous assessment of the quality of our program and identify opportunities to strengthen our cybersecurity controls.  However, due to the increasing frequency and sophistication of such cyberattacks and changes in technology, there can be no assurance that a cyberattack will not take place with negative consequences, including an adverse effect to our business, results of operations and financial condition.
The occurrence of a disaster, such as a natural catastrophe, pandemic, industrial accident, blackout, terrorist attack, war, cyberattack, computer virus, insider threat, unanticipated problems with our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised.
We also have business process and information technology operations in Canada, Northern Ireland, India and the United Kingdom that are subject to operating, regulatory and political risks in those countries. Any of these may result in our incurring substantial costs and other negative consequences, including an adverse effect on our business, results of operations and financial condition.
A large-scale pandemic, the continued threat or occurrence of terrorism or military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and results of operations
A large-scale pandemic, the continued threat or occurrence of terrorism, within the U.S. and abroad, or military and other actions, and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the U.S., Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large-scale pandemic or the continued threat of terrorism. Additionally, a large-scale pandemic or terrorist act could have a material effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.
Loss of key vendor relationships or failure of a vendor to protect our data, confidential and proprietary information, or personal information of our customers, claimants or employees could affect our operations
We rely on services and products provided by many vendors in the U.S. and abroad. These include, for example, vendors of computer hardware and software, and vendors and/or outsourcing of services such as claim adjustment services, human resource benefits management services and investment management services. In the event that any vendor suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect our confidential, proprietary, and other information (including personal information of customers, claimants or employees), we may suffer operational impairments and financial losses.
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
We may be subject to claims by third parties for patent, trademark or copyright infringement or breach of usage rights. Any such claims and any resulting litigation could result in significant expense and liability. If third party providers or we are found to have infringed a third-party intellectual property right, either of us could be enjoined from providing certain products or services or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work-around. Any of these scenarios could have a material effect on our business and results of operations.
Regulatory and Legal Risks
A regulatory environment that requires rate increases to be approved and that can dictate underwriting practices and mandate participation in loss sharing arrangements may adversely affect our results of operations and financial condition
From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if our loss ratio compares favorably to that of the industry, state or provincial regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or challenge or otherwise delay our

24 www.allstate.com

Part I - Item 1A. Risk Factors and Other Disclosures 2017 Form 10-K

efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory challenges to rate increases. Such challenges affect our ability to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. Moreover, our ability to purchase reinsurance required to reduce catastrophe risk in designated areas may be dependent upon the ability to adjust rates for its cost. If we are unsuccessful, our results of operations could be negatively impacted.
In addition, certain states have enacted laws that require an insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. Certain states also require the insurer to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Alternatively, as the facilities recognize a financial deficit, they could have the ability to assess participating insurers, adversely affecting our results of operations and financial condition. Laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance there, except pursuant to a plan that is approved by the state insurance department. Additionally, certain states require an insurer to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our results of operations and financial condition could be adversely affected by any of these factors.
Regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business
The federal government has enacted comprehensive regulatory reforms for financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, certain reforms are applicable to the insurance industry.
In recent years, the state insurance regulatory framework has come under public scrutiny. Members of Congress have discussed proposals to provide for federal chartering of insurance companies. The Federal Insurance Office (“FIO”) and Financial Stability Oversight Council (“FSOC”) were also established. If the FSOC were to determine that Allstate is a “systemically important” nonbank financial company, Allstate would be subject to regulation by the Federal Reserve Board. We can make no assurances regarding the potential impact of state or federal measures that change the nature or scope of insurance and financial regulation.
In 2016, the U.S. Department of Labor (“DOL”) issued a rule that expands the range of activities that would be considered to be “investment advice” and establishes a new framework for determining whether a person is a fiduciary when selling mutual funds, variable and indexed annuities, or variable life products in connection with an IRA or employee benefit plan covered under ERISA. See the Regulation section, Broker-Dealers, Investment Advisors and Investment Companies, for additional information.
Such regulatory reforms, additional legislative or regulatory requirements and any further stringent enforcement of existing regulations may make it more expensive for us to conduct business and limit our ability to grow or to achieve profitability.
Changes in tax laws may affect our operations, decrease sales and profitability of products and adversely affect our financial condition
The Tax Legislation contains numerous changes, including a permanent reduction of the corporate income tax rate from 35% to 21% beginning January 1, 2018, and a change to the international system of taxation to a modified territorial system. While we believe the overall effect of the Tax Legislation may have a positive impact on us and our customers, it also includes changes to the income tax basis for the amortization periods for deferred acquisition costs, the computation of insurance tax reserves, deductibility of certain corporate expenses and rules relating to the dividends received deduction that, when taken separately, will not be beneficial to us.
Under current federal and state income tax law, certain products, primarily life insurance, receive beneficial tax treatment. This favorable treatment may give some products a competitive advantage over noninsurance products. Congress and various state legislatures occasionally consider legislation that could reduce or eliminate the beneficial policyholder tax treatment currently applicable to life insurance. Congress and state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for some products by making them less competitive. Such proposals, if adopted, could impact the demand for certain of our life insurance products that offer income tax deferrals and may have a material effect on our profitability and financial condition and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.
We may not be able to mitigate the capital impact associated with statutory reserving and capital requirements, potentially resulting in a need to increase prices, reduce sales of certain products, and/or accept a return on equity below original levels assumed in pricing
Regulatory capital and reserving requirements affect the amount of capital required to be maintained by our life insurance companies.  Changes to capital or reserving requirements or regulatory interpretations may result in additional capital held in our life insurance companies. To support statutory reserves for certain life insurance products, we currently utilize reinsurance and captive reserve financing solutions for

The Allstate Corporation 25

2017 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

financing a portion of our statutory reserve requirements deemed to be non-economic. Changes to capital or reserving requirements or an inability to continue existing financing as a result of market conditions or otherwise could require us to increase prices, reduce our sales of certain products, and/or accept a return on equity below original levels assumed in pricing.
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our results of operations and financial condition
Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Our life insurance business involves products that remain in force for extended time periods. Accordingly, we may be required to adopt new guidance or interpretations, including those that relate to products which remain in force for extended time periods and were designed and issued in contemplation of a different accounting framework, which may have a material effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.
Our policyholders and shareholders make decisions in part based on an evaluation of our reported financial condition, results of operations as well as the stability and predictability of those conditions and results. Potential accounting changes that retroactively affect long-duration insurance contracts and require more market-based measurements may introduce substantial variability and may unfavorably impact our reported financial condition and results of operations as well as their stability and predictability. The potential impacts of a retroactive accounting change applied to long-duration insurance contracts could be pervasive and may unfavorably impact policyholder and shareholder assessments of our financial condition and results of operations.
Losses from legal and regulatory actions may be material to our results of operations, cash flows and financial condition
We are involved in various legal actions, including class action litigation challenging a range of company practices and coverage provided by our insurance products, some of which involve claims for substantial or indeterminate amounts. We are also involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies. In the event of an unfavorable outcome in any of these matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our results of operations, cash flows and financial condition. The aggregate estimate of the range of reasonably possible loss in excess of the amount accrued, if any, disclosed in Note 14 of the consolidated financial statements is not an indication of expected loss, if any.
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth
As insurance companies, broker-dealers, investment advisers, investment companies and other types of companies, many of our subsidiaries are subject to extensive laws and regulations that are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital, and additional limits on our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the DOL, the U.S. Department of Justice and the National Labor Relations Board. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight.
In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment. There is also a risk that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective. This would necessitate changes to our practices that may adversely impact our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities that we issue. These laws and regulations may limit our ability to grow or to improve the profitability of our business.
Our participation in certain state industry pools and facilities subjects us to the risk that reimbursement for qualifying claims and claims expenses may not be received, which could have a material effect on our results of operations and financial condition
We have exposure associated with the Michigan Catastrophic Claim Association (“MCCA”), a state-mandated indemnification mechanism for personal injury protection losses that exceed a retention level which is adjusted upward every other MCCA fiscal year based on a formula. We also have exposure associated with the New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”) which provides reimbursement to insurers for certain qualifying medical benefits portion of personal injury protection coverage paid in excess of certain levels. We also have exposure associated with the North Carolina

26 www.allstate.com

Part I - Item 1A. Risk Factors and Other Disclosures 2017 Form 10-K

Reinsurance Facility (“NCRF”), which provides automobile liability insurance to drivers that insurers are not otherwise willing to insure. The MCCA and NCRF are currently operating with a statutory surplus deficit. Our reinsurance recoverable on paid and unpaid claims from the MCCA, PLIGA and NCRF was $5.26 billion, $493 million and $86 million, respectively, as of December 31, 2017.
The MCCA is funded by annually assessing participating member companies actively writing motor vehicle coverage in Michigan on a per vehicle basis. The MCCA’s calculation of the annual assessment is based upon the total of members’ actuarially determined present value of expected payments on lifetime claims by all persons expected to be catastrophically injured in that year, its operating expenses and adjustments for the amount of excesses or deficiencies in prior assessments. The MCCA reimburses all current and former member companies (whether or not actively writing motor vehicle coverage in Michigan) for qualifying claims and claims expenses incurred while the member companies were actively writing the mandatory personal injury protection coverage in Michigan.
The MCCA’s annual assessments have been sufficient to fund current operations and member companies’ reimbursements to date since inception, but they have not resulted in sufficient pre-funding of its ultimate obligation to reimburse all expected future billings from member companies for reimbursement of their ultimate qualifying claims. There is no method by which insurers are able to obtain the benefit of managed care programs to reduce claims costs through the MCCA. Member companies actively writing automobile coverage in Michigan include the MCCA annual assessments in determining the level of premiums to charge insureds in the state.
The MCCA has a statutory accounting permitted practice that has been granted by the Michigan Department of Insurance to discount its liabilities for loss and loss adjustment expense. As of June 30, 2017, the date of the most recent statutory financial reports, the permitted practice reduced the MCCA’s accumulated deficit of $48.71 billion by $46.08 billion to $2.63 billion. Calculation of the pre-funding shortfall is dependent on actuarial estimates and investment funding decisions. The MCCA is not pursing economic actions approved by the Michigan Department of Insurance that may eliminate the accumulated deficit. As of December 31, 2016, our auto market share in Michigan was 8.6%.
Technological changes such as autonomous or partially autonomous vehicles or technologies that facilitate ride sharing could significantly impact the number of vehicles in use or the extent of customer needs for vehicle insurance. Although the timing and extent of the technology changes and their impact on the numbers of motor vehicle insurance policies and the extent of their coverage in Michigan are uncertain, these changes may result in a diminished number of insured vehicles over which MCCA assessments can be recovered. If this occurs, we may not be able to recover all of the MCCA’s assessments through our insurance premiums collected from our insureds. Consequently, we may experience increased costs to operate our business. Moreover, the MCCA may not be able to sufficiently assess member companies annually to fund its obligation to reimburse its ultimate obligation to all member companies for qualifying claims and claims expenses. Our inability to recover MCCA annual assessments from insureds or obtain reimbursement for the payment of covered claims ultimately reimbursable by the MCCA could have a material effect on our results of operations and financial condition.
Impacts from the Covered Agreement may involve changes in state insurance laws that may adversely affect our results of operations and financial condition
Existing laws in 15 states require some form of collateral to be posted for the benefit of the ceding insurer when an assuming reinsurer is not domiciled in the ceding company’s state of domicile. In the remaining states, laws governing reinsurance typically require an assuming reinsurer to post an amount of collateral, based on an independently determined financial strength rating and other factors including whether a particular reinsurer has achieved certified status. Under Dodd-Frank, a Covered Agreement may pre-empt state insurance laws that are inconsistent with its terms. The Covered Agreement signed by the U.S. and EU provides states with five years from the date of signature to conform their laws with its terms to avoid preemption. The Covered Agreement between the U.S. and EU could eliminate the requirement for all EU reinsurers that meet certain minimum requirements to post collateral. The elimination of existing collateral requirements could adversely affect our results of operations and financial condition if reinsurers fail to pay our reinsurance billings.
Strategic Risks
Our future growth and profitability are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive
Many of our primary competitors have well-established national reputations and market similar products. In addition, the insurance industry consistently attracts well-capitalized new entrants to the market.
We have invested in growth strategies by utilizing unique customer value propositions for each of our brands, differentiated product offerings and distinctive advertising campaigns. If we are unsuccessful in generating new business, retaining a sufficient number of customers, retaining or acquiring key relationships or renewing contracts within our voluntary benefits or protection plan businesses, our ability to maintain or increase premiums written or the ability to sell our products could be adversely impacted. In addition, if we experience unexpected increases in underlying costs, such as the frequency or severity of claims costs, it could result in decreases in profitability and lead to price increases. This, in turn, could negatively impact our competitive position leading to a decline in new and renewal business. Further, many of our

The Allstate Corporation 27

2017 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

competitors are also using data analytics to improve pricing accuracy, be more targeted in marketing, strengthen customer relationships and provide more customized services. They may obtain a competitive advantage if they are able to use data analytics more effectively than we currently do.
Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively within our industry, or that competitive pressures will not have a material effect on our business, results of operations or financial condition. This includes competition for producers such as exclusive and independent agents and their licensed sales professionals. Growth and retention may be materially affected if we are unable to attract and retain these producers or if the producers are unable to attract and retain their licensed sales professionals or customers. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets.
Our ability to successfully operate may also be impaired if we are not effective in developing the talent and skills of our human resources, attracting and assimilating new executive talent into our organization, retaining experienced and qualified employees or deploying human resource talent consistently with our business goals.
The potential benefits of our sophisticated risk segmentation process may not be fully realized
Sophisticated pricing and underwriting methods have allowed us to offer competitive pricing to attract and retain more customers while continuing to operate profitably. However, because many of our competitors seek to adopt underwriting criteria and sophisticated pricing models similar to those we use, our competitive advantage could decline or be lost. Further, the review of such pricing models by regulators and special interest groups may require changes to such models. In addition, competitive pressures could force us to modify these sophisticated pricing models. Furthermore, we cannot be assured that these sophisticated pricing models will accurately reflect the level of losses that we will ultimately incur.
Acquisitions or divestitures of businesses may not produce anticipated benefits resulting in operating difficulties, unforeseen liabilities or asset impairments, which may adversely affect our results of operations and financial condition
The ability to achieve certain anticipated financial benefits from the acquisition of SquareTrade Holding Company, Inc. or other businesses depends in part upon our ability to successfully grow the businesses consistent with our anticipated acquisition economics. Our financial results could be adversely affected by unanticipated performance issues, unforeseen liabilities, transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnifications. In addition, acquired businesses may not perform as projected, cost savings anticipated from the acquisition may not materialize, and costs associated with the integration may be greater than anticipated. This may result in the company not achieving returns on its investment at the level projected at acquisition. We also may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as through reinsurance, guarantees or other financial arrangements, following the transaction. Nonperformance or decline in the financial strength ratings by those divested businesses could affect our future financial results through an increase in policy lapses, decreased future premiums, additional payment obligations, higher costs or asset write-downs. We reinsure life insurance and payout annuity business from Lincoln Benefit Life Company (“LBL”). Premiums and contract charges assumed from LBL totaled $720 million in 2017. A decline in LBL’s financial strength ratings could adversely affect our results of operations by decreasing future premiums.
Reducing our concentration in spread-based business and exiting certain distribution channels may adversely affect annuity reported results
We have been reducing our concentration in spread-based business since 2008 and discontinued offering fixed annuities effective January 1, 2014. We also exited the independent master brokerage agencies and structured settlement annuity brokers distribution channels in 2013 and sold LBL on April 1, 2014. The reduction in sales of these products has and will continue to reduce investment portfolio levels. It may also affect the settlement of contract benefits including sales of assets with unrealized capital losses and affect insurance reserves deficiency testing.

28 www.allstate.com

Part I - Item 1A. Risk Factors and Other Disclosures 2017 Form 10-K

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our home office complex is owned and located in Northbrook, Illinois. As of December 31, 2017, the home office complex consists of several buildings totaling 1.9 million square feet of office space on a 186-acre site.
We also operate from approximately 500 administrative, data processing, claims handling and other support facilities in North America. In addition to our home office facilities, 1.3 million square feet are owned and 6.0 million square feet are leased. Outside North America, we lease three properties in Northern Ireland comprising approximately 165,000 square feet. We also have two leased facilities in India for approximately 250,000 square feet and two leased facilities in London for 3,385 square feet.
The locations where Allstate exclusive agencies operate in the U.S. are normally leased by the agencies.

Item 3.  Legal Proceedings
Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 14 of the consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.

The Allstate Corporation 29

2017 Form 10-K

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of January 31, 2018, there were 75,863 holders of record of The Allstate Corporation’s common stock. The principal market for the common stock is the New York Stock Exchange but it is also listed on the Chicago Stock Exchange. Set forth below are the high, low and closing prices of the New York Stock Exchange Composite listing, and cash dividends declared for the common stock during 2017 and 2016.

Common stock high and low New York Stock Exchange Composite listing prices and cash dividends declared
	2017				2016
	High	Low	Close	Dividends Declared	High	Low	Close	Dividends Declared
First quarter	$83.09	$73.04	$81.49	$0.37	$67.92	$56.03	$67.37	$0.33
Second quarter	90.74	79.09	88.44	0.37	69.95	64.36	69.95	0.33
Third quarter	95.25	85.59	91.91	0.37	70.38	67.24	69.18	0.33
Fourth quarter	105.36	90.62	104.71	0.37	74.77	66.55	74.12	0.33
The payment of dividends by Allstate Insurance Company (“AIC”) to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending December 31, 2017, AIC paid dividends of $1.56 billion. Based on the greater of 2017 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2018 is $2.87 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities are also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.
Common stock performance graph
The following performance graph compares the cumulative total shareholder return on Allstate Common Stock for a five-year period (December 31, 2012 to December 31, 2017) with the cumulative total return of the S&P Property and Casualty Insurance Index (S&P P/C) and the S&P’s 500 stock index.

Value at each year-end of $100 initial investment made on December 31, 2012
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Allstate	$100.00	$138.26	$180.93	$163.00	$198.05	$283.74
S&P P/C	$100.00	$138.13	$159.42	$174.29	$201.30	$245.90
S&P 500	$100.00	$132.04	$149.89	$151.94	$169.82	$206.49

30 www.allstate.com

2017 Form 10-K

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
October 1, 2017 - October 31, 2017
Open Market Purchases	1,796,030	$92.8883	1,789,717
November 1, 2017 - November 30, 2017
Open Market Purchases	2,028,067	99.3560	1,512,700
December 1, 2017 - December 31, 2017
ASR Agreement (2)	2,487,805	—	2,487,805
Open Market Purchases	473,424	98.0832	70,000
Total	6,785,326		5,860,222	$1.27 billion

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

October: 6,313
November: 515,367
December: 124

(2)
On December 8, 2017, Allstate entered into an accelerated share repurchase agreement (“ASR Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”), to purchase $300 million of our outstanding shares of common stock. In exchange for an upfront payment of $300 million, Morgan Stanley initially delivered 2,487,805 shares to Allstate. This ASR agreement settled on January 5, 2018, and we repurchased a total of 2.92 million shares at an average price of $102.8811.

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

The Allstate Corporation 31

2017 Form 10-K

Item 6.  Selected Financial Data

5-year summary of selected financial data
($ in millions, except per share data and ratios)	2017	2016	2015	2014	2013
Consolidated Operating Results
Insurance premiums and contract charges	$34,678	$33,582	$32,467	$31,086	$29,970
Net investment income	3,401	3,042	3,156	3,459	3,943
Realized capital gains and losses	445	(90)	30	694	594
Total revenues	38,524	36,534	35,653	35,239	34,507
Net income applicable to common shareholders	3,073	1,761	2,055	2,746	2,263
Net income applicable to common shareholders per common share:
Net income applicable to common shareholders per common share - Basic	8.49	4.72	5.12	6.37	4.87
Net income applicable to common shareholders per common share - Diluted	8.36	4.67	5.05	6.27	4.81
Cash dividends declared per common share	1.48	1.32	1.20	1.12	1.00
Consolidated Financial Position
Investments	$82,803	$81,799	$77,758	$81,113	$81,155
Total assets (1)	112,422	108,610	104,656	108,479	123,460
Reserves for claims and claims expense, life-contingent contract benefits and contractholder funds	58,308	57,749	57,411	57,832	58,547
Long-term debt	6,350	6,347	5,124	5,140	6,141
Shareholders’ equity	22,551	20,573	20,025	22,304	21,480
Shareholders’ equity per diluted common share	57.58	50.77	47.34	48.24	45.31

(1)	As of December 31, 2013, total assets include $11.98 billion of investments that were classified as held for sale relating to the sale of Lincoln Benefit Life Company.

32 www.allstate.com

2017 Form 10-K

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Allstate Corporation 33

2017 Form 10-K

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
In fourth quarter 2017, we changed from four to seven reportable segments. These segments align with our key product and service offerings and reflect the manner in which our chief operating decision maker reviews performance and makes decisions about the allocation of resources. To conform to the current year presentation, certain amounts in the prior years’ financial information have been updated to reflect changes in reportable segments. For additional information on the changes in reportable segments, see Notes 1, 2 and 4 of the consolidated financial statements.
The most important factors we monitor to evaluate the financial condition and performance for our reportable segments and the Company include:

•
Allstate Protection: premium, policies in force (“PIF”), new business sales, policy retention, price changes, claim frequency and severity, catastrophes, loss ratio, expenses, underwriting results, and relative competitive position.

•	Service Businesses: revenues, premium written, PIF, adjusted net income and net income.

•	Allstate Life: premiums and contract charges, new business sales, PIF, benefit spread, expenses, adjusted net income and net income.

•	Allstate Benefits: premiums, new business sales, PIF, benefit ratio, expenses, adjusted net income and net income.

•	Allstate Annuities: investment spread, asset-liability matching, contract benefits, expenses, adjusted net income, net income and invested assets.

•
Investments: exposure to market risk, asset allocation, credit quality/experience, total return, net investment income, cash flows, realized capital gains and losses, unrealized capital gains and losses, stability of long-term returns, and asset and liability duration.

•	Financial condition: liquidity, parent holding company deployable assets, financial strength ratings, operating leverage, debt levels, book value per share and return on equity.

Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Discontinued Lines and Coverages segments and adjusted net income for the Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other segments.
Underwriting income is calculated as premiums earned, less claims and claims expense (“losses”), amortization of DAC, operating costs and expenses and restructuring and related charges, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. Underwriting income is reconciled to net income applicable to common shareholders in the Property-Liability Results section of Management’s Discussion and Analysis (“MD&A”).
Adjusted net income is net income applicable to common shareholders, excluding:

•  Realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in adjusted net income

• Valuation changes on embedded derivatives not hedged, after-tax
• Amortization of DAC and DSI, to the extent they resulted from the recognition of certain realized capital gains and losses or valuation changes on embedded derivatives not hedged, after-tax
• Business combination expenses and the amortization of purchased intangible assets, after-tax
• Gain (loss) on disposition of operations, after-tax
• Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years

Adjusted net income is reconciled to net income applicable to common shareholders in the Service Businesses, Allstate Life, Allstate Benefits and Allstate Annuities Segment sections of MD&A.

34 www.allstate.com

2017 Form 10-K

2017 Highlights

Consolidated Net Income
($ in billions)

2017 vs. 2016 - Increase was primarily due to higher Allstate Protection insurance premiums, a tax benefit from the Tax Legislation, net realized capital gains in 2017 compared to net realized capital losses in 2016, higher net investment income, lower claims and claims expense, partially offset by higher catastrophe losses. The Property-Liability combined ratio was 93.6 in 2017 compared to 96.0 in 2016.
2016 vs. 2015 - Decrease was primarily due to higher claims and claims expense and catastrophe losses, net realized capital losses in 2016 compared to net realized capital gains in 2015 and lower net investment income, partially offset by higher Allstate Protection insurance premiums.

Total Revenue
($ in billions)

2017 vs. 2016 - Increase was primarily due to higher Allstate Protection insurance premiums, net realized capital gains in 2017 compared to net realized capital losses in 2016, higher net investment income and the acquisition of SquareTrade.

2016 vs. 2015 - Increase was primarily due to higher Allstate Protection insurance premiums and life and annuity premiums and contract charges, partially offset by net realized capital losses in 2016 compared to net realized capital gains in 2015 and lower net investment income.

Net Investment Income
($ in billions)

2017 vs. 2016 - 2017 benefited from strong performance-based results, primarily from limited partnerships, an increase in invested assets and stable market-based yields, partially offset by higher employee-related expenses. Limited partnership income reflects continued growth of our performance-based portfolio and included asset appreciation and sales of underlying investments.

2016 vs. 2015 - Decrease was primarily due to lower fixed income yields resulting from lower market yields and portfolio repositioning (including both the 2015 maturity profile shortening in the portfolio supporting annuity liabilities and the shift to performance-based investments).

Segment Highlights
Allstate Protection underwriting income totaled $2.11 billion in 2017, a 59.1% increase from $1.33 billion in 2016, primarily due to increased premiums earned, higher favorable prior year reserve reestimates and lower loss costs, partially offset by higher catastrophe losses.
Service Businesses adjusted net loss was $59 million in 2017 compared to adjusted net income of $3 million in 2016. The loss in 2017 was primarily due to investments in Arity’s research and development, strategic investments in SquareTrade and Allstate Roadside Services, a SquareTrade restructuring charge and Hurricane Harvey’s impacts on Allstate Dealer Services. Premiums written totaled $1.09 billion in 2017, an increase of 54.3% from $709 million in 2016, primarily due to the acquisition of SquareTrade.
Allstate Life adjusted net income was $253 million in 2017 compared to $247 million in 2016. The increase was primarily due to higher premiums and contract charges, partially offset by higher contract benefits and operating costs and expenses. Premiums and contract charges totaled $1.28 billion in 2017, an increase of 2.4% from $1.25 billion in 2016.
Allstate Benefits adjusted net income was $95 million in 2017 compared to $100 million in 2016. The decrease was primarily due to higher contract benefits and operating costs and expenses, partially offset by higher premiums and contract charges. Premiums and contract charges totaled $1.08 billion in 2017, an increase of 7.2% from $1.01 billion in 2016.
Allstate Annuities adjusted net income was $204 million in 2017 compared to $101 million in 2016. The increase was primarily due to higher net investment income, lower interest credited to contractholder funds and lower contract benefits. Net investment income increased 10.5% to $1.31 billion in 2017 from $1.18 billion in 2016.

The Allstate Corporation 35

2017 Form 10-K

Tax Reform On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. The Law changed the international system of taxation to a modified territorial system. The Tax Legislation resulted in a revaluation of Allstate’s deferred tax assets and liabilities and the recognition of a transition tax liability for non-U.S. income from international subsidiaries, resulting in a $506 million reduction to income tax expense or a $1.38 per share benefit to earnings per common share for the year ended December 31, 2017. The impact of Tax Legislation is excluded from adjusted net income when evaluating segment performance.
We anticipate an effective tax rate between 19% and 20% for 2018. The actual effective tax rate in 2018 may differ from our estimate. The reduced applicable tax rate is expected to result in overall lower tax expense beginning in 2018, a portion of which will be used to accelerate growth investments and improve the employee value propositions. For a more detailed discussion of the Tax Legislation, see Note 15 of the consolidated financial statements.

Other Financial Highlights
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $57.58 as of December 31, 2017, an increase of 13.4% from $50.77 as of December 31, 2016.
Investments totaled $82.80 billion as of December 31, 2017, increasing from $81.80 billion as of December 31, 2016.
Return on average common shareholders’ equity For the twelve months ended December 31, 2017, return on the average of beginning and ending period common shareholders’ equity of 15.5% increased by 6.0 points from 9.5% for the twelve months ended December 31, 2016.
Shareholders’ equity As of December 31, 2017, shareholders’ equity was $22.55 billion. This total included $1.95 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.
SquareTrade Acquisition On January 3, 2017, we acquired SquareTrade, a consumer product protection plan provider that distributes through many of America’s major retailers and Europe’s mobile operators, for $1.4 billion in cash. SquareTrade provides consumer electronic and appliance protection plans, covering products including TVs, smartphones and computers. This acquisition broadens Allstate’s unique product offerings to better meet consumers’ needs.
Pension settlement loss During 2017, the Company’s qualified employee pension plan 2017 lump sum payments exceeded a threshold of service and interest cost, which resulted in a pension settlement loss of $122 million, pre-tax, and was recorded as part of operating costs and expenses in the Corporate and Other segment.
Goodwill impairment In conjunction with the adoption of new reportable segments in fourth quarter 2017, we recognized goodwill impairment of $125 million for goodwill allocated to the Allstate Annuities reporting unit. The impairment was recorded within the Corporate and Other segment.

36 www.allstate.com

2017 Form 10-K

Consolidated Net Income
($ in millions)	2017	2016	2015
Revenues
Property and casualty insurance premiums	$32,300	$31,307	$30,309
Life premiums and contract charges	2,378	2,275	2,158
Net investment income	3,401	3,042	3,156
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(146)	(313)	(452)
OTTI losses reclassified to (from) other comprehensive income	(4)	10	36
Net OTTI losses recognized in earnings	(150)	(303)	(416)
Sales and other realized capital gains and losses	595	213	446
Total realized capital gains and losses	445	(90)	30
Total revenues	38,524	36,534	35,653

Costs and expenses
Property and casualty insurance claims and claims expense	(21,929)	(22,221)	(21,034)
Life contract benefits	(1,923)	(1,857)	(1,803)
Interest credited to contractholder funds	(690)	(726)	(761)
Amortization of deferred policy acquisition costs	(4,784)	(4,550)	(4,364)
Operating costs and expenses	(4,658)	(4,106)	(4,081)
Restructuring and related charges	(109)	(30)	(39)
Goodwill impairment	(125)	—	—
Interest expense	(335)	(295)	(292)
Total costs and expenses	(34,553)	(33,785)	(32,374)

Gain on disposition of operations	20	5	3
Income tax expense (1)	(802)	(877)	(1,111)
Net income	3,189	1,877	2,171

Preferred stock dividends	(116)	(116)	(116)
Net income applicable to common shareholders	$3,073	$1,761	$2,055

(1)
2017 results include a Tax Legislation benefit of $506 million. For further information on the impacts of the Tax Legislation, see Note 15 of the consolidated financial statements. 2017 results also include a tax benefit of $63 million related to the adoption of the new accounting standard for share-based payments on January 1, 2017. For a description of these changes, see Note 2 of the consolidated financial statements.

The Allstate Corporation 37

2017 Form 10-K Property-Liability

Property-Liability Operations
Overview Our Property-Liability operations consist of two reportable segments: Allstate Protection and Discontinued Lines and Coverages. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.
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
The table below includes GAAP operating ratios we use to measure our profitability. We believe that they enhance an investor’s understanding of our profitability. They are calculated as follows:

•	Loss ratio - the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.

•	Expense ratio - the ratio of amortization of DAC, operating costs and expenses, and restructuring and related charges to premiums earned.

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

•
Effect of catastrophe losses on combined ratio - the ratio of catastrophe losses included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates of catastrophe losses.

•
Effect of prior year reserve reestimates on combined ratio - the ratio of prior year reserve reestimates included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates of catastrophe losses.

•
Effect of amortization of purchased intangible assets on combined ratio - the ratio of amortization of purchased intangible assets to premiums earned. Amortization of purchased intangible assets is reported in operating costs and expenses on the Consolidated Statements of Operations.

•	Effect of restructuring and related charges on combined ratio - the ratio of restructuring and related charges to premiums earned.

•
Effect of Discontinued Lines and Coverages on combined ratio - the ratio of claims and claims expense and operating costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio is equal to the Property-Liability combined ratio.

38 www.allstate.com

Property-Liability 2017 Form 10-K

Summarized financial data
($ in millions, except ratios)	2017	2016	2015
Premiums written	$31,648	$30,891	$30,115

Revenues
Premiums earned	$31,433	$30,727	$29,748
Net investment income	1,478	1,253	1,226
Realized capital gains and losses	401	(6)	(237)
Total revenues	33,312	31,974	30,737

Costs and expenses
Claims and claims expense	(21,566)	(21,968)	(20,771)
Amortization of DAC	(4,205)	(4,053)	(3,933)
Operating costs and expenses	(3,559)	(3,457)	(3,440)
Restructuring and related charges	(91)	(29)	(38)
Total costs and expenses	(29,421)	(29,507)	(28,182)

Gain on disposition of operations (1)	14	—	—
Income tax expense (2)	(1,318)	(806)	(867)
Net income applicable to common shareholders	$2,587	$1,661	$1,688

Underwriting income	$2,012	$1,220	$1,566
Net investment income	1,478	1,253	1,226
Income tax expense on operations (2)	(1,119)	(812)	(922)
Realized capital gains and losses, after-tax	272	—	(154)
Gain on disposition of operations, after-tax (1)	9	—	—
Change in accounting for investments in qualified affordable housing projects	—	—	(28)
Tax Legislation expense	(65)	—	—
Net income applicable to common shareholders	$2,587	$1,661	$1,688

Catastrophe losses (3)	$3,228	$2,571	$1,719

Operating ratios
Claims and claims expense ratio	68.6	71.5	69.8
Expense ratio	25.0	24.5	24.9
Combined ratio	93.6	96.0	94.7
Effect of catastrophe losses on combined ratio	10.3	8.4	5.8
Effect of prior year reserve reestimates on combined ratio (4)	(1.6)	(0.1)	0.3
Effect of amortization of purchased intangible assets on combined ratio	—	0.1	0.1
Effect of restructuring and related charges on combined ratio	0.3	0.1	0.1
Effect of Discontinued Lines and Coverages on combined ratio	0.3	0.3	0.2

(1)	2017 results represent the conclusion of a contractual arrangement related to the sale of Sterling Collision Centers, Inc. in 2014.

(2)	2017 results include a tax benefit of $62 million related to the adoption of the new accounting standard for share-based payments on January 1, 2017.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $18 million favorable, $6 million unfavorable and $15 million favorable in 2017, 2016 and 2015, respectively, and had no effect on the combined ratio for all periods presented.

(4)	Prior year reserve reestimates totaled $505 million favorable, $21 million favorable and $79 million unfavorable in 2017, 2016 and 2015, respectively.

The Allstate Corporation 39

2017 Form 10-K Property-Liability

Net investment income increased 18.0% or $225 million to $1.48 billion in 2017 from $1.25 billion in 2016 after increasing 2.2% in 2016 compared to 2015. The 2017 increase benefited from strong performance-based results, primarily from limited partnerships, an increase in invested assets and stable market-based yields, partially offset by higher employee-related expenses. Limited partnership income included asset appreciation and sales of underlying investments. The 2016 increase was primarily due to higher equity dividends and higher limited partnership income.

Net investment income
	For the years ended December 31,
($ in millions)	2017	2016	2015
Fixed income securities	$909	$870	$873
Equity securities	122	95	81
Mortgage loans	12	11	15
Limited partnership interests	432	269	262
Short-term investments	17	9	6
Other	100	89	75
Investment income, before expense	1,592	1,343	1,312
Investment expense (1)	(114)	(90)	(86)
Net investment income	$1,478	$1,253	$1,226

(1)
Investment expense includes $22 million, $19 million and $14 million of investee level expenses in 2017, 2016 and 2015, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

Realized capital gains and losses in 2017 primarily related to net gains on sales, as well as gains from valuation changes in public securities held in certain limited partnerships, partially offset by impairment and change in intent write-downs, and derivative valuation losses. Realized capital gains and losses in 2016 primarily related to impairment and change in intent write-downs, offset by net gains on sales.

Realized capital gains and losses
	For the years ended December 31,
($ in millions)	2017	2016	2015
Impairment write-downs	$(56)	$(130)	$(132)
Change in intent write-downs	(44)	(56)	(156)
Net other-than-temporary impairment losses recognized in earnings	(100)	(186)	(288)
Sales and other	531	185	85
Valuation and settlements of derivative instruments	(30)	(5)	(34)
Realized capital gains and losses, pre-tax	401	(6)	(237)
Income tax (expense) benefit	(129)	6	83
Realized capital gains and losses, after-tax	$272	$—	$(154)

40 www.allstate.com

Allstate Protection 2017 Form 10-K

Allstate Protection Segment
We principally offer consumer private passenger auto, homeowners, and other personal lines insurance products through agencies and directly through contact centers and the internet. Our strategy is to position our product offerings and distribution channels to meet customers’ evolving needs and effectively address the risks they face. For additional information on our strategy and outlook, see Part I, Item 1. Business - Segment information.

Underwriting results
	For the years ended December 31,
($ in millions)	2017	2016	2015
Premiums written	$31,648	$30,888	$30,115
Premiums earned	$31,433	$30,727	$29,748
Claims and claims expense	(21,470)	(21,863)	(20,718)
Amortization of DAC	(4,205)	(4,053)	(3,933)
Other costs and expenses	(3,556)	(3,455)	(3,438)
Restructuring and related charges	(91)	(29)	(38)
Underwriting income	$2,111	$1,327	$1,621
Catastrophe losses	$3,228	$2,571	$1,719

Underwriting income (loss) by line of business
Auto	$1,298	$156	$23
Homeowners	658	1,075	1,431
Other personal lines (1)	124	160	175
Commercial lines	(19)	(110)	(40)
Other business lines (2)	51	53	40
Answer Financial	(1)	(7)	(8)
Underwriting income	$2,111	$1,327	$1,621

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)
Other business lines primarily include Ivantage, a general agency for Allstate exclusive agencies. Ivantage provides agencies a solution for their customers when coverage through Allstate brand underwritten products is not available.

Changes in underwriting results from prior year by component and by line of business (1)
	For the years ended December 31,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
($ in millions)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Underwriting income (loss) - prior year	$156	$23	$1,075	$1,431	$160	$175	$(110)	$(40)	$1,327	$1,621
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	614	854	53	121	50	8	(11)	(4)	706	979
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	623	(500)	(46)	14	(29)	26	51	(6)	599	(468)
Catastrophe losses, excluding reserve reestimates	(150)	(321)	(526)	(443)	(12)	(58)	7	(9)	(681)	(831)
Non-catastrophe reserve reestimates	328	193	89	13	(5)	27	39	(60)	451	175
Catastrophe reserve reestimates	7	(8)	18	(13)	(5)	—	4	—	24	(21)
Losses subtotal	808	(636)	(465)	(429)	(51)	(5)	101	(75)	393	(1,145)
(Increase) decrease expenses	(280)	(85)	(5)	(48)	(35)	(18)	1	9	(315)	(128)
Underwriting income (loss)	$1,298	$156	$658	$1,075	$124	$160	$(19)	$(110)	$2,111	$1,327
(1) The 2017 column presents changes in 2017 compared to 2016. The 2016 column presents changes in 2016 compared to 2015.
(2) Includes other business lines underwriting income of $51 million and $53 million in 2017 and 2016, respectively, and Answer Financial underwriting loss of $1 million and $7 million in 2017 and 2016, respectively.

The Allstate Corporation 41

2017 Form 10-K Allstate Protection

Underwriting income totaled $2.11 billion in 2017, a 59.1% increase from $1.33 billion in 2016, primarily due to increased premiums earned, lower loss costs and higher favorable prior year reserve reestimates, partially offset by higher catastrophe losses. Underwriting income totaled $1.33 billion in 2016, an 18.1% decrease from $1.62 billion in 2015, primarily due to higher catastrophe losses and rising loss costs, partially offset by increased premiums earned.
Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position.

Premiums written and earned by line of business
	For the years ended December 31,
($ in millions)	2017	2016	2015
Premiums written
Auto	$22,042	$21,425	$20,662
Homeowners	7,350	7,240	7,238
Other personal lines	1,768	1,724	1,699
Subtotal – Personal lines	31,160	30,389	29,599
Commercial lines	488	499	516
Total premiums written	$31,648	$30,888	$30,115
Reconciliation of premiums written to premiums earned:
Increase in unearned premiums	(258)	(181)	(253)
Other	43	20	(114)
Total premiums earned	$31,433	$30,727	$29,748

Auto	$21,878	$21,264	$20,410
Homeowners	7,310	7,257	7,136
Other personal lines	1,750	1,700	1,692
Subtotal – Personal lines	30,938	30,221	29,238
Commercial lines	495	506	510
Total premiums earned	$31,433	$30,727	$29,748
Auto insurance premiums written totaled $22.04 billion in 2017, a 2.9% increase from $21.43 billion in 2016, following a 3.7% increase in 2016 from $20.66 billion in 2015.
Homeowners insurance premiums written totaled $7.35 billion in 2017, a 1.5% increase from $7.24 billion in 2016, while 2016 was comparable to 2015. Excluding the cost of catastrophe reinsurance, which is recorded as a reduction to premiums, premiums written increased 0.8% in 2017 compared to 2016. For a more detailed discussion on reinsurance, see the Claims and Claims Expense Reserves section of the MD&A and Note 10 of the consolidated financial statements.

Unearned premium balance and the time frame in which we expect to recognize these premiums as earned
($ in millions)	as of December 31,		% earned after
	2017	2016	Three months	Six months	Nine months	Twelve months
Allstate brand:
Auto	$5,344	$5,134	71.3%	96.7%	99.2%	100.0%
Homeowners	3,745	3,682	43.4%	75.5%	94.2%	100.0%
Other personal lines	895	868	43.4%	75.4%	94.2%	100.0%
Commercial lines	246	253	44.1%	75.3%	93.9%	100.0%
Total Allstate brand	10,230	9,937	58.2%	86.7%	96.8%	100.0%
Esurance brand:
Auto	404	399	74.3%	99.0%	99.8%	100.0%
Homeowners	42	31	43.4%	75.6%	94.2%	100.0%
Other personal lines	2	2	43.5%	75.5%	94.2%	100.0%
Total Esurance brand	448	432	71.3%	96.7%	99.2%	100.0%
Encompass brand:
Auto	275	298	44.1%	75.9%	94.2%	100.0%
Homeowners	216	241	44.2%	76.1%	94.3%	100.0%
Other personal lines	44	50	44.4%	76.1%	94.3%	100.0%
Total Encompass brand	535	589	44.2%	76.0%	94.3%	100.0%
Allstate Protection unearned premiums	$11,213	$10,958	58.0%	86.6%	96.8%	100.0%
42 www.allstate.com

Allstate Protection 2017 Form 10-K

Combined ratios by line of business
	For the years ended December 31,
	Loss ratio (1)			Expense ratio (1)			Combined ratio
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Auto	68.9	74.7	74.7	25.2	24.6	25.2	94.1	99.3	99.9
Homeowners	67.2	61.3	56.3	23.8	23.9	23.6	91.0	85.2	79.9
Other personal lines	64.0	62.9	62.9	28.9	27.7	26.8	92.9	90.6	89.7
Commercial lines	75.5	93.9	78.4	28.3	27.8	29.4	103.8	121.7	107.8
Total	68.3	71.2	69.7	25.0	24.5	24.9	93.3	95.7	94.6

(1)	Ratios are calculated using the premiums earned for the respective line of business.

Loss ratios by line of business
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of catastrophe losses included in prior year reserve reestimates on combined ratio
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Auto	68.9	74.7	74.7	3.3	2.7	1.2	(2.2)	(0.7)	0.1	(0.1)	—	(0.1)
Homeowners	67.2	61.3	56.3	31.2	24.4	18.4	(1.8)	(0.3)	(0.4)	(0.1)	0.2	—
Other personal lines	64.0	62.9	62.9	11.9	11.3	7.9	0.1	(0.5)	1.1	0.2	(0.1)	(0.1)
Commercial lines	75.5	93.9	78.4	4.8	6.9	5.1	3.8	12.2	0.4	0.2	1.0	1.0
Total	68.3	71.2	69.7	10.3	8.4	5.8	(1.9)	(0.4)	0.1	(0.1)	—	—
Catastrophe losses were $3.23 billion in 2017 compared to $2.57 billion in 2016 and $1.72 billion in 2015. We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms and freezes, tornadoes, hailstorms, wildfires, tropical storms, tsunamis, hurricanes, earthquakes and volcanoes. We are also exposed to man-made catastrophic events, such as certain types of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be reliably predicted.

Catastrophe losses in 2017 by the size of event
($ in millions)	Number of Events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	2	1.8%	$806	25.0%	2.6	$403
$101 million to $250 million	4	3.6	719	22.3	2.3	180
$50 million to $100 million	8	7.2	574	17.8	1.8	72
Less than $50 million	97	87.4	1,147	35.5	3.7	12
Total	111	100.0%	3,246	100.6	10.4	29
Prior year reserve reestimates			(18)	(0.6)	(0.1)
Total catastrophe losses			$3,228	100.0%	10.3

Catastrophe losses by the type of event
	For the years ended December 31,
($ in millions)	Number of events	2017	Number of events	2016	Number of events	2015
Hurricanes/Tropical storms	3	$613	2	$156	1	$21
Tornadoes	3	100	2	7	2	152
Wind/Hail	93	1,973	72	2,255	72	1,274
Wildfires	10	536	8	92	6	51
Other events	2	24	2	55	4	236
Prior year reserve reestimates		(18)		6		(15)
Total catastrophe losses	111	$3,228	86	$2,571	85	$1,719

The Allstate Corporation 43

2017 Form 10-K Allstate Protection

Catastrophe management
Historical catastrophe experience    For the last ten years, the average annual impact of catastrophes on our loss ratio was 8.7 points, but it has varied from 4.5 points to 14.7 points. The average annual impact of catastrophes on the homeowners loss ratio for the last ten years was 33.5 points. Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes, limited by our participation in various state facilities. For further discussion of these facilities, see Note 14 of the consolidated financial statements. However, the impact of these actions may be diminished by the growth in insured values, and the effect of state insurance laws and regulations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.
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

•
In 2016, we began to write a limited number of homeowners policies in select areas of California. We continue to renew current policyholders and allow replacement policies for existing customers who buy a new home, or change their residence to rental property. Additionally, we write homeowners coverage through North Light Specialty Insurance Company (“NorthLight”), which includes earthquake coverage (other than fire following earthquakes) that is currently ceded via quota share reinsurance.

•	In certain states, we have been ceding wind exposure related to insured property located in wind pool eligible areas.

•
Starting in the second quarter of 2017, we are writing a limited number of homeowners policies in select areas of Florida and focusing on existing customers who replace their currently-insured home with an acceptable property. Encompass withdrew from property lines in Florida in 2009.

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

•
Designed a homeowners new business offering available in 41 states, Allstate House and Home®, that provides options of coverage for roof damage, including graduated coverage and pricing based on roof type and age.

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
Earthquakes    We do not offer earthquake coverage in most states. We retain approximately 26,000 PIF with earthquake coverage, primarily in Kentucky, due to regulatory and other reasons. We purchase reinsurance in Kentucky and enter into arrangements in many states to make earthquake coverage available through non-proprietary insurers.
We continue to have exposure to earthquake risk on certain policies that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate policyholders in California are offered coverage through the CEA, a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 14 of the consolidated financial statements. While North Light writes property policies in California, which can include

44 www.allstate.com

Allstate Protection 2017 Form 10-K

earthquake coverage, this coverage is 100% ceded via quota share reinsurance.
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
Expense ratio for Allstate Protection increased 0.5 points in 2017 compared to 2016.

Expense ratios by line of business
	For the years ended December 31,
	2017	2016	2015
Auto	25.2	24.6	25.2
Homeowners	23.8	23.9	23.6
Other personal lines	28.9	27.7	26.8
Commercial lines	28.3	27.8	29.4
Total expense ratio	25.0	24.5	24.9

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
	2017	2016	2015
Amortization of DAC	13.4	13.2	13.2
Advertising expense	2.2	2.5	2.5
Amortization of purchased intangible assets	—	0.1	0.2
Other costs and expenses	9.1	8.6	8.9
Restructuring and related charges	0.3	0.1	0.1
Total expense ratio	25.0	24.5	24.9
Deferred Acquisition Costs    We establish a DAC asset for costs that are related directly to the successful acquisition of new or renewal insurance policies, principally agents’ remuneration and premium taxes. DAC is amortized to income over the period in which premiums are earned.

DAC balance as of December 31 by product type
($ in millions)	2017	2016
Auto	$789	$738
Homeowners	558	540
Other personal lines	132	122
Commercial lines	31	32
Total DAC	$1,510	$1,432

The Allstate Corporation 45

2017 Form 10-K Allstate Protection

The following table presents premiums written, PIF and underwriting income (loss), by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection for the year ended December 31, 2017. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios, are discussed in the brand sections below.

Premiums written, policies in force and underwriting income (loss)
($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total
Auto	$19,859	68.7%	$1,641	95.0%	$542	52.4%	$22,042	69.7%
Homeowners	6,865	23.8	79	4.6	406	39.2	7,350	23.2
Other personal lines	1,673	5.8	8	0.4	87	8.4	1,768	5.6
Commercial lines	488	1.7	—	—	—	—	488	1.5
Total	$28,885	100.0%	$1,728	100.0%	$1,035	100.0%	$31,648	100.0%

Percent to total Allstate Protection		91.2%		5.5%		3.3%

PIF (thousands)
Auto	19,580	65.0%	1,352	91.6%	530	61.0%	21,462	66.1%
Homeowners	6,088	20.2	79	5.4	254	29.2	6,421	19.8
Other personal lines	4,223	14.0	44	3.0	85	9.8	4,352	13.4
Commercial lines	245	0.8	—	—	—	—	245	0.7
Total	30,136	100.0%	1,475	100.0%	869	100.0%	32,480	100.0%

Percent to total Allstate Protection		92.8%		4.5%		2.7%

Underwriting income (loss)
Auto	$1,331	60.5%	$(37)	66.1%	$4	(12.1)%	$1,298	61.5%
Homeowners	725	33.0	(20)	35.7	(47)	142.4	658	31.2
Other personal lines	113	5.1	1	(1.8)	10	(30.3)	124	5.9
Commercial lines	(19)	(0.9)	—	—	—	—	(19)	(0.9)
Other business lines	51	2.3	—	—	—	—	51	2.4
Answer Financial	—	—	—	—	—	—	(1)	(0.1)
Total	$2,201	100.0%	$(56)	100.0%	$(33)	100.0%	$2,111	100.0%
When analyzing premium measures and statistics for all three brands the following calculations are used as described below.

•	PIF: Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

•
New issued applications: Item counts of automobile or homeowner insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate Protection brand. Allstate brand includes automobiles added by existing customers when they exceed the number allowed (currently 10) on a policy.

•
Average premium-gross written (“average premium”):  Gross premiums written divided by issued item count. Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals. Average premiums represent the appropriate policy term for each line. Allstate and Esurance brand policy terms are 6 months for auto and 12 months for homeowners. Encompass brand policy terms are 12 months for auto and homeowners.

•
Renewal ratio:  Renewal policies issued during the period, based on contract effective dates, divided by the total policies issued 6 months prior for auto (generally 12 months prior for Encompass brand) or 12 months prior for homeowners.

46 www.allstate.com

Allstate Protection: Allstate brand 2017 Form 10-K

Allstate brand products are sold primarily through Allstate exclusive agencies and serve customers who prefer local personalized advice and service and are brand-sensitive. In 2017, the Allstate brand represented 91.2% of the Allstate Protection segment’s written premium. For additional information on our strategy and outlook, see Part I, Item 1. Business - Segment information.

Underwriting results
	For the years ended December 31,
($ in millions)	2017	2016	2015
Premiums written	$28,885	$28,059	$27,258
Premiums earned	$28,631	$27,865	$26,891
Claims and claims expense	(19,352)	(19,750)	(18,593)
Amortization of DAC	(3,963)	(3,791)	(3,659)
Other costs and expenses	(3,032)	(2,840)	(2,783)
Restructuring and related charges	(83)	(27)	(37)
Underwriting income	$2,201	$1,457	$1,819
Catastrophe losses	$2,985	$2,424	$1,594

Underwriting income (loss) by line of business
Auto	$1,331	$250	$204
Homeowners	725	1,098	1,418
Other personal lines (1)	113	166	197
Commercial lines	(19)	(110)	(40)
Other business lines (2)	51	53	40
Underwriting income	$2,201	$1,457	$1,819

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)	Other business lines primarily include Ivantage.

Changes in underwriting results from prior year by component (1)
	For the years ended December 31,
($ in millions)	2017	2016
Underwriting income (loss) - prior year	$1,457	$1,819
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	766	974
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	506	(495)
Catastrophe losses, excluding reserve reestimates	(583)	(810)
Non-catastrophe reserve reestimates	453	168
Catastrophe reserve reestimates	22	(20)
Losses subtotal - loss	398	(1,157)
(Increase) decrease expenses	(420)	(179)
Underwriting income (loss)	$2,201	$1,457
(1) The 2017 column presents changes in 2017 compared to 2016. The 2016 column presents changes in 2016 compared to 2015.
Underwriting income totaled $2.20 billion in 2017, a 51.1% increase from $1.46 billion in 2016, primarily due to increased premiums earned, lower claim frequency and higher favorable prior year reserve reestimates, partially offset by higher catastrophe losses and higher agent and employee-related compensation costs.

Underwriting income totaled $1.46 billion in 2016, a 19.9% decrease from $1.82 billion in 2015, primarily due to lower homeowners underwriting income resulting from higher catastrophe losses and higher commercial lines underwriting losses due to rising loss costs, partially offset by increased auto underwriting income as a result of rate actions.

The Allstate Corporation 47

2017 Form 10-K Allstate Protection: Allstate brand

Premiums written and earned by line of business
	For the years ended December 31,
($ in millions)	2017	2016	2015
Premiums written
Auto	$19,859	$19,209	$18,445
Homeowners	6,865	6,730	6,711
Other personal lines	1,673	1,621	1,586
Subtotal – Personal lines	28,397	27,560	26,742
Commercial lines	488	499	516
Total	$28,885	$28,059	$27,258
Premiums earned
Auto	$19,676	$19,031	$18,191
Homeowners	6,811	6,736	6,613
Other personal lines	1,649	1,592	1,577
Subtotal – Personal lines	28,136	27,359	26,381
Commercial lines	495	506	510
Total	$28,631	$27,865	$26,891

Auto premium measures and statistics
	2017		2016	2015
PIF (thousands)	19,580		19,742	20,326
New issued applications (thousands)	2,520		2,312	2,962
Average premium	$550		$523	$492
Renewal ratio (%)	87.6		87.8	88.6
Approved rate changes (1):
# of locations (2)	49		53	50
Total brand (%) (3)	4.0	(6)	7.2	5.3
Location specific (%) (4)(5)	6.0	(6)	8.1	7.6

(1)
Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in a location. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a location.

(2)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.

(3)	Represents the impact in the states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of total brand prior year-end premiums written.

(4)
Represents the impact in the states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of its respective total prior year-end premiums written in those same locations.

(5)
Based on historical premiums written in the locations noted above, rate changes approved for auto totaled $773 million, $1.33 billion, and $942 million in 2017, 2016 and 2015, respectively. Approximately 27% of the rate increases approved in 2017 are earned in 2017, with the remainder expected to be earned in 2018 and 2019.

(6)	Includes a rate increase in California in first and fourth quarter 2017. Excluding California, Allstate brand auto total brand and location specific rate changes were 2.7% and 4.7% in 2017.
Auto insurance premiums written totaled $19.86 billion in 2017, a 3.4% increase from $19.21 billion in 2016. Factors impacting premiums written were:

•
0.8% or 162 thousand decrease in PIF as of December 31, 2017 compared to December 31, 2016. The rate of PIF change compared to the prior year improved throughout 2017. Auto PIF increased in 18 states, including 3 of our largest 10 states, as of December 31, 2017 compared to December 31, 2016.

•
9.0% increase in new issued applications in 2017 compared to 2016. 38 states, including 9 of our largest 10 states, experienced increases in new issued applications in 2017 compared to 2016, with 20 states experiencing double digit increases.

•	5.2% increase in average premium in 2017 compared to 2016, primarily due to rate increases. Rate changes approved for auto do not assume customer choices such as non-renewal or changes in policy terms which might reduce future premiums.

•	0.2 point decrease in the renewal ratio in 2017 compared to 2016. 20 states, including 3 of our largest 10 states, experienced increases in the renewal ratio in 2017 compared to 2016.
Auto insurance premiums written totaled $19.21 billion in 2016, a 4.1% increase from $18.45 billion in 2015. Factors impacting premiums written were:

•
2.9% or 584 thousand decrease in PIF as of December 31, 2016 compared to December 31, 2015. Allstate brand auto PIF increased in 9 states, including 1 of our largest 10 states, as of December 31, 2016 compared to December 31, 2015.

•	21.9% decrease in new issued applications in 2016 compared to 2015. All of our largest 10 states experienced decreases in new issued applications in 2016 compared to 2015. New issued

48 www.allstate.com

Allstate Protection: Allstate brand 2017 Form 10-K

applications were relatively consistent throughout the year.

•
6.3% increase in average premium in 2016 compared to 2015, primarily due to rate increases. Approximately 61% of the change in rates approved for auto in 2016 were driven by the increases approved in our 10 largest states.

•	0.8 point decrease in the renewal ratio in 2016 compared to 2015. Of our largest 10 states, 9 experienced decreases in the renewal ratio in 2016 compared to 2015.

Homeowners premium measures and statistics
	2017	2016		2015
PIF (thousands)	6,088	6,120		6,174
New issued applications (thousands)	733	712		781
Average premium	$1,197	$1,177		$1,155
Renewal ratio (%)	87.3	87.8		88.5
Approved rate changes (1):
# of locations (2)	30	40		36
Total brand (%)	1.8	1.1	(4)	2.8
Location specific (%) (3)	3.7	2.2	(4)	5.0

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Allstate brand operates in 50 states, the District of Columbia, and 5 Canadian provinces.

(3)	Based on historical premiums written in the locations noted above, rate changes approved for homeowners totaled $122 million, $75 million and $190 million in 2017, 2016 and 2015, respectively.

(4)
Includes the impact of a rate decrease in California in first quarter 2016. Excluding California, Allstate brand homeowners total brand and location specific rate changes were 2.1% and 5.1% in 2016, respectively.

Homeowners insurance premiums written totaled $6.87 billion in 2017, a 2.0% increase from $6.73 billion in 2016. Factors impacting premiums written were:

•
0.5% or 32 thousand decrease in PIF as of December 31, 2017 compared to December 31, 2016. Allstate brand homeowners PIF increased in 20 states, including 4 of our largest 10 states, as of December 31, 2017 compared to December 31, 2016.

•	2.9% increase in new issued applications in 2017 compared to 2016. Of our largest 10 states, 6 experienced increases in new issued applications in 2017 compared to 2016.

•	1.7% increase in average premium in 2017 compared to 2016 primarily due to rate changes and increasing insured home valuations due to inflationary costs.

•	0.5 point decrease in the renewal ratio in 2017 compared to 2016. Of our largest 10 states, 1 experienced an increase in the renewal ratio in 2017 compared to 2016.

•
$52 million decrease in the cost of our catastrophe reinsurance program to $283 million in 2017 from $335 million in 2016. Catastrophe reinsurance premiums are recorded primarily in Allstate brand and are a reduction of premium.

Premiums written for Allstate’s House and Home product, our homeowners offering currently available in 41 of the 50 states we operate in, totaled $2.34 billion in 2017 compared to $1.89 billion in 2016.
Homeowners insurance premiums written totaled $6.73 billion in 2016, a 0.3% increase from $6.71 billion in 2015. Factors impacting premiums written were:

•	0.9% or 54 thousand decrease in PIF as of December 31, 2016 compared to December 31,

2015. Allstate brand homeowners PIF increased in 17 states, including 3 of our largest 10 states, as of December 31, 2016 compared to December 31, 2015.

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
Other personal lines premiums written totaled $1.67 billion in 2017, a 3.2% increase from $1.62 billion in 2016, following a 2.2% increase in 2016 from $1.59 billion in 2015. The increase in 2017 was primarily due to personal umbrella insurance premiums. The increase in 2016 was primarily due to increased average premium for condominium insurance, partially offset by a decreased volume of landlords insurance.
Commercial lines premiums written totaled $488 million in 2017, a 2.2% decrease from $499 million in 2016, following a 3.3% decrease in 2016 from $516 million in 2015. The decreases in 2017 and 2016 were driven by decreased new business and lower renewals due to profit improvement actions, partially offset by increased average premiums.

The Allstate Corporation 49

2017 Form 10-K Allstate Protection: Allstate brand

Combined ratios by line of business
	For the years ended December 31,
	Loss ratio (1)			Expense ratio (1)			Combined ratio
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Auto	68.1	74.5	74.5	25.1	24.2	24.4	93.2	98.7	98.9
Homeowners	66.2	61.0	55.6	23.2	22.7	23.0	89.4	83.7	78.6
Other personal lines	64.3	62.0	60.9	28.8	27.6	26.6	93.1	89.6	87.5
Commercial lines	75.5	93.9	78.4	28.3	27.8	29.4	103.8	121.7	107.8
Total	67.6	70.9	69.1	24.7	23.9	24.1	92.3	94.8	93.2

(1)	Ratios are calculated using the premiums earned for the respective line of business.

Loss ratios by line of business
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of catastrophe losses included in prior year reserve reestimates on combined ratio
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Auto	68.1	74.5	74.5	3.4	2.8	1.3	(2.5)	(0.7)	0.2	(0.1)	(0.1)	(0.1)
Homeowners	66.2	61.0	55.6	30.7	24.6	18.3	(1.9)	(0.3)	(0.3)	(0.1)	0.1	(0.1)
Other personal lines	64.3	62.0	60.9	12.2	11.8	8.1	0.7	(0.9)	0.5	0.2	(0.2)	(0.1)
Commercial lines	75.5	93.9	78.4	4.8	6.9	5.1	3.8	12.2	0.4	0.2	1.0	1.0
Total	67.6	70.9	69.1	10.4	8.7	5.9	(2.0)	(0.4)	0.1	—	—	(0.1)
Auto loss ratio decreased 6.4 points in 2017 compared to 2016, primarily due to increased premiums earned, lower claim frequency and higher favorable prior year reserve reestimates, partially offset by higher catastrophe losses and higher claim severity. Auto loss ratio in 2016 was comparable to 2015, primarily due to increased catastrophe losses and rising loss costs, offset by increased premiums earned and favorable prior year reserve reestimates.
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
We are continuing to aggressively seek new technology and process solutions to provide continued loss cost accuracy, efficient processing and enhanced customer experiences that are simple, fast and produce high degrees of satisfaction. For example, we have opened several Digital Operating Centers to handle auto claims countrywide utilizing our virtual estimation capabilities, which includes estimating damage through photos and video with the use of QuickFoto Claim® and Virtual AssistSM. These organizational and process changes have been beneficial to our operations as they are occurring, but frequency and severity statistics may be impacted as changes in claim opening and closing practices, if any, can impact comparisons to prior periods.

50 www.allstate.com

Allstate Protection: Allstate brand 2017 Form 10-K

Property damage paid claim frequency decreased 5.2% in 2017 compared to 2016, following an increase of 0.3% in 2016 from 2015. 42 states experienced a year over year decrease in property damage paid claim frequency in 2017 when compared to 2016. Property damage paid claim severities increased 4.5% in 2017 compared to 2016, following an increase of 4.1% in 2016 from 2015 due to higher costs to repair more sophisticated, newer model vehicles and increased volume of total losses.
Bodily injury gross claim frequency decreased 4.8% in 2017 compared to 2016 and increased 0.5% in 2016 compared to 2015. Bodily injury paid claim frequency decreased 17.4% while bodily injury paid claim severity increased 22.0% in 2017 compared to 2016. Claim process changes in the second half of 2016 related to enhanced documentation of injuries and related medical treatments are having a related impact on paid claim frequency and severity due to payment mix and claim closure patterns. These process changes are beginning to normalize and the related impacts on the percent change in paid claim frequency and severity have begun to moderate. Bodily injury paid claim frequency decreased 7.9% while bodily injury paid claim severity increased 4.7% in 2016 compared to 2015 and were also impacted by the claim process changes in the second half of 2016. Paid claim severity was impacted by increases in medical inflationary trends that were offset by improvements in loss cost management.
Homeowners loss ratio increased 5.2 points to 66.2 in 2017 from 61.0 in 2016, primarily due to higher catastrophe losses, partially offset by higher favorable prior year reserve reestimates and increased premiums earned. Paid claim frequency excluding catastrophe losses decreased 0.1% in 2017 compared to 2016. Paid claim severity excluding catastrophe losses increased 5.0% in 2017 compared to 2016. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the year. Homeowners loss ratio increased 5.4 points to 61.0 in 2016 from 55.6 in 2015, primarily due to higher catastrophe losses, partially offset by increases in premiums earned. Paid claim frequency excluding catastrophe losses decreased 4.3% in 2016 compared to 2015. Paid claim severity excluding catastrophe losses increased 0.9% in 2016 compared to 2015.
Other personal lines loss ratio increased 2.3 points in 2017 compared to 2016, primarily due to unfavorable prior year reserve reestimates, higher catastrophe losses and higher claim severity, partially offset by increased premiums earned. Other personal lines loss ratio increased 1.1 points in 2016 compared to 2015, primarily due to higher catastrophe losses, partially offset by favorable prior year reserve reestimates and increased premiums earned.
Commercial lines loss ratio decreased 18.4 points in 2017 compared to 2016, primarily due to lower unfavorable prior year reserve reestimates, lower claim frequency and lower catastrophe losses. Commercial lines loss ratio increased 15.5 points in 2016 compared to 2015, primarily due to higher unfavorable prior year reserve reestimates, higher claim severity and higher catastrophe losses.
Catastrophe losses were $2.99 billion in 2017 compared to $2.42 billion in 2016 and $1.59 billion in 2015.

Expense ratios by line of business
	For the years ended December 31,
	2017	2016	2015
Auto	25.1	24.2	24.4
Homeowners	23.2	22.7	23.0
Other personal lines	28.8	27.6	26.6
Commercial lines	28.3	27.8	29.4
Total expense ratio	24.7	23.9	24.1

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
	2017	2016	2015
Amortization of DAC	13.8	13.6	13.6
Advertising expense	2.0	2.1	2.1
Other costs and expenses	8.6	8.1	8.3
Restructuring and related charges	0.3	0.1	0.1
Total expense ratio	24.7	23.9	24.1
Expense ratio increased 0.8 points in 2017 compared to 2016, primarily due to higher agent and employee-related compensation costs and restructuring and related costs. Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in 2017 were higher than 2016.

Expense ratio decreased 0.2 point in 2016 compared to 2015. The decrease primarily related to expense spending reductions in professional services and lower compensation incentives earned by employees in 2016, partially offset by an increase in the amortization of acquisition costs. Allstate agency total incurred base commissions, variable compensation and bonuses in 2016 were higher than 2015.

The Allstate Corporation 51

2017 Form 10-K Allstate Protection: Esurance brand

Esurance brand products are sold directly to self-directed, brand-sensitive consumers online and through call centers. We manage the direct-to-customer business based on its profitability over the lifetime of the customer relationship. In 2017, the Esurance brand represented 5.5% of the Allstate Protection segment’s written premium. For additional information on our strategy and outlook, see Part I, Item 1. Business - Segment information.

Underwriting results
	For the years ended December 31,
($ in millions)	2017	2016	2015
Premiums written	$1,728	$1,689	$1,613
Premiums earned	$1,712	$1,660	$1,588
Claims and claims expense	(1,329)	(1,258)	(1,192)
Amortization of DAC	(41)	(41)	(40)
Other costs and expenses	(395)	(485)	(520)
Restructuring and related charges	(3)	—	—
Underwriting loss	$(56)	$(124)	$(164)
Catastrophe losses	$50	$36	$14

Underwriting income (loss) by line of business
Auto	$(37)	$(65)	$(145)
Homeowners	(20)	(59)	(19)
Other personal lines	1	—	—
Underwriting loss	$(56)	$(124)	$(164)

Changes in underwriting results from prior year by component (1)
	For the years ended December 31,
($ in millions)	2017	2016
Underwriting income (loss) - prior year	$(124)	$(164)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	52	72
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(37)	(47)
Catastrophe losses, excluding reserve reestimates	(15)	(23)
Non-catastrophe reserve reestimates	(20)	3
Catastrophe reserve reestimates	1	1
Losses subtotal	(71)	(66)
(Increase) decrease expenses	87	34
Underwriting income (loss)	$(56)	$(124)
(1) The 2017 column presents changes in 2017 compared to 2016. The 2016 column presents changes in 2016 compared to 2015.
Underwriting loss totaled $56 million in 2017, an improvement from $124 million in 2016, primarily due to increased premiums earned, decreased homeowners marketing and lower amortization of purchased intangible assets, partially offset by lower favorable prior year reserve reestimates and higher catastrophe losses.

Underwriting loss totaled $124 million in 2016, a 24.4% decrease from $164 million in 2015, primarily due to improved auto underwriting losses resulting from profit improvement actions, partially offset by an increase in homeowners underwriting losses due to higher advertising expenses related to homeowners expansion.

52 www.allstate.com

Allstate Protection: Esurance brand 2017 Form 10-K

Premiums written and earned by line of business
	For the years ended December 31,
($ in millions)	2017	2016	2015
Premiums written
Auto	$1,641	$1,625	$1,576
Homeowners	79	56	30
Other personal lines	8	8	7
Total	$1,728	$1,689	$1,613
Premiums earned
Auto	$1,636	$1,610	$1,562
Homeowners	68	42	19
Other personal lines	8	8	7
Total	$1,712	$1,660	$1,588

Auto premium measures and statistics
	2017	2016	2015
PIF (thousands)	1,352	1,391	1,415
New issued applications (thousands)	484	597	627
Average premium	$574	$547	$516
Renewal ratio (%)	81.5	79.4	79.5
Approved rate changes (1):
# of locations (2)	39	33	37
Total brand (%) (3)	5.0	4.2	7.1
Location specific (%) (4) (5)	5.7	6.1	9.3

(1)
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

(5)	Based on historical premiums written in the locations noted above, rate changes approved for auto totaled $81 million, $65 million and $106 million in 2017, 2016 and 2015, respectively.
Auto insurance premiums written totaled $1.64 billion in 2017, a 1.0% increase from $1.63 billion in 2016. Factors impacting premiums written were:

•	2.8% or 39 thousand decrease in PIF as of December 31, 2017 compared to December 31, 2016.

•	18.9% decrease in new issued applications in 2017 compared to 2016, primarily due to the impact of rate increases, decreased marketing activities and underwriting guideline changes.

•	4.9% increase in average premium in 2017 compared to 2016.

•	2.1 point increase in the renewal ratio in 2017 compared to 2016, primarily due to improved customer experience.

Auto insurance premiums written totaled $1.63 billion in 2016, a 3.1% increase from $1.58 billion in 2015. Factors impacting premiums written were:

•	1.7% or 24 thousand decrease in PIF as of December 31, 2016 compared to December 31, 2015.

•	4.8% decrease in new issued applications in 2016 compared to 2015 due to a decrease in marketing activities and the impact of rate increases.

•	6.0% increase in average premium in 2016 compared to 2015.

•	0.1 point decrease in the renewal ratio in 2016 compared to 2015 primarily due to continued pressure from rate actions.

The Allstate Corporation 53

2017 Form 10-K Allstate Protection: Esurance brand

Homeowners premium measures and statistics
	2017	2016	2015
PIF (thousands)	79	58	32
New issued applications (thousands)	34	37	28
Average premium	$917	$875	$833
Renewal ratio (%) (1)	85.5	82.6	81.9
Approved rate changes (2):
# of locations (3)	4	1	N/A
Total brand (%)	5.1	(0.5)	N/A
Location specific (%)	14.3	(10.0)	N/A

(1)
Esurance’s renewal ratios exclude the impact of risk related cancellations during the new business underwriting period. Customers can enter into a policy without a physical inspection. During the underwriting review period, a number of policies may be canceled if upon inspection the condition is unsatisfactory.

(2)	Rate changes were approved in 4 states, totaled $2.9 million in 2017. Rate changes were only approved in Texas in 2016. No rate changes were approved in 2015. N/A reflects not applicable.

(3)	Esurance brand operates in 31 states and 2 Canadian provinces.
Homeowners insurance premiums written totaled $79 million in 2017 compared to $56 million in 2016. Factors impacting premiums written were:

•	21 thousand increase in PIF as of December 31, 2017 compared to December 31, 2016.

•	3 thousand decrease in new issued applications in 2017 compared to 2016 due to reduced marketing activities.

•
4.8% increase in average premium in 2017 compared to 2016, primarily due to increased premium distribution in higher average premium states and rate changes. As of December 31, 2017, Esurance is writing homeowners insurance in 31 states with lower hurricane risk, contributing to lower average premium compared to the industry.
Homeowners insurance premiums written totaled $56 million in 2016 compared to $30 million in 2015. Factors impacting premiums written were:

•	26 thousand increase in PIF as of December 31, 2016 compared to December 31, 2015.

•	9 thousand increase in new issued applications in 2016 compared to 2015.

•	As of December 31, 2016, Esurance was writing homeowners insurance in 31 states with lower hurricane risk.

Combined ratios by line of business
	For the years ended December 31,
	Loss ratio (1)			Expense ratio (1)			Combined ratio
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Auto	77.5	75.8	75.3	24.8	28.2	34.0	102.3	104.0	109.3
Homeowners	83.8	78.6	63.2	45.6	161.9	136.8	129.4	240.5	200.0
Other personal lines	50.0	62.5	57.1	37.5	37.5	42.9	87.5	100.0	100.0
Total	77.6	75.8	75.1	25.7	31.7	35.2	103.3	107.5	110.3

(1)	Ratios are calculated using the premiums earned for the respective line of business.

Loss ratios by line of business
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of catastrophe losses included in prior year reserve reestimates on combined ratio
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Auto	77.5	75.8	75.3	2.1	1.5	0.7	0.1	(1.3)	(1.1)	—	—	—
Homeowners	83.8	78.6	63.2	23.5	28.6	15.8	(3.0)	—	—	(1.5)	—	—
Other personal lines	50.0	62.5	57.1	—	—	—	(12.5)	—	—	—	—	—
Total	77.6	75.8	75.1	2.9	2.2	0.9	(0.1)	(1.3)	(1.1)	(0.1)	—	0.1
Auto loss ratio increased 1.7 points in 2017 compared to 2016, primarily due to unfavorable prior year reserve reestimates in 2017 compared to favorable prior year reserve reestimates in 2016 and higher catastrophe losses. Auto loss ratio increased 0.5 points in 2016 compared to 2015, primarily due to higher claim frequency and catastrophe losses, partially offset by increases in premiums earned.
Catastrophe losses were $50 million in 2017 compared to $36 million in 2016 and $14 million in 2015.

54 www.allstate.com

Allstate Protection: Esurance brand 2017 Form 10-K

Expense ratios by line of business
	For the years ended December 31,
	2017	2016	2015
Auto	24.8	28.2	34.0
Homeowners	45.6	161.9	136.8
Other personal lines	37.5	37.5	42.9
Total expense ratio	25.7	31.7	35.2

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
	2017	2016	2015
Amortization of DAC	2.4	2.5	2.5
Advertising expense	8.3	11.2	12.6
Amortization of purchased intangible assets	0.2	1.4	2.2
Other costs and expenses	14.6	16.6	17.9
Restructuring and related charges	0.2	—	—
Total expense ratio	25.7	31.7	35.2
Expense ratio decreased 6.0 points in 2017 compared to 2016. Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance advertising expense ratio decreased 2.9 points in 2017 compared to 2016, primarily due to reductions in homeowners marketing. Other costs and expenses, including salaries of phone sales personnel and other underwriting costs related to customer acquisition, were lower in 2017 compared to 2016 due to the implementation of process efficiencies. Expense ratio includes amortization of purchased intangible assets from the original acquisition in 2011. Starting in 2017, the portion of the remaining purchased intangible asset related to the Esurance brand name was classified as an infinite-lived intangible and is no longer being amortized, but instead tested for impairment on an annual basis.
We continue to review our advertising spend to ensure our acquisition costs meet our targeted returns. Esurance incurs substantially all of its acquisition costs in the year of policy inception. As a result, the Esurance expense ratio will be higher or lower depending on the advertising expenditures incurred related to our profitability actions. Esurance’s annual combined ratio is below 100, after the year of policy inception (in which substantially all acquisition costs are incurred), driven by pricing changes, customer mix and renewal experience.

Expense ratio decreased 3.5 points in 2016 compared to 2015. Esurance has continued to invest in growth, including offering a comprehensive suite of products such as homeowners, motorcycle and usage-based insurance as well as expanding into the Canadian market. Esurance advertising expense ratio decreased 1.4 points in 2016 compared to 2015 in conjunction with our profitability actions. Strategic reductions in marketing spending were made on auto while homeowners advertising spending was increased. Other costs and expenses, including salaries of phone sales personnel and other underwriting costs related to customer acquisition, were lower in 2016 than 2015.

The Allstate Corporation 55

2017 Form 10-K Allstate Protection: Encompass brand

Encompass products are sold through independent agencies that serve brand-neutral customers who prefer personal service and support from an independent agent. In 2017, the Encompass brand represented 3.3% of the Allstate Protection segment’s written premium. For additional information on our strategy and outlook, see Part I, Item 1. Business - Segment information.

Underwriting results
	For the years ended December 31,
($ in millions)	2017	2016	2015
Premiums written	$1,035	$1,140	$1,244
Premiums earned	$1,090	$1,202	$1,269
Claims and claims expense	(789)	(855)	(933)
Amortization of DAC	(201)	(221)	(234)
Other costs and expenses	(128)	(124)	(127)
Restructuring and related charges	(5)	(1)	(1)
Underwriting (loss) income	$(33)	$1	$(26)
Catastrophe losses	$193	$111	$111

Underwriting income (loss) by line of business
Auto	$4	$(29)	$(36)
Homeowners	(47)	36	32
Other personal lines	10	(6)	(22)
Underwriting (loss) income	$(33)	$1	$(26)

Changes in underwriting results from prior year by component (1)
	For the years ended December 31,
($ in millions)	2017	2016
Underwriting income (loss) - prior year	$1	$(26)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	(112)	(67)
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	130	74
Catastrophe losses, excluding reserve reestimates	(83)	2
Non-catastrophe reserve reestimates	18	4
Catastrophe reserve reestimates	1	(2)
Losses subtotal	66	78
(Increase) decrease expenses	12	16
Underwriting (loss) income	$(33)	$1
(1) The 2017 column presents changes in 2017 compared to 2016. The 2016 column presents changes in 2016 compared to 2015.
Underwriting loss totaled $33 million in 2017 compared to underwriting income of $1 million in 2016, primarily due to higher homeowners catastrophe losses, partially offset by improved auto loss costs. Underwriting income totaled $1 million in 2016, an improvement from an underwriting loss of $26 million in 2015, primarily due to lower underwriting losses on other personal lines and auto and higher underwriting income on homeowners resulting from lower loss costs and expenses.

56 www.allstate.com

Allstate Protection: Encompass brand 2017 Form 10-K

Premiums written and earned by line of business
	For the years ended December 31,
($ in millions)	2017	2016	2015
Premiums written
Auto	$542	$591	$641
Homeowners	406	454	497
Other personal lines	87	95	106
Total	$1,035	$1,140	$1,244
Premiums earned
Auto	$566	$623	$657
Homeowners	431	479	504
Other personal lines	93	100	108
Total	$1,090	$1,202	$1,269

Auto premium measures and statistics
	2017	2016	2015
PIF (thousands)	530	622	723
New issued applications (thousands)	52	54	82
Average premium	$1,079	$1,008	$945
Renewal ratio (%) (1)	73.0	74.4	77.3
Approved rate changes (2):
# of locations (3)	27	24	30
Total brand (%) (4)	6.2	10.5	9.4
Location specific (%) (5)(6)	7.8	14.3	11.1

(1)
Encompass announced a plan to exit business in Massachusetts in the second quarter of 2017 and previously announced a plan to exit business in North Carolina in the first half of 2016, which has impacted the renewal ratio. Excluding Massachusetts and North Carolina, the renewal ratios were 74.5 points in 2017 compared to 75.0 points in 2016.

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

(6)
Based on historical premiums written in the locations noted above, rate changes approved for auto totaled $37 million, $68 million and $63 million in 2017, 2016 and 2015, respectively. Approximately 20% of the rate increases approved in 2017 are expected to be earned in 2017, with the remainder expected to be earned in 2018 and 2019.

Auto insurance premiums written totaled $542 million in 2017, a 8.3% decrease from $591 million in 2016. Factors impacting premiums written were:

•	14.8% or 92 thousand decrease in PIF as of December 31, 2017 compared to December 31, 2016.

•	3.7% decrease in new issued applications in 2017 compared to 2016.

•	7.0% increase in average premium in 2017 compared to 2016.

•
1.4 point decrease in the renewal ratio in 2017 compared to 2016, primarily due to profit improvement actions taken, including exiting states with inadequate returns. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one product can contribute to declines in the other.
Auto insurance premiums written totaled $591 million in 2016, a 7.8% decrease from $641 million in 2015. Factors impacting premiums written were:

•	14.0% or 101 thousand decrease in PIF as of December 31, 2016 compared to December 31, 2015.

•	34.1% decrease in new issued applications in 2016 compared to 2015.

•	6.7% increase in average premium in 2016 compared to 2015.

•	2.9 point decrease in the renewal ratio in 2016 compared to 2015.
The Allstate Corporation 57

2017 Form 10-K Allstate Protection: Encompass brand

Homeowners premium measure and statistics
	2017	2016	2015
PIF (thousands)	254	295	338
New issued applications (thousands)	30	34	48
Average premium	$1,684	$1,639	$1,555
Renewal ratio (%)	78.1	79.4	82.5
Approved rate changes (1):
# of locations (2)	21	19	27
Total brand (%)	4.8	5.1	6.5
Location specific (%) (3)	8.4	9.0	8.8

(1)
Encompass announced a plan to exit business in Massachusetts in the second quarter of 2017 and previously announced a plan to exit business in North Carolina in the first half of 2016, which has impacted the renewal ratio. Excluding Massachusetts and North Carolina, the renewal ratios were 79.0 points in 2017 compared to 79.9 points in 2016.

(2)	Includes rate changes approved based on our net cost of reinsurance.

(3)	Encompass brand operates in 39 states and the District of Columbia.

(4)	Based on historical premiums written in the locations noted above, rate changes approved for homeowner totaled $23 million, $27 million and $35 million in 2017, 2016 and 2015, respectively.
Homeowners insurance premiums written totaled $406 million in 2017, a 10.6% decrease from $454 million in 2016. Factors impacting premiums written were the following:

•	13.9% or 41 thousand decrease in PIF as of December 31, 2017 compared to December 31, 2016.

•	11.8% decrease in new issued applications in 2017 compared to 2016.

•	2.7% increase in average premium in 2017 compared to 2016, primarily due to rate changes.

•
1.3 point decrease in the renewal ratio in 2017 compared to 2016, primarily due to profit improvement actions taken to exit states with inadequate returns. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one product can contribute to declines in the other.
Homeowners insurance premiums written totaled $454 million in 2016, an 8.7% decrease from $497 million in 2015. Factors impacting premiums written were the following:

•	12.7% or 43 thousand decrease in PIF as of December 31, 2016 compared to December 31, 2015.

•	29.2% decrease in new issued applications in 2016 compared to 2015.

•	5.4% increase in average premium in 2016 compared to 2015, primarily due to rate changes.

•	3.1 point decrease in the renewal ratio in 2016 compared to 2015.

Combined ratios by line of business
	For the years ended December 31,
	Loss ratio (1)			Expense ratio (1)			Combined ratio
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Auto	68.6	76.1	77.0	30.7	28.6	28.5	99.3	104.7	105.5
Homeowners	80.3	63.5	64.9	30.6	29.0	28.8	110.9	92.5	93.7
Other personal lines	59.1	77.0	92.6	30.1	29.0	27.8	89.2	106.0	120.4
Total	72.4	71.1	73.5	30.6	28.8	28.5	103.0	99.9	102.0

(1)	Ratios are calculated using the premiums earned for the respective line of business.

Loss ratios by line of business
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of catastrophe losses included in prior year reserve reestimates on combined ratio
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Auto	68.6	76.1	77.0	2.1	1.6	1.1	(1.1)	—	0.3	(0.2)	(0.4)	(0.1)
Homeowners	80.3	63.5	64.9	40.1	20.3	19.3	0.5	—	(1.0)	—	0.5	(0.2)
Other personal lines	59.1	77.0	92.6	8.6	4.0	6.5	(10.8)	5.0	9.3	—	—	—
Total	72.4	71.1	73.5	17.7	9.2	8.7	(1.3)	0.4	0.6	(0.1)	—	(0.1)
Auto loss ratio decreased 7.5 points in 2017 compared to 2016, primarily due to lower frequency and severity, favorable prior year reserve reestimates, partially offset by higher catastrophe losses. Auto loss ratio decreased 0.9 points in 2016 compared to 2015, primarily due to lower loss costs, partially offset by higher catastrophe losses.

58 www.allstate.com

Allstate Protection: Encompass brand 2017 Form 10-K

Homeowners loss ratio increased 16.8 points in 2017 compared to 2016, primarily due to higher catastrophe losses. Homeowners loss ratio decreased 1.4 points in 2016 compared to 2015, primarily due to lower claim frequency.

Catastrophe losses were $193 million in 2017 compared to $111 million in both 2016 and 2015.

Expense ratios by line of business
	For the years ended December 31,
	2017	2016	2015
Auto	30.7	28.6	28.5
Homeowners	30.6	29.0	28.8
Other personal lines	30.1	29.0	27.8
Total expense ratio	30.6	28.8	28.5

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
	2017	2016	2015
Amortization of DAC	18.3	18.4	18.4
Advertising expense	0.2	0.2	0.4
Other costs and expenses	11.6	10.1	9.6
Restructuring and related charges	0.5	0.1	0.1
Total expense ratio	30.6	28.8	28.5
Expense ratio increased 1.8 points in 2017 compared to 2016, primarily due to higher employee-related and technology costs, and restructuring and related charges. During the first half of 2017, Encompass exited certain operations and right-sized certain departments consistent with business volume.  The costs associated with these changes have been recorded as restructuring and related charges. The Encompass brand DAC amortization rate is higher on average than Allstate brand DAC amortization due to higher commission rates paid to independent agencies.

Expense ratio increased 0.3 points in 2016 compared to 2015 primarily due to increased spending in professional services, partially offset by expense spending reductions in advertising and marketing.

The Allstate Corporation 59

2017 Form 10-K Discontinued Lines and Coverages

Discontinued Lines and Coverages Segment
The Discontinued Lines and Coverages segment includes results from property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s. Our exposure to asbestos, environmental and other discontinued lines claims arises principally from direct excess commercial insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off. For additional information on our strategy and outlook, see Part I, Item 1. Business - Segment information.

Underwriting Results
	For the years ended December 31,
($ in millions)	2017	2016	2015
Premiums written (1)	$—	$3	$—

Premiums earned	$—	$—	$—
Claims and claims expense	(96)	(105)	(53)
Operating costs and expenses	(3)	(2)	(2)
Underwriting loss	$(99)	$(107)	$(55)

(1)	Primarily represents retrospective reinsurance premium recognized when billed.
Underwriting losses of $99 million in 2017 primarily related to our annual reserve review using established industry and actuarial best practices, resulting in unfavorable reestimates of $85 million, including $61 million for asbestos exposures, $10 million for environmental exposures and $27 million for other exposures, partially offset by a $13 million decrease in the allowance for future uncollectible reinsurance.
Underwriting losses of $107 million in 2016 primarily related to our annual reserve review resulting in unfavorable reestimates of $96 million, including a $67 million unfavorable reestimate of asbestos reserves, a $23 million unfavorable reestimate of environmental reserves and a $6 million increase in the allowance for future uncollectible reinsurance with other exposure reserves essentially unchanged.

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
The cost of administering claims settlements totaled $11 million, $10 million and $10 million for 2017, 2016 and 2015, respectively.

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	December 31, 2017	December 31, 2016
Asbestos claims
Gross reserves	$1,296	$1,356
Reinsurance	(412)	(444)
Net reserves	884	912
Environmental claims
Gross reserves	199	219
Reinsurance	(33)	(40)
Net reserves	166	179
Other discontinued lines
Gross reserves	398	378
Reinsurance	(41)	(24)
Net reserves	357	354
Total
Gross reserves	1,893	1,953
Reinsurance	(486)	(508)
Net reserves	$1,407	$1,445

60 www.allstate.com

Discontinued Lines and Coverages 2017 Form 10-K

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	December 31, 2017	December 31, 2016
Direct excess commercial insurance
Gross reserves (1)	$997	$1,051
Reinsurance (2)	(378)	(400)
Net reserves	619	651
Assumed reinsurance coverage
Gross reserves (3)	622	623
Reinsurance (4)	(38)	(35)
Net reserves	584	588
Direct primary commercial insurance
Gross reserves (5)	177	191
Reinsurance (6)	(48)	(51)
Net reserves	129	140
Other run-off business
Gross reserves	24	25
Reinsurance	(21)	(21)
Net reserves	3	4
Unallocated loss adjustment expenses
Gross reserves	73	63
Reinsurance	(1)	(1)
Net reserves	72	62
Total
Gross reserves	1,893	1,953
Reinsurance	(486)	(508)
Net reserves	$1,407	$1,445
(1) Gross reserves as of December 31, 2017 comprised 65% case reserves and 35% incurred but not reported (“IBNR”) reserves. Approximately 79% of the total gross case reserves are subject to settlement agreements. In 2017, total gross payments from case reserves were $126 million with approximately 88% attributable to settlements.  Reserves as of December 31, 2016 comprised 60% case reserves and 40% IBNR reserves.
(2) Ceded reserves as of December 31, 2017 comprised 76% case reserves and 24% IBNR reserves. Approximately 86% of the total ceded case reserves are subject to settlement agreements. In 2017, reinsurance billings of ceded case reserves were $55 million with approximately 94% attributable to settlements.  Reserves as of December 31, 2016 comprised 74% case reserves and 26% IBNR reserves.
(3) Gross reserves as of December 31, 2017 comprised 31% case reserves and 69% IBNR reserves. In 2017, total gross payments from case reserves were $54 million. Reserves as of December 31, 2016 comprised 33% case reserves and 67% IBNR reserves.
(4) Ceded reserves as of December 31, 2017 comprised 36% case reserves and 64% IBNR reserves. In 2017, reinsurance billings of ceded case reserves were $3 million. Reserves as of December 31, 2016 comprised 40% case reserves and 60% IBNR reserves.
(5) Gross reserves as of December 31, 2017 comprised 54% case reserves and 46% IBNR reserves. In 2017, total gross payments from case reserves were $7 million. Reserves as of December 31, 2016 comprised 46% case reserves and 54% IBNR reserves.
(6) Ceded reserves as of December 31, 2017 comprised 76% case reserves and 24% IBNR reserves. In 2017, reinsurance billings of ceded case reserves were $1 million. Reserves as of December 31, 2016 comprised 64% case reserves and 36% IBNR reserves.
Total net reserves included $733 million or 52% of estimated IBNR losses as of December 31, 2017 compared to $800 million or 55% as of December 31, 2016. The net decrease of $67 million from year-end 2016 relates to the transfer of IBNR to case reserves through settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages have been agreed.

The claims associated with these agreements are expected to be substantially paid out over the next several years as qualified claims conforming to the settlement agreements are submitted by these insureds. Total gross payments were $192 million and $233 million for 2017 and 2016, respectively, with reinsurance collections of $67 million and $58 million for 2017 and 2016, respectively.
See the Claims and Claims Expense Reserves section of the MD&A for a more detailed discussion.

The Allstate Corporation 61

2017 Form 10-K Service Businesses

Service Businesses
Service Businesses comprise SquareTrade, Arity, Allstate Roadside Services and Allstate Dealer Services. They offer consumer product protection plans, device and mobile data collection services and analytic solutions, roadside assistance, and finance and insurance products (including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel and paintless dent repair protection). SquareTrade was acquired on January 3, 2017, and contributed $426 million of premiums written in 2017 and 38,719 thousand PIF as of December 31, 2017. For additional information on our strategy and outlook, see Part I, Item 1. Business - Segment information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2017	2016	2015
Premiums written	$1,094	$709	$756

Revenues
Premiums	$867	$580	$561
Intersegment insurance premiums and service fees (1)	110	105	42
Net investment income	16	13	11
Realized capital gains and losses	—	—	—
Total revenues	993	698	614

Costs and expenses
Claims and claims expense	(369)	(258)	(277)
Amortization of DAC	(296)	(214)	(169)
Operating costs and expenses	(401)	(223)	(164)
Amortization of purchased intangible assets	(92)	—	—
Restructuring and related charges (2)	(13)	—	—
Total costs and expenses	(1,171)	(695)	(610)

Income tax benefit (expense)	193	—	(2)
Net income applicable to common shareholders	$15	$3	$2

Adjusted net (loss) income	$(59)	$3	$2
Amortization of purchased intangible assets, after-tax	(60)	—	—
Tax Legislation benefit	134	—	—
Net income applicable to common shareholders	$15	$3	$2

SquareTrade	$(22)	$—	$—
Allstate Roadside Services	(20)	(12)	(14)
Allstate Dealers Services	(2)	4	16
Arity	(15)	11	—
Adjusted net (loss) income	$(59)	$3	$2

Policies in force as of December 31 (in thousands)	43,506	4,910	4,812
(1) Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in our consolidated financial statements.
(2) Primarily relates to a one-time contract termination of a SquareTrade European vendor.
Adjusted net loss was $59 million in 2017 compared to adjusted net income of $3 million and $2 million in 2016 and 2015, respectively. The loss in 2017 was primarily due to investments in Arity’s research and development, strategic investments in SquareTrade and Allstate Roadside Services, a SquareTrade restructuring charge and Hurricane Harvey’s impacts on Allstate Dealer Services.
Premiums written increased 54.3% or $385 million to $1.09 billion in 2017 from $709 million in 2016,

primarily due to the acquisition of SquareTrade and its growth through its U.S. retail channel, partially offset by decreases in premiums written at Allstate Roadside Services. Premiums written decreased 6.2% or $47 million to $709 million in 2016 from $756 million in 2015, driven by lower wholesale rescue volume primarily due to partner exits and lower retail memberships in force at Allstate Roadside Services and a decrease in guaranteed asset protection contracts due to rate increases at Allstate Dealer Services. PIF increased by

62 www.allstate.com

Service Businesses 2017 Form 10-K

38.6 million to 43.5 million as of December 31, 2017 compared to 4.9 million as of December 31, 2016 due to the acquisition of SquareTrade.
Intersegment premiums and service fees of $110 million in 2017 increased from $105 million and $42 million in 2016 and 2015, respectively, primarily due to Arity’s device and mobile data collection services and analytic solutions used by Allstate brand, Esurance and Answer Financial. We launched Arity, a non-insurance technology company in 2016 and therefore Arity's revenues are not comparable between periods.
Claims and claims expense increased 43.0% to $369 million in 2017 from $258 million in 2016, primarily due to the acquisition of SquareTrade on January 3, 2017. Claims and claims expense decreased 6.9% to $258 million in 2016 from $277 million in 2015, primarily due to decreased business in Allstate Roadside Services and Allstate Dealer Services.
Operating costs and expenses increased 79.8% to $401 million in 2017 from $223 million and $164 million in 2016 and 2015, respectively, primarily due to the acquisition of SquareTrade on January 3, 2017, Allstate Roadside Services increase in strategic investments in the Good Hands Rescue Network, and investments in Arity’s research and development.
Contractual liability insurance policies. SquareTrade and Allstate Dealer Services issue contractual liability insurance policies or guaranteed asset protection reimbursement insurance policies to cover the liabilities of their products where required by state regulations.  The products offered through SquareTrade and Allstate Dealer Services fall under the regulation of departments of insurance in many states with requirements for filing of forms and rates varying by product and by state.

SquareTrade provides consumer electronic and appliance protection plans, covering products including TVs, smartphones and computers through retail distribution and mobile operator channels.
Under these protection plans, SquareTrade agrees to repair, replace or indemnify the customer for the cost to repair or replace such products from mechanical or electrical failure due to normal wear and tear. Protection plans also provide additional coverages beyond the manufacturer’s warranty, and in certain cases, accidental damage from handling.
Premium revenue and claims and claims expense are recognized over the term of the protection plans. SquareTrade purchases contractual liability insurance from insurance companies to support claims settlements in the event SquareTrade is unable to fulfill its contractual obligations. The arrangement results in SquareTrade recognizing the claims settlement costs. The insurer would recognize claims settlement costs only in the event SquareTrade is unable to fulfill its contractual obligation or if claims costs are in excess of pre-determined thresholds. SquareTrade is generally required to deposit amounts expected to cover losses into a trust held for paying claims.
In conjunction with the acquisition of SquareTrade, we recognized $555 million of intangible assets for which we recognized amortization expense of $92 million in 2017. Intangible assets are being amortized on an accelerated basis, excluding the SquareTrade brand name which was classified as an infinite-lived intangible and will be tested for impairment on an annual basis, with approximately 75% of the balance expected to be amortized by 2021.
Pending revenue recognition changes. Beginning in first quarter 2018, we will adopt the Financial Accounting Standards Board issued guidance, which revises the criteria for revenue recognition. The Service Businesses segment will be impacted by this standard. For further discussion of impacts of these adjustments, see Note 2 of the consolidated financial statements.

The Allstate Corporation 63

2017 Form 10-K Claims and Claims Expense Reserves

Claims and Claims Expense Reserves
Underwriting results are significantly influenced by estimates of claims and claims expense reserves. For a description of our reserve process, see Note 8 of the consolidated financial statements. Further, for a description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Estimates section of the MD&A. These reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR claims, as of the reporting date.

The facts and circumstances leading to our reestimates of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual losses are likely different than those predicted by the estimated development factors used in prior reserve estimates.
We believe the net loss reserves exposures are appropriately established based on available facts, technology, laws and regulations.

Total reserves, net of reinsurance recoverables (“net reserves”), as of December 31, by line of business
($ in millions)	2017	2016	2015
Allstate brand	$16,826	$16,108	$14,953
Esurance brand	777	740	717
Encompass brand	758	749	770
Total Allstate Protection	18,361	17,597	16,440
Discontinued Lines and Coverages	1,407	1,445	1,516
Total Property-Liability	19,768	19,042	17,956
Service Businesses	86	24	21
Total net reserves	$19,854	$19,066	$17,977
The year-end 2017 gross reserves of $26.3 billion for insurance claims and claims expense were $7.95 billion more than the net reserve balance of $18.37 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are reinsurance recoverables from third parties totaling $6.47 billion, including $5.23 billion related to the Michigan Catastrophic Claims Association (“MCCA”), that reduce reserves for statutory reporting but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $1.32 billion that are a component of our consolidated reserves, but not included in our U.S. statutory reserves. Remaining differences are due to variations in requirements between GAAP and statutory reporting. The tables below show net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2017, 2016 and 2015, and the effect of reestimates in each year.

Net reserves
($ in millions)	January 1 reserves
	2017	2016	2015
Allstate brand	$16,108	$14,953	$14,195
Esurance brand	740	717	649
Encompass brand	749	770	754
Total Allstate Protection	17,597	16,440	15,598
Discontinued Lines and Coverages	1,445	1,516	1,612
Total Property-Liability	19,042	17,956	17,210
Service Businesses	24	21	19
Total net reserves	$19,066	$17,977	$17,229

64 www.allstate.com

Claims and Claims Expense Reserves 2017 Form 10-K

Net reserves and prior year reserve reestimates
($ in millions, except ratios)	2017		2016		2015
	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)	Reserve reestimate (1)	Effect on combined ratio (2)
Allstate brand	$(585)	(1.8)	$(110)	(0.3)	$36	0.1
Esurance brand	(2)	—	(21)	(0.1)	(17)	—
Encompass brand	(14)	(0.1)	5	—	7	—
Total Allstate Protection	(601)	(1.9)	(126)	(0.4)	26	0.1
Discontinued Lines and Coverages	96	0.3	105	0.3	53	0.2
Total Property-Liability (3)	(505)	(1.6)	(21)	(0.1)	79	0.3
Service Businesses	2	—	4	—	2	—
Total	$(503)		$(17)		$81
Reserve reestimates, after-tax	$(327)		$(11)		$53
Consolidated net income applicable to common shareholders	$3,073		$1,761		$2,055
Reserve reestimates as a % impact on consolidated net income applicable to common shareholders	10.6%		0.6%		(2.6)%

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using property and casualty premiums earned.

(3)	Prior year reserve reestimates included in catastrophe losses totaled $18 million favorable, $6 million unfavorable and $15 million favorable in 2017, 2016 and 2015, respectively.
The following tables reflect the accident years to which the reestimates shown above are applicable. Favorable reserve reestimates are shown in parentheses.

2017 Prior year reserve reestimates
($ in millions)	2012 & prior	2013	2014	2015	2016	Total
Allstate brand	$3	$(99)	$(103)	$(121)	$(265)	$(585)
Esurance brand	(3)	(1)	(12)	1	13	(2)
Encompass brand	(6)	(1)	(4)	(1)	(2)	(14)
Total Allstate Protection	(6)	(101)	(119)	(121)	(254)	(601)
Discontinued Lines and Coverages	96	—	—	—	—	96
Total Property-Liability	90	(101)	(119)	(121)	(254)	(505)
Service Businesses	—	—	—	—	2	2
Total	$90	$(101)	$(119)	$(121)	$(252)	$(503)

2016 Prior year reserve reestimates
($ in millions)	2011 & prior	2012	2013	2014	2015	Total
Allstate brand	$(11)	$(52)	$(69)	$(40)	$62	$(110)
Esurance brand	(7)	(3)	(5)	(9)	3	(21)
Encompass brand	(25)	7	3	14	6	5
Total Allstate Protection	(43)	(48)	(71)	(35)	71	(126)
Discontinued Lines and Coverages	105	—	—	—	—	105
Total Property-Liability	62	(48)	(71)	(35)	71	(21)
Service Businesses	—	—	—	—	4	4
Total	$62	$(48)	$(71)	$(35)	$75	$(17)

2015 Prior year reserve reestimates
($ in millions)	2010 & prior	2011	2012	2013	2014	Total
Allstate brand	$(73)	$(74)	$(29)	$42	$170	$36
Esurance brand	(5)	(3)	(2)	(5)	(2)	(17)
Encompass brand	(11)	1	2	12	3	7
Total Allstate Protection	(89)	(76)	(29)	49	171	26
Discontinued Lines and Coverages	53	—	—	—	—	53
Total Property-Liability	(36)	(76)	(29)	49	171	79
Service Businesses	—	—	—	—	2	2
Total	$(36)	$(76)	$(29)	$49	$173	$81

The Allstate Corporation 65

2017 Form 10-K Claims and Claims Expense Reserves

Allstate Protection
The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2017, 2016, and 2015, and the effect of reestimates in each year.

Net reserves by line
	January 1 reserves
($ in millions)	2017	2016	2015
Auto	$13,530	$12,459	$11,698
Homeowners	1,990	1,937	1,849
Other personal lines	1,456	1,490	1,502
Commercial lines	621	554	549
Total Allstate Protection	$17,597	$16,440	$15,598

Net reserves and prior year reserve reestimates by line
($ in millions, except ratios)	2017		2016		2015
	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio
Auto	$(490)	(1.5)	$(155)	(0.5)	$30	0.1
Homeowners	(131)	(0.4)	(24)	(0.1)	(24)	(0.1)
Other personal lines	1	—	(9)	—	18	0.1
Commercial lines	19	—	62	0.2	2	—
Total Allstate Protection	$(601)	(1.9)	$(126)	(0.4)	$26	0.1
Underwriting income	$2,111		$1,327		$1,621
Reserve reestimates as a % impact on underwriting income	28.5%		9.5%		(1.6)%
Prior year reserve reestimates are developed based on factors that are calculated quarterly and periodically throughout the year for data elements such as claims reported and settled, paid losses and paid losses combined with case reserves. These data elements are primarily responsible for revisions to loss development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, reserves are revised as actuarial studies validate new trends based on the indications of updated development factor calculations. Claims organizational and process changes that are currently occurring are considered within our estimation process.
Favorable reserve reestimates for auto and homeowners in 2017 were primarily related to a reduction in claim severity estimates for liability coverages.  Auto liability claims process changes implemented in prior years, including a program requiring enhanced documentation of injuries and related medical treatments, have resulted in favorable severity trends compared to those originally estimated as we continue to develop greater experience in settling claims under these programs.  Auto liability legislative reforms, higher limits and longer settlement periods in Canada have resulted in uncertainty that has developed favorably as loss experience emerges.  Unfavorable results for commercial lines in 2017 were primarily due to non-catastrophe auto loss development being higher than anticipated in previous estimates.

Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.
Favorable auto reserve reestimates in 2016 were primarily due to severity development for auto liability coverages that was better than expected. Auto reserve reestimates in 2015 were primarily due to claim severity development for bodily injury coverage for recent years that was more than expected and litigation settlements from older years for Allstate brand.
Favorable homeowners reserve reestimates in 2016 and 2015 were primarily due to severity development for liability coverages related to the timing of payments.
Other personal lines reserve reestimates in 2016 was primarily due to non-catastrophe loss development lower than anticipated in previous estimates. Other personal lines reserve reestimates in 2015 were primarily the result of non-catastrophe loss development higher than anticipated in previous estimates.
Commercial lines reserve reestimates in 2016 were primarily due to severity development for auto bodily injury coverage that was more than expected. Commercial lines reserve reestimates in 2015 were primarily the result of non-catastrophe loss development higher than anticipated in previous estimates.

66 www.allstate.com

Claims and Claims Expense Reserves 2017 Form 10-K

Pending, new and closed claims for Allstate Protection are summarized in the following table for the years ended December 31. The increase in pending claims as of December 31, 2017 compared to December 31, 2016 was primarily due to an increase in the amount of time to settle claims. The increase in pending claims as of December 31, 2016 compared to December 31, 2015, was primarily due to higher auto claim counts.

Summary of pending new and closed claims for Allstate Protection
Number of claims	2017	2016	2015
Auto
Pending, beginning of year	534,531	521,890	487,227
New	6,448,747	6,844,491	6,752,401
Total closed	(6,444,854)	(6,831,850)	(6,717,738)
Pending, end of year	538,424	534,531	521,890
Homeowners
Pending, beginning of year	34,691	38,865	33,648
New	898,512	818,084	714,562
Total closed	(895,909)	(822,258)	(709,345)
Pending, end of year	37,294	34,691	38,865
Other personal lines
Pending, beginning of year	14,937	15,835	15,494
New	242,427	219,053	307,011
Total closed	(240,287)	(219,951)	(306,670)
Pending, end of year	17,077	14,937	15,835
Commercial lines
Pending, beginning of year	11,518	11,837	11,836
New	55,308	73,139	74,942
Total closed	(56,410)	(73,458)	(74,941)
Pending, end of year	10,416	11,518	11,837
Total Allstate Protection
Pending, beginning of year	595,677	588,427	548,205
New	7,644,994	7,954,767	7,848,916
Total closed	(7,637,460)	(7,947,517)	(7,808,694)
Pending, end of year	603,211	595,677	588,427
Allstate brand prior year reserve reestimates were $585 million favorable in 2017, $110 million favorable in 2016 and $36 million unfavorable in 2015.

Impact of reestimates on the Allstate brand underwriting income
	For the years ended December 31,
($ in millions)	2017	2016	2015
Reserve reestimates	$(585)	$(110)	$36
Allstate brand underwriting income	2,201	1,457	1,819
Reserve reestimates as a % impact on underwriting income	26.6%	7.5%	(2.0)%
Esurance brand prior year reserve reestimates were $2 million favorable in 2017, $21 million favorable in 2016 and $17 million favorable in 2015.

Impact of reestimates on the Esurance brand underwriting loss
	For the years ended December 31,
($ in millions)	2017	2016	2015
Reserve reestimates	$(2)	$(21)	$(17)
Esurance brand underwriting loss	(56)	(124)	(164)
Reserve reestimates as a % impact on underwriting loss	3.6%	16.9%	10.4%
Encompass brand prior year reserve reestimates were $14 million favorable in 2017 compared to $5 million and $7 million unfavorable in 2016 and 2015, respectively.

Impact of reestimates on the Encompass brand underwriting income (loss) is shown in the table below.
	For the years ended December 31,
($ in millions)	2017	2016	2015
Reserve reestimates	$(14)	$5	$7
Encompass brand underwriting income (loss)	(33)	1	(26)
Reserve reestimates as a % impact on underwriting income (loss)	42.4%	N/A	(26.9)%
N/A reflects not applicable.

The Allstate Corporation 67

2017 Form 10-K Claims and Claims Expense Reserves

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

Discontinued Lines and Coverages reserve reestimates
($ in millions)	2017		2016		2015
	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate
Asbestos claims	$912	$61	$960	$67	$1,014	$39
Environmental claims	179	10	179	23	203	1
Other discontinued lines	354	25	377	15	395	13
Total	$1,445	$96	$1,516	$105	$1,612	$53
Underwriting loss		$(99)		$(107)		$(55)
Reserve reestimates as a % impact on underwriting loss		(97.0)%		(98.1)%		(96.4)%
Reserve additions for asbestos in 2017 were primarily related to new reported information and settlement agreements, including bankruptcy proceedings. Reserve additions for asbestos in 2016 were primarily related to insured business and claim development, new reported information on insured’s claims, expanded expected exposure periods and other legal settlements including insured’s bankruptcy proceedings. Reserve additions for asbestos in 2015 were primarily related to a settlement with a large insured and more reported claims than expected.
Reserve additions for environmental in 2017 and 2016 were primarily related to greater reported loss activity than expected. There were no significant reserve additions for environmental reserves in 2015.

Reserves and claim activity before (Gross) and after (Net) the effects of reinsurance
($ in millions, except ratios)	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,356	$912	$1,418	$960	$1,492	$1,014
Incurred claims and claims expense	79	61	96	67	51	39
Claims and claims expense paid	(139)	(89)	(158)	(115)	(125)	(93)
Ending reserves	$1,296	$884	$1,356	$912	$1,418	$960

Annual survival ratio	9.3	9.9	8.6	7.9	11.3	10.3
3-year survival ratio	9.2	8.9	9.9	9.2	11.7	10.8

Environmental claims
Beginning reserves	$219	$179	$222	$179	$267	$203
Incurred claims and claims expense	9	10	24	23	(13)	1
Claims and claims expense paid	(29)	(23)	(27)	(23)	(32)	(25)
Ending reserves	$199	$166	$219	$179	$222	$179

Annual survival ratio	6.9	7.2	8.1	7.8	6.9	7.2
3-year survival ratio	6.9	6.9	8.1	7.8	9.3	9.0

Combined environmental and asbestos claims
Annual survival ratio	8.9	9.4	8.5	7.9	10.4	9.7
3-year survival ratio	8.8	8.5	9.6	8.9	11.3	10.4
Percentage of IBNR in ending reserves		52.7%		56.7%		56.9%
The survival ratio is calculated by taking our ending reserves divided by payments made during the year. This is a commonly used but extremely simplistic and imprecise approach to measuring the adequacy of asbestos and environmental reserve levels. Many factors, such as mix of business, level of coverage provided and settlement procedures have significant impacts on the amount of environmental and asbestos claims and claims expense reserves, claim payments and the resultant ratio. As payments result in corresponding reserve reductions, survival ratios can be expected to vary over time. In 2017, 2016 and 2015, the asbestos and environmental net 3-year survival ratio decreased due to increased claim payments associated with settlement agreements expected to be substantially paid out over the next several years.

68 www.allstate.com

Claims and Claims Expense Reserves 2017 Form 10-K

Net asbestos reserves by type of exposure and total reserve additions
($ in millions)	December 31, 2017			December 31, 2016			December 31, 2015
	Active policy-holders	Net reserves	% of reserves	Active policy-holders	Net reserves	% of reserves	Active policy-holders	Net reserves	% of reserves
Direct policyholders:
Primary	48	$10	1%	51	$9	1%	48	$10	1%
Excess	296	308	35	297	266	29	298	248	26
Total	344	318	36	348	275	30	346	258	27
Assumed reinsurance		117	13		125	14		156	16
IBNR		449	51		512	56		546	57
Total net reserves		$884	100%		$912	100%		$960	100%
Total reserve additions		$61			$67			$39
During the last three years, 42 direct primary and excess policyholders reported new claims, and claims of 38 policyholders were closed, increasing the number of active policyholders by 4 during the period.

•	There was a net decrease of 4 policyholders in 2017, including 10 new policyholders reporting new claims and the closing of 14 policyholders’ claims.

•	There was a net increase of 2 policyholders in 2016, including 17 new policyholders reporting new claims and the closing of 15 policyholders’ claims.

•	There was a net increase of 6 policyholders in 2015, including 15 new policyholders reporting new claims and the closing of 9 policyholders’ claims.
IBNR net reserves decreased $63 million as of December 31, 2017 compared to December 31, 2016 due to the transfer of IBNR to case reserves through settlement agreements with insureds on large claims where the scope of coverages have been agreed. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current policyholders and ceding companies.

Claims counts for asbestos and environmental exposures
	For the years ended December 31,
Number of claims	2017	2016	2015
Asbestos
Pending, beginning of year	6,883	7,151	7,306
New	406	477	530
Closed	(630)	(745)	(685)
Pending, end of year	6,659	6,883	7,151
Closed without payment	377	373	398

Environmental
Pending, beginning of year	3,399	3,504	3,552
New	375	292	347
Closed	(423)	(397)	(395)
Pending, end of year	3,351	3,399	3,504
Closed without payment	299	211	254
Reinsurance ceded  We utilize reinsurance to reduce exposure to catastrophe risk and manage capital, and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Castle Key Insurance Company (“CKIC”) and Allstate New Jersey Insurance Company. We purchase significant reinsurance to manage our aggregate countrywide exposure to an acceptable level. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process, along with whether the price can be appropriately reflected in the costs that are considered in setting future rates charged to policyholders. We also participate in various reinsurance mechanisms, including industry pools and facilities, which are backed by the financial resources of the property and casualty insurance company market participants, and have historically purchased reinsurance to mitigate long-tail liability lines, including environmental, asbestos and other discontinued lines exposures. We retain primary liability as a direct insurer for all risks ceded to reinsurers. The MCCA provides indemnification for losses over a retention level and under the National Flood Insurance Program (“NFIP”) the Federal Government pays all covered claims and certain qualifying claim expenses.

The Allstate Corporation 69

2017 Form 10-K Claims and Claims Expense Reserves

Reinsurance recoverable balances net of the allowance established for uncollectible amounts
($ in millions)	S&P financial strength rating (1)	Reinsurance recoverable on paid and unpaid claims, net
		2017	2016
Industry pools and facilities
MCCA (2) (3)	N/A	$5,261	$4,949
New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”) (3)	N/A	493	506
NFIP	N/A	88	77
North Carolina Reinsurance Facility	N/A	86	81
Florida Hurricane Catastrophe Fund	N/A	19	—
Other		6	6
Subtotal		5,953	5,619

Other reinsurance
Lloyd’s of London (“Lloyd’s”) (3)	A+	167	174
Westport Insurance Corporation	AA-	61	61
TIG Insurance Company	N/A	31	31
New England Reinsurance Corporation	N/A	27	35
St. Paul Fire & Marine Insurance Company	AA	17	18
Other, including allowance for future uncollectible reinsurance recoverables		293	323
Subtotal		596	642
Total Property-Liability (3)		6,549	6,261
Service Businesses		18	16
Total		$6,567	$6,277

(1)	N/A reflects no S&P Global Ratings (“S&P”) rating available.

(2)
As of December 31, 2017 and 2016, MCCA includes $27 million and $28 million of reinsurance recoverable on paid claims, respectively, and $5.23 billion and $4.92 billion of reinsurance recoverable on unpaid claims, respectively.

(3)	As of December 31, 2017, case reserves for MCCA, PLIGA, Lloyd’s and total Property-Liability were 83%, 100%, 64% and 82% of the reinsurance recoverable for unpaid claims, respectively.
Reinsurance recoverables include an estimate of the amount of insurance claims and claims expense reserves that are ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. We calculate our ceded reinsurance estimate based on the terms of each applicable reinsurance agreement, including an estimate of how IBNR losses will ultimately be ceded under the agreement. We also consider other limitations and coverage exclusions under our reinsurance agreements. Accordingly, our estimate of reinsurance recoverables is subject to similar risks and uncertainties as our estimate of reserves claims and claims expense. We believe the recoverables are appropriately established; however, as our underlying reserves continue to develop, the amount ultimately recoverable may vary from amounts currently recorded. We regularly evaluate the reinsurers and the respective amounts recoverable, and a provision for uncollectible reinsurance is recorded if needed. The establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance is also an inherently uncertain process involving estimates. Changes in estimates could result in additional changes to the Consolidated Statements of Operations.
The allowance for uncollectible reinsurance primarily relates to Discontinued Lines and Coverages reinsurance recoverables and was $70 million and $84 million as of December 31, 2017 and 2016, respectively. The allowance for Discontinued Lines and Coverages represents 12.0% and 13.3% of the related reinsurance recoverable balances as of December 31, 2017 and 2016, respectively. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers that may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties’ rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedents, and recent trends in arbitration and litigation outcomes in disputes between cedents and reinsurers in seeking to maximize our reinsurance recoveries.
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

70 www.allstate.com

Claims and Claims Expense Reserves 2017 Form 10-K

if any, that these developments will have on the collectability of reinsurance recoverables in the future.
For a detailed description of the MCCA, PLIGA and Lloyd’s, see Note 10 of the consolidated financial statements. As of December 31, 2017, other than the recoverable balances listed in the table above, no other amount due or estimated to be due from any single reinsurer was in excess of $17 million.

The effects of reinsurance ceded on our premiums earned and claims and claims expense
	For the years ended December 31,
($ in millions)	2017	2016	2015
Allstate Protection
Catastrophe Reinsurance Programs	$355	$393	$427
NFIP	263	274	293
MCCA	73	73	84
PLIGA	9	8	9
Other	108	99	91
Total Allstate Protection	808	847	904
Discontinued Lines and Coverages	—	—	—
Total Property-Liability	808	847	904
Service Businesses	163	140	102
Ceded premiums earned	$971	$987	$1,006

Allstate Protection
NFIP	1,116	537	120
MCCA	410	386	337
Catastrophe Reinsurance Programs (1)	65	(9)	(7)
PLIGA	3	20	9
Other	89	82	89
Total Allstate Protection	1,683	1,016	548
Discontinued Lines and Coverages	35	27	(1)
Total Property-Liability	1,718	1,043	547
Service Businesses	89	73	55
Ceded claims and claims expense	$1,807	$1,116	$602

(1)
We ceded $84 million of claims and claims expenses related to Hurricane Irma to the catastrophe reinsurance programs, of which $13 million of unallocated expenses were recorded in Other. Reinsurance recoverables related to named storm Sandy also decreased the ceded claims and claims expenses by $6 million.

In 2017, 2016 and 2015, ceded premiums earned decreased primarily due to decreased reinsurance premium rates and a decrease in policies written for the NFIP and MCCA.
In 2017, ceded claims and claims expenses increased $691 million, primarily due to higher amounts ceded to the NFIP related to claims as a result of Hurricanes Harvey and Irma. Ceded claims and claims expenses increased in 2016, primarily due to higher amounts ceded to the NFIP as the result of Louisiana flooding. Ceded claims and claims expense decreased in 2015 primarily due to lower reserve increases for the MCCA and PLIGA programs.

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

The Allstate Corporation 71

2017 Form 10-K Claims and Claims Expense Reserves

Michigan personal injury protection reserve and claim activity before and after the effects of MCCA reinsurance
	For the years ended December 31.
	2017		2016		2015
($ in millions)	Gross	Net	Gross	Net	Gross	Net
Beginning reserves	$5,443	$522	$5,121	$486	$4,804	$417
Incurred claims and claims expense-current year	513	195	578	214	526	200
Incurred claims and claims expense-prior years	117	25	8	(15)	37	26
Claims and claims expense paid-current year (1)	(54)	(53)	(60)	(58)	(56)	(55)
Claims and claims expense paid-prior years (1)	(220)	(124)	(204)	(105)	(190)	(102)
Ending reserves (2)	$5,799	$565	$5,443	$522	$5,121	$486

(1)	Paid claims and claims expenses reported in the table for the current and prior years, recovered from the MCCA totaled $97 million, $101 million and $89 million in 2017, 2016 and 2015, respectively.

(2)
Gross reserves for the year ended December 31, 2017, comprise 87% case reserves and 13% IBNR. Gross reserves for the year ended December 31, 2016 comprise 85% case reserves and 15% IBNR. Reserves for the years ended December 31, 2015 comprise 86% case reserves and 14% IBNR. The MCCA does not require member companies to report ultimate case reserves.

Pending MCCA claims differ from most personal lines insurance pending claims as other personal lines policies have coverage limits and incurred claims settle in shorter periods. Claims are considered pending as long as payments are continuing pursuant to an outstanding MCCA claim, which can be for a claimant’s lifetime. Claims that occurred more than five years ago and continue to be paid often reflect lifetime benefits.

Pending, new and closed claims for Michigan personal injury protection exposures
	For the years ended December 31,
Number of claims (1)	2017	2016	2015
Pending, beginning of year	5,388	5,127	4,936
New	8,494	9,577	8,956
Closed	(8,899)	(9,316)	(8,765)
Pending, end of year	4,983	5,388	5,127

(1)	Total claims includes those covered and not covered by the MCCA reinsurance.
As of December 31, 2017, approximately 1,440 of our pending claims have been reported to the MCCA, of which approximately 60% represents claims that occurred more than 5 years ago. There are 70 Allstate brand claims with reserves in excess of $15 million as of December 31, 2017, which comprise approximately 35% of the gross ending reserves in the table above. As a result, significant developments with a single claimant can result in volatility in prior year incurred claims.
Reinsurance recoverable on paid and unpaid claims including IBNR as of December 31, 2017 and 2016 includes $5.26 billion and $4.95 billion, respectively, from the MCCA.
We enter into certain intercompany insurance and reinsurance transactions in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

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
We anticipate completing the placement of our 2018 nationwide catastrophe reinsurance program in the second quarter of 2018. We expect the program will be similar to our 2017 nationwide catastrophe reinsurance program. For further details of the existing 2017 program, see Note 10 of the consolidated financial statements.

72 www.allstate.com

Allstate Life 2017 Form 10-K

Allstate Life Segment
Allstate Life offers traditional, interest-sensitive and variable life insurance. Our target customers prefer local personalized advice and service and are brand-sensitive. For additional information on our strategy and outlook, see Part I, Item 1. Business - Segment information.
2017 Highlights

•	Net income applicable to common shareholders was $577 million in 2017 compared to $219 million in 2016. 2017 results include a tax benefit of $332 million related to the Tax Legislation.

•	Adjusted net income was $253 million in 2017 compared to $247 million in 2016.

•	Premiums and contract charges totaled $1.28 billion in 2017, an increase of 2.4% from $1.25 billion in 2016.

•	Contract benefits totaled $765 million in 2017, an increase of 3.1% from $742 million in 2016.

Summarized financial information
	For the years ended December 31,
($ in millions)	2017	2016	2015
Revenues
Premiums and contract charges	$1,280	$1,250	$1,223
Net investment income	489	482	490
Realized capital gains and losses	5	(38)	2
Total revenues	1,774	1,694	1,715

Costs and expenses
Contract benefits	(765)	(742)	(749)
Interest credited to contractholder funds	(282)	(285)	(282)
Amortization of DAC	(134)	(131)	(133)
Operating costs and expenses	(238)	(225)	(212)
Restructuring and related charges	(2)	(1)	(1)
Total costs and expenses	(1,421)	(1,384)	(1,377)

Loss on disposition of operations	—	—	(1)
Income tax benefit (expense)	224	(91)	(108)
Net income applicable to common shareholders	$577	$219	$229

Adjusted net income	$253	$247	$239
Realized capital gains and losses, after-tax	2	(24)	1
DAC and DSI amortization related to realized capital gains and losses, after-tax	(10)	(4)	(4)
Loss on disposition of operations, after-tax	—	—	(1)
Change in accounting for investments in qualified affordable housing projects	—	—	(6)
Tax Legislation benefit	332	—	—
Net income applicable to common shareholders	$577	$219	$229

Reserve for life-contingent contract benefits as of December 31	$2,636	$2,578	$2,536

Contractholder funds as of December 31	$7,608	$7,464	$7,359

Policies in force as of December 31 (in thousands)	2,026	2,023	2,026
Adjusted net income was $253 million in 2017 compared to $247 million in 2016. The increase was primarily due to higher premiums and contract charges, partially offset by higher contract benefits and operating costs and expenses.

Adjusted net income was $247 million in 2016 compared to $239 million in 2015. The increase was primarily due to higher premiums and contract charges, partially offset by higher operating costs and expenses.

The Allstate Corporation 73

2017 Form 10-K Allstate Life

Premiums and contract charges increased 2.4% or $30 million in 2017 compared to 2016. The increase primarily relates to higher traditional life insurance renewal premiums as well as lower levels of reinsurance premiums ceded. Approximately 85% of Allstate Life’s traditional life insurance premium relates to term life insurance products.

Premiums and contract charges increased 2.2% or $27 million in 2016 compared to 2015. The increase primarily relates to increased traditional life insurance renewal premiums as well as lower levels of reinsurance premiums ceded.

Premiums and contract charges by product
	For the years ended December 31,
($ in millions)	2017	2016	2015
Traditional life insurance premiums	$568	$533	$505
Accident and health insurance premiums	2	2	2
Interest-sensitive life insurance contract charges	710	715	716
Premiums and contract charges (1)	$1,280	$1,250	$1,223

(1)	Contract charges related to the cost of insurance totaled $487 million, $488 million and $485 million in 2017, 2016 and 2015, respectively.
Contract benefits increased 3.1% or $23 million in 2017 compared to 2016, primarily due to growth in business in force. Contract benefits decreased 0.9% or $7 million in 2016 compared to 2015, primarily due to favorable life insurance mortality experience.
Our annual review of assumptions in 2017 resulted in a $12 million increase in reserves, primarily for secondary guarantees on interest-sensitive life insurance due to increased projected exposure to benefits paid under secondary guarantees resulting from continued low interest rates. In 2016, the review resulted in an $8 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention.
Benefit spread reflects our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread increased 3.9% to $292 million in 2017 compared to $281 million in 2016, primarily due to growth in business in force. Benefit spread increased 17.1% to

$281 million in 2016 compared to $240 million in 2015, primarily due to higher life insurance premiums and favorable mortality experience.
Investment spread reflects the difference between net investment income and interest credited to contractholder funds (“investment spread”) and is used to analyze the impact of net investment income and interest credited to contractholders on net income. Investment spread increased 5.1% to $207 million in 2017 compared to $197 million in 2016 primarily due to higher net investment income and lower credited interest. Investment spread decreased 6.6% to $197 million in 2016 compared to $211 million in 2015, primarily due to lower net investment income and higher credited interest.
Amortization of DAC increased 2.3% or $3 million in 2017 compared to 2016, primarily due to higher net realized capital gains and gross profits, partially offset by higher amortization deceleration for changes in assumptions. Amortization of DAC decreased 1.5% or $2 million in 2016 compared to 2015.

Components of amortization of DAC
	For the years ended December 31,
($ in millions)	2017	2016	2015
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$134	$131	$127
Amortization relating to realized capital gains and losses (1)	14	6	5
Amortization (deceleration) acceleration for changes in assumptions (‘‘DAC unlocking’’)	(14)	(6)	1
Total amortization of DAC	$134	$131	$133

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
In 2017, the review resulted in a deceleration of DAC amortization (increase to income) of $14 million. DAC amortization deceleration primarily related to the benefit margin component of estimated gross profits and was due to a decrease in projected mortality. This was partially offset by DAC amortization acceleration (decrease to income) for changes in the investment margin due to continued low interest rates and lower projected investment returns.
In 2016, the review resulted in a deceleration of DAC amortization of $6 million. DAC amortization deceleration for changes in the investment margin was due to increased projected investment margins from a favorable asset portfolio mix. DAC amortization

74 www.allstate.com

Allstate Life 2017 Form 10-K

deceleration for changes in the expense margin related primarily to variable life insurance and was due to a decrease in projected expenses.

In 2015, the review resulted in an acceleration of DAC amortization of $1 million.

Changes in DAC
($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Total
	For the years ended December 31,
	2017	2016	2017	2016	2017	2016
Balance, beginning of year	$438	$424	$762	$847	$1,200	$1,271
Acquisition costs deferred	66	57	66	77	132	134
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions (1)	(39)	(43)	(95)	(88)	(134)	(131)
Amortization relating to realized capital gains and losses (1)	—	—	(14)	(6)	(14)	(6)
Amortization deceleration for changes in assumptions (“DAC unlocking”) (1)	—	—	14	6	14	6
Effect of unrealized capital gains and losses (2)	—	—	(46)	(74)	(46)	(74)
Ending balance	$465	$438	$687	$762	$1,152	$1,200

(1)	Included as a component of amortization of DAC on the Consolidated Statements of Operations.

(2)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

Operating costs and expenses increased 5.8% or $13 million in 2017 compared to 2016, primarily due to higher employee related costs and higher net distribution expenses reflecting increased regulatory compliance costs, partially offset by lower non-deferrable commissions.

Operating costs and expenses increased 6.1% or $13 million in 2016 compared to 2015, primarily due to higher non-deferrable commissions and increased regulatory compliance costs.

Operating costs and expenses
	For the years ended December 31,
($ in millions)	2017	2016	2015
Non-deferrable commissions	$13	$17	$5
General and administrative expenses	225	208	207
Total operating costs and expenses	$238	$225	$212

The Allstate Corporation 75

2017 Form 10-K Allstate Life

Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
	For the years ended December 31,
($ in millions)	2017	2016	2015
Traditional life insurance	$2,460	$2,398	$2,353
Accident and health insurance	176	180	183
Reserve for life-contingent contract benefits	$2,636	$2,578	$2,536
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Change in contractholder funds
	For the years ended December 31,
($ in millions)	2017	2016	2015
Contractholder funds, beginning balance	$7,464	$7,359	$7,254

Deposits	973	991	1,034

Interest credited	282	284	282

Benefits, withdrawals and other adjustments
Benefits	(241)	(245)	(273)
Surrenders and partial withdrawals	(254)	(250)	(253)
Contract charges	(704)	(705)	(702)
Net transfers from separate accounts	4	4	6
Other adjustments (1)	84	26	11
Total benefits, withdrawals and other adjustments	(1,111)	(1,170)	(1,211)
Contractholder funds, ending balance	$7,608	$7,464	$7,359

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

Contractholder deposits decreased 1.8% in 2017 compared to 2016, and 4.2% in 2016 compared to 2015. The weighted average guaranteed crediting rate and weighted average current crediting rate for our interest-sensitive life insurance contracts, excluding variable life, are both 3.9% as of December 31, 2017.

76 www.allstate.com

Allstate Life 2017 Form 10-K

Allstate Life reinsurance ceded
In the normal course of business, we seek to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. In addition, we have used reinsurance to effect the disposition of certain blocks of business.

We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2017, 16% of our face amount of life insurance in force was reinsured.

Reinsurance recoverables by reinsurer
	S&P financial strength rating (1)	Reinsurance recoverable on paid and unpaid benefits

		For the years ended December 31,
($ in millions)		2017	2016
RGA Reinsurance Company	AA-	$229	$250
Swiss Re Life and Health America, Inc.	AA-	159	151
Munich American Reassurance	AA-	91	98
Scottish Re Group	N/A	87	90
Transamerica Life Group	AA-	77	80
John Hancock Life & Health Insurance Company	AA-	54	55
Triton Insurance Company	N/A	47	49
American Health & Life Insurance Co.	N/A	37	41
Lincoln National Life Insurance	AA-	28	32
Security Life of Denver	A	27	30
SCOR Global Life	AA-	17	17
Other (2)		39	41
Total		$892	$934

(1)	N/A reflects no S&P rating available.

(2)	As of December 31, 2017 and 2016, the other category includes $33 million and $35 million, respectively, of recoverables due from reinsurers rated A- or better by S&P.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2017.

We enter into certain intercompany reinsurance transactions for the Allstate Life operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

The Allstate Corporation 77

2017 Form 10-K Allstate Benefits

Allstate Benefits offers voluntary benefits products, including life, accident, critical illness, short-term disability and other health products. Our target customers are middle market consumers with family financial protection needs. For additional information on our strategy and outlook, see Part I, Item 1. Business - Segment information.
2017 Highlights

•	Net income applicable to common shareholders was $146 million in 2017 compared to $96 million in 2016. 2017 results include a tax benefit of $51 million related to the Tax Legislation.

•	Adjusted net income was $95 million in 2017 compared to $100 million in 2016.

•	Premiums and contract charges totaled $1.08 billion in 2017, an increase of 7.2% from $1.01 billion in 2016.

•	Contract benefits totaled $564 million in 2017, an increase of 10.8% from $509 million in 2016.

Summarized financial information
		For the years ended December 31,
($ in millions)		2017	2016	2015
Revenues	—
Premiums and contract charges		$1,084	$1,011	$921
Net investment income		72	71	71
Realized capital gains and losses		1	(5)	1
Total revenues		1,157	1,077	993

Costs and expenses
Contract benefits		(564)	(509)	(452)
Interest credited to contractholder funds		(35)	(36)	(36)
Amortization of DAC		(142)	(145)	(124)
Operating costs and expenses		(266)	(240)	(222)
Restructuring and related charges		(3)	—	—
Total costs and expenses		(1,010)	(930)	(834)

Income tax expense		(1)	(51)	(55)
Net income applicable to common shareholders		$146	$96	$104

Adjusted net income		$95	$100	$104
Realized capital gains and losses, after-tax		—	(4)	—
Tax Legislation benefit		51	—	—
Net income applicable to common shareholders		$146	$96	$104

Benefit ratio (1)		52.0	50.3	49.1

Operating expense ratio (2)		24.5	23.7	24.1

Reserve for life-contingent contract benefits as of December 31		$979	$940	$894

Contractholder funds as of December 31		$890	$881	$866

Policies in force as of December 31 (in thousands)		4,033	3,755	3,312

(1)	Benefit ratio is calculated as contract benefits divided by premiums and contract charges.

(2)	Operating expense ratio is calculated as operating costs and expenses divided by premiums and contract charges.
Adjusted net income was $95 million in 2017 compared to $100 million in 2016. The decrease was primarily due to higher contract benefits and operating costs and expenses, partially offset by higher premiums and contract charges.

Adjusted net income was $100 million in 2016 compared to $104 million in 2015. The decrease was primarily due to higher contract benefits, amortization of DAC and operating costs and expenses, partially offset by higher premiums and contract charges.

78 www.allstate.com

Allstate Benefits 2017 Form 10-K

Premiums and contract charges increased 7.2% or $73 million in 2017 compared to 2016, primarily related to growth in critical illness, short-term disability and accident products. New annualized premium sales (annualized premiums at initial customer enrollment, reduced by an estimate for policies expected to lapse) increased 11.6% to $444 million in 2017. Policies in force increased 7.4% to 4,033 thousand as of December 31, 2017 compared to 3,755 thousand as of December 31, 2016.

Premiums and contract charges increased 9.8% or $90 million in 2016 compared to 2015. The increase primarily relates to growth in critical illness, accident and hospital indemnity products. New annualized premium sales increased 5.6% to $398 million in 2016. Policies in force increased 13.4% to 3,755 thousand as of December 31, 2016 compared to 3,312 thousand as of December 31, 2015.

Premiums and contract charges by product
	For the years ended December 31,
($ in millions)	2017	2016	2015
Life	$155	$154	$143
Accident	280	270	238
Critical illness	468	443	402
Short-term disability	102	78	75
Other health	79	66	63
Premiums and contract charges	$1,084	$1,011	$921
Contract benefits increased 10.8% or $55 million in 2017 compared to 2016, primarily due to higher claim experience and growth. Contract benefits increased 12.6% or $57 million in 2016 compared to 2015, primarily due to growth and higher claim experience.
Benefit ratio increased to 52.0 in 2017 compared to 50.3 and 49.1 in 2016 and 2015, respectively, due to higher claims experience in health products, including critical illness and accident.
Amortization of DAC decreased 2.1% or $3 million to $142 million in 2017 compared to 2016, primarily due to lower amortization associated with our annual comprehensive review of assumptions and lower lapses, partially offset by higher amortization related to growth. Amortization of DAC increased 16.9% or $21 million to $145 million in 2016 compared to 2015, primarily due to growth.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life contracts resulted in an acceleration of DAC amortization (decrease to income) of $1 million in 2017 compared to $4 million in 2016 and zero in 2015.

Changes in DAC
	For the years ended December 31,
($ in millions)	2017	2016
Balance, beginning of year	$526	$514
Acquisition costs deferred	158	157
Amortization of DAC before amortization relating to changes in assumptions (1)	(141)	(141)
Amortization acceleration for changes in assumptions (“DAC unlocking”) (1)	(1)	(4)
Ending balance	$542	$526

(1)	Included as a component of amortization of DAC on the Consolidated Statements of Operations.
Operating costs and expenses increased 10.8% or $26 million in 2017 compared to 2016, primarily due to higher employee-related costs and non-deferrable commissions related to growth, as well as higher technology expenses. Operating expense ratio increased to 24.5 in 2017 compared to 23.7 in 2016.

Operating costs and expenses increased 8.1% or $18 million in 2016 compared to 2015, primarily due to increased employee and technology costs related to growth. Operating expense ratio decreased to 23.7 in 2016 compared to 24.1 in 2015.

Operating costs and expenses
	For the years ended December 31,
($ in millions)	2017	2016	2015
Non-deferrable commissions	$98	$91	$87
General and administrative expenses	168	149	135
Total operating costs and expenses	$266	$240	$222

The Allstate Corporation 79

2017 Form 10-K Allstate Benefits

Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
	For the years ended December 31,
($ in millions)	2017	2016	2015
Traditional life insurance	$262	$247	$233
Accident and health insurance	717	693	661
Reserve for life-contingent contract benefits	$979	$940	$894
Contractholder funds relate to interest-sensitive life insurance and totaled $890 million as of December 31, 2017 compared to $881 million as of December 31, 2016 and $866 million as of December 31, 2015.
Allstate Benefits reinsurance ceded
The vast majority of our reinsurance relates to the disposition of our long-term care and other closed blocks of business several years ago. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

Reinsurance recoverables by reinsurer
	S&P financial strength rating	Reinsurance recoverable on paid and unpaid benefits

		For the years ended December 31,
($ in millions)		2017	2016
Mutual of Omaha Insurance	AA-	$68	$84
General Re Life Corporation	AA+	19	21
Other (1)		5	5
Total		$92	$110

(1)	As of December 31, 2017 and 2016, the other category includes $4 million and $4 million, respectively, of recoverables due from reinsurers rated A- or better by S&P.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2017.

We enter into certain intercompany reinsurance transactions for the Allstate Benefits operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

80 www.allstate.com

Allstate Annuities 2017 Form 10-K

Allstate Annuities Segment
Allstate Annuities consists of deferred fixed annuities and immediate fixed annuities (including standard and sub-standard structured settlements). We exited the continuing sale of annuities over an eight year period from 2006 to 2014, reflecting our expectations of declining returns. This segment is in run-off, and we manage it with a focus on increasing economic value through our investment strategy. For additional information on our strategy and outlook, see Part I, Item 1. Business - Segment information.
2017 Highlights

•	Net income applicable to common shareholders was $418 million in 2017 compared to $76 million in 2016. 2017 results include a tax benefit of $182 million related to the Tax Legislation.

•	Adjusted net income was $204 million in 2017 compared to $101 million in 2016.

•	Net investment income increased 10.5% to $1.31 billion in 2017 from $1.18 billion in 2016.

•	Net realized capital gains totaled $44 million in 2017 compared to net realized capital losses of $38 million in 2016.

•
Contractholder funds totaled $10.94 billion as of December 31, 2017, reflecting a decrease of $979 million from $11.92 billion as of December 31, 2016. Reserve for life-contingent contract benefits totaled $8.93 billion as of December 31, 2017 compared to $8.72 billion as of December 31, 2016.

Summarized financial information
	For the years ended December 31,
($ in millions)	2017	2016	2015
Revenues
Contract charges	$14	$14	$14
Net investment income	1,305	1,181	1,323
Realized capital gains and losses	44	(38)	264
Total revenues	1,363	1,157	1,601

Costs and expenses
Contract benefits	(594)	(606)	(602)
Interest credited to contractholder funds	(373)	(405)	(443)
Amortization of DAC	(7)	(7)	(5)
Operating costs and expenses	(35)	(32)	(38)
Restructuring and related charges	—	—	1
Total costs and expenses	(1,009)	(1,050)	(1,087)

Gain on disposition of operations	6	5	4
Income tax benefit (expense)	58	(36)	(188)
Net income applicable to common shareholders	$418	$76	$330

Adjusted net income	$204	$101	$166
Realized capital gains and losses, after-tax	28	(26)	172
Valuation changes on embedded derivatives not hedged, after-tax	—	(2)	(1)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives not hedged, after-tax	—	—	1
Gain on disposition of operations, after-tax	4	3	3
Change in accounting for investments in qualified affordable housing projects	—	—	(11)
Tax Legislation benefit	182	—	—
Net income applicable to common shareholders	$418	$76	$330

Reserve for life-contingent contract benefits as of December 31	$8,934	$8,721	$8,817

Contractholder funds as of December 31	$10,936	$11,915	$13,070

Policies in force as of December 31 (in thousands)
Deferred annuities	142	156	172
Immediate annuities	89	95	100
Total	231	251	272

The Allstate Corporation 81

2017 Form 10-K Allstate Annuities

Adjusted net income was $204 million in 2017 compared to $101 million in 2016. The increase was primarily due to higher net investment income, lower interest credited to contractholder funds and lower contract benefits.
Adjusted net income was $101 million in 2016 compared to $166 million in 2015. The decrease was primarily due to lower net investment income, partially offset by lower interest credited to contractholder funds.
Net investment income increased 10.5% or $124 million in 2017 compared to 2016, benefiting from strong performance-based investment results, primarily from limited partnerships, partially offset by lower average investment balances as a result of a decrease in contractholder funds. Net investment income decreased 10.7% or $142 million in 2016 compared to 2015, primarily due to lower fixed income portfolio yields and lower average investment balances. The lower fixed income yields relate to duration shortening in 2015 and the repositioning into performance-based investments and equity securities.
The investment portfolio supporting immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. To better match the long-term nature of our immediate annuities, we continue to increase performance-based investments in which we have ownership interests, and a greater proportion of return is derived from idiosyncratic asset or operating performance. Performance-based income can vary significantly between periods and is influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.
Net realized capital gains in 2017 primarily relate to net gains on sales, as well as gains from valuation changes in public securities held in certain limited partnerships, partially offset by impairment write-downs and derivative valuation losses. Net realized capital losses in 2016 primarily related to impairment write-downs, partially offset by net gains on sales in connection with ongoing portfolio management. Net realized capital gains in 2015 included gains on sales of longer duration fixed income securities in connection with the maturity profile shortening and equity securities in connection with ongoing portfolio management.
Contract benefits decreased 2.0% or $12 million in 2017 compared to 2016, primarily due to immediate annuity mortality experience. Contract benefits increased 0.7% or $4 million in 2016 compared to 2015, primarily due to unfavorable immediate annuity mortality experience.
As of December 31, 2017, our premium deficiency and profits followed by losses evaluations for our immediate annuities with life contingencies concluded that no adjustments were required to be recognized. For further detail on these evaluations, see Reserve for life-contingent contract benefits estimation in the Application of Critical Accounting Estimates section.
Benefit spread reflects our mortality results using the difference between contract charges earned and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies. This implied interest totaled $501 million, $511 million and $514 million in 2017, 2016 and 2015, respectively. Total benefit spread was $(84) million, $(86) million and $(80) million in 2017, 2016 and 2015, respectively.
Interest credited to contractholder funds decreased 7.9% or $32 million in 2017 compared to 2016 and decreased 8.6% or $38 million in 2016 compared to 2015, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $1 million in 2017 compared to $3 million in 2016 and $2 million in 2015.
Investment spread reflects the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits and is used to analyze the impact of net investment income and interest credited to contractholders on net income.

Investment spread
	For the years ended December 31,
($ in millions)	2017	2016	2015
Investment spread before valuation changes on embedded derivatives not hedged	$432	$268	$368
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(1)	(3)	(2)
Total investment spread	$431	$265	$366
Investment spread before valuation changes on embedded derivatives not hedged increased 61.2% to $432 million in 2017 compared to $268 million in 2016, primarily due to higher net investment income and lower credited interest.

Investment spread before valuation changes on embedded derivatives not hedged decreased 27.2% to $268 million in 2016 compared to $368 million in 2015, primarily due to lower net investment income.

82 www.allstate.com

Allstate Annuities 2017 Form 10-K

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities, interest crediting rates and investment spreads. Investment spreads may vary significantly between periods due to the variability in investment income, particularly for immediate fixed annuities where the investment portfolio includes performance-based investments.

Analysis of investment spread
	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Deferred fixed annuities and institutional products	4.2%	4.1%	4.3%	2.8%	2.8%	2.8%	1.4%	1.3%	1.5%
Immediate fixed annuities with and without life contingencies	8.0	6.5	7.0	6.0	5.9	5.9	2.0	0.6	1.1
The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2017 for certain fixed annuities where management has the ability to change the crediting rate, subject to a contractual minimum. Other products, including equity-indexed, variable and immediate annuities totaling $4.66 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

Weighted average guaranteed crediting rates and weighted average current crediting rates
($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.12%	3.12%	$4,945
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.28	4.08	514
Resettable after 12 months	1.81	2.72	813

(1)	These contracts include interest rate guarantee periods which are typically 5, 6 or 10 years.
Operating costs and expenses increased 9.4% or $3 million in 2017 compared to 2016, primarily due to higher guaranty fund expenses. 2016 included a reduction in the accrual for anticipated guaranty fund expenses.

Operating costs and expenses decreased 15.8% or $6 million in 2016 compared to 2015, primarily due to lower employee related and other operating costs as a result of the runoff of the business.
Analysis of reserves and contractholder funds

Product liabilities
	For the years ended December 31,
($ in millions)	2017	2016	2015
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	$5,284	$5,029	$5,030
Standard structured settlements and SPIA (2)	3,565	3,592	3,682
Other	85	100	105
Reserve for life-contingent contract benefits	$8,934	$8,721	$8,817

Deferred fixed annuities	$8,128	$8,921	$9,748
Immediate fixed annuities without life contingencies	2,700	2,874	3,094
Other (3)	108	120	228
Contractholder funds	$10,936	$11,915	$13,070

(1)
Comprises structured settlement annuities for annuitants with severe injuries or other health impairments which increased their expected mortality rate at the time the annuity was issued (“sub-standard structured settlements”) and group annuity contracts issued to sponsors of terminated pension plans (“ABO”). Sub-standard structured settlements comprise 5% of our immediate annuity policies in force and 53% of the immediate annuity reserve for life-contingent contract benefits.

(2)	Comprises structured settlement annuities for annuitants with standard life expectancy (“standard structured settlements”) and single premium immediate annuities (“SPIA”) with life contingencies.

(3)	Includes $85 million of institutional products as of December 31, 2015.

The Allstate Corporation 83

2017 Form 10-K Allstate Annuities

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

Changes in contractholder funds
	For the years ended December 31,
($ in millions)	2017	2016	2015
Contractholder funds, beginning balance	$11,915	$13,070	$14,427

Deposits	28	42	42

Interest credited	370	403	442

Benefits, withdrawals, maturities and other adjustments
Benefits	(638)	(705)	(790)
Surrenders and partial withdrawals	(723)	(780)	(1,003)
Maturities of and interest payments on institutional products	—	(86)	(1)
Contract charges	(9)	(9)	(9)
Net transfers from separate accounts	1	1	1
Other adjustments (1)	(8)	(21)	(39)
Total benefits, withdrawals, maturities and other adjustments	(1,377)	(1,600)	(1,841)
Contractholder funds, ending balance	$10,936	$11,915	$13,070

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

Contractholder funds decreased 8.2% and 8.8% in 2017 and 2016, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities but still accept additional deposits on existing contracts.
Contractholder deposits decreased 33.3% in 2017 compared to 2016, primarily due to lower additional deposits on fixed annuities. Contractholder deposits in 2016 were comparable to 2015.
Surrenders and partial withdrawals decreased 7.3% to $723 million in 2017 from $780 million in 2016.

Surrenders and partial withdrawals decreased 22.2% to $780 million in 2016 from $1.00 billion in 2015. The surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of year contractholder funds, was 8.7% in 2017 compared to 8.6% in 2016 and 9.9% in 2015.
Maturities of and interest payments on institutional products included an $85 million maturity in 2016. There were no institutional products outstanding as of December 31, 2017 or 2016.
Allstate Annuities reinsurance ceded
We ceded substantially all of the risk associated with our variable annuity business to Prudential Insurance Company of America (“Prudential”). Our reinsurance recoverables from Prudential totaled $1.35 billion and $1.41 billion as of December 31, 2017 and 2016, respectively. We also have reinsurance recoverables from other reinsurers of $17 million and $18 million as of December 31, 2017 and 2016, respectively.

We retain primary liability as a direct insurer for all risks ceded to reinsurers. We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2017.

84 www.allstate.com

Investments 2017 Form 10-K

Investments
2017 Highlights

•	Investments totaled $82.80 billion as of December 31, 2017, increasing from $81.80 billion as of December 31, 2016.

•	Unrealized net capital gains totaled $2.63 billion as of December 31, 2017, increasing from $1.77 billion as of December 31, 2016.

•	Net investment income was $3.40 billion in 2017, an increase of 11.8% from $3.04 billion in 2016.

•	Net realized capital gains were $445 million in 2017 compared to net realized capital losses of $90 million in 2016.
Overview and strategy  The return on our investment portfolios is an important component of our ability to offer good value to customers, fund business improvements and create value for shareholders. Investment portfolios are held for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other operations. While taking into consideration the investment portfolio in aggregate, management of the underlying portfolios is significantly influenced by the nature of each respective business and its corresponding liability profile. For each operation, we identify a strategic asset allocation which considers both the nature of the liabilities and the risk and return characteristics of the various asset classes in which we invest. This allocation is informed by our long-term and market expectations, as well as other considerations such as risk appetite, portfolio diversification, duration, desired liquidity and capital. Within appropriate ranges relative to strategic allocations, tactical allocations are made in consideration of prevailing and potential future market conditions. We manage risks that involve uncertainty related to interest rates, credit spreads, equity returns and currency exchange rates.
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
The Service Businesses portfolio is focused on protection of principal and consistent income generation, within a total return framework. The portfolio is largely comprised of fixed income securities with a lesser allocation to equity securities and short-term investments.

The Allstate Life portfolio is comprised of assets chosen to generate returns to support corresponding liabilities within an asset-liability framework that targets an appropriate return on capital. This portfolio is well diversified and primarily consists of longer duration fixed income securities and commercial mortgage loans.
The Allstate Benefits portfolio is focused on generating an appropriate return on capital. The portfolio is largely comprised of fixed income securities and commercial mortgage loans with a small allocation to equity securities.
The Allstate Annuities portfolio is managed to ensure the assets match the characteristics of the liabilities. For longer-term immediate annuity liabilities, we invest primarily in performance-based investments such as limited partnerships and equity securities. For shorter-term annuity liabilities, we invest primarily in fixed income securities and commercial mortgage loans with maturity profiles aligned with liability cash flow requirements.
The Corporate and Other portfolio balances liquidity needs related to the corporate capital structure with the pursuit of returns.
Within each segment, we utilize two primary strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may be moved between strategies.
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
Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk. Returns are impacted by a variety of factors including general macroeconomic and public market conditions as public benchmarks are often used in the valuation of underlying investments. Variability in earnings will also result from the performance of the underlying assets or business and the timing of sales of those investments. Earnings from the sales of investments may be recorded as net investment income or realized capital gains and losses. The portfolio, which primarily includes private equity and real estate with a majority being limited partnerships, is diversified across a number of characteristics, including managers or

The Allstate Corporation 85

2017 Form 10-K Investments

partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and often enhance returns and income through transformation at the company or property level. A portion of these investments seek returns in markets or asset classes that are dislocated or special situations, primarily in private markets.
Outlook
In December 2017, the Federal Open Market Committee (“FOMC”) tightened monetary policy by setting the new target range for the federal funds rate at 1-1/4 percent to 1-1/2 percent and maintained their inflation target of 2 percent.  The FOMC noted that monetary policy remains accommodative, thereby supporting strong labor market conditions and a return to 2 percent inflation.  The path of the federal funds rate increase will depend on economic conditions and their impact on the economic outlook.  We anticipate that interest rates will continue to increase but remain below historical averages and that financial markets may continue to have periods of high volatility and less liquidity. We plan to focus on the following priorities:

•	Enhance investment portfolio returns through dynamic asset allocation and tax efficiency.

•	Leverage our broad capabilities to shift the portfolio mix to earn higher risk-adjusted returns on capital.

•	Invest for the specific needs and characteristics of Allstate’s businesses, including its corresponding liability profile.
We continue to increase performance-based investments in our portfolios, consistent with our ongoing strategy to have a greater proportion of return derived from idiosyncratic asset or operating performance.
Invested assets and market-based income are expected to decline in line with reductions in contractholder funds and income related to performance-based investments will result in variability of earnings for the Allstate Annuities segment. Additionally, investment income may decline to the extent we reinvest investment proceeds at market yields that are below the current portfolio yield.

Portfolio composition and strategy by reporting segment (1)
	As of December 31, 2017
($ in millions)	Property-Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other	Total
Fixed income securities (2)	$31,740	$757	$7,904	$1,159	$15,691	$1,741	$58,992
Equity securities (3)	4,752	144	42	89	1,584	10	6,621
Mortgage loans	394	—	1,823	195	2,122	—	4,534
Limited partnership interests	3,599	—	—	—	3,141	—	6,740
Short-term investments (4)	909	53	228	18	529	207	1,944
Other	1,789	—	1,213	315	655	—	3,972
Total	$43,183	$954	$11,210	$1,776	$23,722	$1,958	$82,803

Market-based core	$31,255	$954	$11,210	$1,776	$19,368	$1,958	$66,521
Market-based active	8,157	—	—	—	1,191	—	9,348
Performance-based	3,771	—	—	—	3,163	—	6,934
Total	$43,183	$954	$11,210	$1,776	$23,722	$1,958	$82,803

(1)	Balances reflect the elimination of related party investments between segments.

(2)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.59 billion, $760 million, $7.41 billion, $1.12 billion, $14.91 billion, $1.74 billion and $57.53 billion for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in Total, respectively.

(3)
Equity securities are carried at fair value. Cost basis for these securities was $3.93 billion, $144 million, $41 million, $57 million, $1.28 billion, $10 million and $5.46 billion for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in Total, respectively.

(4)	Short-term investments are carried at fair value.
Investments totaled $82.80 billion as of December 31, 2017, increasing from $81.80 billion as of December 31, 2016, primarily due to higher equity and fixed income valuations and positive operating cash flows partially offset by common share repurchases, the $1.4 billion SquareTrade acquisition on January 3, 2017, net reductions in contractholder funds and dividends paid to shareholders.

86 www.allstate.com

Investments 2017 Form 10-K

Portfolio composition by investment strategy
	As of December 31, 2017
($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$50,891	$8,027	$74	$58,992
Equity securities	5,438	1,045	138	6,621
Mortgage loans	4,534	—	—	4,534
Limited partnership interests	695	—	6,045	6,740
Short-term investments	1,858	86	—	1,944
Other	3,105	190	677	3,972
Total	$66,521	$9,348	$6,934	$82,803
% of total	80%	11%	9%

Unrealized net capital gains and losses
Fixed income securities	$1,446	$21	$—	$1,467
Equity securities	1,050	95	15	1,160
Limited partnership interests	—	—	1	1
Other	(1)	—	—	(1)
Total	$2,495	$116	$16	$2,627
During 2017, strategic actions focused on optimizing portfolio yield, return and risk in the low interest rate environment.
We continued to increase performance-based investments in both the Property-Liability and Allstate Annuities portfolios.
We maintained the maturity profile of our fixed income securities at a duration of 3.3, 5.7 and 4.1 years for the Property-Liability, Allstate Life and Allstate Annuities portfolios, respectively. These actions have reduced our exposure to rising rates.

In the Allstate Annuities portfolio, invested assets and market-based income declined in line with reductions in contractholder funds. Performance-based investments and equity securities will continue to be allocated primarily to the longer-term immediate annuity liabilities to improve returns on those products while shorter-term annuity liabilities will be invested in market-based investments.

Fixed income securities by type
	Fair value as of December 31,
($ in millions)	2017	2016
U.S. government and agencies	$3,616	$3,637
Municipal	8,328	7,333
Corporate	44,026	43,601
Foreign government	1,021	1,075
Asset-backed securities (“ABS”)	1,272	1,171
Residential mortgage-backed securities (“RMBS”)	578	728
Commercial mortgage-backed securities (“CMBS”)	128	270
Redeemable preferred stock	23	24
Total fixed income securities	$58,992	$57,839
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of December 31, 2017, 87.2% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The Allstate Corporation 87

2017 Form 10-K Investments

Fair value and unrealized net capital gains and losses for fixed income securities by credit quality
	As of December 31, 2017
	Investment grade		Below investment grade		Total
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,616	$36	$—	$—	$3,616	$36
Municipal
Tax exempt	5,969	(1)	41	—	6,010	(1)
Taxable	2,283	275	35	1	2,318	276
Corporate
Public	27,881	602	4,190	103	32,071	705
Privately placed	9,225	258	2,730	67	11,955	325
Foreign government	1,021	16	—	—	1,021	16
ABS
Collateralized debt obligations (“CDO”)	539	—	40	7	579	7
Consumer and other asset-backed securities (“Consumer and other ABS”)	688	(2)	5	1	693	(1)
RMBS
U.S. government sponsored entities (“U.S. Agency”)	103	2	—	—	103	2
Non-agency	30	1	445	95	475	96
CMBS	46	—	82	4	128	4
Redeemable preferred stock	23	2	—	—	23	2
Total fixed income securities	$51,424	$1,189	$7,568	$278	$58,992	$1,467
Municipal bonds, including tax exempt and taxable securities, totaled $8.33 billion as of December 31, 2017 with 99.1% rated investment grade and an unrealized net capital gain of $275 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
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
Corporate bonds, including publicly traded and privately placed, totaled $44.03 billion as of December 31, 2017, with an unrealized net capital gain of $1.03 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
Our $11.96 billion portfolio of privately placed securities is diversified by issuer, industry sector and country. The portfolio is made up of 449 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after due diligence of the issuer, typically including discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.
Our corporate bonds portfolio includes $6.92 billion of below investment grade bonds, $2.73 billion of which are privately placed. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 294 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market, yet with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
Foreign government securities totaled $1.02 billion as of December 31, 2017, with 100.0% rated investment grade and an unrealized net capital gain of $16 million. Of these securities, 73.6% are in Canadian governmental and provincial securities (68.8% of which are held by our Canadian companies), 18.8% are backed by the U.S. government and the remaining 7.6% are highly diversified in other foreign governments.
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

88 www.allstate.com

Investments 2017 Form 10-K

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
ABS, including CDO and Consumer and other ABS, totaled $1.27 billion as of December 31, 2017, with 96.5% rated investment grade and an unrealized net capital gain of $6 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $579 million as of December 31, 2017, with 93.1% rated investment grade and an unrealized net capital gain of $7 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $693 million as of December 31, 2017, with 99.3% rated investment grade. Consumer and other ABS consists of $273 million of consumer auto, $175 million of credit card and $245 million of other ABS with unrealized net capital losses of $1 million, $1 million and an unrealized net capital gain of $1 million, respectively.
RMBS totaled $578 million as of December 31, 2017, with 23.0% rated investment grade and an unrealized net capital gain of $98 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $475 million as of December 31, 2017, with 6.3% rated investment grade and an unrealized net capital gain of $96 million.
CMBS totaled $128 million as of December 31, 2017, with 35.9% rated investment grade and an unrealized net capital gain of $4 million. The CMBS portfolio is subject to credit risk and has a sequential pay-down structure. The CMBS investments are primarily traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. The equity securities portfolio was $6.62 billion as of December 31, 2017, with an unrealized net capital gain of $1.16 billion.
Mortgage loans, which are primarily held in the life and annuity portfolios, totaled $4.53 billion as of December 31, 2017 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.
Limited partnership interests include interests in private equity funds, real estate funds and other funds.

The Allstate Corporation 89

2017 Form 10-K Investments

Carrying value and other information for limited partnership interests
	As of December 31, 2017
($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”) (1)	$1,179	$103	$45	$1,327
Equity method of accounting (“EMA”) (2)	3,573	1,190	650	5,413
Total	$4,752	$1,293	$695	$6,740

Number of managers	130	46	13	189
Number of individual investments	252	90	15	357
Largest exposure to single investment	$197	$144	$265

(1)
Beginning January 1, 2018, due to the adoption of the new accounting standard for the recognition and measurement of financial assets and liabilities, cost method limited partnerships (excluding limited partnership interests accounted for on a cost recovery basis) will be measured at fair value with changes in fair value recognized in net income. The existing carrying value of these investments will increase to fair value with the offsetting adjustment, after-tax, recognized in retained income through a cumulative effect adjustment. See Note 2 of the consolidated financial statements for additional details on the new accounting standard.

(2)
Total EMA includes approximately $854 million of cumulative pre-tax appreciation. EMA limited partnerships are included in our comprehensive portfolio monitoring process to identify other-than-temporary impairment. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

Short-term investments totaled $1.94 billion as of December 31, 2017, which includes securities lending collateral of $808 million.
Other investments primarily comprise $1.70 billion of bank loans, $905 million of policy loans, $538 million of agent loans (loans issued to exclusive Allstate agents), $468 million of real estate and $127 million of derivatives as of December 31, 2017. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.

Unrealized net capital gains totaled $2.63 billion as of December 31, 2017 compared to $1.77 billion as of December 31, 2016. The appreciation of equity securities reflected strong equity markets, partially offset by realization of gains from the sale of securities. Fixed income valuations increased on lower market yields resulting from tighter credit spreads, partially offset by realization of gains from the sale of securities.

Unrealized net capital gains and losses
	As of December 31,
($ in millions)	2017	2016
U.S. government and agencies	$36	$65
Municipal	275	217
Corporate	1,030	859
Foreign government	16	32
ABS	6	2
RMBS	98	77
CMBS	4	8
Redeemable preferred stock	2	3
Fixed income securities	1,467	1,263
Equity securities (1)	1,160	509
Derivatives	(1)	2
EMA limited partnerships	1	(4)
Unrealized net capital gains and losses, pre-tax	$2,627	$1,770

(1)
Beginning January 1, 2018, due to the adoption of the new accounting standard for the recognition and measurement of financial assets and liabilities, equity securities will be measured at fair value with changes in fair value recognized in net income. The existing unrealized net capital gains and losses, after-tax, will be reclassified to retained income through a cumulative-effect adjustment. See Note 2 of the consolidated financial statements for additional details on the new accounting standard.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in our evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be

90 www.allstate.com

Investments 2017 Form 10-K

considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost. All investments in an unrealized loss position as of December 31, 2017 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.
The unrealized net capital gain for the fixed income portfolio totaled $1.47 billion, comprised of $1.75 billion of gross unrealized gains and $283 million of gross unrealized losses as of December 31, 2017. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.26 billion, comprised of $1.71 billion of gross unrealized gains and $447 million of gross unrealized losses as of December 31, 2016.

Gross unrealized gains and losses on fixed income securities by type and sector
	As of December 31, 2017
	Amortized cost	Gross unrealized		Fair value
($ in millions)		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$13,321	$264	$(64)	$13,521
Utilities	5,655	360	(27)	5,988
Banking	3,219	32	(24)	3,227
Communications	3,331	73	(21)	3,383
Capital goods	4,835	113	(21)	4,927
Technology	3,568	56	(16)	3,608
Financial services	2,839	71	(10)	2,900
Energy	2,167	96	(9)	2,254
Basic industry	1,989	78	(5)	2,062
Transportation	1,706	83	(5)	1,784
Other	366	8	(2)	372
Total corporate fixed income portfolio	42,996	1,234	(204)	44,026
U.S. government and agencies	3,580	56	(20)	3,616
Municipal	8,053	311	(36)	8,328
Foreign government	1,005	27	(11)	1,021
ABS	1,266	13	(7)	1,272
RMBS	480	101	(3)	578
CMBS	124	6	(2)	128
Redeemable preferred stock	21	2	—	23
Total fixed income securities	$57,525	$1,750	$(283)	$58,992
The consumer goods, utilities and capital goods sectors comprise 31%, 14% and 11%, respectively, of the carrying value of our corporate fixed income securities portfolio as of December 31, 2017. The consumer goods, utilities and banking sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2017. In general, the gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $1.16 billion, comprised of $1.17 billion of gross unrealized gains and $12 million of gross unrealized losses as of December 31, 2017. This is compared to an unrealized net capital gain for the equity portfolio totaling $509 million, comprised of $594 million of gross unrealized gains and $85 million of gross unrealized losses as of December 31, 2016.

The Allstate Corporation 91

2017 Form 10-K Investments

Gross unrealized gains and losses on equity securities by sector
	As of December 31, 2017
	Amortized Cost	Gross unrealized		Fair value
($ in millions)		Gains	Losses
Energy	$293	$35	$(2)	$326
Communications	181	32	(2)	211
Consumer goods (cyclical and non-cyclical)	808	194	(2)	1,000
Basic industry	169	35	(1)	203
Utilities	92	17	(1)	108
Financial services	269	70	(1)	338
Real estate	212	20	(1)	231
Transportation	75	22	—	97
Technology	403	161	—	564
Capital goods	310	101	—	411
Banking	347	151	—	498
Funds	2,302	334	(2)	2,634
Total equity securities	$5,461	$1,172	$(12)	$6,621
As of December 31, 2017, we have not made the decision to sell and it is not more likely than not we will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
As of December 31, 2017, we have the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Net investment income
	For the years ended December 31,
($ in millions)	2017	2016	2015
Fixed income securities	$2,078	$2,060	$2,218
Equity securities	174	137	110
Mortgage loans	206	217	228
Limited partnership interests	889	561	549
Short-term investments	30	16	9
Other	236	222	192
Investment income, before expense	3,613	3,213	3,306
Investment expense (1)	(212)	(171)	(150)
Net investment income	$3,401	$3,042	$3,156

Market-based core	$2,360	$2,340	$2,495
Market-based active	301	262	213
Performance-based	952	611	598
Investment income, before expense	$3,613	$3,213	$3,306

(1)
Investment expense includes $40 million, $36 million and $19 million of investee level expenses in 2017, 2016 and 2015, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

Net investment income increased 11.8% or $359 million in 2017 compared to 2016, after decreasing 3.6% or $114 million in 2016 compared to 2015. The 2017 increase benefited from strong performance-based results, primarily from limited partnerships, an increase in invested assets and stable market-based yields, partially offset by higher employee-related expenses.

The 2016 decrease was primarily due to lower fixed income yields resulting from lower market yields and portfolio repositioning (including both the 2015 maturity profile shortening in the portfolio supporting annuity liabilities and the shift to performance-based investments).

92 www.allstate.com

Investments 2017 Form 10-K

Performance-based investments primarily include private equity and real estate.

Investment income for performance-based investments
	For the years ended December 31,
($ in millions)	2017	2016	2015
Limited partnerships
Private equity	$725	$455	$402
Real estate	164	106	157
Performance-based - limited partnerships (1)	889	561	559

Non-limited partnerships
Private equity	19	9	10
Real estate	44	41	29
Performance-based - non-limited partnerships	63	50	39

Total
Private equity	744	464	412
Real estate	208	147	186
Total performance-based	$952	$611	$598

Investee level expenses (2)	$(35)	$(32)	$(19)

(1)
Other limited partnership interests where the underlying assets consist of public securities are held in the market-based core portfolio and are not included in the table above. Investment income (loss) for these limited partnership interests was zero for both 2017 and 2016, and $(10) million in 2015.

(2)
Investee level expenses include depreciation and asset level operating expenses reported in investment expense. When calculating the pre-tax yields, investee level operating expenses are netted against income for directly held real estate and other consolidated investments.

Performance-based investment income increased 55.8% or $341 million in 2017 compared to an increase of 2.2% or $13 million in 2016. The increase reflects asset appreciation, sales of underlying investments, and the continued growth of our performance-based portfolio.
The five highest contributing performance-based investments in 2017 and 2016 generated investment income of $210 million and $147 million, respectively. Performance-based results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Components of realized capital gains and losses and the related tax effect
	For the year December 31,
($ in millions)	2017	2016	2015
Impairment write-downs
Fixed income securities	$(26)	$(44)	$(75)
Equity securities	(38)	(125)	(59)
Mortgage Loans	(1)	—	4
Limited partnership interests	(32)	(56)	(51)
Other investments	(5)	(9)	(14)
Total impairment write-downs	(102)	(234)	(195)
Change in intent write-downs	(48)	(69)	(221)
Net other-than-temporary impairment losses recognized in earnings	(150)	(303)	(416)
Sales and other	641	213	470
Valuation and settlements of derivative instruments	(46)	—	(24)
Realized capital gains and losses, pre-tax	445	(90)	30
Income tax (expense) benefit	(147)	34	(11)
Realized capital gains and losses, after-tax	$298	$(56)	$19

Market-based core	$309	$(40)	$70
Market-based active	177	21	9
Performance-based	(41)	(71)	(49)
Realized capital gains and losses, pre-tax	$445	$(90)	$30

The Allstate Corporation 93

2017 Form 10-K Investments

Realized capital gains and losses in 2017 primarily related to net gains on sales, as well as gains from valuation changes in public securities held in certain limited partnerships, partially offset by impairment and change in intent write-downs, and derivative valuation losses.
Impairment write-downs totaled $102 million, $234 million and $195 million in 2017, 2016 and 2015, respectively.
Equity securities were written down in 2017, 2016 and 2015 primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and prospects of the issuer, including relevant industry conditions and trends.
Impairment write-downs on limited partnership interests and fixed income securities in 2017 related to investment specific circumstances.
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
Impairment write-downs on fixed income securities in 2015 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances including exposure to oil and natural gas, defaulted special assessment municipal bonds, and collateralized loan obligations that experienced deterioration in expected cash flows. Limited partnership write-downs primarily related to two investments that had been impacted by the decline in natural gas prices. Impairment write-downs in 2015 included $97 million and $18 million of investments with exposure to the energy sector and metals and mining exposure in the basic industry sector, respectively.
Change in intent write-downs totaled $48 million, $69 million and $221 million in 2017, 2016 and 2015, respectively. The change in intent write-downs primarily relate to equity securities that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio. As of December 31, 2017, these holdings totaled $2.03 billion. For certain equity securities managed by third parties, we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings. As of December 31, 2017, these holdings totaled $58 million and we recognized change in intent write-downs of $1 million in 2017.
Sales and other generated $641 million, $213 million and $470 million of net realized capital gains in 2017, 2016 and 2015, respectively.
Sales and other in 2017 and 2016 included sales of equity and fixed income securities in connection with ongoing portfolio management, as well as gains from valuation changes in public securities held in certain limited partnerships. Sales in first quarter 2016 included $105 million of losses on $1.90 billion of sales to reduce our exposure to the energy, metals and mining sectors. Sales and other in 2015 included sales of longer duration fixed income securities in connection with the maturity profile shortening in the portfolio supporting annuity liabilities and equity securities in connection with ongoing portfolio management, as well as losses from valuation changes in public securities held in certain limited partnerships.
Valuation and settlements of derivative instruments net realized capital losses were $46 million in 2017, net realized capital gains netted to zero in 2016 and net realized capital losses were $24 million in 2015. 2017 primarily comprised losses on foreign currency contracts due to the weakening of the U.S. Dollar and losses on equity futures used for risk management due to increases in equity indices. 2016 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar, offset by losses on equity futures used for risk management due to increases in equity indices and losses on credit default swaps due to the tightening of credit spreads on the underlying credit names. The net realized capital losses in 2015 primarily comprised losses on foreign currency contracts due to the weakening of the Canadian dollar.

94 www.allstate.com

Investments 2017 Form 10-K

Realized capital gains and losses for performance-based investments
	For the years ended December 31,
($ in millions)	2017	2016	2015
Limited partnerships
Private equity	$(38)	$(57)	$(46)
Real estate	7	5	(4)
Performance-based - limited partnerships (1)	(31)	(52)	(50)

Non-limited partnerships
Private equity	(26)	(21)	3
Real estate	16	2	(2)
Performance-based - non-limited partnerships	(10)	(19)	1

Total
Private equity	(64)	(78)	(43)
Real estate	23	7	(6)
Total performance-based	$(41)	$(71)	$(49)

(1)
Other limited partnership interests where the underlying assets consist of public securities are held in the market-based core portfolio and are not included in the table above. Realized capital gains and losses were $163 million, $31 million and $(43) million in 2017, 2016 and 2015, respectively, for these limited partnership interests.

Realized capital losses on performance based investments were $41 million, $71 million and $49 million in 2017, 2016 and 2015, respectively. 2017 included impairment write-downs on private equity investments and derivative losses related to the hedging of foreign currency risk, partially offset by gains on sale of real estate investments. 2016 included impairment write-downs on certain investments with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down. 2015 included impairment write-downs primarily related to two energy related investments that had been impacted by a decline in natural gas prices.

The Allstate Corporation 95

2017 Form 10-K Market Risk

Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices, commodity prices or currency exchange rates. Adverse changes to these rates and prices may occur due to changes in fiscal policy, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness and/or risk tolerance. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices. We have no direct exposure to commodity price changes.
The active management of market risk is integral to our results of operations. We may use the following approaches to manage exposure to market risk within defined tolerance ranges: 1) rebalancing existing asset or liability portfolios, 2) changing the type of investments purchased in the future and 3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of our use of derivative instruments, see Note 7 of the consolidated financial statements.
Overview  In formulating and implementing guidelines for investing funds, we seek to earn attractive risk-adjusted returns that enhance our ability to offer competitive rates and prices to customers while contributing to stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are informed by the underlying risks and product profiles. Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. Subsidiaries that conduct investment activities follow policies that have been approved by their respective boards of directors and which specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary. Executive oversight of investment activities is conducted primarily through subsidiaries’ boards of directors and investment committees.
For life and annuity products, the asset-liability management (“ALM”) policies further define the overall framework for managing market and investment risks and are approved by the subsidiaries’ respective boards of directors. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns while incorporating future expected cash requirements to repay liabilities. These ALM policies specify limits, ranges and/or targets for investments that best meet business objectives in light of the unique demands and characteristics of the product liabilities and are intended to result in a prudent, methodical and effective adjudication of market risk and return.
We use widely-accepted quantitative and qualitative approaches to measure, monitor and manage market risk. We evaluate our market risk exposure using multiple measures including but not limited to:

• Duration, a measure of the price sensitivity of assets and liabilities to changes in interest rates
• Value-at-risk, a statistical estimate of the probability that the change in fair value of a portfolio will exceed a certain amount over a given time horizon
• Scenario analysis, an estimate of the potential changes in the fair value of a portfolio that could occur under hypothetical market conditions defined by changes to multiple market risk factors: interest rates, credit spreads, equity prices or currency exchange rates

• Sensitivity analysis, an estimate of the potential changes in the fair value of a portfolio that could occur using hypothetical shocks to a market risk factor
In general, we establish investment portfolio asset allocation and market risk limits based upon a combination of duration, value-at-risk, scenario analysis and sensitivity analysis. The asset allocation limits place restrictions on the total funds that may be invested within an asset class. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. Although we apply a similar overall philosophy to market risk, the underlying business frameworks and the accounting and regulatory environments may differ between our products and therefore affect investment decisions and risk parameters.
Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest-bearing assets and liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities. Changes in interest rates can have favorable and unfavorable effects on our results. For example, increases in rates can improve investment income, but decrease the fair value of our fixed income securities portfolio and increase policyholder surrenders requiring us to liquidate assets. Decreases in rates could increase the fair value of our fixed income securities portfolio while decreasing investment income due to reinvesting at lower market yields and accelerating pay-downs and prepayments of certain investments.
For our corporate debt, we monitor market interest rates and evaluate refinancing opportunities as maturity dates approach. To mitigate this risk, we structure the maturity dates of our debt. For further detail regarding our debt, see Note 12 of the consolidated financial statements and the Capital Resources and Liquidity section of the MD&A.
We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities and our assessment of overall economic and capital risk. One of the measures used to quantify this exposure is duration. The difference in the duration of our assets relative to our liabilities is our duration gap. To calculate the duration gap between assets and

96 www.allstate.com

Market Risk 2017 Form 10-K

liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments, and certain other items including, unearned premiums, claims and claims expense reserves, annuity liabilities and other interest-sensitive liabilities.
The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to callable municipal and corporate bonds, fixed rate single and flexible premium deferred annuities, mortgage-backed securities and municipal housing bonds. Additionally, the calculations include assumptions regarding the renewal of property and casualty products.
As of December 31, 2017, the difference between our asset and liability duration was a (2.16) gap compared to a (2.02) gap as of December 31, 2016. The calculation excludes traditional and interest-sensitive life insurance and accident and health insurance products that are not considered financial instruments. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets, while a positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. Due to the relatively short duration of our property and casualty liabilities, primarily related to auto and homeowners claims, the investments generally maintain a positive duration gap between assets and liabilities. In contrast, for our annuity products the duration gap maybe positive or negative as the assets and liabilities vary based on the characteristics of the products in-force and investing activity. As of December 31, 2017, property and casualty products had a positive duration gap while annuity products had a negative duration gap.
To reduce the risk that investment returns are below levels required to meet the funding needs of certain liabilities, we are executing our performance-based strategy that supplements market risk with idiosyncratic risk. We are using these investments, in addition to public equity securities, to support a portion of our property and casualty products and long-term annuity liabilities. Shorter-term annuity liabilities will continue to be invested in market-based investments to generate cash flows that will fund future claims, benefits and expenses, and that will earn stable returns across a wide variety of interest rate and economic scenarios. Performance-based investments and public equity securities are generally not interest-bearing; accordingly, using them to support interest-

bearing liabilities contributes toward a negative duration gap.
Based upon the information and assumptions used in the duration calculation, and market interest rates as of December 31, 2017, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the fair value of the assets net of liabilities by $1.65 billion, compared to an increase of $1.50 billion as of December 31, 2016, reflecting year to year changes in duration and the amount of assets and liabilities. The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
The estimate excludes traditional and interest-sensitive life insurance and accident and health insurance products that are not considered financial instruments and the $11.06 billion of assets supporting them and the associated liabilities. The $11.06 billion of assets excluded from the calculation increased from $10.85 billion as of December 31, 2016. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting the excluded products would decrease in value by $620 million compared to a decrease of $560 million as of December 31, 2016. To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculations assume the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the effect of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.
Credit spread risk is the risk that we will incur a loss due to adverse changes in credit spreads (“spreads”). Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. The magnitude of the spread will depend on the likelihood that a particular issuer will default. This risk arises from many of our primary activities, as we invest substantial funds in spread-sensitive fixed income assets. We manage the spread risk in our assets. One of the measures used to quantify this exposure is spread duration. Spread duration measures the price sensitivity of the assets to changes in spreads. For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by 5%.
Spread duration is calculated similarly to interest rate duration. As of December 31, 2017, the spread duration was 3.99, compared to 3.97 as of December 31, 2016. Based upon the information and assumptions we use in this spread duration calculation, and market spreads as of December 31, 2017, we estimate that a 100 basis point immediate, parallel

The Allstate Corporation 97

2017 Form 10-K Market Risk

increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $2.46 billion compared to $2.40 billion as of December 31, 2016. Reflected in the spread duration calculation are the effects of tactical positions that include the use of credit default swaps to manage spread risk. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2017, we held $6.33 billion in common stocks and exchange traded and mutual funds and $7.03 billion in other investments with equity risk (including primarily limited partnership interests and non-redeemable preferred securities), compared to $5.48 billion and $6.00 billion, respectively, as of December 31, 2016. 71.1% of the common stocks and exchange traded and mutual funds and 54.8% of the other securities with equity risk supported property and casualty products as of December 31, 2017, compared to 71.3% and 53.5%, respectively, as of December 31, 2016.
As of December 31, 2017, our portfolio of common stocks and other investments with equity risk had a cash market portfolio beta of 1.03, compared to a beta of 1.04 as of December 31, 2016. Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”). Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 10.3%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2017, we estimate that an immediate increase or decrease in the S&P 500 of 10% would increase or decrease the net fair value of our equity investments by $1.37 billion, of which approximately 50% relates to public securities, compared to $1.20 billion as of December 31, 2016. The selection of a 10% immediate increase or decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. The beta of our common stocks and other investments with equity risk was determined by calculating the change in the fair value of the portfolio resulting from stressing the equity market up and down 10%. The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.
As of December 31, 2017 and 2016, we had separate account assets related to variable annuity and variable life contracts with account values totaling $3.44 billion and $3.39 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total direct and assumed variable life contract charges for 2017 and 2016 were $41 million and $40 million, respectively. Separate account liabilities related to variable life contracts were $70 million and $66 million as of December 31, 2017 and 2016, respectively.
As of December 31, 2017 and 2016, we had $1.85 billion and $1.81 billion, respectively, in equity-indexed life and annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.
Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks, limited partnership interests, and our Canadian, Northern Ireland and Indian operations. We also have investments in certain fixed income securities and emerging market fixed income funds that are denominated in foreign currencies. Derivatives are used to hedge approximately 4% of this foreign currency risk.
As of December 31, 2017, we had $2.18 billion in foreign currency denominated equity investments, $1.02 billion net investment in our foreign subsidiaries, primarily related to our Canadian operations, and $112 million in unhedged non-U.S. dollar fixed income securities. These amounts were $1.86 billion, $901 million, and $97 million, respectively, as of December 31, 2016.
Based upon the information and assumptions used as of December 31, 2017, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $326 million, compared with an estimated $269 million decrease as of December 31, 2016. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
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

98 www.allstate.com

Pension and Other Postretirement Plans 2017 Form 10-K

Pension and Other Postretirement Plans
Our defined benefit pension plans cover most full-time employees, certain part-time employees and employee-agents. Benefits are based primarily on a cash balance formula; however, certain participants have a significant portion of their benefits attributable to a former final average pay formula. 88% of the projected benefit obligation (“PBO”) of our primary qualified employee plan is related to the former final average pay formula. See Note 17 of the consolidated financial statements for a discussion of these plans and their effect on the consolidated financial statements.
Changes in assumptions can significantly affect the amounts recorded for net periodic pension cost and AOCI, particularly the discount rate and the expected long-term rate of return on plan assets. The discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds and bonds with a make-whole provision available in the Bloomberg corporate bond universe having ratings of at least “AA” by S&P or at least “Aa” by Moody’s on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost and AOCI.
Holding other assumptions constant, a hypothetical decrease of 100 basis points in the discount rate would result in an increase of $29 million, pre-tax, in net periodic pension cost and a $570 million, after-tax, increase in the unrecognized pension cost liability recorded as AOCI as of December 31, 2017, compared to an increase of $28 million, pre-tax, in net periodic pension cost and a $446 million, after-tax, increase in the unrecognized pension cost liability as of December 31, 2016. A hypothetical increase of 100 basis points in the discount rate would decrease net periodic pension cost by $24 million, pre-tax, and would decrease the unrecognized pension cost liability recorded as AOCI by $476 million, after-tax, as of December 31, 2017, compared to a decrease in net periodic pension cost of $25 million, pre-tax, and a $375 million, after-tax, decrease in the unrecognized pension cost liability recorded as AOCI as of December 31, 2016. The 2017 estimated change in the unrecognized pension cost liability recorded in AOCI is at the newly enacted 21% U.S. corporate tax rate.
This non-symmetrical range results from the non-linear relationship between discount rates and pension obligations, and changes in the amortization of unrealized net actuarial gains and losses.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. While this rate reflects long-term assumptions and is consistent with long-term historical returns, sustained changes in the market or changes in the mix of plan assets may lead to revisions in the assumed long-term rate of return on plan assets that may result in variability of pension cost. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are a component of unrecognized pension cost liability recorded as AOCI.
Holding other assumptions constant, a hypothetical decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $58 million, pre-tax, in net periodic pension cost as of December 31, 2017, compared to $56 million, pre-tax, as of December 31, 2016. A hypothetical increase of 100 basis points in the expected long-term rate of return on plan assets would result in a decrease in net periodic pension cost of $58 million, pre-tax, as of December 31, 2017, compared to $56 million, pre-tax, as of December 31, 2016.
Estimated 2018 net periodic pension cost is $81 million, decreasing from $255 million in 2017, primarily due to lower expected settlement charges and interest costs and higher than expected asset returns in 2017 and includes expected settlement charges of $27 million primarily for lump sum payments under the employee-agent plan. Pension expense is reported consistent with other types of employee compensation and as a result is included in claims expense, operating costs and expenses and investment expense.
Settlement losses are likely to continue for some period in the future as we settle our remaining pension obligations from the employee-agent plan by making lump sum distributions. We may incur settlement losses in our primary employee plan over time as a result of a lower threshold, continued low interest rates and the remaining participants of the Final Average Pay becoming payment eligible.
We anticipate that the net actuarial loss for our pension plans will exceed 10% of the greater of the PBO or the market-related value of assets in 2018 and into the foreseeable future, resulting in additional amortization and net periodic pension cost. The net actuarial loss for the primary qualified employee plan will be amortized over the remaining service life of active employees (approximately 10 years) or will reverse with increases in the discount rate or better-than-expected returns on plan assets.
Target funding levels are established in accordance with applicable regulations, including those under the Internal Revenue Code (“IRC”) for U.S. pension plans, and generally accepted actuarial principles. Our funding levels were within our targeted range as of December 31, 2017. In 2017, we contributed $131 million to our pension plans. We expect to contribute $133 million for the 2018 fiscal year. This estimate could change significantly following either an improvement or decline in investment markets.

The Allstate Corporation 99

2017 Form 10-K Capital Resources and Liquidity

Capital Resources and Liquidity
2017 Highlights

•	Shareholders’ equity as of December 31, 2017 was $22.55 billion, an increase of 9.6% from $20.57 billion as of December 31, 2016.

•
On January 3, 2017, April 3, 2017, July 3, 2017 and October 2, 2017, we paid common shareholder dividends of $0.33, $0.37, $0.37 and $0.37, respectively. On November 16, 2017, we declared a common shareholder dividend of $0.37, payable on January 2, 2018. On February 7, 2018, we declared a common shareholder dividend of $0.46 payable on April 2, 2018.

•
In 2017, we returned $1.9 billion to shareholders through a combination of common stock dividends and repurchasing 4.3% of our beginning-of-year outstanding shares. As of December 31, 2017, there was $1.27 billion remaining on the $2.00 billion common share repurchase program.

Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
	As of December 31,
($ in millions)	2017	2016	2015
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$22,245	$20,989	$20,780
Accumulated other comprehensive income (loss)	306	(416)	(755)
Total shareholders’ equity	22,551	20,573	20,025
Debt	6,350	6,347	5,124
Total capital resources	$28,901	$26,920	$25,149
Ratio of debt to shareholders’ equity	28.2%	30.9%	25.6%
Ratio of debt to capital resources	22.0%	23.6%	20.4%
Shareholders’ equity increased in 2017, primarily due to net income, increased unrealized net capital gains on investments and lower unrecognized pension and other postretirement benefit costs, partially offset by common share repurchases and dividends paid to shareholders. In 2017, we paid dividends of $525 million and $116 million related to our common and preferred shares, respectively. Shareholders’ equity increased in 2016, primarily due to net income and increased unrealized net capital gains on investments, partially offset by common share repurchases and dividends paid to shareholders.
Debt  $176 million of senior debt is scheduled to mature in May 2018 and $317 million of senior debt is scheduled to mature in May 2019. We have no other debt maturities until June 2023. As of December 31, 2017 and 2016, there were no outstanding commercial paper borrowings. For further information on outstanding debt, see Note 12 of the consolidated financial statements.
Common share repurchases  In August 2017, the Board authorized a new $2.00 billion common share repurchase program that is expected to be completed by February 2019. As of December 31, 2017, there was $1.27 billion remaining on the $2.00 billion common share repurchase program. In August 2017, we also completed the $1.50 billion common share repurchase program that commenced in May 2016.

On December 8, 2017, we entered into an ASR agreement with Morgan Stanley to purchase $300 million of our outstanding common stock. Under the ASR agreement, we paid $300 million upfront and initially acquired 2.5 million shares. This ASR agreement settled on January 5, 2018.
During 2017, we repurchased 15.8 million common shares for $1.42 billion. The common share repurchases were completed through open market transactions and two ASR agreements.
Since 1995, we have acquired 682 million shares of our common stock at a cost of $31.12 billion, primarily as part of various stock repurchase programs. We have reissued 138 million common shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total common shares outstanding has decreased by 544 million shares or 60.5%, primarily due to our repurchase programs.

100 www.allstate.com

Capital Resources and Liquidity 2017 Form 10-K

Financial ratings and strength

Senior long-term debt, commercial paper and insurance financial strength ratings
As of December 31, 2017
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
In July 2017, Moody’s affirmed The Allstate Corporation’s debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength ratings of Aa3 for AIC and A1 for both Allstate Life Insurance Company (“ALIC”) and Allstate Assurance Company (“AAC”). The outlook for the ratings remained stable. In August 2017, S&P affirmed The Allstate Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength ratings of AA- for AIC and A+ for ALIC. The outlook for the ratings remained stable. In October 2017, A.M. Best affirmed The Allstate Corporation’s debt and short-term issuer ratings of a- and AMB-1, respectively, and the insurance financial strength ratings of A+ for AIC, ALIC and AAC. The outlook for the ratings was updated to positive.
We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. In October 2017, A.M. Best upgraded the Allstate New Jersey Insurance Company (“ANJ”), which writes auto and homeowners insurance, rating of A- to A, and affirmed the North Light Specialty Insurance Company (“North Light”), our excess and surplus lines carrier, rating of A+. The outlook for the ANJ rating was stable while the outlook for the North Light rating was updated to positive. ANJ also has a Financial Stability Rating® of A” from Demotech, which was affirmed in November 2017. In October 2017, A.M. Best affirmed the CKIC, which underwrites personal lines property insurance in Florida, rating of B-. CKIC also has a Financial Stability Rating of A’ from Demotech that was affirmed in December 2017.
Allstate’s domestic property and casualty and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. Property and casualty is comprised of 29 insurance companies, each of which has individual company dividend limitations. As of December 31, 2017, total statutory surplus is $18.63 billion compared to $16.82 billion as of December 31, 2016. Property and casualty subsidiaries surplus was $14.90 billion as of December 31, 2017, compared to $13.44 billion as of December 31, 2016. Life insurance subsidiaries surplus was $3.73 billion as of December 31, 2017, compared to $3.38 billion as of December 31, 2016.
The ratio of net premiums written to statutory surplus is a common measure of operating leverage used in the property and casualty insurance industry and serves as an indicator of a company’s premium growth capacity. Ratios in excess of 3 to 1 are typically considered outside the usual range by insurance regulators and rating agencies, and for homeowners and related coverages that have significant net exposure to natural catastrophes, a ratio of 1 to 1 is typically within the usual range. AIC’s combined premium to surplus ratio was 1.7x as of December 31, 2017 compared to 1.9x as of December 31, 2016.
The National Association of Insurance Commissioners (“NAIC”) has developed financial relationships or tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by state insurance regulators. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined “usual ranges”. Additional regulatory scrutiny may occur if a company’s ratios fall outside the usual ranges for four or more of the ratios. Our domestic insurance companies have no significant departure from these ranges.

The Allstate Corporation 101

2017 Form 10-K Capital Resources and Liquidity

Liquidity sources and uses Our potential sources and uses of funds principally include the following activities below.

Activities for potential sources of funds
	Property- Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other
Receipt of insurance premiums	✓	✓	✓	✓	✓
Recurring service fees		✓
Contractholder fund deposits			✓	✓	✓
Reinsurance recoveries	✓		✓	✓	✓
Receipts of principal, interest and dividends on investments	✓	✓	✓	✓	✓	✓
Sales of investments	✓	✓	✓	✓	✓	✓
Funds from securities lending, commercial paper and line of credit agreements	✓		✓		✓	✓
Intercompany loans	✓	✓	✓	✓	✓	✓
Capital contributions from parent	✓	✓	✓	✓	✓
Dividends or return of capital from subsidiaries	✓		✓		✓	✓
Tax refunds/settlements	✓	✓	✓	✓	✓	✓
Funds from periodic issuance of additional securities						✓
Receipt of intercompany settlements related to employee benefit plans						✓

Activities for potential uses of funds
	Property- Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other
Payment of claims and related expenses	✓	✓
Payment of contract benefits, maturities, surrenders and withdrawals			✓	✓	✓
Reinsurance cessions and payments	✓		✓	✓	✓
Operating costs and expenses	✓	✓	✓	✓	✓	✓
Purchase of investments	✓	✓	✓	✓	✓	✓
Repayment of securities lending, commercial paper and line of credit agreements	✓		✓		✓	✓
Payment or repayment of intercompany loans	✓	✓	✓	✓	✓	✓
Capital contributions to subsidiaries	✓		✓		✓	✓
Dividends or return of capital to shareholders/parent company	✓	✓	✓	✓	✓	✓
Tax payments/settlements	✓	✓	✓	✓	✓
Common share repurchases						✓
Debt service expenses and repayment	✓		✓		✓	✓
Payments related to employee and employee-agent benefit plans	✓	✓	✓	✓	✓	✓
Payments for acquisitions	✓	✓	✓	✓	✓	✓
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
As of December 31, 2017, we held $8.38 billion of cash, U.S. government and agencies fixed income securities, and public equity securities (excluding non-redeemable preferred stocks and foreign equities) which, under normal market conditions, we would expect to be able to liquidate within one week. In addition, we regularly estimate how much of the total portfolio, which includes high quality corporate fixed income and municipal holdings, can be reasonably liquidated within one quarter. These estimates are subject to considerable uncertainty associated with evolving market conditions. As of December 31, 2017, estimated liquidity available within one quarter without generating significant net realized capital losses was $20.99 billion. As of December 31, 2017, gross unrealized losses related to fixed income and equity securities totaled $295 million.
Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in our senior long-term debt ratings to non-investment grade

102 www.allstate.com

Capital Resources and Liquidity 2017 Form 10-K

status, or a downgrade in AIC’s or ALIC’s financial strength ratings. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.
The Allstate Corporation is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain subsidiaries, which include, but are not limited to, ALIC and AIC. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. ALIC and AIC each serve as a lender and borrower, certain other subsidiaries serve only as borrowers, and the Corporation serves only as a lender. AIC also has a capital support agreement with ALIC. Under the capital support agreement, AIC is committed to providing capital to ALIC to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.
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
Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $1.95 billion as of December 31, 2017, comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. In 2018, AIC will have the capacity to pay dividends currently estimated at $2.87 billion without prior regulatory approval. This provides funds for the parent company’s fixed charges and other corporate purposes. In addition, we have access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.
In 2017, AIC paid dividends totaling $1.56 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $1.61 billion of dividends to the Corporation. In 2016, AIC paid dividends totaling $1.90 billion to AIH, which then paid $1.87 billion of dividends to the Corporation. In 2015, AIC paid dividends totaling $2.31 billion to AIH, which then paid $2.30 billion of dividends to the Corporation. In 2017, 2016 and 2015, ALIC paid $600 million, zero and $103 million, respectively, of dividends to AIC. In 2017, 2016 and 2015, American Heritage Life Insurance Company paid dividends totaling $70 million, $55 million and $80 million, respectively, to Allstate Financial Insurance Holdings Corporation. There were no capital contributions paid by the Corporation to AIC in 2017, 2016 or 2015. There were no capital contributions by AIC to ALIC in 2017, 2016 or 2015.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of December 31, 2017, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In 2017, we did not defer interest payments on the subordinated debentures.
Additional borrowings to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. In December 2017, we issued $100 million of commercial paper which was outstanding for seven days with a weighted average interest rate of 1.47% and was used for general corporate purposes. As of December 31, 2017, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 14.9% as of December 31, 2017. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2017.

The Allstate Corporation 103

2017 Form 10-K Capital Resources and Liquidity

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2015. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 545 million shares of treasury stock as of December 31, 2017), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
Liquidity exposure  Contractholder funds were $19.43 billion as of December 31, 2017.

Contractholder funds by contractual withdrawal provisions
	As of December 31, 2017
($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,015	15.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,878	25.1
Market value adjustments (2)	1,387	7.1
Subject to discretionary withdrawal without adjustments (3)	10,154	52.3
Total contractholder funds (4)	$19,434	100.0%

(1)	Includes $1.09 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$850 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment. $426 million of these contracts have their 30-45 day window period in 2018.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $738 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
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

The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.1% and 6.2% in 2017 and 2016, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

104 www.allstate.com

Capital Resources and Liquidity 2017 Form 10-K

Contractual obligations and commitments  Our contractual obligations as of December 31, 2017, and the payments due by period are shown in the following table.

Contractual obligations and payments due by period
	As of December 31, 2017
($ in millions)	Total	Less than 1 year	1 to 3 years	Over 3 years to 5 years	Over 5 years
Liabilities for collateral (1)	$1,124	$1,124	$—	$—	$—
Contractholder funds (2)	38,474	2,452	4,216	3,856	27,950
Reserve for life-contingent contract benefits (2)	39,381	1,420	2,640	2,442	32,879
Long-term debt (3)	14,069	496	910	584	12,079
Operating leases (4)	643	126	208	134	175
Unconditional purchase obligations (4)	520	200	286	31	3
Defined benefit pension plans and other postretirement benefit plans (4)(5)	979	39	115	118	707
Reserve for property and casualty insurance claims and claims expense (6)	26,325	11,809	8,553	3,083	2,880
Other liabilities and accrued expenses (7)(8)	5,043	4,792	227	13	11
Net unrecognized tax benefits (9)	55	55	—	—	—
Total contractual cash obligations	$126,613	$22,513	$17,155	$10,261	$76,684

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life and fixed annuities, including immediate annuities without life contingencies. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies, involve payment obligations where the amount and timing of the payment are essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. For immediate annuities with life contingencies, the amount of future payments is uncertain since payments will continue as long as the annuitant lives. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $19.43 billion for contractholder funds and $12.55 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2017. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)
Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2017, because the long-term debt amount above includes interest and excludes debt issuance costs.

(4)
Our payment obligations relating to operating leases, unconditional purchase obligations and pension and other postretirement benefits (“OPEB”) contributions are managed within the structure of our intermediate to long-term liquidity management program.

(5)
The pension plans’ obligations in the next 12 months represent our planned contributions to certain unfunded non-qualified plans where the benefit obligation exceeds the assets, and the remaining years’ contributions are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans’ obligations are estimated based on the expected benefits to be paid. These liabilities are discounted with respect to interest, and as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $526 million included in other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

(6)
Reserve for property and casualty insurance claims and claims expense is an estimate of amounts necessary to settle all outstanding claims, including claims that have been IBNR as of the balance sheet date. We have estimated the timing of these payments based on our historical experience and our expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above, especially for IBNR claims. The ultimate cost of losses may vary materially from recorded amounts that are our best estimates.

(7)
Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding. Certain of these long-term liabilities are discounted with respect to interest, as a result the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount by $5 million.

The Allstate Corporation 105

2017 Form 10-K Capital Resources and Liquidity

(8)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $14.20 billion and gross deferred tax liabilities of $1.75 billion. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $306 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

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

Contractual commitments and periods in which commitments expire
	As of December 31, 2017
($ in millions)	Total	Less than 1 year	1 to 3 years	Over 3 years to 5 years	Over 5 years
Other commitments – conditional	$172	$114	$4	$3	$51
Other commitments – unconditional	3,142	197	192	442	2,311
Total commitments	$3,314	$311	$196	$445	$2,362
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

106 www.allstate.com

Enterprise Risk and Return Management 2017 Form 10-K

Enterprise Risk and Return Management
In addition to the normal risks of the business, Allstate is subject to significant risks as an insurer and a provider of other products and financial services. These risks are discussed in more detail in the Risk Factors section of this document. We regularly measure, monitor and report on all significant risks, but the major categories of enterprise risks are insurance, financial, investment, operational and strategic. Allstate manages these risks through Enterprise Risk and Return Management (“ERRM”) governance practices, culture, and activities that are performed on an integrated, enterprise-wide basis, following our risk and return principles. Our legal and capital structures are designed to manage capital and solvency on a legal entity basis. Our risk-return principles define how we operate and guide decision-making around risk and return. These principles state that our priority is to protect solvency, comply with laws and act with integrity. Building upon this foundation, we strive to build strategic value and optimize risk and return.
Governance ERRM governance includes board oversight, an executive management committee structure, as well as enterprise and business unit chief risk officers (“CROs”). The Allstate Corporation Board of Directors (“Allstate Board”) has overall responsibility for oversight of management’s design and implementation of ERRM. The Risk and Return Committee (“RRC”) of the Allstate Board oversees effectiveness of the ERRM framework, governance structure and decision-making, while focusing on the Company’s overall risk profile. The Audit Committee oversees effectiveness of management’s control framework for risks. The Enterprise Risk and Return Council (“ERRC”) is Allstate’s senior risk management committee that directs ERRM by establishing risk-return targets, determining economic capital levels and directing integrated strategies and actions from an enterprise perspective. The ERRC consists of Allstate’s chief executive officer, president, vice chair, business unit presidents, chief investment officer, enterprise and business unit chief risk officers and chief financial officers, general counsel and treasurer. Other key committees work with the ERRC to direct ERRM activities, including the Strategy & Reinvention Committee (“S&RC”), the Operational Risk Council, the Corporate Asset Liability Committee, legal entity liability governance committees, and legal entity investment committees.
Key risks are assessed and reported quarterly through a comprehensive ERRM risk dashboard prepared for senior management and the RRC. The risk dashboard communicates key risk and return conditions, provides an overall perspective of Allstate’s risk profile, and promotes active discussion and engagement with management and the RRC. Internal controls over key risks are managed and reported to senior management and the Audit Committee of the Company through a semiannual risk control dashboard. Annually, we communicate with both the Allstate Board and RRC about economic capital and risks related to the strategic plan, operating plan, and incentive compensation programs.

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
The NAIC has adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA Model Act”), which has been enacted by our insurance subsidiaries’ domiciliary states. The ORSA Model Act requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request.
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

The Allstate Corporation 107

2017 Form 10-K Enterprise Risk and Return Management

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
Insurance risk exposures are measured and monitored with different approaches including:

•
Stochastic methods: measures and monitors risks such as natural catastrophes and severe weather. We develop probabilistic estimates of risk based on our exposures, historical observed volatility and/or industry-recognized models in the case of catastrophe risk.

•	Scenario analysis: measures and monitors risks and estimated losses due to catastrophe scenarios and stress scenario events for mortality/morbidity exposures.
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
We generally assess solvency on a statutory accounting basis, but also consider GAAP volatility. Current enterprise economic capital, which exceeds targeted levels, is based on a combination of statutory surplus and invested assets at the parent holding company level which were $18.63 billion and $1.95 billion, respectively, as of December 31, 2017.
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
Investment risk exposures include interest rate risk, credit spread risk, equity price risk and foreign currency exchange rate risk.

Investment risk exposures are measured and monitored in a number of ways including:

•	Sensitivity analysis: measures the impact from a unit change in a market risk input.

•
Stochastic and probabilistic estimation of potential losses: combines portfolio risk exposures with historical or recent market volatilities and correlations to assess the potential span of future investment results.

•	Stress testing: measures material adverse outcomes such as shock scenarios applied to credit, public and private equity markets.
Operational risk management addresses loss as a result of the failure of people, processes, systems and culture. Operational risk exposures include human resources, privacy, regulatory compliance, ethics, system availability, cybersecurity, data quality, disaster recovery and business continuity.
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
We manage strategic risk through the Allstate Board and senior management strategy reviews that include a risk and return assessment of our strategic plans, S&RC governance, and ongoing monitoring of our strategic actions and the external competitive environment. Using the ERRM framework, Allstate designs strategies that seek to optimize risk-adjusted returns on economic capital for risk types including interest rate risk, credit risk to equity investments with idiosyncratic return potential, auto profitability, and growing property exposure.

108 www.allstate.com

Application of Critical Accounting Estimates 2017 Form 10-K

Application of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates, presented in the order they appear in the Consolidated Statements of Financial Position, include those used in determining:

•	Fair value of financial assets

•	Impairment of fixed income and equity securities

•	Deferred policy acquisition costs amortization

•	Evaluation of goodwill for impairment

•	Reserve for property and casualty insurance claims and claims expense estimation

•	Reserve for life-contingent contract benefits estimation
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
A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a more detailed summary of our significant accounting policies, see the notes to the consolidated financial statements.
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
The fair value of certain financial assets, including privately placed corporate fixed income securities and free-standing derivatives, for which our valuation service providers or brokers do not provide fair value determinations, is developed using valuation methods and models widely accepted in the financial services industry. Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities or instruments, published credit spreads, and other applicable market data as well as instrument-specific characteristics that include, but are not limited to, coupon rates, expected cash flows, sector of the issuer, and call provisions. Because judgment is required in developing the fair values of these financial assets, they may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ fair values.
For most of our financial assets measured at fair value, all significant inputs are based on or corroborated by market observable data, and

The Allstate Corporation 109

2017 Form 10-K Application of Critical Accounting Estimates

significant management judgment does not affect the periodic determination of fair value. The determination of fair value using discounted cash flow models involves management judgment when significant model inputs are not based on or corroborated by market observable data. However, where market observable data is available, it takes precedence, and as a result, no range of reasonably likely inputs exists from which the basis of a sensitivity analysis could be constructed.
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
We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2017 and 2016, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

Fixed income, equity securities and short-term investments by source of fair value determination
	December 31, 2017
($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$3,739	5.5%
Fair value based on external sources (1)	63,818	94.5
Total	$67,557	100.0%

(1)	Includes $730 million that are valued using broker quotes.
For additional detail on fair value measurements, see Note 6 of the consolidated financial statements.
Impairment of fixed income and equity securities For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of certain other items and deferred income taxes (as disclosed in Note 5), is reported as a component of AOCI on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a write-down is recorded due to an other-than-temporary decline in fair value. We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.
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
If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We use our best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events,

110 www.allstate.com

Application of Critical Accounting Estimates 2017 Form 10-K

current conditions, and reasonable and supportable assumptions and forecasts, is considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If we determine that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.
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
Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: 1) general economic conditions that are worse than previously forecast or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in management’s decision to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholders’ equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes and related DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, would already be reflected as a component of AOCI in shareholders’ equity.
The determination of the amount of other-than-temporary impairment is an inherently subjective process based on periodic evaluations of the factors described above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations as such evaluations are revised. The use of different methodologies and assumptions in the determination of the amount of other-than-temporary impairments may have a material effect on the amounts recognized and presented within the consolidated financial statements.
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
DAC related to property and casualty contracts is amortized into income as premiums are earned, typically over periods of six or twelve months for personal lines policies or generally one to five years for protection plans and service contracts.
DAC related to traditional life and voluntary accident and health insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximate the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of

The Allstate Corporation 111

2017 Form 10-K Application of Critical Accounting Estimates

DAC for these policies using actual experience and current assumptions. Prior to fourth quarter 2017, we evaluated our traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. In conjunction with the segment changes in fourth quarter 2017, traditional life insurance products, immediate annuities with life contingencies, and voluntary accident and health insurance products are reviewed individually. In the event actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2017, 2016 and 2015, our reviews concluded that no premium deficiency adjustments were necessary. For additional detail on reserve adequacy, see the Reserve for life-contingent contract benefits estimation section.
DAC related to interest-sensitive life insurance and fixed annuities is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The rate of DAC amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.
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

Effect on DAC amortization of changes in assumptions relating to gross profit components
	For the years ended December 31,
($ in millions)	2017	2016	2015
Investment margin	$12	$(1)	$2
Benefit margin	(23)	1	1
Expense margin	(2)	(2)	(2)
Net (deceleration) acceleration	$(13)	$(2)	$1

112 www.allstate.com

Application of Critical Accounting Estimates 2017 Form 10-K

In 2017, DAC amortization acceleration for changes in the investment margin component of EGP related to interest-sensitive life insurance and was due to continued low interest rates and lower projected investment returns. The deceleration related to benefit margin primarily related to interest-sensitive life insurance and was due to a decrease in projected mortality.
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
The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2017.

($ in millions)	Increase/(reduction)
Increase in future investment margins of 25 basis points	$54
Decrease in future investment margins of 25 basis points	$(59)

Decrease in future life mortality by 1%	$15
Increase in future life mortality by 1%	$(15)
Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions. Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.
For additional detail related to DAC, see the Allstate Life Segment section of the MD&A.
Evaluation of goodwill for impairment Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, less any impairment of goodwill recognized. Our goodwill reporting units are equivalent to our reportable segments: Allstate Protection, Service Businesses, Allstate Life and Allstate Benefits to which goodwill has been assigned.

Goodwill by reporting unit
($ in millions)	December 31, 2017
Allstate Protection	$810
Service Businesses	1,100
Allstate Life	175
Allstate Benefits	96
Total	$2,181
Goodwill is recognized when acquired and allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination. Goodwill is not amortized but is tested for impairment at least annually. We perform our annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. We also review goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. The goodwill impairment analysis is performed at the reporting unit level which is equal to our reportable segments.
In fourth quarter 2017, we adopted new reportable segments, which required us to evaluate goodwill, including the allocation of goodwill to any new reporting units on a relative fair value basis. The reallocation was computed using fair values for the goodwill reporting units determined using discounted cash flow (“DCF”) calculations and market to book multiples derived from a peer company analysis as described below. In conjunction with the reallocation of goodwill, we recognized $125 million of goodwill impairment related to the goodwill allocated to the Allstate Annuities reporting unit reflecting a market-based valuation. The fair value of our remaining goodwill reporting units exceeded their carrying values. To periodically estimate the fair value of our goodwill reporting units, we may utilize a combination of widely accepted valuation techniques including a stock price and market capitalization analysis, DCF calculations and market to book multiples derived from a peer company analysis. The stock price and market capitalization analysis takes into consideration the quoted market price of our outstanding common stock and includes a control premium, derived from relevant historical acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units. The DCF analysis utilizes long term assumptions for revenues, investment income, benefits, claims, other operating expenses and income taxes to produce projections of both income and cash flows available for dividends that are present valued using weighted average cost of capital. Market to book multiples represent the mean market to book multiple for selected peer companies with operations similar to our goodwill reporting units to which the multiple is applied. The outputs from these methods are weighted based on the nature of the business and the

The Allstate Corporation 113

2017 Form 10-K Application of Critical Accounting Estimates

relative amount of market observable assumptions supporting the estimates. The computed values are then weighted to reflect the fair value estimate based on the specific attributes of each goodwill reporting unit.
Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. Regarding all reporting units tested, market declines or other events impacting the fair value of these businesses, including discount rates, operating results, investment returns and strategies and growth rate assumptions or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.
Reserve for property and casualty insurance claims and claims expense estimation Reserves are established to provide for the estimated costs of paying claims and claims expenses under insurance policies we have issued. Underwriting results are significantly influenced by estimates of property and casualty insurance claims and claims expense reserves. These reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR, as of the financial statement date.
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
Reserves are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update most of our reserve estimates quarterly and as new information becomes available or as events emerge that may affect the resolution of unsettled claims. Changes in prior reserve estimates (reserve reestimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, with the differences recorded as property and casualty insurance claims and claims expense in the Consolidated Statements of Operations in the period such changes are determined. Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.
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

114 www.allstate.com

Application of Critical Accounting Estimates 2017 Form 10-K

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
Often, several different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which we select our best estimate for each component, occasionally incorporating additional analyses and actuarial judgment, as described above. These micro-level estimates are not based on a single set of assumptions. Actuarial judgments that may be applied to these components of certain micro-level estimates generally do not have a material impact on the consolidated level of reserves. Moreover, this detailed micro-level process does not permit or result in a compilation of a company-wide roll up to generate a range of needed loss reserves that would be meaningful. Based on our review of these estimates, our best estimate of required reserves for each state/

line/coverage component is recorded for each accident year, and the required reserves for each component are summed to create the reserve balance carried on our Consolidated Statements of Financial Position.
Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or less than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and is recognized as an increase or decrease in claims and claims expense in the Consolidated Statements of Operations. Total net reserve reestimates, after-tax, impact on net income applicable to common shareholders were 10.6% favorable in 2017, 0.6% favorable in 2016 and 2.6% unfavorable in 2015. The 3-year average of net reserve reestimates as a percentage of total reserves was a favorable 1.3% for Allstate Protection, an unfavorable 5.8% for Discontinued Lines and Coverages and an unfavorable 6.1% for Service Businesses, each of these results being consistent within a reasonable actuarial tolerance for our respective businesses. A more detailed discussion of reserve reestimates is presented in the Claims and Claims Expense Reserves section of the MD&A.

Net claims and claims expense reserves by segment and line of business
	As of December 31,
($ in millions)	2017	2016	2015
Allstate Protection
Auto	$14,051	$13,530	$12,459
Homeowners	2,205	1,989	1,937
Other lines	2,105	2,078	2,044
Total Allstate Protection	18,361	17,597	16,440
Discontinued Lines and Coverages
Asbestos	884	912	960
Environmental	166	179	179
Other discontinued lines	357	354	377
Total Discontinued Lines and Coverages	1,407	1,445	1,516
Total Service Businesses	86	24	21
Total net claims and claims expense reserves	$19,854	$19,066	$17,977

The Allstate Corporation 115

2017 Form 10-K Application of Critical Accounting Estimates

Allstate Protection reserve estimate
Factors affecting reserve estimates Reserve estimates are developed based on the processes and historical development trends described above. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When we experience changes of the type previously mentioned, we may need to apply actuarial judgment in the determination and selection of development factors considered more reflective of the new trends, such as combining shorter or longer periods of historical results with current actual results to produce development factors based on two-year, three-year, or longer development periods to reestimate our reserves. For example, if a legal change is expected to have a significant impact on the development of claim severity for a coverage which is part of a particular line of insurance in a specific state, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate. Another example would be when a change in economic conditions is expected to affect the cost of repairs to damaged autos or property for a particular line, coverage, or state, actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.
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

116 www.allstate.com

Application of Critical Accounting Estimates 2017 Form 10-K

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
Reserves for catastrophe losses Catastrophe losses are an inherent risk of the property and casualty insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position. We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms and freezes, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes. We are also exposed to man-made catastrophic events, such as certain types of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be reliably predicted.

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
Potential reserve estimate variability The aggregation of numerous micro-level estimates for each business segment, line of insurance, major components of losses (such as coverages and perils), and major states or groups of states for reported losses and IBNR forms the reserve liability recorded in the Consolidated Statements of Financial Position. Because of this detailed approach to developing our reserve estimates, there is not a single set of assumptions that determines our reserve estimates at the consolidated level. Given the numerous micro-level estimates for reported losses and IBNR, management does not believe the processes that we follow will produce a statistically credible or reliable actuarial reserve range that would be meaningful. Reserve estimates, by their very nature, are very complex to determine and subject to significant judgment, and do not represent an exact determination for each outstanding claim. Accordingly, as actual claims, paid losses, and/or case reserve results emerge, our estimate of the ultimate cost to settle will be different than previously estimated.
To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto

The Allstate Corporation 117

2017 Form 10-K Application of Critical Accounting Estimates

physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last twelve years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, excluding reserves for catastrophe losses, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $750 million in net income applicable to common shareholders at the newly enacted 21% U.S. corporate tax rate. A lower level of variability exists for auto injury losses, which comprise approximately 80% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other personal lines losses, which comprise about 20% of reserves, tend to have greater variability but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Claims and Claims Expense Reserves section of the MD&A.
Reserves for Michigan and New Jersey unlimited personal injury protection Claims and claims expense reserves include reserves for Michigan mandatory unlimited personal injury protection coverage to insureds involved in qualifying motor vehicle accidents. The administration of this program is through the MCCA, a state-mandated, non-profit association of which all insurers actively writing automobile coverage in Michigan are members.
The comprehensive process employed to estimate MCCA covered losses involves a number of activities including the comprehensive review and interpretation of MCCA actuarial reports, other MCCA members’ reports and our personal injury protection loss trends which have increased in severity over time. A significant portion of incurred claim reserves can be attributed to a small number of catastrophic claims and thus a large portion of the recoverable is similarly concentrated. We conduct comprehensive claim file reviews to develop case reserve type estimates of specific claims, which have increased our view of future claim development and longevity of claimants. Each year, we update the actuarial estimate of our ultimate reserves and recoverables. We report our paid and unpaid claims based on MCCA requirements and are considering the value of reporting our case reserves, which include our best estimate of the ultimate claim cost excluding IBNR, for the MCCA to verify their reserves. The MCCA does not provide member companies with its estimate of a company’s claim costs. We continue to update each comprehensive claim file case reserve estimate when there is a significant change in the status of the claimant, or once every three years if there have been no significant changes.
We provide similar personal injury protection coverage in New Jersey for auto policies issued or renewed in New Jersey prior to 1991 that is administered by PLIGA. We use similar actuarial estimating techniques as for the MCCA exposures to estimate loss reserves for unlimited personal injury protection coverage for policies covered by PLIGA. We continue to update our estimates for these claims as the status of claimants changes. However, unlimited coverage was no longer offered after 1991, therefore no new claimants are being added.
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
Discontinued Lines and Coverages reserve estimates
Characteristics of Discontinued Lines exposure Our exposure to asbestos, environmental and other discontinued lines claims arise principally from assumed reinsurance coverage written during the 1960s through the mid-1980s, including reinsurance on primary insurance written on large U.S. companies, and from direct excess commercial insurance written from 1972 through 1985, including substantial excess general liability coverages on large U.S. companies. Additional exposure stems from direct primary commercial insurance written during the 1960 through the mid-1980s. Asbestos claims relate primarily to bodily injuries asserted by people who were exposed to asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. Other discontinued lines exposures primarily relate to general liability and product liability mass tort claims, such as those for medical devices and other products, workers’ compensation claims and claims for various other

118 www.allstate.com

Application of Critical Accounting Estimates 2017 Form 10-K

coverage exposures other than asbestos and environmental.
In 1986, the general liability policy form used by us and others in the property and casualty industry was amended to introduce an “absolute pollution exclusion,” which excluded coverage for environmental damage claims, and to add an asbestos exclusion. Most general liability policies issued prior to 1987 contain annual aggregate limits for product liability coverage. General liability policies issued in 1987 and thereafter contain annual aggregate limits for product liability coverage and annual aggregate limits for all coverages. Our experience to date is that these policy form changes have limited the extent of our exposure to environmental and asbestos claim risks.
Our exposure to liability for asbestos, environmental and other discontinued lines losses manifests differently depending on whether it arises from assumed reinsurance coverage, direct excess commercial insurance or direct primary commercial insurance. The direct insurance coverage we provided that covered asbestos, environmental and other discontinued lines was substantially “excess” in nature.
Direct excess commercial insurance and reinsurance involve coverage written by us for specific layers of protection above retentions and other insurance plans. The nature of excess coverage and reinsurance provided to other insurers limits our exposure to loss to specific layers of protection in excess of policyholder retention on primary insurance plans. Our exposure is further limited by the significant reinsurance that we had purchased on our direct excess business.
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
Our direct primary commercial insurance business did not include coverage to large asbestos manufacturers. This business comprises a cross section of policyholders engaged in many diverse business sectors throughout the country.
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
Evaluation of both the insureds’ estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2017 and 2016, IBNR was 53% and 57% of combined net asbestos and environmental reserves.
For both asbestos and environmental reserves, we also evaluate our historical direct net loss and expense paid and incurred experience to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and incurred activity.
Other Discontinued Lines and Coverages
Characteristics of other exposures Other mass torts includes direct excess commercial and reinsurance general liability coverage provided for cumulative injury losses other than asbestos and environmental. Workers’ compensation and commercial and other include run-off from discontinued direct primary, direct excess commercial and reinsurance commercial insurance operations of various coverage exposures other than asbestos and environmental. Reserves are based on considerations similar to those described above, as they relate to the characteristics of specific individual coverage exposures.

The Allstate Corporation 119

2017 Form 10-K Application of Critical Accounting Estimates

Reserves for other discontinued lines
	As of December 31,
($ in millions)	2017	2016	2015
Other mass torts	$150	$142	$162
Workers’ compensation	73	76	88
Commercial and other	134	136	127
Other discontinued lines	$357	$354	$377
Potential reserve estimate variability Establishing Discontinued Lines and Coverages net loss reserves for asbestos, environmental and other discontinued lines claims is subject to uncertainties that are much greater than those presented by other types of property and casualty claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs’ evolving and expanding theories of liability; availability and collectability of recoveries from reinsurance; retrospectively determined premiums and other contractual agreements; estimates of the extent and timing of any contractual liability; the impact of bankruptcy protection sought by various asbestos producers and other asbestos defendants; and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Our reserves for asbestos and environmental exposures could be affected by tort reform, class action litigation, and other potential legislation and judicial decisions. Environmental exposures could also be affected by a change in the existing federal Superfund law and similar state statutes. There can be no assurance that any reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of asbestos or environmental claims. We believe these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves. Historical variability of reserve estimates is demonstrated in the Claims and Claims Expense Reserves section of the MD&A.
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
Further discussion of reserve estimates For further discussion of these estimates and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Notes 8 and 14 of the consolidated financial statements and the Claims and Claims Expense Reserves section of the MD&A.
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
We periodically review the adequacy of reserves and recoverability of DAC for these policies using actual experience and current assumptions. In the event actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the

120 www.allstate.com

Application of Critical Accounting Estimates 2017 Form 10-K

establishment of a premium deficiency reserve may be required.
Prior to fourth quarter 2017, we evaluated our traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. In conjunction with the segment changes in fourth quarter 2017, traditional life insurance products, immediate annuities with life contingencies, and voluntary accident and health insurance are reviewed individually. In 2017, 2016 and 2015, our reviews concluded that no premium deficiency adjustments were necessary. As of December 31, 2017, traditional life insurance has a substantial sufficiency. As of December 31, 2017, there is marginal sufficiency in the evaluation of immediate annuities with life contingencies. Sufficiency has been adversely impacted primarily due to sub-standard structured settlement mortality expectations. The sufficiency represents approximately 86% and 1% of applicable reserves as of December 31, 2017 for Allstate Life and Allstate Annuities, respectively. Additional reserves may be required in future periods if the evaluation results in a premium deficiency.
In 2016, we completed a mortality study for our structured settlement annuities with life contingencies.

The study indicated that annuitants are living longer and receiving benefits for a longer period than originally estimated due to medical advances and access to medical care. The results of the study were included in the premium deficiency and profits followed by losses evaluations as of December 31, 2016, and no adjustments were recognized.
In 2016, there was a favorable change in the long-term investment yield assumptions due to investment strategy changes to increase performance-based investments and equity securities. The favorable impact of higher long-term investment yield assumptions more than offset the impact of unfavorable mortality assumptions. The investment strategy changes for immediate annuities are discussed further in the Allstate Annuities Segment section of the MD&A.
The following table displays the sensitivity of changes in the future investment yield assumption included in the annuity premium deficiency evaluation to the sufficiency balance as of December 31, 2017.

($ in millions)	Increase/(reduction) in sufficiency	Change in sufficiency as a percentage of applicable reserves
Increase in future investment yields of 25 basis points	$207	3%
Decrease in future investment yields of 25 basis points	$(219)	(3)%
We also review these policies for circumstances where projected profits would be recognized in early years followed by projected losses in later years. In 2017, 2016 and 2015, our reviews concluded that there were no projected losses following projected profits in each long-term projection.

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

The Allstate Corporation 121

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
Item 8.  Financial Statements and Supplementary Data

122 www.allstate.com

Financial Statements 2017 Form 10-K

The Allstate Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
($ in millions, except per share data)	2017	2016	2015
Revenues
Property and casualty insurance premiums (net of reinsurance ceded of $971, $987 and $1,006)	$32,300	$31,307	$30,309
Life premiums and contract charges (net of reinsurance ceded of $303, $309 and $332)	2,378	2,275	2,158
Net investment income	3,401	3,042	3,156
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(146)	(313)	(452)
OTTI losses reclassified to other comprehensive income	(4)	10	36
Net OTTI losses recognized in earnings	(150)	(303)	(416)
Sales and other realized capital gains and losses	595	213	446
Total realized capital gains and losses	445	(90)	30
Total revenues	38,524	36,534	35,653

Costs and expenses
Property and casualty insurance claims and claims expense (net of reinsurance ceded of $1,807, $1,116 and $602)	21,929	22,221	21,034
Life contract benefits (net of reinsurance ceded of $179, $208 and $219)	1,923	1,857	1,803
Interest credited to contractholder funds (net of reinsurance ceded of $25, $26 and $25)	690	726	761
Amortization of deferred policy acquisition costs	4,784	4,550	4,364
Operating costs and expenses	4,658	4,106	4,081
Restructuring and related charges	109	30	39
Goodwill impairment	125	—	—
Interest expense	335	295	292
Total costs and expenses	34,553	33,785	32,374

Gain on disposition of operations	20	5	3

Income from operations before income tax expense	3,991	2,754	3,282

Income tax expense	802	877	1,111

Net income	3,189	1,877	2,171

Preferred stock dividends	116	116	116

Net income applicable to common shareholders	$3,073	$1,761	$2,055

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$8.49	$4.72	$5.12
Weighted average common shares - Basic	362.0	372.8	401.1
Net income applicable to common shareholders per common share - Diluted	$8.36	$4.67	$5.05
Weighted average common shares - Diluted	367.8	377.3	406.8
Cash dividends declared per common share	$1.48	$1.32	$1.20

See notes to consolidated financial statements.

The Allstate Corporation 123

2017 Form 10-K Financial Statements

The Allstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
($ in millions)	2017	2016	2015
Net income	$3,189	$1,877	$2,171

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	319	433	(1,306)
Unrealized foreign currency translation adjustments	47	10	(58)
Unrecognized pension and other postretirement benefit cost	307	(104)	48
Other comprehensive income (loss), after-tax	673	339	(1,316)

Comprehensive income	$3,862	$2,216	$855

See notes to consolidated financial statements.

124 www.allstate.com

Financial Statements 2017 Form 10-K

The Allstate Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31,
($ in millions, except par value data)	2017	2016
Assets
Investments
Fixed income securities, at fair value (amortized cost $57,525 and $56,576)	$58,992	$57,839
Equity securities, at fair value (cost $5,461 and $5,157)	6,621	5,666
Mortgage loans	4,534	4,486
Limited partnership interests	6,740	5,814
Short-term, at fair value (amortized cost $1,944 and $4,288)	1,944	4,288
Other	3,972	3,706
Total investments	82,803	81,799
Cash	617	436
Premium installment receivables, net	5,786	5,597
Deferred policy acquisition costs	4,191	3,954
Reinsurance recoverables, net	8,921	8,745
Accrued investment income	569	567
Property and equipment, net	1,072	1,065
Goodwill	2,181	1,219
Other assets	2,838	1,835
Separate Accounts	3,444	3,393
Total assets	$112,422	$108,610
Liabilities
Reserve for property and casualty insurance claims and claims expense	$26,325	$25,250
Reserve for life-contingent contract benefits	12,549	12,239
Contractholder funds	19,434	20,260
Unearned premiums	13,473	12,583
Claim payments outstanding	875	879
Deferred income taxes	782	487
Other liabilities and accrued expenses	6,639	6,599
Long-term debt	6,350	6,347
Separate Accounts	3,444	3,393
Total liabilities	89,871	88,037
Commitments and Contingent Liabilities (Note 7, 8 and 14)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand issued and outstanding, $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 355 million and 366 million shares outstanding	9	9
Additional capital paid-in	3,313	3,303
Retained income	43,162	40,678
Deferred ESOP expense	(3)	(6)
Treasury stock, at cost (545 million and 534 million shares)	(25,982)	(24,741)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	85	57
Other unrealized net capital gains and losses	1,981	1,091
Unrealized adjustment to DAC, DSI and insurance reserves	(404)	(95)
Total unrealized net capital gains and losses	1,662	1,053
Unrealized foreign currency translation adjustments	(9)	(50)
Unrecognized pension and other postretirement benefit cost	(1,347)	(1,419)
Total accumulated other comprehensive income (loss) (“AOCI”)	306	(416)
Total shareholders’ equity	22,551	20,573
Total liabilities and shareholders’ equity	$112,422	$108,610

See notes to consolidated financial statements.

The Allstate Corporation 125

2017 Form 10-K Financial Statements

The Allstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
($ in millions)	2017	2016	2015

Preferred stock par value	$—	$—	$—

Preferred stock additional capital paid-in	1,746	1,746	1,746

Common stock	9	9	9

Additional capital paid-in
Balance, beginning of year	3,303	3,245	3,199
Forward contract on accelerated share repurchase agreement	(45)	—	—
Equity incentive plans activity	55	58	46
Balance, end of year	3,313	3,303	3,245

Retained income
Balance, beginning of year	40,678	39,413	37,842
Net income	3,189	1,877	2,171
Dividends on common stock	(540)	(496)	(484)
Dividends on preferred stock	(116)	(116)	(116)
Reclassification of tax effects due to change in accounting principle	(49)	—	—
Balance, end of year	43,162	40,678	39,413

Deferred ESOP expense
Balance, beginning of year	(6)	(13)	(23)
Payments	3	7	10
Balance, end of year	(3)	(6)	(13)

Treasury stock
Balance, beginning of year	(24,741)	(23,620)	(21,030)
Shares acquired	(1,423)	(1,341)	(2,804)
Shares reissued under equity incentive plans, net	182	220	214
Balance, end of year	(25,982)	(24,741)	(23,620)

Accumulated other comprehensive income (loss)
Balance, beginning of year	(416)	(755)	561
Change in unrealized net capital gains and losses	319	433	(1,306)
Change in unrealized foreign currency translation adjustments	47	10	(58)
Change in unrecognized pension and other postretirement benefit cost	307	(104)	48
Reclassification of tax effects due to change in accounting principle	49	—	—
Balance, end of year	306	(416)	(755)
Total shareholders’ equity	$22,551	$20,573	$20,025
See notes to consolidated financial statements.

126 www.allstate.com

Financial Statements 2017 Form 10-K

The Allstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
($ in millions)	2017	2016	2015
Cash flows from operating activities
Net income	$3,189	$1,877	$2,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	483	382	371
Realized capital gains and losses	(445)	90	(30)
Gain on disposition of operations	(20)	(5)	(3)
Interest credited to contractholder funds	690	726	761
Goodwill Impairment	125	—	—
Changes in:
Policy benefits and other insurance reserves	302	631	473
Unearned premiums	463	362	638
Deferred policy acquisition costs	(214)	(165)	(239)
Premium installment receivables, net	(131)	(42)	(134)
Reinsurance recoverables, net	(211)	(264)	(178)
Income taxes	(245)	417	(119)
Other operating assets and liabilities	328	(16)	(95)
Net cash provided by operating activities	4,314	3,993	3,616
Cash flows from investing activities
Proceeds from sales
Fixed income securities	25,341	25,061	28,693
Equity securities	6,504	5,546	3,754
Limited partnership interests	1,125	881	1,101
Mortgage loans	—	—	6
Other investments	274	262	545
Investment collections
Fixed income securities	4,194	4,533	4,432
Mortgage loans	600	501	538
Other investments	642	421	293
Investment purchases
Fixed income securities	(31,145)	(27,990)	(30,758)
Equity securities	(6,585)	(5,950)	(4,960)
Limited partnership interests	(1,440)	(1,450)	(1,343)
Mortgage loans	(646)	(646)	(687)
Other investments	(999)	(885)	(902)
Change in short-term investments, net	2,610	(2,446)	385
Change in other investments, net	(30)	(51)	(52)
Purchases of property and equipment, net	(299)	(313)	(303)
Acquisition of operations	(1,356)	—	—
Net cash (used in) provided by investing activities	(1,210)	(2,526)	742
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,236	—
Repayments of long-term debt	—	(17)	(20)
Contractholder fund deposits	1,025	1,049	1,052
Contractholder fund withdrawals	(1,890)	(2,087)	(2,327)
Dividends paid on common stock	(525)	(486)	(483)
Dividends paid on preferred stock	(116)	(116)	(116)
Treasury stock purchases	(1,495)	(1,337)	(2,808)
Shares reissued under equity incentive plans, net	135	164	130
Excess tax benefits on share-based payment arrangements	—	32	45
Other	(57)	36	7
Net cash used in financing activities	(2,923)	(1,526)	(4,520)
Net increase (decrease) in cash	181	(59)	(162)
Cash at beginning of year	436	495	657
Cash at end of year	$617	$436	$495

See notes to consolidated financial statements.

The Allstate Corporation 127

2017 Form 10-K Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1	General
Basis of presentation
The accompanying consolidated financial statements include the accounts of The Allstate Corporation (the “Corporation”) and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property and casualty insurance company with various property and casualty and life and investment subsidiaries, including Allstate Life Insurance Company (“ALIC”) (collectively referred to as the “Company” or “Allstate”). These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
In fourth quarter 2017, the Company revised its reportable segments. For additional information on impacts of the revised segments, see Notes 2, 4 and 9. To conform to the current year presentation, certain amounts in the prior years’ notes have been updated to reflect changes in reportable segments.
Nature of operations
Allstate is engaged, principally in the United States, in the property and casualty insurance and life insurance business. Allstate was the country’s second largest personal property and casualty insurer as of December 31, 2016. Allstate is organized into seven reportable segments: Allstate Protection, Discontinued Lines and Coverages, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other.

Allstate’s primary business is the sale of private passenger auto and homeowners insurance. The Company also offers several other personal property and casualty insurance products, select commercial property and casualty coverages, consumer product protection plans, device and mobile data collection services and analytic solutions, roadside assistance, finance and insurance products, life insurance and voluntary accident and health insurance. Allstate primarily distributes its products through exclusive agencies, financial specialists, independent agencies and brokers, major retailers, contact centers and the internet.
Risks and uncertainties
Allstate has exposure to catastrophes, an inherent risk of the property and casualty insurance business, which have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company’s results of operations and financial position (see Note 8). The nature and level of catastrophic loss caused by natural events (high winds, winter storms, tornadoes, hailstorms, wildfires, tropical storms, hurricanes, earthquakes and volcanoes) and man-made events (terrorism and industrial accidents) experienced in any period cannot be predicted and could be material to results of operations and financial position. The Company considers the greatest areas of potential catastrophe losses due to hurricanes to generally be major metropolitan centers in counties along the eastern and gulf coasts of the United States. The Company considers the greatest areas of potential catastrophe losses due to earthquakes and fires following earthquakes to be major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina, Missouri, Kentucky and Tennessee. The Company also has exposure to asbestos, environmental and other discontinued lines claims (see Notes 8 and 14).

Note 2	Summary of Significant Accounting Policies
Investments
Fixed income securities include bonds, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and redeemable preferred stocks. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes and related life and annuity deferred policy acquisition costs (“DAC”), deferred sales inducement costs (“DSI”) and reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income (“AOCI”). Cash received from calls and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. Equity securities are designated as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of AOCI.
Mortgage loans are carried at unpaid principal balances, net of unamortized premium or discount and valuation allowances. Valuation allowances are

128 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

established for impaired loans when it is probable that contractual principal and interest will not be collected.
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. Where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, investments in limited partnership interests are accounted for in accordance with the cost method of accounting; all other investments in limited partnership interests are accounted for in accordance with the equity method of accounting (“EMA”).
Short-term investments, including commercial paper, U.S. Treasury bills, money market funds and other short-term investments, are carried at fair value. Other investments primarily consist of bank loans, policy loans, agent loans, real estate and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Policy loans are carried at unpaid principal balances and were $905 million and $904 million as of December 31, 2017 and 2016, respectively. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.
Investment income primarily consists of interest, dividends, income from limited partnership interests, rental income from real estate, and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS, RMBS and CMBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is recalculated on a prospective basis. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ earnings and unrealized gains and losses resulting from valuation changes of the underlying investments, and is generally recognized on a three month delay due to the availability of the related financial statements.

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
Derivative and embedded derivative financial instruments
Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps, warrants and rights, foreign currency swaps, foreign currency forwards and certain investment risk transfer reinsurance agreements. Derivatives required to be separated from the host instrument and accounted for as derivative financial instruments (“subject to bifurcation”) are embedded in equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements.
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

The Allstate Corporation 129

2017 Form 10-K Notes to Consolidated Financial Statements

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
Cash flow hedges    For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives representing the effective portion of the hedge are reported in AOCI. Amounts are reclassified to net investment income, realized capital gains and losses or interest expense as the hedged or forecasted transaction affects income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in AOCI for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to income, or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from AOCI to income. If the Company expects at any time that the loss reported in AOCI would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in AOCI is reclassified and reported together with the impairment loss or recognition of the obligation.
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
When a derivative instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from AOCI to income as the hedged risk impacts income. If the derivative instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative instrument used in a cash flow hedge of a forecasted transaction is terminated because it is probable the forecasted transaction will not occur, the gain or loss recognized on the derivative is immediately reclassified from AOCI to realized capital gains and losses in the period that hedge accounting is no longer applied.
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

130 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Recognition of premium revenues and contract charges, and related benefits and interest credited
Property and casualty insurance premiums include premiums from personal lines policies, protection plans, and other contracts (primarily related to finance and insurance products) backed by insurance. Personal lines and protection plans insurance premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months for personal lines policies and one to five years for protection plans. Other contracts (primarily related to finance and insurance products) premiums are deferred and earned over the terms of the contract, generally one to five years, aligned with the costs of performing services under the contract. The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums. Premium installment receivables, net, represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premium installment receivables and adjusts its valuation allowance as appropriate. The valuation allowance for uncollectible premium installment receivables was $77 million and $84 million as of December 31, 2017 and 2016, respectively.
Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Voluntary accident and health insurance products are expected to remain in force for an extended period and therefore are primarily classified as long-duration contracts. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in contract benefits and recognized over the life of the policy in relation to premiums.
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
Deferred policy acquisition and sales inducement costs
Costs that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts are deferred and recorded as DAC. These costs are principally agents’ and brokers’ remuneration, premium taxes and certain underwriting expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on fixed annuity and interest-sensitive life contracts. These sales inducements are primarily in the form of additional credits to the customer’s account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements. DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds.

The Allstate Corporation 131

2017 Form 10-K Notes to Consolidated Financial Statements

All other acquisition costs are expensed as incurred and included in operating costs and expenses.
For property and casualty insurance, DAC is amortized into income as premiums are earned, typically over periods of six or twelve months for personal lines policies or generally one to five years for protection plans and other contracts (primarily related to finance and insurance products), and is included in amortization of deferred policy acquisition costs. DAC associated with property and casualty insurance is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC.
For traditional life and voluntary accident and health insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions used in the amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The Company periodically reviews the recoverability of DAC for these policies using actual experience and current assumptions. Prior to fourth quarter 2017, the Company evaluated traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. In conjunction with the segment changes in fourth quarter 2017, traditional life insurance products, immediate annuities with life contingencies, and voluntary accident and health insurance products are reviewed individually. If actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.
For interest-sensitive life insurance and fixed annuities, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The rate of DAC and DSI amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP. When DAC or DSI amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC or DSI balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC or DSI balance is determined to be recoverable based on facts and circumstances. Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.
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
The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life and fixed annuity contracts using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC or DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.
The DAC and DSI balances presented include adjustments to reflect the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized capital gains or losses in the respective product investment portfolios were actually realized. The adjustments are recorded net of tax in AOCI. DAC, DSI and deferred income taxes determined on unrealized capital gains and losses and reported in AOCI recognize the impact on shareholders’ equity consistently with the amounts that would be recognized in the income statement on realized capital gains and losses.
Customers of the Company may exchange one insurance policy or investment contract for another offered by the Company, or make modifications to an existing investment, life or property and casualty contract issued by the Company. These transactions are identified as internal replacements for accounting purposes. Internal replacement transactions determined to result in replacement contracts that are substantially unchanged from the replaced contracts are accounted for as continuations of the replaced contracts. Unamortized DAC and DSI related to the

132 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

replaced contracts continue to be deferred and amortized in connection with the replacement contracts. For interest-sensitive life and investment contracts, the EGP of the replacement contracts are treated as a revision to the EGP of the replaced contracts in the determination of amortization of DAC and DSI. For traditional life and property and casualty insurance policies, any changes to unamortized DAC that result from replacement contracts are treated as prospective revisions. Any costs associated with the issuance of replacement contracts are characterized as maintenance costs and expensed as incurred. Internal replacement transactions determined to result in a substantial change to the replaced contracts are accounted for as an extinguishment of the replaced contracts, and any unamortized DAC and DSI related to the replaced contracts are eliminated with a corresponding charge to amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $47 million and $53 million as of December 31, 2017 and 2016, respectively. Amortization expense of the present value of future profits was $6 million, $5 million and $8 million in 2017, 2016 and 2015, respectively.
Reinsurance
In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The Company has also used reinsurance to effect the disposition of certain blocks of business. The Company also participates in various reinsurance mechanisms, including industry pools and facilities, which are backed by the financial resources of the property and casualty insurance company market participants. The amounts reported as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. For catastrophe coverage, the cost of reinsurance premiums is recognized ratably over the contract period to the extent coverage remains available. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers, including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance as appropriate.
Goodwill
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, less any impairment of goodwill recognized. The Company’s goodwill reporting units are equivalent to its reportable segments, Allstate Protection, Service Businesses, Allstate Life and Allstate Benefits to which goodwill has been assigned.

Goodwill by reporting unit
($ in millions)	December 31, 2017
Allstate Protection	$810
Service Businesses	1,100
Allstate Life	175
Allstate Benefits	96
Total	$2,181
Goodwill is recognized when acquired and allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination. Goodwill is not amortized but is tested for impairment at least annually. The Company performs its annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. The goodwill impairment analysis is performed at the reporting unit level.
In fourth quarter 2017, the Company adopted new reportable segments, which required the Company to evaluate goodwill, including the allocation of goodwill to any new reporting units on a relative fair value basis. The reallocation was computed using fair values for the goodwill reporting units determined using discounted cash flow (“DCF”) calculations and market to book multiples derived from a peer company analysis as described below. In conjunction with the reallocation of goodwill, the Company recognized $125 million of goodwill impairment related to the goodwill allocated to the Allstate Annuities reporting unit reflecting a market-based valuation. The fair value of the Company’s remaining goodwill reporting units exceeded their carrying values. To periodically estimate the fair value of its goodwill reporting units, the Company may utilize a combination of widely accepted valuation techniques including a stock price and market capitalization analysis, DCF calculations and market to book multiples derived from a peer company analysis. The stock price and market capitalization analysis takes into consideration the quoted market price of the Company’s outstanding common stock and includes a control premium, derived from relevant historical acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to

The Allstate Corporation 133

2017 Form 10-K Notes to Consolidated Financial Statements

individual reporting units. The DCF analysis utilizes long term assumptions for revenues, investment income, benefits, claims, other operating expenses and income taxes to produce projections of both income and cash flows available for dividends that are present valued using weighted average cost of capital. Market to book multiples represent the mean market to book multiple for selected peer companies with operations similar to the Company’s goodwill reporting units to which the multiple is applied. The outputs from these methods are weighted based on the nature of the business and the relative amount of market observable assumptions supporting the estimates. The computed values are then weighted to reflect the fair value estimate based on the specific attributes of each goodwill reporting unit.
Property and equipment
Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.27 billion and $2.16 billion as of December 31, 2017 and 2016, respectively. Depreciation expense on property and equipment was $290 million, $267 million and $255 million in 2017, 2016 and 2015, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Reserve for property and casualty insurance claims and claims expense
The reserve for property and casualty insurance claims and claims expense is the estimate of amounts necessary to settle all reported and unreported claims for the ultimate cost of insured property and casualty losses, based upon the facts of each case and the Company’s experience with similar cases. Estimated amounts of salvage and subrogation are deducted from the reserve for claims and claims expense. The establishment of appropriate reserves, including reserves for catastrophe losses, is an inherently uncertain and complex process. Reserve estimates are primarily derived using an actuarial estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident or report year to create an estimate of how losses are likely to develop over time. Development factors are calculated quarterly and periodically throughout the year for data elements such as claims reported and settled, paid losses, and paid losses combined with case reserves. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates, including the reserves for reported and unreported claims. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting reestimates are reflected in current results of operations.
Reserve for life-contingent contract benefits
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. The assumptions are established at the time the policy is issued and are generally not changed during the life of the policy. The Company periodically reviews the adequacy of reserves for these policies using actual experience and current assumptions. If actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. Prior to fourth quarter 2017, the Company evaluated traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. In conjunction with the Company’s segment changes in fourth quarter 2017, traditional life insurance products, immediate annuities with life contingencies, and voluntary accident and health insurance are reviewed individually. The Company also reviews these policies for circumstances where projected profits would be recognized in early years followed by projected losses in later years. If this circumstance exists, the Company will accrue a liability, during the period of profits, to offset the losses at such time as the future losses are expected to commence using a method updated prospectively over time. To the extent that unrealized gains on fixed income securities would result in a premium deficiency if those gains were realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in AOCI.

134 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

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
Off-balance sheet financial instruments
Commitments to invest, commitments to purchase private placement securities, commitments to extend loans, financial guarantees and credit guarantees have off-balance sheet risk because their contractual amounts are not recorded in the Company’s Consolidated Statements of Financial Position (see Notes 7 and 14).
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
Foreign currency translation
The local currency of the Company’s foreign subsidiaries is deemed to be the functional currency of the country in which these subsidiaries operate. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period for assets and liabilities and at average exchange rates during the period for results of operations. The unrealized gains and losses from the translation of the net assets are recorded as unrealized foreign currency translation adjustments and included in AOCI. Changes in unrealized foreign currency translation adjustments are included in other comprehensive income. Gains and losses from foreign currency transactions are reported in operating costs and expenses and have not been material.

The Allstate Corporation 135

2017 Form 10-K Notes to Consolidated Financial Statements

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

Computation of basic and diluted earnings per common share
	For the years ended December 31,
($ in millions, except per share data)	2017	2016	2015
Numerator:
Net income	$3,189	$1,877	$2,171
Less: Preferred stock dividends	116	116	116
Net income applicable to common shareholders (1)	$3,073	$1,761	$2,055

Denominator:
Weighted average common shares outstanding	362.0	372.8	401.1
Effect of dilutive potential common shares:
Stock options	4.3	3.2	4.0
Restricted stock units (non-participating) and performance stock awards	1.5	1.3	1.7
Weighted average common and dilutive potential common shares outstanding	367.8	377.3	406.8

Earnings per common share – Basic	$8.49	$4.72	$5.12
Earnings per common share – Diluted	$8.36	$4.67	$5.05

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect. Options to purchase 1.5 million, 3.8 million and 2.2 million Allstate common shares, with exercise prices ranging from $70.71 to $102.84, $53.91 to $71.29 and $57.98 to $71.29, were outstanding in 2017, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per common share in those years.
Adopted accounting standards
Employee Share-Based Payment Accounting
Effective January 1, 2017, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that amends the accounting for share-based payments on a prospective basis. Under the new guidance, reporting entities are required to recognize all tax effects related to share-based payments at settlement or expiration through the income statement and the requirement to delay recognition of certain tax benefits until they reduce current taxes payable is eliminated. The new guidance also permits employers to withhold shares issued in connection with an employee’s exercise of options or the settlement of stock awards, up to the employee’s maximum individual statutory tax rate, to meet tax withholding requirements without causing liability classification of the award. In addition, all tax-related cash flows resulting from share-based payments are reported as operating activities on the statement of cash flows whereas cash payments made to taxing authorities on an employee’s behalf for withheld shares are presented as financing activities. The adoption of this guidance had no impact on the Company’s results of operations or financial position on the date of adoption, but resulted in a $63 million benefit to net income applicable to common shareholders in 2017.
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
Application of Income Tax Guidance to Certain U.S. Tax Reform Provisions
In February 2018, the FASB issued guidance permitting reclassification of the effects of the new corporate tax rate in the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) on balances presented net of tax in AOCI. Upon enactment of the Tax Legislation in December 2017, existing accounting guidance required the revaluation of all deferred tax balances to the newly enacted tax rate by adjustment to income tax expense whereas a corresponding adjustment of the

136 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

balances presented in AOCI was prohibited. The new guidance permits reclassification of the impact of the newly enacted tax rates in the Tax Legislation on balances presented net of tax in AOCI to retained income. The guidance, which may be adopted for any period for which financial statements have not yet been issued, is effective for fiscal years beginning after December 15, 2018, and may be applied retrospectively to the date of enactment or the beginning of a reporting period. The Company elected to early adopt the new guidance as of December 31, 2017. Upon adoption of the guidance, amounts are recognized after-tax in AOCI using the newly established 21% corporate income tax rate. The net impact of adoption was a $49 million increase in AOCI and a corresponding decrease in retained income. The $49 million increase in AOCI is comprised of a $290 million increase in unrealized net capital gains and losses, a $6 million decrease in unrealized foreign currency translation adjustment and a $235 million decrease in unrecognized pension and other postretirement benefit cost.
Pending accounting standards
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance which revises the criteria for revenue recognition. Insurance contracts are excluded from the scope of the new guidance. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied either on a full or modified retrospective basis.
The Company will apply the modified retrospective approach as of January 1, 2018, which results in the recognition of a cumulative effect of adoption as an adjustment to the beginning balance of retained income at the date of initial application. The Company’s principal activities impacted by the standard are those related to the issuance of protection plans for consumer products and automobiles and service contracts that provide roadside assistance. The impacts include an increase in deferred revenue with a corresponding increase in deferred costs for protection plans that are sold directly to retailers for which Allstate is deemed to be the principal in the transaction. The anticipated impacts of these adjustments offset and will not impact net income, but result in an increase in unearned premiums and deferred policy acquisition costs of approximately $160 million, pre-tax. The Company expects to recognize a cumulative effect adjustment related to the accounting for variable consideration, the deferral of certain costs associated with acquiring service contracts that provide roadside assistance, and other items, the net impact of which is not expected to materially reduce shareholders’ equity at the date of adoption. Based on the Company’s assessment, the total impact of adoption will not be material to the Company’s results of operations or financial position.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that an impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income which results in no impact to the Company’s results of operations at the date of adoption.
The new guidance related to equity investments without readily determinable fair values is applied prospectively as of the date of adoption. The most significant impacts relate to the change in accounting for equity securities, where $1.16 billion of pre-tax unrealized net capital gains will be reclassified on January 1, 2018 from AOCI to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis) where the carrying value of these investments will increase by approximately $224 million, pre-tax on January 1, 2018, with the offsetting after-tax adjustment recognized in retained income. The after-tax change in accounting for equity securities will not affect the Company’s shareholders’ equity and the unrealized net capital gains reclassified to retained income will never be recognized in net income. The after-tax change in accounting for cost method limited partnerships will increase the Company’s shareholders’ equity, while also decreasing net income return on shareholders’ equity. The amount by which the fair value of cost method limited partnerships exceeds their carrying value will never be recognized in net income, negatively impacting the calculations of returns on equity.
Accounting for Leases
In February 2016, the FASB issued guidance revising the accounting for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability for all leases other than those that meet the definition of a short-term lease. The lease liability will be equal to the present value of lease payments. A right-of-use asset will be based on

The Allstate Corporation 137

2017 Form 10-K Notes to Consolidated Financial Statements

the lease liability adjusted for qualifying initial direct costs. Recognition of the lease liability and right-of-use asset will result in an increase in total assets and liabilities in the Consolidated Statement of Financial Position. The expense of operating leases under the new guidance will be recognized in the income statement on a straight-line basis after combining the lease expense components (interest expense on the lease liability and amortization of the right-of-use asset) over the term of the lease. For finance leases, the expense components are computed separately and produce greater up-front expense compared to operating leases as interest expense on the lease liability is higher in early years and the right-of-use asset is amortized on a straight-line basis. Lease classification will be based on criteria similar to those currently applied. The accounting model for lessors will be similar to the current model with modifications to reflect definition changes for components such as initial direct costs. Lessors will continue to classify leases as operating, direct financing, or sales-type. The guidance is effective for reporting periods beginning after December 15, 2018 using a modified retrospective approach applied at the beginning of the earliest period presented. The FASB has exposed for comment an optional simplified transition approach that would allow application of the transition provisions at the effective date instead of the earliest date presented. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost, including reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance and not as a direct write-down. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is in the process of evaluating the impact of adoption.
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

138 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

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

Note 3	Acquisition
On January 3, 2017, the Company acquired SquareTrade Holding Company, Inc. (“SquareTrade”), a consumer product protection plan provider that distributes through many of America’s major retailers and Europe’s mobile operators, for $1.4 billion in cash. SquareTrade is a provider of consumer electronics and appliance protection plans, covering products including TVs, smartphones and computers. This acquisition broadens Allstate’s unique product offerings to better meet consumers’ needs.
In connection with the acquisition, the Company recorded goodwill of $1.09 billion, commissions paid to retailers (reported in deferred policy acquisition costs) of $66 million, other intangible assets (reported in other assets) of $555 million, contractual liability insurance policy premium expenses (reported in other assets) of $205 million, unearned premiums of $389 million, and net deferred income tax liability of $138 million. These amounts reflect re-measurement adjustments to the fair value of the opening balance sheet assets and liabilities.
Of the $555 million assigned to other intangible assets, $465 million is attributable to acquired customer relationships. The value of the customer relationships intangible asset was determined using an income approach that considered cash flows and profits expected to be generated by the acquired relationships, a discount rate reflecting the relative risk of achieving the anticipated cash flows and profits and the time value of money, and other factors. The estimated useful life of the customer relationship intangible asset is 10 years. The $555 million assigned to other intangible assets also included $69 million assigned to the SquareTrade trade name which is considered to have an indefinite useful life. The amortization expense of intangible assets in 2017 was $92 million.

Amortization expense of intangible assets for the next five years and thereafter
($ in millions)
2018	$82
2019	72
2020	62
2021	52
2022	42
Thereafter	84
Total amortization	$394

Note 4	Reportable Segments
Beginning in fourth quarter 2017, the Company’s chief operating decision maker reviews financial performance and makes decisions about the allocation of resources based on the following seven reportable segments: Allstate Protection, Discontinued Lines and Coverages, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other. These segments are described below and align with the Company’s key product and service offerings, including the acquisition of SquareTrade and the strategic focus and expansion of Arity and other service businesses.
Allstate Protection principally offers private passenger auto and homeowners insurance in the United States and Canada, with earned premiums accounting for 82% of Allstate’s 2017 consolidated revenues. Allstate Protection is authorized to sell certain property and casualty products in all 50 states, the District of Columbia, Puerto Rico and Canada. For 2017, the top U.S. geographic locations for premiums earned by the Allstate Protection segment were Texas, California, New York and Florida. No other jurisdiction accounted for more than 5% of premium earned for Allstate Protection. Revenues from external customers generated outside the United States were $1.11 billion,

$1.06 billion and $1.03 billion in 2017, 2016 and 2015, respectively.
Discontinued Lines and Coverages includes property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s. Our exposure to asbestos, environmental and other discontinued lines claims arises principally from direct excess commercial insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off.
Service Businesses comprise SquareTrade, Arity, Allstate Roadside Services and Allstate Dealer Services and offer consumer product protection plans, device and mobile data collection services and analytic solutions, roadside assistance, and finance and insurance products (including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel and paintless dent repair protection). The Service Businesses primarily operate in the U.S., with certain businesses offering services in Europe, Canada and Puerto Rico. Revenues from external customers generated outside the United States relate to consumer product protection plans sold primarily in the European Union and were $35 million in 2017.

The Allstate Corporation 139

2017 Form 10-K Notes to Consolidated Financial Statements

Allstate Life offers traditional, interest-sensitive and variable life insurance products. Allstate Life is authorized to sell life insurance products in all 50 states, the District of Columbia and Puerto Rico. For 2017, the top geographic locations for statutory direct life insurance premiums were New York, California, Texas, Florida and Illinois. No other jurisdiction accounted for more than 5% of statutory direct life insurance premiums.
Allstate Benefits offers voluntary benefits products, including life, accident, critical illness, short-term disability and other health products. Allstate Benefits is authorized to sell its products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam and Canada. For 2017, the top geographic locations for statutory direct accident and health insurance premiums were Florida, Texas, North Carolina and Georgia. No other jurisdiction accounted for more than 5% of statutory direct accident and health insurance premiums. Revenues from external customers generated outside the United States relate to voluntary accident and health insurance sold in Canada and were not material.
Allstate Annuities consists of deferred fixed annuities and immediate annuities (including standard and sub-standard structured settlements). This segment is in run-off. The Company also previously offered institutional products consisting of funding agreements sold to unaffiliated trusts that used them to back medium-term notes. There were no institutional products outstanding as of December 31, 2017 or 2016.
Corporate and Other comprises holding company activities and certain non-insurance operations.
Allstate Protection and Discontinued Lines and Coverages segments comprise Property-Liability. The Company does not allocate investment income, realized capital gains and losses, or assets to the Allstate Protection and Discontinued Lines and Coverages segments. Management reviews assets at the Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other levels for decision-making purposes.
The accounting policies of the reportable segments are the same as those described in Note 2.

The effects of intersegment transactions are eliminated in the segment results, except for services provided by the Service Businesses to Allstate Protection that are not eliminated as management considers those transactions in assessing the results of the respective segments.
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Discontinued Lines and Coverages segments and adjusted net income for the Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other segments. A reconciliation of these measures to net income applicable to common shareholders is provided below.
Underwriting income is calculated as premiums earned, less claims and claims expenses (“losses”), amortization of DAC, operating costs and expenses, and restructuring and related charges as determined using GAAP.
Adjusted net income is net income applicable to common shareholders, excluding:

• Realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in adjusted net income

• Valuation changes on embedded derivatives not hedged, after-tax
• Amortization of DAC and DSI, to the extent they resulted from the recognition of certain realized capital gains and losses or valuation changes on embedded derivatives not hedged, after-tax
• Business combination expenses and the amortization of purchased intangible assets, after-tax
• Gain (loss) on disposition of operations, after-tax
• Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years

140 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Reportable segments revenue information
	For the years ended December 31,
($ in millions)	2017	2016	2015
Property-Liability
Insurance premiums
Auto	$21,878	$21,264	$20,410
Homeowners	7,310	7,257	7,136
Other personal lines	1,750	1,700	1,692
Commercial lines	495	506	510
Allstate Protection	31,433	30,727	29,748
Discontinued Lines and Coverages	—	—	—
Total property-liability insurance premiums	31,433	30,727	29,748
Net investment income	1,478	1,253	1,226
Realized capital gains and losses	401	(6)	(237)
Total Property-Liability	33,312	31,974	30,737

Service Businesses
Consumer product protection plans	295	—	—
Roadside assistance	268	310	340
Finance and insurance products	304	270	221
Intersegment premiums and service fees (1)	110	105	42
Net investment income	16	13	11
Total Service Businesses	993	698	614

Allstate Life
Traditional life insurance premiums	568	533	505
Accident and health insurance premiums	2	2	2
Interest-sensitive life insurance contract charges	710	715	716
Net investment income	489	482	490
Realized capital gains and losses	5	(38)	2
Total Allstate Life	1,774	1,694	1,715

Allstate Benefits
Traditional life insurance premiums	42	40	37
Accident and health insurance premiums	928	857	778
Interest-sensitive life insurance contract charges	114	114	106
Net investment income	72	71	71
Realized capital gains and losses	1	(5)	1
Total Allstate Benefits	1,157	1,077	993

Allstate Annuities
Fixed annuities contract charges	14	14	14
Net investment income	1,305	1,181	1,323
Realized capital gains and losses	44	(38)	264
Total Allstate Annuities	1,363	1,157	1,601

Corporate and Other
Net investment income	41	42	35
Realized capital gains and losses	(6)	(3)	—

Total Corporate and Other	35	39	35
Intersegment eliminations (1)	(110)	(105)	(42)
Consolidated revenues	$38,524	$36,534	$35,653
(1) Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in the consolidated financial statements.

The Allstate Corporation 141

2017 Form 10-K Notes to Consolidated Financial Statements

Reportable segments financial performance
	For the years ended December 31,
($ in millions)	2017	2016	2015
Property-Liability
Allstate Protection	$2,111	$1,327	$1,621
Discontinued Lines and Coverages	(99)	(107)	(55)
Total underwriting income	2,012	1,220	1,566
Net investment income	1,478	1,253	1,226
Income tax expense on operations	(1,119)	(812)	(922)
Realized capital gains and losses, after-tax	272	—	(154)
Gain on disposition of operations, after-tax	9	—	—
Change in accounting for investments in qualified affordable housing projects	—	—	(28)
Tax Legislation expense	(65)	—	—
Property-Liability net income applicable to common shareholders	2,587	1,661	1,688

Service Businesses
Adjusted net (loss) income	(59)	3	2
Amortization of purchased intangible assets, after-tax	(60)	—	—
Tax Legislation benefit	134	—	—
Service Businesses net income applicable to common shareholders	15	3	2

Allstate Life
Adjusted net income	253	247	239
Realized capital gains and losses, after-tax	2	(24)	1
DAC and DSI amortization related to realized capital gains and losses, after-tax	(10)	(4)	(4)
Loss on disposition of operations, after-tax	—	—	(1)
Change in accounting for investments in qualified affordable housing projects	—	—	(6)
Tax Legislation benefit	332	—	—
Allstate Life net income applicable to common shareholders	577	219	229

Allstate Benefits
Adjusted net income	95	100	104
Realized capital gains and losses, after-tax	—	(4)	—
Tax Legislation benefit	51	—	—
Allstate Benefits net income applicable to common shareholders	146	96	104

Allstate Annuities
Adjusted net income	204	101	166
Realized capital gains and losses, after-tax	28	(26)	172
Valuation changes on embedded derivatives not hedged, after-tax	—	(2)	(1)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives not hedged, after-tax	—	—	1
Gain on disposition of operations, after-tax	4	3	3
Change in accounting for investments in qualified affordable housing projects	—	—	(11)
Tax Legislation benefit	182	—	—
Allstate Annuities net income applicable to common shareholders	418	76	330

Corporate and Other
Adjusted net loss	(399)	(292)	(298)
Realized capital gains and losses, after-tax	(4)	(2)	—
Goodwill impairment	(125)	—	—
Business combination expenses, after-tax	(14)	—	—
Tax Legislation expense	(128)	—	—
Corporate and Other net loss applicable to common shareholders	(670)	(294)	(298)

Consolidated net income applicable to common shareholders	$3,073	$1,761	$2,055

142 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Additional significant financial performance data
	For the years ended December 31,
($ in millions)	2017	2016	2015
Amortization of DAC
Property-Liability	$4,205	$4,053	$3,933
Service Businesses	296	214	169
Allstate Life	134	131	133
Allstate Benefits	142	145	124
Allstate Annuities	7	7	5
Consolidated	$4,784	$4,550	$4,364

Income tax expense (benefit)
Property-Liability	$1,318	$806	$867
Service Businesses	(193)	—	2
Allstate Life	(224)	91	108
Allstate Benefits	1	51	55
Allstate Annuities	(58)	36	188
Corporate and Other	(42)	(107)	(109)
Consolidated	$802	$877	$1,111

Impacts of Tax Legislation
	For the year ended December 31, 2017
($ in millions)	Income tax expense (benefit) before Tax Legislation	Tax Legislation expense (benefit)	Income tax expense (benefit) after Tax Legislation
Income tax expense (benefit)
Property-Liability	$1,253	$65	$1,318
Service Businesses	(59)	(134)	(193)
Allstate Life	108	(332)	(224)
Allstate Benefits	52	(51)	1
Allstate Annuities	124	(182)	(58)
Corporate and Other	(170)	128	(42)
Consolidated	$1,308	$(506)	$802
Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in Property-Liability as the Company does not allocate assets to the Allstate Protection and Discontinued Lines and Coverages segments. A portion of these long-lived assets are used by entities included in the Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities and Corporate and Other segments and, accordingly, are charged to expenses in proportion to their use.

The Allstate Corporation 143

2017 Form 10-K Notes to Consolidated Financial Statements

Reportable segment total assets and investments as of December 31, 2017 (1)
($ in millions)
Assets (2)
Property-Liability	$60,197
Service Businesses	4,531
Allstate Life	14,107
Allstate Benefits	2,766
Allstate Annuities	28,836
Corporate and Other	1,985
Consolidated	$112,422

Investments (3)
Property-Liability	$43,183
Service Businesses	954
Allstate Life	11,210
Allstate Benefits	1,776
Allstate Annuities	23,722
Corporate and Other	1,958
Consolidated	$82,803

(1)	The balances above reflect the elimination of related party investments between segments.

(2)
Due to the changes in reportable segments, prior year total assets are not available for the new segments as it was impracticable to calculate. Total assets for previously reported Property-Liability, Allstate Financial, and Corporate and Other segments were $60.39 billion, $45.95 billion and $2.27 billion as of December 31, 2016, respectively, and $55.67 billion, $46.34 billion and $2.64 billion as of December 31, 2015, respectively.

(3)
Due to the changes in reportable segments, prior year investments balances are not available for the new segments as it was impracticable to calculate. Total investments for previously reported Property-Liability, Allstate Financial, and Corporate and Other segments were $42.72 billion, $36.84 billion and $2.24 billion as of December 31, 2016, respectively, and $38.48 billion, $36.79 billion and $2.49 billion as of December 31, 2015, respectively.

Note 5	Investments

Amortized cost, gross unrealized gains and losses and fair value for fixed income securities
	Amortized cost	Gross unrealized		Fair value
($ in millions)		Gains	Losses
December 31, 2017
U.S. government and agencies	$3,580	$56	$(20)	$3,616
Municipal	8,053	311	(36)	8,328
Corporate	42,996	1,234	(204)	44,026
Foreign government	1,005	27	(11)	1,021
ABS	1,266	13	(7)	1,272
RMBS	480	101	(3)	578
CMBS	124	6	(2)	128
Redeemable preferred stock	21	2	—	23
Total fixed income securities	$57,525	$1,750	$(283)	$58,992

December 31, 2016
U.S. government and agencies	$3,572	$74	$(9)	$3,637
Municipal	7,116	304	(87)	7,333
Corporate	42,742	1,178	(319)	43,601
Foreign government	1,043	36	(4)	1,075
ABS	1,169	13	(11)	1,171
RMBS	651	85	(8)	728
CMBS	262	17	(9)	270
Redeemable preferred stock	21	3	—	24
Total fixed income securities	$56,576	$1,710	$(447)	$57,839

144 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Scheduled maturities for fixed Income securities
	As of December 31, 2017
($ in millions)	Amortized cost	Fair value
Due in one year or less	$4,771	$4,783
Due after one year through five years	28,736	29,080
Due after five years through ten years	16,956	17,278
Due after ten years	5,192	5,873
	55,655	57,014
ABS, RMBS and CMBS	1,870	1,978
Total	$57,525	$58,992
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
	For the years ended December 31,
($ in millions)	2017	2016	2015
Fixed income securities	$2,078	$2,060	$2,218
Equity securities	174	137	110
Mortgage loans	206	217	228
Limited partnership interests	889	561	549
Short-term investments	30	16	9
Other	236	222	192
Investment income, before expense	3,613	3,213	3,306
Investment expense	(212)	(171)	(150)
Net investment income	$3,401	$3,042	$3,156

Realized capital gains and losses by asset type
	For the years ended December 31,
($ in millions)	2017	2016	2015
Fixed income securities	$94	$(91)	$212
Equity securities	255	23	(50)
Mortgage loans	1	—	6
Limited partnership interests	132	(21)	(93)
Derivatives	(46)	3	(21)
Other	9	(4)	(24)
Realized capital gains and losses	$445	$(90)	$30

Realized capital gains and losses by transaction type
	For the years ended December 31,
($ in millions)	2017	2016	2015
Impairment write-downs	$(102)	$(234)	$(195)
Change in intent write-downs	(48)	(69)	(221)
Net other-than-temporary impairment losses recognized in earnings	(150)	(303)	(416)
Sales and other	641	213	470
Valuation and settlements of derivative instruments	(46)	—	(24)
Realized capital gains and losses	$445	$(90)	$30
Gross gains of $737 million, $631 million and $915 million and gross losses of $276 million, $461 million and $399 million were realized on sales of fixed income and equity securities during 2017, 2016 and 2015, respectively.

The Allstate Corporation 145

2017 Form 10-K Notes to Consolidated Financial Statements

Other-than-temporary impairment losses by asset type
	For the years ended December 31,
($ in millions)	2017			2016			2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$(3)	$(4)	$—	$—	$—	$(17)	$4	$(13)
Corporate	(9)	3	(6)	(33)	9	(24)	(61)	11	(50)
ABS	(1)	(2)	(3)	(6)	—	(6)	(33)	22	(11)
RMBS	(2)	(3)	(5)	—	(1)	(1)	1	(1)	—
CMBS	(9)	1	(8)	(15)	2	(13)	(1)	—	(1)
Total fixed income securities	(22)	(4)	(26)	(54)	10	(44)	(111)	36	(75)
Equity securities	(86)	—	(86)	(194)	—	(194)	(279)	—	(279)
Mortgage loans	(1)	—	(1)	—	—	—	4	—	4
Limited partnership interests	(32)	—	(32)	(56)	—	(56)	(51)	—	(51)
Other	(5)	—	(5)	(9)	—	(9)	(15)	—	(15)
Other-than-temporary impairment losses	$(146)	$(4)	$(150)	$(313)	$10	$(303)	$(452)	$36	$(416)

OTTI losses included in AOCI at the time of impairment for fixed income securities
($ in millions)	December 31, 2017	December 31, 2016
Municipal	$(5)	$(8)
Corporate	—	(7)
ABS	(15)	(21)
RMBS	(77)	(90)
CMBS	(4)	(7)
Total	$(101)	$(133)
The amounts exclude $208 million and $221 million as of December 31, 2017 and 2016, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

Rollforward of the cumulative credit losses recognized in earnings for fixed income securities held
	As of December 31,
($ in millions)	2017	2016	2015
Beginning balance	$(318)	$(392)	$(380)
Additional credit loss for securities previously other-than-temporarily impaired	(18)	(21)	(30)
Additional credit loss for securities not previously other-than-temporarily impaired	(8)	(23)	(45)
Reduction in credit loss for securities disposed or collected	116	117	60
Change in credit loss due to accretion of increase in cash flows	2	1	3
Ending balance	$(226)	$(318)	$(392)
The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between

146 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2017		Gains	Losses
Fixed income securities	$58,992	$1,750	$(283)	$1,467
Equity securities (1)	6,621	1,172	(12)	1,160
Short-term investments	1,944	—	—	—
Derivative instruments (2)	2	2	(3)	(1)
EMA limited partnerships (3)				1
Unrealized net capital gains and losses, pre-tax				2,627
Amounts recognized for:
Insurance reserves (4)				(315)
DAC and DSI (5)				(196)
Amounts recognized				(511)
Deferred income taxes (6)				(454)
Unrealized net capital gains and losses, after-tax				$1,662

(1)
Beginning January 1, 2018, due to the adoption of the new accounting standard for the recognition and measurement of financial assets and liabilities, equity securities will be measured at fair value with changes in fair value recognized in net income. The existing unrealized net capital gains and losses, after-tax, will be reclassified to retained income through a cumulative effect adjustment. See Note 2 for additional details on the new accounting standard.

(2)	Included in the fair value of derivative instruments is $2 million classified as liabilities.

(3)
Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ other comprehensive income. Fair value and gross unrealized gains and losses are not applicable.

(4)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. This adjustment primarily relates to structured settlement annuities with life contingencies (a type of immediate fixed annuities).

(5)
The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

(6)	Unrealized net capital gains and losses were reduced by deferred income taxes at the newly enacted 21% U.S. corporate tax rate.

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2016		Gains	Losses
Fixed income securities	$57,839	$1,710	$(447)	$1,263
Equity securities	5,666	594	(85)	509
Short-term investments	4,288	—	—	—
Derivative instruments (1)	5	5	(3)	2
EMA limited partnerships				(4)
Unrealized net capital gains and losses, pre-tax				1,770
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(146)
Amounts recognized				(146)
Deferred income taxes (2)				(571)
Unrealized net capital gains and losses, after-tax				$1,053

(1)	Included in the fair value of derivative instruments is $5 million classified as assets.

(2)	Unrealized net capital gains and losses were reduced by deferred income taxes at the 35% corporate tax rate.

The Allstate Corporation 147

2017 Form 10-K Notes to Consolidated Financial Statements

Change in unrealized net capital gains and losses
	For the years ended December 31,
($ in millions)	2017	2016	2015
Fixed income securities	$204	$516	$(2,021)
Equity securities	651	233	(136)
Derivative instruments	(3)	(4)	8
EMA limited partnerships	5	—	1
Total	857	745	(2,148)
Amounts recognized for:
Insurance reserves	(315)	—	28
DAC and DSI	(50)	(79)	112
Amounts recognized	(365)	(79)	140
Deferred income taxes	117	(233)	702
Increase (decrease) in unrealized net capital gains and losses, after-tax	$609	$433	$(1,306)
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

148 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2017
Fixed income securities
U.S. government and agencies	66	$2,829	$(18)	18	$182	$(2)	$(20)
Municipal	1,756	3,143	(24)	165	349	(12)	(36)
Corporate	781	11,616	(102)	208	3,289	(102)	(204)
Foreign government	45	580	(10)	5	44	(1)	(11)
ABS	57	476	(3)	9	34	(4)	(7)
RMBS	118	35	(1)	181	50	(2)	(3)
CMBS	2	1	—	6	23	(2)	(2)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,826	18,680	(158)	592	3,971	(125)	(283)
Equity securities	127	369	(12)	2	—	—	(12)
Total fixed income and equity securities	2,953	$19,049	$(170)	594	$3,971	$(125)	$(295)
Investment grade fixed income securities	2,706	$17,668	$(134)	535	$3,751	$(98)	$(232)
Below investment grade fixed income securities	120	1,012	(24)	57	220	(27)	(51)
Total fixed income securities	2,826	$18,680	$(158)	592	$3,971	$(125)	$(283)

December 31, 2016
Fixed income securities
U.S. government and agencies	46	$943	$(9)	—	$—	$—	$(9)
Municipal	1,310	3,073	(76)	8	29	(11)	(87)
Corporate	862	13,343	(256)	83	678	(63)	(319)
Foreign government	41	225	(4)	—	—	—	(4)
ABS	31	222	(1)	14	109	(10)	(11)
RMBS	89	53	(1)	179	91	(7)	(8)
CMBS	15	59	(4)	4	15	(5)	(9)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,395	17,918	(351)	288	922	(96)	(447)
Equity securities	195	654	(56)	46	165	(29)	(85)
Total fixed income and equity securities	2,590	$18,572	$(407)	334	$1,087	$(125)	$(532)
Investment grade fixed income securities	2,202	$15,678	$(293)	201	$493	$(51)	$(344)
Below investment grade fixed income securities	193	2,240	(58)	87	429	(45)	(103)
Total fixed income securities	2,395	$17,918	$(351)	288	$922	$(96)	$(447)
As of December 31, 2017, $269 million of the $295 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $269 million, $219 million are related to unrealized losses on investment grade fixed income securities and $11 million are related to equity securities. Of the remaining $39 million, $22 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of December 31, 2017, the remaining $26 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $13 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $26 million, $12 million are related to below investment grade fixed income securities and $1 million are related to equity securities. Of these amounts, $2 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2017.

The Allstate Corporation 149

2017 Form 10-K Notes to Consolidated Financial Statements

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
As of December 31, 2017, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2017, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of December 31, 2017 and 2016, the carrying value of equity method limited partnerships totaled $5.41 billion and $4.53 billion, respectively. Principal factors influencing carrying value appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of December 31, 2017 and 2016, the carrying value for cost method limited partnerships was $1.33 billion and $1.28 billion, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled, net of valuation allowance, $4.53 billion and $4.49 billion as of December 31, 2017 and 2016, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower.

Principal geographic distribution of commercial real estate exceeding 5% of the mortgage loans portfolio
	As of December 31,
(% of mortgage loan portfolio carrying value)	2017	2016
California	19.9%	19.3%
Texas	13.0	10.5
New Jersey	7.6	8.2
Illinois	7.1	6.7
Florida	6.4	5.4

Types of properties collateralizing the mortgage loan portfolio
	As of December 31,
(% of mortgage loan portfolio carrying value)	2017	2016
Apartment complex	30.9%	27.6%
Office buildings	23.8	23.9
Retail	18.0	20.4
Warehouse	15.7	17.0
Other	11.6	11.1
Total	100.0%	100.0%

150 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Contractual maturities of the mortgage loan portfolio
	As of December 31, 2017
($ in millions)	Number of loans	Carrying value	Percent
2018	17	$169	3.7%
2019	10	268	5.9
2020	14	192	4.2
2021	43	625	13.8
Thereafter	201	3,280	72.4
Total	285	$4,534	100.0%
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2017.
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

Carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution
	As of December 31,
($ in millions)	2017			2016
Debt Service Coverage Ratio Distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$3	$—	$3	$60	$—	$60
1.0 - 1.25	345	—	345	324	—	324
1.26 - 1.50	1,141	30	1,171	1,293	—	1,293
Above 1.50	2,949	62	3,011	2,765	39	2,804
Total non-impaired mortgage loans	$4,438	$92	$4,530	$4,442	$39	$4,481
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

Net carrying value of impaired mortgage loans
	As of December 31,
($ in millions)	2017	2016
Impaired mortgage loans with a valuation allowance	$4	$5
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$5
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $7 million, $6 million and $11 million during 2017, 2016 and 2015, respectively.

The Allstate Corporation 151

2017 Form 10-K Notes to Consolidated Financial Statements

Rollforward of the valuation allowance on impaired mortgage loans
	For the years ended December 31,
($ in millions)	2017	2016	2015
Beginning balance	$3	$3	$8
Net increase (decrease) in valuation allowance	1	—	(4)
Charge offs	(1)	—	(1)
Ending balance	$3	$3	$3
Payments on all mortgage loans were current as of December 31, 2017, 2016 and 2015.
Municipal bonds
The Company maintains a diversified portfolio of municipal bonds.

Principal geographic distribution of municipal bond issuers exceeding 5% of the portfolio
	As of December 31,
(% of municipal bond portfolio carrying value)	2017	2016
Texas	9.6%	10.0%
California	7.0	7.2
New York	6.9	6.8
Florida	6.5	5.7
Washington	5.4	5.6
Michigan	4.2	5.4
Concentration of credit risk
As of December 31, 2017, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholders’ equity, other than the U.S. government and its agencies.
Securities loaned
The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2017 and 2016, fixed income and equity securities with a carrying value of $1.09 billion and $1.08 billion, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $7 million, $6 million and $2 million in 2017, 2016 and 2015, respectively.

Other investment information
Included in fixed income securities are below investment grade assets totaling $7.57 billion and $8.62 billion as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, fixed income securities and short-term investments with a carrying value of $154 million were on deposit with regulatory authorities as required by law.
As of December 31, 2017, the carrying value of fixed income securities and other investments that were non-income producing was $51 million.

Note 6	Fair Value of Assets and Liabilities
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

152 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

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

The Allstate Corporation 153

2017 Form 10-K Notes to Consolidated Financial Statements

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

154 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis
	As of December 31, 2017
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2017
Assets
Fixed income securities:
U.S. government and agencies	$3,079	$537	$—		$3,616
Municipal	—	8,227	101		8,328
Corporate - public	—	31,963	108		32,071
Corporate - privately placed	—	11,731	224		11,955
Foreign government	—	1,021	—		1,021
ABS - CDO	—	480	99		579
ABS - consumer and other	—	645	48		693
RMBS	—	578	—		578
CMBS	—	102	26		128
Redeemable preferred stock	—	23	—		23
Total fixed income securities	3,079	55,307	606		58,992
Equity securities	6,032	379	210		6,621
Short-term investments	264	1,660	20		1,944
Other investments: Free-standing derivatives	—	132	1	(6)	127
Separate account assets	3,444	—	—		3,444
Other assets	—	—	—		—
Total recurring basis assets	12,819	57,478	837	(6)	71,128
Non-recurring basis (1)	—	—	3		3
Total assets at fair value	$12,819	$57,478	$840	$(6)	$71,131
% of total assets at fair value	18.0%	80.8%	1.2%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(286)		$(286)
Other liabilities: Free-standing derivatives	(1)	(83)	—	$14	(70)
Total liabilities at fair value	$(1)	$(83)	$(286)	$14	$(356)
% of total liabilities at fair value	0.3%	23.3%	80.3%	(3.9)%	100.0%

(1)	Includes $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The Allstate Corporation 155

2017 Form 10-K Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring and non-recurring basis
	As of December 31, 2016
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$2,918	$719	$—		$3,637
Municipal	—	7,208	125		7,333
Corporate - public	—	31,414	78		31,492
Corporate - privately placed	—	11,846	263		12,109
Foreign government	—	1,075	—		1,075
ABS - CDO	—	650	27		677
ABS - consumer and other	—	452	42		494
RMBS	—	727	1		728
CMBS	—	248	22		270
Redeemable preferred stock	—	24	—		24
Total fixed income securities	2,918	54,363	558		57,839
Equity securities	5,247	256	163		5,666
Short-term investments	850	3,423	15		4,288
Other investments: Free-standing derivatives	—	119	1	(9)	111
Separate account assets	3,393	—	—		3,393
Other assets	—	—	1		1
Total recurring basis assets	12,408	58,161	738	(9)	71,298
Non-recurring basis (1)	—	—	24		24
Total assets at fair value	$12,408	$58,161	$762	$(9)	$71,322
% of total assets at fair value	17.4%	81.5%	1.1%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(290)		$(290)
Other liabilities: Free-standing derivatives	(1)	(68)	(3)	$28	(44)
Total liabilities at fair value	$(1)	$(68)	$(293)	$28	$(334)
% of total liabilities at fair value	0.3%	20.4%	87.7%	(8.4)%	100.0%

(1)	Includes $24 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

156 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(252)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%

December 31, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of December 31, 2017 and 2016, Level 3 fair value measurements of fixed income securities total $606 million and $558 million, respectively, and include $271 million and $307 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $58 million and $80 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

The Allstate Corporation 157

2017 Form 10-K Notes to Consolidated Financial Statements

Rollforward of level 3 assets and liabilities held at fair value on a recurring basis during the period
		December 31, 2017
	Balance as of December 31, 2016	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$125	$(1)	$7	$—	$(6)
Corporate - public	78	—	—	4	(30)
Corporate - privately placed	263	8	(2)	30	(49)
ABS - CDO	27	—	6	60	(190)
ABS - consumer and other	42	—	—	—	(90)
RMBS	1	—	—	—	—
CMBS	22	—	—	—	—
Total fixed income securities	558	7	11	94	(365)
Equity securities	163	13	4	—	(4)
Short-term investments	15	—	—	—	—
Free-standing derivatives, net	(2)	3	—	—	—
Other assets	1	(1)	—	—	—
Total recurring Level 3 assets	$735	$22	$15	$94	$(369)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(290)	$—	$—	$—	$—
Total recurring Level 3 liabilities	$(290)	$—	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2017
Assets
Fixed income securities:
Municipal	$8	$(29)	$—	$(3)	$101
Corporate - public	60	—	—	(4)	108
Corporate - privately placed	44	(30)	—	(40)	224
ABS - CDO	219	—	—	(23)	99
ABS - consumer and other	103	—	—	(7)	48
RMBS	—	—	—	(1)	—
CMBS	6	—	—	(2)	26
Total fixed income securities	440	(59)	—	(80)	606
Equity securities	48	(14)	—	—	210
Short-term investments	45	(40)	—	—	20
Free-standing derivatives, net	—	—	—	—	1	(2)
Other assets	—	—	—	—	—
Total recurring Level 3 assets	$533	$(113)	$—	$(80)	$837
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(2)	$6	$(286)
Total recurring Level 3 liabilities	$—	$—	$(2)	$6	$(286)

(1)
The effect to net income totals $22 million and is reported in the Consolidated Statements of Operations as follows: $4 million in realized capital gains and losses, $19 million in net investment income, $(10) million in interest credited to contractholder funds and $9 million in life contract benefits.

(2)	Comprises $1 million of assets.

158 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Rollforward of level 3 assets and liabilities held at fair value on a recurring basis during the period
		December 31, 2016
	Balance as of December 31, 2015	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
U.S. government and agencies	$5	$—	$—	$—	$(4)
Municipal	161	12	(10)	6	(23)
Corporate - public	46	—	—	41	(43)
Corporate - privately placed	502	15	18	16	(398)
ABS - CDO	61	1	6	10	(43)
ABS - consumer and other	50	—	(3)	3	(35)
RMBS	1	1	—	—	—
CMBS	20	—	—	—	(1)
Total fixed income securities	846	29	11	76	(547)
Equity securities	133	(32)	12	—	(12)
Short-term investments	—	—	—	—	—
Free-standing derivatives, net	(7)	6	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$973	$3	$23	$76	$(559)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(299)	$5	$—	$—	$—
Total recurring Level 3 liabilities	$(299)	$5	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$—
Municipal	22	(40)	—	(3)	125
Corporate - public	47	(11)	—	(2)	78
Corporate - privately placed	181	(15)	—	(56)	263
ABS - CDO	40	(3)	—	(45)	27
ABS - consumer and other	35	(5)	—	(3)	42
RMBS	—	(1)	—	—	1
CMBS	5	—	—	(2)	22
Total fixed income securities	330	(75)	—	(112)	558
Equity securities	65	(4)	—	1	163
Short-term investments	15	—	—	—	15
Free-standing derivatives, net	—	—	—	(1)	(2)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$410	$(79)	$—	$(112)	$735
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(3)	$7	$(290)
Total recurring Level 3 liabilities	$—	$—	$(3)	$7	$(290)

(1)
The effect to net income totals $8 million and is reported in the Consolidated Statements of Operations as follows: $(9) million in realized capital gains and losses, $12 million in net investment income, $(4) million in interest credited to contractholder funds and $9 million in life contract benefits.

(2)	Comprises $1 million of assets and $3 million of liabilities.

The Allstate Corporation 159

2017 Form 10-K Notes to Consolidated Financial Statements

Rollforward of level 3 assets and liabilities held at fair value on a recurring basis during the period
		December 31, 2015
		Total gains (losses) included in:
($ in millions)	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
U.S. government and agencies	$6	$—	$—	$—	$—
Municipal	270	(4)	(7)	3	(2)
Corporate - public	214	—	—	—	(175)
Corporate - privately placed	677	13	(20)	13	(106)
ABS - CDO	104	(1)	4	43	(52)
ABS - consumer and other	92	(1)	—	—	(98)
RMBS	1	—	—	—	—
CMBS	23	—	—	—	—
Total fixed income securities	1,387	7	(23)	59	(433)
Equity securities	83	(3)	(5)	—	—
Short-term investments	5	—	—	—	—
Free-standing derivatives, net	(7)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,469	$5	$(28)	$59	$(433)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$19	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$19	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$—	$—	$—	$(1)	$5
Municipal	—	(91)	—	(8)	161
Corporate - public	11	—	—	(4)	46
Corporate - privately placed	79	(74)	—	(80)	502
ABS - CDO	—	(2)	—	(35)	61
ABS - consumer and other	70	(5)	—	(8)	50
RMBS	—	—	—	—	1
CMBS	12	—	—	(15)	20
Total fixed income securities	172	(172)	—	(151)	846
Equity securities	69	(11)	—	—	133
Short-term investments	35	(40)	—	—	—
Free-standing derivatives, net	—	—	—	(1)	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$276	$(223)	$—	$(152)	$973
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(2)	$7	$(299)
Total recurring Level 3 liabilities	$—	$—	$(2)	$7	$(299)

(1)
The effect to net income totals $24 million and is reported in the Consolidated Statements of Operations as follows: $(8) million in realized capital gains and losses, $13 million in net investment income, $26 million in interest credited to contractholder funds and $(7) million in life contract benefits.

(2)	Comprises $1 million of assets and $8 million of liabilities.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs, which generally are caused by changes in market conditions such as liquidity, trading volume or bid-ask spreads. Transfers between level categorizations may also occur due to changes in the

160 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

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
There were no transfers between Level 1 and Level 2 during 2017, 2016 or 2015.

Transfers into Level 3 during 2017, 2016 and 2015 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during 2017, 2016 and 2015 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Change in unrealized gains and losses included in net income for level 3 assets and liabilities held as of
	December 31,
($ in millions)	2017	2016	2015
Assets
Fixed income securities:
Municipal	$(3)	$2	$(12)
Corporate	1	2	11
ABS	—	—	2
Total fixed income securities	(2)	4	1
Equity securities	13	(32)	(4)
Free-standing derivatives, net	—	5	1
Other assets	(1)	—	—
Total recurring Level 3 assets	$10	$(23)	$(2)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$5	$19
Total recurring Level 3 liabilities	$—	$5	$19
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was held and determined to be in Level 3. These gains and losses total $10 million in 2017 and are reported as follows: $(8) million in realized capital gains and losses, $19 million in net investment income, $(10) million in interest credited to contractholder funds and $9 million in life contract benefits. These gains and losses total $(18) million in 2016 and are reported as follows: $(36)

million in realized capital gains and losses, $13 million in net investment income, $(4) million in interest credited to contractholder funds and $9 million in life contract benefits. These gains and losses total $17 million in 2015 and are reported as follows: $(20) million in realized capital gains and losses, $18 million in net investment income, $26 million in interest credited to contractholder funds and $(7) million in life contract benefits.
Financial assets

Carrying values and fair value estimates of financial instruments not carried at fair value
	As of December 31, 2017		As of December 31, 2016
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,534	$4,732	$4,486	$4,514
Cost method limited partnerships (1)	1,327	1,569	1,282	1,493
Bank loans	1,702	1,704	1,669	1,677
Agent loans	538	536	467	467

(1)
Beginning January 1, 2018, due to the adoption of the new accounting standard for the recognition and measurement of financial assets and liabilities, cost method limited partnerships (excluding limited partnership interests accounted for on a cost recovery basis) will be measured at fair value with changes in fair value recognized in net income. The existing carrying value of these investments will increase to fair value with the offsetting adjustment recognized in retained income through a cumulative effect adjustment. See Note 2 for additional details on the new accounting standard.

The Allstate Corporation 161

2017 Form 10-K Notes to Consolidated Financial Statements

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
Financial liabilities

Carrying values and fair value estimates of financial instruments not carried at fair value
	As of December 31, 2017		As of December 31, 2016
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$10,367	$11,071	$11,313	$12,009
Long-term debt	6,350	7,199	6,347	6,920
Liability for collateral	1,124	1,124	1,129	1,129
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

Note 7	Derivative Financial Instruments and Off-balance sheet Financial Instruments
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
The Company utilizes several derivative strategies to manage risk in Allstate Life and Allstate Annuities. Asset-liability management is a risk management strategy that is principally employed by Allstate Life and Allstate Annuities to balance the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Credit default swaps are typically used to mitigate the credit risk within the Allstate Life and Allstate Annuities fixed income portfolios. Futures and options are used for hedging the equity exposure contained in equity indexed life and annuity product contracts that offer

162 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

equity returns to contractholders. In addition, the Company uses equity index futures to offset valuation losses in the equity portfolio during periods of declining equity market values. Foreign currency swaps and forwards are primarily used to reduce the foreign currency risk associated with holding foreign currency denominated investments.
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income. The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders.
When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The Company designates certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item. The Company designates certain of its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged item affects net income.
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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of December 31, 2017, the Company pledged $10 million in the form of margin deposits.
For those derivatives which qualify for fair value hedge accounting, net income includes the changes in the fair value of both the derivative instrument and the hedged risk, and therefore reflects any hedging ineffectiveness. For cash flow hedges, gains and losses are amortized from AOCI and are reported in net income in the same period the forecasted transactions being hedged impact net income.
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

The Allstate Corporation 163

2017 Form 10-K Notes to Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2017
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$15	n/a	$—	$—	$—
Equity and index contracts
Options	Other investments	—	6,316	125	125	—
Financial futures contracts	Other assets	—	289	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	52	n/a	1	1	—
Credit default contracts
Credit default swaps – buying protection	Other investments	105	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	—	—	—
Total asset derivatives		$255	6,605	$126	$127	$(1)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	30	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	7,128	(58)	—	(58)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	650	n/a	(17)	3	(20)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	225	n/a	(22)	—	(22)
Guaranteed withdrawal benefits	Contractholder funds	274	n/a	(12)	—	(12)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,774	n/a	(252)	—	(252)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	136	n/a	(5)	—	(5)
Credit default swaps – selling protection	Other liabilities & accrued expenses	25	n/a	—	—	—
Subtotal		3,114	7,128	(365)	4	(369)
Total liability derivatives		3,133	7,128	(363)	$6	$(369)
Total derivatives		$3,388	13,733	$(237)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

164 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Summary of the volume and fair value positions of derivative instruments as of December 31, 2016
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$49	n/a	$5	$5	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	65	n/a	1	1	—
Equity and index contracts
Options	Other investments	—	3,972	88	88	—
Financial futures contracts	Other assets	—	261	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	759	n/a	—	24	(24)
Credit default contracts
Credit default swaps – buying protection	Other investments	87	n/a	(4)	—	(4)
Credit default swaps – selling protection	Other investments	140	n/a	2	2	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		1,054	4,233	88	116	(28)
Total asset derivatives		$1,103	4,233	$93	$121	$(28)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	$—	4,848	$(39)	$—	$(39)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	391	n/a	(34)	—	(34)
Guaranteed withdrawal benefits	Contractholder funds	290	n/a	(9)	—	(9)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,751	n/a	(247)	—	(247)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	136	n/a	(2)	—	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	105	n/a	(3)	—	(3)
Total liability derivatives		2,673	4,848	(334)	$—	$(334)
Total derivatives		$3,776	9,081	$(241)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

Gross and net amounts for OTC derivatives (1)
		Offsets
($ in millions)	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2017
Asset derivatives	$8	$(7)	$1	$2	$—	$2
Liability derivatives	(26)	7	7	(12)	3	(9)

December 31, 2016
Asset derivatives	$31	$(28)	$19	$22	$(9)	$13
Liability derivatives	(33)	28	—	(5)	4	(1)

(1)	All OTC derivatives are subject to enforceable master netting agreements.

The Allstate Corporation 165

2017 Form 10-K Notes to Consolidated Financial Statements

Summary of the impacts of the foreign currency contracts in cash flow hedging relationships
	For the years ended December 31,
($ in millions)	2017	2016	2015
(Loss) gain recognized in OCI on derivatives during the period	$(2)	$—	$10
(Loss) gain recognized in OCI on derivatives during the term of the hedging relationship	(1)	2	6
Gain (loss) reclassified from AOCI into income (net investment income)	1	1	(1)
Gain reclassified from AOCI into income (realized capital gains and losses)	—	3	3
Amortization of net gains from AOCI related to cash flow hedges is expected to be a gain of $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses in 2017, 2016 or 2015.

Gains and losses from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains and losses	Life contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
2017
Equity and index contracts	$(15)	$—	$47	$28	$60
Embedded derivative financial instruments	—	9	(6)	—	3
Foreign currency contracts	(27)	—	—	6	(21)
Credit default contracts	(4)	—	—	—	(4)
Total	$(46)	$9	$41	$34	$38

2016
Equity and index contracts	$(12)	$—	$18	$19	$25
Embedded derivative financial instruments	—	9	—	—	9
Foreign currency contracts	17	—	—	(35)	(18)
Credit default contracts	(5)	—	—	—	(5)
Total	$—	$9	$18	$(16)	$11

2015
Interest rate contracts	$1	$—	$—	$—	$1
Equity and index contracts	1	—	(9)	(1)	(9)
Embedded derivative financial instruments	—	(7)	31	—	24
Foreign currency contracts	(24)	—	—	(8)	(32)
Credit default contracts	(2)	—	—	—	(2)
Total	$(24)	$(7)	$22	$(9)	$(18)
In 2017, 2016 and 2015, the Company had no derivatives used in fair value hedging relationships.
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2017, counterparties pledged $3 million in cash to the Company, and the Company pledged $14 million in cash and securities to counterparties which includes $6 million of collateral posted under MNAs for contracts containing credit-risk contingent provisions that are in a liability position and $8 million of collateral posted under MNAs for contracts without credit-risk-

contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

166 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	2017				2016
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA–	1	$18	$1	$—	2	$80	$2	$2
A+	3	90	3	1	5	698	20	9
A–	—	—	—	—	1	110	1	1
Total	4	$108	$4	$1	8	$888	$23	$12

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	2017	2016
Gross liability fair value of contracts containing credit-risk-contingent features	$28	$9
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(17)	(7)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(6)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$5	$2

The Allstate Corporation 167

2017 Form 10-K Notes to Consolidated Financial Statements

Credit derivatives – selling protection
A credit default swap (“CDS”) is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the “reference entity” or a portfolio of “reference entities”), in return for a periodic premium. In selling protection, CDS’s are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. CDS’s typically have a five-year term.

CDS notional amounts by credit rating and fair value of protection sold
	Notional amount
($ in millions)	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2017
Single name
Corporate debt	$—	$10	$10	$5	$25	$—
Index
Corporate debt	1	19	45	15	80	1
Total	$1	$29	$55	$20	$105	$1
December 31, 2016
Single name
Corporate debt	$20	$10	$35	$—	$65	$1
First-to-default Basket
Municipal	—	—	100	—	100	(3)
Index
Corporate debt	1	19	50	10	80	1
Total	$21	$29	$185	$10	$245	$(1)
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
Off-balance sheet financial instruments

Contractual amounts of off balance sheet financial instruments
	As of December 31,
($ in millions)	2017	2016
Commitments to invest in limited partnership interests	$3,121	$2,979
Private placement commitments	96	69
Other loan commitments	97	83

168 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

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
Private placement commitments represent commitments to purchase private placement debt and private equity securities at a future date. The Company enters into these agreements in the normal course of business. The fair value of the debt commitments generally cannot be estimated on the date the commitment is made as the terms and conditions of the underlying private placement securities are not yet final. Because the private equity securities are not actively traded, it is not practical to estimate fair value of the commitments.
Other loan commitments are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at predetermined interest rates. Commitments have either fixed or varying expiration dates or other termination clauses. The fair value of these commitments is insignificant.

Note 8	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
Because reserves are estimates of unpaid portions of losses that have occurred, including incurred but not reported (“IBNR”) losses, the establishment of appropriate reserves, including reserves for catastrophes and reserves and reinsurance recoverables for Discontinued Lines and Coverages, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in property and casualty insurance claims and claims expense in the Consolidated Statements of Operations in the period such changes are determined.

Rollforward of reserve for property and casualty insurance claims and claims expense
($ in millions)	2017	2016	2015
Balance as of January 1	$25,250	$23,869	$22,923
Less reinsurance recoverables	6,184	5,892	5,694
Net balance as of January 1	19,066	17,977	17,229
SquareTrade acquisition as of January 3, 2017	17	—	—
Incurred claims and claims expense related to:
Current year	22,432	22,238	20,953
Prior years	(503)	(17)	81
Total incurred	21,929	22,221	21,034
Claims and claims expense paid related to:
Current year	14,194	14,222	13,660
Prior years	6,964	6,910	6,626
Total paid	21,158	21,132	20,286
Net balance as of December 31	19,854	19,066	17,977
Plus reinsurance recoverables	6,471	6,184	5,892
Balance as of December 31	$26,325	$25,250	$23,869
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the calendar year. This expense includes losses from catastrophes of $3.23 billion, $2.57 billion and $1.72 billion in 2017,

2016 and 2015, respectively, net of reinsurance and other recoveries (see Note 10). Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to

The Allstate Corporation 169

2017 Form 10-K Financial Statements

contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
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
During 2017, incurred claims and claims expense related to prior years was primarily comprised of net decreases in auto and homeowners reserves of $490 million and $131 million, respectively, primarily related to a reduction in claim severity estimates for liability coverages, net increases in Discontinued Lines and Coverages of $96 million and net increases in other reserves of $22 million. Incurred claims and claims expense includes favorable catastrophe loss reestimates of $18 million, net of reinsurance and other recoveries.

During 2016, incurred claims and claims expense related to prior years was primarily composed of net decreases in auto reserves of $155 million primarily due to claim severity development for bodily injury coverage that was better than expected, net decreases in homeowners reserves of $24 million due to favorable non-catastrophe reserve reestimates, net increases in other reserves of $57 million primarily due to unfavorable commercial business non-catastrophe losses, and net increases in Discontinued Lines and Coverages reserves of $105 million. Incurred claims and claims expense includes unfavorable catastrophe loss reestimates of $6 million, net of reinsurance and other recoveries.
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

170 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

The following presents information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for claims and claims expense, including both reported and IBNR claims. The cumulative number of reported claims is identified by coverage and excludes reported claims for industry pools and facilities where information is not available. The information about incurred and paid claims development for the 2013 to 2017 years, and the average annual percentage payout of incurred claims by age as of December 31, 2017, is presented as required supplementary information.
Auto insurance – liability coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of reinsurance					IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					As of December 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2013	2014	2015	2016	2017
2013	$7,461	$7,429	$7,446	$7,387	$7,317	$513	2,114,149
2014	—	7,889	7,955	7,882	7,785	951	2,194,476
2015	—	—	8,896	8,816	8,721	1,828	2,380,096
2016	—	—	—	9,169	8,926	3,149	2,387,023
2017	—	—	—	—	8,621	5,465	2,112,379
				Total	$41,370

	Cumulative paid claims and allocated claims adjustment expenses, net of reinsurance
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2013	2014	2015	2016	2017
2013	$2,955	$4,993	$5,946	$6,493	$6,804
2014	—	3,177	5,322	6,265	6,834
2015	—	—	3,529	5,846	6,893
2016	—	—	—	3,491	5,777
2017	—	—	—	—	3,156
				Total	$29,464
All outstanding liabilities before 2013, net of reinsurance					1,275
Liabilities for claims and claim adjustment expenses, net of reinsurance					$13,181

Average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2017
	1 year	2 years	3 years	4 years	5 years
Auto insurance – liability coverage	40.2%	27.4%	12.5%	8.0%	4.7%

The Allstate Corporation 171

2017 Form 10-K Financial Statements

Auto insurance – physical damage coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of reinsurance					IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					As of December 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2013	2014	2015	2016	2017
2013	$3,894	$3,866	$3,854	$3,844	$3,842	$1	3,777,287
2014	—	4,308	4,296	4,270	4,273	3	4,144,310
2015	—	—	4,663	4,688	4,676	11	4,388,829
2016	—	—	—	5,136	5,058	19	4,426,714
2017	—	—	—	—	5,131	278	4,075,755
				Total	$22,980

	Cumulative paid claims and allocated claims adjustment expenses, net of reinsurance
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2013	2014	2015	2016	2017
2013	$3,718	$3,848	$3,841	$3,841	$3,841
2014	—	4,148	4,281	4,273	4,270
2015	—	—	4,513	4,679	4,665
2016	—	—	—	4,895	5,039
2017	—	—	—	—	4,853
				Total	$22,668
All outstanding liabilities before 2013, net of reinsurance					9
Liabilities for claims and claim adjustment expenses, net of reinsurance					$321

Average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2017
	1 year	2 years	3 years	4 years	5 years
Auto insurance – physical damage coverage	96.6%	3.2%	(0.2)%	—%	—%

172 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Homeowners insurance

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of reinsurance					IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					As of December 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2013	2014	2015	2016	2017
2013	$3,098	$3,170	$3,163	$3,142	$3,121	$51	682,873
2014	—	3,608	3,651	3,653	3,621	88	765,001
2015	—	—	3,572	3,622	3,560	158	720,102
2016	—	—	—	3,972	4,001	319	809,045
2017	—	—	—	—	4,490	1,260	840,254
				Total	$18,793

	Cumulative paid claims and allocated claims adjustment expenses, net of reinsurance
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2013	2014	2015	2016	2017
2013	$2,288	$2,885	$2,998	$3,045	$3,070
2014	—	2,736	3,365	3,481	3,533
2015	—	—	2,589	3,299	3,402
2016	—	—	—	2,950	3,682
2017	—	—	—	—	3,230
				Total	$16,917
All outstanding liabilities before 2013, net of reinsurance					173
Liabilities for claims and claim adjustment expenses, net of reinsurance					$2,049

Average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2017
	1 year	2 years	3 years	4 years	5 years
Homeowners insurance	74.6%	18.6%	2.9%	1.3%	0.7%

The Allstate Corporation 173

2017 Form 10-K Financial Statements

Reconciliation of the net incurred and paid claims development tables above to the reserve for property and casualty insurance claims and claims expense
($ in millions)	As of December 31, 2017
Net outstanding liabilities:
Allstate Protection
Auto insurance - Liability coverage	$13,181
Auto insurance - Physical damage coverage	321
Homeowners insurance	2,049
Other personal lines	1,311
Commercial lines	593
Service Businesses	86
Discontinued Lines and Coverages (1)	1,335
Unallocated loss adjustment expenses	978
Net reserve for property and casualty insurance claims and claims expense	19,854

Reinsurance recoverable:
Allstate Protection
Auto insurance - Liability coverage	5,715
Auto insurance - Physical damage coverage	—
Homeowners insurance	23
Other personal lines	214
Commercial lines	20
Service Businesses	10
Discontinued Lines and Coverages	485
Unallocated loss adjustment expenses	4
Total reinsurance recoverable	6,471
Gross reserve for property and casualty insurance claims and claims expense	$26,325

(1)
Discontinued Lines and Coverages includes business in run-off. All of the claims primarily relate to accident years more than 30 years ago. IBNR reserves represent $733 million of the total reserves as of December 31, 2017.

Management believes that the reserve for property and casualty insurance claims and claims expense, net of reinsurance recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the Consolidated Statements of Financial Position based on available facts, technology, laws and regulations.

Allstate’s reserves for asbestos claims were $884 million and $912 million, net of reinsurance recoverables of $412 million and $444 million, as of December 31, 2017 and 2016, respectively. Reserves for environmental claims were $166 million and $179 million, net of reinsurance recoverables of $33 million and $40 million, as of December 31, 2017 and 2016, respectively. For further discussion of asbestos and environmental reserves, see Note 14.

Note 9	Reserve for Life-Contingent Contract Benefits and Contractholder Funds

Reserve for life-contingent contract benefits
	As of December 31,
($ in millions)	2017	2016
Immediate fixed annuities:
Structured settlement annuities	$6,994	$6,681
Other immediate fixed annuities	1,855	1,941
Traditional life insurance	2,722	2,643
Accident and health insurance	893	873
Other	85	101
Total reserve for life-contingent contract benefits	$12,549	$12,239

174 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Key assumptions generally used in calculating the reserve for life-contingent contract benefits
Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 2.9% to 9.0%	Present value of contractually specified future benefits
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

The Company records an adjustment to the reserve for life-contingent contract benefits that represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product investment portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in AOCI.

In conjunction with the segment changes in 2017, the Company evaluated the need for a reserve adjustment separately for traditional life insurance and immediate annuities with life contingencies. As of December 31, 2017, the Company recorded a $315 million increase to the reserve for life-contingent contract benefits and a $249 million decrease to unrealized net capital gains, after-tax, included in shareholders’ equity. This liability was zero as of December 31, 2016.

Contractholder funds
	As of December 31,
($ in millions)	2017	2016
Interest-sensitive life insurance	$8,190	$8,062
Investment contracts:
Fixed annuities	10,828	11,933
Other investment contracts	416	265
Total contractholder funds	$19,434	$20,260

The Allstate Corporation 175

2017 Form 10-K Notes to Consolidated Financial Statements

Key contract provisions of contractholder funds
Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 10.5% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 12.3% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.0% for all other products
Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 16.7% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Other investment contracts:
Guaranteed minimum income, accumulation and withdrawal benefits on variable (1) and fixed annuities and secondary guarantees on interest-sensitive life insurance and fixed annuities
	Interest rates used in establishing reserves range from 1.5% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract

(1)	In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.

Contractholder funds activity
	For the years ended December 31,
($ in millions)	2017	2016	2015
Balance, beginning of year	$20,260	$21,295	$22,529
Deposits	1,130	1,164	1,203
Interest credited	687	722	760
Benefits	(901)	(966)	(1,077)
Surrenders and partial withdrawals	(999)	(1,053)	(1,278)
Maturities of and interest payments on institutional products	—	(86)	(1)
Contract charges	(826)	(829)	(818)
Net transfers from separate accounts	5	5	7
Other adjustments	78	8	(30)
Balance, end of year	$19,434	$20,260	$21,295
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

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives. The account balances of variable annuities contracts’ separate accounts with guarantees included $3.02 billion and $2.93 billion of equity, fixed income and balanced mutual funds and $322 million and $364 million of money market mutual funds as of December 31, 2017 and 2016, respectively.

176 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

The table below presents information regarding the Company’s variable annuity contracts with guarantees. The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	As of December 31,
	2017	2016
In the event of death
Separate account value	$3,344	$3,298
Net amount at risk (1)	$454	$585
Average attained age of contractholders	70 years	70 years
At annuitization (includes income benefit guarantees)
Separate account value	$944	$915
Net amount at risk (2)	$202	$265
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$253	$267
Net amount at risk (3)	$10	$10
Accumulation at specified dates
Separate account value	$170	$310
Net amount at risk (4)	$17	$26
Weighted average waiting period until guarantee date	5 years	3 years

(1)	Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.

(2)	Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)	Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.

(4)	Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.
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

The Allstate Corporation 177

2017 Form 10-K Notes to Consolidated Financial Statements

Summary of liabilities for guarantees
($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2016 (1)	$244	$44	$77	$365
Less reinsurance recoverables	101	40	43	184
Net balance as of December 31, 2016	143	4	34	181
Incurred guarantee benefits	34	—	11	45
Paid guarantee benefits	(2)	—	—	(2)
Net change	32	—	11	43
Net balance as of December 31, 2017	175	4	45	224
Plus reinsurance recoverables	87	25	34	146
Balance, December 31, 2017 (2)	$262	$29	$79	$370

Balance, December 31, 2015 (3)	$223	$68	$75	$366
Less reinsurance recoverables	106	64	52	222
Net balance as of December 31, 2015	117	4	23	144
Incurred guarantee benefits	26	—	11	37
Paid guarantee benefits	—	—	—	—
Net change	26	—	11	37
Net balance as of December 31, 2016	143	4	34	181
Plus reinsurance recoverables	101	40	43	184
Balance, December 31, 2016 (1)	$244	$44	$77	$365

(1)
Included in the total liability balance as of December 31, 2016 are reserves for variable annuity death benefits of $100 million, variable annuity income benefits of $40 million, variable annuity accumulation benefits of $34 million, variable annuity withdrawal benefits of $9 million and other guarantees of $182 million.

(2)
Included in the total liability balance as of December 31, 2017 are reserves for variable annuity death benefits of $85 million, variable annuity income benefits of $26 million, variable annuity accumulation benefits of $22 million, variable annuity withdrawal benefits of $12 million and other guarantees of $225 million.

(3)
Included in the total liability balance as of December 31, 2015 are reserves for variable annuity death benefits of $105 million, variable annuity income benefits of $65 million, variable annuity accumulation benefits of $38 million, variable annuity withdrawal benefits of $14 million and other guarantees of $144 million.

Note 10	Reinsurance

Effects of reinsurance on property and casualty premiums written and earned and life premiums and contract charges
	For the years ended December 31,
($ in millions)	2017	2016	2015
Property and casualty insurance premiums written
Direct	$33,685	$32,614	$31,924
Assumed	64	47	39
Ceded	(1,007)	(1,061)	(1,092)
Property and casualty insurance premiums written, net of reinsurance	$32,742	$31,600	$30,871

Property and casualty insurance premiums earned
Direct	$33,221	$32,249	$31,274
Assumed	50	45	41
Ceded	(971)	(987)	(1,006)
Property and casualty insurance premiums earned, net of reinsurance	$32,300	$31,307	$30,309

Life premiums and contract charges
Direct	$1,894	$1,766	$1,641
Assumed	787	818	849
Ceded	(303)	(309)	(332)
Life premiums and contract charges, net of reinsurance	$2,378	$2,275	$2,158

178 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Property and casualty
Property and casualty reinsurance is in place for the Allstate Protection, Discontinued Lines and Coverages and Service Businesses segments. The Company purchases reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. Developments in the insurance and reinsurance industries have fostered a movement to segregate asbestos, environmental and other discontinued lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. The Company is unable to determine the impact, if any, that these developments will have on the collectability of reinsurance recoverables in the future.
Property and casualty reinsurance recoverable
Total amounts recoverable from reinsurers as of December 31, 2017 and 2016 were $6.57 billion and $6.28 billion, respectively, including $96 million and $93 million, respectively, related to property and casualty losses paid by the Company and billed to reinsurers, and $6.47 billion and $6.18 billion, respectively, estimated by the Company with respect to ceded unpaid losses (including IBNR), which are not billable until the losses are paid.
With the exception of the recoverable balances from the Michigan Catastrophic Claims Association (“MCCA”), Lloyd’s of London, New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”) and other industry pools and facilities, the largest reinsurance recoverable balance the Company had outstanding was $61 million from Westport Insurance Corporation as of both December 31, 2017 and 2016. No other amount due or estimated to be due from any single reinsurer was in excess of $31 million and $35 million as of December 31, 2017 and 2016, respectively.
The allowance for uncollectible reinsurance was $70 million and $84 million as of December 31, 2017 and 2016, respectively, and is primarily related to the Company’s Discontinued Lines and Coverages segment.
Industry pools and facilities
Reinsurance recoverable on paid and unpaid claims including IBNR as of December 31, 2017 and 2016 includes $5.26 billion and $4.95 billion, respectively, from the MCCA. The MCCA is a state-mandated indemnification mechanism for personal injury protection losses that exceed a retention level which is adjusted upward every other MCCA fiscal year by the lesser of 6% or the increase in the Consumer Price Index. The retention level is currently $555 thousand per claim for the fiscal two-years ending June 30, 2019 compared to $545 thousand per claim for the fiscal two-years ending June 30, 2017. The MCCA is obligated to fund the ultimate liability for member companies (companies actively writing motor vehicle coverage in Michigan and those with runoff policies) qualifying claims and claims expenses. The MCCA operates similar to a reinsurance program and is annually funded by participating member companies (companies actively writing motor vehicle coverage in

Michigan) through a per vehicle annual assessment that is currently $170 per coverage. The assessment is incurred by the Company as polices are written and recovered as a component of premiums from our customers.
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
The MCCA prepares statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Michigan Department of Insurance and Financial Services (“MI DOI”). The MI DOI has granted the MCCA a statutory permitted practice that expires in 2019 to discount its liabilities for loss and loss adjustment expense. As of June 30, 2017, the date of its most recent annual financial report, the MCCA had cash and invested assets of $19.60 billion and an accumulated deficit of $2.63 billion. The permitted practice reduced the accumulated deficit by $46.08 billion.
Allstate sells and administers policies as a participant in the National Flood Insurance Program (“NFIP”). The amounts recoverable as of December 31, 2017 and 2016 were $88 million and $77 million, respectively. Ceded premiums earned include $263 million, $274 million and $293 million in 2017, 2016 and 2015, respectively. Ceded losses incurred include $1.12 billion, $537 million and $120 million in 2017, 2016 and 2015, respectively. Under the arrangement, the Federal Government pays all covered claims and certain qualifying claim expenses.
The PLIGA, as the statutory administrator of the New Jersey Unsatisfied Claim and Judgment Fund (“UCJF”), provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger stranger pedestrian personal injury protection benefits when no other coverage is available. The fund provides reimbursement to insurers for the medical benefits portion of personal injury protection coverage paid in excess of $75,000 with no limits for policies issued or renewed prior to January 1, 1991 and paid in excess of $75,000 and capped at $250,000 for policies issued or renewed from January 1, 1991 to December 31, 2003. PLIGA annually assesses all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for PLIGA expenses. A significant portion of the incurred claim reserves and the recoverable can be attributed to a small number of catastrophic claims. Assessments paid to PLIGA for

The Allstate Corporation 179

2017 Form 10-K Notes to Consolidated Financial Statements

the UCJF program totaled $8.9 million in 2017. The amounts of paid and unpaid recoverable as of December 31, 2017 and 2016 were $493 million and $506 million, respectively.
Ceded premiums earned under the Florida Hurricane Catastrophe Fund (“FHCF”) agreement were $11 million, $12 million and $13 million in 2017, 2016 and 2015, respectively. Ceded losses in 2017 were $19 million. There were no ceded losses incurred in 2016 or 2015. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $56 million for the 2 largest hurricanes and $19 million for other hurricanes, up to a maximum total of $187 million effective from June 1, 2017 to May 31, 2018. As of December 31, 2017 recoverable from the FHCF totaled $19 million. There were no amounts recoverable from the FHCF as of December 31, 2016.
Catastrophe reinsurance
The Company’s reinsurance program is designed to provide reinsurance protection for catastrophes resulting from multiple perils including hurricanes, windstorms, hail, tornadoes, fires following earthquakes, earthquakes and wildfires.

•	The majority of our program comprises multi-year contracts, primarily placed in the traditional reinsurance market, such that one third of the program is renewed every year.

•	Coverage is generally purchased on a broad geographic, product line and multiple peril loss basis.

•	The Company purchases reinsurance from traditional reinsurance companies as well as the insurance linked securities market (e.g. “PCS Agreements”).

•	Florida property and New Jersey property and auto are each covered by separate agreements, as the risk of loss is different and our subsidiaries operating in these states are separately capitalized.
The Company has the following catastrophe reinsurance agreements in effect as of December 31, 2017:
The Nationwide Per Occurrence Excess Catastrophe Reinsurance Program (the “Nationwide Program”) provides $4.42 billion of reinsurance coverage subject to a $500 million retention and is subject to the amount of reinsurance placed in each of its nine layers. The Nationwide Program comprises three agreements: The Per Occurrence Excess Agreement, the 2014-1 Property Claim Services (“PCS”) Agreement, and the 2017-1 Excess Catastrophe Reinsurance Contract.
Per Occurrence Excess Agreement, which is placed in the traditional reinsurance market, reinsures personal lines property and automobile excess catastrophe losses caused by multiple perils in every state except New Jersey and only includes personal lines automobile excess catastrophe losses in Florida. The agreement comprises layers one through six and portions of layers eight and nine. Coverage for each of the first through fifth layers comprises three contracts, with each contract providing one-third of 95% of the total layer limit and expiring May 31, 2018, May 31, 2019 and May 31, 2020. The contracts expiring May 31, 2019 and May 31, 2020, include coverage for automobile losses in Florida, while the contract expiring May 31, 2018 does not include such provision. The sixth layer and eighth layer contracts placed in the traditional reinsurance market contain comparable contract terms and conditions as layers one through five.
The sixth layer is 95% placed and comprises one contract expiring May 31, 2022. The contracts for layers one through six provide $3.07 billion in per occurrence reinsurance limits subject to a $500 million retention. Coverage for a portion of the eighth layer is provided by one contract expiring May 31, 2022. The contract provides a $446 million limit and is 29.37% placed. Unlike layer one through five contracts, the sixth and eighth layer contracts each contain an annual variable reset option which allows for the adjustment of each contract’s attachment and exhaustion levels within specified limits. The variable reset option requires a premium adjustment. The contracts for each of the first through fifth layers include one reinstatement of limits per year, with premium required. The sixth and eighth layer contracts each contain one reinstatement of limits over their seven year term with premium required. Reinsurance premiums for all contracts are subject to redetermination for exposure changes on an annual basis.
Another contract forming a portion of layers eight and nine provides a $25 million limit in excess of a $2.75 billion retention, is 100% placed and expires May 31, 2018. Reinsurance limits of 5% of $1.67 billion in excess of $2.75 billion are deemed in place. In addition, recoveries from contracts in layers six through and including layer nine inure to the benefit of this contract.
2014-1 PCS Excess Agreement reinsures personal lines property and automobile excess catastrophe losses caused by hurricanes in 29 states and the District of Columbia, and earthquakes, including fires following earthquakes, in California, New York and Washington. The agreement comprises three contracts with each contract’s risk period beginning on May 22, 2014. Two of the three contracts’ risk periods expire on May 21, 2018 and one contract’s risk period expires on May 21, 2019. The placement of these three contracts achieves, for the perils of hurricanes, earthquakes and fires following earthquakes, $305 million limit (or 95% of $321 million) between $3.07 billion to $3.40 billion seventh layer; $115 million limit (or 26% of $446 million) between $3.40 billion to $3.84 billion eighth layer; and $330 million limit (or 57% of $578 million) between $3.84 billion to $4.42 billion ninth layer. The contracts comprising the agreement contain a variable reset option which the ceding entities may invoke for risk periods subsequent to the first risk period and which allows for the annual adjustment of each contract’s attachment and exhaustion levels within specified limits. The variable reset option

180 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

requires a premium adjustment. The contracts do not include a reinstatement of limits.
2017-1 Excess Catastrophe Reinsurance Contract reinsures personal lines property and automobile excess losses in 48 states and the District of Columbia, excluding Florida and New Jersey, caused by hurricanes, severe thunderstorms, earthquakes including fire following winter storms, volcanic eruptions, and meteorite impacts. The contract reinsures actual losses to personal lines property business located in the covered territory and arising out of a covered event. Amounts payable for automobile losses are based on insured industry losses as reported by PCS and further indexed by annual payout factors specific to automobile exposures in the contract’s covered areas. Reinsurance recoveries under the contract are limited to our ultimate net loss from a covered event subject to the contract’s limit. The contract’s risk period began March 31, 2017 and terminates on November 30, 2021. The contract provides a $375 million limit (or 37% of $1.02 billion) between a $3.40 billion to $4.42 billion layer. The contract contains a variable reset option, which the ceding entities may invoke for risk periods subsequent to the first risk period and which allows for the annual adjustment of the contract’s attachment and exhaustion levels within specified limits. The variable reset option requires a premium. The contract does not include a restatement of limits.
The following programs are designed apart from the Nationwide Program to address distinct exposures in certain states and markets. These programs are described below and are disregarded when determining coverage under the contracts included in the Nationwide Program.
The Company has a separate reinsurance program in Florida designed to cover personal lines property policies in Florida written through its separately capitalized wholly-owned subsidiaries Castle Key Insurance Company (“CKIC”) and Castle Key Indemnity Company (“CKI”, and together with CKIC, “Castle Key”).

Florida Excess Catastrophe Reinsurance Agreement comprises five contracts, as described below, which reinsure Castle Key for personal lines property excess catastrophe losses in Florida. The agreement includes two contracts placed in the traditional market, CKIC’s and CKI’s reimbursement contracts with the Florida Hurricane Catastrophe Fund (“Mandatory FHCF contracts”), and the Sanders Re 2017-2 Contract (“Sanders Re 2017-2 contract”) placed in the ILS markets.
Below FHCF Contract reinsures personal lines property excess catastrophe losses caused by multiple perils in Florida. The contract is 100% placed and provides three separate limits of $38 million in excess of a $20 million retention for each occurrence, of which two limits remain outstanding. One limit of $38 million was exhausted from the impact of Hurricane Irma. The first reinstatement of limits is prepaid and the second or final reinstatement requires additional premium. Reinsurance premium is subject to redetermination for exposure changes.

Mandatory FHCF Contracts reinsures qualifying personal lines property losses caused by storms the National Hurricane Center declares to be hurricanes. The contracts provide 90% of $187 million of limits in excess of retention with no reinstatement of limits. The limits and retentions of the mandatory FHCF contracts are calculated independently for CKIC and CKI and are subject to re-measurement based on June 30, 2017 exposure data. For each of the two largest hurricanes, the retention is $56 million and retention equal to one third of that amount, or approximately $19 million, is applicable to all other hurricanes for the season beginning June 1, 2017. In addition, the FHCF’s retention is subject to adjustment upward or downward to an actual retention based on submitted exposures to the FHCF by all participants. $19 million of limit was exhausted from the impact of Hurricane Irma and $168 million of the limit remains outstanding.
Excess contract reinsures personal lines property excess catastrophe losses caused by multiple perils in Florida. The contract provides one limit of $231 million in excess of a $20 million retention and is 100% placed. Recoveries from the Below FHCF contract and Mandatory FHCF contracts inure to the benefit of this contract, resulting in the Excess contract providing reinsurance for loss occurrences not subject to reimbursement under the FHCF contracts but reinsured under the multiple peril Excess contract. The contract does not include a reinstatement of limits. $27 million of limit was exhausted for Hurricane Irma. Reinsurance premium is subject to redetermination for exposure.
Sanders Re 2017-2 is a three-year term contract with a risk period effective June 1, 2017 through May 31, 2020. It reinsures qualifying personal lines property losses caused by a named storm event, a severe thunderstorm event, an earthquake event, a wildfire event, a volcanic eruption event, or a meteorite impact event in Florida as events declared by various reporting agencies, including PCS and as defined in the contract. The contract provides limits of $200 million in excess of a $20 million retention and in excess of “stated reinsurance.” For the June 1, 2017 to May 31, 2018 risk period, stated reinsurance is defined to include the Below FHCF contract, the Mandatory FHCF contracts, which are deemed to exhaust due to loss occurrences subject to the non-FHCF contracts, and the Excess contract. Stated reinsurance is deemed to be provided on a multiple peril basis under the terms of the non-FHCF contracts and includes an erosion feature, which provides that upon the exhaustion of a portion of the stated reinsurance, coverage under the Sanders Re contract shall be concurrently placed above and contiguous to the unexhausted portion of the stated reinsurance, if any. The Sanders Re 2017-2 contract contains a variable reset option, which Castle Key may invoke for risk periods subsequent to the first risk period and which allows for the annual adjustment of the contract’s attachment and exhaustion levels. The variable reset option requires a premium. The contract does not contain a restatement of limits.

The Allstate Corporation 181

2017 Form 10-K Notes to Consolidated Financial Statements

The Company’s New Jersey, Pennsylvania, Kentucky, Florida and Southeast States and California reinsurance agreements are described below.
New Jersey Excess Catastrophe Reinsurance Agreement comprises three contracts that reinsure personal lines property and automobile excess catastrophe losses in New Jersey caused by multiple perils. The contracts expire May 31, 2018 May 31, 2019 and May 31, 2020, and provide 31.67%, 31.67% and 31.66%, respectively, of $400 million of limits excess of a provisional $150 million retention, a $144 million retention, and a $165 million retention, respectively. Each contract includes one reinstatement of limits per contract year with premium due. The reinsurance premium and retention are subject to redetermination for exposure changes on an annual basis.
Pennsylvania Excess Catastrophe Reinsurance Contract comprises a three-year term contract that reinsures personal lines property excess catastrophe losses in Pennsylvania caused by multi-perils. The contract expires May 31, 2018 and provides three limits of $100 million excess of a $100 million retention subject to two limits being available in any one contract year and is 95% placed. The reinsurance premium and retention are not subject to redetermination for exposure changes.
Kentucky Earthquake Excess Catastrophe Reinsurance Contract is a three-year contract that reinsures personal lines property excess catastrophe losses in Kentucky caused by earthquakes and fires following earthquakes. The contract expires May 31, 2020 and provides three limits of $28 million in excess of a $2 million retention with two limits being available in any one contract year and is 95% placed. The reinsurance premium and retention are not subject to redetermination for exposure changes.
Aggregate Excess Catastrophe Florida and Southeast States Reinsurance Contract provides $200 million of reinsurance limits for losses to personal lines automobile business (physical damage only) arising out of multiple perils and provided such losses arise out of a company declared catastrophe and result in qualifying losses in the State of Florida. Once qualifying losses are incurred in the State of Florida, coverage also is provided for losses to personal lines automobile business (physical damage only) arising from the same catastrophe and occurring in Alabama, Georgia, Louisiana, Mississippi, North Carolina and South Carolina. The $200 million of reinsurance limits is subject to a $300 million aggregate retention for losses arising out of one or all qualifying catastrophes commencing during the contract’s one-year term. The contract does not include a restatement of limits.

California E&S Earthquake Contract comprises one contract which reinsures personal lines property catastrophe losses in California caused by the peril of earthquake and insured by our excess and surplus lines insurer. The contract expires June 30, 2018. Unlike the contracts comprising the Nationwide Program, the E&S Earthquake agreement provides reinsurance on a 100% quota share basis with no retention. The agreement reinsures only shake damage resulting from the earthquake peril.
The Company ceded premiums earned of $344 million, $381 million and $414 million under catastrophe reinsurance agreements in 2017, 2016 and 2015, respectively.
Asbestos, environmental and other
Reinsurance recoverables include $167 million and $174 million from Lloyd’s of London as of December 31, 2017 and 2016, respectively. Lloyd’s of London, through the creation of Equitas Limited, implemented a restructuring to solidify its capital base and to segregate claims for years prior to 1993. In 2007, Berkshire Hathaway’s subsidiary, National Indemnity Company, assumed responsibility for the Equitas claim liabilities through a loss portfolio transfer reinsurance agreement and continues to runoff the Equitas claims.
Life and annuity products
The Company reinsures certain life insurance and annuity risks to other insurers primarily under yearly renewable term, coinsurance, modified coinsurance and coinsurance with funds withheld agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Modified coinsurance and coinsurance with funds withheld are similar to coinsurance, except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies.
For certain term life insurance policies issued prior to October 2009, the Company ceded up to 90% of the mortality risk depending on the year of policy issuance under coinsurance agreements to a pool of fourteen unaffiliated reinsurers. Effective October 2009, mortality risk on term business is ceded under yearly renewable term agreements under which the Company cedes mortality in excess of its retention, which is consistent with how the Company generally reinsures its permanent life insurance business.

182 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Retention limits by period of policy issuance
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
In addition, the Company has used reinsurance to effect the disposition of certain blocks of business. The Company had reinsurance recoverables of $1.35 billion and $1.41 billion as of December 31, 2017 and 2016, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2017, premiums and contract charges of $76 million, contract benefits of $7 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $15 million were ceded to Prudential. In 2016, premiums and contract charges of $78 million, contract benefits of $21 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $15 million were ceded to Prudential. In 2015, premiums and contract charges of $94 million, contract benefits of $40 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $18 million were ceded to Prudential. In addition, as of December 31, 2017 and 2016, the Company had reinsurance recoverables of $139 million and $144 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.
The Company is the assuming reinsurer for Lincoln Benefit Life Company’s (“LBL’s”) life insurance business sold through the Allstate agency channel and LBL’s payout annuity business in force prior to the sale of LBL on April 1, 2014. Under the terms of the reinsurance agreement, the Company is required to have a trust with assets greater than or equal to the statutory reserves ceded by LBL to the Company, measured on a monthly basis. As of December 31, 2017, the trust held $5.89 billion of investments, which are reported in the Consolidated Statement of Financial Position.
As of December 31, 2017, the gross life insurance in force was $447.86 billion of which $86.64 billion was ceded to the unaffiliated reinsurers.

Reinsurance recoverables on paid and unpaid benefits
	As of December 31,
($ in millions)	2017	2016
Annuities	$1,370	$1,424
Life insurance	817	860
Other	167	184
Total	$2,354	$2,468
As of both December 31, 2017 and 2016, approximately 92% of the reinsurance recoverables are due from companies rated A- or better by S&P.

Note 11	Deferred Policy Acquisition and Sales Inducement Costs

Deferred policy acquisition costs activity
	For the years ended December 31,
($ in millions)	2017	2016	2015
Balance, beginning of year	$3,954	$3,861	$3,525
SquareTrade acquisition	66	—	—
Acquisition costs deferred	5,001	4,717	4,596
Amortization charged to income	(4,784)	(4,550)	(4,364)
Effect of unrealized gains and losses	(46)	(74)	104
Balance, end of year	$4,191	$3,954	$3,861

The Allstate Corporation 183

2017 Form 10-K Notes to Consolidated Financial Statements

Deferred sales inducement costs activity (1)
	For the years ended December 31,
($ in millions)	2017	2016	2015
Balance, beginning of year	$40	$45	$44
Sales inducements deferred	—	1	3
Amortization charged to income	(4)	(5)	(4)
Effect of unrealized gains and losses	—	(1)	2
Balance, end of year	$36	$40	$45

(1)	Deferred sales inducement costs primarily relate to fixed annuities and interest-sensitive life contracts.

Note 12	Capital Structure

Total debt outstanding
	As of December 31,
($ in millions)	2017	2016
6.75% Senior Debentures, due 2018	$176	$176
7.45% Senior Notes, due 2019 (1)	317	317
Due after one year through five years	493	493
3.15% Senior Notes, due 2023 (1)	500	500
3.28% Senior Notes, due 2026 (1)	550	550
Due after five years through ten years	1,050	1,050
6.125% Senior Notes, due 2032 (1)	159	159
5.35% Senior Notes due 2033 (1)	323	323
5.55% Senior Notes due 2035 (1)	546	546
5.95% Senior Notes, due 2036 (1)	386	386
6.90% Senior Debentures, due 2038	165	165
5.20% Senior Notes, due 2042 (1)	62	62
4.50% Senior Notes, due 2043 (1)	500	500
4.20% Senior Notes, due 2046 (1)	700	700
5.10% Subordinated Debentures, due 2053	500	500
5.75% Subordinated Debentures, due 2053	800	800
6.125% Junior Subordinated Debentures, due 2067	224	224
6.50% Junior Subordinated Debentures, due 2067	500	500
Due after ten years	4,865	4,865

Long-term debt total principal	6,408	6,408
Debt issuance costs	(58)	(61)
Total long-term debt	6,350	6,347
Short-term debt (2)	—	—
Total debt	$6,350	$6,347

(1)
Senior Notes are subject to redemption at the Company’s option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.

(2)	The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.

Debt maturities for each of the next five years and thereafter
($ in millions)
2018	$176
2019	317
2020	—
2021	—
2022	—
Thereafter	5,915
Total long-term debt principal	$6,408

On December 8, 2016, the Company issued $550 million of 3.28% Senior Notes due 2026 and $700 million of 4.20% Senior Notes due 2046. The proceeds of this issuance were used for general corporate purposes, including in part to fund the purchase price for the acquisition of SquareTrade.
During 2016 and 2015, the Company repurchased principal debt amounts of $17 million and $11 million, respectively.
The Subordinated Debentures may be redeemed (i) in whole at any time or in part from time to time on or after January 15, 2023 for the 5.10% Subordinated

184 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

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
The Company has outstanding $500 million of Series A 6.50% and $224 million of Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures (together the “Debentures”). The scheduled maturity dates for the Debentures are May 15, 2057 and May 15, 2037 for Series A and Series B, respectively, with a final maturity date of May 15, 2067. The Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 or May 15, 2017 for Series A and Series B, respectively, at the principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 for Series A at the principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.
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
In connection with the issuance of the Debentures, the Company entered into replacement capital covenants (“RCCs”). These covenants were not intended for the benefit of the holders of the Debentures and could not be enforced by them. Rather, they were for the benefit of holders of one or more other designated series of the Company’s indebtedness (“covered debt”), currently the 5.75% Subordinated Debentures due 2053. Pursuant to the Series A RCCs, the Company has agreed that it will not repay, redeem, or purchase the Series A Debentures on or before May 15, 2067 (or such earlier date on which the RCCs terminate by their terms) unless, subject to certain limitations, the Company has received net cash proceeds in specified amounts from the sale of common stock or certain other qualifying securities. The promises and covenants contained in the RCC will not apply if (i) S&P upgrades the Company’s issuer credit rating to A or above, (ii) the Company redeems the Debentures due to a tax event, (iii) after notice of redemption has been given by the Company and a market disruption event occurs preventing the Company from raising proceeds in accordance with the RCCs, or (iv) the Company repurchases or redeems up to 10% of the outstanding principal of the Debentures in any one-year period, provided that no more than 25% will be so repurchased, redeemed or purchased in any ten-year period.
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
The Series A RCCs terminate in 2067. The RCCs will terminate prior to their scheduled termination date if (i) the applicable series of Debentures is no longer outstanding and the Company has fulfilled its obligations under the RCCs or they are no longer applicable, (ii) the holders of a majority of the then-outstanding principal amount of the then-effective series of covered debt consent to agree to the termination of the RCCs, (iii) the Company does not have any series of outstanding debt that is eligible to be treated as covered debt under the RCCs, (iv) the applicable series of Debentures is accelerated as a result of an event of default, (v) certain rating agency or

The Allstate Corporation 185

2017 Form 10-K Notes to Consolidated Financial Statements

change in control events occur, (vi) S&P, or any successor thereto, no longer assigns a solicited rating on senior debt issued or guaranteed by the Company, or (vii) the termination of the RCCs would have no effect on the equity credit provided by S&P with respect to the Debentures. An event of default, as defined by the supplemental indenture, includes default in the payment of interest or principal and bankruptcy proceedings.
To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. These include a $1.00 billion unsecured revolving credit facility and a commercial paper program with a borrowing limit of $1.00 billion. In April 2016, the Company extended the maturity date of the facility to April 2021. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company’s senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2017 or 2016. The Company had no commercial paper outstanding as of December 31, 2017 or 2016.

The Company paid $332 million, $287 million and $289 million of interest on debt in 2017, 2016 and 2015, respectively.
The Company had $169 million and $132 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2017 and 2016, respectively. Of the $132 million, $45 million related to a commitment to fund a limited partnership as of December 31, 2016.
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
Common stock The Company had 900 million shares of issued common stock of which 355 million shares were outstanding and 545 million shares were held in treasury as of December 31, 2017. In 2017, the Company reacquired 16 million shares at an average cost of $89.95 and reissued 5 million net shares under equity incentive plans.
Preferred stock All outstanding preferred stock represents noncumulative perpetual preferred stock with a $1.00 par value per share and a liquidation preference of $25,000 per share.

Outstanding preferred stock as of December 31, 2017
		Aggregate liquidation preference		Dividend per share			Aggregate dividend payment ($ in millions)
	Shares		Dividend rate	2017	2016	2015	2017	2016	2015
Series A	11,500	$287.5	5.625%	$1.41	$1.41	$1.41	$16	$16	$16
Series C	15,400	385.0	6.750%	1.69	1.69	1.69	26	26	26
Series D	5,400	135.0	6.625%	1.66	1.66	1.66	9	9	9
Series E	29,900	747.5	6.625%	1.66	1.66	1.66	49	49	49
Series F	10,000	250.0	6.250%	1.56	1.56	1.56	16	16	16
Total	72,200	$1,805					$116	$116	$116
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
The Company is prohibited from declaring or paying dividends on preferred stock in excess of the amount of net proceeds from an issuance of common stock taking place within 90 days before a dividend declaration date if, on that dividend declaration date, either: (1) the risk-based capital ratios of the largest U.S. property-casualty insurance subsidiaries that collectively account for 80% or more of the net written premiums of U.S. property-casualty insurance business on a weighted average basis were less than 175% of

186 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

their company action level risk-based capital as of the end of the most recent year; or (2) consolidated net income for the four-quarter period ending on the preliminary quarter end test date (the quarter that is two quarters prior to the most recently completed quarter) is zero or negative and consolidated shareholders’ equity (excluding AOCI, and subject to certain other adjustments relating to changes in U.S. GAAP) as of each of the preliminary quarter test date and the most recently completed quarter has declined by 20% or more from its level as measured at the end of the benchmark quarter (the date that is ten quarters prior to the most recently completed quarter). If the Company fails to satisfy either of these tests on any dividend declaration date, the restrictions on dividends will continue until the Company is able again to satisfy the test on a dividend declaration date. In addition, in the case of a restriction arising under (2) above, the restrictions on dividends will continue until consolidated shareholders’ equity (excluding AOCI, and subject to certain other adjustments relating to changes in U.S. GAAP) has increased, or has declined by less than 20%, in either case as compared to its level at the end of the benchmark quarter for each dividend payment date as to which dividend restrictions were imposed.
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

Note 13	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee severance and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses and settlements incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges, and totaled $109 million, $30 million and $39 million in 2017, 2016 and 2015, respectively. Restructuring expenses in 2017 primarily related to Allstate brand claims process changes and office closures due to increased efficiencies and improvements in digital technology, a voluntary termination program extended to certain employees, outsourcing of certain functions, legal expenses and settlements, as well as realigning or consolidating departments within the Allstate, Esurance and Encompass operations.

Changes in the restructuring liability
($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2016	$—	$2	$2
Expense incurred	47	42	89
Adjustments to liability	(3)	—	(3)
Payments applied against liability	(29)	(14)	(43)
Balance as of December 31, 2017	$15	$30	$45
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

As of December 31, 2017, the cumulative amount incurred to date for active programs totaled $103 million for employee costs and $104 million for exit costs.

The Allstate Corporation 187

2017 Form 10-K Notes to Consolidated Financial Statements

Note 14	Commitments, Guarantees and Contingent Liabilities
Leases
The Company leases certain office facilities, computer and office equipment, aircraft and automobiles. Total rent expense for all leases was $149 million, $147 million and $179 million in 2017, 2016 and 2015, respectively.

Minimum rental commitments under operating leases with an initial or remaining term of more than one year as of December 31, 2017 are in the following table:

($ in millions)
2018	$126
2019	113
2020	95
2021	74
2022	60
Thereafter	175
Total	$643
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
Florida Citizens Castle Key is subject to assessments from Citizens Property Insurance Corporation in the state of Florida (“FL Citizens”), which was initially created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. FL Citizens, at the discretion and direction of its Board of Governors (“FL Citizens Board”), can levy a regular assessment on assessable insurers and assessable insureds for a deficit in any calendar year up to a maximum of the greater of: 2% of the projected deficit or 2% of the aggregate statewide direct written premium for the prior calendar year. The base of assessable insurers includes all property and casualty premiums in the state, except workers’ compensation, medical malpractice, accident and health insurance and policies written under the NFIP. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup this assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation (“FL OIR”) at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, FL Citizens’ can also levy emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected. Pursuant to an Order issued by the FL OIR, the emergency assessment is zero for all policies issued or renewed on or after July 1, 2015. FL Citizens’s initial estimates indicated sufficient resources to cover the losses from Hurricane Irma which will not result in the levy of an assessment.
Louisiana Citizens The Company is also subject to assessments from Louisiana Citizens Property Insurance Corporation (“LA Citizens”). LA Citizens can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year.  If the plan year deficit exceeds the amount that can be recovered through Regular Assessments, LA Citizens may fund the remaining deficit by issuing revenue assessment bonds in the capital markets.  LA Citizens then declares Emergency Assessments each year to provide debt service on the bonds until they are retired.  Companies writing assessable lines must surcharge their policyholders Emergency Assessments in the percentage established annually by LA Citizens and must remit amounts collected to the bond trustee on a quarterly basis. Emergency assessments to pay off bonds issued in 2007 for the hurricanes of 2005 will continue until 2025.
Florida Hurricane Catastrophe Fund Castle Key participates in the mandatory coverage provided by the FHCF and therefore has access to reimbursements on certain qualifying Florida hurricane losses from the FHCF (see Note 10), and has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to insurers participating in the mandatory coverage in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers’ compensation, medical malpractice, accident and health insurance and policies written under the NFIP. The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. Pursuant to an Order issued by the FL OIR, the emergency assessment is zero for all policies issued or renewed on or after January 1, 2015. The FHCF issued $2 billion in pre-event bonds in 2013 to build their capacity to reimburse member companies’ claims. The FHCF plans to fund these pre-event bonds through current FHCF cash flows.
Facilities such as FL Citizens, LA Citizens and the FHCF are generally designed so that the ultimate cost is borne by policyholders; however, the exposure to assessments from these facilities and the availability of recoupments or premium rate increases may not offset each other in the Company’s financial statements.

188 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

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
As of September 30, 2017, the CEA’s capital balance was approximately $5.43 billion. Should losses arising from an earthquake cause a deficit in the CEA, an additional $685 million would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $7.51 billion reinsurance layer, and finally, if needed, assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.66 billion, if the capital of the CEA falls below $350 million. Participating insurers are required to pay a second additional assessment, currently estimated not to exceed $54 million, if aggregate CEA earthquake losses exceed $15.33 billion and the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA’s capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA’s projected aggregate claim paying capacity is $15.33 billion as of September 30, 2017 and if an event were to result in claims greater than its capacity, affected policyholders may be paid a prorated portion of their covered losses, paid on an installment basis, or no payments may be made if the claim paying capacity of the CEA is insufficient.
All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2016, the Company’s market share was 11.2%. The Company does not expect its market share to materially change. At this level, the Company’s maximum possible CEA assessment would be $191 million during 2018. These amounts are re-evaluated by the board of directors of the CEA on an annual basis. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company’s exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.

Texas Windstorm Insurance Association The Company participates as a member of the Texas Windstorm Insurance Association (“TWIA”), which provides wind and hail property coverage to coastal risks unable to procure coverage in the voluntary market. Wind and hail coverage is written on a TWIA-issued policy. TWIA follows a funding structure first utilizing currently available funds set aside from current and prior years. Under the current law, to the extent losses exceed premiums received from policyholders, TWIA utilizes a combination of reinsurance and TWIA issued securities to fund its payments of losses. Reinsurance is procured annually in an amount determined by the TWIA board. Once those currently available funds and available reinsurance are utilized, TWIA could issue up to $1 billion of securities, which will be repaid by billing policyholders and assessing participating insurers. The Company’s current participation ratio is approximately 13.6% based upon its proportion of the premiums written. Any assessments from TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company.
Texas Fair Plan Association The Company participates as a member of the Texas Fair Plan Association (“FAIR Plan”), which provides residential property insurance to inland areas designated as underserved by the Commissioner of Insurance and the applicant(s) are unable to procure coverage in the voluntary market. The FAIR Plan issues insurance policies, like an insurance company, and it also functions as a pooling mechanism that allocates premiums, claims and expenses back to the insurance industry. As a result of the losses incurred related to Hurricane Harvey, the FAIR Plan Board unanimously voted to approve its first ever member assessment of which the Company’s share is expected to be $8 million based on total direct premium written in Texas. The Company's portion of the assessment was recorded as a liability as of December 31, 2017. Insurers are permitted to recover the assessment through either a premium surcharge applied to existing customers over a three-year period or increased rates, but the ability to fully recover the assessment may be impacted by market conditions or other factors.
North Carolina Reinsurance Facility The North Carolina Reinsurance Facility (“NCRF”) provides automobile liability insurance to drivers that insurers are not otherwise willing to insure. All insurers licensed to write automobile insurance in North Carolina are members of the NCRF. Premiums, losses and expenses are ceded to the NCRF. North Carolina law allows the NCRF to recoup operating losses for certain insureds through a surcharge to policyholders. As of September 30, 2017, the NCRF reported a deficit of $310 million in members’ equity. The NCRF implemented a loss recoupment surcharge on all private passenger policies becoming effective October 1, 2017 through March 31, 2018. Member companies are assessed the recoupment surcharge. The loss recoupment surcharge will be adjusted at April 1, 2018 and discontinued once losses are recovered. The NCRF results are shared by the member companies in

The Allstate Corporation 189

2017 Form 10-K Notes to Consolidated Financial Statements

proportion to their respective North Carolina automobile liability writings. As a result, the NCRF also has the ability to assess member Companies for recoupment of losses calculated on a pro-rata basis across member companies based on participation ratios, determined annually. For fiscal year ending September 30, 2017, the net loss was $50 million, including $1.0 billion of earned premiums, $173 million of certain private passenger auto risk recoupment and $149 million of member loss recoupments. As of December 31, 2017, the NCRF reinsurance recoverable on paid claims is $12.5 million and reinsurance recoverable on unpaid claims is $73.8 million. Paid recoverable balances, if covered, are typically settled within sixty days of monthly filing.
North Carolina Joint Underwriters Association The North Carolina Joint Underwriters Association (“NCJUA”) was created to provide property insurance for properties (other than the state’s beach and coastal areas) that insurers are not otherwise willing to insure. All insurers licensed to write property insurance in North Carolina are members of the NCJUA. Premiums, losses and expenses of the NCJUA are shared by the member companies in proportion to their respective North Carolina property insurance writings. Member companies participate in plan deficits or surpluses based on their participation ratios, which are determined annually. The Company had a $4.6 million receivable from the NCJUA at December 31, 2017, representing our participation in the NCJUA’s surplus of $37.8 million for all open years.
North Carolina Insurance Underwriting Association The North Carolina Insurance Underwriting Association (“NCIUA”) provides windstorm and hail coverage as well as homeowners policies for properties located in the state’s beach and coastal areas that insurers are not otherwise willing to insure. All insurers licensed to write residential and commercial property insurance in North Carolina are members of the NCIUA. Members are assessed in proportion to their North Carolina residential and commercial property insurance writings, which is determined annually and varies by coverage, for plan deficits. As of December 31, 2017, the NCIUA had a surplus of $1.5 billion. No member company shall be entitled to the distribution of any portion of the Association’s surplus. The Company does not recognize any interest related to this surplus. Legislation in 2009 capped insurers’ assessments for losses incurred in any calendar year at $1 billion. Subsequent to an industry assessment of $1 billion, if the plan continues to require funding, it may authorize insurers to assess a 10% catastrophe recovery charge on each property insurance policy statewide to be remitted to the plan.
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. As of December 31, 2017 and 2016, the liability balance included in other liabilities and accrued expenses was $12 million and $4 million, respectively. The related premium tax offsets included in other assets were $19 million and $9 million as of December 31, 2017 and 2016, respectively.
Guarantees
The Company provides residual value guarantees on Company leased automobiles. If all outstanding leases were terminated effective December 31, 2017, the Company’s maximum obligation pursuant to these guarantees, assuming the automobiles have no residual value, would be $27 million as of December 31, 2017. The remaining term of each residual value guarantee is equal to the term of the underlying lease that ranges from less than one year to four years. Historically, the Company has not made any material payments pursuant to these guarantees.
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
Related to the disposal through reinsurance of substantially all of its variable annuity business to Prudential in 2006, the Company and its consolidated subsidiaries, ALIC and ALNY, have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, the Company, ALIC and ALNY will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including certain liabilities arising from ALIC’s and ALNY’s provision of transition services. The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees. Management does not believe this agreement will have a material effect on results of operations, cash flows or financial position of the Company.
In the normal course of business, the Company provides standard indemnifications to contractual counterparties in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided

190 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

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
The aggregate liability balance related to all guarantees was not material as of December 31, 2017.
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

The Allstate Corporation 191

2017 Form 10-K Notes to Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $240 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings
The Company is litigating a class action case in California in which the plaintiffs allege off-the-clock wage and hour claims. Plaintiffs seek recovery of unpaid compensation, liquidated damages, penalties, and attorneys’ fees and costs.
The case of Jack Jimenez, et al. v. Allstate Insurance Company was filed in the U.S. District Court for the Central District of California in September 2010. The plaintiffs allege that they worked off-the-clock; they also allege other California Labor Code violations resulting from purported unpaid overtime. In April 2012, the court certified a class that includes all adjusters in the state of California, except auto field adjusters, from September 29, 2006 to final judgment. Allstate appealed the court’s decision to certify the class, first to the Ninth Circuit Court of Appeals and then to the U.S. Supreme Court. The case was scheduled for trial on September 27, 2016. On May 4, 2016, the court vacated that trial date in part because the court had not approved a trial plan. No trial date has been scheduled because the parties continue to wait for the court’s approval of a trial plan.

192 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

In addition to the California class action, the case of Maria Victoria Perez and Kaela Brown, et al. v. Allstate Insurance Company was filed in the U.S. District Court for the Eastern District of New York. Plaintiffs allege that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act. The case was filed in April 2011, and the plaintiffs are seeking unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees. On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. There are 105 members of the Fair Labor Standards Act class and 137 members of the New York Labor Law class. The parties are concluding discovery and preparing to seek court approval to file motions for summary judgment.
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
The Company and 85 individual plaintiffs, including all eight of the Phase III plaintiffs whose remaining claims were set for trial in early 2018, reached agreements in principle to settle all claims of those plaintiffs on a confidential basis, subject to negotiating and executing appropriate written settlement

The Allstate Corporation 193

2017 Form 10-K Notes to Consolidated Financial Statements

agreements. Four other plaintiffs have voluntarily dismissed their claims leaving 410 plaintiffs in this litigation.
The parties have substantially completed written discovery relating to the claims of the remaining plaintiffs (Phase IV of the litigation). On January 30, 2018, the court decided two separate summary judgment motions filed by the Company with respect to the Phase IV claims. The court (i) granted summary judgment in the Company’s favor on the claims by twenty-seven Phase IV plaintiffs alleging that the Company improperly retaliated against them by filing counterclaims to their original complaint; and (ii) declined to decide whether the remaining Phase IV plaintiffs’ age discrimination (disparate treatment) claims should be dismissed due to plaintiffs’ failure to exhaust administrative remedies, finding that this is not a common issue. The court has yet to decide the proper venue for resolution of the remaining plaintiffs’ individual claims.
The final resolution of these matters is subject to various uncertainties and complexities including how trials, post-trial motions, possible appeals with respect to the validity of the release, and any rulings on the merits will be resolved.
The below shareholder derivative action is disclosed pursuant to SEC disclosure requirements for these types of matters, and the putative class action has been disclosed because both matters involve similar allegations. On August 3, 2017, a plaintiff alleging to be a stockholder in the Company filed a shareholder derivative complaint in the Circuit Court for Cook County, Chancery Division. The action is styled Biefeldt v. Wilson, et al., Case No. 2017 CH 10676 (Cook County, Ill.). In the complaint, plaintiff purports to assert claims on behalf of the Company for alleged breaches of fiduciary duty based on allegations that are similar to those asserted in the securities action described below. The complaint names as defendants the Company’s chairman and chief executive officer, its former president, who retired on February 23, 2018, its former chief financial officer, who is now the Company’s vice chairman and the members of the board of directors during the period of the alleged misstatements or omissions regarding auto claims frequency. Defendants filed a motion to dismiss the complaint on November 13, 2017. The complaint seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief.
In November 2016, a putative class action was filed in the United States District Court for the Northern District of Illinois against the Company and several of its officers asserting claims under the federal securities laws. The action is titled In re The Allstate Corp. Securities Litigation, No. 1:16-cv-10510 (N.D. Ill.). In March 2017, lead plaintiffs filed a consolidated amended complaint. In the complaint, plaintiffs allege that the Company and certain senior officers made allegedly material misstatements or omissions concerning claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance during the period from October 29, 2014 to August 3, 2015. The complaint further alleges that a senior officer engaged in stock option exercises and sales during that time allegedly while in possession of information about claim frequency that had not been disclosed. The consolidated amended complaint names as defendants the Company, its chairman and chief executive officer and its former president. Plaintiffs assert claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On June 1, 2017, all defendants filed motions to dismiss the consolidated amended complaint for failure to state a claim. Briefing on the motion was completed in September 2017. The Company and the other defendants dispute plaintiffs’ allegations that there was any misstatement or omission or other misconduct. The complaint seeks an unspecified amount of damages, costs and attorney’s fees and such other relief as the court deems appropriate.
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

194 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

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

Note 15	Income Taxes
The Company and its domestic subsidiaries file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective entities.
The Internal Revenue Service (“IRS”) is currently examining the Company’s 2013 and 2014 federal income tax returns and the exam is expected to be complete in the first quarter of 2018. The IRS has also begun their examination of the Company’s 2015 and 2016 federal income tax returns. The Company’s tax years prior to 2013 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of the Company’s tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.
Tax Reform On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective. The Tax Legislation impacts the Company generally in four areas:

1.	Amends the U.S. Internal Revenue Code of 1986, as amended, which among other items, permanently reduces the corporate income tax rate from a maximum of 35% to 21% beginning January 1, 2018.

2.	Changes international taxation to a modified territorial tax system whereby profits from non-U.S. subsidiaries will generally be taxed only in their local jurisdictions.

3.	Contains several other provisions, such as limitations of deductibility of executive compensation, meals and entertainment and lobbying expenses and changes to the dividends received deduction.

4.	Affects the timing of certain tax deductions for reserves and deferred acquisition costs, but does not impact the Company’s overall income tax expense.

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted through income tax expense as changes in tax laws or rates are enacted.
The Company revalued its deferred tax assets and liabilities at the new corporate income tax rate. The transition to the modified territorial system for international taxation required the Company to recognize a liability in 2017 based on non-U.S. income from international subsidiaries that had not been repatriated to their U.S. parent company (the “Transition Tax”). The Company recorded a net tax benefit of $506 million, recognized as a reduction to income tax expense in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. The net benefit was primarily due to re-measurement of the Company’s deferred tax assets and liabilities, partially offset by the impact of the transition tax on deemed repatriation of deferred non-U.S. income. The Company’s effective income tax rate for 2017 was 20.1% and included this one-time benefit of 12.7%.
The impact of the Tax Legislation may differ from the Company’s preliminary estimates due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.  The transition tax calculation and the tax expense related to the rate differential on the deferred tax assets and liabilities of the foreign subsidiaries are based on estimated amounts. Any potential adjustments made could be material in relation to the preliminary estimates recorded.

Reconciliation of the change in the amount of unrecognized tax benefits
	For the years ended December 31,
($ in millions)	2017	2016	2015
Balance – beginning of year	$10	$7	$—
Increase for tax positions taken in a prior year	34	—	4
Increase for tax positions taken in the current year	11	3	3
Balance – end of year	$55	$10	$7

The Allstate Corporation 195

2017 Form 10-K Notes to Consolidated Financial Statements

The Company believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months.
The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company did not record interest income or expense relating to unrecognized tax benefits in income tax expense in 2017, 2016 or 2015. As of December 31, 2017 and 2016, there was no interest accrued with respect to unrecognized tax benefits. No amounts have been accrued for penalties.

Components of the deferred income tax assets and liabilities (1)
	As of December 31,
($ in millions)	2017	2016
Deferred assets
Unearned premium reserves	$545	$819
Accrued compensation	137	203
Pension	86	294
Discount on loss reserves	53	188
Net operating loss carryover	50	15
Other assets	49	103
Other postretirement benefits	48	64
Difference in tax bases of invested assets	—	78
Total deferred assets	968	1,764
Deferred liabilities
DAC	(770)	(1,211)
Unrealized net capital gains	(422)	(529)
Life and annuity reserves	(241)	(324)
Intangible assets	(113)	(29)
Difference in tax bases of invested assets	(106)	—
Other liabilities	(98)	(158)
Total deferred liabilities	(1,750)	(2,251)
Net deferred liability	$(782)	$(487)

(1)	Changes in deferred tax assets and liabilities primarily relate to the Tax Legislation.
Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized. As of December 31, 2017, the Company has net operating loss carryforwards of $238 million. The Tax Legislation eliminated the 20-year limitation on carryforwards and made the carryforward period indefinite.

Components of income tax expense
	For the years ended December 31,
($ in millions)	2017	2016	2015
Current	$1,018	$654	$1,033
Deferred	(216)	223	78
Total income tax expense	$802	$877	$1,111
The Company paid income taxes of $968 million, $359 million and $1.07 billion in 2017, 2016 and 2015, respectively.
The Company had current income tax payable of $44 million and $135 million as of December 31, 2017 and 2016, respectively.

196 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Reconciliation of the statutory federal income tax rate to the effective income tax rate
	For the years ended December 31,
	2017	2016	2015
Statutory federal income tax rate on income from operations	35.0%	35.0%	35.0%
Tax Legislation benefit	(12.7)	—	—
Share-based payments (1)	(1.6)	—	—
Tax-exempt income	(0.8)	(1.2)	(1.0)
Tax credits	(0.9)	(1.2)	(0.9)
Non-deductible goodwill impairment	1.1	—	—
Other (2)	—	(0.7)	0.8
Effective income tax rate on income from operations	20.1%	31.9%	33.9%

(1)	Includes a tax benefit of $63 million related to the 2017 adoption of the new accounting standard for share-based payments.

(2)	Includes $45 million of income tax expense related to the change in accounting guidance for investments in qualified affordable housing projects adopted in 2015.

Note 16	Statutory Financial Information and Dividend Limitations
Allstate’s domestic property and casualty and life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.
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

Statutory net income (loss) and capital and surplus of Allstate’s domestic insurance subsidiaries
	Net income (loss)			Capital and surplus
($ in millions)	2017	2016	2015	2017	2016
Amounts by major business type:
Property and casualty insurance	$3,050	$1,520	$1,826	$14,903	$13,436
Life insurance, annuities and voluntary accident and health insurance	327	197	(56)	3,727	3,383
Amount per statutory accounting practices	$3,377	$1,717	$1,770	$18,630	$16,819
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
The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $1.56 billion in 2017. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during

2018 is $2.87 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30 day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $11.04 billion as of December 31, 2017, and cannot result in capital and surplus being less than the minimum amount required by law.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to

The Allstate Corporation 197

2017 Form 10-K Notes to Consolidated Financial Statements

certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of AIC were $17.70 billion and $2.80 billion, respectively, as of December 31, 2017. Substantially all of the Corporation’s insurance subsidiaries are subsidiaries of and/or reinsure all of their business to AIC, including ALIC. AIC’s subsidiaries are included as a component of AIC’s total statutory capital and surplus.

The amount of restricted net assets, as represented by the Corporation’s investment in its insurance subsidiaries, was $26 billion as of December 31, 2017.
Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

Note 17	Benefit Plans
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
The Company also provides a medical coverage subsidy for eligible employees hired before January 1, 2003, including their eligible dependents, when they retire and certain life insurance benefits for eligible retirees (“postretirement benefits”). In July 2013, the Company amended the plan to eliminate the life insurance benefits effective January 1, 2014 for current eligible employees and effective January 1, 2016 for eligible retirees who retired after 1989. In 2017, the Company continues to pay life insurance premiums for certain retiree plaintiffs subject to a court order requiring it to do so until such time as their lawsuit seeking to keep their life insurance benefits intact is resolved. Qualified employees may become eligible for a medical subsidy if they retire in accordance with the terms of the applicable plans and are continuously insured under the Company’s group plans or other approved plans in accordance with the plan’s participation requirements. The Company shares the cost of retiree medical benefits with non Medicare-eligible retirees based on years of service, with the Company’s share being subject to a 5% limit on future annual medical cost inflation after retirement. For Medicare-eligible retirees, the Company provides a fixed Company contribution based on years of service and other factors, which is not subject to adjustments for inflation.
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

198 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Components of the pension and other postretirement plans’ funded status reflected in the Consolidated Statements of Financial Position
	As of December 31,
	Pension benefits		Postretirement benefits
($ in millions)	2017	2016	2017	2016
Fair value of plan assets	$6,284	$5,650	$—	$—
Less: Benefit obligation	6,815	6,591	386	373
Funded status	$(531)	$(941)	$(386)	$(373)

Items not yet recognized as a component of net periodic cost:
Net actuarial loss (gain)	$2,224	$2,807	$(218)	$(251)
Prior service credit	(254)	(310)	(37)	(62)
Unrecognized pension and other postretirement benefit cost, pre-tax	1,970	2,497	(255)	(313)
Deferred income tax (1)	(419)	(874)	51	109
Unrecognized pension and other postretirement benefit cost	$1,551	$1,623	$(204)	$(204)

(1)
Components of the pension plan and other postretirement benefits were reduced by deferred income taxes at the newly enacted 21% U.S. corporate tax rate as of December 31, 2017 and 35% as of December 31, 2016.

The $583 million decrease in the pension net actuarial loss during 2017 is primarily related to gains from favorable asset performance, a settlement loss and the amortization of unrecognized pension costs to net periodic pension cost, partially offset by a decrease in the discount rate and lump sum conversion rates. The majority of the $2.22 billion net actuarial pension benefit losses not yet recognized in 2017 reflects decreases in the discount rate. The $33 million decrease in the OPEB net actuarial gain during 2017 primarily related to amortization of net actuarial gains.

The primary qualified employee plan represents 73% of the pension benefits’ underfunded status as of December 31, 2017.
The change in items not yet recognized as a component of net periodic cost is recorded in unrecognized pension and other postretirement benefit cost.

Changes in items not yet recognized as a component of net periodic cost
($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net periodic cost – December 31, 2016	$2,497	$(313)
Net actuarial (gain) loss arising during the period	(247)	8
Net actuarial (loss) gain amortized to net periodic benefit cost	(342)	24
Prior service credit amortized to net periodic benefit cost	56	25
Translation adjustment and other	6	1
Items not yet recognized as a component of net periodic cost – December 31, 2017	$1,970	$(255)
The net actuarial loss (gain) and prior service credit is recognized as a component of net periodic cost amortized over the average remaining service period of active employees expected to receive benefits.

Estimates of 2018 net actuarial loss (gain) and prior service credit
($ in millions)	Pension benefits	Postretirement benefits
Net actuarial loss (gain)	$177	$(22)
Prior service credit	(56)	(22)
The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $6.74 billion and $6.52 billion as of December 31, 2017 and 2016, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.

The PBO, ABO and fair value of plan assets for the Company’s pension plans with an ABO in excess of plan assets were $6.42 billion, $6.36 billion and $5.89 billion, respectively, as of December 31, 2017 and $6.24 billion, $6.18 billion and $5.30 billion, respectively, as of December 31, 2016. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $140 million and $141 million for 2017 and 2016, respectively.

The Allstate Corporation 199

2017 Form 10-K Notes to Consolidated Financial Statements

Changes in benefit obligations for all plans
	Pension benefits		Postretirement benefits
($ in millions)	2017	2016	2017	2016
Benefit obligation, beginning of year	$6,591	$6,130	$373	$405
Service cost	114	113	8	9
Interest cost	264	286	15	17
Participant contributions	—	1	12	16
Actuarial loss (gain)	395	387	8	(14)
Benefits paid (1)	(553)	(301)	(35)	(41)
Plan amendments	—	—	—	(22)
Translation adjustment and other	4	(25)	5	3
Benefit obligation, end of year	$6,815	$6,591	$386	$373

(1)	Benefits paid include lump sum distributions, a portion of which triggered settlement accounting treatment.

Components of net periodic cost
	For the years ended December 31,
	Pension benefits			Postretirement benefits
($ in millions)	2017	2016	2015	2017	2016	2015
Service cost	$114	$113	$114	$8	$9	$12
Interest cost	264	286	258	15	17	23
Expected return on plan assets	(409)	(398)	(424)	—	—	—
Amortization of:
Prior service credit	(56)	(56)	(56)	(25)	(21)	(22)
Net actuarial loss (gain)	189	174	190	(24)	(24)	(9)
Settlement loss	153	27	31	—	—	—
Net periodic cost (credit)	$255	$146	$113	$(26)	$(19)	$4
The service cost component is the actuarial present value of the benefits attributed by the plans’ benefit formula to services rendered by the employees during the period. Interest cost is the increase in the PBO in the period due to the passage of time at the discount rate. Interest cost fluctuates as the discount rate changes and is also impacted by the related change in the size of the PBO. The decrease or increase in the PBO due to an increase or decrease in the discount rate is deferred and decreases or increases the net actuarial loss. It is recorded in AOCI as unrecognized pension benefit cost and may be amortized.
The expected return on plan assets is determined as the product of the expected long-term rate of return on plan assets and the adjusted fair value of plan assets, referred to as the market-related value of plan assets. To determine the market-related value, the fair value of plan assets is adjusted annually so that differences between changes in the fair value of equity securities and the expected long-term rate of return on these securities are recognized into the market-related value of plan assets over a five-year period. We believe this is consistent with the long-term nature of pension obligations.
When the actual return on plan assets exceeds the expected return it reduces the net actuarial loss recorded in AOCI; when the expected return exceeds the actual return it increases the net actuarial loss. These amounts are recorded in AOCI as unrecognized pension benefit cost and may be amortized. The market-related value adjustment represents the current difference between actual returns and expected returns on equity securities and hedge fund limited partnerships recognized over a five-year period. The market-related value adjustment is a deferred net gain of $403 million as of December 31, 2017. The expected return on plan assets fluctuates when the market-related value of plan assets changes and when the expected long-term rate of return on plan assets assumption changes.
Net actuarial loss fluctuations are due to changes in discount rate, differences between actual return on plan assets and expected long-term rate of return on plan assets, and differences between actual plan experience and other actuarial assumptions when there is an excess sufficient to qualify for amortization.
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
Settlement losses are non-cash charges that accelerate the recognition of unrecognized pension benefit cost that would have been incurred in subsequent periods, when plan payments, primarily lump sums from qualified pension plans, exceed a threshold of service plus interest cost for the period. The value of lump sums paid in 2017 was higher than in

200 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

2016 and exceeded the settlement charge threshold, in the primary employee plan, due to higher-than-expected retirement levels, higher prescribed IRS lump sum interest rates that reduce future benefit lump sum payments and reductions in force. As a result, a pension settlement loss of $122 million, pre-tax, was recorded as part of operating costs and expenses in the Corporate and Other segment.

Weighted average assumptions used to determine net pension cost and net postretirement benefit cost
	For the years ended December 31,
	Pension benefits			Postretirement benefits
($ in millions)	2017	2016	2015	2017	2016	2015
Discount rate	4.15%	4.83%	4.10%	3.63%	4.59%	3.97%
Rate of increase in compensation levels	3.20	3.20	3.50	n/a	n/a	n/a
Expected long-term rate of return on plan assets	7.31	7.30	7.33	n/a	n/a	n/a

Weighted average assumptions used to determine benefit obligations
	For the years ended December 31,
	Pension benefits		Postretirement benefits
	2017	2016	2017	2016
Discount rate	3.68%	4.15%	4.06%	4.07%
Rate of increase in compensation levels	3.20	3.20	n/a	n/a
The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 6.1% for 2018, gradually declining to 4.5% in 2038 and remaining at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and APBO by $2 million and $26 million, respectively. A one percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components of net periodic benefit cost of other postretirement benefits and APBO by $2 million and $23 million, respectively.
Pension plan assets

Change in pension plan assets
	For the years ended December 31,
($ in millions)	2017	2016
Fair value of plan assets, beginning of year	$5,650	$5,353
Actual return on plan assets	1,051	491
Employer contribution	131	131
Benefits paid	(553)	(301)
Translation adjustment and other	5	(24)
Fair value of plan assets, end of year	$6,284	$5,650
In general, the Company’s pension plan assets are managed in accordance with investment policies approved by pension investment committees. The purpose of the policies is to ensure the plans’ long-term ability to meet benefit obligations by prudently investing plan assets and Company contributions, while taking into consideration regulatory and legal requirements and current market conditions. The investment policies are reviewed periodically and specify target plan asset allocation by asset category. In addition, the policies specify various asset allocation and other risk limits. The target asset allocation takes the plans’ funding status into consideration, among other factors, including anticipated demographic changes or liquidity requirements that may affect the funding status such as the potential impact of lump sum settlements as well as existing or expected market conditions. In general, the allocation has a lower overall investment risk when a plan is in a stronger funded status position since there is less economic incentive to take risk to increase the expected returns on the plan assets. As a result, the primary employee plan has a greater allocation to equity securities than the employee-agent plan. The primary qualified employee plan comprises 81% of total plan assets and 86% of equity securities. The pension plans’ asset exposure within each asset category is tracked against widely accepted established benchmarks for each asset class with limits on variation from the benchmark established in the investment policy. Pension plan assets are regularly monitored for compliance with these limits and other risk limits specified in the investment policies.

The Allstate Corporation 201

2017 Form 10-K Notes to Consolidated Financial Statements

Weighted average target asset allocation and actual percentage of plan assets by asset category
	As of December 31, 2017
	Target asset allocation (1)	Actual percentage of plan assets
Pension plan’s asset category	2017	2017	2016
Equity securities (2)	43 - 62%	58%	62%
Fixed income securities	34 - 44%	34	29
Limited partnership interests	0 - 13%	6	7
Short-term investments and other	—	2	2
Total without securities lending (3)		100%	100%

(1)	The target asset allocation considers risk based exposure while the actual percentage of plan assets utilizes a financial reporting view excluding exposure provided through derivatives.

(2)
The actual percentage of plan assets for equity securities include private equity investments that are subject to the limited partnership interests target allocation of 2% and 1% in 2017 and 2016, respectively, fixed income mutual funds that are subject to the fixed income securities target allocation of 3% for both 2017 and 2016 as well as 1% of equity exposure created through a derivative which is not included in the actual allocations in 2017.

(3)	Securities lending collateral reinvestment of $202 million and $143 million is excluded from the table above in 2017 and 2016, respectively.
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
Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. As of December 31, 2017, U.S. government fixed income securities and U.S. equity securities are lent out and cash collateral is invested in short-term investments.

202 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Fair values of pension plan assets as of December 31, 2017
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2017
Equity securities	$126	$264	$29	$419
Fixed income securities:
U.S. government and agencies	174	420	—	594
Corporate	—	1,543	10	1,553
Short-term investments	97	197	—	294
Cash and cash equivalents	21	—	—	21
Free-standing derivatives:
Assets	—	1	—	1
Total plan assets at fair value	$418	$2,425	$39	2,882
% of total plan assets at fair value	14.5%	84.1%	1.4%	100.0%

Investments measured using the net asset value practical expedient (1)				3,598
Securities lending obligation (2)				(216)
Other net plan assets (3)				20
Total reported plan assets				$6,284

(1)
In 2017, the Company retrospectively adopted a new accounting standard for pension plans which eliminates the requirement to include investments in the fair value hierarchy for which fair value is measured using net asset value (“NAV”) per share practical expedient. As a result, certain pension plan investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy, including the related rollforward of Level 3 plan assets presented below. These investments comprised of $3.20 billion of equity investments and $402 million of limited partnerships.

(2)
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

(3)	Other net plan assets represent interest and dividends receivable and net receivables related to settlements of investment transactions, such as purchases and sales.

Fair values of pension plan assets as of December 31, 2016
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2016
Equity securities	$155	$147	$—	$302
Fixed income securities:
U.S. government and agencies	30	285	—	315
Corporate	—	1,309	10	1,319
Short-term investments	144	121	—	265
Cash and cash equivalents	32	—	—	32
Free-standing derivatives:
Assets	(1)	1	—	—
Total plan assets at fair value	$360	$1,863	$10	2,233
% of total plan assets at fair value	16.1%	83.4%	0.5%	100.0%

Investments measured using the Net Asset Value practical expedient				3,525
Securities lending obligation				(158)
Other net plan assets				50
Total reported plan assets				$5,650
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 6.

The Allstate Corporation 203

2017 Form 10-K Notes to Consolidated Financial Statements

Rollforward of level 3 plan assets during December 31, 2017
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2016	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2017
Equity securities	$—	$—	$—	$29	$—	$29
Fixed income securities:
Corporate	10	—	—	—	—	10
Total Level 3 plan assets	$10	$—	$—	$29	$—	$39

Rollforward of level 3 plan assets during December 31, 2016
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2015	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2016
Equity securities	$1	$(1)	$—	$—	$—	$—
Fixed income securities:
Municipal	7	—	—	(7)	—	—
Corporate	10	—	—	(5)	5	10
Total Level 3 plan assets	$18	$(1)	$—	$(12)	$5	$10

Rollforward of level 3 plan assets during December 31, 2015
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2014	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2015
Equity securities	$1	$1	$(1)	$—	$—	$1
Fixed income securities:
Municipal	14	—	—	(7)	—	7
Corporate	12	—	—	—	(2)	10
Total Level 3 plan assets	$27	$1	$(1)	$(7)	$(2)	$18
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company’s assumption for the expected long-term rate of return on plan assets is reviewed annually giving consideration to appropriate financial data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward looking nature of this assumption, the actual returns in any one year do not immediately result in a change. In giving consideration to the targeted plan asset allocation, the Company evaluated returns using the same sources it has used historically which include: historical average asset class returns from an independent nationally recognized vendor of this type of data blended together using the asset allocation policy weights for the Company’s pension plans; asset class return forecasts from a large global independent asset management firm that specializes in providing multi-asset class investment fund products which were blended together using the asset allocation policy weights; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. This same methodology has been applied on a consistent basis each year. All of these were consistent with the Company’s weighted average long-term rate of return on plan assets assumption of 7.31% used for 2017 and 7.32% that will be used for 2018. The assumption for the primary qualified employee plan is 7.75% and the employee-agent plan is 5.75% for both years. The employee-agent plan assumption is lower than the primary qualified employee plan assumption due to a lower investment allocation to equity securities and a higher allocation to fixed income securities. As of the 2017 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 6.8% and 9.9%, respectively.
Cash flows
There was no required cash contribution necessary to satisfy the minimum funding requirement under the Internal Revenue Code for the tax qualified pension plans as of December 31, 2017. The Company currently plans to contribute $133 million to its pension plans in 2018.
The Company contributed $23 million and $25 million to the postretirement benefit plans in 2017 and 2016, respectively. Contributions by participants were $12 million and $16 million in 2017 and 2016, respectively.

204 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Estimated future benefit payments expected to be paid in the next 10 years
	As of December 31, 2017,
($ in millions)	Pension benefits	Postretirement benefits
2018	$426	$22
2019	463	24
2020	485	24
2021	514	25
2022	533	26
2023-2027	2,477	136
Total benefit payments	$4,898	$257
Allstate 401(k) Savings Plan
Employees of the Company, with the exception of those employed by the Company’s international, SquareTrade, Esurance and Answer Financial subsidiaries, are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”). The Company’s contributions are based on the Company’s matching obligation. The Company is responsible for funding its anticipated contribution to the Allstate Plan, and may, at the discretion of management, use the ESOP to pre-fund certain portions. In connection with the Allstate Plan, the Company has a note from the ESOP with a principal balance of $2 million as of

December 31, 2017. The ESOP note has a fixed interest rate of 7.9% and matures in 2019. The Company records dividends on the ESOP shares in retained income and all the shares held by the ESOP are included in basic and diluted weighted average common shares outstanding.
The Company’s contribution to the Allstate Plan was $81 million, $80 million and $79 million in 2017, 2016 and 2015, respectively. These amounts were reduced by the ESOP benefit.

ESOP benefit
	For the years December 31,
($ in millions)	2017	2016	2015
Interest expense recognized by ESOP	$—	$1	$1
Less: dividends accrued on ESOP shares	(1)	(3)	(3)
Cost of shares allocated	3	7	10
Compensation expense	2	5	8
Reduction of defined contribution due to ESOP	38	60	73
ESOP benefit	$(36)	$(55)	$(65)
The Company made $1 million, $2 million and $2 million in contributions to the ESOP in 2017, 2016 and 2015, respectively. As of December 31, 2017, total committed to be released, allocated and unallocated ESOP shares were 0.4 million, 38 million and 0.4 million, respectively.

Allstate’s Canadian, SquareTrade, Esurance and Answer Financial subsidiaries sponsor defined contribution plans for their eligible employees. Expense for these plans was $12 million, $10 million and $10 million in 2017, 2016 and 2015, respectively.

Note 18	Equity Incentive Plans
The Company currently has equity incentive plans under which the Company grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company. The total compensation expense related to equity awards was $106 million, $80 million and $81 million and the total income tax benefits were $22 million, $28 million and $28 million for 2017, 2016 and 2015, respectively. Total cash received from the exercise of options was $178 million, $187 million and $187 million for 2017, 2016 and 2015, respectively. Total tax benefit realized on options exercised and the release of stock restrictions was $96 million, $61 million and $82 million for 2017, 2016 and 2015, respectively.
The Company records compensation expense related to awards under these plans over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. Compensation expense for performance share awards is based on the probable number of awards expected to vest using the performance level most likely to be achieved at the end of the performance period. As of December 31, 2017, total unrecognized compensation cost related to all nonvested awards was $84 million, of which $26 million related to nonqualified stock options which are expected to be recognized over the weighted average vesting period of 1.67 years, $25 million related to restricted stock units which are expected to be recognized over the weighted average vesting period of 1.82 years and $33 million related to performance stock awards which are expected to be recognized over the weighted average vesting period of 1.65 years.
Options are granted to employees with exercise prices equal to the closing share price of the

The Allstate Corporation 205

2017 Form 10-K Notes to Consolidated Financial Statements

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
A total of 98.0 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans’ terms. As of December 31, 2017, 18.3 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.
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

Option grant assumptions
	2017	2016	2015
Weighted average expected term	6.1 years	5.0 years	6.5 years
Expected volatility	15.7 - 32.7%	16.0 - 34.3%	16.0 - 37.8%
Weighted average volatility	21.0%	24.3%	24.7%
Expected dividends	1.4 - 1.9%	1.9 - 2.1%	1.6 - 2.1%
Weighted average expected dividends	1.9%	2.1%	1.7%
Risk-free rate	0.5 - 2.5%	0.2 - 2.4%	0.0 - 2.4%

Summary of option activity
	For the year ended December 31, 2017
	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2017	13,560	$50.01
Granted	2,631	78.93
Exercised	(4,688)	44.91
Forfeited	(229)	70.85
Expired	(12)	59.91
Outstanding as of December 31, 2017	11,262	58.46	$520,900	6.5
Outstanding, net of expected forfeitures	11,140	58.27	517,276	6.5
Outstanding, exercisable (“vested”)	6,314	47.83	359,121	5.1
The weighted average grant date fair value of options granted was $14.60, $12.25 and $15.45 during 2017, 2016 and 2015, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $199 million, $119 million and $117 million during 2017, 2016 and 2015, respectively.

206 www.allstate.com

Notes to Consolidated Financial Statements 2017 Form 10-K

Changes in restricted stock units
	For the year ended December 31, 2017
	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2017	1,679	$58.49
Granted	333	80.12
Vested	(718)	51.42
Forfeited	(53)	69.19
Nonvested as of December 31, 2017	1,241	67.93
The fair value of restricted stock units is based on the market value of the Company’s stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $80.12, $63.51 and $69.25 during 2017, 2016 and 2015, respectively. The total fair value of restricted stock units vested was $58 million, $29 million and $63 million during 2017, 2016 and 2015, respectively.

Changes in performance stock awards
	For the year ended December 31, 2017
	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2017	919	$61.50
Granted	458	78.47
Adjustment for performance achievement	(33)	52.75
Vested	(213)	52.52
Forfeited	(41)	69.30
Nonvested as of December 31, 2017	1,090	70.35
The change in PSA’s comprises those initially granted in 2017 and the adjustment to previously granted PSA’s for performance achievement. The fair value of performance stock awards is based on the market value of the Company’s stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of performance stock awards granted was $78.47, $62.32 and $70.37 during 2017, 2016 and 2015, respectively. The total fair value of performance stock awards vested was $17 million, $28 million and $56 million during 2017, 2016 and 2015, respectively.

Under the new employee share-based payment accounting standard adopted in 2017, the Company recognizes all tax effects related to share-based payments at settlement or expiration through the income statement. Prior to the adoption, the Company recognized excess tax effects through the statement of shareholders’ equity. The tax benefit recognized through the statement of shareholders’ equity related to tax deductions from stock option exercises was $23 million in each of 2016 and 2015. The tax benefit recognized through shareholders’ equity in 2016 and 2015 related to all stock-based compensation was $30 million and $46 million, respectively.

Note 19	Supplemental Cash Flow Information
Non-cash investing activities include $106 million, $326 million and $131 million related to mergers and exchanges completed with equity securities and modifications of certain mortgage loans, fixed income securities and other investments in 2017, 2016 and 2015, respectively, and a $89 million obligation to fund a limited partnership investment in 2015. Non-cash financing activities include $43 million, $41 million and $74 million related to the issuance of Allstate common shares for vested equity awards in 2017, 2016 and 2015, respectively. Non-cash financing activities also include $90 million and $34 million related to debt acquired in conjunction with purchases of investments in 2017 and 2016, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending program were $1.12 billion, $1.12 billion and $829 million as of December 31, 2017, 2016 and 2015, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for OTC and cleared derivatives were $3 million, $5 million and $11 million as of December 31, 2017, 2016 and 2015, respectively, and are reported in other liabilities and accrued expenses or other investments.

The Allstate Corporation 207

2017 Form 10-K Notes to Consolidated Financial Statements

The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

	For the years ended December 31,
($ in millions)	2017	2016	2015
Net change in proceeds managed
Net change in fixed income securities	$259	$(584)	$—
Net change in short-term investments	(255)	295	(59)
Operating cash flow provided (used)	4	(289)	(59)
Net change in cash	1	—	1
Net change in proceeds managed	$5	$(289)	$(58)

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of year	$(1,129)	$(840)	$(782)
Liabilities for collateral, end of year	(1,124)	(1,129)	(840)
Operating cash flow (used) provided	$(5)	$289	$58

Note 20	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
	For the years ended December 31,
($ in millions)	2017			2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$866	$(304)	$562	$486	$(170)	$316	$(1,896)	$663	$(1,233)
Less: reclassification adjustment of realized capital gains and losses	374	(131)	243	(180)	63	(117)	112	(39)	73
Unrealized net capital gains and losses	492	(173)	319	666	(233)	433	(2,008)	702	(1,306)
Unrealized foreign currency translation adjustments	72	(25)	47	15	(5)	10	(89)	31	(58)
Unrecognized pension and other postretirement benefit cost arising during the period	232	(79)	153	(263)	94	(169)	(64)	25	(39)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(237)	83	(154)	(100)	35	(65)	(134)	47	(87)
Unrecognized pension and other postretirement benefit cost	469	(162)	307	(163)	59	(104)	70	(22)	48
Other comprehensive income (loss)	$1,033	$(360)	$673	$518	$(179)	$339	$(2,027)	$711	$(1,316)

Note 21	Quarterly Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
($ in millions, except per share data)	2017	2016	2017	2016	2017	2016	2017	2016
Revenues	$9,434	$8,871	$9,587	$9,164	$9,660	$9,221	$9,843	$9,278
Net income applicable to common shareholders	666	217	550	242	637	491	1,220	811
Net income applicable to common shareholders earnings per common share - Basic	1.82	0.57	1.51	0.65	1.76	1.32	3.41	2.20
Net income applicable to common shareholders earnings per common share - Diluted	1.79	0.57	1.49	0.64	1.74	1.31	3.35	2.18

208 www.allstate.com

2017 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission – (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 26, 2018

We have served as the Company's auditor since 1992.

The Allstate Corporation 209

2017 Form 10-K

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
On February 23, 2018, Mary Alice Taylor informed The Allstate Corporation that she will not stand for re-election to the board of directors at the Corporation’s annual stockholders meeting scheduled for May 11, 2018.  Ms. Taylor will continue to serve as a director until such stockholders meeting.  Her decision to not stand for re-election did not involve any disagreement with the Corporation.

210 www.allstate.com

2017 Form 10-K

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding directors of The Allstate Corporation standing for election at the 2018 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions “Corporate Governance – Proposal 1. Election of 10 Directors - Director Nominees.”
Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the information under the caption “Corporate Governance - Board Meetings and Committees” in the Proxy Statement.
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
We have adopted a global code of business conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The text of our global code of business conduct is posted on our website, www.allstateinvestors.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K, regarding amendments to, and waiver from, the provisions of our global code of business conduct by posting such information on the same website.
Item 11.  Executive Compensation
Information required for Item 11 is incorporated by reference to the sections of the Proxy Statement with the following captions:

•	Corporate Governance – Director Compensation

•	Executive Compensation

The Allstate Corporation 211

2017 Form 10-K

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

•	Stock Ownership Information – Security Ownership of Directors and Executive Officers

•	Stock Ownership Information – Security Ownership of Certain Beneficial Owners

Equity compensation plan information
The following table includes information as of December 31, 2017, with respect to The Allstate Corporation’s equity compensation plans:
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	14,683,337	(2)	58.46	15,906,409	(3)
Total	14,683,337	(2)	58.46	15,906,409	(3)

(1)
Consists of the 2013 Equity Incentive Plan, which amended and restated the 2009 Equity Incentive Plan; the 2017 Equity Compensation Plan for Non-Employee Directors; the 2006 Equity Compensation Plan for Non-Employee Directors; and the Equity Incentive Plan for Non-Employee Directors (the equity plan for non-employee directors prior to 2006). The Corporation does not maintain any equity compensation plans not approved by stockholders.

(2)
As of December 31, 2017, 1,241,053 restricted stock units (“RSUs”) and 2,180,644 performance stock awards (“PSAs”) were outstanding. The weighted-average exercise price of outstanding options, warrants, and rights does not take into account RSUs and PSAs, which have no exercise price. PSAs are reported at the maximum potential amount awarded for incomplete performance periods and the amount earned for the 2015 PSA grant, reduced for forfeitures. For incomplete performance periods, the actual number of shares earned may be less and are based upon measures achieved at the end of the three-year performance period for those PSAs granted in 2016 and 2017.

(3)
Includes 15,523,581 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2013 Equity Incentive Plan; and 382,828 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2017 Equity Compensation Plan for Non-Employee Directors.

Asset managers, such as those that manage mutual funds and exchange traded funds, principally on behalf of third party investors, at times acquire sufficient voting ownership interests in Allstate to require disclosure. BlackRock, Inc. has disclosed that it, together with certain subsidiaries, held 7.5% of our common stock as of December 31, 2017. BlackRock also manages approximately $3.6 billion of Allstate’s investment portfolio under an investment management agreement and has licensed an investment technology software system to Allstate. The terms of these arrangements are customary and the aggregate related fees are not material. State Street Corp. manages an investment portfolio of $2.1 billion on behalf of participants in Allstate’s 401(k) Savings Plan and $2.7 billion on behalf of Allstate domestic qualified pension plans. The terms of these arrangements are customary and the aggregate related fees are not material.

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
Item 14.  Principal Accounting Fees and Services
Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the caption “Audit Committee Matters – Proposal 3. Ratification of Deloitte & Touche LLP as the Independent Registered Public Accountant for 2018.”

212 www.allstate.com

2017 Form 10-K

Part IV
Item 15.  (a) (1) Exhibits and Financial Statement Schedules.
The following consolidated financial statements, notes thereto and related information of The Allstate Corporation (the “Company”) are included in Item 8.

•	Consolidated Statements of Operations

•	Consolidated Statements of Comprehensive Income

•	Consolidated Statements of Financial Position

•	Consolidated Statements of Shareholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

Item 15.  (a) (2)
The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.
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

The Allstate Corporation 213

2017 Form 10-K

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

4.2	Deposit Agreement, dated June 12, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series A)	8-K	1-11840	4.1	June 12, 2013
4.3	Form of Preferred Stock Certificate, Series A (included as Exhibit A to Exhibit 3.3 above)	8-K	1-11840	4.2	June 12, 2013
4.4	Form of Depositary Receipt, Series A (included as Exhibit A to Exhibit 4.2 above)	8-K	1-11840	4.3	June 12, 2013
4.5	Deposit Agreement, dated September 30, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series C)	8-K	1-11840	4.1	September 30, 2013
4.6	Form of Preferred Stock Certificate, Series C (included as Exhibit A to Exhibit 3.4 above)	8-K	1-11840	4.2	September 30, 2013
4.7	Form of Depositary Receipt, Series C (included as Exhibit A to Exhibit 4.5 above)	8-K	1-11840	4.3	September 30, 2013
4.8	Deposit Agreement, dated December 16, 2013, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series D)	8-K	1-11840	4.1	December 16, 2013
4.9	Form of Preferred Stock Certificate, Series D (included as Exhibit A to Exhibit 3.5 above)	8-K	1-11840	4.2	December 16, 2013
4.10	Form of Depositary Receipt, Series D (included as Exhibit A to Exhibit 4.8 above)	8-K	1-11840	4.3	December 16, 2013
4.11	Deposit Agreement, dated March 3, 2014, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series E)	8-K	1-11840	4.1	March 3, 2014
4.12	Form of Preferred Stock Certificate, Series E (included as Exhibit A to Exhibit 3.7 above)	8-K	1-11840	4.2	March 3, 2014
4.13	Form of Depositary Receipt, Series E (included as Exhibit A to Exhibit 4.11 above)	8-K	1-11840	4.3	March 3, 2014
4.14	Deposit Agreement, dated June 12, 2014, among the Registrant, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (Series F)	8-K	1-11840	4.1	June 12, 2014
4.15	Form of Preferred Stock Certificate, Series F (included as Exhibit A to Exhibit 3.8 above)	8-K	1-11840	4.2	June 12, 2014
4.16	Form of Depositary Receipt, Series F (included as Exhibit A to Exhibit 4.14 above)	8-K	1-11840	4.3	June 12, 2014
10.1	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	1-11840	10.6	May 2, 2012
10.2	Amendment No. 1 to Credit Agreement dated as of April 27, 2014	8-K	1-11840	10.1	April 29, 2014
10.3*	The Allstate Corporation Annual Executive Incentive Plan	Proxy	1-11840	App. B	April 7, 2014

214 www.allstate.com

2017 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.4*	The Allstate Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2018					X
10.5*	The Allstate Corporation 2013 Equity Incentive Plan, as amended and restated effective February 19, 2014	10-Q	1-11840	10.1	May 6, 2014
10.6*+	Form of Performance Stock Award Agreement for awards granted on or after March 6, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	May 2, 2012
10.7*+	Form of Option Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.8*+	Form of Option Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.2	December 28, 2011
10.9*+	Form of Option Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	April 27, 2011
10.10*+	Form of Option Award Agreement for awards granted on or after May 19, 2009 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	8-K/A	1-11840	10.3	May 20, 2009
10.11*†	Form of Option Award Agreement for awards granted on or after September 13, 2008 and prior to May 19, 2009 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.3	September 19, 2008
10.12*†	Form of Executive Officer Option Award Agreement for awards granted on or after July 18, 2006 and prior to September 13, 2008 under The Allstate Corporation 2001 Equity Incentive Plan	8-K	1-11840	10.1	July 20, 2006
10.13*+	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.2	May 2, 2012
10.14*	Supplemental Retirement Income Plan, as amended and restated effective January 1, 2014	10-Q	1-11840	10.3	July 31, 2013
10.15*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.16*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.17*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008
10.18*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.19*	The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	Proxy	1-11840	App. D	April 12, 2017
10.20*	Form of Option Award Agreement under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.3	May 19, 2006
10.21*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008
10.22*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008, and prior to June 1, 2016, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008
10.23*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2016, and prior to June 1, 2017, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 3, 2016

The Allstate Corporation 215

2017 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.24*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2017, under The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 1, 2017
10.25*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.26*	Resolutions regarding Non-Employee Director Compensation	10-K	1-11840	10.24	February 17, 2017
10.27	Stock Purchase Agreement, dated July 17, 2013, among Allstate Life Insurance Company, Resolution Life Holdings, Inc., and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
10.28	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between Allstate Life Insurance Company and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.29	Consulting Agreement, dated March 10, 2016, between Judith P. Greffin and Allstate Insurance Company	8-K	1-11840	10	March 10, 2016
10.30	Offer Letter dated September 4, 2015, to Mary Jane Fortin	10-Q	1-11840	10.3	August 1, 2017
12	Computation of Earnings to Fixed Charges Ratio					X
21	Subsidiaries of The Allstate Corporation					X
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
Item 15.  (b)
The exhibits are listed in Item 15. (a)(3) above.
Item 15.  (c)
The financial statement schedules are listed in Item 15. (a)(2) above.
Item 16.
None.

216 www.allstate.com

2017 Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allstate Corporation (Registrant)

/s/ Eric K. Ferren
By: Eric K. Ferren Senior Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)
February 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 26, 2018
Thomas J. Wilson

/s/ Mario Rizzo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2018
Mario Rizzo

/s/ Kermit R. Crawford	Director	February 26, 2018
Kermit R. Crawford

/s/ Michael L. Eskew	Director	February 26, 2018
Michael L. Eskew

/s/ Margaret M. Keane	Director	February 26, 2018
Margaret M. Keane

/s/ Siddharth N. Mehta	Director	February 26, 2018
Siddharth N. Mehta

/s/ Jacques P. Perold	Director	February 26, 2018
Jacques P. Perold

/s/ Andrea Redmond	Director	February 26, 2018
Andrea Redmond

/s/ John W. Rowe	Director	February 26, 2018
John W. Rowe

/s/ Gregg M. Sherrill	Director	February 26, 2018
Gregg M. Sherrill

/s/ Judith A. Sprieser	Lead Director	February 26, 2018
Judith A. Sprieser

/s/ Mary Alice Taylor	Director	February 26, 2018
Mary Alice Taylor

/s/ Perry M. Traquina	Director	February 26, 2018
Perry M. Traquina

The Allstate Corporation 217

2017 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule I — Summary of Investments Other than Investments in Related Parties

	As of December 31, 2017
($ in millions)	Cost/amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$3,580	$3,616	$3,616
States, municipalities and political subdivisions	8,053	8,328	8,328
Foreign governments	1,005	1,021	1,021
Public utilities	5,655	5,988	5,988
All other corporate bonds	37,341	38,038	38,038
Asset-backed securities	1,266	1,272	1,272
Residential mortgage-backed securities	480	578	578
Commercial mortgage-backed securities	124	128	128
Redeemable preferred stocks	21	23	23
Total fixed maturities	57,525	$58,992	58,992

Equity securities:
Common stocks:
Public utilities	84	$99	99
Banks, trusts and insurance companies	565	725	725
Industrial, miscellaneous and all other	4,591	5,506	5,506
Nonredeemable preferred stocks	221	291	291
Total equity securities	5,461	$6,621	6,621

Mortgage loans on real estate	4,534	$4,732	4,534
Real estate (none acquired in satisfaction of debt)	468		468
Policy loans	905		905
Derivative instruments	127	$127	127
Limited partnership interests	6,740		6,740
Other long-term investments	2,472		2,472
Short-term investments	1,944	$1,944	1,944
Total investments	$80,176		$82,803

S-1 www.allstate.com

2017 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant Statement of Operations

	Year Ended December 31,
($ in millions)	2017	2016	2015
Revenues
Investment income, less investment expense	$10	$11	$8
Realized capital gains and losses	(2)	2	—
Other income	36	55	66
	44	68	74

Expenses
Interest expense	334	295	292
Pension and other postretirement benefit expense	119	10	(15)
Other operating expenses	50	28	34
	503	333	311

Loss from operations before income tax benefit and equity in net income of subsidiaries	(459)	(265)	(237)

Income tax benefit	(92)	(115)	(108)
Loss before equity in net income of subsidiaries	(367)	(150)	(129)

Equity in net income of subsidiaries	3,556	2,027	2,300
Net income	3,189	1,877	2,171

Preferred stock dividends	116	116	116

Net income applicable to common shareholders	3,073	1,761	2,055

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	319	433	(1,306)
Unrealized foreign currency translation adjustments	47	10	(58)
Unrecognized pension and other postretirement benefit cost	307	(104)	48
Other comprehensive income (loss), after-tax	673	339	(1,316)
Comprehensive income	$3,862	$2,216	$855

See accompanying notes to condensed financial information and notes to consolidated financial statements.

The Allstate Corporation S-2

2017 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Financial Position

($ in millions, except par value data)	December 31,
	2017	2016
Assets
Investments in subsidiaries	$29,126	$26,929
Fixed income securities, at fair value (amortized cost $361 and $510)	362	513
Short-term investments, at fair value (amortized cost $171 and $219)	171	219
Cash	—	2
Receivable from subsidiaries	427	385
Deferred income taxes	124	348
Other assets	150	138
Total assets	$30,360	$28,534

Liabilities
Long-term debt	$6,350	$6,347
Pension and other postretirement benefit obligations	675	1,079
Deferred compensation	297	274
Notes due to subsidiaries	250	—
Dividends payable to shareholders	167	157
Other liabilities	70	104
Total liabilities	7,809	7,961

Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 72.2 thousand issued and outstanding, and $1,805 aggregate liquidation preference	1,746	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 355 million and 366 million shares outstanding	9	9
Additional capital paid-in	3,313	3,303
Retained income	43,162	40,678
Deferred ESOP expense	(3)	(6)
Treasury stock, at cost (545 million and 534 million shares)	(25,982)	(24,741)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,662	1,053
Unrealized foreign currency translation adjustments	(9)	(50)
Unrealized pension and other postretirement benefit cost	(1,347)	(1,419)
Total accumulated other comprehensive loss	306	(416)
Total shareholders’ equity	22,551	20,573
Total liabilities and shareholders’ equity	$30,360	$28,534

See accompanying notes to condensed financial information and notes to consolidated financial statements.

S-3 www.allstate.com

2017 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Cash Flows

($ in millions)	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$3,189	$1,877	$2,171
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,556)	(2,027)	(2,300)
Dividends received from subsidiaries	1,671	1,874	2,300
Realized capital gains and losses	2	(2)	—
Changes in:
Pension and other postretirement benefits	119	10	(15)
Income taxes	35	13	77
Operating assets and liabilities	56	43	26
Net cash provided by operating activities	1,516	1,788	2,259

Cash flows from investing activities
Proceeds from sales of investments	880	389	399
Investment purchases	(748)	(243)	(4)
Investment collections	13	60	—
Return of capital from subsidiaries	42	(1,500)	50
Transfers to subsidiaries through intercompany loan agreement	—	(30)	—
Change in short-term investments, net	48	58	397
Net cash provided (used in) by investing activities	235	(1,266)	842

Cash flows from financing activities
Proceeds from borrowings from subsidiaries	300	—	—
Repayment of notes due to subsidiaries	(50)	—	—
Proceeds from issuance of long-term debt	—	1,236	—
Repayment of long-term debt	—	(17)	(20)
Dividends paid on common stock	(525)	(486)	(483)
Dividends paid on preferred stock	(116)	(116)	(116)
Treasury stock purchases	(1,495)	(1,337)	(2,808)
Shares reissued under equity incentive plans, net	135	164	130
Excess tax benefits on share-based payment arrangements	—	32	45
Other	(2)	—	—
Net cash used in financing activities	(1,753)	(524)	(3,252)

Net decrease in cash	(2)	(2)	(151)
Cash at beginning of year	2	4	155
Cash at end of year	$—	$2	$4

See accompanying notes to condensed financial information and notes to consolidated financial statements.

The Allstate Corporation S-4

2017 Form 10-K

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
2.   Notes due to subsidiaries
On December 11, 2017, the Registrant issued $125 million and $175 million notes, each with a rate of 1.59% and due on June 11, 2018, to its wholly owned subsidiaries Kennett Capital Inc. and Allstate Non-Insurance Holdings Inc (“ANIHI”), respectively. The proceeds of these issuances were used for cash management purposes. On December 20, 2017, the Registrant repaid $50 million to ANIHI.
3.    Supplemental Disclosures of Cash Flow Information
The Registrant paid $331 million, $287 million and $289 million of interest on debt in 2017, 2016 and 2015, respectively.

S-5 www.allstate.com

2017 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information

($ in millions)	As of December 31,			For the years ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2017
Property-Liability
Allstate Protection	$1,510	$24,336	$11,409	$31,433		$21,470	$4,205	$3,647	$31,648
Discontinued Lines and Coverages	—	1,893	—	—		96	—	3	—
Total Property-Liability	1,510	26,229	11,409	31,433	$1,478	21,566	4,205	3,650	31,648
Service Businesses (2)	954	96	2,052	977	16	369	296	506	1,094
Allstate Life	1,152	10,244	4	1,280	489	1,047	134	240	—
Allstate Benefits	541	1,869	8	1,084	72	599	142	269	919
Allstate Annuities	34	19,870	—	14	1,305	967	7	35	—
Corporate and Other	—	—	—	—	41	—	—	631	—
Intersegment Eliminations (2)	—	—	—	(110)	—	(6)	—	(104)	—
Total	$4,191	$58,308	$13,473	$34,678	$3,401	$24,542	$4,784	$5,227	$33,661
2016
Property-Liability
Allstate Protection	$1,432	$23,263	$11,160	$30,727		$21,863	$4,053	$3,484	$30,888
Discontinued Lines and Coverages	—	1,953	—	—		105	—	2	3
Total Property-Liability	1,432	25,216	11,160	30,727	$1,253	21,968	4,053	3,486	30,891
Service Businesses (2)	756	34	1,411	685	13	258	214	223	709
Allstate Life	1,200	10,042	4	1,250	482	1,027	131	226	—
Allstate Benefits	526	1,821	8	1,011	71	545	145	240	855
Allstate Annuities	40	20,636	—	14	1,181	1,011	7	32	—
Corporate and Other	—	—	—	—	42	—	—	324	—
Intersegment Eliminations (2)	—	—	—	(105)	—	(5)	—	(100)	—
Total	$3,954	$57,749	$12,583	$33,582	$3,042	$24,804	$4,550	$4,431	$32,455
2015
Property-Liability
Allstate Protection	$1,410	$21,777	$10,979	$29,748		$20,718	$3,933	$3,476	$30,115
Discontinued Lines and Coverages	—	2,062	—	—		53	—	2	—
Total Property-Liability	1,410	23,839	10,979	29,748	$1,226	20,771	3,933	3,478	30,115
Service Businesses (2)	619	30	1,210	603	11	277	169	164	756
Allstate Life	1,271	9,895	4	1,223	490	1,031	133	213	—
Allstate Benefits	514	1,760	9	921	71	488	124	222	777
Allstate Annuities	47	21,887	—	14	1,323	1,045	5	37	—
Corporate and Other	—	—	—	—	35	—	—	326	—
Intersegment Eliminations (2)	—	—	—	(42)	—	(14)	—	(28)	—
Total	$3,861	$57,411	$12,202	$32,467	$3,156	$23,598	$4,364	$4,412	$31,648

(1)	A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.

(2)	Includes intersegment premiums and service fees and the related incurred losses and expenses that are eliminated in the consolidated financial statements.

The Allstate Corporation S-6

2017 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule IV — Reinsurance

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2017
Life insurance in force	$188,186	$86,642	$259,671	$361,215	71.9%
Premiums and contract charges:
Life insurance	$936	$276	$787	$1,447	54.4%
Accident and health insurance	958	27	—	931	—%
Property and casualty insurance	33,221	971	50	32,300	0.2%
Total premiums and contract charges	$35,115	$1,274	$837	$34,678	2.4%
Year ended December 31, 2016
Life insurance in force	$167,355	$90,011	$275,008	$352,352	78.0%
Premiums and contract charges:
Life insurance	$877	$279	$818	$1,416	57.8%
Accident and health insurance	889	30	—	859	—%
Property and casualty insurance	32,249	987	45	31,307	0.1%
Total premiums and contract charges	$34,015	$1,296	$863	$33,582	2.6%
Year ended December 31, 2015
Life insurance in force	$156,486	$93,326	$280,644	$343,804	81.6%
Premiums and contract charges:
Life insurance	$828	$299	$849	$1,378	61.6%
Accident and health insurance	813	33	—	780	—%
Property and casualty insurance	31,274	1,006	41	30,309	0.1%
Total premiums and contract charges	$32,915	$1,338	$890	$32,467	2.7%

(1)	No reinsurance or coinsurance income was netted against premium ceded in 2017, 2016 or 2015.

S-7 www.allstate.com

2017 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule V — Valuation Allowances and Qualifying Accounts

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period
Year ended December 31, 2017
Allowance for reinsurance recoverables	$84	$(10)	$—	$4	$70
Allowance for premium installment receivable	84	109	—	116	77
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	3	1	—	1	3
Year ended December 31, 2016
Allowance for reinsurance recoverables	$80	$5	$—	$1	$84
Allowance for premium installment receivable	90	107	—	113	84
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	3	—	—	—	3
Year ended December 31, 2015
Allowance for reinsurance recoverables	$95	$(15)	$—	$—	$80
Allowance for premium installment receivable	83	107	—	100	90
Allowance for deferred tax assets	—	—	—	—	—
Allowance for estimated losses on mortgage loans	8	(4)	—	1	3

The Allstate Corporation S-8