Form 10-Q
period 2018-03-31
ALLSTATE CORP
filed 2018-05-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
As of April 17, 2018, the registrant had 351,488,825 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
March 31, 2018

Condensed Consolidated Financial Statements

Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

($ in millions, except per share data)	Three months ended March 31,
	2018	2017
	(unaudited)
Revenues
Property and casualty insurance premiums	$8,286	$7,959
Life premiums and contract charges	616	593
Other revenue	216	210
Net investment income	786	748
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	—	(62)
OTTI losses reclassified (from) to other comprehensive income	(1)	3
Net OTTI losses recognized in earnings	(1)	(59)
Sales and valuation changes on equity investments and derivatives	(133)	193
Total realized capital gains and losses	(134)	134
Total Revenues	9,770	9,644

Costs and expenses
Property and casualty insurance claims and claims expense	5,149	5,416
Life contract benefits	504	474
Interest credited to contractholder funds	161	173
Amortization of deferred policy acquisition costs	1,273	1,169
Operating costs and expenses	1,355	1,307
Restructuring and related charges	22	10
Interest expense	83	85
Total costs and expenses	8,547	8,634

Gain on disposition of operations	1	2

Income from operations before income tax expense	1,224	1,012

Income tax expense	249	317

Net income	975	695

Preferred stock dividends	29	29

Net income applicable to common shareholders	$946	$666

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$2.67	$1.82
Weighted average common shares - Basic	354.1	365.7
Net income applicable to common shareholders per common share - Diluted	$2.63	$1.79
Weighted average common shares - Diluted	359.9	371.3
Cash dividends declared per common share	$0.46	$0.37

See notes to condensed consolidated financial statements.

First Quarter 2018 Form 10-Q 1

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

($ in millions)	Three months ended March 31,
	2018	2017
	(unaudited)
Net income	$975	$695

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(565)	203
Unrealized foreign currency translation adjustments	(4)	(3)
Unrecognized pension and other postretirement benefit cost	23	19
Other comprehensive (loss) income, after-tax	(546)	219

Comprehensive income	$429	$914

See notes to condensed consolidated financial statements.

2 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position

($ in millions, except par value data)	March 31, 2018	December 31, 2017
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $56,209 and $57,525)	$56,674	$58,992
Equity securities, at fair value (cost $5,928 and $5,461)	6,986	6,621
Mortgage loans	4,679	4,534
Limited partnership interests	7,434	6,740
Short-term, at fair value (amortized cost $3,424 and $1,944)	3,424	1,944
Other	4,092	3,972
Total investments	83,289	82,803
Cash	450	617
Premium installment receivables, net	5,856	5,786
Deferred policy acquisition costs	4,409	4,191
Reinsurance recoverables, net	8,916	8,921
Accrued investment income	576	569
Property and equipment, net	1,060	1,072
Goodwill	2,189	2,181
Other assets	3,230	2,838
Separate Accounts	3,314	3,444
Total assets	$113,289	$112,422
Liabilities
Reserve for property and casualty insurance claims and claims expense	$26,115	$26,325
Reserve for life-contingent contract benefits	12,333	12,549
Contractholder funds	19,139	19,434
Unearned premiums	13,448	13,473
Claim payments outstanding	865	875
Deferred income taxes	725	782
Other liabilities and accrued expenses	7,226	6,639
Long-term debt	6,847	6,350
Separate Accounts	3,314	3,444
Total liabilities	90,012	89,871
Commitments and Contingent Liabilities (Note 12)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 95.2 thousand and 72.2 thousand shares issued and outstanding, $2,380 and $1,805 aggregate liquidation preference	2,303	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 352 million and 355 million shares outstanding	9	9
Additional capital paid-in	3,367	3,313
Retained income	45,031	43,162
Deferred ESOP expense	(3)	(3)
Treasury stock, at cost (548 million and 545 million shares)	(26,280)	(25,982)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	84	85
Other unrealized net capital gains and losses	283	1,981
Unrealized adjustment to DAC, DSI and insurance reserves	(180)	(404)
Total unrealized net capital gains and losses	187	1,662
Unrealized foreign currency translation adjustments	(13)	(9)
Unrecognized pension and other postretirement benefit cost	(1,324)	(1,347)
Total accumulated other comprehensive income (“AOCI”)	(1,150)	306
Total shareholders’ equity	23,277	22,551
Total liabilities and shareholders’ equity	$113,289	$112,422

See notes to condensed consolidated financial statements.

First Quarter 2018 Form 10-Q 3

Condensed Consolidated Financial Statements

The Allstate Corporate and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

($ in millions)	Three months ended March 31,
	2018	2017
	(unaudited)
Preferred stock par value	$—	$—

Preferred stock additional capital paid-in
Balance, beginning of period	1,746	1,746
Preferred stock issuance	557	—
Preferred stock additional capital paid-in	2,303	1,746

Common stock	9	9

Additional capital paid-in
Balance, beginning of period	3,313	3,303
Forward contract on accelerated share repurchase agreement	45	—
Equity incentive plans activity	9	(18)
Balance, end of period	3,367	3,285

Retained income
Balance, beginning of period	43,162	40,678
Cumulative effect of change in accounting principle	1,088	—
Net income	975	695
Dividends on common stock	(165)	(136)
Dividends on preferred stock	(29)	(29)
Balance, end of period	45,031	41,208

Deferred ESOP expense	(3)	(6)

Treasury stock
Balance, beginning of period	(25,982)	(24,741)
Shares acquired	(333)	(249)
Shares reissued under equity incentive plans, net	35	103
Balance, end of period	(26,280)	(24,887)

Accumulated other comprehensive income
Balance, beginning of period	306	(416)
Cumulative effect of change in accounting principle	(910)	—
Change in unrealized net capital gains and losses	(565)	203
Change in unrealized foreign currency translation adjustments	(4)	(3)
Change in unrecognized pension and other postretirement benefit cost	23	19
Balance, end of period	(1,150)	(197)
Total shareholders’ equity	$23,277	$21,158

See notes to condensed consolidated financial statements.

4 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

($ in millions)	Three months ended March 31,
	2018	2017
Cash flows from operating activities	(unaudited)
Net income	$975	$695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	122	119
Realized capital gains and losses	134	(134)
Gain on disposition of operations	(1)	(2)
Interest credited to contractholder funds	161	173
Changes in:
Policy benefits and other insurance reserves	(364)	183
Unearned premiums	(204)	(248)
Deferred policy acquisition costs	10	14
Premium installment receivables, net	(58)	(19)
Reinsurance recoverables, net	(12)	11
Income taxes	181	284
Other operating assets and liabilities	(318)	(219)
Net cash provided by operating activities	626	857
Cash flows from investing activities
Proceeds from sales
Fixed income securities	10,619	7,083
Equity securities	1,138	2,601
Limited partnership interests	53	210
Other investments	76	24
Investment collections
Fixed income securities	583	1,029
Mortgage loans	46	223
Other investments	122	174
Investment purchases
Fixed income securities	(9,789)	(8,800)
Equity securities	(1,535)	(2,383)
Limited partnership interests	(415)	(268)
Mortgage loans	(192)	(86)
Other investments	(330)	(219)
Change in short-term investments, net	(1,533)	1,572
Change in other investments, net	(27)	(10)
Purchases of property and equipment, net	(62)	(74)
Acquisition of operations	(5)	(1,356)
Net cash used in investing activities	(1,251)	(280)
Cash flows from financing activities
Proceeds from issuance of long-term debt	498	—
Proceeds from issuance of preferred stock	558	—
Contractholder fund deposits	253	257
Contractholder fund withdrawals	(492)	(483)
Dividends paid on common stock	(132)	(122)
Dividends paid on preferred stock	(29)	(29)
Treasury stock purchases	(270)	(264)
Shares reissued under equity incentive plans, net	10	67
Other	62	3
Net cash provided by (used in) financing activities	458	(571)
Net (decrease) increase in cash	(167)	6
Cash at beginning of period	617	436
Cash at end of period	$450	$442
See notes to condensed consolidated financial statements.

First Quarter 2018 Form 10-Q 5

Notes to Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1	General
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
The condensed consolidated financial statements and notes as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Adopted accounting standards
Recognition and Measurement of Financial Assets and Financial Liabilities
Effective January 1, 2018, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance requiring equity investments, including equity securities and limited partnership interests not accounted for under the equity method of accounting or that do not result in consolidation to be measured at fair value with changes in fair value recognized in net income. The guidance clarifies that an entity should evaluate the realizability of deferred tax assets related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The Company’s adoption of the new FASB guidance included adoption of the relevant elements of Technical Corrections and Improvements to Financial Instruments, issued in February 2018.
Upon adoption of the new guidance on January 1, 2018, $1.16 billion of pre-tax unrealized net capital gains for equity securities were reclassified from AOCI to retained income. The after-tax change in accounting for equity securities did not affect the Company’s total shareholders’ equity and the unrealized net capital gains reclassified to retained income will never be recognized in net income.
Upon adoption of the new guidance on January 1, 2018, the carrying value of cost method limited partnership interests increased $224 million, pre-tax to fair value. The after-tax cumulative-effect increase in retained income of $177 million increased the Company’s shareholders’ equity but will never be recognized in net income thereby negatively impacting calculations of returns on equity.
Revenue from Contracts with Customers
Effective January 1, 2018, the Company adopted new FASB guidance which revises the criteria for revenue recognition. Insurance contracts are excluded from the scope of the new guidance. The Company’s principal activities impacted by the new guidance are those related to the issuance of protection plans for consumer products and automobiles and service contracts that provide roadside assistance. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs.
Adoption of the guidance on January 1, 2018 under the modified retrospective approach resulted in the recognition of an immaterial after-tax net cumulative effect increase to the beginning balance of retained income. In addition to the net cumulative effect, the Company also recorded in the statement of financial position an increase of approximately $160 million pre-tax in unearned premiums with a corresponding $160 million pre-tax increase in DAC for protection plans sold directly to retailers for which SquareTrade is deemed to be the principal in the transaction. These impacts offset fully and did not impact retained income at the date of adoption.
Presentation of Net Periodic Pension and Postretirement Benefits Costs
Effective January 1, 2018, the Company adopted new FASB guidance requiring identification, on the statement of operations or in disclosures, the line items in which the components of net periodic pension and postretirement benefits costs are presented. The new guidance permits only the service cost component to be eligible for capitalization where applicable. The adoption had no impact on the Company’s results of operations or financial position.
Goodwill Impairment
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment which removes the second step of the goodwill impairment

6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

test that requires a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will be measured and recognized as the amount by which a reporting unit’s carrying value, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. The revised guidance does not affect a reporting entity’s ability to first assess qualitative factors by reporting unit to determine whether to perform the quantitative goodwill impairment test. The guidance is to be applied on a prospective basis, with the effects, if any, recognized in net income in the period of adoption. The Company elected to early adopt the new guidance as of January 1, 2018. The adoption had no impact on the Company’s results of operations or financial position.
Changes to significant accounting policies
Investments
Changes were made to the Company’s Significant Accounting Policies upon adoption of new FASB guidance related to the recognition and measurement of financial assets. Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Equity securities are carried at fair value. Equity securities without readily determinable or estimable fair values are measured using the measurement alternative which is cost less impairment, if any, and adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The periodic change in fair value of equity securities is recognized within realized capital gains and losses on the Condensed Consolidated Statements of Operations effective January 1, 2018.
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. Where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, investments in limited partnership interests purchased prior to January 1, 2018 are accounted for at fair value primarily utilizing the net asset value as a practical expedient (“NAV”) to determine fair value. All other investments in limited partnership interests, including those purchased subsequent to January 1, 2018, are accounted for in accordance with the equity method of accounting (“EMA”).
Investment income from limited partnership interests carried at fair value is recognized based upon the changes in fair value of the investee’s equity primarily determined using NAV. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ earnings. Income from EMA limited partnership interests is generally recognized on a three month delay due to the availability of the related financial statements.
Recognition of Revenue
Revenues related to protection plans, other contracts (primarily finance and insurance products) and roadside assistance are deferred and earned over the term of the contract in a manner that recognizes revenue as obligations under the contracts are performed. Revenues from these products are classified as premiums as the products are backed by insurance. Protection plans and finance and insurance premiums are recognized using a cost-based incurrence method. Roadside assistance premiums are recognized evenly over the term of the contract as performance obligations are fulfilled.
Tax Reform
On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. As a result, the corporate tax rate is not comparable between periods.
Pending accounting standards
Accounting for Leases
In February 2016, the FASB issued guidance revising the accounting for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability for all leases other than those that meet the definition of a short-term lease. The lease liability will be equal to the present value of lease payments. A right-of-use asset will be based on the lease liability adjusted for qualifying initial direct costs. Recognition of the lease liability and right-of-use asset will result in an increase in total assets and liabilities in the Condensed Consolidated Statement of Financial Position. The expense of operating leases under the new guidance will be recognized in the income statement on a straight-line basis by adjusting the amortization of the right-of-use asset to produce a straight-line expense when combined with the interest expense on the lease liability. For finance leases, the expense components are computed separately and produce greater up-front expense compared to operating leases as interest expense on the lease liability is higher in early years and the right-of-use asset is amortized on a straight-line basis. Lease classification will be based on criteria similar to those currently applied. The accounting model for lessors will be similar to the current model with modifications to reflect definition changes for components such as initial direct costs. Lessors will continue to classify leases as operating, direct financing, or sales-type. The guidance is effective for reporting periods beginning after December 15, 2018, using a modified retrospective approach applied at the beginning of the earliest period presented. The FASB has exposed for comment an optional simplified transition approach that would allow application of the transition provisions at the effective date instead of the earliest date presented. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain

First Quarter 2018 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

financial assets measured at amortized cost, including reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance and not as a direct write-down. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is in the process of evaluating the impact of adoption.
Accounting for Hedging Activities
In August 2017, the FASB issued amendments intended to better align hedge accounting with an organization’s risk management activities. The amendments expand hedge accounting for nonfinancial and financial risk components and revise the measurement methodologies to better align with an organization’s risk management activities. Separate presentation of hedge ineffectiveness is eliminated to provide greater transparency of the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments reduce complexity by simplifying the manner in which assessments of hedge effectiveness may be performed. The guidance is effective for reporting periods beginning after December 15, 2018. The presentation and disclosure guidance is effective on a prospective basis. The impact of adoption is not expected to be material to the Company’s results of operations or financial position.
Other revenue presentation
Concurrent with the adoption of new FASB guidance on revenue from contracts with customers and the Company’s objective of providing more information related to revenues for our Services Businesses, the Company revised the presentation of total revenue to include other revenue. Previously, components of other revenue were presented within operating costs and expenses and primarily represent fees collected from policyholders relating to premium installment payments, commissions on sales of non-proprietary products, fee-based services and other revenue transactions. Other revenue is recognized when performance obligations are fulfilled. Prior periods have been reclassified to conform to current separate presentation of other revenue.

Note 2	Earnings per Common Share
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

Computation of basic and diluted earnings per common share
($ in millions, except per share data)	Three months ended March 31,
	2018	2017
Numerator:
Net income	$975	$695
Less: Preferred stock dividends	29	29
Net income applicable to common shareholders (1)	$946	$666

Denominator:
Weighted average common shares outstanding	354.1	365.7
Effect of dilutive potential common shares:
Stock options	4.1	4.2
Restricted stock units (non-participating) and performance stock awards	1.7	1.4
Weighted average common and dilutive potential common shares outstanding	359.9	371.3

Earnings per common share - Basic	$2.67	$1.82
Earnings per common share - Diluted	$2.63	$1.79

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.

8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.

Options to purchase 1.0 million and 2.8 million Allstate common shares, with exercise prices ranging from $86.61 to $102.84 and $67.81 to $81.86, were outstanding for the three-month periods ended March 31, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per common share in those periods.

Note 3	Acquisition
On January 3, 2017, the Company acquired SquareTrade Holding Company, Inc. (“SquareTrade”), a consumer product protection plan provider that distributes through many of America’s major retailers and Europe’s mobile operators, for $1.4 billion in cash. SquareTrade is a provider of consumer electronics and appliance protection plans covering products including TVs, smartphones and computers. This acquisition broadens Allstate’s unique product offerings to better meet consumers’ needs.
In connection with the acquisition, the Company recorded goodwill of $1.10 billion, commissions paid to retailers (reported in deferred policy acquisition costs) of $66 million, other intangible assets (reported in other assets) of $555 million, contractual liability insurance policy premium expenses (reported in other assets) of $205 million, unearned premiums of $389 million and net deferred income tax liability of $138 million. These amounts reflect re-measurement adjustments to the fair value of the opening balance sheet assets and liabilities.
Of the $555 million assigned to other intangible assets, $465 million is attributable to acquired customer relationships. The $555 million assigned to other intangible assets also included $69 million assigned to the SquareTrade trade name which is considered to have an indefinite useful life. The amortization expense of intangible assets for the three months ended March 31, 2018 and 2017 was $21 million and $23 million, respectively.

First Quarter 2018 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Note 4	Reportable Segments

Reportable segments revenue information
($ in millions)	Three months ended March 31,
	2018	2017
Property-Liability
Insurance premiums
Auto	$5,591	$5,388
Homeowners	1,848	1,815
Other personal lines	444	431
Commercial lines	136	125
Allstate Protection	8,019	7,759
Discontinued Lines and Coverages	—	—
Total property-liability insurance premiums	8,019	7,759
Other revenue	174	167
Net investment income	337	308
Realized capital gains and losses	(95)	135
Total Property-Liability	8,435	8,369

Service Businesses
Consumer product protection plans	123	59
Roadside assistance	64	68
Finance and insurance products	80	73
Intersegment premiums and service fees (1)	29	28
Other revenue	16	16
Net investment income	5	3
Realized capital gains and losses	(4)	—
Total Service Businesses	313	247

Allstate Life
Traditional life insurance premiums	146	140
Interest-sensitive life insurance contract charges	181	181
Other revenue	26	27
Net investment income	122	120
Realized capital gains and losses	(3)	1
Total Allstate Life	472	469

Allstate Benefits
Traditional life insurance premiums	9	9
Accident and health insurance premiums	248	232
Interest-sensitive life insurance contract charges	29	28
Net investment income	19	17
Realized capital gains and losses	(2)	—
Total Allstate Benefits	303	286

Allstate Annuities
Fixed annuities contract charges	3	3
Net investment income	290	289
Realized capital gains and losses	(29)	(2)
Total Allstate Annuities	264	290

Corporate and Other
Net investment income	13	11
Realized capital gains and losses	(1)	—

Total Corporate and Other	12	11
Intersegment eliminations (1)	(29)	(28)
Consolidated revenues	$9,770	$9,644
(1) Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in the condensed consolidated financial statements.

10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended March 31,
($ in millions)	2018	2017
Property-Liability
Allstate Protection	$962	$550
Discontinued Lines and Coverages	(3)	(2)
Total underwriting income	959	548
Net investment income	337	308
Income tax expense on operations	(268)	(268)
Realized capital gains and losses, after-tax	(75)	89
Property-Liability net income applicable to common shareholders	953	677

Service Businesses
Adjusted net loss	(5)	(10)
Realized capital gains and losses, after-tax	(3)	—
Amortization of purchased intangible assets, after-tax	(16)	(15)
Service Businesses net loss applicable to common shareholders	(24)	(25)

Allstate Life
Adjusted net income	69	59
Realized capital gains and losses, after-tax	(2)	1
DAC and DSI amortization related to realized capital gains and losses, after-tax	(2)	(3)
Allstate Life net income applicable to common shareholders	65	57

Allstate Benefits
Adjusted net income	28	22
Realized capital gains and losses, after-tax	(2)	—
Allstate Benefits net income applicable to common shareholders	26	22

Allstate Annuities
Adjusted net income	35	29
Realized capital gains and losses, after-tax	(23)	(2)
Valuation changes on embedded derivatives not hedged, after-tax	4	—
Gain on disposition of operations, after-tax	1	2
Allstate Annuities net income applicable to common shareholders	17	29

Corporate and Other
Adjusted net loss	(90)	(81)
Realized capital gains and losses, after-tax	(1)	—
Business combination expenses, after-tax	—	(13)
Corporate and Other net loss applicable to common shareholders	(91)	(94)

Consolidated net income applicable to common shareholders	$946	$666

First Quarter 2018 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Amortized cost, gross unrealized gains and losses and fair value for fixed income securities
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
March 31, 2018
U.S. government and agencies	$3,373	$50	$(17)	$3,406
Municipal	8,404	257	(92)	8,569
Corporate	41,699	763	(611)	41,851
Foreign government	968	21	(10)	979
Asset-backed securities (“ABS”)	1,196	11	(10)	1,197
Residential mortgage-backed securities (“RMBS”)	453	100	(3)	550
Commercial mortgage-backed securities (“CMBS”)	95	6	(2)	99
Redeemable preferred stock	21	2	—	23
Total fixed income securities	$56,209	$1,210	$(745)	$56,674

December 31, 2017
U.S. government and agencies	$3,580	$56	$(20)	$3,616
Municipal	8,053	311	(36)	8,328
Corporate	42,996	1,234	(204)	44,026
Foreign government	1,005	27	(11)	1,021
ABS	1,266	13	(7)	1,272
RMBS	480	101	(3)	578
CMBS	124	6	(2)	128
Redeemable preferred stock	21	2	—	23
Total fixed income securities	$57,525	$1,750	$(283)	$58,992

Scheduled maturities for fixed income securities
($ in millions)	As of March 31, 2018
	Amortized cost	Fair value
Due in one year or less	$4,629	$4,627
Due after one year through five years	28,201	28,199
Due after five years through ten years	16,363	16,220
Due after ten years	5,272	5,782
	54,465	54,828
ABS, RMBS and CMBS	1,744	1,846
Total	$56,209	$56,674
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended March 31,
	2018	2017
Fixed income securities	$508	$518
Equity securities	34	44
Mortgage loans	51	55
Limited partnership interests (1)(2)	180	120
Short-term investments	12	6
Other	66	56
Investment income, before expense	851	799
Investment expense	(65)	(51)
Net investment income	$786	$748

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)	Includes net investment income of $103 million for EMA limited partnership interests and $77 million for limited partnership interests carried at fair value for the three months ended March 31, 2018.

12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Realized capital gains and losses by asset type
($ in millions)	Three months ended March 31,
	2018	2017
Fixed income securities	$(43)	$5
Equity securities	(93)	106
Limited partnership interests	10	40
Derivatives	(8)	(15)
Other	—	(2)
Realized capital gains and losses	$(134)	$134

Realized capital gains and losses by transaction type
($ in millions)	Three months ended March 31,
	2018	2017
Impairment write-downs (1)	$(1)	$(43)
Change in intent write-downs (1)	—	(16)
Net OTTI losses recognized in earnings	(1)	(59)
Sales (1)	(42)	208
Valuation of equity investments (1)	(83)	—
Valuation and settlements of derivative instruments	(8)	(15)
Realized capital gains and losses	$(134)	$134

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

Gross gains of $45 million and gross losses of $87 million were realized on sales of fixed income securities during the three months ended March 31, 2018. Gross gains of $235 million and gross losses of $75 million were realized on sales of fixed income and equity securities during the three months ended March 31, 2017.

Valuation changes included in net income for investments still held as of March 31, 2018
($ in millions)	Three months ended March 31, 2018
Equity securities	$(49)
Limited partnership interests carried at fair value	78
Total valuation changes	$29

OTTI losses by asset type
($ in millions)	Three months ended March 31, 2018			Three months ended March 31, 2017
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$—	$—	$—	$(9)	$3	$(6)
RMBS	—	—	—	(1)	(3)	(4)
CMBS	—	(1)	(1)	(6)	3	(3)
Total fixed income securities	—	(1)	(1)	(16)	3	(13)
Equity securities (1)	—	—	—	(36)	—	(36)
Limited partnership interests (1) (2)	—	—	—	(7)	—	(7)
Other	—	—	—	(3)	—	(3)
OTTI losses	$—	$(1)	$(1)	$(62)	$3	$(59)

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities and limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net income and are no longer included in the table above.

The total amount of OTTI losses included in AOCI at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $202 million and $208 million as of March 31, 2018 and

December 31, 2017, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

First Quarter 2018 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

OTTI losses included in AOCI at the time of impairment for fixed income securities
($ in millions)	March 31, 2018	December 31, 2017
Municipal	$(5)	$(5)
ABS	(12)	(15)
RMBS	(74)	(77)
CMBS	(4)	(4)
Total	$(95)	$(101)

Rollforward of the cumulative credit losses recognized in earnings for fixed income securities held as of
($ in millions)	March 31,
	2018	2017
Beginning balance	$(226)	$(318)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	(8)
Additional credit loss for securities not previously other-than-temporarily impaired	—	(5)
Reduction in credit loss for securities disposed or collected	15	37
Ending balance	$(212)	$(294)
The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an OTTI for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2018		Gains	Losses
Fixed income securities	$56,674	$1,210	$(745)	$465
Short-term investments	3,424	—	—	—
Derivative instruments (1)	2	2	(3)	(1)
EMA limited partnerships (2)				1
Unrealized net capital gains and losses, pre-tax				465
Amounts recognized for:
Insurance reserves (3)				(119)
DAC and DSI (4)				(109)
Amounts recognized				(228)
Deferred income taxes				(50)
Unrealized net capital gains and losses, after-tax				$187

(1)	Included in the fair value of derivative instruments is $2 million classified as liabilities.

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

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2017		Gains	Losses
Fixed income securities	$58,992	$1,750	$(283)	$1,467
Equity securities	6,621	1,172	(12)	1,160
Short-term investments	1,944	—	—	—
Derivative instruments (1)	2	2	(3)	(1)
EMA limited partnerships				1
Unrealized net capital gains and losses, pre-tax				2,627
Amounts recognized for:
Insurance reserves				(315)
DAC and DSI				(196)
Amounts recognized				(511)
Deferred income taxes				(454)
Unrealized net capital gains and losses, after-tax				$1,662
(1) Included in the fair value of derivative instruments is $2 million classified as liabilities.

Change in unrealized net capital gains and losses
($ in millions)	Three months ended March 31, 2018
Fixed income securities	$(1,002)
Equity securities (1)	—
Total	(1,002)
Amounts recognized for:
Insurance reserves	196
DAC and DSI	87
Amounts recognized	283
Deferred income taxes	154
Decrease in unrealized net capital gains and losses, after-tax	$(565)
(1) Upon adoption of the recognition and measurement accounting standard on January 1, 2018, $1.16 billion of pre-tax unrealized net capital gains for equity securities were reclassified from AOCI to retained income.  See Note 1 of the condensed consolidated financial statements.

First Quarter 2018 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Portfolio monitoring
The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be other-than-temporarily impaired.
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

For fixed income securities managed by third parties, either the Company has contractually retained its decision-making authority as it pertains to selling securities that are in an unrealized loss position or it recognizes any unrealized loss at the end of the period through a charge to earnings.
The Company’s portfolio monitoring process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential OTTI using all reasonably available information relevant to the collectability or recovery of the security. Inherent in the Company’s evaluation of OTTI for these securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost.

16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2018
Fixed income securities
U.S. government and agencies	57	$1,514	$(16)	13	$74	$(1)	$(17)
Municipal	2,535	4,626	(74)	160	323	(18)	(92)
Corporate	1,656	22,720	(458)	199	3,006	(153)	(611)
Foreign government	43	531	(9)	4	39	(1)	(10)
ABS	80	541	(6)	7	11	(4)	(10)
RMBS	139	36	(1)	181	43	(2)	(3)
CMBS	—	—	—	6	24	(2)	(2)
Total fixed income securities	4,510	29,968	(564)	570	3,520	(181)	(745)
Investment grade fixed income securities	4,161	$27,020	$(470)	516	$3,284	$(153)	$(623)
Below investment grade fixed income securities	349	2,948	(94)	54	236	(28)	(122)
Total fixed income securities	4,510	$29,968	$(564)	570	$3,520	$(181)	$(745)

December 31, 2017
Fixed income securities
U.S. government and agencies	66	$2,829	$(18)	18	$182	$(2)	$(20)
Municipal	1,756	3,143	(24)	165	349	(12)	(36)
Corporate	781	11,616	(102)	208	3,289	(102)	(204)
Foreign government	45	580	(10)	5	44	(1)	(11)
ABS	57	476	(3)	9	34	(4)	(7)
RMBS	118	35	(1)	181	50	(2)	(3)
CMBS	2	1	—	6	23	(2)	(2)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,826	18,680	(158)	592	3,971	(125)	(283)
Equity securities	127	369	(12)	2	—	—	(12)
Total fixed income and equity securities	2,953	$19,049	$(170)	594	$3,971	$(125)	$(295)
Investment grade fixed income securities	2,706	$17,668	$(134)	535	$3,751	$(98)	$(232)
Below investment grade fixed income securities	120	1,012	(24)	57	220	(27)	(51)
Total fixed income securities	2,826	$18,680	$(158)	592	$3,971	$(125)	$(283)
As of March 31, 2018, $721 million of the $745 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $721 million, $611 million are related to unrealized losses on investment grade fixed income securities. Of the remaining $110 million, $92 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of March 31, 2018, the remaining $24 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost. Investment grade fixed income securities comprising $12 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $24 million, $12 million are related to below investment grade fixed income securities. Of these amounts, $4 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2018.
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

First Quarter 2018 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

overcollateralization and excess spread. Municipal bonds in an unrealized loss position were evaluated based on the underlying credit quality of the primary obligor, obligation type and quality of the underlying assets.
As of March 31, 2018, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of March 31, 2018 and December 31, 2017, the carrying value of EMA limited partnerships totaled $5.77 billion and $5.41 billion, respectively, and limited partnerships carried at fair value as of March 31, 2018, while at cost method as of December 31, 2017, totaled $1.66 billion and $1.33 billion, respectively.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2018.
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

Carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution
($ in millions)	March 31, 2018			December 31, 2017
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$27	$—	$27	$3	$—	$3
1.0 - 1.25	355	—	355	345	—	345
1.26 - 1.50	1,165	30	1,195	1,141	30	1,171
Above 1.50	2,998	100	3,098	2,949	62	3,011
Total non-impaired mortgage loans	$4,545	$130	$4,675	$4,438	$92	$4,530
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

Net carrying value of impaired mortgage loans
($ in millions)	March 31, 2018	December 31, 2017
Impaired mortgage loans with a valuation allowance	$4	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$4
Valuation allowance on impaired mortgage loans	$3	$3
The valuation allowance on impaired loans had no activity for the three months ended March 31, 2018 and 2017. The average balance of impaired loans was $4 million and $5 million for the three months ended March 31, 2018 and 2017, respectively.

Payments on all mortgage loans were current as of March 31, 2018 and December 31, 2017.

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Short-term investments
Short-term investments, including commercial paper, U.S. Treasury bills, money market funds and other short-term investments, are carried at fair value. As of March 31, 2018 and December 31, 2017, the fair value of short-term investments totaled $3.42 billion and $1.94 billion, respectively.
Other investments
Other investments primarily consist of bank loans, policy loans, agent loans, real estate and derivatives.

Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Policy loans are carried at unpaid principal balances. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.

Other investments by asset type
($ in millions)	March 31, 2018	December 31, 2017
Bank loans	$1,681	$1,702
Policy loans	900	905
Real estate	763	632
Agent loans	562	538
Other	186	195
Total	$4,092	$3,972

Note 6	Fair Value of Assets and Liabilities
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

First Quarter 2018 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

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
Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, bank loans, agent loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.
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

•
Separate account assets: Comprise actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access. Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

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

20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a non-recurring basis
Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral less costs to sell. EMA limited partnership interests written-down to fair value in connection with recognizing OTTI losses are generally valued using net asset values.

First Quarter 2018 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. We receive distributions of income and from liquidation of the underlying assets of the investees over the life of these investments, typically 10-12 years. As of March 31, 2018, the Company has commitments to invest $943 million in limited partnership interests valued using NAV.

Assets and liabilities measured at fair value
	As of March 31, 2018
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$2,845	$561	$—		$3,406
Municipal	—	8,473	96		8,569
Corporate - public	—	30,535	77		30,612
Corporate - privately placed	—	11,024	215		11,239
Foreign government	—	979	—		979
ABS - CDO	—	450	10		460
ABS - consumer and other	—	675	62		737
RMBS	—	550	—		550
CMBS	—	72	27		99
Redeemable preferred stock	—	23	—		23
Total fixed income securities	2,845	53,342	487		56,674
Equity securities	6,374	370	242		6,986
Short-term investments	402	3,022	—		3,424
Other investments: Free-standing derivatives	—	117	1	$(15)	103
Separate account assets	3,314	—	—		3,314
Total assets at fair value	$12,935	$56,851	$730	$(15)	$70,501
% of total assets at fair value	18.4%	80.6%	1.0%	—%	100%

Investments reported at NAV					1,663
Total					$72,164

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(262)		$(262)
Other liabilities: Free-standing derivatives	—	(75)	—	$26	(49)
Total liabilities at fair value	$—	$(75)	$(262)	$26	$(311)
% of total liabilities at fair value	—%	24.1%	84.3%	(8.4)%	100%

22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of December 31, 2017
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$3,079	$537	$—		$3,616
Municipal	—	8,227	101		8,328
Corporate - public	—	31,963	108		32,071
Corporate - privately placed	—	11,731	224		11,955
Foreign government	—	1,021	—		1,021
ABS - CDO	—	480	99		579
ABS - consumer and other	—	645	48		693
RMBS	—	578	—		578
CMBS	—	102	26		128
Redeemable preferred stock	—	23	—		23
Total fixed income securities	3,079	55,307	606		58,992
Equity securities	6,032	379	210		6,621
Short-term investments	264	1,660	20		1,944
Other investments: Free-standing derivatives	—	132	1	$(6)	127
Separate account assets	3,444	—	—		3,444
Other assets	—	—	—		—
Total recurring basis assets	12,819	57,478	837	(6)	71,128
Non-recurring basis (1)	—	—	3		3
Total assets at fair value	$12,819	$57,478	$840	$(6)	$71,131
% of total assets at fair value	18.0%	80.8%	1.2%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(286)		$(286)
Other liabilities: Free-standing derivatives	(1)	(83)	—	$14	(70)
Total liabilities at fair value	$(1)	$(83)	$(286)	$14	$(356)
% of total liabilities at fair value	0.3%	23.3%	80.3%	(3.9)%	100%

(1)	Includes $3 million of limited partnership interests written-down to fair value in connection with recognizing OTTI losses.

Quantitative information about the significant unobservable inputs used in level 3 fair value measurements
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(232)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(252)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2018 and December 31, 2017, Level 3 fair value measurements of fixed income securities total $487 million and $606 million, respectively, and include $278 million and $271 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $54 million and $58 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

First Quarter 2018 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Rollforward of level 3 assets and liabilities held at fair value on a recurring basis during the period
		March 31, 2018
	Balance as of December 31, 2017	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$101	$1	$(1)	$—	$(2)
Corporate - public	108	—	(1)	4	(5)
Corporate - privately placed	224	—	(1)	—	(19)
ABS - CDO	99	—	—	—	(89)
ABS - consumer and other	48	—	1	5	—
CMBS	26	—	—	—	—
Total fixed income securities	606	1	(2)	9	(115)
Equity securities	210	3	—	—	—
Short-term investments	20	—	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$837	$4	$(2)	$9	$(115)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(286)	$23	$—	$—	$—
Total recurring Level 3 liabilities	$(286)	$23	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2018
Assets
Fixed income securities:
Municipal	$—	$(2)	$—	$(1)	$96
Corporate - public	—	(26)	—	(3)	77
Corporate - privately placed	13	—	—	(2)	215
ABS - CDO	—	—	—	—	10
ABS - consumer and other	45	(35)	—	(2)	62
CMBS	1	—	—	—	27
Total fixed income securities	59	(63)	—	(8)	487
Equity securities	30	(1)	—	—	242
Short-term investments	25	(45)	—	—	—
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$114	$(109)	$—	$(8)	$730
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$2	$(262)
Total recurring Level 3 liabilities	$—	$—	$(1)	$2	$(262)

(1)
The effect to net income totals $27 million and is reported in the Condensed Consolidated Statements of Operations as follows: $4 million in realized capital gains and losses, $19 million in interest credited to contractholder funds and $4 million in life contract benefits.

(2)	Comprises $1 million of assets.

24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of level 3 assets and liabilities held at fair value on a recurring basis during the period
		March 31, 2017
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

(1)
The effect to net income totals $14 million and is reported in the Condensed Consolidated Statements of Operations as follows: $2 million in realized capital gains and losses, $10 million in net investment income, $(5) million in interest credited to contractholder funds and $7 million in life contract benefits.

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

First Quarter 2018 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

the quarter of transfer are reflected in the Level 3 rollforward table.
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 or 2017.
Transfers into Level 3 during the three months ended March 31, 2018 and 2017 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months ended March 31, 2018 and 2017 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income for level 3 assets and liabilities held as of
($ in millions)	March 31,
	2018	2017
Assets
Equity securities	$2	$10
Free-standing derivatives, net	—	1
Other assets	—	(1)
Total recurring Level 3 assets	$2	$10
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$23	$3
Total recurring Level 3 liabilities	$23	$3
The amounts in the table above represent gains and losses related to valuation changes included in net income for the period of time that the asset or liability was held and determined to be in Level 3. These gains and losses total $25 million for the three months ended March 31, 2018 and are reported as follows: $2 million in realized capital gains and losses, $19 million in interest credited to contractholder funds and $4 million in life contract benefits. These gains and losses total $13 million for the three months ended March 31, 2017 and are reported as follows: $1 million in realized capital gains and losses, $10 million in net investment income, $(5) million in interest credited to contractholder funds and $7 million in life contract benefits.
Financial assets

Carrying values and fair value estimates of financial instruments not carried at fair value as of
($ in millions)	March 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,679	$4,784	$4,534	$4,732
Bank loans	1,681	1,688	1,702	1,704
Agent loans	562	553	538	536
The fair value measurements for mortgage loans, bank loans and agent loans are categorized as Level 3.
Financial liabilities

Carrying values and fair value estimates of financial instruments not carried at fair value as of
($ in millions)	March 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$10,088	$10,597	$10,367	$11,071
Long-term debt	6,847	7,425	6,350	7,199
Liability for collateral	1,037	1,037	1,124	1,124
The fair value measurement is Level 3 for contractholder funds on investment contracts and Level 2 for long-term debt and liability for collateral.

26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 7	Derivative Financial Instruments
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
The Company utilizes several derivative strategies to manage risk in Allstate Life and Allstate Annuities. Asset-liability management is a risk management strategy that is principally employed by Allstate Life and Allstate Annuities to balance the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Credit default swaps are typically used to mitigate the credit risk within the Allstate Life and Allstate Annuities fixed income portfolios. Futures and options are used for hedging the equity exposure contained in equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, the Company uses equity index futures to offset valuation losses in the equity portfolio during periods of declining equity market values. Foreign currency swaps and forwards are primarily used to reduce the foreign currency risk associated with holding foreign currency denominated investments.

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
Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting. For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements, when applicable. With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or

First Quarter 2018 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

non-hedge derivative financial instruments on at least a quarterly basis.

Summary of the volume and fair value positions of derivative instruments as of March 31, 2018
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$16	n/a	$—	$—	$—
Equity and index contracts
Options	Other investments	—	5,991	102	102	—
Financial futures contracts	Other assets	—	1,655	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	253	n/a	(5)	2	(7)
Credit default contracts
Credit default swaps – buying protection	Other investments	149	n/a	(3)	—	(3)
Credit default swaps – selling protection	Other investments	90	n/a	—	—	—
Other contracts
Other contracts	Other assets	3	n/a	—	—	—
Total asset derivatives		$511	7,646	$94	$104	$(10)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	26	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	540	5,990	(36)	10	(46)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	316	n/a	(13)	1	(14)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	215	n/a	(20)	—	(20)
Guaranteed withdrawal benefits	Contractholder funds	266	n/a	(10)	—	(10)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,770	n/a	(232)	—	(232)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	275	n/a	(5)	—	(5)
Credit default swaps – selling protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Subtotal		3,413	5,990	(315)	12	(327)
Total liability derivatives		3,432	5,990	(313)	$14	$(327)
Total derivatives		$3,943	13,636	$(219)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2018
Asset derivatives	$17	$(24)	$9	$2	$—	$2
Liability derivatives	(31)	24	2	(5)	2	(3)

December 31, 2017
Asset derivatives	$8	$(7)	$1	$2	$—	$2
Liability derivatives	(26)	7	7	(12)	3	(9)

(1)	All OTC derivatives are subject to enforceable master netting agreements.

First Quarter 2018 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Summary of the impacts of the foreign currency contracts in cash flow hedging relationships
($ in millions)	Three months ended March 31,
	2018	2017
Loss recognized in OCI on derivatives during the period	$—	$(2)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(1)	—
Amortization of net gains from AOCI related to cash flow hedges is expected to be a gain of $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2018 or 2017.

Gains and losses from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains and losses	Life contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2018
Equity and index contracts	$(2)	$—	$(4)	$(3)	$(9)
Embedded derivative financial instruments	—	4	20	—	24
Foreign currency contracts	(7)	—	—	1	(6)
Credit default contracts	1	—	—	—	1
Total	$(8)	$4	$16	$(2)	$10

Three months ended March 31, 2017
Equity and index contracts	$(7)	$—	$13	$7	$13
Embedded derivative financial instruments	—	7	(4)	—	3
Foreign currency contracts	(7)	—	—	1	(6)
Credit default contracts	(1)	—	—	—	(1)
Total	$(15)	$7	$9	$8	$9
For the three months ended March 31, 2018 and 2017, the Company had no derivatives used in fair value hedging relationships.
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of March 31, 2018, counterparties pledged $8 million in cash to the Company, and the Company pledged $21 million in cash and securities to counterparties which includes $4 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $17 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of March 31, 2018, the Company pledged $15 million in the form of margin deposits.

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	March 31, 2018				December 31, 2017
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	—	$—	$—	$—	1	$18	$1	$—
A+	3	69	8	—	3	90	3	1
Total	3	$69	$8	$—	4	$108	$4	$1

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.

30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

($ in millions)	March 31, 2018	December 31, 2017
Gross liability fair value of contracts containing credit-risk-contingent features	$38	$28
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(33)	(17)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(4)	(6)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$5
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

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2018
Single name
Corporate debt	$—	$—	$10	$5	$15	$—
Index
Corporate debt	1	19	47	13	80	—
Total	$1	$19	$57	$18	$95	$—

December 31, 2017
Single name
Corporate debt	$—	$10	$10	$5	$25	$—
Index
Corporate debt	1	19	45	15	80	1
Total	$1	$29	$55	$20	$105	$1
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

First Quarter 2018 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

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
Because reserves are estimates of unpaid portions of losses that have occurred, including incurred but not reported (“IBNR”) losses, the establishment of appropriate reserves, including reserves for catastrophes and reserves and reinsurance recoverables for the Discontinued Lines and Coverages, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in property and casualty insurance claims and claims expense in the Condensed Consolidated Statements of Operations in the period such changes are determined.
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
Allstate’s reserves for asbestos claims were $866 million and $884 million, net of reinsurance recoverables of $399 million and $412 million, as of March 31, 2018 and December 31, 2017, respectively. Reserves for environmental claims were $162 million and $166 million, net of reinsurance recoverables of $33 million and $33 million, as of March 31, 2018 and December 31, 2017, respectively.

32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Three months ended March 31,
($ in millions)	2018	2017
Balance as of January 1	$26,325	$25,250
Less reinsurance recoverables	6,471	6,184
Net balance as of January 1	19,854	19,066
SquareTrade acquisition as of January 3, 2017	—	17
Incurred claims and claims expense related to:
Current year	5,200	5,513
Prior years	(51)	(97)
Total incurred	5,149	5,416
Claims and claims expense paid related to:
Current year	2,260	2,239
Prior years	3,115	2,815
Total paid	5,375	5,054
Net balance as of March 31	19,628	19,445
Plus reinsurance recoverables	6,487	6,183
Balance as of March 31	$26,115	$25,628
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the period. This expense includes losses from catastrophes of $361 million and $781 million in the three months ended March 31, 2018 and 2017, respectively, net of reinsurance and other recoveries. Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position. During the three months ended March 31, 2018, incurred claims and claims expense included $51 million of prior year reserve reestimates, increasing net income. Prior year reserve reestimates excluding catastrophes is comprised of net decreases in auto reserves of $73 million, due to auto liability coverages development, and net increases primarily related to commercial lines of $18 million. Incurred claims and claims expense includes unfavorable catastrophe loss reestimates of $4 million, net of reinsurance and other recoveries, which include $34 million of unfavorable reestimates related to homeowners and $30 million of favorable reestimates, primarily related to auto.

Note 9	Reinsurance

Effects of reinsurance ceded on property and casualty premiums earned and life premiums and contract charges
($ in millions)	Three months ended March 31,
	2018	2017
Property and casualty insurance premiums earned	$(239)	$(246)
Life premiums and contract charges	(72)	(75)

Effects of reinsurance ceded on property and casualty insurance claims and claims expense, life contract benefits and interest credited to contractholder funds
($ in millions)	Three months ended March 31,
	2018	2017
Property and casualty insurance claims and claims expense	$(187)	$(131)
Life contract benefits	(49)	(47)
Interest credited to contractholder funds	(4)	(5)

Note 10	Capital Structure
Debt On March 29, 2018, the Company issued $250 million of Floating Rate Senior Notes due 2021 (“2021 Senior Notes”) and $250 million of Floating Rate Senior Notes due 2023 (“2023 Senior Notes” and, together with the 2021 Senior Notes, the “Senior Notes”). The 2021 Senior Notes bear interest at a floating rate equal to three-month LIBOR, reset quarterly on each interest reset date, plus 0.43% per year and the 2023 Senior Notes bear interest at a floating rate equal to three-month LIBOR, reset quarterly on each interest reset date, plus 0.63% per year.  The Company will pay interest on the Senior Notes quarterly in arrears on March 29, June 29, September 29 and December 29 of each year, beginning on June 29, 2018.  The 2021 Senior Notes will mature on March 29, 2021, and the 2023 Senior Notes

First Quarter 2018 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

will mature on March 29, 2023. The Senior Notes will not be redeemable prior to the applicable maturity dates.
Preferred stock On March 29, 2018, the Company issued 23,000 shares of 5.625% Fixed Rate Noncumulative Perpetual Preferred Stock, Series G, with a $1.00 par value per share and a liquidation preference of $25,000 per share, for gross proceeds of $575 million. The preferred stock is perpetual and has no maturity date. The preferred stock is redeemable at the Company’s option in whole or in part, on or after April 15, 2023 at a redemption price of $25,000 per share, plus declared and unpaid dividends. Prior to April 15, 2023, the preferred stock is redeemable at the Company’s option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,000 per share, plus declared and unpaid dividends.
The proceeds of Senior Notes and Preferred Stock issuances will be used for general corporate purposes,

including the redemption, repayment or repurchase of certain preferred stock or debt.
On April 30, 2018, the Company filed a universal shelf registration statement with the Securities and Exchange Commission that expires in 2021. The registration statement covers an unspecified amount of securities and can be used to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.
Redemption of Debentures On April 13, 2018, the Company called for the redemption of its $224 million Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures (the “Subordinated Debentures”). The Subordinated Debentures will be redeemed on May 13, 2018 at a redemption price equal to 100% of the outstanding principal of $224 million plus accrued and unpaid interest of $2 million.

Note 11	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee severance and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses and settlements incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $22 million and $10 million during the three months ended March 31, 2018 and 2017, respectively. Restructuring expenses in 2018 primarily related to realignment of certain employees to centralized talent centers as well as legal expenses and settlements.

Changes in the restructuring liability
($ in millions)	Employee costs	Exit costs	Total liability
Balance as of December 31, 2017	$15	$30	$45
Expense incurred (1)	13	6	19
Adjustments to liability	—	(1)	(1)
Payments applied against liability	—	(3)	(3)
Balance as of March 31, 2018	$28	$32	$60

(1)	Certain expenses are expensed as incurred and are not included as part of changes in the restructuring liability. During the three months ended March 31, 2018, these expenses totaled $3 million.
The payments applied against the liability for employee costs primarily reflect severance costs, and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

As of March 31, 2018, the cumulative amount incurred to date for active programs totaled $113 million for employee costs and $109 million for exit costs.

Note 12	Guarantees and Contingent Liabilities
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
Guarantees
Related to the sale of Lincoln Benefit Life Company (“LBL”) on April 1, 2014, ALIC agreed to indemnify Resolution Life Holdings, Inc. in connection with certain representations, warranties and covenants of ALIC, and certain liabilities specifically excluded from the transaction, subject to specific contractual limitations regarding ALIC’s maximum obligation.

First Quarter 2018 Form 10-Q 34

Notes to Condensed Consolidated Financial Statements

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
The aggregate liability balance related to all guarantees was not material as of March 31, 2018.
Regulation and compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, prescribe rules or guidelines on how affiliates compete in the marketplace, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, and otherwise expand overall regulation of insurance products and the insurance industry. In addition, the Company is subject to laws and regulations administered and enforced by federal agencies, international agencies, and other organizations, including but not limited to the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Department of Labor, the U.S. Equal Employment Opportunity Commission, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
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

First Quarter 2018 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $150 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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

36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material effect on the financial position of the Company.
Claims related proceedings The case of Jack Jimenez, et al. v. Allstate Insurance Company was filed in the U.S. District Court for the Central District of California in September 2010. Plaintiffs allege off-the-clock wage and hour claims and other California Labor Code violations resulting from purported unpaid overtime. Plaintiffs seek recovery of unpaid compensation, liquidated damages, penalties, and attorneys’ fees and costs. The court certified a class that includes all adjusters in the state of California, except auto field adjusters, from September 29, 2006 to final judgment. Allstate’s appeals to the Ninth Circuit Court of Appeals and then to the U.S. Supreme Court did not result in decertification. No trial date is calendared.
The case of Maria Victoria Perez and Kaela Brown, et al. v. Allstate Insurance Company was filed in the U.S. District Court for the Eastern District of New York in April 2011. Plaintiffs allege that no-fault claim adjusters have been improperly classified as exempt employees under New York Labor Law and the Fair Labor Standards Act. Plaintiffs seek unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees. On September 16, 2014, the court certified a class of no-fault adjusters under New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. The parties have concluded discovery and the court scheduled a jury trial on June 25, 2018.
Other proceedings The Company is defending a consolidated proceeding relating to the reorganization of its agent sales force in 2000, when the Company discontinued employee agent programs, terminated the contracts of its employee agents, and offered those agents the opportunity to become Allstate Exclusive Agent independent contractors or to take severance benefits in exchange for a release of claims. The consolidated proceeding, captioned Gene Romero, et al. v. Allstate Insurance Company, et al., is pending in the United States District Court for the Eastern District of Pennsylvania. The consolidated proceeding includes three separate cases filed in August 2001, December 2001, and December 2003.
The Court opted to resolve these proceedings in 4 phases. Phases 1, 2 and 3 are complete although the Company awaits final disposition in Phase 1. On January 30, 2018, the court decided two summary judgment motions filed by Allstate with respect to the Phase 4 claims. The court (i) granted summary judgment in Allstate’s favor on the claims by twenty-seven Phase 4 plaintiffs alleging that Allstate improperly retaliated against them by filing counterclaims to their original complaint; and (ii) declined to decide whether the remaining Phase 4 plaintiffs’ age discrimination (disparate treatment) claims should be dismissed due to their failure to exhaust administrative remedies.

In March 2018, the Company reached agreements to settle the claims of additional plaintiffs on a confidential basis, subject to negotiating and executing appropriate written settlement agreements, resulting in a total of 457 individual settlements to date. As a result of these settlements, plus several voluntary and involuntary dismissals of individual plaintiffs’ claims, there are 36 individual plaintiffs with claims remaining in the litigation. On April 11, 2018, the Company filed a motion for summary judgment as to the state law breach of contract and breach of fiduciary duty claims for fourteen of the remaining plaintiffs asserting that those claims are barred by statutes of limitations.
The court has established a Phase 4 schedule contemplating resolving this matter through trial, if necessary, by the end of 2018. The court has yet to decide the proper venue for such trials. The final resolution of these matters is subject to various uncertainties and complexities including how trials, post-trial motions, possible appeals with respect to the validity of the release, and any rulings on the merits will be resolved.
The two shareholder derivative actions described below are disclosed pursuant to SEC disclosure requirements for these types of matters, and the putative class action has been disclosed because these matters involve similar allegations.
In Biefeldt v. Wilson, et al., a plaintiff alleging to be a stockholder in the Company filed a shareholder derivative complaint in the Circuit Court for Cook County, Illinois, Chancery Division on August 3, 2017. The plaintiff seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint alleges breaches of fiduciary duty based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. The complaint names as defendants the Company’s chairman and chief executive officer, its former president, its former chief financial officer, who is now the Company’s vice chairman, and the members of the board of directors during the relevant period. The defendants’ motion to dismiss the complaint is scheduled to be heard on May 8, 2018.
In IBEW Local No. 98 Pension Fund v. Wilson, et al., another plaintiff alleging to be a stockholder in the Company filed a shareholder derivative complaint in the Circuit Court for Cook County, Illinois, Chancery Division on April 12, 2018. The plaintiff seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint alleges breaches of fiduciary duty based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. The complaint also includes allegations concerning the exercise of stock options by the Company’s chairman and several other members of our board of directors during the relevant period.  The complaint names as defendants the Company’s chairman and chief executive officer, its former president and the members of the board of directors during the relevant period.

First Quarter 2018 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

In re The Allstate Corp. Securities Litigation is a putative class action filed in November 2016 in the United States District Court for the Northern District of Illinois against the Company and several of its officers asserting claims under the federal securities laws. Plaintiffs seek an unspecified amount of damages, costs, attorney’s fees, and such other relief as the court deems appropriate. Plaintiffs allege that the Company and certain senior officers made allegedly material misstatements or omissions concerning claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance.

Plaintiffs’ further allege that a senior officer engaged in stock option exercises and sales during that time allegedly while in possession of nonpublic information about claim frequency. The Company, its chairman and chief executive officer and its former president are the named defendants. Defendants answered the complaint, disputing plaintiffs’ allegations that there was any misstatement or omission or other misconduct, after the court denied their motion to dismiss on February 27, 2018.

Note 13	Benefit Plans

Components of net periodic cost for pension and postretirement benefit plans
	Three months ended March 31,
($ in millions)	2018	2017
Pension benefits
Service cost	$28	$29
Interest cost	60	66
Expected return on plan assets	(105)	(102)
Amortization of:
Prior service credit	(14)	(14)
Net actuarial loss	44	47
Settlement loss	7	8
Net periodic pension cost	$20	$34

Postretirement benefits
Service cost	$2	$2
Interest cost	3	4
Amortization of:
Prior service credit	(5)	(6)
Net actuarial gain	(6)	(6)
Net periodic postretirement credit	$(6)	$(6)

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $18 million and $5 million related to mergers and exchanges completed with equity and fixed income securities, and modifications of certain mortgage loans and other investments for the three months ended March 31, 2018 and 2017, respectively. Non-cash financing activities include $27 million and $40 million related to the issuance of Allstate common shares for vested equity awards for the three months ended March 31, 2018 and 2017, respectively.
Liabilities for collateral received in conjunction with the Company’s securities lending program and over-the-counter and cleared derivatives are reported in other liabilities and accrued expenses or other investments.

38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

($ in millions)	Three months ended March 31,
	2018	2017
Net change in proceeds managed
Net change in fixed income securities	$32	$(17)
Net change in short-term investments	55	(26)
Operating cash flow provided (used)	$87	$(43)

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,124)	$(1,129)
Liabilities for collateral, end of period	(1,037)	(1,172)
Operating cash flow (used) provided	$(87)	$43

Note 15	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended March 31,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(740)	$155	$(585)	$444	$(155)	$289
Less: reclassification adjustment of realized capital gains and losses	(25)	5	(20)	132	(46)	86
Unrealized net capital gains and losses	(715)	150	(565)	312	(109)	203
Unrealized foreign currency translation adjustments	(5)	1	(4)	(5)	2	(3)
Unrecognized pension and other postretirement benefit cost arising during the period	3	(1)	2	—	—	—
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(26)	5	(21)	(29)	10	(19)
Unrecognized pension and other postretirement benefit cost	29	(6)	23	29	(10)	19
Other comprehensive (loss) income	$(691)	$145	$(546)	$336	$(117)	$219

First Quarter 2018 Form 10-Q 39

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2018, the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2018 and 2017 and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
Basis for Review Results
These condensed consolidated financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of the condensed consolidated financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Emphasis of a Matter
As discussed in Note 1 to the condensed consolidated financial statements, the Company changed its presentation and method of accounting for the recognition and measurement of financial assets and financial liabilities due to an adopted accounting standard.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
May 1, 2018

40 www.allstate.com

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three-Month Periods Ended March 31, 2018 and 2017
Overview
To achieve its goals in 2018, Allstate is focused on the following priorities:

• Better serve customers
• Achieve target economic returns on capital
• Grow customer base
• Proactively manage investments
• Build long-term growth platforms
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation annual report on Form 10-K for 2017. Further analysis of our insurance segments is provided in the Property-Liability Operations and Segment Results sections, including Allstate Protection, Service Businesses, Allstate Life, Allstate Benefits, and Allstate Annuities, of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which the chief operating decision maker reviews financial performance and makes decisions about the allocation of resources.

Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Discontinued Lines and Coverages segments and adjusted net income for the Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other segments.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. Underwriting income is reconciled to net income applicable to common shareholders in the Property-Liability Operations section of Management’s Discussion and Analysis (“MD&A”).
Adjusted net income is net income applicable to common shareholders, excluding:

•  Realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in adjusted net income

• Valuation changes on embedded derivatives not hedged, after-tax
• Amortization of DAC and deferred sales inducement costs (“DSI”), to the extent they resulted from the recognition of certain realized capital gains and losses or valuation changes on embedded derivatives not hedged, after-tax

• Business combination expenses and the amortization of purchased intangible assets, after-tax
• Gain (loss) on disposition of operations, after-tax
• Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years

Adjusted net income is reconciled to net income applicable to common shareholders in the Service Businesses, Allstate Life, Allstate Benefits and Allstate Annuities Segment sections of MD&A.

First Quarter 2018 Form 10-Q 41

Highlights

Consolidated Net Income
($ in millions)

First quarter 2018 vs. 2017 - Increase was primarily due to lower catastrophe losses, higher Allstate Protection insurance premiums, lower claim frequency, a lower effective tax rate from the Tax Legislation and higher net investment income, partially offset by net realized capital losses compared to net realized capital gains in the prior period. The Property-Liability combined ratio was 88.0 compared to 92.9.

Total Revenue
($ in billions)

First quarter 2018 vs. 2017 - Increase was primarily due to higher Allstate Protection insurance premiums and higher net investment income, partially offset by net realized capital losses compared to net realized capital gains in the prior period.

Net Investment Income
($ in millions)

First quarter 2018 vs. 2017 - The increase benefited from performance-based investment results, primarily from limited partnerships, partially offset by lower market-based portfolio income and higher expenses.

Segment Highlights
Allstate Protection underwriting income totaled $962 million in the first quarter of 2018, a 74.9% increase from $550 million in the first quarter of 2017, primarily due to lower catastrophe losses, increased premiums earned and lower claim frequency, partially offset by higher operating costs and expenses, higher claim severity and lower favorable prior year reserve reestimates. Premiums written increased 5.0% to $7.84 billion.
Service Businesses adjusted net loss was $5 million in the first quarter of 2018 compared to $10 million in the first quarter of 2017. The improvement was primarily due to improved loss experience at SquareTrade, partially offset by investments in research and business expansion at Arity. Total revenues increased 26.7% to $313 million. Net investment income increased 66.7% to $5 million.
Allstate Life adjusted net income was $69 million in the first quarter of 2018 compared to $59 million in the first quarter of 2017. The increase was primarily due to a lower effective tax rate from the Tax Legislation and higher premiums and contract charges, partially offset by higher contract benefits. Premiums and contract charges increased 1.9% to $327 million.
Allstate Benefits adjusted net income was $28 million in the first quarter of 2018 compared to $22 million in the first quarter of 2017. The increase was primarily due to higher premiums and contract charges, partially offset by higher contract benefits. Premiums and contract charges increased 6.3% to $286 million.
Allstate Annuities adjusted net income was $35 million in 2018 compared to $29 million in 2017. The increase was primarily due to lower interest credited to contractholder funds and a lower effective tax rate from the Tax Legislation, partially offset by higher contract benefits. Net investment income increased 0.3% to $290 million.

42 www.allstate.com

Financial Highlights
Tax Reform On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. The decrease in the effective tax rate will impact the comparative trends.
We anticipate utilizing a portion of the benefits from the Tax Legislation for the following initiatives:

•	Accelerate growth initiatives

•	Further enhance our employee value proposition

•	Improve local communities

•	Increase our target quarterly dividend per common share
The expenses associated with these initiatives will occur throughout 2018 and certain costs will reoccur in future periods.
Investment in our people In the first quarter of 2018, employees received either $1,000 or $2,000 of Choice Dollars (“Choice Dollars”) following a reduction in the federal tax rate, which could be taken as a cash bonus or contributed to a 401(k) or health savings account. $43 million was recorded as an expense with $21 million recorded in claims and claim expense and $22 million recorded in other costs and expenses. We expect these costs to reoccur as a component of our compensation costs in future years.
Investments totaled $83.29 billion as of March 31, 2018, increasing from $82.80 billion as of December 31, 2017.
Shareholders’ equity As of March 31, 2018, shareholders’ equity was $23.28 billion. This total included $3.86 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $58.64 as of March 31, 2018, an increase of 11.9% from $52.41 as of March 31, 2017, and an increase of 1.8% from $57.58 as of December 31, 2017.
Return on average common shareholders’ equity For the twelve months ended March 31, 2018, return on the average of beginning and ending period common shareholders’ equity of 16.6% increased by 5.0 points from 11.6% for the twelve months ended March 31, 2017.

Adopted Accounting Standards
Recognition and Measurement of Financial Assets and Financial Liabilities (“recognition and measurement accounting standard”) Beginning January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in realized capital gains and losses.
Limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income. See the Investments section of this Item for further details related to the adoption.
Revenue from Contracts with Customers Beginning January 1, 2018, we adopted the revenue from contracts with customers accounting standard, which revises the criteria for revenue recognition and impacted the Service Businesses segment by increasing deferred revenue by approximately $160 million with a corresponding increase in DAC for protection plans that are sold directly to retailers. The anticipated impacts of these adjustments offset and will not impact net income, but will impact premiums and DAC comparability trends as they are recognized over the life of the policy.
See Note 1 of the condensed consolidated financial statements for additional details on the adopted accounting standards.
Other revenue presentation
Concurrent with the adoption of the Financial Accounting Standards Board’s (“FASB”) standard on revenue from contracts with customers and our objective of providing more information related to revenues for our Services Businesses, we revised the presentation of total revenue to include other revenue. Previously, components of other revenue were presented within operating costs and expenses and primarily represent fees collected from policyholders relating to premium installment payments, commissions on sales of non-proprietary products, fee-based services and other revenue transactions. Other revenue is recognized when performance obligations are fulfilled. Prior periods have been reclassified to conform to current separate presentation of other revenue.

First Quarter 2018 Form 10-Q 43

Consolidated Net Income
	Three months ended March 31,
($ in millions)	2018	2017
Revenues
Property-liability insurance premiums	$8,286	$7,959
Life and annuity premiums and contract charges	616	593
Other revenue	216	210
Net investment income (1)	786	748
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	—	(62)
OTTI losses reclassified (from) to other comprehensive income	(1)	3
Net OTTI losses recognized in earnings	(1)	(59)
Sales and valuation changes on equity investments and derivatives	(133)	193
Total realized capital gains and losses (2)	(134)	134
Total revenues	9,770	9,644

Costs and expenses
Property and casualty insurance claims and claims expense	(5,149)	(5,416)
Life contract benefits	(504)	(474)
Interest credited to contractholder funds	(161)	(173)
Amortization of deferred policy acquisition costs	(1,273)	(1,169)
Operating costs and expenses	(1,355)	(1,307)
Restructuring and related charges	(22)	(10)
Interest expense	(83)	(85)
Total costs and expenses	(8,547)	(8,634)

Gain on disposition of operations	1	2
Income tax expense (3)	(249)	(317)
Net income	975	695

Preferred stock dividends	(29)	(29)
Net income applicable to common shareholders	$946	$666

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation changes on equity investments. See the Investments section of this Item and Note 1 of the condensed consolidated financial statements for further details related to the adoption.

(3)	Beginning January 1, 2018, the Tax Legislation reduced the U.S. corporate income tax rate from 35% to 21%.

44 www.allstate.com

Property-Liability Operations

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
The table below includes GAAP operating ratios we use to measure our profitability. We believe that they enhance an investor’s understanding of our profitability. They are calculated as follows:

•	Loss ratio: the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.

•	Expense ratio: the ratio of amortization of DAC, operating costs and expenses and restructuring and related charges, less other revenue to premiums earned.

•
Combined ratio: the ratio of claims and claims expense, amortization of DAC, operating costs and expenses, and restructuring and related charges, less other revenue to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned, or underwriting margin.

We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between fiscal periods.

•
Effect of catastrophe losses on combined ratio: the ratio of catastrophe losses included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates of catastrophe losses.

•
Effect of prior year reserve reestimates on combined ratio: the ratio of prior year reserve reestimates included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates of catastrophe losses.

•
Effect of amortization of purchased intangible assets on combined ratio: the ratio of amortization of purchased intangible assets to premiums earned. Amortization of purchased intangible assets is reported in operating costs and expenses on the Condensed Consolidated Statements of Operations.

•	Effect of restructuring and related charges on combined ratio: the ratio of restructuring and related charges to premiums earned.

•
Effect of Discontinued Lines and Coverages on combined ratio: the ratio of claims and claims expense and operating costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio is equal to the Property-Liability combined ratio.

First Quarter 2018 Form 10-Q 45

Property-Liability Operations

Summarized financial data
	Three months ended March 31,
($ in millions, except ratios)	2018	2017
Premiums written	$7,844	$7,469

Revenues
Premiums earned	$8,019	$7,759
Other revenue	174	167
Net investment income	337	308
Realized capital gains and losses	(95)	135
Total revenues	8,435	8,369

Costs and expenses
Claims and claims expense	(5,058)	(5,328)
Amortization of DAC	(1,088)	(1,022)
Operating costs and expenses	(1,067)	(1,018)
Restructuring and related charges	(21)	(10)
Total costs and expenses	(7,234)	(7,378)

Income tax expense	(248)	(314)
Net income applicable to common shareholders	$953	$677

Underwriting income	$959	$548
Net investment income	337	308
Income tax expense on operations	(268)	(268)
Realized capital gains and losses, after-tax	(75)	89
Net income applicable to common shareholders	$953	$677

Catastrophe losses (1)	$361	$781

GAAP operating ratios
Claims and claims expense ratio	63.0	68.6
Expense ratio	25.0	24.3
Combined ratio	88.0	92.9
Effect of catastrophe losses on combined ratio	4.5	10.1
Effect of prior year reserve reestimates on combined ratio	(0.7)	(1.3)
Effect of restructuring and related charges on combined ratio	0.3	0.1
Effect of Discontinued Lines and Coverages on combined ratio	—	—

(1)	Prior year reserve reestimates included in catastrophe losses totaled $4 million unfavorable in both the three months ended March 31, 2018 and 2017.

46 www.allstate.com

Property-Liability Operations

Net investment income increased 9.4% or $29 million to $337 million in the first quarter of 2018 from $308 million in the first quarter of 2017, and benefited from performance-based investment results, primarily from limited partnerships and an increase in average investment balances.

Net investment income
	Three months ended March 31,
($ in millions)	2018	2017
Fixed income securities	$227	$223
Equity securities	26	29
Mortgage loans	4	3
Limited partnership interests (1)	84	55
Short-term investments	6	4
Other	29	22
Investment income, before expense	376	336
Investment expense (2) (3)	(39)	(28)
Net investment income	$337	$308

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Investment expense includes $13 million and $6 million of investee level expenses in the first quarter of 2018 and 2017, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(3)
Investment expense includes $2 million and $1 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the first quarter of 2018 and 2017, respectively.

Realized capital gains and losses in the first quarter of 2018 primarily related to declines in the valuation of equity investments and net realized capital losses on sales.

Realized capital gains and losses
($ in millions)	Three months ended March 31,
	2018	2017
Impairment write-downs (1)	$—	$(22)
Change in intent write-downs (1)	—	(13)
Net OTTI losses recognized in earnings	—	(35)
Sales (1)	(35)	180
Valuation of equity investments (1) (2)	(55)	—
Valuation and settlements of derivative instruments	(5)	(10)
Realized capital gains and losses, pre-tax	(95)	135
Income tax benefit (expense)	20	(46)
Realized capital gains and losses, after-tax	$(75)	$89

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

(2)
Includes $62 million of declines in the valuation of equity investments and $7 million of appreciation related to certain limited partnerships where the underlying assets primarily consist of public equity securities.

First Quarter 2018 Form 10-Q 47

Segment Results Allstate Protection

Allstate Protection Segment

Underwriting results
	Three months ended March 31,
($ in millions)	2018	2017
Premiums written	$7,844	$7,469
Premiums earned	$8,019	$7,759
Other revenue	174	167
Claims and claims expense	(5,055)	(5,326)
Amortization of DAC	(1,088)	(1,022)
Other costs and expenses	(1,067)	(1,018)
Restructuring and related charges	(21)	(10)
Underwriting income	$962	$550
Catastrophe losses	$361	$781

Underwriting income (loss) by line of business
Auto	$584	$447
Homeowners	334	72
Other personal lines (1)	45	25
Commercial lines	(7)	(4)
Other business lines (2)	8	11
Answer Financial	(2)	(1)
Underwriting income	$962	$550

(1)	Other personal lines include renter, condominium, landlord and other personal lines products.

(2)
Other business lines primarily include Ivantage, a general agency for Allstate exclusive agencies. Ivantage provides agencies a solution for their customers when coverage through Allstate brand underwritten products is not available.

Changes in underwriting results from prior year by component and by line of business (1)
	Three months ended March 31,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Underwriting income (loss) - prior period	$447	$18	$72	$107	$25	$17	$(4)	$(28)	$550	$125
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	203	168	33	5	13	10	11	(4)	260	179
Increase (decrease) other revenue	5	(1)	—	—	2	(1)	(1)	1	7	1
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(36)	149	(47)	(32)	(25)	(1)	4	5	(104)	121
Catastrophe losses, excluding reserve reestimates	51	63	344	(21)	23	11	2	—	420	53
Non-catastrophe reserve reestimates	(6)	86	(25)	23	6	4	(20)	16	(45)	129
Catastrophe reserve reestimates	20	5	(31)	(6)	9	(8)	2	2	—	(7)
Losses subtotal	29	303	241	(36)	13	6	(12)	23	271	296
(Increase) decrease expenses	(100)	(41)	(12)	(4)	(8)	(7)	(1)	4	(126)	(51)
Underwriting income (loss)	$584	$447	$334	$72	$45	$25	$(7)	$(4)	$962	$550

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.

(2)
Includes other business lines underwriting income of $8 million and $11 million in the first quarter of 2018 and 2017, respectively. Includes Answer Financial underwriting loss of $2 million and $1 million in the first quarter of 2018 and 2017, respectively.

48 www.allstate.com

Allstate Protection Segment Results

Underwriting income totaled $962 million in the first quarter of 2018 compared to $550 million in the first quarter of 2017. The increase was primarily due to lower catastrophe losses, increased premiums earned and lower claim frequency, partially offset by higher operating costs and expenses, higher claim severity and lower favorable prior year reserve reestimates.
Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
Premiums written	2018	2017
Auto	$5,739	$5,446
Homeowners	1,572	1,510
Other personal lines	396	390
Subtotal – Personal lines	7,707	7,346
Commercial lines	137	123
Total premiums written	$7,844	$7,469
Reconciliation of premiums written to premiums earned:
Decrease in unearned premiums	209	298
Other	(34)	(8)
Total premiums earned	$8,019	$7,759

Auto	$5,591	$5,388
Homeowners	1,848	1,815
Other personal lines	444	431
Subtotal – Personal lines	7,883	7,634
Commercial lines	136	125
Total	$8,019	$7,759

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended March 31,
Auto	64.4	67.3	25.2	24.4	89.6	91.7
Homeowners	58.1	72.4	23.8	23.6	81.9	96.0
Other Personal lines	61.7	66.6	28.2	27.6	89.9	94.2
Commercial lines	79.4	76.8	25.7	26.4	105.1	103.2
Total	63.0	68.6	25.0	24.3	88.0	92.9

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended March 31,
Auto	64.4	67.3	0.1	1.4	(1.8)	(1.6)	(0.5)	(0.1)
Homeowners	58.1	72.4	17.7	35.2	1.7	(1.3)	1.8	0.2
Other Personal lines	61.7	66.6	6.6	14.1	(1.4)	2.1	(0.5)	1.6
Commercial lines	79.4	76.8	2.2	5.6	14.7	1.6	(0.7)	0.8
Total	63.0	68.6	4.5	10.1	(0.7)	(1.3)	—	—

First Quarter 2018 Form 10-Q 49

Segment Results Allstate Protection

Catastrophe losses were $361 million in the first quarter of 2018 compared to $781 million in the first quarter of 2017. Catastrophe losses in first quarter 2017 were impacted by higher than historical first quarter catastrophe losses.
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
Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes through reinsurance and underwriting guidelines, limited by our participation in various state facilities.
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

Catastrophe losses by the size of event
	Three months ended March 31, 2018
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	1	9.1	122	33.8	1.5	122
$50 million to $100 million	2	18.2	152	42.1	1.9	76
Less than $50 million	8	72.7	83	23.0	1.1	10
Total	11	100.0%	357	98.9	4.5	32
Prior year reserve reestimates			4	1.1	—
Total catastrophe losses			$361	100.0%	4.5

Catastrophe losses by the type of event
	Three months ended March 31,
($ in millions)	Number of events	2018	Number of events	2017
Hurricanes/Tropical storms	—	$—	—	$—
Tornadoes	—	—	2	53
Wind/Hail	9	255	23	703
Wildfires	—	—	1	1
Other events	2	102	2	20
Prior year reserve reestimates		4		4
Total catastrophe losses	11	$361	28	$781
Catastrophe reinsurance Our catastrophe reinsurance program supports our goal to have no more than a 1% likelihood of exceeding average annual aggregate catastrophe losses by $2 billion, net of reinsurance, from hurricanes and earthquakes, based on modeled assumptions and applications currently used. Except for the Florida component of the program and the Aggregate Excess Catastrophe Reinsurance Contract - Automobile - Florida and Southeast States that are expected to be placed in the second quarter of 2018, we have substantially completed the placement of our 2018 catastrophe reinsurance program.
Similar to our 2017 program, our 2018 program includes coverage for losses to personal lines property and automobile arising out of multiple perils, in addition to hurricanes and earthquakes, in all agreements, except for two agreements placed in the insurance linked securities (“ILS”) market, forming part of our nationwide reinsurance program, and the Kentucky agreement.
The June 1, 2018 nationwide reinsurance program, excluding New Jersey and property business in the state of Florida where separate reinsurance agreements address the distinct needs of our separately capitalized legal entities in these states, provides $4.5 billion of reinsurance limits, less a $500 million retention, subject to the percentage of reinsurance placed in each of its nine layers. The nationwide reinsurance program includes reinsurance agreements with both the traditional and ILS markets as described below:

50 www.allstate.com

Allstate Protection Segment Results

The traditional market placement provides limits totaling $2.6 billion for losses arising out of multiple perils and is comprised of $2.1 billion of limits with one annual reinstatement of limits; $439 million of limits with one reinstatement of limits over a seven year term; and $69 million of limits not subject to reinstatement.
ILS placements provide $1.2 billion of limits, with no reinstatement of the limits, and are comprised of a $305 million placement reinsuring losses in certain states caused by hurricanes, earthquakes and fire following earthquakes with amounts payable based on insured industry losses and further adjusted to account for our exposures in reinsured areas; $375 million placement reinsuring losses in all states except Florida and New Jersey caused by named storms, earthquakes and fire following earthquakes, severe thunderstorms, winter storms, volcanic eruptions, and meteorite impacts; and a $500 million placement reinsuring losses in all states except Florida and New Jersey caused by named storms, earthquakes and fire following earthquakes, severe weather, wildfires, and other naturally occurring or man-made events determined to be a catastrophe by the Company. The $500 million placement also provides coverage on two or more events that can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limit. Recoveries are limited to our ultimate net loss from the reinsured event.

The New Jersey agreement comprises three contracts that reinsure personal lines property and automobile catastrophe losses caused by multiple perils in New Jersey and provides 95% of $400 million of limits excess of provisional retentions of approximately $144 million. Each contract includes one annual reinstatement of limits.
The Kentucky Earthquake agreement comprises a three-year term contract that reinsures personal lines property losses caused by earthquakes and fire following earthquakes in Kentucky and provides $28 million of limits in excess of a $2 million retention.
The total cost of our property catastrophe reinsurance programs during the first quarter of 2018 and 2017 were $85 million and $93 million, respectively. The decrease is related to lower costs in Allstate brand homeowners, partially offset by costs related to Aggregate Excess Catastrophe Reinsurance Contract - Automobile - Florida and Southeast States that became effective on June 1, 2017. The total cost of our catastrophe reinsurance programs during 2017 was $355 million or an average quarterly cost of $89 million.
Expense ratio increased 0.7 points in the first quarter of 2018 compared to the same period of 2017.

Expense ratios by line of business
	Three months ended March 31,
	2018	2017
Auto	25.2	24.4
Homeowners	23.8	23.6
Other personal lines	28.2	27.6
Commercial lines	25.7	26.4
Total expense ratio (1)	25.0	24.3

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2018	2017
Amortization of DAC	13.6	13.2
Advertising expense	1.9	2.3
Other costs and expenses (1)	9.2	8.7
Restructuring and related charges	0.3	0.1
Total expense ratio	25.0	24.3

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

First Quarter 2018 Form 10-Q 51

Segment Results Allstate Protection

Reserve reestimates were favorable in the first quarter of 2018 and primarily related to auto injury coverages development.

Total reserves, net of reinsurance (estimated cost of outstanding claims) as of January 1, by line of business
($ in millions)	2018	2017
Auto	$14,051	$13,530
Homeowners	2,205	1,990
Other personal lines	1,489	1,456
Commercial lines	616	621
Total Allstate Protection	$18,361	$17,597

Reserve reestimates
	Three months ended March 31,
	Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2018	2017	2018	2017
Auto	$(100)	$(86)	(1.2)	(1.1)
Homeowners	32	(24)	0.4	(0.3)
Other personal lines	(6)	9	(0.1)	0.1
Commercial lines	20	2	0.2	—
Total Allstate Protection (3)	$(54)	$(99)	(0.7)	(1.3)

Allstate brand	$(60)	$(105)	(0.8)	(1.4)
Esurance brand	—	—	—	—
Encompass brand	6	6	0.1	0.1
Total Allstate Protection	$(54)	$(99)	(0.7)	(1.3)

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Property-Liability premiums earned.

(3)	Prior year reserve reestimates included in catastrophe losses totaled $4 million unfavorable in both the three months ended March 31, 2018 and 2017.

52 www.allstate.com

Allstate Protection Segment Results

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection for the three months ended or as of March 31, 2018. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios, are discussed in the brand sections below.

Premiums written, policies in force and underwriting income (loss)
($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total
Auto	$5,151	72.3%	$470	95.3%	$118	52.9%	$5,739	73.2%
Homeowners	1,465	20.5	21	4.3	86	38.6	1,572	20.0
Other personal lines	375	5.3	2	0.4	19	8.5	396	5.0
Commercial lines	137	1.9	—	—	—	—	137	1.8
Total	$7,128	100.0%	$493	100.0%	$223	100.0%	$7,844	100.0%

Percent to total Allstate Protection		90.9%		6.3%		2.8%

PIF (thousands)
Auto	19,617	65.0%	1,399	91.6%	517	61.0%	21,533	66.2%
Homeowners	6,093	20.2	84	5.5	248	29.2	6,425	19.7
Other personal lines	4,230	14.0	45	2.9	83	9.8	4,358	13.4
Commercial lines	238	0.8	—	—	—	—	238	0.7
Total	30,178	100.0%	1,528	100.0%	848	100.0%	32,554	100.0%

Percent to total Allstate Protection		92.7%		4.7%		2.6%

Underwriting income (loss)
Auto	$579	60.5%	$1	33.3%	$4	100.0%	$584	60.7%
Homeowners	331	34.6	2	66.7	1	25.0	334	34.7
Other personal lines	46	4.8	—	—	(1)	(25.0)	45	4.7
Commercial lines	(7)	(0.7)	—	—	—	—	(7)	(0.7)
Other business lines	8	0.8	—	—	—	—	8	0.8
Answer Financial	—	—	—	—	—	—	(2)	(0.2)
Total	$957	100.0%	$3	100.0%	$4	100.0%	$962	100.0%
When analyzing premium measures and statistics for all three brands the following calculations are used as described below.

•	PIF: Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

First Quarter 2018 Form 10-Q 53

Segment Results Allstate Protection: Allstate brand

Underwriting results
($ in millions)	Three months ended March 31,
	2018	2017
Premiums written	$7,128	$6,776
Premiums earned	$7,329	$7,057
Other revenue	136	131
Claims and claims expense	(4,567)	(4,779)
Amortization of DAC	(1,029)	(960)
Other costs and expenses	(894)	(847)
Restructuring and related charges	(18)	(8)
Underwriting income	$957	$594
Catastrophe losses	$329	$706

Underwriting income (loss) by line of business
Auto	$579	$452
Homeowners	331	107
Other personal lines (1)	46	28
Commercial lines	(7)	(4)
Other business lines (2)	8	11
Underwriting income	$957	$594

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)	Other business lines primarily include Ivantage.

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended March 31,
	2018	2017
Underwriting income (loss) - prior period	$594	$169
Changes in underwriting income from:
Increase (decrease) premiums earned	272	190
Increase (decrease) other revenue	5	1
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(114)	109
Catastrophe losses, excluding reserve reestimates	371	83
Non-catastrophe reserve reestimates	(51)	124
Catastrophe reserve reestimates	6	(6)
Losses subtotal	212	310
(Increase) decrease expenses	(126)	(76)
Underwriting income (loss)	$957	$594

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.
Underwriting income totaled $957 million in the first quarter of 2018 compared to $594 million in the first quarter of 2017. The increase was primarily due to lower catastrophe losses, increased premiums earned and lower claim frequency, partially offset by higher agent and employee-related compensation costs, higher claim severity and lower favorable prior year reserve reestimates compared to 2017.

54 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
Premiums written	2018	2017
Auto	$5,151	$4,882
Homeowners	1,465	1,403
Other personal lines	375	368
Subtotal – Personal lines	6,991	6,653
Commercial lines	137	123
Total	$7,128	$6,776
Premiums earned
Auto	$5,046	$4,839
Homeowners	1,727	1,688
Other personal lines	420	405
Subtotal – Personal lines	7,193	6,932
Commercial lines	136	125
Total	$7,329	$7,057

Auto premium measures and statistics
	Three months ended March 31,
	2018	2017
PIF (thousands)	19,617	19,565
New issued applications (thousands)	714	610
Average premium	$564	$538
Renewal ratio (%)	88.3	87.4
Approved rate changes (1):
# of locations (2)	24	18
Total brand (%) (3)	0.3	1.7	(6)
Location specific (%) (4) (5)	2.4	5.3	(6)

(1)
Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in a location. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a location.

(2)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.

(3)	Represents the impact in the states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of total brand 2017 premiums written.

(4)
Represents the impact in the states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of their respective total 2017 premiums written in those same locations.

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $60 million in the three months ended March 31, 2018, compared to $338 million in the three months ended March 31, 2017.

(6) Includes a rate increase in California in first quarter 2017. Excluding California, Allstate brand auto total brand and location specific rate changes were 1.1% and 4.7% for the three months ended March 31, 2017, respectively.
Auto insurance premiums written totaled $5.15 billion in the first quarter of 2018, a 5.5% increase from $4.88 billion in the first quarter of 2017. Factors impacting premiums written were the following:

•
0.3% or 52 thousand increase in PIF as of March 31, 2018 compared to March 31, 2017. Auto PIF increased in 23 states, including 3 of our largest 10 states, as of March 31, 2018 compared to March 31, 2017.

•
17.0% increase in new issued applications in the first quarter of 2018 compared to the first quarter of 2017 due to an improved competitive position, increasing agency productivity and expansion of the agency footprint.  The increase in new issued applications is geographically broad-based with 39 states, including 9 of our 10 largest states, experiencing increases in new issued applications in the first quarter of 2018 compared to the first quarter of 2017, with 34 states experiencing double digit increases.

•	4.8% increase in average premium in the first quarter of 2018 compared to the first quarter of 2017, primarily due to rate increases approved in 2017.

•
0.9 point increase in the renewal ratio in the first quarter of 2018 compared to the first quarter of 2017. 41 states, including 8 of our 10 largest states, experienced increases in the renewal ratio in the first quarter of 2018 compared to the first quarter of 2017.

First Quarter 2018 Form 10-Q 55

Segment Results Allstate Protection: Allstate brand

Homeowners premium measures and statistics
	Three months ended March 31,
	2018	2017
PIF (thousands)	6,093	6,090
New issued applications (thousands)	187	163
Average premium	$1,212	$1,187
Renewal ratio (%)	87.5	87.1
Approved rate changes (1):
# of locations (2)	14	14
Total brand (%)	1.1	1.0
Location specific (%) (3)	4.9	4.2

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $79 million in the three months ended March 31, 2018 compared to $70 million in the three months ended March 31, 2017.

Homeowners insurance premiums written totaled $1.47 billion in the first quarter of 2018, a 4.4% increase from $1.40 billion in the first quarter of 2017. Factors impacting premiums written were the following:

•
3 thousand increase in PIF as of March 31, 2018 compared to March 31, 2017. Allstate brand homeowners PIF increased in 28 states, including 4 of our largest 10 states, as of March 31, 2018 compared to March 31, 2017.

•
14.7% increase in new issued applications in the first quarter of 2018 compared to the first quarter of 2017 due to an improved auto insurance competitive position, increasing agency productivity and expansion of the agency footprint.  The increase in new issued applications is geographically broad-based with 6 of our largest 10 states experiencing increases in new issued applications in the first quarter of 2018 compared to the same period of 2017.

•	2.1% increase in average premium in the first quarter of 2018 compared to the first quarter of 2017, primarily due to rate increases and increasing insured home valuations due to inflationary costs.

•
0.4 point increase in the renewal ratio in the first quarter of 2018 compared to the same period of 2017. Of our largest 10 states, 7 experienced an increase in the renewal ratio in the first quarter of 2018 compared to the first quarter of 2017.

•
$14 million decrease in the cost of our catastrophe reinsurance program to $65 million in the first quarter of 2018 from $79 million in the first quarter of 2017. Catastrophe reinsurance premiums are recorded primarily in Allstate brand and are a reduction of premium.

Other personal lines premiums written totaled $375 million in the first quarter of 2018, a 1.9% increase from $368 million in the first quarter of 2017, primarily due to increases in personal umbrella and condominium insurance premiums, partially offset by agreements to transfer our auto residual market obligations to other carriers.
Commercial lines premiums written totaled $137 million in the first quarter of 2018, an 11.4% increase from $123 million in the first quarter of 2017. The increase was due to the partnership agreement with Uber Technologies, Inc. effective March 1, 2018 to provide commercial auto insurance coverage in Illinois, New Jersey and Wisconsin.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended March 31,
Auto	63.5	66.6	25.0	24.1	88.5	90.7
Homeowners	57.7	70.8	23.1	22.9	80.8	93.7
Other personal lines	61.4	65.4	27.6	27.7	89.0	93.1
Commercial lines	79.4	76.8	25.7	26.4	105.1	103.2
Total	62.3	67.7	24.6	23.9	86.9	91.6

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

56 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended March 31,
Auto	63.5	66.6	—	1.4	(2.0)	(1.8)	(0.5)	(0.2)
Homeowners	57.7	70.8	17.3	34.1	1.6	(1.6)	1.6	0.1
Other personal lines	61.4	65.4	6.4	14.6	(1.4)	1.5	(0.7)	1.8
Commercial lines	79.4	76.8	2.2	5.6	14.7	1.6	(0.7)	0.8
Total	62.3	67.7	4.5	10.0	(0.8)	(1.5)	—	—
Auto loss ratio decreased 3.1 points in the first quarter of 2018 compared to the first quarter of 2017, primarily due to increased premiums earned, lower catastrophe losses and lower claim frequency, partially offset by higher claim severity. Frequency and severity statistics, which are influenced by driving patterns, inflation and other factors, are provided to describe the trends in loss costs of the business. Our reserving process incorporates changes in loss patterns, operational statistics and changes in claims reporting processes to determine our best estimate of recorded reserves.
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
Paid claim frequency trends will often differ from gross claim frequency trends due to differences in the timing of when notices are received and when claims are settled. For property damage claims, paid frequency trends reflect smaller differences as timing between opening and settlement is generally less. For bodily injury, gross frequency trends reflect emerging trends since the difference in timing between opening and settlement is much greater and gross frequency does not experience the same volatility in quarterly fluctuations seen in paid frequency. In evaluating frequency, we typically rely upon paid frequency trends for physical damage coverages such as property damage and gross frequency for casualty coverages such as bodily injury to provide an indicator of emerging trends in overall claim frequency while also providing insights for our analysis of severity.

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
Property damage paid claim frequency decreased 3.0% in the first quarter of 2018 compared to the first quarter of 2017. 38 states experienced a year over year decrease in property damage paid claim frequency in first quarter 2018 when compared to first quarter 2017.  Property damage paid claim severities increased 4.7% in the first quarter of 2018 compared to the first quarter of 2017 due to higher costs to repair more sophisticated, newer model vehicles and increased volume of total losses.
Bodily injury gross claim frequency decreased 2.0% in the first quarter of 2018 compared to the first quarter of 2017. Bodily injury paid claim frequency decreased 15.2% while bodily injury paid claim severity increased 15.8% in the first quarter of 2018 compared to the same period of 2017. Claim process changes in the second half of 2016 related to enhanced documentation of injuries and related medical treatments are having a related impact on paid claim frequency and severity due to payment mix and claim closure patterns.  These process changes and the related impacts on the percent change in paid claim frequency and severity have begun to moderate, but are still impacting comparative trends.

First Quarter 2018 Form 10-Q 57

Segment Results Allstate Protection: Allstate brand

Homeowners loss ratio decreased 13.1 points in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower catastrophe losses and increased premiums earned, partially offset by less favorable prior year reserve reestimates in first quarter 2018 compared to first quarter 2017. Paid claim frequency excluding catastrophe losses decreased 4.0% in the first quarter of 2018 compared to the first quarter of 2017. Paid claim severity excluding catastrophe losses increased 14.4% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to a higher level of fire and water claims experienced in first quarter 2018, which typically have higher severities. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.

Other personal lines loss ratio decreased 4.0 points in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower catastrophe losses and increased premiums earned, partially offset by higher loss costs.
Commercial lines loss ratio increased 2.6 points in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher unfavorable prior year reserve reestimates, partially offset by increased premiums earned and lower catastrophe losses.
Catastrophe losses were $329 million in the first quarter of 2018 compared to $706 million in the first quarter of 2017.

Expense ratios by line of business
	Three months ended March 31,
	2018	2017
Auto	25.0	24.1
Homeowners	23.1	22.9
Other personal lines	27.6	27.7
Commercial lines	25.7	26.4
Total expense ratio (1)	24.6	23.9

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2018	2017
Amortization of DAC	14.0	13.6
Advertising expense	1.6	2.0
Other costs and expenses (1)	8.7	8.2
Restructuring and related charges	0.3	0.1
Total expense ratio	24.6	23.9

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio increased 0.7 points in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher agent and employee-related compensation costs, including Choice Dollars employees received in first quarter 2018 and higher technology costs.

Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in the first quarter of 2018 were higher than the first quarter of 2017.

58 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Underwriting results
($ in millions)	Three months ended March 31,
	2018	2017
Premiums written	$493	$457
Premiums earned	$433	$419
Other revenue	20	16
Claims and claims expense	(321)	(314)
Amortization of DAC	(10)	(10)
Other costs and expenses	(119)	(119)
Restructuring and related charges	—	(2)
Underwriting income (loss)	$3	$(10)
Catastrophe losses	$3	$8

Underwriting income (loss) by line of business
Auto	$1	$(4)
Homeowners	2	(7)
Other personal lines	—	1
Underwriting income (loss)	$3	$(10)

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended March 31,
	2018	2017
Underwriting income (loss) - prior period	$(10)	$(25)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	14	15
Increase (decrease) other revenue	4	—
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(12)	(11)
Catastrophe losses, excluding reserve reestimates	5	(5)
Non-catastrophe reserve reestimates	—	(4)
Catastrophe reserve reestimates	—	—
Losses subtotal	(7)	(20)
(Increase) decrease expenses	2	20
Underwriting income (loss)	$3	$(10)

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.
Underwriting income totaled $3 million in the first quarter of 2018, an improvement from an underwriting loss of $10 million in the first quarter of 2017. The improvement was primarily due to increased premiums earned and lower catastrophe losses, partially offset by increased loss costs.

First Quarter 2018 Form 10-Q 59

Segment Results Allstate Protection: Esurance brand

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
Premiums written	2018	2017
Auto	$470	$439
Homeowners	21	16
Other personal lines	2	2
Total	$493	$457
Premiums earned
Auto	$411	$403
Homeowners	20	14
Other personal lines	2	2
Total	$433	$419

Auto premium measures and statistics
	Three months ended March 31,
	2018	2017
PIF (thousands)	1,399	1,400
New issued applications (thousands)	158	143
Average premium	$605	$571
Renewal ratio (%)	83.5	80.4
Approved rate changes (1):
# of locations (2)	3	7
Total brand (%) (3)	0.2	0.7
Location specific (%) (4) (5)	4.6	5.3

(1)
Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in a location. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a location.

(2)	Esurance brand operates in 43 states and 2 Canadian provinces.

(3)	Represents the impact in the states and Canadian provinces where rate changes were approved during the period as a percentage of total brand 2017 premiums written.

(4)	Represents the impact in the states and Canadian provinces where rate changes were approved during the period as a percentage of their respective total 2017 premiums written in those same locations.

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $3 million in the three months ended March 31, 2018 compared to $11 million in the three months ended March 31, 2017.

Auto premiums written totaled $470 million in the first quarter of 2018, a 7.1% increase from $439 million in the first quarter of 2017. Factors impacting premiums written were the following:

•	Decrease of 1 thousand PIF as of March 31, 2018 compared to March 31, 2017.

•	10.5% increase in new issued applications in the first quarter of 2018 compared to the first quarter of 2017, primarily due to an increase in quote volume as a result of marketing effectiveness.

•	3.1 point increase in the renewal ratio in the first quarter of 2018 compared to the first quarter of 2017, primarily due to improved customer experience.

•	6.0% increase in average premium in the first quarter of 2018 compared to the first quarter of 2017, due to rate changes approved in 2017.

60 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Homeowners premium measures and statistics
	Three months ended March 31,
	2018	2017
PIF (thousands)	84	63
New issued applications (thousands)	8	8
Average premium	$970	$919
Renewal ratio (%) (1)	84.4	83.5
Approved rate changes (2) :
# of locations (3)	5	—
Total brand (%)	1.7	—
Location specific (%) (4)	7.5	—

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

(4)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $1 million in the three months ended March 31, 2018. No rate changes were approved in the three months ended March 31, 2017.

Homeowners insurance premiums written totaled $21 million in the first quarter of 2018 compared to $16 million in the first quarter of 2017. Factors impacting premiums written were the following:

•	21 thousand increase in PIF as of March 31, 2018 compared to March 31, 2017.

•	New issued applications in the first quarter of 2018 were comparable to the first quarter of 2017.

•	5.5% increase in average premium in the first quarter of 2018 compared to the first quarter of

2017, primarily due to increased premium distribution in higher average premium states and rate increases. As of March 31, 2018, Esurance is writing homeowners insurance in 31 states with lower hurricane risk, contributing to lower average premium compared to the industry.
Other revenue increased $4 million compared to the first quarter of 2017, primarily due to increased revenues from sales of insurance leads that Esurance has chosen not to write.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended March 31,
Auto	75.2	74.4	24.6	26.6	99.8	101.0
Homeowners	55.0	92.9	35.0	57.1	90.0	150.0
Other personal lines	50.0	50.0	50.0	—	100.0	50.0
Total	74.1	74.9	25.2	27.5	99.3	102.4

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended March 31,
Auto	75.2	74.4	0.5	1.0	0.3	—	—	—
Homeowners	55.0	92.9	5.0	28.6	(5.0)	—	—	—
Other personal lines	50.0	50.0	—	—	—	—	—	—
Total	74.1	74.9	0.7	1.9	—	—	—	—
Auto loss ratio increased 0.8 points in the first quarter of 2018 compared to the first quarter of 2017, primarily due to increased severity on injury coverages.

Catastrophe losses were $3 million in the first quarter of 2018 compared to $8 million in the first quarter of 2017.

First Quarter 2018 Form 10-Q 61

Segment Results Allstate Protection: Esurance brand

Expense ratios by line of business
	Three months ended March 31,
	2018	2017
Auto	24.6	26.6
Homeowners	35.0	57.1
Other personal lines	50.0	—
Total expense ratio (1)	25.2	27.5

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2018	2017
Amortization of DAC	2.4	2.4
Advertising expense	8.1	8.6
Amortization of purchased intangible assets	0.2	0.3
Other costs and expenses (1)	14.5	15.7
Restructuring and related charges	—	0.5
Total expense ratio	25.2	27.5

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 2.3 points in the first quarter of 2018 compared to the first quarter of 2017. Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance advertising expense ratio decreased 0.5 points in the first quarter of 2018 compared to the first quarter of 2017 as advertising expense was comparable between periods while premiums earned increased.

Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were 1.2 points lower in the first quarter of 2018 compared to the first quarter of 2017 due to the implementation of process efficiencies, partially offset by the impact of Choice Dollars employees received in first quarter 2018.

62 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Underwriting results
($ in millions)	Three months ended March 31,
	2018	2017
Premiums written	$223	$236
Premiums earned	$257	$283
Other revenue	1	2
Claims and claims expense	(167)	(233)
Amortization of DAC	(49)	(52)
Other costs and expenses	(35)	(33)
Restructuring and related charges	(3)	—
Underwriting income (loss)	$4	$(33)
Catastrophe losses	$29	$67

Underwriting income (loss) by line of business
Auto	$4	$(1)
Homeowners	1	(28)
Other personal lines	(1)	(4)
Underwriting income (loss)	$4	$(33)

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended March 31,
	2018	2017
Underwriting income (loss) - prior period	$(33)	$(18)
Changes in underwriting loss from:
Increase (decrease) premiums earned	(26)	(26)
Increase (decrease) other revenue	(1)	—
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	22	23
Catastrophe losses, excluding reserve reestimates	44	(25)
Non-catastrophe reserve reestimates	6	9
Catastrophe reserve reestimates	(6)	(1)
Losses subtotal	66	6
(Increase) decrease expenses	(2)	5
Underwriting income (loss)	$4	$(33)

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.
Underwriting income was $4 million in the first quarter of 2018 compared to an underwriting loss of $33 million in the first quarter of 2017, primarily due to the improvement in auto and homeowner underwriting income resulting from lower catastrophe losses.

First Quarter 2018 Form 10-Q 63

Segment Results Allstate Protection: Encompass brand

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
	2018	2017
Premiums written
Auto	$118	$125
Homeowners	86	91
Other personal lines	19	20
Total	$223	$236
Premiums earned
Auto	$134	$146
Homeowners	101	113
Other personal lines	22	24
Total	$257	$283

Auto premium measures and statistics
	Three months ended March 31,
	2018	2017
PIF (thousands)	517	595
New issued applications (thousands)	17	12
Average premium	$1,116	$1,057
Renewal ratio (%) (1)	71.8	73.1
Approved rate changes (2):
# of locations (3)	4	5
Total brand (%) (4)	0.3	1.5
Location specific (%) (5) (6)	3.0	7.2

(1)
Encompass announced a plan to exit business in Massachusetts in the second quarter of 2017 and previously announced a plan to exit business in North Carolina in the first half of 2016, which has impacted the renewal ratio. Excluding Massachusetts and North Carolina, the renewal ratio was 74.5 points for the three months ended March 31, 2018 compared to 73.9 points for the three months ended March 31, 2017.

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

(3)	Encompass brand operates in 39 states and the District of Columbia.

(4)	Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of total brand 2017 premiums written.

(5)
Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of their respective total 2017 premiums written in those same locations.

(6)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $2 million in the three months ended March 31, 2018 compared to $8 million in the three months ended March 31, 2017.

Auto insurance premiums written totaled $118 million in the first quarter of 2018, a 5.6% decrease from $125 million in the first quarter of 2017. Factors impacting premiums written were the following:

•	13.1% or 78 thousand decrease in PIF as of March 31, 2018 compared to March 31, 2017.

•	41.7% increase in new issued applications in the first three months of 2018 compared to the same period of 2017.

•
1.3 point decrease in the renewal ratio in the first quarter of 2018 compared to the first quarter of 2017, primarily due to profit improvement actions taken, including exiting states with inadequate returns. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one product can contribute to declines in the other.

•	5.6% increase in average premium in the first quarter of 2018 compared to the first quarter of 2017, due to rate changes approved in 2017.

64 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Homeowners premium measure and statistics
	Three months ended March 31,
	2018	2017
PIF (thousands)	248	284
New issued applications (thousands)	8	7
Average premium	$1,698	$1,659
Renewal ratio (%) (1)	78.5	78.2
Approved rate changes (2):
# of locations (3)	3	3
Total brand (%)	0.1	0.2
Location specific (%)	2.0	3.4

(1)
Encompass announced a plan to exit business in Massachusetts in the second quarter of 2017 and previously announced a plan to exit business in North Carolina in the first half of 2016, which has impacted the renewal ratio. Excluding Massachusetts and North Carolina, the renewal ratios were 79.8 points for the three months ended March 31, 2018 compared to 78.9 points for the three months ended March 31, 2017.

(2) Includes rate changes approved based on our net cost of reinsurance.

(3)	Encompass brand operates in 39 states and the District of Columbia.

(4)	Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $1 million in both the three months ended March 31, 2018 and 2017.
Homeowners insurance premiums written totaled $86 million in the first quarter of 2018, a 5.5% decrease from $91 million in the first quarter of 2017. Factors impacting premiums written were the following:

•	12.7% or 36 thousand decrease in PIF as of March 31, 2018 compared to March 31, 2017.

•	14.3% increase in new issued applications in the first quarter of 2018 compared to the first quarter of 2017.

•	2.4% increase in average premium in the first quarter of 2018 compared to the first quarter of 2017, primarily due to rate changes.

•
0.3 point increase in the renewal ratio in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lessening impacts of profit improvement actions taken, including exiting states with inadequate returns.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended March 31,
Auto	64.2	71.2	32.8	29.5	97.0	100.7
Homeowners	65.3	95.6	33.7	29.2	99.0	124.8
Other personal lines	68.2	87.5	36.3	29.2	104.5	116.7
Total	65.0	82.4	33.4	29.3	98.4	111.7

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended March 31,
Auto	64.2	71.2	0.7	2.8	—	—	—	—
Homeowners	65.3	95.6	25.7	54.0	5.9	2.7	6.9	1.8
Other personal lines	68.2	87.5	9.1	8.3	—	12.6	4.6	—
Total	65.0	82.4	11.3	23.7	2.3	2.1	3.1	0.7
Auto loss ratio decreased 7.0 points in the first quarter of 2018 compared to the same period of 2017, primarily related to decreased loss costs while the decrease of premiums earned slowed due to rate changes.

Homeowners loss ratio decreased 30.3 points in the first quarter of 2018 compared to the same period of 2017, primarily due to lower catastrophe losses, partially offset by decreased premiums earned.

First Quarter 2018 Form 10-Q 65

Segment Results Allstate Protection: Encompass brand

Catastrophe losses were $29 million in the first quarter of 2018 compared to $67 million in the first quarter of 2017.

Expense ratios by line of business
	Three months ended March 31,
	2018	2017
Auto	32.8	29.5
Homeowners	33.7	29.2
Other personal lines	36.3	29.2
Total expense ratio (1)	33.4	29.3

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2018	2017
Amortization of DAC	19.1	18.4
Advertising expense	—	—
Other costs and expenses (1)	13.1	10.9
Restructuring and related charges	1.2	—
Total expense ratio	33.4	29.3

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio increased 4.1 points in the first quarter of 2018 compared to the same period of 2017, primarily due to higher employee-related compensation costs, including Choice Dollars employees received in first quarter 2018 and higher technology costs.

66 www.allstate.com

Discontinued Lines and Coverages Segment Results

Discontinued Lines and Coverages Segment

Underwriting results
($ in millions)	Three months ended March 31,
	2018	2017
Claims and claims expense	$(3)	$(2)
Operating costs and expenses	—	—
Underwriting loss	$(3)	$(2)
Underwriting loss totaled $3 million in the first quarter of 2018 compared to $2 million in the first quarter of 2017.

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	March 31, 2018	December 31, 2017
Asbestos claims
Gross reserves	$1,265	$1,296
Reinsurance	(399)	(412)
Net reserves	866	884
Environmental claims
Gross reserves	195	199
Reinsurance	(33)	(33)
Net reserves	162	166
Other discontinued lines
Gross reserves	389	398
Reinsurance	(38)	(41)
Net reserves	351	357
Total
Gross reserves	1,849	1,893
Reinsurance	(470)	(486)
Net reserves	$1,379	$1,407

First Quarter 2018 Form 10-Q 67

Segment Results Discontinued Lines and Coverages

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	March 31, 2018	December 31, 2017
Direct excess commercial insurance
Gross reserves (1)	$971	$997
Reinsurance (2)	(367)	(378)
Net reserves	604	619
Assumed reinsurance coverage
Gross reserves (3)	612	622
Reinsurance (4)	(36)	(38)
Net reserves	576	584
Direct primary commercial insurance
Gross reserves (5)	172	177
Reinsurance (6)	(46)	(48)
Net reserves	126	129
Other run-off business
Gross reserves	22	24
Reinsurance	(20)	(21)
Net reserves	2	3
Unallocated loss adjustment expenses
Gross reserves	72	73
Reinsurance	(1)	(1)
Net reserves	71	72
Total
Gross reserves	1,849	1,893
Reinsurance	(470)	(486)
Net reserves	$1,379	$1,407
(1) Gross reserves as of March 31, 2018 comprised 65% case reserves and 35% incurred but not reported (“IBNR”) reserves. Approximately 78% of the total gross case reserves are subject to settlement agreements. In 2018, total gross payments from case reserves were $26 million with approximately 92% attributable to settlements.  Reserves as of December 31, 2017 comprised 65% case reserves and 35% IBNR reserves.
(2) Ceded reserves as of March 31, 2018 comprised 76% case reserves and 24% IBNR reserves. Approximately 85% of the total ceded case reserves are subject to settlement agreements. In 2018, reinsurance billings of ceded case reserves were $12 million with approximately 98% attributable to settlements.  Reserves as of December 31, 2017 comprised 76% case reserves and 24% IBNR reserves.
(3) Gross reserves as of March 31, 2018 comprised 31% case reserves and 69% IBNR reserves. In 2018, total gross payments from case reserves were $11 million. Reserves as of December 31, 2017 comprised 31% case reserves and 69% IBNR reserves.
(4) Ceded reserves as of March 31, 2018 comprised 39% case reserves and 61% IBNR reserves. In 2018, reinsurance billings of ceded case reserves were $1 million. Reserves as of December 31, 2017 comprised 36% case reserves and 64% IBNR reserves.
(5) Gross reserves as of March 31, 2018 comprised 54% case reserves and 46% IBNR reserves. In 2018, total gross payments from case reserves were $3 million. Reserves as of December 31, 2017 comprised 54% case reserves and 46% IBNR reserves.
(6) Ceded reserves as of March 31, 2018 comprised 76% case reserves and 24% IBNR reserves. In 2018, reinsurance billings of ceded case reserves were $1 million. Reserves as of December 31, 2017 comprised 76% case reserves and 24% IBNR reserves.
Total net reserves were $1.38 billion including $717 million or 52% of estimated IBNR losses as of March 31, 2018 compared to total net reserves of $1.41 billion including $733 million or 52% of estimated IBNR losses as of December 31, 2017. The decrease of total net reserves of $28 million from year-end 2017 relates to payments on settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages have been agreed upon.

The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Total gross payments were $40 million with reinsurance collections of $15 million for the first quarter of 2018.

68 www.allstate.com

Service Businesses Segment Results

Summarized financial information
($ in millions)	Three months ended March 31,
	2018	2017
Premiums written	$287	$254

Revenues
Premiums	$267	$200
Intersegment insurance premiums and service fees (1)	29	28
Other revenue	16	16
Net investment income	5	3
Realized capital gains and losses	(4)	—
Total revenues	313	247

Costs and expenses
Claims and claims expense	(93)	(90)
Amortization of DAC	(110)	(68)
Operating costs and expenses	(119)	(104)
Amortization of purchased intangible assets	(21)	(23)
Restructuring and related charges	(1)	—
Total costs and expenses	(344)	(285)

Income tax benefit	7	13
Net loss applicable to common shareholders	$(24)	$(25)

Adjusted net loss	$(5)	$(10)
Realized capital gains and losses, after-tax	(3)	—
Amortization of purchased intangible assets, after-tax	(16)	(15)
Net loss applicable to common shareholders	$(24)	$(25)

SquareTrade	$2	$(8)
Allstate Roadside Services	(5)	(3)
Allstate Dealer Services	2	—
Arity	(4)	1
Adjusted net loss	$(5)	$(10)

Policies in force as of March 31 (in thousands)	46,524	34,800
(1) Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in our condensed consolidated financial statements.
Net loss applicable to common shareholders was $24 million in the first quarter of 2018 compared to $25 million in the first quarter of 2017.
Adjusted net loss was $5 million in the first quarter of 2018 compared to $10 million in the first quarter of 2017. The improvement was primarily due to improved loss experience at SquareTrade, partially offset by investments in research and business expansion at Arity.
Total revenues increased 26.7% or $66 million to $313 million in the first quarter of 2018 from $247 million in the first quarter of 2017, primarily due to higher premiums, including $30 million recorded for protection plans sold directly to retailers for which SquareTrade is deemed to be the principal in the transaction related to the adoption of the revenue from contracts with customers accounting standard. The remaining increase of $36 million was due to SquareTrade’s growth through its U.S. retail and international channels, partially offset by decreases at Allstate Roadside Services.
PIF of 46.5 million as of March 31, 2018 increased by 33.6% compared to 34.8 million as of March 31, 2017 due to SquareTrade’s continued growth.
Intersegment premiums and service fees were $29 million in the first quarter of 2018 compared to $28 million in the first quarter of 2017, primarily related to Arity’s device and mobile data collection services and analytic solutions used by Allstate brand, Esurance and Answer Financial.

First Quarter 2018 Form 10-Q 69

Segment Results Service Businesses

Claims and claims expense increased 3.3% to $93 million in the first quarter of 2018 compared to $90 million in the first quarter of 2017, primarily due to SquareTrade’s growth, partially offset by improved loss experience and lower expense at Allstate Dealer Services due to reduced exposure in the guaranteed asset protection product.
Amortization of DAC increased 61.8% or $42 million to $110 million in the first quarter of 2018 from $68 million in the first quarter of 2017, including $30 million related to the adoption of the revenue from contracts with customers accounting standard.

Operating costs and expenses increased 14.4% to $119 million in the first quarter of 2018 compared to $104 million in the first quarter of 2017, primarily due to growth at SquareTrade and investments in research and business expansion at Arity.
In conjunction with the acquisition of SquareTrade, we recognized $555 million of intangible assets for which we recorded amortization expense of $21 million in the first quarter of 2018.

70 www.allstate.com

Allstate Life Segment Results

Allstate Life

Summarized financial information
($ in millions)	Three months ended March 31,
	2018	2017
Revenues
Premiums and contract charges	$327	$321
Other revenue	26	27
Net investment income	122	120
Realized capital gains and losses	(3)	1
Total revenues	472	469

Costs and expenses
Contract benefits	(205)	(195)
Interest credited to contractholder funds	(70)	(69)
Amortization of DAC	(33)	(36)
Operating costs and expenses	(86)	(86)
Total costs and expenses	(394)	(386)

Income tax expense	(13)	(26)
Net income applicable to common shareholders	$65	$57

Adjusted net income	$69	$59
Realized capital gains and losses, after-tax	(2)	1
DAC and DSI amortization related to realized capital gains and losses, after-tax	(2)	(3)
Net income applicable to common shareholders	$65	$57

Reserve for life-contingent contract benefits as of March 31	$2,637	$2,584

Contractholder funds as of March 31	$7,603	$7,497

Policies in force as of March 31 by distribution channel (in thousands)
Allstate agencies	1,897	1,887
Closed channels	121	130
Total	2,018	2,017
Net income applicable to common shareholders was $65 million in the first quarter of 2018 compared to $57 million in the first quarter of 2017.
Adjusted net income was $69 million in the first quarter of 2018 compared to $59 million in the first quarter of 2017. The increase was primarily due to a lower effective tax rate from the Tax Legislation and higher premiums and contract charges, partially offset by higher contract benefits.
Premiums and contract charges increased 1.9% or $6 million in the first quarter of 2018 compared to the first quarter of 2017. The increase primarily relates to growth in traditional life insurance as well as lower levels of reinsurance premiums ceded.

Premiums and contract charges by product
	Three months ended March 31,
($ in millions)	2018	2017
Traditional life insurance premiums	$146	$140
Interest-sensitive life insurance contract charges	181	181
Premiums and contract charges (1)	$327	$321

(1)	Contract charges related to the cost of insurance totaled $126 million and $124 million for the first quarter of 2018 and 2017, respectively.
Contract benefits increased 5.1% or $10 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher claim experience on both traditional and interest-sensitive life insurance.
Benefit spread reflects our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread decreased 2.9% to $67 million in the first quarter of 2018 compared to $69 million in the first quarter of 2017, primarily due to higher claim experience, partially offset by growth in traditional life premiums.

First Quarter 2018 Form 10-Q 71

Segment Results Allstate Life

Investment spread reflects the difference between net investment income and interest credited to contractholder funds (“investment spread”) and is used to analyze the impact of net investment income and interest credited to contractholder funds on net income. Investment spread increased 2.0% or $1 million to $52 million in the first quarter of 2018 compared to $51 million in the first quarter of 2017.
Amortization of DAC decreased 8.3% or $3 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower net realized capital gains and gross profits.

Components of amortization of DAC
	Three months ended March 31,
($ in millions)	2018	2017
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$31	$32
Amortization relating to realized capital gains and losses (1)	2	4
Amortization acceleration for changes in assumptions (‘‘DAC unlocking’’)	—	—
Total amortization of DAC	$33	$36

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Operating costs and expenses in the first quarter of 2018 were comparable to the first quarter of 2017.

Operating costs and expenses
	Three months ended March 31,
($ in millions)	2018	2017
Non-deferrable commissions	$4	$5
General and administrative expenses	82	81
Total operating costs and expenses	$86	$86

72 www.allstate.com

Allstate Life Segment Results

Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
	March 31,
($ in millions)	2018	2017
Traditional life insurance	$2,467	$2,405
Accident and health insurance	170	179
Reserve for life-contingent contract benefits	$2,637	$2,584
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Change in contractholder funds
	Three months ended March 31,
($ in millions)	2018	2017
Contractholder funds, beginning balance	$7,608	$7,464

Deposits	240	251

Interest credited	70	70

Benefits, withdrawals and other adjustments
Benefits	(59)	(63)
Surrenders and partial withdrawals	(67)	(65)
Contract charges	(176)	(176)
Net transfers from separate accounts	2	1
Other adjustments (1)	(15)	15
Total benefits, withdrawals and other adjustments	(315)	(288)
Contractholder funds, ending balance	$7,603	$7,497

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

First Quarter 2018 Form 10-Q 73

Segment Results Allstate Benefits

Summarized financial information
	Three months ended March 31,
($ in millions)	2018	2017
Revenues
Premiums and contract charges	$286	$269
Net investment income	19	17
Realized capital gains and losses	(2)	—
Total revenues	303	286

Costs and expenses
Contract benefits	(149)	(136)
Interest credited to contractholder funds	(8)	(9)
Amortization of DAC	(41)	(41)
Operating costs and expenses	(72)	(67)
Total costs and expenses	(270)	(253)

Income tax expense	(7)	(11)
Net income applicable to common shareholders	$26	$22

Adjusted net income	$28	$22
Realized capital gains and losses, after-tax	(2)	—
Net income applicable to common shareholders	$26	$22

Benefit ratio (1)	52.1	50.6

Operating expense ratio (2)	25.2	24.9

Reserve for life-contingent contract benefits as of March 31	$989	$946

Contractholder funds as of March 31	$893	$885

Policies in force as of March 31 (in thousands)	4,260	3,992

(1)	Benefit ratio is calculated as contract benefits divided by premiums and contract charges.

(2)	Operating expense ratio is calculated as operating costs and expenses divided by premiums and contract charges.
Net income applicable to common shareholders was $26 million in the first quarter of 2018 compared to $22 million in the first quarter of 2017.
Adjusted net income was $28 million in the first quarter of 2018 compared to $22 million in the first quarter of 2017. The increase was primarily due to higher premiums and contract charges, partially offset by higher contract benefits.

Premiums and contract charges increased 6.3% or $17 million in the first quarter of 2018 compared to the first quarter of 2017. The increase primarily related to growth in hospital indemnity (included in other health), accident and short-term disability products.

74 www.allstate.com

Allstate Benefits Segment Results

Premiums and contract charges by product
	Three months ended March 31,
($ in millions)	2018	2017
Life	$38	$37
Accident	74	71
Critical illness	121	119
Short-term disability	27	24
Other health	26	18
Premiums and contract charges	$286	$269
PIF increased 6.7% as of March 31, 2018 compared to March 31, 2017.
Contract benefits increased 9.6% or $13 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher claim experience and growth.

Benefit ratio increased to 52.1 in the first quarter of 2018 compared to 50.6 in the first quarter of 2017, due to higher claim experience, particularly in critical illness products.
Operating expense ratio increased to 25.2 in the first quarter of 2018 compared to 24.9 in the first quarter of 2017.

Operating costs and expenses
	Three months ended March 31,
($ in millions)	2018	2017
Non-deferrable commissions	$27	$25
General and administrative expenses	45	42
Total operating costs and expenses	$72	$67
Operating costs and expenses increased 7.5% or $5 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher technology expenses, as well as higher employee-related costs and non-deferrable commissions related to growth.
Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
	March 31,
($ in millions)	2018	2017
Traditional life insurance	$265	$249
Accident and health insurance	724	697
Reserve for life-contingent contract benefits	$989	$946
Contractholder funds relate to interest-sensitive life insurance and totaled $893 million as of March 31, 2018 compared to $885 million as of March 31, 2017.

First Quarter 2018 Form 10-Q 75

Segment Results Allstate Annuities

Allstate Annuities

Summarized financial information
	Three months ended March 31,
($ in millions)	2018	2017
Revenues
Contract charges	$3	$3
Net investment income	290	289
Realized capital gains and losses	(29)	(2)
Total revenues	264	290

Costs and expenses
Contract benefits	(150)	(143)
Interest credited to contractholder funds	(83)	(95)
Amortization of DAC	(1)	(2)
Operating costs and expenses	(9)	(9)
Total costs and expenses	(243)	(249)

Gain on disposition of operations	1	2
Income tax expense	(5)	(14)
Net income applicable to common shareholders	$17	$29

Adjusted net income	$35	$29
Realized capital gains and losses, after-tax	(23)	(2)
Valuation changes on embedded derivatives not hedged, after-tax	4	—
Gain on disposition of operations, after-tax	1	2
Net income applicable to common shareholders	$17	$29

Reserve for life-contingent contract benefits as of March 31	$8,707	$8,693

Contractholder funds as of March 31	$10,643	$11,669

Policies in force as of March 31 (in thousands)
Deferred annuities	137	152
Immediate annuities	88	94
Total	225	246
Net income applicable to common shareholders was $17 million in the first quarter of 2018 compared to $29 million in the first quarter of 2017.
Adjusted net income was $35 million in the first quarter of 2018 compared to $29 million in the first quarter of 2017. The increase was primarily due to lower interest credited to contractholder funds and a lower effective tax rate from the Tax Legislation, partially offset by higher contract benefits.
Net investment income increased 0.3% or $1 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher limited partnership income, partially offset by lower market-based portfolio income, including the impact of lower average investment balances.
Net realized capital losses in the first quarter of 2018 primarily related to declines in the valuation of equity investments.
Contract benefits increased 4.9% or $7 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to immediate annuity mortality experience.

Benefit spread reflects our mortality results using the difference between contract charges earned and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies. This implied interest totaled $124 million and $126 million in the first quarter of 2018 and 2017, respectively. Total benefit spread was $(24) million and $(15) million in the first quarter of 2018 and 2017, respectively.
Interest credited to contractholder funds decreased 12.6% or $12 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $4 million in the first quarter of 2018 and had no impact on interest credited to contractholder funds in the first quarter of 2017.
Investment spread reflects the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies,

76 www.allstate.com

Allstate Annuities Segment Results

which is included as a component of contract benefits and is used to analyze the impact of net investment income and interest credited to contractholders on net income.
Investment spread before valuation changes on embedded derivatives not hedged increased 16.2% to $79 million in the first quarter of 2018 compared to $68 million the first quarter of 2017, primarily due to lower credited interest and higher investment income.

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

Analysis of investment spread
	Three months ended March 31,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2018	2017	2018	2017	2018	2017
Deferred fixed annuities	4.0%	4.4%	2.8%	2.8%	1.2%	1.6%
Immediate fixed annuities with and without life contingencies	6.9	6.3	6.0	5.9	0.9	0.4
Operating costs and expenses in the first quarter of 2018 were comparable to the first quarter of 2017.
Analysis of reserves and contractholder funds

Product Liabilities
	March 31,
($ in millions)	2018	2017
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	$5,135	$5,033
Standard structured settlements and SPIA (2)	3,491	3,559
Other	81	101
Reserve for life-contingent contract benefits	$8,707	$8,693

Deferred fixed annuities	$7,883	$8,722
Immediate fixed annuities without life contingencies	2,656	2,831
Other	104	116
Contractholder funds	$10,643	$11,669

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

First Quarter 2018 Form 10-Q 77

Segment Results Allstate Annuities

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

Changes in contractholder funds
	Three months ended March 31,
($ in millions)	2018	2017
Contractholder funds, beginning balance	$10,936	$11,915

Deposits	4	11

Interest credited	82	94

Benefits, withdrawals, maturities and other adjustments
Benefits	(156)	(166)
Surrenders and partial withdrawals	(201)	(181)
Contract charges	(2)	(2)
Net transfers from separate accounts	—	1
Other adjustments (1)	(20)	(3)
Total benefits, withdrawals, maturities and other adjustments	(379)	(351)
Contractholder funds, ending balance	$10,643	$11,669

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

Contractholder funds decreased 2.7% in the first quarter of 2018, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities over an eight year period from 2006 to 2014 but still accept additional deposits on existing contracts.
Contractholder deposits decreased $7 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower additional deposits on fixed annuities.

Surrenders and partial withdrawals increased 11.0% to $201 million in the first quarter of 2018 from $181 million in the first quarter of 2017. The annualized surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of year contractholder funds, was 10.7% in the first quarter of 2018 compared to 8.8% in the first quarter of 2017.

78 www.allstate.com

Investments

Investments

Portfolio composition and strategy by reporting segment (1)
	As of March 31, 2018
($ in millions)	Property-Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and other	Total
Fixed income securities (2)	$29,698	$778	$7,683	$1,132	$15,026	$2,357	$56,674
Equity securities (3)	5,239	136	7	97	1,497	10	6,986
Mortgage loans	421	—	1,859	202	2,197	—	4,679
Limited partnership interests	4,029	—	—	—	3,404	1	7,434
Short-term investments (4)	1,216	52	252	41	386	1,477	3,424
Other	1,854	—	1,205	313	720	—	4,092
Total	$42,457	$966	$11,006	$1,785	$23,230	$3,845	$83,289

Market-based core	$29,944	$966	$11,006	$1,785	$18,540	$3,845	$66,086
Market-based active	8,290	—	—	—	1,204	—	9,494
Performance-based	4,223	—	—	—	3,486	—	7,709
Total	$42,457	$966	$11,006	$1,785	$23,230	$3,845	$83,289

(1)	Balances reflect the elimination of related party investments between segments.

(2)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $29.98 billion, $788 million, $7.40 billion, $1.12 billion, $14.56 billion, $2.37 billion and $56.21 billion for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in Total, respectively.

(3)
Equity securities are carried at fair value. The cumulative changes in the fair value of equity securities held as of March 31, 2018 totaled $1.06 billion. These net gains were primarily concentrated in the consumer goods and technology sectors and in domestic equity index funds. Beginning January 1, 2018, the periodic changes in fair value are reflected in realized capital gains and losses.

(4)	Short-term investments are carried at fair value.
Investments totaled $83.29 billion as of March 31, 2018, increasing from $82.80 billion as of December 31, 2017, primarily due to the proceeds from the issuance of preferred stock and senior debt and positive operating cash flows, partially offset by lower fixed income and equity valuations, common share repurchases, net reductions in contractholder funds and dividends paid to shareholders.
Adopted Recognition and Measurement of Financial Assets and Financial Liabilities Beginning January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in realized capital gains and losses.
Limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

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
Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk primarily through investments in private equity and real estate.

First Quarter 2018 Form 10-Q 79

Investments

Portfolio composition by investment strategy
	As of March 31, 2018
($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$49,002	$7,594	$78	$56,674
Equity securities	5,497	1,321	168	6,986
Mortgage loans	4,679	—	—	4,679
Limited partnership interests	785	—	6,649	7,434
Short-term investments	3,015	409	—	3,424
Other	3,108	170	814	4,092
Total	$66,086	$9,494	$7,709	$83,289
% of total	79%	12%	9%

Unrealized net capital gains and losses
Fixed income securities	$538	$(74)	$1	$465
Limited partnership interests	—	—	1	1
Other	(1)	—	—	(1)
Total	$537	$(74)	$2	$465

Fixed income securities by type
	Fair value as of
($ in millions)	March 31, 2018	December 31, 2017
U.S. government and agencies	$3,406	$3,616
Municipal	8,569	8,328
Corporate	41,851	44,026
Foreign government	979	1,021
Asset-backed securities (“ABS”)	1,197	1,272
Residential mortgage-backed securities (“RMBS”)	550	578
Commercial mortgage-backed securities (“CMBS”)	99	128
Redeemable preferred stock	23	23
Total fixed income securities	$56,674	$58,992
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of March 31, 2018, 88.4% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

80 www.allstate.com

Investments

Fair value and unrealized net capital gains and losses for fixed income securities by credit quality
	As of March 31, 2018
	Investment grade		Below investment grade		Total
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,406	$33	$—	$—	$3,406	$33
Municipal
Tax exempt	6,270	(69)	40	—	6,310	(69)
Taxable	2,221	230	38	4	2,259	234
Corporate
Public	27,085	76	3,527	(13)	30,612	63
Privately placed	8,789	106	2,450	(17)	11,239	89
Foreign government	972	11	7	—	979	11
ABS
Collateralized debt obligations (“CDO”)	426	(1)	34	5	460	4
Consumer and other asset-backed securities (“Consumer and other ABS”)	730	(3)	7	—	737	(3)
RMBS
U.S. government sponsored entities (“U.S. Agency”)	95	2	—	—	95	2
Non-agency	28	1	427	94	455	95
CMBS	32	—	67	4	99	4
Redeemable preferred stock	23	2	—	—	23	2
Total fixed income securities	$50,077	$388	$6,597	$77	$56,674	$465
Municipal bonds, including tax exempt and taxable securities, totaled $8.57 billion as of March 31, 2018 with 99.1% rated investment grade and an unrealized net capital gain of $165 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $41.85 billion as of March 31, 2018, with an unrealized net capital gain of $152 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $1.20 billion as of March 31, 2018, with 96.6% rated investment grade and an unrealized net capital gain of $1 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $460 million as of March 31, 2018, with 92.6% rated investment grade and an unrealized net capital gain of $4 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $737 million as of March 31, 2018, with 99.1% rated investment grade. Consumer and other ABS consists of $295 million of consumer auto, $168 million of credit card and $274 million of other ABS with unrealized net capital losses of $3 million and $1 million and an unrealized net capital gain of $1 million, respectively.
RMBS totaled $550 million as of March 31, 2018, with 22.4% rated investment grade and an unrealized net capital gain of $97 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $455 million as of March 31, 2018, with 6.2% rated investment grade and an unrealized net capital gain of $95 million.
CMBS totaled $99 million as of March 31, 2018, with 32.3% rated investment grade and an unrealized net capital gain of $4 million. The CMBS investments are primarily traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. The equity securities portfolio was $6.99 billion as of March 31, 2018.
Mortgage loans, which are primarily held in the life and annuity portfolios, totaled $4.68 billion as of March 31, 2018 and primarily comprise loans secured by first mortgages on developed commercial real estate.

First Quarter 2018 Form 10-Q 81

Investments

Limited partnership interests include interests in private equity funds, real estate funds and other funds.

Carrying value and other information for limited partnership interests
	As of March 31, 2018
($ in millions)	Limited partnership interests (1)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$5,437	134	264	$190
Real estate	1,212	42	83	88
Other	785	13	15	306
Total	$7,434	189	362

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value. See Note 1 of the condensed consolidated financial statements. The carrying value includes equity method of accounting limited partnerships of $5.77 billion and limited partnerships carried at fair value of $1.66 billion.

Unrealized net capital gains totaled $465 million as of March 31, 2018 compared to $2.63 billion as of December 31, 2017.

Unrealized net capital gains and losses
($ in millions)	March 31, 2018	December 31, 2017
U.S. government and agencies	$33	$36
Municipal	165	275
Corporate	152	1,030
Foreign government	11	16
ABS	1	6
RMBS	97	98
CMBS	4	4
Redeemable preferred stock	2	2
Fixed income securities	465	1,467
Equity securities (1)	—	1,160
Derivatives	(1)	(1)
EMA limited partnerships	1	1
Unrealized net capital gains and losses, pre-tax	$465	$2,627

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in realized capital gains and losses and are no longer included in the table above. Upon adoption of the new guidance on January 1, 2018, $1.16 billion of pre-tax unrealized net capital gains for equity securities were reclassified from accumulated other comprehensive income to retained income. See Note 1 of the condensed consolidated financial statements.

The unrealized net capital gain for the fixed income portfolio totaled $465 million, comprised of $1.21 billion of gross unrealized gains and $745 million of gross unrealized losses as of March 31, 2018. This compares to an unrealized net capital gain for the fixed income portfolio totaling $1.47 billion, comprised of $1.75 billion of gross unrealized gains and $283 million of gross unrealized losses as of December 31, 2017. Fixed income valuations decreased on higher market yields from wider credit spreads and an increase in long-term risk-free interest rates.

82 www.allstate.com

Investments

Gross unrealized gains and losses on fixed income securities by type and sector
	As of March 31, 2018
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$12,736	$138	$(204)	$12,670
Utilities	5,657	282	(82)	5,857
Capital goods	4,673	58	(78)	4,653
Banking	3,633	13	(53)	3,593
Communications	2,964	38	(50)	2,952
Technology	3,239	22	(46)	3,215
Financial services	2,731	42	(32)	2,741
Energy	2,126	59	(23)	2,162
Transportation	1,683	57	(20)	1,720
Basic industry	1,923	48	(19)	1,952
Other	334	6	(4)	336
Total corporate fixed income portfolio	41,699	763	(611)	41,851
U.S. government and agencies	3,373	50	(17)	3,406
Municipal	8,404	257	(92)	8,569
Foreign government	968	21	(10)	979
ABS	1,196	11	(10)	1,197
RMBS	453	100	(3)	550
CMBS	95	6	(2)	99
Redeemable preferred stock	21	2	—	23
Total fixed income securities	$56,209	$1,210	$(745)	$56,674
The consumer goods, utilities and capital goods sectors comprise 30%, 14% and 11%, respectively, of the carrying value of our corporate fixed income securities portfolio as of March 31, 2018. The consumer goods, utilities and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2018.

In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

First Quarter 2018 Form 10-Q 83

Investments

Net investment income
	Three months ended March 31,
($ in millions)	2018	2017
Fixed income securities	$508	$518
Equity securities	34	44
Mortgage loans	51	55
Limited partnership interests (1)	180	120
Short-term investments	12	6
Other	66	56
Investment income, before expense	851	799
Investment expense (2) (3)	(65)	(51)
Net investment income	$786	$748

Market-based core	$583	$585
Market-based active	71	74
Performance-based	197	140
Investment income, before expense	$851	$799

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Investment expense includes $18 million and $10 million of investee level expenses in the first quarter of 2018 and 2017, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(3)
Investment expense includes $4 million and $2 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the first quarter of 2018 and 2017, respectively.

Net investment income increased 5.1% or $38 million in the first quarter of 2018 compared to the first quarter of 2017 and benefited from performance-based investment results, primarily from limited partnerships, partially offset by lower market-based portfolio income and higher expenses.

Performance-based investment income
	Three months ended March 31,
($ in millions)	2018	2017
Limited partnerships
Private equity	$177	$114
Real estate	3	6
Performance-based - limited partnerships	180	120

Non-limited partnerships
Private equity	2	9
Real estate	15	11
Performance-based - non-limited partnerships	17	20

Total
Private equity	179	123
Real estate	18	17
Total performance-based	$197	$140

Investee level expenses (1)	$(16)	$(9)

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income increased 40.7% or $57 million in the first quarter of 2018 compared to the first quarter of 2017. The increase reflects asset appreciation and the continued growth of our performance-based portfolio.

Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

84 www.allstate.com

Investments

Components of realized capital gains and losses and the related tax effect
	Three months ended March 31,
($ in millions)	2018	2017
Impairment write-downs
Fixed income securities	$(1)	$(13)
Equity securities (1)	—	(20)
Limited partnership interests	—	(7)
Other investments	—	(3)
Total impairment write-downs	(1)	(43)
Change in intent write-downs (1)	—	(16)
Net OTTI losses recognized in earnings	(1)	(59)
Sales (1)	(42)	208
Valuation of equity investments (1)	(83)	—
Valuation and settlements of derivative instruments	(8)	(15)
Realized capital gains and losses, pre-tax	(134)	134
Income tax benefit (expense)	28	(46)
Realized capital gains and losses, after-tax	$(106)	$88

Market-based core	$(77)	$87
Market-based active	(49)	59
Performance-based	(8)	(12)
Realized capital gains and losses, pre-tax	$(134)	$134

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

Realized capital gains and losses in the three months ended March 31, 2018 primarily related to declines in the valuation of equity investments and net realized capital losses on sales.
Sales resulted in $42 million of net realized capital losses in the three months ended March 31, 2018. Sales include fixed income securities in connection with ongoing portfolio management.
Valuation of equity investments resulted in net realized capital losses of $83 million for the three months ended March 31, 2018, which includes $93 million of declines in the valuation of equity securities and $10 million appreciation for certain limited partnerships where the underlying assets primarily consist of public equity securities.
Valuation and settlements of derivative instruments resulted in net realized capital losses of $8 million for the three months ended March 31, 2018, primarily comprised of losses on foreign currency contracts due to the weakening of the U.S. Dollar.

Realized capital gains and losses for performance-based investments
	Three months ended March 31,
($ in millions)	2018	2017
Limited partnerships (1)	$—	$(9)
Non-limited partnerships	(8)	(3)
Total performance-based	$(8)	$(12)

(1)
Other limited partnership interests where the underlying assets primarily consist of public equity securities are held in the market-based core portfolio and are not included in the table above and resulted in net gains of $10 million and $49 million in the first quarter of 2018 and 2017, respectively.

Net realized capital losses on performance-based investments were $8 million in the first quarter of 2018 and included derivative losses related to the hedging of foreign currency risk.

First Quarter 2018 Form 10-Q 85

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	March 31, 2018	December 31, 2017
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$24,427	$22,245
Accumulated other comprehensive (loss) income	(1,150)	306
Total shareholders’ equity	23,277	22,551
Debt	6,847	6,350
Total capital resources	$30,124	$28,901

Ratio of debt to shareholders’ equity	29.4%	28.2%
Ratio of debt to capital resources	22.7%	22.0%
Shareholders’ equity increased in the first three months of 2018, primarily due to net income and issuance of preferred stock, partially offset by common share repurchases and dividends paid to shareholders. In the three months ended March 31, 2018, we paid dividends of $132 million and $29 million related to our common and preferred shares, respectively.
Preferred stock and debt issuances On March 29, 2018, we issued 23,000 shares of 5.625% Fixed Rate Noncumulative Perpetual Preferred Stock, Series G, for aggregate proceeds of $575 million, $250 million of Floating Rate Senior Notes due 2021 and $250 million Floating Rate Senior Notes due 2023. The proceeds of these issuances are for general corporate purposes, including the redemption, repayment or repurchase of certain preferred stock or debt.
Redemption of debt On April 13, 2018, we called for the redemption of our $224 million Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures (“Subordinated Debentures”). The Subordinated Debentures will be redeemed on May 13, 2018 at a redemption price equal to 100% of the outstanding principal of $224 million plus accrued and unpaid interest of $2 million.
Common share repurchases As of March 31, 2018, there was $935 million remaining on the $2.00 billion common share repurchase program that is expected to be completed by February 2019.
In December 2017, we entered into an accelerated share repurchase agreement (“ASR agreement”) with Morgan Stanley & Co. LLC to purchase $300 million of our outstanding common stock. This ASR agreement settled on January 5, 2018.
During the first three months of 2018, we repurchased 3.5 million common shares for $333 million in the market and under the ASR agreement.
Common shareholder dividends On January 2, 2018, we paid common shareholder dividends of $0.37. On February 7, 2018, we declared a common shareholder dividend of $0.46 payable on April 2, 2018.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. Our preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. In April 2018, A.M. Best upgraded The Allstate Corporation’s debt and short-term issuer ratings of a- and AMB-1 to a and AMB-1+, respectively, and affirmed the insurance financial strength ratings of A+ for Allstate Insurance Company (“AIC”), Allstate Life Insurance Company (“ALIC”) and Allstate Assurance Company. The outlook for the ratings is stable. There have been no changes to any of our ratings from S&P or Moody’s since December 31, 2017.
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

86 www.allstate.com

Capital Resources and Liquidity

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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $3.86 billion as of March 31, 2018, comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. This provides funds for the parent company’s fixed charges and other corporate purposes.
In the first three months of 2018, AIC paid dividends totaling $1.20 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $1.20 billion of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of March 31, 2018, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first three months of 2018, we did not defer interest payments on the subordinated debentures.

Additional resources to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2018, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.6% as of March 31, 2018. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the first quarter of 2018.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission (“SEC”) on April 30, 2018. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 548 million shares of treasury stock as of March 31, 2018), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

First Quarter 2018 Form 10-Q 87

Capital Resources and Liquidity

Liquidity exposure Contractholder funds were $19.14 billion as of March 31, 2018.

Contractholder funds by contractual withdrawal provisions
($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,959	15.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,816	25.2
Market value adjustments (2)	1,304	6.8
Subject to discretionary withdrawal without adjustments (3)	10,060	52.6
Total contractholder funds (4)	$19,139	100.0%

(1)	Includes $925 million of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$782 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $722 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
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

In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.0% and 6.2% in the first quarter of 2018 and 2017, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

88 www.allstate.com

Recent Developments

Recent Developments
The following updates the regulation disclosures included in Part I, Item 1. Regulation in our annual report on Form 10-K for the year-ended December 31, 2017.
Department of Labor. In March 2018, the U.S. Court of Appeals for the Fifth Circuit overturned the Department of Labor (“DOL”) Fiduciary Rule (“the Rule”). This ruling vacates the Rule in total, including those requirements, such as the impartial conduct standards, that became effective in June 2017. It is yet to be determined whether the DOL will file a petition for rehearing or appeal the decision. Barring any request for a rehearing or an appeal by the DOL, the Court’s ruling is expected to take effect in May 2018. Other state and federal regulators, such as the SEC, are considering implementation of impartial conduct or best interest standards. Such proposals, if effective, could impact products provided by Allstate agencies and Allstate’s broker-dealer, their sales processes, volumes, and producer compensation arrangements.

First Quarter 2018 Form 10-Q 89

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
Insurance Industry Risks (1) adverse changes in the nature and level of catastrophes and severe weather events; (2) our catastrophe management strategy on premium growth; (3) unexpected increases in the frequency or severity of claims; (4) the cyclical nature of the property and casualty business; (5) the availability of reinsurance at current levels and prices; (6) risk of our reinsurers; (7) changing climate and weather conditions; (8) changes in underwriting and actual experience; (9) changes in reserve estimates; (10) changes in estimates of profitability on interest-sensitive life products
Financial Risks (11) conditions in the global economy and capital markets; (12) a downgrade in our financial strength ratings; (13) the effect of adverse capital and credit market conditions; (14) possible impairments in the value of goodwill; (15) the realization of deferred tax assets; (16) restrictions on our subsidiaries’ ability to pay dividends; (17) restrictions under the terms of certain of our securities on our ability to pay dividends or repurchase our stock
Investment Risks (18) market risk and declines in credit quality relating to our investment portfolio; (19) our subjective determination of the amount of realized capital losses recorded for impairments of our investments and the fair value of our fixed income and equity securities; (20) the influence of changes in market interest rates or performance-based investment returns on our annuity business
Operational Risks (21) impacts of new or changing technologies, including those impacting personal transportation, on our business; (22) failure in cyber or other information security, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning; (23) the impact of a large scale pandemic, the threat or occurrence of terrorism or military action; (24) loss of key vendor relationships or failure of a vendor to protect confidential, proprietary and personal information; (25) intellectual property infringement, misappropriation and third party claims
Regulatory and Legal Risks (26) regulatory changes, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (27) regulatory reforms and restrictive regulations; (28) changes in tax laws; (29) our ability to mitigate the capital impact associated with statutory reserving and capital requirements; (30) changes in accounting standards; (31) losses from legal and regulatory actions; (32) our participation in state industry pools and facilities; (33) impacts from the Covered Agreement, including changes in state insurance laws
Strategic Risks (34) competition in the insurance industry; (35) market convergence and regulatory changes on our risk segmentation and pricing; (36) acquisitions and divestitures of businesses; and (37) reducing our concentration in spread-based business and exiting certain distribution channels
Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent annual report on Form 10-K. Forward-looking statements are as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

90 www.allstate.com

Other Information Part II.

Part II. Other Information
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulatory and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 12 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
January 1, 2018 - January 31, 2018
ASR Agreement (2)	428,182	$102.8811	428,182
Open Market Purchases	89	104.7100	—
February 1, 2018 - February 28, 2018
Open Market Purchases	1,307,288	93.9547	1,129,936
March 1, 2018 - March 31, 2018
Open Market Purchases	1,921,867	94.7978	1,921,867
Total	3,657,426	$95.4430	3,479,985	$935 million

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

January: 89
February: 177,352
March: —

(2)
On December 8, 2017, Allstate entered into an accelerated share repurchase agreement (“ASR Agreement’) with Morgan Stanley & Co. LLC to purchase $300 million of our outstanding shares of common stock, which settled on January 5, 2018. Under this ASR Agreement, we repurchased a total of 2.92 million shares at an average price of $102.8811.

(3)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4)	On August 1, 2017, we announced the approval of a common share repurchase program for $2 billion, which is expected to be completed by February 2019.

First Quarter 2018 Form 10-Q 91

Other Information Part II.

Item 6. Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Designations with respect to the Preferred Stock, Series G of the Registrant, dated March 27, 2018	8-K	1-11840	3.1	March 29, 2018
4.1
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

4.2	Deposit Agreement, dated March 29, 2018, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein	8-K	1-11840	4.1	March 29, 2018
4.3	Form of Series G Preferred Stock Certificate (included as Exhibit A to Exhibit 3.1 above)	8-K	1-11840	4.2	March 29, 2018
4.4	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.2 above)	8-K	1-11840	4.3	March 29, 2018
10.1	Offer Letter dated September 30, 2016, to John Dugenske					X
10.2	Form of Performance Stock Award Agreement for awards granted on or after April 12, 2018, under The Allstate Corporation 2013 Equity Incentive Plan					X
10.3	Form of Option Award Agreement for awards granted on or after April 12, 2018, under The Allstate Corporation 2013 Equity Incentive Plan					X
10.4	Form of Restricted Stock Unit Award Agreement for awards granted on or after April 12, 2018, under The Allstate Corporation 2013 Equity Incentive Plan					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 1, 2018, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

92 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 1, 2018	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller, and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

First Quarter 2018 Form 10-Q 93