Form 10-Q
period 2018-06-30
ALLSTATE CORP
filed 2018-08-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
As of July 17, 2018, the registrant had 346,232,355 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
June 30, 2018

Condensed Consolidated Financial Statements

Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues
Property and casualty insurance premiums	$8,460	$8,018	$16,746	$15,977
Life premiums and contract charges	612	591	1,228	1,184
Other revenue	228	226	444	436
Net investment income	824	897	1,610	1,645
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(4)	(47)	(4)	(109)
OTTI losses reclassified (from) to other comprehensive income	—	(3)	(1)	—
Net OTTI losses recognized in earnings	(4)	(50)	(5)	(109)
Sales and valuation changes on equity investments and derivatives	(21)	131	(154)	324
Total realized capital gains and losses	(25)	81	(159)	215
Total revenues	10,099	9,813	19,869	19,457

Costs and expenses
Property and casualty insurance claims and claims expense	5,792	5,689	10,941	11,105
Life contract benefits	483	486	987	960
Interest credited to contractholder funds	165	175	326	348
Amortization of deferred policy acquisition costs	1,296	1,176	2,569	2,345
Operating costs and expenses	1,407	1,312	2,762	2,619
Restructuring and related charges	27	53	49	63
Interest expense	86	83	169	168
Total costs and expenses	9,256	8,974	17,803	17,608

Gain on disposition of operations	2	12	3	14

Income from operations before income tax expense	845	851	2,069	1,863

Income tax expense	169	272	418	589

Net income	676	579	1,651	1,274

Preferred stock dividends	39	29	68	58

Net income applicable to common shareholders	$637	$550	$1,583	$1,216

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$1.82	$1.51	$4.50	$3.34
Weighted average common shares - Basic	349.2	363.6	351.6	364.6
Net income applicable to common shareholders per common share - Diluted	$1.80	$1.49	$4.43	$3.29
Weighted average common shares - Diluted	354.6	369.0	357.2	370.1
Cash dividends declared per common share	$0.46	$0.37	$0.92	$0.74

See notes to condensed consolidated financial statements.

Second Quarter 2018 Form 10-Q 1

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$676	$579	$1,651	$1,274

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(133)	270	(698)	473
Unrealized foreign currency translation adjustments	(7)	11	(11)	8
Unrecognized pension and other postretirement benefit cost	22	18	45	37
Other comprehensive (loss) income, after-tax	(118)	299	(664)	518

Comprehensive income	$558	$878	$987	$1,792

See notes to condensed consolidated financial statements.

2 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position

($ in millions, except par value data)	June 30, 2018	December 31, 2017
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $56,750 and $57,525)	$56,891	$58,992
Equity securities, at fair value (cost $5,846 and $5,461)	6,888	6,621
Mortgage loans	4,535	4,534
Limited partnership interests	7,679	6,740
Short-term, at fair value (amortized cost $3,123 and $1,944)	3,123	1,944
Other	4,125	3,972
Total investments	83,241	82,803
Cash	489	617
Premium installment receivables, net	5,953	5,786
Deferred policy acquisition costs	4,533	4,191
Reinsurance recoverables, net	8,910	8,921
Accrued investment income	589	569
Property and equipment, net	1,040	1,072
Goodwill	2,189	2,181
Other assets	3,154	2,838
Separate Accounts	3,271	3,444
Total assets	$113,369	$112,422
Liabilities
Reserve for property and casualty insurance claims and claims expense	$26,623	$26,325
Reserve for life-contingent contract benefits	12,213	12,549
Contractholder funds	18,888	19,434
Unearned premiums	13,824	13,473
Claim payments outstanding	894	875
Deferred income taxes	723	782
Other liabilities and accrued expenses	7,363	6,639
Long-term debt	6,448	6,350
Separate Accounts	3,271	3,444
Total liabilities	90,247	89,871
Commitments and Contingent Liabilities (Note 12)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 95.2 thousand and 72.2 thousand shares issued and outstanding, $2,380 and $1,805 aggregate liquidation preference	2,303	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 347 million and 355 million shares outstanding	9	9
Additional capital paid-in	3,391	3,313
Retained income	45,508	43,162
Deferred ESOP expense	(3)	(3)
Treasury stock, at cost (553 million and 545 million shares)	(26,818)	(25,982)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	83	85
Other unrealized net capital gains and losses	28	1,981
Unrealized adjustment to DAC, DSI and insurance reserves	(57)	(404)
Total unrealized net capital gains and losses	54	1,662
Unrealized foreign currency translation adjustments	(20)	(9)
Unrecognized pension and other postretirement benefit cost	(1,302)	(1,347)
Total accumulated other comprehensive income (“AOCI”)	(1,268)	306
Total shareholders’ equity	23,122	22,551
Total liabilities and shareholders’ equity	$113,369	$112,422

See notes to condensed consolidated financial statements.

Second Quarter 2018 Form 10-Q 3

Condensed Consolidated Financial Statements

The Allstate Corporate and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

($ in millions)	Six months ended June 30,
	2018	2017
	(unaudited)
Preferred stock par value	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,746	1,746
Preferred stock issuance	557	—
Preferred stock additional capital paid-in	2,303	1,746

Common stock	9	9
Additional capital paid-in
Balance, beginning of period	3,313	3,303
Forward contract on accelerated share repurchase agreement	45	(38)
Equity incentive plans activity	33	4
Balance, end of period	3,391	3,269

Retained income
Balance, beginning of period	43,162	40,678
Cumulative effect of change in accounting principle	1,088	—
Net income	1,651	1,274
Dividends on common stock	(325)	(272)
Dividends on preferred stock	(68)	(58)
Balance, end of period	45,508	41,622

Deferred ESOP expense	(3)	(6)

Treasury stock
Balance, beginning of period	(25,982)	(24,741)
Shares acquired	(892)	(646)
Shares reissued under equity incentive plans, net	56	146
Balance, end of period	(26,818)	(25,241)

Accumulated other comprehensive income
Balance, beginning of period	306	(416)
Cumulative effect of change in accounting principle	(910)	—
Change in unrealized net capital gains and losses	(698)	473
Change in unrealized foreign currency translation adjustments	(11)	8
Change in unrecognized pension and other postretirement benefit cost	45	37
Balance, end of period	(1,268)	102
Total shareholders’ equity	$23,122	$21,501

See notes to condensed consolidated financial statements.

4 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

($ in millions)	Six months ended June 30,
	2018	2017
Cash flows from operating activities	(unaudited)
Net income	$1,651	$1,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	248	238
Realized capital gains and losses	159	(215)
Gain on disposition of operations	(3)	(14)
Interest credited to contractholder funds	326	348
Changes in:
Policy benefits and other insurance reserves	(22)	228
Unearned premiums	211	34
Deferred policy acquisition costs	(80)	(65)
Premium installment receivables, net	(185)	(51)
Reinsurance recoverables, net	(9)	6
Income taxes	(257)	(42)
Other operating assets and liabilities	51	(393)
Net cash provided by operating activities	2,090	1,348
Cash flows from investing activities
Proceeds from sales
Fixed income securities	19,515	14,521
Equity securities	3,576	3,430
Limited partnership interests	182	481
Other investments	135	118
Investment collections
Fixed income securities	1,442	2,063
Mortgage loans	315	305
Other investments	235	337
Investment purchases
Fixed income securities	(20,401)	(17,214)
Equity securities	(3,901)	(3,473)
Limited partnership interests	(873)	(578)
Mortgage loans	(316)	(148)
Other investments	(535)	(532)
Change in short-term investments, net	(512)	2,142
Change in other investments, net	(35)	107
Purchases of property and equipment, net	(128)	(146)
Acquisition of operations	(10)	(1,356)
Net cash (used in) provided by investing activities	(1,311)	57
Cash flows from financing activities
Proceeds from issuance of long-term debt	498	—
Redemption and repayment of long-term debt	(401)	—
Proceeds from issuance of preferred stock	557	—
Contractholder fund deposits	506	515
Contractholder fund withdrawals	(997)	(957)
Dividends paid on common stock	(295)	(257)
Dividends paid on preferred stock	(58)	(58)
Treasury stock purchases	(838)	(657)
Shares reissued under equity incentive plans, net	28	108
Other	93	(53)
Net cash used in financing activities	(907)	(1,359)
Net (decrease) increase in cash	(128)	46
Cash at beginning of period	617	436
Cash at end of period	$489	$482
See notes to condensed consolidated financial statements.

Second Quarter 2018 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of June 30, 2018 and for the three month and six month periods ended June 30, 2018 and 2017 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
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
Upon adoption of the new guidance on January 1, 2018, $1.16 billion of pre-tax unrealized net capital gains for equity securities were reclassified from AOCI to retained income. The after-tax change in accounting for equity securities did not affect the Company’s total shareholders’ equity and the unrealized net capital gains of $910 million, reclassified to retained income will never be recognized in net income.
Upon adoption of the new guidance on January 1, 2018, the carrying value of cost method limited partnership interests increased $224 million, pre-tax, to fair value. The after-tax cumulative-effect increase in retained income of $177 million increased the Company’s shareholders’ equity but will never be recognized in net income thereby negatively impacting calculations of returns on equity.
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
Adoption of the guidance on January 1, 2018 under the modified retrospective approach resulted in the recognition of an immaterial after-tax net cumulative effect increase to the beginning balance of retained income. In addition to the net cumulative effect, the Company also recorded in the statement of financial position an increase of approximately $160 million pre-tax in unearned premiums with a corresponding $160 million pre-tax increase in DAC for protection plans sold directly to retailers for which SquareTrade Holding Company, Inc. (“SquareTrade”) is deemed to be the principal in the transaction. This impact offsets fully and did not impact retained income at the date of adoption.
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

6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Tax Reform
On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. As a result, the corporate tax rate is not comparable between periods. During 2017, the Company revalued its deferred tax assets and liabilities and recorded liabilities related to the transition to the modified territorial system for international taxation.  The impact of the Tax Legislation may differ from the Company’s preliminary estimates due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation. During the period ended June 30, 2018, the Company has not recorded any material adjustments to these provisional amounts.  The Company continues to refine the analysis and calculations, which could impact the provisional estimates previously recorded.  Accordingly, as of June 30, 2018, the Company has not fully completed the accounting for the Tax Legislation.
Pending accounting standards
Accounting for Leases
In February 2016, the FASB issued guidance revising the accounting for leases. Under the new guidance, lessees will be required to recognize a right-of-use (“ROU”) asset and lease liability for all leases other than those that are less than one year. The lease liability will be equal to the present value of lease payments. A ROU asset will be based on the lease liability adjusted for qualifying initial direct costs. The Company currently estimates that the recognition of the ROU asset and lease liability will result in an increase in both total assets and liabilities in the Condensed Consolidated Statement of Financial Position of approximately $500 million. The new guidance requires sellers in a sale-leaseback transaction to recognize the entire gain from the sale of an underlying asset at the time the sale is recognized rather than over the leaseback term. The carrying value of unrecognized gains on sale-leaseback transactions prior to January 1, 2019 are approximately $20 million, after-tax, and will be recorded as an increase to retained income.
The expense of operating leases under the new guidance will be recognized in the income statement on a straight-line basis by adjusting the amortization of the ROU asset to produce a straight-line expense when combined with the interest expense on the lease liability. For finance leases, the expense components

Second Quarter 2018 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

are computed separately and produce greater up-front expense compared to operating leases as interest expense on the lease liability is higher in early years and the ROU asset is amortized on a straight-line basis. Lease classification will be based on criteria similar to those currently applied. The accounting model for lessors will be similar to the current model with modifications to reflect definition changes for components such as initial direct costs. Lessors will continue to classify leases as operating, direct financing, or sales-type. The guidance is effective for reporting periods beginning after December 15, 2018, and will be implemented using the optional transition method that allows application of the transition provisions at the adoption date instead of the earliest date presented.
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
Other revenue presentation
Concurrent with the adoption of new FASB guidance on revenue from contracts with customers and the Company’s objective of providing more information related to revenues for our Service Businesses, the Company revised the presentation of total revenue to include other revenue. Previously, components of other revenue were presented within operating costs and expenses and primarily represent fees collected from policyholders relating to premium installment payments, commissions on sales of non-proprietary products, fee-based services and other revenue transactions. Other revenue is recognized when performance obligations are fulfilled. Prior periods have been reclassified to conform to current separate presentation of other revenue.

8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Computation of basic and diluted earnings per common share
($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$676	$579	$1,651	$1,274
Less: Preferred stock dividends	39	29	68	58
Net income applicable to common shareholders (1)	$637	$550	$1,583	$1,216

Denominator:
Weighted average common shares outstanding	349.2	363.6	351.6	364.6
Effect of dilutive potential common shares:
Stock options	3.8	4.3	3.9	4.2
Restricted stock units (non-participating) and performance stock awards	1.6	1.1	1.7	1.3
Weighted average common and dilutive potential common shares outstanding	354.6	369.0	357.2	370.1

Earnings per common share - Basic	$1.82	$1.51	$4.50	$3.34
Earnings per common share - Diluted	$1.80	$1.49	$4.43	$3.29

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.
The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.
Options to purchase 2.3 million and 2.5 million Allstate common shares, with exercise prices ranging from $81.42 to $102.84 and $74.03 to $86.61, were outstanding for the three month periods ended June 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per common share in those periods. Options to purchase 1.7 million and 2.6 million Allstate common shares, with exercise prices ranging from $81.42 to $102.84 and $69.95 to $86.61, were outstanding for the six month periods ended June 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per common share in those periods.

Note 3	Acquisition
On January 3, 2017, the Company acquired SquareTrade, a consumer product protection plan provider that distributes through many of America’s major retailers and Europe’s mobile operators, for $1.4 billion in cash. SquareTrade provides protection plans covering a variety of consumer electronics and appliances. This acquisition broadens Allstate’s unique product offerings to better meet consumers’ needs.
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
Of the $555 million assigned to other intangible assets, $465 million was attributable to acquired customer relationships and $69 million was assigned to the SquareTrade trade name which is considered to have an indefinite useful life. The amortization expense of intangible assets was $20 million and $23 million for the three months ended June 30, 2018 and 2017, respectively, and was $41 million and $46 million for the six months ended June 30, 2018 and 2017, respectively.

Second Quarter 2018 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Note 4	Reportable Segments

Reportable segments revenue information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Property-Liability
Insurance premiums
Auto	$5,705	$5,438	$11,296	$10,826
Homeowners	1,864	1,815	3,712	3,630
Other personal lines	455	436	899	867
Commercial lines	165	118	301	243
Allstate Protection	8,189	7,807	16,208	15,566
Discontinued Lines and Coverages	—	—	—	—
Total property-liability insurance premiums	8,189	7,807	16,208	15,566
Other revenue	184	181	358	348
Net investment income	353	387	690	695
Realized capital gains and losses	(15)	85	(110)	220
Total Property-Liability	8,711	8,460	17,146	16,829

Service Businesses
Consumer product protection plans	121	70	244	129
Roadside assistance	68	67	132	135
Finance and insurance products	82	74	162	147
Intersegment premiums and service fees (1)	29	28	58	56
Other revenue	16	17	32	33
Net investment income	6	4	11	7
Realized capital gains and losses	(2)	—	(6)	—
Total Service Businesses	320	260	633	507

Allstate Life
Traditional life insurance premiums	148	139	294	279
Accident and health insurance premiums	1	1	1	1
Interest-sensitive life insurance contract charges	177	179	358	360
Other revenue	28	28	54	55
Net investment income	130	123	252	243
Realized capital gains and losses	(3)	1	(6)	2
Total Allstate Life	481	471	953	940

Allstate Benefits
Traditional life insurance premiums	10	9	19	18
Accident and health insurance premiums	245	232	493	464
Interest-sensitive life insurance contract charges	28	28	57	56
Net investment income	19	19	38	36
Realized capital gains and losses	—	—	(2)	—
Total Allstate Benefits	302	288	605	574

Allstate Annuities
Fixed annuities contract charges	3	3	6	6
Net investment income	293	354	583	643
Realized capital gains and losses	6	(5)	(23)	(7)
Total Allstate Annuities	302	352	566	642

Corporate and Other
Net investment income	23	10	36	21
Realized capital gains and losses	(11)	—	(12)	—

Total Corporate and Other	12	10	24	21
Intersegment eliminations (1)	(29)	(28)	(58)	(56)
Consolidated revenues	$10,099	$9,813	$19,869	$19,457
(1) Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in the condensed consolidated financial statements.

10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Property-Liability
Allstate Protection	$419	$270	$1,381	$820
Discontinued Lines and Coverages	(3)	(5)	(6)	(7)
Total underwriting income	416	265	1,375	813
Net investment income	353	387	690	695
Income tax expense on operations	(157)	(207)	(425)	(475)
Realized capital gains and losses, after-tax	(12)	56	(87)	145
Gain on disposition of operations, after-tax	—	6	—	6
Property-Liability net income applicable to common shareholders	600	507	1,553	1,184

Service Businesses
Adjusted net income (loss)	1	(8)	(4)	(18)
Realized capital gains and losses, after-tax	(1)	—	(4)	—
Amortization of purchased intangible assets, after-tax	(16)	(15)	(32)	(30)
Service Businesses net loss applicable to common shareholders	(16)	(23)	(40)	(48)

Allstate Life
Adjusted net income	78	63	147	122
Realized capital gains and losses, after-tax	(2)	—	(4)	1
DAC and DSI amortization related to realized capital gains and losses, after-tax	(3)	(3)	(5)	(6)
Allstate Life net income applicable to common shareholders	73	60	138	117

Allstate Benefits
Adjusted net income	34	25	62	47
Realized capital gains and losses, after-tax	—	—	(2)	—
Allstate Benefits net income applicable to common shareholders	34	25	60	47

Allstate Annuities
Adjusted net income	44	65	79	94
Realized capital gains and losses, after-tax	5	(3)	(18)	(5)
Valuation changes on embedded derivatives not hedged, after-tax	—	(1)	4	(1)
Gain on disposition of operations, after-tax	1	—	2	2
Allstate Annuities net income applicable to common shareholders	50	61	67	90

Corporate and Other
Adjusted net loss	(95)	(80)	(185)	(161)
Realized capital gains and losses, after-tax	(9)	—	(10)	—
Business combination expenses, after-tax	—	—	—	(13)
Corporate and Other net loss applicable to common shareholders	(104)	(80)	(195)	(174)

Consolidated net income applicable to common shareholders	$637	$550	$1,583	$1,216

Second Quarter 2018 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Amortized cost, gross unrealized gains and losses and fair value for fixed income securities
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
June 30, 2018
U.S. government and agencies	$3,182	$40	$(16)	$3,206
Municipal	9,454	245	(71)	9,628
Corporate	41,584	590	(759)	41,415
Foreign government	917	18	(9)	926
Asset-backed securities (“ABS”)	1,084	9	(8)	1,085
Residential mortgage-backed securities (“RMBS”)	424	98	(2)	520
Commercial mortgage-backed securities (“CMBS”)	84	6	(2)	88
Redeemable preferred stock	21	2	—	23
Total fixed income securities	$56,750	$1,008	$(867)	$56,891

December 31, 2017
U.S. government and agencies	$3,580	$56	$(20)	$3,616
Municipal	8,053	311	(36)	8,328
Corporate	42,996	1,234	(204)	44,026
Foreign government	1,005	27	(11)	1,021
ABS	1,266	13	(7)	1,272
RMBS	480	101	(3)	578
CMBS	124	6	(2)	128
Redeemable preferred stock	21	2	—	23
Total fixed income securities	$57,525	$1,750	$(283)	$58,992

Scheduled maturities for fixed income securities
($ in millions)	As of June 30, 2018
	Amortized cost	Fair value
Due in one year or less	$4,289	$4,293
Due after one year through five years	28,481	28,384
Due after five years through ten years	15,933	15,673
Due after ten years	6,455	6,848
	55,158	55,198
ABS, RMBS and CMBS	1,592	1,693
Total	$56,750	$56,891
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed income securities	$509	$527	$1,017	$1,045
Equity securities	61	49	95	93
Mortgage loans	60	50	111	105
Limited partnership interests (1)(2)	173	253	353	373
Short-term investments	19	6	31	12
Other	68	60	134	116
Investment income, before expense	890	945	1,741	1,744
Investment expense	(66)	(48)	(131)	(99)
Net investment income	$824	$897	$1,610	$1,645

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Includes net investment income of $143 million and $246 million for EMA limited partnership interests and $30 million and $107 million for limited partnership interests carried at fair value for the three and six months ended June 30, 2018, respectively.

12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Realized capital gains and losses by asset type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed income securities	$(80)	$32	$(123)	$37
Equity securities	74	19	(19)	125
Mortgage loans	2	—	2	—
Limited partnership interests	(43)	31	(33)	71
Derivatives	23	(8)	15	(23)
Other	(1)	7	(1)	5
Realized capital gains and losses	$(25)	$81	$(159)	$215

Realized capital gains and losses by transaction type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Impairment write-downs (1)	$(4)	$(28)	$(5)	$(71)
Change in intent write-downs (1)	—	(22)	—	(38)
Net OTTI losses recognized in earnings	(4)	(50)	(5)	(109)
Sales (1)	(75)	139	(117)	347
Valuation of equity investments (1)	34	—	(49)	—
Valuation and settlements of derivative instruments	20	(8)	12	(23)
Realized capital gains and losses	$(25)	$81	$(159)	$215

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

Gross gains of $29 million and gross losses of $107 million were realized on sales of fixed income securities during the three months ended June 30, 2018. Gross gains of $141 million and gross losses of $50 million were realized on sales of fixed income and equity securities during the three months ended June 30, 2017.

Gross gains of $74 million and gross losses of $194 million were realized on sales of fixed income securities during the six months ended June 30, 2018. Gross gains of $376 million and gross losses of $125 million were realized on sales of fixed income and equity securities during the six months ended June 30, 2017.

Valuation changes included in net income for investments still held as of June 30, 2018
($ in millions)	Three months ended June 30, 2018	Six months ended June 30, 2018
Equity securities (1)	$94	$71
Limited partnership interests carried at fair value (1)	28	106
Total valuation changes	$122	$177

(1)
Investments held at the end of a prior quarter that were sold in the current quarter are not included in the year-to-date amounts shown in the table above; therefore, the sum of the quarterly amounts may not equal the year-to-date amount.

Second Quarter 2018 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

OTTI losses by asset type
($ in millions)	Three months ended June 30, 2018			Three months ended June 30, 2017
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$(2)	$(3)
ABS	(1)	—	(1)	(1)	—	(1)
RMBS	(1)	—	(1)	—	—	—
CMBS	—	—	—	(2)	(1)	(3)
Total fixed income securities	(2)	—	(2)	(4)	(3)	(7)
Equity securities (1)	—	—	—	(32)	—	(32)
Limited partnership interests (1)	(1)	—	(1)	(9)	—	(9)
Other	(1)	—	(1)	(2)	—	(2)
OTTI losses	$(4)	$—	$(4)	$(47)	$(3)	$(50)

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$(2)	$(3)
Corporate	—	—	—	(9)	3	(6)
ABS	(1)	—	(1)	(1)	—	(1)
RMBS	(1)	—	(1)	(1)	(3)	(4)
CMBS	—	(1)	(1)	(8)	2	(6)
Total fixed income securities	(2)	(1)	(3)	(20)	—	(20)
Equity securities (1)	—	—	—	(68)	—	(68)
Limited partnership interests (1)	(1)	—	(1)	(16)	—	(16)
Other	(1)	—	(1)	(5)	—	(5)
OTTI losses	$(4)	$(1)	$(5)	$(109)	$—	$(109)

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities and limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net income and are no longer included in the table above.

The total amount of OTTI losses included in AOCI at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $197 million and $208 million as of June 30, 2018 and December 31, 2017, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

OTTI losses included in AOCI at the time of impairment for fixed income securities
($ in millions)	June 30, 2018	December 31, 2017
Municipal	$(5)	$(5)
ABS	(12)	(15)
RMBS	(71)	(77)
CMBS	(4)	(4)
Total	$(92)	$(101)

Rollforward of the cumulative credit losses recognized in earnings for fixed income securities held as of June 30,
($ in millions)	Three months ended		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$(212)	$(294)	$(226)	$(318)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	(6)	(2)	(13)
Additional credit loss for securities not previously other-than-temporarily impaired	(1)	(1)	(1)	(7)
Reduction in credit loss for securities disposed or collected	7	19	22	56
Change in credit loss due to accretion of increase in cash flows	1	1	1	1
Ending balance	$(206)	$(281)	$(206)	$(281)
The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2018		Gains	Losses
Fixed income securities	$56,891	$1,008	$(867)	$141
Short-term investments	3,123	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships (1)				3
Unrealized net capital gains and losses, pre-tax				141
Amounts recognized for:
Insurance reserves (2)				—
DAC and DSI (3)				(72)
Amounts recognized				(72)
Deferred income taxes				(15)
Unrealized net capital gains and losses, after-tax				$54

(1)
Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ other comprehensive income. Fair value and gross unrealized gains and losses are not applicable.

(2)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at lower interest rates, resulting in a premium deficiency. This adjustment primarily relates to structured settlement annuities with life contingencies (a type of immediate fixed annuities).

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

Second Quarter 2018 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Change in unrealized net capital gains and losses
($ in millions)	Six months ended June 30, 2018
Fixed income securities	$(1,326)
Equity securities (1)	—
Derivative instruments	(2)
EMA limited partnerships	2
Total	(1,326)
Amounts recognized for:
Insurance reserves	315
DAC and DSI	124
Amounts recognized	439
Deferred income taxes	189
Decrease in unrealized net capital gains and losses, after-tax	$(698)
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

16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2018
Fixed income securities
U.S. government and agencies	67	$2,022	$(15)	11	$55	$(1)	$(16)
Municipal	2,456	4,039	(57)	151	268	(14)	(71)
Corporate	1,888	24,450	(603)	240	2,878	(156)	(759)
Foreign government	15	84	—	27	448	(9)	(9)
ABS	76	505	(5)	8	13	(3)	(8)
RMBS	143	35	(1)	181	40	(1)	(2)
CMBS	2	11	—	5	10	(2)	(2)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	4,648	$31,146	$(681)	623	$3,712	$(186)	$(867)
Investment grade fixed income securities	4,218	$27,970	$(573)	575	$3,537	$(168)	$(741)
Below investment grade fixed income securities	430	3,176	(108)	48	175	(18)	(126)
Total fixed income securities	4,648	$31,146	$(681)	623	$3,712	$(186)	$(867)

December 31, 2017
Fixed income securities
U.S. government and agencies	66	$2,829	$(18)	18	$182	$(2)	$(20)
Municipal	1,756	3,143	(24)	165	349	(12)	(36)
Corporate	781	11,616	(102)	208	3,289	(102)	(204)
Foreign government	45	580	(10)	5	44	(1)	(11)
ABS	57	476	(3)	9	34	(4)	(7)
RMBS	118	35	(1)	181	50	(2)	(3)
CMBS	2	1	—	6	23	(2)	(2)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,826	18,680	(158)	592	3,971	(125)	(283)
Equity securities	127	369	(12)	2	—	—	(12)
Total fixed income and equity securities	2,953	$19,049	$(170)	594	$3,971	$(125)	$(295)
Investment grade fixed income securities	2,706	$17,668	$(134)	535	$3,751	$(98)	$(232)
Below investment grade fixed income securities	120	1,012	(24)	57	220	(27)	(51)
Total fixed income securities	2,826	$18,680	$(158)	592	$3,971	$(125)	$(283)
As of June 30, 2018, $851 million of the $867 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $851 million, $730 million are related to unrealized losses on investment grade fixed income securities. Of the remaining $121 million, $107 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.

As of June 30, 2018, the remaining $16 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost. Investment grade fixed income securities comprising $11 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $16 million, $5 million are related to below investment grade fixed income securities. Of these amounts, $3 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2018.
ABS, RMBS and CMBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination

Second Quarter 2018 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

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
As of June 30, 2018, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of June 30, 2018 and December 31, 2017, the carrying value of EMA limited partnerships totaled $6.03 billion and $5.41 billion, respectively, and limited partnerships carried at fair value as of June 30, 2018, while at cost method as of December 31, 2017, totaled $1.65 billion and $1.33 billion, respectively.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2018.
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

Carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution
($ in millions)	June 30, 2018			December 31, 2017
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$3	$30	$33	$3	$—	$3
1.0 - 1.25	324	—	324	345	—	345
1.26 - 1.50	1,164	—	1,164	1,141	30	1,171
Above 1.50	2,909	101	3,010	2,949	62	3,011
Total non-impaired mortgage loans	$4,400	$131	$4,531	$4,438	$92	$4,530
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

Net carrying value of impaired mortgage loans
($ in millions)	June 30, 2018	December 31, 2017
Impaired mortgage loans with a valuation allowance	$4	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$4
Valuation allowance on impaired mortgage loans	$3	$3
The valuation allowance on impaired loans had no activity for the three months and six months ended

June 30, 2018 and 2017. The average balance of

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

impaired loans was $4 million and $5 million for the six months ended June 30, 2018 and 2017, respectively.

Payments on all mortgage loans were current as of June 30, 2018 and December 31, 2017.

Short-term investments
Short-term investments, including commercial paper, U.S. Treasury bills, money market funds and other short-term investments, are carried at fair value. As of June 30, 2018 and December 31, 2017, the fair value of short-term investments totaled $3.12 billion and $1.94 billion, respectively.

Other investments
Other investments primarily consist of bank loans, policy loans, real estate, agent loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Policy loans are carried at unpaid principal balances. Real estate is carried at cost less accumulated depreciation. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Derivatives are carried at fair value.

Other investments by asset type
($ in millions)	June 30, 2018	December 31, 2017
Bank loans	$1,702	$1,702
Policy loans	894	905
Real estate	769	632
Agent loans	570	538
Other	190	195
Total	$4,125	$3,972

Note 6	Fair Value of Assets and Liabilities
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

Second Quarter 2018 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

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
Over-the-counter (“OTC”) derivatives, including interest rate swaps, foreign currency swaps, total return swaps, foreign exchange forward contracts, certain options and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, implied volatilities, index price levels, currency rates, and credit spreads that are observable for substantially the full term of the contract. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.
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

Second Quarter 2018 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. We receive distributions of income and from liquidation of the underlying assets of the investees over the life of these investments, typically 10-12 years. As of June 30, 2018, the Company has commitments to invest $866 million in these limited partnership interests.

Assets and liabilities measured at fair value
	As of June 30, 2018
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$2,725	$481	$—		$3,206
Municipal	—	9,522	106		9,628
Corporate - public	—	30,594	76		30,670
Corporate - privately placed	—	10,550	195		10,745
Foreign government	—	926	—		926
ABS - CDO	—	378	9		387
ABS - consumer and other	—	625	73		698
RMBS	—	520	—		520
CMBS	—	62	26		88
Redeemable preferred stock	—	23	—		23
Total fixed income securities	2,725	53,681	485		56,891
Equity securities	6,240	357	291		6,888
Short-term investments	1,276	1,847	—		3,123
Other investments: Free-standing derivatives	—	126	1	$(23)	104
Separate account assets	3,271	—	—		3,271
Total recurring basis assets	13,512	56,011	777	(23)	70,277
Non-recurring basis (1)	—	—	8		8
Total assets at fair value	$13,512	$56,011	$785	$(23)	$70,285
% of total assets at fair value	19.2%	79.7%	1.1%	—%	100%

Investments reported at NAV					1,650
Total					$71,935

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(260)		$(260)
Other liabilities: Free-standing derivatives	—	(46)	—	$2	(44)
Total liabilities at fair value	$—	$(46)	$(260)	$2	$(304)
% of total liabilities at fair value	—%	15.1%	85.5%	(0.6)%	100%

(1)	Includes $2 million of limited partnership interests and $6 million of other assets written-down to fair value in connection with recognizing OTTI losses.

22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of December 31, 2017
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$3,079	$537	$—		$3,616
Municipal	—	8,227	101		8,328
Corporate - public	—	31,963	108		32,071
Corporate - privately placed	—	11,731	224		11,955
Foreign government	—	1,021	—		1,021
ABS - CDO	—	480	99		579
ABS - consumer and other	—	645	48		693
RMBS	—	578	—		578
CMBS	—	102	26		128
Redeemable preferred stock	—	23	—		23
Total fixed income securities	3,079	55,307	606		58,992
Equity securities	6,032	379	210		6,621
Short-term investments	264	1,660	20		1,944
Other investments: Free-standing derivatives	—	132	1	$(6)	127
Separate account assets	3,444	—	—		3,444
Total recurring basis assets	12,819	57,478	837	(6)	71,128
Non-recurring basis (1)	—	—	3		3
Total assets at fair value	$12,819	$57,478	$840	$(6)	$71,131
% of total assets at fair value	18.0%	80.8%	1.2%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(286)		$(286)
Other liabilities: Free-standing derivatives	(1)	(83)	—	$14	(70)
Total liabilities at fair value	$(1)	$(83)	$(286)	$14	$(356)
% of total liabilities at fair value	0.3%	23.3%	80.3%	(3.9)%	100%

(1)	Includes $3 million of limited partnership interests written-down to fair value in connection with recognizing OTTI losses.

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(231)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(252)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of June 30, 2018 and December 31, 2017, Level 3 fair value measurements of fixed income securities total $485 million and $606 million, respectively, and include $251 million and $271 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $57 million and $58 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

Second Quarter 2018 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three months period
		June 30, 2018
	Balance as of March 31, 2018	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$96	$—	$—	$—	$—
Corporate - public	77	—	(1)	—	—
Corporate - privately placed	215	(2)	—	20	(10)
ABS - CDO	10	—	—	—	—
ABS - consumer and other	62	—	—	5	(16)
CMBS	27	—	—	—	—
Total fixed income securities	487	(2)	(1)	25	(26)
Equity securities	242	13	—	—	—
Short-term investments	—	—	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$730	$11	$(1)	$25	$(26)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(262)	$1	$—	$—	$—
Total recurring Level 3 liabilities	$(262)	$1	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2018
Assets
Fixed income securities:
Municipal	$10	$—	$—	$—	$106
Corporate - public	—	—	—	—	76
Corporate - privately placed	2	(3)	—	(27)	195
ABS - CDO	—	—	—	(1)	9
ABS - consumer and other	30	(7)	—	(1)	73
CMBS	—	—	—	(1)	26
Total fixed income securities	42	(10)	—	(30)	485
Equity securities	49	(13)	—	—	291
Short-term investments	—	—	—	—	—
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$91	$(23)	$—	$(30)	$777
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(260)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(260)

(1)
The effect to net income totals $12 million and is reported in the Condensed Consolidated Statements of Operations as follows: $11 million in realized capital gains and losses and $1 million in life contract benefits.

(2)	Comprises $1 million of assets.

24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the six months period
		June 30, 2018
	Balance as of December 31, 2017	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$101	$1	$(1)	$—	$(2)
Corporate - public	108	—	(2)	4	(5)
Corporate - privately placed	224	(2)	(1)	20	(29)
ABS - CDO	99	—	—	—	(89)
ABS - consumer and other	48	—	1	10	(16)
CMBS	26	—	—	—	—
Total fixed income securities	606	(1)	(3)	34	(141)
Equity securities	210	16	—	—	—
Short-term investments	20	—	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$837	$15	$(3)	$34	$(141)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(286)	$24	$—	$—	$—
Total recurring Level 3 liabilities	$(286)	$24	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2018
Assets
Fixed income securities:
Municipal	$10	$(2)	$—	$(1)	$106
Corporate - public	—	(26)	—	(3)	76
Corporate - privately placed	15	(3)	—	(29)	195
ABS - CDO	—	—	—	(1)	9
ABS - consumer and other	75	(42)	—	(3)	73
CMBS	1	—	—	(1)	26
Total fixed income securities	101	(73)	—	(38)	485
Equity securities	79	(14)	—	—	291
Short-term investments	25	(45)	—	—	—
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$205	$(132)	$—	$(38)	$777
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$3	$(260)
Total recurring Level 3 liabilities	$—	$—	$(1)	$3	$(260)

(1)
The effect to net income totals $39 million and is reported in the Condensed Consolidated Statements of Operations as follows: $15 million in realized capital gains and losses, $19 million in interest credited to contractholder funds and $5 million in life contract benefits.

(2)	Comprises $1 million of assets.

Second Quarter 2018 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three months period
		June 30, 2017
	Balance as of March 31, 2017	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$124	$(2)	$5	$—	$—
Corporate - public	60	—	—	—	—
Corporate - privately placed	263	6	(7)	30	—
ABS - CDO	147	—	—	3	(122)
ABS - consumer and other	80	—	—	—	(5)
CMBS	25	—	—	—	—
Total fixed income securities	699	4	(2)	33	(127)
Equity securities	170	3	3	—	—
Short-term investments	35	—	—	—	—
Free-standing derivatives, net	(1)	2	—	—	—
Total recurring Level 3 assets	$903	$9	$1	$33	$(127)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(286)	$—	$—	$—	$—
Total recurring Level 3 liabilities	$(286)	$—	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2017
Assets
Fixed income securities:
Municipal	$5	$(18)	$—	$—	$114
Corporate - public	(1)	1	—	—	60
Corporate - privately placed	4	(29)	—	(1)	266
ABS - CDO	65	—	—	(2)	91
ABS - consumer and other	48	—	—	(3)	120
CMBS	—	—	—	(1)	24
Total fixed income securities	121	(46)	—	(7)	675
Equity securities	2	(12)	—	—	166
Short-term investments	5	(40)	—	—	—
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$128	$(98)	$—	$(7)	$842
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(285)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(285)

(1)
The effect to net income totals $9 million and is reported in the Condensed Consolidated Statements of Operations as follows: $5 million in realized capital gains and losses, $4 million in net investment income, $(1) million in interest credited to contractholder funds and $1 million in life contract benefits.

(2)	Comprises $1 million of assets.

26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the six months period
		June 30, 2017
	Balance as of December 31, 2016	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1) (1)	OCI
Assets
Fixed income securities:
Municipal	$125	$(1)	$6	$—	$(1)
Corporate - public	78	—	—	—	(16)
Corporate - privately placed	263	6	(2)	30	—
ABS - CDO	27	—	2	30	(122)
ABS - consumer and other	42	—	—	—	(7)
RMBS	1	—	—	—	—
CMBS	22	—	—	—	—
Total fixed income securities	558	5	6	60	(146)
Equity securities	163	13	3	—	(3)
Short-term investments	15	—	—	—	—
Free-standing derivatives, net	(2)	3	—	—	—
Other assets	1	(1)	—	—	—
Total recurring Level 3 assets	$735	$20	$9	$60	$(149)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(290)	$3	$—	$—	$—
Total recurring Level 3 liabilities	$(290)	$3	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2017
Assets
Fixed income securities:
Municipal	$5	$(20)	$—	$—	$114
Corporate - public	(1)	1	—	(2)	60
Corporate - privately placed	4	(29)	—	(6)	266
ABS - CDO	160	—	—	(6)	91
ABS - consumer and other	89	—	—	(4)	120
RMBS	—	—	—	(1)	—
CMBS	3	—	—	(1)	24
Total fixed income securities	260	(48)	—	(20)	675
Equity securities	3	(13)	—	—	166
Short-term investments	25	(40)	—	—	—
Free-standing derivatives, net	—	—	—	—	1	(2)
Other assets	—	—	—	—	—
Total recurring Level 3 assets	$288	$(101)	$—	$(20)	$842
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$3	$(285)
Total recurring Level 3 liabilities	$—	$—	$(1)	$3	$(285)

(1)
The effect to net income totals $23 million and is reported in the Condensed Consolidated Statements of Operations as follows: $7 million in realized capital gains and losses, $14 million in net investment income, $(6) million in interest credited to contractholder funds and $8 million in life contract benefits.

(2)	Comprises $1 million of assets.
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
There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2018 or 2017.

Second Quarter 2018 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three months and six months ended June 30, 2018 and 2017 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months and six months ended June 30, 2018 and 2017 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income for Level 3 assets and liabilities held as of
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Assets
Fixed income securities:
Municipal	$—	$(3)	$—	$(3)
Equity securities	13	4	15	14
Free-standing derivatives, net	—	2	—	3
Other assets	—	—	—	(1)
Total recurring Level 3 assets	$13	$3	$15	$13
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$1	$—	$24	$3
Total recurring Level 3 liabilities	$1	$—	$24	$3
The amounts in the table above represent gains and losses related to valuation changes included in net income for the period of time that the asset or liability was held and determined to be in Level 3. These gains and losses total $14 million for the three months ended June 30, 2018 and are reported as follows: $13 million in realized capital gains and losses and $1 million in life contract benefits. These gains and losses total $3 million for the three months ended June 30, 2017 and are reported as follows: $(1) million in realized capital gains and losses, $4 million in net investment income, $(1) million in interest credited to contractholder funds and $1 million in life contract benefits. These gains and losses total $39 million for the six months ended June 30, 2018 and are reported as follows: $15 million in realized capital gains and losses, $19 million in interest credited to contractholder funds and $5 million in life contract benefits.  These gains and losses total $16 million for the six months ended June 30, 2017 and are reported as follows: $14 million in net investment income, $(6) million in interest credited to contractholder funds and $8 million in life contract benefits.
Financial assets

Carrying values and fair value estimates of financial instruments not carried at fair value as of
($ in millions)	June 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,535	$4,582	$4,534	$4,732
Bank loans	1,702	1,704	1,702	1,704
Agent loans	570	562	538	536
The fair value measurements for mortgage loans, bank loans and agent loans are categorized as Level 3.
Financial liabilities

Carrying values and fair value estimates of financial instruments not carried at fair value as of
($ in millions)	June 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$9,806	$10,238	$10,367	$11,071
Long-term debt	6,448	6,890	6,350	7,199
Liability for collateral	1,665	1,665	1,124	1,124
The fair value measurement is Level 3 for contractholder funds on investment contracts and Level 2 for long-term debt and liability for collateral.

28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 7	Derivative Financial Instruments
The Company uses derivatives for risk reduction and to increase investment portfolio returns through asset replication. Risk reduction activity is focused on managing the risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations.
Asset replication refers to the “synthetic” creation of assets through the use of derivatives. The Company replicates fixed income securities using a combination of a credit default swap, index total return swap, or a foreign currency forward contract and one or more highly rated fixed income securities, primarily investment grade host bonds, to synthetically replicate the economic characteristics of one or more cash market securities. The Company replicates equity securities using futures, index total return swaps, and options to increase equity exposure.
Property-Liability may use interest rate swaps, swaptions, futures and options to manage the interest rate risks of existing investments. These instruments are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities. Fixed income index total return swaps are used to offset valuation losses in the fixed income portfolio during periods of declining fixed income market values. Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio. Equity index total return swaps, futures and options are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values. In addition, equity futures are used to hedge the market risk related to deferred compensation liability contracts. Forward contracts are primarily used by Property-Liability to hedge foreign currency risk associated with holding foreign currency denominated investments and foreign operations.
Asset-liability management is a risk management strategy that is principally employed by Allstate Life and Allstate Annuities to balance the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Fixed income index total return swaps are used to offset valuation losses in the portfolio during periods of declining market values. Credit default swaps are typically used to mitigate the credit risk within the Allstate Life and Allstate Annuities fixed income portfolios. Futures and options are used for hedging the equity exposure contained in equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, the Company uses equity index total return swaps, options and futures to offset valuation losses in the equity portfolio during periods of declining equity market values. Foreign currency swaps and forwards are primarily used to reduce the foreign currency risk associated with holding foreign currency denominated investments.
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income. The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide returns linked to equity values to contractholders.
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

Second Quarter 2018 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

periodic settlements, when applicable. With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.

Summary of the volume and fair value positions of derivative instruments as of June 30, 2018
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$13	n/a	$—	$—	$—
Financial options	Other investments	—	718	—	—	—
Equity and index contracts
Options	Other investments	—	54,180	98	98	—
Financial futures	Other assets	—	1,130	—	—	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	44	n/a	—	—	—
Total return swap agreements – equity index	Other investments	147	n/a	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	81	n/a	—	1	(1)
Credit default contracts
Credit default swaps – buying protection	Other investments	102	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	250	n/a	4	4	—
Other contracts
Other	Other assets	3	n/a	—	—	—
Total asset derivatives		$640	56,028	$102	$104	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$28	n/a	$1	$1	$—
Financial options	Other liabilities & accrued expenses	—	7,022	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	1,032	54,447	(19)	16	(35)
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	7	n/a	—	—	—
Total return swap agreements – equity index	Other liabilities & accrued expenses	22	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	384	n/a	3	5	(2)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	205	n/a	(19)	—	(19)
Guaranteed withdrawal benefits	Contractholder funds	252	n/a	(10)	—	(10)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,774	n/a	(231)	—	(231)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	331	n/a	(6)	1	(7)
Credit default swaps – selling protection	Other liabilities & accrued expenses	15	n/a	—	—	—
Total liability derivatives		4,050	61,469	(281)	$23	$(304)
Total derivatives		$4,690	117,497	$(179)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2017
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$15	n/a	$—	$—	$—
Equity and index contracts
Options	Other investments	—	6,316	125	125	—
Financial futures	Other assets	—	289	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	52	n/a	1	1	—
Credit default contracts
Credit default swaps – buying protection	Other investments	105	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other	Other assets	3	n/a	—	—	—
Total asset derivatives		$255	6,605	$126	$127	$(1)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	30	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	7,128	(58)	—	(58)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	650	n/a	(17)	3	(20)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	225	n/a	(22)	—	(22)
Guaranteed withdrawal benefits	Contractholder funds	274	n/a	(12)	—	(12)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,774	n/a	(252)	—	(252)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	136	n/a	(5)	—	(5)
Credit default swaps – selling protection	Other liabilities & accrued expenses	25	n/a	—	—	—
Subtotal		3,114	7,128	(365)	4	(369)
Total liability derivatives		3,133	7,128	(363)	$6	$(369)
Total derivatives		$3,388	13,733	$(237)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2018
Asset derivatives	$25	$(25)	$2	$2	$—	$2
Liability derivatives	(11)	25	(23)	(9)	—	(9)

December 31, 2017
Asset derivatives	$8	$(7)	$1	$2	$—	$2
Liability derivatives	(26)	7	7	(12)	3	(9)

(1)	All OTC derivatives are subject to enforceable master netting agreements.

Second Quarter 2018 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

Summary of the impacts of the foreign currency contracts in cash flow hedging relationships
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gain (loss) recognized in OCI on derivatives during the period	$1	$—	$1	$(2)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(3)	(1)	(3)	(1)
Gain reclassified from AOCI into income (net investment income)	—	1	—	1
Gain reclassified from AOCI into income (realized capital gains and losses)	3	—	3	—
Amortization of net gains from AOCI related to cash flow hedges is expected to be a gain of less than $1 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2018 or 2017.

Gains and losses from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains and losses	Life contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2018
Interest rate contracts	$1	$—	$—	$—	$1
Equity and index contracts	(1)	—	10	6	15
Embedded derivative financial instruments	—	1	1	—	2
Foreign currency contracts	19	—	—	(2)	17
Total return swaps	1	—	—	—	1
Total	$20	$1	$11	$4	$36

Six months ended June 30, 2018
Interest rate contracts	$1	$—	$—	$—	$1
Equity and index contracts	(3)	—	6	3	6
Embedded derivative financial instruments	—	5	21	—	26
Foreign currency contracts	12	—	—	(1)	11
Total return swaps	1	—	—	—	1
Credit default contracts	1	—	—	—	1
Total	$12	$5	$27	$2	$46

Three months ended June 30, 2017
Equity and index contracts	$—	$—	$9	$5	$14
Embedded derivative financial instruments	—	1	—	—	1
Foreign currency contracts	(8)	—	—	4	(4)
Total	$(8)	$1	$9	$9	$11

Six months ended June 30, 2017
Equity and index contracts	$(7)	$—	$22	$12	$27
Embedded derivative financial instruments	—	8	(4)	—	4
Foreign currency contracts	(15)	—	—	5	(10)
Credit default contracts	(1)	—	—	—	(1)
Total	$(23)	$8	$18	$17	$20
For the three months and six months ended June 30, 2018 and 2017, the Company had no derivatives used in fair value hedging relationships.
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of June 30, 2018, counterparties pledged $24 million in collateral to the Company, and the Company pledged $3 million in collateral to counterparties which includes $1 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $2 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and

32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

guarantee the execution of trades, thereby mitigating any potential credit risk.
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

For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of June 30, 2018, the counterparties pledged $1 million in collateral to the Company, and the Company pledged $16 million in the form of margin deposits.

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	June 30, 2018				December 31, 2017
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	—	$—	$—	$—	1	$18	$1	$—
A+	—	—	—	—	3	90	3	1
A-	2	34	2	—	—	—	—	—
BBB+	2	1,718	14	1	—	—	—	—
BBB	1	10	—	—	—	—	—	—
Total	5	$1,762	$16	$1	4	$108	$4	$1

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	June 30, 2018	December 31, 2017
Gross liability fair value of contracts containing credit-risk-contingent features	$10	$28
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(9)	(17)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(1)	(6)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$5
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

Second Quarter 2018 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

the cash market alternative. CDS typically have a five-year term.

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2018
Single name
Corporate debt	$—	$—	$10	$5	$15	$—
Index
Corporate debt	4	44	176	26	250	4
Total	$4	$44	$186	$31	$265	$4

December 31, 2017
Single name
Corporate debt	$—	$10	$10	$5	$25	$—
Index
Corporate debt	1	19	45	15	80	1
Total	$1	$29	$55	$20	$105	$1
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

34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Allstate’s reserves for asbestos claims were $856 million and $884 million, net of reinsurance recoverables of $392 million and $412 million, as of June 30, 2018 and December 31, 2017, respectively. Reserves for environmental claims were $159 million and $166 million, net of reinsurance recoverables of $36 million and $33 million, as of June 30, 2018 and December 31, 2017, respectively.

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Six months ended June 30,
($ in millions)	2018	2017
Balance as of January 1	$26,325	$25,250
Less reinsurance recoverables	(6,471)	(6,184)
Net balance as of January 1	19,854	19,066
SquareTrade acquisition as of January 3, 2017	—	17
Incurred claims and claims expense related to:
Current year	11,089	11,291
Prior years	(148)	(186)
Total incurred	10,941	11,105
Claims and claims expense paid related to:
Current year	(5,870)	(6,060)
Prior years	(4,809)	(4,450)
Total paid	(10,679)	(10,510)
Net balance as of June 30	20,116	19,678
Plus reinsurance recoverables	6,507	6,206
Balance as of June 30	$26,623	$25,884
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the period. This expense includes losses from catastrophes of $1.27 billion and $1.75 billion in the six months ended June 30, 2018 and 2017, respectively, net of reinsurance and other recoveries. Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position. During the six months ended June 30, 2018, incurred claims and claims expense included $148 million of prior year reserve reestimates, increasing net income, including favorable prior year reserve reestimates excluding catastrophes of $192 million and $44 million of unfavorable prior year reserve reestimates related to catastrophes.

Favorable prior year reserve reestimates excluding catastrophes is comprised of net decreases in auto reserves of $225 million, due to continued favorable personal lines auto injury coverage development and better than anticipated salvage and subrogation recoveries, offset by net increases in all other reserves of $33 million, primarily related to commercial lines. Unfavorable catastrophe loss reestimates of $44 million, net of reinsurance and other recoveries, include $78 million of unfavorable reestimates related to homeowners, including $37 million for anticipated Texas Windstorm Insurance Association (“TWIA”) assessments related to Hurricane Harvey (see Note 12), and $34 million of favorable reestimates, primarily related to auto.

Second Quarter 2018 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Note 9	Reinsurance

Effects of reinsurance ceded on property and casualty premiums earned and life premiums and contract charges
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Property and casualty insurance premiums earned	$(257)	$(254)	$(496)	$(500)
Life premiums and contract charges	(73)	(75)	(145)	(150)

Effects of reinsurance ceded on property and casualty insurance claims and claims expense, life contract benefits and interest credited to contractholder funds
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Property and casualty insurance claims and claims expense	$(138)	$(124)	$(325)	$(255)
Life contract benefits	(66)	(70)	(115)	(117)
Interest credited to contractholder funds	(7)	(6)	(11)	(11)

Note 10	Capital Structure
Debt On March 29, 2018, the Company issued $250 million of Floating Rate Senior Notes due 2021 (“2021 Senior Notes”) and $250 million of Floating Rate Senior Notes due 2023 (“2023 Senior Notes” and, together with the 2021 Senior Notes, the “Senior Notes”). The 2021 Senior Notes bear interest at a floating rate equal to three month LIBOR, reset quarterly on each interest reset date, plus 0.43% per year and the 2023 Senior Notes bear interest at a floating rate equal to three month LIBOR, reset quarterly on each interest reset date, plus 0.63% per year.  The Company will pay interest on the Senior Notes quarterly in arrears on March 29, June 29, September 29 and December 29 of each year, beginning on June 29, 2018.  The 2021 Senior Notes will mature on March 29, 2021, and the 2023 Senior Notes will mature on March 29, 2023. The Senior Notes will not be redeemable prior to the applicable maturity dates.
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
Redemption and repayment of debentures On May 13, 2018, the Company redeemed its $224 million Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures at a redemption price equal to 100% of the outstanding principal.
On May 15, 2018, the Company repaid $176 million of 6.75% Senior Debentures at maturity. The repayment was equal to 100% of the outstanding principal.

36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 11	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee severance and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses and settlements incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $27 million and $53 million during the three months ended June 30, 2018 and 2017, respectively, and $49 million and $63 million during the six months ended June 30, 2018 and 2017, respectively. Restructuring expenses in 2018 primarily related to realignment of certain employees to centralized talent centers as well as legal expenses and settlements.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2017	$15	$30	$45
Expense incurred	31	18	49
Adjustments to liability	1	(1)	—
Payments and non-cash pension settlements	(6)	(21)	(27)
Restructuring liability as of June 30, 2018	$41	$26	$67
The payments applied against the liability for employee costs primarily reflect severance costs and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

As of June 30, 2018, the cumulative amount incurred to date for active programs totaled $130 million for employee costs and $109 million for exit costs.

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
Texas Windstorm Insurance Association The Company participates as a member of TWIA, which provides wind and hail property coverage to coastal risks unable to procure coverage in the voluntary market. Wind and hail coverage is written on a TWIA-issued policy. TWIA follows a funding structure first utilizing currently available funds set aside from current and prior years. Under the current law, to the extent losses exceed premiums received from policyholders, TWIA utilizes a combination of reinsurance, TWIA issued securities, as well as member and policyholder assessments to fund loss payments.
On May 8, 2018, the TWIA Board announced an assessment related to Hurricane Harvey. As a result, the Company accrued $37 million for anticipated assessments. These costs are recorded in property and casualty insurance claims and claims expense as catastrophe losses on the Condensed Consolidated Statements of Operations. Any assessments from TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company.
Guarantees
Related to the sale of Lincoln Benefit Life Company on April 1, 2014, ALIC agreed to indemnify Resolution Life Holdings, Inc. in connection with certain representations, warranties and covenants of ALIC, and certain liabilities specifically excluded from the transaction, subject to specific contractual limitations regarding ALIC’s maximum obligation. Management does not believe these indemnifications will have a material effect on results of operations, cash flows or financial position of the Company.
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

Second Quarter 2018 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

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
The aggregate liability balance related to all guarantees was not material as of June 30, 2018.
Regulation and compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, prescribe rules or guidelines on how affiliates compete in the marketplace, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, and otherwise expand overall regulation of insurance products and the insurance industry. In addition, the Company is subject to laws and regulations administered and enforced by federal agencies, international agencies, and other organizations, including but not limited to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, the U.S. Equal Employment Opportunity Commission, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
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

38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $145 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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

Second Quarter 2018 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

The case of Maria Victoria Perez and Kaela Brown, et al. v. Allstate Insurance Company was filed in the U.S. District Court for the Eastern District of New York in April 2011. Plaintiffs alleged that no-fault claim adjusters have been improperly classified as exempt employees under the New York Labor Law and the Fair Labor Standards Act. Plaintiffs sought unpaid wages, liquidated damages, injunctive relief, compensatory and punitive damages, and attorneys’ fees. On September 16, 2014, the court certified a class of no-fault adjusters under the New York Labor Law and refused to decertify a Fair Labor Standards Act class of no-fault adjusters. The parties entered into a settlement agreement in May 2018 which is pending final approval by the court.
The Company is managing various disputes challenging the method in which it has applied deductibles relating to claims for personal injury protection benefits under Florida auto policies. These disputes include a putative class action and litigation involving individual plaintiffs.
Gail Pierce, et al. v. Allstate Insurance Company is a putative class action filed in August 2013 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. It is brought on behalf of all insureds and their health care provider assignees who submitted claims for personal injury protection under auto policies in effect from March 2008. In the policies at issue, the Company applied the personal injury protection deductible to health care provider charges after the Company reduced those charges for reasonableness. In Pierce and the individual matters, plaintiffs seek determinations that the Company must apply the personal injury protection deductible to the full amount charged by the providers. In addition to the difference in policy benefits that may result from applying the deductible to the full amount charged, plaintiffs also seek recovery of attorneys’ fees and costs pursuant to Florida statutes.
The question concerning how the personal injury protection deductible is to be applied under Florida law is currently pending before the Florida Supreme Court in a matter involving another insurer, Progressive v. Florida Hospital. Progressive appealed from a Fifth District Court of Appeals decision in favor of the health providers. Another appellate district subsequently ruled in favor of insurers in three separate appeals. The Florida Supreme Court indicated that it will decide the issues in Progressive without oral argument.
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
In May 2018, the court ruled on two additional Phase 4 summary judgment motions filed by Allstate. The court denied Allstate’s motion for summary judgment on several of the remaining plaintiffs’ state law claims, ruling that those claims are not barred by the statute of limitations. The court denied without prejudice Allstate’s renewed motion for summary judgment on the remaining plaintiffs’ age discrimination (disparate treatment) claims, ruling that Allstate could renew its motion when the trial court addresses those individual claims.
Allstate continues to reach agreements to settle the claims of individual plaintiffs. As a result of these settlements, plus several voluntary and involuntary dismissals of individual plaintiffs’ claims, there are fewer than 20 individual plaintiffs with claims remaining in the litigation.
The court has yet to decide the proper venue for trial, if necessary, of the remaining plaintiffs’ individual claims, but has stated that any trial in the Eastern District of Pennsylvania would take place in December 2018. The final resolution of these matters is subject to various uncertainties and complexities including how trials, post-trial motions, possible appeals with respect to the validity of the release, and any rulings on the merits will be resolved.
The three shareholder derivative actions described below are disclosed pursuant to SEC disclosure requirements for these types of matters, and the putative class action has been disclosed because these matters involve similar allegations.
In Biefeldt v. Wilson, et al., a plaintiff alleging to be a stockholder in the Company filed a shareholder derivative complaint in the Circuit Court for Cook County, Illinois, Chancery Division on August 3, 2017. The plaintiff seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint alleges breaches of fiduciary duty based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former chief financial officer, who is now the Company’s vice chairman, and the members of the board of directors during the relevant period. The defendants’ motion to dismiss the complaint was heard on May 8, 2018. On June 29, 2018, the court granted the motion to dismiss. On July 26, 2018, the

40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

court consolidated this matter with the IBEW Local No. 98 Pension Fund matter described below. The court granted the consolidated plaintiffs leave to file a consolidated complaint by August 10, 2018. Defendants must answer or respond to the consolidated complaint by September 24, 2018.
In IBEW Local No. 98 Pension Fund v. Wilson, et al., another plaintiff alleging to be a stockholder in the Company filed a shareholder derivative complaint in the Circuit Court for Cook County, Illinois, Chancery Division on April 12, 2018. The plaintiff seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint alleges breaches of fiduciary duty based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. The complaint also includes allegations concerning the exercise of stock options by the Company’s chairman, president and chief executive officer and several other members of our board of directors during the relevant period.  The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president and the members of the board of directors during the relevant period. On May 17, 2018, the court transferred this case to the same judge handling the Biefeldt v. Wilson, et al. lawsuit. On July 26, 2018, the court consolidated this matter with the Biefeldt matter described above. The court granted the consolidated plaintiffs leave to file a consolidated complaint by August 10, 2018. Defendants must answer or respond to the consolidated complaint by September 24, 2018.
In Sundquist v. Wilson, et al., another plaintiff alleging to be a stockholder in the Company filed a shareholder derivative complaint in federal court in the Northern District of Illinois on May 21, 2018. The plaintiff seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint alleges breaches of fiduciary duty based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. The complaint also asserts state law “misappropriation” claims based on stock option transactions by the Company’s chairman, president and chief executive officer, its former chief financial officer, who is now the Company’s vice chairman, and members of the board of directors. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former chief financial officer, who is now the Company’s vice chairman, and the members of the board of directors during the relevant period. Defendants must answer or respond to the complaint by August 7, 2018.
In re The Allstate Corp. Securities Litigation is a putative class action filed in November 2016 in the United States District Court for the Northern District of Illinois against the Company and several of its officers asserting claims under the federal securities laws. Plaintiffs seek an unspecified amount of damages, costs, attorney’s fees, and such other relief as the court deems appropriate. Plaintiffs allege that the Company and certain senior officers made allegedly material misstatements or omissions concerning claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance. Plaintiffs’ further allege that a senior officer engaged in stock option exercises and sales during that time allegedly while in possession of nonpublic information about claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. Defendants answered the complaint, disputing plaintiffs’ allegations that there was any misstatement or omission or other misconduct, after the court denied their motion to dismiss on February 27, 2018.

Second Quarter 2018 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

Note 13	Benefit Plans

Components of net periodic cost included in operating costs and expenses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Pension benefits
Service cost	$28	$28	$56	$57
Interest cost	61	66	121	132
Expected return on plan assets	(106)	(102)	(211)	(204)
Amortization of:
Prior service credit	(14)	(14)	(28)	(28)
Net actuarial loss	45	47	89	94
Settlement loss	7	8	14	16
Net periodic pension cost	$21	$33	$41	$67

Postretirement benefits
Service cost	$2	$2	$4	$4
Interest cost	4	3	7	7
Amortization of:
Prior service credit	(6)	(6)	(11)	(12)
Net actuarial gain	(5)	(6)	(11)	(12)
Net periodic postretirement credit	$(5)	$(7)	$(11)	$(13)

42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $41 million and $9 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans for the six months ended June 30, 2018 and 2017, respectively. Non-cash financing activities include $30 million and $42 million related to the issuance of Allstate common shares for vested equity awards for the six months ended June 30, 2018 and 2017, respectively.

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
The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

($ in millions)	Six months ended June 30,
	2018	2017
Net change in proceeds managed
Net change in fixed income securities	$122	$10
Net change in short-term investments	(663)	(7)
Operating cash flow (used) provided	$(541)	$3

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,124)	$(1,129)
Liabilities for collateral, end of period	(1,665)	(1,126)
Operating cash flow provided (used)	$541	$(3)
Second Quarter 2018 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

Note 15	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(249)	$53	$(196)	$479	$(167)	$312
Less: reclassification adjustment of realized capital gains and losses	(80)	17	(63)	64	(22)	42
Unrealized net capital gains and losses	(169)	36	(133)	415	(145)	270
Unrealized foreign currency translation adjustments	(9)	2	(7)	17	(6)	11
Unrecognized pension and other postretirement benefit cost arising during the period	1	—	1	(3)	2	(1)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(27)	6	(21)	(29)	10	(19)
Unrecognized pension and other postretirement benefit cost	28	(6)	22	26	(8)	18
Other comprehensive (loss) income	$(150)	$32	$(118)	$458	$(159)	$299

	Six months ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(990)	$208	$(782)	$901	$(315)	$586
Less: reclassification adjustment of realized capital gains and losses	(106)	22	(84)	174	(61)	113
Unrealized net capital gains and losses	(884)	186	(698)	727	(254)	473
Unrealized foreign currency translation adjustments	(14)	3	(11)	12	(4)	8
Unrecognized pension and other postretirement benefit cost arising during the period	4	(1)	3	(3)	2	(1)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(53)	11	(42)	(58)	20	(38)
Unrecognized pension and other postretirement benefit cost	57	(12)	45	55	(18)	37
Other comprehensive (loss) income	$(841)	$177	$(664)	$794	$(276)	$518

44 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive income for the three month and six month periods ended June 30, 2018 and 2017, shareholders’ equity and cash flows for the six month periods ended June 30, 2018 and 2017 and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
August 1, 2018

Second Quarter 2018 Form 10-Q 45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Month Periods Ended June 30, 2018 and 2017
Overview
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
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses and restructuring and related charges, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. Underwriting income is reconciled to net income applicable to common shareholders in the Property-Liability Operations section of Management’s Discussion and Analysis.
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

46 www.allstate.com

Highlights

Consolidated Net Income
($ in millions)

Consolidated net income increased 15.8% and 30.2% in the second quarter and first six months of 2018, respectively, compared to the prior periods, driven by higher Allstate Protection insurance premiums, lower catastrophe losses and a lower effective tax rate from the Tax Cuts and Jobs Act of 2017, partially offset by net realized capital losses compared to net realized capital gains in the prior period and lower net investment income.

The Property-Liability combined ratio improved in both periods, from 96.6 to 94.9 in the second quarter of 2018 and 94.8 to 91.5 in the first six months of 2018.

Total Revenue
($ in billions)

Total revenue increased 2.9% and 2.1% in the second quarter and first six months of 2018, respectively, compared to the prior periods, driven by a 5.4% and 4.7% increase in insurance premiums in the second quarter and first six months of 2018, respectively. Insurance premiums increased in the following segments: Allstate Protection (Allstate brand and Esurance), Service Businesses, Allstate Benefits and Allstate Life. The increase in revenue is partially offset by net realized capital losses compared to net realized capital gains in the prior period and lower net investment income.

Net Investment Income
($ in millions)

Net investment income decreased 8.1% and 2.1% in the second quarter and first six months of 2018, respectively, compared to the prior periods, primarily due to lower performance-based investment results compared to strong 2017 performance-based results as well as higher expenses, partially offset by higher market-based portfolio income.

Second Quarter 2018 Form 10-Q 47

Segment Highlights
Allstate Protection underwriting income totaled $419 million in the second quarter of 2018, a 55.2% increase from $270 million in the second quarter of 2017, primarily due to increased premiums earned, lower catastrophe losses, lower auto claim frequency and higher favorable non-catastrophe prior year reserve reestimates, partially offset by higher claim severity and operating costs and expenses.
Underwriting income totaled $1.38 billion in the first six months of 2018, a 68.4% increase from $820 million in the first six months of 2017, primarily due to increased premiums earned, lower catastrophe losses and auto claim frequency, partially offset by higher claim severity and operating costs and expenses.
Premiums written increased 6.4% to $8.54 billion in the second quarter of 2018 and 5.7% to $16.39 billion in the first six months of 2018, compared to the same periods of 2017.
Service Businesses adjusted net income was $1 million in the second quarter of 2018 compared to an adjusted net loss of $8 million in the second quarter of 2017, primarily due to improved loss experience at SquareTrade.
Adjusted net loss was $4 million in the first six months of 2018 compared to $18 million in the first six months of 2017, primarily due to improved loss experience at SquareTrade and Allstate Dealer Services, partially offset by investments in research and business expansion at Arity and investments in the provider network and technology at Allstate Roadside Services.
Total revenues increased 23.1% to $320 million in the second quarter of 2018 and 24.9% to $633 million in the first six months of 2018, compared to the same periods of 2017. These amounts include $26 million and $56 million related to SquareTrade in the second quarter and first six months of 2018, respectively, recorded for protection plans sold directly to retailers prior to January 1, 2018 for which SquareTrade is deemed to be the principal. These amounts are recorded due to the adoption of the revenue from contracts with customers accounting standard.
Net investment income increased $2 million in the second quarter of 2018 and $4 million in the first six months of 2018, compared to the same periods of 2017.

Allstate Life adjusted net income was $78 million in the second quarter of 2018 compared to $63 million in the second quarter of 2017 and $147 million in the first six months of 2018 compared to $122 million in the first six months of 2017. The increase in both periods was primarily due to a lower effective tax rate from the Tax Legislation, and increased premiums and net investment income, partially offset by higher contract benefits.
Premiums and contract charges increased 2.2% to $326 million in the second quarter of 2018 and 2.0% to $653 million in the first six months of 2018, compared to the same periods of 2017.
Allstate Benefits adjusted net income was $34 million in the second quarter of 2018 compared to $25 million in the second quarter of 2017, primarily due to higher premiums and a lower effective tax rate from the Tax Legislation, partially offset by higher operating costs and expenses.
Adjusted net income was $62 million in the first six months of 2018 compared to $47 million in the first six months of 2017, primarily due to higher premiums and a lower effective tax rate from the Tax Legislation, partially offset by higher contract benefits and operating costs and expenses.
Premiums and contract charges increased 5.2% to $283 million in the second quarter of 2018 and 5.8% to $569 million in the first six months of 2018, compared to the same periods of 2017.
Allstate Annuities adjusted net income was $44 million in the second quarter of 2018 compared to $65 million in the second quarter of 2017, primarily due to lower net investment income, driven by lower performance-based investment results, partially offset by a lower effective tax rate from the Tax Legislation and lower interest credited to contractholder funds and contract benefits.
Adjusted net income was $79 million in the first six months of 2018 compared to $94 million in the first six months of 2017, primarily due to lower net investment income, partially offset by a lower effective tax rate from the Tax Legislation and lower interest credited to contractholder funds. Net investment income decreased 17.2% to $293 million in the second quarter of 2018 and 9.3% to $583 million in the first six months of 2018, compared to the same periods of 2017.

48 www.allstate.com

Financial Highlights
Tax reform On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. As a result, the corporate tax rate is not comparable between periods.  During 2017, we revalued deferred tax assets and liabilities and recorded liabilities related to the transition to the modified territorial system for international taxation.  The impact of the Tax Legislation may differ from our preliminary estimates due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Legislation. During the period ended June 30, 2018, we have not recorded any material adjustments to these provisional amounts.  We continue to refine our analysis and calculations, which could impact the provisional estimates previously recorded.  Accordingly, as of June 30, 2018, we have not fully completed our accounting for the Tax Legislation.
We are utilizing a portion of the benefits from the Tax Legislation for the following initiatives:

•	Accelerating growth initiatives

•	Enhancing our employee value proposition, including investing in employee training programs

•	Improving local communities

•	Increasing cash returns to shareholders by increasing our target quarterly dividend per common share
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
Investments totaled $83.24 billion as of June 30, 2018, increasing from $82.80 billion as of December 31, 2017.
Shareholders’ equity As of June 30, 2018, shareholders’ equity was $23.12 billion. This total included $3.42 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $59.16 as of June 30, 2018, an increase of 9.9% from $53.83 as of June 30, 2017, and an increase of 2.7% from $57.58 as of December 31, 2017.

Return on average common shareholders’ equity For the twelve months ended June 30, 2018, net income applicable to common shareholders’ return on the average of beginning and ending period common shareholders’ equity of 17.0% increased by 3.9 points from 13.1% for the twelve months ended June 30, 2017.
Adopted Accounting Standards
Recognition and Measurement of Financial Assets and Financial Liabilities (“recognition and measurement accounting standard”) Beginning January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in realized capital gains and losses. Limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income. See the Investments section of this Item for further details.
Revenue from Contracts with Customers Beginning January 1, 2018, we adopted the revenue from contracts with customers accounting standard, which revises the criteria for revenue recognition and impacted the Service Businesses segment by increasing deferred revenue by approximately $160 million with a corresponding increase in DAC for protection plans that are sold directly to retailers. The anticipated impact of these adjustments offset and do not impact net income, but impact premium and DAC comparability trends as they are recognized over the life of the policy.
See Note 1 of the condensed consolidated financial statements for additional details on the adopted accounting standards.
Other Revenue Presentation
Concurrent with the adoption of the Financial Accounting Standards Board’s standard on revenue from contracts with customers and our objective of providing more information related to revenues for our Service Businesses, we revised the presentation of total revenue to include other revenue. Previously, components of other revenue were presented within operating costs and expenses and primarily represent fees collected from policyholders relating to premium installment payments, commissions on sales of non-proprietary products, fee-based services and other revenue transactions. Other revenue is recognized when performance obligations are fulfilled. Prior periods have been reclassified to conform to current separate presentation of other revenue.

Second Quarter 2018 Form 10-Q 49

Consolidated net income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Revenues
Property-liability insurance premiums	$8,460	$8,018	$16,746	$15,977
Life and annuity premiums and contract charges	612	591	1,228	1,184
Other revenue	228	226	444	436
Net investment income (1)	824	897	1,610	1,645
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(4)	(47)	(4)	(109)
OTTI losses reclassified (from) to other comprehensive income	—	(3)	(1)	—
Net OTTI losses recognized in earnings	(4)	(50)	(5)	(109)
Sales and valuation changes on equity investments and derivatives	(21)	131	(154)	324
Total realized capital gains and losses (1)	(25)	81	(159)	215
Total revenues	10,099	9,813	19,869	19,457

Costs and expenses
Property and casualty insurance claims and claims expense	(5,792)	(5,689)	(10,941)	(11,105)
Life contract benefits	(483)	(486)	(987)	(960)
Interest credited to contractholder funds	(165)	(175)	(326)	(348)
Amortization of deferred policy acquisition costs	(1,296)	(1,176)	(2,569)	(2,345)
Operating costs and expenses	(1,407)	(1,312)	(2,762)	(2,619)
Restructuring and related charges	(27)	(53)	(49)	(63)
Interest expense	(86)	(83)	(169)	(168)
Total costs and expenses	(9,256)	(8,974)	(17,803)	(17,608)

Gain on disposition of operations	2	12	3	14
Income tax expense (2)	(169)	(272)	(418)	(589)
Net income	676	579	1,651	1,274

Preferred stock dividends	(39)	(29)	(68)	(58)
Net income applicable to common shareholders	$637	$550	$1,583	$1,216

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income and equity securities are reported at fair value with changes in fair value recognized in valuation changes on equity investments in realized capital gains and losses. See the Investments section of this Item and Note 1 of the condensed consolidated financial statements for further details related to the adoption.

(2)	Beginning January 1, 2018, Tax Legislation reduced the U.S. corporate income tax rate from 35% to 21%.

50 www.allstate.com

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

Second Quarter 2018 Form 10-Q 51

Property-Liability Operations

Summarized financial data
	Three months ended June 30,		Six months ended June 30,
($ in millions, except ratios)	2018	2017	2018	2017
Premiums written	$8,541	$8,030	$16,385	$15,499

Revenues
Premiums earned	$8,189	$7,807	$16,208	$15,566
Other revenue	184	181	358	348
Net investment income	353	387	690	695
Realized capital gains and losses	(15)	85	(110)	220
Total revenues	8,711	8,460	17,146	16,829

Costs and expenses
Claims and claims expense	(5,704)	(5,607)	(10,762)	(10,935)
Amortization of DAC	(1,110)	(1,032)	(2,198)	(2,054)
Operating costs and expenses	(1,118)	(1,033)	(2,185)	(2,051)
Restructuring and related charges	(25)	(51)	(46)	(61)
Total costs and expenses	(7,957)	(7,723)	(15,191)	(15,101)

Gain on disposition of operations (1)	—	10	—	10
Income tax expense	(154)	(240)	(402)	(554)
Net income applicable to common shareholders	$600	$507	$1,553	$1,184

Underwriting income	$416	$265	$1,375	$813
Net investment income	353	387	690	695
Income tax expense on operations	(157)	(207)	(425)	(475)
Realized capital gains and losses, after-tax	(12)	56	(87)	145
Gain on disposition of operations, after-tax	—	6	—	6
Net income applicable to common shareholders	$600	$507	$1,553	$1,184

Catastrophe losses (2)	$906	$993	$1,267	$1,774

GAAP operating ratios
Claims and claims expense ratio	69.6	71.8	66.4	70.3
Expense ratio	25.3	24.8	25.1	24.5
Combined ratio	94.9	96.6	91.5	94.8
Effect of catastrophe losses on combined ratio	11.1	12.7	7.8	11.4
Effect of prior year reserve reestimates on combined ratio	(1.2)	(1.1)	(0.9)	(1.1)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.5	(0.1)	0.2	—
Effect of restructuring and related charges on combined ratio	0.3	0.7	0.3	0.4
Effect of Discontinued Lines and Coverages on combined ratio	—	0.1	—	0.1

(1)	2017 results represented the conclusion of a contractual arrangement related to the sale of Sterling Collision Centers, Inc. in 2014.

(2)
Prior year reserve reestimates included in catastrophe losses totaled $40 million and $44 million unfavorable in the three and six months ended June 30, 2018, respectively, including $37 million for anticipated Texas Windstorm Insurance Association (“TWIA”) assessments related to Hurricane Harvey (see Note 12 of the condensed consolidated financial statements), compared to $7 million and $3 million favorable in the three and six months ended June 30, 2017, respectively.

52 www.allstate.com

Property-Liability Operations

Net investment income decreased 8.8% or $34 million to $353 million in the second quarter of 2018 and 0.7% or $5 million to $690 million in the first six months of 2018 from $387 million in the second quarter of 2017 and $695 million in the first six months of 2017, primarily due to lower performance-based investment results compared to strong 2017 performance-based results as well as higher expenses, partially offset by higher market-based portfolio income.

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Fixed income securities	$223	$229	$450	$452
Equity securities	43	33	69	62
Mortgage loans	4	2	8	5
Limited partnership interests (1)	81	118	165	173
Short-term investments	9	4	15	8
Other	31	27	60	49
Investment income, before expense	391	413	767	749
Investment expense (2) (3)	(38)	(26)	(77)	(54)
Net investment income	$353	$387	$690	$695

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Investment expense includes $11 million and $5 million of investee level expenses in the second quarter of 2018 and 2017, respectively, and $24 million and $11 million in the first six months of 2018 and 2017, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(3)
Investment expense includes $4 million and $1 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the second quarter of 2018 and 2017, respectively, and $6 million and $2 million in the first six months of 2018 and 2017, respectively.

Realized capital gains and losses Net realized capital losses in the second quarter of 2018, primarily related to losses on sales of fixed income securities, partially offset by increases in the valuation of equity investments and gains on valuation and settlements of derivative instruments. Net realized capital losses in the first six months of 2018, primarily related to losses on sales of fixed income securities and declines in the valuation of equity investments.

Realized capital gains and losses
($ in millions)	Three months ended June 30,			Six months ended June 30,
	2018		2017	2018		2017
Impairment write-downs (1)	$(2)		$(16)	$(2)		$(38)
Change in intent write-downs (1)	—		(21)	—		(34)
Net OTTI losses recognized in earnings	(2)		(37)	(2)		(72)
Sales (1)	(53)		126	(88)		306
Valuation of equity investments (1)	27	(2)	—	(28)	(3)	—
Valuation and settlements of derivative instruments	13		(4)	8		(14)
Realized capital gains and losses, pre-tax	(15)		85	(110)		220
Income tax benefit (expense)	3		(29)	23		(75)
Realized capital gains and losses, after-tax	$(12)		$56	$(87)		$145

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

(2)
Includes $57 million of appreciation of equity investments and $30 million of declines in value primarily related to certain limited partnerships where the underlying assets are predominately public equity securities.

(3)
Includes declines of $5 million in the valuation of equity investments and $23 million in declines primarily related to certain limited partnerships where the underlying assets are predominately public equity securities.

Second Quarter 2018 Form 10-Q 53

Segment Results Allstate Protection

Allstate Protection Segment

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Premiums written	$8,541	$8,030	$16,385	$15,499
Premiums earned	$8,189	$7,807	$16,208	$15,566
Other revenue	184	181	358	348
Claims and claims expense	(5,702)	(5,604)	(10,757)	(10,930)
Amortization of DAC	(1,110)	(1,032)	(2,198)	(2,054)
Other costs and expenses	(1,117)	(1,031)	(2,184)	(2,049)
Restructuring and related charges	(25)	(51)	(46)	(61)
Underwriting income	$419	$270	$1,381	$820
Catastrophe losses	$906	$993	$1,267	$1,774

Underwriting income (loss) by line of business
Auto	$371	$193	$955	$640
Homeowners	8	24	342	96
Other personal lines (1)	62	44	107	69
Commercial lines	(37)	(2)	(44)	(6)
Other business lines (2)	16	11	24	22
Answer Financial	(1)	—	(3)	(1)
Underwriting income	$419	$270	$1,381	$820

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)
Other business lines primarily include Ivantage, a general agency for Allstate exclusive agencies. Ivantage provides agencies a solution for their customers when coverage through Allstate brand underwritten products is not available.

54 www.allstate.com

Allstate Protection Segment Results

Changes in underwriting results from prior year by component and by line of business (1)
	Three months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Underwriting income (loss) - prior period	$193	$(92)	$24	$26	$44	$37	$(2)	$(43)	$270	$(61)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	267	132	49	—	19	12	47	(9)	382	135
Increase (decrease) other revenue	5	2	2	—	1	(1)	(2)	1	3	5
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(126)	197	(60)	(20)	(18)	3	(33)	16	(237)	196
Catastrophe losses, excluding reserve reestimates	48	(21)	73	(42)	13	3	—	8	134	(52)
Non-catastrophe reserve reestimates	93	27	—	20	4	(3)	(45)	23	52	67
Catastrophe reserve reestimates	3	(2)	(47)	19	(1)	1	(2)	2	(47)	20
Losses subtotal	18	201	(34)	(23)	(2)	4	(80)	49	(98)	231
(Increase) decrease expenses	(112)	(50)	(33)	21	—	(8)	—	—	(138)	(40)
Underwriting income (loss)	$371	$193	$8	$24	$62	$44	$(37)	$(2)	$419	$270

	Six months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Underwriting income (loss) - prior period	$640	$(74)	$96	$133	$69	$54	$(6)	$(71)	$820	$64
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	470	300	82	5	32	22	58	(13)	642	314
Increase (decrease) other revenue	10	1	2	—	3	(2)	(3)	2	10	6
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(162)	346	(107)	(52)	(43)	2	(29)	21	(341)	317
Catastrophe losses, excluding reserve reestimates	99	42	417	(63)	36	14	2	8	554	1
Non-catastrophe reserve reestimates	87	113	(25)	43	10	1	(65)	39	7	196
Catastrophe reserve reestimates	23	3	(78)	13	8	(7)	—	4	(47)	13
Losses subtotal	47	504	207	(59)	11	10	(92)	72	173	527
(Increase) decrease expenses	(212)	(91)	(45)	17	(8)	(15)	(1)	4	(264)	(91)
Underwriting income (loss)	$955	$640	$342	$96	$107	$69	$(44)	$(6)	$1,381	$820

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.

(2)
Includes other business lines underwriting income of $16 million and $11 million in the second quarter of 2018 and 2017, respectively, and $24 million and $22 million in the first six months of 2018 and 2017, respectively. Includes Answer Financial underwriting loss of $1 million and zero in the second quarter of 2018 and 2017, respectively, and $3 million and $1 million in the first six months of 2018 and 2017, respectively.

Underwriting income totaled $419 million in the second quarter of 2018 compared to $270 million in the second quarter of 2017, primarily due to increased premiums earned, lower catastrophe losses, lower auto claim frequency and higher favorable non-catastrophe prior year reserve reestimates, partially offset by higher claim severity and operating costs and expenses. Underwriting income totaled $1.38 billion in the first six months of 2018 compared to $820 million in the first six months of 2017, primarily due to increased premiums earned, lower catastrophe losses and auto claim frequency, partially offset by higher claim severity and operating costs and expenses.

Second Quarter 2018 Form 10-Q 55

Segment Results Allstate Protection

Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2018	2017	2018	2017
Auto	$5,787	$5,459	$11,526	$10,905
Homeowners	2,084	1,979	3,656	3,489
Other personal lines	498	468	894	858
Subtotal – Personal lines	8,369	7,906	16,076	15,252
Commercial lines	172	124	309	247
Total premiums written	$8,541	$8,030	$16,385	$15,499
Reconciliation of premiums written to premiums earned:
(Increase) decrease in unearned premiums	(347)	(239)	(138)	59
Other	(5)	16	(39)	8
Total premiums earned	$8,189	$7,807	$16,208	$15,566

Auto	$5,705	$5,438	$11,296	$10,826
Homeowners	1,864	1,815	3,712	3,630
Other personal lines	455	436	899	867
Subtotal – Personal lines	8,024	7,689	15,907	15,323
Commercial lines	165	118	301	243
Total	$8,189	$7,807	$16,208	$15,566

56 www.allstate.com

Allstate Protection Segment Results

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended June 30,
Auto	67.5	71.2	26.0	25.3	93.5	96.5
Homeowners	75.8	75.9	23.8	22.8	99.6	98.7
Other Personal lines	59.6	61.7	26.8	28.2	86.4	89.9
Commercial lines	100.6	72.9	21.8	28.8	122.4	101.7
Total	69.6	71.8	25.3	24.7	94.9	96.5

Six months ended June 30,
Auto	65.9	69.3	25.6	24.8	91.5	94.1
Homeowners	67.0	74.2	23.8	23.2	90.8	97.4
Other Personal lines	60.6	64.1	27.5	27.9	88.1	92.0
Commercial lines	91.0	74.9	23.6	27.6	114.6	102.5
Total	66.4	70.2	25.1	24.5	91.5	94.7

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended June 30,
Auto	67.5	71.2	3.1	4.2	(2.7)	(1.1)	(0.1)	(0.1)
Homeowners	75.8	75.9	36.2	38.6	1.4	(1.1)	2.3	(0.2)
Other Personal lines	59.6	61.7	10.5	13.8	(2.6)	(2.1)	—	(0.2)
Commercial lines	100.6	72.9	2.4	1.7	27.3	(1.7)	0.6	(0.9)
Total	69.6	71.8	11.1	12.7	(1.2)	(1.2)	0.5	(0.1)

Six months ended June 30,
Auto	65.9	69.3	1.6	2.8	(2.3)	(1.4)	(0.3)	(0.1)
Homeowners	67.0	74.2	27.0	37.0	1.6	(1.2)	2.1	—
Other Personal lines	60.6	64.1	8.6	13.9	(2.0)	—	(0.2)	0.7
Commercial lines	91.0	74.9	2.3	3.7	21.6	—	—	—
Total	66.4	70.2	7.8	11.4	(0.9)	(1.2)	0.2	—

Second Quarter 2018 Form 10-Q 57

Segment Results Allstate Protection

Catastrophe losses were $906 million and $1.27 billion in the second quarter and first six months of 2018, respectively, including $37 million for anticipated TWIA assessments related to Hurricane Harvey (see Note 12 of the condensed consolidated financial statements), compared to $993 million and $1.77 billion in the second quarter and first six months of 2017, respectively.
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
Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes through reinsurance and changes in underwriting guidelines, limited by our participation in various state facilities.

Catastrophe losses by the size of event
	Three months ended June 30, 2018
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	1	2.7	162	17.9	2.0	162
$50 million to $100 million	4	10.8	296	32.7	3.6	74
Less than $50 million	32	86.5	371	40.9	4.5	12
Total	37	100.0%	829	91.5	10.1	22
Prior year reserve reestimates			40	4.4	0.5
Prior quarter reserve reestimates			37	4.1	0.5
Total catastrophe losses			$906	100.0%	11.1

	Six months ended June 30, 2018
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	3	6.3	396	31.3	2.5	132
$50 million to $100 million	5	10.4	369	29.1	2.3	74
Less than $50 million	40	83.3	458	36.1	2.8	11
Total	48	100.0%	1,223	96.5	7.6	25
Prior year reserve reestimates			44	3.5	0.2
Total catastrophe losses			$1,267	100.0%	7.8

58 www.allstate.com

Allstate Protection Segment Results

Catastrophe losses by the type of event
	Three months ended June 30,				Six months ended June 30,
($ in millions)	Number of events	2018	Number of events	2017	Number of events	2018	Number of events	2017
Hurricanes/Tropical storms	1	$3	—	$—	1	$3	—	$—
Tornadoes	—	—	1	43	—	—	3	98
Wind/Hail	34	813	41	929	43	1,095	64	1,657
Wildfires	2	13	—	—	2	13	1	1
Other events	—	—	—	—	2	112	2	21
Prior year reserve reestimates		40		(7)		44		(3)
Prior quarter reserve reestimates		37		28		—		—
Total catastrophe losses	37	$906	42	$993	48	$1,267	70	$1,774
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
During the second quarter of 2018, we completed the Florida component of the program that is designed to address the distinct needs of our separately capitalized companies in that state. Our 2018 Florida program provides $667 million of reinsurance limits per occurrence, subject to a $20 million retention. The Florida program includes reinsurance agreements placed with the traditional market, the Florida Hurricane Catastrophe Fund (“FHCF”), and the Insurance Linked Securities (“ILS”) market as follows:
• The traditional market placement comprises $285 million of reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. The 2018 Excess contract, which forms a part of the traditional market placement, with $249 million of limits, subject to a $20 million retention, provides coverage for perils not covered by the FHCF contracts, which only cover hurricanes.
• The FHCF contracts provide 90% of $180 million of reinsurance limits or approximately $162 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes.
• The ILS placement provides $200 million of reinsurance limits for qualifying losses to personal lines property in Florida caused by a named storm event, a severe thunderstorm event, an earthquake event, a wildfire event, a volcanic eruption event, or a meteorite impact event.
We also placed the Aggregate Excess Catastrophe Reinsurance Contract - Automobile - Florida and Southeast States in the second quarter of 2018. The Aggregate Excess Catastrophe Florida and Southeast States Automobile contract provides 90% of $250 million of reinsurance limits for losses to personal and commercial lines automobile business (physical damage only) arising out of multiple perils, provided such losses arise out of a catastrophe, and result in covered qualifying losses in the state of Florida. If losses are incurred in the state of Florida, coverage is also provided for losses to personal lines and commercial lines automobile business (physical damage only) arising out of that same catastrophe and occurring in Alabama, Georgia, Louisiana, Mississippi, North Carolina, and/or South Carolina. The $250 million of reinsurance limits are subject to a $250 million aggregate retention for losses arising out of one or all qualifying catastrophes commencing during the contract’s one year term.
For a complete summary of the 2018 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2018.
The total cost of our property catastrophe reinsurance programs during the second quarter and first six months of 2018 was $91 million and $176 million, respectively, compared to $93 million and $186 million in the second quarter and first six months of 2017, respectively. The decrease in both periods was related to lower costs in Allstate brand homeowners, partially offset by costs related to the Aggregate Excess Catastrophe Reinsurance Contract - Automobile - Florida and Southeast States that became effective on June 1, 2017 and, as such, one month of cost related to this contract was included in the second quarter of 2017 compared to six months in 2018.

Second Quarter 2018 Form 10-Q 59

Segment Results Allstate Protection

Expense ratio increased 0.6 points in both the second quarter and first six months of 2018 compared to the same periods of 2017.

Expense ratios by line of business
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Auto	26.0	25.3	25.6	24.8
Homeowners	23.8	22.8	23.8	23.2
Other personal lines	26.8	28.2	27.5	27.9
Commercial lines	21.8	28.8	23.6	27.6
Total expense ratio (1)	25.3	24.7	25.1	24.5

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization of DAC	13.6	13.2	13.6	13.2
Advertising expense	2.3	2.1	2.1	2.2
Other costs and expenses (1)	9.1	8.7	9.1	8.7
Restructuring and related charges	0.3	0.7	0.3	0.4
Total expense ratio	25.3	24.7	25.1	24.5

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Reserve reestimates were favorable in the second quarter and first six months of 2018 and primarily related to continued favorable personal lines auto injury coverage development and better than anticipated salvage and subrogation recoveries, partially offset by strengthening in our commercial business.

Total reserves, net of reinsurance (estimated cost of outstanding claims) as of January 1, by line of business
($ in millions)	2018	2017
Auto	$14,051	$13,530
Homeowners	2,205	1,990
Other personal lines	1,489	1,456
Commercial lines	616	621
Total Allstate Protection	$18,361	$17,597

Reserve reestimates
	Three months ended June 30,				Six months ended June 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2018	2017	2018	2017	2018	2017	2018	2017
Auto	$(157)	$(61)	(1.9)	(0.8)	$(257)	$(147)	(1.6)	(0.9)
Homeowners	27	(20)	0.3	(0.3)	59	(44)	0.4	(0.3)
Other personal lines	(12)	(9)	(0.1)	(0.1)	(18)	—	(0.1)	—
Commercial lines	45	(2)	0.5	—	65	—	0.4	—
Total Allstate Protection (3)	$(97)	$(92)	(1.2)	(1.2)	$(151)	$(191)	(0.9)	(1.2)

Allstate brand	$(92)	$(83)	(1.1)	(1.1)	$(152)	$(188)	(0.9)	(1.2)
Esurance brand	—	(1)	—	—	—	(1)	—	—
Encompass brand	(5)	(8)	(0.1)	(0.1)	1	(2)	—	—
Total Allstate Protection	$(97)	$(92)	(1.2)	(1.2)	$(151)	$(191)	(0.9)	(1.2)

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Allstate Protection premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $40 million and $44 million unfavorable in the three and six months ended June 30, 2018, respectively, including $37 million for anticipated TWIA assessments related to Hurricane Harvey (see Note 12 of the condensed consolidated financial statements), and $7 million and $3 million favorable in the three and six months ended June 30, 2017, respectively.

60 www.allstate.com

Allstate Protection Segment Results

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection as of or for the six months ended June 30, 2018. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios, are discussed in the brand sections below.

Premiums written, policies in force and underwriting income (loss)
($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total
Auto	$10,362	69.4%	$900	94.5%	$264	53.0%	$11,526	70.3%
Homeowners	3,414	22.8	48	5.1	194	39.0	3,656	22.3
Other personal lines	850	5.7	4	0.4	40	8.0	894	5.5
Commercial lines	309	2.1	—	—	—	—	309	1.9
Total	$14,935	100.0%	$952	100.0%	$498	100.0%	$16,385	100.0%

Percent to total Allstate Protection		91.2%		5.8%		3.0%

PIF (thousands)
Auto	19,810	65.1%	1,432	91.5%	507	61.0%	21,749	66.3%
Homeowners	6,121	20.1	88	5.6	243	29.2	6,452	19.7
Other personal lines	4,251	14.0	46	2.9	81	9.8	4,378	13.3
Commercial lines	234	0.8	—	—	—	—	234	0.7
Total	30,416	100.0%	1,566	100.0%	831	100.0%	32,813	100.0%

Percent to total Allstate Protection		92.7%		4.8%		2.5%

Underwriting income (loss)
Auto	$937	67.8%	$6	(100.0)%	$12	150.0%	$955	69.2%
Homeowners	361	26.1	(12)	200.0	(7)	(87.5)	342	24.8
Other personal lines	104	7.5	—	—	3	37.5	107	7.7
Commercial lines	(44)	(3.2)	—	—	—	—	(44)	(3.2)
Other business lines	24	1.8	—	—	—	—	24	1.7
Answer Financial							(3)	(0.2)
Total	$1,382	100.0%	$(6)	100.0%	$8	100.0%	$1,381	100.0%
When analyzing premium measures and statistics for all three brands the following calculations are used as described below.

•	PIF: Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy.

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

Second Quarter 2018 Form 10-Q 61

Segment Results Allstate Protection: Allstate brand

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Premiums written	$7,807	$7,337	$14,935	$14,113
Premiums earned	$7,470	$7,104	$14,799	$14,161
Other revenue	143	145	279	276
Claims and claims expense	(5,173)	(5,059)	(9,740)	(9,838)
Amortization of DAC	(1,052)	(970)	(2,081)	(1,931)
Other costs and expenses	(942)	(867)	(1,836)	(1,713)
Restructuring and related charges	(21)	(45)	(39)	(53)
Underwriting income	$425	$308	$1,382	$902
Catastrophe losses	$837	$917	$1,166	$1,623

Underwriting income (loss) by line of business
Auto	$358	$214	$937	$666
Homeowners	30	47	361	154
Other personal lines (1)	58	38	104	66
Commercial lines	(37)	(2)	(44)	(6)
Other business lines (2)	16	11	24	22
Underwriting income	$425	$308	$1,382	$902

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)	Other business lines primarily include Ivantage.

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Underwriting income (loss) - prior period	$308	$(7)	$902	$162
Changes in underwriting income from:
Increase (decrease) premiums earned	366	151	638	341
Increase (decrease) other revenue	(2)	5	3	6
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(244)	168	(358)	277
Catastrophe losses, excluding reserve reestimates	121	(23)	492	60
Non-catastrophe reserve reestimates	50	62	(1)	186
Catastrophe reserve reestimates	(41)	19	(35)	13
Losses subtotal	(114)	226	98	536
(Increase) decrease expenses	(133)	(67)	(259)	(143)
Underwriting income	$425	$308	$1,382	$902

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.
Underwriting income totaled $425 million in the second quarter of 2018 compared to $308 million in the second quarter of 2017, primarily due to increased premiums earned, lower catastrophe losses, lower auto claim frequency and higher favorable non-catastrophe prior year reserve reestimates compared to the same period of 2017, partially offset by higher claim severity and agent and employee-related compensation costs. Underwriting income totaled $1.38 billion in the first six months of 2018 compared to $902 million in the first six months of 2017, primarily due to increased premiums earned, lower catastrophe losses and auto claim frequency, partially offset by higher claim severity and agent and employee-related compensation costs.

62 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2018	2017	2018	2017
Auto	$5,211	$4,925	$10,362	$9,807
Homeowners	1,949	1,847	3,414	3,250
Other personal lines	475	441	850	809
Subtotal – Personal lines	7,635	7,213	14,626	13,866
Commercial lines	172	124	309	247
Total	$7,807	$7,337	$14,935	$14,113
Premiums earned
Auto	$5,131	$4,884	$10,177	$9,723
Homeowners	1,742	1,691	3,469	3,379
Other personal lines	432	411	852	816
Subtotal – Personal lines	7,305	6,986	14,498	13,918
Commercial lines	165	118	301	243
Total	$7,470	$7,104	$14,799	$14,161

Auto premium measures and statistics
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
PIF (thousands)	19,810	19,548	19,810	19,548
New issued applications (thousands)	754	639	1,468	1,249
Average premium	$566	$544	$565	$541
Renewal ratio (%)	88.5	87.4	88.4	87.4
Approved rate changes (1):
# of locations (2)	21	23	35	37
Total brand (%) (3)	0.5	0.7	0.8	2.4	(6)
Location specific (%) (4) (5)	2.5	3.2	3.0	4.9	(6)

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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $93 million and $153 million in the three and six months ended June 30, 2018, respectively, compared to $137 million and $475 million in the three and six months ended June 30, 2017, respectively.

(6) Includes a rate increase in California in first quarter 2017. Excluding California, Allstate brand auto total brand and location specific rate changes were 1.8% and 4.4%, respectively, for the six months ended June 30, 2017.
Auto insurance premiums written totaled $5.21 billion in the second quarter of 2018, a 5.8% increase from $4.93 billion in the second quarter of 2017 and $10.36 billion in the first six months of 2018, a 5.7% increase from $9.81 billion in the first six months of 2017. Factors impacting premiums written were the following:

•
1.3% or 262 thousand increase in PIF as of June 30, 2018 compared to June 30, 2017. Auto PIF increased in 35 states, including 7 of our largest 10 states, as of June 30, 2018 compared to June 30, 2017.

•
1.1 point and 1.0 point increase in the renewal ratio in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017. 46 states, including 9 of our 10 largest states, and 45 states, including 9 of our 10 largest states, experienced increases in the renewal ratio in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017.

•
18.0% and 17.5% increase in new issued applications in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017 due to improved competitive position, increasing agency productivity and expansion of the agency footprint.  The increase in new issued applications is geographically broad-based with 44 states, including 9 of our 10 largest states, experiencing increases in new issued applications in the second quarter of 2018 compared to the second quarter of 2017, with 35 states experiencing double digit increases. 42 states, including 9 of our 10 largest states, experienced increases in new issued applications

Second Quarter 2018 Form 10-Q 63

Segment Results Allstate Protection: Allstate brand

in the first six months of 2018 compared to the same period of 2017, with 34 states experiencing double digit increases.

•	4.0% and 4.4% increase in average premium in the second quarter and first six months of 2018,

respectively, compared to the same periods of 2017, primarily due to rate increases approved in 2017.

Homeowners premium measures and statistics
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
PIF (thousands)	6,121	6,075	6,121	6,075
New issued applications (thousands)	223	195	410	358
Average premium	$1,226	$1,192	$1,220	$1,190
Renewal ratio (%)	87.7	87.0	87.6	87.0
Approved rate changes (1):
# of locations (2)	5	3	19	17
Total brand (%)	0.1	0.1	1.2	1.1
Location specific (%) (3)	1.8	2.0	4.4	3.9

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $6 million and $85 million in the three and six months ended June 30, 2018, respectively, compared to $5 million and $75 million in the three and six months ended June 30, 2017, respectively.

Homeowners insurance premiums written totaled $1.95 billion in the second quarter of 2018, a 5.5% increase from $1.85 billion in the second quarter of 2017 and $3.41 billion in the first six months of 2018, a 5.0% increase from $3.25 billion in the first six months of 2017. Factors impacting premiums written were the following:

•
0.8% or 46 thousand increase in PIF as of June 30, 2018 compared to June 30, 2017. Homeowners PIF increased in 29 states, including 5 of our largest 10 states, as of June 30, 2018 compared to June 30, 2017.

•
0.7 point and 0.6 point increase in the renewal ratio in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017. Of our largest 10 states, 8 and 7 experienced an increase in the renewal ratio in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017.

•
14.4% and 14.5% increase in new issued applications in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, due to improved competitive position, increasing agency productivity and expansion of the agency footprint.  The increase in new issued applications is geographically broad-based with 7 of our largest 10 states experiencing increases in new issued applications in both the second quarter and first six months of 2018 compared to the same periods of 2017.

•	2.9% and 2.5% increase in average premium in the second quarter and first six months of 2018,

respectively, compared to the same periods of 2017, primarily due to rate increases and increasing insured home valuations due to inflation.

•
$6 million decrease in the cost of our catastrophe reinsurance program to $69 million in the second quarter of 2018 from $75 million in the second quarter of 2017, and $20 million decrease to $134 million in the first six months of 2018 from $154 million in the first six months of 2017. Catastrophe reinsurance premiums are recorded primarily in Allstate brand and are a reduction of premium.

Other personal lines premiums written totaled $475 million in the second quarter of 2018, a 7.7% increase from $441 million in the second quarter of 2017 and $850 million in the first six months of 2018, a 5.1% increase from $809 million in the first six months of 2017. The increases in both periods were primarily due to increases in personal umbrella, residential fire and condominium insurance premiums, partially offset by agreements to transfer our auto residual market obligations to other carriers.
Commercial lines premiums written totaled $172 million in the second quarter of 2018, a 38.7% increase from $124 million in the second quarter of 2017 and $309 million in the six months of 2018, a 25.1% increase from $247 million in the first six months of 2017. The increase in both periods was due to the partnership with Uber Technologies, Inc. (“Uber”) to provide commercial auto insurance coverage in select states, which became effective March 1, 2018.

64 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended June 30,
Auto	67.0	70.5	26.0	25.1	93.0	95.6
Homeowners	75.2	75.3	23.1	21.9	98.3	97.2
Other personal lines	60.2	62.8	26.4	28.0	86.6	90.8
Commercial lines	100.6	72.9	21.8	28.8	122.4	101.7
Total	69.2	71.2	25.1	24.5	94.3	95.7

Six months ended June 30,
Auto	65.3	68.6	25.5	24.6	90.8	93.2
Homeowners	66.5	73.0	23.1	22.4	89.6	95.4
Other Personal lines	60.8	64.1	27.0	27.8	87.8	91.9
Commercial lines	91.0	74.9	23.6	27.6	114.6	102.5
Total	65.8	69.5	24.9	24.1	90.7	93.6

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended June 30,
Auto	67.0	70.5	3.1	4.2	(3.0)	(1.2)	(0.1)	—
Homeowners	75.2	75.3	36.0	38.4	1.4	(1.0)	2.4	—
Other personal lines	60.2	62.8	10.7	13.9	(1.4)	(0.7)	—	(0.5)
Commercial lines	100.6	72.9	2.4	1.7	27.3	(1.7)	0.6	(0.9)
Total	69.2	71.2	11.2	12.9	(1.2)	(1.2)	0.5	(0.1)

Six months ended June 30,
Auto	65.3	68.6	1.6	2.8	(2.5)	(1.5)	(0.3)	(0.1)
Homeowners	66.5	73.0	26.7	36.2	1.5	(1.3)	2.0	—
Other Personal lines	60.8	64.1	8.6	14.2	(1.4)	0.4	(0.3)	0.6
Commercial lines	91.0	74.9	2.3	3.7	21.6	—	—	—
Total	65.8	69.5	7.9	11.4	(1.0)	(1.3)	0.2	—
Auto loss ratio decreased 3.5 points and 3.3 points in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to increased premiums earned, lower catastrophe losses and claim frequency, and higher favorable non-catastrophe prior year reserve reestimates, partially offset by higher claim severity.
Frequency and severity statistics, which are influenced by driving patterns, inflation and other factors, are provided to describe the trends in loss costs of the business. Our reserving process incorporates changes in loss patterns, operational statistics and changes in claims reporting processes to determine our best estimate of recorded reserves. We use the following statistics to evaluate losses:

• Paid claim frequency (1) is calculated as annualized notice counts closed with payment in the period divided by the average of PIF with the applicable coverage during the period.

•  Gross claim frequency (1) is calculated as annualized notice counts received in the period divided by the average of PIF with the applicable coverage during the period. Gross claim frequency includes all actual notice counts, regardless of their current status (open or closed) or their ultimate disposition (closed with a payment or closed without payment).

• Paid claim severity is calculated by dividing the sum of paid losses and loss expenses by claims closed with a payment during the period.
• Percent change in frequency or severity statistics is calculated as the amount of increase or decrease in the paid or gross claim frequency or severity in the current period compared to the same period in the prior year divided by the prior year paid or gross claim frequency or severity.

(1)	Frequency statistics exclude counts associated with catastrophe events.

Second Quarter 2018 Form 10-Q 65

Segment Results Allstate Protection: Allstate brand

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
Property damage paid claim frequency decreased 3.0% in both the second quarter and first six months of 2018 compared to the same periods of 2017. 37 states experienced a year over year decrease in property damage paid claim frequency in second quarter 2018 when compared to second quarter 2017.  Property damage paid claim severities increased 3.7% and 4.2% in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017 due to the impact of higher costs to repair more sophisticated, newer model vehicles.
Bodily injury gross claim frequency decreased 2.7% and 2.3% in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017. Bodily injury severity trends are impacted by higher medical costs and increased consistent with medical care inflation indices.

Homeowners loss ratio decreased 0.1 points in the second quarter of 2018 compared to the same period of 2017 primarily due to increased premiums earned and lower catastrophe losses, partially offset by higher loss costs. Homeowners loss ratio decreased 6.5 points in the first six months of 2018 compared to the same period of 2017, primarily due to lower catastrophe losses and increased premiums earned, partially offset by higher loss costs and less favorable non-catastrophe prior year reserve reestimates in the first six months of 2018 compared to favorable prior year reserve reestimates in the first six months of 2017. Paid claim frequency excluding catastrophe losses increased 5.9% and 1.1% in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017. Paid claim severity excluding catastrophe losses increased 5.0% and 9.3% in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to a higher level of fire and water claims experienced in the first six months of 2018, which typically have higher severities. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio decreased 2.6 points and 3.3 points in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to lower catastrophe losses and increased premiums earned, partially offset by higher loss costs.
Commercial lines loss ratio increased 27.7 points and 16.1 points in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to unfavorable non-catastrophe prior year reserve reestimates related to auto bodily injury coverages, partially offset by increased premiums earned. Commercial lines include Uber losses recorded to original pricing expectations given limited loss experience.
Catastrophe losses were $837 million and $1.17 billion in the second quarter and first six months of 2018, respectively, compared to $917 million and $1.62 billion in the second quarter and first six months of 2017, respectively.

66 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Expense ratios by line of business
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Auto	26.0	25.1	25.5	24.6
Homeowners	23.1	21.9	23.1	22.4
Other personal lines	26.4	28.0	27.0	27.8
Commercial lines	21.8	28.8	23.6	27.6
Total expense ratio (1)	25.1	24.5	24.9	24.1

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization of DAC	14.1	13.7	14.1	13.6
Advertising expense	2.0	1.9	1.8	1.9
Other costs and expenses (1)	8.7	8.3	8.7	8.2
Restructuring and related charges	0.3	0.6	0.3	0.4
Total expense ratio	25.1	24.5	24.9	24.1

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio increased 0.6 points and 0.8 points in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to higher agent and employee-related compensation costs and higher technology costs.

Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in the second quarter and first six months of 2018 were higher than the same periods of 2017.

Second Quarter 2018 Form 10-Q 67

Segment Results Allstate Protection: Esurance brand

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Premiums written	$459	$408	$952	$865
Premiums earned	$463	$429	$896	$848
Other revenue	20	17	40	33
Claims and claims expense	(364)	(346)	(685)	(660)
Amortization of DAC	(11)	(10)	(21)	(20)
Other costs and expenses	(115)	(115)	(234)	(234)
Restructuring and related charges	(2)	(1)	(2)	(3)
Underwriting loss	$(9)	$(26)	$(6)	$(36)
Catastrophe losses	$29	$24	$32	$32

Underwriting income (loss) by line of business
Auto	$5	$(13)	$6	$(17)
Homeowners	(14)	(13)	(12)	(20)
Other personal lines	—	—	—	1
Underwriting loss	$(9)	$(26)	$(6)	$(36)

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Underwriting income (loss) - prior period	$(26)	$(37)	$(36)	$(62)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	34	14	48	29
Increase (decrease) other revenue	3	1	7	1
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(14)	(13)	(26)	(24)
Catastrophe losses, excluding reserve reestimates	(3)	(11)	2	(16)
Non-catastrophe reserve reestimates	1	(4)	1	(8)
Catastrophe reserve reestimates	(2)	1	(2)	1
Losses subtotal	(18)	(27)	(25)	(47)
(Increase) decrease expenses	(2)	23	—	43
Underwriting income (loss)	$(9)	$(26)	$(6)	$(36)

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.
Underwriting loss totaled $9 million in the second quarter of 2018, an improvement from $26 million in the second quarter of 2017 and $6 million in the first six months of 2018, compared to $36 million in the first six months of 2017. The improvements in both periods were primarily due to increased premiums earned and other revenue, partially offset by increased loss costs.

68 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2018	2017	2018	2017
Auto	$430	$386	$900	$825
Homeowners	27	20	48	36
Other personal lines	2	2	4	4
Total	$459	$408	$952	$865
Premiums earned
Auto	$439	$411	$850	$814
Homeowners	22	16	42	30
Other personal lines	2	2	4	4
Total	$463	$429	$896	$848

Auto premium measures and statistics
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
PIF (thousands)	1,432	1,388	1,432	1,388
New issued applications (thousands)	156	120	314	263
Average premium	$602	$564	$604	$568
Renewal ratio (%)	84.3	81.9	83.9	81.1
Approved rate changes (1):
# of locations (2)	8	12	11	19
Total brand (%) (3)	0.5	1.7	0.7	2.4
Location specific (%) (4) (5)	2.9	5.6	3.3	5.5

(1)
Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in a location. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a location.

(2)	Esurance brand operates in 43 states. In the second quarter of 2018, Esurance discontinued its operation in Canada.

(3)	Represents the impact in the states where rate changes were approved during the period as a percentage of total brand 2017 premiums written.

(4)	Represents the impact in the states where rate changes were approved during the period as a percentage of their respective total 2017 premiums written in those same locations.

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $9 million and $12 million in the three and six months ended June 30, 2018, respectively, compared to $28 million and $39 million in the three and six months ended June 30, 2017, respectively.

Auto insurance premiums written totaled $430 million in the second quarter of 2018, an 11.4% increase from $386 million in the second quarter of 2017 and $900 million in the first six months of 2018, a 9.1% increase from $825 million in the first six months of 2017. Factors impacting premiums written were the following:

•	3.2% or 44 thousand increase in PIF as of June 30, 2018 compared to June 30, 2017.

•
2.4 point and 2.8 point increase in the renewal ratio in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to improved customer experience.

•
30.0% and 19.4% increase in new issued applications in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to changes in sales process as well as increases in quote volume as a result of marketing effectiveness.

•
6.7% and 6.3% increase in average premium in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to rate changes approved in 2017 as well as changes in business mix.

Second Quarter 2018 Form 10-Q 69

Segment Results Allstate Protection: Esurance brand

Homeowners premium measures and statistics
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
PIF (thousands)	88	69	88	69
New issued applications (thousands)	9	9	17	17
Average premium	$977	$910	$978	$915
Renewal ratio (%) (1)	86.2	86.1	85.4	85.1
Approved rate changes (2) :
# of locations (3)	—	—	5	—
Total brand (%)	—	—	1.7	—
Location specific (%) (4)	—	—	6.4	—

(1)
Esurance’s renewal ratios exclude the impact of risk related cancellations. Customers can enter into a policy without a physical inspection. During the underwriting review period, a number of policies may be canceled if upon inspection the condition is unsatisfactory.

(2)	Includes rate changes approved based on our net cost of reinsurance.

(3)	Esurance brand operates in 31 states. In the second quarter of 2018, Esurance discontinued its operation in Canada.

(4)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled zero and $1 million in the three and six months ended June 30, 2018, respectively. No rate changes were approved in the first six months of 2017.

Homeowners insurance premiums written totaled $27 million in the second quarter of 2018, a 35.0% increase from $20 million in the second quarter of 2017 and $48 million in the first six months of 2018, a 33.3% increase from $36 million in the first six months of 2017. Factors impacting premiums written were the following:

•	27.5% or 19 thousand increase in PIF as of June 30, 2018 compared to June 30, 2017.

•	New issued applications were comparable in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017.

•
7.4% and 6.9% increase in average premium in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to increased premium distribution in higher average premium states and rate increases. As of June 30, 2018, Esurance is writing homeowners insurance in 31 states with lower hurricane risk, contributing to lower average premium compared to the industry.

Other revenue increased $3 million and $7 million in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to increased revenues from sales of insurance leads that Esurance has chosen not to write.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended June 30,
Auto	76.1	78.9	22.8	24.3	98.9	103.2
Homeowners	127.3	131.3	36.3	50.0	163.6	181.3
Other personal lines	100.0	50.0	—	50.0	100.0	100.0
Total	78.6	80.7	23.3	25.4	101.9	106.1

Six months ended June 30,
Auto	75.7	76.7	23.6	25.4	99.3	102.1
Homeowners	92.9	113.4	35.7	53.3	128.6	166.7
Other Personal lines	75.0	50.0	25.0	25.0	100.0	75.0
Total	76.5	77.8	24.2	26.4	100.7	104.2

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

70 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended June 30,
Auto	76.1	78.9	3.4	3.6	(0.2)	0.3	—	—
Homeowners	127.3	131.3	63.6	56.3	4.5	(6.3)	4.5	(6.3)
Other personal lines	100.0	50.0	—	—	—	(50.0)	—	—
Total	78.6	80.7	6.2	5.6	—	(0.2)	0.2	(0.2)

Six months ended June 30,
Auto	75.7	76.7	2.0	2.4	—	0.1	—	—
Homeowners	92.9	113.4	35.7	43.4	—	(3.3)	2.3	(3.3)
Other Personal lines	75.0	50.0	—	—	—	(25.0)	—	—
Total	76.5	77.8	3.6	3.7	—	(0.1)	0.1	(0.1)
Auto loss ratio decreased 2.8 points and 1.0 point in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to increased premiums earned and lower claim frequency, partially offset by increased claim severity.

Catastrophe losses were $29 million and $32 million in the second quarter and first six months of 2018, respectively, compared to $24 million and $32 million in the second quarter and first six months of 2017, respectively.

Expense ratios by line of business
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Auto	22.8	24.3	23.6	25.4
Homeowners	36.3	50.0	35.7	53.3
Other personal lines	—	50.0	25.0	25.0
Total expense ratio (1)	23.3	25.4	24.2	26.4

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization of DAC	2.4	2.4	2.3	2.3
Advertising expense	8.6	8.6	8.4	8.6
Amortization of purchased intangible assets	—	—	0.1	0.1
Other costs and expenses (1)	11.9	14.2	13.2	15.0
Restructuring and related charges	0.4	0.2	0.2	0.4
Total expense ratio	23.3	25.4	24.2	26.4

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 2.1 points and 2.2 points in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were 2.3 points and 1.8 points lower in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017 due to the implementation of process efficiencies.

Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance advertising expense ratio was comparable in the second quarter and first six months of 2018 compared to the same periods of 2017.
Second Quarter 2018 Form 10-Q 71

Segment Results Allstate Protection: Encompass brand

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Premiums written	$275	$285	$498	$521
Premiums earned	$256	$274	$513	$557
Other revenue	2	1	3	3
Claims and claims expense	(165)	(199)	(332)	(432)
Amortization of DAC	(47)	(51)	(96)	(103)
Other costs and expenses	(40)	(32)	(75)	(65)
Restructuring and related charges	(2)	(5)	(5)	(5)
Underwriting income (loss)	$4	$(12)	$8	$(45)
Catastrophe losses	$40	$52	$69	$119

Underwriting income (loss) by line of business
Auto	$8	$(8)	$12	$(9)
Homeowners	(8)	(10)	(7)	(38)
Other personal lines	4	6	3	2
Underwriting income (loss)	$4	$(12)	$8	$(45)

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Underwriting income (loss) - prior period	$(12)	$(15)	$(45)	$(33)
Changes in underwriting loss from:
Increase (decrease) premiums earned	(18)	(30)	(44)	(56)
Increase (decrease) other revenue	1	—	—	—
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	21	41	43	64
Catastrophe losses, excluding reserve reestimates	16	(18)	60	(43)
Non-catastrophe reserve reestimates	1	9	7	18
Catastrophe reserve reestimates	(4)	—	(10)	(1)
Losses subtotal	34	32	100	38
(Increase) decrease expenses	(1)	1	(3)	6
Underwriting income (loss)	$4	$(12)	$8	$(45)

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.
Underwriting income was $4 million in the second quarter of 2018 compared to an underwriting loss of $12 million in the second quarter of 2017 and underwriting income was $8 million in the first six months of 2018 compared to an underwriting loss of $45 million in the first six months of 2017. The improvements in both periods were primarily due to lower catastrophe losses and auto claim frequency, partially offset by decreased premiums earned.

72 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Premiums written
Auto	$146	$148	$264	$273
Homeowners	108	112	194	203
Other personal lines	21	25	40	45
Total	$275	$285	$498	$521
Premiums earned
Auto	$135	$143	$269	$289
Homeowners	100	108	201	221
Other personal lines	21	23	43	47
Total	$256	$274	$513	$557

Auto premium measures and statistics
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
PIF (thousands)	507	571	507	571
New issued applications (thousands)	19	13	36	25
Average premium	$1,104	$1,065	$1,110	$1,062
Renewal ratio (%) (1)	73.3	73.8	73.0	73.4
Approved rate changes (2):
# of locations (3)	5	11	8	15
Total brand (%) (4)	1.0	2.3	1.3	3.7
Location specific (%) (5) (6)	7.9	7.5	6.3	7.8

(1)
Encompass announced a plan to exit business in Massachusetts in the second quarter of 2017 and previously announced a plan to exit business in North Carolina in the first half of 2016, which impacted the renewal ratio. Excluding Massachusetts and North Carolina, the renewal ratio was 75.7 points and 75.6 points for the three and six months ended June 30, 2018, respectively, compared to 74.4 points and 74.2 points for the three and six months ended June 30, 2017, respectively.

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

(6)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $5 million and $7 million in the three and six months ended June 30, 2018, respectively, compared to $14 million and $22 million in the three and six months ended June 30, 2017, respectively.

Auto insurance premiums written totaled $146 million in the second quarter of 2018, a 1.4% decrease from $148 million in the second quarter of 2017 and $264 million in the first six months of 2018, a 3.3% decrease from $273 million in the first six months of 2017. Factors impacting premiums written were the following:

•	11.2% or 64 thousand decrease in PIF as of June 30, 2018 compared to June 30, 2017.

•	0.5 point and 0.4 point decrease in the renewal ratio in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to profit improvement actions taken, including exiting states with inadequate returns. Encompass sells a high percentage of package policies that include both auto and homeowners; therefore, declines in one product can contribute to declines in the other.

•	46.2% and 44.0% increase in new issued applications in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017.

•	3.7% and 4.5% increase in average premium in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, due to rate changes.

Second Quarter 2018 Form 10-Q 73

Segment Results Allstate Protection: Encompass brand

Homeowners premium measure and statistics
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
PIF (thousands)	243	273	243	273
New issued applications (thousands)	10	8	18	15
Average premium	$1,701	$1,667	$1,700	$1,664
Renewal ratio (%) (1)	78.9	78.5	78.7	78.4
Approved rate changes (2):
# of locations (3)	7	9	10	12
Total brand (%)	0.7	2.8	0.8	3.0
Location specific (%)	6.1	8.9	4.3	8.0

(1)
Encompass announced a plan to exit business in Massachusetts in the second quarter of 2017 and previously announced a plan to exit business in North Carolina in the first half of 2016, which has impacted the renewal ratio. Excluding Massachusetts and North Carolina, the renewal ratios were 80.2 points and 80.0 points for the three and six months ended June 30, 2018, respectively, compared to 78.9 points and 79.0 points for both the three and six months ended June 30, 2017.

(2) Includes rate changes approved based on our net cost of reinsurance.

(3)	Encompass brand operates in 39 states and the District of Columbia.

(4)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $2 million and $3 million in the three and six months ended June 30, 2018, respectively, compared to $13 million and $14 million in the three and six months ended June 30, 2017, respectively.

Homeowners insurance premiums written totaled $108 million in the second quarter of 2018, a 3.6% decrease from $112 million in the second quarter of 2017 and $194 million in the first six months of 2018, a 4.4% decrease from $203 million in the first six months of 2017. Factors impacting premiums written were the following:

•	11.0% or 30 thousand decrease in PIF as of June 30, 2018 compared to June 30, 2017.

•	0.4 point and 0.3 point increase in the renewal ratio in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to lessening impacts of profit improvement actions taken, including exiting states with inadequate returns.

•	25.0% and 20.0% increase in new issued applications in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017.

•	2.0% and 2.2% increase in average premium in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to rate changes.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended June 30,
Auto	60.8	73.4	33.3	32.2	94.1	105.6
Homeowners	74.0	77.8	34.0	31.5	108.0	109.3
Other personal lines	42.9	43.5	38.1	30.4	81.0	73.9
Total	64.4	72.6	34.0	31.8	98.4	104.4

Six months ended June 30,
Auto	62.4	72.3	33.1	30.8	95.5	103.1
Homeowners	69.7	86.9	33.8	30.3	103.5	117.2
Other personal lines	55.8	65.9	37.2	29.8	93.0	95.7
Total	64.7	77.6	33.7	30.5	98.4	108.1

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

74 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended June 30,
Auto	60.8	73.4	3.0	4.9	(0.8)	(0.7)	—	(0.7)
Homeowners	74.0	77.8	34.0	38.9	2.0	(1.9)	2.0	(1.9)
Other personal lines	42.9	43.5	9.5	13.0	(28.5)	(21.7)	—	4.4
Total	64.4	72.6	15.6	19.0	(1.9)	(2.9)	0.8	(0.7)

Six months ended June 30,
Auto	62.4	72.3	1.8	3.8	(0.4)	(0.3)	—	(0.3)
Homeowners	69.7	86.9	29.9	46.6	4.0	0.5	4.5	—
Other personal lines	55.8	65.9	9.3	10.6	(14.0)	(4.3)	2.3	2.1
Total	64.7	77.6	13.5	21.4	0.2	(0.4)	2.0	—
Auto loss ratio decreased 12.6 points and 9.9 points in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily related to decreased loss costs due to lower claim frequency while the decrease of premiums earned slowed.
Homeowners loss ratio decreased 3.8 points and 17.2 points in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to lower catastrophe losses, partially offset by decreased premiums earned.
Catastrophe losses were $40 million and $69 million in the second quarter and first six months of 2018, respectively, compared to $52 million and $119 million in the second quarter and first six months of 2017, respectively.

Expense ratios by line of business
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Auto	33.3	32.2	33.1	30.8
Homeowners	34.0	31.5	33.8	30.3
Other personal lines	38.1	30.4	37.2	29.8
Total expense ratio (1)	34.0	31.8	33.7	30.5

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization of DAC	18.4	18.6	18.7	18.5
Advertising expense	0.4	—	0.2	—
Other costs and expenses (1)	14.4	11.4	13.8	11.1
Restructuring and related charges	0.8	1.8	1.0	0.9
Total expense ratio	34.0	31.8	33.7	30.5

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio increased 2.2 points and 3.2 points in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to higher employee-related compensation costs, higher technology costs and decreased premiums earned.

Second Quarter 2018 Form 10-Q 75

Segment Results Discontinued Lines and Coverages

Discontinued Lines and Coverages Segment

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Claims and claims expense	$(2)	$(3)	$(5)	$(5)
Operating costs and expenses	(1)	(2)	(1)	(2)
Underwriting loss	$(3)	$(5)	$(6)	$(7)
Underwriting loss totaled $3 million and $6 million in the second quarter and first six months of 2018, respectively, compared to $5 million and $7 million in the second quarter and first six months of 2017, respectively.

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	June 30, 2018	December 31, 2017
Asbestos claims
Gross reserves	$1,248	$1,296
Reinsurance	(392)	(412)
Net reserves	856	884
Environmental claims
Gross reserves	195	199
Reinsurance	(36)	(33)
Net reserves	159	166
Other discontinued lines
Gross reserves	383	398
Reinsurance	(35)	(41)
Net reserves	348	357
Total
Gross reserves	1,826	1,893
Reinsurance	(463)	(486)
Net reserves	$1,363	$1,407

76 www.allstate.com

Discontinued Lines and Coverages Segment Results

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	June 30, 2018	December 31, 2017
Direct excess commercial insurance
Gross reserves (1)	$955	$997
Reinsurance (2)	(360)	(378)
Net reserves	595	619
Assumed reinsurance coverage
Gross reserves (3)	604	622
Reinsurance (4)	(35)	(38)
Net reserves	569	584
Direct primary commercial insurance
Gross reserves (5)	174	177
Reinsurance (6)	(49)	(48)
Net reserves	125	129
Other run-off business
Gross reserves	21	24
Reinsurance	(18)	(21)
Net reserves	3	3
Unallocated loss adjustment expenses
Gross reserves	72	73
Reinsurance	(1)	(1)
Net reserves	71	72
Total
Gross reserves	1,826	1,893
Reinsurance	(463)	(486)
Net reserves	$1,363	$1,407
(1) Gross reserves as of June 30, 2018, comprised 75% case reserves and 25% incurred but not reported (“IBNR”) reserves. Approximately 76% of the total gross case reserves are subject to settlement agreements. In the first six months of 2018, total gross payments from case reserves were $42 million with approximately 89% attributable to settlements.  Reserves as of December 31, 2017, comprised 65% case reserves and 35% IBNR reserves.
(2) Ceded reserves as of June 30, 2018, comprised 87% case reserves and 13% IBNR reserves. Approximately 83% of the total ceded case reserves are subject to settlement agreements. In the first six months of 2018, reinsurance billings of ceded case reserves were $19 million with approximately 95% attributable to settlements.  Reserves as of December 31, 2017, comprised 76% case reserves and 24% IBNR reserves.
(3) Gross reserves as of June 30, 2018, comprised 34% case reserves and 66% IBNR reserves. In the first six months of 2018, total gross payments from case reserves were $18 million. Reserves as of December 31, 2017, comprised 31% case reserves and 69% IBNR reserves.
(4) Ceded reserves as of June 30, 2018, comprised 57% case reserves and 43% IBNR reserves. In the first six months of 2018, reinsurance billings of ceded case reserves were $3 million. Reserves as of December 31, 2017, comprised 36% case reserves and 64% IBNR reserves.
(5) Gross reserves as of June 30, 2018, comprised 60% case reserves and 40% IBNR reserves. In the first six months of 2018, total gross payments from case reserves were $5 million. Reserves as of December 31, 2017, comprised 54% case reserves and 46% IBNR reserves.
(6) Ceded reserves as of June 30, 2018, comprised 78% case reserves and 22% IBNR reserves. In the first six months of 2018, reinsurance billings of ceded case reserves were $1 million. Reserves as of December 31, 2017, comprised 76% case reserves and 24% IBNR reserves.
Total net reserves were $1.36 billion including $636 million or 47% of estimated IBNR reserves as of June 30, 2018 compared to total net reserves of $1.41 billion including $733 million or 52% of estimated IBNR reserves as of December 31, 2017. The decrease of total net reserves of $44 million from year-end 2017 relates to payments on settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages have been agreed upon.

The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Total gross payments were $27 million and $67 million with reinsurance collections of $13 million and $28 million for the second quarter and first six months of 2018, respectively.

Second Quarter 2018 Form 10-Q 77

Segment Results Service Businesses

Service Businesses Segment

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Premiums written	$297	$259	$584	$513

Revenues
Premiums	$271	$211	$538	$411
Intersegment insurance premiums and service fees (1)	29	28	58	56
Other revenue	16	17	32	33
Net investment income	6	4	11	7
Realized capital gains and losses	(2)	—	(6)	—
Total revenues	320	260	633	507

Costs and expenses
Claims and claims expense	(89)	(83)	(182)	(173)
Amortization of DAC	(113)	(71)	(223)	(139)
Operating costs and expenses	(118)	(116)	(237)	(220)
Amortization of purchased intangible assets	(20)	(23)	(41)	(46)
Restructuring and related charges	—	(1)	(1)	(1)
Total costs and expenses	(340)	(294)	(684)	(579)

Income tax benefit	4	11	11	24
Net loss applicable to common shareholders	$(16)	$(23)	$(40)	$(48)

Adjusted net income (loss)	$1	$(8)	$(4)	$(18)
Realized capital gains and losses, after-tax	(1)	—	(4)	—
Amortization of purchased intangible assets, after-tax	(16)	(15)	(32)	(30)
Net loss applicable to common shareholders	$(16)	$(23)	$(40)	$(48)

SquareTrade	$5	$1	$7	$(7)
Allstate Roadside Services	(5)	(5)	(10)	(8)
Allstate Dealer Services	4	2	6	2
Arity	(3)	(6)	(7)	(5)
Adjusted net income (loss)	$1	$(8)	$(4)	$(18)

Policies in force as of June 30 (in thousands)			49,099	36,121
(1) Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in our condensed consolidated financial statements.
Net loss applicable to common shareholders was $16 million in the second quarter of 2018 compared to $23 million in the second quarter of 2017 and $40 million in the first six months of 2018 compared to $48 million in the first six months of 2017.
Adjusted net income was $1 million in the second quarter of 2018 compared to an adjusted net loss of $8 million in the second quarter of 2017, primarily due to improved loss experience at SquareTrade. Adjusted net loss was $4 million in the first six months of 2018 compared to $18 million in the first six months of 2017, primarily due to improved loss experience at SquareTrade and Allstate Dealer Services, partially offset by investments in research and business expansion at Arity and investments in the provider network and technology at Allstate Roadside Services.
Total revenues increased 23.1% or $60 million to $320 million in the second quarter of 2018 from $260 million in the second quarter of 2017 and 24.9% or $126 million to $633 million in the first six months of 2018 from $507 million in the first six months of 2017. Included in these amounts are $26 million and $56 million in the second quarter and first six months of 2018, respectively, recorded for SquareTrade protection plans sold directly to retailers prior to January 1, 2018 for which SquareTrade is deemed to be the principal. These amounts are recorded due to the adoption of the revenue from contracts with customers accounting standard. The remaining increase of $34

78 www.allstate.com

Service Businesses Segment Results

million and $70 million in the second quarter and first six months of 2018, respectively, were primarily due to SquareTrade’s growth through its U.S. retail and international channels and increased premiums earned on Allstate Dealer Services’ vehicle service contracts.
PIF of 49.1 million as of June 30, 2018, increased by 35.9% compared to 36.1 million as of June 30, 2017, due to continued growth at SquareTrade.
Intersegment premiums and service fees were $29 million in second quarter 2018 compared to $28 million in second quarter 2017 and $58 million in the first six months of 2018 compared to $56 million in the first six months of 2017. They were primarily related to Arity’s device and mobile data collection services and analytic solutions used by Allstate brand, Esurance and Answer Financial.
Claims and claims expense increased 7.2% to $89 million in second quarter 2018 compared to $83 million in second quarter 2017 and 5.2% to $182 million in the first six months of 2018 compared to $173 million in the first six months of 2017. The increase in both periods was primarily due to SquareTrade’s growth, partially offset by improved loss experience at SquareTrade and Allstate Dealer Services.
Amortization of DAC increased 59.2% or $42 million to $113 million in the second quarter of 2018 from $71 million in the second quarter of 2017 and 60.4% or $84 million to $223 million in the first six months of 2018 compared to $139 million in the first six months of 2017, including $26 million and $56 million in the second quarter and first six months of 2018, respectively, related to the adoption of the revenue from contracts with customers accounting standard.

Operating costs and expenses increased 1.7% to $118 million in the second quarter of 2018 compared to $116 million in the second quarter of 2017 and 7.7% to $237 million in the first six months of 2018 compared to $220 million in the first six months of 2017. The increase in both periods was primarily due to growth at SquareTrade and investments in research and business expansion at Arity.
Amortization of purchased intangible assets relates entirely to the acquisition of SquareTrade. We recognized $555 million of intangible assets for which we recorded amortization expense of $20 million and $41 million in the second quarter and first six months of 2018, respectively, compared to $23 million and $46 million in the second quarter and first six months of 2017, respectively.

Second Quarter 2018 Form 10-Q 79

Segment Results Allstate Life

Allstate Life Segment

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues
Premiums and contract charges	$326	$319	$653	$640
Other revenue	28	28	54	55
Net investment income	130	123	252	243
Realized capital gains and losses	(3)	1	(6)	2
Total revenues	481	471	953	940

Costs and expenses
Contract benefits	(195)	(187)	(400)	(382)
Interest credited to contractholder funds	(71)	(71)	(141)	(140)
Amortization of DAC	(35)	(39)	(68)	(75)
Operating costs and expenses	(88)	(86)	(174)	(172)
Restructuring and related charges	(2)	—	(2)	—
Total costs and expenses	(391)	(383)	(785)	(769)

Income tax expense	(17)	(28)	(30)	(54)
Net income applicable to common shareholders	$73	$60	$138	$117

Adjusted net income	$78	$63	$147	$122
Realized capital gains and losses, after-tax	(2)	—	(4)	1
DAC and DSI amortization related to realized capital gains and losses, after-tax	(3)	(3)	(5)	(6)
Net income applicable to common shareholders	$73	$60	$138	$117

Reserve for life-contingent contract benefits as of June 30			$2,651	$2,600

Contractholder funds as of June 30			$7,630	$7,514

Policies in force as of June 30 by distribution channel (in thousands)
Allstate agencies			1,819	1,806
Closed channels			200	214
Total			2,019	2,020
Net income applicable to common shareholders was $73 million in the second quarter of 2018 compared to $60 million in the second quarter of 2017 and was $138 million in the first six months of 2018 compared to $117 million in the first six months of 2017.
Adjusted net income was $78 million in the second quarter of 2018 compared to $63 million in the second quarter of 2017. Adjusted net income was $147 million in the first six months of 2018 compared to $122 million in the first six months of 2017. The increase in both periods was primarily due to a lower effective tax rate from the Tax Legislation, and increased premiums and net investment income, partially offset by higher contract benefits.
Premiums and contract charges increased 2.2% or $7 million in the second quarter of 2018 and 2.0% or $13 million in the first six months of 2018 compared to the same periods of 2017. The increase in both periods primarily relates to growth in traditional life insurance as well as lower reinsurance premiums ceded.

Premiums and contract charges by product
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Traditional life insurance premiums	$148	$139	$294	$279
Accident and health insurance premiums	1	1	1	1
Interest-sensitive life insurance contract charges	177	179	358	360
Premiums and contract charges (1)	$326	$319	$653	$640

(1)
Contract charges related to the cost of insurance totaled $121 million and $123 million for the second quarter of 2018 and 2017, respectively, and $247 million for the first six months of both 2018 and 2017.

80 www.allstate.com

Allstate Life Segment Results

Contract benefits increased 4.3% or $8 million in the second quarter of 2018 and 4.7% or $18 million in the first six months of 2018 compared to the same periods of 2017, primarily due to lower reinsurance ceded on both traditional and interest-sensitive life insurance.
Benefit spread reflects our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread decreased 1.3% to $75 million in the second quarter of 2018 compared to $76 million in second quarter of 2017 and 2.1% to $142 million in the first six months of 2018 compared to $145 million in the first six months of 2017, primarily due to lower reinsurance coverage on interest-sensitive life contract benefits, partially offset by growth in traditional life premiums.

Investment spread reflects the difference between net investment income and interest credited to contractholder funds (“investment spread”) and is used to analyze the impact of net investment income and interest credited to contractholder funds on net income. Investment spread increased 13.5% to $59 million in the second quarter of 2018 compared to $52 million in the second quarter of 2017 and 7.8% to $111 million in the first six months of 2018 compared to $103 million in the first six months of 2017, due to higher net investment income.
Amortization of DAC decreased 10.3% or $4 million in the second quarter of 2018 and 9.3% or $7 million in the first six months of 2018 compared to the same periods of 2017, primarily due to lower gross profits and net realized capital gains.

Components of amortization of DAC
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$31	$35	$62	$67
Amortization relating to realized capital gains and losses (1)	4	4	6	8
Amortization acceleration for changes in assumptions (‘‘DAC unlocking’’)	—	—	—	—
Total amortization of DAC	$35	$39	$68	$75

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Operating costs and expenses increased 2.3% or $2 million in the second quarter of 2018 and 1.2% or $2 million in the first six months of 2018 compared to the same periods of 2017, primarily due to higher employee-related and technology costs.

Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
	June 30,
($ in millions)	2018	2017
Traditional life insurance	$2,482	$2,420
Accident and health insurance	169	180
Reserve for life-contingent contract benefits	$2,651	$2,600

Second Quarter 2018 Form 10-Q 81

Segment Results Allstate Life

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Change in contractholder funds
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Contractholder funds, beginning balance	$7,603	$7,497	$7,608	$7,464

Deposits	238	243	478	494

Interest credited	71	70	141	140

Benefits, withdrawals and other adjustments
Benefits	(56)	(66)	(115)	(129)
Surrenders and partial withdrawals	(65)	(63)	(132)	(128)
Contract charges	(175)	(176)	(351)	(352)
Net transfers from separate accounts	2	2	4	3
Other adjustments (1)	12	7	(3)	22
Total benefits, withdrawals and other adjustments	(282)	(296)	(597)	(584)
Contractholder funds, ending balance	$7,630	$7,514	$7,630	$7,514

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

82 www.allstate.com

Allstate Benefits Segment Results

Allstate Benefits Segment

Summarized financial information
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Revenues
Premiums and contract charges	$283	$269	$569	$538
Net investment income	19	19	38	36
Realized capital gains and losses	—	—	(2)	—
Total revenues	302	288	605	574

Costs and expenses
Contract benefits	(143)	(143)	(292)	(279)
Interest credited to contractholder funds	(9)	(9)	(17)	(18)
Amortization of DAC	(36)	(33)	(77)	(74)
Operating costs and expenses	(70)	(64)	(142)	(131)
Total costs and expenses	(258)	(249)	(528)	(502)

Income tax expense	(10)	(14)	(17)	(25)
Net income applicable to common shareholders	$34	$25	$60	$47

Adjusted net income	$34	$25	$62	$47
Realized capital gains and losses, after-tax	—	—	(2)	—
Net income applicable to common shareholders	$34	$25	$60	$47

Benefit ratio (1)	50.5	53.2	51.3	51.9

Operating expense ratio (2)	24.7	23.8	25.0	24.3

Reserve for life-contingent contract benefits as of June 30			$995	$960

Contractholder funds as of June 30			$899	$890

Policies in force as of June 30 (in thousands)			4,283	4,064

(1)	Benefit ratio is calculated as contract benefits divided by premiums and contract charges.

(2)	Operating expense ratio is calculated as operating costs and expenses divided by premiums and contract charges.
Net income applicable to common shareholders was $34 million in the second quarter of 2018 compared to $25 million in the second quarter of 2017 and was $60 million in the first six months of 2018 compared to $47 million in the first six months of 2017.
Adjusted net income increased to $34 million in the second quarter of 2018 compared to $25 million in the second quarter of 2017, primarily due to higher premiums and a lower effective tax rate from the Tax Legislation, partially offset by higher operating costs and expenses. Adjusted net income increased to $62 million in the first six months of 2018 compared to $47 million in the first six months of 2017, primarily due to higher premiums and a lower effective tax rate from the Tax Legislation, partially offset by higher contract benefits and operating costs and expenses.

Premiums and contract charges increased 5.2% or $14 million in the second quarter of 2018 and 5.8% or $31 million in the first six months of 2018 compared to the same periods of 2017. The increase in both periods primarily related to growth in hospital indemnity (included in other health) and accident products.

Second Quarter 2018 Form 10-Q 83

Segment Results Allstate Benefits

Premiums and contract charges by product
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Life	$38	$37	$76	$74
Accident	75	71	149	142
Critical illness	119	116	240	235
Short-term disability	27	25	54	49
Other health	24	20	50	38
Premiums and contract charges	$283	$269	$569	$538
PIF increased 5.4% as of June 30, 2018, compared to June 30, 2017.
Contract benefits in the second quarter of 2018 were comparable to the second quarter of 2017 as growth was offset by lower claim experience. Contract benefits increased 4.7% or $13 million in the first six months of 2018 compared to the first six months of 2017, primarily due to growth.

Benefit ratio decreased to 50.5 in the second quarter of 2018 compared to 53.2 in the second quarter of 2017, due to improved claim experience in accident, critical illness and hospital indemnity (included in other health) products. Benefit ratio decreased to 51.3 in the first six months of 2018 compared to 51.9 in the first six months of 2017, due to improved claim experience in accident and hospital indemnity (included in other health) products, partially offset by higher mortality experience in life products. Both periods benefited from profit improvement programs related to accident and hospital products.
Operating expense ratio increased to 24.7 in the second quarter of 2018 compared to 23.8 in the second quarter of 2017 and to 25.0 in the first six months of 2018 compared to 24.3 in the first six months of 2017.

Operating costs and expenses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Non-deferrable commissions	$27	$24	$54	$49
General and administrative expenses	43	40	88	82
Total operating costs and expenses	$70	$64	$142	$131
Operating costs and expenses increased 9.4% or $6 million in the second quarter of 2018 and 8.4% or $11 million in the first six months of 2018 compared to the same periods of 2017, primarily due to higher non-deferrable commissions and employee-related costs related to growth and higher technology expenses.
Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
	June 30,
($ in millions)	2018	2017
Traditional life insurance	$267	$252
Accident and health insurance	728	708
Reserve for life-contingent contract benefits	$995	$960
Contractholder funds relate to interest-sensitive life insurance and totaled $899 million as of June 30, 2018, compared to $890 million as of June 30, 2017.

84 www.allstate.com

Allstate Annuities Segment Results

Allstate Annuities Segment

Summarized financial information
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Revenues
Contract charges	$3	$3	$6	$6
Net investment income	293	354	583	643
Realized capital gains and losses	6	(5)	(23)	(7)
Total revenues	302	352	566	642

Costs and expenses
Contract benefits	(145)	(156)	(295)	(299)
Interest credited to contractholder funds	(85)	(95)	(168)	(190)
Amortization of DAC	(2)	(1)	(3)	(3)
Operating costs and expenses	(9)	(8)	(18)	(17)
Restructuring and related charges	—	(1)	—	(1)
Total costs and expenses	(241)	(261)	(484)	(510)

Gain on disposition of operations	2	2	3	4
Income tax expense	(13)	(32)	(18)	(46)
Net income applicable to common shareholders	$50	$61	$67	$90

Adjusted net income	$44	$65	$79	$94
Realized capital gains and losses, after-tax	5	(3)	(18)	(5)
Valuation changes on embedded derivatives not hedged, after-tax	—	(1)	4	(1)
Gain on disposition of operations, after-tax	1	—	2	2
Net income applicable to common shareholders	$50	$61	$67	$90

Reserve for life-contingent contract benefits as of June 30			$8,567	$8,674

Contractholder funds as of June 30			$10,359	$11,428

Policies in force as of June 30 (in thousands)
Deferred annuities			133	148
Immediate annuities			87	92
Total			220	240
Net income applicable to common shareholders was $50 million in the second quarter of 2018 compared to $61 million in the second quarter of 2017 and was $67 million in the first six months of 2018 compared to $90 million in the first six months of 2017.
Adjusted net income decreased to $44 million in the second quarter of 2018 compared to $65 million in the second quarter of 2017, primarily due to lower net investment income, driven by lower performance-based investment results, partially offset by a lower effective tax rate from the Tax Legislation and lower interest credited to contractholder funds and contract benefits. Adjusted net income decreased to $79 million in the first six months of 2018 compared to $94 million in the first six months of 2017, primarily due to lower net investment income, partially offset by a lower effective tax rate from the Tax Legislation and lower interest credited to contractholder funds.
Net investment income decreased 17.2% or $61 million in the second quarter of 2018 and 9.3% or $60 million in the first six months of 2018 compared to the same periods of 2017, primarily due to lower performance-based investment results, mainly from limited partnership interests, and lower average investment balances.
Net realized capital gains in the second quarter of 2018 primarily related to increased valuation of equity investments and gains on valuation of derivative instruments, partially offset by losses on sales of fixed income securities. Net realized capital losses in the first six months of 2018 primarily related to sales of fixed income securities and declines in the valuation of equity investments.
Contract benefits decreased 7.1% or $11 million in the second quarter of 2018 and 1.3% or $4 million in the first six months of 2018 compared to the same periods of 2017, primarily due to immediate annuity mortality experience that was favorable in comparison to the prior year.
Benefit spread reflects our mortality results using the difference between contract charges earned and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies. This implied interest totaled $123

Second Quarter 2018 Form 10-Q 85

Segment Results Allstate Annuities

million and $247 million in the second quarter and first six months of 2018, respectively, compared to $126 million and $252 million in the second quarter and first six months of 2017, respectively. Total benefit spread was $(21) million in second quarter 2018 compared to $(29) million in second quarter 2017 and $(45) million in the first six months of 2018 compared to $(44) million in the first six months of 2017.
Interest credited to contractholder funds decreased 10.5% or $10 million in the second quarter of 2018 and 11.6% or $22 million in the first six months of 2018 compared to the same periods of 2017, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $2 million and $6 million in the second quarter and first six months of 2018, respectively, compared to increases of $1 million in both the second quarter and first six months of 2017.
Investment spread reflects the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits and is used to analyze the impact of net investment income and interest credited to contractholders on net income.
Investment spread before valuation changes on embedded derivatives not hedged decreased 38.1% to $83 million in the second quarter of 2018 and 19.8% to $162 million in the first six months of 2018 compared to $134 million and $202 million in the second quarter and first six months of 2017, respectively, primarily due to lower investment income, partially offset by lower credited interest.
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

Analysis of investment spread
	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2018	2017	2018	2017	2018	2017
Deferred fixed annuities	4.2%	4.2%	2.8%	2.8%	1.4%	1.4%
Immediate fixed annuities with and without life contingencies	7.1	8.9	6.0	6.0	1.1	2.9

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2018	2017	2018	2017	2018	2017
Deferred fixed annuities	4.2%	4.3%	2.8%	2.8%	1.4%	1.5%
Immediate fixed annuities with and without life contingencies	7.0	7.6	6.0	5.9	1.0	1.7
Operating costs and expenses increased by $1 million in both the second quarter and first six months of 2018 compared to the same periods of 2017, primarily due to higher technology costs.

86 www.allstate.com

Allstate Annuities Segment Results

Analysis of reserves and contractholder funds

Product Liabilities
	June 30,
($ in millions)	2018	2017
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	$5,011	$5,034
Standard structured settlements and SPIA (2)	3,469	3,545
Other	87	95
Reserve for life-contingent contract benefits	$8,567	$8,674

Deferred fixed annuities	$7,630	$8,523
Immediate fixed annuities without life contingencies	2,620	2,792
Other	109	113
Contractholder funds	$10,359	$11,428

(1)
Comprises structured settlement annuities for annuitants with severe injuries or other health impairments which increased their expected mortality rate at the time the annuity was issued (“sub-standard structured settlements”) and group annuity contracts issued to sponsors of terminated pension plans.

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

Changes in contractholder funds
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Contractholder funds, beginning balance	$10,643	$11,669	$10,936	$11,915

Deposits	5	6	9	17

Interest credited	84	94	166	188

Benefits, withdrawals and other adjustments
Benefits	(148)	(160)	(304)	(326)
Surrenders and partial withdrawals	(227)	(180)	(428)	(361)
Contract charges	(1)	(1)	(3)	(3)
Net transfers from separate accounts	—	—	—	1
Other adjustments (1)	3	—	(17)	(3)
Total benefits, withdrawals and other adjustments	(373)	(341)	(752)	(692)
Contractholder funds, ending balance	$10,359	$11,428	$10,359	$11,428

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

Contractholder funds decreased 2.7% and 5.3% in the second quarter and first six months of 2018, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities over an eight year period from 2006 to 2014 but still accept additional deposits on existing contracts.
Contractholder deposits decreased $1 million and $8 million in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to lower additional deposits on fixed annuities.

Surrenders and partial withdrawals increased 26.1% to $227 million in the second quarter of 2018 from $180 million in the second quarter of 2017. Surrenders and partial withdrawals increased 18.6% to $428 million in the first six months of 2018 from $361 million in the first six months of 2017. 2018 had elevated surrenders on fixed annuities resulting from a large number of contracts reaching the 30-45 day period (typically at their 5, 7 or 10 year anniversary) during which there is no surrender charge. The annualized surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of year contractholder funds, was 11.4% in the first six months of 2018 compared to 8.7% in the first six months of 2017.

Second Quarter 2018 Form 10-Q 87

Investments

Investments

Portfolio composition and strategy by reporting segment (1)
	As of June 30, 2018
($ in millions)	Property-Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other	Total
Fixed income securities (2)	$30,143	$801	$7,613	$1,143	$14,200	$2,991	$56,891
Equity securities (3)	4,814	123	84	95	1,666	106	6,888
Mortgage loans	420	—	1,825	201	2,089	—	4,535
Limited partnership interests	4,235	—	—	—	3,443	1	7,679
Short-term investments (4)	1,751	47	395	45	687	198	3,123
Other	1,878	—	1,212	308	727	—	4,125
Total	$43,241	$971	$11,129	$1,792	$22,812	$3,296	$83,241

Market-based core	$30,684	$971	$11,129	$1,792	$18,057	$3,296	$65,929
Market-based active	8,206	—	—	—	1,198	—	9,404
Performance-based	4,351	—	—	—	3,557	—	7,908
Total	$43,241	$971	$11,129	$1,792	$22,812	$3,296	$83,241

(1)	Balances reflect the elimination of related party investments between segments.

(2)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $30.50 billion, $813 million, $7.43 billion, $1.15 billion, $13.86 billion, $3.01 billion and $56.75 billion for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in Total, respectively.

(3)
Equity securities are carried at fair value. The fair value of equity securities held as of June 30, 2018, was $1.04 billion in excess of cost. These net gains were primarily concentrated in the consumer goods and technology sectors and in domestic equity index funds. Beginning January 1, 2018, the periodic changes in fair value are reflected in realized capital gains and losses.

(4)	Short-term investments are carried at fair value.
Investments totaled $83.24 billion as of June 30, 2018, increasing from $82.80 billion as of December 31, 2017, primarily due to the proceeds from the issuance of preferred stock and senior debt and positive operating cash flows, partially offset by lower fixed income valuations, common share repurchases, net reductions in contractholder funds, redemption and maturity of senior debt and dividends paid to shareholders.
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

88 www.allstate.com

Investments

Portfolio composition by investment strategy
	As of June 30, 2018
($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$49,199	$7,616	$76	$56,891
Equity securities	5,547	1,123	218	6,888
Mortgage loans	4,535	—	—	4,535
Limited partnership interests	748	140	6,791	7,679
Short-term investments	2,770	353	—	3,123
Other	3,130	172	823	4,125
Total	$65,929	$9,404	$7,908	$83,241
% of total	79%	11%	10%

Unrealized net capital gains and losses
Fixed income securities	$239	$(98)	$—	$141
Limited partnership interests	—	—	3	3
Other	(3)	—	—	(3)
Total	$236	$(98)	$3	$141

Fixed income securities by type
	Fair value as of
($ in millions)	June 30, 2018	December 31, 2017
U.S. government and agencies	$3,206	$3,616
Municipal	9,628	8,328
Corporate	41,415	44,026
Foreign government	926	1,021
Asset-backed securities (“ABS”)	1,085	1,272
Residential mortgage-backed securities (“RMBS”)	520	578
Commercial mortgage-backed securities (“CMBS”)	88	128
Redeemable preferred stock	23	23
Total fixed income securities	$56,891	$58,992
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of June 30, 2018, 89.9% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

Second Quarter 2018 Form 10-Q 89

Investments

Fair value and unrealized net capital gains and losses for fixed income securities by credit quality
	As of June 30, 2018
	Investment grade		Below investment grade		Total
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,206	$24	$—	$—	$3,206	$24
Municipal
Tax exempt	7,359	(42)	37	—	7,396	(42)
Taxable	2,193	213	39	3	2,232	216
Corporate
Public	27,574	(135)	3,096	(39)	30,670	(174)
Privately placed	8,672	31	2,073	(26)	10,745	5
Foreign government	924	9	2	—	926	9
ABS
Collateralized debt obligations (“CDO”)	356	(1)	31	4	387	3
Consumer and other asset-backed securities (“Consumer and other ABS”)	681	(2)	17	—	698	(2)
RMBS
U.S. government sponsored entities (“U.S. Agency”)	87	1	—	—	87	1
Non-agency	22	1	411	94	433	95
CMBS	31	—	57	4	88	4
Redeemable preferred stock	23	2	—	—	23	2
Total fixed income securities	$51,128	$101	$5,763	$40	$56,891	$141
Municipal bonds, including tax exempt and taxable securities, totaled $9.63 billion as of June 30, 2018, with 99.2% rated investment grade and an unrealized net capital gain of $174 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $41.42 billion as of June 30, 2018, with an unrealized net capital loss of $169 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $1.09 billion as of June 30, 2018, with 95.6% rated investment grade and an unrealized net capital gain of $1 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $387 million as of June 30, 2018, with 92.0% rated investment grade and an unrealized net capital gain of $3 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $698 million as of June 30, 2018, with 97.6% rated investment grade. Consumer and other ABS consists of $250 million of consumer auto, $158 million of credit card and $290 million of other ABS with unrealized net capital losses of $2 million and $1 million and an unrealized net capital gain of $1 million, respectively.
RMBS totaled $520 million as of June 30, 2018, with 21.0% rated investment grade and an unrealized net capital gain of $96 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $433 million as of June 30, 2018, with 5.1% rated investment grade and an unrealized net capital gain of $95 million.
CMBS totaled $88 million as of June 30, 2018, with 35.2% rated investment grade and an unrealized net capital gain of $4 million. The CMBS investments are primarily traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. The equity securities portfolio was $6.89 billion as of June 30, 2018.
Mortgage loans, which are primarily held in the life and annuity portfolios, totaled $4.54 billion as of June 30, 2018, and primarily comprise loans secured by first mortgages on developed commercial real estate.

90 www.allstate.com

Investments

Limited partnership interests include interests in private equity funds, real estate funds and other funds.

Carrying value and other information for limited partnership interests
	As of June 30, 2018
($ in millions)	Limited partnership interests (1) (2)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$5,585	138	272	$182
Real estate	1,207	41	84	94
Other	887	13	14	354
Total	$7,679	192	370

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value. See Note 1 of the condensed consolidated financial statements.

(2)	We have commitments to invest in additional limited partnership interests totaling $3.28 billion.
Unrealized net capital gains totaled $141 million as of June 30, 2018 compared to $2.63 billion as of December 31, 2017.

Unrealized net capital gains and losses
($ in millions)	June 30, 2018	December 31, 2017
U.S. government and agencies	$24	$36
Municipal	174	275
Corporate	(169)	1,030
Foreign government	9	16
ABS	1	6
RMBS	96	98
CMBS	4	4
Redeemable preferred stock	2	2
Fixed income securities	141	1,467
Equity securities (1)	—	1,160
Derivatives	(3)	(1)
EMA limited partnerships	3	1
Unrealized net capital gains and losses, pre-tax	$141	$2,627

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

The unrealized net capital gain for the fixed income portfolio totaled $141 million, comprised of $1.01 billion of gross unrealized gains and $867 million of gross unrealized losses as of June 30, 2018. This compares to an unrealized net capital gain for the fixed income portfolio totaling $1.47 billion, comprised of $1.75 billion of gross unrealized gains and $283 million of gross unrealized losses as of December 31, 2017. Fixed income valuations decreased primarily due to an increase in risk-free interest rates and wider credit spreads.

Second Quarter 2018 Form 10-Q 91

Investments

Gross unrealized gains and losses on fixed income securities by type and sector
	As of June 30, 2018
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$12,434	$96	$(240)	$12,290
Capital goods	4,686	44	(105)	4,625
Utilities	5,569	237	(98)	5,708
Banking	4,033	10	(66)	3,977
Communications	2,941	24	(64)	2,901
Technology	2,982	12	(51)	2,943
Financial services	2,657	33	(41)	2,649
Basic industry	1,998	36	(31)	2,003
Transportation	1,795	45	(30)	1,810
Energy	2,191	49	(29)	2,211
Other	298	4	(4)	298
Total corporate fixed income portfolio	41,584	590	(759)	41,415
U.S. government and agencies	3,182	40	(16)	3,206
Municipal	9,454	245	(71)	9,628
Foreign government	917	18	(9)	926
ABS	1,084	9	(8)	1,085
RMBS	424	98	(2)	520
CMBS	84	6	(2)	88
Redeemable preferred stock	21	2	—	23
Total fixed income securities	$56,750	$1,008	$(867)	$56,891
The consumer goods, utilities and capital goods sectors comprise 30%, 14% and 11%, respectively, of the fair value of our corporate fixed income securities portfolio as of June 30, 2018. The consumer goods, capital goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2018.

In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

92 www.allstate.com

Investments

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Fixed income securities	$509	$527	$1,017	$1,045
Equity securities	61	49	95	93
Mortgage loans	60	50	111	105
Limited partnership interests (1)	173	253	353	373
Short-term investments	19	6	31	12
Other	68	60	134	116
Investment income, before expense	890	945	1,741	1,744
Investment expense (2) (3)	(66)	(48)	(131)	(99)
Net investment income	$824	$897	$1,610	$1,645

Market-based core	$622	$601	$1,205	$1,186
Market-based active	75	73	146	147
Performance-based	193	271	390	411
Investment income, before expense	$890	$945	$1,741	$1,744

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Investment expense includes $18 million and $10 million of investee level expenses in the second quarter of 2018 and 2017, respectively, and $36 million and $20 million in the first six months of 2018 and 2017, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(3)
Investment expense includes $7 million and $2 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the second quarter of 2018 and 2017, respectively, and $11 million and $4 million in the first six months of 2018 and 2017, respectively.

Net investment income decreased 8.1% or $73 million in the second quarter of 2018 and decreased 2.1% or $35 million in the first six months of 2018 compared to the same periods of 2017. The decrease in both periods was primarily due to lower performance-based investment results, primarily from limited partnerships, partially offset by higher market-based portfolio income.

Performance-based investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Limited partnerships
Private equity	$152	$209	$329	$323
Real estate	21	44	24	50
Performance-based - limited partnerships	173	253	353	373

Non-limited partnerships
Private equity	4	5	6	14
Real estate	16	13	31	24
Performance-based - non-limited partnerships	20	18	37	38

Total
Private equity	156	214	335	337
Real estate	37	57	55	74
Total performance-based	$193	$271	$390	$411

Investee level expenses (1)	$(17)	$(8)	$(33)	$(17)

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income decreased 28.8% or $78 million in the second quarter of 2018 and 5.1% or $21 million in the first six months of 2018 compared to the same periods of 2017. The decrease in both periods reflected strong equity market appreciation and sales of underlying investments in prior periods. The five highest contributing performance-based investments in each period generated investment income of $92 million and $97 million in the first six months of 2018 and 2017, respectively. Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Second Quarter 2018 Form 10-Q 93

Investments

Components of realized capital gains and losses and the related tax effect
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Impairment write-downs
Fixed income securities	$(2)	$(7)	$(3)	$(20)
Equity securities (1)	—	(11)	—	(31)
Limited partnership interests	(1)	(9)	(1)	(16)
Other investments	(1)	(1)	(1)	(4)
Total impairment write-downs	(4)	(28)	(5)	(71)
Change in intent write-downs (1)	—	(22)	—	(38)
Net OTTI losses recognized in earnings	(4)	(50)	(5)	(109)
Sales (1)	(75)	139	(117)	347
Valuation of equity investments (1)	34	—	(49)	—
Valuation and settlements of derivative instruments	20	(8)	12	(23)
Realized capital gains and losses, pre-tax	(25)	81	(159)	215
Income tax benefit (expense)	6	(28)	34	(74)
Realized capital gains and losses, after-tax	$(19)	$53	$(125)	$141

Market-based core	$(50)	$44	$(127)	$131
Market-based active	(11)	43	(60)	102
Performance-based	36	(6)	28	(18)
Realized capital gains and losses, pre-tax	$(25)	$81	$(159)	$215

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

Realized capital losses in the second quarter of 2018, related primarily to sales of fixed income securities, partially offset by increased valuation of equity investments and valuation and settlements of derivative instruments. Realized capital losses in the first six months of 2018, were primarily related to sales of fixed income securities and declines in the valuation of equity investments, partially offset by gains on valuation and settlements of derivative instruments.
Sales resulted in $75 million and $117 million of net realized capital losses in the three and six months ended June 30, 2018, respectively. Sales related primarily to fixed income securities in connection with ongoing portfolio management.
Valuation of equity investments resulted in gains of $34 million for the three months ended June 30, 2018, which included $74 million of appreciation in the valuation of equity securities and $40 million in declines in value primarily for certain limited partnerships where the underlying assets are predominately public equity securities. Valuation of equity investments resulted in losses of $49 million for the six months ended June 30, 2018, which included $19 million of declines in the valuation of equity securities and $30 million of declines in value primarily for certain limited partnerships where the underlying assets are predominately public equity securities.
Valuation and settlements of derivative instruments generated gains of $20 million and $12 million for the three months and six months ended June 30, 2018, respectively, and were primarily comprised of gains on foreign currency contracts due to the strengthening of the U.S. Dollar.

Realized capital gains and losses for performance-based investments
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Limited partnerships (1)	$(1)	$(4)	$(1)	$(13)
Non-limited partnerships	37	(2)	29	(5)
Total performance-based	$36	$(6)	$28	$(18)

(1)	Excludes limited partnership interests where the underlying assets are predominately public equity securities held in the market-based portfolio.
Net realized capital gains on performance-based investments were $36 million in the second quarter of 2018 and $28 million in the first six months of 2018. Non-limited partnerships in both periods included appreciation in the valuation of equity investments and derivative gains related to the hedging of foreign currency risk.

94 www.allstate.com

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	June 30, 2018	December 31, 2017
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$24,390	$22,245
Accumulated other comprehensive (loss) income	(1,268)	306
Total shareholders’ equity	23,122	22,551
Debt	6,448	6,350
Total capital resources	$29,570	$28,901

Ratio of debt to shareholders’ equity	27.9%	28.2%
Ratio of debt to capital resources	21.8%	22.0%
Shareholders’ equity increased in the first six months of 2018, primarily due to net income and issuance of preferred stock, partially offset by decreased unrealized capital gains on investments, common share repurchases and dividends paid to shareholders. In the six months ended June 30, 2018, we paid dividends of $295 million and $58 million related to our common and preferred shares, respectively.
Preferred stock and debt issuances On March 29, 2018, we issued 23,000 shares of 5.625% Fixed Rate Noncumulative Perpetual Preferred Stock, Series G, for aggregate proceeds of $575 million, $250 million of Floating Rate Senior Notes due 2021 and $250 million of Floating Rate Senior Notes due 2023. The proceeds of these issuances are for general corporate purposes, including the redemption, repayment or repurchase of certain preferred stock or debt.
Debt On May 13, 2018, we redeemed our $224 million Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures at a redemption price equal to 100% of the outstanding principal.
On May 15, 2018, we repaid $176 million of 6.75% Senior Debentures at maturity. We have no other debt maturities until May 2019.
Common share repurchases As of June 30, 2018, there was $376 million remaining on the $2.00 billion common share repurchase program that is expected to be completed by February 2019.
In May 2018, we entered into an accelerated share repurchase agreement (“ASR agreement”) with JPMorgan Chase Bank, National Association (“JPMorgan Chase”) to purchase $400 million of our outstanding common stock. This ASR agreement settled on June 26, 2018 and we repurchased a total of 4.3 million shares.
During the first six months of 2018, we repurchased 9.4 million common shares for $892 million in the market and under the ASR agreement.
Common shareholder dividends On January 2, 2018 and April 2, 2018, we paid common shareholder dividends of $0.37 and $0.46, respectively. On May 11, 2018 and July 24, 2018, we declared common shareholder dividends of $0.46, payable on July 2, 2018 and October 1, 2018, respectively.
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

Second Quarter 2018 Form 10-Q 95

Capital Resources and Liquidity

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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $3.42 billion as of June 30, 2018, comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation and provides funds for the parent company’s fixed charges and other corporate purposes.
In the first six months of 2018, AIC paid dividends totaling $2.02 billion to its parent, Allstate Insurance Holdings, LLC (“AIH”), which then paid $2.02 billion of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of June 30, 2018, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first six months of 2018, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2018, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.2% as of June 30, 2018. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the second quarter or the first six months of 2018.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission (“SEC”) on April 30, 2018. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 553 million shares of treasury stock as of June 30, 2018), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

96 www.allstate.com

Capital Resources and Liquidity

Liquidity exposure Contractholder funds were $18.89 billion as of June 30, 2018.

Contractholder funds by contractual withdrawal provisions
($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,933	15.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,818	25.5
Market value adjustments (2)	1,189	6.3
Subject to discretionary withdrawal without adjustments (3)	9,948	52.7
Total contractholder funds (4)	$18,888	100.0%

(1)	Includes $907 million of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$679 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

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

In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.3% and 6.1% in the first six months of 2018 and 2017, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Second Quarter 2018 Form 10-Q 97

Recent Developments

Recent Developments
The following updates the regulation disclosures included in Part I, Item 1. Regulation in our annual report on Form 10-K for the year-ended December 31, 2017 and Form 10-Q for the period ended March 31, 2018.
Department of Labor (“DOL”). In March 2018, the U.S. Court of Appeals for the Fifth Circuit overturned the DOL Fiduciary Rule (“the Rule”) and the ruling took effect in June 2018. This ruling vacates the Rule in total, including those requirements, such as the impartial conduct standards, that became effective in June 2017. Other state and federal regulators, such as the SEC, are considering implementation of best interest standards. Such proposals, if effective, could impact products provided by Allstate agencies and Allstate’s broker-dealer, their sales processes, volumes, and producer compensation arrangements.

Reinsurance Recoverables with the Michigan Catastrophic Claims Association (“MCCA”). On May 17, 2018, member companies of the MCCA were notified of the ratification of amendments to the MCCA’s Plan of Operation. The amendments were designed to clarify the MCCA’s pre-approval requirements for certain actions and activities involving benefits provided to covered claimants including the pre-approval of any agreement that sets attendant care rates or residential care facility rates and the pre-approval of all nonemergency medical flights. The amendments also require timely notification to the MCCA by member companies of the filing of a lawsuit by claimants. In addition, the amendments address members filing of inadequate or untimely claim reports, requests for reimbursement payments without required documentation, and the treatment of recoveries obtained from third-parties involving claims for which members have received reimbursement from the MCCA. The amendments became effective on July 1, 2018. At this time, we are unable to determine whether, or to the extent, the amendments affecting the relationship between member companies and the MCCA will have reciprocal effects between members and covered claimants.

98 www.allstate.com

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Second Quarter 2018 Form 10-Q 99

Part II. Other Information Even

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
April 1, 2018 - April 30, 2018
Open Market Purchases	1,114,048	$96.9476	1,113,000
May 1, 2018 - May 31, 2018
ASR Agreement (2)	3,576,688	$93.0763	3,576,688
Open Market Purchases	270,177	$94.5844	267,400
June 1, 2018 - June 30, 2018
ASR Agreement (2)	720,862	$93.0763	720,862
Open Market Purchases	280,045	$91.7303	278,690
Total	5,961,820	$93.8048	5,956,640	$376 million

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

April: 1,048
May: 2,777
June: 1,355

(2)
On May 7, 2018, Allstate entered into an accelerated share repurchase agreement (“ASR Agreement’) with JPMorgan Chase Bank, National Association (“JPMorgan Chase”), to purchase $400 million of our outstanding shares of common stock. This ASR agreement settled on June 26, 2018, and we repurchased a total of 4.3 million shares at an average price of $93.0763.

(3)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4)	On August 1, 2017, we announced the approval of a common share repurchase program for $2 billion, which is expected to be completed by February 2019.

100 www.allstate.com

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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 1, 2018, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

Second Quarter 2018 Form 10-Q 101

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 1, 2018	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller, and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

102 www.allstate.com