Form 10-Q
period 2018-09-30
ALLSTATE CORP
filed 2018-10-31
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes X	No ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer	____

Non-accelerated filer		Smaller reporting company	____

		Emerging growth company	____
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X
As of October 15, 2018, the registrant had 344,442,270 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
September 30, 2018

Condensed Consolidated Financial Statements

Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues
Property and casualty insurance premiums	$8,595	$8,121	$25,341	$24,098
Life premiums and contract charges	612	593	1,840	1,777
Other revenue	238	228	682	664
Net investment income	844	843	2,454	2,488
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(4)	(26)	(8)	(135)
OTTI losses reclassified (from) to other comprehensive income (“OCI”)	(1)	(2)	(2)	(2)
Net OTTI losses recognized in earnings	(5)	(28)	(10)	(137)
Sales and valuation changes on equity investments and derivatives	181	131	27	455
Total realized capital gains and losses	176	103	17	318
Total revenues	10,465	9,888	30,334	29,345

Costs and expenses
Property and casualty insurance claims and claims expense	5,817	5,545	16,758	16,650
Life contract benefits	498	456	1,485	1,416
Interest credited to contractholder funds	163	174	489	522
Amortization of deferred policy acquisition costs	1,317	1,200	3,886	3,545
Operating costs and expenses	1,534	1,446	4,296	4,065
Restructuring and related charges	16	14	65	77
Interest expense	82	83	251	251
Total costs and expenses	9,427	8,918	27,230	26,526

Gain on disposition of operations	1	1	4	15

Income from operations before income tax expense	1,039	971	3,108	2,834

Income tax expense	169	305	587	894

Net income	870	666	2,521	1,940

Preferred stock dividends	37	29	105	87

Net income applicable to common shareholders	$833	$637	$2,416	$1,853

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$2.41	$1.76	$6.91	$5.10
Weighted average common shares - Basic	346.0	361.3	349.7	363.5
Net income applicable to common shareholders per common share - Diluted	$2.37	$1.74	$6.80	$5.02
Weighted average common shares - Diluted	351.7	367.1	355.4	369.1
Cash dividends declared per common share	$0.46	$0.37	$1.38	$1.11

See notes to condensed consolidated financial statements.

Third Quarter 2018 Form 10-Q 1

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$870	$666	$2,521	$1,940

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(70)	125	(768)	598
Unrealized foreign currency translation adjustments	(14)	28	(25)	36
Unrecognized pension and other postretirement benefit cost	68	73	113	110
Other comprehensive (loss) income, after-tax	(16)	226	(680)	744

Comprehensive income	$854	$892	$1,841	$2,684

See notes to condensed consolidated financial statements.

2 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position

($ in millions, except par value data)	September 30, 2018	December 31, 2017
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $57,618 and $57,525)	$57,663	$58,992
Equity securities, at fair value (cost $5,741 and $5,461)	6,965	6,621
Mortgage loans	4,592	4,534
Limited partnership interests	7,602	6,740
Short-term, at fair value (amortized cost $3,071 and $1,944)	3,071	1,944
Other	4,075	3,972
Total investments	83,968	82,803
Cash	460	617
Premium installment receivables, net	6,196	5,786
Deferred policy acquisition costs	4,667	4,191
Reinsurance recoverables, net	8,994	8,921
Accrued investment income	616	569
Property and equipment, net	1,032	1,072
Goodwill	2,189	2,181
Other assets	3,061	2,838
Separate Accounts	3,307	3,444
Total assets	$114,490	$112,422
Liabilities
Reserve for property and casualty insurance claims and claims expense	$26,939	$26,325
Reserve for life-contingent contract benefits	12,214	12,549
Contractholder funds	18,650	19,434
Unearned premiums	14,408	13,473
Claim payments outstanding	904	875
Deferred income taxes	660	782
Other liabilities and accrued expenses	7,325	6,639
Long-term debt	6,450	6,350
Separate Accounts	3,307	3,444
Total liabilities	90,857	89,871
Commitments and Contingent Liabilities (Note 12)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 95.2 thousand and 72.2 thousand shares issued and outstanding, $2,380 and $1,805 aggregate liquidation preference	2,303	1,746
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 345 million and 355 million shares outstanding	9	9
Additional capital paid-in	3,441	3,313
Retained income	46,178	43,162
Deferred Employee Stock Ownership Plan (“ESOP”) expense	(3)	(3)
Treasury stock, at cost (555 million and 545 million shares)	(27,011)	(25,982)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	86	85
Other unrealized net capital gains and losses	(53)	1,981
Unrealized adjustment to DAC, DSI and insurance reserves	(49)	(404)
Total unrealized net capital gains and losses	(16)	1,662
Unrealized foreign currency translation adjustments	(34)	(9)
Unrecognized pension and other postretirement benefit cost	(1,234)	(1,347)
Total accumulated other comprehensive income (“AOCI”)	(1,284)	306
Total shareholders’ equity	23,633	22,551
Total liabilities and shareholders’ equity	$114,490	$112,422

See notes to condensed consolidated financial statements.

Third Quarter 2018 Form 10-Q 3

Condensed Consolidated Financial Statements

The Allstate Corporate and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

($ in millions)	Nine months ended September 30,
	2018	2017
	(unaudited)
Preferred stock par value	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,746	1,746
Preferred stock issuance	557	—
Balance, end of period	2,303	1,746

Common stock par value	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,313	3,303
Forward contract on accelerated share repurchase agreement	45	—
Equity incentive plans activity	83	27
Balance, end of period	3,441	3,330

Retained income
Balance, beginning of period	43,162	40,678
Cumulative effect of change in accounting principle	1,088	—
Net income	2,521	1,940
Dividends on common stock	(488)	(406)
Dividends on preferred stock	(105)	(87)
Balance, end of period	46,178	42,125

Deferred ESOP expense	(3)	(6)

Treasury stock
Balance, beginning of period	(25,982)	(24,741)
Shares acquired	(1,117)	(845)
Shares reissued under equity incentive plans, net	88	173
Balance, end of period	(27,011)	(25,413)

Accumulated other comprehensive income
Balance, beginning of period	306	(416)
Cumulative effect of change in accounting principle	(910)	—
Change in unrealized net capital gains and losses	(768)	598
Change in unrealized foreign currency translation adjustments	(25)	36
Change in unrecognized pension and other postretirement benefit cost	113	110
Balance, end of period	(1,284)	328
Total shareholders’ equity	$23,633	$22,119

See notes to condensed consolidated financial statements.

4 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

($ in millions)	Nine months ended September 30,
	2018	2017
Cash flows from operating activities	(unaudited)
Net income	$2,521	$1,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	376	358
Realized capital gains and losses	(17)	(318)
Gain on disposition of operations	(4)	(15)
Interest credited to contractholder funds	489	522
Changes in:
Policy benefits and other insurance reserves	90	1,276
Unearned premiums	785	525
Deferred policy acquisition costs	(203)	(176)
Premium installment receivables, net	(422)	(267)
Reinsurance recoverables, net	(103)	(1,017)
Income taxes	(227)	119
Other operating assets and liabilities	533	267
Net cash provided by operating activities	3,818	3,214
Cash flows from investing activities
Proceeds from sales
Fixed income securities	26,223	19,508
Equity securities	4,637	5,179
Limited partnership interests	490	767
Other investments	234	170
Investment collections
Fixed income securities	2,388	3,038
Mortgage loans	378	477
Other investments	370	458
Investment purchases
Fixed income securities	(29,049)	(23,935)
Equity securities	(4,791)	(5,296)
Limited partnership interests	(1,317)	(1,082)
Mortgage loans	(435)	(311)
Other investments	(686)	(700)
Change in short-term investments, net	(665)	2,257
Change in other investments, net	(28)	(28)
Purchases of property and equipment, net	(195)	(216)
Acquisition of operations	(10)	(1,356)
Net cash used in investing activities	(2,456)	(1,070)
Cash flows from financing activities
Proceeds from issuance of long-term debt	498	—
Redemption and repayment of long-term debt	(401)	—
Proceeds from issuance of preferred stock	557	—
Contractholder fund deposits	756	767
Contractholder fund withdrawals	(1,474)	(1,416)
Dividends paid on common stock	(455)	(391)
Dividends paid on preferred stock	(97)	(87)
Treasury stock purchases	(1,062)	(848)
Shares reissued under equity incentive plans, net	66	132
Other	93	(47)
Net cash used in financing activities	(1,519)	(1,890)
Net (decrease) increase in cash	(157)	254
Cash at beginning of period	617	436
Cash at end of period	$460	$690
See notes to condensed consolidated financial statements.

Third Quarter 2018 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of September 30, 2018 and for the three month and nine month periods ended September 30, 2018 and 2017 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
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
Revenue from Contracts with Customers
Effective January 1, 2018, the Company adopted new FASB guidance which revises the criteria for revenue recognition. Insurance contracts are excluded from the scope of the new guidance. The Company’s principal activities impacted by the new guidance are those related to the issuance of protection plans for consumer products and automobiles and service contracts that provide roadside assistance. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized and amortized to the extent the entity expects to recover those costs.
Adoption of the guidance on January 1, 2018 under the modified retrospective approach resulted in the recognition of an immaterial after-tax net cumulative effect increase to the beginning balance of retained income. In addition to the net cumulative effect, the Company also recorded in the statement of financial position an increase of approximately $160 million pre-tax in unearned premiums with a corresponding $160 million pre-tax increase in deferred policy acquisition costs (“DAC”) for protection plans sold directly to retailers for which SquareTrade Holding Company, Inc. (“SquareTrade”) is deemed to be the principal in the transaction. This impact offsets fully and did not impact retained income at the date of adoption.
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
Changes to significant accounting policies
Investments
Changes were made to the Company’s Significant Accounting Policies upon adoption of new FASB guidance related to the recognition and measurement of financial assets. Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Equity securities are carried at fair value. Equity securities without readily determinable or estimable fair values are measured using the measurement alternative of cost less impairment, if any, and adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The periodic change in fair value of equity securities is recognized within realized capital gains and losses on the Condensed Consolidated Statements of Operations effective January 1, 2018.
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. Where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, investments in limited partnership interests purchased prior to January 1, 2018 are accounted for at fair value primarily utilizing the net asset value (“NAV”) as a practical expedient to determine fair value. All other investments in limited partnership interests, including those purchased subsequent to January 1, 2018, are accounted for in accordance with the equity method of accounting (“EMA”).
Investment income from limited partnership interests carried at fair value is recognized based upon the changes in fair value of the investee’s equity primarily determined using NAV. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ earnings. Income from EMA limited partnership interests is generally recognized on a three month delay due to the availability of the related financial statements from investees.

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
Tax Reform
On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. As a result, the corporate tax rate is not comparable between periods. During 2017, the Company revalued its deferred tax assets and liabilities and recorded liabilities related to the transition to the modified territorial system for international taxation.  The impact of the Tax Legislation was adjusted from the Company’s preliminary estimate due to, among other things, changes in interpretations and assumptions the Company previously made, guidance that was issued and actions the Company took as a result of the Tax Legislation. During the third quarter of 2018, the Company recorded a reduction of $31 million to income tax expense related to these provisional amounts.  The Company may make adjustments to these provisional amounts as additional information becomes available and future guidance is issued by the Internal Revenue Service.
Pending accounting standards
Accounting for Leases
In February 2016, the FASB issued guidance revising the accounting for leases. Under the new guidance, lessees will be required to recognize a right-of-use (“ROU”) asset and lease liability for all leases other than those with a term less than one year. The lease liability will be equal to the present value of lease payments. A ROU asset will be based on the lease liability adjusted for qualifying initial direct costs. The Company currently estimates that the recognition of the ROU asset and lease liability will result in an increase in both total assets and liabilities in the Condensed Consolidated Statement of Financial Position of approximately $525 million. The new guidance requires sellers in a sale-leaseback transaction to recognize the entire gain from the sale of an underlying asset at the time the sale is recognized rather than over the leaseback term. The carrying value of unrecognized gains on sale-leaseback transactions executed prior to January 1, 2019 are approximately $20 million, after-tax, and will be recorded as an increase to retained income.
The expense of operating leases under the new guidance will be recognized in the income statement on a straight-line basis by adjusting the amortization of

Third Quarter 2018 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

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
Accounting for Hedging Activities
In August 2017, the FASB issued amendments intended to better align hedge accounting with an organization’s risk management activities. The amendments expand hedge accounting for nonfinancial and financial risk components and revise the measurement methodologies to better align with an organization’s risk management activities. Separate presentation of hedge ineffectiveness is eliminated to provide greater transparency of the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments are designed to reduce complexity by simplifying the manner in which assessments of hedge effectiveness may be performed. The guidance is effective for reporting periods beginning after December 15, 2018. The presentation and disclosure guidance is effective on a prospective basis. The impact of adoption is not expected to be material to the Company’s results of operations or financial position.
Changes to the Disclosure Requirements for Deferred Benefit Plans
In August 2018, the FASB issued amendments to modify certain disclosure requirements for defined benefit plans. Disclosure additions relate to the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates and explanations for significant gains and losses related to changes in the benefit obligation for the period. Disclosures to be removed include those that identify amounts that are expected to be reclassified out of AOCI and into the income statement in the coming year and the anticipated impact of a one-percentage point change in assumed health care cost trend rate on service and interest cost and on the accumulated benefit obligation. The amendments are effective for annual reporting periods beginning after December 15, 2020. The impacts of adoption are to the Company’s disclosures only.
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued guidance revising the accounting for certain long-duration insurance contracts. The new guidance changes the measurement of the Company’s reserves for traditional life, life-contingent immediate annuities and certain voluntary accident and health insurance products.
Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed and updated at least annually. The effect of updating measurement assumptions other than the discount rate are required to be determined on a retrospective basis and reported in net income. In addition, cash flows under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield that is updated through OCI at each reporting date. These changes will replace current GAAP, which utilizes assumptions set at policy issuance until such time as the assumptions result in reserves that are deficient when compared to reserves computed using current assumptions. When this occurs under current GAAP, premium deficiency reserves are recognized by unlocking reserve assumptions to eliminate a reserve deficiency.
The new guidance requires DAC and other capitalized balances currently amortized in proportion to premiums or gross profits to be amortized on a constant level basis over the expected term for all long-duration insurance contracts. DAC will not be subject to loss recognition testing but rather will be

8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

reduced when actual experience exceeds expected experience (i.e. as a result of unexpected contract terminations). The new guidance will no longer require adjustments to DAC and deferred sales inducement costs (“DSI”) related to unrealized gains and losses.
Market risk benefit product features are required to be measured at fair value with changes in fair value recorded in net income with the exception of changes in the fair value attributable to a change in the instrument’s credit risk, which are required to be recognized in OCI. Substantially all of the Company’s market risk benefits are reinsured and therefore these impacts are not expected to be material to the Company.
The guidance is to be included in the comparable financial statements issued in reporting periods beginning after December 15, 2020, thereby requiring restatement of prior periods presented. Early adoption is permitted. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or the new guidance may be applied retrospectively using actual historical experience as of contract inception. The guidance for market risk benefits is required to be adopted retrospectively.
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows are unchanged. The Company has not completed an evaluation of the specific impacts of adopting the new guidance, but anticipates the financial statement impact of migrating from existing GAAP to that required by the new guidance to be material, largely attributed to the impact of transitioning from an original investment-based discount rate to one based on an upper-medium grade fixed income investment yield and updates to mortality assumptions that had previously been locked in at issuance. The Company expects the most significant impacts will occur in the run-off annuity segment. The revised accounting for DAC will be applied prospectively using the new model and any DAC effects existing in AOCI as a result of applying existing GAAP at the date of adoption will be reversed.
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

Computation of basic and diluted earnings per common share
($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$870	$666	$2,521	$1,940
Less: Preferred stock dividends	37	29	105	87
Net income applicable to common shareholders (1)	$833	$637	$2,416	$1,853

Denominator:
Weighted average common shares outstanding	346.0	361.3	349.7	363.5
Effect of dilutive potential common shares:
Stock options	3.8	4.4	3.8	4.3
Restricted stock units (non-participating) and performance stock awards	1.9	1.4	1.9	1.3
Weighted average common and dilutive potential common shares outstanding	351.7	367.1	355.4	369.1

Earnings per common share - Basic	$2.41	$1.76	$6.91	$5.10
Earnings per common share - Diluted	$2.37	$1.74	$6.80	$5.02

(1)	Net income applicable to common shareholders is net income less preferred stock dividends.

Third Quarter 2018 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.
Options to purchase 2.3 million and 0.2 million Allstate common shares, with exercise prices ranging from $84.93 to $102.84 and $78.35 to $93.93, were outstanding for the three month periods ended

September 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per common share in those periods. Options to purchase 1.9 million and 2.5 million Allstate common shares, with exercise prices ranging from $84.93 to $102.84 and $74.03 to $93.93, were outstanding for the nine month periods ended September 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per common share in those periods.

Note 3	Acquisitions
On January 3, 2017, the Company acquired SquareTrade, a consumer product protection plan provider that distributes through many of America’s major retailers and Europe’s mobile operators, for $1.4 billion in cash. SquareTrade provides protection plans covering a variety of consumer electronics and appliances. This acquisition broadened Allstate’s unique product offerings to better meet consumers’ needs.
In connection with the SquareTrade acquisition, the Company recorded goodwill of $1.10 billion, commissions paid to retailers (reported in deferred policy acquisition costs) of $66 million, other intangible assets (reported in other assets) of $555 million, contractual liability insurance policy premium expenses (reported in other assets) of $205 million, unearned premiums of $389 million and net deferred income tax liability of $138 million. These amounts reflect re-measurement adjustments to the fair value of the opening balance sheet assets and liabilities.
Of the $555 million assigned to other intangible assets, $465 million was attributable to acquired customer relationships and $69 million was assigned to the SquareTrade trade name which is considered to have an indefinite useful life. The amortization expense of intangible assets was $20 million and $23 million for the three months ended September 30, 2018 and 2017, respectively, and was $61 million and $69 million for the nine months ended September 30, 2018 and 2017, respectively.
Subsequent event On October 5, 2018, the Company acquired InfoArmor, Inc. (“InfoArmor”), a leading provider of identity protection in the employee benefits market, for $525 million in cash. InfoArmor primarily offers identity protection to employees and their family members through voluntary benefit programs at over 1,400 firms, including more than 100 of the Fortune 500 companies. Due to the limited time since the closing date, the Company is currently evaluating the allocation of the purchase price and is unable to provide amounts recognized as of the closing date for the major classes of assets acquired and liabilities assumed. The Company will include this information in its annual report on Form 10-K for the year ended December 31, 2018.

10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 4	Reportable Segments

Reportable segments revenue information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Property-Liability
Insurance premiums
Auto	$5,798	$5,501	$17,094	$16,327
Homeowners	1,891	1,832	5,603	5,462
Other personal lines	455	439	1,354	1,306
Commercial lines	176	124	477	367
Allstate Protection	8,320	7,896	24,528	23,462
Discontinued Lines and Coverages	—	—	—	—
Total property-liability insurance premiums	8,320	7,896	24,528	23,462
Other revenue	192	185	550	533
Net investment income	410	368	1,100	1,063
Realized capital gains and losses	126	82	16	302
Total Property-Liability	9,048	8,531	26,194	25,360

Service Businesses
Consumer product protection plans	125	78	369	207
Roadside assistance	66	69	198	204
Finance and insurance products	84	78	246	225
Intersegment premiums and service fees (1)	31	26	89	82
Other revenue	16	17	48	50
Net investment income	7	4	18	11
Realized capital gains and losses	—	—	(6)	—
Total Service Businesses	329	272	962	779

Allstate Life
Traditional life insurance premiums	149	141	443	420
Accident and health insurance premiums	—	—	1	1
Interest-sensitive life insurance contract charges	173	175	531	535
Other revenue	30	26	84	81
Net investment income	128	119	380	362
Realized capital gains and losses	(3)	2	(9)	4
Total Allstate Life	477	463	1,430	1,403

Allstate Benefits
Traditional life insurance premiums	13	12	32	30
Accident and health insurance premiums	246	232	739	696
Interest-sensitive life insurance contract charges	26	29	83	85
Net investment income	19	18	57	54
Realized capital gains and losses	2	1	—	1
Total Allstate Benefits	306	292	911	866

Allstate Annuities
Fixed annuities contract charges	5	4	11	10
Net investment income	260	324	843	967
Realized capital gains and losses	51	18	28	11
Total Allstate Annuities	316	346	882	988

Corporate and Other
Net investment income	20	10	56	31
Realized capital gains and losses	—	—	(12)	—

Total Corporate and Other	20	10	44	31
Intersegment eliminations (1)	(31)	(26)	(89)	(82)
Consolidated revenues	$10,465	$9,888	$30,334	$29,345
(1) Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in the condensed consolidated financial statements.

Third Quarter 2018 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Property-Liability
Allstate Protection	$553	$572	$1,934	$1,392
Discontinued Lines and Coverages	(80)	(88)	(86)	(95)
Total underwriting income	473	484	1,848	1,297
Net investment income	410	368	1,100	1,063
Income tax expense on operations	(178)	(271)	(603)	(746)
Realized capital gains and losses, after-tax	103	54	16	199
Gain on disposition of operations, after-tax	—	1	—	7
Tax Legislation expense	(3)	—	(3)	—
Property-Liability net income applicable to common shareholders	805	636	2,358	1,820

Service Businesses
Adjusted net income (loss)	—	(17)	(4)	(35)
Realized capital gains and losses, after-tax	(1)	—	(5)	—
Amortization of purchased intangible assets, after-tax	(16)	(15)	(48)	(45)
Tax Legislation expense	(4)	—	(4)	—
Service Businesses net loss applicable to common shareholders	(21)	(32)	(61)	(80)

Allstate Life
Adjusted net income	74	74	221	196
Realized capital gains and losses, after-tax	(3)	1	(7)	2
DAC and DSI amortization related to realized capital gains and losses, after-tax	(1)	(2)	(6)	(8)
Tax Legislation expense	(16)	—	(16)	—
Allstate Life net income applicable to common shareholders	54	73	192	190

Allstate Benefits
Adjusted net income	32	28	94	75
Realized capital gains and losses, after-tax	2	1	—	1
Allstate Benefits net income applicable to common shareholders	34	29	94	76

Allstate Annuities
Adjusted net income	20	55	99	149
Realized capital gains and losses, after-tax	40	11	22	6
Valuation changes on embedded derivatives not hedged, after-tax	1	(1)	5	(2)
Gain on disposition of operations, after-tax	1	1	3	3
Tax Legislation benefit	69	—	69	—
Allstate Annuities net income applicable to common shareholders	131	66	198	156

Corporate and Other
Adjusted net loss	(155)	(134)	(340)	(295)
Realized capital gains and losses, after-tax	—	—	(10)	—
Business combination expenses, after-tax	—	(1)	—	(14)
Tax Legislation expense	(15)	—	(15)	—
Corporate and Other net loss applicable to common shareholders	(170)	(135)	(365)	(309)

Consolidated net income applicable to common shareholders	$833	$637	$2,416	$1,853

12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Amortized cost, gross unrealized gains and losses and fair value for fixed income securities
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
September 30, 2018
U.S. government and agencies	$3,142	$36	$(27)	$3,151
Municipal	9,316	204	(105)	9,415
Corporate	42,828	557	(723)	42,662
Foreign government	854	12	(12)	854
Asset-backed securities (“ABS”)	979	8	(8)	979
Residential mortgage-backed securities (“RMBS”)	404	98	(2)	500
Commercial mortgage-backed securities (“CMBS”)	74	7	(1)	80
Redeemable preferred stock	21	1	—	22
Total fixed income securities	$57,618	$923	$(878)	$57,663

December 31, 2017
U.S. government and agencies	$3,580	$56	$(20)	$3,616
Municipal	8,053	311	(36)	8,328
Corporate	42,996	1,234	(204)	44,026
Foreign government	1,005	27	(11)	1,021
ABS	1,266	13	(7)	1,272
RMBS	480	101	(3)	578
CMBS	124	6	(2)	128
Redeemable preferred stock	21	2	—	23
Total fixed income securities	$57,525	$1,750	$(283)	$58,992

Scheduled maturities for fixed income securities
($ in millions)	As of September 30, 2018
	Amortized cost	Fair value
Due in one year or less	$4,038	$4,042
Due after one year through five years	28,963	28,812
Due after five years through ten years	16,216	15,987
Due after ten years	6,944	7,263
	56,161	56,104
ABS, RMBS and CMBS	1,457	1,559
Total	$57,618	$57,663
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed income securities	$527	$519	$1,544	$1,564
Equity securities	35	37	130	130
Mortgage loans	52	52	163	157
Limited partnership interests (1)(2)	210	223	563	596
Short-term investments	19	9	50	21
Other	71	58	205	174
Investment income, before expense	914	898	2,655	2,642
Investment expense	(70)	(55)	(201)	(154)
Net investment income	$844	$843	$2,454	$2,488

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Includes net investment income of $135 million and $381 million for EMA limited partnership interests and $75 million and $182 million for limited partnership interests carried at fair value for the three and nine months ended September 30, 2018, respectively.

Third Quarter 2018 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Realized capital gains and losses by asset type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed income securities	$(30)	$41	$(153)	$78
Equity securities	223	57	204	182
Mortgage loans	—	1	2	1
Limited partnership interests	(23)	21	(56)	92
Derivatives	5	(17)	20	(40)
Other	1	—	—	5
Realized capital gains and losses	$176	$103	$17	$318

Realized capital gains and losses by transaction type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Impairment write-downs (1)	$(5)	$(23)	$(10)	$(94)
Change in intent write-downs (1)	—	(5)	—	(43)
Net OTTI losses recognized in earnings	(5)	(28)	(10)	(137)
Sales (1)	(22)	148	(139)	495
Valuation of equity investments (1)	198	—	149	—
Valuation and settlements of derivative instruments	5	(17)	17	(40)
Realized capital gains and losses	$176	$103	$17	$318

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

Gross gains of $21 million and gross losses of $48 million were realized on sales of fixed income securities during the three months ended September 30, 2018. Gross gains of $145 million and gross losses of $36 million were realized on sales of fixed income and equity securities during the three months ended September 30, 2017.

Gross gains of $95 million and gross losses of $242 million were realized on sales of fixed income securities during the nine months ended September 30, 2018. Gross gains of $521 million and gross losses of $161 million were realized on sales of fixed income and equity securities during the nine months ended September 30, 2017.

Valuation changes included in net income for investments still held as of September 30, 2018
($ in millions)	Three months ended September 30, 2018	Nine months ended September 30, 2018
Equity securities (1)	$234	$321
Limited partnership interests carried at fair value (1)	75	181
Total valuation changes	$309	$502

(1)
Investments held at the end of a prior quarter that were sold in the current quarter are not included in the year-to-date amounts shown in the table above; therefore, the sum of the quarterly amounts may not equal the year-to-date amount.

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

OTTI losses by asset type
($ in millions)	Three months ended September 30, 2018			Three months ended September 30, 2017
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$—	$—	$—
ABS	—	(1)	(1)	—	(1)	(1)
RMBS	—	—	—	—	—	—
CMBS	(2)	—	(2)	(1)	(1)	(2)
Total fixed income securities	(2)	(1)	(3)	(1)	(2)	(3)
Equity securities (1)	—	—	—	(8)	—	(8)
Mortgage loans	—	—	—	(1)	—	(1)
Limited partnership interests (1)	(2)	—	(2)	(16)	—	(16)
Other	—	—	—	—	—	—
OTTI losses	$(4)	$(1)	$(5)	$(26)	$(2)	$(28)

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$(2)	$(3)
Corporate	—	—	—	(9)	3	(6)
ABS	(1)	(1)	(2)	(1)	(1)	(2)
RMBS	(1)	—	(1)	(1)	(3)	(4)
CMBS	(2)	(1)	(3)	(9)	1	(8)
Total fixed income securities	(4)	(2)	(6)	(21)	(2)	(23)
Equity securities (1)	—	—	—	(77)	—	(77)
Mortgage loans	—	—	—	(1)	—	(1)
Limited partnership interests (1)	(3)	—	(3)	(32)	—	(32)
Other	(1)	—	(1)	(4)	—	(4)
OTTI losses	$(8)	$(2)	$(10)	$(135)	$(2)	$(137)

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities and limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net income and are no longer included in the table above.

The total amount of OTTI losses included in AOCI at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $195 million and $208 million as of September 30, 2018 and

December 31, 2017, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

OTTI losses included in AOCI at the time of impairment for fixed income securities
($ in millions)	September 30, 2018	December 31, 2017
Municipal	$(5)	$(5)
ABS	(11)	(15)
RMBS	(68)	(77)
CMBS	(3)	(4)
Total	$(87)	$(101)

Third Quarter 2018 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Rollforward of the cumulative credit losses recognized in earnings for fixed income securities held as of September 30,
($ in millions)	Three months ended		Nine months ended September 30,
	2018	2017	2018	2017
Beginning balance	$(206)	$(281)	$(226)	$(318)
Additional credit loss for securities previously other-than-temporarily impaired	(3)	(3)	(5)	(15)
Additional credit loss for securities not previously other-than-temporarily impaired	—	—	(1)	(8)
Reduction in credit loss for securities disposed or collected	4	20	26	76
Change in credit loss due to accretion of increase in cash flows	—	—	1	1
Ending balance	$(205)	$(264)	$(205)	$(264)
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

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2018		Gains	Losses
Fixed income securities	$57,663	$923	$(878)	$45
Short-term investments	3,071	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships (1)				2
Unrealized net capital gains and losses, pre-tax				44
Amounts recognized for:
Insurance reserves (2)				—
DAC and DSI (3)				(62)
Amounts recognized				(62)
Deferred income taxes				2
Unrealized net capital gains and losses, after-tax				$(16)

(1)
Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.

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

16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2017		Gains	Losses
Fixed income securities	$58,992	$1,750	$(283)	$1,467
Equity securities	6,621	1,172	(12)	1,160
Short-term investments	1,944	—	—	—
Derivative instruments (1)	2	2	(3)	(1)
EMA limited partnerships				1
Unrealized net capital gains and losses, pre-tax				2,627
Amounts recognized for:
Insurance reserves				(315)
DAC and DSI				(196)
Amounts recognized				(511)
Deferred income taxes				(454)
Unrealized net capital gains and losses, after-tax				$1,662
(1) Included in the fair value of derivative instruments is $2 million classified as liabilities.

Change in unrealized net capital gains and losses
($ in millions)	Nine months ended September 30, 2018
Fixed income securities	$(1,422)
Equity securities (1)	—
Derivative instruments	(2)
EMA limited partnerships	1
Total	(1,423)
Amounts recognized for:
Insurance reserves	315
DAC and DSI	134
Amounts recognized	449
Deferred income taxes	206
Decrease in unrealized net capital gains and losses, after-tax	$(768)
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

Third Quarter 2018 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

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

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2018
Fixed income securities
U.S. government and agencies	65	$2,517	$(23)	26	$175	$(4)	$(27)
Municipal	3,192	5,600	(75)	480	667	(30)	(105)
Corporate	1,823	24,061	(500)	329	4,274	(223)	(723)
Foreign government	26	166	(2)	25	432	(10)	(12)
ABS	68	442	(3)	19	107	(5)	(8)
RMBS	97	21	—	182	53	(2)	(2)
CMBS	5	18	—	3	1	(1)	(1)
Total fixed income securities	5,276	$32,825	$(603)	1,064	$5,709	$(275)	$(878)
Investment grade fixed income securities	4,939	$30,338	$(529)	1,015	$5,461	$(253)	$(782)
Below investment grade fixed income securities	337	2,487	(74)	49	248	(22)	(96)
Total fixed income securities	5,276	$32,825	$(603)	1,064	$5,709	$(275)	$(878)

December 31, 2017
Fixed income securities
U.S. government and agencies	66	$2,829	$(18)	18	$182	$(2)	$(20)
Municipal	1,756	3,143	(24)	165	349	(12)	(36)
Corporate	781	11,616	(102)	208	3,289	(102)	(204)
Foreign government	45	580	(10)	5	44	(1)	(11)
ABS	57	476	(3)	9	34	(4)	(7)
RMBS	118	35	(1)	181	50	(2)	(3)
CMBS	2	1	—	6	23	(2)	(2)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,826	18,680	(158)	592	3,971	(125)	(283)
Equity securities	127	369	(12)	2	—	—	(12)
Total fixed income and equity securities	2,953	$19,049	$(170)	594	$3,971	$(125)	$(295)
Investment grade fixed income securities	2,706	$17,668	$(134)	535	$3,751	$(98)	$(232)
Below investment grade fixed income securities	120	1,012	(24)	57	220	(27)	(51)
Total fixed income securities	2,826	$18,680	$(158)	592	$3,971	$(125)	$(283)
As of September 30, 2018, $862 million of the $878 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $862 million, $770 million are related to unrealized losses on investment grade fixed income securities. Of the remaining $92 million, $58 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.
As of September 30, 2018, the remaining $16 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost. Investment grade fixed income securities comprising $12 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $16 million, $4 million are related to below investment

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

grade fixed income securities. Of these amounts, $1 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2018.
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
As of September 30, 2018, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of September 30, 2018 and December 31, 2017, the carrying value of EMA limited partnerships totaled $5.89 billion and $5.41 billion, respectively, and limited partnerships carried at fair value as of September 30, 2018, while at cost method as of December 31, 2017, totaled $1.71 billion and $1.33 billion, respectively.
Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2018.
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

Carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution
($ in millions)	September 30, 2018			December 31, 2017
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$2	$30	$32	$3	$—	$3
1.0 - 1.25	218	—	218	345	—	345
1.26 - 1.50	1,216	—	1,216	1,141	30	1,171
Above 1.50	3,021	101	3,122	2,949	62	3,011
Total non-impaired mortgage loans	$4,457	$131	$4,588	$4,438	$92	$4,530
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

Third Quarter 2018 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Net carrying value of impaired mortgage loans
($ in millions)	September 30, 2018	December 31, 2017
Impaired mortgage loans with a valuation allowance	$4	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$4
Valuation allowance on impaired mortgage loans	$3	$3
The valuation allowance on impaired loans had no activity for the three months and nine months ended September 30, 2018 and 2017. The average balance of impaired loans was $4 million and $8 million for the nine months ended September 30, 2018 and 2017, respectively.

Payments on all mortgage loans were current as of September 30, 2018 and December 31, 2017.

Short-term investments
Short-term investments, including commercial paper, U.S. Treasury bills, money market funds and other short-term investments, are carried at fair value.

As of September 30, 2018 and December 31, 2017, the fair value of short-term investments totaled $3.07 billion and $1.94 billion, respectively.
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

Other investments by asset type
($ in millions)	September 30, 2018	December 31, 2017
Bank loans	$1,608	$1,702
Policy loans	900	905
Real estate	776	632
Agent loans	597	538
Other	194	195
Total	$4,075	$3,972

Note 6	Fair Value of Assets and Liabilities
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

20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Third Quarter 2018 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

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
ABS - CDO, ABS - consumer and other, and CMBS: Valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

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

22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. We receive distributions of income and from liquidation of the underlying assets of the investees over the life of these investments, typically 10-12 years. As of September 30, 2018, the Company has commitments to invest $775 million in these limited partnership interests.

Assets and liabilities measured at fair value
	As of September 30, 2018
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$2,693	$458	$—		$3,151
Municipal	—	9,326	89		9,415
Corporate - public	—	30,758	92		30,850
Corporate - privately placed	—	11,645	167		11,812
Foreign government	—	854	—		854
ABS - CDO	—	310	29		339
ABS - consumer and other	—	588	52		640
RMBS	—	500	—		500
CMBS	—	54	26		80
Redeemable preferred stock	—	22	—		22
Total fixed income securities	2,693	54,515	455		57,663
Equity securities	6,286	359	320		6,965
Short-term investments	1,228	1,823	20		3,071
Other investments: Free-standing derivatives	—	120	1	$(13)	108
Separate account assets	3,307	—	—		3,307
Total recurring assets at fair value	$13,514	$56,817	$796	$(13)	$71,114
% of total assets at fair value	19.0%	79.9%	1.1%	—%	100%

Investments reported at NAV					1,709
Total					$72,823

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(266)		$(266)
Other liabilities: Free-standing derivatives	—	(47)	—	$6	(41)
Total recurring liabilities at fair value	$—	$(47)	$(266)	$6	$(307)
% of total liabilities at fair value	—%	15.3%	86.7%	(2.0)%	100%

Third Quarter 2018 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of December 31, 2017
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$3,079	$537	$—		$3,616
Municipal	—	8,227	101		8,328
Corporate - public	—	31,963	108		32,071
Corporate - privately placed	—	11,731	224		11,955
Foreign government	—	1,021	—		1,021
ABS - CDO	—	480	99		579
ABS - consumer and other	—	645	48		693
RMBS	—	578	—		578
CMBS	—	102	26		128
Redeemable preferred stock	—	23	—		23
Total fixed income securities	3,079	55,307	606		58,992
Equity securities	6,032	379	210		6,621
Short-term investments	264	1,660	20		1,944
Other investments: Free-standing derivatives	—	132	1	$(6)	127
Separate account assets	3,444	—	—		3,444
Total recurring basis assets	12,819	57,478	837	(6)	71,128
Non-recurring basis (1)	—	—	3		3
Total assets at fair value	$12,819	$57,478	$840	$(6)	$71,131
% of total assets at fair value	18.0%	80.8%	1.2%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(286)		$(286)
Other liabilities: Free-standing derivatives	(1)	(83)	—	$14	(70)
Total liabilities at fair value	$(1)	$(83)	$(286)	$14	$(356)
% of total liabilities at fair value	0.3%	23.3%	80.3%	(3.9)%	100%

(1)	Includes $3 million of limited partnership interests written-down to fair value in connection with recognizing OTTI losses.

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(239)	Stochastic cash flow model	Projected option cost	1.0%-2.2%	1.74%
December 31, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(252)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2018 and December 31, 2017, Level 3 fair value measurements of fixed income securities total $455 million and $606 million, respectively, and include $199 million and $271 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $48 million and $58 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three months period ended September 30, 2018
	Balance as of June 30, 2018	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$106	$—	$(1)	$—	$(9)
Corporate - public	76	—	(1)	12	(4)
Corporate - privately placed	195	1	(1)	—	(20)
ABS - CDO	9	—	1	20	—
ABS - consumer and other	73	—	—	12	(29)
CMBS	26	—	—	—	—
Total fixed income securities	485	1	(2)	44	(62)
Equity securities	291	8	—	—	—
Short-term investments	—	—	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$777	$9	$(2)	$44	$(62)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(260)	$(7)	$—	$—	$—
Total recurring Level 3 liabilities	$(260)	$(7)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2018
Assets
Fixed income securities:
Municipal	$—	$(6)	$—	$(1)	$89
Corporate - public	10	(1)	—	—	92
Corporate - privately placed	6	(2)	—	(12)	167
ABS - CDO	—	—	—	(1)	29
ABS - consumer and other	33	(20)	—	(17)	52
CMBS	—	—	—	—	26
Total fixed income securities	49	(29)	—	(31)	455
Equity securities	21	—	—	—	320
Short-term investments	20	—	—	—	20
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$90	$(29)	$—	$(31)	$796
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(266)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(266)

(1)
The effect to net income totals $2 million and is reported in the Condensed Consolidated Statements of Operations as follows: $9 million in realized capital gains and losses, $(9) million in interest credited to contractholder funds and $2 million in life contract benefits.

(2)	Comprises $1 million of assets.

Third Quarter 2018 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the nine months period ended September 30, 2018
	Balance as of December 31, 2017	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$101	$1	$(2)	$—	$(11)
Corporate - public	108	—	(3)	16	(9)
Corporate - privately placed	224	(1)	(2)	20	(49)
ABS - CDO	99	—	1	20	(89)
ABS - consumer and other	48	—	1	22	(45)
CMBS	26	—	—	—	—
Total fixed income securities	606	—	(5)	78	(203)
Equity securities	210	24	—	—	—
Short-term investments	20	—	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$837	$24	$(5)	$78	$(203)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(286)	$17	$—	$—	$—
Total recurring Level 3 liabilities	$(286)	$17	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2018
Assets
Fixed income securities:
Municipal	$10	$(8)	$—	$(2)	$89
Corporate - public	10	(27)	—	(3)	92
Corporate - privately placed	21	(5)	—	(41)	167
ABS - CDO	—	—	—	(2)	29
ABS - consumer and other	108	(62)	—	(20)	52
CMBS	1	—	—	(1)	26
Total fixed income securities	150	(102)	—	(69)	455
Equity securities	100	(14)	—	—	320
Short-term investments	45	(45)	—	—	20
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$295	$(161)	$—	$(69)	$796
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$4	$(266)
Total recurring Level 3 liabilities	$—	$—	$(1)	$4	$(266)

(1)
The effect to net income totals $41 million and is reported in the Condensed Consolidated Statements of Operations as follows: $24 million in realized capital gains and losses, $10 million in interest credited to contractholder funds and $7 million in life contract benefits.

(2)	Comprises $1 million of assets.

26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three months period ended September 30, 2017
	Balance as of June 30, 2017	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$114	$—	$—	$—	$(4)
Corporate - public	60	—	—	—	(4)
Corporate - privately placed	266	1	2	—	(34)
ABS - CDO	91	—	1	—	(68)
ABS - consumer and other	120	—	—	—	(62)
CMBS	24	—	—	—	—
Total fixed income securities	675	1	3	—	(172)
Equity securities	166	2	1	—	(1)
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$842	$3	$4	$—	$(173)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(285)	$(9)	$—	$—	$—
Total recurring Level 3 liabilities	$(285)	$(9)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2017
Assets
Fixed income securities:
Municipal	$1	$(3)	$—	$(1)	$107
Corporate - public	51	(1)	—	(2)	104
Corporate - privately placed	18	(1)	—	(2)	250
ABS - CDO	—	—	—	(5)	19
ABS - consumer and other	10	—	—	(2)	66
CMBS	3	—	—	(1)	26
Total fixed income securities	83	(5)	—	(13)	572
Equity securities	—	—	—	—	168
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$83	$(5)	$—	$(13)	$741
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$2	$(292)
Total recurring Level 3 liabilities	$—	$—	$—	$2	$(292)

(1)
The effect to net income totals $(6) million and is reported in the Condensed Consolidated Statements of Operations as follows: $3 million in net investment income, $(5) million in interest credited to contractholder funds and $(4) million in life contract benefits.

(2)	Comprises $1 million of assets.

Third Quarter 2018 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the nine months period ended September 30, 2017
	Balance as of December 31, 2016	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$125	$(1)	$6	$—	$(5)
Corporate - public	78	—	—	—	(20)
Corporate - privately placed	263	7	—	30	(34)
ABS - CDO	27	—	3	30	(190)
ABS - consumer and other	42	—	—	—	(69)
RMBS	1	—	—	—	—
CMBS	22	—	—	—	—
Total fixed income securities	558	6	9	60	(318)
Equity securities	163	15	4	—	(4)
Short-term investments	15	—	—	—	—
Free-standing derivatives, net	(2)	3	—	—	—
Other assets	1	(1)	—	—	—
Total recurring Level 3 assets	$735	$23	$13	$60	$(322)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(290)	$(6)	$—	$—	$—
Total recurring Level 3 liabilities	$(290)	$(6)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2017
Assets
Fixed income securities:
Municipal	$6	$(23)	$—	$(1)	$107
Corporate - public	50	—	—	(4)	104
Corporate - privately placed	22	(30)	—	(8)	250
ABS - CDO	160	—	—	(11)	19
ABS - consumer and other	99	—	—	(6)	66
RMBS	—	—	—	(1)	—
CMBS	6	—	—	(2)	26
Total fixed income securities	343	(53)	—	(33)	572
Equity securities	3	(13)	—	—	168
Short-term investments	25	(40)	—	—	—
Free-standing derivatives, net	—	—	—	—	1	(2)
Other assets	—	—	—	—	—
Total recurring Level 3 assets	$371	$(106)	$—	$(33)	$741
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$5	$(292)
Total recurring Level 3 liabilities	$—	$—	$(1)	$5	$(292)

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
There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2018 or 2017.

28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three months and nine months ended September 30, 2018 and 2017 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months and nine months ended September 30, 2018 and 2017 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income for Level 3 assets and liabilities held as of
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Assets
Fixed income securities:
Municipal	$—	$—	$—	$(3)
Corporate	—	1	—	1
Total fixed income securities	—	1	—	(2)
Equity securities	8	2	23	16
Free-standing derivatives, net	—	(3)	—	—
Other assets	—	—	—	(1)
Total recurring Level 3 assets	$8	$—	$23	$13
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(7)	$(9)	$17	$(6)
Total recurring Level 3 liabilities	$(7)	$(9)	$17	$(6)
The amounts in the table above represent gains and losses related to valuation changes included in net income for the period of time that the asset or liability was held and determined to be in Level 3. These gains and losses result in $1 million of net income for the three months ended September 30, 2018 and are reported as follows: $8 million in realized capital gains and losses, $2 million in life contract benefits and $(9) million in interest credited to contractholder funds. These gains and losses result in $(9) million of net income for the three months ended September 30, 2017 and are reported as follows: $(3) million in realized capital gains and losses, $3 million in net investment income, $(5) million in interest credited to contractholder funds and $(4) million in life contract benefits. These gains and losses result in $40 million of net income for the nine months ended September 30, 2018 and are reported as follows: $23 million in realized capital gains and losses, $10 million in interest credited to contractholder funds and $7 million in life contract benefits.  These gains and losses result in $7 million of net income for the nine months ended September 30, 2017 and are reported as follows: $(3) million in realized capital gains and losses, $17 million in net investment income, $(11) million in interest credited to contractholder funds and $4 million in life contract benefits.
Financial assets

Carrying values and fair value estimates of financial instruments not carried at fair value as of
($ in millions)	September 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,592	$4,607	$4,534	$4,732
Bank loans	1,608	1,614	1,702	1,704
Agent loans	597	586	538	536
The fair value measurements for mortgage loans, bank loans and agent loans are categorized as Level 3.
Financial liabilities

Carrying values and fair value estimates of financial instruments not carried at fair value as of
($ in millions)	September 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$9,546	$9,951	$10,367	$11,071
Long-term debt	6,450	6,833	6,350	7,199
Liability for collateral	1,403	1,403	1,124	1,124
The fair value measurement is Level 3 for contractholder funds on investment contracts and Level 2 for long-term debt and liability for collateral.

Third Quarter 2018 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Note 7	Derivative Financial Instruments
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
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income. The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide returns linked to equity indices to contractholders.
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

30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

periodic settlements, when applicable. With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.

Summary of the volume and fair value positions of derivative instruments as of September 30, 2018
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$20	n/a	$—	$—	$—
Options	Other investments	—	6,813	—	—	—
Equity and index contracts
Options	Other investments	—	3,842	106	106	—
Futures	Other assets	—	1,217	—	—	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	60	n/a	2	2	—
Total return swap agreements – equity index	Other investments	23	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	527	n/a	10	12	(2)
Credit default contracts
Credit default swaps – buying protection	Other investments	222	n/a	(3)	—	(3)
Credit default swaps – selling protection	Other investments	4	n/a	—	—	—
Other contracts
Other	Other assets	3	n/a	—	—	—
Total asset derivatives		$859	11,872	$115	$120	$(5)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$18	n/a	$1	$1	$—
Options	Other liabilities & accrued expenses	—	1,062	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	5,059	(40)	—	(40)
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	—	n/a	—	—	—
Total return swap agreements – equity index	Other liabilities & accrued expenses	210	n/a	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	—	n/a	—	—	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	200	n/a	(17)	—	(17)
Guaranteed withdrawal benefits	Contractholder funds	248	n/a	(10)	—	(10)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,783	n/a	(239)	—	(239)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	21	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	1	n/a	—	—	—
Total liability derivatives		2,481	6,121	(307)	$1	$(308)
Total derivatives		$3,340	17,993	$(192)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

Third Quarter 2018 Form 10-Q 31

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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2018
Asset derivatives	$16	$(6)	$(7)	$3	$—	$3
Liability derivatives	(8)	6	—	(2)	—	(2)

December 31, 2017
Asset derivatives	$8	$(7)	$1	$2	$—	$2
Liability derivatives	(26)	7	7	(12)	3	(9)

(1)	All OTC derivatives are subject to enforceable master netting agreements.

32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the impacts of the foreign currency contracts in cash flow hedging relationships
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(Loss) gain recognized in OCI on derivatives during the period	$—	$(3)	$1	$(5)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(3)	(2)	(3)	(2)
Loss reclassified from AOCI into income (net investment income)	—	(2)	—	(1)
Gain reclassified from AOCI into income (realized capital gains and losses)	—	—	3	—
Amortization of net gains from AOCI related to cash flow hedges is expected to be a gain of less than $1 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2018 or 2017.

Gains and losses from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains and losses	Life contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2018
Interest rate contracts	$(1)	$—	$—	$—	$(1)
Equity and index contracts	(12)	—	19	9	16
Embedded derivative financial instruments	—	2	(8)	—	(6)
Foreign currency contracts	7	—	—	—	7
Total return swaps	11	—	—	—	11
Total	$5	$2	$11	$9	$27

Nine months ended September 30, 2018
Equity and index contracts	$(15)	$—	$25	$12	$22
Embedded derivative financial instruments	—	7	13	—	20
Foreign currency contracts	19	—	—	(1)	18
Total return swaps	12	—	—	—	12
Credit default contracts	1	—	—	—	1
Total	$17	$7	$38	$11	$73

Three months ended September 30, 2017
Equity and index contracts	$(10)	$—	$11	$8	$9
Embedded derivative financial instruments	—	(4)	(3)	—	(7)
Foreign currency contracts	(5)	—	—	1	(4)
Credit default contracts	(2)	—	—	—	(2)
Total	$(17)	$(4)	$8	$9	$(4)

Nine months ended September 30, 2017
Equity and index contracts	$(17)	$—	$33	$20	$36
Embedded derivative financial instruments	—	4	(7)	—	(3)
Foreign currency contracts	(20)	—	—	6	(14)
Credit default contracts	(3)	—	—	—	(3)
Total	$(40)	$4	$26	$26	$16
For the three months and nine months ended September 30, 2018 and 2017, the Company had no derivatives used in fair value hedging relationships.
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of September 30,

2018, counterparties pledged $9 million in collateral to the Company, and the Company pledged $2 million in collateral to counterparties which includes $1 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $1 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and

Third Quarter 2018 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

guarantee the execution of trades, thereby mitigating any potential credit risk.
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
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of September 30, 2018, the Company pledged $32 million in the form of margin deposits.

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	September 30, 2018				December 31, 2017
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	—	$—	$—	$—	1	$18	$1	$—
A+	4	659	11	3	3	90	3	1
A	1	10	—	—	—	—	—	—
Total	5	$669	$11	$3	4	$108	$4	$1

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	September 30, 2018	December 31, 2017
Gross liability fair value of contracts containing credit-risk-contingent features	$7	$28
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(5)	(17)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(1)	(6)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$5
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

34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2018
Single name
Corporate debt	$—	$—	$—	$5	$5	$—
Total	$—	$—	$—	$5	$5	$—

December 31, 2017
Single name
Corporate debt	$—	$10	$10	$5	$25	$—
Index
Corporate debt	1	19	45	15	80	1
Total	$1	$29	$55	$20	$105	$1
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

Third Quarter 2018 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

occurred by the date of the Condensed Consolidated Statements of Financial Position based on available facts, technology, laws and regulations.
Allstate’s reserves for asbestos claims were $882 million and $884 million, net of reinsurance recoverables of $423 million and $412 million, as of

September 30, 2018 and December 31, 2017, respectively. Reserves for environmental claims were $174 million and $166 million, net of reinsurance recoverables of $40 million and $33 million, as of September 30, 2018 and December 31, 2017, respectively.

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Nine months ended September 30,
($ in millions)	2018	2017
Balance as of January 1	$26,325	$25,250
Less reinsurance recoverables	(6,471)	(6,184)
Net balance as of January 1	19,854	19,066
SquareTrade acquisition as of January 3, 2017	—	17
Incurred claims and claims expense related to:
Current year	16,893	16,971
Prior years	(135)	(321)
Total incurred	16,758	16,650
Claims and claims expense paid related to:
Current year	(10,124)	(10,052)
Prior years	(6,174)	(5,784)
Total paid	(16,298)	(15,836)
Net balance as of September 30	20,314	19,897
Plus reinsurance recoverables	6,625	7,257
Balance as of September 30	$26,939	$27,154
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the period. This expense includes losses from catastrophes of $1.89 billion and $2.64 billion in the nine months ended September 30, 2018 and 2017, respectively, net of reinsurance and other recoveries. Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position. During the nine months ended September 30, 2018, incurred claims and claims expense included $135 million of prior year reserve reestimates, increasing net income, including favorable prior year reserve reestimates excluding catastrophes of $180 million and $45 million of unfavorable prior year reserve reestimates related to catastrophes.

Favorable prior year reserve reestimates excluding catastrophes is comprised of net decreases in reserves of $372 million, primarily due to continued favorable personal lines auto injury coverage development, offset by net increases of $192 million, related to commercial lines and discontinued lines and coverages of $107 million and $85 million, respectively. Unfavorable catastrophe loss reestimates of $45 million, net of reinsurance and other recoveries, include $84 million of unfavorable reestimates related to homeowners, including $37 million for Texas Windstorm Insurance Association (“TWIA”) assessments related to Hurricane Harvey (see Note 12), offset by $39 million of favorable reestimates, primarily related to auto.

36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 9	Reinsurance

Effects of reinsurance ceded on property and casualty premiums earned and life premiums and contract charges
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Property and casualty insurance premiums earned	$(260)	$(245)	$(756)	$(745)
Life premiums and contract charges	(76)	(75)	(221)	(225)

Effects of reinsurance ceded on property and casualty insurance claims and claims expense, life contract benefits and interest credited to contractholder funds
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Property and casualty insurance claims and claims expense (1)	$(247)	$(1,268)	$(572)	$(1,523)
Life contract benefits	(35)	(47)	(150)	(164)
Interest credited to contractholder funds	(5)	(6)	(16)	(17)

(1)	Includes expected reinsurance recoveries on catastrophe losses related to homeowners flood claims covered by the National Flood Insurance Program.

Note 10	Capital Structure
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
Preferred stock On March 29, 2018, the Company issued 23,000 shares of 5.625% Fixed Rate Noncumulative Perpetual Preferred Stock, Series G, par value $1.00 per share and liquidation preference $25,000 per share, for gross proceeds of $575 million. The preferred stock is perpetual and has no maturity date. The preferred stock is redeemable at the Company’s option in whole or in part, on or after April 15, 2023 at a redemption price of $25,000 per share, plus declared and unpaid dividends. Prior to April 15, 2023, the preferred stock is redeemable at the Company’s option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,000 per share, plus declared and unpaid dividends.
The proceeds of Senior Notes and Preferred Stock issuances will be used for general corporate purposes, including the redemption, repayment or repurchase of certain preferred stock or debt.

On April 30, 2018, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) that expires in 2021. The registration statement covers an unspecified amount of securities and can be used to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.
Redemption and repayment of preferred stock and debentures On May 13, 2018, the Company redeemed its $224 million Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures at a redemption price equal to 100% of the outstanding principal.
On May 15, 2018, the Company repaid $176 million of 6.75% Senior Debentures at maturity. The repayment was equal to 100% of the outstanding principal.
Subsequent event On October 15, 2018, the Company redeemed all 15,400 shares of its Fixed Rate Noncumulative Perpetual Preferred Stock, Series C, par value $1.00 per share and liquidation preference $25,000 per share and the corresponding depositary shares for a total redemption payment of $385 million.

Third Quarter 2018 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Note 11	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include employee severance and relocation benefits, and post-exit rent expenses in connection with these programs, and non-cash charges resulting from pension benefit payments made to agents and certain legal expenses and settlements incurred in connection with the 1999 reorganization of Allstate’s multiple agency programs to a single exclusive agency program. The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $16 million and $14 million during the three months ended September 30, 2018 and 2017, respectively, and $65 million and $77 million during the nine months ended September 30, 2018 and 2017, respectively. Restructuring expenses in 2018 primarily related to realignment of certain employees to centralized talent centers as well as legal settlements and expenses.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2017	$15	$30	$45
Expense incurred	41	26	67
Adjustments to liability	—	(2)	(2)
Payments and non-cash pension settlements	(20)	(38)	(58)
Restructuring liability as of September 30, 2018	$36	$16	$52
The payments applied against the liability for employee costs primarily reflect severance costs and the payments for exit costs generally consist of post-exit rent expenses and contract termination penalties.

As of September 30, 2018, the cumulative amount incurred to date for active programs totaled $130 million for employee costs and $110 million for exit costs.

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
During 2018, the TWIA Board announced assessments related to Hurricane Harvey for which the Company’s share was $37 million. These costs were recorded in property and casualty insurance claims and claims expense as catastrophe losses on the Condensed Consolidated Statements of Operations. Any assessments from TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company.
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

38 www.allstate.com

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
The aggregate liability balance related to all guarantees was not material as of September 30, 2018.
Regulation and compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, prescribe rules or guidelines on how affiliates compete in the marketplace, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, and otherwise expand overall regulation of insurance products and the insurance industry. In addition, the Company is subject to laws and regulations administered and enforced by federal agencies, international agencies, and other organizations, including but not limited to the SEC, the Financial Industry Regulatory Authority, the U.S. Equal Employment Opportunity Commission, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
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

Third Quarter 2018 Form 10-Q 39

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
These developments may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, information obtained from other sources, experience from managing these and other matters, and other rulings by courts, arbitrators or others. When the Company possesses sufficient appropriate information to develop an estimate of the reasonably possible loss or range of loss above the amount accrued, if any, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible, but such an estimate is not possible. Disclosure of the estimate of the reasonably possible loss or range of loss above the amount accrued, if any, for any individual matter would only be considered when there have been sufficient legal and factual developments such that the Company’s ability to resolve the matter would not be impaired by the disclosure of the individual estimate.
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $115 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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

40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Other proceedings The three shareholder derivative actions described below are disclosed pursuant to SEC disclosure requirements for these types of matters, and the putative class action has been disclosed because these matters involve similar allegations.
In Biefeldt v. Wilson, et al., a plaintiff alleging to be a stockholder in the Company filed a shareholder derivative complaint in the Circuit Court for Cook County, Illinois, Chancery Division on August 3, 2017. The plaintiff seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint alleges breaches of fiduciary duty based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former chief financial officer, who is now the Company’s vice chairman, and the members of the board of directors during the relevant period. The defendants’ motion to dismiss the complaint was heard on May 8, 2018. On June 29, 2018, the court granted the motion to dismiss. On July 26, 2018, the court consolidated this matter with the IBEW Local No. 98 Pension Fund matter described below. The court granted the consolidated plaintiffs leave to file a consolidated complaint by August 10, 2018. Defendants answered the consolidated complaint on September 24, 2018. Plaintiff’s opposition brief is due on November 8, 2018, and defendants’ reply is due on December 7, 2018.
In IBEW Local No. 98 Pension Fund v. Wilson, et al., another plaintiff alleging to be a stockholder in the Company filed a shareholder derivative complaint in the Circuit Court for Cook County, Illinois, Chancery Division on April 12, 2018. The plaintiff seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint alleges breaches of fiduciary duty based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. The complaint also includes allegations concerning the exercise of stock options by the Company’s chairman, president and chief executive officer and several other members of our board of directors during the relevant period.  The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president and the members of the board of directors during the relevant period. On May 17, 2018, the court transferred this case to the same judge handling the Biefeldt v. Wilson, et al. lawsuit. On July 26, 2018, the court consolidated this matter with the Biefeldt matter described above. The court granted the consolidated plaintiffs leave to file a consolidated complaint by August 10, 2018. Defendants answered the consolidated complaint on September 24, 2018. Plaintiff’s opposition brief is due on November 8, 2018, and defendants’ reply is due on December 7, 2018.
In Sundquist v. Wilson, et al., another plaintiff alleging to be a stockholder in the Company filed a shareholder derivative complaint in federal court in the Northern District of Illinois on May 21, 2018. The plaintiff seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint alleges breaches of fiduciary duty based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. The complaint also asserts state law “misappropriation” claims based on stock option transactions by the Company’s chairman, president and chief executive officer, its former chief financial officer, who is now the Company’s vice chairman, and members of the board of directors. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former chief financial officer, who is now the Company’s vice chairman, and the members of the board of directors during the relevant period. Defendants answered the complaint on August 7, 2018. Plaintiff filed her opposition to defendants’ motion to dismiss on September 7, 2018. Defendants filed their reply to plaintiff’s opposition on September 28, 2018.
In re The Allstate Corp. Securities Litigation is a putative class action filed in November 2016 in the United States District Court for the Northern District of Illinois against the Company and several of its officers asserting claims under the federal securities laws. Plaintiffs seek an unspecified amount of damages, costs, attorney’s fees, and such other relief as the court deems appropriate. Plaintiffs allege that the Company and certain senior officers made allegedly material misstatements or omissions concerning claim

Third Quarter 2018 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance. Plaintiffs’ further allege that a senior officer engaged in stock option exercises and sales during that time allegedly while in possession of nonpublic information about claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. Defendants answered the complaint, disputing plaintiffs’ allegations that there was any misstatement or omission or other misconduct, after the court denied their motion to dismiss on February 27, 2018. On June 22, 2018, plaintiffs filed their motion for class certification. Defendants’ response to plaintiffs’ motion was filed on October 5, 2018. Plaintiffs’ reply is due on November 19, 2018. On September 12, 2018, the court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative. The amended complaint was filed the same day.

Note 13	Benefit Plans

Components of net periodic cost included in operating costs and expenses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Pension benefits
Service cost	$29	$28	$85	$85
Interest cost	60	66	181	198
Expected return on plan assets	(105)	(102)	(316)	(306)
Amortization of:
Prior service credit	(14)	(14)	(42)	(42)
Net actuarial loss	43	48	132	142
Settlement loss	68	94	82	110
Net periodic pension cost	$81	$120	$122	$187

Postretirement benefits
Service cost	$2	$2	$6	$6
Interest cost	3	4	10	11
Amortization of:
Prior service credit	(5)	(6)	(16)	(18)
Net actuarial gain	(6)	(6)	(17)	(18)
Net periodic postretirement credit	$(6)	$(6)	$(17)	$(19)
During the third quarter of 2018, the Company concluded that its qualified employee pension plan 2018 lump sum payments are expected to exceed a threshold of service and interest cost due to higher-than-expected retirement levels and rising interest rates that reduce benefit lump sum payments in the future.
As a result, a pension settlement loss of $61 million, pre-tax, was recorded as part of operating costs and expenses in the Corporate and Other segment.

The Company will continue to monitor lump sum payments through the end of the year and will recognize an additional settlement loss based on lump sum payments made during the fourth quarter of 2018.
During the third quarter of 2017, the Company also recorded a pension settlement loss in the amount of $86 million, pre-tax, related to higher levels of lump sum payments in the qualified employee pension plan.

42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $78 million and $31 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans for the nine months ended September 30, 2018 and 2017, respectively. Non-cash financing activities include $30 million and $42 million related to the issuance of Allstate common shares for vested equity awards for the nine months ended September 30, 2018 and 2017, respectively.

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
The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

($ in millions)	Nine months ended September 30,
	2018	2017
Net change in proceeds managed
Net change in fixed income securities	$175	$129
Net change in short-term investments	(454)	(157)
Operating cash flow (used) provided	$(279)	$(28)
Net change in cash	—	1
Net change in proceeds managed	$(279)	$(27)

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,124)	$(1,129)
Liabilities for collateral, end of period	(1,403)	(1,156)
Operating cash flow provided (used)	$279	$27

Third Quarter 2018 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

Note 15	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(116)	$25	$(91)	$300	$(105)	$195
Less: reclassification adjustment of realized capital gains and losses	(26)	5	(21)	107	(37)	70
Unrealized net capital gains and losses	(90)	20	(70)	193	(68)	125
Unrealized foreign currency translation adjustments	(18)	4	(14)	43	(15)	28
Unrecognized pension and other postretirement benefit cost arising during the period	—	—	—	(5)	3	(2)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(86)	18	(68)	(116)	41	(75)
Unrecognized pension and other postretirement benefit cost	86	(18)	68	111	(38)	73
Other comprehensive (loss) income	$(22)	$6	$(16)	$347	$(121)	$226

	Nine months ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,103)	$233	$(870)	$1,165	$(408)	$757
Less: reclassification adjustment of realized capital gains and losses	(129)	27	(102)	245	(86)	159
Unrealized net capital gains and losses	(974)	206	(768)	920	(322)	598
Unrealized foreign currency translation adjustments	(32)	7	(25)	55	(19)	36
Unrecognized pension and other postretirement benefit cost arising during the period	4	(1)	3	(8)	5	(3)
Less: reclassification adjustment of net periodic cost recognized in operating costs and expenses	(139)	29	(110)	(174)	61	(113)
Unrecognized pension and other postretirement benefit cost	143	(30)	113	166	(56)	110
Other comprehensive (loss) income	$(863)	$183	$(680)	$1,141	$(397)	$744

44 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive income for the three month and nine month periods ended September 30, 2018 and 2017, shareholders’ equity and cash flows for the nine month periods ended September 30, 2018 and 2017 and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
October 31, 2018

Third Quarter 2018 Form 10-Q 45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Month Periods Ended September 30, 2018 and 2017
Overview
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

46 www.allstate.com

Highlights

Consolidated Net Income
($ in millions)

Consolidated net income applicable to common shareholders increased 30.8% and 30.4% in the third quarter and first nine months of 2018, respectively, compared to the prior periods. The increase in both periods was driven by a 5.8% and 3.4% increase in total revenue (see table below), lower catastrophe losses and a lower effective tax rate from the Tax Cuts and Jobs Act of 2017, partially offset by higher property and casualty insurance non-catastrophe claims losses, higher amortization of DAC for property and casualty businesses and Allstate Life, and lower realized capital gains in the first nine months of 2018 compared to the same period of 2017.

The Property-Liability combined ratio increased from 93.9 in the third quarter of 2017 to 94.3 in the third quarter of 2018 and improved from 94.5 in the first nine months of 2017 to 92.5 in the first nine months of 2018.

Total Revenue
($ in millions)

Total revenue increased 5.8% and 3.4% in the third quarter and first nine months of 2018, respectively, compared to the prior periods, driven by a 5.7% and 5.0% increase in insurance premiums in the third quarter and first nine months of 2018, respectively. Insurance premiums increased in the following segments: Allstate Protection (Allstate brand and Esurance), Service Businesses, Allstate Benefits and Allstate Life. The increase in revenue in the first nine months of 2018 is partially offset by lower net realized capital gains and net investment income.

Net Investment Income
($ in millions)

Net investment income was flat in the third quarter of 2018, compared to the third quarter of 2017. Net investment income decreased 1.4% in the first nine months of 2018, compared to the first nine months of 2017, primarily due to lower performance-based investment results, mainly from limited partnerships.

Legend

Third Quarter 2018 Form 10-Q 47

Segment Highlights
Allstate Protection underwriting income totaled $553 million in the third quarter of 2018, a 3.3% decrease from $572 million in the third quarter of 2017, primarily due to higher claim severity, higher operating costs and expenses and lower favorable non-catastrophe prior year reserve reestimates, partially offset by increased premiums earned, lower catastrophe losses and improved auto claim frequency.
Underwriting income totaled $1.93 billion in the first nine months of 2018, a 38.9% increase from $1.39 billion in the first nine months of 2017, primarily due to increased premiums earned, lower catastrophe losses and improved auto claim frequency, partially offset by higher claim severity and operating costs and expenses.
Premiums written increased 5.9% to $8.80 billion in the third quarter of 2018 and 5.8% to $25.19 billion in the first nine months of 2018, compared to the same periods of 2017.
Service Businesses adjusted net income was zero in the third quarter of 2018 compared to an adjusted net loss of $17 million in the third quarter of 2017. Adjusted net loss improved to $4 million in the first nine months of 2018 compared to $35 million in the first nine months of 2017. The improvements in both periods were primarily due to improved loss experience at SquareTrade and Allstate Dealer Services, partially offset by higher loss costs and investments in the provider network and technology at Allstate Roadside Services and investments in business expansion at Arity.
Total revenues increased 21.0% to $329 million in the third quarter of 2018 and 23.5% to $962 million in the first nine months of 2018, compared to the same periods of 2017. These amounts include $24 million and $80 million related to SquareTrade in the third quarter and first nine months of 2018, respectively, recorded for protection plans sold directly to retailers prior to January 1, 2018 for which SquareTrade is deemed to be the principal. These amounts are due to the adoption of the revenue from contracts with customers accounting standard and are offset by corresponding increases in amortization of DAC, resulting in no impact to adjusted net income.
Net investment income increased $3 million in the third quarter of 2018 and $7 million in the first nine months of 2018, compared to the same periods of 2017.

Allstate Life adjusted net income was $74 million in both the third quarter of 2018 and 2017. Adjusted net income was $221 million in the first nine months of 2018 compared to $196 million in the first nine months of 2017, primarily due to a lower effective tax rate from the Tax Legislation, increased premiums and higher net investment income, partially offset by higher contract benefits.
Premiums and contract charges increased 1.9% to $322 million in the third quarter of 2018 and 2.0% to $975 million in the first nine months of 2018, compared to the same periods of 2017.
Allstate Benefits adjusted net income was $32 million in the third quarter of 2018 compared to $28 million in the third quarter of 2017 and $94 million in the first nine months of 2018 compared to $75 million in the first nine months of 2017, primarily due to higher premiums and a lower effective tax rate from the Tax Legislation, partially offset by higher contract benefits and operating costs and expenses.
Premiums and contract charges increased 4.4% to $285 million in the third quarter of 2018 and 5.3% to $854 million in the first nine months of 2018, compared to the same periods of 2017.
Allstate Annuities adjusted net income was $20 million in the third quarter of 2018 compared to $55 million in the third quarter of 2017 and $99 million in the first nine months of 2018 compared to $149 million in the first nine months of 2017, primarily due to decreased net investment income, driven by lower performance-based investment results and average investment balances, partially offset by a lower effective tax rate from the Tax Legislation and decreased interest credited to contractholder funds.
Net investment income decreased 19.8% to $260 million in the third quarter of 2018 and 12.8% to $843 million in the first nine months of 2018, compared to the same periods of 2017.

48 www.allstate.com

Financial Highlights
Tax reform On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. As a result, the corporate tax rate is not comparable between periods.  During 2017, we revalued deferred tax assets and liabilities and recorded liabilities related to the transition to the modified territorial system for international taxation.  During the third quarter of 2018, the impact of the Tax Legislation was adjusted from our preliminary estimate due to, among other things, changes in interpretations and assumptions we previously made, guidance that was issued and actions we took as a result of the Tax Legislation. During the third quarter of 2018, we recorded a reduction of $31 million to income tax expense related to these provisional amounts.  We may make adjustments to these provisional amounts as additional information becomes available and future guidance is issued by the Internal Revenue Service.
We are utilizing a portion of the benefits from the Tax Legislation for the following initiatives:

•	Accelerating growth initiatives

•	Enhancing our employee value proposition

•	Improving local communities

•	Increasing cash returns to shareholders through the increase of our quarterly dividend per common share in the first quarter of 2018
In the first quarter of 2018, employees received either $1,000 or $2,000 of Choice Dollars (“Choice Dollars”) following a reduction in the federal tax rate, which could be taken as a cash bonus or contributed to a 401(k) or health savings account. $43 million was recorded as an expense with $21 million recorded in claims and claim expense and $22 million recorded in other costs and expenses.
The expenses associated with these initiatives will occur throughout 2018 and will reoccur in future periods.
InfoArmor On October 5, 2018, we acquired InfoArmor, Inc. (“InfoArmor”), a leading provider of identity protection in the employee benefits market, for $525 million in cash. InfoArmor primarily offers identity protection to employees and their family members through voluntary benefit programs at over 1,400 firms, including more than 100 of the Fortune 500 companies.
Investments totaled $83.97 billion as of September 30, 2018, increasing from $82.80 billion as of December 31, 2017.
Shareholders’ equity As of September 30, 2018, shareholders’ equity was $23.63 billion, including $3.38 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $60.79 as of September 30, 2018, an increase of 9.2% from $55.69 as of September 30, 2017, and an increase of 5.6% from $57.58 as of December 31, 2017.
Return on average common shareholders’ equity For the twelve months ended September 30, 2018, net income applicable to common shareholders’ return on the average of beginning and ending period common shareholders’ equity of 17.4% increased by 3.9 points from 13.5% for the twelve months ended September 30, 2017.
Pension settlement loss During the third quarter of 2018, we concluded that our qualified employee pension plan 2018 lump sum payments are expected to exceed a threshold of service and interest cost, which resulted in a pension settlement loss of $61 million, pre-tax, and was recorded as part of operating costs and expenses in the Corporate and Other segment. We will continue to monitor lump sum payments through the end of the year and we expect to recognize an additional settlement loss based on lump sum payments made during the fourth quarter of 2018. During third quarter 2017, we also recorded a pension settlement loss in the amount of $86 million, pre-tax, related to higher levels of lump sum payments in the qualified employee pension plan.
Common share repurchases On October 31, 2018, the Board authorized a new $3.00 billion common share repurchase program that is expected to be completed by April 2020.
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
See Note 1 of the condensed consolidated financial statements for additional details on the adopted accounting standards.
Third Quarter 2018 Form 10-Q 49

Consolidated net income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Revenues
Property-liability insurance premiums	$8,595	$8,121	$25,341	$24,098
Life and annuity premiums and contract charges	612	593	1,840	1,777
Other revenue	238	228	682	664
Net investment income (1)	844	843	2,454	2,488
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(4)	(26)	(8)	(135)
OTTI losses reclassified (from) to other comprehensive income	(1)	(2)	(2)	(2)
Net OTTI losses recognized in earnings	(5)	(28)	(10)	(137)
Sales and valuation changes on equity investments and derivatives	181	131	27	455
Total realized capital gains and losses (1)	176	103	17	318
Total revenues	10,465	9,888	30,334	29,345

Costs and expenses
Property and casualty insurance claims and claims expense	(5,817)	(5,545)	(16,758)	(16,650)
Life contract benefits	(498)	(456)	(1,485)	(1,416)
Interest credited to contractholder funds	(163)	(174)	(489)	(522)
Amortization of deferred policy acquisition costs	(1,317)	(1,200)	(3,886)	(3,545)
Operating costs and expenses	(1,534)	(1,446)	(4,296)	(4,065)
Restructuring and related charges	(16)	(14)	(65)	(77)
Interest expense	(82)	(83)	(251)	(251)
Total costs and expenses	(9,427)	(8,918)	(27,230)	(26,526)

Gain on disposition of operations	1	1	4	15
Income tax expense (2)	(169)	(305)	(587)	(894)
Net income	870	666	2,521	1,940

Preferred stock dividends	(37)	(29)	(105)	(87)
Net income applicable to common shareholders	$833	$637	$2,416	$1,853

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

Third Quarter 2018 Form 10-Q 51

Property-Liability Operations

Summarized financial data
	Three months ended September 30,		Nine months ended September 30,
($ in millions, except ratios)	2018	2017	2018	2017
Premiums written	$8,800	$8,311	$25,185	$23,810

Revenues
Premiums earned	$8,320	$7,896	$24,528	$23,462
Other revenue	192	185	550	533
Net investment income	410	368	1,100	1,063
Realized capital gains and losses	126	82	16	302
Total revenues	9,048	8,531	26,194	25,360

Costs and expenses
Claims and claims expense	(5,729)	(5,441)	(16,491)	(16,376)
Amortization of DAC	(1,133)	(1,060)	(3,331)	(3,114)
Operating costs and expenses	(1,162)	(1,084)	(3,347)	(3,135)
Restructuring and related charges	(15)	(12)	(61)	(73)
Total costs and expenses	(8,039)	(7,597)	(23,230)	(22,698)

Gain on disposition of operations (1)	—	—	—	10
Income tax expense	(204)	(298)	(606)	(852)
Net income applicable to common shareholders	$805	$636	$2,358	$1,820

Underwriting income	$473	$484	$1,848	$1,297
Net investment income	410	368	1,100	1,063
Income tax expense on operations	(178)	(271)	(603)	(746)
Realized capital gains and losses, after-tax	103	54	16	199
Gain on disposition of operations, after-tax	—	1	—	7
Tax Legislation expense	(3)	—	(3)	—
Net income applicable to common shareholders	$805	$636	$2,358	$1,820

Catastrophe losses (2)	$625	$856	$1,892	$2,630

GAAP operating ratios
Claims and claims expense ratio	68.8	68.9	67.3	69.8
Expense ratio	25.5	25.0	25.2	24.7
Combined ratio	94.3	93.9	92.5	94.5
Effect of catastrophe losses on combined ratio	7.5	10.9	7.7	11.2
Effect of prior year reserve reestimates on combined ratio	0.1	(1.7)	(0.5)	(1.4)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(0.1)	0.2	(0.1)
Effect of amortization of purchased intangible assets on combined ratio	0.1	—	0.1	—
Effect of restructuring and related charges on combined ratio	0.2	0.2	0.2	0.3
Effect of Discontinued Lines and Coverages on combined ratio	0.9	1.1	0.4	0.4

(1)	2017 results represented the conclusion of a contractual arrangement related to the sale of Sterling Collision Centers, Inc. in 2014.

(2)
Prior year reserve reestimates included in catastrophe losses totaled $1 million and $45 million unfavorable in the three and nine months ended September 30, 2018, respectively, including $37 million for Texas Windstorm Insurance Association (“TWIA”) assessments related to Hurricane Harvey recorded in second quarter 2018 (see Note 12 of the condensed consolidated financial statements), compared to $7 million and $10 million favorable in the three and nine months ended September 30, 2017, respectively.

52 www.allstate.com

Property-Liability Operations

Net investment income increased 11.4% or $42 million to $410 million in the third quarter of 2018 and 3.5% or $37 million to $1.10 billion in the first nine months of 2018 from $368 million in the third quarter of 2017 and $1.06 billion in the first nine months of 2017, and benefited from higher performance-based investment results, primarily from limited partnerships, and higher market-based portfolio income.

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Fixed income securities	$240	$229	$690	$681
Equity securities	24	27	93	89
Mortgage loans	5	4	13	9
Limited partnership interests (1)	136	108	301	281
Short-term investments	11	5	26	13
Other	33	25	93	74
Investment income, before expense	449	398	1,216	1,147
Investment expense (2) (3)	(39)	(30)	(116)	(84)
Net investment income	$410	$368	$1,100	$1,063

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Investment expense includes $10 million and $5 million of investee level expenses in the third quarter of 2018 and 2017, respectively, and $34 million and $16 million in the first nine months of 2018 and 2017, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(3)
Investment expense includes $6 million and $1 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the third quarter of 2018 and 2017, respectively, and $12 million and $3 million in the first nine months of 2018 and 2017, respectively.

Realized capital gains and losses Net realized capital gains in the third quarter and first nine months of 2018, primarily related to increases in the valuation of equity investments, partially offset by losses on sales of fixed income securities.

Realized capital gains and losses
($ in millions)	Three months ended September 30,			Nine months ended September 30,
	2018		2017	2018		2017
Impairment write-downs (1)	$(1)		$(17)	$(3)		$(55)
Change in intent write-downs (1)	—		(5)	—		(39)
Net OTTI losses recognized in earnings	(1)		(22)	(3)		(94)
Sales (1)	(16)		117	(104)		423
Valuation of equity investments (1)	142	(2)	—	114	(3)	—
Valuation and settlements of derivative instruments	1		(13)	9		(27)
Realized capital gains and losses, pre-tax	126		82	16		302
Income tax expense	(23)		(28)	—		(103)
Realized capital gains and losses, after-tax	$103		$54	$16		$199

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

(2)
Includes $161 million of appreciation of equity investments and $19 million of declines in value primarily related to certain limited partnerships where the underlying assets are predominately public equity securities.

(3)
Includes $156 million of appreciation of equity investments and $42 million of declines in value primarily related to certain limited partnerships where the underlying assets are predominately public equity securities.

Third Quarter 2018 Form 10-Q 53

Segment Results Allstate Protection

Allstate Protection Segment

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Premiums written	$8,800	$8,311	$25,185	$23,810
Premiums earned	$8,320	$7,896	$24,528	$23,462
Other revenue	192	185	550	533
Claims and claims expense	(5,649)	(5,353)	(16,406)	(16,283)
Amortization of DAC	(1,133)	(1,060)	(3,331)	(3,114)
Other costs and expenses	(1,162)	(1,084)	(3,346)	(3,133)
Restructuring and related charges	(15)	(12)	(61)	(73)
Underwriting income	$553	$572	$1,934	$1,392
Catastrophe losses	$625	$856	$1,892	$2,630

Underwriting income (loss) by line of business
Auto	$371	$252	$1,326	$892
Homeowners	204	335	546	431
Other personal lines (1)	7	(15)	114	54
Commercial lines	(43)	(15)	(87)	(21)
Other business lines (2)	15	15	39	37
Answer Financial	(1)	—	(4)	(1)
Underwriting income	$553	$572	$1,934	$1,392

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)
Other business lines primarily include Ivantage, a general agency for Allstate exclusive agencies. Ivantage provides agencies a solution for their customers when coverage through Allstate brand underwritten products is not available.

54 www.allstate.com

Allstate Protection Segment Results

Changes in underwriting results from prior year by component and by line of business (1)
	Three months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Underwriting income (loss) - prior period	$252	$18	$335	$395	$(15)	$50	$(15)	$(19)	$572	$459
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	297	148	59	19	16	13	52	(3)	424	177
Increase (decrease) other revenue	5	2	2	(1)	(2)	2	—	—	7	5
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(234)	214	(92)	3	—	(29)	(52)	8	(378)	196
Catastrophe losses, excluding reserve reestimates	259	(221)	(40)	(119)	14	(40)	6	(5)	239	(385)
Non-catastrophe reserve reestimates	(90)	176	(21)	30	(2)	(2)	(36)	7	(149)	211
Catastrophe reserve reestimates	—	3	(8)	8	(1)	—	1	(1)	(8)	10
Losses subtotal	(65)	172	(161)	(78)	11	(71)	(81)	9	(296)	32
(Increase) decrease expenses	(118)	(88)	(31)	—	(3)	(9)	1	(2)	(154)	(101)
Underwriting income (loss)	$371	$252	$204	$335	$7	$(15)	$(43)	$(15)	$553	$572

	Nine months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Underwriting income (loss) - prior period	$892	$(56)	$431	$528	$54	$104	$(21)	$(90)	$1,392	$523
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	767	448	141	24	48	35	110	(16)	1,066	491
Increase (decrease) other revenue	15	3	4	(1)	1	—	(3)	2	17	11
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(396)	560	(199)	(49)	(43)	(27)	(81)	29	(719)	513
Catastrophe losses, excluding reserve reestimates	358	(179)	377	(182)	50	(26)	8	3	793	(384)
Non-catastrophe reserve reestimates	(3)	289	(46)	73	8	(1)	(101)	46	(142)	407
Catastrophe reserve reestimates	23	6	(86)	21	7	(7)	1	3	(55)	23
Losses subtotal	(18)	676	46	(137)	22	(61)	(173)	81	(123)	559
(Increase) decrease expenses	(330)	(179)	(76)	17	(11)	(24)	—	2	(418)	(192)
Underwriting income (loss)	$1,326	$892	$546	$431	$114	$54	$(87)	$(21)	$1,934	$1,392

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.

(2)
Includes other business lines underwriting income of $15 million in both the third quarter of 2018 and 2017 and $39 million and $37 million in the first nine months of 2018 and 2017, respectively. Includes Answer Financial underwriting loss of $1 million and zero in the third quarter of 2018 and 2017, respectively, and $4 million and $1 million in the first nine months of 2018 and 2017, respectively.

Underwriting income decreased to $553 million in the third quarter of 2018 from $572 million in the third quarter of 2017, primarily due to higher claim severity, higher operating costs and expenses and lower favorable non-catastrophe prior year reserve reestimates, partially offset by increased premiums earned, lower catastrophe losses and improved auto claim frequency. Underwriting income increased to $1.93 billion in the first nine months of 2018 from $1.39 billion in the first nine months of 2017, primarily due to increased premiums earned, lower catastrophe losses and improved auto claim frequency, partially offset by higher claim severity and operating costs and expenses.

Third Quarter 2018 Form 10-Q 55

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

Premiums written and earned by line of business
($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2018	2017	2018	2017
Auto	$5,987	$5,664	$17,513	$16,569
Homeowners	2,144	2,053	5,800	5,542
Other personal lines	496	478	1,390	1,336
Subtotal – Personal lines	8,627	8,195	24,703	23,447
Commercial lines	173	116	482	363
Total premiums written	$8,800	$8,311	$25,185	$23,810
Reconciliation of premiums written to premiums earned:
Increase in unearned premiums	(505)	(456)	(643)	(397)
Other	25	41	(14)	49
Total premiums earned	$8,320	$7,896	$24,528	$23,462

Auto	$5,798	$5,501	$17,094	$16,327
Homeowners	1,891	1,832	5,603	5,462
Other personal lines	455	439	1,354	1,306
Subtotal – Personal lines	8,144	7,772	24,051	23,095
Commercial lines	176	124	477	367
Total	$8,320	$7,896	$24,528	$23,462

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended September 30,
Auto	67.8	70.3	25.8	25.1	93.6	95.4
Homeowners	64.3	57.6	24.9	24.1	89.2	81.7
Other personal lines	69.3	74.3	29.2	29.1	98.5	103.4
Commercial lines	104.5	83.1	19.9	29.0	124.4	112.1
Total	67.9	67.8	25.5	25.0	93.4	92.8

Nine months ended September 30,
Auto	66.6	69.6	25.6	24.9	92.2	94.5
Homeowners	66.1	68.6	24.2	23.5	90.3	92.1
Other personal lines	63.5	67.6	28.1	28.3	91.6	95.9
Commercial lines	96.0	77.6	22.2	28.1	118.2	105.7
Total	66.9	69.4	25.2	24.7	92.1	94.1

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

56 www.allstate.com

Allstate Protection Segment Results

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended September 30,
Auto	67.8	70.3	2.1	6.9	(1.7)	(3.4)	(0.1)	(0.1)
Homeowners	64.3	57.6	23.5	21.6	(0.7)	(2.3)	0.3	(0.1)
Other personal lines	69.3	74.3	11.4	14.8	0.7	—	—	(0.2)
Commercial lines	104.5	83.1	3.4	10.5	23.8	5.6	—	0.8
Total	67.9	67.8	7.5	10.9	(0.8)	(2.8)	—	(0.1)

Nine months ended September 30,
Auto	66.6	69.6	1.8	4.2	(2.1)	(2.1)	(0.2)	(0.1)
Homeowners	66.1	68.6	25.8	31.8	0.9	(1.6)	1.5	(0.1)
Other personal lines	63.5	67.6	9.5	14.3	(1.1)	—	(0.2)	0.4
Commercial lines	96.0	77.6	2.7	6.0	22.4	1.9	—	0.3
Total	66.9	69.4	7.7	11.2	(0.9)	(1.8)	0.2	(0.1)

Third Quarter 2018 Form 10-Q 57

Segment Results Allstate Protection

Catastrophe losses were $625 million and $1.89 billion in the third quarter and first nine months of 2018, respectively, including $37 million for TWIA assessments related to Hurricane Harvey recorded in second quarter 2018 (see Note 12 of the condensed consolidated financial statements), compared to $856 million and $2.63 billion in the third quarter and first nine months of 2017, respectively.
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

Catastrophe losses by the size of event
	Three months ended September 30, 2018
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	—	—	—	—	—	—
$50 million to $100 million	4	9.1	240	38.4	2.9	60
Less than $50 million	40	90.9	282	45.1	3.4	7
Total	44	100.0%	522	83.5	6.3	12
Prior year reserve reestimates			1	0.2	—
Prior quarter reserve reestimates			102	16.3	1.2
Total catastrophe losses			$625	100.0%	7.5

	Nine months ended September 30, 2018
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	3	3.2	416	22.0	1.7	139
$50 million to $100 million	10	10.9	706	37.3	2.9	71
Less than $50 million	79	85.9	725	38.3	2.9	9
Total	92	100.0%	1,847	97.6	7.5	20
Prior year reserve reestimates			45	2.4	0.2
Total catastrophe losses			$1,892	100.0%	7.7

58 www.allstate.com

Allstate Protection Segment Results

Catastrophe losses by the type of event
	Three months ended September 30,				Nine months ended September 30,
($ in millions)	Number of events	2018	Number of events	2017	Number of events	2018	Number of events	2017
Hurricanes/Tropical storms	2	$75	2	$641	3	$79	2	$641
Tornadoes	1	9	—	—	1	9	3	101
Wind/Hail	34	376	17	180	77	1,567	81	1,872
Wildfires	7	62	3	8	9	78	3	8
Other events	—	—	—	—	2	114	2	23
Prior year reserve reestimates		1		(7)		45		(10)
Prior quarter reserve reestimates		102		39		—		—
Total catastrophe losses	44	$625	22	$861	92	$1,892	91	$2,635
Expense ratio increased 0.5 points in both the third quarter and first nine months of 2018 compared to the same periods of 2017.

Expense ratios by line of business
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Auto	25.8	25.1	25.6	24.9
Homeowners	24.9	24.1	24.2	23.5
Other personal lines	29.2	29.1	28.1	28.3
Commercial lines	19.9	29.0	22.2	28.1
Total expense ratio (1)	25.5	25.0	25.2	24.7

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amortization of DAC	13.6	13.4	13.6	13.3
Advertising expense	2.9	2.4	2.3	2.3
Amortization of purchased intangible assets	0.1	—	0.1	—
Other costs and expenses (1)	8.7	9.0	9.0	8.8
Restructuring and related charges	0.2	0.2	0.2	0.3
Total expense ratio	25.5	25.0	25.2	24.7

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Reserve reestimates were favorable in the third quarter and first nine months of 2018 and primarily related to continued favorable personal lines auto injury coverage development, partially offset by strengthening in our commercial lines.

Total reserves, net of reinsurance (estimated cost of outstanding claims) as of January 1, by line of business
($ in millions)	2018	2017
Auto	$14,051	$13,530
Homeowners	2,205	1,990
Other personal lines	1,489	1,456
Commercial lines	616	621
Total Allstate Protection	$18,361	$17,597

Third Quarter 2018 Form 10-Q 59

Segment Results Allstate Protection

Reserve reestimates
	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2018	2017	2018	2017	2018	2017	2018	2017
Auto	$(99)	$(189)	(1.2)	(2.4)	$(356)	$(336)	(1.4)	(1.4)
Homeowners	(13)	(42)	(0.1)	(0.5)	46	(86)	0.2	(0.4)
Other personal lines	3	—	—	—	(15)	—	(0.1)	—
Commercial lines	42	7	0.5	0.1	107	7	0.4	—
Total Allstate Protection (3)	$(67)	$(224)	(0.8)	(2.8)	$(218)	$(415)	(0.9)	(1.8)

Allstate brand	$(64)	$(221)	(0.8)	(2.8)	$(216)	$(409)	(0.9)	(1.8)
Esurance brand	—	(1)	—	—	—	(2)	—	—
Encompass brand	(3)	(2)	—	—	(2)	(4)	—	—
Total Allstate Protection	$(67)	$(224)	(0.8)	(2.8)	$(218)	$(415)	(0.9)	(1.8)

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Allstate Protection premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $1 million and $45 million unfavorable in the three and nine months ended September 30, 2018, respectively, including $37 million for TWIA assessments related to Hurricane Harvey recorded in second quarter 2018 (see Note 12 of the condensed consolidated financial statements), and $7 million and $10 million favorable in the three and nine months ended September 30, 2017, respectively.

60 www.allstate.com

Allstate Protection Segment Results

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection as of or for the nine months ended September 30, 2018. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios, are discussed in the brand sections below.

Premiums written, policies in force and underwriting income (loss)
($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total	Amount	Percent to total
Auto	$15,719	68.5%	$1,387	94.3%	$407	52.9%	$17,513	69.6%
Homeowners	5,422	23.6	78	5.3	300	39.0	5,800	23.0
Other personal lines	1,322	5.8	6	0.4	62	8.1	1,390	5.5
Commercial lines	482	2.1	—	—	—	—	482	1.9
Total	$22,945	100.0%	$1,471	100.0%	$769	100.0%	$25,185	100.0%

Percent to total Allstate Protection		91.1%		5.8%		3.1%

PIF (thousands)
Auto	19,912	65.2%	1,463	91.4%	504	61.2%	21,879	66.3%
Homeowners	6,145	20.1	92	5.7	240	29.1	6,477	19.7
Other personal lines	4,271	14.0	46	2.9	80	9.7	4,397	13.3
Commercial lines	231	0.7	—	—	—	—	231	0.7
Total	30,559	100.0%	1,601	100.0%	824	100.0%	32,984	100.0%

Percent to total Allstate Protection		92.6%		4.9%		2.5%

Underwriting income (loss)
Auto	$1,305	67.4%	$1	(6.3)%	$20	111.1%	$1,326	68.6%
Homeowners	574	29.6	(18)	112.6	(10)	(55.5)	546	28.2
Other personal lines	105	5.4	1	(6.3)	8	44.4	114	5.9
Commercial lines	(87)	(4.4)	—	—	—	—	(87)	(4.5)
Other business lines	39	2.0	—	—	—	—	39	2.0
Answer Financial							(4)	(0.2)
Total	$1,936	100.0%	$(16)	100.0%	$18	100.0%	$1,934	100.0%
When analyzing premium measures and statistics for all three brands the following calculations are used as described below.

•
PIF: Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy. Commercial lines PIF for the agreement with a transportation network company reflects corporate contracts as opposed to individual driver counts.

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

Third Quarter 2018 Form 10-Q 61

Segment Results Allstate Protection: Allstate brand

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Premiums written	$8,010	$7,587	$22,945	$21,700
Premiums earned	$7,587	$7,195	$22,386	$21,356
Other revenue	152	149	431	425
Claims and claims expense	(5,121)	(4,858)	(14,861)	(14,696)
Amortization of DAC	(1,076)	(1,000)	(3,157)	(2,931)
Other costs and expenses	(974)	(912)	(2,810)	(2,625)
Restructuring and related charges	(14)	(12)	(53)	(65)
Underwriting income	$554	$562	$1,936	$1,464
Catastrophe losses	$588	$827	$1,754	$2,450

Underwriting income (loss) by line of business
Auto	$368	$261	$1,305	$927
Homeowners	213	319	574	473
Other personal lines (1)	1	(18)	105	48
Commercial lines	(43)	(15)	(87)	(21)
Other business lines (2)	15	15	39	37
Underwriting income	$554	$562	$1,936	$1,464

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)	Other business lines primarily include Ivantage.

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Underwriting income (loss) - prior period	$562	$497	$1,464	$659
Changes in underwriting income from:
Increase (decrease) premiums earned	392	193	1,030	534
Increase (decrease) other revenue	3	5	6	11
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(350)	168	(708)	445
Catastrophe losses, excluding reserve reestimates	244	(396)	736	(336)
Non-catastrophe reserve reestimates	(152)	212	(153)	398
Catastrophe reserve reestimates	(5)	9	(40)	22
Losses subtotal	(263)	(7)	(165)	529
(Increase) decrease expenses	(140)	(126)	(399)	(269)
Underwriting income	$554	$562	$1,936	$1,464

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.
Underwriting income totaled $554 million in the third quarter of 2018 decreasing marginally from $562 million in the third quarter of 2017, primarily due to higher claim severity, lower favorable non-catastrophe prior year reserve reestimates and higher agent and employee-related compensation costs, partially offset by increased premiums earned, lower catastrophe losses and improved auto claim frequency. Underwriting income increased to $1.94 billion in the first nine months of 2018 from $1.46 billion in the first nine months of 2017, primarily due to increased premiums earned, lower catastrophe losses and improved auto claim frequency, partially offset by higher claim severity and agent and employee-related compensation costs.

62 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2018	2017	2018	2017
Auto	$5,357	$5,096	$15,719	$14,903
Homeowners	2,008	1,921	5,422	5,171
Other personal lines	472	454	1,322	1,263
Subtotal – Personal lines	7,837	7,471	22,463	21,337
Commercial lines	173	116	482	363
Total	$8,010	$7,587	$22,945	$21,700
Premiums earned
Auto	$5,210	$4,950	$15,387	$14,673
Homeowners	1,769	1,707	5,238	5,086
Other personal lines	432	414	1,284	1,230
Subtotal – Personal lines	7,411	7,071	21,909	20,989
Commercial lines	176	124	477	367
Total	$7,587	$7,195	$22,386	$21,356

Auto premium measures and statistics
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
PIF (thousands)	19,912	19,513	19,912	19,513
New issued applications (thousands)	755	651	2,223	1,900
Average premium	$572	$556	$567	$546
Renewal ratio (%)	88.7	87.7	88.5	87.5
Approved rate changes (1):
# of locations (2)	20	17	42	43
Total brand (%) (3)	—	0.4	0.8	2.8	(6)
Location specific (%) (4) (5)	1.0	3.0	2.7	4.7	(6)

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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $12 million and $165 million in the three and nine months ended September 30, 2018, respectively, compared to $76 million and $551 million in the three and nine months ended September 30, 2017, respectively.

(6) Includes a rate increase in California in first quarter 2017. Excluding California, Allstate brand auto total brand and location specific rate changes were 2.2% and 4.3%, respectively, for the nine months ended September 30, 2017.
Auto insurance premiums written totaled $5.36 billion in the third quarter of 2018, a 5.1% increase from $5.10 billion in the third quarter of 2017 and $15.72 billion in the first nine months of 2018, a 5.5% increase from $14.90 billion in the first nine months of 2017. Factors impacting premiums written were the following:

•
2.0% or 399 thousand increase in PIF as of September 30, 2018 compared to September 30, 2017. Auto PIF increased in 40 states, including 8 of our largest 10 states, as of September 30, 2018 compared to September 30, 2017.

•
1.0 point increase in the renewal ratio in both the third quarter and first nine months of 2018, compared to the same periods of 2017. 48 states, including 9 of our 10 largest states, and 45 states, including 9 of our 10 largest states, experienced increases in the renewal ratio in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017.

•
16.0% and 17.0% increase in new issued applications in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017 due to improved competitive position, increasing agency productivity and expansion of the agency footprint.  The increase in new issued applications is geographically broad-based with 39 states, including 8 of our 10 largest states, experiencing increases in new issued applications in the third quarter of 2018 compared to the third quarter of 2017, with 32 states experiencing double digit increases. 42 states, including 9 of our 10 largest states, experienced increases in new issued applications in the first nine months of 2018 compared to the same period

Third Quarter 2018 Form 10-Q 63

Segment Results Allstate Protection: Allstate brand

of 2017, with 35 states experiencing double digit increases.

•	2.9% and 3.8% increase in average premium in the third quarter and first nine months of 2018,

respectively, compared to the same periods of 2017, primarily due to rate increases approved in 2017.

Homeowners premium measures and statistics
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
PIF (thousands)	6,145	6,071	6,145	6,071
New issued applications (thousands)	219	198	629	556
Average premium	$1,238	$1,203	$1,227	$1,194
Renewal ratio (%)	88.3	87.5	87.9	87.2
Approved rate changes (1):
# of locations (2)	10	8	28	23
Total brand (%)	0.4	0.5	1.6	1.6
Location specific (%) (3)	3.6	5.3	4.1	4.2

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $30 million and $115 million in the three and nine months ended September 30, 2018, respectively, compared to $38 million and $113 million in the three and nine months ended September 30, 2017, respectively.

Homeowners insurance premiums written totaled $2.01 billion in the third quarter of 2018, a 4.5% increase from $1.92 billion in the third quarter of 2017 and $5.42 billion in the first nine months of 2018, a 4.9% increase from $5.17 billion in the first nine months of 2017. Factors impacting premiums written were the following:

•
1.2% or 74 thousand increase in PIF as of September 30, 2018 compared to September 30, 2017. Homeowners PIF increased in 30 states, including 5 of our largest 10 states, as of September 30, 2018 compared to September 30, 2017.

•
0.8 point and 0.7 point increase in the renewal ratio in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017. Of our largest 10 states, 9 experienced an increase in the renewal ratio in both the third quarter and first nine months of 2018 compared to the same periods of 2017.

•
10.6% and 13.1% increase in new issued applications in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, due to improved competitive position, increasing agency productivity and expansion of the agency footprint.  The increase in new issued applications is geographically broad-based with 7 of our largest 10 states experiencing increases in both the third quarter and first nine months of 2018 compared to the same periods of 2017.

•	2.9% and 2.8% increase in average premium in the third quarter and first nine months of 2018,

respectively, compared to the same periods of 2017, primarily due to rate increases and increasing insured home values due to inflation.

•
$4 million decrease in the cost of our catastrophe reinsurance program to $65 million in the third quarter of 2018 from $69 million in the third quarter of 2017, and $24 million decrease to $199 million in the first nine months of 2018 from $223 million in the first nine months of 2017. Catastrophe reinsurance premiums are recorded primarily in the Allstate brand and are a reduction of premium.

Other personal lines premiums written totaled $472 million in the third quarter of 2018, a 4.0% increase from $454 million in the third quarter of 2017 and $1.32 billion in the first nine months of 2018, a 4.7% increase from $1.26 billion in the first nine months of 2017. The increase in both periods was primarily due to increases in personal umbrella and condominium insurance premiums, partially offset by agreements to transfer our auto residual market obligations to third party carriers.
Commercial lines premiums written totaled $173 million in the third quarter of 2018, a 49.1% increase from $116 million in the third quarter of 2017 and $482 million in the nine months of 2018, a 32.8% increase from $363 million in the first nine months of 2017. The increase in both periods was due to the agreement with a transportation network company to provide commercial auto insurance coverage in select states.

64 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended September 30,
Auto	67.2	69.8	25.7	24.9	92.9	94.7
Homeowners	63.7	57.9	24.3	23.4	88.0	81.3
Other personal lines	70.9	75.3	28.9	29.0	99.8	104.3
Commercial lines	104.5	83.1	19.9	29.0	124.4	112.1
Total	67.5	67.5	25.2	24.7	92.7	92.2

Nine months ended September 30,
Auto	65.9	69.0	25.6	24.7	91.5	93.7
Homeowners	65.5	67.9	23.5	22.8	89.0	90.7
Other personal lines	64.2	67.9	27.6	28.2	91.8	96.1
Commercial lines	96.0	77.6	22.2	28.1	118.2	105.7
Total	66.4	68.8	25.0	24.3	91.4	93.1

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended September 30,
Auto	67.2	69.8	2.2	7.3	(1.9)	(3.8)	(0.1)	(0.1)
Homeowners	63.7	57.9	23.6	22.4	(0.9)	(2.5)	0.1	(0.2)
Other personal lines	70.9	75.3	11.8	15.7	1.9	0.7	—	—
Commercial lines	104.5	83.1	3.4	10.5	23.8	5.6	—	0.8
Total	67.5	67.5	7.8	11.5	(0.8)	(3.1)	—	(0.1)

Nine months ended September 30,
Auto	65.9	69.0	1.8	4.4	(2.3)	(2.3)	(0.2)	(0.1)
Homeowners	65.5	67.9	25.6	31.6	0.6	(1.7)	1.3	(0.1)
Other personal lines	64.2	67.9	9.7	14.7	(0.3)	0.5	(0.2)	0.4
Commercial lines	96.0	77.6	2.7	6.0	22.4	1.9	—	0.3
Total	66.4	68.8	7.9	11.5	(1.0)	(1.9)	0.1	—
Auto loss ratio decreased 2.6 points and 3.1 points in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to increased premiums earned, lower catastrophe losses and improved claim frequency, partially offset by higher claim severity.
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

Third Quarter 2018 Form 10-Q 65

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
We are continuing to aggressively seek new technology and process solutions to provide continued loss cost accuracy, efficient processing and enhanced customer experiences that are simple, fast and produce high degrees of satisfaction. For example, we have opened several Digital Operating Centers to handle auto claims countrywide utilizing our virtual estimation capabilities, which includes estimating damage through photos and video with the use of QuickFoto Claim® and Virtual AssistSM. These organizational and process changes impact frequency and severity statistics as changes in claim opening and closing practices and shifts in timing, if any, can impact comparisons to prior periods.
Property damage paid claim frequency increased 0.2% and decreased 2.0% in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017. 36 states experienced a year over year decrease in property damage paid claim frequency in the first nine months of 2018 when compared to the same period of 2017.  Third quarter 2018 paid claim frequency increased slightly compared to a very favorable third quarter 2017 that was partially impacted by Hurricanes Harvey and Irma. Third quarter 2018 paid claim frequency remains consistent with the results experienced in the first half of 2018. Property damage paid claim severities increased 7.7% and 5.4% in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017 due to the impact of higher costs to repair more sophisticated newer model vehicles, higher third-party subrogation demands and increased costs associated with total losses.
Bodily injury gross claim frequency decreased 0.7% and 1.8% in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017. Bodily injury severity trends have been impacted by higher medical costs, which after adjusting for company specific claims practices, policy provisions and coverage limits, generally increased consistent with medical care inflation indices.

Homeowners loss ratio increased 5.8 points in the third quarter of 2018 compared to the same period of 2017 primarily due to higher loss costs and catastrophe losses, partially offset by increased premiums earned. Homeowners loss ratio decreased 2.4 points in the first nine months of 2018 compared to the same period of 2017, primarily due to lower catastrophe losses and increased premiums earned, partially offset by higher loss costs driven by adverse non-catastrophe weather in 2018 compared to the prior year and less favorable non-catastrophe prior year reserve reestimates in the first nine months of 2018 compared to favorable prior year reserve reestimates in the first nine months of 2017. Paid claim frequency excluding catastrophe losses increased 8.5% and 3.7% in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017. Paid claim severity excluding catastrophe losses increased 3.4% and 7.2% in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to a higher level of fire and water claims experienced in the first nine months of 2018, which typically have higher severities. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio decreased 4.4 points and 3.7 points in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to lower catastrophe losses and increased premiums earned, partially offset by higher non-catastrophe loss costs.
Commercial lines loss ratio increased 21.4 points and 18.4 points in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to unfavorable non-catastrophe prior year reserve reestimates related to auto bodily injury coverages, partially offset by increased premiums earned. Commercial lines include losses recorded related to a transportation network company based on original pricing expectations given limited loss experience.
Catastrophe losses were $588 million and $1.75 billion in the third quarter and first nine months of 2018, respectively, compared to $827 million and $2.45 billion in the third quarter and first nine months of 2017, respectively.

66 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Expense ratios by line of business
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Auto	25.7	24.9	25.6	24.7
Homeowners	24.3	23.4	23.5	22.8
Other personal lines	28.9	29.0	27.6	28.2
Commercial lines	19.9	29.0	22.2	28.1
Total expense ratio (1)	25.2	24.7	25.0	24.3

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amortization of DAC	14.2	13.9	14.1	13.7
Advertising expense	2.5	2.1	2.1	2.0
Other costs and expenses (1)	8.3	8.5	8.6	8.3
Restructuring and related charges	0.2	0.2	0.2	0.3
Total expense ratio	25.2	24.7	25.0	24.3

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio increased 0.5 points and 0.7 points in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to higher agent and employee-related compensation costs and higher advertising costs.

Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in the third quarter and first nine months of 2018 were higher than the same periods of 2017.

Third Quarter 2018 Form 10-Q 67

Segment Results Allstate Protection: Esurance brand

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Premiums written	$519	$453	$1,471	$1,318
Premiums earned	$479	$432	$1,375	$1,280
Other revenue	21	17	61	50
Claims and claims expense	(366)	(337)	(1,051)	(997)
Amortization of DAC	(10)	(11)	(31)	(31)
Other costs and expenses	(134)	(120)	(368)	(354)
Restructuring and related charges	—	—	(2)	(3)
Underwriting loss	$(10)	$(19)	$(16)	$(55)
Catastrophe losses	$14	$17	$46	$49

Underwriting income (loss) by line of business
Auto	$(5)	$(15)	$1	$(32)
Homeowners	(6)	(4)	(18)	(24)
Other personal lines	1	—	1	1
Underwriting loss	$(10)	$(19)	$(16)	$(55)

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Underwriting income (loss) - prior period	$(19)	$(41)	$(55)	$(103)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	47	14	95	43
Increase (decrease) other revenue	4	2	11	3
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(32)	(5)	(58)	(29)
Catastrophe losses, excluding reserve reestimates	4	(3)	6	(19)
Non-catastrophe reserve reestimates	—	(3)	1	(11)
Catastrophe reserve reestimates	(1)	—	(3)	1
Losses subtotal	(29)	(11)	(54)	(58)
(Increase) decrease expenses	(13)	17	(13)	60
Underwriting income (loss)	$(10)	$(19)	$(16)	$(55)

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.
Underwriting loss totaled $10 million in the third quarter of 2018, an improvement from $19 million in the third quarter of 2017, and $16 million in the first nine months of 2018, compared to $55 million in the first nine months of 2017. The improvement in both periods was primarily due to increased premiums earned, partially offset by higher claim severities.

68 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2018	2017	2018	2017
Auto	$487	$427	$1,387	$1,252
Homeowners	30	24	78	60
Other personal lines	2	2	6	6
Total	$519	$453	$1,471	$1,318
Premiums earned
Auto	$455	$411	$1,305	$1,225
Homeowners	22	19	64	49
Other personal lines	2	2	6	6
Total	$479	$432	$1,375	$1,280

Auto premium measures and statistics
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
PIF (thousands)	1,463	1,369	1,463	1,369
New issued applications (thousands)	166	116	480	379
Average premium	$603	$574	$603	$570
Renewal ratio (%)	82.9	81.8	83.5	81.3
Approved rate changes (1):
# of locations (2)	14	16	25	34
Total brand (%) (3)	0.9	2.0	1.6	4.4
Location specific (%) (4) (5)	3.4	5.6	3.4	5.7

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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $13 million and $25 million in the three and nine months ended September 30, 2018, respectively, compared to $32 million and $71 million in the three and nine months ended September 30, 2017, respectively.

Auto insurance premiums written totaled $487 million in the third quarter of 2018, a 14.1% increase from $427 million in the third quarter of 2017 and $1.39 billion in the first nine months of 2018, a 10.8% increase from $1.25 billion in the first nine months of 2017. Factors impacting premiums written were the following:

•	6.9% or 94 thousand increase in PIF as of September 30, 2018 compared to September 30, 2017.

•
1.1 point and 2.2 point increase in the renewal ratio in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to improved customer experience.

•
43.1% and 26.6% increase in new issued applications in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to changes in the sales process as well as increases in quote volume driven in part by additional marketing spend.

•
5.1% and 5.8% increase in average premium in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to rate changes approved in 2017 as well as changes in business mix.

Third Quarter 2018 Form 10-Q 69

Segment Results Allstate Protection: Esurance brand

Homeowners premium measures and statistics
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
PIF (thousands)	92	76	92	76
New issued applications (thousands)	9	10	26	27
Average premium	$984	$924	$982	$919
Renewal ratio (%) (1)	85.9	85.8	85.6	85.3
Approved rate changes (2) :
# of locations (3)	—	—	5	—
Total brand (%)	—	—	1.7	—
Location specific (%) (4)	—	—	6.4	—

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

(4)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled zero and $1 million in the three and nine months ended September 30, 2018, respectively. No rate changes were approved in the first nine months of 2017.

Homeowners insurance premiums written totaled $30 million in the third quarter of 2018, a 25.0% increase from $24 million in the third quarter of 2017 and $78 million in the first nine months of 2018, a 30.0% increase from $60 million in the first nine months of 2017. Factors impacting premiums written were the following:

•	21.1% or 16 thousand increase in PIF as of September 30, 2018 compared to September 30, 2017.

•	10.0% and 3.7% decrease in new issued applications in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017.

•
6.5% and 6.9% increase in average premium in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to increased premium distribution in higher average premium states and rate increases. As of September 30, 2018, Esurance is writing homeowners insurance in 31 states with lower hurricane risk, contributing to lower average premium compared to the industry.

Other revenue increased $4 million and $11 million in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to increased revenues from sales of insurance leads that Esurance has chosen not to write.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended September 30,
Auto	76.0	78.3	25.1	25.3	101.1	103.6
Homeowners	90.9	73.7	36.4	47.4	127.3	121.1
Total	76.4	78.0	25.7	26.4	102.1	104.4

Nine months ended September 30,
Auto	75.8	77.2	24.1	25.4	99.9	102.6
Homeowners	92.2	98.0	35.9	51.0	128.1	149.0
Total	76.5	77.9	24.7	26.4	101.2	104.3

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

70 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended September 30,
Auto	76.0	78.3	1.8	3.6	—	—	—	—
Homeowners	90.9	73.7	27.3	10.5	4.5	(5.2)	4.5	—
Total	76.4	78.0	2.9	3.9	—	(0.2)	0.2	—

Nine months ended September 30,
Auto	75.8	77.2	1.9	2.8	—	—	—	—
Homeowners	92.2	98.0	32.8	30.6	1.6	(4.1)	3.2	(2.1)
Total	76.5	77.9	3.4	3.8	—	(0.2)	0.1	(0.1)
Auto loss ratio decreased 2.3 points and 1.4 points in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to increased premiums earned and lower catastrophe losses.

Catastrophe losses were $14 million and $46 million in the third quarter and first nine months of 2018, respectively, compared to $17 million and $49 million in the third quarter and first nine months of 2017, respectively.

Expense ratios by line of business
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Auto	25.1	25.3	24.1	25.4
Homeowners	36.4	47.4	35.9	51.0
Total expense ratio (1)	25.7	26.4	24.7	26.4

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amortization of DAC	2.1	2.5	2.2	2.4
Advertising expense	10.6	9.3	9.2	8.8
Amortization of purchased intangible assets	0.2	0.2	0.1	0.2
Other costs and expenses (1)	12.8	14.4	13.0	14.8
Restructuring and related charges	—	—	0.2	0.2
Total expense ratio	25.7	26.4	24.7	26.4

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 0.7 points and 1.7 points in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were 1.6 points and 1.8 points lower in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017 due to the implementation of process efficiencies.

Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance advertising expense ratio increased 1.3 points and 0.4 points in the third quarter and first nine months of 2018 compared to the same periods of 2017, respectively, primarily due to a new marketing campaign launched during the third quarter of 2018.

Third Quarter 2018 Form 10-Q 71

Segment Results Allstate Protection: Encompass brand

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Premiums written	$271	$271	$769	$792
Premiums earned	$254	$269	$767	$826
Other revenue	1	1	4	4
Claims and claims expense	(162)	(158)	(494)	(590)
Amortization of DAC	(47)	(49)	(143)	(152)
Other costs and expenses	(35)	(34)	(110)	(99)
Restructuring and related charges	(1)	—	(6)	(5)
Underwriting income (loss)	$10	$29	$18	$(16)
Catastrophe losses	$23	$12	$92	$131

Underwriting income (loss) by line of business
Auto	$8	$6	$20	$(3)
Homeowners	(3)	20	(10)	(18)
Other personal lines	5	3	8	5
Underwriting income (loss)	$10	$29	$18	$(16)

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Underwriting income (loss) - prior period	$29	$5	$(16)	$(28)
Changes in underwriting loss from:
Increase (decrease) premiums earned	(15)	(30)	(59)	(86)
Increase (decrease) other revenue	—	(1)	—	(1)
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	4	33	47	97
Catastrophe losses, excluding reserve reestimates	(9)	14	51	(29)
Non-catastrophe reserve reestimates	3	2	10	20
Catastrophe reserve reestimates	(2)	1	(12)	—
Losses subtotal	(4)	50	96	88
(Increase) decrease expenses	—	5	(3)	11
Underwriting income (loss)	$10	$29	$18	$(16)

(1)	The 2018 column presents changes in 2018 compared to 2017. The 2017 column presents changes in 2017 compared to 2016.
Underwriting income was $10 million in the third quarter of 2018 compared to $29 million in the third quarter of 2017 and underwriting income was $18 million in the first nine months of 2018 compared to an underwriting loss of $16 million in the first nine months of 2017. The decrease in the three month period was primarily due to decreased premiums earned and higher catastrophe losses, partially offset by improved auto claim frequency. The improvement in the nine month period was primarily due to lower catastrophe losses and improved auto claim frequency, partially offset by decreased premiums earned.

72 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Premiums written
Auto	$143	$141	$407	$414
Homeowners	106	108	300	311
Other personal lines	22	22	62	67
Total	$271	$271	$769	$792
Premiums earned
Auto	$133	$140	$402	$429
Homeowners	100	106	301	327
Other personal lines	21	23	64	70
Total	$254	$269	$767	$826

Auto premium measures and statistics
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
PIF (thousands)	504	548	504	548
New issued applications (thousands)	21	13	57	38
Average premium	$1,115	$1,087	$1,112	$1,070
Renewal ratio (%) (1)	76.4	73.5	74.1	73.4
Approved rate changes (2):
# of locations (3)	7	8	14	22
Total brand (%) (4)	0.6	0.8	1.9	4.5
Location specific (%) (5) (6)	4.6	4.5	5.9	7.1

(1)
Encompass announced a plan to exit business in Massachusetts in the second quarter of 2017 and previously announced a plan to exit business in North Carolina in the first half of 2016, which impacted the renewal ratio. Excluding Massachusetts and North Carolina, the renewal ratio was 77.2 points and 76.2 points for the three and nine months ended September 30, 2018, respectively, compared to 75.3 points and 74.6 points for the three and nine months ended September 30, 2017, respectively.

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

(3)	Encompass brand operates in 38 states and the District of Columbia.

(4)	Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of total brand 2017 premiums written.

(5)
Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of their respective total 2017 premiums written in those same locations.

(6)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $3 million and $10 million in the three and nine months ended September 30, 2018, respectively, compared to $5 million and $27 million in the three and nine months ended September 30, 2017, respectively.

Auto insurance premiums written totaled $143 million in the third quarter of 2018, a 1.4% increase from $141 million in the third quarter of 2017 and $407 million in the first nine months of 2018, a 1.7% decrease from $414 million in the first nine months of 2017. Factors impacting premiums written were the following:

•	8.0% or 44 thousand decrease in PIF as of September 30, 2018 compared to September 30, 2017.

•	2.9 point and 0.7 point increase in the renewal ratio in the third quarter and first nine months of 2018,

respectively, compared to the same periods of 2017, as profit improvement actions have moderated.

•	61.5% and 50.0% increase in new issued applications in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017.

•	2.6% and 3.9% increase in average premium in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, due to rate changes.

Third Quarter 2018 Form 10-Q 73

Segment Results Allstate Protection: Encompass brand

Homeowners premium measure and statistics
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
PIF (thousands)	240	262	240	262
New issued applications (thousands)	10	8	28	23
Average premium	$1,730	$1,703	$1,710	$1,677
Renewal ratio (%) (1)	80.9	78.7	79.5	78.5
Approved rate changes (2):
# of locations (3)	11	6	19	17
Total brand (%)	2.7	0.9	3.5	3.9
Location specific (%) (4)	7.8	6.0	7.5	8.0

(1)
Encompass announced a plan to exit business in Massachusetts in the second quarter of 2017 and previously announced a plan to exit business in North Carolina in the first half of 2016, which has impacted the renewal ratio. Excluding Massachusetts and North Carolina, the renewal ratios were 81.4 points and 80.5 points for the three and nine months ended September 30, 2018, respectively, compared to 79.7 points and 79.2 points for the three and nine months ended September 30, 2017.

(2) Includes rate changes approved based on our net cost of reinsurance.

(3)	Encompass brand operates in 38 states and the District of Columbia.

(4)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $12 million and $15 million in the three and nine months ended September 30, 2018, respectively, compared to $5 million and $19 million in the three and nine months ended September 30, 2017, respectively.

Homeowners insurance premiums written totaled $106 million in the third quarter of 2018, a 1.9% decrease from $108 million in the third quarter of 2017 and $300 million in the first nine months of 2018, a 3.5% decrease from $311 million in the first nine months of 2017. Factors impacting premiums written were the following:

•	8.4% or 22 thousand decrease in PIF as of September 30, 2018 compared to September 30, 2017.

•	2.2 point and 1.0 point increase in the renewal ratio in the third quarter and first nine months of 2018,

respectively, compared to the same periods of 2017, as profit improvement actions have moderated.

•	25.0% and 21.7% increase in new issued applications in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017.

•	1.6% and 2.0% increase in average premium in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to rate changes.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2018	2017	2018	2017	2018	2017
Three months ended September 30,
Auto	62.4	65.0	31.6	30.7	94.0	95.7
Homeowners	70.0	50.9	33.0	30.2	103.0	81.1
Other personal lines	42.9	56.5	33.3	30.5	76.2	87.0
Total	63.8	58.7	32.3	30.5	96.1	89.2

Nine months ended September 30,
Auto	62.4	69.9	32.6	30.8	95.0	100.7
Homeowners	69.7	75.2	33.6	30.3	103.3	105.5
Other personal lines	51.6	62.9	35.9	30.0	87.5	92.9
Total	64.4	71.4	33.3	30.5	97.7	101.9

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

74 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended September 30,
Auto	62.4	65.0	1.5	0.7	(1.5)	—	(0.8)	—
Homeowners	70.0	50.9	20.0	10.3	3.0	0.9	3.0	0.9
Other personal lines	42.9	56.5	4.8	—	(19.1)	(13.0)	—	(4.3)
Total	63.8	58.7	9.1	4.5	(1.2)	(0.8)	0.8	—

Nine months ended September 30,
Auto	62.4	69.9	1.7	2.8	(0.7)	(0.2)	(0.2)	(0.2)
Homeowners	69.7	75.2	26.6	34.9	3.6	0.6	4.0	0.3
Other personal lines	51.6	62.9	7.8	7.1	(15.6)	(7.1)	1.6	—
Total	64.4	71.4	12.0	15.8	(0.3)	(0.5)	1.5	—
Auto loss ratio decreased 2.6 points and 7.5 points in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily related to decreased loss costs due to lower claim frequency and a slower decline in premiums earned.
Homeowners loss ratio increased 19.1 points in the third quarter of 2018 compared to the same period of 2017, primarily due to higher catastrophe losses and decreased premiums earned. Homeowners loss ratio decreased 5.5 points in the first nine months of 2018 compared to the same period of 2017, primarily due to lower catastrophe losses, partially offset by decreased premiums earned.
Catastrophe losses were $23 million and $92 million in the third quarter and first nine months of 2018, respectively, compared to $12 million and $131 million in the third quarter and first nine months of 2017, respectively.

Expense ratios by line of business
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Auto	31.6	30.7	32.6	30.8
Homeowners	33.0	30.2	33.6	30.3
Other personal lines	33.3	30.5	35.9	30.0
Total expense ratio (1)	32.3	30.5	33.3	30.5

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amortization of DAC	18.5	18.2	18.7	18.4
Advertising expense	—	0.4	0.1	0.1
Other costs and expenses (1)	13.4	11.9	13.7	11.4
Restructuring and related charges	0.4	—	0.8	0.6
Total expense ratio	32.3	30.5	33.3	30.5

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio increased 1.8 points and 2.8 points in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to decreased premiums earned, higher employee-related compensation costs and increased investment in technology.

Third Quarter 2018 Form 10-Q 75

Segment Results Discontinued Lines and Coverages

Discontinued Lines and Coverages Segment

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Claims and claims expense	$(80)	$(88)	$(85)	$(93)
Operating costs and expenses	—	—	(1)	(2)
Underwriting loss	$(80)	$(88)	$(86)	$(95)
Underwriting loss totaled $80 million and $86 million in the third quarter and first nine months of 2018, respectively, compared to $88 million and $95 million in the third quarter and first nine months of 2017, respectively.

Claims and claims expense
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Asbestos claims	$44	$61	$44	$61
Environmental claims	20	10	20	10
Other discontinued lines	16	17	21	22
Total	$80	$88	$85	$93
Our 2018 annual reserve review, using established industry and actuarial best practices, resulted in unfavorable reestimates of $76 million, including $44 million for asbestos exposures, primarily related to new reported information, changes in our projections of reported claims and settlement agreements, including bankruptcy proceedings; $20 million for environmental exposures; $13 million for other exposures, partially offset by a $1 million decrease in the allowance for future uncollectible reinsurance. Our 2017 annual reserve review resulted in unfavorable reestimates of $85 million, including $61 million for asbestos exposures, primarily related to new reported information and settlement agreements, including bankruptcy proceedings; $10 million for environmental exposures; $27 million for other exposures, partially offset by a $13 million decrease in the allowance for future uncollectible reinsurance.

The allowance for uncollectible reinsurance recoverables was $65 million and $70 million as of September 30, 2018 and December 31, 2017, respectively. The allowance represents 11.3% and 12.0% of the related reinsurance recoverable balances as of September 30, 2018 and December 31, 2017, respectively.
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

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	September 30, 2018	December 31, 2017
Asbestos claims
Gross reserves	$1,305	$1,296
Reinsurance	(423)	(412)
Net reserves	882	884
Environmental claims
Gross reserves	214	199
Reinsurance	(40)	(33)
Net reserves	174	166
Other discontinued lines
Gross reserves	394	398
Reinsurance	(38)	(41)
Net reserves	356	357
Total
Gross reserves	1,913	1,893
Reinsurance	(501)	(486)
Net reserves	$1,412	$1,407

76 www.allstate.com

Discontinued Lines and Coverages Segment Results

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	September 30, 2018	December 31, 2017
Direct excess commercial insurance
Gross reserves (1)	$1,004	$997
Reinsurance (2)	(378)	(378)
Net reserves	626	619
Assumed reinsurance coverage
Gross reserves (3)	636	622
Reinsurance (4)	(54)	(38)
Net reserves	582	584
Direct primary commercial insurance
Gross reserves (5)	177	177
Reinsurance (6)	(51)	(48)
Net reserves	126	129
Other run-off business
Gross reserves	20	24
Reinsurance	(17)	(21)
Net reserves	3	3
Unallocated loss adjustment expenses
Gross reserves	76	73
Reinsurance	(1)	(1)
Net reserves	75	72
Total
Gross reserves	1,913	1,893
Reinsurance	(501)	(486)
Net reserves	$1,412	$1,407
(1) Gross reserves as of September 30, 2018, comprised 67% case reserves and 33% incurred but not reported (“IBNR”) reserves. Approximately 76% of the total gross case reserves are subject to settlement agreements. In the first nine months of 2018, total gross payments from case reserves were $72 million with approximately 90% attributable to settlements.  Reserves as of December 31, 2017, comprised 65% case reserves and 35% IBNR reserves.
(2) Ceded reserves as of September 30, 2018, comprised 79% case reserves and 21% IBNR reserves. Approximately 83% of the total ceded case reserves are subject to settlement agreements. In the first nine months of 2018, reinsurance billings of ceded case reserves were $32 million with approximately 97% attributable to settlements.  Reserves as of December 31, 2017, comprised 76% case reserves and 24% IBNR reserves.
(3) Gross reserves as of September 30, 2018, comprised 34% case reserves and 66% IBNR reserves. In the first nine months of 2018, total gross payments from case reserves were $28 million. Reserves as of December 31, 2017, comprised 31% case reserves and 69% IBNR reserves.
(4) Ceded reserves as of September 30, 2018, comprised 39% case reserves and 61% IBNR reserves. In the first nine months of 2018, reinsurance billings of ceded case reserves were $4 million. Reserves as of December 31, 2017, comprised 36% case reserves and 64% IBNR reserves.
(5) Gross reserves as of September 30, 2018, comprised 60% case reserves and 40% IBNR reserves. In the first nine months of 2018, total gross payments from case reserves were $6 million. Reserves as of December 31, 2017, comprised 54% case reserves and 46% IBNR reserves.
(6) Ceded reserves as of September 30, 2018, comprised 78% case reserves and 22% IBNR reserves. In the first nine months of 2018, reinsurance billings of ceded case reserves were $1 million. Reserves as of December 31, 2017, comprised 76% case reserves and 24% IBNR reserves.
Total net reserves were $1.41 billion including $696 million or 49% of estimated IBNR reserves as of September 30, 2018 compared to total net reserves of $1.41 billion including $733 million or 52% of estimated IBNR reserves as of December 31, 2017.
Total gross payments were $43 million and $110 million for the third quarter and first nine months of 2018, respectively, primarily related to payments on settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $12 million and $40 million for the third quarter and first nine months of 2018, respectively.

Third Quarter 2018 Form 10-Q 77

Segment Results Service Businesses

Service Businesses Segment

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Premiums written	$358	$272	$942	$785

Revenues
Premiums	$275	$225	$813	$636
Intersegment insurance premiums and service fees (1)	31	26	89	82
Other revenue	16	17	48	50
Net investment income	7	4	18	11
Realized capital gains and losses	—	—	(6)	—
Total revenues	329	272	962	779

Costs and expenses
Claims and claims expense	(90)	(106)	(272)	(279)
Amortization of DAC	(118)	(78)	(341)	(217)
Operating costs and expenses	(125)	(115)	(362)	(335)
Amortization of purchased intangible assets	(20)	(23)	(61)	(69)
Restructuring and related charges	—	(1)	(1)	(2)
Total costs and expenses	(353)	(323)	(1,037)	(902)

Income tax benefit	3	19	14	43
Net loss applicable to common shareholders	$(21)	$(32)	$(61)	$(80)

Adjusted net income (loss)	$—	$(17)	$(4)	$(35)
Realized capital gains and losses, after-tax	(1)	—	(5)	—
Amortization of purchased intangible assets, after-tax	(16)	(15)	(48)	(45)
Tax Legislation expense	(4)	—	(4)	—
Net loss applicable to common shareholders	$(21)	$(32)	$(61)	$(80)

SquareTrade	$7	$(4)	$14	$(11)
Allstate Roadside Services	(6)	(5)	(16)	(13)
Allstate Dealer Services	3	(4)	9	(2)
Arity	(4)	(4)	(11)	(9)
Adjusted net income (loss)	$—	$(17)	$(4)	$(35)

Policies in force as of September 30 (in thousands)			56,741	38,916
(1) Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in our condensed consolidated financial statements.
Net loss applicable to common shareholders was $21 million in the third quarter of 2018 compared to $32 million in the third quarter of 2017 and $61 million in the first nine months of 2018 compared to $80 million in the first nine months of 2017. 2018 results include $4 million of tax expense related to the Tax Legislation.
Adjusted net income was zero in the third quarter of 2018 compared to an adjusted net loss of $17 million in the third quarter of 2017. Adjusted net loss improved to $4 million in the first nine months of 2018 compared to $35 million in the first nine months of 2017. The improvement in both periods was primarily due to improved loss experience at SquareTrade and Allstate Dealer Services, partially offset by higher loss costs and investments in the provider network and technology at Allstate Roadside Services and investments in business expansion at Arity.
Total revenues increased 21.0% or $57 million to $329 million in the third quarter of 2018 from $272 million in the third quarter of 2017 and 23.5% or $183 million to $962 million in the first nine months of 2018 from $779 million in the first nine months of 2017. Included in these amounts are $24 million and $80 million in the third quarter and first nine months of 2018, respectively, recorded for SquareTrade protection plans sold directly to retailers prior to January 1, 2018 for which SquareTrade is deemed to be the principal. These amounts are due to the adoption of the revenue from contracts with customers

78 www.allstate.com

Service Businesses Segment Results

accounting standard and are offset by corresponding increases in amortization of DAC. The remaining increase of $33 million and $103 million in the third quarter and first nine months of 2018, respectively, were primarily due to SquareTrade’s growth through its U.S. retail and international channels and increased premiums earned on Allstate Dealer Services’ vehicle service contracts.
Premiums written were $358 million in the third quarter of 2018 compared to $272 million in the third quarter of 2017 and were $942 million in the first nine months of 2018 compared to $785 million in the first nine months of 2017. The increase in both periods was primarily due to continued growth at SquareTrade, including the addition of a leading U.S. retailer during the quarter.
PIF of 56.7 million as of September 30, 2018, increased by 45.8% compared to 38.9 million as of September 30, 2017, due to continued growth at SquareTrade, including the addition of a leading U.S. retailer during the quarter.
Intersegment premiums and service fees were $31 million in third quarter 2018 compared to $26 million in third quarter 2017 and $89 million in the first nine months of 2018 compared to $82 million in the first nine months of 2017. The increase in both periods relates to increased auto connections through Arity’s device and mobile data collection services and analytic solutions used by Allstate brand, Esurance and Answer Financial.
Claims and claims expense decreased 15.1% to $90 million in third quarter 2018 compared to $106 million in third quarter 2017 and 2.5% to $272 million in the first nine months of 2018 compared to $279 million in the first nine months of 2017. The decrease in both periods was primarily due to improved loss experience at SquareTrade and Allstate Dealer Services, including a decrease in catastrophe losses as Allstate Dealer Services was impacted by Hurricane Harvey in 2017, partially offset by SquareTrade’s growth.
Amortization of DAC increased 51.3% or $40 million to $118 million in the third quarter of 2018 from $78 million in the third quarter of 2017 and 57.1% or $124 million to $341 million in the first nine months of 2018 compared to $217 million in the first nine months of 2017, including $24 million and $80 million in the third quarter and first nine months of 2018, respectively, related to the adoption of the revenue from contracts with customers accounting standard. The remaining increase is in line with the growth we are experiencing in SquareTrade and Allstate Dealer Services.

Operating costs and expenses increased 8.7% to $125 million in the third quarter of 2018 compared to $115 million in the third quarter of 2017 and 8.1% to $362 million in the first nine months of 2018 compared to $335 million in the first nine months of 2017. The increase in both periods was primarily due to higher product development and advertising costs at SquareTrade and investments in research and business expansion at Arity.
Amortization of purchased intangible assets relates entirely to the acquisition of SquareTrade. We recognized $555 million of intangible assets for which we recorded amortization expense of $20 million and $61 million in the third quarter and first nine months of 2018, respectively, compared to $23 million and $69 million in the third quarter and first nine months of 2017, respectively.

Third Quarter 2018 Form 10-Q 79

Segment Results Allstate Life

Allstate Life Segment

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues
Premiums and contract charges	$322	$316	$975	$956
Other revenue	30	26	84	81
Net investment income	128	119	380	362
Realized capital gains and losses	(3)	2	(9)	4
Total revenues	477	463	1,430	1,403

Costs and expenses
Contract benefits	(193)	(173)	(593)	(555)
Interest credited to contractholder funds	(72)	(71)	(213)	(211)
Amortization of DAC	(38)	(29)	(106)	(104)
Operating costs and expenses	(90)	(82)	(264)	(254)
Restructuring and related charges	(1)	(1)	(3)	(1)
Total costs and expenses	(394)	(356)	(1,179)	(1,125)

Income tax expense	(29)	(34)	(59)	(88)
Net income applicable to common shareholders	$54	$73	$192	$190

Adjusted net income	$74	$74	$221	$196
Realized capital gains and losses, after-tax	(3)	1	(7)	2
DAC and DSI amortization related to realized capital gains and losses, after-tax	(1)	(2)	(6)	(8)
Tax Legislation expense	(16)	—	(16)	—
Net income applicable to common shareholders	$54	$73	$192	$190

Reserve for life-contingent contract benefits as of September 30			$2,672	$2,604

Contractholder funds as of September 30			$7,650	$7,559

Policies in force as of September 30 by distribution channel (in thousands)
Allstate agencies			1,820	1,808
Closed channels			198	211
Total			2,018	2,019
Net income applicable to common shareholders was $54 million in the third quarter of 2018 compared to $73 million in the third quarter of 2017 and was $192 million in the first nine months of 2018 compared to $190 million in the first nine months of 2017. 2018 results include $16 million of tax expense related to the Tax Legislation.
Adjusted net income was $74 million in both the third quarter of 2018 and 2017. Adjusted net income increased to $221 million in the first nine months of 2018 compared to $196 million in the first nine months of 2017, primarily due to a lower effective tax rate from the Tax Legislation, increased premiums and higher net investment income, partially offset by higher contract benefits.
Premiums and contract charges increased 1.9% or $6 million in the third quarter of 2018 and 2.0% or $19 million in the first nine months of 2018 compared to the same periods of 2017. The increase in both periods primarily relates to growth in traditional life insurance as well as lower reinsurance premiums ceded.

Premiums and contract charges by product
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Traditional life insurance premiums	$149	$141	$443	$420
Accident and health insurance premiums	—	—	1	1
Interest-sensitive life insurance contract charges	173	175	531	535
Premiums and contract charges (1)	$322	$316	$975	$956

(1)
Contract charges related to the cost of insurance totaled $119 million and $121 million for the third quarter of 2018 and 2017, respectively, and $366 million and $368 million for the first nine months of 2018 and 2017, respectively.

80 www.allstate.com

Allstate Life Segment Results

Contract benefits increased 11.6% or $20 million in the third quarter of 2018 and 6.8% or $38 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to higher claim experience on both traditional and interest-sensitive life insurance.
Our annual review of assumptions in third quarter 2018 resulted in a $1 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated policyholder persistency. In third quarter 2017, the review resulted in a $12 million increase in reserves due to increased projected exposure to benefits paid under secondary guarantees resulting from continued low interest rates.
Benefit spread reflects our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread decreased 15.7% to $75 million in the third quarter of 2018 compared to $89 million in third quarter of 2017 and 7.3% to $217 million in the first nine months of 2018 compared to $234 million in the first nine months of 2017, primarily due to higher claim experience, partially offset by growth in traditional life premiums.
Investment spread reflects the difference between net investment income and interest credited to contractholder funds (“investment spread”) and is used to analyze the impact of net investment income and interest credited to contractholder funds on net income. Investment spread increased 16.7% to $56 million in the third quarter of 2018 compared to $48 million in the third quarter of 2017 and 10.6% to $167 million in the first nine months of 2018 compared to $151 million in the first nine months of 2017, due to higher net investment income.
Amortization of DAC increased 31.0% or $9 million in the third quarter of 2018 and 1.9% or $2 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to amortization acceleration in the third quarter of 2018 compared to amortization deceleration in the third quarter of 2017 for changes in assumptions, partially offset by lower gross profits on interest-sensitive life insurance.

Components of amortization of DAC
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$31	$39	$93	$106
Amortization relating to realized capital gains and losses (1)	2	4	8	12
Amortization acceleration (deceleration) for changes in assumptions (‘‘DAC unlocking’’)	5	(14)	5	(14)
Total amortization of DAC	$38	$29	$106	$104

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

In third quarter 2018, the review resulted in an acceleration of DAC amortization (decrease to income) of $5 million. In third quarter 2017, the review resulted in a deceleration of DAC amortization (increase to income) of $14 million.

Effect on DAC amortization of changes in assumptions relating to gross profit components
	Nine months ended September 30,
($ in millions)	2018	2017
Investment margin	$11	$10
Benefit margin	(7)	(23)
Expense margin	1	(1)
Net acceleration (deceleration)	$5	$(14)
In 2018, DAC amortization acceleration for changes in the investment margin component of estimated gross profits was due to lower projected investment returns. The deceleration related to benefit margin was due to a decrease in projected mortality.

In 2017, DAC amortization acceleration for changes in the investment margin component of estimated gross profits was due to continued low interest rates and lower projected investment returns. The deceleration related to benefit margin was due to a decrease in projected mortality.

Third Quarter 2018 Form 10-Q 81

Segment Results Allstate Life

Operating costs and expenses increased 9.8% or $8 million in the third quarter of 2018 compared to the same period of 2017, primarily due to higher commissions on non-proprietary product sales and higher marketing expenses. Operating costs and expenses increased 3.9% or $10 million in the first nine months of 2018 compared to the same period of 2017, primarily due to higher employee-related and technology costs and higher commissions on non-proprietary product sales.

Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
($ in millions)	September 30, 2018	December 31, 2017
Traditional life insurance	$2,507	$2,460
Accident and health insurance	165	176
Reserve for life-contingent contract benefits	$2,672	$2,636
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Change in contractholder funds
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Contractholder funds, beginning balance	$7,630	$7,514	$7,608	$7,464

Deposits	237	236	715	730

Interest credited	71	71	212	211

Benefits, withdrawals and other adjustments
Benefits	(59)	(54)	(174)	(183)
Surrenders and partial withdrawals	(64)	(62)	(196)	(190)
Contract charges	(176)	(175)	(527)	(527)
Net transfers from separate accounts	1	—	5	3
Other adjustments (1)	10	29	7	51
Total benefits, withdrawals and other adjustments	(288)	(262)	(885)	(846)
Contractholder funds, ending balance	$7,650	$7,559	$7,650	$7,559

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

82 www.allstate.com

Allstate Benefits Segment Results

Allstate Benefits Segment

Summarized financial information
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Revenues
Premiums and contract charges	$285	$273	$854	$811
Net investment income	19	18	57	54
Realized capital gains and losses	2	1	—	1
Total revenues	306	292	911	866

Costs and expenses
Contract benefits	(159)	(142)	(451)	(421)
Interest credited to contractholder funds	(8)	(8)	(25)	(26)
Amortization of DAC	(26)	(31)	(103)	(105)
Operating costs and expenses	(70)	(65)	(212)	(196)
Restructuring and related charges	—	(1)	—	(1)
Total costs and expenses	(263)	(247)	(791)	(749)

Income tax expense	(9)	(16)	(26)	(41)
Net income applicable to common shareholders	$34	$29	$94	$76

Adjusted net income	$32	$28	$94	$75
Realized capital gains and losses, after-tax	2	1	—	1
Net income applicable to common shareholders	$34	$29	$94	$76

Benefit ratio (1)	55.8	52.0	52.8	51.9

Operating expense ratio (2)	24.6	23.8	24.8	24.2

Reserve for life-contingent contract benefits as of September 30			$1,007	$979

Contractholder funds as of September 30			$902	$887

Policies in force as of September 30 (in thousands)			4,241	4,035

(1)	Benefit ratio is calculated as contract benefits divided by premiums and contract charges.

(2)	Operating expense ratio is calculated as operating costs and expenses divided by premiums and contract charges.
Net income applicable to common shareholders was $34 million in the third quarter of 2018 compared to $29 million in the third quarter of 2017 and was $94 million in the first nine months of 2018 compared to $76 million in the first nine months of 2017.
Adjusted net income increased to $32 million in the third quarter of 2018 compared to $28 million in the third quarter of 2017 and $94 million in the first nine months of 2018 compared to $75 million in the first nine months of 2017, primarily due to higher premiums and a lower effective tax rate from the Tax Legislation, partially offset by higher contract benefits and operating costs and expenses.

Premiums and contract charges increased 4.4% or $12 million in the third quarter of 2018 and 5.3% or $43 million in the first nine months of 2018 compared to the same periods of 2017. The increase in both periods primarily related to growth in hospital indemnity (included in other health) and accident products.

Third Quarter 2018 Form 10-Q 83

Segment Results Allstate Benefits

Premiums and contract charges by product
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Life	$39	$41	$115	$115
Accident	75	70	224	212
Critical illness	119	116	359	351
Short-term disability	27	27	81	76
Other health	25	19	75	57
Premiums and contract charges	$285	$273	$854	$811
PIF increased 5.1% as of September 30, 2018, compared to September 30, 2017.
Contract benefits increased 12.0% or $17 million in the third quarter of 2018 and 7.1% or $30 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to higher claim experience and growth.
Benefit ratio increased to 55.8 in the third quarter of 2018 compared to 52.0 in the third quarter of 2017, due to higher mortality experience in life products, partially offset by improved claim experience in critical illness and hospital indemnity (included in other health) products. Benefit ratio increased to 52.8 in the first nine months of 2018 compared to 51.9 in the first nine months of 2017, due to higher mortality experience in life products.
Amortization of DAC decreased 16.1% or $5 million in the third quarter of 2018 and 1.9% or $2 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to a favorable adjustment associated with our annual review of assumptions. Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life contracts resulted in a deceleration of DAC amortization (increase to income) of $4 million in third quarter 2018 compared to a $1 million acceleration (decrease to income) in third quarter 2017. The deceleration in third quarter 2018 primarily relates to favorable projected mortality.
Operating expense ratio increased to 24.6 in the third quarter of 2018 compared to 23.8 in the third quarter of 2017 and increased to 24.8 in the first nine months of 2018 compared to 24.2 in the first nine months of 2017, primarily due to policy growth and investment in the business.

Operating costs and expenses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Non-deferrable commissions	$27	$24	$81	$73
General and administrative expenses	43	41	131	123
Total operating costs and expenses	$70	$65	$212	$196
Operating costs and expenses increased 7.7% or $5 million in the third quarter of 2018 and 8.2% or $16 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to higher non-deferrable commissions (associated with growth in premiums and contract charges), employee-related costs consistent with growth and higher technology expenses.
Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
($ in millions)	September 30, 2018	December 31, 2017
Traditional life insurance	$269	$262
Accident and health insurance	738	717
Reserve for life-contingent contract benefits	$1,007	$979
Contractholder funds relate to interest-sensitive life insurance and totaled $902 million as of September 30, 2018, compared to $890 million as of December 31, 2017.

84 www.allstate.com

Allstate Annuities Segment Results

Allstate Annuities Segment

Summarized financial information
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Revenues
Contract charges	$5	$4	$11	$10
Net investment income	260	324	843	967
Realized capital gains and losses	51	18	28	11
Total revenues	316	346	882	988

Costs and expenses
Contract benefits	(146)	(141)	(441)	(440)
Interest credited to contractholder funds	(83)	(95)	(251)	(285)
Amortization of DAC	(2)	(2)	(5)	(5)
Operating costs and expenses	(8)	(9)	(26)	(26)
Restructuring and related charges	—	1	—	—
Total costs and expenses	(239)	(246)	(723)	(756)

Gain on disposition of operations	1	1	4	5
Income tax benefit (expense)	53	(35)	35	(81)
Net income applicable to common shareholders	$131	$66	$198	$156

Adjusted net income	$20	$55	$99	$149
Realized capital gains and losses, after-tax	40	11	22	6
Valuation changes on embedded derivatives not hedged, after-tax	1	(1)	5	(2)
Gain on disposition of operations, after-tax	1	1	3	3
Tax legislation benefit	69	—	69	—
Net income applicable to common shareholders	$131	$66	$198	$156

Reserve for life-contingent contract benefits as of September 30			$8,535	$8,644

Contractholder funds as of September 30			$10,098	$11,204

Policies in force as of September 30 (in thousands)
Deferred annuities			130	145
Immediate annuities			85	91
Total			215	236
Net income applicable to common shareholders was $131 million in the third quarter of 2018 compared to $66 million in the third quarter of 2017 and was $198 million in the first nine months of 2018 compared to $156 million in the first nine months of 2017. 2018 results include a tax benefit of $69 million related to the Tax Legislation.
Adjusted net income decreased to $20 million in the third quarter of 2018 compared to $55 million in the third quarter of 2017 and to $99 million in the first nine months of 2018 compared to $149 million in the first nine months of 2017. The decrease in both periods was primarily due to decreased net investment income, driven by lower performance-based investment results and average investment balances, partially offset by a lower effective tax rate from the Tax Legislation and decreased interest credited to contractholder funds.
Net investment income decreased 19.8% or $64 million in the third quarter of 2018 and 12.8% or $124 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to lower performance-based investment results, mainly from limited partnership interests, and lower average investment balances.
Net realized capital gains in the third quarter of 2018 primarily related to increased valuation of equity investments. Net realized capital gains in the first nine months of 2018 primarily related to increased valuation of equity investments, partially offset by losses on sales of fixed income securities.
Contract benefits increased 3.5% or $5 million in the third quarter of 2018 and 0.2% or $1 million in the first nine months of 2018 compared to the same periods of 2017. The increase in third quarter 2018 was primarily due to worse immediate annuity mortality experience.
Our annual review of assumptions in third quarter 2018 resulted in a $2 million increase in reserves primarily for guaranteed withdrawal benefits on equity-indexed annuities due to higher projected guaranteed benefits. In third quarter 2017, the review resulted in a $1 million increase in reserves.
Benefit spread reflects our mortality results using the difference between contract charges earned and

Third Quarter 2018 Form 10-Q 85

Segment Results Allstate Annuities

contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies. This implied interest totaled $123 million and $370 million in the third quarter and first nine months of 2018, respectively, compared to $124 million and $376 million in the third quarter and first nine months of 2017, respectively. Total benefit spread was $(20) million in third quarter 2018 compared to $(14) million in third quarter 2017 and $(65) million in the first nine months of 2018 compared to $(58) million in the first nine months of 2017.
Interest credited to contractholder funds decreased 12.6% or $12 million in the third quarter of 2018 and 11.9% or $34 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by zero and $6 million in the third quarter and first nine months of 2018, respectively, compared to increases of $2 million and $3 million in the third quarter and first nine months of 2017, respectively.
Investment spread reflects the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits and is used to analyze the impact of net investment income and interest credited to contractholders on net income.

Investment spread
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Investment spread before valuation changes on embedded derivatives not hedged	$54	$107	$216	$309
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	—	(2)	6	(3)
Total investment spread	$54	$105	$222	$306
Investment spread before valuation changes on embedded derivatives not hedged decreased 49.5% to $54 million in the third quarter of 2018 and 30.1% to $216 million in the first nine months of 2018 compared to $107 million and $309 million in the third quarter and first nine months of 2017, respectively, primarily due to lower investment income, mainly from limited partnership interests, partially offset by lower credited interest.

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

Analysis of investment spread
	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2018	2017	2018	2017	2018	2017
Deferred fixed annuities	4.1%	4.4%	2.8%	2.9%	1.3%	1.5%
Immediate fixed annuities with and without life contingencies	6.0	7.8	6.0	6.0	—	1.8

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2018	2017	2018	2017	2018	2017
Deferred fixed annuities	4.1%	4.3%	2.8%	2.8%	1.3%	1.5%
Immediate fixed annuities with and without life contingencies	6.6	7.7	6.0	6.0	0.6	1.7
Operating costs and expenses decreased by $1 million in the third quarter of 2018 compared to the same period of 2017. Operating costs and expenses in the first nine months of 2018, were comparable to the same period of 2017.

86 www.allstate.com

Allstate Annuities Segment Results

Analysis of reserves and contractholder funds

Product Liabilities
($ in millions)	September 30, 2018	December 31, 2017
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	$5,010	$5,284
Standard structured settlements and SPIA (2)	3,443	3,565
Other	82	85
Reserve for life-contingent contract benefits	$8,535	$8,934

Deferred fixed annuities	$7,423	$8,128
Immediate fixed annuities without life contingencies	2,568	2,700
Other	107	108
Contractholder funds	$10,098	$10,936

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

Changes in contractholder funds
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Contractholder funds, beginning balance	$10,359	$11,428	$10,936	$11,915

Deposits	3	6	12	23

Interest credited	82	94	248	282

Benefits, withdrawals and other adjustments
Benefits	(148)	(163)	(452)	(489)
Surrenders and partial withdrawals	(197)	(165)	(625)	(526)
Contract charges	(3)	(3)	(6)	(6)
Net transfers from separate accounts	—	—	—	1
Other adjustments (1)	2	7	(15)	4
Total benefits, withdrawals and other adjustments	(346)	(324)	(1,098)	(1,016)
Contractholder funds, ending balance	$10,098	$11,204	$10,098	$11,204

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

Contractholder funds decreased 2.5% and 7.7% in the third quarter and first nine months of 2018, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities over an eight year period from 2006 to 2014 but still accept additional deposits on existing contracts.
Contractholder deposits decreased $3 million and $11 million in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to lower additional deposits on fixed annuities.

Surrenders and partial withdrawals increased 19.4% to $197 million in the third quarter of 2018 from $165 million in the third quarter of 2017. Surrenders and partial withdrawals increased 18.8% to $625 million in the first nine months of 2018 from $526 million in the first nine months of 2017. 2018 had elevated surrenders on fixed annuities resulting from a large number of contracts reaching the 30-45 day period (typically at their 5, 7 or 10 year anniversary) during which there is no surrender charge. The annualized surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of year contractholder funds, was 11.1% in the first nine months of 2018 compared to 8.5% in the first nine months of 2017.

Third Quarter 2018 Form 10-Q 87

Investments

Investments

Portfolio composition and strategy by reporting segment (1)
	As of September 30, 2018
($ in millions)	Property-Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other	Total
Fixed income securities (2)	$30,911	$983	$7,823	$1,212	$14,191	$2,543	$57,663
Equity securities (3)	5,124	90	74	96	1,444	137	6,965
Mortgage loans	397	—	1,798	196	2,201	—	4,592
Limited partnership interests	4,216	—	—	—	3,385	1	7,602
Short-term investments (4)	1,548	53	327	20	606	517	3,071
Other	1,800	—	1,258	307	710	—	4,075
Total	$43,996	$1,126	$11,280	$1,831	$22,537	$3,198	$83,968

Market-based core	$31,037	$1,126	$11,280	$1,831	$17,703	$3,198	$66,175
Market-based active	8,505	—	—	—	1,250	—	9,755
Performance-based	4,454	—	—	—	3,584	—	8,038
Total	$43,996	$1,126	$11,280	$1,831	$22,537	$3,198	$83,968

(1)	Balances reflect the elimination of related party investments between segments.

(2)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.29 billion, $996 million, $7.66 billion, $1.22 billion, $13.89 billion, $2.56 billion and $57.62 billion for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in Total, respectively.

(3)
Equity securities are carried at fair value. The fair value of equity securities held as of September 30, 2018, was $1.22 billion in excess of cost. These net gains were primarily concentrated in the consumer goods and technology sectors and in domestic equity index funds. Beginning January 1, 2018, the periodic changes in fair value are reflected in realized capital gains and losses.

(4)	Short-term investments are carried at fair value.
Investments totaled $83.97 billion as of September 30, 2018, increasing from $82.80 billion as of December 31, 2017, primarily due to the proceeds from the issuance of preferred stock and senior debt and positive operating cash flows, partially offset by lower fixed income valuations, common share repurchases, net reductions in contractholder funds, dividends paid to shareholders and redemption and maturity of senior debt.
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

88 www.allstate.com

Investments

Portfolio composition by investment strategy
	As of September 30, 2018
($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$49,585	$7,999	$79	$57,663
Equity securities	5,750	975	240	6,965
Mortgage loans	4,592	—	—	4,592
Limited partnership interests	617	103	6,882	7,602
Short-term investments	2,555	516	—	3,071
Other	3,076	162	837	4,075
Total	$66,175	$9,755	$8,038	$83,968
% of total	79%	12%	9%

Unrealized net capital gains and losses
Fixed income securities	$138	$(92)	$(1)	$45
Limited partnership interests	—	—	2	2
Other	(3)	—	—	(3)
Total	$135	$(92)	$1	$44

Fixed income securities by type
	Fair value as of
($ in millions)	September 30, 2018	December 31, 2017
U.S. government and agencies	$3,151	$3,616
Municipal	9,415	8,328
Corporate	42,662	44,026
Foreign government	854	1,021
Asset-backed securities (“ABS”)	979	1,272
Residential mortgage-backed securities (“RMBS”)	500	578
Commercial mortgage-backed securities (“CMBS”)	80	128
Redeemable preferred stock	22	23
Total fixed income securities	$57,663	$58,992
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of September 30, 2018, 89.9% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

Third Quarter 2018 Form 10-Q 89

Investments

Fair value and unrealized net capital gains and losses for fixed income securities by credit quality
	As of September 30, 2018
	Investment grade		Below investment grade		Total
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,151	$9	$—	$—	$3,151	$9
Municipal
Tax exempt	7,220	(89)	32	1	7,252	(88)
Taxable	2,125	185	38	2	2,163	187
Corporate
Public	27,793	(150)	3,057	(6)	30,850	(156)
Privately placed	9,606	3	2,206	(13)	11,812	(10)
Foreign government	845	—	9	—	854	—
ABS
Collateralized debt obligations (“CDO”)	311	(1)	28	3	339	2
Consumer and other asset-backed securities (“Consumer and other ABS”)	613	(2)	27	—	640	(2)
RMBS
U.S. government sponsored entities (“U.S. Agency”)	87	—	—	—	87	—
Non-agency	19	1	394	95	413	96
CMBS	31	—	49	6	80	6
Redeemable preferred stock	22	1	—	—	22	1
Total fixed income securities	$51,823	$(43)	$5,840	$88	$57,663	$45
Municipal bonds, including tax exempt and taxable securities, totaled $9.42 billion as of September 30, 2018, with 99.3% rated investment grade and an unrealized net capital gain of $99 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $42.66 billion as of September 30, 2018, with 87.7% rated investment grade and an unrealized net capital loss of $166 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $979 million as of September 30, 2018, with 94.4% rated investment grade and an unrealized net capital gain of zero. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $339 million as of September 30, 2018, with 91.7% rated investment grade and an unrealized net capital gain of $2 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $640 million as of September 30, 2018, with 95.8% rated investment grade. Consumer and other ABS consists of $230 million of consumer auto, $128 million of credit card and $282 million of other ABS with unrealized net capital losses of $2 million and $1 million and an unrealized net capital gain of $1 million, respectively.
RMBS totaled $500 million as of September 30, 2018, with 21.2% rated investment grade and an unrealized net capital gain of $96 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $413 million as of September 30, 2018, with 4.6% rated investment grade and an unrealized net capital gain of $96 million.
CMBS totaled $80 million as of September 30, 2018, with 38.8% rated investment grade and an unrealized net capital gain of $6 million. The CMBS investments are primarily traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. The equity securities portfolio was $6.97 billion as of September 30, 2018.
Mortgage loans, which are primarily held in the life and annuity portfolios, totaled $4.59 billion as of September 30, 2018, and primarily comprise loans

90 www.allstate.com

Investments

secured by first mortgages on developed commercial real estate.
Limited partnership interests include interests in private equity funds, real estate funds and other funds.

Carrying value and other information for limited partnership interests
	As of September 30, 2018
($ in millions)	Limited partnership interests (1) (2)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$5,712	140	277	$186
Real estate	1,170	37	78	105
Other	720	13	14	302
Total	$7,602	190	369

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value. See Note 1 of the condensed consolidated financial statements.

(2)	We have commitments to invest in additional limited partnership interests totaling $3.03 billion.
Unrealized net capital gains totaled $44 million as of September 30, 2018 compared to $2.63 billion as of December 31, 2017.

Unrealized net capital gains and losses
($ in millions)	September 30, 2018	December 31, 2017
U.S. government and agencies	$9	$36
Municipal	99	275
Corporate	(166)	1,030
Foreign government	—	16
ABS	—	6
RMBS	96	98
CMBS	6	4
Redeemable preferred stock	1	2
Fixed income securities	45	1,467
Equity securities (1)	—	1,160
Derivatives	(3)	(1)
EMA limited partnerships	2	1
Unrealized net capital gains and losses, pre-tax	$44	$2,627

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

The unrealized net capital gain for the fixed income portfolio totaled $45 million, comprised of $923 million of gross unrealized gains and $878 million of gross unrealized losses as of September 30, 2018. This compares to an unrealized net capital gain for the fixed income portfolio totaling $1.47 billion, comprised of $1.75 billion of gross unrealized gains and $283 million of gross unrealized losses as of December 31, 2017. Fixed income valuations decreased primarily due to an increase in risk-free interest rates and wider credit spreads.

Third Quarter 2018 Form 10-Q 91

Investments

Gross unrealized gains and losses on fixed income securities by type and sector
	As of September 30, 2018
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$12,950	$88	$(233)	$12,805
Capital goods	4,877	40	(104)	4,813
Utilities	5,702	220	(103)	5,819
Banking	4,254	9	(66)	4,197
Communications	2,820	26	(48)	2,798
Technology	2,885	12	(47)	2,850
Financial services	3,005	31	(38)	2,998
Transportation	1,812	42	(30)	1,824
Basic industry	1,911	33	(28)	1,916
Energy	2,331	53	(22)	2,362
Other	281	3	(4)	280
Total corporate fixed income portfolio	42,828	557	(723)	42,662
U.S. government and agencies	3,142	36	(27)	3,151
Municipal	9,316	204	(105)	9,415
Foreign government	854	12	(12)	854
ABS	979	8	(8)	979
RMBS	404	98	(2)	500
CMBS	74	7	(1)	80
Redeemable preferred stock	21	1	—	22
Total fixed income securities	$57,618	$923	$(878)	$57,663
The consumer goods, utilities and capital goods sectors comprise 30%, 14% and 11%, respectively, of the fair value of our corporate fixed income securities portfolio as of September 30, 2018. The consumer goods, capital goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2018.

In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

92 www.allstate.com

Investments

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Fixed income securities	$527	$519	$1,544	$1,564
Equity securities	35	37	130	130
Mortgage loans	52	52	163	157
Limited partnership interests (1)	210	223	563	596
Short-term investments	19	9	50	21
Other	71	58	205	174
Investment income, before expense	914	898	2,655	2,642
Investment expense (2) (3)	(70)	(55)	(201)	(154)
Net investment income	$844	$843	$2,454	$2,488

Market-based core	$609	$586	$1,814	$1,772
Market-based active	76	77	222	224
Performance-based	229	235	619	646
Investment income, before expense	$914	$898	$2,655	$2,642

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Investment expense includes $17 million and $9 million of investee level expenses in the third quarter of 2018 and 2017, respectively, and $53 million and $29 million in the first nine months of 2018 and 2017, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(3)
Investment expense includes $8 million and $3 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the third quarter of 2018 and 2017, respectively, and $19 million and $7 million in the first nine months of 2018 and 2017, respectively.

Net investment income was flat in the third quarter of 2018 compared to the same period of 2017. Net investment income decreased 1.4% or $34 million in the first nine months of 2018 compared to the same period of 2017 primarily due to lower performance-based investment results, mainly from limited partnerships.

Performance-based investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Limited partnerships
Private equity	$123	$183	$452	$506
Real estate	87	40	111	90
Performance-based - limited partnerships	210	223	563	596

Non-limited partnerships
Private equity	1	2	7	16
Real estate	18	10	49	34
Performance-based - non-limited partnerships	19	12	56	50

Total
Private equity	124	185	459	522
Real estate	105	50	160	124
Total performance-based	$229	$235	$619	$646

Investee level expenses (1)	$(15)	$(8)	$(48)	$(25)

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income decreased 2.6% or $6 million in the third quarter of 2018 and 4.2% or $27 million in the first nine months of 2018 compared to the same periods of 2017. While performance-based investment income has decreased modestly in 2018, both 2018 and 2017 reflected strong equity market appreciation and gains on sales of underlying investments held by limited partnerships. The five highest contributing performance-based investments in each period generated investment income of $149 million and $134 million in the first nine months of 2018 and 2017, respectively. Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Third Quarter 2018 Form 10-Q 93

Investments

Components of realized capital gains and losses and the related tax effect
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Impairment write-downs
Fixed income securities	$(3)	$(3)	$(6)	$(23)
Equity securities (1)	—	(3)	—	(34)
Mortgage Loans	—	(1)	—	(1)
Limited partnership interests	(2)	(16)	(3)	(32)
Other investments	—	—	(1)	(4)
Total impairment write-downs	(5)	(23)	(10)	(94)
Change in intent write-downs (1)	—	(5)	—	(43)
Net OTTI losses recognized in earnings	(5)	(28)	(10)	(137)
Sales (1)	(22)	148	(139)	495
Valuation of equity investments (1)	198	—	149	—
Valuation and settlements of derivative instruments	5	(17)	17	(40)
Realized capital gains and losses, pre-tax	176	103	17	318
Income tax expense	(35)	(36)	(1)	(110)
Realized capital gains and losses, after-tax	$141	$67	$16	$208

Market-based core	$121	$68	$(6)	$199
Market-based active	42	56	(18)	158
Performance-based	13	(21)	41	(39)
Realized capital gains and losses, pre-tax	$176	$103	$17	$318

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

Realized capital gains in the third quarter of 2018, related primarily to increased valuation of equity investments, partially offset by losses on sales of fixed income securities. Realized capital gains in the first nine months of 2018, were primarily related to increased valuation of equity investments and gains on valuation and settlements of derivative instruments, partially offset by sales of fixed income securities.
Sales resulted in $22 million and $139 million of net realized capital losses in the three and nine months ended September 30, 2018, respectively. Sales related primarily to fixed income securities in connection with ongoing portfolio management.
Valuation of equity investments resulted in gains of $198 million for the three months ended September 30, 2018, which included $223 million of appreciation in the valuation of equity securities and $25 million in declines in value primarily for certain limited partnerships where the underlying assets are predominately public equity securities. Valuation of equity investments resulted in gains of $149 million for the nine months ended September 30, 2018, which included $204 million of appreciation in the valuation of equity securities and $55 million of declines in value primarily for certain limited partnerships where the underlying assets are predominately public equity securities.
Valuation and settlements of derivative instruments generated gains of $5 million and $17 million for the three months and nine months ended September 30, 2018, respectively, and were primarily comprised of gains on foreign currency contracts due to the strengthening of the U.S. Dollar and gains on total return swaps, partially offset by losses on equity options and futures used for risk management due to increases in equity indices.

Realized capital gains and losses for performance-based investments
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Impairment write-downs	$(2)	$(16)	$(3)	$(32)
Change in intent write-downs	—	—	—	—
Net OTTI losses recognized in earnings	(2)	(16)	(3)	(32)
Sales	3	—	2	10
Valuation of equity investments	4	—	23	—
Valuation and settlements of derivative instruments	8	(5)	19	(17)
Total performance-based	$13	$(21)	$41	$(39)
Realized capital gains on performance-based investments were $13 million in the third quarter of 2018 and $41 million in the first nine months of 2018 primarily related to increased valuation of equity investments and gains on valuation and settlements of derivative instruments.

94 www.allstate.com

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	September 30, 2018	December 31, 2017
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$24,917	$22,245
Accumulated other comprehensive (loss) income	(1,284)	306
Total shareholders’ equity	23,633	22,551
Debt	6,450	6,350
Total capital resources	$30,083	$28,901

Ratio of debt to shareholders’ equity	27.3%	28.2%
Ratio of debt to capital resources	21.4%	22.0%
Shareholders’ equity increased in the first nine months of 2018, primarily due to net income and issuance of preferred stock, partially offset by decreased unrealized capital gains on investments, common share repurchases and dividends paid to shareholders. In the nine months ended September 30, 2018, we paid dividends of $455 million and $97 million related to our common and preferred shares, respectively.
Preferred stock and debt issuances On March 29, 2018, we issued 23,000 shares of 5.625% Fixed Rate Noncumulative Perpetual Preferred Stock, Series G, for aggregate proceeds of $575 million, $250 million of Floating Rate Senior Notes due 2021 and $250 million of Floating Rate Senior Notes due 2023. The proceeds of these issuances were for general corporate purposes, including the redemption, repayment or repurchase of certain preferred stock or debt.
Redemption and repayment of preferred stock and debt On May 13, 2018, we redeemed our $224 million Series B 6.125% Fixed-to-Floating Rate Junior Subordinated Debentures at a redemption price equal to 100% of the outstanding principal.
On May 15, 2018, we repaid $176 million of 6.75% Senior Debentures at maturity. There are no other debt maturities until May 2019.
On October 15, 2018, we redeemed all 15,400 shares of our Fixed Rate Noncumulative Perpetual Preferred Stock, Series C and the corresponding depository shares for $385 million.
For additional details on these transactions, see Note 10 of the condensed consolidated financial statements.
Common share repurchases As of September 30, 2018, there was $151 million remaining on the $2.00 billion common share repurchase program that is expected to be completed by November 2018.
During the first nine months of 2018, we repurchased 11.7 million common shares for $1.12 billion in the market and under accelerated share repurchase agreements.

On October 31, 2018, the Board authorized a new $3.00 billion common share repurchase program that is expected to be completed by April 2020. Funding for the repurchase program may include potential preferred stock issuances of up to $1.00 billion.
Common shareholder dividends On January 2, 2018, April 2, 2018, July 2, 2018 and October 1, 2018, we paid common shareholder dividends of $0.37, $0.46, $0.46 and $0.46, respectively.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. Our preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. In April 2018, A.M. Best upgraded The Allstate Corporation’s debt and short-term issuer ratings of a- and AMB-1 to a and AMB-1+, respectively, and affirmed the insurance financial strength ratings of A+ for Allstate Insurance Company (“AIC”), Allstate Life Insurance Company (“ALIC”) and Allstate Assurance Company. The outlook for the ratings is stable. In August 2018, S&P affirmed The Allstate Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength ratings of AA- for AIC and A+ for ALIC. The outlook for the ratings is stable. In August 2018, Moody’s affirmed The Allstate Corporation’s debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength ratings of Aa3 for AIC and A1 for ALIC. The outlook for the ratings is stable.
Liquidity sources and uses We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions. Liquidity is managed at both the entity and enterprise level across the Company, and is assessed on both base and stressed level liquidity needs. We believe we

Third Quarter 2018 Form 10-Q 95

Capital Resources and Liquidity

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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $3.38 billion as of September 30, 2018, comprising cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation and provides funds for the parent company’s fixed charges and other corporate purposes.
In the first nine months of 2018, AIC paid dividends totaling $2.27 billion to its parent, Allstate Insurance Holdings, LLC, which then paid $2.27 billion of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of September 30, 2018, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first nine months of 2018, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2018, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.0% as of September 30, 2018. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the third quarter or the first nine months of 2018.

•
The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2018. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 555 million shares of treasury stock as of September 30, 2018), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

96 www.allstate.com

Capital Resources and Liquidity

Liquidity exposure Contractholder funds were $18.65 billion as of September 30, 2018.

Contractholder funds by contractual withdrawal provisions
($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,884	15.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,819	25.8
Market value adjustments (2)	1,098	5.9
Subject to discretionary withdrawal without adjustments (3)	9,849	52.8
Total contractholder funds (4)	$18,650	100.0%

(1)	Includes $895 million of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$603 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $712 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
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

In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.1% and 6.0% in the first nine months of 2018 and 2017, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Third Quarter 2018 Form 10-Q 97

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

98 www.allstate.com

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3) (4)
July 1, 2018 - July 31, 2018
Open Market Purchases	753,257	$93.3742	752,191
August 1, 2018 - August 31, 2018
Open Market Purchases	766,417	$99.2493	766,188
September 1, 2018 - September 30, 2018
Open Market Purchases	785,953	$99.8314	785,412
Total	2,305,627	$97.5283	2,303,791	$151 million

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

July: 1,066
August: 229
September: 541

(2)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3)	On August 1, 2017, we announced the approval of a common share repurchase program for $2 billion, which is expected to be completed by November 2018.

(4)	On October 31, 2018, we announced the approval of a common share repurchase program for $3 billion, which is expected to be completed by April 2020.

Third Quarter 2018 Form 10-Q 99

Other Information Part II.

Item 6. Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

10.1	The Allstate Corporation 2013 Equity Incentive Plan, as amended and restated effective July 24, 2018					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated October 31, 2018, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

100 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

October 31, 2018	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller, and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Third Quarter 2018 Form 10-Q 101