Form 10-Q
period 2019-03-31
ALLSTATE CORP
filed 2019-05-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
As of April 15, 2019, the registrant had 333,106,827 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
March 31, 2019

Condensed Consolidated Financial Statements

Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2019	2018
Revenues
Property and casualty insurance premiums	$8,802	$8,286
Life premiums and contract charges	628	616
Other revenue	250	216
Net investment income	648	786
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(16)	—
OTTI losses reclassified to (from) other comprehensive income ("OCI")	2	(1)
Net OTTI losses recognized in earnings	(14)	(1)
Sales and valuation changes on equity investments and derivatives	676	(133)
Total realized capital gains and losses	662	(134)
Total revenues	10,990	9,770

Costs and expenses
Property and casualty insurance claims and claims expense	5,820	5,129
Life contract benefits	497	504
Interest credited to contractholder funds	162	161
Amortization of deferred policy acquisition costs	1,364	1,273
Operating costs and expenses	1,380	1,303
Pension and other postretirement remeasurement gains and losses	15	14
Amortization of purchased intangibles	32	22
Restructuring and related charges	18	19
Interest expense	83	83
Total costs and expenses	9,371	8,508

Gain on disposition of operations	1	1

Income from operations before income tax expense	1,620	1,263

Income tax expense	328	257

Net income	1,292	1,006

Preferred stock dividends	31	29

Net income applicable to common shareholders	$1,261	$977

Earnings per common share
Net income applicable to common shareholders per common share - Basic	$3.79	$2.76
Weighted average common shares - Basic	332.6	354.1
Net income applicable to common shareholders per common share - Diluted	$3.74	$2.71
Weighted average common shares - Diluted	337.5	359.9

See notes to condensed consolidated financial statements.

First Quarter 2019 Form 10-Q 1

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in millions)	Three months ended March 31,
	2019	2018
Net income	$1,292	$1,006

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	974	(565)
Unrealized foreign currency translation adjustments	5	(2)
Unamortized pension and other postretirement prior service credit	(12)	(14)
Other comprehensive income (loss), after-tax	967	(581)

Comprehensive income	$2,259	$425

See notes to condensed consolidated financial statements.

2 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	March 31, 2019	December 31, 2018
Assets
Investments
Fixed income securities, at fair value (amortized cost $56,831 and $57,134)	$58,202	$57,170
Equity securities, at fair value (cost $4,767 and $4,489)	5,802	5,036
Mortgage loans	4,681	4,670
Limited partnership interests	7,493	7,505
Short-term, at fair value (amortized cost $4,157 and $3,027)	4,157	3,027
Other	3,786	3,852
Total investments	84,121	81,260
Cash	551	499
Premium installment receivables, net	6,201	6,154
Deferred policy acquisition costs	4,670	4,784
Reinsurance and indemnification recoverables, net	9,374	9,565
Accrued investment income	614	600
Property and equipment, net	1,047	1,045
Goodwill	2,547	2,530
Other assets	3,659	3,007
Separate Accounts	3,050	2,805
Total assets	$115,834	$112,249
Liabilities
Reserve for property and casualty insurance claims and claims expense	$27,544	$27,423
Reserve for life-contingent contract benefits	12,200	12,208
Contractholder funds	18,161	18,371
Unearned premiums	14,323	14,510
Claim payments outstanding	891	1,007
Deferred income taxes	817	425
Other liabilities and accrued expenses	8,977	7,737
Long-term debt	6,453	6,451
Separate Accounts	3,050	2,805
Total liabilities	92,416	90,937
Commitments and Contingent Liabilities (Note 11)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 79.8 thousand issued and outstanding, $1,995 aggregate liquidation preference	1,930	1,930
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 333 million and 332 million shares outstanding	9	9
Additional capital paid-in	3,291	3,310
Retained income	45,148	44,033
Deferred Employee Stock Ownership Plan (“ESOP”) expense	(3)	(3)
Treasury stock, at cost (567 million and 568 million shares)	(28,042)	(28,085)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	73	75
Other unrealized net capital gains and losses	1,003	(51)
Unrealized adjustment to DAC, DSI and insurance reserves	(104)	(26)
Total unrealized net capital gains and losses	972	(2)
Unrealized foreign currency translation adjustments	(44)	(49)
Unamortized pension and other postretirement prior service credit	157	169
Total accumulated other comprehensive income (“AOCI”)	1,085	118
Total shareholders’ equity	23,418	21,312
Total liabilities and shareholders’ equity	$115,834	$112,249

See notes to condensed consolidated financial statements.

First Quarter 2019 Form 10-Q 3

Condensed Consolidated Financial Statements

The Allstate Corporate and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2019	2018
Preferred stock par value	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,930	1,746
Preferred stock issuance	—	557
Balance, end of period	1,930	2,303

Common stock par value	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,310	3,313
Forward contract on accelerated share repurchase agreement	—	45
Activity under equity incentive plans	(19)	9
Balance, end of period	3,291	3,367

Retained income
Balance, beginning of period	44,033	41,579
Cumulative effect of change in accounting principle	21	1,088
Net income	1,292	1,006
Dividends on common stock (declared per share of $0.50 and $0.46)	(167)	(165)
Dividends on preferred stock	(31)	(29)
Balance, end of period	45,148	43,479

Deferred ESOP expense	(3)	(3)

Treasury stock
Balance, beginning of period	(28,085)	(25,982)
Shares acquired	—	(333)
Shares reissued under equity incentive plans, net	43	35
Balance, end of period	(28,042)	(26,280)

Accumulated other comprehensive income
Balance, beginning of period	118	1,889
Cumulative effect of change in accounting principle	—	(910)
Change in unrealized net capital gains and losses	974	(565)
Change in unrealized foreign currency translation adjustments	5	(2)
Change in unamortized pension and other postretirement prior service credit	(12)	(14)
Balance, end of period	1,085	398
Total shareholders’ equity	$23,418	$23,273

See notes to condensed consolidated financial statements.

4 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$1,292	$1,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	157	122
Realized capital gains and losses	(662)	134
Pension and other postretirement remeasurement gains and losses	15	14
Gain on disposition of operations	(1)	(1)
Interest credited to contractholder funds	162	161
Changes in:
Policy benefits and other insurance reserves	(114)	(364)
Unearned premiums	(201)	(204)
Deferred policy acquisition costs	33	10
Premium installment receivables, net	(39)	(58)
Reinsurance recoverables, net	179	(12)
Income taxes	303	189
Other operating assets and liabilities	(410)	(371)
Net cash provided by operating activities	714	626
Cash flows from investing activities
Proceeds from sales
Fixed income securities	9,034	10,619
Equity securities	633	1,138
Limited partnership interests	241	53
Other investments	44	76
Investment collections
Fixed income securities	628	583
Mortgage loans	104	46
Other investments	68	122
Investment purchases
Fixed income securities	(9,056)	(9,789)
Equity securities	(871)	(1,535)
Limited partnership interests	(282)	(415)
Mortgage loans	(114)	(192)
Other investments	(89)	(330)
Change in short-term investments, net	(552)	(1,533)
Change in other investments, net	47	(27)
Purchases of property and equipment, net	(80)	(62)
Acquisition of operations	(18)	(5)
Net cash used in investing activities	(263)	(1,251)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	498
Proceeds from issuance of preferred stock	—	558
Contractholder fund deposits	254	253
Contractholder fund withdrawals	(458)	(492)
Dividends paid on common stock	(158)	(132)
Dividends paid on preferred stock	(31)	(29)
Treasury stock purchases	—	(270)
Shares reissued under equity incentive plans, net	(5)	10
Other	(1)	62
Net cash (used in) provided by financing activities	(399)	458
Net increase (decrease) in cash	52	(167)
Cash at beginning of period	499	617
Cash at end of period	$551	$450
See notes to condensed consolidated financial statements.

First Quarter 2019 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
To conform to the current year presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.
Adopted accounting standards
Accounting for Leases
Effective January 1, 2019 the Company adopted new Financial Accounting Standards Board ("FASB") guidance related to accounting for leases. Upon adoption of the guidance under the optional transition method that allows application of the transition provisions at the adoption date instead of the earliest period presented, the Company recorded a $585 million lease liability equal to the present value of lease payments and a $488 million right-of-use (“ROU”) asset, which is the corresponding lease liability adjusted for qualifying accrued lease payments. The lease liability and ROU asset were reported as part of other liabilities and other assets on the Condensed Consolidated Statements of Financial Position. The impact of these changes at adoption had no impact on net income or shareholders’ equity. Prior periods were not restated under the new standard. The Company utilized practical expedients which do not require reassessment of existing contracts for the existence of a lease or reassessment of existing lease classifications.
Upon adoption, the new guidance required sellers in a sale-leaseback transaction to recognize the entire gain from the sale of an underlying asset at the time the sale is recognized rather than over the leaseback term. The carrying value of unrecognized gains on sale-leaseback transactions executed prior to January 1, 2019 was $21 million, after-tax, and was recorded as an increase to retained income at the date of adoption.
Accounting for Hedging Activities
Effective January 1, 2019 the Company adopted new FASB guidance intended to better align hedge accounting with an organization’s risk management activities. The new guidance expands hedge accounting to nonfinancial and financial risk components and revises the measurement methodologies to better align with an organization’s risk management activities. Separate presentation of hedge ineffectiveness is eliminated with the intention to provide greater transparency to the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments were designed to reduce complexity by simplifying hedge effectiveness testing. The adoption had no impact on the Company’s results of operations or financial position.
Changes to significant accounting policies for leases
The Company has certain operating leases for office facilities, computer and office equipment, and transportation vehicles. The Company’s leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 14 years, and some of which include options to terminate the leases within 60 days.
The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs for these leases are recorded on a straight-line basis over the lease term. Operating leases with terms greater than one year, result in a lease liability recorded in other liabilities with a corresponding ROU asset recorded in other assets. As of March 31, 2019, the Company had $572 million in lease liabilities and $474 million in ROU assets.
Operating lease liabilities are recognized at the commencement date based on the present value of future minimum lease payments over the lease term. ROU assets are recognized based on the corresponding lease liabilities adjusted for qualifying initial direct costs, prepaid or accrued lease payments and unamortized lease incentives. As most of the

6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Company’s leases do not disclose the implicit interest rate, the Company uses collateralized incremental borrowing rates based on information available at lease commencement when determining the present value of future lease payments. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease. Lease terms may include options to extend or terminate the lease which are incorporated into the Company’s measurements when it is reasonably certain that the Company will exercise the option.
Operating lease costs are recognized on a straight-line basis over the lease term and include interest expense on the lease liability and amortization of the ROU asset. Variable lease costs are expensed as incurred and include maintenance costs and real estate taxes. Lease costs are reported in operating costs and expenses and totaled $41 million, including $7 million of variable lease costs in first quarter 2019.

Other information related to operating leases
As of March 31, 2019
Weighted average remaining lease term (years)	6
Weighted average discount rate	3.27%

Maturity of lease liabilities
($ in millions)	Operating leases
2019 (1)	$85
2020	135
2021	104
2022	86
2023	71
2024	55
Thereafter	104
Total lease payments (2)	$640
Less: interest	(68)
Present value of lease liabilities	$572

(1)	Excludes maturity of lease liabilities for the three months ended March 31, 2019.

(2)	Excludes operating leases that have not yet commenced of $11 million as of March 31, 2019.
Pending accounting standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost, including reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for a reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance that when deducted from the amortized cost basis of the related financial assets results in a net carrying value of affected financial assets at the amount expected to be collected. The reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The impact of adoption is not expected to be material to the Company’s results of operations or financial position.
Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amendments to modify certain disclosure requirements for defined benefit plans. Disclosure additions relate to the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates and explanations for significant gains and losses related to changes in the benefit obligation for the period. Disclosures to be removed include those that identify amounts that are expected to be reclassified out of AOCI and into the income statement in the coming year and the anticipated impact of a one-percentage point change in assumed health care cost trend rate on service and interest cost and on the accumulated benefit obligation. The amendments are effective for annual reporting periods beginning after December 15, 2020. The impacts of adoption are to the Company’s disclosures only.
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued guidance revising the accounting for certain long-duration insurance contracts. The new guidance changes the measurement of the Company’s reserves for traditional life, life-contingent immediate annuities and certain voluntary accident and health insurance products.
Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed and updated at least annually. The effect of updating measurement assumptions other than the discount rate are required to be measured on a retrospective basis and reported in net income. In addition, cash flows under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield required to be updated through OCI at each reporting date. These changes will replace current GAAP, which utilizes assumptions set at policy issuance until such time as the

First Quarter 2019 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

assumptions result in reserves that are deficient when compared to reserves computed using current assumptions. Under current GAAP, premium deficiency reserves are recognized when a reserve deficiency is computed using current assumptions.
The new guidance requires deferred policy acquisition costs (“DAC”) and other capitalized balances currently amortized in proportion to premiums or gross profits to be amortized on a constant level basis over the expected term for all long-duration insurance contracts. DAC will not be subject to loss recognition testing but will be reduced when actual experience exceeds expected experience. The new guidance will no longer require adjustments to DAC and deferred sales inducement costs (“DSI”) related to unrealized gains and losses on investment securities supporting the related business.
Market risk benefit product features are required to be measured at fair value with changes in fair value recorded in net income with the exception of changes in the fair value attributable to changes in the reporting entity’s own credit risk, which are required to be recognized in OCI. Substantially all of the Company’s market risk benefits are reinsured and therefore these impacts are not expected to be material to the Company.
The new guidance is to be included in the comparable financial statements issued in reporting periods beginning after December 15, 2020, thereby requiring restatement of prior periods presented. Early adoption is permitted. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or retrospectively using actual historical experience as of contract inception. The new guidance for market risk benefits is required to be adopted retrospectively.
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows are unchanged. The Company has not completed its evaluation of the specific impacts of adopting the new guidance, but anticipates the financial statement impact of migrating from existing GAAP to that required by the new guidance to be material, largely attributed to the impact of transitioning from an original investment-based discount rate to one based on an upper-medium grade fixed income investment yield and updates to mortality assumptions previously locked in at issuance and subject to premium deficiency testing. The Company expects the most significant impacts will occur in the run-off annuity segment. The revised accounting for DAC will be applied prospectively using the new model and any DAC effects existing in AOCI as a result of applying existing GAAP at the date of adoption will be reversed.

Codification Improvements related to Credit Losses, Derivatives and Hedging, and Financial Instruments
In April 2019, the FASB issued Codification Improvements related to Credit Losses, Derivatives and Hedging, and Financial Instruments. The guidance for Credit Losses and Financial Instruments is effective for reporting periods beginning after December 15, 2019. The guidance for Derivatives and Hedging is effective January 1, 2020. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
Change in accounting principle
The Company changed its accounting principle for recognizing actuarial gains and losses and expected return on plan assets for its pension and other postretirement plans to a more preferable policy under U.S. GAAP. Under the new principle, remeasurement of projected benefit obligation and plan assets are immediately recognized in earnings and are referred to as pension and other postretirement remeasurement gains and losses on the Condensed Consolidated Statements of Operations. Previously, actuarial gains and losses and differences between the expected and actual returns on plan assets were recognized as a component of AOCI, and were subject to amortization into earnings in future periods. This change has been applied on a retrospective basis. The Company’s policy is to remeasure its pension and postretirement plans on a quarterly basis.
Differences between expected and actual returns and changes in assumptions affect our pension and other postretirement obligations, plan assets and expenses. The primary factors contributing to pension and other postretirement remeasurement gains and losses are 1) changes in the discount rate used to value pension and postretirement obligations as of the measurement date, 2) differences between the expected and the actual return on plan assets, 3) changes in demographic assumptions, including mortality, and 4) participant experience different from demographic assumptions.
The Company also changed its policy for recognizing expected returns on plan assets by eliminating the permitted accounting practice allowing the five-year smoothing of equity returns and moving to an unadjusted fair value method.
The Company believes that immediately recognizing remeasurement of projected benefit obligation and plan assets in earnings is preferable as it provides greater transparency of the Company’s economic obligations in accounting results and better aligns with fair value accounting principles by recognizing the effects of economic and interest rate changes on pension and other postretirement plan assets and liabilities in the year in which the gains and losses are incurred. These changes have been applied on a retrospective basis and as of January 1, 2018 resulted in a cumulative effect decrease to retained income of $1.58 billion, with a corresponding offset to AOCI and had no impact on total shareholders’ equity.

8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Pension and other postretirement service cost, interest cost, expected return on plan assets and amortization of prior service credits are allocated to the Company’s reportable segments. The pension and other postretirement remeasurement gains and losses are now reported in the Corporate and Other segment.

The impacts of the adjustments on the financial statements are summarized in the following tables.

Condensed Consolidated Statements of Operations (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions, except per share data)	Three months ended March 31, 2019
Property and casualty insurance claims and claims expense	$5,829	$(9)	$5,820
Operating costs and expenses	1,388	(8)	1,380
Pension and other postretirement remeasurement gains and losses	—	15	15
Restructuring and related charges	22	(4)	18
Total costs and expenses	9,377	(6)	9,371
Income from operations before income tax expense	1,614	6	1,620
Income tax expense	327	1	328
Net income	1,287	5	1,292
Net income applicable to common shareholders	$1,256	$5	$1,261

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$3.78	$0.01	$3.79
Net income applicable to common shareholders per common share - Diluted	$3.72	$0.02	$3.74

Condensed Consolidated Statements of Operations (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions, except per share data)	Three months ended March 31, 2018
Property and casualty insurance claims and claims expense	$5,149	$(20)	$5,129
Operating costs and expenses	1,333	(30)	1,303
Pension and other postretirement remeasurement gains and losses	—	14	14
Restructuring and related charges	22	(3)	19
Total costs and expenses	8,547	(39)	8,508
Income from operations before income tax expense	1,224	39	1,263
Income tax expense	249	8	257
Net income	975	31	1,006
Net income applicable to common shareholders	$946	$31	$977

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$2.67	$0.09	$2.76
Net income applicable to common shareholders per common share - Diluted	$2.63	$0.08	$2.71

Condensed Consolidated Statements of Comprehensive Income (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	Three months ended March 31, 2019
Net income	$1,287	$5	$1,292
Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	974	—	974
Unrealized foreign currency translation adjustments	7	(2)	5
Unrecognized pension and other postretirement benefit cost (1)	10	(22)	(12)
Other comprehensive income (loss), after-tax	991	(24)	967
Comprehensive income	$2,278	$(19)	$2,259
(1) Financial statement line item has been updated to “Unamortized pension and other postretirement prior service credit”.

First Quarter 2019 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions)	Three months ended March 31, 2018
Net income	$975	$31	$1,006
Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(565)	—	(565)
Unrealized foreign currency translation adjustments	(4)	2	(2)
Unrecognized pension and other postretirement benefit cost	23	(37)	(14)
Other comprehensive loss, after-tax	(546)	(35)	(581)
Comprehensive income	$429	$(4)	$425

Condensed Consolidated Statements of Financial Position (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	March 31, 2019
Deferred income taxes	$822	$(5)	$817
Other liabilities and accrued expenses	8,953	24	8,977
Total liabilities	92,397	19	92,416
Retained income	46,818	(1,670)	45,148
Unrealized foreign currency translation adjustments	(57)	13	(44)
Unrecognized pension and other postretirement benefit cost (1)	(1,481)	1,638	157
Total AOCI	(566)	1,651	1,085
Total shareholders’ equity	$23,437	$(19)	$23,418

Condensed Consolidated Statements of Financial Position (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions)	December 31, 2018
Retained income	$45,708	$(1,675)	$44,033
Unrealized foreign currency translation adjustments	(64)	15	(49)
Unrecognized pension and other postretirement benefit cost	(1,491)	1,660	169
Total AOCI	$(1,557)	$1,675	$118

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	Three months ended March 31, 2019
Retained income
Balance, beginning of period	$45,708	$(1,675)	$44,033
Cumulative effect of change in accounting principle	21	—	21
Net income	1,287	5	1,292
Dividends on common stock	(167)	—	(167)
Dividends on preferred stock	(31)	—	(31)
Balance, end of period	46,818	(1,670)	45,148

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,557)	1,675	118
Cumulative effect of change in accounting principle	—	—	—
Change in unrealized net capital gains and losses	974	—	974
Change in unrealized foreign currency translation adjustments	7	(2)	5
Change in unrecognized pension and other postretirement benefit cost (1)	10	(22)	(12)
Balance, end of period	(566)	1,651	1,085
Total shareholders’ equity	$23,437	$(19)	$23,418
(1) Financial statement line item has been updated to “Change in unamortized pension and other postretirement prior service credit”.

10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions)	Three months ended March 31, 2018
Retained income
Balance, beginning of period	$43,162	$(1,583)	$41,579
Cumulative effect of change in accounting principle	1,088	—	1,088
Net income	975	31	1,006
Dividends on common stock	(165)	—	(165)
Dividends on preferred stock	(29)	—	(29)
Balance, end of period	45,031	(1,552)	43,479

Accumulated other comprehensive income (loss)
Balance, beginning of period	306	1,583	1,889
Cumulative effect of change in accounting principle	(910)	—	(910)
Change in unrealized net capital gains and losses	(565)	—	(565)
Change in unrealized foreign currency translation adjustments	(4)	2	(2)
Change in unrecognized pension and other postretirement benefit cost	23	(37)	(14)
Balance, end of period	(1,150)	1,548	398
Total shareholders’ equity	$23,277	$(4)	$23,273

Condensed Consolidated Statements of Cash Flows (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	Three months ended March 31, 2019
Cash flows from operating activities
Net income	$1,287	$5	$1,292
Adjustments to reconcile net income to net cash provided by operating activities:
Pension and other postretirement remeasurement gains and losses	—	15	15
Income taxes	302	1	303
Other operating assets and liabilities	(389)	(21)	(410)
Net cash provided by operating activities	$714	$—	$714

Condensed Consolidated Statements of Cash Flows (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions)	Three months ended March 31, 2018
Cash flows from operating activities
Net income	$975	$31	$1,006
Adjustments to reconcile net income to net cash provided by operating activities:
Pension and other postretirement remeasurement gains and losses	—	14	14
Income taxes	181	8	189
Other operating assets and liabilities	(318)	(53)	(371)
Net cash provided by operating activities	$626	$—	$626

First Quarter 2019 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Note 2	Earnings per Common Share
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

Computation of basic and diluted earnings per common share
($ in millions, except per share data)	Three months ended March 31,
	2019	2018
Numerator:
Net income	$1,292	$1,006
Less: Preferred stock dividends	31	29
Net income applicable to common shareholders	$1,261	$977

Denominator:
Weighted average common shares outstanding	332.6	354.1
Effect of dilutive potential common shares:
Stock options	3.1	4.1
Restricted stock units (non-participating) and performance stock awards	1.8	1.7
Weighted average common and dilutive potential common shares outstanding	337.5	359.9

Earnings per common share - Basic	$3.79	$2.76
Earnings per common share - Diluted	$3.74	$2.71

The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.

Options to purchase 4.0 million and 1.0 million Allstate common shares were outstanding for the three month periods ended March 31, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per common share under the treasury stock method.

Note 3	Acquisitions
iCracked On February 12, 2019, the Company acquired iCracked Inc. (“iCracked”) which offers on-site, on-demand repair services for smartphones and tablets in North America, supporting SquareTrade’s operations. In conjunction with the iCracked acquisition, the Company recorded goodwill of $17 million.
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
In connection with the InfoArmor acquisition, the Company recorded goodwill of $318 million and intangible assets of $257 million. The intangible assets include $225 million and $32 million related to acquired customer relationships and technology, respectively.

12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 4	Reportable Segments
Change in accounting principle
As discussed in Note 1, the Company changed its accounting principle for recognizing actuarial gains and losses and expected return on plan assets for its pension and other postretirement plans to a more preferable policy under U.S. GAAP. Under the new principle, remeasurement of projected benefit obligation and plan assets are immediately recognized through earnings and are referred to as pension and other postretirement remeasurement gains and losses on the Condensed Consolidated Statements of Operations. This change has been applied on a retrospective basis. See Note 1 for further information regarding the impact of the change in accounting principle on the consolidated financial statements.
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
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses (“losses”), amortization of DAC, operating costs and expenses, amortization of purchased intangible assets and restructuring and related charges as determined using GAAP.
Adjusted net income is net income applicable to common shareholders, excluding:

• Realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in adjusted net income

• Pension and other postretirement remeasurement gains and losses, after-tax
• Valuation changes on embedded derivatives not hedged, after-tax
• Amortization of DAC and DSI, to the extent they resulted from the recognition of certain realized capital gains and losses or valuation changes on embedded derivatives not hedged, after-tax
• Business combination expenses and the amortization of purchased intangible assets, after-tax
• Gain (loss) on disposition of operations, after-tax
• Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years

First Quarter 2019 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended March 31,
	2019	2018
Property-Liability
Insurance premiums
Auto	$5,930	$5,591
Homeowners	1,935	1,848
Other personal lines	459	444
Commercial lines	183	136
Allstate Protection	8,507	8,019
Discontinued Lines and Coverages	—	—
Total property-liability insurance premiums	8,507	8,019
Other revenue	176	174
Net investment income	291	337
Realized capital gains and losses	497	(95)
Total Property-Liability	9,471	8,435

Service Businesses
Consumer product protection plans	145	123
Roadside assistance	63	64
Finance and insurance products	87	80
Intersegment premiums and service fees (1)	33	29
Other revenue	47	16
Net investment income	9	5
Realized capital gains and losses	8	(4)
Total Service Businesses	392	313

Allstate Life
Traditional life insurance premiums	154	146
Interest-sensitive life insurance contract charges	183	181
Other revenue	27	26
Net investment income	127	122
Realized capital gains and losses	(5)	(3)
Total Allstate Life	486	472

Allstate Benefits
Traditional life insurance premiums	9	9
Accident and health insurance premiums	250	248
Interest-sensitive life insurance contract charges	29	29
Net investment income	19	19
Realized capital gains and losses	4	(2)
Total Allstate Benefits	311	303

Allstate Annuities
Fixed annuities contract charges	3	3
Net investment income	190	290
Realized capital gains and losses	156	(29)
Total Allstate Annuities	349	264

Corporate and Other
Net investment income	12	13
Realized capital gains and losses	2	(1)
Total Corporate and Other	14	12

Intersegment eliminations (1)	(33)	(29)
Consolidated revenues	$10,990	$9,770

(1) Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in the condensed consolidated financial statements.

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended March 31,
($ in millions)	2019	2018
Property-Liability
Allstate Protection	$703	$1,008
Discontinued Lines and Coverages	(3)	(3)
Total underwriting income	700	1,005
Net investment income	291	337
Income tax expense on operations	(202)	(277)
Realized capital gains and losses, after-tax	393	(75)
Property-Liability net income applicable to common shareholders	1,182	990

Service Businesses
Adjusted net income (loss)	11	(3)
Realized capital gains and losses, after-tax	7	(3)
Amortization of purchased intangible assets, after-tax	(24)	(16)
Service Businesses net loss applicable to common shareholders	(6)	(22)

Allstate Life
Adjusted net income	73	71
Realized capital gains and losses, after-tax	(4)	(2)
DAC and DSI amortization related to realized capital gains and losses, after-tax	(2)	(2)
Allstate Life net income applicable to common shareholders	67	67

Allstate Benefits
Adjusted net income	31	29
Realized capital gains and losses, after-tax	3	(2)
Allstate Benefits net income applicable to common shareholders	34	27

Allstate Annuities
Adjusted net (loss) income	(25)	35
Realized capital gains and losses, after-tax	124	(23)
Valuation changes on embedded derivatives not hedged, after-tax	(3)	4
Gain on disposition of operations, after-tax	1	1
Allstate Annuities net income applicable to common shareholders	97	17

Corporate and Other
Adjusted net loss	(103)	(90)
Realized capital gains and losses, after-tax	1	(1)
Pension and other postretirement remeasurement gains and losses, after-tax	(11)	(11)
Corporate and Other net loss applicable to common shareholders	(113)	(102)

Consolidated net income applicable to common shareholders	$1,261	$977
First Quarter 2019 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
March 31, 2019
U.S. government and agencies	$3,775	$119	$(2)	$3,892
Municipal	8,879	393	(8)	9,264
Corporate	41,943	998	(242)	42,699
Foreign government	732	21	(1)	752
Asset-backed securities (“ABS”)	1,060	7	(9)	1,058
Residential mortgage-backed securities (“RMBS”)	354	89	(1)	442
Commercial mortgage-backed securities (“CMBS”)	67	7	(1)	73
Redeemable preferred stock	21	1	—	22
Total fixed income securities	$56,831	$1,635	$(264)	$58,202

December 31, 2018
U.S. government and agencies	$5,386	$137	$(6)	$5,517
Municipal	8,963	249	(43)	9,169
Corporate	40,536	490	(890)	40,136
Foreign government	739	13	(5)	747
ABS	1,049	6	(10)	1,045
RMBS	377	89	(2)	464
CMBS	63	8	(1)	70
Redeemable preferred stock	21	1	—	22
Total fixed income securities	$57,134	$993	$(957)	$57,170

Scheduled maturities for fixed income securities
($ in millions)	As of March 31, 2019
	Amortized cost	Fair value
Due in one year or less	$3,309	$3,324
Due after one year through five years	26,701	26,996
Due after five years through ten years	16,622	16,946
Due after ten years	8,718	9,363
	55,350	56,629
ABS, RMBS and CMBS	1,481	1,573
Total	$56,831	$58,202

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended March 31,
	2019	2018
Fixed income securities	$538	$508
Equity securities	30	34
Mortgage loans	53	51
Limited partnership interests	9	180
Short-term investments	26	12
Other	63	66
Investment income, before expense	719	851
Investment expense	(71)	(65)
Net investment income	$648	$786

Realized capital gains (losses) by asset type
($ in millions)	Three months ended March 31,
	2019	2018
Fixed income securities	$64	$(43)
Equity securities	553	(93)
Limited partnership interests	72	10
Derivatives	(46)	(8)
Other	19	—
Realized capital gains and losses	$662	$(134)

Realized capital gains (losses) by transaction type
($ in millions)	Three months ended March 31,
	2019	2018
Impairment write-downs	$(14)	$(1)
Change in intent write-downs	—	—
Net OTTI losses recognized in earnings	(14)	(1)
Sales	95	(42)
Valuation of equity investments (1)	627	(83)
Valuation and settlements of derivative instruments	(46)	(8)
Realized capital gains and losses	$662	$(134)

(1)	Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.
Sales of fixed income securities resulted in gross gains of $126 million and $45 million and gross losses of $60 million and $87 million during the three months ended March 31, 2019 and March 31, 2018, respectively.
The following table presents the net pre-tax appreciation (decline) during 2019 and 2018 of equity securities and limited partnership interests carried at fair value still held as of March 31, 2019 and March 31, 2018 recognized in net income.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended March 31,
	2019	2018
Equity securities	$496	$(49)
Limited partnership interests carried at fair value	(33)	78
Total	$463	$29

First Quarter 2019 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

OTTI losses by asset type
($ in millions)	Three months ended			Three months ended
	March 31, 2019			March 31, 2018
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	(2)	2	—	—	—	—
ABS	(2)	1	(1)	—	—	—
RMBS	—	(1)	(1)	—	—	—
CMBS	—	—	—	—	(1)	(1)
Total fixed income securities	(4)	2	(2)	—	(1)	(1)
Limited partnership interests	(1)	—	(1)	—	—	—
Other	(11)	—	(11)	—	—	—
OTTI losses	$(16)	$2	$(14)	$—	$(1)	$(1)

OTTI losses included in AOCI at the time of impairment for fixed income securities which were not included in earnings
($ in millions)	March 31, 2019	December 31, 2018
Municipal	$(5)	$(5)
Corporate	(3)	(2)
ABS	(11)	(10)
RMBS	(64)	(67)
CMBS	(2)	(2)
Total	$(85)	$(86)

The amounts exclude $178 million and $180 million as of March 31, 2019 and December 31, 2018, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

Rollforward of the cumulative credit losses recognized in earnings for fixed income securities held as of March 31,
($ in millions)	Three months ended March 31,
	2019	2018
Beginning balance	$(204)	$(226)
Additional credit loss for securities previously other-than-temporarily impaired	(2)	(1)
Reduction in credit loss for securities disposed or collected	4	15
Ending balance	$(202)	$(212)

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

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2019		Gains	Losses
Fixed income securities	$58,202	$1,635	$(264)	$1,371
Short-term investments	4,157	—	—	—
Derivative instruments	—	—	(3)	(3)
Unrealized net capital gains and losses, pre-tax				1,368
Amounts recognized for:
Insurance reserves (1)				(8)
DAC and DSI (2)				(124)
Amounts recognized				(132)
Deferred income taxes				(264)
Unrealized net capital gains and losses, after-tax				$972

(1)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at lower interest rates, resulting in a premium deficiency. This adjustment primarily relates to structured settlement annuities with life contingencies (a type of immediate fixed annuities).

(2)
The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2018		Gains	Losses
Fixed income securities	$57,170	$993	$(957)	$36
Short-term investments	3,027	—	—	—
Derivative instruments	—	—	(3)	(3)
Unrealized net capital gains and losses, pre-tax				33
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(33)
Amounts recognized				(33)
Deferred income taxes				(2)
Unrealized net capital gains and losses, after-tax				$(2)

Change in unrealized net capital gains (losses)
($ in millions)	Three months ended March 31, 2019
Fixed income securities	$1,335
Derivative instruments	—
Total	1,335
Amounts recognized for:
Insurance reserves	(8)
DAC and DSI	(91)
Amounts recognized	(99)
Deferred income taxes	(262)
Increase in unrealized net capital gains and losses, after-tax	$974

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

First Quarter 2019 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

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

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2019
Fixed income securities
U.S. government and agencies	9	$112	$—	39	$259	$(2)	$(2)
Municipal	102	208	—	600	742	(8)	(8)
Corporate	304	3,249	(42)	807	10,382	(200)	(242)
Foreign government	—	—	—	11	218	(1)	(1)
ABS	36	283	(4)	34	146	(5)	(9)
RMBS	81	12	—	194	49	(1)	(1)
CMBS	4	11	(1)	1	—	—	(1)
Total fixed income securities	536	$3,875	$(47)	1,686	$11,796	$(217)	$(264)
Investment grade fixed income securities	404	$3,077	$(22)	1,550	$10,853	$(170)	$(192)
Below investment grade fixed income securities	132	798	(25)	136	943	(47)	(72)
Total fixed income securities	536	$3,875	$(47)	1,686	$11,796	$(217)	$(264)

December 31, 2018
Fixed income securities
U.S. government and agencies	11	$55	$—	38	$364	$(6)	$(6)
Municipal	943	1,633	(10)	1,147	1,554	(33)	(43)
Corporate	1,735	19,243	(543)	645	8,374	(347)	(890)
Foreign government	7	20	(1)	27	412	(4)	(5)
ABS	64	454	(5)	28	161	(5)	(10)
RMBS	166	30	—	195	52	(2)	(2)
CMBS	3	7	—	2	—	(1)	(1)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,930	$21,442	$(559)	2,082	$10,917	$(398)	$(957)
Investment grade fixed income securities	2,348	$17,485	$(331)	2,021	$10,626	$(360)	$(691)
Below investment grade fixed income securities	582	3,957	(228)	61	291	(38)	(266)
Total fixed income securities	2,930	$21,442	$(559)	2,082	$10,917	$(398)	$(957)

As of March 31, 2019, $231 million of the $264 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $231 million, $179 million are related to unrealized losses on investment grade fixed income securities. Of the remaining $52 million, $21 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized

20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.
As of March 31, 2019, the remaining $33 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost. Investment grade fixed income securities comprising $13 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $33 million, $20 million are related to below investment grade fixed income securities. Of these amounts, $2 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2019.
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
As of March 31, 2019, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.

Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of March 31, 2019 and December 31, 2018, the carrying value of equity method of accounting limited partnerships totaled $5.76 billion and $5.73 billion, respectively, and limited partnerships carried at fair value totaled $1.74 billion and $1.78 billion, respectively.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2019.
Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on mortgage loans on non-accrual status are generally recorded as a reduction of carrying value.
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

Carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution
($ in millions)	March 31, 2019			December 31, 2018
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$22	$31	$53	$6	$31	$37
1.0 - 1.25	256	—	256	273	—	273
1.26 - 1.50	1,157	—	1,157	1,192	—	1,192
Above 1.50	3,110	101	3,211	3,063	101	3,164
Total non-impaired mortgage loans	$4,545	$132	$4,677	$4,534	$132	$4,666

First Quarter 2019 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

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

Net carrying value of impaired mortgage loans
($ in millions)	March 31, 2019	December 31, 2018
Impaired mortgage loans with a valuation allowance	$4	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$4
Valuation allowance on impaired mortgage loans	$3	$3

The valuation allowance on impaired loans had no activity for the three months ended March 31, 2019 and 2018. The average balance of impaired loans was $4 million for both the three months ended March 31, 2019 and 2018.

Payments on all mortgage loans were current as of March 31, 2019 and December 31, 2018.

Short-term investments
Short-term investments, including commercial paper, money market funds, U.S. Treasury bills and other short-term investments, are carried at fair value. As of March 31, 2019 and December 31, 2018, the fair value of short-term investments totaled $4.16 billion and $3.03 billion, respectively.

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

Other investments by asset type
($ in millions)	March 31, 2019	December 31, 2018
Bank loans	$1,300	$1,350
Policy loans	885	891
Real estate	776	791
Agent loans	639	620
Derivatives and other	186	200
Total	$3,786	$3,852

Note 6	Fair Value of Assets and Liabilities
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

22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

First Quarter 2019 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

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

24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a non-recurring basis
Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral less costs to sell. Bank loans written-down to fair value are valued based on broker quotes from brokers familiar with the loans and current market conditions or based on internal valuation models.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of March 31, 2019, the Company has commitments to invest $635 million in these limited partnership interests.

First Quarter 2019 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of March 31, 2019
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$3,498	$394	$—		$3,892
Municipal	—	9,196	68		9,264
Corporate - public	—	30,982	90		31,072
Corporate - privately placed	—	11,537	90		11,627
Foreign government	—	752	—		752
ABS - CDO	—	250	6		256
ABS - consumer and other	—	721	81		802
RMBS	—	442	—		442
CMBS	—	38	35		73
Redeemable preferred stock	—	22	—		22
Total fixed income securities	3,498	54,334	370		58,202
Equity securities	5,149	350	303		5,802
Short-term investments	1,981	2,136	40		4,157
Other investments: Free-standing derivatives	—	124	1	$(27)	98
Separate account assets	3,050	—	—		3,050
Other assets	1	—	—		1
Total recurring basis assets	13,679	56,944	714	(27)	71,310
Non-recurring basis (1)	—	—	39		39
Total assets at fair value	$13,679	$56,944	$753	$(27)	$71,349
% of total assets at fair value	19.2%	79.8%	1.0%	—%	100.0%

Investments reported at NAV					1,738
Total					$73,087

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(251)		$(251)
Other liabilities: Free-standing derivatives	(2)	(51)	—	$7	(46)
Total recurring basis liabilities	$(2)	$(51)	$(251)	$7	$(297)
% of total liabilities at fair value	0.7%	17.2%	84.5%	(2.4)%	100.0%
(1) Includes $3 million of limited partnerships and $36 million of bank loans written-down to fair value in connection with recognizing OTTI impairments.

26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of December 31, 2018
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$5,085	$432	$—		$5,517
Municipal	—	9,099	70		9,169
Corporate - public	—	29,200	70		29,270
Corporate - privately placed	—	10,776	90		10,866
Foreign government	—	747	—		747
ABS - CDO	—	263	6		269
ABS - consumer and other	—	713	63		776
RMBS	—	464	—		464
CMBS	—	44	26		70
Redeemable preferred stock	—	22	—		22
Total fixed income securities	5,085	51,760	325		57,170
Equity securities	4,364	331	341		5,036
Short-term investments	1,338	1,659	30		3,027
Other investments: Free-standing derivatives	—	139	1	$(23)	117
Separate account assets	2,805	—	—		2,805
Other assets	2	—	—		2
Total recurring basis assets	$13,594	$53,889	$697	$(23)	$68,157
% of total assets at fair value	19.9%	79.1%	1.0%	—%	100.0%

Investments reported at NAV					1,779
Total					$69,936
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(224)		$(224)
Other liabilities: Free-standing derivatives	(1)	(62)	—	$6	(57)
Total recurring basis liabilities	$(1)	$(62)	$(224)	$6	$(281)
% of total liabilities at fair value	0.3%	22.1%	79.7%	(2.1)%	100.0%

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2019
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(220)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%

December 31, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(185)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2019 and December 31, 2018, Level 3 fair value measurements of fixed income securities total $370 million and $325 million, respectively, and include $127 million and $105 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $41 million and $44 million, respectively, of municipal fixed income securities that are not rated by third party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third party credit rating agencies would result in a higher (lower) fair value.

First Quarter 2019 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities at fair value during the three month period ended March 31, 2019
	Balance as of December 31, 2018	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$70	$—	$1	$—	$—
Corporate - public	70	—	1	—	—
Corporate - privately placed	90	(2)	2	15	—
ABS - CDO	6	—	—	—	—
ABS - consumer and other	63	—	—	—	(47)
CMBS	26	—	—	3	—
Total fixed income securities	325	(2)	4	18	(47)
Equity securities	341	28	—	—	—
Short-term investments	30	—	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$697	$26	$4	$18	$(47)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(224)	$(28)	$—	$—	$—
Total recurring Level 3 liabilities	$(224)	$(28)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2019
Assets
Fixed income securities:
Municipal	$—	$(2)	$—	$(1)	$68
Corporate - public	20	—	—	(1)	90
Corporate - privately placed	—	(13)	—	(2)	90
ABS - CDO	—	—	—	—	6
ABS - consumer and other	78	(10)	—	(3)	81
CMBS	6	—	—	—	35
Total fixed income securities	104	(25)	—	(7)	370
Equity securities	2	(68)	—	—	303
Short-term investments	10	—	—	—	40
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$116	$(93)	$—	$(7)	$714
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(251)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(251)

(1)
The effect to net income totals $(2) million and is reported in the Condensed Consolidated Statements of Operations as follows: $26 million in realized capital gains and losses, $(36) million in interest credited to contractholder funds and $8 million in life contract benefits.

(2)	Comprises $1 million of assets.

28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities at fair value during the three month period ended March 31, 2018
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
Transfers between level categorizations may occur due to changes in the availability of market observable inputs, which generally are caused by changes in market conditions such as liquidity, trading volume or bid-ask spreads. Transfers between level categorizations may also occur due to changes in the valuation source, including situations where a fair value quote is not provided by the Company’s independent third-party valuation service provider resulting in the price becoming stale or replaced with a broker quote whose inputs have not been corroborated to be market observable. This situation will result in the transfer of a security into Level 3. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. Therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the Level 3 rollforward table.
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 or 2018.

First Quarter 2019 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three months ended March 31, 2019 and 2018 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.

Transfers out of Level 3 during the three months ended March 31, 2019 and 2018 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income for Level 3 assets and liabilities held as of March 31,
($ in millions)	Three months ended March 31,
	2019	2018
Assets
Equity securities	$4	$2
Total recurring Level 3 assets	$4	$2
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(28)	$23
Total recurring Level 3 liabilities	$(28)	$23

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was held and determined to be in Level 3. These gains and losses result in $(24) million of net income for the three months ended March 31, 2019 and are reported as follows: $4 million in realized capital gains and losses, $8 million in life contract benefits and

$(36) million in interest credited to contractholder funds. These gains and losses result in $25 million of net income for the three months ended March 31, 2018 and are reported as follows: $2 million in realized capital gains and losses, $19 million in interest credited to contractholder funds and $4 million in life contract benefits.
Financial assets

Carrying values and fair value estimates of financial instruments not carried at fair value
($ in millions)		March 31, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	Level 3	$4,681	$4,787	$4,670	$4,703
Bank loans	Level 3	1,300	1,271	1,350	1,298
Agent loans	Level 3	639	639	620	617

Financial liabilities

Carrying values and fair value estimates of financial instruments not carried at fair value
($ in millions)		March 31, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	Level 3	$9,015	$9,626	$9,250	$9,665
Long-term debt	Level 2	6,453	6,985	6,451	6,708
Liability for collateral	Level 2	1,973	1,973	1,458	1,458

30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 7	Derivative Financial Instruments
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
When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The Company designates certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item. The fair value of hedged liability is reported in contractholder funds in the Condensed Consolidated Statements of Financial Position. The impact from results of the fair value hedge is reported in interest credited to contractholder funds in the Condensed Consolidated Statements of Operations.
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

First Quarter 2019 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.
The Company had one derivative used in fair value hedging relationships for the three months ended March 31, 2019 and 2018. The Company had no derivatives used in cash flow hedging relationships for the three months ended March 31, 2019 and had one foreign currency contract designated as a cash flow hedge during the three months ended March 31, 2018. Losses deferred in AOCI on foreign currency derivatives during the term of the cash flow hedge were $3 million and $1 million as of March 31, 2019 and 2018, respectively. Amortization of net losses from AOCI is expected to be less than $1 million during the next twelve months.

Summary of the volume and fair value positions of derivative instruments as of March 31, 2019
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$3	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	4	n/a	—	—	—
Futures	Other assets	—	1,025	—	—	—
Equity and index contracts
Options	Other investments	—	7,040	95	95	—
Futures	Other assets	—	1,615	1	1	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	3	n/a	—	—	—
Total return swap agreements – equity index	Other investments	93	n/a	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	229	n/a	9	10	(1)
Credit default contracts
Credit default swaps – buying protection	Other investments	112	n/a	(2)	2	(4)
Credit default swaps – selling protection	Other investments	8	n/a	—	—	—
Total asset derivatives		$452	9,680	$104	$109	$(5)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swaption agreements	Other liabilities & accrued expenses	$10	n/a	$—	$—	$—
Interest rate cap agreements	Other liabilities & accrued expenses	32	n/a	1	1	—
Futures	Other liabilities & accrued expenses	—	2,510	(1)	—	(1)
Equity and index contracts
Options	Other liabilities & accrued expenses	—	5,090	(33)	—	(33)
Futures	Other liabilities & accrued expenses	—	869	(1)	—	(1)
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	17	n/a	1	1	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	334	n/a	12	14	(2)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	179	n/a	(19)	—	(19)
Guaranteed withdrawal benefits	Contractholder funds	221	n/a	(12)	—	(12)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,778	n/a	(220)	—	(220)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	623	n/a	(10)	1	(11)
Credit default swaps – selling protection	Other liabilities & accrued expenses	1	n/a	—	—	—
Total liability derivatives		3,195	8,469	(282)	$17	$(299)
Total derivatives		$3,647	18,149	$(178)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2018
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$6	n/a	$—	$—	$—
Futures	Other assets	—	1,330	1	1	—
Equity and index contracts
Options	Other investments	—	11,131	115	115	—
Futures	Other assets	—	1,453	1	1	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	7	n/a	—	—	—
Total return swap agreements – equity index	Other investments	61	n/a	(2)	—	(2)
Foreign currency contracts
Foreign currency forwards	Other investments	258	n/a	10	11	(1)
Credit default contracts
Credit default swaps – buying protection	Other investments	136	n/a	(1)	2	(3)
Other contracts
Other	Other assets	2	n/a	—	—	—
Total asset derivatives		$470	13,914	$124	$130	$(6)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$31	n/a	$1	$1	$—
Futures	Other liabilities & accrued expenses	—	1,300	(1)	—	(1)
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	10,956	(50)	—	(50)
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	38	n/a	(1)	—	(1)
Total return swap agreements – equity index	Other liabilities & accrued expenses	71	n/a	(4)	—	(4)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	341	n/a	10	11	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	169	n/a	(25)	—	(25)
Guaranteed withdrawal benefits	Contractholder funds	210	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,770	n/a	(185)	—	(185)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	40	n/a	—	—	—
Credit default swaps – selling protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Total liability derivatives		2,675	12,256	(269)	$12	$(281)
Total derivatives		$3,145	26,170	$(145)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

First Quarter 2019 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2019
Asset derivatives	$29	$(22)	$(5)	$2	$—	$2
Liability derivatives	(8)	22	(15)	(1)	—	(1)

December 31, 2018
Asset derivatives	$25	$(18)	$(5)	$2	$—	$2
Liability derivatives	(12)	18	(12)	(6)	—	(6)

(1)	All OTC derivatives are subject to enforceable master netting agreements.

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2019
Interest rate contracts	$7	$—	$—	$—	$7
Equity and index contracts	(71)	—	31	21	(19)
Embedded derivative financial instruments	—	8	(35)	—	(27)
Foreign currency contracts	5	—	—	—	5
Credit default contracts	(4)	—	—	—	(4)
Total return swaps - fixed income	2	—	—	—	2
Total return swaps - equity	15	—	—	—	15
Total	$(46)	$8	$(4)	$21	$(21)

Three months ended March 31, 2018
Equity and index contracts	$(2)	$—	$(4)	$(3)	$(9)
Embedded derivative financial instruments	—	4	20	—	24
Foreign currency contracts	(7)	—	—	1	(6)
Credit default contracts	1	—	—	—	1
Total	$(8)	$4	$16	$(2)	$10

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of March 31, 2019, counterparties pledged $21 million in collateral to the Company, and the Company pledged $1 million in collateral to counterparties under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of March 31, 2019, the Company pledged $136 million in the form of margin deposits.

34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	March 31, 2019				December 31, 2018
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	4	$748	$21	$1	3	$643	$19	$1
A	1	116	1	1	2	121	1	—
Total	5	$864	$22	$2	5	$764	$20	$1

(1)	Allstate uses the lower of S&P’s or Moody’s long term debt issuer ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	As of March 31, 2019	As of December 31, 2018
Gross liability fair value of contracts containing credit-risk-contingent features	$8	$11
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(7)	(5)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(1)	(2)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$4

Note 8	Reserve for Property and Casualty Insurance Claims and Claims Expense
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

Because reserves are estimates of unpaid portions of losses that have occurred, including incurred but not reported (“IBNR”) losses, the establishment of appropriate reserves, including reserves for catastrophes, Discontinued Lines and Coverages and reinsurance and indemnification recoverables, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates. The highest degree of uncertainty is associated with reserves for losses incurred in the current reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve

First Quarter 2019 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

estimates, which may be material, are reported in property and casualty insurance claims and claims expense in the Condensed Consolidated Statements of Operations in the period such changes are determined.
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
Allstate’s reserves for asbestos claims were $847 million and $866 million, net of recoverables of $389 million and $400 million, as of March 31, 2019 and December 31, 2018, respectively. Reserves for environmental claims were $167 million and $170 million, net of recoverables of $39 million and $39 million, as of March 31, 2019 and December 31, 2018, respectively.

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Three months ended March 31,
($ in millions)	2019	2018
Balance as of January 1	$27,423	$26,325
Less recoverables (1)	(7,155)	(6,471)
Net balance as of January 1	20,268	19,854
Incurred claims and claims expense related to:
Current year	5,808	5,180
Prior years	12	(51)
Total incurred	5,820	5,129
Claims and claims expense paid related to:
Current year	(2,270)	(2,240)
Prior years	(3,294)	(3,115)
Total paid	(5,564)	(5,355)
Net balance as of March 31	20,524	19,628
Plus recoverables	7,020	6,487
Balance as of March 31	$27,544	$26,115

(1) Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the period. This expense includes losses from catastrophes of $680 million and $361 million in the three months ended March 31, 2019 and 2018, respectively, net of recoverables. Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
During the three months ended March 31, 2019, incurred claims and claims expense included $12 million of unfavorable prior year reserve reestimates, decreasing net income. This $12 million unfavorable prior year reserve reestimates included $53 million of unfavorable prior year reserve reestimates related to catastrophes, partially offset by favorable prior year reserve reestimates excluding catastrophes of $41 million.

Favorable prior year reserve reestimates excluding catastrophes is comprised of net decreases in reserves of $55 million, primarily due to continued favorable personal lines auto injury coverage development, offset by net increases of $14 million, related to homeowner, commercial lines and discontinued lines and coverages of $7 million, $5 million and $2 million, respectively. Unfavorable catastrophe loss reestimates of $53 million, net of recoverables, included $46 million of unfavorable reestimates related to homeowners and $7 million of unfavorable reestimates, primarily related to other personal lines. The unfavorable catastrophe reestimates included $15 million of reinstatement reinsurance premiums incurred during the period related to the 2018 Camp Fire, which primarily impacted homeowners reestimates.

36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 9	Reinsurance

Effects of reinsurance ceded on property and casualty premiums earned and life premiums and contract charges
($ in millions)	Three months ended March 31,
	2019	2018
Property and casualty insurance premiums earned	$(260)	$(239)
Life premiums and contract charges	(63)	(72)

Effects of reinsurance ceded on property and casualty insurance claims and claims expense, life contract benefits and interest credited to contractholder funds
($ in millions)	Three months ended March 31,
	2019	2018
Property and casualty insurance claims and claims expense	$(91)	$(187)
Life contract benefits	(23)	(49)
Interest credited to contractholder funds	(3)	(4)

Reinsurance Recoverables As of March 31, 2019, the Company had $9.37 billion of reinsurance and indemnification recoverables, including $796 million of reinsurance recoverables for its life insurance business. Of the $796 million, the Company had $63 million of reinsurance recoverables, net of an allowance for estimated uncollectible amounts, related to a third party reinsurer Scottish Re (U.S.), Inc. On December 14, 2018, the Delaware Insurance Commissioner placed Scottish Re (U.S.), Inc. under regulatory supervision.  On March 6, 2019, the Chancery Court of the State of Delaware entered a Rehabilitation and Injunction Order

(the “Rehabilitation Order”) in response to a petition filed by the Insurance Commissioner (the “Petition”).  Pursuant to the Petition, it is expected that Scottish Re (U.S.), Inc. will submit a Plan of Rehabilitation within a 120-day period from the date of the Rehabilitation Order and will not make payments relating to the claims or losses of ceding insurers during this period. The Company continues to monitor Scottish Re (U.S.), Inc. for future developments and will reevaluate its allowance for uncollectible amounts as new information becomes available.

First Quarter 2019 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Note 10	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:

•	Employee - severance and relocation benefits

•	Exit - contract termination penalties

The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $18 million and $19 million during the three months ended March 31, 2019 and 2018, respectively. Restructuring expenses in 2019 primarily related to realignment of certain employees to centralized talent centers.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2018	$29	$15	$44
Expense incurred	16	—	16
Adjustments to liability	2	—	2
Payments	(11)	(4)	(15)
Restructuring liability as of March 31, 2019	$36	$11	$47

As of March 31, 2019, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and post-exit rent expenses totaled $96 million for employee costs and $8 million for exit costs.

38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 11	Guarantees and Contingent Liabilities
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
The aggregate liability balance related to all guarantees was not material as of March 31, 2019.
Regulation and compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, prescribe rules or guidelines on how affiliates compete in the marketplace, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agency and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, and otherwise expand overall regulation of insurance products and the insurance industry. In addition, the Company is subject to laws and regulations administered and enforced by federal agencies, international agencies, and other organizations, including but not limited to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, the U.S. Equal Employment Opportunity Commission, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
Legal and regulatory proceedings and inquiries
The Company and certain subsidiaries are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.

First Quarter 2019 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

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

40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection benefits. There are pending putative class actions and litigation involving individual plaintiffs. The Company is vigorously asserting both procedural and substantive defenses to these lawsuits.
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
The stockholder derivative actions described below are disclosed pursuant to SEC disclosure requirements for these types of matters. The putative class action alleging violations of the federal securities laws is disclosed because it involves similar allegations to those made in the stockholder derivative actions.
Biefeldt / IBEW Consolidated Action. Two separately filed stockholder derivative actions have been consolidated into a single proceeding that is pending in the Circuit Court for Cook County, Illinois, Chancery Division. The original complaint in the first-filed of those actions, Biefeldt v. Wilson, et al., was filed on August 3, 2017, in that court by a plaintiff alleging that she is a stockholder of the Company. On June 29, 2018, the court granted defendants’ motion to dismiss that complaint for failure to make a pre-suit demand on the Allstate board before instituting the suit, but granted the plaintiff permission to file an amended complaint. The original complaint in IBEW Local No. 98 Pension Fund v. Wilson, et al., was filed on April 12, 2018, in the same court by another plaintiff alleging to be a stockholder of the Company. After the court issued its dismissal decision in the Biefeldt action, the plaintiffs agreed to consolidate the two actions and filed a consolidated amended complaint naming the Company’s chairman, president and chief executive officer, its former president, and certain present or former members of the board of directors. In that complaint, the plaintiffs allege that the directors and officer defendants breached their fiduciary duties to the Company in connection with allegedly material misstatements or omissions concerning the Company’s automobile insurance claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015. The factual allegations are substantially similar to those at issue in In re The Allstate Corp. Securities Litigation. The plaintiffs further allege that a senior officer and several outside directors engaged in stock option exercises allegedly while in possession of material nonpublic information. The plaintiffs seek, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. Defendants moved to dismiss the consolidated complaint on September 24, 2018 for failure to make a demand on the Allstate board. The motion to dismiss was fully briefed as of December 10, 2018. The court heard argument on the motion on March 7, 2019 and continued the argument hearing to May 14, 2019.
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

First Quarter 2019 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

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

Plaintiffs’ further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification, which was fully briefed as of January 11, 2019. On September 12, 2018, the court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative. The amended complaint was filed the same day. On March 26, 2019, the court granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. On April 9, 2019, defendants filed with the 7th Circuit Court of Appeals a petition for permission to appeal this ruling pursuant to Federal Rule of Civil Procedure 23 (f).

42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 12	Benefit Plans
Change in accounting principle
As discussed in Note 1, the Company changed its accounting principle for recognizing actuarial gains and losses and expected return on plan assets for its pension and other postretirement plans to a more preferable policy under U.S. GAAP. Under the new principle, remeasurement of projected benefit obligation and plan assets are immediately recognized through earnings and are referred to as pension and other postretirement remeasurement gains and losses on the Condensed Consolidated Statements of Operations. This change has been applied on a retrospective basis. See Note 1 for further information regarding the impact of the change in accounting principle on the condensed consolidated financial statements.

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended March 31,
($ in millions)	2019	2018
Pension benefits
Service cost	$28	$28
Interest cost	65	61
Expected return on plan assets	(93)	(113)
Amortization of prior service credit	(14)	(14)
Costs and expenses	(14)	(38)
Remeasurement of projected benefit obligation	387	(190)
Remeasurement of plan assets	(391)	212
Remeasurement gains and losses	(4)	22
Total net benefit	$(18)	$(16)

Postretirement benefits
Service cost	$2	$2
Interest cost	4	4
Amortization of prior service credit	(1)	(5)
Costs and expenses	5	1
Remeasurement of projected benefit obligation	19	(8)
Remeasurement of plan assets	—	—
Remeasurement gains and losses	19	(8)
Total net cost (benefit)	$24	$(7)

First Quarter 2019 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

Note 13	Supplemental Cash Flow Information
Non-cash investing activities include $128 million and $18 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans and other investments for the three months ended March 31, 2019 and 2018, respectively.
Non-cash financing activities include $46 million and $27 million related to the issuance of Allstate common shares for vested equity awards for the three months ended March 31, 2019 and 2018, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $37 million for the three months ended

March 31, 2019. Non-cash operating activities include $502 million related to ROU assets obtained in exchange for lease obligations, including $488 million related to the adoption of new guidance related to accounting for leases, for the three months ended March 31, 2019.
Liabilities for collateral received in conjunction with the Company’s securities lending program and over-the-counter and cleared derivatives are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, as follows:

($ in millions)	Three months ended March 31,
	2019	2018
Net change in proceeds managed
Net change in fixed income securities	$60	$32
Net change in short-term investments	(575)	55
Operating cash flow (used) provided	$(515)	$87

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,458)	$(1,124)
Liabilities for collateral, end of period	(1,973)	(1,037)
Operating cash flow provided (used)	$515	$(87)

Note 14	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended March 31,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,287	$(273)	$1,014	$(740)	$155	$(585)
Less: reclassification adjustment of realized capital gains and losses	51	(11)	40	(25)	5	(20)
Unrealized net capital gains and losses	1,236	(262)	974	(715)	150	(565)
Unrealized foreign currency translation adjustments	6	(1)	5	(3)	1	(2)
Unamortized pension and other postretirement prior service credit arising during the period	—	—	—	—	—	—
Less: reclassification adjustment of prior service credit amortized into operating costs and expenses	15	(3)	12	19	(5)	14
Unamortized pension and other postretirement prior service credit	(15)	3	(12)	(19)	5	(14)
Other comprehensive income (loss)	$1,227	$(260)	$967	$(737)	$156	$(581)

44 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2019, the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for a change in the Company’s principles of accounting for recognizing pension and other postretirement benefit plan costs (not presented herein); and in our report dated February 15, 2019, we expressed an unqualified opinion on those consolidated financial statements (which report expresses an unmodified opinion and includes an emphasis-of-matter paragraph relating to a change in accounting principle for the recognition and measurement of financial assets and financial liabilities). We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2018 consolidated statement of financial position. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position in deriving the accompanying retrospectively adjusted condensed consolidated statement of financial position as of December 31, 2018.
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
Emphasis of a Matter
As discussed in Note 1 to the condensed consolidated financial statements, the Company elected to change its principles of accounting for recognizing pension and other postretirement benefit plan costs.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
May 1, 2019

First Quarter 2019 Form 10-Q 45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month Periods Ended March 31, 2019 and 2018
Overview
To achieve its goals in 2019, Allstate is focused on the following priorities:

• Better serve customers
• Achieve target economic returns on capital
• Grow customer base
• Proactively manage investments
• Build long-term growth platforms
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation annual report on Form 10-K for 2018. Further analysis of our insurance segments is provided in the Property-Liability Operations and Segment Results sections, including Allstate Protection, Discontinued Lines and Coverages, Service Businesses, Allstate Life, Allstate Benefits, and Allstate Annuities, of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which the chief operating decision maker reviews financial performance and makes decisions about the allocation of resources.

Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Discontinued Lines and Coverages segments and adjusted net income for the Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other segments.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization of purchased intangible assets and restructuring and related charges, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. Underwriting income is reconciled to net income applicable to common shareholders in the Property-Liability Operations section of Management’s Discussion and Analysis.
Adjusted net income is net income applicable to common shareholders, excluding:

•  Realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in adjusted net income

• Pension and other postretirement remeasurement gains and losses, after-tax
• Valuation changes on embedded derivatives not hedged, after-tax
• Amortization of DAC and deferred sales inducement costs (“DSI”), to the extent they resulted from the recognition of certain realized capital gains and losses or valuation changes on embedded derivatives not hedged, after-tax

• Business combination expenses and the amortization of purchased intangible assets, after-tax
• Gain (loss) on disposition of operations, after-tax
• Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years

Adjusted net income is reconciled to net income applicable to common shareholders in the Service Businesses, Allstate Life, Allstate Benefits and Allstate Annuities Segment sections of MD&A.

46 www.allstate.com

Highlights

Consolidated Net Income
($ in millions)

Consolidated net income applicable to common shareholders increased 29.1% in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by net realized capital gains in 2019 compared to net realized capital losses in 2018 and higher premiums earned, partially offset by higher losses, lower net investment income and higher distribution expenses from growth. The Property-Liability combined ratio was 91.8 in first quarter 2019 compared to 87.5 in first quarter 2018.

Total Revenue
($ in millions)

Total revenue increased 12.5% in the first quarter of 2019 compared to the first quarter of 2018, driven by net realized capital gains in 2019 compared to net realized capital losses in 2018 and a 5.9% increase in insurance premiums and contract charges, partially offset by decreased net investment income. Insurance premiums increased in the following segments: Allstate Protection (Allstate and Esurance brands), Service Businesses (SquareTrade and Allstate Dealer Services), Allstate Life and Allstate Benefits.

Net Investment Income
($ in millions)

Net investment income decreased in the first quarter of 2019 compared to the first quarter of 2018, due to lower performance-based investment results, mainly from limited partnerships, partially offset by higher market-based portfolio income.

First Quarter 2019 Form 10-Q 47

Segment Highlights
Allstate Protection underwriting income totaled $703 million in the first quarter of 2019, a 30.3% decrease from $1.01 billion in the first quarter of 2018, primarily due to higher catastrophe losses, claim severity and operating costs and expenses, partially offset by increased premiums earned and improved auto claim frequency.
Premiums written increased 6.2% to $8.33 billion in the first quarter of 2019, compared to the same period of 2018.
Service Businesses adjusted net income was $11 million in the first quarter of 2019 compared to an adjusted net loss of $3 million in the first quarter of 2018. The improvement was primarily due to higher premiums and improved loss experience at SquareTrade and Allstate Dealer Services, partially offset by higher rescue costs at Allstate Roadside Services.
Total revenues increased 25.2% to $392 million in the first quarter of 2019, compared to the first quarter of 2018, primarily due to SquareTrade’s growth through its U.S. retail and international distribution partners and the acquisitions of InfoArmor, PlumChoice and iCracked.
Net investment income increased $4 million in the first quarter of 2019, compared to the first quarter of 2018.

Allstate Life adjusted net income was $73 million in the first quarter of 2019 compared to $71 million in the first quarter of 2018, primarily due to higher premiums and contract charges and net investment income, partially offset by higher contract benefits and operating costs and expenses.
Premiums and contract charges increased 3.1% to $337 million in the first quarter of 2019, compared to the first quarter of 2018.
Allstate Benefits adjusted net income was $31 million in the first quarter of 2019 compared to $29 million in the first quarter of 2018, primarily due to lower contract benefits, partially offset by higher amortization of DAC.
Premiums and contract charges increased 0.7% to $288 million in the first quarter of 2019, compared to the same period of 2018.
Allstate Annuities adjusted net loss was $25 million in the first quarter of 2019 compared to adjusted net income of $35 million in the first quarter of 2018, primarily due to decreased net investment income, partially offset by lower contract benefits.
Net investment income decreased 34.5% to $190 million in the first quarter of 2019, compared to the first quarter of 2018, due to lower performance-based investment results.

48 www.allstate.com

Financial Highlights
iCracked On February 12, 2019, we acquired iCracked Inc. (“iCracked”), which offers on-site, on-demand repair services for smartphones and tablets in North America, supporting SquareTrade’s operations.
Investments totaled $84.12 billion as of March 31, 2019, increasing from $81.26 billion as of December 31, 2018.
Shareholders’ equity As of March 31, 2019, shareholders’ equity was $23.42 billion. This total included $2.34 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $63.59, an increase of 8.5% from $58.62 as of March 31, 2018, and an increase of 10.5% from $57.56 as of December 31, 2018.

Return on average common shareholders’ equity For the twelve months ended March 31, 2019, net income applicable to common shareholders’ return on the average of beginning and ending period common shareholders’ equity of 10.8% decreased by 7.1 points from 17.9% for the twelve months ended March 31, 2018, primarily due to lower net income applicable to common shareholders for the trailing twelve-month period ended March 31, 2019 and an increase in average common shareholders’ equity.
Change in accounting principle
We changed our accounting principle for recognizing actuarial gains and losses and expected return on plan assets for our pension and other postretirement plans to a more preferable policy under U.S. GAAP. Under the new principle, remeasurement of projected benefit obligation and plan assets are immediately recognized through earnings and are referred to as pension and other postretirement remeasurement gains and losses on the Condensed Consolidated Statements of Operations. This change has been applied on a retrospective basis. The following table provides a summary of the impacts of this change. See Note 1 of the condensed consolidated financial statements for further information regarding the impact of the change in accounting principle on our condensed consolidated financial statements.

Impact of pension and postretirement accounting change on selected financial data
($ in millions, except per share data and ratios)	Three months ended March 31, 2018
	As adjusted	Previously reported
Net income	$1,006	$975
Net income applicable to common shareholders	977	946
Net income applicable to common shareholders per common share - Basic	2.76	2.67
Net income applicable to common shareholders per common share - Diluted	2.71	2.63
Return on common shareholders’ equity	17.9%	16.6%
Property-Liability combined ratio	87.5	88.0

First Quarter 2019 Form 10-Q 49

Consolidated net income
	Three months ended March 31,
($ in millions)	2019	2018
Revenues
Property and casualty insurance premiums	$8,802	$8,286
Life premiums and contract charges	628	616
Other revenue	250	216
Net investment income	648	786
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(16)	—
OTTI losses reclassified to (from) other comprehensive income	2	(1)
Net OTTI losses recognized in earnings	(14)	(1)
Sales and valuation changes on equity investments and derivatives	676	(133)
Total realized capital gains and losses	662	(134)
Total revenues	10,990	9,770

Costs and expenses
Property and casualty insurance claims and claims expense	(5,820)	(5,129)
Life contract benefits	(497)	(504)
Interest credited to contractholder funds	(162)	(161)
Amortization of deferred policy acquisition costs	(1,364)	(1,273)
Operating costs and expenses	(1,380)	(1,303)
Pension and other postretirement remeasurement gains and losses	(15)	(14)
Amortization of purchased intangible assets	(32)	(22)
Restructuring and related charges	(18)	(19)
Interest expense	(83)	(83)
Total costs and expenses	(9,371)	(8,508)

Gain on disposition of operations	1	1
Income tax expense	(328)	(257)
Net income	1,292	1,006

Preferred stock dividends	(31)	(29)
Net income applicable to common shareholders	$1,261	$977

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
The table below includes GAAP operating ratios we use to measure our profitability. We believe that they enhance an investor’s understanding of our profitability. They are calculated as follows:

•	Loss ratio: the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.

•	Expense ratio: the ratio of amortization of DAC, operating costs and expenses, amortization of purchased intangible assets and restructuring and related charges, less other revenue to premiums earned.

•
Combined ratio: the ratio of claims and claims expense, amortization of DAC, operating costs and expenses, amortization of purchased intangible assets and restructuring and related charges, less other revenue to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned, or underwriting margin.

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

First Quarter 2019 Form 10-Q 51

Property-Liability Operations

Summarized financial data
	Three months ended March 31,
($ in millions, except ratios)	2019	2018
Premiums written	$8,327	$7,844

Revenues
Premiums earned	$8,507	$8,019
Other revenue	176	174
Net investment income	291	337
Realized capital gains and losses	497	(95)
Total revenues	9,471	8,435

Costs and expenses
Claims and claims expense	(5,730)	(5,038)
Amortization of DAC	(1,164)	(1,088)
Operating costs and expenses	(1,071)	(1,044)
Restructuring and related charges	(18)	(18)
Total costs and expenses	(7,983)	(7,188)

Income tax expense	(306)	(257)
Net income applicable to common shareholders	$1,182	$990

Underwriting income	$700	$1,005
Net investment income	291	337
Income tax expense on operations	(202)	(277)
Realized capital gains and losses, after-tax	393	(75)
Net income applicable to common shareholders	$1,182	$990

Catastrophe losses (1)	$680	$361

GAAP operating ratios
Claims and claims expense ratio	67.4	62.9
Expense ratio (2)	24.4	24.6
Combined ratio	91.8	87.5
Effect of catastrophe losses on combined ratio	8.0	4.5
Effect of prior year reserve reestimates on combined ratio (3)	0.2	(0.6)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.6	—
Effect of restructuring and related charges on combined ratio	0.2	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1

(1)
Prior year reserve reestimates included in catastrophe losses totaled $53 million unfavorable in the three months ended March 31, 2019, including $15 million of reinstatement reinsurance premiums incurred during the period related to the 2018 Camp Fire. Prior year reserve reestimates included in catastrophe losses totaled $4 million unfavorable in the three months ended March 31, 2018.

(2)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(3)	Prior year reserve reestimates totaled $12 million unfavorable and $51 million favorable in the three months ended March 31, 2019 and 2018, respectively.

52 www.allstate.com

Property-Liability Operations

Net investment income decreased 13.6% or $46 million to $291 million in the first quarter of 2019 from $337 million in the first quarter of 2018, due to lower performance-based investment results, primarily from limited partnerships, partially offset by higher market-based portfolio income. Performance-based results reflect lower asset appreciation related to private equity investments.

Net investment income
	Three months ended March 31,
($ in millions)	2019	2018
Fixed income securities	$259	$227
Equity securities	23	26
Mortgage loans	4	4
Limited partnership interests	6	84
Short-term investments	15	6
Other	26	29
Investment income, before expense	333	376
Investment expense (1) (2)	(42)	(39)
Net investment income	$291	$337

(1)
Investment expense includes $13 million of investee level expenses in both the first quarter of 2019 and 2018. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(2)
Investment expense includes $7 million and $2 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the first quarter of 2019 and 2018, respectively.

Realized capital gains and losses Net realized capital gains in the first quarter of 2019 related primarily to increased valuation of equity investments and gains on sales of fixed income securities and investments in real estate.

Realized capital gains and losses
($ in millions)	Three months ended March 31,
	2019	2018
Impairment write-downs	$(7)	$—
Change in intent write-downs	—	—
Net OTTI losses recognized in earnings	(7)	—
Sales	101	(35)
Valuation of equity investments (1)	453	(55)
Valuation and settlements of derivative instruments	(50)	(5)
Realized capital gains and losses, pre-tax	497	(95)
Income tax expense	(104)	20
Realized capital gains and losses, after-tax	$393	$(75)

(1)
2019 results include $390 million of appreciation of equity securities and $63 million of appreciation primarily related to certain limited partnerships where the underlying assets are predominately public equity securities.

First Quarter 2019 Form 10-Q 53

Segment Results Allstate Protection

Allstate Protection Segment

Underwriting results
	Three months ended March 31,
($ in millions)	2019	2018
Premiums written	$8,327	$7,844
Premiums earned	$8,507	$8,019
Other revenue	176	174
Claims and claims expense	(5,728)	(5,035)
Amortization of DAC	(1,164)	(1,088)
Other costs and expenses	(1,070)	(1,044)
Restructuring and related charges	(18)	(18)
Underwriting income	$703	$1,008
Catastrophe losses	$680	$361

Underwriting income (loss) by line of business
Auto	$510	$617
Homeowners	142	341
Other personal lines (1)	33	50
Commercial lines	7	(6)
Other business lines (2)	11	8
Answer Financial	—	(2)
Underwriting income	$703	$1,008

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)
Other business lines represent Ivantage, a general agency for Allstate exclusive agencies. Ivantage provides agencies a solution for their customers when coverage through Allstate brand underwritten products is not available.

Changes in underwriting results from prior year by component and by line of business (1)
	Three months ended March 31,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Underwriting income (loss) - prior period	$617	$479	$341	$79	$50	$30	$(6)	$(4)	$1,008	$594
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	339	204	87	32	15	13	47	11	488	260
Increase (decrease) other revenue	3	5	—	—	—	2	(1)	(1)	2	7
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(268)	(35)	(49)	(46)	8	(26)	(50)	5	(359)	(102)
Catastrophe losses, excluding reserve reestimates	(46)	51	(200)	344	(26)	23	2	2	(270)	420
Catastrophe reserve reestimates	(26)	20	(12)	(31)	(11)	9	—	2	(49)	—
Non-catastrophe reserve reestimates	(20)	(6)	(9)	(25)	(2)	6	16	(20)	(15)	(45)
Losses subtotal	(360)	30	(270)	242	(31)	12	(32)	(11)	(693)	273
(Increase) decrease expenses	(89)	(101)	(16)	(12)	(1)	(7)	(1)	(1)	(102)	(126)
Underwriting income (loss)	$510	$617	$142	$341	$33	$50	$7	$(6)	$703	$1,008

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.

(2)
Includes other business lines underwriting income of $11 million and $8 million in the first quarter of 2019 and 2018, respectively. Includes Answer Financial underwriting loss of zero and $2 million in the first quarter of 2019 and 2018, respectively.

Underwriting income decreased to $703 million in the first quarter of 2019 from $1.01 billion in the first quarter of 2018, primarily due to higher catastrophe losses, claim severity and operating costs and expenses, partially offset by increased premiums earned and improved auto claim frequency.

54 www.allstate.com

Allstate Protection Segment Results

Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
Premiums written	2019	2018
Auto	$6,047	$5,739
Homeowners	1,676	1,572
Other personal lines	419	396
Subtotal – Personal lines	8,142	7,707
Commercial lines	185	137
Total premiums written	$8,327	$7,844
Reconciliation of premiums written to premiums earned:
Decrease in unearned premiums	179	209
Other	1	(34)
Total premiums earned	$8,507	$8,019

Auto	$5,930	$5,591
Homeowners	1,935	1,848
Other personal lines	459	444
Subtotal – Personal lines	8,324	7,883
Commercial lines	183	136
Total premiums earned	$8,507	$8,019

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended March 31,
Auto	66.5	64.1	24.9	24.9	91.4	89.0
Homeowners	69.3	57.9	23.4	23.6	92.7	81.5
Other personal lines	66.4	61.7	26.4	27.0	92.8	88.7
Commercial lines	76.0	78.7	20.2	25.7	96.2	104.4
Total	67.3	62.8	24.4	24.6	91.7	87.4

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended March 31,
Auto	66.5	64.1	1.3	0.1	(0.9)	(1.8)	—	(0.5)
Homeowners	69.3	57.9	27.9	17.7	2.8	1.7	2.4	1.9
Other personal lines	66.4	61.7	14.4	6.5	1.5	(1.4)	2.0	(0.5)
Commercial lines	76.0	78.7	0.5	2.2	2.2	14.7	(0.6)	(0.7)
Total	67.3	62.8	8.0	4.5	0.1	(0.7)	0.6	—

First Quarter 2019 Form 10-Q 55

Segment Results Allstate Protection

Catastrophe losses were $680 million in the first quarter of 2019 compared to $361 million in the first quarter of 2018.
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

Catastrophe losses by the size of event
	Three months ended March 31, 2019
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	1	4.6	225	33.1	2.7	225
$50 million to $100 million	3	13.6	225	33.1	2.7	75
Less than $50 million	18	81.8	177	26.0	2.0	10
Total	22	100.0%	627	92.2	7.4	29
Prior year reserve reestimates			53	7.8	0.6
Total catastrophe losses			$680	100.0%	8.0

Catastrophe losses by the type of event
	Three months ended March 31,
($ in millions)	Number of events	2019	Number of events	2018
Hurricanes/Tropical storms	—	$—	—	$—
Tornadoes	1	19	—	—
Wind/Hail	15	484	9	255
Wildfires	—	—	—	—
Other events	6	124	2	102
Prior year reserve reestimates		53		4
Total catastrophe losses	22	$680	11	$361
Catastrophe reinsurance Our current catastrophe reinsurance program supports our risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes and earthquakes, net of reinsurance, exceeding $2 billion. We have substantially completed the placement of our 2019 catastrophe reinsurance program, except for the Florida property component of the program and the Florida and Southeast Auto Aggregate Excess Catastrophe Reinsurance Contract, both of which are expected to be placed in the second quarter of 2019.
Similar to our 2018 program, our 2019 program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes and earthquakes. We have three agreements placed in the insurance linked securities (“ILS”) market, forming part of our nationwide reinsurance program that do not cover commercial lines property and commercial lines automobile. We also have a separate agreement covering personal lines property policies issued in Kentucky.
The June 1, 2019 nationwide reinsurance program, provides $4.9 billion of reinsurance limits, less a $500 million retention, subject to the percentage of reinsurance placed in each of its nine layers. Property business in the state of Florida and the two existing New Jersey contracts are excluded from this program. Separate reinsurance agreements address the distinct needs of our separately capitalized legal entity. The nationwide reinsurance program includes reinsurance

56 www.allstate.com

Allstate Protection Segment Results

agreements with both the traditional and ILS markets as described below:
The traditional market placement provides limits totaling $3.0 billion for losses arising out of multiple perils and is comprised of $2.1 billion of limits with one annual reinstatement of limits; $439 million of limits with one reinstatement of limits over a seven year term; and $419 million of limits not subject to reinstatement.
ILS placements provide $1.2 billion of limits, with no reinstatement of the limits, and are comprised of a $375 million placement reinsuring losses in all states except Florida caused by named storms, earthquakes and fire following earthquakes, severe thunderstorms, winter storms, volcanic eruptions, and meteorite impacts and $500 million and $300 million placements reinsuring losses in all states except Florida property caused by named storms, earthquakes and fire following earthquakes, severe weather, wildfires, and other naturally occurring or man-made events determined to be a catastrophe by the Company. The $500 million and $300 million placements also provide that for each annual period beginning April 1, Allstate declared catastrophes to personal lines property and automobile business can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limit. Recoveries are limited to our ultimate net loss from the reinsured event.

The New Jersey agreement comprises three contracts that reinsure personal lines property and automobile catastrophe losses caused by multiple perils in New Jersey and provides 95% of $400 million of limits in excess of provisional retentions of approximately $150 million. Each contract includes one annual reinstatement of limits. The New Jersey contracts will begin inuring to portions of the Nationwide Program with the contracts effective June 1, 2019.
The Kentucky earthquake agreement comprises a three-year term contract that reinsures personal lines property losses caused by earthquakes and fire following earthquakes in Kentucky and provides $28 million of limits, 95% placed, in excess of a $2 million retention.
The total cost of our property catastrophe reinsurance programs during the first quarter of 2019 and 2018 were $88 million and $85 million, respectively. The total cost of our catastrophe reinsurance programs during 2018 was $354 million or an average quarterly cost of $89 million.

Expense ratio decreased 0.2 points in the first quarter of 2019 compared to the same period of 2018.

Expense ratios by line of business
	Three months ended March 31,
	2019	2018
Auto	24.9	24.9
Homeowners	23.4	23.6
Other personal lines	26.4	27.0
Commercial lines	20.2	25.7
Total expense ratio (1)	24.4	24.6

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2019	2018
Amortization of DAC	13.7	13.6
Advertising expense	2.2	1.9
Other costs and expenses (1)	8.3	8.9
Restructuring and related charges	0.2	0.2
Total expense ratio	24.4	24.6

(1) Other revenue is deducted from other costs and expenses in the expense ratio calculation.

First Quarter 2019 Form 10-Q 57

Segment Results Allstate Protection

Reserve reestimates were unfavorable in the first quarter of 2019 and primarily related to strengthening in our homeowners, other personal lines and commercial lines, partially offset by continued favorable personal lines auto injury coverage development.

Total reserves, net of reinsurance (estimated cost of outstanding claims) as of January 1, by line of business
($ in millions)	2019	2018
Auto	$14,378	$14,051
Homeowners	2,157	2,205
Other personal lines	1,489	1,489
Commercial lines	801	616
Total Allstate Protection	$18,825	$18,361

Reserve reestimates
	Three months ended March 31,
	Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2019	2018	2019	2018
Auto	$(54)	$(100)	(0.6)	(1.2)
Homeowners	53	32	0.6	0.4
Other personal lines	7	(6)	0.1	(0.1)
Commercial lines	4	20	—	0.2
Total Allstate Protection (3)	$10	$(54)	0.1	(0.7)

Allstate brand	$2	$(60)	—	(0.8)
Esurance brand	3	—	—	—
Encompass brand	5	6	0.1	0.1
Total Allstate Protection	$10	$(54)	0.1	(0.7)

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Allstate Protection premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $53 million unfavorable in the three months ended March 31, 2019, including $15 million of reinstatement reinsurance premiums incurred during the period related to the 2018 Camp Fire. Prior year reserve reestimates included in catastrophe losses totaled $4 million unfavorable in the three months ended March 31, 2018.

58 www.allstate.com

Allstate Protection Segment Results

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection as of or for the three months ended March 31, 2019. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios, are discussed in the brand sections below.

Premiums written, policies in force and underwriting income (loss)
($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total
Auto	$5,395	71.5%	$532	95.1%	$120	53.6%	$6,047	72.7%
Homeowners	1,565	20.7	25	4.5	86	38.4	1,676	20.1
Other personal lines	399	5.3	2	0.4	18	8.0	419	5.0
Commercial lines	185	2.5	—	—	—	—	185	2.2
Total	$7,544	100.0%	$559	100.0%	$224	100.0%	$8,327	100.0%

Percent to total Allstate Protection		90.6%		6.7%		2.7%		100.0%

PIF (thousands)
Auto	20,145	65.2%	1,548	91.4%	499	61.2%	22,192	66.4%
Homeowners	6,198	20.1	98	5.7	237	29.1	6,533	19.6
Other personal lines	4,306	14.0	48	2.9	78	9.7	4,432	13.3
Commercial lines	230	0.7	—	—	—	—	230	0.7
Total	30,879	100.0%	1,694	100.0%	814	100.0%	33,387	100.0%

Percent to total Allstate Protection		92.5%		5.1%		2.4%		100.0%

Underwriting income (loss)
Auto	$512	72.9%	$(1)	(33.3)%	$(1)	50.0%	$510	72.5%
Homeowners	142	20.2	4	133.3	(4)	200.0	142	20.2
Other personal lines	30	4.3	—	—	3	(150.0)	33	4.7
Commercial lines	7	1.0	—	—	—	—	7	1.0
Other business lines	11	1.6	—	—	—	—	11	1.6
Answer Financial	—	—	—	—	—	—	—	—
Total	$702	100.0%	$3	100.0%	$(2)	100.0%	$703	100.0%
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

First Quarter 2019 Form 10-Q 59

Segment Results Allstate Protection: Allstate brand

Underwriting results
($ in millions)	Three months ended March 31,
	2019	2018
Premiums written	$7,544	$7,128
Premiums earned	$7,752	$7,329
Other revenue	135	136
Claims and claims expense	(5,170)	(4,548)
Amortization of DAC	(1,105)	(1,029)
Other costs and expenses	(894)	(872)
Restructuring and related charges	(16)	(15)
Underwriting income	$702	$1,001
Catastrophe losses	$644	$329

Underwriting income (loss) by line of business
Auto	$512	$611
Homeowners	142	337
Other personal lines (1)	30	51
Commercial lines	7	(6)
Other business lines (2)	11	8
Underwriting income	$702	$1,001

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)	Other business lines represent Ivantage.

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended March 31,
	2019	2018
Underwriting income (loss) - prior period	$1,001	$636
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	423	272
Increase (decrease) other revenue	(1)	5
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(298)	(112)
Catastrophe losses, excluding reserve reestimates	(262)	371
Catastrophe reserve reestimates	(53)	6
Non-catastrophe reserve reestimates	(9)	(51)
Losses subtotal	(622)	214
(Increase) decrease expenses	(99)	(126)
Underwriting income	$702	$1,001

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.
Underwriting income totaled $702 million in the first quarter of 2019 decreasing from $1.00 billion in the first quarter of 2018, primarily due to higher catastrophe losses, claim severity and agent compensation and advertising costs, partially offset by increased premiums earned and improved auto claim frequency.

60 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
Premiums written	2019	2018
Auto	$5,395	$5,151
Homeowners	1,565	1,465
Other personal lines	399	375
Subtotal – Personal lines	7,359	6,991
Commercial lines	185	137
Total	$7,544	$7,128
Premiums earned
Auto	$5,321	$5,046
Homeowners	1,811	1,727
Other personal lines	437	420
Subtotal – Personal lines	7,569	7,193
Commercial lines	183	136
Total	$7,752	$7,329

Auto premium measures and statistics
	Three months ended March 31,
	2019	2018
PIF (thousands)	20,145	19,617
New issued applications (thousands)	740	714
Average premium	$578	$564
Renewal ratio (%)	88.8	88.3
Approved rate changes (1):
Number of locations (2)	19	24
Total brand (%) (3)	0.6	0.3
Location specific (%) (4) (5)	3.4	2.4

(1)
Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in a location. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a location.

(2)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.

(3)
Represents the impact in the states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of total brand 2018 and 2017 premiums written, respectively.

(4)
Represents the impact in the states, the District of Columbia and Canadian provinces where rate changes were approved during the period as a percentage of their respective total 2018 and 2017 premiums written in those same locations.

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $120 million in the three months ended March 31, 2019, compared to $60 million in the three months ended March 31, 2018.

Auto insurance premiums written totaled $5.40 billion in the first quarter of 2019, a 4.7% increase from $5.15 billion in the first quarter of 2018. Factors impacting premiums written were:

•
2.7% or 528 thousand increase in PIF as of March 31, 2019 compared to March 31, 2018. Auto PIF increased in 40 states, including 8 of our largest 10 states, as of March 31, 2019 compared to March 31, 2018.

•	0.5 point increase in the renewal ratio in the first quarter of 2019, compared to the same period of 2018. 39 states, including 5 of our 10 largest states, experienced increases in the renewal ratio in the first quarter of 2019, compared to the same period of 2018.

•
3.6% increase in new issued applications in the first quarter of 2019, compared to the same period of 2018.  32 states, including 5 of our 10 largest states, experienced increases in new issued applications in the first quarter of 2019 compared to the first quarter of 2018, with 17 states experiencing double digit increases.

•	2.5% increase in average premium in the first quarter of 2019 compared to the same period of 2018, primarily due to rate increases approved in 2018.

First Quarter 2019 Form 10-Q 61

Segment Results Allstate Protection: Allstate brand

Homeowners premium measures and statistics
	Three months ended March 31,
	2019	2018
PIF (thousands)	6,198	6,093
New issued applications (thousands)	197	187
Average premium	$1,267	$1,212
Renewal ratio (%)	88.4	87.5
Approved rate changes (1):
Number of locations (2)	20	14
Total brand (%)	2.1	1.1
Location specific (%) (3)	5.5	4.9

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $155 million in the three months ended March 31, 2019, compared to $79 million in the three months ended March 31, 2018.

Homeowners insurance premiums written totaled $1.57 billion in the first quarter of 2019, a 6.8% increase from $1.47 billion in the first quarter of 2018. Factors impacting premiums written were:

•
1.7% or 105 thousand increase in PIF as of March 31, 2019 compared to March 31, 2018. Homeowners PIF increased in 33 states, including 5 of our largest 10 states, as of March 31, 2019 compared to March 31, 2018.

•
0.9 point increase in the renewal ratio in the first quarter of 2019 compared to the same period of 2018. All of our largest 10 states experienced an increase in the renewal ratio in the first quarter of 2019 compared to the same period of 2018.

•
5.3% increase in new issued applications in the first quarter of 2019, compared to the same period of 2018.  5 of our largest 10 states experienced increases in the first quarter of 2019 compared to the same period of 2018.

•	4.5% increase in average premium in the first quarter of 2019, compared to the same period of

2018, primarily due to rate increases and inflationary increases in insured home valuations.

•
$2 million decrease in the cost of our catastrophe reinsurance program to $63 million in the first quarter of 2019 from $65 million in the first quarter of 2018. Catastrophe placement premiums are recorded primarily in the Allstate brand and are a reduction of premium.

Other personal lines premiums written totaled $399 million in the first quarter of 2019, a 6.4% increase from $375 million in the first quarter of 2018, primarily due to increases in personal umbrella and condominium insurance premiums.
Commercial lines premiums written totaled $185 million in the first quarter of 2019, a 35.0% increase from $137 million in the first quarter of 2018, due to the agreement with a transportation network company to provide commercial auto insurance coverage. Effective March 1, 2019, we expanded this coverage to 15 states from 4 states in 2018.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended March 31,
Auto	65.5	63.2	24.9	24.7	90.4	87.9
Homeowners	69.3	57.6	22.9	22.9	92.2	80.5
Other personal lines	66.8	61.2	26.3	26.7	93.1	87.9
Commercial lines	76.0	78.7	20.2	25.7	96.2	104.4
Total	66.7	62.0	24.2	24.3	90.9	86.3

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

62 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended March 31,
Auto	65.5	63.2	1.3	—	(1.1)	(2.0)	—	(0.5)
Homeowners	69.3	57.6	28.2	17.4	2.6	1.6	2.3	1.6
Other personal lines	66.8	61.2	14.6	6.5	2.3	(1.4)	2.1	(0.7)
Commercial lines	76.0	78.7	0.5	2.2	2.2	14.7	(0.6)	(0.7)
Total	66.7	62.0	8.3	4.5	—	(0.8)	0.6	—
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
• Percent change in frequency or severity statistic is calculated as the amount of increase or decrease in the paid or gross claim frequency or severity in the current period compared to the same period in the prior year divided by the prior year paid or gross claim frequency or severity.

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
We are continuing to implement new technology and process improvements that provide continued loss cost accuracy, efficient processing and enhanced customer experiences that are simple, fast and produce high degrees of satisfaction. We have opened several Digital Operating Centers to handle auto physical damage claims countrywide utilizing our virtual estimation capabilities, which includes estimating damage through photos and video with the use of QuickFoto Claim® and Virtual Assist®. We are also leveraging virtual capabilities to handle property claims by estimating damage through video with Virtual Assist and aerial imagery using satellites, airplanes and drones. These organizational and process changes impact frequency and severity statistics as changes in claim opening and closing practices and shifts in timing, if any, can impact comparisons to prior periods.
Auto loss ratio increased 2.3 points in the first quarter of 2019, compared to the same period of 2018, primarily due to higher catastrophe losses, higher claim severity and lower favorable non-catastrophe prior year reserve estimates, partially offset by increased premiums earned and improved claim frequency.
Property damage paid claim frequency decreased 3.6% in the first quarter of 2019, compared to the same period of 2018. 36 states experienced a year over year decrease in property damage paid claim frequency in the first three months of 2019 when compared to the same period of 2018.  Property damage paid claim severities increased 6.1% in the first quarter of 2019, compared to the same period of 2018 due to the impact of higher costs to repair more sophisticated newer model vehicles, higher third-party subrogation demands and increased costs associated with total losses.
Bodily injury gross claim frequency decreased 1.2% in the first quarter of 2019 compared to the same period of 2018. Bodily injury severity trends have been increasing generally less than medical care inflation indices.
Homeowners loss ratio increased 11.7 points in the first quarter of 2019 compared to the same period of 2018 primarily due to higher catastrophe losses, partially offset by increased premiums earned. Paid claim frequency excluding catastrophe losses increased 1.1% in the first quarter of 2019 compared to the same period of 2018. Paid claim severity excluding catastrophe losses increased 0.5% in the first quarter of 2019, compared to the same period of 2018.

First Quarter 2019 Form 10-Q 63

Segment Results Allstate Protection: Allstate brand

Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 5.6 points in the first quarter of 2019 compared to the same period of 2018, primarily due to higher catastrophe losses, partially offset by increased premiums earned.
Commercial lines loss ratio decreased 2.7 points in the first quarter of 2019 compared to the same period of 2018, primarily due to increased premiums earned and lower unfavorable non-catastrophe prior year reserve reestimates, partially offset by higher severity. Commercial lines recorded losses related to an agreement with a transportation network company are based on original pricing expectations given limited loss experience.

Expense ratios by line of business
	Three months ended March 31,
	2019	2018
Auto	24.9	24.7
Homeowners	22.9	22.9
Other personal lines	26.3	26.7
Commercial lines	20.2	25.7
Total expense ratio (1)	24.2	24.3

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2019	2018
Amortization of DAC	14.2	14.0
Advertising expense	1.9	1.6
Other costs and expenses (1)	7.9	8.4
Restructuring and related charges	0.2	0.3
Total expense ratio	24.2	24.3

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 0.1 points in the first quarter of 2019 compared to the same period of 2018, as operating costs, reported in other costs and expenses, decreased as a percentage of earned premiums, partially offset by higher amortization of DAC and advertising costs.

Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in the first quarter of 2019 were higher than the same period of 2018.

64 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Underwriting results
($ in millions)	Three months ended March 31,
	2019	2018
Premiums written	$559	$493
Premiums earned	$502	$433
Other revenue	20	20
Claims and claims expense	(384)	(321)
Amortization of DAC	(11)	(10)
Other costs and expenses	(124)	(119)
Underwriting income	$3	$3
Catastrophe losses	$6	$3

Underwriting income (loss) by line of business
Auto	$(1)	$1
Homeowners	4	2
Other personal lines	—	—
Underwriting income	$3	$3

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended March 31,
	2019	2018
Underwriting income (loss) - prior period	$3	$(10)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	69	14
Increase (decrease) other revenue	—	4
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(57)	(12)
Catastrophe losses, excluding reserve reestimates	(3)	5
Catastrophe reserve reestimates	—	—
Non-catastrophe reserve reestimates	(3)	—
Losses subtotal	(63)	(7)
(Increase) decrease expenses	(6)	2
Underwriting income	$3	$3

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.
Underwriting income totaled $3 million in both the first quarter of 2019 and 2018 as higher premiums earned in 2019 were offset by increased loss costs.

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
Premiums written	2019	2018
Auto	$532	$470
Homeowners	25	21
Other personal lines	2	2
Total	$559	$493
Premiums earned
Auto	$475	$411
Homeowners	25	20
Other personal lines	2	2
Total	$502	$433

First Quarter 2019 Form 10-Q 65

Segment Results Allstate Protection: Esurance brand

Auto premium measures and statistics
	Three months ended March 31,
	2019	2018
PIF (thousands)	1,548	1,399
New issued applications (thousands)	180	158
Average premium	$625	$605
Renewal ratio (%)	83.9	83.5
Approved rate changes (1):
Number of locations (2)	9	3
Total brand (%) (3)	0.6	0.2
Location specific (%) (4) (5)	4.1	4.6

(1)
Rate changes do not include rating plan enhancements, including the introduction of discounts and surcharges that result in no change in the overall rate level in a location. These rate changes do not reflect initial rates filed for insurance subsidiaries initially writing business in a location.

(2)	Esurance brand operates in 43 states. In the second quarter of 2018, Esurance discontinued its operations in Canada.

(3)	Represents the impact in the states where rate changes were approved during the period as a percentage of total brand 2018 and 2017 premiums written, respectively.

(4)	Represents the impact in the states where rate changes were approved during the period as a percentage of their respective total 2018 and 2017 premiums written in those same locations.

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $12 million in the three months ended March 31, 2019 compared to $3 million in the three months ended March 31, 2018.

Auto insurance premiums written totaled $532 million in the first quarter of 2019, a 13.2% increase from $470 million in the first quarter of 2018. Factors impacting premiums written were:

•	10.7% or 149 thousand increase in PIF as of March 31, 2019 compared to March 31, 2018.

•	0.4 point increase in the renewal ratio in the first quarter of 2019 compared to the same period of 2018, primarily due to improved customer experience.

•	13.9% increase in new issued applications in the first quarter of 2019 compared to the same period of 2018.

•	3.3% increase in average premium in the first quarter of 2019 compared to the same period of 2018, primarily due to rate changes approved in 2018 and changes in business mix.

Homeowners premium measures and statistics
	Three months ended March 31,
	2019	2018
PIF (thousands)	98	84
New issued applications (thousands)	7	8
Average premium	$1,016	$970
Renewal ratio (%) (1)	84.8	84.4
Approved rate changes (2) :
Number of locations (3)	2	5
Total brand (%)	2.0	1.7
Location specific (%) (4)	18.2	7.5

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

(4)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $2 million in the three months ended March 31, 2019 compared to $1 million in the three months ended March 31, 2018.

Homeowners insurance premiums written totaled $25 million in the first quarter of 2019, a 19.0% increase from $21 million in the first quarter of 2018. Factors impacting premiums written were:

•	16.7% or 14 thousand increase in PIF as of March 31, 2019 compared to March 31, 2018.

•
4.7% increase in average premium in the first quarter of 2019 compared to the same period of 2018, primarily due to rate increases. As of March 31, 2019, Esurance continues to write homeowners insurance in 31 states with lower hurricane risk, contributing to lower average premium compared to the industry.

66 www.allstate.com

Allstate Protection: Esurance brand Segment Results

•	0.4 point increase in the renewal ratio in the first quarter of 2019 compared to the same period of 2018.

•	12.5% decrease in new issued applications in the first quarter compared to the same period of 2018.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended March 31,
Auto	77.3	75.2	22.9	24.6	100.2	99.8
Homeowners	60.0	55.0	24.0	35.0	84.0	90.0
Total	76.5	74.1	22.9	25.2	99.4	99.3

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended March 31,
Auto	77.3	75.2	0.6	0.5	0.9	0.3	—	—
Homeowners	60.0	55.0	12.0	5.0	(4.0)	(5.0)	—	—
Total	76.5	74.1	1.2	0.7	0.6	—	—	—
Auto loss ratio increased 2.1 points in the first quarter of 2019 compared to the same period of 2018, primarily due to higher claim frequency and severity and unfavorable prior year reserve reestimates, partially offset by higher average premium.
Homeowners loss ratio increased 5.0 points in the first quarter of 2019 compared to the same period of 2018, primarily due to higher claim severity and catastrophe losses.

Expense ratios by line of business
	Three months ended March 31,
	2019	2018
Auto	22.9	24.6
Homeowners	24.0	35.0
Total expense ratio (1)	22.9	25.2

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2019	2018
Amortization of DAC	2.2	2.4
Advertising expense	8.2	8.1
Amortization of purchased intangible assets	0.2	0.2
Other costs and expenses (1)	12.3	14.5
Total expense ratio	22.9	25.2

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 2.3 points in the first quarter of 2019 compared to the same period of 2018. Other costs and expenses, including salaries of telephone sales personnel and other underwriting costs related to customer acquisition, were 2.2 points lower in the first quarter of 2019 compared to the same period of 2018 due to the continued implementation of process efficiencies.

Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance advertising expense increased by $6 million, or 0.1 points in the first quarter of 2019 compared to the same period of 2018 due to increased spending on targeted growth opportunities.

First Quarter 2019 Form 10-Q 67

Segment Results Allstate Protection: Encompass brand

Underwriting results
($ in millions)	Three months ended March 31,
	2019	2018
Premiums written	$224	$223
Premiums earned	$253	$257
Other revenue	1	1
Claims and claims expense	(174)	(166)
Amortization of DAC	(48)	(49)
Other costs and expenses	(32)	(34)
Restructuring and related charges	(2)	(3)
Underwriting (loss) income	$(2)	$6
Catastrophe losses	$30	$29

Underwriting income (loss) by line of business
Auto	$(1)	$5
Homeowners	(4)	2
Other personal lines	3	(1)
Underwriting (loss) income	$(2)	$6

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended March 31,
	2019	2018
Underwriting income (loss) - prior period	$6	$(31)
Changes in underwriting loss from:
Increase (decrease) premiums earned	(4)	(26)
Increase (decrease) other revenue	—	(1)
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(4)	22
Catastrophe losses, excluding reserve reestimates	(5)	44
Catastrophe reserve reestimates	4	(6)
Non-catastrophe reserve reestimates	(3)	6
Losses subtotal	(8)	66
(Increase) decrease expenses	4	(2)
Underwriting (loss) income	$(2)	$6

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.
Underwriting loss was $2 million in the first quarter of 2019 compared to underwriting income of $6 million in the first quarter of 2018, primarily due to higher catastrophe losses and increased non-catastrophe claim severity and decreased premiums earned, partially offset by lower operating costs and expenses.

68 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
	2019	2018
Premiums written
Auto	$120	$118
Homeowners	86	86
Other personal lines	18	19
Total	$224	$223
Premiums earned
Auto	$134	$134
Homeowners	99	101
Other personal lines	20	22
Total	$253	$257

Auto premium measures and statistics
	Three months ended March 31,
	2019	2018
PIF (thousands)	499	517
New issued applications (thousands)	20	17
Average premium	$1,134	$1,116
Renewal ratio (%)	77.7	72.5
Approved rate changes (1):
Number of locations (2)	3	4
Total brand (%) (3)	0.5	0.3
Location specific (%) (4) (5)	4.5	3.0

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

(2)	Encompass brand operates in 40 states and the District of Columbia.

(3)	Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of total brand 2018 and 2017 premiums written, respectively.

(4)
Represents the impact in the states and the District of Columbia where rate changes were approved during the period as a percentage of their respective total 2018 and 2017 premiums written in those same locations.

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $2 million in the three months ended March 31, 2019 compared to $2 million in the three months ended March 31, 2018.

Auto insurance premiums written totaled $120 million in the first quarter of 2019, a 1.7% increase from $118 million in the first quarter of 2018. Factors impacting premiums written were:

•	3.5% or 18 thousand decrease in PIF as of March 31, 2019 compared to March 31, 2018.

•	5.2 point increase in the renewal ratio in the first quarter of 2019 compared to the same period of

2018, as profit improvement actions have moderated.

•	17.6% increase in new issued applications in the first quarter of 2019 compared to the same period of 2018.

•	1.6% increase in average premium in the first quarter of 2019 compared to the same period of 2018, due to rate changes.

First Quarter 2019 Form 10-Q 69

Segment Results Allstate Protection: Encompass brand

Homeowners premium measure and statistics
	Three months ended March 31,
	2019	2018
PIF (thousands)	237	248
New issued applications (thousands)	9	8
Average premium	$1,768	$1,698
Renewal ratio (%)	82.1	78.3
Approved rate changes (1):
Number of locations (2)	4	3
Total brand (%)	1.4	0.1
Location specific (%) (3)	10.8	2.0
(1) Includes rate changes approved based on our net cost of reinsurance.

(2)	Encompass brand operates in 40 states and the District of Columbia.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $6 million in the three months ended March 31, 2019 compared to $1 million in the three months ended March 31, 2018.

Homeowners insurance premiums written totaled $86 million in both the first quarter of 2019 and 2018. Factors impacting premiums written were:

•	4.4% or 11 thousand decrease in PIF as of March 31, 2019 compared to March 31, 2018.

•	3.8 point increase in the renewal ratio in the first quarter of 2019 compared to the same period of 2018, as profit improvement actions have moderated.

•	12.5% increase in new issued applications in the first quarter of 2019 compared to the same period of 2018.

•	4.1% increase in average premium in the first quarter of 2019 compared to the same period of 2018, primarily due to rate changes.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended March 31,
Auto	67.9	63.4	32.8	32.9	100.7	96.3
Homeowners	72.7	64.3	31.3	33.7	104.0	98.0
Other personal lines	55.0	72.7	30.0	31.8	85.0	104.5
Total	68.8	64.6	32.0	33.1	100.8	97.7

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended March 31,
Auto	67.9	63.4	2.2	0.8	—	—	—	—
Homeowners	72.7	64.3	25.3	25.7	8.0	5.9	4.0	6.9
Other personal lines	55.0	72.7	10.0	9.1	(15.0)	—	—	4.6
Total	68.8	64.6	11.9	11.3	2.0	2.3	1.6	3.1
Auto loss ratio increased 4.5 points in the first quarter of 2019 compared to the same period of 2018, primarily due to higher catastrophes and increased claim severity.

Homeowners loss ratio increased 8.4 points in the first quarter of 2019 compared to the same period of 2018, primarily due to higher claim severities and adverse prior year reserve reestimates.

70 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Expense ratios by line of business
	Three months ended March 31,
	2019	2018
Auto	32.8	32.9
Homeowners	31.3	33.7
Other personal lines	30.0	31.8
Total expense ratio (1)	32.0	33.1

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2019	2018
Amortization of DAC	18.9	19.1
Advertising expense	—	—
Other costs and expenses (1)	12.3	12.8
Restructuring and related charges	0.8	1.2
Total expense ratio	32.0	33.1

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 1.1 points in the first quarter of 2019 compared to the same period of 2018, primarily due to lower technology costs and employee-related compensation costs.

First Quarter 2019 Form 10-Q 71

Segment Results Discontinued Lines and Coverages

Discontinued Lines and Coverages Segment

Underwriting results
($ in millions)	Three months ended March 31,
	2019	2018
Claims and claims expense	$(2)	$(3)
Operating costs and expenses	(1)	—
Underwriting loss	$(3)	$(3)
Underwriting loss totaled $3 million in both the first quarter of 2019 and 2018.

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	March 31, 2019	December 31, 2018
Asbestos claims
Gross reserves	$1,236	$1,266
Reinsurance	(389)	(400)
Net reserves	847	866
Environmental claims
Gross reserves	206	209
Reinsurance	(39)	(39)
Net reserves	167	170
Other discontinued lines
Gross reserves	384	389
Reinsurance	(34)	(34)
Net reserves	350	355
Total
Gross reserves	1,826	1,864
Reinsurance	(462)	(473)
Net reserves	$1,364	$1,391

72 www.allstate.com

Discontinued Lines and Coverages Segment Results

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	March 31, 2019	December 31, 2018
Direct excess commercial insurance
Gross reserves (1)	$946	$973
Reinsurance (2)	(345)	(355)
Net reserves	601	618
Assumed reinsurance coverage
Gross reserves (3)	617	625
Reinsurance (4)	(52)	(53)
Net reserves	565	572
Direct primary commercial insurance
Gross reserves (5)	169	171
Reinsurance (6)	(48)	(48)
Net reserves	121	123
Other run-off business
Gross reserves	18	19
Reinsurance	(16)	(16)
Net reserves	2	3
Unallocated loss adjustment expenses
Gross reserves	76	76
Reinsurance	(1)	(1)
Net reserves	75	75
Total
Gross reserves	1,826	1,864
Reinsurance	(462)	(473)
Net reserves	$1,364	$1,391
(1) Gross reserves as of March 31, 2019, comprised 66% case reserves and 34% incurred but not reported (“IBNR”) reserves. Approximately 75% of the total gross case reserves are subject to settlement agreements. In the first three months of 2019, total gross payments from case reserves were $26 million with approximately 89% attributable to settlements.  Reserves as of December 31, 2018, comprised 67% case reserves and 33% IBNR reserves.
(2) Ceded reserves as of March 31, 2019, comprised 78% case reserves and 22% IBNR reserves. Approximately 82% of the total ceded case reserves are subject to settlement agreements. In the first three months of 2019, reinsurance billings of ceded case reserves were $11 million with approximately 95% attributable to settlements.  Reserves as of December 31, 2018, comprised 78% case reserves and 22% IBNR reserves.
(3) Gross reserves as of March 31, 2019, comprised 33% case reserves and 67% IBNR reserves. In the first three months of 2019, total gross payments from case reserves were $9 million. Reserves as of December 31, 2018, comprised 34% case reserves and 66% IBNR reserves.
(4) Ceded reserves as of March 31, 2019, comprised 36% case reserves and 64% IBNR reserves. In the first three months of 2019, reinsurance billings of ceded case reserves were $1 million. Reserves as of December 31, 2018, comprised 37% case reserves and 63% IBNR reserves.
(5) Gross reserves as of March 31, 2019, comprised 58% case reserves and 42% IBNR reserves. In the first three months of 2019, total gross payments from case reserves were $3 million. Reserves as of December 31, 2018, comprised 58% case reserves and 42% IBNR reserves.
(6) Ceded reserves as of March 31, 2019, comprised 78% case reserves and 22% IBNR reserves. In the first three months of 2019, reinsurance billings of ceded case reserves were $300 thousand. Reserves as of December 31, 2018, comprised 78% case reserves and 22% IBNR reserves.
Total net reserves were $1.36 billion, including $689 million or 50% of estimated IBNR reserves as of March 31, 2019 compared to total net reserves of $1.39 billion, including $693 million or 50% of estimated IBNR reserves as of December 31, 2018.
Total gross payments were $39 million for the first quarter of 2019 primarily related to payments on settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $15 million for the first quarter of 2019.

First Quarter 2019 Form 10-Q 73

Segment Results Service Businesses

Service Businesses Segment

Summarized financial information
($ in millions)	Three months ended March 31,
	2019	2018
Premiums written	$368	$287

Revenues
Premiums	$295	$267
Intersegment insurance premiums and service fees (1)	33	29
Other revenue	47	16
Net investment income	9	5
Realized capital gains and losses	8	(4)
Total revenues	392	313

Costs and expenses
Claims and claims expense	(92)	(93)
Amortization of DAC	(127)	(110)
Operating costs and expenses	(151)	(117)
Amortization of purchased intangible assets	(31)	(21)
Restructuring and related charges	—	(1)
Total costs and expenses	(401)	(342)

Income tax benefit	3	7
Net loss applicable to common shareholders	$(6)	$(22)

Adjusted net income (loss)	$11	$(3)
Realized capital gains and losses, after-tax	7	(3)
Amortization of purchased intangible assets, after-tax	(24)	(16)
Net loss applicable to common shareholders	$(6)	$(22)

SquareTrade (2)	$14	$2
Arity	(2)	(3)
InfoArmor (3)	(1)	—
Allstate Roadside Services	(6)	(5)
Allstate Dealer Services	6	3
Adjusted net income (loss)	$11	$(3)

SquareTrade (2)	77,866	41,806
InfoArmor (3)	1,211	—
Allstate Roadside Services	649	692
Allstate Dealer Services	3,863	4,026
Policies in force as of March 31 (in thousands)	83,589	46,524

(1)	Primarily related to Arity and Allstate Roadside Services and are eliminated in our condensed consolidated financial statements.

(2)	SquareTrade acquired PlumChoice on November 30, 2018 and iCracked on February 12, 2019.

(3)	InfoArmor was acquired on October 5, 2018.
Net loss applicable to common shareholders was $6 million in the first quarter of 2019 compared to $22 million in the first quarter of 2018.
Adjusted net income was $11 million in the first quarter of 2019 compared to an adjusted net loss of $3 million in the first quarter of 2018. The improvement was primarily due to higher premiums and improved loss experience at SquareTrade and Allstate Dealer Services, partially offset by higher rescue costs at Allstate Roadside Services.

Total revenues increased 25.2% or $79 million to $392 million in the first quarter of 2019 from $313 million in the first quarter of 2018. The increase in the first quarter of 2019 was primarily due to SquareTrade’s growth through its U.S. retail and international distribution partners and the acquisitions of InfoArmor, PlumChoice and iCracked.
Premiums written increased 28.2% or $81 million to $368 million in the first quarter of 2019 from $287 million in the first quarter of 2018. The increase was

74 www.allstate.com

Service Businesses Segment Results

primarily due to continued growth at SquareTrade and increased premiums written by Allstate Dealer Services.
PIF of 83.6 million as of March 31, 2019, increased by 79.7% compared to 46.5 million as of March 31, 2018, due to continued growth at SquareTrade.
Intersegment premiums and service fees increased by 13.8% or $4 million to $33 million in first quarter 2019 from $29 million in first quarter 2018, primarily due to increased auto connections through Arity’s device and mobile data collection services and analytic solutions.
Other revenue increased by $31 million to $47 million in first quarter 2019 from $16 million in first quarter 2018, due to the acquisition of InfoArmor and SquareTrade’s acquisitions of PlumChoice and iCracked. All of the revenue from these acquired businesses is reported as other revenue. See Note 3 of the condensed consolidated financial statements for further information regarding these acquisitions.

Claims and claims expense decreased 1.1% to $92 million in first quarter 2019 compared to $93 million in first quarter 2018. The decrease was primarily due to improved loss experience at SquareTrade and Allstate Dealer Services.
Amortization of DAC increased 15.5% or $17 million to $127 million in the first quarter of 2019 from $110 million in the first quarter of 2018. The increase is in line with the growth experienced at SquareTrade and Allstate Dealer Services.
Operating costs and expenses increased 29.1% or $34 million to $151 million in the first quarter of 2019 from $117 million in the first quarter of 2018. The increase was primarily due to the acquisitions of InfoArmor, PlumChoice and iCracked, product development costs, and investments in expanding the business at SquareTrade.
Amortization of purchased intangible assets relates to the acquisitions of SquareTrade in 2017 and InfoArmor in 2018. We recognized $486 million and $257 million of intangible assets subject to amortization for SquareTrade and InfoArmor, respectively. We recorded amortization expense of $31 million in the first quarter of 2019 compared to $21 million in the first quarter of 2018.

First Quarter 2019 Form 10-Q 75

Segment Results Allstate Life

Allstate Life Segment

Summarized financial information
($ in millions)	Three months ended March 31,
	2019	2018
Revenues
Premiums and contract charges	$337	$327
Other revenue	27	26
Net investment income	127	122
Realized capital gains and losses	(5)	(3)
Total revenues	486	472

Costs and expenses
Contract benefits	(214)	(205)
Interest credited to contractholder funds	(72)	(70)
Amortization of DAC	(28)	(33)
Operating costs and expenses	(91)	(83)
Total costs and expenses	(405)	(391)

Income tax expense	(14)	(14)
Net income applicable to common shareholders	$67	$67

Adjusted net income	$73	$71
Realized capital gains and losses, after-tax	(4)	(2)
DAC and DSI amortization related to realized capital gains and losses, after-tax	(2)	(2)
Net income applicable to common shareholders	$67	$67

Reserve for life-contingent contract benefits as of March 31	$2,698	$2,637

Contractholder funds as of March 31	$7,686	$7,603

Policies in force as of March 31 by distribution channel (in thousands)
Allstate agencies	1,823	1,816
Closed channels	189	202
Total	2,012	2,018
Net income applicable to common shareholders was $67 million in both the first quarter of 2019 and 2018.
Adjusted net income was $73 million in the first quarter of 2019 compared to $71 million in the first quarter of 2018. The increase was primarily due to higher premiums and contract charges and net investment income, partially offset by higher contract benefits and operating costs and expenses.
Premiums and contract charges increased 3.1% or $10 million in the first quarter of 2019 compared to the first quarter of 2018. The increase primarily relates to lower reinsurance premiums ceded as well as growth in traditional life insurance.

Premiums and contract charges by product
	Three months ended March 31,
($ in millions)	2019	2018
Traditional life insurance premiums	$154	$146
Interest-sensitive life insurance contract charges	183	181
Premiums and contract charges (1)	$337	$327

(1)	Contract charges related to the cost of insurance totaled $129 million and $126 million for the first quarter of 2019 and 2018, respectively.
Contract benefits increased 4.4% or $9 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to higher claim experience on interest-sensitive life insurance and the establishment of an allowance for uncollectible reinsurance related to Scottish Re (U.S.), Inc.
Benefit spread reflects our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread increased 3.0% to $69 million in the first quarter of 2019 compared to $67 million in the first quarter of 2018, primarily due to growth in traditional life premiums, partially offset by higher claim experience on interest-sensitive life insurance.
Investment spread reflects the difference between net investment income and interest credited to

76 www.allstate.com

Allstate Life Segment Results

contractholder funds (“investment spread”) and is used to analyze the impact of net investment income and interest credited to contractholder funds on net income. Investment spread increased 5.8% to $55 million in the first quarter of 2019 compared to $52 million in the first quarter of 2018, due to higher net investment income.

Amortization of DAC decreased 15.2% or $5 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to lower gross profits on interest-sensitive life insurance.

Components of amortization of DAC
	Three months ended March 31,
($ in millions)	2019	2018
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$26	$31
Amortization relating to realized capital gains and losses (1)	2	2
Amortization acceleration for changes in assumptions (‘‘DAC unlocking’’)	—	—
Total amortization of DAC	$28	$33

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Operating costs and expenses increased 9.6% or $8 million in the first quarter of 2019 compared to the same period of 2018, primarily due to a loss contingency expense related to reinsurance as well as higher marketing and employee-related costs.

Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
($ in millions)	March 31, 2019	December 31, 2018
Traditional life insurance	$2,561	$2,539
Accident and health insurance	137	138
Reserve for life-contingent contract benefits	$2,698	$2,677
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Change in contractholder funds
	Three months ended March 31,
($ in millions)	2019	2018
Contractholder funds, beginning balance	$7,656	$7,608

Deposits	234	240

Interest credited	72	70

Benefits, withdrawals and other adjustments
Benefits	(61)	(59)
Surrenders and partial withdrawals	(70)	(67)
Contract charges	(176)	(176)
Net transfers from separate accounts	2	2
Other adjustments (1)	29	(15)
Total benefits, withdrawals and other adjustments	(276)	(315)
Contractholder funds, ending balance	$7,686	$7,603

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

First Quarter 2019 Form 10-Q 77

Segment Results Allstate Benefits

Allstate Benefits Segment

Summarized financial information
	Three months ended March 31,
($ in millions)	2019	2018
Revenues
Premiums and contract charges	$288	$286
Net investment income	19	19
Realized capital gains and losses	4	(2)
Total revenues	311	303

Costs and expenses
Contract benefits	(145)	(149)
Interest credited to contractholder funds	(9)	(8)
Amortization of DAC	(43)	(41)
Operating costs and expenses	(71)	(70)
Total costs and expenses	(268)	(268)

Income tax expense	(9)	(8)
Net income applicable to common shareholders	$34	$27

Adjusted net income	$31	$29
Realized capital gains and losses, after-tax	3	(2)
Net income applicable to common shareholders	$34	$27

Benefit ratio (1)	50.3	52.1

Operating expense ratio (2)	24.7	24.5

Reserve for life-contingent contract benefits as of March 31	$1,005	$989

Contractholder funds as of March 31	$904	$893

Policies in force as of March 31 (in thousands)	4,322	4,260

(1)	Benefit ratio is calculated as contract benefits divided by premiums and contract charges.

(2)	Operating expense ratio is calculated as operating costs and expenses divided by premiums and contract charges.
Net income applicable to common shareholders was $34 million in the first quarter of 2019 compared to $27 million in the first quarter of 2018.
Adjusted net income increased to $31 million in the first quarter of 2019 compared to $29 million in the first quarter of 2018, primarily due to lower contract benefits, partially offset by higher amortization of DAC.
Premiums and contract charges increased 0.7% or $2 million in the first quarter of 2019 compared to the first quarter of 2018.

Premiums and contract charges by product
	Three months ended March 31,
($ in millions)	2019	2018
Life	$38	$38
Accident	76	74
Critical illness	122	121
Short-term disability	26	27
Other health	26	26
Premiums and contract charges	$288	$286

78 www.allstate.com

Allstate Benefits Segment Results

Contract benefits decreased 2.7% or $4 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to favorable mortality experience in life products.
Benefit ratio decreased to 50.3 in the first quarter of 2019 compared to 52.1 in the first quarter of 2018, primarily due to favorable mortality experience in life products.

Operating costs and expenses
	Three months ended March 31,
($ in millions)	2019	2018
Non-deferrable commissions	$26	$27
General and administrative expenses	45	43
Total operating costs and expenses	$71	$70
Operating costs and expenses increased 1.4% or $1 million in the first quarter of 2019 compared to the same period of 2018.
Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
($ in millions)	March 31, 2019	December 31, 2018
Traditional life insurance	$272	$269
Accident and health insurance	733	738
Reserve for life-contingent contract benefits	$1,005	$1,007

First Quarter 2019 Form 10-Q 79

Segment Results Allstate Annuities

Allstate Annuities Segment

Summarized financial information
	Three months ended March 31,
($ in millions)	2019	2018
Revenues
Contract charges	$3	$3
Net investment income	190	290
Realized capital gains and losses	156	(29)
Total revenues	349	264

Costs and expenses
Contract benefits	(138)	(150)
Interest credited to contractholder funds	(81)	(83)
Amortization of DAC	(2)	(1)
Operating costs and expenses	(7)	(9)
Total costs and expenses	(228)	(243)

Gain on disposition of operations	1	1
Income tax expense	(25)	(5)
Net income applicable to common shareholders	$97	$17

Adjusted net (loss) income	$(25)	$35
Realized capital gains and losses, after-tax	124	(23)
Valuation changes on embedded derivatives not hedged, after-tax	(3)	4
Gain on disposition of operations, after-tax	1	1
Net income applicable to common shareholders	$97	$17

Reserve for life-contingent contract benefits as of March 31	$8,497	$8,707

Contractholder funds as of March 31	$9,571	$10,643

Policies in force as of March 31 (in thousands)
Deferred annuities	123	137
Immediate annuities	83	88
Total	206	225
Net income applicable to common shareholders was $97 million in the first quarter of 2019 compared to $17 million in the first quarter of 2018.
Adjusted net loss was $25 million in the first quarter of 2019 compared to adjusted net income of $35 million in the first quarter of 2018. The change was primarily due to decreased net investment income, partially offset by lower contract benefits.
Net investment income decreased 34.5% or $100 million in the first quarter of 2019 compared to the first quarter of 2018, due to lower performance-based investment results, mainly from limited partnership interests, and lower average investment balances. Performance-based results reflect lower asset appreciation related to private equity investments.
Net realized capital gains in the first quarter of 2019 primarily related to increased valuation of equity investments.
Contract benefits decreased 8.0% or $12 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to immediate annuity mortality experience that was favorable in comparison to the prior year.

Benefit spread reflects our mortality results using the difference between contract charges earned and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies. This implied interest totaled $121 million in the first quarter of 2019 compared to $124 million in the first quarter of 2018. Total benefit spread was $(15) million in first quarter 2019 compared to $(24) million in first quarter 2018.
Interest credited to contractholder funds decreased 2.4% or $2 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $3 million in the first quarter of 2019 compared to a decrease of $4 million in the first quarter of 2018.

80 www.allstate.com

Allstate Annuities Segment Results

Investment spread reflects the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits and is used to analyze the impact of net investment income and interest credited to contractholders on net income.

Investment spread
	Three months ended March 31,
($ in millions)	2019	2018
Investment spread before valuation changes on embedded derivatives not hedged	$(9)	$79
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(3)	4
Total investment spread	$(12)	$83
Investment spread before valuation changes on embedded derivatives not hedged decreased by $88 million to $(9) million in the first quarter of 2019 compared to $79 million in the first quarter of 2018, primarily due to lower investment income, mainly from limited partnership interests.

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

Analysis of investment spread
	Three months ended March 31,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2019	2018	2019	2018	2019	2018
Deferred fixed annuities	4.2%	4.0%	2.7%	2.8%	1.5%	1.2%
Immediate fixed annuities with and without life contingencies	3.6	6.9	5.9	6.0	(2.3)	0.9
Operating costs and expenses decreased by $2 million in the first quarter of 2019 compared to the same period of 2018, primarily due to lower technology and employee-related costs.
Analysis of reserves and contractholder funds

Product Liabilities
($ in millions)	March 31, 2019	December 31, 2018
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	$4,987	$4,990
Standard structured settlements and SPIA (2)	3,401	3,425
Other	109	109
Reserve for life-contingent contract benefits	$8,497	$8,524

Deferred fixed annuities	$6,962	$7,156
Immediate fixed annuities without life contingencies	2,478	2,525
Other	131	136
Contractholder funds	$9,571	$9,817

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

First Quarter 2019 Form 10-Q 81

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

Changes in contractholder funds
	Three months ended March 31,
($ in millions)	2019	2018
Contractholder funds, beginning balance	$9,817	$10,936

Deposits	5	4

Interest credited	80	82

Benefits, withdrawals and other adjustments
Benefits	(141)	(156)
Surrenders and partial withdrawals	(181)	(201)
Contract charges	(2)	(2)
Net transfers from separate accounts	(1)	—
Other adjustments (1)	(6)	(20)
Total benefits, withdrawals and other adjustments	(331)	(379)
Contractholder funds, ending balance	$9,571	$10,643

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

Contractholder funds decreased 2.5% in the first quarter of 2019, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities but still accept additional deposits on existing contracts.

Surrenders and partial withdrawals decreased 10.0% to $181 million in the first quarter of 2019 from $201 million in the first quarter of 2018. The annualized surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of year contractholder funds, was 11.1% in the first three months of 2019 compared to 10.7% in the first three months of 2018.

82 www.allstate.com

Investments

Investments

Portfolio composition and strategy by reporting segment (1)
	As of March 31, 2019
($ in millions)	Property-Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other	Total
Fixed income securities (2)	$32,134	$1,048	$7,571	$1,253	$14,243	$1,953	$58,202
Equity securities (3)	4,182	162	73	96	1,257	32	5,802
Mortgage loans	360	—	1,877	206	2,238	—	4,681
Limited partnership interests	4,288	—	—	—	3,205	—	7,493
Short-term investments (4)	2,325	108	401	41	913	369	4,157
Other	1,521	—	1,294	304	667	—	3,786
Total	$44,810	$1,318	$11,216	$1,900	$22,523	$2,354	$84,121

Percent to total	53.3%	1.6%	13.3%	2.2%	26.8%	2.8%	100.0%

Market-based core	$31,512	$1,318	$11,216	$1,900	$17,784	$2,354	$66,084
Market-based active	8,831	—	—	—	1,297	—	10,128
Performance-based	4,467	—	—	—	3,442	—	7,909
Total	$44,810	$1,318	$11,216	$1,900	$22,523	$2,354	$84,121

(1)	Balances reflect the elimination of related party investments between segments.

(2)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.71 billion, $1.03 billion, $7.24 billion, $1.23 billion, $13.69 billion, $1.93 billion and $56.83 billion for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in Total, respectively.

(3)
Equity securities are carried at fair value. The fair value of equity securities held as of March 31, 2019, was $1.04 billion in excess of cost. These net gains were primarily concentrated in the consumer goods and technology sectors and in domestic equity index funds.

(4)	Short-term investments are carried at fair value.
Investments totaled $84.12 billion as of March 31, 2019, increasing from $81.26 billion as of December 31, 2018, primarily due to higher fixed income and equity valuations and positive operating cash flows, partially offset by dividends paid to shareholders and net reductions in contractholder funds.
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

First Quarter 2019 Form 10-Q 83

Investments

Portfolio composition by investment strategy
	As of March 31, 2019
($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$49,744	$8,369	$89	$58,202
Equity securities	5,015	568	219	5,802
Mortgage loans	4,681	—	—	4,681
Limited partnership interests	543	180	6,770	7,493
Short-term investments	3,285	872	—	4,157
Other	2,816	139	831	3,786
Total	$66,084	$10,128	$7,909	$84,121
% of total	78.6%	12.0%	9.4%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$1,264	$107	$—	$1,371
Other	(3)	—	—	(3)
Total	$1,261	$107	$—	$1,368

Fixed income securities by type
	Fair value as of
($ in millions)	March 31, 2019	December 31, 2018
U.S. government and agencies	$3,892	$5,517
Municipal	9,264	9,169
Corporate	42,699	40,136
Foreign government	752	747
Asset-backed securities (“ABS”)	1,058	1,045
Residential mortgage-backed securities (“RMBS”)	442	464
Commercial mortgage-backed securities (“CMBS”)	73	70
Redeemable preferred stock	22	22
Total fixed income securities	$58,202	$57,170
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of March 31, 2019, 89.9% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

84 www.allstate.com

Investments

Fair value and unrealized net capital gains and losses for fixed income securities by credit quality
	As of March 31, 2019
	Investment grade		Below investment grade		Total
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Percent rated investment grade
U.S. government and agencies	$3,892	$117	$—	$—	$3,892	$117	100.0%
Municipal
Tax exempt	7,102	152	30	—	7,132	152	99.6%
Taxable	2,093	231	39	2	2,132	233	98.2%
Total Municipal	9,195	383	69	2	9,264	385	99.3%
Corporate
Public	28,061	548	3,011	21	31,072	569	90.3%
Privately placed	9,278	177	2,349	10	11,627	187	79.8%
Total Corporate	37,339	725	5,360	31	42,699	756	87.4%
Foreign government	744	20	8	—	752	20	98.9%
ABS
Collateralized debt obligations (“CDO”)	233	(3)	23	—	256	(3)	91.0%
Consumer and other asset-backed securities (“Consumer and other ABS”) (1)	776	2	26	(1)	802	1	96.8%
Total ABS	1,009	(1)	49	(1)	1,058	(2)	95.4%
RMBS
U.S. government sponsored entities (“U.S. Agency”)	77	1	—	—	77	1	100.0%
Non-agency	33	2	332	85	365	87	9.0%
Total RMBS	110	3	332	85	442	88	24.9%
CMBS	36	—	37	6	73	6	49.3%
Redeemable preferred stock	22	1	—	—	22	1	100.0%
Total fixed income securities	$52,347	$1,248	$5,855	$123	$58,202	$1,371	89.9%

(1)
Total Consumer and other ABS consists of $265 million of consumer auto, $214 million of credit card and $323 million of other ABS with unrealized net capital gains of zero, zero and $1 million, respectively.

Municipal bonds include general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds include publicly traded and privately placed securities. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS includes CDO and Consumer and other ABS. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
RMBS is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.
CMBS investments are primarily traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. The equity securities portfolio was $5.80 billion as of March 31, 2019.
Mortgage loans, which are primarily held in the life and annuity portfolios, totaled $4.68 billion as of March 31, 2019, and primarily comprise loans secured by first mortgages on developed commercial real estate.

First Quarter 2019 Form 10-Q 85

Investments

Limited partnership interests include interests in private equity funds, real estate funds and other funds.

Carrying value and other information for limited partnership interests
	As of March 31, 2019
($ in millions)	Limited partnership interests (1)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$5,788	145	287	$187
Real estate	984	38	77	61
Other	721	11	12	361
Total	$7,493	194	376

(1)	We have commitments to invest in additional limited partnership interests totaling $2.89 billion.
Unrealized net capital gains totaled $1.37 billion as of March 31, 2019 compared to $33 million as of December 31, 2018.

Unrealized net capital gains (losses)
($ in millions)	March 31, 2019	December 31, 2018
U.S. government and agencies	$117	$131
Municipal	385	206
Corporate	756	(400)
Foreign government	20	8
ABS	(2)	(4)
RMBS	88	87
CMBS	6	7
Redeemable preferred stock	1	1
Fixed income securities	1,371	36
Derivatives	(3)	(3)
Unrealized net capital gains and losses, pre-tax	$1,368	$33
The unrealized net capital gain for the fixed income portfolio totaled $1.37 billion, comprised of $1.64 billion of gross unrealized gains and $264 million of gross unrealized losses as of March 31, 2019. This compares to an unrealized net capital gain for the fixed income portfolio totaling $36 million, comprised of $993 million of gross unrealized gains and $957 million of gross unrealized losses as of December 31, 2018. Fixed income valuations increased primarily due to a decrease in risk-free interest rates and tighter credit spreads.

86 www.allstate.com

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	As of March 31, 2019
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$12,327	$215	$(82)	$12,460
Utilities	5,376	274	(43)	5,607
Capital goods	5,004	87	(28)	5,063
Banking	4,089	55	(21)	4,123
Communications	2,809	59	(14)	2,854
Financial services	2,550	54	(13)	2,591
Technology	2,920	38	(12)	2,946
Energy	2,524	82	(11)	2,595
Transportation	1,957	69	(9)	2,017
Basic industry	2,031	58	(8)	2,081
Other	356	7	(1)	362
Total corporate fixed income portfolio	41,943	998	(242)	42,699
U.S. government and agencies	3,775	119	(2)	3,892
Municipal	8,879	393	(8)	9,264
Foreign government	732	21	(1)	752
ABS	1,060	7	(9)	1,058
RMBS	354	89	(1)	442
CMBS	67	7	(1)	73
Redeemable preferred stock	21	1	—	22
Total fixed income securities	$56,831	$1,635	$(264)	$58,202
The consumer goods, utilities and capital goods sectors comprise 29%, 13% and 12%, respectively, of the carrying value of our corporate fixed income securities portfolio as of March 31, 2019. The consumer goods, utilities and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2019.

In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

First Quarter 2019 Form 10-Q 87

Investments

Net investment income
	Three months ended March 31,
($ in millions)	2019	2018
Fixed income securities	$538	$508
Equity securities	30	34
Mortgage loans	53	51
Limited partnership interests	9	180
Short-term investments	26	12
Other	63	66
Investment income, before expense	719	851
Investment expense (1)(2)	(71)	(65)
Net investment income	$648	$786

Market-based core	$613	$583
Market-based active	82	71
Performance-based	24	197
Investment income, before expense	$719	$851

(1)
Investment expense includes $20 million and $18 million of investee level expenses in the first quarter of 2019 and 2018, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(2)
Investment expense includes $11 million and $4 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the first quarter of 2019 and 2018, respectively.

Net investment income decreased 17.6% or $138 million in the first three months of 2019 compared to the same period of 2018 due to lower performance-based investment results, mainly from limited partnerships, partially offset by higher market-based income.

Performance-based investment income
	Three months ended March 31,
($ in millions)	2019	2018
Limited partnerships
Private equity	$(5)	$177
Real estate	12	3
Performance-based - limited partnerships	7	180

Non-limited partnerships
Private equity	3	2
Real estate	14	15
Performance-based - non-limited partnerships	17	17

Total
Private equity	(2)	179
Real estate	26	18
Total performance-based	$24	$197

Investee level expenses (1)	$(18)	$(16)

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income decreased 87.8% or $173 million in the first quarter of 2019 compared to the first quarter of 2018. The decrease reflects lower asset appreciation related to private equity investments. The five highest contributing performance-based investments in each period generated investment income of $42 million and $49 million in the first three months of 2019 and 2018, respectively. Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

88 www.allstate.com

Investments

Components of realized capital gains (losses) and the related tax effect
	Three months ended March 31,
($ in millions)	2019	2018
Impairment write-downs
Fixed income securities	$(2)	$(1)
Limited partnership interests	(1)	—
Other investments	(11)	—
Total impairment write-downs	(14)	(1)
Net OTTI losses recognized in earnings	(14)	(1)
Sales	95	(42)
Valuation of equity investments	627	(83)
Valuation and settlements of derivative instruments	(46)	(8)
Realized capital gains and losses, pre-tax	662	(134)
Income tax (expense) benefit	(138)	28
Realized capital gains and losses, after-tax	$524	$(106)

Market-based core	$519	$(77)
Market-based active	86	(49)
Performance-based	57	(8)
Realized capital gains and losses, pre-tax	$662	$(134)
Realized capital gains in the first quarter of 2019, related primarily to increased valuation of equity investments and gains on sales of fixed income securities and investments in real estate, partially offset by losses on valuation and settlements of derivative instruments.
Sales resulted in $95 million of net realized capital gains in the three months ended March 31, 2019. Sales related primarily to fixed income securities in connection with ongoing portfolio management as well as sales of investments in real estate.
Valuation of equity investments resulted in gains of $627 million for the three months ended March 31,

2019, which included $553 million of appreciation in the valuation of equity securities and $74 million of appreciation primarily for certain limited partnerships where the underlying assets are predominately public equity securities.
Valuation and settlements of derivative instruments generated losses of $46 million for the three months ended March 31, 2019, primarily comprised of losses on equity options used for risk management due to an increase in equity indices, partially offset by gains on total return swaps used for asset replication due to increases in equity indices.

Realized capital gains (losses) for performance-based investments
	Three months ended March 31,
($ in millions)	2019	2018
Impairment write-downs	$(1)	$—
Net OTTI losses recognized in earnings	(1)	—
Sales	29	—
Valuation of equity investments	25	—
Valuation and settlements of derivative instruments	4	(8)
Total performance-based	$57	$(8)
Realized capital gains on performance-based investments were $57 million in the first quarter of 2019 and primarily related to gains on sales of investments in real estate and increased valuation of equity investments.

First Quarter 2019 Form 10-Q 89

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	March 31, 2019	December 31, 2018
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$22,333	$21,194
Accumulated other comprehensive income	1,085	118
Total shareholders’ equity	23,418	21,312
Debt	6,453	6,451
Total capital resources	$29,871	$27,763

Ratio of debt to shareholders’ equity	27.6%	30.3%
Ratio of debt to capital resources	21.6%	23.2%
Shareholders’ equity increased in the first three months of 2019, primarily due to increased unrealized capital gains on investments and net income. In the three months ended March 31, 2019, we paid dividends of $158 million and $31 million related to our common and preferred shares, respectively.
Common share repurchases As of March 31, 2019, there was $2.07 billion remaining on the $3.00 billion common share repurchase program that is expected to be completed by April 2020. Funding for the repurchase program may include potential preferred stock issuances of up to $1.00 billion. In December 2018, we entered into an accelerated share repurchase agreement (“ASR agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), to purchase $1.00 billion of our outstanding common stock. Under the ASR agreement, we paid $1.00 billion upfront and initially acquired 10.7 million shares. The actual number of shares repurchased under this ASR agreement, and the average price paid per share, will be determined at the completion of the ASR agreement based on the volume weighted average price of Allstate’s common stock during the period of Wells Fargo’s purchases. This ASR agreement is expected to be completed on or before May 3, 2019, and as a result, there were no Company common share repurchases in the first quarter of 2019. Upon completion of the ASR agreement, about $1.90 billion will remain on the $3.00 billion common share repurchase program.
Common shareholder dividends On January 2, 2019, we paid a common shareholder dividend of $0.46. On February 8, 2019, we declared common shareholder dividend of $0.50 payable on April 1, 2019.
Debt $317 million of senior debt is scheduled to mature in May 2019.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e. debt), exposure to risks such as catastrophes and the current level of operating leverage. The preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. There have been no changes to Allstate Life Insurance Company (“ALIC”), Allstate Insurance Company (“AIC”) or Allstate Assurance Company ratings from A.M. Best, S&P or Moody’s since December 31, 2018.
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
The Allstate Corporation is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain subsidiaries, which include, but are not limited to ALIC and AIC. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. ALIC and AIC each serve as a lender and borrower, certain other subsidiaries serve only as borrowers, and the Corporation serves only as a lender. AIC also has a capital support agreement with ALIC. Under the capital support agreement, AIC is committed to providing capital to ALIC to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.
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

90 www.allstate.com

Capital Resources and Liquidity

given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.
Parent company capital capacity Parent holding company deployable assets totaled $2.34 billion as of March 31, 2019, comprised of cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
In the first three months of 2019, AIC paid dividends totaling $1.06 billion to its parent, Allstate Insurance Holdings, LLC, which then paid $1.06 billion of dividends to the Corporation.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of March 31, 2019, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first three months of 2019, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:

•	The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2019, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 16.3% as of March 31, 2019. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the first quarter of 2019.

•
The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2021. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 567 million shares of treasury stock as of March 31, 2019), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $18.16 billion as of March 31, 2019.

Contractholder funds by contractual withdrawal provisions
($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,817	15.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,764	26.3
Market value adjustments (2)	934	5.1
Subject to discretionary withdrawal without adjustments (3)	9,646	53.1
Total contractholder funds (4)	$18,161	100.0%

(1)	Includes $937 million of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$462 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $720 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

First Quarter 2019 Form 10-Q 91

Capital Resources and Liquidity

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

The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.0% in both the first three months of 2019 and 2018, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

92 www.allstate.com

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
Insurance Industry Risks (1) adverse changes in the nature and level of catastrophes and severe weather events; (2) our catastrophe management strategy on premium growth; (3) unexpected increases in the frequency or severity of claims; (4) the cyclical nature of the property and casualty businesses; (5) the availability of reinsurance at current levels and prices; (6) risk of our reinsurers; (7) changing climate and weather conditions; (8) changes in underwriting and actual experience; (9) changes in reserve estimates; (10) changes in estimates of profitability on interest-sensitive life products
Financial Risks (11) conditions in the global economy and capital markets; (12) a downgrade in financial strength ratings; (13) the effect of adverse capital and credit market conditions; (14) possible impairments in the value of goodwill; (15) the realization of deferred tax assets; (16) restrictions on our subsidiaries’ ability to pay dividends; (17) restrictions under the terms of certain of our securities on our ability to pay dividends or repurchase our stock
Investment Risks (18) market risk and declines in credit quality relating to our investment portfolio; (19) our subjective determination of the amount of realized capital losses recorded for impairments of our investments and the fair value of our fixed income and equity securities; (20) the influence of changes in market interest rates or performance-based investment returns on our annuity business
Operational Risks (21) impacts of new or changing technologies on our business; (22) failure in cyber or other information security controls, as well as the occurrence of events unanticipated in our disaster recovery systems and business continuity planning; (23) misconduct or fraudulent acts by employees, agents and third parties; (24) the impact of a large scale pandemic, the threat or occurrence of terrorism or military action; (25) loss of key vendor relationships or failure of a vendor to protect confidential, proprietary and personal information; (26) intellectual property infringement, misappropriation and third party claims
Regulatory and Legal Risks (27) regulatory changes, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (28) regulatory reforms and restrictive regulations; (29) changes in tax laws; (30) our ability to mitigate the capital impact associated with statutory reserving and capital requirements; (31) changes in accounting standards; (32) losses from legal and regulatory actions; (33) our participation in indemnification programs, including state industry pools and facilities; (34) impacts from the Covered Agreement, including changes in state insurance laws
Strategic Risks (35) competition in the insurance industry and impact of new or changing technologies; (36) market convergence and regulatory changes on our risk segmentation and pricing; (37) acquisitions and divestitures of businesses; and (38) reducing our concentration in spread-based business and exiting certain distribution channels
Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent annual report on Form 10-K. Forward- looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

First Quarter 2019 Form 10-Q 93

Part II. Other Information Even

Part II. Other Information
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 11 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
January 1, 2019 - January 31, 2019
Open Market Purchases	1,077,831	$84.4994	—
February 1, 2019 - February 28, 2019
Open Market Purchases	326,065	$92.4600	—
March 1, 2019 - March 31, 2019
Open Market Purchases	3	$92.5300	—
Total	1,403,899	$86.3483	—	$2.07 billion

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

January: 322
February: 326,065
March: 3
The Allstate 401(k) Saving Plan acquired the following shares in connection with Allstate’s contribution to the plan based on its matching obligations.
January: 1,077,509
February: none
March: none

(2)	On October 31, 2018, we announced the approval of a common share repurchase program for $3 billion, which is expected to be completed by April 2020.

94 www.allstate.com

Other Information Part II.

Item 6. Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

10.1	Offer Letter dated February 16, 2016, to Glenn T. Shapiro					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 1, 2019, concerning unaudited interim financial information					X
18	Preferability Letter of Deloitte & Touche LLP dated May 1, 2019					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

First Quarter 2019 Form 10-Q 95

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 1, 2019	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller, and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

96 www.allstate.com