Form 10-Q
period 2019-06-30
ALLSTATE CORP
filed 2019-07-30
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-11840
THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2775 Sanders Road, Northbrook, Illinois    60062
(Address of principal executive offices)    (Zip Code)
Registrant’s telephone number, including area code: (847) 402-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $.01 per share	ALL	New York Stock Exchange Chicago Stock Exchange
5.100% Fixed-to-Floating Rate Subordinated Debentures due 2053	ALL.PR.B	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 5.625% Noncumulative Preferred Stock, Series A	ALL PR A	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 6.625% Noncumulative Preferred Stock, Series D	ALL PR D	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 6.625% Noncumulative Preferred Stock, Series E	ALL PR E	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 6.250% Noncumulative Preferred Stock, Series F	ALL PR F	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 5.625% Noncumulative Preferred Stock, Series G	ALL PR G	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2019, the registrant had 329,191,792 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
June 30, 2019

Condensed Consolidated Financial Statements

Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Property and casualty insurance premiums	$8,986	$8,460	$17,788	$16,746
Life premiums and contract charges	621	612	1,249	1,228
Other revenue	271	228	521	444
Net investment income	942	824	1,590	1,610
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(12)	(4)	(28)	(4)
OTTI losses reclassified (from) to other comprehensive income ("OCI")	(3)	—	(1)	(1)
Net OTTI losses recognized in earnings	(15)	(4)	(29)	(5)
Sales and valuation changes on equity investments and derivatives	339	(21)	1,015	(154)
Total realized capital gains and losses	324	(25)	986	(159)
Total revenues	11,144	10,099	22,134	19,869

Costs and expenses
Property and casualty insurance claims and claims expense	6,356	5,777	12,176	10,906
Life contract benefits	511	483	1,008	987
Interest credited to contractholder funds	156	165	318	326
Amortization of deferred policy acquisition costs	1,362	1,296	2,726	2,569
Operating costs and expenses	1,380	1,358	2,760	2,661
Pension and other postretirement remeasurement gains and losses	125	(7)	140	7
Restructuring and related charges	9	23	27	42
Amortization of purchased intangibles	32	23	64	45
Impairment of purchased intangibles	55	—	55	—
Interest expense	82	86	165	169
Total costs and expenses	10,068	9,204	19,439	17,712

Gain on disposition of operations	2	2	3	3

Income from operations before income tax expense	1,078	897	2,698	2,160

Income tax expense	227	180	555	437

Net income	851	717	2,143	1,723

Preferred stock dividends	30	39	61	68

Net income applicable to common shareholders	$821	$678	$2,082	$1,655

Earnings per common share
Net income applicable to common shareholders per common share - Basic	$2.47	$1.94	$6.27	$4.71
Weighted average common shares - Basic	332.0	349.2	332.3	351.6
Net income applicable to common shareholders per common share - Diluted	$2.44	$1.91	$6.17	$4.63
Weighted average common shares - Diluted	336.9	354.6	337.2	357.2

See notes to condensed consolidated financial statements.

Second Quarter 2019 Form 10-Q 1

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$851	$717	$2,143	$1,723

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	682	(133)	1,656	(698)
Unrealized foreign currency translation adjustments	4	(6)	9	(8)
Unamortized pension and other postretirement prior service credit	(11)	(16)	(23)	(30)
Other comprehensive income (loss), after-tax	675	(155)	1,642	(736)

Comprehensive income	$1,526	$562	$3,785	$987

See notes to condensed consolidated financial statements.

2 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	June 30, 2019	December 31, 2018
Assets
Investments
Fixed income securities, at fair value (amortized cost $56,008 and $57,134)	$58,484	$57,170
Equity securities, at fair value (cost $6,673 and $4,489)	7,906	5,036
Mortgage loans	4,687	4,670
Limited partnership interests	7,818	7,505
Short-term, at fair value (amortized cost $3,740 and $3,027)	3,740	3,027
Other	3,856	3,852
Total investments	86,491	81,260
Cash	599	499
Premium installment receivables, net	6,380	6,154
Deferred policy acquisition costs	4,667	4,784
Reinsurance and indemnification recoverables, net	9,292	9,565
Accrued investment income	633	600
Property and equipment, net	1,058	1,045
Goodwill	2,547	2,530
Other assets	3,649	3,007
Separate Accounts	3,058	2,805
Total assets	$118,374	$112,249
Liabilities
Reserve for property and casualty insurance claims and claims expense	$28,105	$27,423
Reserve for life-contingent contract benefits	12,337	12,208
Contractholder funds	17,964	18,371
Unearned premiums	14,752	14,510
Claim payments outstanding	915	1,007
Deferred income taxes	997	425
Other liabilities and accrued expenses	9,142	7,737
Long-term debt	6,628	6,451
Separate Accounts	3,058	2,805
Total liabilities	93,898	90,937
Commitments and Contingent Liabilities (Note 12)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 79.8 thousand issued and outstanding, $1,995 aggregate liquidation preference	1,930	1,930
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 330 million and 332 million shares outstanding	9	9
Additional capital paid-in	3,477	3,310
Retained income	45,803	44,033
Deferred Employee Stock Ownership Plan (“ESOP”) expense	(3)	(3)
Treasury stock, at cost (570 million and 568 million shares)	(28,500)	(28,085)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	83	75
Other unrealized net capital gains and losses	1,865	(51)
Unrealized adjustment to DAC, DSI and insurance reserves	(294)	(26)
Total unrealized net capital gains and losses	1,654	(2)
Unrealized foreign currency translation adjustments	(40)	(49)
Unamortized pension and other postretirement prior service credit	146	169
Total accumulated other comprehensive income (“AOCI”)	1,760	118
Total shareholders’ equity	24,476	21,312
Total liabilities and shareholders’ equity	$118,374	$112,249

See notes to condensed consolidated financial statements.

Second Quarter 2019 Form 10-Q 3

Condensed Consolidated Financial Statements

The Allstate Corporate and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,930	2,303	1,930	1,746
Preferred stock issuance	—	—	—	557
Balance, end of period	1,930	2,303	1,930	2,303

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,291	3,367	3,310	3,313
Forward contract on accelerated share repurchase agreement	150	—	150	45
Activity under equity incentive plans	36	24	17	33
Balance, end of period	3,477	3,391	3,477	3,391

Retained income
Balance, beginning of period	45,148	43,479	44,033	41,579
Cumulative effect of change in accounting principle	—	—	21	1,088
Net income	851	717	2,143	1,723
Dividends on common stock (declared per share of $0.50, $0.46, $1.00 and $0.92)	(166)	(160)	(333)	(325)
Dividends on preferred stock	(30)	(39)	(61)	(68)
Balance, end of period	45,803	43,997	45,803	43,997

Deferred ESOP expense	(3)	(3)	(3)	(3)

Treasury stock
Balance, beginning of period	(28,042)	(26,280)	(28,085)	(25,982)
Shares acquired	(498)	(559)	(498)	(892)
Shares reissued under equity incentive plans, net	40	21	83	56
Balance, end of period	(28,500)	(26,818)	(28,500)	(26,818)

Accumulated other comprehensive income
Balance, beginning of period	1,085	398	118	1,889
Cumulative effect of change in accounting principle	—	—	—	(910)
Change in unrealized net capital gains and losses	682	(133)	1,656	(698)
Change in unrealized foreign currency translation adjustments	4	(6)	9	(8)
Change in unamortized pension and other postretirement prior service credit	(11)	(16)	(23)	(30)
Balance, end of period	1,760	243	1,760	243
Total shareholders’ equity	$24,476	$23,122	$24,476	$23,122

See notes to condensed consolidated financial statements.

4 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$2,143	$1,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	317	248
Realized capital gains and losses	(986)	159
Pension and other postretirement remeasurement gains and losses	140	7
Gain on disposition of operations	(3)	(3)
Interest credited to contractholder funds	318	326
Impairment of purchased intangibles	55	—
Changes in:
Policy benefits and other insurance reserves	211	(22)
Unearned premiums	214	211
Deferred policy acquisition costs	(27)	(80)
Premium installment receivables, net	(209)	(185)
Reinsurance recoverables, net	235	(9)
Income taxes	159	(238)
Other operating assets and liabilities	(505)	(47)
Net cash provided by operating activities	2,062	2,090
Cash flows from investing activities
Proceeds from sales
Fixed income securities	17,811	19,515
Equity securities	2,098	3,576
Limited partnership interests	391	182
Other investments	223	135
Investment collections
Fixed income securities	1,243	1,442
Mortgage loans	294	315
Other investments	138	235
Investment purchases
Fixed income securities	(17,436)	(20,401)
Equity securities	(4,189)	(3,901)
Limited partnership interests	(672)	(873)
Mortgage loans	(311)	(316)
Other investments	(394)	(535)
Change in short-term investments, net	(213)	(512)
Change in other investments, net	66	(35)
Purchases of property and equipment, net	(173)	(128)
Acquisition of operations	(18)	(10)
Net cash used in investing activities	(1,142)	(1,311)
Cash flows from financing activities
Proceeds from issuance of long-term debt	492	498
Redemption and repayment of long-term debt	(317)	(401)
Proceeds from issuance of preferred stock	—	557
Contractholder fund deposits	504	506
Contractholder fund withdrawals	(876)	(997)
Dividends paid on common stock	(324)	(295)
Dividends paid on preferred stock	(61)	(58)
Treasury stock purchases	(332)	(838)
Shares reissued under equity incentive plans, net	44	28
Other	50	93
Net cash used in financing activities	(820)	(907)
Net increase (decrease) in cash	100	(128)
Cash at beginning of period	499	617
Cash at end of period	$599	$489
See notes to condensed consolidated financial statements.

Second Quarter 2019 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of June 30, 2019 and for the three and six month periods ended June 30, 2019 and 2018 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed February 15, 2019, and the Company’s Current Report on Form 8-K filed on May 16, 2019, Exhibit 99.1, reflecting the Company’s 2018 Form 10-K with adjustments to Part II. Item 6., Item 7. and Item 8. for the Company’s change in accounting principle for pension and other postretirement benefit plans. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
To conform to the current year presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.
Impairment of purchased intangibles
During the second quarter of 2019, the Company made the decision to phase-out the use of the SquareTrade trade name in the United States and sell consumer protection plans under the Allstate Protection Plan name. The SquareTrade trade name will continue to be used outside of the United States. The change in the second quarter of 2019 required an impairment evaluation of the indefinite-lived intangible asset recognized in the Service Businesses segment for SquareTrade’s trade name that was recorded when SquareTrade was acquired in 2017.

As a result, the Company recognized an impairment of $55 million pre-tax during the second quarter of 2019.
Adopted accounting standards
Accounting for Leases Effective January 1, 2019 the Company adopted new Financial Accounting Standards Board (“FASB”) guidance related to accounting for leases. Upon adoption of the guidance under the optional transition method that allows application of the transition provisions at the adoption date instead of the earliest period presented, the Company recorded a $585 million lease liability equal to the present value of lease payments and a $488 million right-of-use (“ROU”) asset, which is the corresponding lease liability adjusted for qualifying accrued lease payments. The lease liability and ROU asset were reported as part of other liabilities and other assets on the Condensed Consolidated Statements of Financial Position. The impact of these changes at adoption had no impact on net income or shareholders’ equity. Prior periods were not restated under the new standard. The Company utilized practical expedients which do not require reassessment of existing contracts for the existence of a lease or reassessment of existing lease classifications.
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

6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Changes to significant accounting policies
Leases The Company has certain operating leases for office facilities, computer and office equipment, and vehicles. The Company’s leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 60 days.
The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs for these leases are recorded on a straight-line basis over the lease term. Operating leases with terms greater than one year result in a lease liability recorded in other liabilities with a corresponding ROU asset recorded in other assets. As of June 30, 2019, the Company had $558 million in lease liabilities and $461 million in ROU assets.
Operating lease liabilities are recognized at the commencement date based on the present value of future minimum lease payments over the lease term. ROU assets are recognized based on the corresponding lease liabilities adjusted for qualifying initial direct costs, prepaid or accrued lease payments and unamortized lease incentives. As most of the Company’s leases do not disclose the implicit interest rate, the Company uses collateralized incremental borrowing rates based on information available at lease commencement when determining the present value of future lease payments. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease. Lease terms may include options to extend or terminate the lease which are incorporated into the Company’s measurements when it is reasonably certain that the Company will exercise the option.
Operating lease costs are recognized on a straight-line basis over the lease term and include interest expense on the lease liability and amortization of the ROU asset. Variable lease costs are expensed as incurred and include maintenance costs and real estate taxes. Lease costs are reported in operating costs and expenses and totaled $42 million and $83 million, including $8 million and $15 million of variable lease costs for the three and six months ended June 30, 2019, respectively.

Other information related to operating leases
As of June 30, 2019
Weighted average remaining lease term (years)	6
Weighted average discount rate	3.39%

Maturity of lease liabilities
($ in millions)	Operating leases
2019 (1)	$50
2020	136
2021	107
2022	89
2023	74
2024	57
Thereafter	105
Total lease payments	$618
Less: interest	(60)
Present value of lease liabilities	$558

(1)	Excludes maturity of lease liabilities for the six months ended June 30, 2019.
Pending accounting standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost and includes reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for a reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance that when deducted from the amortized cost basis of the related financial assets results in a net carrying value at the amount expected to be collected. The reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income.
The Company’s implementation activities, which remain in process, include review and validation of models, methodologies, data inputs and assumptions to be used to estimate expected credit losses. The implementation impacts relate primarily to the Company’s mortgage loans, bank loans and reinsurance recoverables and will depend on economic conditions and judgments at the date of adoption as well as the size and composition of the loan portfolios and reinsurance balances. The impact of adoption is

Second Quarter 2019 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

not expected to be material to the Company’s results of operations or financial position.
Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amendments to modify certain disclosure requirements for defined benefit plans. Disclosure additions relate to the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates and explanations for significant gains and losses related to changes in the benefit obligation during the reporting period. Disclosures to be removed include those that identify amounts that are expected to be reclassified out of AOCI and into the income statement in the coming year and the anticipated impact of a one-percentage point change in assumed health care cost trend rate on service and interest cost and on the accumulated benefit obligation. The amendments are effective for annual reporting periods beginning after December 15, 2020. The impacts of adoption are to the Company’s disclosures only.
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued guidance revising the accounting for certain long-duration insurance contracts. The new guidance introduces material changes to the measurement of the Company’s reserves for traditional life, life-contingent immediate annuities and certain voluntary accident and health insurance products.
Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed and updated at least annually. The effect of updating measurement assumptions other than the discount rate are required to be measured on a retrospective basis and reported in net income. In addition, cash flows under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield required to be updated through OCI at each reporting date. Current GAAP requires reserves to utilize assumptions set at policy issuance unless updated current assumptions would result in reserves that are deficient compared to the reserves recorded.
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
The new guidance is to be included in the comparable financial statements issued in reporting periods beginning after December 15, 2020, thereby requiring restatement of prior periods presented. Early adoption is permitted. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or retrospectively using actual historical experience as of contract inception. The new guidance for market risk benefits is required to be adopted retrospectively. In July 2019, the FASB voted to expose a proposal for a thirty-day comment period to delay the effective date of the new guidance for public business entities that are SEC filers to reporting periods beginning after December 15, 2021. If adopted, the proposal would extend the effective date of the new guidance for public business entities that are SEC filers by one year.
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI. The requirements of the new guidance represent a material change from existing GAAP, however, the underlying economics of the business and related cash flows are unchanged. The Company is evaluating the specific impacts of adopting the new guidance and anticipates the financial statement impact of adopting the new guidance to be material, largely attributed to the impact of transitioning to a discount rate based on an upper-medium grade fixed income investment yield and updates to mortality assumptions. The Company expects the most significant impacts will occur in the run-off annuity segment. The revised accounting for DAC will be applied prospectively using the new model and any DAC effects existing in AOCI as a result of applying existing GAAP at the date of adoption will be reversed.
Change in accounting principle
The Company changed its accounting principle for recognizing actuarial gains and losses and expected return on plan assets for its pension and other postretirement plans to a more preferable policy under U.S. GAAP. Under the new principle, remeasurement of projected benefit obligation and plan assets are immediately recognized in earnings and are referred to as pension and other postretirement remeasurement gains and losses on the Condensed Consolidated Statements of Operations. Previously, actuarial gains and losses and differences between the expected and actual returns on plan assets were recognized as a component of AOCI and were subject to amortization into earnings in future periods. This change has been applied on a retrospective basis. The Company’s policy is to remeasure its pension and postretirement plans on a quarterly basis.
Differences between expected and actual returns and changes in assumptions affect our pension and other postretirement obligations, plan assets and

8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The impacts of the adjustments on the financial statements are summarized in the following tables.

Condensed Consolidated Statements of Operations (unaudited)
	Previous accounting principle	Impact of change (1)	As reported
($ in millions, except per share data)	Three months ended June 30, 2019
Property and casualty insurance claims and claims expense	$6,376	$(20)	$6,356
Operating costs and expenses	1,401	(21)	1,380
Pension and other postretirement remeasurement gains and losses	—	125	125
Restructuring and related charges	5	4	9
Total costs and expenses	9,980	88	10,068
Income from operations before income tax expense	1,166	(88)	1,078
Income tax expense	246	(19)	227
Net income	920	(69)	851
Net income applicable to common shareholders	$890	$(69)	$821

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$2.68	$(0.21)	$2.47
Net income applicable to common shareholders per common share - Diluted	$2.64	$(0.20)	$2.44

	Six months ended June 30, 2019
Property and casualty insurance claims and claims expense	$12,205	$(29)	$12,176
Operating costs and expenses	2,789	(29)	2,760
Pension and other postretirement remeasurement gains and losses	—	140	140
Restructuring and related charges	27	—	27
Total costs and expenses	19,357	82	19,439
Income from operations before income tax expense	2,780	(82)	2,698
Income tax expense	573	(18)	555
Net income	2,207	(64)	2,143
Net income applicable to common shareholders	$2,146	$(64)	$2,082

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$6.46	$(0.19)	$6.27
Net income applicable to common shareholders per common share - Diluted	$6.36	$(0.19)	$6.17
(1) The Company merged two of its pension plans, which had no impact on our financial statements as we remeasure pension plan assets and projected benefit obligations immediately in earnings on a quarterly basis.  However, the plan merger increased the impact of change by $18 million for both the second quarter and first six months of 2019, reflecting the shorter amortization period for losses deferred in AOCI from one of the merged plans that was required as part of the merger.

Second Quarter 2019 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions, except per share data)	Three months ended June 30, 2018
Property and casualty insurance claims and claims expense	$5,792	$(15)	$5,777
Operating costs and expenses	1,384	(26)	1,358
Pension and other postretirement remeasurement gains and losses	—	(7)	(7)
Restructuring and related charges	27	(4)	23
Total costs and expenses	9,256	(52)	9,204
Income from operations before income tax expense	845	52	897
Income tax expense	169	11	180
Net income	676	41	717
Net income applicable to common shareholders	$637	$41	$678

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$1.82	$0.12	$1.94
Net income applicable to common shareholders per common share - Diluted	$1.80	$0.11	$1.91

	Six months ended June 30, 2018
Property and casualty insurance claims and claims expense	$10,941	$(35)	$10,906
Operating costs and expenses	2,717	(56)	2,661
Pension and other postretirement remeasurement gains and losses	—	7	7
Restructuring and related charges	49	(7)	42
Total costs and expenses	17,803	(91)	17,712
Income from operations before income tax expense	2,069	91	2,160
Income tax expense	418	19	437
Net income	1,651	72	1,723
Net income applicable to common shareholders	$1,583	$72	$1,655

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$4.50	$0.21	$4.71
Net income applicable to common shareholders per common share - Diluted	$4.43	$0.20	$4.63

Condensed Consolidated Statements of Comprehensive Income (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	Three months ended June 30, 2019
Net income	$920	$(69)	$851
Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	682	—	682
Unrealized foreign currency translation adjustments	7	(3)	4
Unrecognized pension and other postretirement benefit cost (1)	125	(136)	(11)
Other comprehensive income (loss), after-tax	814	(139)	675
Comprehensive income	$1,734	$(208)	$1,526

	Six months ended June 30, 2019
Net income	$2,207	$(64)	$2,143
Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	1,656	—	1,656
Unrealized foreign currency translation adjustments	14	(5)	9
Unrecognized pension and other postretirement benefit cost (1)	135	(158)	(23)
Other comprehensive income (loss), after-tax	1,805	(163)	1,642
Comprehensive income	$4,012	$(227)	$3,785
(1) Financial statement line item has been updated to “Unamortized pension and other postretirement prior service credit”.

10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions)	Three months ended June 30, 2018
Net income	$676	$41	$717
Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(133)	—	(133)
Unrealized foreign currency translation adjustments	(7)	1	(6)
Unrecognized pension and other postretirement benefit cost	22	(38)	(16)
Other comprehensive loss, after-tax	(118)	(37)	(155)
Comprehensive income	$558	$4	$562

	Six months ended June 30, 2018
Net income	$1,651	$72	$1,723
Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(698)	—	(698)
Unrealized foreign currency translation adjustments	(11)	3	(8)
Unrecognized pension and other postretirement benefit cost	45	(75)	(30)
Other comprehensive loss, after-tax	(664)	(72)	(736)
Comprehensive income	$987	$—	$987

Condensed Consolidated Statements of Financial Position (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	June 30, 2019
Deferred income taxes	$1,057	$(60)	$997
Other liabilities and accrued expenses	8,855	287	9,142
Total liabilities	93,671	227	93,898
Retained income	47,542	(1,739)	45,803
Unrealized foreign currency translation adjustments	(50)	10	(40)
Unrecognized pension and other postretirement benefit cost	(1,356)	1,502	146
Total AOCI	248	1,512	1,760
Total shareholders’ equity	$24,703	$(227)	$24,476

	Previously reported	Impact of change	As adjusted
($ in millions)	December 31, 2018
Retained income	$45,708	$(1,675)	$44,033
Unrealized foreign currency translation adjustments	(64)	15	(49)
Unrecognized pension and other postretirement benefit cost	(1,491)	1,660	169
Total AOCI	$(1,557)	$1,675	$118

Second Quarter 2019 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	Three months ended June 30, 2019
Retained income
Balance, beginning of period	$46,818	$(1,670)	$45,148
Cumulative effect of change in accounting principle	—	—	—
Net income	920	(69)	851
Dividends on common stock	(166)	—	(166)
Dividends on preferred stock	(30)	—	(30)
Balance, end of period	47,542	(1,739)	45,803

Accumulated other comprehensive income (loss)
Balance, beginning of period	(566)	1,651	1,085
Cumulative effect of change in accounting principle	—	—	—
Change in unrealized net capital gains and losses	682	—	682
Change in unrealized foreign currency translation adjustments	7	(3)	4
Change in unrecognized pension and other postretirement benefit cost (1)	125	(136)	(11)
Balance, end of period	248	1,512	1,760
Total shareholders’ equity	$24,703	$(227)	$24,476

	Six months ended June 30, 2019
Retained income
Balance, beginning of period	$45,708	$(1,675)	$44,033
Cumulative effect of change in accounting principle	21	—	21
Net income	2,207	(64)	2,143
Dividends on common stock	(333)	—	(333)
Dividends on preferred stock	(61)	—	(61)
Balance, end of period	47,542	(1,739)	45,803

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,557)	1,675	118
Cumulative effect of change in accounting principle	—	—	—
Change in unrealized net capital gains and losses	1,656	—	1,656
Change in unrealized foreign currency translation adjustments	14	(5)	9
Change in unrecognized pension and other postretirement benefit cost (1)	135	(158)	(23)
Balance, end of period	248	1,512	1,760
Total shareholders’ equity	$24,703	$(227)	$24,476
(1) Financial statement line item has been updated to “Change in unamortized pension and other postretirement prior service credit”.
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions)	Three months ended June 30, 2018
Retained income
Balance, beginning of period	$45,031	$(1,552)	$43,479
Net income	676	41	717
Dividends on common stock	(160)	—	(160)
Dividends on preferred stock	(39)	—	(39)
Balance, end of period	45,508	(1,511)	43,997

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,150)	1,548	398
Change in unrealized net capital gains and losses	(133)	—	(133)
Change in unrealized foreign currency translation adjustments	(7)	1	(6)
Change in unrecognized pension and other postretirement benefit cost	22	(38)	(16)
Balance, end of period	(1,268)	1,511	243
Total shareholders’ equity	$23,122	$—	$23,122

	Six months ended June 30, 2018
Retained income
Balance, beginning of period	$43,162	$(1,583)	$41,579
Cumulative effect of change in accounting principle	1,088	—	1,088
Net income	1,651	72	1,723
Dividends on common stock	(325)	—	(325)
Dividends on preferred stock	(68)	—	(68)
Balance, end of period	45,508	(1,511)	43,997

Accumulated other comprehensive income (loss)
Balance, beginning of period	306	1,583	1,889
Cumulative effect of change in accounting principle	(910)	—	(910)
Change in unrealized net capital gains and losses	(698)	—	(698)
Change in unrealized foreign currency translation adjustments	(11)	3	(8)
Change in unrecognized pension and other postretirement benefit cost	45	(75)	(30)
Balance, end of period	(1,268)	1,511	243
Total shareholders’ equity	$23,122	$—	$23,122

Condensed Consolidated Statements of Cash Flows (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	Six months ended June 30, 2019
Cash flows from operating activities
Net income	$2,207	$(64)	$2,143
Adjustments to reconcile net income to net cash provided by operating activities:
Pension and other postretirement remeasurement gains and losses	—	140	140
Income taxes	177	(18)	159
Other operating assets and liabilities	(447)	(58)	(505)
Net cash provided by operating activities	$2,062	$—	$2,062

Condensed Consolidated Statements of Cash Flows (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions)	Six months ended June 30, 2018
Cash flows from operating activities
Net income	$1,651	$72	$1,723
Adjustments to reconcile net income to net cash provided by operating activities:
Pension and other postretirement remeasurement gains and losses	—	7	7
Income taxes	(257)	19	(238)
Other operating assets and liabilities	51	(98)	(47)
Net cash provided by operating activities	$2,090	$—	$2,090

Second Quarter 2019 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Note 2	Earnings per Common Share
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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$851	$717	$2,143	$1,723
Less: Preferred stock dividends	30	39	61	68
Net income applicable to common shareholders	$821	$678	$2,082	$1,655

Denominator:
Weighted average common shares outstanding	332.0	349.2	332.3	351.6
Effect of dilutive potential common shares:
Stock options	3.3	3.8	3.2	3.9
Restricted stock units (non-participating) and performance stock awards	1.6	1.6	1.7	1.7
Weighted average common and dilutive potential common shares outstanding	336.9	354.6	337.2	357.2

Earnings per common share - Basic	$2.47	$1.94	$6.27	$4.71
Earnings per common share - Diluted	$2.44	$1.91	$6.17	$4.63

Anti-dilutive options excluded from diluted earnings per common share	4.1	2.3	4.5	1.7

Note 3	Acquisitions
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

14 www.allstate.com

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

Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses (“losses”), amortization of DAC, operating costs and expenses, amortization of purchased intangibles and restructuring and related charges as determined using GAAP.
Adjusted net income is net income applicable to common shareholders, excluding:

• Realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in adjusted net income

• Pension and other postretirement remeasurement gains and losses, after-tax
• Valuation changes on embedded derivatives not hedged, after-tax
• Amortization of DAC and DSI, to the extent they resulted from the recognition of certain realized capital gains and losses or valuation changes on embedded derivatives not hedged, after-tax
• Business combination expenses and the amortization or impairment of purchased intangibles, after-tax
• Gain (loss) on disposition of operations, after-tax
• Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years

Second Quarter 2019 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Property-Liability
Insurance premiums
Auto	$6,035	$5,705	$11,965	$11,296
Homeowners	1,958	1,864	3,893	3,712
Other personal lines	462	455	921	899
Commercial lines	226	165	409	301
Allstate Protection	8,681	8,189	17,188	16,208
Discontinued Lines and Coverages	—	—	—	—
Total property-liability insurance premiums	8,681	8,189	17,188	16,208
Other revenue	190	184	366	358
Net investment income	471	353	762	690
Realized capital gains and losses	256	(15)	753	(110)
Total Property-Liability	9,598	8,711	19,069	17,146

Service Businesses
Consumer product protection plans	153	121	298	244
Roadside assistance	63	68	126	132
Finance and insurance products	89	82	176	162
Intersegment premiums and service fees (1)	33	29	66	58
Other revenue	48	16	95	32
Net investment income	10	6	19	11
Realized capital gains and losses	9	(2)	17	(6)
Total Service Businesses	405	320	797	633

Allstate Life
Traditional life insurance premiums	156	148	310	294
Accident and health insurance premiums	1	1	1	1
Interest-sensitive life insurance contract charges	176	177	359	358
Other revenue	33	28	60	54
Net investment income	125	130	252	252
Realized capital gains and losses	1	(3)	(4)	(6)
Total Allstate Life	492	481	978	953

Allstate Benefits
Traditional life insurance premiums	10	10	19	19
Accident and health insurance premiums	246	245	496	493
Interest-sensitive life insurance contract charges	28	28	57	57
Net investment income	21	19	40	38
Realized capital gains and losses	2	—	6	(2)
Total Allstate Benefits	307	302	618	605

Allstate Annuities
Fixed annuities contract charges	4	3	7	6
Net investment income	296	293	486	583
Realized capital gains and losses	48	6	204	(23)
Total Allstate Annuities	348	302	697	566

Corporate and Other
Net investment income	19	23	31	36
Realized capital gains and losses	8	(11)	10	(12)
Total Corporate and Other	27	12	41	24

Intersegment eliminations (1)	(33)	(29)	(66)	(58)
Consolidated revenues	$11,144	$10,099	$22,134	$19,869

(1) Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in the condensed consolidated financial statements.

16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Property-Liability
Allstate Protection	$370	$458	$1,073	$1,466
Discontinued Lines and Coverages	(3)	(3)	(6)	(6)
Total underwriting income	367	455	1,067	1,460
Net investment income	471	353	762	690
Income tax expense on operations	(179)	(166)	(381)	(443)
Realized capital gains and losses, after-tax	204	(12)	597	(87)
Property-Liability net income applicable to common shareholders	863	630	2,045	1,620

Service Businesses
Adjusted net income (loss)	16	2	27	(1)
Realized capital gains and losses, after-tax	6	(1)	13	(4)
Amortization of purchased intangibles, after-tax	(25)	(16)	(49)	(32)
Impairment of purchased intangibles, after-tax	(43)	—	(43)	—
Service Businesses net loss applicable to common shareholders	(46)	(15)	(52)	(37)

Allstate Life
Adjusted net income	68	80	141	151
Realized capital gains and losses, after-tax	—	(2)	(4)	(4)
DAC and DSI amortization related to realized capital gains and losses, after-tax	(1)	(3)	(3)	(5)
Allstate Life net income applicable to common shareholders	67	75	134	142

Allstate Benefits
Adjusted net income	37	36	68	65
Realized capital gains and losses, after-tax	2	—	5	(2)
Allstate Benefits net income applicable to common shareholders	39	36	73	63

Allstate Annuities
Adjusted net income	52	44	27	79
Realized capital gains and losses, after-tax	37	5	161	(18)
Valuation changes on embedded derivatives not hedged, after-tax	(2)	—	(5)	4
Gain on disposition of operations, after-tax	1	1	2	2
Allstate Annuities net income applicable to common shareholders	88	50	185	67

Corporate and Other
Adjusted net loss	(98)	(95)	(201)	(185)
Realized capital gains and losses, after-tax	7	(9)	8	(10)
Pension and other postretirement remeasurement gains and losses, after-tax	(99)	6	(110)	(5)
Corporate and Other net loss applicable to common shareholders	(190)	(98)	(303)	(200)

Consolidated net income applicable to common shareholders	$821	$678	$2,082	$1,655

Second Quarter 2019 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
June 30, 2019
U.S. government and agencies	$3,980	$180	$—	$4,160
Municipal	8,378	516	(3)	8,891
Corporate	41,620	1,731	(78)	43,273
Foreign government	766	26	(1)	791
Asset-backed securities (“ABS”)	853	11	(5)	859
Residential mortgage-backed securities (“RMBS”)	325	94	(1)	418
Commercial mortgage-backed securities (“CMBS”)	65	8	(3)	70
Redeemable preferred stock	21	1	—	22
Total fixed income securities	$56,008	$2,567	$(91)	$58,484

December 31, 2018
U.S. government and agencies	$5,386	$137	$(6)	$5,517
Municipal	8,963	249	(43)	9,169
Corporate	40,536	490	(890)	40,136
Foreign government	739	13	(5)	747
ABS	1,049	6	(10)	1,045
RMBS	377	89	(2)	464
CMBS	63	8	(1)	70
Redeemable preferred stock	21	1	—	22
Total fixed income securities	$57,134	$993	$(957)	$57,170

Scheduled maturities for fixed income securities
($ in millions)	As of June 30, 2019
	Amortized cost	Fair value
Due in one year or less	$2,827	$2,849
Due after one year through five years	25,060	25,659
Due after five years through ten years	17,602	18,394
Due after ten years	9,276	10,235
	54,765	57,137
ABS, RMBS and CMBS	1,243	1,347
Total	$56,008	$58,484

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed income securities	$543	$509	$1,081	$1,017
Equity securities	68	61	98	95
Mortgage loans	54	60	107	111
Limited partnership interests	254	173	263	353
Short-term investments	26	19	52	31
Other	67	68	130	134
Investment income, before expense	1,012	890	1,731	1,741
Investment expense	(70)	(66)	(141)	(131)
Net investment income	$942	$824	$1,590	$1,610

Realized capital gains (losses) by asset type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed income securities	$79	$(80)	$143	$(123)
Equity securities	178	74	731	(19)
Mortgage loans	—	2	—	2
Limited partnership interests	21	(43)	93	(33)
Derivatives	22	23	(24)	15
Other	24	(1)	43	(1)
Realized capital gains and losses	$324	$(25)	$986	$(159)

Realized capital gains (losses) by transaction type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Impairment write-downs	$(15)	$(4)	$(29)	$(5)
Sales	117	(75)	212	(117)
Valuation of equity investments (1)	200	34	827	(49)
Valuation and settlements of derivative instruments	22	20	(24)	12
Realized capital gains and losses	$324	$(25)	$986	$(159)

(1)	Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.
Sales of fixed income securities resulted in gross gains of $115 million and $29 million and gross losses of $27 million and $107 million during the three months ended June 30, 2019 and 2018, respectively.

Sales of fixed income securities resulted in gross gains of $241 million and $74 million and gross losses of $87 million and $194 million during the six months ended June 30, 2019 and 2018, respectively.

The following table presents the net pre-tax appreciation (decline) during 2019 and 2018 of equity securities and limited partnership interests carried at fair value still held as of June 30, 2019 and June 30, 2018 recognized in net income.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Equity securities	$207	$94	$688	$71
Limited partnership interests carried at fair value	95	28	59	106
Total	$302	$122	$747	$177

Second Quarter 2019 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

OTTI losses by asset type
($ in millions)	Three months ended			Three months ended
	June 30, 2019			June 30, 2018
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(3)	$(4)	$(7)	$—	$—	$—
ABS	(1)	(1)	(2)	(1)	—	(1)
RMBS	—	—	—	(1)	—	(1)
CMBS	(2)	2	—	—	—	—
Total fixed income securities	(6)	(3)	(9)	(2)	—	(2)
Limited partnership interests	(2)	—	(2)	(1)	—	(1)
Other	(4)	—	(4)	(1)	—	(1)
OTTI losses	$(12)	$(3)	$(15)	$(4)	$—	$(4)

	Six months ended			Six months ended
	June 30, 2019			June 30, 2018
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(5)	$(2)	$(7)	$—	$—	$—
ABS	(3)	—	(3)	(1)	—	(1)
RMBS	—	(1)	(1)	(1)	—	(1)
CMBS	(2)	2	—	—	(1)	(1)
Total fixed income securities	(10)	(1)	(11)	(2)	(1)	(3)
Limited partnership interests	(3)	—	(3)	(1)	—	(1)
Other	(15)	—	(15)	(1)	—	(1)
OTTI losses	$(28)	$(1)	$(29)	$(4)	$(1)	$(5)

OTTI losses included in AOCI at the time of impairment for fixed income securities which were not included in earnings
($ in millions)	June 30, 2019	December 31, 2018
Municipal	$(5)	$(5)
Corporate	—	(2)
ABS	(10)	(10)
RMBS	(61)	(67)
CMBS	(4)	(2)
Total	$(80)	$(86)

The amounts exclude $185 million and $180 million as of June 30, 2019 and December 31, 2018, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

Rollforward of the cumulative credit losses recognized in earnings for fixed income securities held as of June 30,
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$(202)	$(212)	$(204)	$(226)
Additional credit loss for securities previously other-than-temporarily impaired	(6)	(1)	(8)	(2)
Additional credit loss for securities not previously other-than-temporarily impaired	(3)	(1)	(3)	(1)
Reduction in credit loss for securities disposed or collected	3	7	7	22
Change in credit loss due to accretion of increase in cash flows	—	1	—	1
Ending balance	$(208)	$(206)	$(208)	$(206)
The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events,

20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an OTTI for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2019		Gains	Losses
Fixed income securities	$58,484	$2,567	$(91)	$2,476
Short-term investments	3,740	—	—	—
Derivative instruments	—	—	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships (1)				(1)
Unrealized net capital gains and losses, pre-tax				2,472
Amounts recognized for:
Insurance reserves (2)				(178)
DAC and DSI (3)				(194)
Amounts recognized				(372)
Deferred income taxes				(446)
Unrealized net capital gains and losses, after-tax				$1,654

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

Second Quarter 2019 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2018		Gains	Losses
Fixed income securities	$57,170	$993	$(957)	$36
Short-term investments	3,027	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships				—
Unrealized net capital gains and losses, pre-tax				33
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(33)
Amounts recognized				(33)
Deferred income taxes				(2)
Unrealized net capital gains and losses, after-tax				$(2)

Change in unrealized net capital gains (losses)
($ in millions)	Six months ended June 30, 2019
Fixed income securities	$2,440
Derivative instruments	—
EMA limited partnerships	(1)
Total	2,439
Amounts recognized for:
Insurance reserves	(178)
DAC and DSI	(161)
Amounts recognized	(339)
Deferred income taxes	(444)
Increase in unrealized net capital gains and losses, after-tax	$1,656

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

22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2019
Fixed income securities
U.S. government and agencies	—	$—	$—	21	$63	$—	$—
Municipal	85	133	—	103	98	(3)	(3)
Corporate	129	1,120	(19)	271	3,054	(59)	(78)
Foreign government	2	46	—	6	141	(1)	(1)
ABS	18	121	(2)	18	97	(3)	(5)
RMBS	52	8	—	165	39	(1)	(1)
CMBS	2	8	(3)	1	—	—	(3)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	289	$1,436	$(24)	585	$3,492	$(67)	$(91)
Investment grade fixed income securities	201	$801	$(3)	514	$3,068	$(44)	$(47)
Below investment grade fixed income securities	88	635	(21)	71	424	(23)	(44)
Total fixed income securities	289	$1,436	$(24)	585	$3,492	$(67)	$(91)

December 31, 2018
Fixed income securities
U.S. government and agencies	11	$55	$—	38	$364	$(6)	$(6)
Municipal	943	1,633	(10)	1,147	1,554	(33)	(43)
Corporate	1,735	19,243	(543)	645	8,374	(347)	(890)
Foreign government	7	20	(1)	27	412	(4)	(5)
ABS	64	454	(5)	28	161	(5)	(10)
RMBS	166	30	—	195	52	(2)	(2)
CMBS	3	7	—	2	—	(1)	(1)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,930	$21,442	$(559)	2,082	$10,917	$(398)	$(957)
Investment grade fixed income securities	2,348	$17,485	$(331)	2,021	$10,626	$(360)	$(691)
Below investment grade fixed income securities	582	3,957	(228)	61	291	(38)	(266)
Total fixed income securities	2,930	$21,442	$(559)	2,082	$10,917	$(398)	$(957)

Gross unrealized losses by unrealized loss position and credit quality as of June 30, 2019
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost (1) (2)	$(35)	$(38)	$(73)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost (3) (4)	(12)	(6)	(18)
Total unrealized losses	$(47)	$(44)	$(91)

(1)	Includes $18 million of below investment grade fixed income securities that have been in an unrealized loss position for less than twelve months.

(2)
Related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.

(3)	Includes $2 million of below investment grade fixed income securities that have been in unrealized loss position for a period of twelve or more consecutive months.

(4)
Evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.

Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. The

Second Quarter 2019 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

unrealized losses are expected to reverse as the securities approach maturity.
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
As of June 30, 2019, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of June 30, 2019 and December 31, 2018, the carrying value of EMA limited partnerships totaled $6.03 billion and $5.73 billion, respectively, and limited partnerships carried at fair value totaled $1.79 billion and $1.78 billion, respectively.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2019.
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

Carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution
($ in millions)	June 30, 2019			December 31, 2018
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$2	$31	$33	$6	$31	$37
1.0 - 1.25	222	—	222	273	—	273
1.26 - 1.50	1,329	—	1,329	1,192	—	1,192
Above 1.50	2,996	103	3,099	3,063	101	3,164
Total non-impaired mortgage loans	$4,549	$134	$4,683	$4,534	$132	$4,666

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

Net carrying value of impaired mortgage loans
($ in millions)	June 30, 2019	December 31, 2018
Impaired mortgage loans with a valuation allowance	$4	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$4
Valuation allowance on impaired mortgage loans	$3	$3

24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The valuation allowance on impaired loans had no activity for the three months and six months ended June 30, 2019 and 2018. The average balance of impaired loans was $4 million for both the six months ended June 30, 2019 and 2018.

Payments on all mortgage loans were current as of June 30, 2019 and December 31, 2018.

Short-term investments
Short-term investments, including commercial paper, money market funds, U.S. Treasury bills and other short-term investments, are carried at fair value. As of June 30, 2019 and December 31, 2018, the fair value of short-term investments totaled $3.74 billion and $3.03 billion, respectively.

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

Other investments by asset type
($ in millions)	June 30, 2019	December 31, 2018
Bank loans	$1,259	$1,350
Policy loans	880	891
Real estate	872	791
Agent loans	654	620
Derivatives and other	191	200
Total	$3,856	$3,852

Second Quarter 2019 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Note 6	Fair Value of Assets and Liabilities
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
The Company is responsible for the determination of fair value and the supporting assumptions and methodologies. The Company gains assurance that assets and liabilities are appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards. For fair values received from third parties or internally estimated, the Company’s processes and controls are designed to ensure that the valuation methodologies are appropriate and consistently applied, the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded. For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers or brokers or derived from internal models. The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third-party valuation sources for selected securities. The Company performs ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal models to market observable data. When fair value determinations are expected to be more variable, the Company validates them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.
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

26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

•	Other assets: Comprise free-standing exchange-listed derivatives that are valued based on unadjusted quoted prices for identical assets in active markets.
Level 2 measurements

•	Fixed income securities:
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

Second Quarter 2019 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

spreads that are observable for substantially the full term of the contract. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.
Level 3 measurements

•	Fixed income securities:
Municipal: Comprise municipal bonds that are not rated by third-party credit rating agencies. The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads. Also included are municipal bonds valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and municipal bonds in default valued based on the present value of expected cash flows.
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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of June 30, 2019, the Company has commitments to invest $592 million in these limited partnership interests.

28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of June 30, 2019
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$3,757	$403	$—		$4,160
Municipal	—	8,828	63		8,891
Corporate - public	—	30,733	46		30,779
Corporate - privately placed	—	12,405	89		12,494
Foreign government	—	791	—		791
ABS - CDO	—	344	10		354
ABS - consumer and other	—	462	43		505
RMBS	—	417	1		418
CMBS	—	36	34		70
Redeemable preferred stock	—	22	—		22
Total fixed income securities	3,757	54,441	286		58,484
Equity securities	7,235	352	319		7,906
Short-term investments	1,821	1,914	5		3,740
Other investments: Free-standing derivatives	—	161	—	$(35)	126
Separate account assets	3,058	—	—		3,058
Other assets	2	—	—		2
Total recurring basis assets	15,873	56,868	610	(35)	73,316
Non-recurring basis (1)	—	—	11		11
Total assets at fair value	$15,873	$56,868	$621	$(35)	$73,327
% of total assets at fair value	21.6%	77.6%	0.8%	—%	100.0%

Investments reported at NAV					1,785
Total					$75,112

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(437)		$(437)
Other liabilities: Free-standing derivatives	(1)	(54)	—	$5	(50)
Total recurring basis liabilities	$(1)	$(54)	$(437)	$5	$(487)
% of total liabilities at fair value	0.2%	11.1%	89.7%	(1.0)%	100.0%
(1) Includes $11 million of bank loans written-down to fair value in connection with recognizing OTTI impairments.

Second Quarter 2019 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of December 31, 2018
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$5,085	$432	$—		$5,517
Municipal	—	9,099	70		9,169
Corporate - public	—	29,200	70		29,270
Corporate - privately placed	—	10,776	90		10,866
Foreign government	—	747	—		747
ABS - CDO	—	263	6		269
ABS - consumer and other	—	713	63		776
RMBS	—	464	—		464
CMBS	—	44	26		70
Redeemable preferred stock	—	22	—		22
Total fixed income securities	5,085	51,760	325		57,170
Equity securities	4,364	331	341		5,036
Short-term investments	1,338	1,659	30		3,027
Other investments: Free-standing derivatives	—	139	1	$(23)	117
Separate account assets	2,805	—	—		2,805
Other assets	2	—	—		2
Total recurring basis assets	$13,594	$53,889	$697	$(23)	$68,157
% of total assets at fair value	19.9%	79.1%	1.0%	—%	100.0%

Investments reported at NAV					1,779
Total					$69,936
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(224)		$(224)
Other liabilities: Free-standing derivatives	(1)	(62)	—	$6	(57)
Total recurring basis liabilities	$(1)	$(62)	$(224)	$6	$(281)
% of total liabilities at fair value	0.3%	22.1%	79.7%	(2.1)%	100.0%

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2019
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(401)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.61%

December 31, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(185)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of June 30, 2019 and December 31, 2018, Level 3 fair value measurements of fixed income securities total $286 million and $325 million, respectively, and include $68 million and $105 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $37 million and $44 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.

30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities at fair value during the three months period ended June 30, 2019
	Balance as of March 31, 2019	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$68	$—	$1	$—	$(5)
Corporate - public	90	—	1	—	(40)
Corporate - privately placed	90	1	—	—	(2)
ABS - CDO	6	—	—	1	—
ABS - consumer and other	81	—	—	—	(68)
RMBS	—	—	—	1	—
CMBS	35	—	—	—	—
Total fixed income securities	370	1	2	2	(115)
Equity securities	303	10	—	—	—
Short-term investments	40	—	—	—	—
Free-standing derivatives, net	1	(1)	—	—	—
Total recurring Level 3 assets	$714	$10	$2	$2	$(115)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(251)	$(12)	$—	$(175)	$—
Total recurring Level 3 liabilities	$(251)	$(12)	$—	$(175)	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2019
Assets
Fixed income securities:
Municipal	$—	$(1)	$—	$—	$63
Corporate - public	—	(5)	—	—	46
Corporate - privately placed	1	—	—	(1)	89
ABS - CDO	3	—	—	—	10
ABS - consumer and other	43	(12)	—	(1)	43
RMBS	—	—	—	—	1
CMBS	—	—	—	(1)	34
Total fixed income securities	47	(18)	—	(3)	286
Equity securities	20	(14)	—	—	319
Short-term investments	5	(40)	—	—	5
Free-standing derivatives, net	—	—	—	—	—
Total recurring Level 3 assets	$72	$(72)	$—	$(3)	$610
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(437)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(437)

(1)
The effect to net income totals $(2) million and is reported in the Condensed Consolidated Statements of Operations as follows: $5 million in realized capital gains and losses, $5 million in net investment income, $(7) million in interest credited to contractholder funds and $(5) million in life contract benefits.

Second Quarter 2019 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the six months period ended June 30, 2019
	Balance as of December 31, 2018	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income (1)	OCI
Assets
Fixed income securities:
Municipal	$70	$—	$2	$—	$(5)
Corporate - public	70	—	2	—	(40)
Corporate - privately placed	90	(1)	2	15	(2)
ABS - CDO	6	—	—	1	—
ABS - consumer and other	63	—	—	—	(115)
RMBS	—	—	—	1	—
CMBS	26	—	—	3	—
Total fixed income securities	325	(1)	6	20	(162)
Equity securities	341	38	—	—	—
Short-term investments	30	—	—	—	—
Free-standing derivatives, net	1	(1)	—	—	—
Total recurring Level 3 assets	$697	$36	$6	$20	$(162)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(224)	$(40)	$—	$(175)	$—
Total recurring Level 3 liabilities	$(224)	$(40)	$—	$(175)	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2019
Assets
Fixed income securities:
Municipal	$—	$(3)	$—	$(1)	$63
Corporate - public	20	(5)	—	(1)	46
Corporate - privately placed	1	(13)	—	(3)	89
ABS - CDO	3	—	—	—	10
ABS - consumer and other	121	(22)	—	(4)	43
RMBS	—	—	—	—	1
CMBS	6	—	—	(1)	34
Total fixed income securities	151	(43)	—	(10)	286
Equity securities	22	(82)	—	—	319
Short-term investments	15	(40)	—	—	5
Free-standing derivatives, net	—	—	—	—	—
Total recurring Level 3 assets	$188	$(165)	$—	$(10)	$610
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$2	$(437)
Total recurring Level 3 liabilities	$—	$—	$—	$2	$(437)

(1)
The effect to net income totals $(4) million and is reported in the Condensed Consolidated Statements of Operations as follows: $31 million in realized capital gains and losses, $5 million in net investment income, $(43) million in interest credited to contractholder funds and $3 million in life contract benefits.

32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities at fair value during the three months period ended June 30, 2018
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

Second Quarter 2019 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the six months period ended June 30, 2018
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

34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2019 or 2018.
Transfers into Level 3 during the three months and six months ended June 30, 2019 and 2018 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers into Level 3 during 2019 also included derivatives embedded in equity-indexed universal life contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.

Transfers out of Level 3 during the three months and six months ended June 30, 2019 and 2018 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income for Level 3 assets and liabilities held as of June 30,
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Assets
Equity securities	$10	$13	$14	$15
Free-standing derivatives, net	(1)	—	(1)	—
Total recurring Level 3 assets	$9	$13	$13	$15
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(12)	$1	$(40)	$24
Total recurring Level 3 liabilities	$(12)	$1	$(40)	$24

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was held and determined to be in Level 3. These gains and losses result in $(3) million of net income for the three months ended June 30, 2019 and are reported as follows: $4 million in realized capital gains and losses, $5 million in net investment income, $(5) million in life contract benefits and $(7) million in interest credited to contractholder funds. These gains and losses result in $14 million of net income for the three months ended June 30, 2018 and are reported as follows: $13 million in realized capital gains and losses and $1 million in life contract benefits. These gains and losses result in $(27) million of net income for the six months ended June 30, 2019 and are reported as follows: $8 million in realized capital gains and losses, $5 million in net investment income, $(43) million in interest credited to contractholder funds and $3 million in life contract benefits.  These gains and losses result in $39 million of net income for the six months ended June 30, 2018 and are reported as follows: $15 million in realized capital gains and losses, $19 million in interest credited to contractholder funds and $5 million in life contract benefits.
Financial assets

Carrying values and fair value estimates of financial instruments not carried at fair value
($ in millions)		June 30, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	Level 3	$4,687	$4,833	$4,670	$4,703
Bank loans	Level 3	1,259	1,237	1,350	1,298
Agent loans	Level 3	654	656	620	617

Financial liabilities

Carrying values and fair value estimates of financial instruments not carried at fair value
($ in millions)		June 30, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	Level 3	$8,820	$9,566	$9,250	$9,665
Long-term debt	Level 2	6,628	7,468	6,451	6,708
Liability for collateral	Level 2	1,871	1,871	1,458	1,458

Second Quarter 2019 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Note 7	Derivative Financial Instruments
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

36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.
The Company had one derivative used in fair value hedging relationships for the three and six months ended June 30, 2019 and 2018. The Company had no derivatives used in cash flow hedging relationships for the three and six months ended June 30, 2019 and had one foreign currency contract designated as a cash flow hedge during the three and six months ended June 30, 2018.

Summary of the volume and fair value positions of derivative instruments as of June 30, 2019
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$2	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	1	n/a	—	—	—
Futures	Other assets	—	561	—	—	—
Equity and index contracts
Options	Other investments	—	9,362	122	122	—
Futures	Other assets	—	1,710	2	2	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	235	n/a	8	8	—
Total return swap agreements – equity index	Other investments	172	n/a	6	6	—
Foreign currency contracts
Foreign currency forwards	Other investments	257	n/a	14	14	—
Credit default contracts
Credit default swaps – buying protection	Other investments	138	n/a	(4)	—	(4)
Total asset derivatives		$805	11,633	$148	$152	$(4)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$35	n/a	$—	$—	$—
Futures	Other liabilities & accrued expenses	—	3,050	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	9,214	(47)	—	(47)
Futures	Other liabilities & accrued expenses	—	1,001	(1)	—	(1)
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	95	n/a	2	2	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	279	n/a	7	8	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	172	n/a	(22)	—	(22)
Guaranteed withdrawal benefits	Contractholder funds	209	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,782	n/a	(401)	—	(401)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	49	n/a	(1)	1	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	9	n/a	—	—	—
Total liability derivatives		2,630	13,265	(477)	$11	$(488)
Total derivatives		$3,435	24,898	$(329)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

Second Quarter 2019 Form 10-Q 37

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

38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2019
Asset derivatives	$39	$(15)	$(20)	$4	$—	$4
Liability derivatives	(7)	15	(10)	(2)	—	(2)

December 31, 2018
Asset derivatives	$25	$(18)	$(5)	$2	$—	$2
Liability derivatives	(12)	18	(12)	(6)	—	(6)

(1)	All OTC derivatives are subject to enforceable master netting agreements.

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2019
Interest rate contracts	$19	$—	$—	$—	$19
Equity and index contracts	(17)	—	11	5	(1)
Embedded derivative financial instruments	—	(5)	(6)	—	(11)
Foreign currency contracts	5	—	—	—	5
Credit default contracts	(1)	—	—	—	(1)
Total return swaps - fixed income	8	—	—	—	8
Total return swaps - equity index	8	—	—	—	8
Total	$22	$(5)	$5	$5	$27

Six months ended June 30, 2019
Interest rate contracts	$26	$—	$—	$—	$26
Equity and index contracts	(88)	—	42	26	(20)
Embedded derivative financial instruments	—	3	(41)	—	(38)
Foreign currency contracts	10	—	—	—	10
Credit default contracts	(5)	—	—	—	(5)
Total return swaps - fixed income	10	—	—	—	10
Total return swaps - equity index	23	—	—	—	23
Total	$(24)	$3	$1	$26	$6

Three months ended June 30, 2018
Interest rate contracts	$1	$—	$—	$—	$1
Equity and index contracts	(1)	—	10	6	15
Embedded derivative financial instruments	—	1	1	—	2
Foreign currency contracts	19	—	—	(2)	17
Total return swaps	1	—	—	—	1
Total	$20	$1	$11	$4	$36

Six months ended June 30, 2018
Interest rate contracts	$1	$—	$—	$—	$1
Equity and index contracts	(3)	—	6	3	6
Embedded derivative financial instruments	—	5	21	—	26
Foreign currency contracts	12	—	—	(1)	11
Total return swaps	1	—	—	—	1
Credit default contracts	1	—	—	—	1
Total	$12	$5	$27	$2	$46
Second Quarter 2019 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of June 30, 2019, counterparties pledged $32 million in collateral to the Company, and the Company pledged $2 million in collateral to counterparties under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of June 30, 2019, the Company pledged $46 million in the form of margin deposits.

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	June 30, 2019				December 31, 2018
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	6	$1,121	$32	$4	3	$643	$19	$1
A	1	81	2	—	2	121	1	—
Total	7	$1,202	$34	$4	5	$764	$20	$1

(1)	Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	As of June 30, 2019	As of December 31, 2018
Gross liability fair value of contracts containing credit-risk-contingent features	$6	$11
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(6)	(5)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(2)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$4

40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 8	Reserve for Property and Casualty Insurance Claims and Claims Expense
The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. The Company’s reserving process takes into account known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. In the normal course of business, the Company may also supplement its claims processes by utilizing third-party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.
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
Allstate’s reserves for asbestos claims were $826 million and $866 million, net of recoverables of $381 million and $400 million, as of June 30, 2019 and December 31, 2018, respectively. Reserves for environmental claims were $155 million and $170 million, net of recoverables of $36 million and $39 million, as of June 30, 2019 and December 31, 2018, respectively.

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Six months ended June 30,
($ in millions)	2019	2018
Balance as of January 1	$27,423	$26,325
Less recoverables (1)	(7,155)	(6,471)
Net balance as of January 1	20,268	19,854
Incurred claims and claims expense related to:
Current year	12,250	11,054
Prior years	(74)	(148)
Total incurred	12,176	10,906
Claims and claims expense paid related to:
Current year	(6,125)	(5,835)
Prior years	(5,237)	(4,809)
Total paid	(11,362)	(10,644)
Net balance as of June 30	21,082	20,116
Plus recoverables	7,023	6,507
Balance as of June 30	$28,105	$26,623

(1) Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the period. This expense included losses from catastrophes of $1.75 billion and $1.27 billion in the six months ended June 30, 2019 and 2018, respectively, net of recoverables. Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

During the six months ended June 30, 2019, incurred claims and claims expense included $74 million of favorable prior year reserve reestimates, increasing net income. This $74 million favorable prior year reserve reestimates included favorable prior year reserve reestimates excluding catastrophes of $130 million, partially offset by $56 million of unfavorable prior year reserve reestimates related to catastrophes.

Second Quarter 2019 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

Favorable prior year reserve reestimates excluding catastrophes is comprised of net decreases in reserves of $154 million, primarily due to continued favorable personal lines auto injury coverage development, offset by net increases of $24 million, related to commercial lines, Discontinued Lines and Coverages and other personal lines of $17 million, $5 million and $2 million, respectively. Unfavorable catastrophe loss reestimates of $56 million, net of recoverables, included $57 million of unfavorable reestimates related to homeowners and $6 million of unfavorable reestimates related to other personal lines, partially offset by $7 million of favorable reestimates, primarily related to auto. The unfavorable catastrophe reestimates included $20 million of reinstatement reinsurance premiums incurred during the period related to the 2018 Camp Fire, which primarily impacted homeowners reestimates.

Note 9	Reinsurance

Effects of reinsurance ceded on property and casualty premiums earned and life premiums and contract charges
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Property and casualty insurance premiums earned	$(287)	$(257)	$(547)	$(496)
Life premiums and contract charges	(69)	(73)	(132)	(145)

Effects of reinsurance ceded on property and casualty insurance claims and claims expense, life contract benefits and interest credited to contractholder funds
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Property and casualty insurance claims and claims expense	$(158)	$(138)	$(249)	$(325)
Life contract benefits	5	(66)	(18)	(115)
Interest credited to contractholder funds	(5)	(7)	(8)	(11)

Reinsurance Recoverables As of June 30, 2019, the Company had $9.29 billion of reinsurance and indemnification recoverables, including $796 million of reinsurance recoverables for its life insurance business. Of the $796 million, the Company had $64 million of reinsurance recoverables, net of an allowance for estimated uncollectible amounts, related to Scottish Re (U.S.), Inc. On December 14, 2018, the Delaware Insurance Commissioner placed Scottish Re (U.S.), Inc. under regulatory supervision.  On March 6, 2019, the Chancery Court of the State of Delaware entered a Rehabilitation and Injunction Order (the “Rehabilitation Order”) in response to a petition filed by the Insurance Commissioner (the “Petition”).  Pursuant to the Petition, it is expected that Scottish Re (U.S.), Inc. will submit a Plan of Rehabilitation and will not make payments relating to the claims or losses of ceding insurers. Allstate joined in a joint motion filed on behalf of several affected parties asking the court to allow a specified amount of offsetting claim payments and losses against premiums remitted to Scottish Re (U.S.), Inc. Allstate also filed a separate motion related to the reimbursement of claim payments where Scottish Re (U.S.), Inc. is also acting as administrator. The Court has not yet ruled on either of these motions.
The Company continues to monitor Scottish Re (U.S.), Inc. for future developments and will reevaluate its allowance for uncollectible amounts as new information becomes available.

Note 10	Capital Structure
Issuance of debt On June 10, 2019, the Company issued $500 million of 3.850% Senior Notes due 2049.  Interest on the Senior Notes is payable semi-annually in arrears on February 10 and August 10 of each year, beginning on February 10, 2020.  The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The proceeds of this issuance will be used for general corporate purposes.

Repayment of debt On May 16, 2019, the Company repaid $317 million of 7.450% Senior Notes, Series B, at maturity.

42 www.allstate.com

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

The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges, and totaled $9 million and $23 million during the three months ended June 30, 2019 and 2018, respectively, and $27 million and $42 million during the six months ended June 30, 2019 and 2018, respectively. Restructuring expenses in 2019 primarily related to realignment of certain employees to centralized talent centers.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2018	$29	$15	$44
Expense incurred	29	2	31
Adjustments to liability	(4)	—	(4)
Payments	(24)	(6)	(30)
Restructuring liability as of June 30, 2019	$30	$11	$41

As of June 30, 2019, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $106 million for employee costs and $9 million for exit costs.

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
In the normal course of business, the Company provides standard indemnifications to contractual counterparties in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third-party lawsuits. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

Second Quarter 2019 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

The aggregate liability balance related to all guarantees was not material as of June 30, 2019.
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
Accrual and disclosure policy The Company reviews its lawsuits, regulatory inquiries, and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for such matters at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company does not establish accruals for such matters when the Company does not believe both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company’s assessment of whether a loss is reasonably possible, or probable, is based on its assessment of the ultimate outcome of the matter following all appeals. The Company does not include potential recoveries in its estimates of reasonably possible or probable losses. Legal fees are expensed as incurred.
The Company continues to monitor its lawsuits, regulatory inquiries, and other legal proceedings for

44 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Biefeldt / IBEW Consolidated Action. Two separately filed stockholder derivative actions have been consolidated into a single proceeding that is pending in the Circuit Court for Cook County, Illinois, Chancery Division. The original complaint in the first-

Second Quarter 2019 Form 10-Q 45

Notes to Condensed Consolidated Financial Statements

filed of those actions, Biefeldt v. Wilson, et al., was filed on August 3, 2017, in that court by a plaintiff alleging that she is a stockholder of the Company. On June 29, 2018, the court granted defendants’ motion to dismiss that complaint for failure to make a pre-suit demand on the Allstate board before instituting the suit, but granted the plaintiff permission to file an amended complaint. The original complaint in IBEW Local No. 98 Pension Fund v. Wilson, et al., was filed on April 12, 2018, in the same court by another plaintiff alleging to be a stockholder of the Company. After the court issued its dismissal decision in the Biefeldt action, the plaintiffs agreed to consolidate the two actions and filed a consolidated amended complaint naming the Company’s chairman, president and chief executive officer, its former president, and certain present or former members of the board of directors. In that complaint, the plaintiffs allege that the directors and officer defendants breached their fiduciary duties to the Company in connection with allegedly material misstatements or omissions concerning the Company’s automobile insurance claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015. The factual allegations are substantially similar to those at issue in In re The Allstate Corp. Securities Litigation. The plaintiffs further allege that a senior officer and several outside directors engaged in stock option exercises allegedly while in possession of material nonpublic information. The plaintiffs seek, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. Defendants moved to dismiss the consolidated complaint on September 24, 2018 for failure to make a demand on the Allstate board. On May 14, 2019, the court granted the defendants’ motion to dismiss the complaint, but allowed the plaintiffs leave to file a second consolidated amended complaint by June 11, 2019. On June 3, 2019, the plaintiffs filed a motion to stay the action, or in the alternative defer the filing of the second consolidated amended complaint, to allow the plaintiffs to conduct an inspection of the Company’s books and records.
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
Plaintiffs’ further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification, which was fully briefed as of January 11, 2019. On September 12, 2018, the court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative. The amended complaint was filed the same day. On March 26, 2019, the court granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. On April 9, 2019, defendants filed with the Seventh Circuit Court of Appeals a petition for permission to appeal this ruling pursuant to Federal Rule of Civil Procedure 23 (f) and the Court of Appeals granted that petition on April 25, 2019. On June 10, 2019, defendants filed their appellate brief in support of their appeal of the district court order granting class certification.

46 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 13	Benefit Plans
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

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Pension benefits
Service cost	$28	$28	$56	$56
Interest cost	62	63	127	124
Expected return on plan assets	(101)	(107)	(194)	(220)
Amortization of prior service credit	(14)	(14)	(28)	(28)
Costs and expenses	(25)	(30)	(39)	(68)
Remeasurement of projected benefit obligation	344	(86)	731	(276)
Remeasurement of plan assets	(225)	85	(616)	297
Remeasurement gains and losses	119	(1)	115	21
Total net cost (benefit)	$94	$(31)	$76	$(47)

Postretirement benefits
Service cost	$2	$2	$4	$4
Interest cost	3	3	7	7
Amortization of prior service credit	(1)	(6)	(2)	(11)
Costs and expenses	4	(1)	9	—
Remeasurement of projected benefit obligation	6	(6)	25	(14)
Remeasurement of plan assets	—	—	—	—
Remeasurement gains and losses	6	(6)	25	(14)
Total net cost (benefit)	$10	$(7)	$34	$(14)

Differences between expected and actual returns and changes in assumptions affect our pension and other postretirement obligations, plan assets and expenses. Pension and other postretirement remeasurement losses were $125 million and $140 million for the second quarter and first six months of 2019, respectively, compared to remeasurement gains of $7 million and remeasurement losses of $7 million for the same periods of 2018.
The increased loss in both periods was primarily due to a decrease in the discount rate used to value the liabilities, partially offset by favorable asset performance compared to the expected return on plan assets.
The weighted average discount rate used to measure the benefit obligation decreased to 3.53% at June 30, 2019 compared to 3.87% at March 31, 2019 and 4.30% at December 31, 2018. Pension and other postretirement remeasurement losses due to declines in the weighted average discount rate were $308 million and $714 million for the second quarter and first six months of 2019, respectively.

During the second quarter of 2019, we recognized participant experience different from our demographic assumptions for mortality, terminations and retirements and the percentage of employees taking lump sum distributions which resulted in remeasurement losses of $42 million in the second quarter and first six months of 2019 compared to $75 million for the same periods of 2018.
For the second quarter and first six months of 2019, the actual return on plan assets was higher than our expected return by $225 million and $616 million, respectively, due to strong equity market performance and declines in interest rates which increased the fair value of our fixed income investments.

Second Quarter 2019 Form 10-Q 47

Notes to Condensed Consolidated Financial Statements

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $179 million and $41 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans and other investments for the six months ended June 30, 2019 and 2018, respectively.
Non-cash financing activities include $48 million and $30 million related to the issuance of Allstate common shares for vested equity awards for the six months ended June 30, 2019 and 2018, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $76 million for the six months ended

June 30, 2019. Non-cash operating activities include $521 million related to ROU assets obtained in exchange for lease obligations, including $488 million related to the adoption of new guidance related to accounting for leases, for the six months ended June 30, 2019.
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

($ in millions)	Six months ended June 30,
	2019	2018
Net change in proceeds managed
Net change in fixed income securities	$80	$122
Net change in short-term investments	(493)	(663)
Operating cash flow used	$(413)	$(541)

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,458)	$(1,124)
Liabilities for collateral, end of period	(1,871)	(1,665)
Operating cash flow provided	$413	$541

Note 15	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$921	$(194)	$727	$(249)	$53	$(196)
Less: reclassification adjustment of realized capital gains and losses	57	(12)	45	(80)	17	(63)
Unrealized net capital gains and losses	864	(182)	682	(169)	36	(133)
Unrealized foreign currency translation adjustments	5	(1)	4	(7)	1	(6)
Unamortized pension and other postretirement prior service credit (1)	(14)	3	(11)	(20)	4	(16)
Other comprehensive income (loss)	$855	$(180)	$675	$(196)	$41	$(155)

	Six months ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$2,208	$(467)	$1,741	$(990)	$208	$(782)
Less: reclassification adjustment of realized capital gains and losses	108	(23)	85	(106)	22	(84)
Unrealized net capital gains and losses	2,100	(444)	1,656	(884)	186	(698)
Unrealized foreign currency translation adjustments	11	(2)	9	(10)	2	(8)
Unamortized pension and other postretirement prior service credit (1)	(29)	6	(23)	(39)	9	(30)
Other comprehensive income (loss)	$2,082	$(440)	$1,642	$(933)	$197	$(736)

(1)	Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

48 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2019, the related condensed consolidated statements of operations, comprehensive income and shareholders’ equity for the three and six month periods ended June 30, 2019 and 2018, and cash flows for the six month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2019 (May 16, 2019, as to the effects of the retrospective adoption of the change in principles of accounting for recognizing pension and other postretirement benefit plan costs), we expressed an unqualified opinion on those consolidated financial statements (which report expresses an unmodified opinion and includes an emphasis of a matter paragraph relating to a change in accounting principle for the recognition and measurement of financial assets and financial liabilities). In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2018 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
July 30, 2019

Second Quarter 2019 Form 10-Q 49

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Month Periods Ended June 30, 2019 and 2018
Overview
To achieve its goals in 2019, Allstate is focused on the following priorities:

• Better serve customers
• Achieve target economic returns on capital
• Grow customer base
• Proactively manage investments
• Build long-term growth platforms
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation annual report on Form 10-K for 2018, filed February 15, 2019, and the Company’s Current Report on Form 8-K filed on May 16, 2019, Exhibit 99.1, reflecting the Company’s 2018 Form 10-K with adjustments to Part II. Item 6., Item 7. and Item 8. for the Company’s change in accounting principle for pension and other postretirement benefit plans.
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
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization of purchased intangibles and restructuring and related charges, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. Underwriting income is reconciled to net income applicable to common shareholders in the Property-Liability Operations section of Management’s Discussion and Analysis.
Adjusted net income is net income applicable to common shareholders, excluding:

•  Realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in adjusted net income

• Pension and other postretirement remeasurement gains and losses, after-tax
• Valuation changes on embedded derivatives not hedged, after-tax
• Amortization of DAC and deferred sales inducement costs (“DSI”), to the extent they resulted from the recognition of certain realized capital gains and losses or valuation changes on embedded derivatives not hedged, after-tax

• Business combination expenses and the amortization or impairment of purchased intangibles, after-tax
• Gain (loss) on disposition of operations, after-tax
• Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years

Adjusted net income is reconciled to net income applicable to common shareholders in the Service Businesses, Allstate Life, Allstate Benefits and Allstate Annuities Segment sections of MD&A.

50 www.allstate.com

Highlights

Consolidated net income
($ in millions)

Consolidated net income applicable to common shareholders increased 21.1% and 25.8% in the second quarter and first six months of 2019, respectively, compared to the prior year periods, primarily driven by net realized capital gains in 2019 compared to net realized capital losses in 2018 and higher premiums earned, partially offset by higher catastrophe losses.

The Property-Liability combined ratios were 95.8 and 93.8 in the second quarter and first six months of 2019, respectively, compared to 94.4 and 91.0 in the second quarter and first six months of 2018, respectively.

Total revenue
($ in millions)

Total revenue increased 10.3% and 11.4% in the second quarter and first six months of 2019, respectively, compared to the prior year periods, driven by net realized capital gains in 2019 compared to net realized capital losses in 2018 and a 5.9% increase in insurance premiums and contract charges in both the second quarter and first six months of 2019. Insurance premiums increased in the following segments: Allstate Protection (Allstate and Esurance brands), Service Businesses (SquareTrade and Allstate Dealer Services), Allstate Life and Allstate Benefits.

Net investment income
($ in millions)

Net investment income increased 14.3% or $118 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to higher performance-based investment results, mainly from limited partnerships, and higher income from market-based portfolios.

Net investment income decreased 1.2% or $20 million in the first six months of 2019 compared to the first six months of 2018, primarily due to lower performance-based investment results, mainly from limited partnerships, partially offset by higher income from market-based portfolios.

Q1	Q2

Second Quarter 2019 Form 10-Q 51

Summarized financial results

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Revenues
Property and casualty insurance premiums	$8,986	$8,460	$17,788	$16,746
Life premiums and contract charges	621	612	1,249	1,228
Other revenue	271	228	521	444
Net investment income	942	824	1,590	1,610
Realized capital gains and losses	324	(25)	986	(159)
Total revenues	11,144	10,099	22,134	19,869

Costs and expenses
Property and casualty insurance claims and claims expense	(6,356)	(5,777)	(12,176)	(10,906)
Life contract benefits and interest credited to contractholder funds	(667)	(648)	(1,326)	(1,313)
Amortization of deferred policy acquisition costs	(1,362)	(1,296)	(2,726)	(2,569)
Other expenses	(1,471)	(1,467)	(2,952)	(2,872)
Pension and other postretirement remeasurement gains and losses	(125)	7	(140)	(7)
Amortization of purchased intangibles	(32)	(23)	(64)	(45)
Impairment of purchased intangibles	(55)	—	(55)	—
Total costs and expenses	(10,068)	(9,204)	(19,439)	(17,712)

Gain on disposition of operations	2	2	3	3
Income tax expense	(227)	(180)	(555)	(437)
Net income	851	717	2,143	1,723

Preferred stock dividends	(30)	(39)	(61)	(68)
Net income applicable to common shareholders	$821	$678	$2,082	$1,655
Segment highlights
Allstate Protection underwriting income totaled $370 million in the second quarter of 2019, a 19.2% decrease from $458 million in the second quarter of 2018. Underwriting income totaled $1.07 billion in the first six months of 2019, a 26.8% decrease from $1.47 billion in the first six months of 2018. The decrease in both periods was primarily due to higher catastrophe losses, claim severity and policy acquisition costs, partially offset by increased premiums earned, improved auto claim frequency and lower other costs and expenses.
Catastrophe losses were $1.07 billion and $1.75 billion in the second quarter and first six months of 2019, respectively, compared to $906 million and $1.27 billion in the second quarter and first six months of 2018, respectively.
Premiums written increased 5.9% to $9.04 billion in the second quarter of 2019 and 6.0% to $17.37 billion in the first six months of 2019, compared to the same periods of 2018.
Service Businesses adjusted net income was $16 million in the second quarter of 2019 compared to $2 million in the second quarter of 2018. Adjusted net income was $27 million in the first six months of 2019 compared to an adjusted net loss of $1 million in the first six months of 2018. The improvements in both periods were primarily due to growth and improved loss experience at SquareTrade and favorable loss experience at Allstate Dealer Services, partially offset by higher operating expenses related to investing in growth at SquareTrade and InfoArmor and integrating the InfoArmor business.
Total revenues increased 26.6% to $405 million in the second quarter of 2019 and 25.9% to $797 million in the first six months of 2019, compared to the same periods of 2018, primarily due to SquareTrade’s growth through its U.S. retail and international distribution partners and the acquisitions of InfoArmor, PlumChoice and iCracked.
Allstate Life adjusted net income was $68 million in the second quarter of 2019 compared to $80 million in the second quarter of 2018. Adjusted net income was $141 million in the first six months of 2019 compared to $151 million in the first six months of 2018. The decrease in both periods was primarily due to higher contract benefits and operating costs and expenses, partially offset by higher premiums, lower amortization of DAC and increased other revenue.
Premiums and contract charges increased 2.1% to $333 million in the second quarter of 2019 and 2.6% to $670 million in the first six months of 2019, compared to the same periods of 2018.
Allstate Benefits adjusted net income was $37 million in the second quarter of 2019 compared to $36 million in the second quarter of 2018. Adjusted net income was $68 million in the first six months of 2019 compared to $65 million in the first six months of 2018, primarily due to lower contract benefits and higher premiums, partially offset by higher operating costs and expenses.

52 www.allstate.com

Premiums and contract charges increased 0.4% to $284 million in the second quarter of 2019 and 0.5% to $572 million in the first six months of 2019, compared to the same periods of 2018.
Allstate Annuities adjusted net income was $52 million in the second quarter of 2019 compared to $44 million in the second quarter of 2018, primarily due to lower interest credited to contractholder funds and higher net investment income, partially offset by higher contract benefits. Adjusted net income was $27 million in the first six months of 2019 compared to $79 million in the first six months of 2018, primarily due to lower net investment income, partially offset by lower interest credited to contractholder funds.
Net investment income increased 1.0% to $296 million in the second quarter of 2019 compared to the same period of 2018, due to higher performance-based investment results, mainly from limited partnership interests, partially offset by lower average investment balances. Net investment income decreased 16.6% to $486 million in the first six months of 2019 compared to the same period of 2018, due to lower performance-based investment results, mainly from limited partnership interests, and lower average investment balances.
Financial highlights
Investments totaled $86.49 billion as of June 30, 2019, increasing from $81.26 billion as of December 31, 2018. Unrealized net capital gains totaled $2.47 billion as of June 30, 2019 compared to $33 million as of December 31, 2018.
Shareholders’ equity As of June 30, 2019, shareholders’ equity was $24.48 billion. This total included $2.82 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $67.28, an increase of 13.7% from $59.16 as of June 30, 2018, and an increase of 16.9% from $57.56 as of December 31, 2018.
Return on average common shareholders’ equity For the twelve months ended June 30, 2019, net income applicable to common shareholders’ return on the average of beginning and ending period common shareholders’ equity of 11.2% decreased by 7.3 points from 18.5% for the twelve months ended June 30, 2018, primarily due to lower net income applicable to common shareholders for the trailing twelve-month period ended June 30, 2019, and an increase in average common shareholders’ equity. The June 30, 2018 trailing twelve-month calculation includes a one-time $509 million Tax Cuts and Jobs Act of 2017 benefit, which contributed 2.5 points to the June 30, 2018 return on average common shareholders’ equity.
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
Pension and other postretirement measurement gains and losses In the second quarter of 2019, pension and other postretirement measurement losses increased to $125 million compared to a gain of $7 million in the same period of 2018. Pension and other postretirement measurement losses increased to $140 million in the first six months of 2019 compared to $7 million in the same period of 2018. The increase in losses in both periods was primarily due to a decrease in the discount rate used to value the liabilities, partially offset by favorable asset performance compared to the expected return on plan assets. See Note 13 of the condensed consolidated financial statements for further information.

Impact of pension and postretirement accounting change on selected financial data
($ in millions, except per share data and ratios)	Three months ended June 30, 2018		Six months ended June 30, 2018
	As adjusted	Previously reported	As adjusted	Previously reported
Net income	$717	$676	$1,723	$1,651
Net income applicable to common shareholders	678	637	1,655	1,583
Net income applicable to common shareholders per common share - Basic	1.94	1.82	4.71	4.50
Net income applicable to common shareholders per common share - Diluted	1.91	1.80	4.63	4.43
Return on common shareholders’ equity (1)			18.5%	17.0%
Property-Liability combined ratio	94.4	94.9	91.0	91.5
(1) Trailing twelve months

Second Quarter 2019 Form 10-Q 53

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
The table below includes GAAP operating ratios we use to measure our profitability. We believe that they enhance an investor’s understanding of our profitability. They are calculated as follows:

•	Loss ratio: the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.

•	Expense ratio: the ratio of amortization of DAC, operating costs and expenses, amortization of purchased intangibles and restructuring and related charges, less other revenue to premiums earned.

•
Combined ratio: the ratio of claims and claims expense, amortization of DAC, operating costs and expenses, amortization of purchased intangibles and restructuring and related charges, less other revenue to premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned, or underwriting margin.

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

•	Effect of amortization of purchased intangibles on combined ratio: the ratio of amortization of purchased intangibles to premiums earned.

•	Effect of restructuring and related charges on combined ratio: the ratio of restructuring and related charges to premiums earned.

•
Effect of Discontinued Lines and Coverages on combined ratio: the ratio of claims and claims expense and operating costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio is equal to the Property-Liability combined ratio.

54 www.allstate.com

Property-Liability Operations

Summarized financial data
	Three months ended June 30,		Six months ended June 30,
($ in millions, except ratios)	2019	2018	2019	2018
Premiums written	$9,043	$8,541	$17,370	$16,385

Revenues
Premiums earned	$8,681	$8,189	$17,188	$16,208
Other revenue	190	184	366	358
Net investment income	471	353	762	690
Realized capital gains and losses	256	(15)	753	(110)
Total revenues	9,598	8,711	19,069	17,146

Costs and expenses
Claims and claims expense	(6,272)	(5,689)	(12,002)	(10,727)
Amortization of DAC	(1,163)	(1,110)	(2,327)	(2,198)
Operating costs and expenses	(1,060)	(1,098)	(2,131)	(2,142)
Restructuring and related charges	(9)	(21)	(27)	(39)
Total costs and expenses	(8,504)	(7,918)	(16,487)	(15,106)

Income tax expense	(231)	(163)	(537)	(420)
Net income applicable to common shareholders	$863	$630	$2,045	$1,620

Underwriting income	$367	$455	$1,067	$1,460
Net investment income	471	353	762	690
Income tax expense on operations	(179)	(166)	(381)	(443)
Realized capital gains and losses, after-tax	204	(12)	597	(87)
Net income applicable to common shareholders	$863	$630	$2,045	$1,620

Catastrophe losses (1)	$1,072	$906	$1,752	$1,267

GAAP operating ratios
Claims and claims expense ratio	72.3	69.4	69.8	66.2
Expense ratio (2)	23.5	25.0	24.0	24.8
Combined ratio	95.8	94.4	93.8	91.0
Effect of catastrophe losses on combined ratio	12.3	11.1	10.2	7.8
Effect of prior year reserve reestimates on combined ratio (3)	(0.9)	(1.2)	(0.4)	(0.9)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	0.5	0.3	0.2
Effect of restructuring and related charges on combined ratio	0.1	0.3	0.2	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.1	—	—	—

(1)
Prior year reserve reestimates included in catastrophe losses totaled $3 million and $56 million unfavorable in the three and six months ended June 30, 2019, respectively, including $20 million of reinstatement reinsurance premiums incurred during the first six months of 2019 related to the 2018 Camp Fire. Prior year reserve reestimates included in catastrophe losses totaled $40 million and $44 million unfavorable in the three and six months ended June 30, 2018, respectively.

(2)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(3)
Prior year reserve reestimates totaled $83 million and $71 million favorable in the three and six months ended June 30, 2019, respectively, compared to $95 million and $146 million favorable in the same periods of 2018, respectively.

Second Quarter 2019 Form 10-Q 55

Property-Liability Operations

Net investment income increased 33.4% or $118 million to $471 million in the second quarter of 2019 from $353 million in the second quarter of 2018, due to higher performance-based investment results, mainly from limited partnerships, and higher income from market-based portfolios. Performance-based investment results in the second quarter of 2019 reflect higher asset appreciation and gains on sales of underlying investments. Net investment income increased 10.4% or $72 million to $762 million in the first six months of 2019 compared to $690 million in the first six months of 2018, due to higher income from market-based portfolios.

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Fixed income securities	$265	$223	$524	$450
Equity securities	49	43	72	69
Mortgage loans	4	4	8	8
Limited partnership interests	152	81	158	165
Short-term investments	16	9	31	15
Other	27	31	53	60
Investment income, before expense	513	391	846	767
Investment expense (1) (2)	(42)	(38)	(84)	(77)
Net investment income	$471	$353	$762	$690

(1)
Investment expense includes $14 million and $11 million of investee level expenses in the second quarter of 2019 and 2018, respectively, and $27 million and $24 million in the first six months of 2019 and 2018, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(2)
Investment expense includes $8 million and $4 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the second quarter of 2019 and 2018, respectively, and $15 million and $6 million in the first six months of 2019 and 2018, respectively.

Realized capital gains and losses Net realized capital gains in the second quarter and first six months of 2019 related primarily to increased valuation of equity investments and gains on sales of fixed income securities and investments in directly held real estate. Valuation of equity investments for the three months ended June 30, 2019 includes $121 million of appreciation in the valuation of equity securities and $20 million of appreciation primarily related to certain limited partnerships where the underlying assets are predominately public equity securities. Valuation of equity investments for the six months ended June 30, 2019 includes $511 million of appreciation in the valuation of equity securities and $83 million of appreciation primarily related to certain limited partnerships where the underlying assets are predominately public equity securities. Realized capital gains on sales of investments in directly held real estate includes the recovery of accumulated depreciation recorded in investee level expenses over the investing period.

Realized capital gains and losses
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Impairment write-downs	$(10)	$(2)	$(17)	$(2)
Sales	107	(53)	208	(88)
Valuation of equity investments	141	27	594	(28)
Valuation and settlements of derivative instruments	18	13	(32)	8
Realized capital gains and losses, pre-tax	256	(15)	753	(110)
Income tax expense	(52)	3	(156)	23
Realized capital gains and losses, after-tax	$204	$(12)	$597	$(87)

56 www.allstate.com

Allstate Protection Segment Results

Allstate Protection Segment

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Premiums written	$9,043	$8,541	$17,370	$16,385
Premiums earned	$8,681	$8,189	$17,188	$16,208
Other revenue	190	184	366	358
Claims and claims expense	(6,269)	(5,687)	(11,997)	(10,722)
Amortization of DAC	(1,163)	(1,110)	(2,327)	(2,198)
Other costs and expenses	(1,060)	(1,097)	(2,130)	(2,141)
Restructuring and related charges	(9)	(21)	(27)	(39)
Underwriting income	$370	$458	$1,073	$1,466
Catastrophe losses	$1,072	$906	$1,752	$1,267

Underwriting income (loss) by line of business
Auto	$401	$399	$911	$1,016
Homeowners	(88)	15	54	356
Other personal lines (1)	47	65	80	115
Commercial lines	(7)	(36)	—	(42)
Other business lines (2)	18	16	29	24
Answer Financial	(1)	(1)	(1)	(3)
Underwriting income	$370	$458	$1,073	$1,466

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)
Other business lines represent Ivantage, a general agency for Allstate exclusive agencies. Ivantage provides agencies a solution for their customers when coverage through Allstate brand underwritten products is not available.

Second Quarter 2019 Form 10-Q 57

Segment Results Allstate Protection

Changes in underwriting results from prior year by component and by line of business (1)
	Three months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Underwriting income (loss) - prior period	$399	$226	$15	$32	$65	$48	$(36)	$—	$458	$318
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	330	266	94	50	7	19	61	47	492	382
Increase (decrease) other revenue	—	5	—	2	1	1	1	(2)	6	3
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(265)	(129)	(41)	(61)	—	(18)	(62)	(34)	(368)	(242)
Catastrophe losses, excluding reserve reestimates	(14)	48	(176)	73	(13)	13	—	—	(203)	134
Catastrophe reserve reestimates	1	3	33	(47)	3	(1)	—	(2)	37	(47)
Non-catastrophe reserve reestimates	(54)	93	(10)	—	(16)	4	32	(45)	(48)	52
Losses subtotal	(332)	15	(194)	(35)	(26)	(2)	(30)	(81)	(582)	(103)
(Increase) decrease expenses	4	(113)	(3)	(34)	—	(1)	(3)	—	(4)	(142)
Underwriting income (loss)	$401	$399	$(88)	$15	$47	$65	$(7)	$(36)	$370	$458

	Six months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Underwriting income (loss) - prior period	$1,016	$705	$356	$111	$115	$78	$(42)	$(4)	$1,466	$912
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	669	470	181	82	22	32	108	58	980	642
Increase (decrease) other revenue	3	10	—	2	1	3	—	(3)	8	10
(Increase) decrease losses:
Incurred losses, excluding catastrophe losses and reserve reestimates	(533)	(164)	(90)	(107)	8	(44)	(112)	(29)	(727)	(344)
Catastrophe losses, excluding reserve reestimates	(60)	99	(376)	417	(39)	36	2	2	(473)	554
Catastrophe reserve reestimates	(25)	23	21	(78)	(8)	8	—	—	(12)	(47)
Non-catastrophe reserve reestimates	(74)	87	(19)	(25)	(18)	10	48	(65)	(63)	7
Losses subtotal	(692)	45	(464)	207	(57)	10	(62)	(92)	(1,275)	170
(Increase) decrease expenses	(85)	(214)	(19)	(46)	(1)	(8)	(4)	(1)	(106)	(268)
Underwriting income (loss)	$911	$1,016	$54	$356	$80	$115	$—	$(42)	$1,073	$1,466

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.

(2)
Includes other business lines underwriting income of $18 million and $16 million in the second quarter of 2019 and 2018, respectively, and $29 million and $24 million in the first six months of 2019 and 2018, respectively. Includes Answer Financial underwriting loss of $1 million in both the second quarter of 2019 and 2018, and $1 million and $3 million in the first six months of 2019 and 2018, respectively.

Underwriting income decreased to $370 million and $1.07 billion in the second quarter and first six months of 2019, respectively, from $458 million and $1.47 billion in the second quarter and first six months of 2018, respectively, primarily due to higher catastrophe losses, claim severity and policy acquisition costs, partially offset by increased premiums earned, improved auto claim frequency and lower other costs and expenses.

58 www.allstate.com

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

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2019	2018	2019	2018
Auto	$6,087	$5,787	$12,134	$11,526
Homeowners	2,219	2,084	3,895	3,656
Other personal lines	501	498	920	894
Subtotal – Personal lines	8,807	8,369	16,949	16,076
Commercial lines	236	172	421	309
Total premiums written	$9,043	$8,541	$17,370	$16,385
Reconciliation of premiums written to premiums earned:
Increase in unearned premiums	(384)	(347)	(205)	(138)
Other	22	(5)	23	(39)
Total premiums earned	$8,681	$8,189	$17,188	$16,208

Auto	$6,035	$5,705	$11,965	$11,296
Homeowners	1,958	1,864	3,893	3,712
Other personal lines	462	455	921	899
Subtotal – Personal lines	8,455	8,024	16,779	15,907
Commercial lines	226	165	409	301
Total premiums earned	$8,681	$8,189	$17,188	$16,208

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended June 30,
Auto	69.2	67.3	24.2	25.7	93.4	93.0
Homeowners	82.0	75.7	22.5	23.5	104.5	99.2
Other personal lines	64.1	59.3	25.7	26.4	89.8	85.7
Commercial lines	86.7	100.6	16.4	21.2	103.1	121.8
Total	72.2	69.4	23.5	25.0	95.7	94.4

Six months ended June 30,
Auto	67.8	65.7	24.6	25.3	92.4	91.0
Homeowners	75.7	66.9	22.9	23.5	98.6	90.4
Other personal lines	65.2	60.5	26.1	26.7	91.3	87.2
Commercial lines	81.9	90.7	18.1	23.3	100.0	114.0
Total	69.8	66.2	24.0	24.8	93.8	91.0

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Second Quarter 2019 Form 10-Q 59

Segment Results Allstate Protection

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended June 30,
Auto	69.2	67.3	3.2	3.1	(1.7)	(2.7)	(0.1)	(0.1)
Homeowners	82.0	75.7	41.8	36.2	0.2	1.4	0.6	2.3
Other personal lines	64.1	59.3	12.6	10.5	0.2	(2.6)	(0.6)	—
Commercial lines	86.7	100.6	1.8	2.4	5.7	27.3	0.4	0.6
Total	72.2	69.4	12.3	11.1	(1.0)	(1.2)	—	0.5

Six months ended June 30,
Auto	67.8	65.7	2.2	1.6	(1.3)	(2.3)	(0.1)	(0.3)
Homeowners	75.7	66.9	34.8	27.0	1.5	1.6	1.5	2.1
Other personal lines	65.2	60.5	13.5	8.6	0.9	(2.0)	0.7	(0.2)
Commercial lines	81.9	90.7	1.2	2.3	4.2	21.5	—	—
Total	69.8	66.2	10.2	7.8	(0.4)	(0.9)	0.3	0.2
Catastrophe losses were $1.07 billion and $1.75 billion in the second quarter and first six months of 2019, respectively, compared to $906 million and $1.27 billion in the second quarter and first six months of 2018, respectively.
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

60 www.allstate.com

Allstate Protection Segment Results

Catastrophe losses by the size of event
	Three months ended June 30, 2019
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	2.7%	$289	27.0%	3.3	$289
$101 million to $250 million	—	—	—	—	—	—
$50 million to $100 million	3	8.1	249	23.2	2.9	83
Less than $50 million	33	89.2	543	50.6	6.2	16
Total	37	100.0%	1,081	100.8	12.4	29
Prior year reserve reestimates			3	0.3	—
Prior quarter reserve reestimates			(12)	(1.1)	(0.1)
Total catastrophe losses			$1,072	100.0%	12.3

	Six months ended June 30, 2019
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	1.7%	$289	16.5%	1.7	$289
$101 million to $250 million	1	1.7	223	12.7	1.3	223
$50 million to $100 million	6	10.2	470	26.8	2.7	78
Less than $50 million	51	86.4	714	40.8	4.2	14
Total	59	100.0%	1,696	96.8	9.9	29
Prior year reserve reestimates			56	3.2	0.3
Total catastrophe losses			$1,752	100.0%	10.2

Catastrophe losses by the type of event
	Three months ended June 30,				Six months ended June 30,
($ in millions)	Number of events	2019	Number of events	2018	Number of events	2019	Number of events	2018
Hurricanes/Tropical storms	—	$—	1	$3	—	$—	1	$3
Tornadoes	3	305	—	—	4	320	—	—
Wind/Hail	34	776	34	813	49	1,256	43	1,095
Wildfires	—	—	2	13	—	—	2	13
Other events	—	—	—	—	6	120	2	112
Prior year reserve reestimates		3		40		56		44
Prior quarter reserve reestimates		(12)		37		—		—
Total catastrophe losses	37	$1,072	37	$906	59	$1,752	48	$1,267
Catastrophe reinsurance Our current catastrophe reinsurance program supports our risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes and earthquakes, net of reinsurance, exceeding $2 billion. Our program provides reinsurance protection for catastrophes resulting from multiple perils, including hurricanes, windstorms, hail, tornadoes, fires following earthquakes, earthquakes and wildfires. These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers.
During the second quarter of 2019, we completed the Florida component of the program that is designed to address the distinct needs of our separately capitalized companies in that state. Our 2019 Florida program provides coverage for losses up to $639 million, subject to a $20 million retention. The Florida program includes reinsurance agreements placed with the traditional market, the Florida Hurricane Catastrophe Fund (“FHCF”), and the Insurance Linked Securities (“ILS”) market as follows:
• The traditional market placement comprises $283 million of reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. The Excess contract, which forms a part of the traditional market placement, with $249 million of limits, subject to a $20 million retention, provides coverage for perils not covered by the FHCF contracts, which only cover hurricanes.
• The FHCF contracts provide 90% of $151 million of reinsurance limits or approximately $136 million of limits for qualifying losses to personal lines

Second Quarter 2019 Form 10-Q 61

Segment Results Allstate Protection

property in Florida caused by storms the National Hurricane Center declares to be hurricanes.
• The ILS placement provides $200 million of reinsurance limits for qualifying losses to personal lines property in Florida caused by a named storm event, a severe thunderstorm event, an earthquake event, a wildfire event, a volcanic eruption event, or a meteorite impact event.
In addition, a Florida and Southeast Auto Aggregate Excess Catastrophe Contract was placed. This contract provides a single reinsurance limit at 80% of $250 million subject to a $250 million aggregate retention for catastrophe losses to personal lines and commercial lines automobile business (physical damage only) with a qualifying loss in the state of Florida. For these qualifying catastrophe events, coverage is also provided for losses to personal lines and commercial lines automobile business (physical damage only) occurring in Alabama, Georgia, Louisiana, Mississippi, North Carolina, and/or South Carolina. The contract is a one-year term, effective June 1, 2019, covering all qualifying catastrophe events commencing before the May 31, 2020 expiration.

For a complete summary of the 2019 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. Management Discussion Analysis of Financial Condition and Results of Operations - Allstate Protection Segment Results, Catastrophe Reinsurance of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2019.
The total cost of our catastrophe reinsurance programs during the second quarter and first six months of 2019 was $100 million and $188 million, respectively, compared to $91 million and $176 million in the second quarter and first six months of 2018, respectively. The increases were due to increases in Nationwide Program costs due to growth in policies, modest rate increases and program expansion for aggregate losses.

Expense ratio decreased 1.5 points and 0.8 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization of DAC	13.4	13.6	13.6	13.6
Advertising expense	2.2	2.3	2.2	2.1
Other costs and expenses (1)	7.8	8.8	8.0	8.9
Restructuring and related charges	0.1	0.3	0.2	0.2
Total expense ratio	23.5	25.0	24.0	24.8

(1) Other revenue is deducted from other costs and expenses in the expense ratio calculation.

62 www.allstate.com

Allstate Protection Segment Results

Reserve reestimates were favorable in the second quarter and first six months of 2019 and primarily related to favorable personal lines auto injury coverage development, partially offset by strengthening in our homeowners, commercial lines and other personal lines businesses.

Total reserves, net of reinsurance (estimated cost of outstanding claims) as of January 1, by line of business
($ in millions)	2019	2018
Auto	$14,378	$14,051
Homeowners	2,157	2,205
Other personal lines	1,489	1,489
Commercial lines	801	616
Total Allstate Protection	$18,825	$18,361

Reserve reestimates
	Three months ended June 30,				Six months ended June 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2019	2018	2019	2018	2019	2018	2019	2018
Auto	$(104)	$(157)	(1.2)	(1.9)	$(158)	$(257)	(0.9)	(1.6)
Homeowners	4	27	—	0.3	57	59	0.4	0.4
Other personal lines	1	(12)	—	(0.1)	8	(18)	—	(0.1)
Commercial lines	13	45	0.2	0.5	17	65	0.1	0.4
Total Allstate Protection (3)	$(86)	$(97)	(1.0)	(1.2)	$(76)	$(151)	(0.4)	(0.9)

Allstate brand	$(83)	$(92)	(1.0)	(1.1)	$(81)	$(152)	(0.4)	(0.9)
Esurance brand	—	—	—	—	3	—	—	—
Encompass brand	(3)	(5)	—	(0.1)	2	1	—	—
Total Allstate Protection	$(86)	$(97)	(1.0)	(1.2)	$(76)	$(151)	(0.4)	(0.9)

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Allstate Protection premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $3 million and $56 million unfavorable in the three and six months ended June 30, 2019, respectively, and $40 million and $44 million unfavorable in the three and six months ended June 30, 2018, respectively.

Second Quarter 2019 Form 10-Q 63

Segment Results Allstate Protection

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection as of or for the six months ended June 30, 2019. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios, are discussed in the brand sections below.

Premiums written, policies in force and underwriting income (loss)
($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total
Auto	$10,867	68.8%	$1,001	94.2%	$266	53.0%	$12,134	69.9%
Homeowners	3,641	23.0	57	5.4	197	39.2	3,895	22.4
Other personal lines	877	5.5	4	0.4	39	7.8	920	5.3
Commercial lines	421	2.7	—	—	—	—	421	2.4
Total	$15,806	100.0%	$1,062	100.0%	$502	100.0%	$17,370	100.0%

Percent to total Allstate Protection		91.0%		6.1%		2.9%		100.0%

PIF (thousands)
Auto	20,301	65.3%	1,548	91.2%	497	61.4%	22,346	66.5%
Homeowners	6,221	20.0	101	6.0	236	29.1	6,558	19.5
Other personal lines	4,327	13.9	48	2.8	77	9.5	4,452	13.3
Commercial lines	229	0.8	—	—	—	—	229	0.7
Total	31,078	100.0%	1,697	100.0%	810	100.0%	33,585	100.0%

Percent to total Allstate Protection		92.5%		5.1%		2.4%		100.0%

Underwriting income (loss)
Auto	$899	84.1%	$7	—%	$5	100.0%	$911	84.9%
Homeowners	63	5.9	(7)	—	(2)	(40.0)	54	5.0
Other personal lines	78	7.3	—	—	2	40.0	80	7.5
Commercial lines	—	—	—	—	—	—	—	—
Other business lines	29	2.7	—	—	—	—	29	2.7
Answer Financial	—	—	—	—	—	—	(1)	(0.1)
Total	$1,069	100.0%	$—	—%	$5	100.0%	$1,073	100.0%
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

64 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Premiums written	$8,262	$7,807	$15,806	$14,935
Premiums earned	$7,902	$7,470	$15,654	$14,799
Other revenue	151	143	286	279
Claims and claims expense	(5,683)	(5,158)	(10,853)	(9,706)
Amortization of DAC	(1,103)	(1,052)	(2,208)	(2,081)
Other costs and expenses	(891)	(923)	(1,785)	(1,795)
Restructuring and related charges	(9)	(17)	(25)	(32)
Underwriting income	$367	$463	$1,069	$1,464
Catastrophe losses	$1,021	$837	$1,665	$1,166

Underwriting income (loss) by line of business
Auto	$387	$385	$899	$996
Homeowners	(79)	37	63	374
Other personal lines (1)	48	61	78	112
Commercial lines	(7)	(36)	—	(42)
Other business lines (2)	18	16	29	24
Underwriting income	$367	$463	$1,069	$1,464

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)	Other business lines represent Ivantage.

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Underwriting income (loss) - prior period	$463	$355	$1,464	$991
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	432	366	855	638
Increase (decrease) other revenue	8	(2)	7	3
(Increase) decrease losses:
Incurred losses, excluding catastrophe losses and reserve reestimates	(292)	(249)	(590)	(361)
Catastrophe losses, excluding reserve reestimates	(224)	121	(486)	492
Catastrophe reserve reestimates	40	(41)	(13)	(35)
Non-catastrophe reserve reestimates	(49)	50	(58)	(1)
Losses subtotal	(525)	(119)	(1,147)	95
(Increase) decrease expenses	(11)	(137)	(110)	(263)
Underwriting income	$367	$463	$1,069	$1,464

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.
Underwriting income totaled $367 million and $1.07 billion in the second quarter and first six months of 2019, respectively, decreasing from $463 million and $1.46 billion in the second quarter and first six months of 2018, respectively. The decrease in both periods was primarily due to higher catastrophe losses, claim severity and policy acquisition and renewal costs, partially offset by increased premiums earned, improved auto claim frequency and lower other costs and expenses.

Second Quarter 2019 Form 10-Q 65

Segment Results Allstate Protection: Allstate brand

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2019	2018	2019	2018
Auto	$5,472	$5,211	$10,867	$10,362
Homeowners	2,076	1,949	3,641	3,414
Other personal lines	478	475	877	850
Subtotal – Personal lines	8,026	7,635	15,385	14,626
Commercial lines	236	172	421	309
Total	$8,262	$7,807	$15,806	$14,935
Premiums earned
Auto	$5,404	$5,131	$10,725	$10,177
Homeowners	1,832	1,742	3,643	3,469
Other personal lines	440	432	877	852
Subtotal – Personal lines	7,676	7,305	15,245	14,498
Commercial lines	226	165	409	301
Total	$7,902	$7,470	$15,654	$14,799

Auto premium measures and statistics
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
PIF (thousands)	20,301	19,810	20,301	19,810
New issued applications (thousands)	755	754	1,495	1,468
Average premium (6-month policy)	$581	$566	$579	$565
Renewal ratio (%)	88.8	88.5	88.8	88.4
Approved rate changes (1):
Number of locations (2)	20	21	29	35
Total brand (%) (3)	0.8	0.5	1.4	0.8
Location specific (%) (4) (5)	3.4	2.5	3.9	3.0

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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $177 million and $297 million in the three and six months ended June 30, 2019, respectively, compared to $93 million and $153 million in the three and six months ended June 30, 2018, respectively.

Auto insurance premiums written totaled $5.47 billion in the second quarter of 2019, a 5.0% increase from $5.21 billion in the second quarter of 2018 and $10.87 billion in the first six months of 2019, a 4.9% increase from $10.36 billion in the first six months of 2018. Factors impacting premiums written were:

•
2.5% or 491 thousand increase in PIF as of June 30, 2019 compared to June 30, 2018. Auto PIF increased in 36 states, including 6 of our largest 10 states, as of June 30, 2019 compared to June 30, 2018.

•
0.3 point and 0.4 point increase in the renewal ratio in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018. 35 states, including 6 of our 10 largest states, and 40 states, including 6 of our 10 largest states, experienced increases in the renewal ratio in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018.

•
0.1% and 1.8% increase in new issued applications in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018.  22 states, including 4 of our 10 largest states, experienced increases in new issued applications in the second quarter of 2019 compared to the second quarter of 2018, with 10 states experiencing double digit increases. 26 states, including 4 of our 10 largest states, experienced increases in new issued applications in the first six months of 2019 compared to the same period of 2018, with 13 states experiencing double digit increases.

•	2.7% and 2.5% increase in average premium in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to rate increases.

66 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Homeowners premium measures and statistics
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
PIF (thousands)	6,221	6,121	6,221	6,121
New issued applications (thousands)	229	223	426	410
Average premium (12-month policy)	$1,295	$1,226	$1,283	$1,220
Renewal ratio (%)	88.2	87.7	88.3	87.6
Approved rate changes (1):
Number of locations (2)	4	5	24	19
Total brand (%)	0.1	0.1	2.2	1.2
Location specific (%) (3)	5.1	1.8	5.4	4.4

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $8 million and $163 million in the three and six months ended June 30, 2019, respectively, compared to $6 million and $85 million in the three and six months ended June 30, 2018, respectively.

Homeowners insurance premiums written totaled $2.08 billion in the second quarter of 2019, a 6.5% increase from $1.95 billion in the second quarter of 2018 and $3.64 billion in the first six months of 2019, a 6.6% increase from $3.41 billion in the first six months of 2018. Factors impacting premiums written were:

•
1.6% or 100 thousand increase in PIF as of June 30, 2019 compared to June 30, 2018. Homeowners PIF increased in 33 states, including 6 of our largest 10 states, as of June 30, 2019 compared to June 30, 2018.

•
0.5 point and 0.7 point increase in the renewal ratio in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018. All of our largest 10 states experienced an increase in the renewal ratio in the first six months of 2019, compared to the same period of 2018.

•
2.7% and 3.9% increase in new issued applications in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018.  5 of our largest 10 states experienced increases in the first six months of 2019, compared to the same period of 2018.

•
5.6% and 5.2% increase in average premium in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to rate increases and inflationary increases in insured home valuations.

•	$4 million increase in the cost of our catastrophe reinsurance program to $73 million in the second quarter of 2019 from $69 million in the second quarter of 2018, and $2 million increase to $136 million in the first six months of 2019 from $134 million in the first six months of 2018. Catastrophe placement premiums are recorded primarily in the Allstate brand and are a reduction of premium.
Other personal lines premiums written totaled $478 million in the second quarter of 2019, a 0.6% increase from $475 million in the second quarter of 2018 and $877 million in the first six months of 2019, a 3.2% increase from $850 million in the first six months of 2018. The increase in both periods was primarily due to increases in personal umbrella, condominium and landlord insurance premiums.
Commercial lines premiums written totaled $236 million in the second quarter of 2019, a 37.2% increase from $172 million in the second quarter of 2018 and $421 million in the six months of 2019, a 36.2% increase from $309 million in the first six months of 2018. The increase in both periods was primarily due to an agreement with a transportation network company to provide commercial auto insurance coverage. Effective March 1, 2019, we expanded this coverage to 15 states from 4 states in 2018. Growth in premiums written is not reflected in growth in policies in force as the agreement with a transportation network company reflect contracts as opposed to individual driver counts.

Second Quarter 2019 Form 10-Q 67

Segment Results Allstate Protection: Allstate brand

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended June 30,
Auto	68.4	66.7	24.4	25.8	92.8	92.5
Homeowners	82.3	75.1	22.0	22.8	104.3	97.9
Other personal lines	63.9	60.2	25.2	25.7	89.1	85.9
Commercial lines	86.7	100.6	16.4	21.2	103.1	121.8
Total	71.9	69.0	23.5	24.8	95.4	93.8

Six months ended June 30,
Auto	67.0	65.0	24.6	25.2	91.6	90.2
Homeowners	75.8	66.4	22.5	22.8	98.3	89.2
Other personal lines	65.3	60.7	25.8	26.2	91.1	86.9
Commercial lines	81.9	90.7	18.1	23.3	100.0	114.0
Total	69.3	65.6	23.9	24.5	93.2	90.1

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended June 30,
Auto	68.4	66.7	3.3	3.1	(1.7)	(3.0)	(0.1)	(0.1)
Homeowners	82.3	75.1	42.6	36.0	(0.1)	1.4	0.3	2.4
Other personal lines	63.9	60.2	13.0	10.7	(0.2)	(1.4)	(0.6)	—
Commercial lines	86.7	100.6	1.8	2.4	5.7	27.3	0.4	0.6
Total	71.9	69.0	13.0	11.2	(1.0)	(1.2)	—	0.5

Six months ended June 30,
Auto	67.0	65.0	2.3	1.5	(1.4)	(2.5)	—	(0.3)
Homeowners	75.8	66.4	35.5	26.7	1.2	1.5	1.3	2.0
Other personal lines	65.3	60.7	13.8	8.6	1.0	(1.4)	0.7	(0.4)
Commercial lines	81.9	90.7	1.2	2.3	4.2	21.5	—	—
Total	69.3	65.6	10.7	7.9	(0.5)	(1.0)	0.3	0.3
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

68 www.allstate.com

Allstate Protection: Allstate brand Segment Results

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
Auto loss ratio increased 1.7 points and 2.0 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to higher claim severity, lower favorable non-catastrophe prior year reserve estimates and higher catastrophe losses, partially offset by increased premiums earned and improved claim frequency.
Property damage paid claim frequency decreased 1.5% and 2.5% in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018. 38 states experienced a year over year decrease in property damage paid claim frequency in the first six months of 2019 when compared to the same period of 2018.  Property damage paid claim severities increased 8.8% and 7.4% in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018 due to the impact of higher costs to repair more sophisticated newer model vehicles, higher third-party subrogation demands and increased number of total losses.

Bodily injury gross claim frequency decreased 2.1% and 1.6% in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018. Bodily injury severity trends have been increasing generally less than medical care inflation indices.
Homeowners loss ratio increased 7.2 points and 9.4 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to higher catastrophe losses, partially offset by increased premiums earned. Paid claim frequency excluding catastrophe losses decreased 6.7% and 3.1% in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018. Paid claim severity excluding catastrophe losses increased 11.7% and 6.2% in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, as we experienced elevated results in fire, water and wind/hail perils. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 3.7 points and 4.6 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to higher catastrophe losses, partially offset by increased premiums earned.
Commercial lines loss ratio decreased 13.9 points and 8.8 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to increased premiums earned and lower unfavorable non-catastrophe prior year reserve reestimates, partially offset by higher severity. Commercial lines recorded losses related to an agreement with a transportation network company are primarily based on original pricing expectations given limited loss experience.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization of DAC	14.1	14.1	14.1	14.1
Advertising expense	1.9	2.0	1.9	1.8
Other costs and expenses (1)	7.4	8.5	7.7	8.4
Restructuring and related charges	0.1	0.2	0.2	0.2
Total expense ratio	23.5	24.8	23.9	24.5

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 1.3 points and 0.6 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily related to lower incentive compensation and agency sales costs.

Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in total in the second quarter and first six months of 2019 were comparable to the same periods of 2018.

Second Quarter 2019 Form 10-Q 69

Segment Results Allstate Protection: Esurance brand

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Premiums written	$503	$459	$1,062	$952
Premiums earned	$525	$463	$1,027	$896
Other revenue	20	20	40	40
Claims and claims expense	(419)	(364)	(803)	(685)
Amortization of DAC	(12)	(11)	(23)	(21)
Other costs and expenses	(117)	(115)	(241)	(234)
Restructuring and related charges	—	(2)	—	(2)
Underwriting (loss) income	$(3)	$(9)	$—	$(6)
Catastrophe losses	$25	$29	$31	$32

Underwriting income (loss) by line of business
Auto	$8	$5	$7	$6
Homeowners	(11)	(14)	(7)	(12)
Other personal lines	—	—	—	—
Underwriting (loss) income	$(3)	$(9)	$—	$(6)

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Underwriting income (loss) - prior period	$(9)	$(26)	$(6)	$(36)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	62	34	131	48
Increase (decrease) other revenue	—	3	—	7
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(60)	(14)	(117)	(26)
Catastrophe losses, excluding reserve reestimates	5	(3)	2	2
Catastrophe reserve reestimates	(1)	(2)	(1)	(2)
Non-catastrophe reserve reestimates	1	1	(2)	1
Losses subtotal	(55)	(18)	(118)	(25)
(Increase) decrease expenses	(1)	(2)	(7)	—
Underwriting (loss) income	$(3)	$(9)	$—	$(6)

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.
Underwriting loss totaled $3 million in the second quarter of 2019 compared to $9 million in the second quarter of 2018 and underwriting results were zero in the first six months of 2019 compared to an underwriting loss of $6 million in the first six months of 2018.

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2019	2018	2019	2018
Auto	$469	$430	$1,001	$900
Homeowners	32	27	57	48
Other personal lines	2	2	4	4
Total	$503	$459	$1,062	$952
Premiums earned
Auto	$496	$439	$971	$850
Homeowners	27	22	52	42
Other personal lines	2	2	4	4
Total	$525	$463	$1,027	$896

70 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Auto premium measures and statistics
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
PIF (thousands)	1,548	1,432	1,548	1,432
New issued applications (thousands)	145	156	325	314
Average premium (6-month policy)	$611	$602	$619	$604
Renewal ratio (%)	84.0	84.3	84.0	83.9
Approved rate changes (1):
Number of locations (2)	6	8	15	11
Total brand (%) (3)	2.4	0.5	3.0	0.7
Location specific (%) (4) (5)	5.3	2.9	5.0	3.3

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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $42 million and $54 million in the three and six months ended June 30, 2019, respectively, compared to $9 million and $12 million in the three and six months ended June 30, 2018, respectively.

Auto insurance premiums written totaled $469 million in the second quarter of 2019, a 9.1% increase from $430 million in the second quarter of 2018 and$1.00 billion in the first six months of 2019, an 11.2% increase from $900 million in the first six months of 2018. Factors impacting premiums written were:

•	8.1% or 116 thousand increase in PIF as of June 30, 2019 compared to June 30, 2018.

•	7.1% decrease in new issued applications in the second quarter of 2019 compared to the same period of 2018, primarily due to lower advertising spend on less favorable economics. 3.5% increase in new issued applications in the first six months of 2019 compared to the same period of 2018.

•
0.3 point decrease in the renewal ratio in the second quarter of 2019 compared to the same period of 2018. 0.1 point increase in the renewal ratio in the first six months of 2019 compared to the same period of 2018.

•
1.5% and 2.5% increase in average premium in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to rate changes approved and changes in business mix.

Homeowners premium measures and statistics
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
PIF (thousands)	101	88	101	88
New issued applications (thousands)	7	9	14	17
Average premium (12-month policy)	$1,063	$977	$1,045	$978
Renewal ratio (%) (1)	85.5	86.2	85.2	85.4
Approved rate changes (2):
Number of locations (3)	2	—	4	5
Total brand (%)	2.7	—	4.7	1.7
Location specific (%) (4)	19.9	—	19.1	6.4

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

(4)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $3 million and $5 million in the three and six months ended June 30, 2019, respectively, compared to zero and $1 million in the three and six months ended June 30, 2018, respectively.

Second Quarter 2019 Form 10-Q 71

Segment Results Allstate Protection: Esurance brand

Homeowners insurance premiums written totaled $32 million in the second quarter of 2019, an 18.5% increase from $27 million in the second quarter of 2018, and $57 million in the first six months of 2019, an 18.8% increase from $48 million in the first six months of 2018. Factors impacting premiums written were:

•	14.8% or 13 thousand increase in PIF as of June 30, 2019 compared to June 30, 2018.

•
8.8% and 6.9% increase in average premium in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to approved rate changes. As of June 30, 2019, Esurance continues to write homeowners insurance in 31 states with lower hurricane risk, contributing to lower average premium compared to the industry.

•	0.7 point and 0.2 point decrease in the renewal ratio in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018.

•	22.2% and 17.6% decrease in new issued applications in the second quarter and the first six months of 2019, respectively, compared to the same periods of 2018.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended June 30,
Auto	78.0	76.1	20.4	22.8	98.4	98.9
Homeowners	114.8	127.3	25.9	36.3	140.7	163.6
Total	79.8	78.6	20.8	23.3	100.6	101.9

Six months ended June 30,
Auto	77.7	75.7	21.6	23.6	99.3	99.3
Homeowners	88.5	92.9	25.0	35.7	113.5	128.6
Total	78.2	76.5	21.8	24.2	100.0	100.7

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended June 30,
Auto	78.0	76.1	2.0	3.4	(0.2)	(0.2)	0.2	—
Homeowners	114.8	127.3	55.5	63.6	3.7	4.5	3.7	4.5
Total	79.8	78.6	4.8	6.2	—	—	0.4	0.2

Six months ended June 30,
Auto	77.7	75.7	1.3	2.0	0.4	—	0.1	—
Homeowners	88.5	92.9	34.6	35.7	—	—	1.9	2.3
Total	78.2	76.5	3.0	3.6	0.3	—	0.2	0.1
Auto loss ratio increased 1.9 points and 2.0 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to higher severity, partially offset by higher premiums earned and lower catastrophe losses.
Homeowners loss ratio decreased 12.5 points and 4.4 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to lower catastrophe losses, lower frequency and higher premiums earned, partially offset by higher claim severity.

72 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization of DAC	2.4	2.4	2.2	2.3
Advertising expense	7.4	8.6	7.8	8.4
Amortization of purchased intangibles	—	—	0.1	0.1
Other costs and expenses (1)	11.0	11.9	11.7	13.2
Restructuring and related charges	—	0.4	—	0.2
Total expense ratio	20.8	23.3	21.8	24.2

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 2.5 points and 2.4 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018. Other costs and expenses, including sales personnel and other underwriting costs related to customer acquisition, were 0.9 points and 1.5 points lower in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018 reflecting continued implementation of digital self-service capabilities and premium growth.

Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. Esurance advertising expense ratio decreased 1.2 points and 0.6 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018.

Second Quarter 2019 Form 10-Q 73

Segment Results Allstate Protection: Encompass brand

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Premiums written	$278	$275	$502	$498
Premiums earned	$254	$256	$507	$513
Other revenue	1	2	2	3
Claims and claims expense	(167)	(165)	(341)	(331)
Amortization of DAC	(48)	(47)	(96)	(96)
Other costs and expenses	(33)	(39)	(65)	(73)
Restructuring and related charges	—	(2)	(2)	(5)
Underwriting income	$7	$5	$5	$11
Catastrophe losses	$26	$40	$56	$69

Underwriting income (loss) by line of business
Auto	$6	$9	$5	$14
Homeowners	2	(8)	(2)	(6)
Other personal lines	(1)	4	2	3
Underwriting income	$7	$5	$5	$11

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Underwriting income (loss) - prior period	$5	$(11)	$11	$(42)
Changes in underwriting loss from:
Increase (decrease) premiums earned	(2)	(18)	(6)	(44)
Increase (decrease) other revenue	(1)	1	(1)	—
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(16)	21	(20)	43
Catastrophe losses, excluding reserve reestimates	16	16	11	60
Catastrophe reserve reestimates	(2)	(4)	2	(10)
Non-catastrophe reserve reestimates	—	1	(3)	7
Losses subtotal	(2)	34	(10)	100
(Increase) decrease expenses	7	(1)	11	(3)
Underwriting income	$7	$5	$5	$11

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.
Underwriting income was $7 million in the second quarter of 2019 compared to $5 million in the second quarter of 2018, primarily due to lower catastrophe losses and operating costs and expenses, partially offset by higher auto claim severity and lower premiums earned. Underwriting income was $5 million in the first six months of 2019, compared to $11 million in the first six months of 2018, primarily due to higher auto claim severity and lower premiums earned, partially offset by lower operating costs and expenses and catastrophe losses.

74 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Premiums written
Auto	$146	$146	$266	$264
Homeowners	111	108	197	194
Other personal lines	21	21	39	40
Total	$278	$275	$502	$498
Premiums earned
Auto	$135	$135	$269	$269
Homeowners	99	100	198	201
Other personal lines	20	21	40	43
Total	$254	$256	$507	$513

Auto premium measures and statistics
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
PIF (thousands)	497	507	497	507
New issued applications (thousands)	22	19	42	36
Average premium (12-month policy)	$1,130	$1,104	$1,132	$1,110
Renewal ratio (%)	78.1	73.3	77.9	73.0
Approved rate changes (1):
Number of locations (2)	1	5	4	8
Total brand (%) (3)	—	1.0	0.5	1.3
Location specific (%) (4) (5)	3.6	7.9	4.5	6.3

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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled zero and $2 million in the three and six months ended June 30, 2019, respectively, compared to $5 million and $7 million in the three and six months ended June 30, 2018, respectively.

Auto insurance premiums written totaled $146 million in both the second quarter of 2019 and 2018, and $266 million in the first six months of 2019, a 0.8% increase from $264 million in the first six months of 2018. Factors impacting premiums written were:

•	2.0% or 10 thousand decrease in PIF as of June 30, 2019 compared to June 30, 2018.

•
4.8 point and 4.9 point increase in the renewal ratio in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, as profit improvement actions have moderated.

•	15.8% and 16.7% increase in new issued applications in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018.

•	2.4% and 2.0% increase in average premium in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to rate changes over the past 12 months.

Second Quarter 2019 Form 10-Q 75

Segment Results Allstate Protection: Encompass brand

Homeowners premium measure and statistics
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
PIF (thousands)	236	243	236	243
New issued applications (thousands)	12	10	21	18
Average premium (12-month policy)	$1,782	$1,701	$1,775	$1,700
Renewal ratio (%)	82.5	78.9	82.3	78.7
Approved rate changes (1):
Number of locations (2)	8	7	11	10
Total brand (%)	1.4	0.7	2.8	0.8
Location specific (%) (3)	6.5	6.1	8.1	4.3
(1) Includes rate changes approved based on our net cost of reinsurance.

(2)	Encompass brand operates in 40 states and the District of Columbia.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $6 million and $12 million in the three and six months ended June 30, 2019, respectively, compared to $2 million and $3 million in the three and six months ended June 30, 2018, respectively.

Homeowners insurance premiums written totaled $111 million in the second quarter of 2019, a 2.8% increase from $108 million in the second quarter of 2018, and $197 million in the first six months of 2019, a 1.5% increase from $194 million in the first six months of 2018. Factors impacting premiums written were:

•	2.9% or 7 thousand decrease in PIF as of June 30, 2019 compared to June 30, 2018.

•	3.6 point increase in the renewal ratio in both the second quarter and first six months of 2019, respectively, compared to the same periods of

2018, as profit improvement actions have moderated.

•	20.0% and 16.7% increase in new issued applications in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018.

•	4.8% and 4.4% increase in average premium in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to rate changes over the past 12 months.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended June 30,
Auto	64.5	60.7	31.1	32.6	95.6	93.3
Homeowners	66.7	75.0	31.3	33.0	98.0	108.0
Other personal lines	70.0	38.1	35.0	42.9	105.0	81.0
Total	65.7	64.4	31.5	33.6	97.2	98.0

Six months ended June 30,
Auto	66.2	62.1	31.9	32.7	98.1	94.8
Homeowners	69.7	69.7	31.3	33.3	101.0	103.0
Other personal lines	62.5	55.8	32.5	37.2	95.0	93.0
Total	67.3	64.5	31.7	33.4	99.0	97.9

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

76 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended June 30,
Auto	64.5	60.7	2.2	3.0	(6.6)	(0.8)	—	—
Homeowners	66.7	75.0	22.2	34.0	4.0	2.0	4.0	2.0
Other personal lines	70.0	38.1	5.0	9.5	10.0	(28.5)	—	—
Total	65.7	64.4	10.2	15.6	(1.2)	(2.0)	1.6	0.8

Six months ended June 30,
Auto	66.2	62.1	2.2	1.9	(3.4)	(0.4)	—	—
Homeowners	69.7	69.7	23.7	29.9	6.0	4.0	4.0	4.5
Other personal lines	62.5	55.8	7.5	9.3	(2.5)	(14.0)	—	2.3
Total	67.3	64.5	11.0	13.5	0.4	0.2	1.6	2.0
Auto loss ratio increased 3.8 points and 4.1 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to increased claim severity, partially offset by higher favorable prior year reestimates.
Homeowners loss ratio decreased 8.3 points in the second quarter of 2019 compared to the same period of 2018, primarily due to lower catastrophe losses and lower claim severities, partially offset by higher unfavorable prior year reserve reestimates. The homeowners loss ratio was comparable for the first six months of 2019 and 2018.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization of DAC	18.9	18.4	18.9	18.7
Advertising expense	0.4	0.4	0.2	0.2
Other costs and expenses (1)	12.2	14.0	12.2	13.5
Restructuring and related charges	—	0.8	0.4	1.0
Total expense ratio	31.5	33.6	31.7	33.4

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 2.1 points and 1.7 points in the second quarter and first six months of 2019, respectively, compared to the same periods of 2018, primarily due to lower technology costs, professional services and employee-related compensation costs.

Second Quarter 2019 Form 10-Q 77

Segment Results Discontinued Lines and Coverages

Discontinued Lines and Coverages Segment

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Claims and claims expense	$(3)	$(2)	$(5)	$(5)
Operating costs and expenses	—	(1)	(1)	(1)
Underwriting loss	$(3)	$(3)	$(6)	$(6)
Underwriting loss totaled $3 million and $6 million in the second quarter and first six months of both 2019 and 2018, respectively.

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	June 30, 2019	December 31, 2018
Asbestos claims
Gross reserves	$1,207	$1,266
Reinsurance	(381)	(400)
Net reserves	826	866
Environmental claims
Gross reserves	191	209
Reinsurance	(36)	(39)
Net reserves	155	170
Other discontinued lines
Gross reserves	385	389
Reinsurance	(35)	(34)
Net reserves	350	355
Total
Gross reserves	1,783	1,864
Reinsurance	(452)	(473)
Net reserves	$1,331	$1,391

78 www.allstate.com

Discontinued Lines and Coverages Segment Results

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	June 30, 2019	December 31, 2018
Direct excess commercial insurance
Gross reserves (1)	$919	$973
Reinsurance (2)	(335)	(355)
Net reserves	584	618
Assumed reinsurance coverage
Gross reserves (3)	607	625
Reinsurance (4)	(52)	(53)
Net reserves	555	572
Direct primary commercial insurance
Gross reserves (5)	163	171
Reinsurance (6)	(48)	(48)
Net reserves	115	123
Other run-off business
Gross reserves	18	19
Reinsurance	(16)	(16)
Net reserves	2	3
Unallocated loss adjustment expenses
Gross reserves	76	76
Reinsurance	(1)	(1)
Net reserves	75	75
Total
Gross reserves	1,783	1,864
Reinsurance	(452)	(473)
Net reserves	$1,331	$1,391
(1) Gross reserves as of June 30, 2019, comprised 74% case reserves and 26% incurred but not reported (“IBNR”) reserves. Approximately 71% of the total gross case reserves are subject to settlement agreements. In the first six months of 2019, total gross payments from case reserves were $54 million with approximately 82% attributable to settlement agreements.  Reserves as of December 31, 2018, comprised 67% case reserves and 33% IBNR reserves.
(2) Ceded reserves as of June 30, 2019, comprised 82% case reserves and 18% IBNR reserves. Approximately 78% of the total ceded case reserves are subject to settlement agreements. In the first six months of 2019, reinsurance billings of ceded case reserves were $21 million with approximately 89% attributable to settlement agreements.  Reserves as of December 31, 2018, comprised 78% case reserves and 22% IBNR reserves.
(3) Gross reserves as of June 30, 2019, comprised 34% case reserves and 66% IBNR reserves. In the first six months of 2019, total gross payments from case reserves were $18 million. Reserves as of December 31, 2018, comprised 34% case reserves and 66% IBNR reserves.
(4) Ceded reserves as of June 30, 2019, comprised 38% case reserves and 62% IBNR reserves. In the first six months of 2019, reinsurance billings of ceded case reserves were $1 million. Reserves as of December 31, 2018, comprised 37% case reserves and 63% IBNR reserves.
(5) Gross reserves as of June 30, 2019, comprised 57% case reserves and 43% IBNR reserves. In the first six months of 2019, total gross payments from case reserves were $10 million. Reserves as of December 31, 2018, comprised 58% case reserves and 42% IBNR reserves.
(6) Ceded reserves as of June 30, 2019, comprised 78% case reserves and 22% IBNR reserves. In the first six months of 2019, reinsurance billings of ceded case reserves were $1 million. Reserves as of December 31, 2018, comprised 78% case reserves and 22% IBNR reserves.
Total net reserves were $1.33 billion, including $613 million or 46% of estimated IBNR reserves as of June 30, 2019 compared to total net reserves of $1.39 billion, including $693 million or 50% of estimated IBNR reserves as of December 31, 2018.
Total gross payments were $46 million and $85 million for the second quarter and first six months of 2019, respectively, primarily related to payments on settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $11 million and $26 million for the second quarter and first six months of 2019, respectively.

Second Quarter 2019 Form 10-Q 79

Segment Results Service Businesses

Service Businesses Segment

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Premiums written	$350	$297	$718	$584

Revenues
Premiums	$305	$271	$600	$538
Other revenue	48	16	95	32
Intersegment insurance premiums and service fees (1)	33	29	66	58
Net investment income	10	6	19	11
Realized capital gains and losses	9	(2)	17	(6)
Total revenues	405	320	797	633

Costs and expenses
Claims and claims expense	(86)	(89)	(178)	(182)
Amortization of DAC	(134)	(113)	(261)	(223)
Operating costs and expenses	(158)	(116)	(309)	(233)
Restructuring and related charges	1	—	1	(1)
Amortization of purchased intangibles	(31)	(20)	(62)	(41)
Impairment of purchased intangibles	(55)	—	(55)	—
Total costs and expenses	(463)	(338)	(864)	(680)

Income tax benefit	12	3	15	10
Net loss applicable to common shareholders	$(46)	$(15)	$(52)	$(37)

Adjusted net income (loss)	$16	$2	$27	$(1)
Realized capital gains and losses, after-tax	6	(1)	13	(4)
Amortization of purchased intangibles, after-tax	(25)	(16)	(49)	(32)
Impairment of purchased intangibles, after-tax	(43)	—	(43)	—
Net loss applicable to common shareholders	(46)	(15)	(52)	(37)

SquareTrade (2)	$19	$5	$33	$7
Allstate Dealer Services	7	4	13	7
Arity	(1)	(3)	(3)	(6)
InfoArmor (3)	(6)	—	(7)	—
Allstate Roadside Services	(3)	(4)	(9)	(9)
Adjusted net income (loss)	$16	$2	$27	$(1)

SquareTrade (2)			83,968	44,459
Allstate Dealer Services			3,873	3,959
InfoArmor (3)			1,260	—
Allstate Roadside Services			635	681
Policies in force as of June 30 (in thousands)			89,736	49,099

(1)	Primarily related to Arity and Allstate Roadside Services and are eliminated in our condensed consolidated financial statements.

(2)	SquareTrade acquired PlumChoice on November 30, 2018 and iCracked on February 12, 2019.

(3)	InfoArmor was acquired on October 5, 2018.
Net loss applicable to common shareholders was $46 million in the second quarter of 2019 compared to $15 million in the second quarter of 2018 and $52 million in the first six months of 2019 compared to $37 million in the first six months of 2018, including a $55 million intangible asset impairment related to the SquareTrade trade name in the second quarter of 2019.
Adjusted net income was $16 million in the second quarter of 2019 compared to $2 million in the second quarter of 2018. Adjusted net income was $27 million in the first six months of 2019 compared to an adjusted net loss of $1 million in the first six months of 2018. The improvement in both periods was primarily due to growth and improved loss experience at SquareTrade and favorable loss experience at Allstate Dealer Services, partially offset by higher operating expenses related to investing in growth at SquareTrade and InfoArmor and integrating the InfoArmor business.
Total revenues increased 26.6% to $405 million in the second quarter of 2019 from $320 million in the second quarter of 2018 and 25.9% to $797 million in the first six months of 2019 from $633 million in the first six

80 www.allstate.com

Service Businesses Segment Results

months of 2018. The increase in both periods was primarily due to SquareTrade’s growth through its U.S. retail and international distribution partners and the acquisitions of InfoArmor, PlumChoice and iCracked.
Premiums written increased 17.8% or $53 million to $350 million in the second quarter of 2019 from $297 million in the second quarter of 2018 and 22.9% or $134 million to $718 million in the first six months of 2019 from $584 million in the first six months of 2018. The increase in both periods was primarily due to continued growth at SquareTrade and increased premiums written by Allstate Dealer Services.
PIF of 89.7 million as of June 30, 2019, increased by 82.8% compared to 49.1 million as of June 30, 2018, due to continued growth at SquareTrade.
Intersegment premiums and service fees increased by 13.8% or $4 million to $33 million in second quarter 2019 from $29 million in second quarter 2018 and 13.8% or $8 million to $66 million in the first six months of 2019 from $58 million in the first six months of 2018. The increase in both periods was primarily due to increased auto connections through Arity’s device and mobile data collection services and analytic solutions.
Other revenue increased by $32 million to $48 million in second quarter 2019 from $16 million in second quarter 2018 and $63 million to $95 million in the first six months of 2019 from $32 million in the first six months of 2018, due to the acquisition of InfoArmor and SquareTrade’s acquisitions of PlumChoice and iCracked. All of the revenue from these acquired businesses is reported as other revenue. See Note 3 of the condensed consolidated financial statements for further details.
Claims and claims expense decreased 3.4% to $86 million in second quarter 2019 compared to $89 million in second quarter 2018 and 2.2% to $178 million in the first six months of 2019 compared to $182 million in the first six months of 2018. The decrease in both periods was primarily due to improved loss experience at SquareTrade and Allstate Dealer Services.
Amortization of DAC increased 18.6% or $21 million to $134 million in the second quarter of 2019 from $113 million in the second quarter of 2018 and 17.0% or $38 million to $261 million in the first six months of 2019 compared to $223 million in the first six months of 2018. The increase in both periods is in line with the growth experienced at SquareTrade and Allstate Dealer Services.

Operating costs and expenses increased 36.2% or $42 million to $158 million in the second quarter of 2019 from $116 million in the second quarter of 2018 and 32.6% or $76 million to $309 million in the first six months of 2019 compared to $233 million in the first six months of 2018. The increase in both periods was primarily due to the acquisitions of InfoArmor, PlumChoice and iCracked, product development costs, investments in growing the business at SquareTrade and InfoArmor and integrating the InfoArmor business.
Amortization and impairment of purchased intangibles relates to the acquisitions of SquareTrade in 2017 and InfoArmor in 2018. We recognized $486 million and $257 million of intangible assets subject to amortization for SquareTrade and InfoArmor, respectively. We recorded amortization expense of $31 million and $62 million in the second quarter and first six months of 2019, respectively, compared to $20 million and $41 million in the second quarter and first six months of 2018, respectively.
During the second quarter of 2019, we made the decision to phase-out the use of the SquareTrade trade name in the United States and sell consumer protection plans under the Allstate Protection Plan name. The SquareTrade trade name will continue to be used outside of the United States. This change in the second quarter of 2019 required an impairment evaluation of the intangible asset recognized for SquareTrade’s trade name that was recorded when SquareTrade was acquired in 2017. As a result, the Company recognized impairment of $55 million during the second quarter of 2019.

Second Quarter 2019 Form 10-Q 81

Segment Results Allstate Life

Allstate Life Segment

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Premiums and contract charges	$333	$326	$670	$653
Other revenue	33	28	60	54
Net investment income	125	130	252	252
Realized capital gains and losses	1	(3)	(4)	(6)
Total revenues	492	481	978	953

Costs and expenses
Contract benefits	(216)	(195)	(430)	(400)
Interest credited to contractholder funds	(70)	(71)	(142)	(141)
Amortization of DAC	(29)	(35)	(57)	(68)
Operating costs and expenses	(91)	(86)	(182)	(169)
Restructuring and related charges	(1)	(2)	(1)	(2)
Total costs and expenses	(407)	(389)	(812)	(780)

Income tax expense	(18)	(17)	(32)	(31)
Net income applicable to common shareholders	$67	$75	$134	$142

Adjusted net income	$68	$80	$141	$151
Realized capital gains and losses, after-tax	—	(2)	(4)	(4)
DAC and DSI amortization related to realized capital gains and losses, after-tax	(1)	(3)	(3)	(5)
Net income applicable to common shareholders	$67	$75	$134	$142

Reserve for life-contingent contract benefits as of June 30			$2,720	$2,651

Contractholder funds as of June 30			$7,711	$7,630

Policies in force as of June 30 by distribution channel (in thousands)
Allstate agencies			1,822	1,819
Closed channels			187	200
Total			2,009	2,019
Net income applicable to common shareholders was $67 million in the second quarter of 2019 compared to $75 million in the second quarter of 2018 and was $134 million in the first six months of 2019 compared to $142 million in the first six months of 2018.
Adjusted net income was $68 million in the second quarter of 2019 compared to $80 million in the second quarter of 2018. Adjusted net income was $141 million in the first six months of 2019 compared to $151 million in the first six months of 2018. The decrease in both periods was primarily due to higher contract benefits and operating costs and expenses, partially offset by higher premiums, lower amortization of DAC and increased other revenue.
Premiums and contract charges increased 2.1% or $7 million in the second quarter of 2019 and 2.6% or $17 million in the first six months of 2019 compared to the same periods of 2018. The increase in both periods primarily relates to growth in traditional life insurance.

Premiums and contract charges by product
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Traditional life insurance premiums	$156	$148	$310	$294
Accident and health insurance premiums	1	1	1	1
Interest-sensitive life insurance contract charges	176	177	359	358
Premiums and contract charges (1)	$333	$326	$670	$653

(1)
Contract charges related to the cost of insurance totaled $123 million and $121 million for the second quarter of 2019 and 2018, respectively, and $252 million and $247 million for the first six months of 2019 and 2018, respectively.

Other revenue increased 17.9% or $5 million in the second quarter of 2019 and 11.1% or $6 million in the first six months of 2019 compared to the same periods of 2018, primarily due to higher gross dealer concessions earned on Allstate agencies’ sales of non-proprietary fixed and variable annuities.

82 www.allstate.com

Allstate Life Segment Results

Contract benefits increased 10.8% or $21 million in the second quarter of 2019 and 7.5% or $30 million in the first six months of 2019 compared to the same periods of 2018, primarily due to higher claim experience on both traditional and interest-sensitive life insurance.
Benefit spread reflects our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread decreased 14.7% to $64 million in the second quarter of 2019 compared to $75 million in the second quarter of 2018 and 6.3% to $133 million in the first six months of 2019 compared to $142 million in the first six months of 2018, primarily due to higher claim experience on both traditional and interest-sensitive life insurance, partially offset by growth in traditional life premiums.

Investment spread reflects the difference between net investment income and interest credited to contractholder funds (“investment spread”) and is used to analyze the impact of net investment income and interest credited to contractholder funds on net income. Investment spread decreased 6.8% to $55 million in the second quarter of 2019 compared to $59 million in the second quarter of 2018, primarily due to lower net investment income. Investment spread decreased 0.9% to $110 million in the first six months of 2019 compared to $111 million in the first six months of 2018.
Amortization of DAC decreased 17.1% or $6 million in the second quarter of 2019 and 16.2% or $11 million in the first six months of 2019 compared to the same periods of 2018, primarily due to lower gross profits on interest-sensitive life insurance.

Components of amortization of DAC
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$27	$31	$53	$62
Amortization relating to realized capital gains and losses (1)	2	4	4	6
Amortization acceleration for changes in assumptions (‘‘DAC unlocking’’)	—	—	—	—
Total amortization of DAC	$29	$35	$57	$68

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Operating costs and expenses increased 5.8% or $5 million in the second quarter of 2019 and 7.7% or $13 million in the first six months of 2019 compared to the same periods of 2018, primarily due to loss contingency expense related to reinsurance as well as higher commissions on non-proprietary product sales.
Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
($ in millions)	June 30, 2019	December 31, 2018
Traditional life insurance	$2,589	$2,539
Accident and health insurance	131	138
Reserve for life-contingent contract benefits	$2,720	$2,677
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Second Quarter 2019 Form 10-Q 83

Segment Results Allstate Life

Change in contractholder funds
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Contractholder funds, beginning balance	$7,686	$7,603	$7,656	$7,608

Deposits	242	238	476	478

Interest credited	70	71	142	141

Benefits, withdrawals and other adjustments
Benefits	(63)	(56)	(124)	(115)
Surrenders and partial withdrawals	(63)	(65)	(133)	(132)
Contract charges	(174)	(175)	(350)	(351)
Net transfers from separate accounts	4	2	6	4
Other adjustments (1)	9	12	38	(3)
Total benefits, withdrawals and other adjustments	(287)	(282)	(563)	(597)
Contractholder funds, ending balance	$7,711	$7,630	$7,711	$7,630

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

84 www.allstate.com

Allstate Benefits Segment Results

Allstate Benefits Segment

Summarized financial information
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Revenues
Premiums and contract charges	$284	$283	$572	$569
Net investment income	21	19	40	38
Realized capital gains and losses	2	—	6	(2)
Total revenues	307	302	618	605

Costs and expenses
Contract benefits	(143)	(143)	(288)	(292)
Interest credited to contractholder funds	(8)	(9)	(17)	(17)
Amortization of DAC	(35)	(36)	(78)	(77)
Operating costs and expenses	(71)	(69)	(142)	(139)
Total costs and expenses	(257)	(257)	(525)	(525)

Income tax expense	(11)	(9)	(20)	(17)
Net income applicable to common shareholders	$39	$36	$73	$63

Adjusted net income	$37	$36	$68	$65
Realized capital gains and losses, after-tax	2	—	5	(2)
Net income applicable to common shareholders	$39	$36	$73	$63

Benefit ratio (1)	50.4	50.5	50.3	51.3

Operating expense ratio (2)	25.0	24.4	24.8	24.4

Reserve for life-contingent contract benefits as of June 30			$1,010	$995

Contractholder funds as of June 30			$906	$899

Policies in force as of June 30 (in thousands)			4,296	4,283

(1)	Benefit ratio is calculated as contract benefits divided by premiums and contract charges.

(2)	Operating expense ratio is calculated as operating costs and expenses divided by premiums and contract charges.
Net income applicable to common shareholders was $39 million in the second quarter of 2019 compared to $36 million in the second quarter of 2018 and was $73 million in the first six months of 2019 compared to $63 million in the first six months of 2018.
Adjusted net income was $37 million in the second quarter of 2019 compared to $36 million in the second quarter of 2018, primarily due to higher net investment income and premiums, partially offset by higher operating costs and expenses. Adjusted net income was $68 million in the first six months of 2019 compared to $65 million in the first six months of 2018, primarily due to lower contract benefits and higher premiums, partially offset by higher operating costs and expenses.
Premiums and contract charges increased 0.4% or $1 million in the second quarter of 2019 and 0.5% or $3 million in the first six months of 2019 compared to the same periods of 2018.

Second Quarter 2019 Form 10-Q 85

Segment Results Allstate Benefits

Premiums and contract charges by product
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Life	$38	$38	$76	$76
Accident	74	75	150	149
Critical illness	120	119	242	240
Short-term disability	27	27	53	54
Other health	25	24	51	50
Premiums and contract charges	$284	$283	$572	$569
Contract benefits in the second quarter of 2019 were comparable to the second quarter of 2018. Contract benefits decreased 1.4% or $4 million in the first six months of 2019 compared to the first six months of 2018, primarily due to favorable mortality experience in life products.
Benefit ratio decreased to 50.4 and 50.3 in the second quarter and the first six months of 2019, respectively, compared to 50.5 and 51.3 in the same periods of 2018, primarily due to favorable mortality experience in life products, partially offset by higher claims experience in disability products.

Operating costs and expenses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Non-deferrable commissions	$26	$27	$52	$54
General and administrative expenses	45	42	90	85
Total operating costs and expenses	$71	$69	$142	$139
Operating costs and expenses increased 2.9% or $2 million in the second quarter of 2019 and 2.2% or $3 million in the first six months of 2019 compared to the same periods of 2018.
Analysis of reserves

Reserve for life-contingent contract benefits
($ in millions)	June 30, 2019	December 31, 2018
Traditional life insurance	$273	$269
Accident and health insurance	737	738
Reserve for life-contingent contract benefits	$1,010	$1,007

86 www.allstate.com

Allstate Annuities Segment Results

Allstate Annuities Segment

Summarized financial information
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Revenues
Contract charges	$4	$3	$7	$6
Net investment income	296	293	486	583
Realized capital gains and losses	48	6	204	(23)
Total revenues	348	302	697	566

Costs and expenses
Contract benefits	(152)	(145)	(290)	(295)
Interest credited to contractholder funds	(78)	(85)	(159)	(168)
Amortization of DAC	(1)	(2)	(3)	(3)
Operating costs and expenses	(8)	(9)	(15)	(18)
Total costs and expenses	(239)	(241)	(467)	(484)

Gain on disposition of operations	2	2	3	3
Income tax expense	(23)	(13)	(48)	(18)
Net income applicable to common shareholders	$88	$50	$185	$67

Adjusted net income	$52	$44	$27	$79
Realized capital gains and losses, after-tax	37	5	161	(18)
Valuation changes on embedded derivatives not hedged, after-tax	(2)	—	(5)	4
Gain on disposition of operations, after-tax	1	1	2	2
Net income applicable to common shareholders	$88	$50	$185	$67

Reserve for life-contingent contract benefits as of June 30			$8,607	$8,567

Contractholder funds as of June 30			$9,347	$10,359

Policies in force as of June 30 (in thousands)
Deferred annuities			120	133
Immediate annuities			81	87
Total			201	220
Net income applicable to common shareholders was $88 million in the second quarter of 2019 compared to $50 million in the second quarter of 2018 and was $185 million in the first six months of 2019 compared to $67 million in the first six months of 2018.
Adjusted net income was $52 million in the second quarter of 2019 compared to $44 million in the second quarter of 2018, primarily due to lower interest credited to contractholder funds and higher net investment income, partially offset by higher contract benefits. Adjusted net income was $27 million in the first six months of 2019 compared to $79 million in the first six months of 2018, primarily due to lower net investment income, partially offset by lower interest credited to contractholder funds.
Net investment income increased 1.0% or $3 million in the second quarter of 2019 compared to the second quarter of 2018, due to higher performance-based investment results, mainly from limited partnership interests, partially offset by lower average investment balances. Performance-based investment results in the second quarter of 2019 reflect higher asset appreciation and gains on sales of underlying investments. Net investment income decreased 16.6% or $97 million in the first six months of 2019 compared to the first six months of 2018, due to lower performance-based investment results, mainly from limited partnership interests, and lower average investment balances.
Net realized capital gains in both the second quarter of 2019 and the first six months of 2019 primarily related to increased valuation of equity investments and gains on sales of fixed income securities.
Contract benefits increased 4.8% or $7 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to worse immediate annuity mortality experience. Contract benefits decreased 1.7% or $5 million in the first six months of 2019 compared to the first six months of 2018, primarily due to lower implied interest on immediate annuities with life contingencies.
Benefit spread reflects our mortality results using the difference between contract charges earned and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies. This implied interest totaled $119 million and $240 million in the second quarter and first six months of 2019, respectively, compared to $123 million and $247 million in the second quarter and first

Second Quarter 2019 Form 10-Q 87

Segment Results Allstate Annuities

six months of 2018, respectively. Total benefit spread was $(31) million in second quarter 2019 compared to $(21) million in second quarter 2018 and $(46) million in the first six months of 2019 compared to $(45) million in the first six months of 2018.
Interest credited to contractholder funds decreased 8.2% or $7 million in the second quarter of 2019 and 5.4% or $9 million in the first six months of 2019 compared to the same periods of 2018, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $3 million and $6 million in the second quarter and first six months of 2019, respectively, compared to decreases of $2 million and $6 million in the second quarter and first six months of 2018, respectively.
Investment spread reflects the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits and is used to analyze the impact of net investment income and interest credited to contractholders on net income.

Investment spread
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Investment spread before valuation changes on embedded derivatives not hedged	$102	$83	$93	$162
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(3)	2	(6)	6
Total investment spread	$99	$85	$87	$168
Investment spread before valuation changes on embedded derivatives not hedged increased by $19 million to $102 million in the second quarter of 2019 compared to $83 million in the second quarter of 2018 primarily due to lower interest credited to contractholder funds as well as higher investment income, mainly from limited partnership interests. Investment spread before valuation changes on embedded derivatives not hedged decreased by $69 million to $93 million in the first six months of 2019 compared to $162 million in the first six months of 2018 primarily due to lower investment income, mainly from limited partnership interests, partially offset by lower interest credited to contractholder funds.
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

Analysis of investment spread
	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2019	2018	2019	2018	2019	2018
Deferred fixed annuities	4.5%	4.2%	2.7%	2.8%	1.8%	1.4%
Immediate fixed annuities with and without life contingencies	7.3	7.1	5.9	6.0	1.4	1.1

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2019	2018	2019	2018	2019	2018
Deferred fixed annuities	4.3%	4.2%	2.7%	2.8%	1.6%	1.4%
Immediate fixed annuities with and without life contingencies	5.4	7.0	5.9	6.0	(0.5)	1.0
Operating costs and expenses decreased by $1 million in the second quarter of 2019 and $3 million in the first six months of 2019 compared to the same periods of 2018, primarily due to lower technology and employee-related costs.

88 www.allstate.com

Allstate Annuities Segment Results

Analysis of reserves and contractholder funds

Product Liabilities
($ in millions)	June 30, 2019	December 31, 2018
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	$5,141	$4,990
Standard structured settlements and SPIA (2)	3,403	3,425
Other	63	109
Reserve for life-contingent contract benefits	$8,607	$8,524

Deferred fixed annuities	$6,797	$7,156
Immediate fixed annuities without life contingencies	2,435	2,525
Other	115	136
Contractholder funds	$9,347	$9,817

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

Changes in contractholder funds
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Contractholder funds, beginning balance	$9,571	$10,643	$9,817	$10,936

Deposits	4	5	9	9

Interest credited	78	84	158	166

Benefits, withdrawals and other adjustments
Benefits	(135)	(148)	(276)	(304)
Surrenders and partial withdrawals	(150)	(227)	(331)	(428)
Contract charges	(2)	(1)	(4)	(3)
Net transfers from separate accounts	—	—	(1)	—
Other adjustments (1)	(19)	3	(25)	(17)
Total benefits, withdrawals and other adjustments	(306)	(373)	(637)	(752)
Contractholder funds, ending balance	$9,347	$10,359	$9,347	$10,359

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

Contractholder funds decreased 2.3% and 4.8% in the second quarter and first six months of 2019, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities but still accept additional deposits on existing contracts.
Surrenders and partial withdrawals decreased 33.9% to $150 million in the second quarter of 2019 from $227 million in the second quarter of 2018. Surrenders and partial withdrawals decreased 22.7% to $331 million in the first six months of 2019 from $428 million in the first six months of 2018.

The annualized surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of year contractholder funds, was 10.1% in the first six months of 2019 compared to 11.4% in the first six months of 2018.

Second Quarter 2019 Form 10-Q 89

Investments

Investments

Portfolio composition and strategy by reporting segment (1)
	As of June 30, 2019
($ in millions)	Property-Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other	Total
Fixed income securities (2)	$31,980	$1,077	$7,682	$1,302	$14,436	$2,007	$58,484
Equity securities (3)	5,805	228	102	109	1,339	323	7,906
Mortgage loans	359	—	1,933	205	2,190	—	4,687
Limited partnership interests	4,558	—	—	—	3,260	—	7,818
Short-term investments (4)	1,962	103	330	29	899	417	3,740
Other	1,589	—	1,322	304	641	—	3,856
Total	$46,253	$1,408	$11,369	$1,949	$22,765	$2,747	$86,491
Percent to total	53.5%	1.6%	13.1%	2.3%	26.3%	3.2%	100.0%

Market-based core	$32,239	$1,408	$11,369	$1,949	$17,925	$2,747	$67,637
Market-based active	9,268	—	—	—	1,340	—	10,608
Performance-based	4,746	—	—	—	3,500	—	8,246
Total	$46,253	$1,408	$11,369	$1,949	$22,765	$2,747	$86,491

(1)	Balances reflect the elimination of related party investments between segments.

(2)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $30.99 billion, $1.04 billion, $7.15 billion, $1.25 billion, $13.62 billion, $1.97 billion and $56.01 billion for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in Total, respectively.

(3)
Equity securities are carried at fair value. The fair value of equity securities held as of June 30, 2019, was $1.23 billion in excess of cost. These net gains were primarily concentrated in the consumer goods and technology sectors and in domestic equity index funds.

(4)	Short-term investments are carried at fair value.
Investments totaled $86.49 billion as of June 30, 2019, increasing from $81.26 billion as of December 31, 2018, primarily due to higher fixed income and equity valuations, positive operating cash flows and issuance of senior debt, partially offset by common share repurchases, dividends paid to shareholders, net reductions in contractholder funds and repayment of senior debt.
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

90 www.allstate.com

Investments

Portfolio composition by investment strategy
	As of June 30, 2019
($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$49,715	$8,679	$90	$58,484
Equity securities	6,880	798	228	7,906
Mortgage loans	4,687	—	—	4,687
Limited partnership interests	594	239	6,985	7,818
Short-term investments	2,994	746	—	3,740
Other	2,767	146	943	3,856
Total	$67,637	$10,608	$8,246	$86,491
Percent to total	78.2%	12.3%	9.5%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$2,215	$261	$—	$2,476
Limited partnership interests	—	—	(1)	(1)
Other	(3)	—	—	(3)
Total	$2,212	$261	$(1)	$2,472

Fixed income securities by type
	Fair value as of
($ in millions)	June 30, 2019	December 31, 2018
U.S. government and agencies	$4,160	$5,517
Municipal	8,891	9,169
Corporate	43,273	40,136
Foreign government	791	747
Asset-backed securities (“ABS”)	859	1,045
Residential mortgage-backed securities (“RMBS”)	418	464
Commercial mortgage-backed securities (“CMBS”)	70	70
Redeemable preferred stock	22	22
Total fixed income securities	$58,484	$57,170
Fixed income securities are rated by third-party credit rating agencies and/or are internally rated. As of June 30, 2019, 87.7% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

Second Quarter 2019 Form 10-Q 91

Investments

Fair value and unrealized net capital gains and losses for fixed income securities by credit quality
	As of June 30, 2019
	Investment grade		Below investment grade		Total
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Percent rated investment grade
U.S. government and agencies	$4,160	$180	$—	$—	$4,160	$180	100.0%
Municipal
Tax exempt	6,861	238	30	1	6,891	239	99.6%
Taxable	1,960	273	40	1	2,000	274	98.0%
Total Municipal	8,821	511	70	2	8,891	513	99.2%
Corporate
Public	27,364	1,145	3,415	79	30,779	1,224	88.9%
Privately placed	9,181	361	3,313	68	12,494	429	73.5%
Total Corporate	36,545	1,506	6,728	147	43,273	1,653	84.5%
Foreign government	783	25	8	—	791	25	99.0%
ABS
Collateralized debt obligations (“CDO”)	316	(2)	38	2	354	—	89.3%
Consumer and other asset-backed securities (“Consumer and other ABS”) (1)	489	6	16	—	505	6	96.8%
Total ABS	805	4	54	2	859	6	93.7%
RMBS
U.S. government sponsored entities (“U.S. Agency”)	65	1	—	—	65	1	100.0%
Non-agency	38	3	315	89	353	92	10.8%
Total RMBS	103	4	315	89	418	93	24.6%
CMBS	37	1	33	4	70	5	52.9%
Redeemable preferred stock	22	1	—	—	22	1	100.0%
Total fixed income securities	$51,276	$2,232	$7,208	$244	$58,484	$2,476	87.7%

(1)
Total Consumer and other ABS consists of $136 million of consumer auto, $127 million of credit card and $242 million of other ABS with unrealized net capital gains of $1 million, $1 million and $4 million, respectively.

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
Equity securities totaled $7.91 billion as of June 30, 2019 and primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Exchange traded and mutual funds that have fixed income securities as their underlying investments totaled $1.98 billion as of June 30, 2019, an increase of $1.58 billion compared to December 31, 2018.
Mortgage loans, which are primarily held in the life and annuity portfolios, totaled $4.69 billion as of June 30, 2019, and primarily comprise loans secured by first mortgages on developed commercial real estate.

92 www.allstate.com

Investments

Limited partnership interests include interests in private equity funds, real estate funds and other funds.

Carrying value and other information for limited partnership interests
	As of June 30, 2019
($ in millions)	Limited partnership interests (1)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$5,952	148	293	$191
Real estate	1,033	37	76	62
Other	833	11	12	402
Total	$7,818	196	381

(1)	We have commitments to invest in additional limited partnership interests totaling $2.89 billion.
Unrealized net capital gains totaled $2.47 billion as of June 30, 2019 compared to $33 million as of December 31, 2018.

Unrealized net capital gains (losses)
($ in millions)	June 30, 2019	December 31, 2018
U.S. government and agencies	$180	$131
Municipal	513	206
Corporate	1,653	(400)
Foreign government	25	8
ABS	6	(4)
RMBS	93	87
CMBS	5	7
Redeemable preferred stock	1	1
Fixed income securities	2,476	36
Derivatives	(3)	(3)
EMA limited partnerships	(1)	—
Unrealized net capital gains and losses, pre-tax	$2,472	$33
The unrealized net capital gain for the fixed income portfolio totaled $2.48 billion, comprised of $2.57 billion of gross unrealized gains and $91 million of gross unrealized losses as of June 30, 2019. This compares to an unrealized net capital gain for the fixed income portfolio totaling $36 million, comprised of $993 million of gross unrealized gains and $957 million of gross unrealized losses as of December 31, 2018. Fixed income valuations increased primarily due to a decrease in risk-free interest rates and tighter credit spreads.

Second Quarter 2019 Form 10-Q 93

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	As of June 30, 2019
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$12,066	$419	$(21)	$12,464
Banking	3,989	117	(15)	4,091
Utilities	5,395	369	(14)	5,750
Energy	2,548	125	(9)	2,664
Technology	2,867	83	(5)	2,945
Capital goods	4,995	179	(4)	5,170
Financial services	2,538	91	(4)	2,625
Communications	2,869	123	(3)	2,989
Basic industry	1,974	100	(2)	2,072
Transportation	1,985	113	(1)	2,097
Other	394	12	—	406
Total corporate fixed income portfolio	41,620	1,731	(78)	43,273
U.S. government and agencies	3,980	180	—	4,160
Municipal	8,378	516	(3)	8,891
Foreign government	766	26	(1)	791
ABS	853	11	(5)	859
RMBS	325	94	(1)	418
CMBS	65	8	(3)	70
Redeemable preferred stock	21	1	—	22
Total fixed income securities	$56,008	$2,567	$(91)	$58,484
The consumer goods, utilities and capital goods sectors comprise 29%, 13% and 12%, respectively, of the carrying value of our corporate fixed income securities portfolio as of June 30, 2019. The consumer goods, banking and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2019.

In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

94 www.allstate.com

Investments

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Fixed income securities	$543	$509	$1,081	$1,017
Equity securities	68	61	98	95
Mortgage loans	54	60	107	111
Limited partnership interests	254	173	263	353
Short-term investments	26	19	52	31
Other	67	68	130	134
Investment income, before expense	1,012	890	1,731	1,741
Investment expense (1) (2)	(70)	(66)	(141)	(131)
Net investment income	$942	$824	$1,590	$1,610

Market-based core	$647	$622	$1,260	$1,205
Market-based active	86	75	168	146
Performance-based	279	193	303	390
Investment income, before expense	$1,012	$890	$1,731	$1,741

(1)
Investment expense includes $20 million and $18 million of investee level expenses in the second quarter of 2019 and 2018, respectively, and $40 million and $36 million in the first six months of 2019 and 2018, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(2)
Investment expense includes $11 million and $7 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the second quarter of 2019 and 2018, respectively, and $22 million and $11 million in the first six months of 2019 and 2018, respectively.

Net investment income increased 14.3% or $118 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to higher performance-based investment results, mainly from limited partnership interests, and higher income from market-based portfolios. Net investment income decreased 1.2% or $20 million in the first six months of 2019 compared to the first six months of 2018, primarily due to lower performance-based investment results, mainly from limited partnership interests, partially offset by higher income from market-based portfolios.

Performance-based investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Limited partnerships
Private equity	$216	$152	$211	$329
Real estate	38	21	50	24
Performance-based - limited partnerships	254	173	261	353

Non-limited partnerships
Private equity	10	4	13	6
Real estate	15	16	29	31
Performance-based - non-limited partnerships	25	20	42	37

Total
Private equity	226	156	224	335
Real estate	53	37	79	55
Total performance-based	$279	$193	$303	$390

Investee level expenses (1)	$(18)	$(17)	$(36)	$(33)

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income increased 44.6% or $86 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to higher asset appreciation and gains on sales of underlying investments. Performance-based investment income decreased 22.3% or $87 million in the first six months of 2019 compared to the first six months of 2018, primarily due to lower asset appreciation related to private equity investments. The five highest contributing performance-based investments in each period generated investment income of $80 million and $92 million in the first six months of 2019 and 2018, respectively.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Second Quarter 2019 Form 10-Q 95

Investments

Components of realized capital gains (losses) and the related tax effect
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Impairment write-downs
Fixed income securities	$(9)	$(2)	$(11)	$(3)
Limited partnership interests	(2)	(1)	(3)	(1)
Other investments	(4)	(1)	(15)	(1)
Total impairment write-downs	(15)	(4)	(29)	(5)
Sales	117	(75)	212	(117)
Valuation of equity investments	200	34	827	(49)
Valuation and settlements of derivative instruments	22	20	(24)	12
Realized capital gains and losses, pre-tax	324	(25)	986	(159)
Income tax (expense) benefit	(68)	6	(206)	34
Realized capital gains and losses, after-tax	$256	$(19)	$780	$(125)

Market-based core	$212	$(50)	$731	$(127)
Market-based active	75	(11)	161	(60)
Performance-based	37	36	94	28
Realized capital gains and losses, pre-tax	$324	$(25)	$986	$(159)
Realized capital gains in the second quarter of 2019 and in the first six months of 2019, related primarily to increased valuation of equity investments and gains on sales of fixed income securities and investments in directly held real estate.
Sales resulted in $117 million and $212 million of net realized capital gains in the three and six months ended June 30, 2019, respectively. Sales related primarily to fixed income securities in connection with ongoing portfolio management as well as sales of investments in directly held real estate.
Valuation of equity investments resulted in gains of $200 million for the three months ended June 30, 2019, which included $178 million of appreciation in the valuation of equity securities and $22 million of appreciation primarily for certain limited partnerships where the underlying assets are predominately public equity securities. Valuation of equity investments resulted in gains of $827 million for the six months ended June 30, 2019, which included $731 million of appreciation in the valuation of equity securities and $96 million of appreciation primarily for certain limited partnerships where the underlying assets are predominately public equity securities.
Valuation and settlements of derivative instruments generated gains of $22 million for the three months ended June 30, 2019, primarily comprised of gains on interest rate futures and total return swaps used for asset replication, partially offset by losses on equity options and futures used for risk management. Valuation and settlements of derivative instruments generated losses of $24 million for the six months ended June 30, 2019, primarily comprised of losses on equity options and futures used for risk management, partially offset by gains on total return swaps and interest rate futures used for asset replication.

Realized capital gains (losses) for performance-based investments
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Impairment write-downs	$(2)	$(1)	$(3)	$(1)
Sales	31	(1)	60	(1)
Valuation of equity investments	2	19	27	19
Valuation and settlements of derivative instruments	6	19	10	11
Total performance-based	$37	$36	$94	$28
Realized capital gains on performance-based investments were $37 million in the second quarter of 2019, primarily related to gains on sales of investments in directly held real estate. Realized capital gains on performance-based investments were $94 million in the first six months of 2019, primarily related to gains on sales of investments in directly held real estate and increased valuation of equity investments. Realized capital gains on sales of investments in directly held real estate includes the recovery of accumulated depreciation recorded in investee level expenses over the investing period.

96 www.allstate.com

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	June 30, 2019	December 31, 2018
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$22,716	$21,194
Accumulated other comprehensive income	1,760	118
Total shareholders’ equity	24,476	21,312
Debt	6,628	6,451
Total capital resources	$31,104	$27,763

Ratio of debt to shareholders’ equity	27.1%	30.3%
Ratio of debt to capital resources	21.3%	23.2%
Shareholders’ equity increased in the first six months of 2019, primarily due to increased unrealized capital gains on investments and net income. In the six months ended June 30, 2019, we paid dividends of $324 million and $61 million related to our common and preferred shares, respectively.
Common share repurchases As of June 30, 2019, there was $1.57 billion remaining on the $3.00 billion common share repurchase program that is expected to be completed by April 2020. Funding for the repurchase program may include potential preferred stock issuances of up to $1.00 billion. In December 2018, we entered into an accelerated share repurchase agreement (“ASR agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), to purchase $1.00 billion of our outstanding common stock. This ASR agreement was completed on May 3, 2019. Under the ASR agreement, we paid $1.00 billion and acquired 11.1 million shares of which 417 thousand were delivered in 2019.
During the first six months of 2019, we repurchased 4.0 million common shares for $498 million.
Common shareholder dividends On January 2, 2019 and April 1, 2019, we paid common shareholder dividends of $0.46 and $0.50, respectively. On May 21, 2019 and July 17, 2019, we declared common shareholder dividends of $0.50 and $0.50 payable on July 1, 2019 and October 1, 2019, respectively.
Issuance of debt On June 10, 2019, we issued $500 million of 3.850% Senior Notes due 2049.  Interest on the Senior Notes is payable semi-annually in arrears on February 10 and August 10 of each year, beginning on February 10, 2020.  The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The proceeds of this issuance will be used for general corporate purposes.
Repayment of debt On May 16, 2019 we repaid $317 million of 7.450% Senior Notes, Series B, at maturity.
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
In May 2019, A.M. Best affirmed The Allstate Corporation’s debt and short-term issuer ratings of a and AMB-1+, respectively, and the insurer financial strength ratings of A+ for Allstate Insurance Company (“AIC”), Allstate Life Insurance Company (“ALIC”), and Allstate Assurance Company (“AAC”). The outlook for the ratings is stable.
In June 2019, S&P Global affirmed The Allstate Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength ratings of AA- for AIC and A+ for ALIC. The outlook for the ratings is stable.
In July 2019, Moody’s affirmed The Allstate Corporation’s debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength rating of Aa3 for AIC. Moody’s downgraded ALIC and AAC insurance financial strength ratings to A2 from A1 reflecting Moody’s shift to a more standard single rating level positive adjustment for subsidiary company ratings. The outlook for the ratings is stable.
Liquidity sources and uses We actively manage our financial position and liquidity levels in light of changing market, economic and business conditions. Liquidity is managed at both the entity and enterprise level across the Company and is assessed on both base and stressed level liquidity needs. We believe we have sufficient liquidity to meet these needs. Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.
The Allstate Corporation is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain subsidiaries, which include, but are not limited to ALIC and AIC. The

Second Quarter 2019 Form 10-Q 97

Capital Resources and Liquidity

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
Parent company capital capacity Parent holding company deployable assets totaled $2.82 billion as of June 30, 2019, comprised of cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
Intercompany dividends were paid in the first six months of 2019 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation and ALIC.

Intercompany dividends
($ in millions)	June 30, 2019
AIC to AIH	$1,878
AIH to the Corporation	1,878
ALIC to AIC	75
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of June 30, 2019, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.

The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first six months of 2019, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2019, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 16.6% as of June 30, 2019. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2019.

•
The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2021. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 570 million shares of treasury stock as of June 30, 2019), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

98 www.allstate.com

Capital Resources and Liquidity

Liquidity exposure Contractholder funds were $17.96 billion as of June 30, 2019.

Contractholder funds by contractual withdrawal provisions
($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,777	15.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,776	26.6
Market value adjustments (2)	890	5.0
Subject to discretionary withdrawal without adjustments (3)	9,521	53.0
Total contractholder funds (4)	$17,964	100.0%

(1)	Includes $1.08 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$430 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $693 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
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

The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.4% and 7.3% in the first six months of 2019 and 2018, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

Second Quarter 2019 Form 10-Q 99

Recent Developments

Recent Developments
The following updates the regulation disclosures included in Part I, Item 1. Regulation in our annual report on Form 10-K for the year-ended December 31, 2018.
On May 30, 2019, the Governor of Michigan signed Senate Bill 1, which was passed by the legislature to reform Michigan’s no-fault auto insurance system. Following passage, technical corrections were made in House Bill 4397, and both bills were enacted into law on June 11, 2019. The bills generally provide for the following changes:

•
Allowing insureds to choose levels of personal injury protection coverage ranging from a complete opt-out of personal injury protection coverage in certain circumstances where the insured already has coverage; or a coverage limit of $50,000, subject to certain qualifying conditions; coverage limits of $250,000 to $500,000; or continuing to choose unlimited lifetime coverage. For claims arising under the unlimited personal injury protection coverage, the Michigan Catastrophic Claims Association (“MCCA”), a state-mandated indemnification mechanism, will still exist and provide reimbursement above the retention threshold for covered losses, just as it currently does.

•
Implementing mandated rate reductions that correspond to the level of personal injury protection coverage chosen by insureds, which go into effect July 2, 2020. All rate filings between July 1, 2020 and July 1, 2028 are subject to prior approval by the Michigan Department of Financial Services. The coverage level chosen by insureds will determine the impact these rate rollbacks will have on premiums written.

•
Setting fee schedules for personal injury protection claims at 200% of Medicare rates in 2021, declining to 195% in 2022 and 190% in 2023, for any providers other than certain unique categories of providers and applying to treatment on existing and new claims beginning after July 1, 2021. The fee schedules will result in more consistent and capped levels of claim payments.

•
Implementing a process of utilization review for existing and new claims for medical treatment, creating a managed care option that provides for allowable expenses for reasonably necessary products, services and accommodations, setting limits on family provided attendant care, creating a fraud authority, and setting limits on the availability of attorney fees associated with personal injury protection coverage claims.

Allstate has advocated for personal injury protection reform for many years in Michigan. We are evaluating the impact of the changes associated with these bills. We anticipate a reduction in our claims and claims expense reserves related to Michigan unlimited personal injury protection and the corresponding MCCA indemnification recoverables.

100 www.allstate.com

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
Insurance Industry Risks (1) adverse changes in the nature and level of catastrophes and severe weather events; (2) our catastrophe management strategy on premium growth; (3) unexpected increases in the frequency or severity of claims; (4) the cyclical nature of the property and casualty businesses; (5) the availability of reinsurance at current levels and prices; (6) risk of our reinsurers; (7) changing climate and weather conditions; (8) changes in underwriting and actual experience; (9) changes in reserve estimates; (10) changes in estimates of profitability on interest-sensitive life products
Financial Risks (11) conditions in the global economy and capital markets; (12) a downgrade in financial strength ratings; (13) the effect of adverse capital and credit market conditions; (14) possible impairments in the value of goodwill; (15) the realization of deferred tax assets; (16) restrictions on our subsidiaries’ ability to pay dividends; (17) restrictions under the terms of certain of our securities on our ability to pay dividends or repurchase our stock
Investment Risks (18) market risk and declines in credit quality relating to our investment portfolio; (19) our subjective determination of the amount of realized capital losses recorded for impairments of our investments and the fair value of our fixed income and equity securities; (20) the influence of changes in market interest rates or performance-based investment returns on our annuity business
Operational Risks (21) impacts of new or changing technologies on our business; (22) failure in cyber or other information security controls, as well as the occurrence of events unanticipated in our disaster recovery systems and business continuity planning; (23) misconduct or fraudulent acts by employees, agents and third parties; (24) the impact of a large scale pandemic, the threat or occurrence of terrorism or military action; (25) loss of key vendor relationships or failure of a vendor to protect confidential, proprietary and personal information; (26) intellectual property infringement, misappropriation and third-party claims
Regulatory and Legal Risks (27) regulatory changes, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (28) regulatory reforms and restrictive regulations; (29) changes in tax laws; (30) our ability to mitigate the capital impact associated with statutory reserving and capital requirements; (31) changes in accounting standards; (32) losses from legal and regulatory actions; (33) our participation in indemnification programs, including state industry pools and facilities; (34) impacts from the Covered Agreement, including changes in state insurance laws
Strategic Risks (35) competition in the insurance industry and impact of new or changing technologies; (36) market convergence and regulatory changes on our risk segmentation and pricing; (37) acquisitions and divestitures of businesses; and (38) reducing our concentration in spread-based business and exiting certain distribution channels
Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent annual report on Form 10-K. Forward- looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Second Quarter 2019 Form 10-Q 101

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
April 1, 2019 - April 30, 2019
Open Market Purchases	6,712	$96.07	—
May 1, 2019 - May 31, 2019
ASR Agreement (2)	417,156	$89.80	417,156
Open Market Purchases	1,839,395	$95.91	1,838,986
June 1, 2019 - June 30, 2019
Open Market Purchases	1,708,294	$100.70	1,708,185
Total	3,971,557	$97.32	3,964,327	$1.57	billion

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

April: 6,712
May: 409
June: 109

(2)
On December 14, 2018, Allstate entered into an accelerated share repurchase agreement (“ASR Agreement’) with Wells Fargo Bank, National Association (“Wells Fargo”) to purchase $1.00 billion of our outstanding shares of common stock, which settled on May 3, 2019. Under this ASR Agreement, we repurchased a total of 11.1 million shares at an average price of $89.80.

(3)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4)	On October 31, 2018, we announced the approval of a common share repurchase program for $3 billion, which is expected to be completed by April 2020.

102 www.allstate.com

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

10.1	The Allstate Corporation 2019 Equity Incentive Plan	Proxy	1-11840	App. D	April 8, 2019
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated July 30, 2019, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

Second Quarter 2019 Form 10-Q 103

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

July 30, 2019	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller, and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

104 www.allstate.com