Form 10-Q
period 2019-09-30
ALLSTATE CORP
filed 2019-10-30
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-11840
THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2775 Sanders Road, Northbrook, Illinois    60062
(Address of principal executive offices)    (Zip Code)
Registrant’s telephone number, including area code: (847) 402-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $.01 per share	ALL	New York Stock Exchange Chicago Stock Exchange
5.100% Fixed-to-Floating Rate Subordinated Debentures due 2053	ALL.PR.B	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 5.625% Noncumulative Preferred Stock, Series A	ALL PR A	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 5.625% Noncumulative Preferred Stock, Series G	ALL PR G	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 5.100% Noncumulative Preferred Stock, Series H	ALL PR H	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 14, 2019, the registrant had 323,956,116 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
September 30, 2019

Condensed Consolidated Financial Statements

Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Property and casualty insurance premiums	$9,094	$8,595	$26,882	$25,341
Life premiums and contract charges	625	612	1,874	1,840
Other revenue	273	238	794	682
Net investment income	880	844	2,470	2,454
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(16)	(4)	(44)	(8)
OTTI losses reclassified to (from) other comprehensive income ("OCI")	2	(1)	1	(2)
Net OTTI losses recognized in earnings	(14)	(5)	(43)	(10)
Sales and valuation changes on equity investments and derivatives	211	181	1,226	27
Total realized capital gains and losses	197	176	1,183	17
Total revenues	11,069	10,465	33,203	30,334

Costs and expenses
Property and casualty insurance claims and claims expense	6,051	5,805	18,227	16,711
Life contract benefits	513	498	1,521	1,485
Interest credited to contractholder funds	169	163	487	489
Amortization of deferred policy acquisition costs	1,425	1,317	4,151	3,886
Operating costs and expenses	1,414	1,425	4,174	4,086
Pension and other postretirement remeasurement gains and losses	225	(39)	365	(32)
Restructuring and related charges	—	13	27	55
Amortization of purchased intangibles	32	24	96	69
Impairment of purchased intangibles	—	—	55	—
Interest expense	80	82	245	251
Total costs and expenses	9,909	9,288	29,348	27,000

Gain on disposition of operations	—	1	3	4

Income from operations before income tax expense	1,160	1,178	3,858	3,338

Income tax expense	229	199	784	636

Net income	931	979	3,074	2,702

Preferred stock dividends	42	37	103	105

Net income applicable to common shareholders	$889	$942	$2,971	$2,597

Earnings per common share
Net income applicable to common shareholders per common share - Basic	$2.71	$2.72	$8.98	$7.43
Weighted average common shares - Basic	327.7	346.0	330.8	349.7
Net income applicable to common shareholders per common share - Diluted	$2.67	$2.68	$8.85	$7.31
Weighted average common shares - Diluted	333.0	351.7	335.7	355.4

See notes to condensed consolidated financial statements.

Third Quarter 2019 Form 10-Q 1

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$931	$979	$3,074	$2,702

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	369	(70)	2,025	(768)
Unrealized foreign currency translation adjustments	(10)	(14)	(1)	(22)
Unamortized pension and other postretirement prior service credit	(12)	(15)	(35)	(45)
Other comprehensive income (loss), after-tax	347	(99)	1,989	(835)

Comprehensive income	$1,278	$880	$5,063	$1,867

See notes to condensed consolidated financial statements.

2 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	September 30, 2019	December 31, 2018
Assets
Investments
Fixed income securities, at fair value (amortized cost $56,263 and $57,134)	$59,259	$57,170
Equity securities, at fair value (cost $6,930 and $4,489)	8,206	5,036
Mortgage loans	4,694	4,670
Limited partnership interests	7,990	7,505
Short-term, at fair value (amortized cost $5,254 and $3,027)	5,254	3,027
Other	3,904	3,852
Total investments	89,307	81,260
Cash	587	499
Premium installment receivables, net	6,558	6,154
Deferred policy acquisition costs	4,683	4,784
Reinsurance and indemnification recoverables, net	9,363	9,565
Accrued investment income	613	600
Property and equipment, net	1,092	1,045
Goodwill	2,545	2,530
Other assets	3,383	3,007
Separate Accounts	2,942	2,805
Total assets	$121,073	$112,249
Liabilities
Reserve for property and casualty insurance claims and claims expense	$28,076	$27,423
Reserve for life-contingent contract benefits	12,378	12,208
Contractholder funds	17,804	18,371
Unearned premiums	15,343	14,510
Claim payments outstanding	952	1,007
Deferred income taxes	1,079	425
Other liabilities and accrued expenses	9,729	7,737
Long-term debt	6,630	6,451
Separate Accounts	2,942	2,805
Total liabilities	94,933	90,937
Commitments and Contingent Liabilities (Note 12)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 125.8 thousand and 79.8 thousand shares issued and outstanding, $3,145 and $1,995 aggregate liquidation preference	3,052	1,930
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 325 million and 332 million shares outstanding	9	9
Additional capital paid-in	3,511	3,310
Retained income	46,527	44,033
Deferred Employee Stock Ownership Plan (“ESOP”) expense	(3)	(3)
Treasury stock, at cost (575 million and 568 million shares)	(29,063)	(28,085)
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	82	75
Other unrealized net capital gains and losses	2,276	(51)
Unrealized adjustment to DAC, DSI and insurance reserves	(335)	(26)
Total unrealized net capital gains and losses	2,023	(2)
Unrealized foreign currency translation adjustments	(50)	(49)
Unamortized pension and other postretirement prior service credit	134	169
Total accumulated other comprehensive income (“AOCI”)	2,107	118
Total shareholders’ equity	26,140	21,312
Total liabilities and shareholders’ equity	$121,073	$112,249

See notes to condensed consolidated financial statements.

Third Quarter 2019 Form 10-Q 3

Condensed Consolidated Financial Statements

The Allstate Corporate and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,930	2,303	1,930	1,746
Preferred stock issuance, net of issuance costs	1,122	—	1,122	557
Balance, end of period	3,052	2,303	3,052	2,303

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,477	3,391	3,310	3,313
Forward contract on accelerated share repurchase agreement	—	—	150	45
Activity under equity incentive plans	34	50	51	83
Balance, end of period	3,511	3,441	3,511	3,441

Retained income
Balance, beginning of period	45,803	43,997	44,033	41,579
Cumulative effect of change in accounting principle	—	—	21	1,088
Net income	931	979	3,074	2,702
Dividends on common stock (declared per share of $0.50, $0.46, $1.50 and $1.38)	(165)	(163)	(498)	(488)
Dividends on preferred stock	(42)	(37)	(103)	(105)
Balance, end of period	46,527	44,776	46,527	44,776

Deferred ESOP expense	(3)	(3)	(3)	(3)

Treasury stock
Balance, beginning of period	(28,500)	(26,818)	(28,085)	(25,982)
Shares acquired	(609)	(225)	(1,107)	(1,117)
Shares reissued under equity incentive plans, net	46	32	129	88
Balance, end of period	(29,063)	(27,011)	(29,063)	(27,011)

Accumulated other comprehensive income
Balance, beginning of period	1,760	243	118	1,889
Cumulative effect of change in accounting principle	—	—	—	(910)
Change in unrealized net capital gains and losses	369	(70)	2,025	(768)
Change in unrealized foreign currency translation adjustments	(10)	(14)	(1)	(22)
Change in unamortized pension and other postretirement prior service credit	(12)	(15)	(35)	(45)
Balance, end of period	2,107	144	2,107	144
Total shareholders’ equity	$26,140	$23,659	$26,140	$23,659

See notes to condensed consolidated financial statements.

4 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$3,074	$2,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	476	376
Realized capital gains and losses	(1,183)	(17)
Pension and other postretirement remeasurement gains and losses	365	(32)
Gain on disposition of operations	(3)	(4)
Interest credited to contractholder funds	487	489
Impairment of purchased intangibles	55	—
Changes in:
Policy benefits and other insurance reserves	29	90
Unearned premiums	813	785
Deferred policy acquisition costs	(66)	(203)
Premium installment receivables, net	(392)	(422)
Reinsurance recoverables, net	167	(103)
Income taxes	254	(178)
Other operating assets and liabilities	(181)	335
Net cash provided by operating activities	3,895	3,818
Cash flows from investing activities
Proceeds from sales
Fixed income securities	23,075	26,223
Equity securities	3,735	4,637
Limited partnership interests	557	490
Other investments	279	234
Investment collections
Fixed income securities	1,847	2,388
Mortgage loans	451	378
Other investments	203	370
Investment purchases
Fixed income securities	(23,536)	(29,049)
Equity securities	(6,080)	(4,791)
Limited partnership interests	(989)	(1,317)
Mortgage loans	(475)	(435)
Other investments	(548)	(686)
Change in short-term investments, net	(1,509)	(665)
Change in other investments, net	66	(28)
Purchases of property and equipment, net	(293)	(195)
Acquisition of operations	(18)	(10)
Net cash used in investing activities	(3,235)	(2,456)
Cash flows from financing activities
Proceeds from issuance of long-term debt	491	498
Redemption and repayment of long-term debt	(317)	(401)
Proceeds from issuance of preferred stock	1,122	557
Contractholder fund deposits	751	756
Contractholder fund withdrawals	(1,278)	(1,474)
Dividends paid on common stock	(490)	(455)
Dividends paid on preferred stock	(92)	(97)
Treasury stock purchases	(936)	(1,062)
Shares reissued under equity incentive plans, net	98	66
Other	79	93
Net cash used in financing activities	(572)	(1,519)
Net increase (decrease) in cash	88	(157)
Cash at beginning of period	499	617
Cash at end of period	$587	$460
See notes to condensed consolidated financial statements.

Third Quarter 2019 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of September 30, 2019 and for the three and nine month periods ended September 30, 2019 and 2018 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
Impairment of purchased intangibles
During the second quarter of 2019, the Company made the decision to phase-out the use of the SquareTrade trade name in the United States and sell consumer protection plans under the Allstate Protection Plans’ name. The SquareTrade trade name will continue to be used outside of the United States. The change in the second quarter of 2019 required an impairment evaluation of the indefinite-lived intangible asset recognized in the Service Businesses segment for SquareTrade’s trade name that was recorded when SquareTrade was acquired in 2017.
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
Accounting for Hedging Activities Effective January 1, 2019 the Company adopted new FASB guidance intended to better align hedge accounting with an organization’s risk management activities. The new guidance expands hedge accounting to nonfinancial and financial risk components and revises the measurement methodologies. Separate presentation of hedge ineffectiveness is eliminated with the intention to provide greater transparency to the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments were designed to reduce complexity by simplifying hedge effectiveness testing. The adoption had no impact on the Company’s results of operations or financial position.

6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Changes to significant accounting policies
Leases The Company has certain operating leases for office facilities, computer and office equipment, and vehicles. The Company’s leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 60 days.
The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs for these leases are recorded as an expense on a straight-line basis over the lease term. Operating leases with terms greater than one year result in a lease liability recorded in other liabilities with a corresponding ROU asset recorded in other assets. As of September 30, 2019, the Company had $542 million in lease liabilities and $443 million in ROU assets.
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
Operating lease costs are recognized on a straight-line basis over the lease term and include interest expense on the lease liability and amortization of the ROU asset. Variable lease costs are expensed as incurred and include maintenance costs and real estate taxes. Lease costs are reported in operating costs and expenses and totaled $45 million and $128 million, including $7 million and $22 million of variable lease costs for the three and nine months ended September 30, 2019, respectively.

Other information related to operating leases
As of September 30, 2019
Weighted average remaining lease term (years)	6
Weighted average discount rate	3.32%

Maturity of lease liabilities
($ in millions)	Operating leases
2019 (1)	$12
2020	141
2021	111
2022	91
2023	76
2024	59
Thereafter	108
Total lease payments	$598
Less: interest	(56)
Present value of lease liabilities	$542

(1)	Excludes maturity of lease liabilities for the nine months ended September 30, 2019.
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
The Company’s implementation activities, which remain in process, include review and validation of models, methodologies, data inputs and assumptions to be used to estimate expected credit losses. The implementation impacts relate primarily to the Company’s commercial mortgage loans, bank loans and reinsurance recoverables and will depend on economic conditions and judgments at the date of adoption as well as the size and composition of the loan portfolios and reinsurance balances. Based on

Third Quarter 2019 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

current economic conditions and the balances at the reporting date, the Company anticipates application of the current expected credit loss requirements will result in total valuation allowances for credit losses of between $260 million and $330 million, pre-tax, as of the date of adoption. After consideration of existing valuation allowances maintained prior to adopting the new guidance, the Company would anticipate recognizing a cumulative effect decrease in retained income of between $75 million and $125 million, after-tax, to adjust existing valuation allowances to the basis in the new requirements.
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
Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed and updated at least annually. The effect of updating measurement assumptions other than the discount rate are required to be measured on a retrospective basis and reported in net income. In addition, reserves under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield required to be updated through OCI at each reporting date. Current GAAP requires reserves to utilize assumptions set at policy issuance unless updated current assumptions indicate that recorded reserves are deficient.
The new guidance also requires deferred policy acquisition costs (“DAC”) and other capitalized balances currently amortized in proportion to premiums or gross profits to be amortized on a constant level basis over the expected term for all long-duration insurance contracts. DAC will not be subject to loss recognition testing but will be reduced when actual lapse experience exceeds expected experience. The new guidance will no longer require adjustments to DAC and deferred sales inducement costs (“DSI”) related to unrealized gains and losses on investment securities supporting the related business.
All market risk benefit product features will be measured at fair value with changes in fair value recorded in net income with the exception of changes in the fair value attributable to changes in the reporting entity’s own credit risk, which are required to be recognized in OCI. Substantially all of the Company’s market risk benefits are reinsured and therefore these impacts are not expected to be material to the Company.
The new guidance is expected to be included in the comparable financial statements issued in reporting periods beginning after December 15, 2021, thereby requiring restatement of prior periods presented. Early adoption is permitted. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or retrospectively using actual historical experience as of contract inception. The new guidance for market risk benefits is required to be adopted retrospectively. In October 2019, the FASB affirmed its decision to delay the effective date of the new guidance by one year to reporting periods beginning after December 15, 2021.
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

8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The impacts of the adjustments on the financial statements are summarized in the following tables.

Condensed Consolidated Statements of Operations (unaudited)
	Previous accounting principle	Impact of change (1)	As reported
($ in millions, except per share data)	Three months ended September 30, 2019
Property and casualty insurance claims and claims expense	$6,080	$(29)	$6,051
Operating costs and expenses	1,433	(19)	1,414
Pension and other postretirement remeasurement gains and losses	—	225	225
Restructuring and related charges	—	—	—
Total costs and expenses	9,732	177	9,909
Income from operations before income tax expense	1,337	(177)	1,160
Income tax expense	266	(37)	229
Net income	1,071	(140)	931
Net income applicable to common shareholders	$1,029	$(140)	$889

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$3.14	$(0.43)	$2.71
Net income applicable to common shareholders per common share - Diluted	$3.09	$(0.42)	$2.67

	Nine months ended September 30, 2019
Property and casualty insurance claims and claims expense	$18,285	$(58)	$18,227
Operating costs and expenses	4,222	(48)	4,174
Pension and other postretirement remeasurement gains and losses	—	365	365
Restructuring and related charges	27	—	27
Total costs and expenses	29,089	259	29,348
Income from operations before income tax expense	4,117	(259)	3,858
Income tax expense	839	(55)	784
Net income	3,278	(204)	3,074
Net income applicable to common shareholders	$3,175	$(204)	$2,971

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$9.60	$(0.62)	$8.98
Net income applicable to common shareholders per common share - Diluted	$9.46	$(0.61)	$8.85
(1) The Company merged two of its pension plans, which had no impact on our financial statements as we remeasure pension plan assets and projected benefit obligations immediately in earnings on a quarterly basis.  However, the plan merger increased the impact of change by $12 million and $18 million for the third quarter and first nine months of 2019, respectively, reflecting the shorter amortization period for losses deferred in AOCI from one of the merged plans that was required as part of the merger.

Third Quarter 2019 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions, except per share data)	Three months ended September 30, 2018
Property and casualty insurance claims and claims expense	$5,817	$(12)	$5,805
Operating costs and expenses	1,510	(85)	1,425
Pension and other postretirement remeasurement gains and losses	—	(39)	(39)
Restructuring and related charges	16	(3)	13
Total costs and expenses	9,427	(139)	9,288
Income from operations before income tax expense	1,039	139	1,178
Income tax expense	169	30	199
Net income	870	109	979
Net income applicable to common shareholders	$833	$109	$942

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$2.41	$0.31	$2.72
Net income applicable to common shareholders per common share - Diluted	$2.37	$0.31	$2.68

	Nine months ended September 30, 2018
Property and casualty insurance claims and claims expense	$16,758	$(47)	$16,711
Operating costs and expenses	4,227	(141)	4,086
Pension and other postretirement remeasurement gains and losses	—	(32)	(32)
Restructuring and related charges	65	(10)	55
Total costs and expenses	27,230	(230)	27,000
Income from operations before income tax expense	3,108	230	3,338
Income tax expense	587	49	636
Net income	2,521	181	2,702
Net income applicable to common shareholders	$2,416	$181	$2,597

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$6.91	$0.52	$7.43
Net income applicable to common shareholders per common share - Diluted	$6.80	$0.51	$7.31

Condensed Consolidated Statements of Comprehensive Income (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	Three months ended September 30, 2019
Net income	$1,071	$(140)	$931
Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	369	—	369
Unrealized foreign currency translation adjustments	(12)	2	(10)
Unrecognized pension and other postretirement benefit cost (1)	20	(32)	(12)
Other comprehensive income, after-tax	377	(30)	347
Comprehensive income	$1,448	$(170)	$1,278

	Nine months ended September 30, 2019
Net income	$3,278	$(204)	$3,074
Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	2,025	—	2,025
Unrealized foreign currency translation adjustments	2	(3)	(1)
Unrecognized pension and other postretirement benefit cost (1)	155	(190)	(35)
Other comprehensive income, after-tax	2,182	(193)	1,989
Comprehensive income	$5,460	$(397)	$5,063
(1) Financial statement line item has been updated to “Unamortized pension and other postretirement prior service credit”.

10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions)	Three months ended September 30, 2018
Net income	$870	$109	$979
Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	(70)	—	(70)
Unrealized foreign currency translation adjustments	(14)	—	(14)
Unrecognized pension and other postretirement benefit cost	68	(83)	(15)
Other comprehensive loss, after-tax	(16)	(83)	(99)
Comprehensive income	$854	$26	$880

	Nine months ended September 30, 2018
Net income	$2,521	$181	$2,702
Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	(768)	—	(768)
Unrealized foreign currency translation adjustments	(25)	3	(22)
Unrecognized pension and other postretirement benefit cost	113	(158)	(45)
Other comprehensive loss, after-tax	(680)	(155)	(835)
Comprehensive income	$1,841	$26	$1,867

Condensed Consolidated Statements of Financial Position (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	September 30, 2019
Deferred income taxes	$1,185	$(106)	$1,079
Other liabilities and accrued expenses	9,226	503	9,729
Total liabilities	94,536	397	94,933
Retained income	48,406	(1,879)	46,527
Unrealized foreign currency translation adjustments	(62)	12	(50)
Unrecognized pension and other postretirement benefit cost	(1,336)	1,470	134
Total AOCI	625	1,482	2,107
Total shareholders’ equity	$26,537	$(397)	$26,140

	Previously reported	Impact of change	As adjusted
($ in millions)	December 31, 2018
Retained income	$45,708	$(1,675)	$44,033
Unrealized foreign currency translation adjustments	(64)	15	(49)
Unrecognized pension and other postretirement benefit cost	(1,491)	1,660	169
Total AOCI	$(1,557)	$1,675	$118

Third Quarter 2019 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	Three months ended September 30, 2019
Retained income
Balance, beginning of period	$47,542	$(1,739)	$45,803
Cumulative effect of change in accounting principle	—	—	—
Net income	1,071	(140)	931
Dividends on common stock	(165)	—	(165)
Dividends on preferred stock	(42)	—	(42)
Balance, end of period	48,406	(1,879)	46,527

Accumulated other comprehensive income (loss)
Balance, beginning of period	248	1,512	1,760
Cumulative effect of change in accounting principle	—	—	—
Change in unrealized net capital gains and losses	369	—	369
Change in unrealized foreign currency translation adjustments	(12)	2	(10)
Change in unrecognized pension and other postretirement benefit cost (1)	20	(32)	(12)
Balance, end of period	625	1,482	2,107
Total shareholders’ equity	$26,537	$(397)	$26,140

	Nine months ended September 30, 2019
Retained income
Balance, beginning of period	$45,708	$(1,675)	$44,033
Cumulative effect of change in accounting principle	21	—	21
Net income	3,278	(204)	3,074
Dividends on common stock	(498)	—	(498)
Dividends on preferred stock	(103)	—	(103)
Balance, end of period	48,406	(1,879)	46,527

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,557)	1,675	118
Cumulative effect of change in accounting principle	—	—	—
Change in unrealized net capital gains and losses	2,025	—	2,025
Change in unrealized foreign currency translation adjustments	2	(3)	(1)
Change in unrecognized pension and other postretirement benefit cost (1)	155	(190)	(35)
Balance, end of period	625	1,482	2,107
Total shareholders’ equity	$26,537	$(397)	$26,140
(1) Financial statement line item has been updated to “Change in unamortized pension and other postretirement prior service credit”.
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
	Previously reported	Impact of change	As adjusted
($ in millions)	Three months ended September 30, 2018
Retained income
Balance, beginning of period	$45,508	$(1,511)	$43,997
Cumulative effect of change in accounting principle	—	—	—
Net income	870	109	979
Dividends on common stock	(163)	—	(163)
Dividends on preferred stock	(37)	—	(37)
Balance, end of period	46,178	(1,402)	44,776

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,268)	1,511	243
Cumulative effect of change in accounting principle	—	—	—
Change in unrealized net capital gains and losses	(70)	—	(70)
Change in unrealized foreign currency translation adjustments	(14)	—	(14)
Change in unrecognized pension and other postretirement benefit cost	68	(83)	(15)
Balance, end of period	(1,284)	1,428	144
Total shareholders’ equity	$23,633	$26	$23,659

	Nine months ended September 30, 2018
Retained income
Balance, beginning of period	$43,162	$(1,583)	$41,579
Cumulative effect of change in accounting principle	1,088	—	1,088
Net income	2,521	181	2,702
Dividends on common stock	(488)	—	(488)
Dividends on preferred stock	(105)	—	(105)
Balance, end of period	46,178	(1,402)	44,776

Accumulated other comprehensive income (loss)
Balance, beginning of period	306	1,583	1,889
Cumulative effect of change in accounting principle	(910)	—	(910)
Change in unrealized net capital gains and losses	(768)	—	(768)
Change in unrealized foreign currency translation adjustments	(25)	3	(22)
Change in unrecognized pension and other postretirement benefit cost	113	(158)	(45)
Balance, end of period	(1,284)	1,428	144
Total shareholders’ equity	$23,633	$26	$23,659

Third Quarter 2019 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (unaudited)
	Previous accounting principle	Impact of change	As reported
($ in millions)	Nine months ended September 30, 2019
Cash flows from operating activities
Net income	$3,278	$(204)	$3,074
Adjustments to reconcile net income to net cash provided by operating activities:
Pension and other postretirement remeasurement gains and losses	—	365	365
Income taxes	309	(55)	254
Other operating assets and liabilities	(75)	(106)	(181)
Net cash provided by operating activities	$3,895	$—	$3,895

	Previously reported	Impact of change	As adjusted
($ in millions)	Nine months ended September 30, 2018
Cash flows from operating activities
Net income	$2,521	$181	$2,702
Adjustments to reconcile net income to net cash provided by operating activities:
Pension and other postretirement remeasurement gains and losses	—	(32)	(32)
Income taxes	(227)	49	(178)
Other operating assets and liabilities	533	(198)	335
Net cash provided by operating activities	$3,818	$—	$3,818

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 2	Earnings per Common Share
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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$931	$979	$3,074	$2,702
Less: Preferred stock dividends	42	37	103	105
Net income applicable to common shareholders	$889	$942	$2,971	$2,597

Denominator:
Weighted average common shares outstanding	327.7	346.0	330.8	349.7
Effect of dilutive potential common shares:
Stock options	3.4	3.8	3.2	3.8
Restricted stock units (non-participating) and performance stock awards	1.9	1.9	1.7	1.9
Weighted average common and dilutive potential common shares outstanding	333.0	351.7	335.7	355.4

Earnings per common share - Basic	$2.71	$2.72	$8.98	$7.43
Earnings per common share - Diluted	$2.67	$2.68	$8.85	$7.31

Anti-dilutive options excluded from diluted earnings per common share	1.8	2.3	3.7	1.9

Note 3	Acquisitions
iCracked On February 12, 2019, the Company acquired iCracked Inc. (“iCracked”) which offers on-site, on-demand repair services for smartphones and tablets in North America, supporting Allstate Protection Plans' (formerly known as SquareTrade) operations. In conjunction with the iCracked acquisition, the Company recorded goodwill of $17 million.
PlumChoice On November 30, 2018, the Company acquired PlumChoice, Inc. (“PlumChoice”) for $30 million in cash to provide technical support services to Allstate Protection Plans' customers and small businesses. In conjunction with the PlumChoice acquisition, the Company recorded goodwill of $23 million.

Allstate Identity Protection On October 5, 2018, the Company acquired InfoArmor, Inc. (“InfoArmor”), a leading provider of identity protection in the employee benefits market, for $525 million in cash. InfoArmor primarily offers identity protection to employees and their family members through voluntary benefit programs at over 1,400 firms, including more than 100 of the Fortune 500 companies. Starting in the third quarter of 2019, the Company is reporting InfoArmor using the name Allstate Identity Protection.
In connection with the InfoArmor acquisition, the Company recorded goodwill of $318 million and intangible assets of $257 million. The intangible assets include $225 million and $32 million related to acquired customer relationships and technology, respectively.

Third Quarter 2019 Form 10-Q 15

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

16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Property-Liability
Insurance premiums
Auto	$6,080	$5,798	$18,045	$17,094
Homeowners	1,997	1,891	5,890	5,603
Other personal lines	469	455	1,390	1,354
Commercial lines	236	176	645	477
Allstate Protection	8,782	8,320	25,970	24,528
Discontinued Lines and Coverages	—	—	—	—
Total Property-Liability insurance premiums	8,782	8,320	25,970	24,528
Other revenue	195	192	561	550
Net investment income	448	410	1,210	1,100
Realized capital gains and losses	163	126	916	16
Total Property-Liability	9,588	9,048	28,657	26,194

Service Businesses
Consumer product protection plans	163	125	461	369
Roadside assistance	57	66	183	198
Finance and insurance products	92	84	268	246
Intersegment premiums and service fees (1)	44	31	110	89
Other revenue	47	16	142	48
Net investment income	11	7	30	18
Realized capital gains and losses	4	—	21	(6)
Total Service Businesses	418	329	1,215	962

Allstate Life
Traditional life insurance premiums	155	149	465	443
Accident and health insurance premiums	—	—	1	1
Interest-sensitive life insurance contract charges	176	173	535	531
Other revenue	31	30	91	84
Net investment income	128	128	380	380
Realized capital gains and losses	5	(3)	1	(9)
Total Allstate Life	495	477	1,473	1,430

Allstate Benefits
Traditional life insurance premiums	12	13	31	32
Accident and health insurance premiums	250	246	746	739
Interest-sensitive life insurance contract charges	29	26	86	83
Net investment income	21	19	61	57
Realized capital gains and losses	2	2	8	—
Total Allstate Benefits	314	306	932	911

Allstate Annuities
Fixed annuities contract charges	3	5	10	11
Net investment income	251	260	737	843
Realized capital gains and losses	20	51	224	28
Total Allstate Annuities	274	316	971	882

Corporate and Other
Net investment income	21	20	52	56
Realized capital gains and losses	3	—	13	(12)
Total Corporate and Other	24	20	65	44

Intersegment eliminations (1)	(44)	(31)	(110)	(89)
Consolidated revenues	$11,069	$10,465	$33,203	$30,334

(1)	Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in the condensed consolidated financial statements.

Third Quarter 2019 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Property-Liability
Allstate Protection	$836	$587	$1,909	$2,053
Discontinued Lines and Coverages	(99)	(80)	(105)	(86)
Total underwriting income	737	507	1,804	1,967
Net investment income	448	410	1,210	1,100
Income tax expense on operations	(236)	(185)	(617)	(628)
Realized capital gains and losses, after-tax	127	103	724	16
Tax Legislation expense	—	(3)	—	(3)
Property-Liability net income applicable to common shareholders	1,076	832	3,121	2,452

Service Businesses
Adjusted net income	8	1	35	—
Realized capital gains and losses, after-tax	4	(1)	17	(5)
Amortization of purchased intangibles, after-tax	(25)	(16)	(74)	(48)
Impairment of purchased intangibles, after-tax	—	—	(43)	—
Tax Legislation expense	—	(4)	—	(4)
Service Businesses net loss applicable to common shareholders	(13)	(20)	(65)	(57)

Allstate Life
Adjusted net income	44	75	185	226
Realized capital gains and losses, after-tax	4	(3)	—	(7)
Valuation changes on embedded derivatives not hedged, after-tax	(9)	—	(9)	—
DAC and DSI amortization related to realized capital gains and losses, after-tax	1	(1)	(2)	(6)
Tax Legislation expense	—	(16)	—	(16)
Allstate Life net income applicable to common shareholders	40	55	174	197

Allstate Benefits
Adjusted net income	31	33	99	98
Realized capital gains and losses, after-tax	2	2	7	—
Allstate Benefits net income applicable to common shareholders	33	35	106	98

Allstate Annuities
Adjusted net income	16	20	43	99
Realized capital gains and losses, after-tax	16	40	177	22
Valuation changes on embedded derivatives not hedged, after-tax	(1)	1	(6)	5
Gain on disposition of operations, after-tax	—	1	2	3
Tax Legislation benefit	—	69	—	69
Allstate Annuities net income applicable to common shareholders	31	131	216	198

Corporate and Other
Adjusted net loss	(101)	(106)	(302)	(291)
Realized capital gains and losses, after-tax	2	—	10	(10)
Pension and other postretirement remeasurement gains and losses, after-tax	(179)	30	(289)	25
Tax Legislation expense	—	(15)	—	(15)
Consolidated and Other net loss applicable to common shareholders	(278)	(91)	(581)	(291)

Consolidated net income applicable to common shareholders	$889	$942	$2,971	$2,597

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
September 30, 2019
U.S. government and agencies	$3,855	$257	$(1)	$4,111
Municipal	8,227	615	(4)	8,838
Corporate	42,013	2,075	(70)	44,018
Foreign government	972	24	(3)	993
Asset-backed securities (“ABS”)	818	10	(6)	822
Residential mortgage-backed securities (“RMBS”)	301	92	(1)	392
Commercial mortgage-backed securities (“CMBS”)	57	8	(1)	64
Redeemable preferred stock	20	1	—	21
Total fixed income securities	$56,263	$3,082	$(86)	$59,259

December 31, 2018
U.S. government and agencies	$5,386	$137	$(6)	$5,517
Municipal	8,963	249	(43)	9,169
Corporate	40,536	490	(890)	40,136
Foreign government	739	13	(5)	747
ABS	1,049	6	(10)	1,045
RMBS	377	89	(2)	464
CMBS	63	8	(1)	70
Redeemable preferred stock	21	1	—	22
Total fixed income securities	$57,134	$993	$(957)	$57,170

Scheduled maturities for fixed income securities
($ in millions)	As of September 30, 2019
	Amortized cost	Fair value
Due in one year or less	$3,026	$3,050
Due after one year through five years	25,251	25,913
Due after five years through ten years	17,315	18,290
Due after ten years	9,495	10,728
	55,087	57,981
ABS, RMBS and CMBS	1,176	1,278
Total	$56,263	$59,259

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Third Quarter 2019 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed income securities	$546	$527	$1,627	$1,544
Equity securities	57	35	155	130
Mortgage loans	54	52	161	163
Limited partnership interests	197	210	460	563
Short-term investments	28	19	80	50
Other	66	71	196	205
Investment income, before expense	948	914	2,679	2,655
Investment expense	(68)	(70)	(209)	(201)
Net investment income	$880	$844	$2,470	$2,454

Realized capital gains (losses) by asset type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed income securities	$147	$(30)	$290	$(153)
Equity securities	40	223	771	204
Mortgage loans	—	—	—	2
Limited partnership interests	(18)	(23)	75	(56)
Derivatives	40	5	16	20
Other	(12)	1	31	—
Realized capital gains and losses	$197	$176	$1,183	$17

Realized capital gains (losses) by transaction type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Impairment write-downs	$(14)	$(5)	$(43)	$(10)
Sales	147	(22)	359	(139)
Valuation of equity investments (1)	24	198	851	149
Valuation and settlements of derivative instruments	40	5	16	17
Realized capital gains and losses	$197	$176	$1,183	$17

(1)	Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.
Sales of fixed income securities resulted in gross gains of $168 million and $21 million and gross losses of $20 million and $48 million during the three months ended September 30, 2019 and 2018, respectively.

Sales of fixed income securities resulted in gross gains of $409 million and $95 million and gross losses of $107 million and $242 million during the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the net pre-tax appreciation (decline) during 2019 and 2018 of equity securities and limited partnership interests carried at fair value still held as of September 30, 2019 and September 30, 2018 recognized in net income.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Equity securities	$107	$234	$736	$321
Limited partnership interests carried at fair value	49	75	109	181
Total	$156	$309	$845	$502

20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

OTTI losses by asset type
($ in millions)	Three months ended			Three months ended
	September 30, 2019			September 30, 2018
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(2)	$2	$—	$—	$—	$—
Corporate	$—	$—	$—	$—	$—	$—
ABS	—	—	—	—	(1)	(1)
RMBS	—	—	—	—	—	—
CMBS	(1)	—	(1)	(2)	—	(2)
Total fixed income securities	(3)	2	(1)	(2)	(1)	(3)
Limited partnership interests	(1)	—	(1)	(2)	—	(2)
Other	(12)	—	(12)	—	—	—
OTTI losses	$(16)	$2	$(14)	$(4)	$(1)	$(5)

	Nine months ended			Nine months ended
	September 30, 2019			September 30, 2018
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(2)	$2	$—	$—	$—	$—
Corporate	$(5)	$(2)	$(7)	$—	$—	$—
ABS	(3)	—	(3)	(1)	(1)	(2)
RMBS	—	(1)	(1)	(1)	—	(1)
CMBS	(3)	2	(1)	(2)	(1)	(3)
Total fixed income securities	(13)	1	(12)	(4)	(2)	(6)
Limited partnership interests	(4)	—	(4)	(3)	—	(3)
Other	(27)	—	(27)	(1)	—	(1)
OTTI losses	$(44)	$1	$(43)	$(8)	$(2)	$(10)

OTTI losses included in AOCI at the time of impairment for fixed income securities which were not included in earnings
($ in millions)	September 30, 2019	December 31, 2018
Municipal	$(7)	$(5)
Corporate	—	(2)
ABS	(10)	(10)
RMBS	(56)	(67)
CMBS	(3)	(2)
Total	$(76)	$(86)

The amounts exclude $179 million and $180 million as of September 30, 2019 and December 31, 2018, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

Rollforward of cumulative credit losses recognized in earnings for fixed income securities held as of September 30,
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning balance	$(208)	$(206)	$(204)	$(226)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	(3)	(8)	(5)
Additional credit loss for securities not previously other-than-temporarily impaired	—	—	(4)	(1)
Reduction in credit loss for securities disposed or collected	14	4	21	26
Change in credit loss due to accretion of increase in cash flows	—	—	—	1
Ending balance	$(195)	$(205)	$(195)	$(205)
The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently

Third Quarter 2019 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

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

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2019		Gains	Losses
Fixed income securities	$59,259	$3,082	$(86)	$2,996
Short-term investments	5,254	—	—	—
Derivative instruments	—	—	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships (1)				(3)
Unrealized net capital gains and losses, pre-tax				2,990
Amounts recognized for:
Insurance reserves (2)				(202)
DAC and DSI (3)				(221)
Amounts recognized				(423)
Deferred income taxes				(544)
Unrealized net capital gains and losses, after-tax				$2,023

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

22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2018		Gains	Losses
Fixed income securities	$57,170	$993	$(957)	$36
Short-term investments	3,027	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships				—
Unrealized net capital gains and losses, pre-tax				33
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(33)
Amounts recognized				(33)
Deferred income taxes				(2)
Unrealized net capital gains and losses, after-tax				$(2)

Change in unrealized net capital gains (losses)
($ in millions)	Nine months ended September 30, 2019
Fixed income securities	$2,960
Derivative instruments	—
EMA limited partnerships	(3)
Total	2,957
Amounts recognized for:
Insurance reserves	(202)
DAC and DSI	(188)
Amounts recognized	(390)
Deferred income taxes	(542)
Increase in unrealized net capital gains and losses, after-tax	$2,025

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

Third Quarter 2019 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2019
Fixed income securities
U.S. government and agencies	8	$165	$(1)	17	$48	$—	$(1)
Municipal	204	373	(2)	1	14	(2)	(4)
Corporate	206	1,671	(31)	96	973	(39)	(70)
Foreign government	32	205	(2)	6	103	(1)	(3)
ABS	33	150	(2)	20	122	(4)	(6)
RMBS	26	15	—	145	20	(1)	(1)
CMBS	1	5	—	1	2	(1)	(1)
Redeemable preferred stock	—	—	—	—	—	—	—
Total fixed income securities	510	$2,584	$(38)	286	$1,282	$(48)	$(86)
Investment grade fixed income securities	426	$2,088	$(13)	237	$991	$(23)	$(36)
Below investment grade fixed income securities	84	496	(25)	49	291	(25)	(50)
Total fixed income securities	510	$2,584	$(38)	286	$1,282	$(48)	$(86)

December 31, 2018
Fixed income securities
U.S. government and agencies	11	$55	$—	38	$364	$(6)	$(6)
Municipal	943	1,633	(10)	1,147	1,554	(33)	(43)
Corporate	1,735	19,243	(543)	645	8,374	(347)	(890)
Foreign government	7	20	(1)	27	412	(4)	(5)
ABS	64	454	(5)	28	161	(5)	(10)
RMBS	166	30	—	195	52	(2)	(2)
CMBS	3	7	—	2	—	(1)	(1)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	2,930	$21,442	$(559)	2,082	$10,917	$(398)	$(957)
Investment grade fixed income securities	2,348	$17,485	$(331)	2,021	$10,626	$(360)	$(691)
Below investment grade fixed income securities	582	3,957	(228)	61	291	(38)	(266)
Total fixed income securities	2,930	$21,442	$(559)	2,082	$10,917	$(398)	$(957)

Gross unrealized losses by unrealized loss position and credit quality as of September 30, 2019
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost (1) (2)	$(23)	$(46)	$(69)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost (3) (4)	(13)	(4)	(17)
Total unrealized losses	$(36)	$(50)	$(86)

(1)	Below investment grade fixed income securities include $25 million that have been in an unrealized loss position for less than twelve months.

(2)
Related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.

(3)	Below investment grade fixed income securities include zero that have been in an unrealized loss position for a period of twelve or more consecutive months.

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

24 www.allstate.com

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
As of September 30, 2019, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of September 30, 2019 and December 31, 2018, the carrying value of EMA limited partnerships totaled $6.23 billion and $5.73 billion, respectively, and limited partnerships carried at fair value totaled $1.76 billion and $1.78 billion, respectively.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2019.
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

Carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution
($ in millions)	September 30, 2019			December 31, 2018
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$20	$32	$52	$6	$31	$37
1.0 - 1.25	247	—	247	273	—	273
1.26 - 1.50	1,347	18	1,365	1,192	—	1,192
Above 1.50	2,941	83	3,024	3,063	101	3,164
Total non-impaired mortgage loans	$4,555	$133	$4,688	$4,534	$132	$4,666

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

Net carrying value of impaired mortgage loans
($ in millions)	September 30, 2019	December 31, 2018
Impaired mortgage loans with a valuation allowance	$6	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$6	$4
Valuation allowance on impaired mortgage loans	$3	$3

Third Quarter 2019 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

The valuation allowance on impaired loans had no activity for the three months and nine months ended September 30, 2019 and 2018. The average balance of impaired loans was $4 million for both the nine months ended September 30, 2019 and 2018.

Payments on all mortgage loans were current as of September 30, 2019 and December 31, 2018.

Short-term investments
Short-term investments, including commercial paper, money market funds, U.S. Treasury bills and other short-term investments, are carried at fair value. As of September 30, 2019 and December 31, 2018, the fair value of short-term investments totaled $5.25 billion and $3.03 billion, respectively.

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

Other investments by asset type
($ in millions)	September 30, 2019	December 31, 2018
Bank loans	$1,223	$1,350
Policy loans	892	891
Real estate	917	791
Agent loans	663	620
Derivatives and other	209	200
Total	$3,904	$3,852

26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 6	Fair Value of Assets and Liabilities
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

Third Quarter 2019 Form 10-Q 27

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

28 www.allstate.com

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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of September 30, 2019, the Company has commitments to invest $545 million in these limited partnership interests.

Third Quarter 2019 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of September 30, 2019
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$3,707	$404	$—		$4,111
Municipal	—	8,774	64		8,838
Corporate - public	—	31,538	104		31,642
Corporate - privately placed	—	12,289	87		12,376
Foreign government	—	993	—		993
ABS - CDO	—	297	63		360
ABS - consumer and other	—	447	15		462
RMBS	—	392	—		392
CMBS	—	30	34		64
Redeemable preferred stock	—	21	—		21
Total fixed income securities	3,707	55,185	367		59,259
Equity securities	7,453	368	385		8,206
Short-term investments	2,530	2,709	15		5,254
Other investments: Free-standing derivatives	—	186	—	$(52)	134
Separate account assets	2,942	—	—		2,942
Other assets	1	—	—		1
Total recurring basis assets	16,633	58,448	767	(52)	75,796
Total assets at fair value	$16,633	$58,448	$767	$(52)	$75,796
% of total assets at fair value	22.0%	77.1%	1.0%	(0.1)%	100.0%

Investments reported at NAV					1,761
Total					$77,557

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(454)		$(454)
Other liabilities: Free-standing derivatives	(1)	(59)	—	$5	(55)
Total recurring basis liabilities	$(1)	$(59)	$(454)	$5	$(509)
% of total liabilities at fair value	0.2%	11.6%	89.2%	(1.0)%	100.0%

30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of December 31, 2018
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$5,085	$432	$—		$5,517
Municipal	—	9,099	70		9,169
Corporate - public	—	29,200	70		29,270
Corporate - privately placed	—	10,776	90		10,866
Foreign government	—	747	—		747
ABS - CDO	—	263	6		269
ABS - consumer and other	—	713	63		776
RMBS	—	464	—		464
CMBS	—	44	26		70
Redeemable preferred stock	—	22	—		22
Total fixed income securities	5,085	51,760	325		57,170
Equity securities	4,364	331	341		5,036
Short-term investments	1,338	1,659	30		3,027
Other investments: Free-standing derivatives	—	139	1	$(23)	117
Separate account assets	2,805	—	—		2,805
Other assets	2	—	—		2
Total recurring basis assets	$13,594	$53,889	$697	$(23)	$68,157
% of total assets at fair value	19.9%	79.1%	1.0%	—%	100.0%

Investments reported at NAV					1,779
Total					$69,936
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(224)		$(224)
Other liabilities: Free-standing derivatives	(1)	(62)	—	$6	(57)
Total recurring basis liabilities	$(1)	$(62)	$(224)	$6	$(281)
% of total liabilities at fair value	0.3%	22.1%	79.7%	(2.1)%	100.0%

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2019
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(417)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.64%

December 31, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(185)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2019 and December 31, 2018, Level 3 fair value measurements of fixed income securities total $367 million and $325 million, respectively, and include $87 million and $105 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $37 million and $44 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.

Third Quarter 2019 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three months period ended September 30, 2019
	Balance as of June 30, 2019	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income	OCI
Assets
Fixed income securities:
Municipal	$63	$—	$2	$—	$—
Corporate - public	46	—	1	—	(7)
Corporate - privately placed	89	—	(1)	—	—
ABS - CDO	10	1	—	50	(5)
ABS - consumer and other	43	—	—	—	(30)
RMBS	1	—	(1)	—	—
CMBS	34	—	—	—	—
Total fixed income securities	286	1	1	50	(42)
Equity securities	319	11	—	—	—
Short-term investments	5	—	—	—	—
Free-standing derivatives, net	—	—	—	—	—
Total recurring Level 3 assets	$610	$12	$1	$50	$(42)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(437)	$(14)	$—	$—	$—
Total recurring Level 3 liabilities	$(437)	$(14)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2019
Assets
Fixed income securities:
Municipal	$—	$(1)	$—	$—	$64
Corporate - public	66	(2)	—	—	104
Corporate - privately placed	1	—	—	(2)	87
ABS - CDO	8	—	—	(1)	63
ABS - consumer and other	3	—	—	(1)	15
RMBS	—	—	—	—	—
CMBS	—	—	—	—	34
Total fixed income securities	78	(3)	—	(4)	367
Equity securities	55	—	—	—	385
Short-term investments	10	—	—	—	15
Free-standing derivatives, net	—	—	—	—	—
Total recurring Level 3 assets	$143	$(3)	$—	$(4)	$767
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(9)	$6	$(454)
Total recurring Level 3 liabilities	$—	$—	$(9)	$6	$(454)

Total Level 3 gains (losses) included in net income for the three months ended September 30, 2019
	Net investment income	Realized capital gains and losses	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$5	$7	$(1)	$(13)	$(2)

32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the nine months period ended September 30, 2019
	Balance as of December 31, 2018	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income	OCI
Assets
Fixed income securities:
Municipal	$70	$—	$4	$—	$(5)
Corporate - public	70	—	3	—	(47)
Corporate - privately placed	90	(1)	1	15	(2)
ABS - CDO	6	1	—	51	(5)
ABS - consumer and other	63	—	—	—	(145)
RMBS	—	—	(1)	1	—
CMBS	26	—	—	3	—
Total fixed income securities	325	—	7	70	(204)
Equity securities	341	49	—	—	—
Short-term investments	30	—	—	—	—
Free-standing derivatives, net	1	(1)	—	—	—
Total recurring Level 3 assets	$697	$48	$7	$70	$(204)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(224)	$(54)	$—	$(175)	$—
Total recurring Level 3 liabilities	$(224)	$(54)	$—	$(175)	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2019
Assets
Fixed income securities:
Municipal	$—	$(4)	$—	$(1)	$64
Corporate - public	86	(7)	—	(1)	104
Corporate - privately placed	2	(13)	—	(5)	87
ABS - CDO	11	—	—	(1)	63
ABS - consumer and other	124	(22)	—	(5)	15
RMBS	—	—	—	—	—
CMBS	6	—	—	(1)	34
Total fixed income securities	229	(46)	—	(14)	367
Equity securities	77	(82)	—	—	385
Short-term investments	25	(40)	—	—	15
Free-standing derivatives, net	—	—	—	—	—
Total recurring Level 3 assets	$331	$(168)	$—	$(14)	$767
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(9)	$8	$(454)
Total recurring Level 3 liabilities	$—	$—	$(9)	$8	$(454)

Total Level 3 gains (losses) included in net income for the nine months ended September 30, 2019
	Net investment income	Realized capital gains and losses	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$10	$38	$2	$(56)	$(6)
Third Quarter 2019 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three months period ended September 30, 2018
	Balance as of June 30, 2018	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income	OCI
Assets
Fixed income securities:
Municipal	$106	$—	$(1)	$—	$(9)
Corporate - public	76	—	(1)	12	(4)
Corporate - privately placed	195	1	(1)	—	(20)
ABS - CDO	9	—	1	20	—
ABS - consumer and other	73	—	—	12	(29)
CMBS	26	—	—	—	—
Total fixed income securities	485	1	(2)	44	(62)
Equity securities	291	8	—	—	—
Short-term investments	—	—	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$777	$9	$(2)	$44	$(62)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(260)	$(7)	$—	$—	$—
Total recurring Level 3 liabilities	$(260)	$(7)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2018
Assets
Fixed income securities:
Municipal	$—	$(6)	$—	$(1)	$89
Corporate - public	10	(1)	—	—	92
Corporate - privately placed	6	(2)	—	(12)	167
ABS - CDO	—	—	—	(1)	29
ABS - consumer and other	33	(20)	—	(17)	52
CMBS	—	—	—	—	26
Total fixed income securities	49	(29)	—	(31)	455
Equity securities	21	—	—	—	320
Short-term investments	20	—	—	—	20
Free-standing derivatives, net	—	—	—	—	1	(1)
Total recurring Level 3 assets	$90	$(29)	$—	$(31)	$796
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(266)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(266)

(1)	Comprises $1 million of assets.

Total Level 3 gains (losses) included in net income for the three months ended September 30, 2018
	Net investment income	Realized capital gains and losses	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$—	$9	$2	$(9)	$2

34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the nine months period ended September 30, 2018
	Balance as of December 31, 2017	Total gains (losses) included in:		Transfers into Level 3	Transfers out of Level 3
($ in millions)		Net income	OCI
Assets
Fixed income securities:
Municipal	$101	$1	$(2)	$—	$(11)
Corporate - public	108	—	(3)	16	(9)
Corporate - privately placed	224	(1)	(2)	20	(49)
ABS - CDO	99	—	1	20	(89)
ABS - consumer and other	48	—	1	22	(45)
CMBS	26	—	—	—	—
Total fixed income securities	606	—	(5)	78	(203)
Equity securities	210	24	—	—	—
Short-term investments	20	—	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$837	$24	$(5)	$78	$(203)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(286)	$17	$—	$—	$—
Total recurring Level 3 liabilities	$(286)	$17	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2018
Assets
Fixed income securities:
Municipal	$10	$(8)	$—	$(2)	$89
Corporate - public	10	(27)	—	(3)	92
Corporate - privately placed	21	(5)	—	(41)	167
ABS - CDO	—	—	—	(2)	29
ABS - consumer and other	108	(62)	—	(20)	52
CMBS	1	—	—	(1)	26
Total fixed income securities	150	(102)	—	(69)	455
Equity securities	100	(14)	—	—	320
Short-term investments	45	(45)	—	—	20
Free-standing derivatives, net	—	—	—	—	1	(1)
Total recurring Level 3 assets	$295	$(161)	$—	$(69)	$796
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$4	$(266)
Total recurring Level 3 liabilities	$—	$—	$(1)	$4	$(266)

(1)	Comprises $1 million of assets.

Total Level 3 gains (losses) included in net income for the nine months ended September 30, 2018
	Net investment income	Realized capital gains and losses	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$—	$24	$7	$10	$41

Third Quarter 2019 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

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
There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2019 or 2018.

Transfers into Level 3 during the three months and nine months ended September 30, 2019 and 2018 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers into Level 3 during 2019 also included derivatives embedded in equity-indexed universal life contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.
Transfers out of Level 3 during the three months and nine months ended September 30, 2019 and 2018 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income for Level 3 assets and liabilities held as of September 30,
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Assets
Equity securities	$11	$8	$25	$23
Free-standing derivatives, net	—	—	(1)	—
Total recurring Level 3 assets	$11	$8	$24	$23
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(14)	$(7)	$(54)	$17
Total recurring Level 3 liabilities	(14)	(7)	(54)	17
Total included in net income	$(3)	$1	$(30)	$40

Components of net income
Net investment income	$5	$—	$10	$—
Realized capital gains and losses	6	8	14	23
Life contract benefits	(1)	2	2	7
Interest credited to contractholder funds	(13)	(9)	(56)	10
Total included in net income	$(3)	$1	$(30)	$40

36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Financial assets

Carrying values and fair value estimates of financial instruments not carried at fair value
($ in millions)		September 30, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	Level 3	$4,694	$4,876	$4,670	$4,703
Bank loans	Level 3	1,223	1,199	1,350	1,298
Agent loans	Level 3	663	666	620	617

Financial liabilities

Carrying values and fair value estimates of financial instruments not carried at fair value
($ in millions)		September 30, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	Level 3	$8,619	$9,435	$9,250	$9,665
Long-term debt	Level 2	6,630	7,710	6,451	6,708
Liability for collateral	Level 2	2,087	2,087	1,458	1,458

Note 7	Derivative Financial Instruments
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

Third Quarter 2019 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

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
For those derivatives which qualify and have been designated as fair value accounting hedges, net income includes the changes in the fair value of both the derivative instrument and the hedged risk, and therefore reflects any hedging ineffectiveness. Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting. For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements, when applicable. With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.
Fair value hedges The Company had one derivative used in fair value hedging relationships and had no foreign currency contracts designated as fair value hedges for the three and nine months ended September 30, 2019 and 2018.

Cash flow hedges The Company had no derivatives used in cash flow hedging relationships for the three months ended September 30, 2019 and September 30, 2018. The Company had no foreign currency contracts designated as cash flow hedges during the nine months ended September 30, 2019 and one foreign currency contract designated as a cash flow hedge during the nine months ended September 30, 2018.

38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of September 30, 2019
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$2	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	21	n/a	—	—	—
Futures	Other assets	—	2,674	—	—	—
Equity and index contracts
Options	Other investments	—	9,290	131	131	—
Futures	Other assets	—	1,607	1	1	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	7	n/a	—	—	—
Total return swap agreements – equity index	Other investments	170	n/a	3	3	—
Foreign currency contracts
Foreign currency forwards	Other investments	291	n/a	19	20	(1)
Credit default contracts
Credit default swaps – buying protection	Other investments	149	n/a	(4)	—	(4)
Credit default swaps – selling protection	Other investments	5	n/a	—	—	—
Subtotal		643	13,571	150	155	(5)
Total asset derivatives		$645	13,571	$150	$155	$(5)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$14	n/a	$—	$—	$—
Futures	Other liabilities & accrued expenses	—	2,915	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	9,016	(52)	—	(52)
Futures	Other liabilities & accrued expenses	—	1,383	(1)	—	(1)
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	228	n/a	8	8	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	396	n/a	23	24	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	161	n/a	(21)	—	(21)
Guaranteed withdrawal benefits	Contractholder funds	205	n/a	(16)	—	(16)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,782	n/a	(417)	—	(417)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	46	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	4	n/a	—	—	—
Total liability derivatives		2,836	13,314	(477)	$32	$(509)
Total derivatives		$3,481	26,885	$(327)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

Third Quarter 2019 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2018
($ in millions, except number of contracts)		Volume
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$6	n/a	$—	$—	$—
Futures	Other assets	—	1,330	1	1	—
Equity and index contracts
Options	Other investments	—	11,131	115	115	—
Futures	Other assets	—	1,453	1	1	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	7	n/a	—	—	—
Total return swap agreements – equity index	Other investments	61	n/a	(2)	—	(2)
Foreign currency contracts
Foreign currency forwards	Other investments	258	n/a	10	11	(1)
Credit default contracts
Credit default swaps – buying protection	Other investments	136	n/a	(1)	2	(3)
Other contracts
Other	Other assets	2	n/a	—	—	—
Total asset derivatives		$470	13,914	$124	$130	$(6)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$31	n/a	$1	$1	$—
Futures	Other liabilities & accrued expenses	—	1,300	(1)	—	(1)
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	10,956	(50)	—	(50)
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	38	n/a	(1)	—	(1)
Total return swap agreements – equity index	Other liabilities & accrued expenses	71	n/a	(4)	—	(4)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	341	n/a	10	11	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	169	n/a	(25)	—	(25)
Guaranteed withdrawal benefits	Contractholder funds	210	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,770	n/a	(185)	—	(185)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	40	n/a	—	—	—
Credit default swaps – selling protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Total liability derivatives		2,675	12,256	(269)	$12	$(281)
Total derivatives		$3,145	26,170	$(145)

40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2019
Asset derivatives	$55	$(37)	$(15)	$3	$—	$3
Liability derivatives	(7)	37	(32)	(2)	—	(2)

December 31, 2018
Asset derivatives	$25	$(18)	$(5)	$2	$—	$2
Liability derivatives	(12)	18	(12)	(6)	—	(6)

(1)	All OTC derivatives are subject to enforceable master netting agreements.

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2019
Interest rate contracts	$32	$—	$—	$—	$32
Equity and index contracts	(10)	—	4	(1)	(7)
Embedded derivative financial instruments	—	(1)	(16)	—	(17)
Foreign currency contracts	21	—	—	—	21
Credit default contracts	(1)	—	—	—	(1)
Total return swaps - fixed income	1	—	—	—	1
Total return swaps - equity index	(3)	—	—	—	(3)
Total	$40	$(1)	$(12)	$(1)	$26

Nine months ended September 30, 2019
Interest rate contracts	$58	$—	$—	$—	$58
Equity and index contracts	(98)	—	46	25	(27)
Embedded derivative financial instruments	—	2	(57)	—	(55)
Foreign currency contracts	31	—	—	—	31
Credit default contracts	(6)	—	—	—	(6)
Total return swaps - fixed income	11	—	—	—	11
Total return swaps - equity index	20	—	—	—	20
Total	$16	$2	$(11)	$25	$32

Three months ended September 30, 2018
Interest rate contracts	$(1)	$—	$—	$—	$(1)
Equity and index contracts	(12)	—	19	9	16
Embedded derivative financial instruments	—	2	(8)	—	(6)
Foreign currency contracts	7	—	—	—	7
Total return swaps	11	—	—	—	11
Total	$5	$2	$11	$9	$27

Nine months ended September 30, 2018
Equity and index contracts	$(15)	$—	$25	$12	$22
Embedded derivative financial instruments	—	7	13	—	20
Foreign currency contracts	19	—	—	(1)	18
Total return swaps	12	—	—	—	12
Credit default contracts	1	—	—	—	1
Total	$17	$7	$38	$11	$73
Third Quarter 2019 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of September 30, 2019, counterparties pledged $48 million in collateral to the Company, and the Company pledged $1 million in collateral to counterparties under MNAs for contracts without credit-risk-contingent features.

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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	September 30, 2019				December 31, 2018
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	6	$1,152	$46	$3	3	$643	$19	$1
A	1	112	3	—	2	121	1	—
Total	7	$1,264	$49	$3	5	$764	$20	$1

(1)	Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of September 30, 2019, the Company pledged $50 million in the form of margin deposits.
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

($ in millions)	As of September 30, 2019	As of December 31, 2018
Gross liability fair value of contracts containing credit-risk-contingent features	$7	$11
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(7)	(5)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(2)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$4

42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 8	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
Allstate’s reserves for asbestos claims were $840 million and $866 million, net of recoverables of $387 million and $400 million, as of September 30, 2019 and December 31, 2018, respectively. Reserves for environmental claims were $188 million and $170 million, net of recoverables of $42 million and $39 million, as of September 30, 2019 and December 31, 2018, respectively.

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Nine months ended September 30,
($ in millions)	2019	2018
Balance as of January 1	$27,423	$26,325
Less recoverables (1)	(7,155)	(6,471)
Net balance as of January 1	20,268	19,854
Incurred claims and claims expense related to:
Current year	18,345	16,846
Prior years	(118)	(135)
Total incurred	18,227	16,711
Claims and claims expense paid related to:
Current year	(10,640)	(10,077)
Prior years	(6,872)	(6,174)
Total paid	(17,512)	(16,251)
Net balance as of September 30	20,983	20,314
Plus recoverables	7,093	6,625
Balance as of September 30	$28,076	$26,939

(1)	Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses and reserve changes in the period. This expense included losses from catastrophes of $2.26 billion and $1.89 billion in the nine months ended September 30, 2019 and 2018, respectively, net of recoverables.

Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Third Quarter 2019 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Nine months ended September 30,
($ in millions)	Non-catastrophes		Catastrophes		Total
	2019	2018	2019 (2)	2018	2019	2018
Auto (3)	$(302)	$(319)	$(9)	$(37)	$(311)	$(356)
Homeowners	—	(38)	59	84	59	46
Other personal lines	13	(13)	4	(2)	17	(15)
Commercial lines	18	107	(1)	—	17	107
Discontinued Lines and Coverages (4)	103	85	—	—	103	85
Service Businesses	(3)	(2)	—	—	(3)	(2)
Total prior year reserve reestimates	$(171)	$(180)	$53	$45	$(118)	$(135)

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Includes $13 million of reinstatement reinsurance premiums incurred during the period related to the 2018 Camp Fire, which primarily impacted homeowners reestimates.

(3)	Non-catastrophe results related to continued favorable personal lines auto injury coverage development.

(4)	The Company’s 2019 annual reserve review, using established industry and actuarial best practices, resulted in unfavorable reestimates of $95 million.

Note 9	Reinsurance

Effects of reinsurance ceded on property and casualty premiums earned and life premiums and contract charges
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Property and casualty insurance premiums earned	$(289)	$(260)	$(836)	$(756)
Life premiums and contract charges	(68)	(76)	(200)	(221)

Effects of reinsurance ceded on property and casualty insurance claims and claims expense, life contract benefits and interest credited to contractholder funds
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Property and casualty insurance claims and claims expense	$(216)	$(247)	$(465)	$(572)
Life contract benefits	(74)	(35)	(92)	(150)
Interest credited to contractholder funds	(6)	(5)	(14)	(16)

Reinsurance Recoverables As of September 30, 2019, the Company had $9.36 billion of reinsurance and indemnification recoverables, including $781 million of reinsurance recoverables for its life insurance business. Of the $781 million, the Company had $64 million of reinsurance recoverables, net of an allowance for estimated uncollectible amounts, related to Scottish Re (U.S.), Inc. On December 14, 2018, the Delaware Insurance Commissioner placed Scottish Re (U.S.), Inc. under regulatory supervision.  On March 6, 2019, the Chancery Court of the State of Delaware entered a Rehabilitation and Injunction Order (the “Rehabilitation Order”) in response to a petition filed by the Insurance Commissioner (the “Petition”).  Pursuant to the Petition, it is expected that Scottish Re (U.S.), Inc. will submit a Plan of Rehabilitation. The Company joined in a joint motion filed on behalf of several affected parties asking the court to allow a specified amount of offsetting claim payments and losses against premiums remitted to Scottish Re (U.S.), Inc. The Company also filed a separate motion related to the reimbursement of claim payments where Scottish Re (U.S.), Inc. is also acting as administrator. The Court has not yet ruled on either of these motions. In the interim, the Company and several other affected parties have been permitted to exercise certain setoff rights while the parties address any potential disputes.
The Company continues to monitor Scottish Re (U.S.), Inc. for future developments and will reevaluate its allowance for uncollectible amounts as new information becomes available.

Note 10	Capital Structure
Issuance of preferred stock On August 8, 2019, the Company issued 46,000 shares of 5.100% Fixed Rate Noncumulative Perpetual Preferred Stock, Series H, par value $1.00 per share and liquidation preference $25,000 per share, for gross proceeds of $1.15 billion. The preferred stock is perpetual and has no maturity date. The preferred stock is redeemable at the

Company’s option in whole or in part, on or after October 15, 2024, at a redemption price of $25,000 per share, plus declared and unpaid dividends. Prior to October 15, 2024, the preferred stock is redeemable at the Company’s option, in whole but not in part, within 90 days of the occurrence of a certain regulatory capital event at a redemption price equal to $25,000

44 www.allstate.com

Notes to Condensed Consolidated Financial Statements

per share or a certain rating agency event at a redemption price equal to $25,500 per share, plus declared and unpaid dividends.
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
Repayment of debt On May 16, 2019, the Company repaid $317 million of 7.450% Senior Notes, Series B, at maturity.
Subsequent event On October 15, 2019, the Company redeemed all 5,400 shares of its Fixed Rate Noncumulative Perpetual Preferred Stock, Series D, par

value $1.00 per share and liquidation preference $25,000 per share, all 29,900 shares of its Fixed Rate Noncumulative Perpetual Preferred Stock, Series E, par value $1.00 per share and liquidation preference $25,000 per share, all 10,000 shares of its Fixed Rate Noncumulative Perpetual Preferred Stock, Series F, par value $1.00 per share and liquidation preference $25,000 per share, and the corresponding depositary shares. The total redemption payment was $1.13 billion, using the proceeds from the issuance of the Fixed Rate Noncumulative Perpetual Preferred Stock, Series H. In the fourth quarter of 2019, the Company will recognize $37 million of original issuance costs in preferred stock dividends on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Equity as a result of the preferred stock redemptions.

Note 11	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:

•	Employee - severance and relocation benefits

•	Exit - contract termination penalties

The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled zero and $13 million during the three months ended September 30, 2019 and 2018, respectively, and $27 million and $55 million during the nine months ended September 30, 2019 and 2018, respectively. Restructuring expenses in 2019 primarily related to realignment of certain employees to centralized talent centers.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2018	$29	$15	$44
Expense incurred	31	3	34
Adjustments to liability	(7)	—	(7)
Payments	(37)	(7)	(44)
Restructuring liability as of September 30, 2019	$16	$11	$27

As of September 30, 2019, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $102 million for employee costs and $10 million for exit costs.

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

Third Quarter 2019 Form 10-Q 45

Notes to Condensed Consolidated Financial Statements

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
The aggregate liability balance related to all guarantees was not material as of September 30, 2019.
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

46 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $75 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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

Third Quarter 2019 Form 10-Q 47

Notes to Condensed Consolidated Financial Statements

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
Other proceedings The case of Jack Jimenez, et al. v. Allstate Insurance Company was filed in the United States District Court for the Central District of California on September 30, 2010. Plaintiffs allege off-the-clock wage and hour claims and other California Labor Code violations resulting from purported unpaid overtime. Plaintiffs seek recovery of unpaid compensation, liquidated damages, penalties, and attorneys’ fees and costs. The court certified a class that includes all adjusters in the state of California, except auto field adjusters, from September 29, 2006 to final judgment. Allstate’s appeals to the Ninth Circuit Court of Appeals and then to the U.S. Supreme Court did not result in decertification. As of October 2019, the parties have reached an agreement to settle the case. The settlement agreement is subject to the court’s final approval.
The stockholder derivative actions described below are disclosed pursuant to SEC disclosure requirements for these types of matters. The putative class action alleging violations of the federal securities laws is disclosed because it involves similar allegations to those made in the stockholder derivative actions.
Biefeldt / IBEW Consolidated Action. Two separately filed stockholder derivative actions have been consolidated into a single proceeding that is pending in the Circuit Court for Cook County, Illinois, Chancery Division. The original complaint in the first-filed of those actions, Biefeldt v. Wilson, et al., was filed on August 3, 2017, in that court by a plaintiff alleging that she is a stockholder of the Company. On June 29, 2018, the court granted defendants’ motion to dismiss that complaint for failure to make a pre-suit demand on the Allstate board before instituting the suit, but granted the plaintiff permission to file an amended complaint. The original complaint in IBEW Local No. 98 Pension Fund v. Wilson, et al., was filed on April 12, 2018, in the same court by another plaintiff alleging to be a stockholder of the Company. After the court issued its dismissal decision in the Biefeldt action, the plaintiffs agreed to consolidate the two actions and filed a consolidated amended complaint naming the Company’s chairman, president and chief executive officer, its former president, and certain present or former members of the board of directors. In that complaint, the plaintiffs allege that the directors and officer defendants breached their fiduciary duties to the Company in connection with allegedly material misstatements or omissions concerning the Company’s automobile insurance claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015. The factual allegations are substantially similar to those at issue in In re The

Allstate Corp. Securities Litigation. The plaintiffs further allege that a senior officer and several outside directors engaged in stock option exercises allegedly while in possession of material nonpublic information. The plaintiffs seek, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. Defendants moved to dismiss the consolidated complaint on September 24, 2018 for failure to make a demand on the Allstate board. On May 14, 2019, the court granted the defendants’ motion to dismiss the complaint, but allowed the plaintiffs leave to file a second consolidated amended complaint by June 11, 2019. On June 3, 2019, the plaintiffs filed a motion to stay the action, or in the alternative defer the filing of the second consolidated amended complaint, to allow the plaintiffs to conduct an inspection of the Company’s books and records. The parties reached a compromise by which the Company produced certain board materials and the deadline for the plaintiffs to file the second consolidated amended complaint was extended.
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
In re The Allstate Corp. Securities Litigation is a certified class action filed on November 11, 2016 in the United States District Court for the Northern District of Illinois against the Company and two of its officers asserting claims under the federal securities laws. Plaintiffs allege that they purchased Allstate common stock during the class period and suffered damages as the result of the conduct alleged. Plaintiffs seek an unspecified amount of damages, costs, attorney’s fees, and other relief as the court deems appropriate. Plaintiffs allege that the Company and certain senior officers made allegedly material misstatements or omissions concerning claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015.
Plaintiffs’ further allege that a senior officer engaged in stock option exercises during that time

48 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

The amended complaint was filed the same day. On March 26, 2019, the court granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. On April 9, 2019, defendants filed with the Seventh Circuit Court of Appeals a petition for permission to appeal this ruling pursuant to Federal Rule of Civil Procedure 23 (f) and the Court of Appeals granted that petition on April 25, 2019. The appeal was fully briefed as of July 31, 2019, and the Seven Circuit Court of Appeals heard oral argument on September 18, 2019.

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

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Pension benefits
Service cost	$30	$27	$86	$83
Interest cost	58	65	185	189
Expected return on plan assets	(103)	(103)	(297)	(323)
Amortization of prior service credit	(14)	(14)	(42)	(42)
Costs and expenses	(29)	(25)	(68)	(93)
Remeasurement of projected benefit obligation	323	(38)	1,054	(314)
Remeasurement of plan assets	(136)	4	(752)	301
Remeasurement gains and losses	187	(34)	302	(13)
Pension net cost (benefit)	$158	$(59)	$234	$(106)

Postretirement benefits
Service cost	$2	$1	$6	$5
Interest cost	4	4	11	11
Amortization of prior service credit	—	(5)	(2)	(16)
Costs and expenses	6	—	15	—
Remeasurement of projected benefit obligation	38	(5)	63	(19)
Remeasurement of plan assets	—	—	—	—
Remeasurement gains and losses	38	(5)	63	(19)
Postretirement net cost (benefit)	$44	$(5)	$78	$(19)

Pension and postretirement benefits
Costs and expenses	$(23)	$(25)	$(53)	$(93)
Remeasurement gains and losses	225	(39)	365	(32)
Total net cost (benefit)	$202	$(64)	$312	$(125)

Differences between expected and actual returns and changes in assumptions affect our pension and other postretirement obligations, plan assets and expenses.

Pension and other postretirement remeasurement losses were $225 million and $365 million for the third quarter and first nine months of 2019, respectively, compared to remeasurement gains of $39 million and $32 million for the same periods of 2018.

Third Quarter 2019 Form 10-Q 49

Notes to Condensed Consolidated Financial Statements

The losses for the third quarter and first nine months of 2019 primarily related to a decrease in the discount rate used to value the liabilities, partially offset by favorable asset performance compared to the expected return on plan assets.
The weighted average discount rate used to measure the benefit obligation decreased to 3.17% at September 30, 2019 compared to 3.53% at June 30, 2019, 3.87% at March 31, 2019 and 4.30% at December 31, 2018. Pension and other postretirement remeasurement of projected benefit obligation losses due to declines in the weighted average discount rate were $324 million and $1.04 billion for the third quarter and first nine months of 2019, respectively.
During the third quarter of 2019, the Company completed its triennial study of demographic assumptions. The Company reviewed historical experience for various long-term actuarial assumptions and methodologies that affect our pension and other postretirement obligations and incorporated updates into its best estimates of these assumptions. The update to these assumptions resulted in an increase of pension and other postretirement obligations primarily related to the timing of participant retirements and higher levels and duration of medical coverage elected for retirees, partially offset by lower ages of employees electing medical coverage. During the second quarter of 2019, we recognized participant experience different from our demographic assumptions for mortality, terminations and retirements and the percentage of employees taking lump sum distributions. Actuarial assumption updates that affect our pension and other postretirement obligations resulted in remeasurement losses of $37 million and $81 million in the third quarter and first nine months of 2019, respectively, compared to gains of $3 million and losses of $72 million in the third quarter of 2018 and first nine months of 2018, respectively.
For the third quarter and first nine months of 2019, the actual return on plan assets was higher than our expected return by $136 million and $752 million, respectively, due to declines in interest rates which increased the fair value of our fixed income investments. The increase in the first nine months of 2019 was also due to strong equity market performance.

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $187 million and $78 million related to mergers and exchanges involving third party equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans and other investments for the nine months ended September 30, 2019 and 2018, respectively.
Non-cash financing activities include $48 million and $30 million related to the issuance of Allstate common shares for vested equity awards for the nine months ended September 30, 2019 and 2018, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $115 million for the nine months ended September 30, 2019. Non-cash operating activities include $534 million related to ROU assets obtained in exchange for lease obligations, including $488 million related to the adoption of new guidance related to accounting for leases, for the nine months ended September 30, 2019.
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

($ in millions)	Nine months ended September 30,
	2019	2018
Net change in proceeds managed
Net change in fixed income securities	$80	$175
Net change in short-term investments	(709)	(454)
Operating cash flow used	$(629)	$(279)

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,458)	$(1,124)
Liabilities for collateral, end of period	(2,087)	(1,403)
Operating cash flow provided	$629	$279

50 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 15	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$603	$(127)	$476	$(116)	$25	$(91)
Less: reclassification adjustment of realized capital gains and losses	136	(29)	107	(26)	5	(21)
Unrealized net capital gains and losses	467	(98)	369	(90)	20	(70)
Unrealized foreign currency translation adjustments	(12)	2	(10)	(18)	4	(14)
Unamortized pension and other postretirement prior service credit (1)	(15)	3	(12)	(19)	4	(15)
Other comprehensive income (loss)	$440	$(93)	$347	$(127)	$28	$(99)

	Nine months ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$2,811	$(593)	$2,218	$(1,103)	$233	$(870)
Less: reclassification adjustment of realized capital gains and losses	244	(51)	193	(129)	27	(102)
Unrealized net capital gains and losses	2,567	(542)	2,025	(974)	206	(768)
Unrealized foreign currency translation adjustments	(1)	—	(1)	(28)	6	(22)
Unamortized pension and other postretirement prior service credit (1)	(44)	9	(35)	(58)	13	(45)
Other comprehensive income (loss)	$2,522	$(533)	$1,989	$(1,060)	$225	$(835)

(1)	Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

Third Quarter 2019 Form 10-Q 51

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2019, the related condensed consolidated statements of operations, comprehensive income and shareholders’ equity for the three and nine month periods ended September 30, 2019 and 2018, and cash flows for the nine month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
October 29, 2019

52 www.allstate.com

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Month Periods Ended September 30, 2019 and 2018
Overview
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

Third Quarter 2019 Form 10-Q 53

Highlights

Consolidated net income
($ in millions)

Consolidated net income applicable to common shareholders decreased 5.6% in the third quarter of 2019 compared to the same period of 2018, primarily due to pension and other postretirement remeasurement losses in 2019 compared to gains in 2018, higher Allstate Protection non-catastrophes claim and claims expense and higher amortization of DAC, partially offset by higher premiums earned. Consolidated net income applicable to common shareholders increased 14.4% in the first nine months of 2019 compared to the same period of 2018 primarily due to higher premiums earned and net realized capital gains, partially offset by higher Allstate Protection claim and claim expense and pension and other postretirement remeasurement losses.

The Property-Liability combined ratios were 91.6 and 93.1 in the third quarter and first nine months of 2019, respectively, compared to 93.9 and 92.0 in the third quarter and first nine months of 2018, respectively.

Total revenue
($ in millions)

Total revenue increased 5.8% and 9.5% in the third quarter and first nine months of 2019, respectively, compared to the prior year periods, driven by higher net realized capital gains and a 5.6% and 5.8% increase in insurance premiums and contract charges in the third quarter and first nine months of 2019, respectively. Insurance premiums earned increased in the following segments: Allstate Protection (Allstate and Esurance brands), Service Businesses (Allstate Protection Plans and Allstate Dealer Services), Allstate Life and Allstate Benefits.

Net investment income
($ in millions)

Net investment income increased 4.3% and 0.7% in the third quarter and first nine months of 2019 compared to the prior year periods, primarily due to higher income from market-based portfolios, partially offset by lower performance-based investment results, mainly from limited partnerships.

Q1	Q2	Q3

54 www.allstate.com

Summarized financial results

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Revenues
Property and casualty insurance premiums	$9,094	$8,595	$26,882	$25,341
Life premiums and contract charges	625	612	1,874	1,840
Other revenue	273	238	794	682
Net investment income	880	844	2,470	2,454
Realized capital gains and losses	197	176	1,183	17
Total revenues	11,069	10,465	33,203	30,334

Costs and expenses
Property and casualty insurance claims and claims expense	(6,051)	(5,805)	(18,227)	(16,711)
Life contract benefits and interest credited to contractholder funds	(682)	(661)	(2,008)	(1,974)
Amortization of deferred policy acquisition costs	(1,425)	(1,317)	(4,151)	(3,886)
Other expenses	(1,494)	(1,520)	(4,446)	(4,392)
Pension and other postretirement remeasurement gains and losses	(225)	39	(365)	32
Amortization of purchased intangibles	(32)	(24)	(96)	(69)
Impairment of purchased intangibles	—	—	(55)	—
Total costs and expenses	(9,909)	(9,288)	(29,348)	(27,000)

Gain on disposition of operations	—	1	3	4
Income tax expense	(229)	(199)	(784)	(636)
Net income	931	979	3,074	2,702

Preferred stock dividends	(42)	(37)	(103)	(105)
Net income applicable to common shareholders	$889	$942	$2,971	$2,597
Segment highlights
Allstate Protection underwriting income totaled $836 million in the third quarter of 2019, a 42.4% increase from $587 million in the third quarter of 2018. The increase was primarily due to increased premiums earned, lower catastrophe losses and higher favorable non-catastrophe prior year reserve reestimates, partially offset by higher non-catastrophe losses. Underwriting income totaled $1.91 billion in the first nine months of 2019, a 7.0% decrease from $2.05 billion in the first nine months of 2018. The decrease was primarily due to higher claim severity, catastrophe losses and policy acquisition and renewal costs, partially offset by increased premiums earned.
Catastrophe losses were $510 million and $2.26 billion in the third quarter and first nine months of 2019, respectively, compared to $625 million and $1.89 billion in the third quarter and first nine months of 2018, respectively.
Premiums written increased 5.8% to $9.31 billion in the third quarter of 2019 and 5.9% to $26.68 billion in the first nine months of 2019, compared to the same periods of 2018.
Service Businesses adjusted net income was $8 million in the third quarter of 2019 compared to $1 million in the third quarter of 2018. Adjusted net income was $35 million in the first nine months of 2019 compared to adjusted net income of zero in the first nine months of 2018. Starting in the third quarter of 2019, we are reporting SquareTrade and InfoArmor using the names Allstate Protection Plans and Allstate

Identity Protection, respectively, due to the re-branding of these businesses. The improvements in both periods were primarily due to growth of Allstate Protection Plans and favorable loss experience of both Allstate Protection Plans and Allstate Dealer Services, partially offset by higher operating expenses related to investing in growth of Allstate Protection Plans and Allstate Identity Protection and integrating the Allstate Identity Protection business.
Total revenues increased 27.1% to $418 million in the third quarter of 2019 and 26.3% to $1.22 billion in the first nine months of 2019, compared to the same periods of 2018, primarily due to Allstate Protection Plans’ growth through its U.S. retail and international distribution partners and the acquisitions of Allstate Identity Protection, PlumChoice and iCracked, partially offset by declines in Allstate Roadside Services wholesale and retail business.
Allstate Life adjusted net income was $44 million in the third quarter of 2019 compared to $75 million in the third quarter of 2018, primarily due to higher amortization of DAC related to our annual review of assumptions, partially offset by lower operating costs and expenses and higher premiums. Adjusted net income was $185 million in the first nine months of 2019 compared to $226 million in the first nine months of 2018, primarily due to higher contract benefits and amortization of DAC, partially offset by higher premiums and other revenue.

Third Quarter 2019 Form 10-Q 55

Our annual comprehensive review of actuarial assumptions in the third quarter of 2019 resulted in a decrease to after-tax income of $42 million compared to $5 million in the prior year period.
Premiums and contract charges increased 2.8% to $331 million in the third quarter of 2019 and 2.7% to $1.00 billion in the first nine months of 2019, compared to the same periods of 2018.
Allstate Benefits adjusted net income was $31 million in the third quarter of 2019 compared to $33 million in the third quarter of 2018, primarily due to higher DAC amortization related to our annual review of assumptions, partially offset by higher premiums. Adjusted net income was $99 million in the first nine months of 2019 compared to $98 million in the first nine months of 2018, primarily due to higher premiums, partially offset by higher DAC amortization.
Our annual comprehensive review of actuarial assumptions in the third quarter of 2019 resulted in a decrease to after-tax income of $1 million compared to an increase of $2 million in the prior year period.
Premiums and contract charges increased 2.1% to $291 million in the third quarter of 2019 and 1.1% to $863 million in the first nine months of 2019, compared to the same periods of 2018.
Allstate Annuities adjusted net income was $16 million in the third quarter of 2019 compared to $20 million in the third quarter of 2018, primarily due to higher contract benefits and lower net investment income, partially offset by lower interest credited to contractholder funds. Allstate Annuities adjusted net income was $43 million in the first nine months of 2019 compared to $99 million in the first nine months of 2018, primarily due to lower net investment income, partially offset by lower interest credited to contractholder funds.
Net investment income decreased 3.5% to $251 million in the third quarter of 2019 compared to the same period of 2018 and 12.6% to $737 million in the first nine months of 2019 compared to the same period of 2018, primarily due to lower performance-based investment results and lower average investment balances.
Financial highlights
Investments totaled $89.31 billion as of September 30, 2019, increasing from $81.26 billion as of December 31, 2018. Unrealized net capital gains totaled $2.99 billion as of September 30, 2019 compared to net unrealized capital gains of $33 million as of December 31, 2018.
Shareholders’ equity As of September 30, 2019, shareholders’ equity was $26.14 billion. This total included $3.55 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.

Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $69.84, an increase of 14.8% from $60.86 as of September 30, 2018, and an increase of 21.3% from $57.56 as of December 31, 2018.
Return on average common shareholders’ equity For the twelve months ended September 30, 2019, net income applicable to common shareholders’ return on the average of beginning and ending period common shareholders’ equity of 10.7% decreased by 7.9 points from 18.6% for the twelve months ended September 30, 2018, primarily due to lower net income applicable to common shareholders for the trailing twelve-month period ended September 30, 2019, and an increase in average common shareholders’ equity. The September 30, 2018 trailing twelve-month calculation includes a one-time $540 million Tax Cuts and Jobs Act of 2017 benefit, which contributed 2.6 points to the September 30, 2018 return on average common shareholders’ equity.
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
Pension and other postretirement measurement gains and losses In the third quarter of 2019, we recorded pension and other postretirement measurement losses of $225 million compared to gains of $39 million in the same period of 2018. Pension and other postretirement measurement losses were $365 million in the first nine months of 2019 compared to gains of $32 million in the same period of 2018.
The losses for the third quarter and first nine months of 2019 primarily related to a decrease in the discount rate used to value the liabilities, partially offset by favorable asset performance compared to the expected return on plan assets. See Note 13 of the condensed consolidated financial statements for further information.

56 www.allstate.com

Impact of pension and postretirement accounting change on selected financial data
($ in millions, except per share data and ratios)	Three months ended September 30, 2018		Nine months ended September 30, 2018
	As adjusted	Previously reported	As adjusted	Previously reported
Net income	$979	$870	$2,702	$2,521
Net income applicable to common shareholders	942	833	2,597	2,416
Net income applicable to common shareholders per common share - Basic	2.72	2.41	7.43	6.91
Net income applicable to common shareholders per common share - Diluted	2.68	2.37	7.31	6.80
Return on common shareholders’ equity (1)			18.6%	17.4%
Property-Liability combined ratio	93.9	94.3	92.0	92.5
(1) Trailing twelve months

Third Quarter 2019 Form 10-Q 57

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

58 www.allstate.com

Property-Liability Operations

Summarized financial data
	Three months ended September 30,		Nine months ended September 30,
($ in millions, except ratios)	2019	2018	2019	2018
Premiums written	$9,312	$8,800	$26,682	$25,185

Revenues
Premiums earned	$8,782	$8,320	$25,970	$24,528
Other revenue	195	192	561	550
Net investment income	448	410	1,210	1,100
Realized capital gains and losses	163	126	916	16
Total revenues	9,588	9,048	28,657	26,194

Costs and expenses
Claims and claims expense	(5,960)	(5,717)	(17,962)	(16,444)
Amortization of DAC	(1,167)	(1,133)	(3,494)	(3,331)
Operating costs and expenses	(1,114)	(1,143)	(3,245)	(3,285)
Restructuring and related charges	1	(12)	(26)	(51)
Total costs and expenses	(8,240)	(8,005)	(24,727)	(23,111)

Income tax expense	(272)	(211)	(809)	(631)
Net income applicable to common shareholders	$1,076	$832	$3,121	$2,452

Underwriting income	$737	$507	$1,804	$1,967
Net investment income	448	410	1,210	1,100
Income tax expense on operations	(236)	(185)	(617)	(628)
Realized capital gains and losses, after-tax	127	103	724	16
Tax Legislation expense	—	(3)	—	(3)
Net income applicable to common shareholders	$1,076	$832	$3,121	$2,452

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$513	$624	$2,209	$1,847
Catastrophe reserve reestimates (1)	(3)	1	53	45
Total catastrophe losses	$510	$625	$2,262	$1,892

GAAP operating ratios
Loss ratio	67.9	68.7	69.2	67.1
Expense ratio (2)	23.7	25.2	23.9	24.9
Combined ratio	91.6	93.9	93.1	92.0
Effect of catastrophe losses on combined ratio	5.8	7.5	8.7	7.7
Effect of prior year reserve reestimates on combined ratio (3)	(0.5)	0.2	(0.4)	(0.5)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	—	0.2	0.2
Effect of restructuring and related charges on combined ratio	—	0.1	0.1	0.2
Effect of Discontinued Lines and Coverages on combined ratio	1.1	1.0	0.5	0.4

(1)
Favorable reserve reestimates are shown in parentheses. Prior year reserve reestimates included a $7 million reduction of reinstatement reinsurance premiums for the three months ended September 30, 2019 and an increase of $13 million for the nine months ended September 30, 2019 related to the 2018 Camp Fire.

(2)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(3)
Prior year reserve reestimates totaled $44 million and $115 million favorable in the three and nine months ended September 30, 2019, respectively, compared to $13 million unfavorable and $133 million favorable in the same periods of 2018, respectively.

Third Quarter 2019 Form 10-Q 59

Property-Liability Operations

Net investment income increased 9.3% or $38 million in the third quarter of 2019 and 10.0% or $110 million in the first nine months of 2019 compared to the same periods of 2018, due to higher income from market-based portfolios, partially offset by lower performance-based investment results, mainly from limited partnerships.
We increased the maturity profile of fixed income securities in our Property-Liability portfolio to a duration of 5.1 years as of September 30, 2019 compared to 3.7 years as of September 30, 2018.

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Fixed income securities	$272	$240	$796	$690
Equity securities	44	24	116	93
Mortgage loans	4	5	12	13
Limited partnership interests	128	136	286	301
Short-term investments	13	11	44	26
Other	27	33	80	93
Investment income, before expense	488	449	1,334	1,216
Investment expense (1) (2)	(40)	(39)	(124)	(116)
Net investment income	$448	$410	$1,210	$1,100

(1)
Investment expense includes $11 million and $10 million of investee level expenses in the third quarter of 2019 and 2018, respectively, and $38 million and $34 million in the first nine months of 2019 and 2018, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(2)
Investment expense includes $7 million and $6 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the third quarter of 2019 and 2018, respectively, and $22 million and $12 million in the first nine months of 2019 and 2018, respectively.

Realized capital gains and losses Net realized capital gains in the third quarter related primarily to gains on sales of fixed income securities. Net realized capital gains in the first nine months of 2019 related primarily to increased valuation of equity investments and gains on sales of fixed income securities. Valuation of equity investments for the nine months ended September 30, 2019 includes $538 million of appreciation in the valuation of equity securities and $69 million of appreciation primarily related to certain limited partnerships where the underlying assets are predominately public equity securities.

Realized capital gains and losses
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Impairment write-downs	$(6)	$(1)	$(23)	$(3)
Sales	124	(16)	332	(104)
Valuation of equity investments	13	142	607	114
Valuation and settlements of derivative instruments	32	1	—	9
Realized capital gains and losses, pre-tax	163	126	916	16
Income tax expense	(36)	(23)	(192)	—
Realized capital gains and losses, after-tax	$127	$103	$724	$16

60 www.allstate.com

Allstate Protection Segment Results

Allstate Protection Segment

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Premiums written	$9,312	$8,800	$26,682	$25,185
Premiums earned	$8,782	$8,320	$25,970	$24,528
Other revenue	195	192	561	550
Claims and claims expense	(5,862)	(5,637)	(17,859)	(16,359)
Amortization of DAC	(1,167)	(1,133)	(3,494)	(3,331)
Other costs and expenses	(1,113)	(1,143)	(3,243)	(3,284)
Restructuring and related charges	1	(12)	(26)	(51)
Underwriting income	$836	$587	$1,909	$2,053
Catastrophe losses	$510	$625	$2,262	$1,892

Underwriting income (loss) by line of business
Auto	$421	$394	$1,332	$1,410
Homeowners	349	208	403	564
Other personal lines (1)	50	13	130	128
Commercial lines	1	(42)	1	(84)
Other business lines (2)	16	15	45	39
Answer Financial	(1)	(1)	(2)	(4)
Underwriting income	$836	$587	$1,909	$2,053

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)
Other business lines represent Ivantage, a general agency for Allstate exclusive agencies. Ivantage provides agencies a solution for their customers when coverage through Allstate brand underwritten products is not available.

Third Quarter 2019 Form 10-Q 61

Segment Results Allstate Protection

Changes in underwriting results from prior year by component and by line of business (1)
	Three months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Underwriting income (loss) - prior period	$394	$187	$208	$320	$13	$(24)	$(42)	$(17)	$587	$480
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	282	297	106	59	14	16	60	52	462	424
Increase (decrease) other revenue	5	5	—	2	1	(2)	(1)	—	3	7
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(300)	(194)	(54)	(86)	1	3	(58)	(51)	(411)	(328)
Catastrophe losses, excluding reserve reestimates	(17)	259	100	(40)	25	14	3	6	111	239
Catastrophe reserve reestimates	(3)	—	4	(8)	2	(1)	1	1	4	(8)
Non-catastrophe reserve reestimates	57	(90)	(19)	(21)	(8)	(2)	41	(36)	71	(149)
Losses subtotal	(263)	(25)	31	(155)	20	14	(13)	(80)	(225)	(246)
(Increase) decrease expenses	3	(70)	4	(18)	2	9	(3)	3	9	(78)
Underwriting income (loss)	$421	$394	$349	$208	$50	$13	$1	$(42)	$836	$587

	Nine months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Underwriting income (loss) - prior period	$1,410	$892	$564	$431	$128	$54	$(84)	$(21)	$2,053	$1,392
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	951	767	287	141	36	48	168	110	1,442	1,066
Increase (decrease) other revenue	8	15	—	4	2	1	(1)	(3)	11	17
(Increase) decrease losses:
Incurred losses, excluding catastrophe losses and reserve reestimates	(833)	(358)	(144)	(193)	9	(41)	(170)	(80)	(1,138)	(672)
Catastrophe losses, excluding reserve reestimates	(77)	358	(276)	377	(14)	50	5	8	(362)	793
Catastrophe reserve reestimates	(28)	23	25	(86)	(6)	7	1	1	(8)	(55)
Non-catastrophe reserve reestimates	(17)	(3)	(38)	(46)	(26)	8	89	(101)	8	(142)
Losses subtotal	(955)	20	(433)	52	(37)	24	(75)	(172)	(1,500)	(76)
(Increase) decrease expenses	(82)	(284)	(15)	(64)	1	1	(7)	2	(97)	(346)
Underwriting income (loss)	$1,332	$1,410	$403	$564	$130	$128	$1	$(84)	$1,909	$2,053

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.

(2)
Includes other business lines underwriting income of $16 million and $15 million in the third quarter of 2019 and 2018, respectively, and $45 million and $39 million in the first nine months of 2019 and 2018, respectively. Includes Answer Financial underwriting loss of $1 million in both the third quarter of 2019 and 2018, and $2 million and $4 million in the first nine months of 2019 and 2018, respectively.

Underwriting income increased to $836 million in the third quarter of 2019 from $587 million in the third quarter of 2018 primarily due to increased premiums earned, lower catastrophe losses and higher favorable non-catastrophe prior year reserve reestimates, partially offset by higher non-catastrophe losses. Underwriting income decreased to $1.91 billion in the first nine months of 2019 from $2.05 billion in the first nine months of 2018 primarily due to higher claim severity, catastrophe losses and policy acquisition and renewal costs, partially offset by increased premiums earned.

62 www.allstate.com

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

Premiums written and earned by line of business
($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2019	2018	2019	2018
Auto	$6,271	$5,987	$18,405	$17,513
Homeowners	2,288	2,144	6,183	5,800
Other personal lines	515	496	1,435	1,390
Subtotal – Personal lines	9,074	8,627	26,023	24,703
Commercial lines	238	173	659	482
Total premiums written	$9,312	$8,800	$26,682	$25,185
Reconciliation of premiums written to premiums earned:
Increase in unearned premiums	(538)	(505)	(743)	(643)
Other	8	25	31	(14)
Total premiums earned	$8,782	$8,320	$25,970	$24,528

Auto	$6,080	$5,798	$18,045	$17,094
Homeowners	1,997	1,891	5,890	5,603
Other personal lines	469	455	1,390	1,354
Subtotal – Personal lines	8,546	8,144	25,325	24,051
Commercial lines	236	176	645	477
Total premiums earned	$8,782	$8,320	$25,970	$24,528

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended September 30,
Auto	68.9	67.7	24.2	25.5	93.1	93.2
Homeowners	59.3	64.2	23.2	24.8	82.5	89.0
Other personal lines	62.7	69.0	26.6	28.1	89.3	97.1
Commercial lines	83.5	104.6	16.1	19.3	99.6	123.9
Total	66.8	67.7	23.7	25.2	90.5	92.9

Nine months ended September 30,
Auto	68.2	66.4	24.4	25.4	92.6	91.8
Homeowners	70.1	66.0	23.1	23.9	93.2	89.9
Other personal lines	64.4	63.3	26.2	27.2	90.6	90.5
Commercial lines	82.5	95.8	17.3	21.8	99.8	117.6
Total	68.7	66.7	23.9	24.9	92.6	91.6

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Third Quarter 2019 Form 10-Q 63

Segment Results Allstate Protection

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended September 30,
Auto	68.9	67.7	2.4	2.1	(2.5)	(1.7)	—	(0.1)
Homeowners	59.3	64.2	17.0	23.5	0.1	(0.7)	0.1	0.3
Other personal lines	62.7	69.0	5.3	11.4	1.9	0.6	(0.4)	—
Commercial lines	83.5	104.6	0.9	3.4	—	23.9	(0.4)	—
Total	66.8	67.7	5.8	7.5	(1.6)	(0.8)	—	—

Nine months ended September 30,
Auto	68.2	66.4	2.3	1.8	(1.7)	(2.0)	—	(0.2)
Homeowners	70.1	66.0	28.9	25.8	1.0	0.8	1.0	1.5
Other personal lines	64.4	63.3	10.7	9.5	1.2	(1.1)	0.3	(0.1)
Commercial lines	82.5	95.8	1.0	2.7	2.6	22.4	(0.2)	—
Total	68.7	66.7	8.7	7.7	(0.9)	(0.9)	0.2	0.2
Catastrophe losses were $510 million and $2.26 billion in the third quarter and first nine months of 2019, respectively, compared to $625 million and $1.89 billion in the third quarter and first nine months of 2018, respectively.
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

64 www.allstate.com

Allstate Protection Segment Results

Catastrophe losses by the size of event
	Three months ended September 30, 2019
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	—	—	—	—	—	—
$50 million to $100 million	2	7.1	178	34.9	2.0	89
Less than $50 million	26	92.9	314	61.6	3.6	12
Total	28	100.0%	492	96.5	5.6	18
Prior year reserve reestimates			(3)	(0.6)	—
Prior quarter reserve reestimates			21	4.1	0.2
Total catastrophe losses			$510	100.0%	5.8

	Nine months ended September 30, 2019
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	1.1%	$360	15.9%	1.4	$360
$101 million to $250 million	1	1.1	194	8.6	0.7	194
$50 million to $100 million	9	10.4	666	29.5	2.6	74
Less than $50 million	76	87.4	989	43.7	3.8	13
Total	87	100.0%	2,209	97.7	8.5	25
Prior year reserve reestimates			53	2.3	0.2
Total catastrophe losses			$2,262	100.0%	8.7

Catastrophe losses by the type of event
	Three months ended September 30,				Nine months ended September 30,
($ in millions)	Number of events	2019	Number of events	2018	Number of events	2019	Number of events	2018
Hurricanes/Tropical storms	3	$113	2	$75	3	$113	3	$79
Tornadoes	—	—	1	9	4	390	1	9
Wind/Hail	25	379	34	376	74	1,583	77	1,567
Wildfires	—	—	7	62	—	—	9	78
Other events	—	—	—	—	6	123	2	114
Prior year reserve reestimates		(3)		1		53		45
Prior quarter reserve reestimates		21		102		—		—
Total catastrophe losses	28	$510	44	$625	87	$2,262	92	$1,892

Third Quarter 2019 Form 10-Q 65

Segment Results Allstate Protection

Expense ratio decreased 1.5 points and 1.0 points in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Amortization of DAC	13.3	13.6	13.5	13.6
Advertising expense	2.3	2.9	2.2	2.3
Other costs and expenses (1)	8.1	8.6	8.1	8.8
Restructuring and related charges	—	0.1	0.1	0.2
Total expense ratio	23.7	25.2	23.9	24.9

(1) Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Reserve reestimates were favorable in the third quarter and first nine months of 2019 and primarily related to favorable personal lines auto injury coverage development, partially offset by strengthening in our homeowners business related to catastrophe reestimates.

Total reserves, net of reinsurance (estimated cost of outstanding claims) as of January 1, by line of business
($ in millions)	2019	2018
Auto	$14,378	$14,051
Homeowners	2,157	2,205
Other personal lines	1,489	1,489
Commercial lines	801	616
Total Allstate Protection	$18,825	$18,361

Reserve reestimates
	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2019	2018	2019	2018	2019	2018	2019	2018
Auto	$(153)	$(99)	(1.7)	(1.2)	$(311)	$(356)	(1.2)	(1.4)
Homeowners	2	(13)	—	(0.1)	59	46	0.2	0.2
Other personal lines	9	3	0.1	—	17	(15)	0.1	(0.1)
Commercial lines	—	42	—	0.5	17	107	—	0.4
Total Allstate Protection (3)	$(142)	$(67)	(1.6)	(0.8)	$(218)	$(218)	(0.9)	(0.9)

Allstate brand	$(143)	$(64)	(1.6)	(0.8)	$(224)	$(216)	(0.9)	(0.9)
Esurance brand	—	—	—	—	3	—	—	—
Encompass brand	1	(3)	—	—	3	(2)	—	—
Total Allstate Protection	$(142)	$(67)	(1.6)	(0.8)	$(218)	$(218)	(0.9)	(0.9)

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Allstate Protection premiums earned.

(3)
Prior year reserve reestimates included in catastrophe losses totaled $3 million favorable and $53 million unfavorable in the three and nine months ended September 30, 2019, respectively, and $1 million and $45 million unfavorable in the three and nine months ended September 30, 2018, respectively.

66 www.allstate.com

Allstate Protection Segment Results

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection as of or for the nine months ended September 30, 2019. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios, are discussed in the brand sections.

Premiums written, policies in force and underwriting income (loss)
($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total
Auto	$16,466	67.8%	$1,526	94.0%	$413	52.9%	$18,405	69.0%
Homeowners	5,784	23.8	92	5.6	307	39.4	6,183	23.2
Other personal lines	1,369	5.7	6	0.4	60	7.7	1,435	5.4
Commercial lines	659	2.7	—	—	—	—	659	2.4
Total	$24,278	100.0%	$1,624	100.0%	$780	100.0%	$26,682	100.0%

Percent to total Allstate Protection		91.0%		6.1%		2.9%		100.0%

PIF (thousands)
Auto	20,339	65.3%	1,543	91.0%	496	61.4%	22,378	66.5%
Homeowners	6,237	20.0	104	6.2	235	29.1	6,576	19.5
Other personal lines	4,341	14.0	48	2.8	77	9.5	4,466	13.3
Commercial lines	228	0.7	—	—	—	—	228	0.7
Total	31,145	100.0%	1,695	100.0%	808	100.0%	33,648	100.0%

Percent to total Allstate Protection		92.6%		5.0%		2.4%		100.0%

Underwriting income (loss)
Auto	$1,328	68.9%	$(2)	33.3%	$6	(60.0)%	$1,332	69.8%
Homeowners	424	22.0	(6)	100.0	(15)	150.0	403	21.1
Other personal lines	129	6.7	2	(33.3)	(1)	10.0	130	6.8
Commercial lines	1	0.1	—	—	—	—	1	0.1
Other business lines	45	2.3	—	—	—	—	45	2.3
Answer Financial	—	—	—	—	—	—	(2)	(0.1)
Total	$1,927	100.0%	$(6)	100.0%	$(10)	100.0%	$1,909	100.0%
When analyzing premium measures and statistics for all three brands the following calculations are used as described below.

•
PIF: Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy. Commercial lines PIF for shared economy agreements typically reflect contracts that cover multiple drivers as opposed to individual drivers.

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

Third Quarter 2019 Form 10-Q 67

Segment Results Allstate Protection: Allstate brand

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Premiums written	$8,472	$8,010	$24,278	$22,945
Premiums earned	$7,997	$7,587	$23,651	$22,386
Other revenue	153	152	439	431
Claims and claims expense	(5,245)	(5,109)	(16,098)	(14,815)
Amortization of DAC	(1,108)	(1,076)	(3,316)	(3,157)
Other costs and expenses	(941)	(956)	(2,726)	(2,751)
Restructuring and related charges	2	(11)	(23)	(43)
Underwriting income	$858	$587	$1,927	$2,051
Catastrophe losses	$447	$588	$2,112	$1,754

Underwriting income (loss) by line of business
Auto	$429	$391	$1,328	$1,387
Homeowners	361	217	424	591
Other personal lines (1)	51	6	129	118
Commercial lines	1	(42)	1	(84)
Other business lines (2)	16	15	45	39
Underwriting income	$858	$587	$1,927	$2,051

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)	Other business lines represent Ivantage.

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Underwriting income (loss) - prior period	$587	$473	$2,051	$1,464
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	410	392	1,265	1,030
Increase (decrease) other revenue	1	3	8	6
(Increase) decrease losses:
Incurred losses, excluding catastrophe losses and reserve reestimates	(354)	(301)	(944)	(662)
Catastrophe losses, excluding reserve reestimates	139	244	(347)	736
Catastrophe reserve reestimates	2	(5)	(11)	(40)
Non-catastrophe reserve reestimates	77	(152)	19	(153)
Losses subtotal	(136)	(214)	(1,283)	(119)
(Increase) decrease expenses	(4)	(67)	(114)	(330)
Underwriting income	$858	$587	$1,927	$2,051

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.
Underwriting income increased to $858 million from $587 million in the third quarter 2018 primarily due to increased premiums earned, lower catastrophe losses and higher favorable non-catastrophe prior year reserve reestimates, partially offset by higher non-catastrophe losses. Underwriting income decreased to $1.93 billion in the first nine months of 2019 from $2.05 billion in the first nine months of 2018 primarily due to higher claim severity, catastrophe losses and policy acquisition and renewal costs, partially offset by increased premiums earned.

68 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2019	2018	2019	2018
Auto	$5,599	$5,357	$16,466	$15,719
Homeowners	2,143	2,008	5,784	5,422
Other personal lines	492	472	1,369	1,322
Subtotal – Personal lines	8,234	7,837	23,619	22,463
Commercial lines	238	173	659	482
Total	$8,472	$8,010	$24,278	$22,945
Premiums earned
Auto	$5,446	$5,210	$16,171	$15,387
Homeowners	1,868	1,769	5,511	5,238
Other personal lines	447	432	1,324	1,284
Subtotal – Personal lines	7,761	7,411	23,006	21,909
Commercial lines	236	176	645	477
Total	$7,997	$7,587	$23,651	$22,386

Auto premium measures and statistics
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
PIF (thousands)	20,339	19,912	20,339	19,912
New issued applications (thousands)	753	755	2,248	2,223
Average premium (6-month policy)	$589	$572	$583	$567
Renewal ratio (%)	88.6	88.7	88.7	88.5
Approved rate changes (1):
Number of locations (2)	24	20	43	42
Total brand (%) (3) (5)	0.5	—	1.9	0.8
Location specific (%) (4) (5)	3.1	1.0	3.8	2.7

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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $110 million and $407 million in the three and nine months ended September 30, 2019, respectively, compared to $12 million and $165 million in the three and nine months ended September 30, 2018, respectively.

Auto insurance premiums written totaled $5.60 billion in the third quarter of 2019, a 4.5% increase from $5.36 billion in the third quarter of 2018 and $16.47 billion in the first nine months of 2019, a 4.8% increase from $15.72 billion in the first nine months of 2018. Factors impacting premiums written were:

•
2.1% or 427 thousand increase in PIF as of September 30, 2019 compared to September 30, 2018. Auto PIF increased in 37 states, including 6 of our largest 10 states, as of September 30, 2019 compared to September 30, 2018.

•	0.1 point decrease and 0.2 point increase in the renewal ratio in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.

•	0.3% decrease and 1.1% increase in new issued applications in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.

•	3.0% and 2.8% increase in average premium in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to rate increases.

Third Quarter 2019 Form 10-Q 69

Segment Results Allstate Protection: Allstate brand

Homeowners premium measures and statistics
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
PIF (thousands)	6,237	6,145	6,237	6,145
New issued applications (thousands)	226	219	652	629
Average premium (12-month policy)	$1,308	$1,238	$1,292	$1,227
Renewal ratio (%)	88.4	88.3	88.3	87.9
Approved rate changes (1):
Number of locations (2)	12	10	32	28
Total brand (%) (3)	0.3	0.4	2.5	1.6
Location specific (%) (3)	3.5	3.6	5.1	4.1

(1)	Includes rate changes approved based on our net cost of reinsurance.

(2)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $21 million and $184 million in the three and nine months ended September 30, 2019, respectively, compared to $30 million and $115 million in the three and nine months ended September 30, 2018, respectively.

Homeowners insurance premiums written totaled $2.14 billion in the third quarter of 2019, a 6.7% increase from $2.01 billion in the third quarter of 2018 and $5.78 billion in the first nine months of 2019, a 6.7% increase from $5.42 billion in the first nine months of 2018. Factors impacting premiums written were:

•
1.5% or 92 thousand increase in PIF as of September 30, 2019 compared to September 30, 2018. Homeowners PIF increased in 33 states, including 6 of our largest 10 states, as of September 30, 2019 compared to September 30, 2018.

•	0.1 point and 0.4 point increase in the renewal ratio in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.

•	3.2% and 3.7% increase in new issued applications in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.

•
5.7% and 5.3% increase in average premium in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to rate increases and inflationary increases in insured home valuations.

•
$10 million increase in the cost of our catastrophe reinsurance program to $75 million in the third quarter of 2019 from $65 million in the third quarter of 2018, and $12 million increase to $211 million in the first nine months of 2019 from $199 million in the first nine months of 2018. Catastrophe placement premiums are recorded primarily in the Allstate brand and are a reduction of premium.

Other personal lines premiums written totaled $492 million in the third quarter of 2019, a 4.2% increase from $472 million in the third quarter of 2018 and $1.37 billion in the first nine months of 2019, a 3.6% increase from $1.32 billion in the first nine months of 2018. The increase in both periods was primarily due to increases in personal umbrella and condominium insurance premiums.
Commercial lines premiums written totaled $238 million in the third quarter of 2019, a 37.6% increase from $173 million in the third quarter of 2018 and $659 million in the nine months of 2019, a 36.7% increase from $482 million in the first nine months of 2018. The increase in both periods was primarily due to growth in our shared economy agreements, including one with a large a transportation network company to provide commercial auto insurance coverage in 15 states. Growth in premiums written is not reflected in growth in policies in force as the shared economy agreements typically reflect contracts that cover multiple drivers as opposed to individual drivers.

70 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended September 30,
Auto	67.7	67.1	24.4	25.4	92.1	92.5
Homeowners	57.9	63.6	22.8	24.1	80.7	87.7
Other personal lines	62.0	70.6	26.6	28.0	88.6	98.6
Commercial lines	83.5	104.6	16.1	19.3	99.6	123.9
Total	65.6	67.4	23.7	24.9	89.3	92.3

Nine months ended September 30,
Auto	67.2	65.7	24.6	25.3	91.8	91.0
Homeowners	69.8	65.4	22.5	23.3	92.3	88.7
Other personal lines	64.2	64.0	26.1	26.8	90.3	90.8
Commercial lines	82.5	95.8	17.3	21.8	99.8	117.6
Total	68.1	66.2	23.8	24.6	91.9	90.8

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended September 30,
Auto	67.7	67.1	2.4	2.2	(2.8)	(1.9)	—	(0.1)
Homeowners	57.9	63.6	15.7	23.6	(0.1)	(1.0)	(0.1)	0.1
Other personal lines	62.0	70.6	5.1	11.8	2.2	1.8	(0.3)	—
Commercial lines	83.5	104.6	0.9	3.4	—	23.9	(0.4)	—
Total	65.6	67.4	5.6	7.8	(1.8)	(0.8)	(0.1)	—

Nine months ended September 30,
Auto	67.2	65.7	2.3	1.8	(1.9)	(2.3)	(0.1)	(0.2)
Homeowners	69.8	65.4	28.7	25.7	0.8	0.6	0.8	1.3
Other personal lines	64.2	64.0	10.9	9.7	1.4	(0.3)	0.3	(0.2)
Commercial lines	82.5	95.8	1.0	2.7	2.6	22.4	(0.2)	—
Total	68.1	66.2	9.0	7.8	(0.9)	(1.0)	0.2	0.1
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
Paid claim frequency trends will often differ from gross claim frequency trends due to differences in the timing of when notices are received and when claims are settled. For property damage claims, paid frequency trends reflect smaller differences as timing between opening and settlement is generally less. For bodily injury, gross frequency trends reflect emerging trends since the difference in timing between opening and settlement is much greater and gross frequency does not typically experience the same volatility in quarterly fluctuations seen in paid frequency. In evaluating frequency, we typically rely upon paid frequency trends for physical damage coverages such as property damage and gross frequency for casualty coverages such as bodily injury to provide an indicator

Third Quarter 2019 Form 10-Q 71

Segment Results Allstate Protection: Allstate brand

of emerging trends in overall claim frequency while also providing insights for our analysis of severity.
We are continuing to implement new technology and process improvements that provide continued loss cost accuracy, efficient processing and enhanced customer experiences that are simple, fast and produce high degrees of satisfaction. We use Digital Operating Centers to handle auto physical damage claims countrywide utilizing our virtual estimation capabilities, which includes estimating damage with photos and video through the use of QuickFoto Claim® and Virtual Assist®. We are also leveraging virtual capabilities to handle property claims by estimating damage through video with Virtual Assist and aerial imagery using satellites, airplanes and drones. These organizational and process changes impact frequency and severity statistics as changes in claim opening and closing practices and shifts in timing, if any, can impact comparisons to prior periods.
Auto loss ratio increased 0.6 points and 1.5 points in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to higher non-catastrophe and catastrophe losses, partially offset by increased premiums earned and higher favorable non-catastrophe prior year reserve reestimates.
Property damage paid claim frequency increased 0.2% in the third quarter of 2019 and decreased 1.6% in the first nine months of 2019, respectively, compared to the same periods of 2018.  Property damage paid claim severities increased 5.1% and 6.6% in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018 due to the impact of higher costs to repair more sophisticated newer model vehicles, higher third-party subrogation demands and increased number of total losses.
Bodily injury gross claim frequency decreased 0.5% and 1.2% in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018. Bodily injury incurred losses reflect costs generally consistent with medical care inflation indices.

Homeowners loss ratio decreased 5.7 points in the third quarter of 2019 compared to the same period of 2018 primarily due to lower catastrophes, increased premiums earned and improved claim frequency, partially offset by increased claim severity. Homeowners loss ratio increased 4.4 points in the first nine months of 2019 compared to the same period of 2018 primarily due to higher catastrophe losses and increased claim severity, partially offset by increased premiums earned and improved claim frequency. Paid claim frequency excluding catastrophe losses decreased 6.4% and 4.3% in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018. Paid claim severity excluding catastrophe losses increased 13.2% and 8.6% in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, as we experienced increased claim severity in fire and water perils. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio decreased 8.6 points in the third quarter of 2019 compared to the same period of 2018 primarily due to lower catastrophe losses and increased premiums earned. Other personal lines loss ratio increased 0.2 points in the first nine months of 2019 compared to the same period of 2018 primarily due to higher catastrophe losses, partially offset by increased premiums earned.
Commercial lines loss ratio decreased 21.1 points and 13.3 points in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to increased premiums earned and lower unfavorable non-catastrophe prior year reserve reestimates, partially offset by higher severity. Commercial lines recorded losses related to the shared economy agreements are primarily based on original pricing expectations given limited loss experience.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Amortization of DAC	13.8	14.2	14.0	14.1
Advertising expense	2.1	2.5	2.0	2.1
Other costs and expenses (1)	7.8	8.1	7.7	8.2
Restructuring and related charges	—	0.1	0.1	0.2
Total expense ratio	23.7	24.9	23.8	24.6

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 1.2 points in the third quarter of 2019 compared to the third quarter of 2018 primarily due to lower agent incentive compensation and advertising costs. Expense ratio decreased 0.8 points in the first nine months of 2019 compared to the first nine months of 2018 primarily related to lower agent incentive compensation and operating expenses.

Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in total in the third quarter and first nine months of 2019 were lower than the same periods of 2018.

72 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Premiums written	$562	$519	$1,624	$1,471
Premiums earned	$528	$479	$1,555	$1,375
Other revenue	23	21	63	61
Claims and claims expense	(424)	(366)	(1,227)	(1,051)
Amortization of DAC	(11)	(10)	(34)	(31)
Other costs and expenses	(122)	(134)	(363)	(368)
Restructuring and related charges	—	—	—	(2)
Underwriting loss	$(6)	$(10)	$(6)	$(16)
Catastrophe losses	$16	$14	$47	$46

Underwriting income (loss) by line of business
Auto	$(9)	$(5)	$(2)	$1
Homeowners	1	(6)	(6)	(18)
Other personal lines	2	1	2	1
Underwriting loss	$(6)	$(10)	$(6)	$(16)

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Underwriting income (loss) - prior period	$(10)	$(19)	$(16)	$(55)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	49	47	180	95
Increase (decrease) other revenue	2	4	2	11
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(54)	(32)	(171)	(58)
Catastrophe losses, excluding reserve reestimates	(4)	4	(2)	6
Catastrophe reserve reestimates	2	(1)	1	(3)
Non-catastrophe reserve reestimates	(2)	—	(4)	1
Losses subtotal	(58)	(29)	(176)	(54)
(Increase) decrease expenses	11	(13)	4	(13)
Underwriting loss	$(6)	$(10)	$(6)	$(16)

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.
Underwriting loss totaled $6 million in the third quarter of 2019 compared to $10 million in the third quarter of 2018 and was $6 million in the first nine months of 2019 compared to $16 million in the first nine months of 2018 as higher premiums earned and decreased operating expenses were offset by increased loss costs.

Premiums written and earned by line of business
($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2019	2018	2019	2018
Auto	$525	$487	$1,526	$1,387
Homeowners	35	30	92	78
Other personal lines	2	2	6	6
Total	$562	$519	$1,624	$1,471
Premiums earned
Auto	$498	$455	$1,469	$1,305
Homeowners	28	22	80	64
Other personal lines	2	2	6	6
Total	$528	$479	$1,555	$1,375

Third Quarter 2019 Form 10-Q 73

Segment Results Allstate Protection: Esurance brand

Auto premium measures and statistics
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
PIF (thousands)	1,543	1,463	1,543	1,463
New issued applications (thousands)	149	166	474	480
Average premium (6-month policy)	$626	$603	$621	$603
Renewal ratio (%)	81.9	82.9	83.2	83.5
Approved rate changes (1):
Number of locations (2)	15	14	26	25
Total brand (%) (3) (5)	1.1	0.9	4.1	1.6
Location specific (%) (4) (5)	2.8	3.4	4.8	3.4

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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $20 million and $74 million in the three and nine months ended September 30, 2019, respectively, compared to $13 million and $25 million in the three and nine months ended September 30, 2018, respectively.

Auto insurance premiums written totaled $525 million in the third quarter of 2019, a 7.8% increase from $487 million in the third quarter of 2018 and $1.53 billion in the first nine months of 2019, a 10.0% increase from $1.39 billion in the first nine months of 2018. Factors impacting premiums written were:

•	5.5% or 80 thousand increase in PIF as of September 30, 2019 compared to September 30, 2018.

•	10.2% and 1.3% decrease in new issued applications in the third quarter and first nine months of 2019,

respectively, compared to the same periods of 2018, primarily due to lower advertising spend.

•	1.0 point and 0.3 point decrease in the renewal ratio in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.

•
3.8% and 3.0% increase in average premium in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to rate changes approved and changes in business mix.

Homeowners premium measures and statistics
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
PIF (thousands)	104	92	104	92
New issued applications (thousands)	9	9	23	26
Average premium (12-month policy)	$1,082	$984	$1,057	$982
Renewal ratio (%) (1)	84.1	85.9	84.8	85.6
Approved rate changes (2):
Number of locations (3)	1	—	5	5
Total brand (%) (4)	—	—	4.7	1.7
Location specific (%) (4)	(3.0)	—	17.1	6.4

(1)
Esurance’s renewal ratios exclude the impact of risk related cancellations. Customers can enter into a policy without a physical inspection. During the underwriting review period, a number of policies may be canceled if upon inspection the condition is unsatisfactory.

(2)	Includes rate changes approved based on our net cost of reinsurance.

(3)	Esurance brand operates in 31 states.

(4)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled zero and $5 million in the three and nine months ended September 30, 2019, respectively, compared to zero and $1 million in the three and nine months ended September 30, 2018, respectively.

74 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Homeowners insurance premiums written totaled $35 million in the third quarter of 2019, a 16.7% increase from $30 million in the third quarter of 2018, and $92 million in the first nine months of 2019, a 17.9% increase from $78 million in the first nine months of 2018. Factors impacting premiums written were:

•	13.0% or 12 thousand increase in PIF as of September 30, 2019 compared to September 30, 2018.

•
10.0% and 7.6% increase in average premium in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to approved rate changes. As of September 30, 2019, Esurance continues to write homeowners insurance in 31 states with lower hurricane risk, contributing to lower average premium compared to the industry.

•	1.8 point and 0.8 point decrease in the renewal ratio in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.

•
No change in new issued applications in the third quarter of 2019 compared to the same period in 2018. 11.5% decrease in new issued applications in the first nine months of 2019 compared to the same period of 2018.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended September 30,
Auto	81.1	76.0	20.7	25.1	101.8	101.1
Homeowners	71.4	90.9	25.0	36.4	96.4	127.3
Total	80.3	76.4	20.8	25.7	101.1	102.1

Nine months ended September 30,
Auto	78.8	75.8	21.3	24.1	100.1	99.9
Homeowners	82.5	92.2	25.0	35.9	107.5	128.1
Total	78.9	76.5	21.5	24.7	100.4	101.2

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended September 30,
Auto	81.1	76.0	1.8	1.8	—	—	(0.2)	—
Homeowners	71.4	90.9	25.0	27.3	—	4.5	—	4.5
Total	80.3	76.4	3.0	2.9	—	—	(0.2)	0.2

Nine months ended September 30,
Auto	78.8	75.8	1.5	1.9	0.2	—	—	—
Homeowners	82.5	92.2	31.3	32.8	—	1.6	1.3	3.2
Total	78.9	76.5	3.0	3.4	0.2	—	—	0.1
Auto loss ratio increased 5.1 points and 3.0 points in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to higher claim severity and to a lesser extent higher frequency, partially offset by higher premiums earned.
Homeowners loss ratio decreased 19.5 points and 9.7 points in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to lower frequency and higher premiums earned, partially offset by higher claim severity.

Third Quarter 2019 Form 10-Q 75

Segment Results Allstate Protection: Esurance brand

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Amortization of DAC	2.1	2.1	2.2	2.2
Advertising expense	8.0	10.6	7.8	9.2
Amortization of purchased intangibles	—	0.2	0.1	0.1
Other costs and expenses (1)	10.7	12.8	11.4	13.0
Restructuring and related charges	—	—	—	0.2
Total expense ratio	20.8	25.7	21.5	24.7

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 4.9 points and 3.2 points in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018. Other costs and expenses, including sales personnel and other underwriting costs related to customer acquisition, were 2.1 points and 1.6 points lower in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018 reflecting continued implementation of digital self-service capabilities and premium growth.

Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. The Esurance advertising expense ratio decreased 2.6 points and 1.4 points in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to initial costs associated with a new marketing campaign launched during the third quarter of 2018.

76 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Premiums written	$278	$271	$780	$769
Premiums earned	$257	$254	$764	$767
Other revenue	2	1	4	4
Claims and claims expense	(193)	(162)	(534)	(493)
Amortization of DAC	(48)	(47)	(144)	(143)
Other costs and expenses	(32)	(34)	(97)	(107)
Restructuring and related charges	(1)	(1)	(3)	(6)
Underwriting (loss) income	$(15)	$11	$(10)	$22
Catastrophe losses	$47	$23	$103	$92

Underwriting income (loss) by line of business
Auto	$1	$8	$6	$22
Homeowners	(13)	(3)	(15)	(9)
Other personal lines	(3)	6	(1)	9
Underwriting (loss) income	$(15)	$11	$(10)	$22

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Underwriting income (loss) - prior period	$11	$26	$22	$(16)
Changes in underwriting loss from:
Increase (decrease) premiums earned	3	(15)	(3)	(59)
Increase (decrease) other revenue	1	—	—	—
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(3)	5	(23)	48
Catastrophe losses, excluding reserve reestimates	(24)	(9)	(13)	51
Catastrophe reserve reestimates	—	(2)	2	(12)
Non-catastrophe reserve reestimates	(4)	3	(7)	10
Losses subtotal	(31)	(3)	(41)	97
(Increase) decrease expenses	1	3	12	—
Underwriting (loss) income	$(15)	$11	$(10)	$22

(1)	The 2019 column presents changes in 2019 compared to 2018. The 2018 column presents changes in 2018 compared to 2017.
Underwriting loss was $15 million in the third quarter of 2019 compared to underwriting income of $11 million in the third quarter of 2018, primarily due to higher catastrophe losses. Underwriting loss was $10 million in the first nine months of 2019, compared to underwriting income of $22 million in the first nine months of 2018, primarily due to higher auto claim severity and higher catastrophe losses, partially offset by lower operating expenses.

Third Quarter 2019 Form 10-Q 77

Segment Results Allstate Protection: Encompass brand

Premiums written and earned by line of business
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Premiums written
Auto	$147	$143	$413	$407
Homeowners	110	106	307	300
Other personal lines	21	22	60	62
Total	$278	$271	$780	$769
Premiums earned
Auto	$136	$133	$405	$402
Homeowners	101	100	299	301
Other personal lines	20	21	60	64
Total	$257	$254	$764	$767

Auto premium measures and statistics
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
PIF (thousands)	496	504	496	504
New issued applications (thousands)	21	21	63	57
Average premium (12-month policy)	$1,137	$1,115	$1,134	$1,112
Renewal ratio (%)	78.9	76.4	78.3	74.1
Approved rate changes (1):
Number of locations (2)	6	7	9	14
Total brand (%) (3) (5)	0.3	0.6	0.8	1.9
Location specific (%) (4) (5)	2.4	4.6	3.7	5.9

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

(5)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for auto totaled $2 million and $4 million in the three and nine months ended September 30, 2019, respectively, compared to $3 million and $10 million in the three and nine months ended September 30, 2018, respectively.

Auto insurance premiums written totaled $147 million in the third quarter of 2019, a 2.8% increase from $143 million in the third quarter of 2018, and $413 million in the first nine months of 2019, a 1.5% increase from $407 million in the first nine months of 2018, with the top 10 states representing approximately 70% of premiums written. Growth continues to be driven by increases in average premiums, offset by lower PIF. Factors impacting premiums written were:

•	1.6% or 8 thousand decrease in PIF as of September 30, 2019 compared to September 30, 2018.

•	2.5 point and 4.2 point increase in the renewal ratio in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.

•	10.5% increase in new issued applications in the first nine months of 2019 compared to the same period of 2018.

•	2.0% increase in average premium in both the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to rate changes over the past 12 months.

78 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Homeowners premium measure and statistics
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
PIF (thousands)	235	240	235	240
New issued applications (thousands)	12	10	33	28
Average premium (12-month policy)	$1,807	$1,730	$1,787	$1,710
Renewal ratio (%)	83.0	80.9	82.6	79.5
Approved rate changes (1):
Number of locations (2)	11	11	21	19
Total brand (%) (3)	3.5	2.7	6.3	3.5
Location specific (%) (3)	9.4	7.8	9.2	7.5
(1) Includes rate changes approved based on our net cost of reinsurance.

(2)	Encompass brand operates in 40 states and the District of Columbia.

(3)
Based on historical premiums written in the locations noted above, the annual impact of rate changes approved for homeowners totaled $14 million and $26 million in the three and nine months ended September 30, 2019, respectively, compared to $12 million and $15 million in the three and nine months ended September 30, 2018, respectively.

Homeowners insurance premiums written totaled $110 million in the third quarter of 2019, a 3.8% increase from $106 million in the third quarter of 2018, and $307 million in the first nine months of 2019, a 2.3% increase from $300 million in the first nine months of 2018, with the top 10 states representing approximately 70% of premiums written. Factors impacting premiums written were:

•	2.1% or 5 thousand decrease in PIF as of September 30, 2019 compared to September 30, 2018.

•	2.1 point and 3.1 point increase in the renewal ratio in the third quarter and first nine months of 2019,

respectively, compared to the same periods of 2018.

•	20.0% and 17.9% increase in new issued applications in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.

•	4.5% increase in average premium in both the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to rate changes over the past 12 months.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2019	2018	2019	2018	2019	2018
Three months ended September 30,
Auto	69.1	62.4	30.2	31.6	99.3	94.0
Homeowners	81.2	70.0	31.7	31.9	112.9	101.9
Other personal lines	85.0	42.8	30.0	28.6	115.0	71.4
Total	75.1	63.8	30.7	31.9	105.8	95.7

Nine months ended September 30,
Auto	67.2	62.2	31.3	32.3	98.5	94.5
Homeowners	73.6	69.8	31.4	32.8	105.0	102.6
Other personal lines	70.0	51.5	31.7	34.4	101.7	85.9
Total	69.9	64.3	31.4	32.8	101.3	97.1

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Third Quarter 2019 Form 10-Q 79

Segment Results Allstate Protection: Encompass brand

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended September 30,
Auto	69.1	62.4	2.9	1.5	(0.7)	(1.5)	—	(0.8)
Homeowners	81.2	70.0	40.6	20.0	3.0	3.0	3.0	3.0
Other personal lines	85.0	42.8	10.0	4.8	(5.0)	(19.1)	(5.0)	—
Total	75.1	63.8	18.3	9.1	0.4	(1.2)	0.8	0.8

Nine months ended September 30,
Auto	67.2	62.2	2.5	1.7	(2.5)	(0.7)	—	(0.2)
Homeowners	73.6	69.8	29.4	26.6	5.1	3.7	3.7	4.0
Other personal lines	70.0	51.5	8.3	7.8	(3.3)	(15.6)	(1.7)	1.6
Total	69.9	64.3	13.5	12.0	0.4	(0.3)	1.3	1.6
Auto loss ratio increased 6.7 points and 5.0 points in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to increased claim severity and higher catastrophe losses, partially offset by favorable prior year reserve reestimates.
Homeowners loss ratio increased 11.2 points and 3.8 points in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to higher catastrophe losses and unfavorable prior year reserve reestimates, partially offset by lower non-catastrophe losses driven by favorable claim frequency.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Amortization of DAC	18.7	18.5	18.8	18.7
Advertising expense	—	—	0.1	0.1
Other costs and expenses (1)	11.6	13.0	12.1	13.2
Restructuring and related charges	0.4	0.4	0.4	0.8
Total expense ratio	30.7	31.9	31.4	32.8

(1)	Other revenue is deducted from other costs and expenses in the expense ratio calculation.
Expense ratio decreased 1.2 points and 1.4 points in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to lower technology and operating expenses.

80 www.allstate.com

Discontinued Lines and Coverages Segment Results

Discontinued Lines and Coverages Segment

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Claims and claims expense	$(98)	$(80)	$(103)	$(85)
Operating costs and expenses	(1)	—	(2)	(1)
Underwriting loss	$(99)	$(80)	$(105)	$(86)
Underwriting loss totaled $99 million and $105 million in the third quarter and first nine months of 2019, respectively, compared to $80 million and $86 million in the third quarter and first nine months of 2018, respectively.

Claims and claims expense
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Asbestos claims	$28	$44	$28	$44
Environmental claims	36	20	36	20
Other discontinued lines	34	16	39	21
Total	$98	$80	$103	$85
Our 2019 annual reserve review, using established industry and actuarial best practices, resulted in unfavorable reestimates of $95 million, including $28 million for asbestos exposures, primarily related to new reported information and settlement agreements, including bankruptcy proceedings; $36 million for environmental exposures primarily related to the reporting of additional clean-up sites; $37 million for other exposures based on new reported information, partially offset by a $6 million decrease in the allowance for future uncollectible reinsurance. Our 2018 annual reserve review, resulted in unfavorable reestimates of $76 million, including $44 million for asbestos exposures, $20 million for environmental exposures and $13 million for other exposures, partially offset by a $1 million decrease in the allowance for future uncollectible reinsurance.

The allowance for uncollectible reinsurance recoverables was $59 million and $65 million as of September 30, 2019 and December 31, 2018, respectively. The allowance represents 10.9% and 11.8% of the related reinsurance recoverable balances as of September 30, 2019 and December 31, 2018, respectively.
We believe that our reserves are appropriately established based on available facts, technology, laws, regulations, and assessments of other pertinent factors and characteristics of exposure (e.g., claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. However, as we progress with the resolution of disputed claims in the courts and arbitrations and with negotiations and settlements, our reported losses may be more variable.

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	September 30, 2019	December 31, 2018
Asbestos claims
Gross reserves	$1,227	$1,266
Reinsurance	(387)	(400)
Net reserves	840	866
Environmental claims
Gross reserves	230	209
Reinsurance	(42)	(39)
Net reserves	188	170
Other discontinued lines
Gross reserves	425	389
Reinsurance	(47)	(34)
Net reserves	378	355
Total
Gross reserves	1,882	1,864
Reinsurance	(476)	(473)
Net reserves	$1,406	$1,391

Third Quarter 2019 Form 10-Q 81

Segment Results Discontinued Lines and Coverages

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	September 30, 2019	December 31, 2018
Direct excess commercial insurance
Gross reserves (1)	$998	$973
Reinsurance (2)	(358)	(355)
Net reserves	640	618
Assumed reinsurance coverage
Gross reserves (3)	623	625
Reinsurance (4)	(55)	(53)
Net reserves	568	572
Direct primary commercial insurance
Gross reserves (5)	167	171
Reinsurance (6)	(49)	(48)
Net reserves	118	123
Other run-off business
Gross reserves	16	19
Reinsurance	(13)	(16)
Net reserves	3	3
Unallocated loss adjustment expenses
Gross reserves	78	76
Reinsurance	(1)	(1)
Net reserves	77	75
Total
Gross reserves	1,882	1,864
Reinsurance	(476)	(473)
Net reserves	$1,406	$1,391
(1) Gross reserves as of September 30, 2019, comprised 66% case reserves and 34% incurred but not reported (“IBNR”) reserves. Approximately 72% of the total gross case reserves are subject to settlement agreements. In the first nine months of 2019, total gross payments from case reserves were $71 million with approximately 79% attributable to settlement agreements.  Reserves as of December 31, 2018, comprised 67% case reserves and 33% IBNR reserves.
(2) Ceded reserves as of September 30, 2019, comprised 75% case reserves and 25% IBNR reserves. Approximately 79% of the total ceded case reserves are subject to settlement agreements. In the first nine months of 2019, reinsurance billings of ceded case reserves were $28 million with approximately 83% attributable to settlement agreements.  Reserves as of December 31, 2018, comprised 78% case reserves and 22% IBNR reserves.
(3) Gross reserves as of September 30, 2019, comprised 34% case reserves and 66% IBNR reserves. In the first nine months of 2019, total gross payments from case reserves were $25 million. Reserves as of December 31, 2018, comprised 34% case reserves and 66% IBNR reserves.
(4) Ceded reserves as of September 30, 2019, comprised 36% case reserves and 64% IBNR reserves. In the first nine months of 2019, reinsurance billings of ceded case reserves were $1 million. Reserves as of December 31, 2018, comprised 37% case reserves and 63% IBNR reserves.
(5) Gross reserves as of September 30, 2019, comprised 55% case reserves and 45% IBNR reserves. In the first nine months of 2019, total gross payments from case reserves were $12 million. Reserves as of December 31, 2018, comprised 58% case reserves and 42% IBNR reserves.
(6) Ceded reserves as of September 30, 2019, comprised 77% case reserves and 23% IBNR reserves. In the first nine months of 2019, reinsurance billings of ceded case reserves were $1 million. Reserves as of December 31, 2018, comprised 78% case reserves and 22% IBNR reserves.
Total net reserves were $1.41 billion, including $689 million or 49% of estimated IBNR reserves as of September 30, 2019 compared to total net reserves of $1.39 billion, including $693 million or 50% of estimated IBNR reserves as of December 31, 2018.
Total gross payments were $27 million and $112 million for the third quarter and first nine months of 2019, respectively, primarily related to payments on settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $12 million and $38 million for the third quarter and first nine months of 2019, respectively.

82 www.allstate.com

Service Businesses Segment Results

Service Businesses Segment

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Premiums written	$364	$358	$1,082	$942

Revenues
Premiums	$312	$275	$912	$813
Other revenue	47	16	142	48
Intersegment insurance premiums and service fees (1)	44	31	110	89
Net investment income	11	7	30	18
Realized capital gains and losses	4	—	21	(6)
Total revenues	418	329	1,215	962

Costs and expenses
Claims and claims expense	(93)	(90)	(271)	(272)
Amortization of DAC	(139)	(118)	(400)	(341)
Operating costs and expenses	(171)	(124)	(480)	(357)
Restructuring and related charges	(1)	—	—	(1)
Amortization of purchased intangibles	(31)	(20)	(93)	(61)
Impairment of purchased intangibles	—	—	(55)	—
Total costs and expenses	(435)	(352)	(1,299)	(1,032)

Income tax benefit	4	3	19	13
Net loss applicable to common shareholders	$(13)	$(20)	$(65)	$(57)

Adjusted net income	$8	$1	$35	$—
Realized capital gains and losses, after-tax	4	(1)	17	(5)
Amortization of purchased intangibles, after-tax	(25)	(16)	(74)	(48)
Impairment of purchased intangibles, after-tax	—	—	(43)	—
Tax Legislation expense	—	(4)	—	(4)
Net loss applicable to common shareholders	$(13)	$(20)	$(65)	$(57)

Allstate Protection Plans (2)	$15	$7	$48	$14
Allstate Dealer Services	6	3	19	10
Arity	(1)	(4)	(4)	(10)
Allstate Identity Protection (3)	(7)	—	(14)	—
Allstate Roadside Services	(5)	(5)	(14)	(14)
Adjusted net income	$8	$1	$35	$—

Allstate Protection Plans			89,783	52,151
Allstate Dealer Services			4,224	4,402
Allstate Identity Protection			1,318	—
Allstate Roadside Services			617	671
Policies in force as of September 30 (in thousands)			95,942	57,224

(1)	Primarily related to Arity and Allstate Roadside Services and are eliminated in our condensed consolidated financial statements.

(2)	SquareTrade, which sells consumer protection plans using the Allstate Protection Plans name in the U.S., acquired PlumChoice on November 30, 2018 and iCracked on February 12, 2019.

(3)	InfoArmor, which sells identity protection plans using the Allstate Identity Protection name, was acquired on October 5, 2018.
Net loss applicable to common shareholders was $13 million in the third quarter of 2019 compared to $20 million in the third quarter of 2018 and $65 million in the first nine months of 2019 compared to $57 million in the first nine months of 2018. The nine months ended September 30, 2019 included a $55 million intangible asset impairment in the second quarter related to the change in trade name from SquareTrade to Allstate Protection Plans.
Adjusted net income was $8 million in the third quarter of 2019 compared to $1 million in the third quarter of 2018. Adjusted net income was $35 million in the first nine months of 2019 compared to zero in

Third Quarter 2019 Form 10-Q 83

Segment Results Service Businesses

the first nine months of 2018. The improvement in both periods was primarily due to growth of Allstate Protection Plans and favorable loss experience of both Allstate Protection Plans and Allstate Dealer Services, partially offset by higher operating expenses related to investing in growth of Allstate Protection Plans and Allstate Identity Protection and integrating the Allstate Identity Protection business.
Total revenues increased 27.1% to $418 million in the third quarter of 2019 from $329 million in the third quarter of 2018 and 26.3% to $1.22 billion in the first nine months of 2019 from $962 million in the first nine months of 2018. The increase in both periods was primarily due to Allstate Protection Plans’ growth through its U.S. retail and international distribution partners and the acquisitions of Allstate Identity Protection, PlumChoice and iCracked, partially offset by declines in Allstate Roadside Services wholesale and retail business.
Premiums written increased 1.7% or $6 million to $364 million in the third quarter of 2019 from $358 million in the third quarter of 2018 due to increased premiums written by Allstate Dealer Services, partially offset by decreases in Allstate Protection Plans as new business did not offset retailer losses earlier in the year. Premiums written increased 14.9% or $140 million to $1.08 billion in the first nine months of 2019 from $942 million in the first nine months of 2018 due to growth at Allstate Protection Plans and increased premiums written by Allstate Dealer Services, partially offset by declines in Allstate Roadside Services wholesale and retail business.
PIF of 95.9 million as of September 30, 2019, increased by 67.7% compared to 57.2 million as of September 30, 2018, due to continued growth at Allstate Protection Plans.
Intersegment premiums and service fees increased by 41.9% or $13 million to $44 million in third quarter 2019 from $31 million in third quarter 2018 and 23.6% or $21 million to $110 million in the first nine months of 2019 from $89 million in the first nine months of 2018. The increase in both periods was primarily due to increased auto connections and device sales through Arity’s device and mobile data collection services.
Other revenue increased by $31 million to $47 million in third quarter 2019 from $16 million in third quarter 2018 and $94 million to $142 million in the first nine months of 2019 from $48 million in the first nine months of 2018, due to the acquisition of Allstate Identity Protection and Allstate Protection Plans’ acquisitions of PlumChoice and iCracked. All of the revenue from these acquired businesses is reported as other revenue. See Note 3 of the condensed consolidated financial statements for further details.
Claims and claims expense increased 3.3% to $93 million in third quarter 2019 compared to $90 million in third quarter 2018, primarily due to business growth at Allstate Protection Plans. Claims and claims expense decreased 0.4% to $271 million in the first nine months of 2019 compared to $272 million in the first nine months of 2018, primarily due to improved loss experience at Allstate Protection Plans and Allstate

Dealer Services, partially offset by business growth at both of these businesses.
Amortization of DAC increased 17.8% or $21 million to $139 million in the third quarter of 2019 from $118 million in the third quarter of 2018 and 17.3% or $59 million to $400 million in the first nine months of 2019 compared to $341 million in the first nine months of 2018. The increase in both periods is in line with the growth experienced at Allstate Protection Plans and Allstate Dealer Services.
Operating costs and expenses increased 37.9% or $47 million to $171 million in the third quarter of 2019 from $124 million in the third quarter of 2018 and 34.5% or $123 million to $480 million in the first nine months of 2019 compared to $357 million in the first nine months of 2018. The increase in both periods was primarily due to the acquisitions of Allstate Identity Protection, PlumChoice and iCracked, product development costs, investments in growing the business at Allstate Protection Plans and Allstate Identity Protection and integrating the Allstate Identity Protection business. Allstate Protection Plans is investing in specific growth initiatives, which will increase operating costs and expenses during fourth quarter 2019.
Amortization and impairment of purchased intangibles relates to the acquisitions of Allstate Protection Plans in 2017 and Allstate Identity Protection in 2018. We recognized $486 million and $257 million of intangible assets subject to amortization for Allstate Protection Plans and Allstate Identity Protection, respectively. We recorded amortization expense of $31 million and $93 million in the third quarter and first nine months of 2019, respectively, compared to $20 million and $61 million in the third quarter and first nine months of 2018, respectively.
During the second quarter of 2019, we made the decision to phase-out the use of the SquareTrade trade name in the United States and sell consumer protection plans under the Allstate Protection Plans name. The SquareTrade trade name will continue to be used outside of the United States. This change required an impairment evaluation of the intangible asset recognized for SquareTrade’s trade name that was recorded when SquareTrade was acquired in 2017. As a result, the Company recognized impairment of $55 million during the second quarter of 2019.

84 www.allstate.com

Allstate Life Segment Results

Allstate Life Segment

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Premiums and contract charges	$331	$322	$1,001	$975
Other revenue	31	30	91	84
Net investment income	128	128	380	380
Realized capital gains and losses	5	(3)	1	(9)
Total revenues	495	477	1,473	1,430

Costs and expenses
Contract benefits	(202)	(193)	(632)	(593)
Interest credited to contractholder funds	(85)	(72)	(227)	(213)
Amortization of DAC	(84)	(38)	(141)	(106)
Operating costs and expenses	(77)	(88)	(259)	(257)
Restructuring and related charges	—	(1)	(1)	(3)
Total costs and expenses	(448)	(392)	(1,260)	(1,172)

Income tax expense	(7)	(30)	(39)	(61)
Net income applicable to common shareholders	$40	$55	$174	$197

Adjusted net income	$44	$75	$185	$226
Realized capital gains and losses, after-tax	4	(3)	—	(7)
Valuation changes on embedded derivatives not hedged, after-tax	(9)	—	(9)	—
DAC and DSI amortization related to realized capital gains and losses, after-tax	1	(1)	(2)	(6)
Tax Legislation (expense) benefit	—	(16)	—	(16)
Net income applicable to common shareholders	$40	$55	$174	$197

Reserve for life-contingent contract benefits as of September 30			$2,718	$2,672

Contractholder funds as of September 30			$7,733	$7,650

Policies in force as of September 30 by distribution channel (in thousands)
Allstate agencies			1,818	1,820
Closed channels			185	198
Total			2,003	2,018
Net income applicable to common shareholders was $40 million in the third quarter of 2019 compared to $55 million in the third quarter of 2018 and was $174 million in the first nine months of 2019 compared to $197 million in the first nine months of 2018.
Adjusted net income was $44 million in the third quarter of 2019 compared to $75 million in the third quarter of 2018, primarily due to higher amortization of DAC related to our annual review of assumptions, partially offset by lower operating costs and expenses and higher premiums. Adjusted net income was $185 million in the first nine months of 2019 compared to $226 million in the first nine months of 2018, primarily due to higher contract benefits and amortization of DAC, partially offset by higher premiums and other revenue.
Premiums and contract charges increased 2.8% or $9 million in the third quarter of 2019 and 2.7% or $26 million in the first nine months of 2019 compared to the same periods of 2018. The increase in both periods primarily relates to growth in traditional life insurance as well as lower reinsurance premiums ceded.

Third Quarter 2019 Form 10-Q 85

Segment Results Allstate Life

Premiums and contract charges by product
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Traditional life insurance premiums	$155	$149	$465	$443
Accident and health insurance premiums	—	—	1	1
Interest-sensitive life insurance contract charges	176	173	535	531
Premiums and contract charges (1)	$331	$322	$1,001	$975

(1)
Contract charges related to the cost of insurance totaled $123 million and $119 million for the third quarter of 2019 and 2018, respectively, and $375 million and $366 million for the first nine months of 2019 and 2018, respectively.

Other revenue increased 3.3% or $1 million in the third quarter of 2019 and 8.3% or $7 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to higher gross dealer concessions earned on Allstate agencies’ sales of non-proprietary fixed annuities, mutual funds and variable annuities.
Contract benefits increased 4.7% or $9 million in the third quarter of 2019 and 6.6% or $39 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to higher claim experience on interest-sensitive life insurance, partially offset by a favorable change associated with the annual review of assumptions.
Our annual review of assumptions in third quarter 2019 resulted in a $5 million decrease in reserves primarily for secondary guarantees on interest-sensitive life insurance due to utilizing more refined policy level information and assumptions. In third quarter 2018, the review resulted in a $1 million increase in reserves due to higher than anticipated policyholder persistency.
Benefit spread reflects our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread increased 1.3% to $76 million in the third quarter of

2019 compared to $75 million in the third quarter of 2018, primarily due to growth in traditional life premiums and a favorable change in reserves associated with the annual review of assumptions, partially offset by higher claim experience on interest-sensitive life insurance. Benefit spread decreased 3.7% to $209 million in the first nine months of 2019 compared to $217 million in the first nine months of 2018, primarily due to higher claim experience on interest-sensitive life insurance, partially offset by growth in traditional life premiums.
Interest credited to contractholder funds increased 18.1% or $13 million in the third quarter of 2019 and 6.6% or $14 million in the first nine months of 2019 compared to the same periods of 2018. Valuation changes on derivatives embedded in equity-indexed universal life contracts that are not hedged increased interest credited to contractholder funds by $12 million in both the third quarter and first nine months of 2019 compared to zero in the same periods of 2018.
Investment spread reflects the difference between net investment income and interest credited to contractholder funds (“investment spread”) and is used to analyze the impact of net investment income and interest credited to contractholder funds on net income.

Investment spread
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Investment spread before valuation changes on embedded derivatives not hedged	$55	$56	$165	$167
Valuation changes on derivatives embedded in equity-indexed universal life contracts that are not hedged	(12)	—	(12)	—
Total investment spread	$43	$56	$153	$167
Investment spread before valuation changes on embedded derivatives not hedged decreased 1.8% to $55 million in the third quarter of 2019 compared to $56 million in the third quarter of 2018 and 1.2% to $165 million in the first nine months of 2019 compared to $167 million in the first nine months of 2018.

Amortization of DAC increased $46 million and $35 million in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to higher amortization acceleration for changes in assumptions, partially offset by lower gross profits on interest-sensitive life insurance.

86 www.allstate.com

Allstate Life Segment Results

Components of amortization of DAC
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged, and changes in assumptions	$27	$31	$80	$93
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	(1)	2	3	8
Amortization acceleration for changes in assumptions (‘‘DAC unlocking’’)	58	5	58	5
Total amortization of DAC	$84	$38	$141	$106

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life contracts covers assumptions for mortality, persistency, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges. An assessment is made of future projections to ensure the reported DAC balances reflect current expectations.
In third quarter 2019, the review resulted in an acceleration of DAC amortization (decrease to income) of $58 million compared to an acceleration of DAC amortization of $5 million in the prior year period.

Effect on DAC amortization of changes in assumptions relating to gross profit components
	Nine months ended September 30,
($ in millions)	2019	2018
Investment margin	$20	$11
Benefit margin	38	(7)
Expense margin	—	1
Net acceleration	$58	$5
In 2019, DAC amortization acceleration for changes in the investment margin component of estimated gross profits was due to lower projected future interest rates and investment returns compared to our previous expectations. The acceleration related to benefit margin was due to decreased projected interest rates that result in lower projected policyholder account values which increases benefits on guaranteed products and more refined policy level information and assumptions. Less than 10% of the interest-sensitive life DAC balance relates to policies with secondary guarantees similar to those that contributed to the DAC amortization acceleration.
In 2018, DAC amortization acceleration for changes in the investment margin component of estimated gross profits was due to lower projected investment returns. The deceleration related to benefit margin was due to a decrease in projected mortality.
Operating costs and expenses decreased 12.5% or $11 million in the third quarter of 2019 compared to the third quarter of 2018, primarily due to a reduction in loss contingency expense related to reinsurance as well as lower technology, employee-related and marketing expenses. Operating costs and expenses increased 0.8% or $2 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to higher commissions on non-proprietary product sales, partially offset by lower employee-related expenses.

Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
($ in millions)	September 30, 2019	December 31, 2018
Traditional life insurance	$2,592	$2,539
Accident and health insurance	126	138
Reserve for life-contingent contract benefits	$2,718	$2,677
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Third Quarter 2019 Form 10-Q 87

Segment Results Allstate Life

Change in contractholder funds
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Contractholder funds, beginning balance	$7,711	$7,630	$7,656	$7,608

Deposits	236	237	712	715

Interest credited	83	71	225	212

Benefits, withdrawals and other adjustments
Benefits	(60)	(59)	(184)	(174)
Surrenders and partial withdrawals	(65)	(64)	(198)	(196)
Contract charges	(176)	(176)	(526)	(527)
Net transfers from separate accounts	2	1	8	5
Other adjustments (1)	2	10	40	7
Total benefits, withdrawals and other adjustments	(297)	(288)	(860)	(885)
Contractholder funds, ending balance	$7,733	$7,650	$7,733	$7,650

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

88 www.allstate.com

Allstate Benefits Segment Results

Allstate Benefits Segment

Summarized financial information
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Revenues
Premiums and contract charges	$291	$285	$863	$854
Net investment income	21	19	61	57
Realized capital gains and losses	2	2	8	—
Total revenues	314	306	932	911

Costs and expenses
Contract benefits	(161)	(159)	(449)	(451)
Interest credited to contractholder funds	(9)	(8)	(26)	(25)
Amortization of DAC	(33)	(26)	(111)	(103)
Operating costs and expenses	(69)	(68)	(211)	(207)
Total costs and expenses	(272)	(261)	(797)	(786)

Income tax expense	(9)	(10)	(29)	(27)
Net income applicable to common shareholders	$33	$35	$106	$98

Adjusted net income	$31	$33	$99	$98
Realized capital gains and losses, after-tax	2	2	7	—
Net income applicable to common shareholders	$33	$35	$106	$98

Benefit ratio (1)	55.3	55.8	52.0	52.8

Operating expense ratio (2)	23.7	23.9	24.4	24.2

Reserve for life-contingent contract benefits as of September 30			$1,033	$1,007

Contractholder funds as of September 30			$912	$902

Policies in force as of September 30 (in thousands)			4,287	4,241

(1)	Benefit ratio is calculated as contract benefits divided by premiums and contract charges.

(2)	Operating expense ratio is calculated as operating costs and expenses divided by premiums and contract charges.
Net income applicable to common shareholders was $33 million in the third quarter of 2019 compared to $35 million in the third quarter of 2018 and was $106 million in the first nine months of 2019 compared to $98 million in the first nine months of 2018.
Adjusted net income was $31 million in the third quarter of 2019 compared to $33 million in the third quarter of 2018, primarily due to higher DAC amortization related to our annual review of assumptions, partially offset by higher premiums. Adjusted net income was $99 million in the first nine months of 2019 compared to $98 million in the first nine months of 2018, primarily due to higher premiums, partially offset by higher DAC amortization.
Premiums and contract charges increased 2.1% or $6 million in the third quarter of 2019 and 1.1% or $9 million in the first nine months of 2019 compared to the same periods of 2018. The increase in both periods primarily related to growth in critical illness, life and hospital indemnity (included in other health) products.

Third Quarter 2019 Form 10-Q 89

Segment Results Allstate Benefits

Premiums and contract charges by product
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Life	$41	$39	$117	$115
Accident	76	75	226	224
Critical illness	121	119	363	359
Short-term disability	27	27	80	81
Other health	26	25	77	75
Premiums and contract charges	$291	$285	$863	$854
Contract benefits increased 1.3% or $2 million in the third quarter of 2019 compared to the third quarter of 2018, primarily due to higher claim experience on critical illness and disability products, partially offset by favorable mortality experience on life products. Contract benefits decreased 0.4% or $2 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to favorable mortality experience on life products, partially offset by higher claim experience on critical illness and disability products.
Benefit ratio decreased to 55.3 and 52.0 in the third quarter and the first nine months of 2019, respectively, compared to 55.8 and 52.8 in the same periods of 2018, primarily due to favorable mortality experience on life products, partially offset by higher claim experience on disability products.

Amortization of DAC increased 26.9% or $7 million in the third quarter of 2019 and 7.8% or $8 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to an unfavorable adjustment associated with our annual review of assumptions. Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life contracts resulted in an acceleration of DAC amortization (decrease to income) of $2 million in third quarter 2019 compared to a $4 million deceleration (increase to income) in third quarter 2018. The acceleration in third quarter 2019 primarily relates to lower projected investment returns, partially offset by favorable projected persistency. The deceleration in third quarter 2018 primarily relates to favorable projected mortality.

Operating costs and expenses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Non-deferrable commissions	$26	$27	$78	$81
General and administrative expenses	43	41	133	126
Total operating costs and expenses	$69	$68	$211	$207
Operating costs and expenses increased 1.5% or $1 million in the third quarter of 2019 and 1.9% or $4 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to higher technology and employee-related costs.
Analysis of reserves

Reserve for life-contingent contract benefits
($ in millions)	September 30, 2019	December 31, 2018
Traditional life insurance	$279	$269
Accident and health insurance	754	738
Reserve for life-contingent contract benefits	$1,033	$1,007

90 www.allstate.com

Allstate Annuities Segment Results

Allstate Annuities Segment

Summarized financial information
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Revenues
Contract charges	$3	$5	$10	$11
Net investment income	251	260	737	843
Realized capital gains and losses	20	51	224	28
Total revenues	274	316	971	882

Costs and expenses
Contract benefits	(150)	(146)	(440)	(441)
Interest credited to contractholder funds	(75)	(83)	(234)	(251)
Amortization of DAC	(2)	(2)	(5)	(5)
Operating costs and expenses	(7)	(7)	(22)	(25)
Total costs and expenses	(234)	(238)	(701)	(722)

Gain on disposition of operations	—	1	3	4
Income tax (expense) benefit	(9)	52	(57)	34
Net income applicable to common shareholders	$31	$131	$216	$198

Adjusted net income	$16	$20	$43	$99
Realized capital gains and losses, after-tax	16	40	177	22
Valuation changes on embedded derivatives not hedged, after-tax	(1)	1	(6)	5
Gain on disposition of operations, after-tax	—	1	2	3
Tax legislation benefit	—	69	—	69
Net income applicable to common shareholders	$31	$131	$216	$198

Reserve for life-contingent contract benefits as of September 30			$8,627	$8,535

Contractholder funds as of September 30			$9,159	$10,098

Policies in force as of September 30 (in thousands)
Deferred annuities			117	130
Immediate annuities			80	85
Total			197	215
Net income applicable to common shareholders was $31 million in the third quarter of 2019 compared to $131 million in the third quarter of 2018 and was $216 million in the first nine months of 2019 compared to $198 million in the first nine months of 2018.
Adjusted net income was $16 million in the third quarter of 2019 compared to $20 million in the third quarter of 2018, primarily due to higher contract benefits and lower net investment income, partially offset by lower interest credited to contractholder funds. Adjusted net income was $43 million in the first nine months of 2019 compared to $99 million in the first nine months of 2018, primarily due to lower net investment income, partially offset by lower interest credited to contractholder funds.
Net investment income decreased 3.5% or $9 million in the third quarter of 2019 compared to the third quarter of 2018 and 12.6% or $106 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to lower performance-based investment results, mainly from limited partnership interests, and lower average investment balances.

Net realized capital gains in both the third quarter of 2019 and the first nine months of 2019 primarily related to increased valuation of equity investments and gains on sales of fixed income securities.
Contract benefits increased 2.7% or $4 million in the third quarter of 2019 compared to the third quarter of 2018, primarily due to worse immediate annuity mortality experience. Contract benefits decreased 0.2% or $1 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to lower implied interest on immediate annuities with life contingencies, partially offset by worse immediate annuity mortality experience.
Our annual review of assumptions resulted in no adjustment to reserves for guaranteed benefits in third quarter 2019. In third quarter 2018, the review resulted in a $2 million increase in reserves primarily for guaranteed withdrawal benefits on equity-indexed annuities due to higher projected guaranteed benefits.
We periodically review the adequacy of reserves for immediate annuities with life contingencies using actual experience and current assumptions. In the event actual experience and current assumptions are

Third Quarter 2019 Form 10-Q 91

Segment Results Allstate Annuities

adverse compared to the original assumptions and a premium deficiency is determined to exist, the establishment of a premium deficiency reserve is required.
Long-term investment yield assumptions are sensitive to changes in interest rates. During the third quarter of 2019 our reviews concluded that no premium deficiency adjustments were necessary although immediate annuities with life contingencies had marginal sufficiency due to the decline in interest rates during 2019.
Benefit spread reflects our mortality results using the difference between contract charges earned and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies. This implied interest totaled $120 million and $360 million in the third quarter and first nine months of 2019, respectively, compared to $123 million and $370 million in the third quarter and first nine months of 2018, respectively. Total benefit spread was $(28) million in third quarter 2019 compared to $(20) million in third quarter 2018 and $(74) million in the first nine months of 2019 compared to $(65) million in the first nine months of 2018.

Interest credited to contractholder funds decreased 9.6% or $8 million in the third quarter of 2019 and 6.8% or $17 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $2 million and $8 million in the third quarter and first nine months of 2019, respectively, compared to decreases of zero and $6 million in the third quarter and first nine months of 2018, respectively.
Investment spread reflects the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits and is used to analyze the impact of net investment income and interest credited to contractholders on net income.

Investment spread
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Investment spread before valuation changes on embedded derivatives not hedged	$58	$54	$151	$216
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(2)	—	(8)	6
Total investment spread	$56	$54	$143	$222
Investment spread before valuation changes on embedded derivatives not hedged increased by $4 million to $58 million in the third quarter of 2019 compared to $54 million in the third quarter of 2018 primarily due to lower interest credited to contractholder funds, partially offset by lower investment income. Investment spread before valuation changes on embedded derivatives not hedged decreased by $65 million to $151 million in the first nine months of 2019 compared to $216 million in the first nine months of 2018 primarily due to lower investment income, mainly from limited partnership interests, partially offset by lower interest credited to contractholder funds.
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

92 www.allstate.com

Allstate Annuities Segment Results

Analysis of investment spread
	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2019	2018	2019	2018	2019	2018
Deferred fixed annuities	4.3%	4.1%	2.8%	2.8%	1.5%	1.3%
Immediate fixed annuities with and without life contingencies	5.9	6.0	5.9	6.0	—	—

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2019	2018	2019	2018	2019	2018
Deferred fixed annuities	4.3%	4.1%	2.7%	2.8%	1.6%	1.3%
Immediate fixed annuities with and without life contingencies	5.6	6.6	5.9	6.0	(0.3)	0.6
Operating costs and expenses in the third quarter of 2019 were comparable to the third quarter of 2018. Operating costs and expenses decreased by $3 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to lower technology and employee-related costs.
Analysis of reserves and contractholder funds

Product Liabilities
($ in millions)	September 30, 2019	December 31, 2018
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	$5,151	$4,990
Standard structured settlements and SPIA (2)	3,399	3,425
Other	77	109
Reserve for life-contingent contract benefits	$8,627	$8,524

Deferred fixed annuities	$6,648	$7,156
Immediate fixed annuities without life contingencies	2,382	2,525
Other	129	136
Contractholder funds	$9,159	$9,817

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

Changes in contractholder funds
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Contractholder funds, beginning balance	$9,347	$10,359	$9,817	$10,936

Deposits	3	3	12	12

Interest credited	75	82	233	248

Benefits, withdrawals and other adjustments
Benefits	(143)	(148)	(419)	(452)
Surrenders and partial withdrawals	(133)	(197)	(464)	(625)
Contract charges	(2)	(3)	(6)	(6)
Net transfers from separate accounts	—	—	(1)	—
Other adjustments (1)	12	2	(13)	(15)
Total benefits, withdrawals and other adjustments	(266)	(346)	(903)	(1,098)
Contractholder funds, ending balance	$9,159	$10,098	$9,159	$10,098

Third Quarter 2019 Form 10-Q 93

Segment Results Allstate Annuities

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

Contractholder funds decreased 2.0% and 6.7% in the third quarter and first nine months of 2019, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities but still accept additional deposits on existing contracts.
Surrenders and partial withdrawals decreased 32.5% to $133 million in the third quarter of 2019 from $197 million in the third quarter of 2018. Surrenders and partial withdrawals decreased 25.8% to $464 million in the first nine months of 2019 from $625 million in the first nine months of 2018.

The annualized surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of year contractholder funds, was 9.5% in the first nine months of 2019 compared to 11.1% in the first nine months of 2018.

94 www.allstate.com

Investments

Investments

Portfolio composition and strategy by reporting segment (1)
	As of September 30, 2019
($ in millions)	Property-Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other	Total
Fixed income securities (2)	$32,471	$1,161	$7,773	$1,323	$14,514	$2,017	$59,259
Equity securities (3)	6,203	272	104	130	1,162	335	8,206
Mortgage loans	393	—	1,953	212	2,136	—	4,694
Limited partnership interests	4,703	—	—	—	3,287	—	7,990
Short-term investments (4)	2,387	116	520	35	981	1,215	5,254
Other	1,604	—	1,351	311	638	—	3,904
Total	$47,761	$1,549	$11,701	$2,011	$22,718	$3,567	$89,307
Percent to total	53.5%	1.7%	13.1%	2.3%	25.4%	4.0%	100.0%

Market-based core	$33,369	$1,549	$11,701	$2,011	$17,766	$3,567	$69,963
Market-based active	9,366	—	—	—	1,384	—	10,750
Performance-based	5,026	—	—	—	3,568	—	8,594
Total	$47,761	$1,549	$11,701	$2,011	$22,718	$3,567	$89,307

(1)	Balances reflect the elimination of related party investments between segments.

(2)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $31.24 billion, $1.12 billion, $7.12 billion, $1.25 billion, $13.56 billion, $1.97 billion and $56.26 billion for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in Total, respectively.

(3)
Equity securities are carried at fair value. The fair value of equity securities held as of September 30, 2019, was $1.28 billion in excess of cost. These net gains were primarily concentrated in the consumer goods and technology sectors and in domestic equity index funds.

(4)	Short-term investments are carried at fair value.
Investments totaled $89.31 billion as of September 30, 2019, increasing from $81.26 billion as of December 31, 2018, primarily due to higher fixed income and equity valuations, positive investment and operating cash flows and issuance of preferred stock and senior debt, partially offset by common share repurchases, dividends paid to shareholders, net reductions in contractholder funds and repayment of senior debt.
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

Third Quarter 2019 Form 10-Q 95

Investments

Portfolio composition by investment strategy
	As of September 30, 2019
($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$50,508	$8,662	$89	$59,259
Equity securities	7,064	823	319	8,206
Mortgage loans	4,694	—	—	4,694
Limited partnership interests	587	233	7,170	7,990
Short-term investments	4,351	903	—	5,254
Other	2,759	129	1,016	3,904
Total	$69,963	$10,750	$8,594	$89,307
Percent to total	78.4%	12.0%	9.6%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$2,692	$305	$(1)	$2,996
Limited partnership interests	—	—	(3)	(3)
Other	(3)	—	—	(3)
Total	$2,689	$305	$(4)	$2,990

Fixed income securities by type
	Fair value as of
($ in millions)	September 30, 2019	December 31, 2018
U.S. government and agencies	$4,111	$5,517
Municipal	8,838	9,169
Corporate	44,018	40,136
Foreign government	993	747
Asset-backed securities (“ABS”)	822	1,045
Residential mortgage-backed securities (“RMBS”)	392	464
Commercial mortgage-backed securities (“CMBS”)	64	70
Redeemable preferred stock	21	22
Total fixed income securities	$59,259	$57,170
Fixed income securities are rated by third-party credit rating agencies and/or are internally rated. As of September 30, 2019, 87.7% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

96 www.allstate.com

Investments

Fair value and unrealized net capital gains and losses for fixed income securities by credit quality
	As of September 30, 2019
	Investment grade		Below investment grade		Total
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Percent rated investment grade
U.S. government and agencies	$4,111	$256	$—	$—	$4,111	$256	100.0%
Municipal
Tax exempt	6,937	286	17	1	6,954	287	99.8
Taxable	1,841	320	43	4	1,884	324	97.7
Total Municipal	8,778	606	60	5	8,838	611	99.3
Corporate
Public	28,371	1,421	3,271	84	31,642	1,505	89.7
Privately placed	8,804	409	3,572	91	12,376	500	71.1
Total Corporate	37,175	1,830	6,843	175	44,018	2,005	84.5
Foreign government	986	21	7	—	993	21	99.3
ABS
Collateralized debt obligations (“CDO”)	313	(3)	47	1	360	(2)	86.9
Consumer and other asset-backed securities (“Consumer and other ABS”) (1)	447	7	15	(1)	462	6	96.8
Total ABS	760	4	62	—	822	4	92.5
RMBS
U.S. government sponsored entities (“U.S. Agency”)	61	1	—	—	61	1	100.0
Non-agency	37	2	294	88	331	90	11.2
Total RMBS	98	3	294	88	392	91	25.0
CMBS	34	1	30	6	64	7	53.1
Redeemable preferred stock	21	1	—	—	21	1	100.0
Total fixed income securities	$51,963	$2,722	$7,296	$274	$59,259	$2,996	87.7%

(1)
Total Consumer and other ABS consists of $117 million of consumer auto, $102 million of credit card and $243 million of other ABS with unrealized net capital gains of $1 million, $1 million and $4 million, respectively.

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
Equity securities totaled $8.21 billion as of September 30, 2019 and primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Exchange traded and mutual funds that have fixed income securities as their underlying investments totaled $2.21 billion as of September 30, 2019, an increase of $1.81 billion compared to December 31, 2018.

Third Quarter 2019 Form 10-Q 97

Investments

Mortgage loans, which are primarily held in the life and annuity portfolios, totaled $4.69 billion as of September 30, 2019, and primarily comprise loans secured by first mortgages on developed commercial real estate.
Limited partnership interests include interests in private equity funds, real estate funds and other funds.

Carrying value and other information for limited partnership interests
	As of September 30, 2019
($ in millions)	Limited partnership interests (1)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$6,162	153	302	$189
Real estate	1,008	37	73	69
Other	820	11	12	416
Total	$7,990	201	387

(1)	We have commitments to invest in additional limited partnership interests totaling $2.87 billion.
Unrealized net capital gains totaled $2.99 billion as of September 30, 2019 compared to $33 million as of December 31, 2018.

Unrealized net capital gains (losses)
($ in millions)	September 30, 2019	December 31, 2018
U.S. government and agencies	$256	$131
Municipal	611	206
Corporate	2,005	(400)
Foreign government	21	8
ABS	4	(4)
RMBS	91	87
CMBS	7	7
Redeemable preferred stock	1	1
Fixed income securities	2,996	36
Derivatives	(3)	(3)
EMA limited partnerships	(3)	—
Unrealized net capital gains and losses, pre-tax	$2,990	$33
The unrealized net capital gain for the fixed income portfolio totaled $3.00 billion, comprised of $3.08 billion of gross unrealized gains and $86 million of gross unrealized losses as of September 30, 2019. This compares to an unrealized net capital gain for the fixed income portfolio totaling $36 million, comprised of $993 million of gross unrealized gains and $957 million of gross unrealized losses as of December 31, 2018. Fixed income valuations increased primarily due to a decrease in risk-free interest rates and tighter credit spreads.

98 www.allstate.com

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	As of September 30, 2019
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy	$2,701	$140	$(23)	$2,818
Banking	4,360	141	(15)	4,486
Consumer goods (cyclical and non-cyclical)	11,898	516	(13)	12,401
Utilities	5,333	422	(6)	5,749
Technology	2,845	106	(4)	2,947
Financial services	2,602	103	(3)	2,702
Communications	2,815	159	(2)	2,972
Basic industry	2,072	111	(2)	2,181
Capital goods	5,104	237	(1)	5,340
Transportation	2,031	131	(1)	2,161
Other	252	9	—	261
Total corporate fixed income portfolio	42,013	2,075	(70)	44,018
U.S. government and agencies	3,855	257	(1)	4,111
Municipal	8,227	615	(4)	8,838
Foreign government	972	24	(3)	993
ABS	818	10	(6)	822
RMBS	301	92	(1)	392
CMBS	57	8	(1)	64
Redeemable preferred stock	20	1	—	21
Total fixed income securities	$56,263	$3,082	$(86)	$59,259
The consumer goods, utilities and capital goods sectors comprise 28%, 13% and 12%, respectively, of the carrying value of our corporate fixed income securities portfolio as of September 30, 2019. Energy, banking and consumer goods had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2019.

In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Third Quarter 2019 Form 10-Q 99

Investments

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Fixed income securities	$546	$527	$1,627	$1,544
Equity securities	57	35	155	130
Mortgage loans	54	52	161	163
Limited partnership interests	197	210	460	563
Short-term investments	28	19	80	50
Other	66	71	196	205
Investment income, before expense	948	914	2,679	2,655
Investment expense (1) (2)	(68)	(70)	(209)	(201)
Net investment income	$880	$844	$2,470	$2,454

Market-based core	$637	$609	$1,897	$1,814
Market-based active	91	76	259	222
Performance-based	220	229	523	619
Investment income, before expense	$948	$914	$2,679	$2,655

(1)
Investment expense includes $19 million and $17 million of investee level expenses in the third quarter of 2019 and 2018, respectively, and $59 million and $53 million in the first nine months of 2019 and 2018, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(2)
Investment expense includes $10 million and $8 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the third quarter of 2019 and 2018, respectively, and $32 million and $19 million in the first nine months of 2019 and 2018, respectively.

Net investment income increased 4.3% and 0.7% or $36 million and $16 million in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, primarily due to higher income from market-based portfolios, partially offset by lower performance-based investment results, mainly from limited partnership interests.

Performance-based investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Limited partnerships
Private equity	$125	$123	$336	$452
Real estate	71	87	121	111
Performance-based - limited partnerships	196	210	457	563

Non-limited partnerships
Private equity	5	1	18	7
Real estate	19	18	48	49
Performance-based - non-limited partnerships	24	19	66	56

Total
Private equity	130	124	354	459
Real estate	90	105	169	160
Total performance-based	$220	$229	$523	$619

Investee level expenses (1)	$(18)	$(15)	$(54)	$(48)

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income decreased 3.9% or $9 million in the third quarter of 2019 compared to the third quarter of 2018, primarily due to lower gains on sales of underlying investments. Performance-based investment income decreased 15.5% or $96 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to lower asset appreciation related to private equity investments.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

100 www.allstate.com

Investments

Components of realized capital gains (losses) and the related tax effect
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Impairment write-downs
Fixed income securities	$(1)	$(3)	$(12)	$(6)
Limited partnership interests	(1)	(2)	(4)	(3)
Other investments	(12)	—	(27)	(1)
Total impairment write-downs	(14)	(5)	(43)	(10)
Sales	147	(22)	359	(139)
Valuation of equity investments	24	198	851	149
Valuation and settlements of derivative instruments	40	5	16	17
Realized capital gains and losses, pre-tax	197	176	1,183	17
Income tax expense	(42)	(35)	(248)	(1)
Realized capital gains and losses, after-tax	$155	$141	$935	$16

Market-based core	$107	$121	$838	$(6)
Market-based active	64	42	225	(18)
Performance-based	26	13	120	41
Realized capital gains and losses, pre-tax	$197	$176	$1,183	$17
Realized capital gains in the third quarter of 2019 related primarily to gains on sales of fixed income securities and valuation and settlements of derivative instruments. Realized capital gains in the first nine months of 2019 related primarily to increased valuation of equity investments and gains on sales of fixed income securities.
Sales resulted in $147 million and $359 million of net realized capital gains in the three and nine months ended September 30, 2019, respectively. Sales related primarily to fixed income securities in connection with ongoing portfolio management.
Valuation of equity investments resulted in gains of $24 million for the three months ended September 30, 2019, which included $40 million of appreciation in the valuation of equity securities and $16 million of declines in value primarily for certain limited partnerships where the underlying assets are predominately public equity securities. Valuation of equity investments resulted in gains of $851 million for the nine months ended September 30, 2019, which included $771 million of appreciation in the valuation of equity securities and $80 million of appreciation primarily for certain limited partnerships where the underlying assets are predominately public equity securities.
Valuation and settlements of derivative instruments generated gains of $40 million for the three months ended September 30, 2019, primarily comprised of gains on interest rate futures used for asset replication and foreign currency contracts due to the strengthening of the U.S. dollar, partially offset by losses on equity options and futures used for risk management. Valuation and settlements of derivative instruments generated gains of $16 million for the nine months ended September 30, 2019, primarily comprised of gains on interest rate futures and total return swaps used for asset replication and foreign currency contracts due to the strengthening of the U.S. dollar, partially offset by losses on equity options and futures used for risk management.

Realized capital gains (losses) for performance-based investments
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Impairment write-downs	$(1)	$(2)	$(4)	$(3)
Sales	(1)	3	59	2
Valuation of equity investments	7	4	34	23
Valuation and settlements of derivative instruments	21	8	31	19
Total performance-based	$26	$13	$120	$41
Realized capital gains on performance-based investments were $26 million in the third quarter of 2019, primarily related to valuation and settlements of derivative instruments.

Realized capital gains on performance-based investments were $120 million in the first nine months of 2019, primarily related to gains on sales of investments in directly held real estate, increased valuation of equity investments and valuation and settlements of derivative instruments.

Third Quarter 2019 Form 10-Q 101

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	September 30, 2019	December 31, 2018
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$24,033	$21,194
Accumulated other comprehensive income	2,107	118
Total shareholders’ equity	26,140	21,312
Debt	6,630	6,451
Total capital resources	$32,770	$27,763

Ratio of debt to shareholders’ equity	25.4%	30.3%
Ratio of debt to capital resources	20.2%	23.2%
Shareholders’ equity increased in the first nine months of 2019, primarily due to increased unrealized capital gains on investments and net income. In the nine months ended September 30, 2019, we paid dividends of $490 million and $92 million related to our common and preferred shares, respectively.
Common share repurchases As of September 30, 2019, there was $962 million remaining on the $3.00 billion common share repurchase program that is expected to be completed by April 2020.
During the first nine months of 2019, we repurchased 9.8 million common shares for $1.11 billion, which includes 417 thousand shares for $150 million related to the settlement of the December 2018 accelerated share repurchase agreement.
Common shareholder dividends On January 2, 2019, April 1, 2019, July 1, 2019 and October 1, 2019, we paid common shareholder dividends of $0.46, $0.50, $0.50 and $0.50, respectively.
Issuance and redemption of preferred stock On August 8, 2019, we issued 46,000 shares of 5.100% Fixed Rate Noncumulative Perpetual Preferred Stock, Series H for gross proceeds of $1.15 billion.
On October 15, 2019, we redeemed all 5,400 shares of our Fixed Rate Noncumulative Perpetual Preferred Stock, Series D, all 29,900 shares of our Fixed Rate Noncumulative Perpetual Preferred Stock, Series E, and all 10,000 shares of our Fixed Rate Noncumulative Perpetual Preferred Stock, Series F and the corresponding depository shares for $1.13 billion.
For additional details on these transactions, see Note 10 of the condensed consolidated financial statements.
Issuance and repayment of debt On June 10, 2019, we issued $500 million of 3.850% Senior Notes due 2049.  Interest on the Senior Notes is payable semi-annually in arrears on February 10 and August 10 of each year, beginning on February 10, 2020.  The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The proceeds of this issuance are used for general corporate purposes.

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
In July 2019, S&P Global affirmed The Allstate Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength ratings of AA- for AIC and A+ for ALIC. The outlook for the ratings is stable.
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

102 www.allstate.com

Capital Resources and Liquidity

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
Parent company capital capacity Parent holding company deployable assets totaled $3.55 billion as of September 30, 2019, primarily comprised of cash and investments that are generally saleable within one quarter. Deployable assets increased by the proceeds from the Preferred Stock, Series H issuance, which were then used for the preferred share redemption that occurred on October 15, 2019. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
Intercompany dividends were paid in the first nine months of 2019 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation and ALIC.

Intercompany dividends
($ in millions)	September 30, 2019
AIC to AIH	$2,132
AIH to the Corporation	2,134
ALIC to AIC	75
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on certain preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of September 30, 2019, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first nine months of 2019, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:

•
The Corporation has access to a commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2019, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion.

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.9% as of September 30, 2019. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2019.

•
The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2021. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 575 million shares of treasury stock as of September 30, 2019), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Third Quarter 2019 Form 10-Q 103

Capital Resources and Liquidity

Liquidity exposure Contractholder funds were $17.80 billion as of September 30, 2019.

Contractholder funds by contractual withdrawal provisions
($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,726	15.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,723	26.5
Market value adjustments (2)	850	4.8
Subject to discretionary withdrawal without adjustments (3)	9,505	53.4
Total contractholder funds (4)	$17,804	100.0%

(1)	Includes $1.36 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$399 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $699 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
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

The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.1% and 7.1% in the first nine months of 2019 and 2018, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

104 www.allstate.com

Recent Developments

Recent Developments
California wildfire subrogation
On September 23, 2019, PG&E Corporation and Pacific Gas and Electric Company (together, "PG&E") announced that it executed a definitive agreement to resolve insurance subrogation claims, arising from the 2017 Northern California wildfires and the 2018 Camp Fire for $11 billion. Allstate is one of the insurance companies that are party to this agreement.
The settlement is subject to approval by the Bankruptcy Court overseeing PG&E's Chapter 11 case, will be implemented pursuant to PG&E's Joint Chapter 11 Plan of Reorganization (the "Plan"), and is subject to confirmation of the Plan by the Bankruptcy Court. Due to the significant number of lawsuits and claims against PG&E and uncertainty around the allocation of benefits among claimants, the amount of recovery that we receive, if any, cannot be determined at this time. Accordingly, we have not recorded any benefit related to the potential proceeds from the agreement in the condensed consolidated financial statements. We will continue to monitor this matter.

Third Quarter 2019 Form 10-Q 105

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
July 1, 2019 - July 31, 2019
Open Market Purchases	1,800,424	$103.22	1,800,329
August 1, 2019 - August 31, 2019
Open Market Purchases	2,161,418	$103.37	2,161,154
September 1, 2019 - September 30, 2019
Open Market Purchases	1,876,001	$106.59	1,875,686
Total	5,837,843	$104.35	5,837,169	$962	million

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

July: 95
August: 264
September: 315

(2)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3)	On October 31, 2018, we announced the approval of a common share repurchase program for $3 billion, which is expected to be completed by April 2020.

Third Quarter 2019 Form 10-Q 107

Other Information Part II.

Item 6. Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Designations with respect to the Preferred Stock, Series H of the Registrant, dated August 5, 2019	8-K	1-11840	3.1	August 5, 2019
4.1
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

4.2	Deposit Agreement, dated August 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series H)	8-K	1-11840	4.1	August 8, 2019
4.3	Form of Preferred Stock Certificate, Series H (included as Exhibit A to Exhibit 3.1 above)	8-K	1-11840	4.2	August 8, 2019
4.4	Form of Depositary Receipt, Series H (included as Exhibit A to Exhibit 4.2 above)	8-K	1-11840	4.3	August 8, 2019
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated October 29, 2019, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

108 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

October 29, 2019	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller, and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Third Quarter 2019 Form 10-Q 109