Form 10-Q
period 2020-03-31
ALLSTATE CORP
filed 2020-05-05
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 20, 2020, the registrant had 314,116,095 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
March 31, 2020

Condensed Consolidated Financial Statements

Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2020	2019
Revenues
Property and casualty insurance premiums	$9,235	$8,802
Life premiums and contract charges	617	628
Other revenue	265	250
Net investment income	421	648
Realized capital gains (losses)	(462)	662
Total revenues	10,076	10,990

Costs and expenses
Property and casualty insurance claims and claims expense	5,341	5,820
Shelter-in-Place Payback expense	210	—
Life contract benefits	501	497
Interest credited to contractholder funds	132	162
Amortization of deferred policy acquisition costs	1,401	1,364
Operating costs and expenses	1,399	1,380
Pension and other postretirement remeasurement (gains) losses	318	15
Restructuring and related charges	5	18
Amortization of purchased intangibles	28	32
Interest expense	81	83
Total costs and expenses	9,416	9,371

Gain on disposition of operations	1	1

Income from operations before income tax expense	661	1,620

Income tax expense	112	328

Net income	549	1,292

Preferred stock dividends	36	31

Net income applicable to common shareholders	$513	$1,261

Earnings per common share
Net income applicable to common shareholders per common share - Basic	$1.62	$3.79
Weighted average common shares - Basic	317.4	332.6
Net income applicable to common shareholders per common share - Diluted	$1.59	$3.74
Weighted average common shares - Diluted	322.4	337.5

See notes to condensed consolidated financial statements.

First Quarter 2020 Form 10-Q 1

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in millions)	Three months ended March 31,
	2020	2019
Net income	$549	$1,292

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(1,357)	974
Unrealized foreign currency translation adjustments	(39)	5
Unamortized pension and other postretirement prior service credit	4	(12)
Other comprehensive (loss) income, after-tax	(1,392)	967

Comprehensive (loss) income	$(843)	$2,259

See notes to condensed consolidated financial statements.

2 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	March 31, 2020	December 31, 2019
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $58,945 and $56,293)	$59,857	$59,044
Equity securities, at fair value (cost $3,631 and $6,568)	3,701	8,162
Mortgage loans, net	4,759	4,817
Limited partnership interests	7,087	8,078
Short-term, at fair value (amortized cost $5,671 and $4,256)	5,671	4,256
Other, net	3,767	4,005
Total investments	84,842	88,362
Cash	338	338
Premium installment receivables, net	6,401	6,472
Deferred policy acquisition costs	4,742	4,699
Reinsurance and indemnification recoverables, net	9,214	9,211
Accrued investment income	593	600
Property and equipment, net	1,123	1,145
Goodwill	2,544	2,545
Other assets, net	3,876	3,534
Separate Accounts	2,434	3,044
Total assets	$116,107	$119,950
Liabilities
Reserve for property and casualty insurance claims and claims expense	$27,148	$27,712
Reserve for life-contingent contract benefits	12,244	12,300
Contractholder funds	17,404	17,692
Unearned premiums	14,999	15,343
Claim payments outstanding	892	929
Deferred income taxes	331	1,154
Other liabilities and accrued expenses	9,849	9,147
Long-term debt	6,633	6,631
Separate Accounts	2,434	3,044
Total liabilities	91,934	93,952
Commitments and Contingent Liabilities (Note 12)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand and 92.5 thousand shares issued and outstanding, $2,025 and $2,313 aggregate liquidation preference	1,970	2,248
Common stock, $.01 par value, 3.0 billion shares authorized and 900 million issued, 315 million and 319 million shares outstanding	9	9
Additional capital paid-in	3,519	3,463
Retained income	48,326	48,074
Treasury stock, at cost (585 million and 581 million shares)	(30,209)	(29,746)
Accumulated other comprehensive income:
Unrealized net capital gains and losses on fixed income securities with credit losses	—	70
Other unrealized net capital gains and losses	714	2,094
Unrealized adjustment to DAC, DSI and insurance reserves	(184)	(277)
Total unrealized net capital gains and losses	530	1,887
Unrealized foreign currency translation adjustments	(98)	(59)
Unamortized pension and other postretirement prior service credit	126	122
Total accumulated other comprehensive income (“AOCI”)	558	1,950
Total shareholders’ equity	24,173	25,998
Total liabilities and shareholders’ equity	$116,107	$119,950

See notes to condensed consolidated financial statements.

First Quarter 2020 Form 10-Q 3

Condensed Consolidated Financial Statements

The Allstate Corporate and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2020	2019
Preferred stock par value	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	2,248	1,930
Preferred stock redemption	(278)	—
Balance, end of period	1,970	1,930

Common stock par value	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,463	3,310
Forward contract on accelerated share repurchase agreement	75	—
Equity incentive plans activity	(19)	(19)
Balance, end of period	3,519	3,291

Retained income
Balance, beginning of period	48,074	44,033
Cumulative effect of change in accounting principle	(88)	21
Net income	549	1,292
Dividends on common stock (declared per share of $0.54 and $0.50)	(173)	(167)
Dividends on preferred stock	(36)	(31)
Balance, end of period	48,326	45,148

Deferred ESOP expense	—	(3)

Treasury stock
Balance, beginning of period	(29,746)	(28,085)
Shares acquired	(511)	—
Shares reissued under equity incentive plans, net	48	43
Balance, end of period	(30,209)	(28,042)

Accumulated other comprehensive income
Balance, beginning of period	1,950	118
Change in unrealized net capital gains and losses	(1,357)	974
Change in unrealized foreign currency translation adjustments	(39)	5
Change in unamortized pension and other postretirement prior service credit	4	(12)
Balance, end of period	558	1,085
Total shareholders’ equity	$24,173	$23,418

See notes to condensed consolidated financial statements.

4 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$549	$1,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	155	157
Realized capital (gains) losses	462	(662)
Pension and other postretirement remeasurement (gains) losses	318	15
Gain on disposition of operations	(1)	(1)
Interest credited to contractholder funds	132	162
Changes in:
Policy benefits and other insurance reserves	(654)	(114)
Unearned premiums	(272)	(201)
Deferred policy acquisition costs	38	33
Premium installment receivables, net	26	(39)
Reinsurance recoverables, net	24	179
Income taxes	28	303
Other operating assets and liabilities	222	(410)
Net cash provided by operating activities	1,027	714
Cash flows from investing activities
Proceeds from sales
Fixed income securities	12,114	9,034
Equity securities	5,250	633
Limited partnership interests	749	241
Other investments	116	44
Investment collections
Fixed income securities	555	628
Mortgage loans	118	104
Other investments	61	68
Investment purchases
Fixed income securities	(14,667)	(9,056)
Equity securities	(1,619)	(871)
Limited partnership interests	(357)	(282)
Mortgage loans	(142)	(114)
Other investments	(129)	(89)
Change in short-term investments, net	(1,953)	(552)
Change in other investments, net	37	47
Purchases of property and equipment, net	(65)	(80)
Acquisition of operations	—	(18)
Net cash provided by (used in) investing activities	68	(263)
Cash flows from financing activities
Redemption of preferred stock	(288)	—
Contractholder fund deposits	246	254
Contractholder fund withdrawals	(471)	(458)
Dividends paid on common stock	(159)	(158)
Dividends paid on preferred stock	(29)	(31)
Treasury stock purchases	(414)	—
Shares reissued under equity incentive plans, net	8	(5)
Other	12	(1)
Net cash used in financing activities	(1,095)	(399)
Net increase in cash	—	52
Cash at beginning of period	338	499
Cash at end of period	$338	$551
See notes to condensed consolidated financial statements.

First Quarter 2020 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of March 31, 2020 and for the three month periods ended March 31, 2020 and 2019 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Recent development
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”) has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel restrictions, government-imposed shelter-in-place orders, quarantine periods and social distancing, have caused material disruption to businesses globally resulting in increased unemployment, a potential recession and increased economic uncertainty.
Depending on its length and severity, the Coronavirus and the related containment actions may significantly affect the Company’s results of operations, financial condition and liquidity, including sales of new policies and shared economy demand, retention, supply chain disruption and severity costs, life insurance mortality and hospital and outpatient claim costs, annuity reserves, lower investment valuations and returns and increases in credit allowance exposure. In addition, the actions may impact the Company’s operations.
The magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers to mitigate health risks create significant uncertainty. The Company will continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the length and severity of the pandemic or its impact to the Company’s operations, but the effects could be material and may continue, emerge or accelerate into 2021.
Adopted accounting standard
Measurement of Credit Losses on Financial Instruments Effective January 1, 2020 the Company adopted new Financial Accounting Standards Board (“FASB”) guidance related to the measurement of credit losses on financial instruments that primarily affected mortgage loans, bank loans and reinsurance recoverables.
Upon adoption of the guidance, the Company recorded a total allowance for expected credit losses of $289 million, pre-tax. After consideration of existing valuation allowances maintained prior to adopting the new guidance, the Company increased its valuation allowances for credit losses to conform to the new requirements which resulted in recognizing a cumulative effect decrease in retained income of $88 million, after-tax, at the date of adoption. The measurement of credit losses for available-for-sale fixed income securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the credit loss adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. Previously these credit loss adjustments were recorded as other-than-temporary-impairments (“OTTI”) and were not reversed once recorded.
Changes to significant accounting policies
Measurement of credit losses The Company carries an allowance for expected credit losses for all financial assets measured at amortized cost and considers past events, current conditions, and reasonable and supportable forecasts and reports the financial assets on the Condensed Consolidated Statements of Financial Position at amortized cost, net of credit loss allowances (“amortized cost, net”). The Company also carries a credit loss allowance for fixed income securities where applicable and, when amortized cost is reported, it is net of credit loss allowances. For additional information, refer to the Investments, Reinsurance recoverables, Indemnification recoverables, or Premium installment receivable topics of this section.

6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The Company also estimates a credit loss allowance for commitments to fund mortgage loans, bank loans and agent loans unless they are unconditionally cancellable by the Company. The related allowance is reported in other liabilities and accrued expenses.

Allowance for credit losses
($ in millions)	March 31, 2020	January 1, 2020
Fixed income securities	$4	$—
Mortgage loans	85	45
Other investments
Bank loans	79	53
Agent loans	5	5
Investments	173	103
Premium installment receivables	96	91
Reinsurance recoverables	74	74
Other assets	18	18
Assets	361	286

Commitments to fund mortgage loans, bank loans and agent loans	4	3
Liabilities	4	3
Total	$365	$289

Investments Fixed income securities include bonds, asset-backed securities (“ABS”) and mortgage-backed securities (“MBS”). MBS includes residential and commercial mortgage-backed securities. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available-for-sale (“AFS”) and are carried at fair value. The difference between amortized cost, net and fair value, net of deferred income taxes and related life and annuity deferred policy acquisition costs (“DAC”), deferred sales inducement costs (“DSI”) and reserves for life-contingent contract benefits, is reflected as a component of AOCI. The Company excludes accrued interest receivable from the amortized cost basis of its AFS fixed income securities. Net investment income for AFS fixed income securities includes the impact of accreting the credit loss allowance for the time value of money.
Mortgage loans, bank loans and agent loans are carried at amortized cost, net, which represent the amount expected to be collected. The Company excludes accrued interest receivable from the amortized cost basis of its mortgage, bank and agent loans. Credit loss allowances are estimates of expected credit losses, established for loans upon origination or purchase, and consider all relevant information available, including past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Loans are evaluated on a pooled basis when they share similar risk characteristics; otherwise, they are evaluated individually.
The changes in the credit loss allowances related to fixed income securities, mortgage loans, bank loans and agent loans are reported in realized capital gains and losses. Realized capital gains and losses on investment sales are determined on a specific identification basis and exclude credit losses already recognized through an allowance.
Reinsurance recoverables The Company evaluates reinsurer counterparty credit risk and records reinsurance recoverables net of credit loss allowances. The Company assesses counterparty credit risk for individual reinsurers separately when more relevant or on a pooled basis when shared risk characteristics exist. The evaluation considers the credit quality of the reinsurer and the period over which the recoverable balances are expected to be collected. The Company considers factors including past events, current conditions and reasonable and supportable forecasts in the development of the estimate of credit loss allowances.
Allowances for property and casualty and life reinsurance recoverables are established primarily through risk-based evaluations.
The property and casualty recoverable evaluation considers the credit rating of the reinsurer, the period over which the reinsurance recoverable balances are expected to be recovered and other relevant factors including historical experience of reinsurer failures. Reinsurers in liquidation or in default status are evaluated individually using the Company’s historical liquidation recovery assumptions and any other relevant information available including the most recent public information related to the financial condition or liquidation status of the reinsurer.
For life reinsurance recoverables, the Company uses a probability of default and loss given default model developed independently of the Company to estimate current expected credit losses. The life recoverable evaluation utilizes factors including historical industry factors based on the probability of liquidation, and incorporates current loss given default factors reflective of the industry.
The Company monitors the credit ratings of reinsurer counterparties and evaluates the circumstances surrounding credit rating changes as inputs into its credit loss assessments. Uncollectible reinsurance recoverable balances are written off against the allowances when there is no reasonable expectation of recovery.

First Quarter 2020 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

The changes in the allowances are reported in property and casualty insurance claims and claims expense and life contract benefits.
Indemnification recoverables The Company participates in various indemnification programs, including industry pools and facilities which are reimbursement mechanisms that assess participating insurers for expected insured claims, reimburse participating insurers for qualifying paid claims and permit participating insurers to recoup amounts assessed directly from insureds. The amounts reported as indemnification recoverables include amounts billed to indemnitors on losses paid as well as estimates of amounts expected to be recovered from indemnitors on insurance liabilities that have been incurred but not yet paid. The design and function of these indemnification programs does not result in the retention of insurance or reinsurance risk by the indemnitor. Based on the Company’s evaluation of these programs on an individual basis, the establishment of credit loss allowances is not warranted at this time. The Company has not experienced any historical credit losses related to its indemnification programs. The Company continues to monitor these programs to determine whether any changes from historical experience have emerged or are expected to emerge or whether there have been any changes in the design or administration of the programs that would require establishment of credit loss allowances.
Premium installment receivables Premium installment receivables represent premiums written and not yet collected, net of the credit loss allowance for uncollectible premiums. These receivables are primarily outstanding for one year or less. The Company utilizes historical internal data including aging analyses to estimate allowances under current conditions and for the forecast period. The Company regularly evaluates and updates the data and adjusts its allowance as appropriate. As of March 31, 2020, the credit loss allowance for premium installment receivables increased to $96 million from $91 million as of January 1, 2020, primarily due to a $42 million increase in the provision for credit losses, partially offset by a $37 million decrease in the allowance due to the write-off of uncollectible premium installment receivable amounts during the period.
Pending accounting standards
Changes to the Disclosure Requirements for Defined Benefit Plans In August 2018, the FASB issued amendments to modify certain disclosure requirements for defined benefit plans. New disclosures include the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates and explanations for significant gains and losses related to changes in the benefit obligation during the reporting period. Disclosures to be eliminated include amounts expected to be reclassified out of AOCI and into the income statement in the coming year and the anticipated impact of a one-percentage point change in the assumed health care cost trend rate on service and interest cost and on the accumulated benefit obligation. The amendments are effective for annual reporting periods beginning after December 15, 2020. The impacts of adoption are to the Company’s disclosures only.
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
The new guidance also requires DAC and other capitalized balances currently amortized in proportion to premiums or gross profits to be amortized on a constant level basis over the expected term for all long-duration insurance contracts. DAC will not be subject to loss recognition testing but will be reduced when actual lapse experience exceeds expected experience. The new guidance will no longer require adjustments to DAC and DSI related to unrealized gains and losses on investment securities supporting the related business.
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
The new guidance is effective for financial statements issued for reporting periods beginning after December 15, 2021, thereby requiring restatement of prior periods presented. Early adoption is permitted. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or retrospectively using actual historical experience as of contract inception. The new guidance for market risk benefits is required to be adopted retrospectively.
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI. The requirements of the new guidance represent a material change from existing GAAP, however, the underlying economics of the business and related cash flows are unchanged. The

8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Company is evaluating the specific impacts of adopting the new guidance and anticipates the financial statement impact of adopting the new guidance to be material, largely attributed to the impact of transitioning to a discount rate based on an upper-medium grade fixed income investment yield and updates to mortality assumptions. The Company expects the most significant impacts will occur in the run-off annuity segment. The revised accounting for DAC will be applied prospectively using the new model and any DAC effects existing in AOCI as a result of applying existing GAAP at the date of adoption will be eliminated.
Simplifications to the Accounting for Income Taxes In December 2019, the FASB issued amendments to simplify the accounting for income taxes. The amendments eliminate certain exceptions in the existing guidance including those related to intraperiod tax allocation and deferred tax liability recognition when a subsidiary meets the criteria to apply the equity method of accounting. The amendments require recognition of the effect of an enacted change in tax laws or rates in the interim period that includes the enactment date, provide an option to not allocate taxes to a legal entity that is not subject to tax as well as other minor changes. The amendments are effective for interim and annual reporting periods beginning after December 15, 2020. The new guidance specifies which amendments should be applied prospectively, retrospectively, or on a modified retrospective basis through a cumulative-effect adjustment to retained income as of the beginning of the year of adoption. The impact of adoption is not expected to be material to the Company’s results of operations or financial position.

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended March 31,
	2020	2019
Numerator:
Net income	$549	$1,292
Less: Preferred stock dividends	36	31
Net income applicable to common shareholders	$513	$1,261

Denominator:
Weighted average common shares outstanding	317.4	332.6
Effect of dilutive potential common shares:
Stock options	3.3	3.1
Restricted stock units (non-participating) and performance stock awards	1.7	1.8
Weighted average common and dilutive potential common shares outstanding	322.4	337.5

Earnings per common share - Basic	$1.62	$3.79
Earnings per common share - Diluted	$1.59	$3.74

Anti-dilutive options excluded from diluted earnings per common share	0.8	4.0

First Quarter 2020 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Note 3	Acquisitions
iCracked On February 12, 2019, the Company acquired iCracked Inc. (“iCracked”) which offers on-site, on-demand repair services for smartphones and tablets in North America, supporting Allstate Protection Plans' (formerly known as SquareTrade) operations. In conjunction with the iCracked acquisition, the Company recorded goodwill of $17 million.

Note 4	Reportable Segments
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
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses (“losses”), Shelter-in-Place Payback expense, amortization of DAC, operating costs and expenses, amortization of purchased intangibles and restructuring and related charges as determined using GAAP.

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

10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended March 31,
	2020	2019
Property-Liability
Insurance premiums
Auto	$6,154	$5,930
Homeowners	2,038	1,935
Other personal lines	471	459
Commercial lines	218	183
Allstate Protection	8,881	8,507
Discontinued Lines and Coverages	—	—
Total Property-Liability insurance premiums	8,881	8,507
Other revenue	181	176
Net investment income	202	291
Realized capital gains (losses)	(103)	497
Total Property-Liability	9,161	9,471

Service Businesses
Consumer product protection plans	206	145
Roadside assistance	51	63
Finance and insurance products	97	87
Intersegment premiums and service fees (1)	38	33
Other revenue	52	47
Net investment income	10	9
Realized capital gains (losses)	(24)	8
Total Service Businesses	430	392

Allstate Life
Traditional life insurance premiums	153	154
Interest-sensitive life insurance contract charges	180	183
Other revenue	32	27
Net investment income	128	127
Realized capital gains (losses)	(31)	(5)
Total Allstate Life	462	486

Allstate Benefits
Traditional life insurance premiums	9	9
Accident and health insurance premiums	244	250
Interest-sensitive life insurance contract charges	29	29
Net investment income	20	19
Realized capital gains (losses)	(14)	4
Total Allstate Benefits	288	311

Allstate Annuities
Fixed annuities contract charges	2	3
Net investment income	47	190
Realized capital gains (losses)	(269)	156
Total Allstate Annuities	(220)	349

Corporate and Other
Net investment income	14	12
Realized capital gains (losses)	(21)	2
Total Corporate and Other	(7)	14

Intersegment eliminations (1)	(38)	(33)
Consolidated revenues	$10,076	$10,990

(1)	Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in the condensed consolidated financial statements.

First Quarter 2020 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended March 31,
($ in millions)	2020	2019
Property-Liability
Allstate Protection (1)	$1,348	$703
Discontinued Lines and Coverages	(3)	(3)
Total underwriting income	1,345	700
Net investment income	202	291
Income tax expense on operations	(303)	(202)
Realized capital gains (losses), after-tax	(82)	393
Property-Liability net income applicable to common shareholders	1,162	1,182

Service Businesses
Adjusted net income	37	11
Realized capital gains (losses), after-tax	(19)	7
Amortization of purchased intangibles, after-tax	(21)	(24)
Service Businesses net loss applicable to common shareholders	(3)	(6)

Allstate Life
Adjusted net income	80	73
Realized capital gains (losses), after-tax	(25)	(4)
Valuation changes on embedded derivatives not hedged, after-tax	12	—
DAC and DSI amortization related to realized capital gains and losses, after-tax	(3)	(2)
Allstate Life net income applicable to common shareholders	64	67

Allstate Benefits
Adjusted net income	24	31
Realized capital gains (losses), after-tax	(10)	3
Allstate Benefits net income applicable to common shareholders	14	34

Allstate Annuities
Adjusted net loss	(139)	(25)
Realized capital gains (losses), after-tax	(213)	124
Valuation changes on embedded derivatives not hedged, after-tax	2	(3)
Gain on disposition of operations, after-tax	1	1
Allstate Annuities net (loss) income applicable to common shareholders	(349)	97

Corporate and Other
Adjusted net loss	(107)	(103)
Realized capital gains (losses), after-tax	(17)	1
Pension and other postretirement remeasurement gains (losses), after-tax	(251)	(11)
Corporate and Other net loss applicable to common shareholders	(375)	(113)

Consolidated net income applicable to common shareholders	$513	$1,261

(1)
During the first quarter of 2020, the Company announced a Shelter-in-Place Payback of over $600 million to customers, as the significant decline in the number of auto accidents contributed favorably to the underwriting results. $210 million of this cost was accrued in first quarter 2020 and the remainder will be recognized in second quarter 2020.

12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition

($ in millions)	March 31, 2020	December 31, 2019
Fixed income securities, at fair value	$59,857	$59,044
Equity securities, at fair value	3,701	8,162
Mortgage loans, net	4,759	4,817
Limited partnership interests	7,087	8,078
Short-term investments, at fair value	5,671	4,256
Other, net	3,767	4,005
Total	$84,842	$88,362

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
March 31, 2020
U.S. government and agencies	$5,104	$295	$—	$5,399
Municipal	8,182	555	(28)	8,709
Corporate	43,624	1,242	(1,231)	43,635
Foreign government	884	30	(3)	911
ABS	852	3	(19)	836
MBS	299	71	(3)	367
Total fixed income securities	$58,945	$2,196	$(1,284)	$59,857

	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
December 31, 2019
U.S. government and agencies	$4,971	$141	$(26)	$5,086
Municipal	8,080	551	(11)	8,620
Corporate	41,090	2,035	(47)	43,078
Foreign government	968	16	(5)	979
ABS	860	8	(6)	862
MBS	324	96	(1)	419
Total fixed income securities	$56,293	$2,847	$(96)	$59,044

Scheduled maturities for fixed income securities
($ in millions)	March 31, 2020
	Amortized cost, net	Fair value
Due in one year or less	$2,920	$2,927
Due after one year through five years	24,825	24,849
Due after five years through ten years	20,360	20,451
Due after ten years	9,689	10,427
	57,794	58,654
ABS and MBS	1,151	1,203
Total	$58,945	$59,857

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.

First Quarter 2020 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended March 31,
	2020	2019
Fixed income securities	$525	$538
Equity securities	6	30
Mortgage loans	60	53
Limited partnership interests (1)	(192)	9
Short-term investments	17	26
Other	63	63
Investment income, before expense	479	719
Investment expense	(58)	(71)
Net investment income	$421	$648

(1)
The Company typically employs a lag in recording and recognizing changes in valuations of limited partnership interests due to the availability of financial statements. In consideration of intervening events during the three months ended March 31, 2020, where information was available to enable updated estimates, the Company recognized current period declines in the value of limited partnership interests. This included updating publicly traded investments held within limited partnerships to their March 31, 2020 values, which reduced income by $52 million. Additionally, $195 million of valuation increases reported in the fourth quarter 2019 partnership financial statements were excluded from income considering the equity market decline in March 2020.

Realized capital gains (losses) by asset type
($ in millions)	Three months ended March 31,
	2020	2019
Fixed income securities	$375	$64
Equity securities	(750)	553
Mortgage loans	(41)	—
Limited partnership interests	(116)	72
Derivatives	88	(46)
Other	(18)	19
Realized capital gains (losses)	$(462)	$662

Realized capital gains (losses) by transaction type
($ in millions)	Three months ended March 31,
	2020	2019
Sales	$388	$95
Credit losses (1)	(79)	(14)
Valuation of equity investments (2)	(859)	627
Valuation and settlements of derivative instruments	88	(46)
Realized capital gains (losses)	$(462)	$662

(1)	Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior period OTTI impairment write-downs are now presented as credit losses.

(2)	Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.
Sales of fixed income securities resulted in gross gains of $456 million and $126 million and gross losses of $77 million and $60 million during the three months ended March 31, 2020 and 2019, respectively.
The following table presents the net pre-tax appreciation (decline) recognized in net income of equity securities and limited partnership interests carried at fair value that are still held as of March 31, 2020 and 2019, respectively.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended March 31,
	2020	2019
Equity securities	$(560)	$496
Limited partnership interests carried at fair value	(55)	(33)
Total	$(615)	$463

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income (1)
($ in millions)	Three months ended March 31,
	2020	2019
Assets
Fixed income securities:
Corporate	$(1)	$—
ABS	—	(1)
MBS	(3)	(1)
Total fixed income securities	(4)	(2)
Mortgage loans	(40)	—
Limited partnership interests	(7)	(1)
Other investments
Bank loans	(27)	(11)
Total credit losses by asset type	$(78)	$(14)

Liabilities
Commitments to fund commercial mortgage loans, bank loans and agent loans	(1)	—
Total	$(79)	$(14)

(1)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as OTTI impairment write-downs are now presented as credit losses.

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2020		Gains	Losses
Fixed income securities	$59,857	$2,196	$(1,284)	$912
Short-term investments	5,671	—	—	—
Derivative instruments	—	—	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships (1)				(2)
Unrealized net capital gains and losses, pre-tax				907
Amounts recognized for:
Insurance reserves (2)				(105)
DAC and DSI (3)				(128)
Amounts recognized				(233)
Deferred income taxes				(144)
Unrealized net capital gains and losses, after-tax				$530

December 31, 2019
Fixed income securities	$59,044	$2,847	$(96)	$2,751
Short-term investments	4,256	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships				(4)
Unrealized net capital gains and losses, pre-tax				2,744
Amounts recognized for:
Insurance reserves				(126)
DAC and DSI				(224)
Amounts recognized				(350)
Deferred income taxes				(507)
Unrealized net capital gains and losses, after-tax				$1,887

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

First Quarter 2020 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Change in unrealized net capital gains (losses)
($ in millions)	Three months ended March 31, 2020
Fixed income securities	$(1,839)
Short-term investments	—
Derivative instruments	—
EMA limited partnerships	2
Total	(1,837)
Amounts recognized for:
Insurance reserves	21
DAC and DSI	96
Amounts recognized	117
Deferred income taxes	363
Decrease in unrealized net capital gains and losses, after-tax	$(1,357)

Carrying value for limited partnership interests
($ in millions)	March 31, 2020			December 31, 2019
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$4,204	$1,577	$5,781	$4,463	$1,668	$6,131
Real estate	954	136	1,090	899	142	1,041
Other (1)	212	4	216	902	4	906
Total	$5,370	$1,717	$7,087	$6,264	$1,814	$8,078

(1)	Other consists of certain limited partnership interests where the underlying assets are predominately public equity securities.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of March 31, 2020 and December 31, 2019, the fair value of short-term investments totaled $5.67 billion and $4.26 billion, respectively.
Other investments Other investments primarily consist of bank loans, real estate, policy loans, agent loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Policy loans are carried at unpaid principal balances. Real estate is carried at cost less accumulated depreciation. Agent loans are loans issued to exclusive Allstate agents and are carried at amortized cost, net. Derivatives are carried at fair value.

Other investments by asset type
($ in millions)	March 31, 2020	December 31, 2019
Bank loans, net	$1,117	$1,204
Real estate	970	1,005
Policy loans	882	894
Agent loans, net	671	666
Derivatives and other	127	236
Total	$3,767	$4,005

Portfolio monitoring and credit losses
Fixed income securities The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income security that may require a credit loss allowance.
For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made the decision to sell or whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, any existing credit loss allowance would be written-off against the amortized cost basis of the asset along with any remaining unrealized losses, with incremental losses recorded in earnings.

If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates whether it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security. The Company calculates the estimated recovery value based on the best estimate of future cash flows considering past events, current conditions and reasonable and supportable forecasts. The estimated future cash flows are discounted at the security’s current effective rate and is compared to the amortized cost of the security.
The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the

16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

security. All reasonably available information relevant to the collectability of the security are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement.
If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, a credit loss allowance is recorded in earnings for the shortfall in expected cash flows; however, the amortized cost, net of the credit loss allowance, may not be lower than the fair value of the security. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $530 million as of March 31, 2020 and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
The Company’s portfolio monitoring process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost is below internally established thresholds. The process also includes the monitoring of other credit loss indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential credit losses using all reasonably available information relevant to the collectability or recovery of the security. Inherent in the Company’s evaluation of credit losses for these securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value requires a credit loss allowance are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the extent to which the fair value has been less than amortized cost.

Rollforward of credit loss allowance for fixed income securities
($ in millions)	Three months ended March 31, 2020
Beginning balance	$—
Credit losses on securities for which credit losses not previously reported	(4)
Ending balance (1)	$(4)

(1)	Allowance for fixed income securities as of March 31, 2020 comprised $1 million and $3 million of corporate bonds and MBS, respectively.

First Quarter 2020 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2020
Fixed income securities
Municipal	470	$1,029	$(28)	—	$—	$—	$(28)
Corporate	1,838	18,525	(1,161)	31	187	(70)	(1,231)
Foreign government	25	85	(3)	1	6	—	(3)
ABS	63	383	(13)	13	61	(6)	(19)
MBS	35	33	(3)	101	7	—	(3)
Total fixed income securities	2,431	$20,055	$(1,208)	146	$261	$(76)	$(1,284)
Investment grade fixed income securities	1,816	$15,130	$(689)	116	$130	$(27)	$(716)
Below investment grade fixed income securities	615	4,925	(519)	30	131	(49)	(568)
Total fixed income securities	2,431	$20,055	$(1,208)	146	$261	$(76)	$(1,284)

December 31, 2019
Fixed income securities
U.S. government and agencies	31	$1,713	$(26)	10	$26	$—	$(26)
Municipal	307	576	(9)	1	14	(2)	(11)
Corporate	186	1,392	(20)	65	485	(27)	(47)
Foreign government	55	412	(4)	6	102	(1)	(5)
ABS	36	193	(2)	23	160	(4)	(6)
MBS	27	15	—	123	14	(1)	(1)
Total fixed income securities	642	$4,301	$(61)	228	$801	$(35)	$(96)
Investment grade fixed income securities	581	$3,878	$(41)	185	$594	$(20)	$(61)
Below investment grade fixed income securities	61	423	(20)	43	207	(15)	(35)
Total fixed income securities	642	$4,301	$(61)	228	$801	$(35)	$(96)

Gross unrealized losses by unrealized loss position and credit quality as of March 31, 2020
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(579)	$(311)	$(890)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(137)	(257)	(394)
Total unrealized losses	$(716)	$(568)	$(1,284)

(1)	Below investment grade fixed income securities include $304 million that have been in an unrealized loss position for less than twelve months.

(2)	Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.

(3)	No below investment grade fixed income securities have been in an unrealized loss position for a period of twelve or more consecutive months.

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

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
As of March 31, 2020, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Loans The Company establishes a credit loss allowance for mortgage loans, bank loans and agent loans when they are originated or purchased, and for unfunded commitments unless they are unconditionally cancellable by the Company. The Company uses a probability of default and loss given default model for mortgage loans and bank loans to estimate current expected credit losses that considers all relevant information available including past events, current conditions, and reasonable and supportable forecasts over the life of an asset. The Company also considers such factors as historical losses, expected prepayments and various economic factors. For mortgage loans the Company considers origination vintage year and property level information such as debt service coverage, property type, property location and collateral value. For bank loans the Company considers the credit rating of the borrower, credit spreads and type of loan. After the reasonable and supportable forecast period, the Company’s model reverts to historical loss trends. Given the less complex and homogenous nature of agent loans, the Company estimates current expected credit losses using historical loss experience over the estimated life of the loans, adjusted for current conditions, reasonable and supportable forecasts and expected prepayments over the life of the loan.
Loans are evaluated on a pooled basis when they share similar risk characteristics. The Company monitors loans through a quarterly credit monitoring process to determine when they no longer share similar risk characteristics and are to be evaluated individually when estimating credit losses.
Loans are written off against their corresponding allowances when there is no reasonable expectation of recovery. If a loan recovers after a write-off, the estimate of expected credit losses includes the expected recovery.
Accrual of income is suspended for loans that are in default or when full and timely collection of principal and interest payments is not probable. Accrued income receivable is monitored for recoverability and when not expected to be collected is written off through net investment income. Cash receipts on loans on non-accrual status are generally recorded as a reduction of amortized cost.
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. As of March 31, 2020, accrued interest totaled $15 million, $6 million and $2 million for mortgage loans, bank loans and agent loans, respectively.
Mortgage loans When it is determined a mortgage loan shall be evaluated individually, the Company uses various methods to estimate credit losses on individual loans such as using collateral value less estimated costs to sell when applicable, including when foreclosure is probable or when repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. When collateral value is used, the mortgage loans may not have a credit loss allowance when the fair value of the collateral exceeds the loan’s amortized cost. An alternative approach may be utilized to estimate credit losses using the present value of the loan’s expected future repayment cash flows discounted at the loan’s current effective interest rate.
Individual loan credit loss allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell, when applicable, or present value of the loan’s expected future repayment cash flows.
Debt service coverage ratio is considered a key credit quality indicator when mortgage loan credit loss allowances are estimated. Debt service coverage ratio represents the amount of estimated cash flow from the property available to the borrower to meet principal and interest payment obligations. Debt service coverage ratio estimates are updated annually or more frequently if conditions are warranted based on the Company’s credit monitoring process.

First Quarter 2020 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
($ in millions)	March 31, 2020							December 31, 2019
	2015 and prior	2016	2017	2018	2019	Current	Total	Total
Below 1.0	$15	$—	$32	$—	$—	$—	$47	$56
1.0 - 1.25	66	14	32	—	91	30	233	225
1.26 - 1.50	535	14	97	318	238	—	1,202	1,237
Above 1.50	1,416	522	393	369	555	107	3,362	3,302
Amortized cost before allowance	$2,032	$550	$554	$687	$884	$137	$4,844	$4,820
Allowance (1)							(85)	(3)
Amortized cost, net							$4,759	$4,817

(1)	Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior valuation allowance is now presented as an allowance for expected credit losses.
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of March 31, 2020 and December 31, 2019.

Rollforward of credit loss allowance for mortgage loans
($ in millions)	Three months ended March 31, 2020
Beginning balance	$(3)
Cumulative effect of change in accounting principle	(42)
Net (increases) decreases related to credit losses	(40)
Ending balance	$(85)

Bank loans When it is determined a bank loan shall be evaluated individually, the Company uses various methods to estimate credit losses on individual loans such as the present value of the loan’s expected future repayment cash flows discounted at the loan’s current effective interest rate.
Credit ratings of the borrower are considered a key credit quality indicator when bank loan credit loss allowances are estimated. The ratings are updated quarterly and are either received from a nationally recognized rating agency or a comparable internal rating is derived if an externally provided rating is not available. The year of origination is determined to be the year in which the asset is acquired.

Bank loans amortized cost by credit rating and year of origination
($ in millions)	March 31, 2020
	2015 and prior	2016	2017	2018	2019	Current	Total
BBB	$—	$—	$10	$18	$9	$4	$41
BB	31	4	43	70	67	21	236
B	12	38	155	237	185	84	711
CCC and below	9	40	40	53	59	7	208
Amortized cost before allowance	52	82	248	378	320	116	1,196
Allowance							(79)
Amortized cost, net							$1,117

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended March 31, 2020
Beginning balance	$—
Cumulative effect of change in accounting principle	(53)
Net (increases) decreases related to credit losses	(27)
Reduction of allowance related to sales	1
Ending balance	$(79)

20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Agent loans The Company also monitors agent loans to determine when they should be removed from the pool and assessed for credit losses individually by using internal credit risk grades that classify the loans into risk categories. The categorization is based on relevant information about the ability of borrowers to service their debt, such as historical payment experience, current business trends, cash flow coverage and collateral quality. Internal credit risk grades are updated annually or more frequently if conditions are warranted based on the Company’s credit monitoring process.
As of March 31, 2020, 87% of agent loans balance represents the top three highest credit quality categories. The allowance for agent loans totaled $5 million as of March 31, 2020 and did not change from January 1, 2020.

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

First Quarter 2020 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

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
Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, bank loans, agent loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the individual investment’s amortized cost, net is reflected at fair value in the condensed consolidated financial statements.
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

22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Assets and liabilities measured at fair value on a non-recurring basis
Bank loans with individual credit loss allowances when valued based on broker quotes from brokers familiar with the loans and current market conditions or based on internal valuation models are included in the fair value hierarchy.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of March 31, 2020, the Company has commitments to invest $459 million in these limited partnership interests.

First Quarter 2020 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	March 31, 2020
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$5,022	$377	$—		$5,399
Municipal	—	8,651	58		8,709
Corporate - public	—	31,621	60		31,681
Corporate - privately placed	—	11,866	88		11,954
Foreign government	—	911	—		911
ABS	—	797	39		836
MBS	—	327	40		367
Total fixed income securities	5,022	54,550	285		59,857
Equity securities	3,069	290	342		3,701
Short-term investments	4,687	934	50		5,671
Other investments: Free-standing derivatives	—	77	—	$(53)	24
Separate account assets	2,434	—	—		2,434
Total recurring basis assets	15,212	55,851	677	(53)	71,687
Non-recurring basis (1)	—	—	3		3
Total assets at fair value	$15,212	$55,851	$680	$(53)	$71,690
% of total assets at fair value	21.2%	77.9%	1.0%	(0.1)%	100.0%

Investments reported at NAV					1,717
Total					$73,407

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(417)		$(417)
Other liabilities: Free-standing derivatives	(3)	(19)	—	$12	(10)
Total recurring basis liabilities	$(3)	$(19)	$(417)	$12	$(427)
% of total liabilities at fair value	0.7%	4.4%	97.7%	(2.8)%	100.0%

(1)	Includes $3 million of bank loans.

24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	December 31, 2019
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$4,689	$397	$—		$5,086
Municipal	—	8,558	62		8,620
Corporate - public	—	30,819	61		30,880
Corporate - privately placed	—	12,084	114		12,198
Foreign government	—	979	—		979
ABS	—	797	65		862
MBS	—	379	40		419
Total fixed income securities	4,689	54,013	342		59,044
Equity securities	7,407	384	371		8,162
Short-term investments	1,940	2,291	25		4,256
Other investments: Free-standing derivatives	—	180	—	$(40)	140
Separate account assets	3,044	—	—		3,044
Other assets	1	—	—		1
Total recurring basis assets	17,081	56,868	738	(40)	74,647
Total assets at fair value	$17,081	$56,868	$738	$(40)	$74,647
% of total assets at fair value	22.9%	76.2%	1.0%	(0.1)%	100.0%

Investments reported at NAV					1,814
Total					$76,461
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(462)		$(462)
Other liabilities: Free-standing derivatives	—	(84)	—	$12	(72)
Total recurring basis liabilities	$—	$(84)	$(462)	$12	$(534)
% of total liabilities at fair value	—%	15.7%	86.5%	(2.2)%	100.0%

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2020
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(361)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.71%

December 31, 2019
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(430)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.67%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2020 and December 31, 2019, Level 3 fair value measurements of fixed income securities total $285 million and $342 million, respectively, and include $37 million and $50 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $33 million and $36 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.

First Quarter 2020 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2020
	Balance as of December 31, 2019	Total gains (losses) included in:		Transfers						Balance as of March 31, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$62	$1	$(1)	$—	$—	$—	$(2)	$—	$(2)	$58
Corporate - public	61	—	—	—	—	—	—	—	(1)	60
Corporate - privately placed	114	—	(1)	—	(25)	1	—	—	(1)	88
ABS	65	—	—	26	(49)	33	(9)	—	(27)	39
MBS	40	—	—	—	—	—	—	—	—	40
Total fixed income securities	342	1	(2)	26	(74)	34	(11)	—	(31)	285
Equity securities	371	(30)	—	—	—	1	—	—	—	342
Short-term investments	25	—	—	—	—	25	—	—	—	50
Total recurring Level 3 assets	738	(29)	(2)	26	(74)	60	(11)	—	(31)	677
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(462)	48	—	—	—	—	—	(8)	5	(417)
Total recurring Level 3 liabilities	$(462)	$48	$—	$—	$—	$—	$—	$(8)	$5	$(417)

Total Level 3 gains (losses) included in net income for the three months ended March 31, 2020
	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$(23)	$(6)	$(24)	$72	$19

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2019
	Balance as of December 31, 2018	Total gains (losses) included in:		Transfers						Balance as of March 31, 2019
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$70	$—	$1	$—	$—	$—	$(2)	$—	$(1)	$68
Corporate - public	70	—	1	—	—	20	—	—	(1)	90
Corporate - privately placed	90	(2)	2	15	—	—	(13)	—	(2)	90
ABS	69	—	—	—	(47)	78	(10)	—	(3)	87
MBS	26	—	—	3	—	6	—	—	—	35
Total fixed income securities	325	(2)	4	18	(47)	104	(25)	—	(7)	370
Equity securities	341	28	—	—	—	2	(68)	—	—	303
Short-term investments	30	—	—	—	—	10	—	—	—	40
Free-standing derivatives, net	1	—	—	—	—	—	—	—	—	1
Total recurring Level 3 assets	697	26	4	18	(47)	116	(93)	—	(7)	714
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(224)	(28)	—	—	—	—	—	—	1	(251)
Total recurring Level 3 liabilities	$(224)	$(28)	$—	$—	$—	$—	$—	$—	$1	$(251)

Total Level 3 gains (losses) included in net income for the three months ended March 31, 2019
	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$—	$26	$8	$(36)	$(2)
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three months ended March 31, 2020 and 2019 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers into Level 3 during 2019 also included derivatives embedded in equity-indexed universal life contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.

Transfers out of Level 3 during the three months ended March 31, 2020 and 2019 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of March 31,
($ in millions)	Three months ended March 31,
	2020	2019
Assets
Fixed income securities:
Municipal	$1	$—
Equity securities	$(30)	$4
Free-standing derivatives, net	—	—
Total recurring Level 3 assets	$(29)	$4
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$48	$(28)
Total recurring Level 3 liabilities	48	(28)
Total included in net income	$19	$(24)

Components of net income
Net investment income	$(23)	$—
Realized capital gains (losses)	(6)	4
Life contract benefits	(24)	8
Interest credited to contractholder funds	72	(36)
Total included in net income	$19	$(24)

Assets
Municipal	$(1)
Corporate - privately placed	(1)
Total recurring Level 3 assets	$(2)
Changes in unrealized net capital gains and losses reported in OCI (1)	$(2)

(1)	Effective January 1, 2020, the Company adopted the fair value accounting standard that prospectively requires the disclosure of valuation changes reported in OCI.

Financial instruments not carried at fair value
($ in millions)		March 31, 2020		December 31, 2019
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$4,759	$4,875	$4,817	$5,012
Bank loans	Level 3	1,117	1,042	1,204	1,185
Agent loans	Level 3	671	686	666	664

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$8,190	$8,755	$8,438	$9,158
Long-term debt	Level 2	6,633	7,568	6,631	7,738
Liability for collateral	Level 2	1,291	1,291	1,829	1,829

(1) Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

First Quarter 2020 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Note 7	Derivative Financial Instruments
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
When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The Company designates certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item. The fair value of the hedged liability is reported in contractholder funds in the Condensed Consolidated Statements of Financial Position. The impact from results of the fair value hedge is reported in interest credited to contractholder funds in the Condensed Consolidated Statements of Operations.
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

28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.

Fair value hedges The Company had one derivative designated as a fair value hedge as of March 31, 2020 and 2019.
Cash flow hedges The Company had no derivatives designated as a cash flow hedge as of March 31, 2020 and 2019.

Summary of the volume and fair value positions of derivative instruments as of March 31, 2020
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$2	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	—	568	—	—	—
Equity and index contracts
Options	Other investments	—	3,262	21	21	—
Futures	Other assets	—	12	—	—	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	83	n/a	(5)	—	(5)
Foreign currency contracts
Foreign currency forwards	Other investments	629	n/a	42	44	(2)
Credit default contracts
Credit default swaps – buying protection	Other investments	114	n/a	1	4	(3)
Credit default swaps – selling protection	Other investments	7	n/a	—	—	—
Subtotal		833	3,842	59	69	(10)
Total asset derivatives		$835	3,842	$59	$69	$(10)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$33	n/a	$—	$—	$—
Futures	Other liabilities & accrued expenses	—	6,808	(1)	—	(1)
Equity and index contracts
Options	Other liabilities & accrued expenses	—	3,016	(4)	—	(4)
Futures	Other liabilities & accrued expenses	—	1,476	(2)	—	(2)
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	2	n/a	—	—	—
Total return swap agreements – equity index	Other liabilities & accrued expenses	6	n/a	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	145	n/a	6	7	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	127	n/a	(33)	—	(33)
Guaranteed withdrawal benefits	Contractholder funds	164	n/a	(23)	—	(23)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,768	n/a	(361)	—	(361)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	54	n/a	—	1	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	752	n/a	(2)	—	(2)
Total liability derivatives		3,051	11,300	(421)	$8	$(429)
Total derivatives		$3,886	15,142	$(362)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

First Quarter 2020 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2019
($ in millions, except number of contracts)		Volume
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Other	Other assets	$2	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	—	3,668	—	—	—
Equity and index contracts
Options	Other investments	—	5,539	140	140	—
Futures	Other assets	—	1,533	1	1	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	56	n/a	1	1	—
Credit default contracts
Credit default swaps – buying protection	Other investments	17	n/a	—	—	—
Subtotal		73	10,740	142	142	—
Total asset derivatives		$75	10,740	$142	$142	$—

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$34	n/a	$—	$—	$—
Futures	Other liabilities & accrued expenses	—	1,089	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	5,400	(68)	—	(68)
Futures	Other liabilities & accrued expenses	—	3	—	—	—
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	119	n/a	—	—	—
Total return swap agreements – equity index	Other liabilities & accrued expenses	187	n/a	11	11	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	745	n/a	19	28	(9)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	161	n/a	(18)	—	(18)
Guaranteed withdrawal benefits	Contractholder funds	205	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,791	n/a	(430)	—	(430)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	152	n/a	(7)	—	(7)
Credit default swaps – selling protection	Other liabilities & accrued expenses	9	n/a	—	—	—
Total liability derivatives		3,403	6,492	(507)	$39	$(546)
Total derivatives		$3,478	17,232	$(365)

30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2020
Asset derivatives	$56	$(18)	$(35)	$3	$—	$3
Liability derivatives	(13)	18	(6)	(1)	—	(1)

December 31, 2019
Asset derivatives	$40	$(39)	$(1)	$—	$—	$—
Liability derivatives	(16)	39	(27)	(4)	—	(4)

(1)	All OTC derivatives are subject to enforceable master netting agreements.

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2020
Interest rate contracts	$39	$—	$—	$—	$39
Equity and index contracts	28	—	(50)	(45)	(67)
Embedded derivative financial instruments	—	(24)	69	—	45
Foreign currency contracts	36	—	—	—	36
Credit default contracts	(8)	—	—	—	(8)
Total return swaps - fixed income	(9)	—	—	—	(9)
Total return swaps - equity index	2	—	—	—	2
Total	$88	$(24)	$19	$(45)	$38

Three months ended March 31, 2019
Interest rate contracts	$7	$—	$—	$—	$7
Equity and index contracts	(71)	—	31	21	(19)
Embedded derivative financial instruments	—	8	(35)	—	(27)
Foreign currency contracts	5	—	—	—	5
Credit default contracts	(4)	—	—	—	(4)
Total return swaps - fixed income	2	—	—	—	2
Total return swaps - equity index	15	—	—	—	15
Total	$(46)	$8	$(4)	$21	$(21)

First Quarter 2020 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of March 31, 2020, counterparties pledged $45 million in collateral to the Company, and the Company pledged $4 million in cash and securities to counterparties which includes $3 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position.

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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	March 31, 2020				December 31, 2019
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	4	$718	$40	$2	6	$868	$29	$—
A	1	221	6	—	—	—	—	—
Total	5	$939	$46	$2	6	$868	$29	$—

(1)	Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of March 31, 2020, the Company pledged $39 million in the form of margin deposits.
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

($ in millions)	March 31, 2020	December 31, 2019
Gross liability fair value of contracts containing credit-risk-contingent features	$13	$16
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(10)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(3)	(3)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$2

32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2020
Single name
Corporate debt	$—	$—	$—	$—	$9	$9	$—
Index
Corporate debt	6	12	168	510	54	750	(2)
Total	$6	$12	$168	$510	$63	$759	$(2)

December 31, 2019
Single name
Corporate debt	$—	$—	$—	$—	$9	$9	$—
Total	$—	$—	$—	$—	$9	$9	$—

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

First Quarter 2020 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

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
Allstate’s reserves for asbestos claims were $790 million and $810 million, net of recoverables of $351 million and $362 million, as of March 31, 2020 and December 31, 2019, respectively. Reserves for environmental claims were $175 million and $179 million, net of recoverables of $39 million and $40 million, as of March 31, 2020 and December 31, 2019, respectively.

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Three months ended March 31,
($ in millions)	2020	2019
Balance as of January 1	$27,712	$27,423
Less recoverables (1)	(6,912)	(7,155)
Net balance as of January 1	20,800	20,268
Incurred claims and claims expense related to:
Current year	5,333	5,808
Prior years	8	12
Total incurred	5,341	5,820
Claims and claims expense paid related to:
Current year	(2,352)	(2,270)
Prior years	(3,554)	(3,294)
Total paid	(5,906)	(5,564)
Net balance as of March 31	20,235	20,524
Plus recoverables	6,913	7,020
Balance as of March 31	$27,148	$27,544

(1)	Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $211 million and $680 million in the three months ended March 31, 2020 and 2019, respectively, net of recoverables.

Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Prior year reserve reestimates included in claims and claims expense (1)
	Three months ended March 31,
($ in millions)	Non-catastrophes losses		Catastrophes losses		Total
	2020	2019	2020	2019 (2)	2020	2019
Auto	$22	$(53)	$(9)	$(1)	$13	$(54)
Homeowners	1	7	(8)	46	(7)	53
Other personal lines	(2)	(2)	(4)	9	(6)	7
Commercial lines	5	5	1	(1)	6	4
Discontinued Lines and Coverages	2	2	—	—	2	2
Service Businesses	—	—	—	—	—	—
Total prior year reserve reestimates	$28	$(41)	$(20)	$53	$8	$12

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Includes $15 million of reinstatement reinsurance premiums incurred during the period related to the 2018 Camp Fire, which primarily impacted homeowners reestimates.

34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 9	Reinsurance and indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and life premiums and contract charges
($ in millions)	Three months ended March 31,
	2020	2019
Property and casualty insurance premiums earned	$(289)	$(260)
Life premiums and contract charges	(44)	(63)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense, life contract benefits and interest credited to contractholder funds
($ in millions)	Three months ended March 31,
	2020	2019
Property and casualty insurance claims and claims expense	$(131)	$(91)
Life contract benefits	(91)	(23)
Interest credited to contractholder funds	(5)	(3)

Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	March 31, 2020	December 31, 2019
Property and casualty
Paid and due from reinsurers and indemnitors	$101	$112
Unpaid losses estimated (including IBNR)	6,913	6,912
Total property and casualty	$7,014	$7,024

Annuities	1,377	1,305
Life insurance	735	794
Other	88	88
Total	$9,214	$9,211

Property and casualty As of March 31, 2020, the credit loss allowance for reinsurance recoverables, primarily related to discontinued lines and coverages reinsurance ceded decreased to $59 million from $60 million at January 1, 2020 primarily due to a $1 million decrease in the current provision for credit losses.
Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.
Annuities, life insurance and other As of March 31, 2020, the credit loss allowance for reinsurance recoverables related to life reinsurance ceded increased to $15 million from $14 million at January 1, 2020 primarily due to $1 million of credit losses.
The Company had $63 million and $70 million of reinsurance recoverables, net of an allowance for estimated uncollectible amounts, related to Scottish Re (U.S.), Inc. as of March 31, 2020 and December 31, 2019. On December 14, 2018, the Delaware Insurance Commissioner placed Scottish Re (U.S.), Inc. under regulatory supervision.  On March 6, 2019, the Chancery Court of the State of Delaware entered a Rehabilitation and Injunction Order (the “Rehabilitation Order”) in response to a petition filed by the Insurance Commissioner (the “Petition”).

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

First Quarter 2020 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Note 10	Capital Structure
Redemption of preferred stock On January 15, 2020, the Company redeemed all 11,500 shares of its Fixed Rate Noncumulative Preferred Stock, Series A, par value $1.00 per share and liquidation preference $25,000 per share and the corresponding depositary shares. The total redemption payment was $288 million, using the proceeds from the issuance of the

Fixed Rate Noncumulative Perpetual Preferred Stock, Series I, on November 8, 2019. The Company recognized $10 million of original issuance costs in preferred stock dividends on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Shareholders’ Equity as a result of the preferred stock redemption.

Note 11	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:

•	Employee - severance and relocation benefits

•	Exit - contract termination penalties

The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $5 million and $18 million during the three months ended March 31, 2020 and 2019, respectively. Restructuring expenses in 2020 primarily related to realignment of certain employees to centralized talent centers.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2019	$14	$8	$22
Expense incurred	2	1	3
Adjustments to liability	2	—	2
Payments	(4)	(2)	(6)
Restructuring liability as of March 31, 2020	$14	$7	$21

As of March 31, 2020, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $106 million for employee costs and $8 million for exit costs.

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
The aggregate liability balance related to all guarantees was not material as of March 31, 2020.
Regulation and compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict

First Quarter 2020 Form 10-Q 36

Notes to Condensed Consolidated Financial Statements

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

First Quarter 2020 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

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
Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. There are pending putative class actions, including Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla. filed January 2019), and litigation involving individual plaintiffs. The Company is vigorously asserting both procedural and substantive defenses to lawsuits involving issues of unsettled Florida law.
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio filed March 2020); Ferguson-Luke v. Allstate Property and Casualty Insurance Company (N.D. Ohio filed April 2020); Brasher v. Allstate Indemnity Company (N.D. Ala. filed February 2018); Huey v. Allstate Vehicle and Property Insurance Company (N.D. Miss. filed October 2019); Floyd v. Allstate Indemnity (D.S.C. filed January 2020); Clark v. Allstate Vehicle and Property Insurance Company (Circuit Court of Independence Co., Ark. filed February 2016). No classes have been certified in any of these matters.
Other proceedings The stockholder derivative actions described below are disclosed pursuant to SEC disclosure requirements for these types of matters. The putative class action alleging violations of the federal securities laws is disclosed because it involves similar allegations to those made in the stockholder derivative actions.

38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
In Sundquist v. Wilson, et al., another plaintiff alleging to be a stockholder of the Company filed a stockholder derivative complaint in the United States District Court for the Northern District of Illinois on May 21, 2018. The plaintiff seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former chief financial officer, who is a vice chairman of the Company, and certain present or former members of the board of directors.
The complaint alleges breaches of fiduciary duty based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation as well as state law “misappropriation” claims based on stock option transactions by the Company’s chairman, president and chief executive officer, its former chief financial officer, who is a vice chairman of the Company, and certain members of the board of directors. Defendants moved to dismiss and/or stay the complaint on August 7, 2018. On December 4, 2018, the court granted the defendants’ motion and stayed the case pending the resolution of the consolidated Biefeldt/IBEW matter.
Mims v. Wilson, et al., is an additional stockholder derivative action filed on February 12, 2020 in the United States District Court for the Northern District of Illinois. The plaintiff seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former chief financial officer, who is a vice chairman of the Company, and certain present or former members of the board of directors. The complaint alleges breaches of fiduciary duty and unjust enrichment based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation.
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

First Quarter 2020 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

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

Note 13	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended March 31,
($ in millions)	2020	2019
Pension benefits
Service cost	$28	$28
Interest cost	56	65
Expected return on plan assets	(104)	(93)
Amortization of prior service credit	(14)	(14)
Costs and expenses	(34)	(14)
Remeasurement of projected benefit obligation	(116)	387
Remeasurement of plan assets	434	(391)
Remeasurement (gains) losses	318	(4)
Pension net cost (benefit)	$284	$(18)

Postretirement benefits
Service cost	$1	$2
Interest cost	3	4
Amortization of prior service credit	(1)	(1)
Costs and expenses	3	5
Remeasurement of projected benefit obligation	—	19
Remeasurement of plan assets	—	—
Remeasurement (gains) losses	—	19
Postretirement net cost	$3	$24

Pension and postretirement benefits
Costs and expenses	$(31)	$(9)
Remeasurement (gains) losses	318	15
Total net cost	$287	$6

Differences between expected and actual returns on plan assets and changes in assumptions affect the Company’s pension and other postretirement obligations, plan assets and expenses.

Pension and postretirement benefits remeasurement gains and losses
	Three months ended March 31,
($ in millions)	2020	2019
Remeasurement of projected benefit obligation (gains) losses - discount rate	$(36)	$265
Remeasurement of projected benefit obligation (gains) losses - other assumptions	(80)	141
Remeasurement of plan assets (gains) losses	434	(391)
Remeasurement (gains) losses	$318	$15
The losses for the first quarter of 2020 primarily related to unfavorable asset performance compared to the expected return on plan assets, partially offset by changes in actuarial assumptions.
The weighted average discount rate used to measure the benefit obligation increased to 3.37% at March 31, 2020 compared to 3.31% at December 31, 2019 resulting in gains for the first quarter in 2020.

The gains for the first quarter of 2020 due to changes in actuarial assumptions that affect pension and other postretirement obligations primarily related to a decrease in interest crediting rates used to value liabilities.
For the first quarter of 2020, the actual return on plan assets was lower than expected return due to weak equity market performance, partially offset by

40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

declines in interest rates which increased the fair value of the fixed income investments.

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $21 million and $128 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of other investments for the three months ended March 31, 2020 and 2019, respectively.
Non-cash financing activities include $51 million and $46 million related to the issuance of Allstate common shares for vested equity awards for the three months ended March 31, 2020 and 2019, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $39 million for the three months ended March 31, 2020. Non-cash operating activities include $31 million related to ROU assets obtained in exchange for lease obligations for the three months ended March 31, 2020.
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

($ in millions)	Three months ended March 31,
	2020	2019
Net change in proceeds managed
Net change in fixed income securities	$—	$60
Net change in short-term investments	538	(575)
Operating cash flow provided (used)	$538	$(515)

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,829)	$(1,458)
Liabilities for collateral, end of period	(1,291)	(1,973)
Operating cash flow (used) provided	$(538)	$515

Note 15	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended March 31,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,433)	$303	$(1,130)	$1,287	$(273)	$1,014
Less: reclassification adjustment of realized capital gains and losses	287	(60)	227	51	(11)	40
Unrealized net capital gains and losses	(1,720)	363	(1,357)	1,236	(262)	974
Unrealized foreign currency translation adjustments	(49)	10	(39)	6	(1)	5
Unamortized pension and other postretirement prior service credit (1)	6	(2)	4	(15)	3	(12)
Other comprehensive (loss) income	$(1,763)	$371	$(1,392)	$1,227	$(260)	$967

(1)	Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

First Quarter 2020 Form 10-Q 41

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2020, the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2020, we expressed an unqualified opinion on those consolidated financial statements (which report expresses an unmodified opinion and includes an emphasis of a matter paragraph relating to the change in accounting principles of accounting for recognizing pension and other postretirement benefit plan costs and the change in the presentation and method of accounting for the recognition and measurement of financial assets and financial liabilities). In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2019 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
May 5, 2020

42 www.allstate.com

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Month Periods Ended March 31, 2020 and 2019
Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and related notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation annual report on Form 10-K for 2019, filed February 21, 2020.
Further analysis of our insurance segments is provided in the Property-Liability Operations and Segment Results sections, including Allstate Protection and Discontinued Lines and Coverages, Service Businesses, Allstate Life, Allstate Benefits, and Allstate Annuities, of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which the chief operating decision maker reviews financial performance and makes decisions about the allocation of resources.
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel restrictions, government-imposed shelter-in-place orders, quarantine periods and social distancing, have caused material disruption to businesses globally resulting in increased unemployment, a potential recession and increased economic uncertainty. The Coronavirus has caused pervasive and on-going financial market and business disruptions. Global equity and fixed income markets have experienced historic levels of volatility.
Allstate has been proactive in protecting the health and safety of our employees and agents, while delivering on its commitment to protect our customers. We executed business continuity plans, maximized work from home and developed exposure escalation protocols.
Depending on its length and severity, the Coronavirus and the related containment actions may significantly affect our results of operations, financial condition and liquidity, including sales of new policies and shared economy demand, retention, supply chain disruption and severity costs, life insurance mortality and hospital and outpatient claim costs, annuity reserves, lower investment valuations and returns and increases in credit allowance exposure. In addition, the actions may impact the Company’s operations.
The magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers to mitigate health risks create significant uncertainty. We will continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the length and severity of the pandemic or its impact to our operations, but the effects could be material.
A pandemic such as the Coronavirus and its impacts were contemplated in the risk factors set forth under “Item 1A. Risks Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2019, including the risk factors titled “A large-scale pandemic, the occurrence of terrorism or military actions may have an adverse effect on our business” and “Conditions in the global economy and capital markets could adversely affect our business and results of operations”.
We have continued to support our customers during the Coronavirus pandemic as we:

•
Announced a Shelter-in-Place Payback of over $600 million to customers, as the significant decline in the number of auto accidents contributed favorably to our underwriting results; $210 million of this cost was accrued in first quarter 2020 and the remainder will be recognized in second quarter 2020

•	Announced the Allstate Special Payment plan to provide more flexible payment options, including the option to delay payments

•	Extended auto insurance coverage to customers using their personal vehicles to deliver food, medicine and other goods for commercial purposes; coverage for these activities is typically excluded

•	Offered free Allstate Identity Protection to U.S. residents through December 31, 2020, regardless of whether they are already Allstate customers

•	Increased the utilization of virtual tools such as QuickFoto Claim® and Virtual Assist® to allow for a simple, fast and safe claims handling process for customers and our employees
The following sections summarize the potential impacts of the Coronavirus on each of our segments, investments and capital resources and liquidity that may continue, emerge or accelerate into 2021.
Allstate Protection

•	Declines in auto new issued applications due to lower car sales and reductions in consumer shopping for insurance

•	Slower written premiums growth due to decreased consumer demand and fewer filings for rate increases

•	Lower miles and usage in shared economy products

•	Lower auto accident frequency from reduced miles driven

•	Increased auto claim severity due to more severe accidents or higher replacement parts inflation

•	Increased exposure to allowances for uncollectible receivables

First Quarter 2020 Form 10-Q 43

Service Businesses

•	Potential declines in Allstate Protection Plans growth of premiums and PIF due to decreased consumer spending and decreases in retail sales resulting from increasing unemployment

•	Reduced demand for Allstate Dealer Services products due to lower new and used car sales

•	Decline in claims in Allstate Dealer Services and Allstate Roadside Services due to lower miles driven

•	Decreased Allstate Identity Protection revenue growth due to higher unemployment

•	Increased costs from Allstate Identity Protection providing free identity protection to consumers through the end of the year
Allstate Life

•	Higher death benefit costs

•	Decline in sales due to temporary underwriting restrictions placed on new business; agents will be able to offer coverage to customers outside the new guidelines through non-proprietary carriers

•	Accelerated amortization of deferred policy acquisition costs (“DAC”) due to lower expected future profits
Allstate Benefits

•
Increased claim cost exposure for our hospital indemnity, accident, disability and life products, partially offset by lower sports related and auto accident injury claims and fewer elective surgeries reducing hospital product exposure

•	Decreased sales and increased policy lapses due to higher unemployment and decreased spend on voluntary products
Allstate Annuities

•	Lower performance-based investment income

•	Higher reserves associated with prolonged low rate environment

Investments

•	Adverse impact on the market values and valuations of fixed income securities, equity securities and performance-based investments

•	Fixed income securities in certain sectors such as energy, automotive, retail, travel, lodging and airlines were more severely impacted than others

•
State and local government budgets may be strained by the costs of responding to the Coronavirus and reduced tax revenues from lower economic activity which may have an adverse impact on valuations and returns of our municipal bond portfolio

•	Volatility in future investment results due to capital market conditions, including the pace of economic recovery and effectiveness of the fiscal and monetary policy responses

•	Higher expected credit losses on loan portfolios
We believe the Company has ample capital resources and liquidity to manage through the pandemic

•	Parent holding company deployable assets remains strong at $3.41 billion to meet our obligations

•	We have highly liquid securities that are generally saleable within one week totaling $8.81 billion

•	Through February 2021, the maximum amount of AIC dividends payable is $3.73 billion, of which $2.06 billion was paid through March 31, 2020
Within the MD&A we have included further disclosures related to the impacts of the Coronavirus on our first quarter 2020 results, including strategy and mitigation plans for exposures in our investment portfolio and details on our strong liquidity position within our capital resources and liquidity sections.

44 www.allstate.com

Operating Priorities
Our operating priorities remain unchanged amid the Coronavirus. To achieve its goals in 2020, Allstate is focused on the following priorities:

• Better serve customers
• Grow customer base
• Achieve target returns on capital
• Proactively manage investments
• Build long-term growth platforms
Transformative Growth Plan
We have initiated a multi-year Transformative Growth Plan to increase personal property-liability market share. We continue to execute this plan as we manage through the impacts from the Coronavirus. The plan has three components: expand customer access, enhance the customer value proposition and invest in marketing and technology. As part of this plan, Esurance will be integrated into the Allstate brand in the second half of 2020 as we are repositioning the Allstate brand for broader customer access.
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Discontinued Lines and Coverages segments and adjusted net income for the Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other segments.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expense (“losses”), Shelter-in-Place Payback expense, amortization of DAC, operating costs and expenses, amortization of purchased intangibles and restructuring and related charges, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. Underwriting income is reconciled to net income applicable to common shareholders in the Property-Liability Operations section of Management’s Discussion and Analysis.

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

First Quarter 2020 Form 10-Q 45

Highlights

Consolidated net income
($ in millions)

Consolidated net income applicable to common shareholders decreased 59.3% in the first quarter of 2020 compared to the same period of 2019 as higher underwriting income in Allstate Protection was more than offset by net realized capital losses in the first quarter of 2020 compared to gains in same period of 2019, pension and other postretirement remeasurement losses and lower net investment income.

Total revenue
($ in millions)

Total revenue decreased 8.3% in the first quarter of 2020 compared to the first quarter of 2019, driven by net realized capital losses of $462 million in the first quarter of 2020 compared to gains of $662 million in the same period of 2019 and lower net investment income, partially offset by a 4.9% increase in property and casualty insurance premiums earned. Insurance premiums earned increased in Allstate Protection (Allstate, Esurance and Encompass brands) and Service Businesses (Allstate Protection Plans and Allstate Dealer Services) segments.

Net investment income
($ in millions)

Net investment income decreased 35.0% in the first quarter of 2020 compared to the first quarter of 2019, primarily due to a $214 million decrease in income from performance-based investments.

46 www.allstate.com

Summarized financial results

	Three months ended March 31,
($ in millions)	2020	2019
Revenues
Property and casualty insurance premiums	$9,235	$8,802
Life premiums and contract charges	617	628
Other revenue	265	250
Net investment income	421	648
Realized capital gains (losses)	(462)	662
Total revenues	10,076	10,990

Costs and expenses
Property and casualty insurance claims and claims expense	(5,341)	(5,820)
Shelter-in-Place Payback expense	(210)	—
Life contract benefits and interest credited to contractholder funds	(633)	(659)
Amortization of deferred policy acquisition costs	(1,401)	(1,364)
Operating, restructuring and interest expenses	(1,485)	(1,481)
Pension and other postretirement remeasurement gains (losses)	(318)	(15)
Amortization of purchased intangibles	(28)	(32)
Total costs and expenses	(9,416)	(9,371)

Gain on disposition of operations	1	1
Income tax expense	(112)	(328)
Net income	549	1,292

Preferred stock dividends	(36)	(31)
Net income applicable to common shareholders	$513	$1,261
Segment highlights
Allstate Protection underwriting income was $1.35 billion in the first quarter of 2020, a 91.7% increase from $703 million in the first quarter of 2019. The increase was primarily due to lower catastrophe losses, increased premiums earned and a decline in auto non-catastrophe losses, partially offset by Shelter-in-Place Payback expense.
Catastrophe losses were $211 million in the first quarter of 2020 compared to $680 million in the first quarter of 2019.
Premiums written increased 3.2% to $8.59 billion in the first quarter of 2020 compared to the same period of 2019.
Service Businesses adjusted net income was $37 million in the first quarter of 2020 compared to $11 million in the first quarter of 2019. The improvement was primarily due to growth of Allstate Protection Plans and improved loss experience and expenses at Allstate Roadside Services, partially offset by higher operating expenses related to investing in growth and developing new products and distribution channels for Allstate Protection Plans and Allstate Identity Protection.
Total revenues increased 9.7% to $430 million in the first quarter of 2020 compared to the same period of 2019 due to growth at Allstate Protection Plans, Allstate Dealer Services, Arity and Allstate Identity Protection.

Allstate Life adjusted net income was $80 million in the first quarter of 2020 compared to $73 million in the first quarter of 2019, primarily due to lower operating costs and expenses, partially offset by higher amortization of DAC.
Premiums and contract charges decreased 1.2% to $333 million in the first quarter of 2020 compared to the same period of 2019.
Allstate Benefits adjusted net income was $24 million in the first quarter of 2020 compared to $31 million in the first quarter of 2019, primarily due to higher operating costs and expenses driven by increased investments in technology and higher amortization of DAC.
Premiums and contract charges decreased 2.1% to $282 million in the first quarter of 2020 compared to the same period of 2019.
Allstate Annuities adjusted net loss was $139 million in the first quarter of 2020 compared to a loss of $25 million in the first quarter of 2019, primarily due to lower net investment income.
Net investment income decreased 75.3% to $47 million in the first quarter of 2020 compared to the same period of 2019, primarily due to lower performance-based investment results and lower average investment balances.

First Quarter 2020 Form 10-Q 47

Financial highlights
Investments totaled $84.84 billion as of March 31, 2020, decreasing from $88.36 billion as of December 31, 2019.
Shareholders’ equity As of March 31, 2020, shareholders’ equity was $24.17 billion. This total included $3.41 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $69.67, an increase of 9.6% from $63.59 as of March 31, 2019, and a decrease of 4.7% from $73.12 as of December 31, 2019.
Return on average common shareholders’ equity For the twelve months ended March 31, 2020, net income applicable to common shareholders’ return on average common shareholders’ equity was 18.0%, an increase of 7.2 points from 10.8% for the twelve months ended March 31, 2019. The increase was primarily due to higher net income applicable to common shareholders for the trailing twelve-month period ended March 31, 2020, partially offset by an increase in average common shareholders’ equity.

Pension and other postretirement measurement gains and losses In the first quarter of 2020, we recorded pension and other postretirement measurement losses of $318 million compared to losses of $15 million in the same period of 2019. The losses for the first quarter of 2020 primarily related to unfavorable asset performance compared to the expected return on plan assets, partially offset by changes in actuarial assumptions. See Note 13 of the condensed consolidated financial statements for further information.
Adopted accounting standard
Effective January 1, 2020, we adopted the measurement of credit losses on financial instruments accounting standard that primarily affected mortgage loans, bank loans and reinsurance recoverables. Subsequent to the adoption, we measure credit losses on financial instruments, including losses related to mortgage loans, bank loans and reinsurance recoverables, using the expected credit loss model. This model requires us to recognize an estimate of expected credit losses for affected financial assets in a valuation allowance that when deducted from the amortized cost basis of the related financial assets results in a net carrying value at the amount expected to be collected.
See Note 1 of the condensed consolidated financial statements for additional details on the adopted accounting standard.

48 www.allstate.com

Property-Liability Operations

Property-Liability Operations
Overview Property-Liability operations consist of two reportable segments: Allstate Protection and Discontinued Lines and Coverages. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.
See the Coronavirus discussion in the Highlights section of the MD&A.
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

•
Expense ratio: the ratio of amortization of DAC, operating costs and expenses, amortization of purchased intangibles, restructuring and related charges and Shelter-in-Place Payback expense, less other revenue to premiums earned.

•
Combined ratio: the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned, or underwriting margin.

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

•	Effect of Shelter-in-Place Payback expense on combined ratio: the ratio of Shelter-in-Place Payback expense to premiums earned.

First Quarter 2020 Form 10-Q 49

Property-Liability Operations

Summarized financial data
	Three months ended March 31,
($ in millions, except ratios)	2020	2019
Premiums written	$8,592	$8,327

Revenues
Premiums earned	$8,881	$8,507
Other revenue	181	176
Net investment income	202	291
Realized capital gains (losses)	(103)	497
Total revenues	9,161	9,471

Costs and expenses
Claims and claims expense	(5,251)	(5,730)
Shelter-in-Place Payback expense (1)	(210)	—
Amortization of DAC	(1,167)	(1,164)
Operating costs and expenses	(1,085)	(1,071)
Restructuring and related charges	(4)	(18)
Total costs and expenses	(7,717)	(7,983)

Income tax expense	(282)	(306)
Net income applicable to common shareholders	$1,162	$1,182

Underwriting income	$1,345	$700
Net investment income	202	291
Income tax expense on operations	(303)	(202)
Realized capital gains (losses), after-tax	(82)	393
Net income applicable to common shareholders	$1,162	$1,182

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$231	$627
Catastrophe reserve reestimates (2) (3)	(20)	53
Total catastrophe losses	$211	$680

Non-catastrophe reserve reestimates (2)	28	(41)
Prior year reserve reestimates (2)	8	12

GAAP operating ratios
Loss ratio	59.1	67.4
Expense ratio (4)	25.8	24.4
Combined ratio	84.9	91.8
Effect of catastrophe losses on combined ratio	2.4	8.0
Effect of prior year reserve reestimates on combined ratio (3)	0.1	0.2
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.2)	0.6
Effect of restructuring and related charges on combined ratio	—	0.2
Effect of Discontinued Lines and Coverages on combined ratio	0.1	0.1
Effect of Shelter-in-Place Payback expense on combined and expense ratios	2.4	—

(1)
Due to the significant declines in the number of auto accidents caused by mandated sequestration policies, Allstate, Esurance and Encompass auto insurance customers will receive a Shelter-in-Place Payback of over $600 million with $210 million recognized in the first quarter of 2020 and the remainder to be recognized in the second quarter of 2020.

(2)	Favorable reserve reestimates are shown in parentheses.

(3)	2019 includes $15 million of reinstatement reinsurance premiums incurred during the period related to the 2018 Camp Fire.

(4)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

50 www.allstate.com

Property-Liability Operations

Net investment income decreased 30.6% or $89 million in the first quarter of 2020 compared to the same period of 2019, due to lower performance-based investment income, mainly from limited partnerships, including estimated declines recognized on four private equity investments totaling $51 million.

Net investment income
	Three months ended March 31,
($ in millions)	2020	2019
Fixed income securities	$267	$259
Equity securities	6	23
Mortgage loans	6	4
Limited partnership interests	(77)	6
Short-term investments	9	15
Other	25	26
Investment income, before expense	236	333
Investment expense (1) (2)	(34)	(42)
Net investment income	$202	$291

(1)
Investment expense includes $8 million and $13 million of investee level expenses in the first quarter of 2020 and 2019, respectively. Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments. Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Investment expense includes $4 million and $7 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the first quarter of 2020 and 2019, respectively.

Realized capital gains and losses Net realized capital losses in the first quarter related primarily to decreases in the valuation of equity securities, partially offset by gains on sales of fixed income securities. Valuation of equity investments for the three months ended March 31, 2020 includes $431 million of declines in the valuation of equity securities and $81 million of declines in value primarily related to certain limited partnerships where the underlying assets are predominately public equity securities.

Realized capital gains (losses)
($ in millions)	Three months ended March 31,
	2020	2019
Sales (1)	$366	$101
Credit losses (2)	(35)	(7)
Valuation of equity investments	(512)	453
Valuation and settlements of derivative instruments	78	(50)
Realized capital gains (losses), pre-tax	(103)	497
Income tax benefit (expense)	21	(104)
Realized capital gains (losses), after-tax	$(82)	$393

(1)	Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as OTTI impairment write-downs are now presented as credit losses.

First Quarter 2020 Form 10-Q 51

Segment Results Allstate Protection

Allstate Protection Segment

See the Coronavirus discussion in the Highlights section of the MD&A.

Underwriting results
	Three months ended March 31,
($ in millions)	2020	2019
Premiums written	$8,592	$8,327
Premiums earned	$8,881	$8,507
Other revenue	181	176
Claims and claims expense	(5,249)	(5,728)
Shelter-in-Place Payback expense	(210)	—
Amortization of DAC	(1,167)	(1,164)
Other costs and expenses	(1,084)	(1,070)
Restructuring and related charges	(4)	(18)
Underwriting income	$1,348	$703
Catastrophe losses	$211	$680

Underwriting income (loss) by line of business
Auto	$656	$510
Homeowners	581	142
Other personal lines (1)	91	33
Commercial lines	5	7
Other business lines (2)	14	11
Answer Financial	1	—
Underwriting income	$1,348	$703

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)
Other business lines primarily represent Ivantage, a general agency for Allstate exclusive agencies. Ivantage provides agencies a solution for their customers when coverage through Allstate brand underwritten products is not available.

Changes in underwriting results from prior year by component and by line of business (1)
	Three months ended March 31,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Underwriting income (loss) - prior period	$510	$617	$142	$341	$33	$50	$7	$(6)	$703	$1,008
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	224	339	103	87	12	15	35	47	374	488
Increase (decrease) other revenue	4	3	—	—	1	—	—	(1)	5	2
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	130	(268)	(16)	(49)	(4)	8	(31)	(50)	79	(359)
Catastrophe losses, excluding reserve reestimates	53	(46)	302	(200)	40	(26)	1	2	396	(270)
Catastrophe reserve reestimates	8	(26)	54	(12)	13	(11)	(2)	—	73	(49)
Non-catastrophe reserve reestimates	(75)	(20)	6	(9)	—	(2)	—	16	(69)	(15)
Losses subtotal	116	(360)	346	(270)	49	(31)	(32)	(32)	479	(693)
Shelter-in-Place Payback expense	(210)	—	—	—	—	—	—	—	(210)	—
(Increase) decrease expenses	12	(89)	(10)	(16)	(4)	(1)	(5)	(1)	(3)	(102)
Underwriting income	$656	$510	$581	$142	$91	$33	$5	$7	$1,348	$703

(1)	The 2020 column presents changes relative to 2019. The 2019 column presents changes relative to 2018.

(2)
Includes other business lines underwriting income of $14 million and $11 million in the first quarter of 2020 and 2019, respectively. Includes Answer Financial underwriting income of $1 million and zero in the first quarter of 2020 and 2019, respectively.

52 www.allstate.com

Allstate Protection Segment Results

Underwriting income increased 91.7% or $645 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower catastrophe losses, increased premiums earned and a decline in auto non-catastrophe losses, partially offset by Shelter-in-Place Payback expense.
Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
Premiums written	2020	2019
Auto	$6,209	$6,047
Homeowners	1,732	1,676
Other personal lines	430	419
Subtotal – Personal lines	8,371	8,142
Commercial lines	221	185
Total premiums written	$8,592	$8,327
Reconciliation of premiums written to premiums earned:
Decrease in unearned premiums	370	179
Other	(81)	1
Total premiums earned	$8,881	$8,507

Auto	$6,154	$5,930
Homeowners	2,038	1,935
Other personal lines	471	459
Subtotal – Personal lines	8,663	8,324
Commercial lines	218	183
Total premiums earned	$8,881	$8,507

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2020	2019	2020	2019	2020	2019
Three months ended March 31,
Auto (2)	62.2	66.5	27.1	24.9	89.3	91.4
Homeowners	48.8	69.3	22.7	23.4	71.5	92.7
Other personal lines	54.4	66.4	26.3	26.4	80.7	92.8
Commercial lines	78.4	76.0	19.3	20.2	97.7	96.2
Total (3)	59.1	67.3	25.7	24.4	84.8	91.7

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(2)
Excluding the impact of the Shelter-in-Place Payback expense, the first quarter of 2020 auto expense and combined ratios were 23.7 points and 85.9 points, reflecting decreases of 1.2 points and 5.5 points compared to the first quarter of 2019, respectively.

(3)
Excluding the impact of the Shelter-in-Place Payback expense, the first quarter of 2020 total expense and combined ratios were 23.3 points and 82.4 points, reflecting decreases of 1.1 points and 9.3 points compared to the first quarter of 2019, respectively.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended March 31,
Auto	62.2	66.5	0.2	1.3	0.2	(0.9)	(0.1)	—
Homeowners	48.8	69.3	9.0	27.9	(0.4)	2.8	(0.4)	2.4
Other personal lines	54.4	66.4	2.8	14.4	(1.3)	1.5	(0.9)	2.0
Commercial lines	78.4	76.0	0.9	0.5	2.8	2.2	0.5	(0.6)
Total	59.1	67.3	2.4	8.0	0.1	0.1	(0.2)	0.6

First Quarter 2020 Form 10-Q 53

Segment Results Allstate Protection

Catastrophe losses decreased 69.0% or $469 million in the first quarter of 2020 compared to the first quarter of 2019. We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms and freezes, tornadoes, hailstorms, wildfires, tropical storms, tsunamis, hurricanes, earthquakes and volcanoes. We are also exposed to man-made catastrophic events, such as certain types of terrorism or industrial accidents. The nature and level of catastrophes in any period cannot be reliably predicted.
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
The settlements have been approved by the bankruptcy court overseeing PG&E's Chapter 11 case. All will be subject to confirmation of a Plan of Reorganization, which has not yet occurred. There remain other uncertainties with respect to the ultimate resolution of all claims, including the allocation of benefits among claimants and the amount of recovery, if any, that we may receive. Accordingly, we have not recorded any benefit related to the potential proceeds from the subrogation settlement agreement in the condensed consolidated financial statements. We will continue to monitor this matter.

Catastrophe losses by the size of event
	Three months ended March 31, 2020
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	—	—	—	—	—	—
$50 million to $100 million	2	16.7	107	50.7	1.2	54
Less than $50 million	10	83.3	124	58.8	1.4	12
Total	12	100.0%	231	109.5	2.6	19
Prior year reserve reestimates			(20)	(9.5)	(0.2)
Total catastrophe losses			$211	100.0%	2.4

Catastrophe losses by the type of event
	Three months ended March 31,
($ in millions)	Number of events	2020	Number of events	2019
Hurricanes/Tropical storms	—	$—	—	$—
Tornadoes	2	42	1	19
Wind/Hail	8	180	15	484
Wildfires	1	2	—	—
Other events	1	7	6	124
Prior year reserve reestimates		(20)		53
Total catastrophe losses	12	$211	22	$680

54 www.allstate.com

Allstate Protection Segment Results

Catastrophe reinsurance Our current catastrophe reinsurance program supports our risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes and earthquakes, net of reinsurance, exceeding $2 billion. We have substantially completed the placement of our 2020 catastrophe reinsurance program, except for the Florida property component of the program which is expected to be placed in the second quarter of 2020.
Similar to our 2019 program, our 2020 program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes and earthquakes.
The June 1, 2020 Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”) provides coverage up to $4.98 billion of loss less a $500 million retention, and is subject to the percentage of reinsurance placed in each of its agreements. Property business in the state of Florida and existing New Jersey contracts are excluded from this program. Separate reinsurance agreements address the distinct needs of our separately capitalized legal entities. The Nationwide Program includes reinsurance agreements with both the traditional and insurance linked securities (“ILS”) markets as described below:
The traditional market placement provides limits totaling $3.00 billion for losses arising out of multiple perils and is comprised of $2.25 billion of limits with one annual reinstatement of limits; two contracts combining $462 million of limits with one reinstatement of limits over a seven-year term; and two single-year term contracts combining $284 million of limits with no reinstatements.
ILS placements provide $1.53 billion of limits, with no reinstatement of the limits, and are comprised of a

$375 million placement reinsuring losses in all states except Florida caused by named storms, earthquakes and fire following earthquakes, severe thunderstorms, winter storms, volcanic eruptions, and meteorite impacts and $150 million, $100 million, $500 million and $400 million placements reinsuring losses in all states except Florida caused by named storms, earthquakes and fire following earthquakes, severe weather, wildfires, and other naturally occurring or man-made events determined to be a catastrophe by the Company. The $100 million, $500 million and $400 million placements also provide that for each annual period beginning April 1, Allstate declared catastrophes to personal lines property and automobile business can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limit. Recoveries are limited to our ultimate net loss from the reinsured event.
The New Jersey agreement comprises two contracts that reinsure personal lines property and automobile catastrophe losses caused by multiple perils in New Jersey and provides 63% of $400 million of limits in excess of provisional retentions of $150 million. Each contract includes one annual reinstatement of limits. The New Jersey contracts inure to portions of the Nationwide Program.
The Kentucky earthquake agreement comprises a three-year term contract that reinsures personal lines property losses caused by earthquakes and fire following earthquakes in Kentucky and provides $28 million of limits, 95% placed, in excess of a $2 million retention.
The total cost of our property catastrophe reinsurance programs during the first quarter of 2020 and 2019 were $99 million and $88 million, respectively. The total cost of our catastrophe reinsurance programs during 2019 was $386 million or an average quarterly cost of $97 million.
Expense ratio increased 1.3 points in the first quarter of 2020 compared to the same period of 2019 due to the 2.4 point impact of the Shelter-in-Place Payback expense. Excluding the impact of the Shelter-in-Place Payback expense, the expense ratio decreased 1.1 points.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2020	2019
Amortization of DAC	13.1	13.7
Advertising expense	2.3	2.2
Other costs and expenses	7.9	8.3
Restructuring and related charges	—	0.2
Subtotal	23.3	24.4
Shelter-in-Place Payback expense	2.4	—
Total expense ratio	25.7	24.4

First Quarter 2020 Form 10-Q 55

Segment Results Allstate Protection

Reserve reestimates were unfavorable in the first quarter of 2020 and primarily related to strengthening in our personal and commercial lines auto reserves, partially offset by favorable catastrophe reserve reestimates in our auto, homeowners and other personal lines.

Total reserves, net of reinsurance (estimated cost of outstanding claims) as of January 1, by line of business
($ in millions)	2020	2019
Auto	$14,728	$14,378
Homeowners	2,138	2,157
Other personal lines	1,458	1,489
Commercial lines	1,072	801
Total Allstate Protection	$19,396	$18,825

Reserve reestimates
	Three months ended March 31,
	Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2020	2019	2020	2019
Auto	$13	$(54)	0.2	(0.6)
Homeowners	(7)	53	(0.1)	0.6
Other personal lines	(6)	7	(0.1)	0.1
Commercial lines	6	4	0.1	—
Total Allstate Protection	$6	$10	0.1	0.1

Allstate brand	$7	$2	0.1	—
Esurance brand	1	3	—	—
Encompass brand	(2)	5	—	0.1
Total Allstate Protection	$6	$10	0.1	0.1

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Allstate Protection premiums earned.

56 www.allstate.com

Allstate Protection Segment Results

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection as of or for the three months ended March 31, 2020. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios, are discussed in the brand sections.

Premiums written, policies in force and underwriting income (loss)
($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total
Auto	$5,574	71.2%	$517	94.7%	$118	53.1%	$6,209	72.3%
Homeowners	1,618	20.7	27	4.9	87	39.2	1,732	20.1
Other personal lines	411	5.3	2	0.4	17	7.7	430	5.0
Commercial lines	221	2.8	—	—	—	—	221	2.6
Total	$7,824	100.0%	$546	100.0%	$222	100.0%	$8,592	100.0%

Percent to total Allstate Protection		91.1%		6.3%		2.6%		100.0%

PIF (thousands)
Auto	20,323	65.3%	1,503	90.8%	485	61.4%	22,311	66.4%
Homeowners	6,254	20.1	106	6.4	230	29.1	6,590	19.6
Other personal lines	4,339	13.9	46	2.8	75	9.5	4,460	13.3
Commercial lines	224	0.7	—	—	—	—	224	0.7
Total	31,140	100.0%	1,655	100.0%	790	100.0%	33,585	100.0%

Percent to total Allstate Protection		92.7%		4.9%		2.4%		100.0%

Underwriting income (loss)
Auto	$652	49.6%	$6	31.6%	$(2)	(14.3)%	$656	48.7%
Homeowners	555	42.2	12	63.1	14	100.0	581	43.1
Other personal lines	88	6.7	1	5.3	2	14.3	91	6.7
Commercial lines	5	0.4	—	—	—	—	5	0.4
Other business lines	14	1.1	—	—	—	—	14	1.0
Answer Financial	—	—	—	—	—	—	1	0.1
Total	$1,314	100.0%	$19	100.0%	$14	100.0%	$1,348	100.0%
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

•
Approved rate changes:  Based on historical premiums written in locations where the brands operate, not including rate plan enhancements (such as the introduction of discounts and surcharges that result in no change in the overall rate level) and initial rates filed for insurance subsidiaries initially writing business in a location. Includes rate changes approved based on our net cost of reinsurance. The rate change percentages are calculated using approved rate changes during the period as a percentage of:

–	Total brand premiums written

–	Premiums written in respective locations with rate changes

First Quarter 2020 Form 10-Q 57

Segment Results Allstate Protection: Allstate brand

Underwriting results
($ in millions)	Three months ended March 31,
	2020	2019
Premiums written	$7,824	$7,544
Premiums earned	$8,106	$7,752
Other revenue	139	135
Claims and claims expense	(4,719)	(5,170)
Shelter-in-Place Payback expense	(188)	—
Amortization of DAC	(1,107)	(1,105)
Other costs and expenses	(914)	(894)
Restructuring and related charges	(3)	(16)
Underwriting income	$1,314	$702
Catastrophe losses	$196	$644

Underwriting income (loss) by line of business
Auto	$652	$512
Homeowners	555	142
Other personal lines (1)	88	30
Commercial lines	5	7
Other business lines (2)	14	11
Underwriting income	$1,314	$702

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)	Other business lines primarily represent Ivantage.

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended March 31,
	2020	2019
Underwriting income (loss) - prior period	$702	$1,001
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	354	423
Increase (decrease) other revenue	4	(1)
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	75	(298)
Catastrophe losses, excluding reserve reestimates	381	(262)
Catastrophe reserve reestimates	67	(53)
Non-catastrophe reserve reestimates	(72)	(9)
Losses subtotal	451	(622)
Shelter-in-Place Payback expense	(188)	—
(Increase) decrease expenses	(9)	(99)
Underwriting income	$1,314	$702

(1)	The 2020 column presents changes in 2020 compared to 2019. The 2019 column presents changes in 2019 compared to 2018.
Underwriting income increased 87.2% or $612 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower catastrophe losses, increased premiums earned and a decline in auto non-catastrophe losses, partially offset by Shelter-in-Place Payback expense.

58 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
Premiums written	2020	2019
Auto	$5,574	$5,395
Homeowners (1)	1,618	1,565
Other personal lines	411	399
Subtotal – Personal lines	7,603	7,359
Commercial lines	221	185
Total	$7,824	$7,544
Premiums earned
Auto	$5,532	$5,321
Homeowners	1,907	1,811
Other personal lines	449	437
Subtotal – Personal lines	7,888	7,569
Commercial lines	218	183
Total	$8,106	$7,752

(1)
The cost of our catastrophe reinsurance program increased $12 million to $75 million in the first quarter of 2020 from $63 million in the first quarter of 2019. Catastrophe placement premiums are recorded primarily in the Allstate brand and are a reduction of premium. For a more detailed discussion on reinsurance, see Note 9 of the condensed consolidated financial statements.

Auto premium measures and statistics
	Three months ended March 31,
	2020	2019	Change
PIF (thousands)	20,323	20,145	0.9%
New issued applications (thousands)	751	740	1.5%
Average premium	$598	$578	3.5%
Renewal ratio (%)	88.0	88.8	(0.8)
Approved rate changes:
Impact of rate changes ($ in millions)	$102	$120	$(18)
Number of locations (1)	16	19	(3)
Total brand (%)	0.5	0.6	(0.1)
Location specific (%)	6.5	3.4	3.1

(1)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.
Auto insurance premiums written increased 3.3% or $179 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to an increase in average premium and policy growth. In March 2020, we noted that the growth in premiums written slowed significantly due to a decline in new issued applications in 70% of our states. PIF increased 0.9% or 178 thousand policies compared to prior year with increases in 29 states, including 4 of our largest 10 states.

Homeowners premium measures and statistics
	Three months ended March 31,
	2020	2019	Change
PIF (thousands)	6,254	6,198	0.9%
New issued applications (thousands)	199	197	1.0%
Average premium	$1,314	$1,267	3.7%
Renewal ratio (%)	87.6	88.4	(0.8)
Approved rate changes:
Impact of rate changes ($ in millions)	$99	$155	$(56)
Number of locations (1)	15	20	(5)
Total brand (%)	1.3	2.1	(0.8)
Location specific (%)	4.1	5.5	(1.4)

(1)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.
Homeowners insurance premiums written increased 3.4% or $53 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to higher average premiums, including rate changes and inflation in insured home valuations, and policy growth. Homeowners PIF increased in 29 states, including 6 of our largest 10 states, as of March 31, 2020 compared to March 31, 2019.

First Quarter 2020 Form 10-Q 59

Segment Results Allstate Protection: Allstate brand

Other personal lines premiums written increased 3.0% or $12 million in the first quarter of 2020 compared to the first quarter of 2019. The increase was primarily due to an increase in personal umbrella insurance premiums.
Commercial lines premiums written increased 19.5% or $36 million in the first quarter of 2020 compared to the first quarter of 2019. The increase was primarily due to expansion in our shared economy business, including growth in our current agreements and addition of new customers. Growth in premiums written is not reflected in growth in policies in force as the shared economy agreements typically reflect contracts that cover multiple drivers as opposed to individual drivers.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2020	2019	2020	2019	2020	2019
Three months ended March 31,
Auto (2)	61.1	65.5	27.1	24.9	88.2	90.4
Homeowners	48.6	69.3	22.3	22.9	70.9	92.2
Other personal lines	54.1	66.8	26.3	26.3	80.4	93.1
Commercial lines	78.4	76.0	19.3	20.2	97.7	96.2
Total (3)	58.2	66.7	25.6	24.2	83.8	90.9

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(2)
Excluding the impact of the Shelter-in-Place Payback expense, the first quarter of 2020 auto expense and combined ratios were 23.7 points and 84.8 points, reflecting decreases of 1.2 points and 5.6 points compared to the first quarter of 2019, respectively.

(3)
Excluding the impact of the Shelter-in-Place Payback expense, the first quarter of 2020 total expense and combined ratios were 23.3 points and 81.5 points, reflecting decreases of 0.9 points and 9.4 points compared to the first quarter of 2019, respectively.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended March 31,
Auto	61.1	65.5	0.2	1.3	0.2	(1.1)	(0.1)	—
Homeowners	48.6	69.3	8.9	28.2	(0.2)	2.6	(0.4)	2.3
Other personal lines	54.1	66.8	2.7	14.6	(0.9)	2.3	(0.9)	2.1
Commercial lines	78.4	76.0	0.9	0.5	2.8	2.2	0.5	(0.6)
Total	58.2	66.7	2.4	8.3	0.1	—	(0.2)	0.6

60 www.allstate.com

Allstate Protection: Allstate brand Segment Results

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
Auto loss ratio decreased 4.4 points in the first quarter of 2020 compared to the same period of 2019, primarily due to a decline in non-catastrophe losses driven by favorable frequency, higher premiums earned and lower catastrophe losses, partially offset by increased severity and unfavorable non-catastrophe prior year reserve reestimates compared to favorable reestimates in the prior period.
Property damage gross and paid claim frequency decreased 12.0% and 3.8%, respectively, in the first quarter of 2020 compared to the same period of 2019, primarily due to declines in auto miles driven related to the Coronavirus. In March 2020, gross claim frequency declined by 27.0% compared to March 2019. Property damage paid claim severities increased 7.7% in the first quarter of 2020 compared to the same period of 2019 due to the impact of higher costs to repair more sophisticated newer model vehicles, higher third-party subrogation demands and increased costs associated with total losses.
Bodily injury gross claim frequency decreased 11.2% in the first quarter of 2020 compared to the same period of 2019. Bodily injury severity trends increased at a rate above medical care inflation indices in 2020.
Homeowners loss ratio decreased 20.7 points in the first quarter of 2020 compared to the same period of 2019, primarily due to lower catastrophes, increased premiums earned and improved claim frequency, partially offset by increased claim severity. Gross and paid claim frequency excluding catastrophe losses decreased 13.1% and 10.7%, respectively, in the first quarter of 2020 compared to the same period of 2019. Paid claim severity excluding catastrophe losses increased 16.1% in the first quarter of 2020 compared to the same period of 2019, as we experienced increased claim severity in fire and water perils. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio decreased 12.7 points in the first quarter of 2020 compared to the same period of 2019, primarily due to lower catastrophe losses and increased premiums earned.
Commercial lines loss ratio increased 2.4 points in the first quarter of 2020 compared to the same period of 2019, primarily due to higher non-catastrophe losses driven by higher severity, partially offset by increased premiums earned. Commercial lines recorded losses related to the shared economy agreements are primarily based on original pricing expectations given limited loss experience.

First Quarter 2020 Form 10-Q 61

Segment Results Allstate Protection: Allstate brand

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2020	2019
Amortization of DAC	13.7	14.2
Advertising expense	2.0	1.9
Other costs and expenses	7.6	7.9
Restructuring and related charges	—	0.2
Subtotal	23.3	24.2
Shelter-in-Place Payback expense	2.3	—
Total expense ratio	25.6	24.2
Expense ratio increased 1.4 points in the first quarter of 2020 compared to the first quarter of 2019, primarily due to Shelter-in-Place Payback expense. Excluding the Shelter-in-Place Payback expense, the expense ratio decreased 0.9 points primarily due to lower agent compensation, operating costs and restructuring charges, partially offset by higher advertising costs.

Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in total in the first quarter of 2020 were lower than the same period of 2019.

62 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Underwriting results
($ in millions)	Three months ended March 31,
	2020	2019
Premiums written	$546	$559
Premiums earned	$519	$502
Other revenue	23	20
Claims and claims expense	(373)	(384)
Shelter-in-Place Payback expense	(17)	—
Amortization of DAC	(11)	(11)
Other costs and expenses	(121)	(124)
Restructuring and related charges	(1)	—
Underwriting income	$19	$3
Catastrophe losses	$3	$6

Underwriting income (loss) by line of business
Auto	$6	$(1)
Homeowners	12	4
Other personal lines	1	—
Underwriting income	$19	$3

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended March 31,
	2020	2019
Underwriting income (loss) - prior period	$3	$3
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	17	69
Increase (decrease) other revenue	3	—
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	6	(57)
Catastrophe losses, excluding reserve reestimates	3	(3)
Catastrophe reserve reestimates	—	—
Non-catastrophe reserve reestimates	2	(3)
Losses subtotal	11	(63)
Shelter-in-Place Payback expense	(17)	—
(Increase) decrease expenses	2	(6)
Underwriting income	$19	$3

(1)	The 2020 column presents changes in 2020 compared to 2019. The 2019 column presents changes in 2019 compared to 2018.
Underwriting income increased $16 million in the first quarter of 2020 compared to the first quarter of 2019 due to increased premiums earned and lower loss costs, partially offset by Shelter-in-Place Payback expense.

First Quarter 2020 Form 10-Q 63

Segment Results Allstate Protection: Esurance brand

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
Premiums written	2020	2019
Auto	$517	$532
Homeowners	27	25
Other personal lines	2	2
Total	$546	$559
Premiums earned
Auto	$487	$475
Homeowners	30	25
Other personal lines	2	2
Total	$519	$502

Auto premium measures and statistics
	Three months ended March 31,
	2020	2019	Change
PIF (thousands)	1,503	1,548	(2.9)%
New issued applications (thousands)	130	180	(27.8)%
Average premium	$632	$625	1.1%
Renewal ratio (%)	82.0	83.9	(1.9)
Approved rate changes:
Impact of rate changes ($ in millions)	$50	$12	$38
Number of locations (1)	10	9	1
Total brand (%)	2.6	0.6	2.0
Location specific (%)	7.2	4.1	3.1

(1)	Esurance brand operates in 43 states.
Auto insurance premiums written decreased 2.8% or $15 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower renewal ratio and fewer new issued applications, partially offset by higher average premium.

PIF decreased 2.9% or 45 thousand as of March 31, 2020 compared to March 31, 2019. New issued applications decreased 27.8% as of March 31, 2020 compared to March 31, 2019 due to rate increases approved in 2019 and 2020 adversely impacting the close ratio, as well as early impacts of the Coronavirus.

Homeowners premium measures and statistics
	Three months ended March 31,
	2020	2019	Change
PIF (thousands)	106	98	8.2%
New issued applications (thousands)	5	7	(28.6)%
Average premium	$1,081	$1,016	6.4%
Renewal ratio (%) (1)	83.9	84.8	(0.9)
Approved rate changes:
Impact of rate changes ($ in millions)	$—	$2	$(2)
Number of locations (2)	—	2	(2)
Total brand (%)	—	2.0	(2.0)
Location specific (%)	—	18.2	(18.2)

(1)
Esurance’s renewal ratios exclude the impact of risk related cancellations. Customers can enter into a policy without a physical inspection. During the underwriting review period, a number of policies may be canceled if upon inspection the condition is unsatisfactory.

(2)	Esurance brand operates in 31 states.
Homeowners insurance premiums written increased 8.0% or $2 million in the first quarter of 2020 compared to the first quarter of 2019 due to PIF growth. As of March 31, 2020, Esurance continues to write homeowners insurance in 31 states with lower hurricane risk, contributing to lower average premium compared to the industry.
PIF increased 8.2% or 8 thousand as of March 31, 2020 compared to March 31, 2019.

64 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2020	2019	2020	2019	2020	2019
Three months ended March 31,
Auto (2)	73.7	77.3	25.1	22.9	98.8	100.2
Homeowners	43.3	60.0	16.7	24.0	60.0	84.0
Total (3)	71.8	76.5	24.5	22.9	96.3	99.4

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(2)
Excluding the impact of the Shelter-in-Place Payback expense, the first quarter of 2020 auto expense and combined ratios were 21.6 points and 95.3 points, reflecting decreases of 1.3 points and 4.9 points compared to the first quarter of 2019, respectively.

(3)
Excluding the impact of the Shelter-in-Place Payback expense, the first quarter of 2020 total expense and combined ratios were 21.2 points and 93.0 points, reflecting decreases of 1.7 points and 6.4 points compared to the first quarter of 2019, respectively.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended March 31,
Auto	73.7	77.3	0.2	0.6	0.7	0.9	—	—
Homeowners	43.3	60.0	6.7	12.0	(6.7)	(4.0)	—	—
Total	71.8	76.5	0.6	1.2	0.1	0.6	—	—
Auto loss ratio decreased 3.6 points in the first quarter of 2020 compared to the same period of 2019, primarily due to higher premiums earned and lower claim frequency, partially offset by higher claim severity.

Homeowners loss ratio decreased 16.7 points in the first quarter of 2020 compared to the same period of 2019, primarily due to favorable claims frequency, lower catastrophe losses and higher premiums earned.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2020	2019
Amortization of DAC	2.1	2.2
Advertising expense	8.5	8.2
Amortization of purchased intangibles	—	0.2
Other costs and expenses	10.4	12.3
Restructuring and related charges	0.2	—
Subtotal	21.2	22.9
Shelter-in-Place Payback expense	3.3	—
Total expense ratio	24.5	22.9
Expense ratio increased 1.6 points in the first quarter of 2020 compared to the same period of 2019. Excluding the impact of Shelter-in-Place Payback expense, the expense ratio decreased 1.7 points.
Other costs and expenses, including sales personnel and other underwriting costs related to customer acquisition, were 1.9 points lower in the first quarter of 2020 compared to the same period of 2019 reflecting continued implementation of digital self-service capabilities and a reduction in professional service expenses as part of the integration of Esurance into the Allstate brand.

Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. The Esurance advertising expense ratio increased 0.3 points in the first quarter of 2020 compared to the same period of 2019.

First Quarter 2020 Form 10-Q 65

Segment Results Allstate Protection: Encompass brand

Underwriting results
($ in millions)	Three months ended March 31,
	2020	2019
Premiums written	$222	$224
Premiums earned	$256	$253
Other revenue	1	1
Claims and claims expense	(157)	(174)
Shelter-in-Place Payback expense	(5)	—
Amortization of DAC	(49)	(48)
Other costs and expenses	(32)	(32)
Restructuring and related charges	—	(2)
Underwriting income (loss)	$14	$(2)
Catastrophe losses	$12	$30

Underwriting income (loss) by line of business
Auto	$(2)	$(1)
Homeowners	14	(4)
Other personal lines	2	3
Underwriting income (loss)	$14	$(2)

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended March 31,
	2020	2019
Underwriting income (loss) - prior period	$(2)	$6
Changes in underwriting loss from:
Increase (decrease) premiums earned	3	(4)
Increase (decrease) other revenue	—	—
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	(2)	(4)
Catastrophe losses, excluding reserve reestimates	12	(5)
Catastrophe reserve reestimates	6	4
Non-catastrophe reserve reestimates	1	(3)
Losses subtotal	17	(8)
Shelter-in-Place Payback expense	(5)	—
(Increase) decrease expenses	1	4
Underwriting income (loss)	$14	$(2)

(1)	The 2020 column presents changes in 2020 compared to 2019. The 2019 column presents changes in 2019 compared to 2018.
Underwriting income increased $16 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower catastrophe losses and lower auto claim frequency, partially offset by Shelter-in-Place Payback expense and higher auto claim severity.

66 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Premiums written and earned by line of business
($ in millions)	Three months ended March 31,
	2020	2019
Premiums written
Auto	$118	$120
Homeowners	87	86
Other personal lines	17	18
Total	$222	$224
Premiums earned
Auto	$135	$134
Homeowners	101	99
Other personal lines	20	20
Total	$256	$253

Auto premium measures and statistics
	Three months ended March 31,
	2020	2019	Change
PIF (thousands)	485	499	(2.8)%
New issued applications (thousands)	16	20	(20.0)%
Average premium	$1,162	$1,134	2.5%
Renewal ratio (%)	77.5	77.7	(0.2)
Approved rate changes:
Impact of rate changes ($ in millions)	$—	$2	$(2)
Number of locations (1)	5	3	2
Total brand (%)	—	0.5	(0.5)
Location specific (%)	(0.2)	4.5	(4.7)

(1)	Encompass brand operates in 40 states and the District of Columbia.
Auto insurance premiums written decreased 1.7% or $2 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to decreased new business in the quarter, partially offset by higher average premiums, with the top 10 states representing approximately 70% of premiums written. PIF decreased 2.8% or 14 thousand as of March 31, 2020 compared to March 31, 2019.

Homeowners premium measure and statistics
	Three months ended March 31,
	2020	2019	Change
PIF (thousands)	230	237	(3.0)%
New issued applications (thousands)	8	9	(11.1)%
Average premium	$1,880	$1,768	6.3%
Renewal ratio (%)	81.9	82.1	(0.2)
Approved rate changes:
Impact of rate changes ($ in millions)	$7	$6	$1
Number of locations (1)	6	4	2
Total brand (%)	1.8	1.4	0.4
Location specific (%)	11.9	10.8	1.1

(1)	Encompass brand operates in 40 states and the District of Columbia.
Homeowners insurance premiums written increased 1.2% or $1 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to higher average premiums due to rate changes over the past 12 months, with the top 10 states representing approximately 70% of premiums written. PIF decreased 3.0% or 7 thousand as of March 31, 2020 compared to March 31, 2019.

First Quarter 2020 Form 10-Q 67

Segment Results Allstate Protection: Encompass brand

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2020	2019	2020	2019	2020	2019
Three months ended March 31,
Auto (2)	66.7	67.9	34.8	32.8	101.5	100.7
Homeowners	54.4	72.7	31.7	31.3	86.1	104.0
Other personal lines	60.0	55.0	30.0	30.0	90.0	85.0
Total (3)	61.3	68.8	33.2	32.0	94.5	100.8

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(2)
Excluding the impact of the Shelter-in-Place Payback expense, the first quarter of 2020 auto expense and combined ratios were 31.1 points and 97.8 points, reflecting decreases of 1.7 points and 2.9 points compared to the first quarter of 2019, respectively.

(3)
Excluding the impact of the Shelter-in-Place Payback expense, the first quarter of 2020 total expense and combined ratios were 31.2 points and 92.5 points, reflecting decreases of 0.8 points and 8.3 points compared to the first quarter of 2019, respectively.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended March 31,
Auto	66.7	67.9	—	2.2	0.8	—	(0.7)	—
Homeowners	54.4	72.7	10.9	25.3	(1.0)	8.0	(1.0)	4.0
Other personal lines	60.0	55.0	5.0	10.0	(10.0)	(15.0)	—	—
Total	61.3	68.8	4.7	11.9	(0.8)	2.0	(0.8)	1.6
Auto loss ratio decreased 1.2 points in the first quarter of 2020 compared to the same period of 2019, primarily due to lower claim frequency and catastrophe losses, partially offset by increased claim severity.

Homeowners loss ratio decreased 18.3 points in the first quarter of 2020 compared to the same period of 2019, primarily due to lower catastrophe losses.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
	2020	2019
Amortization of DAC	19.1	18.9
Other costs and expenses	12.1	12.3
Restructuring and related charges	—	0.8
Subtotal	31.2	32.0
Shelter-in-Place Payback expense	2.0	—
Total expense ratio	33.2	32.0
Expense ratio increased 1.2 points in the first quarter compared to the same period of 2019, primarily due to Shelter-in-Place Payback expense. Excluding the Shelter-in-Place Payback expense, the expense ratio decreased 0.8 points, primarily due to lower technology and employee-related costs.

68 www.allstate.com

Discontinued Lines and Coverages Segment Results

Discontinued Lines and Coverages Segment

Underwriting results
($ in millions)	Three months ended March 31,
	2020	2019
Claims and claims expense	$(2)	$(2)
Operating costs and expenses	(1)	(1)
Underwriting loss	$(3)	$(3)

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	March 31, 2020	December 31, 2019
Asbestos claims
Gross reserves	$1,141	$1,172
Reinsurance	(351)	(362)
Net reserves	790	810
Environmental claims
Gross reserves	214	219
Reinsurance	(39)	(40)
Net reserves	175	179
Other discontinued lines
Gross reserves	417	427
Reinsurance	(47)	(51)
Net reserves	370	376
Total
Gross reserves	1,772	1,818
Reinsurance	(437)	(453)
Net reserves	$1,335	$1,365

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	March 31, 2020	December 31, 2019
Direct excess commercial insurance
Gross reserves	$918	$948
Reinsurance	(321)	(332)
Net reserves	597	616
Assumed reinsurance coverage
Gross reserves	597	606
Reinsurance	(52)	(53)
Net reserves	545	553
Direct primary commercial insurance
Gross reserves	161	169
Reinsurance	(49)	(54)
Net reserves	112	115
Other run-off business
Gross reserves	16	15
Reinsurance	(14)	(13)
Net reserves	2	2
Unallocated loss adjustment expenses
Gross reserves	80	80
Reinsurance	(1)	(1)
Net reserves	79	79
Total
Gross reserves	1,772	1,818
Reinsurance	(437)	(453)
Net reserves	$1,335	$1,365

First Quarter 2020 Form 10-Q 69

Segment Results Discontinued Lines and Coverages

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	March 31, 2020		December 31, 2019
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	67%	33%	68%	32%
Ceded (2)	77	23	78	22
Assumed reinsurance coverage
Gross reserves	35	65	34	66
Ceded	38	62	35	65
Direct primary commercial insurance
Gross reserves	55	45	56	44
Ceded	78	22	78	22

(1)	Approximately 72% of the total gross case reserves are subject to settlement agreements.

(2)	Approximately 80% of the total ceded case reserves are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	March 31, 2020	March 31, 2019
Direct excess commercial insurance
Gross reserves (1)	$29	$26
Ceded (2)	11	11
Assumed reinsurance coverage
Gross reserves	9	9
Ceded	1	1
Direct primary commercial insurance
Gross reserves	2	3
Ceded	1	—
(1) 86% of first quarter 2020 payments related to settlement agreements.
(2) 89% of first quarter 2020 payments related to settlement agreements.
Total net reserves as of March 31, 2020, included $650 million or 49% of estimated IBNR reserves compared to $660 million or 48% of estimated IBNR reserves as of December 31, 2019.
Total gross payments were $41 million for the first quarter of 2020, primarily related to payments on settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $13 million for the first quarter of 2020.

70 www.allstate.com

Service Businesses Segment Results

Service Businesses Segment
See the Coronavirus discussion in the Highlights section of the MD&A.

Summarized financial information
($ in millions)	Three months ended March 31,
	2020	2019
Premiums written	$379	$368

Revenues
Premiums	$354	$295
Other revenue	52	47
Intersegment insurance premiums and service fees (1)	38	33
Net investment income	10	9
Realized capital gains (losses)	(24)	8
Total revenues	430	392

Costs and expenses
Claims and claims expense	(92)	(92)
Amortization of DAC	(153)	(127)
Operating costs and expenses	(161)	(151)
Amortization of purchased intangibles	(27)	(31)
Total costs and expenses	(433)	(401)

Income tax benefit	—	3
Net loss applicable to common shareholders	$(3)	$(6)

Adjusted net income	$37	$11
Realized capital gains (losses), after-tax	(19)	7
Amortization of purchased intangibles, after-tax	(21)	(24)
Net loss applicable to common shareholders	$(3)	$(6)

Allstate Protection Plans	$34	$14
Allstate Dealer Services	7	6
Allstate Roadside Services	2	(6)
Arity	(3)	(2)
Allstate Identity Protection	(3)	(1)
Adjusted net income	$37	$11

Allstate Protection Plans	107,124	77,866
Allstate Dealer Services	4,096	4,294
Allstate Roadside Services	576	649
Allstate Identity Protection	1,932	1,211
Policies in force as of March 31 (in thousands)	113,728	84,020

(1)	Primarily related to Arity and Allstate Roadside Services and are eliminated in our condensed consolidated financial statements.
Net loss applicable to common shareholders decreased 50.0% or $3 million in the first quarter of 2020 compared to the first quarter of 2019.
Adjusted net income increased $26 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to growth of Allstate Protection Plans and improved loss experience and expenses at Allstate Roadside Services, partially offset by higher operating expenses related to investing in growth and developing new products and distribution channels for Allstate Protection Plans and Allstate Identity Protection.

Total revenues increased 9.7% or $38 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to Allstate Protection Plans’ growth through its U.S. retail and international channels, increased premiums earned on Allstate Dealer Services’ vehicle service contracts and higher revenues at Arity and Allstate Identity Protection, partially offset by net realized capital losses in first quarter of 2020 compared to gains in the same period of 2019 and declines in premiums earned at Allstate Roadside Services.

First Quarter 2020 Form 10-Q 71

Segment Results Service Businesses

Premiums written increased 3.0% or $11 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to growth at Allstate Protection Plans and increased premiums written by Allstate Dealer Services, partially offset by declines in Allstate Roadside Services wholesale and retail business.
PIF increased 35.4% or 30 million in the first quarter of 2020 compared to the first quarter of 2019 due to continued growth at Allstate Protection Plans.
Intersegment premiums and service fees increased 15.2% or $5 million in the first quarter of 2020 compared to the first quarter of 2019, primarily related to increased auto connections and device sales through Arity’s device and mobile data collection services and analytic solutions.
Other revenue increased 10.6% or $5 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to revenue from Allstate Identity Protection.
Claims and claims expense in first quarter 2020 was comparable to first quarter 2019 as higher loss costs at Allstate Protection Plans were partially offset by improved loss experience at Allstate Roadside Services.

Amortization of DAC increased 20.5% or $26 million in the first quarter of 2020 compared to the first quarter of 2019. The increase is in line with the growth experienced at Allstate Protection Plans and Allstate Dealer Services.
Operating costs and expenses increased 6.6% or $10 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to product development costs, investments in growing Allstate Protection Plans and expanding Allstate Identity Protection.
Amortization of purchased intangibles relates to the acquisitions of Allstate Protection Plans in 2017 and Allstate Identity Protection in 2018. We recorded amortization expense of $27 million in the first quarter of 2020 compared to $31 million in the first quarter of 2019.

72 www.allstate.com

Allstate Life Segment Results

Allstate Life Segment
See the Coronavirus discussion in the Highlights section of the MD&A.

Summarized financial information
($ in millions)	Three months ended March 31,
	2020	2019
Revenues
Premiums and contract charges	$333	$337
Other revenue	32	27
Net investment income	128	127
Realized capital gains (losses)	(31)	(5)
Total revenues	462	486

Costs and expenses
Contract benefits	(212)	(214)
Interest credited to contractholder funds	(56)	(72)
Amortization of DAC	(34)	(28)
Operating costs and expenses	(84)	(91)
Restructuring and related charges	(1)	—
Total costs and expenses	(387)	(405)

Income tax expense	(11)	(14)
Net income applicable to common shareholders	$64	$67

Adjusted net income	$80	$73
Realized capital gains (losses), after-tax	(25)	(4)
Valuation changes on embedded derivatives not hedged, after-tax	12	—
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives not hedged, after-tax	(3)	(2)
Net income applicable to common shareholders	$64	$67

Reserve for life-contingent contract benefits as of March 31	$2,691	$2,698

Contractholder funds as of March 31	$7,754	$7,686

Policies in force as of March 31 by distribution channel (in thousands)
Allstate agencies	1,797	1,823
Closed channels	105	113
Total	1,902	1,936
Net income applicable to common shareholders decreased 4.5% or $3 million in the first quarter of 2020 compared to the first quarter of 2019.
Adjusted net income increased 9.6% or $7 million in the first quarter of 2020 compared the first quarter of 2019, primarily due to lower operating costs and expenses, partially offset by higher amortization of DAC.

Premiums and contract charges decreased 1.2% or $4 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower contract charges on interest-sensitive life insurance from a decline in business in force.

Premiums and contract charges by product
	Three months ended March 31,
($ in millions)	2020	2019
Traditional life insurance premiums	$153	$154
Interest-sensitive life insurance contract charges (1)	180	183
Premiums and contract charges	$333	$337

(1)	Contract charges related to the cost of insurance totaled $128 million and $129 million for the first quarter of 2020 and 2019, respectively.
In light of uncertainty around the impacts of the Coronavirus, we are evaluating changes to our life insurance offerings and underwriting guidelines. For new applications effective March 31, 2020, we will approve only rate classes of standard and preferred, a maximum issue age of 69, and are suspending sales of our simplified issue term life product that does not require underwriting. Agents will be able to offer

First Quarter 2020 Form 10-Q 73

Segment Results Allstate Life

coverage to customers outside these guidelines through non-proprietary carriers.
Other revenue increased 18.5% or $5 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to higher gross dealer concessions earned on Allstate agencies’ sales of non-proprietary mutual funds and variable annuities.
Contract benefits decreased 0.9% or $2 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to reserve releases in connection with term life insurance policy lapses after their level-premium period ended, partially offset by higher claim experience. The Coronavirus death claims do not appear to have materially impacted first quarter 2020 results. It is possible that some deaths related to the Coronavirus were not identified as such.
Benefit spread reflects our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread of $69 million in the first quarter of 2020 was comparable to the first quarter of 2019.
Interest credited to contractholder funds decreased 22.2% or $16 million in the first quarter of 2020 compared to the first quarter of 2019. Valuation changes on derivatives embedded in equity-indexed universal life contracts that are not hedged decreased interest credited to contractholder funds by $14 million in the first quarter of 2020 compared to zero in the first quarter of 2019.
Investment spread reflects the difference between net investment income and interest credited to contractholder funds (“investment spread”) and is used to analyze the impact of net investment income and interest credited to contractholder funds on net income.

Investment spread
	Three months ended March 31,
($ in millions)	2020	2019
Investment spread before valuation changes on embedded derivatives not hedged	$58	$55
Valuation changes on derivatives embedded in equity-indexed universal life contracts that are not hedged	14	—
Total investment spread	$72	$55
Investment spread before valuation changes on embedded derivatives not hedged increased 5.5% in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower credited interest and higher net investment income.

Amortization of DAC increased 21.4% or $6 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to higher gross profits on interest-sensitive life insurance.

Components of amortization of DAC
	Three months ended March 31,
($ in millions)	2020	2019
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$30	$26
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	4	2
Amortization acceleration for changes in assumptions (‘‘DAC unlocking’’)	—	—
Total amortization of DAC	$34	$28

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Operating costs and expenses decreased 7.7% or $7 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower employee-related, marketing and technology expenses, partially offset by higher commissions on non-proprietary product sales.
Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
($ in millions)	March 31, 2020	December 31, 2019
Traditional life insurance	$2,569	$2,612
Accident and health insurance	122	124
Reserve for life-contingent contract benefits	$2,691	$2,736

74 www.allstate.com

Allstate Life Segment Results

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Change in contractholder funds
	Three months ended March 31,
($ in millions)	2020	2019
Contractholder funds, beginning balance	$7,805	$7,656

Deposits	231	234

Interest credited	56	72

Benefits, withdrawals and other adjustments
Benefits	(63)	(61)
Surrenders and partial withdrawals	(71)	(70)
Contract charges	(175)	(176)
Net transfers from separate accounts	2	2
Other adjustments (1)	(31)	29
Total benefits, withdrawals and other adjustments	(338)	(276)
Contractholder funds, ending balance	$7,754	$7,686

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

First Quarter 2020 Form 10-Q 75

Segment Results Allstate Benefits

Allstate Benefits Segment
See the Coronavirus discussion in the Highlights section of the MD&A.

Summarized financial information
	Three months ended March 31,
($ in millions)	2020	2019
Revenues
Premiums and contract charges	$282	$288
Net investment income	20	19
Realized capital gains (losses)	(14)	4
Total revenues	288	311

Costs and expenses
Contract benefits	(141)	(145)
Interest credited to contractholder funds	(9)	(9)
Amortization of DAC	(45)	(43)
Operating costs and expenses	(75)	(71)
Total costs and expenses	(270)	(268)

Income tax expense	(4)	(9)
Net income applicable to common shareholders	$14	$34

Adjusted net income	$24	$31
Realized capital gains (losses), after-tax	(10)	3
Net income applicable to common shareholders	$14	$34

Benefit ratio (1)	50.0	50.3

Operating expense ratio (2)	26.6	24.7

Reserve for life-contingent contract benefits as of March 31	$1,031	$1,005

Contractholder funds as of March 31	$877	$904

Policies in force as of March 31 (in thousands)	4,309	4,322

(1)	Benefit ratio is calculated as contract benefits divided by premiums and contract charges.

(2)	Operating expense ratio is calculated as operating costs and expenses divided by premiums and contract charges.
Net income applicable to common shareholders decreased 58.8% or $20 million in the first quarter of 2020 compared to the first quarter of 2019.
Adjusted net income decreased 22.6% or $7 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to higher operating costs and expenses driven by increased investments in technology and higher amortization of DAC.

Premiums and contract charges decreased 2.1% or $6 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to decreases in disability, driven by the non-renewal of a large underperforming account, and accident products, partially offset by growth in hospital indemnity (included in other health) products.

76 www.allstate.com

Allstate Benefits Segment Results

Premiums and contract charges by product
	Three months ended March 31,
($ in millions)	2020	2019
Life	$38	$38
Accident	73	76
Critical illness	122	122
Short-term disability	20	26
Other health	29	26
Premiums and contract charges	$282	$288
Contract benefits decreased 2.8% or $4 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower claim experience on critical illness and disability products, driven by the non-renewal of a large underperforming account, partially offset by higher mortality experience on life products.

Benefit ratio decreased to 50.0 in the first quarter of 2020 compared to 50.3 in the first quarter of 2019, primarily due to lower claim experience on critical illness and other health products, partially offset by higher mortality experience on life products and higher claims experience on accident products.

Operating costs and expenses
	Three months ended March 31,
($ in millions)	2020	2019
Non-deferrable commissions	$26	$26
General and administrative expenses	49	45
Total operating costs and expenses	$75	$71
Operating costs and expenses increased 5.6% or $4 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to higher technology expenditures related to platform modernization.

Operating expense ratio increased to 26.6 in the first quarter of 2020 compared to 24.7 in the first quarter of 2019, primarily due to higher technology costs.
Analysis of reserves

Reserve for life-contingent contract benefits
($ in millions)	March 31, 2020	December 31, 2019
Traditional life insurance	$285	$285
Accident and health insurance	746	749
Reserve for life-contingent contract benefits	$1,031	$1,034

First Quarter 2020 Form 10-Q 77

Segment Results Allstate Annuities

Allstate Annuities Segment
See the Coronavirus discussion in the Highlights section of the MD&A.

Summarized financial information
	Three months ended March 31,
($ in millions)	2020	2019
Revenues
Contract charges	$2	$3
Net investment income	47	190
Realized capital gains (losses)	(269)	156
Total revenues	(220)	349

Costs and expenses
Contract benefits	(148)	(138)
Interest credited to contractholder funds	(67)	(81)
Amortization of DAC	(2)	(2)
Operating costs and expenses	(6)	(7)
Total costs and expenses	(223)	(228)

Gain on disposition of operations	1	1
Income tax benefit (expense)	93	(25)
Net (loss) income applicable to common shareholders	$(349)	$97

Adjusted net loss	$(139)	$(25)
Realized capital gains (losses), after-tax	(213)	124
Valuation changes on embedded derivatives not hedged, after-tax	2	(3)
Gain on disposition of operations, after-tax	1	1
Net (loss) income applicable to common shareholders	$(349)	$97

Reserve for life-contingent contract benefits as of March 31	$8,522	$8,497

Contractholder funds as of March 31	$8,773	$9,571

Policies in force as of March 31 (in thousands)
Deferred annuities	111	123
Immediate annuities	77	83
Total	188	206
Net loss applicable to common shareholders in the first quarter of 2020 was $349 million compared to net income of $97 million in the first quarter of 2019.
Adjusted net loss increased $114 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower net investment income.
Net investment income decreased 75.3% or $143 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower performance-based investment results, mainly from limited partnerships, including estimated declines recognized on four private equity investments totaling $86 million, and lower average investment balances.
Net realized capital losses in the first quarter of 2020 primarily related to decreased valuation of equity investments. Net realized capital gains in the first quarter of 2019 primarily related to increased valuation of equity investments.
Contract benefits increased 7.2% or $10 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to worse immediate annuity mortality experience.

We periodically review the adequacy of reserves for immediate annuities with life contingencies using actual experience and current assumptions.  In the event actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, the establishment of a premium deficiency reserve is required.
Long-term investment yield assumptions are sensitive to changes in interest rates.  During the first quarter of 2020, our reviews concluded that no premium deficiency adjustments were necessary although immediate annuities with life contingencies had marginal sufficiency.
Benefit spread reflects our mortality results using the difference between contract charges earned and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies. This implied interest totaled $118 million in the first quarter of 2020 compared to $121 million in the first quarter of 2019. Total benefit spread was $(28) million in first quarter 2020 compared to $(15) million in first quarter 2019.

78 www.allstate.com

Allstate Annuities Segment Results

Interest credited to contractholder funds decreased 17.3% or $14 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $3 million in the first quarter of 2020, compared to an increase of $3 million in the first quarter of 2019.

Investment spread reflects the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits and is used to analyze the impact of net investment income and interest credited to contractholders on net income.

Investment spread
	Three months ended March 31,
($ in millions)	2020	2019
Investment spread before valuation changes on embedded derivatives not hedged	$(141)	$(9)
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	3	(3)
Total investment spread	$(138)	$(12)
Investment spread before valuation changes on embedded derivatives not hedged decreased $132 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower investment income, mainly from limited partnership interests, partially offset by lower interest credited to contractholder funds.

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

Analysis of investment spread
	Three months ended March 31,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2020	2019	2020	2019	2020	2019
Deferred fixed annuities	4.2%	4.2%	2.7%	2.7%	1.5%	1.5%
Immediate fixed annuities with and without life contingencies	(1.0)	3.6	5.9	5.9	(6.9)	(2.3)
Operating costs and expenses decreased 14.3% or $1 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower technology and employee-related costs.
Analysis of reserves and contractholder funds

Product liabilities
($ in millions)	March 31, 2020	December 31, 2019
Immediate fixed annuities with life contingencies:
Sub-standard structured settlements and group pension terminations (1)	$5,071	$5,085
Standard structured settlements and SPIA (2)	3,336	3,367
Other	115	78
Reserve for life-contingent contract benefits	$8,522	$8,530

Deferred fixed annuities	$6,293	$6,499
Immediate fixed annuities without life contingencies	2,304	2,346
Other	176	127
Contractholder funds	$8,773	$8,972

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

First Quarter 2020 Form 10-Q 79

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

Changes in contractholder funds
	Three months ended March 31,
($ in millions)	2020	2019
Contractholder funds, beginning balance	$8,972	$9,817

Deposits	4	5

Interest credited	67	80

Benefits, withdrawals and other adjustments
Benefits	(139)	(141)
Surrenders and partial withdrawals	(151)	(181)
Contract charges	(2)	(2)
Net transfers from separate accounts	—	(1)
Other adjustments (1)	22	(6)
Total benefits, withdrawals and other adjustments	(270)	(331)
Contractholder funds, ending balance	$8,773	$9,571

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

Contractholder funds decreased 2.2% in the first quarter of 2020, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities but still accept additional deposits on existing contracts.

Surrenders and partial withdrawals decreased 16.6% or $30 million in the first quarter of 2020 compared to the first quarter of 2019.
The annualized surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of year contractholder funds, was 10.2% in the first three months of 2020 compared to 11.1% in the first three months of 2019.

80 www.allstate.com

Investments

Investments
See the Coronavirus discussion in the Highlights section of the MD&A.

Portfolio composition and strategy by reporting segment (1)
	March 31, 2020
($ in millions)	Property-Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other	Total
Fixed income securities (2)	$34,577	$1,410	$7,824	$1,275	$13,586	$1,185	$59,857
Equity securities (3)	1,842	111	157	64	1,213	314	3,701
Mortgage loans, net	568	—	1,792	198	2,201	—	4,759
Limited partnership interests	4,154	—	—	—	2,933	—	7,087
Short-term investments (4)	2,507	83	485	30	606	1,960	5,671
Other, net	1,540	—	1,309	300	617	1	3,767
Total	$45,188	$1,604	$11,567	$1,867	$21,156	$3,460	$84,842
Percent to total	53.3%	1.9%	13.6%	2.2%	24.9%	4.1%	100.0%

Market-based	$40,089	$1,604	$11,567	$1,867	$17,875	$3,459	$76,461
Performance-based	5,099	—	—	—	3,281	1	8,381
Total	$45,188	$1,604	$11,567	$1,867	$21,156	$3,460	$84,842

(1)	Balances reflect the elimination of related party investments between segments.

(2)
Fixed income securities are carried at fair value. Amortized cost, net for these securities was $34.56 billion, $1.38 billion, $7.47 billion, $1.26 billion, $13.13 billion, $1.16 billion and $58.95 billion for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in total, respectively.

(3)
Equity securities are carried at fair value. The fair value of equity securities held as of March 31, 2020, was $70 million in excess of cost. These net gains were primarily concentrated in the technology, consumer goods and banking sectors. Equity securities include $1.39 billion of funds with underlying investments in fixed income securities as of March 31, 2020.

(4)	Short-term investments are carried at fair value.
Investments totaled $84.84 billion as of March 31, 2020, decreasing from $88.36 billion as of December 31, 2019, primarily due to lower fixed income and equity valuations, common share repurchases, dividends paid to shareholders, net reductions in contractholder funds and repayment of preferred stock, partially offset by positive investment and operating cash flows.
Portfolio composition by investment strategy We utilize two primary strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change, or assets may be moved between strategies.
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
Coronavirus impacts The pandemic has had an adverse impact on the valuations of fixed income securities, equity securities and performance-based investments, primarily limited partnership interests.  Future investment results will depend on developments, including the duration and spread of the outbreak and preventive measures to combat the spread of the virus, and capital market conditions, including the pace of economic recovery and effectiveness of the fiscal and monetary policy responses.  These developments and the impact of the Coronavirus on financial markets and the overall economy are highly uncertain and cannot be predicted at this time.

•	Market volatility has materially impacted our first quarter 2020 results:

–	Net realized capital losses for valuation changes of equity investments of $859 million

–	Unrealized net capital gains and losses on fixed income securities decreased by $1.84 billion from December 31, 2019, and included gross unrealized losses of $1.28 billion as of March 31, 2020

–	Fixed income securities in certain sectors such as energy, automotive, retail, travel, lodging and airlines were more severely impacted than others

–	Performance-based investment income was reduced by $214 million due to lower valuations

•	In the first quarter of 2020, we took the following actions in our investment portfolio:

–
In February, we reduced our equity exposure by approximately $4 billion, primarily through the sale of public equity securities, at an average sale price equivalent to 3,281 on the S&P 500 compared to 2,585 at March 31, 2020. The proceeds from the sale of public equities were invested in investment grade fixed income securities.

First Quarter 2020 Form 10-Q 81

Investments

–
We reduced our securities lending program to a carrying value of $1.19 billion of securities on loan as of March 31, 2020 from $1.74 billion as of December 31, 2019. By reducing the securities lending program, we increased unrestricted access to our liquid investments.

We have included additional disclosures into areas of our portfolio that are subject to the Coronavirus impacts, including fixed income and equity securities, mortgage loans and performance-based investments, primarily limited partnership interests.

Portfolio composition by investment strategy
	March 31, 2020
($ in millions)	Market-based	Performance-based	Total
Fixed income securities	$59,763	$94	$59,857
Equity securities	3,392	309	3,701
Mortgage loans, net	4,759	—	4,759
Limited partnership interests	216	6,871	7,087
Short-term investments	5,671	—	5,671
Other, net	2,660	1,107	3,767
Total	$76,461	$8,381	$84,842
Percent to total	90.1%	9.9%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$912	$—	$912
Limited partnership interests	—	(2)	(2)
Other	(3)	—	(3)
Total	$909	$(2)	$907

Fixed income securities by type
	Fair value as of
($ in millions)	March 31, 2020	December 31, 2019
U.S. government and agencies	$5,399	$5,086
Municipal	8,709	8,620
Corporate	43,635	43,078
Foreign government	911	979
Asset-backed securities (“ABS”)	836	862
Mortgage-backed securities (“MBS”)	367	419
Total fixed income securities	$59,857	$59,044
Fixed income securities are rated by third-party credit rating agencies and/or are internally rated. As of March 31, 2020, 88.9% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

82 www.allstate.com

Investments

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	March 31, 2020
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$5,399	$295	$—	$—	$—	$—
Municipal	8,291	503	369	31	—	—
Corporate
Public	13,809	505	14,864	(78)	2,420	(195)
Privately placed	3,932	164	4,735	(58)	2,026	(122)
Total corporate	17,741	669	19,599	(136)	4,446	(317)
Foreign government	904	27	1	—	6	—
ABS	657	(8)	113	(5)	40	(2)
MBS	71	3	45	—	5	—
Total fixed income securities	$33,063	$1,489	$20,127	$(110)	$4,497	$(319)

	B		CCC and lower		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$5,399	$295
Municipal	10	—	39	(7)	8,709	527
Corporate
Public	551	(73)	37	(14)	31,681	145
Privately placed	1,115	(93)	146	(25)	11,954	(134)
Total corporate	1,666	(166)	183	(39)	43,635	11
Foreign government	—	—	—	—	911	27
ABS	—	—	26	(1)	836	(16)
MBS	4	—	242	65	367	68
Total fixed income securities	$1,680	$(166)	$490	$18	$59,857	$912

Municipal bonds, including tax exempt and taxable securities, include general obligations of state and local issuers and revenue bonds.
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

Types of properties collateralizing the mortgage loan portfolio
(% of mortgage loan portfolio carrying value)	March 31, 2020
Apartment complex	37.2%
Office buildings	22.3
Warehouse	15.5
Retail	12.6
Other	12.4
Total	100.0%
For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.

First Quarter 2020 Form 10-Q 83

Investments

Limited partnership interests include $5.78 billion of interests in private equity funds, $1.09 billion of interests in real estate funds and $216 million of interests in other funds as of March 31, 2020. We have commitments to invest additional amounts in limited partnership interests totaling $2.71 billion as of March 31, 2020.

Private equity limited partnerships by sector
(% of carrying value)	March 31, 2020
Industrial	17.1%
Consumer discretionary	11.6
Consumer staples	11.4
Utilities	10.2
Information technology	9.7
Energy	8.8
Other	31.2
Total	100.0%

Real estate limited partnerships by sector
(% of carrying value)	March 31, 2020
Residential	27.6%
Industrial	24.9
Office	13.7
Other	33.8
Total	100.0%
Other investments include $970 million of direct investments in real estate as of March 31, 2020. The residential, industrial, retail, timber and agriculture sectors comprise 44%, 15%, 14%, 11% and 10%, respectively, of the direct real estate portfolio.

Unrealized net capital gains (losses)
	March 31,	December 31,
($ in millions)	2020	2019
U.S. government and agencies	$295	$115
Municipal	527	540
Corporate	11	1,988
Foreign government	27	11
ABS	(16)	2
MBS	68	95
Fixed income securities	912	2,751
Derivatives	(3)	(3)
EMA limited partnerships	(2)	(4)
Unrealized net capital gains and losses, pre-tax	$907	$2,744

Gross unrealized gains (losses) on fixed income securities
	March 31,	December 31,
($ in millions)	2020	2019
Gross unrealized gains	$2,196	$2,847
Gross unrealized losses	(1,284)	(96)
Unrealized net capital gains and losses	$912	$2,751

84 www.allstate.com

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	March 31, 2020
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy
Midstream	$1,697	$12	$(238)	$1,471
Integrated	468	17	(7)	478
Independent/upstream	305	1	(118)	188
Other	207	—	(25)	182
Total energy	2,677	30	(388)	2,319
Consumer goods
Cyclical
Automotive	1,524	10	(58)	1,476
Gaming, lodging and leisure	530	1	(52)	479
Retailers	1,191	55	(12)	1,234
Restaurants	456	12	(7)	461
Other	1,080	15	(44)	1,051
Total cyclical	4,781	93	(173)	4,701
Non-cyclical	7,418	245	(80)	7,583
Total consumer goods	12,199	338	(253)	12,284
Capital goods	5,092	132	(110)	5,114
Financial services
Finance companies	594	5	(72)	527
Life insurance	808	19	(10)	817
Other	1,166	35	(16)	1,185
Total financial services	2,568	59	(98)	2,529
Banking	5,014	79	(89)	5,004
Utilities	5,679	285	(80)	5,884
Basic industry	2,032	42	(79)	1,995
Transportation
Airlines	345	—	(28)	317
Railroad and other	1,650	79	(12)	1,717
Total transportation	1,995	79	(40)	2,034
Technology	3,089	81	(39)	3,131
Communications	2,996	112	(38)	3,070
Other	283	5	(17)	271
Total corporate fixed income portfolio	43,624	1,242	(1,231)	43,635
U.S. government and agencies	5,104	295	—	5,399
Municipal	8,182	555	(28)	8,709
Foreign government	884	30	(3)	911
ABS	852	3	(19)	836
MBS	299	71	(3)	367
Total fixed income securities	$58,945	$2,196	$(1,284)	$59,857

First Quarter 2020 Form 10-Q 85

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	December 31, 2019
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy
Midstream	$1,570	$77	$(4)	$1,643
Integrated	406	32	—	438
Independent/upstream	422	19	(10)	431
Other	237	11	—	248
Total energy	2,635	139	(14)	2,760
Consumer goods
Cyclical
Automotive	1,463	42	(1)	1,504
Gaming, lodging and leisure	596	28	—	624
Retailers	920	52	—	972
Restaurants	390	19	—	409
Other	1,056	49	(3)	1,102
Total cyclical	4,425	190	(4)	4,611
Non-cyclical	7,112	316	(1)	7,427
Total consumer goods	11,537	506	(5)	12,038
Capital goods	4,945	229	(1)	5,173
Financial services
Finance companies	582	24	—	606
Life insurance	725	30	—	755
Other	1,169	53	(2)	1,220
Total financial services	2,476	107	(2)	2,581
Banking	4,610	143	(14)	4,739
Utilities	5,197	385	(6)	5,576
Basic industry	1,897	114	(2)	2,009
Transportation
Airlines	418	12	—	430
Railroad and other	1,613	120	—	1,733
Total transportation	2,031	132	—	2,163
Technology	2,765	112	(1)	2,876
Communications	2,721	158	(2)	2,877
Other	276	10	—	286
Total corporate fixed income portfolio	41,090	2,035	(47)	43,078
U.S. government and agencies	4,971	141	(26)	5,086
Municipal	8,080	551	(11)	8,620
Foreign government	968	16	(5)	979
ABS	860	8	(6)	862
MBS	324	96	(1)	419
Total fixed income securities	$56,293	$2,847	$(96)	$59,044
In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

86 www.allstate.com

Investments

Equity securities by sector
	March 31, 2020			December 31, 2019
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Energy	$132	$(48)	$84	$275	$15	$290
Capital goods	171	(28)	143	331	91	422
Basic industry	52	1	53	135	40	175
REITs	264	3	267	320	60	380
Transportation	38	4	42	81	32	113
Other (1)	1,011	247	1,258	2,322	1,040	3,362
Funds
Bonds	1,446	(56)	1,390	1,727	62	1,789
Equities	517	(53)	464	1,377	254	1,631
Total funds	1,963	(109)	1,854	3,104	316	3,420
Total equity securities	$3,631	$70	$3,701	$6,568	$1,594	$8,162

(1)	Other is comprised of the technology, consumer goods, banking, financial services, communications and utilities sectors.

Net investment income
	Three months ended March 31,
($ in millions)	2020	2019
Fixed income securities	$525	$538
Equity securities	6	30
Mortgage loans	60	53
Limited partnership interests	(192)	9
Short-term investments	17	26
Other	63	63
Investment income, before expense	479	719
Investment expense (1) (2)	(58)	(71)
Net investment income	$421	$648

Market-based	675	695
Performance-based	(196)	24
Investment income, before expense	$479	$719

(1)
Investment expense includes $13 million and $20 million of investee level expenses in the first quarter of 2020 and 2019, respectively. Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments. Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Investment expense includes $6 million and $11 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the first quarter of 2020 and 2019, respectively.

Net investment income decreased 35.0% or $227 million in the first quarter of 2020 compared to the same period of 2019, primarily due to lower performance-based investment results, mainly from limited partnership interests.

First Quarter 2020 Form 10-Q 87

Investments

Performance-based investment income
	Three months ended March 31,
($ in millions)	2020	2019
Limited partnerships
Private equity	$(199)	$(5)
Real estate	7	12
Performance-based - limited partnerships	(192)	7

Non-limited partnerships
Private equity	(21)	3
Real estate	17	14
Performance-based - non-limited partnerships	(4)	17

Total
Private equity	(220)	(2)
Real estate	24	26
Total performance-based income before investee level expenses	$(196)	$24

Investee level expenses (1)	(12)	(18)
Total performance-based income	$(208)	$6

(1)
Investee level expenses include asset level operating expenses reported in investment expense. Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

Performance-based investment income decreased $214 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower valuations of private equity investments in the first quarter, including estimated declines recognized on four underperforming private equity investments totaling $137 million.
In consideration of intervening events during the three months ended March 31, 2020, where information was available to enable updated estimates, we recognized current period declines in the value of limited partnership interests. This included updating publicly traded investments held within limited partnerships to their March 31, 2020 values, which reduced income by $52 million. Additionally, $195 million of valuation increases reported in the fourth quarter 2019 partnership financial statements were excluded from income considering the equity market decline in March 2020.

Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales. Based on the significant decline in public equity markets in 2020 and the likely impact on economic activity resulting from the Coronavirus pandemic, we anticipate that there will be further declines in performance-based investment income that will be recognized in subsequent periods. We are unable to make a reasonable estimate of the decline in future income at this time and therefore have not recorded an estimate in the financial statements but believe it may be material.

88 www.allstate.com

Investments

Components of realized capital gains (losses) and the related tax effect
	Three months ended March 31,
($ in millions)	2020	2019
Sales (1)	$388	$95
Credit losses (2)
Fixed income securities	(4)	(2)
Mortgage Loans	(41)	—
Limited partnership interests	(7)	(1)
Other investments	(27)	(11)
Total credit losses	(79)	(14)
Valuation of equity investments - appreciation (decline):
Equity securities	(750)	553
Limited partnerships (3)	(109)	74
Total valuation of equity investments	(859)	627
Valuation and settlements of derivative instruments	88	(46)
Realized capital gains (losses), pre-tax	(462)	662
Income tax benefit (expense)	96	(138)
Realized capital gains (losses), after-tax	$(366)	$524

Market-based	(493)	605
Performance-based	31	57
Realized capital gains (losses), pre-tax	$(462)	$662

(1)	Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as OTTI impairment write-downs are now presented as credit losses.

(3)	Relates to limited partnerships where the underlying assets are predominately public equity securities.
Realized capital losses in the three months ended March 31, 2020 related primarily to lower valuation of equity investments, partially offset by gains on sales of fixed income securities.
Sales in the three months ended March 31, 2020 related primarily to fixed income securities in connection with ongoing portfolio management.

Valuation and settlements of derivative instruments in the three months of 2020 primarily comprised of gains on interest rate futures used for asset replication, foreign currency contracts due to the strengthening of the U.S. dollar, and equity futures used for risk management.

Realized capital gains (losses) for performance-based investments
	Three months ended March 31,
($ in millions)	2020	2019
Sales (1)	$10	$29
Credit losses (2)	(8)	(1)
Valuation of equity investments	(7)	25
Valuation and settlements of derivative instruments	36	4
Total performance-based	$31	$57

(1)	Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as OTTI impairment write-downs are now presented as credit losses.

Realized capital gains for performance-based investments in the first quarter of 2020, primarily related to valuation and settlements of derivative instruments.

First Quarter 2020 Form 10-Q 89

Capital Resources and Liquidity

Capital Resources and Liquidity
See the Coronavirus discussion in the Highlights section of the MD&A.
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	March 31, 2020	December 31, 2019
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$23,615	$24,048
Accumulated other comprehensive income	558	1,950
Total shareholders’ equity	24,173	25,998
Debt	6,633	6,631
Total capital resources	$30,806	$32,629

Ratio of debt to shareholders’ equity	27.4%	25.5%
Ratio of debt to capital resources	21.5	20.3
Shareholders’ equity decreased in the first three months of 2020, primarily due to decreased unrealized capital gains on investments, common share repurchases, redemption of preferred stock and dividends paid to shareholders, partially offset by net income. In the three months ended March 31, 2020, we paid dividends of $159 million and $29 million related to our common and preferred shares, respectively.
Debt maturities $250 million of floating rate senior notes are scheduled to mature in March 2021. We do not have any scheduled debt maturities in 2020.

Debt maturities for each of the next five years and thereafter (excluding issuance costs)
($ in millions)
2020	$—
2021	250
2022	—
2023	750
2024	—
2025	—
Thereafter	5,691
Total long-term debt principal	$6,691
Common share repurchases In January 2020, we completed the $3.00 billion share repurchase program that commenced in November 2018. In February 2020, the Board authorized a new $3.00 billion common share repurchase program that is expected to be completed by the end of 2021.
In November 2019, we entered into an ASR agreement with Goldman Sachs & Co. LLC (“Goldman Sachs”) to purchase $500 million of our outstanding common stock. This ASR agreement settled on January 8, 2020, and we repurchased a total of 4.6 million shares.
As of March 31, 2020, there was $2.75 billion remaining on the $3.00 billion common share repurchase program that is expected to be completed by the end of 2021.
During the first three months of 2020, we repurchased 4.8 million common shares for $511 million.

Common shareholder dividends On January 2, 2020, we paid a common shareholder dividend of $0.50. On February 20, 2020, we declared a common shareholder dividend of $0.54 payable on April 1, 2020.
Redemption of preferred stock On January 15, 2020, we redeemed all 11,500 shares of Fixed Rate Noncumulative Perpetual Preferred Stock, Series A and the corresponding depositary shares for $288 million.
For additional detail on this transaction, see Note 10 of the condensed consolidated financial statements.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. The preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. There have been no changes to any of our ratings from A.M. Best, S&P or Moody’s since December 31, 2019.
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
The Allstate Corporation is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain subsidiaries, which include but are not limited to Allstate Life Insurance Company (“ALIC”) and Allstate Insurance Company (“AIC”). The Liquidity Agreement allows for short-term

90 www.allstate.com

Capital Resources and Liquidity

advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. ALIC and AIC each serve as a lender and borrower, certain other subsidiaries serve only as borrowers, and the Corporation serves only as a lender. AIC also has a capital support agreement with ALIC. Under the capital support agreement, AIC is committed to providing capital to ALIC to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.
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
Parent company capital capacity Parent holding company deployable assets totaled $3.41 billion as of March 31, 2020, primarily comprised of cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of March 31, 2020, we held $8.81 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would expect to be able to liquidate within one week.
Intercompany dividends were paid in the first three months of 2020 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation and ALIC.

Intercompany dividends
($ in millions)	March 31, 2020
AIC to AIH	$2,061
AIH to the Corporation	2,061
Based on the greater of 2019 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2020 is estimated at $3.73 billion, less dividends paid during the preceding twelve months measured at that point in time. As of March 31, 2020, we paid dividends of $2.06 billion and the remaining amount of $1.67 billion will become available for payment throughout the remainder of the year.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of March 31, 2020, we satisfied all of the tests with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first three months of 2020, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 16.1% as of March 31, 2020. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2020.

•
The Corporation has access to the commercial paper market for short-term borrowings up to $1.00 billion. The combined total amount outstanding at any one point from commercial paper borrowings and the credit facility cannot exceed the amount that can be borrowed under the credit facility. As of March 31, 2020, there were no commercial paper borrowings outstanding.

•
The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2021. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 585 million shares of treasury stock as of March 31, 2020), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration

First Quarter 2020 Form 10-Q 91

Capital Resources and Liquidity

statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $17.40 billion as of March 31, 2020.

Contractholder funds by contractual withdrawal provisions
($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,677	15.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,714	27.1
Market value adjustments (2)	758	4.3
Subject to discretionary withdrawal without adjustments (3)	9,255	53.2
Total contractholder funds (4)	$17,404	100.0%

(1)	Includes $1.38 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$330 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $742 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
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

The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.5% and 7.0% in the first three months of 2020 and 2019, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
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
Insurance and Financial Risks (1) unexpected increases in claim frequency and severity; (2) catastrophes and severe weather events; (3) limitations in analytical models used for loss cost estimates; (4) price competition and changes in underwriting standards; (5) actual claims costs exceeding current reserves; (6) market risk and declines in credit quality of our investment portfolio; (7) our subjective determination of fair value and the amount of realized capital losses recorded for impairments of our investments; (8) the impact of changes in market interest rates or performance-based investment returns on our annuity business; (9) the impact of changes in reserve estimates and amortization of deferred acquisition costs on our life, benefits and annuity businesses; (10) our participation in indemnification programs, including state industry pools and facilities; (11) our ability to mitigate the capital impact associated with statutory reserving and capital requirements; (12) a downgrade in financial strength ratings; (13) changes in tax laws;
Business, Strategy and Operations (14) competition in the insurance industry and new or changing technologies; (15) implementation of our transformative growth plan; (16) our catastrophe management strategy; (17) restrictions on our subsidiaries’ ability to pay dividends; (18) restrictions under terms of certain of our securities on our ability to pay dividends or repurchase our stock; (19) the availability of reinsurance at current level and prices; (20) counterparty risk related to reinsurance; (21) acquisitions and divestitures of businesses; (22) intellectual property infringement, misappropriation and third-party claims;
Macro, Regulatory and Risk Environment (23) conditions in the global economy and capital and credit markets; (24) a large scale pandemic, such as the Novel Coronavirus Pandemic or COVID-19 and its impacts, or occurrence of terrorism or military actions; (25) the failure in cyber or other information security controls, or the occurrence of events unanticipated in our disaster recovery processes and business continuity planning; (26) changing climate and weather conditions; (27) restrictive regulations and regulatory reforms, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (28) losses from legal and regulatory actions; (29) changes in or the application of accounting standards; (30) loss of key vendor relationships or failure of a vendor to protect our data or confidential, proprietary and personal information; (31) our ability to attract, develop and retain key personnel; and (32) misconduct or fraudulent acts by employees, agents and third parties.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

First Quarter 2020 Form 10-Q 93

Part II. Other Information

Part II. Other Information
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 12 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2019.
A pandemic such as the Coronavirus and its impacts were contemplated in the risk factors set forth under “Item 1A. Risks Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2019, including the risk factors titled “A large-scale pandemic, the occurrence of terrorism or military actions may have an adverse effect on our business” and “Conditions in the global economy and capital markets could adversely affect our business and results of operations”.
Currently, it is not possible to reliably estimate the length and severity of the pandemic or its impact to our operations, but the effects could be material. See the Coronavirus discussion in the Highlights section of the MD&A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
January 1, 2020 - January 31, 2020
Open Market Purchases	2,045,902	$116.44	1,592,213
ASR Agreement (2)	552,679	$109.51	552,679
February 1, 2020 - February 29, 2020
Open Market Purchases	1,030,865	$121.67	680,300
March 1, 2020 - March 31, 2020
Open Market Purchases	1,941,478	$88.22	1,928,332
Total	5,570,924	$106.89	4,753,524	$2.75	billion

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

January: 339
February: 350,565
March: 13,146

(2)
On November 1, 2019, Allstate entered into an accelerated share repurchase agreement (“ASR agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to purchase $500 million of our outstanding common stock, which settled on January 8, 2020. Under this ASR agreement, we repurchased a total of 4.6 million shares at an average price of $109.51.

(3)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4)	In February 2020, we announced the approval of a common share repurchase program for $3 billion, which is expected to be completed by the end of 2021.

94 www.allstate.com

Other Information Part II.

Item 6. Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

10.1	The Allstate Corporation 2019 Equity Incentive Plan, as amended and restated effective February 19, 2020					X
10.2	The Allstate Corporation Annual Executive Incentive Plan, as amended and restated effective February 19, 2020					X
10.3
Form of Option Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president
X
10.4
Form of Restricted Stock Unit Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president
X
10.5
Form of Performance Stock Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president
X
10.6	The Allstate Corporation Clawback Policy, effective February 19, 2020					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 5, 2020, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

First Quarter 2020 Form 10-Q 95

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 5, 2020	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller, and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

96 www.allstate.com