Form 10-Q
period 2020-06-30
ALLSTATE CORP
filed 2020-08-04
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 20, 2020, the registrant had 312,316,158 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
June 30, 2020

Condensed Consolidated Financial Statements

Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Property and casualty insurance premiums	$9,223	$8,986	$18,458	$17,788
Life premiums and contract charges	604	621	1,221	1,249
Other revenue	257	271	522	521
Net investment income	409	942	830	1,590
Realized capital gains (losses)	704	324	242	986
Total revenues	11,197	11,144	21,273	22,134

Costs and expenses
Property and casualty insurance claims and claims expense	5,222	6,356	10,563	12,176
Shelter-in-Place Payback expense	738	—	948	—
Life contract benefits	497	511	998	1,008
Interest credited to contractholder funds	200	156	332	318
Amortization of deferred policy acquisition costs	1,349	1,362	2,750	2,726
Operating costs and expenses	1,451	1,380	2,850	2,760
Pension and other postretirement remeasurement (gains) losses	73	125	391	140
Restructuring and related charges	14	9	19	27
Amortization of purchased intangibles	29	32	57	64
Impairment of purchased intangibles	—	55	—	55
Interest expense	79	82	160	165
Total costs and expenses	9,652	10,068	19,068	19,439

Gain on disposition of operations	1	2	2	3

Income from operations before income tax expense	1,546	1,078	2,207	2,698

Income tax expense	296	227	408	555

Net income	1,250	851	1,799	2,143

Preferred stock dividends	26	30	62	61

Net income applicable to common shareholders	$1,224	$821	$1,737	$2,082

Earnings per common share
Net income applicable to common shareholders per common share - Basic	$3.90	$2.47	$5.50	$6.27
Weighted average common shares - Basic	313.7	332.0	315.6	332.3
Net income applicable to common shareholders per common share - Diluted	$3.86	$2.44	$5.43	$6.17
Weighted average common shares - Diluted	317.0	336.9	319.8	337.2

See notes to condensed consolidated financial statements.

Second Quarter 2020 Form 10-Q 1

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$1,250	$851	$1,799	$2,143

Other comprehensive income, after-tax
Changes in:
Unrealized net capital gains and losses	2,072	682	715	1,656
Unrealized foreign currency translation adjustments	9	4	(30)	9
Unamortized pension and other postretirement prior service credit	(11)	(11)	(7)	(23)
Other comprehensive income, after-tax	2,070	675	678	1,642

Comprehensive income	$3,320	$1,526	$2,477	$3,785

See notes to condensed consolidated financial statements.

2 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	June 30, 2020	December 31, 2019
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $60,534 and $56,293)	$64,448	$59,044
Equity securities, at fair value (cost $3,817 and $6,568)	4,212	8,162
Mortgage loans, net	4,774	4,817
Limited partnership interests	6,941	8,078
Short-term, at fair value (amortized cost $5,343 and $4,256)	5,344	4,256
Other, net	3,918	4,005
Total investments	89,637	88,362
Cash	547	338
Premium installment receivables, net	6,367	6,472
Deferred policy acquisition costs	4,683	4,699
Reinsurance and indemnification recoverables, net	9,290	9,211
Accrued investment income	605	600
Property and equipment, net	1,100	1,145
Goodwill	2,544	2,545
Other assets, net	3,587	3,534
Separate Accounts	2,906	3,044
Total assets	$121,266	$119,950
Liabilities
Reserve for property and casualty insurance claims and claims expense	$27,426	$27,712
Reserve for life-contingent contract benefits	12,471	12,300
Contractholder funds	17,396	17,692
Unearned premiums	15,448	15,343
Claim payments outstanding	882	929
Deferred income taxes	842	1,154
Other liabilities and accrued expenses	10,275	9,147
Long-term debt	6,634	6,631
Separate Accounts	2,906	3,044
Total liabilities	94,280	93,952
Commitments and Contingent Liabilities (Note 12)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand and 92.5 thousand shares issued and outstanding, $2,025 and $2,313 aggregate liquidation preference	1,970	2,248
Common stock, $.01 par value, 3.0 billion shares authorized and 900 million issued, 313 million and 319 million shares outstanding	9	9
Additional capital paid-in	3,541	3,463
Retained income	49,380	48,074
Treasury stock, at cost (587 million and 581 million shares)	(30,542)	(29,746)
Accumulated other comprehensive income:
Unrealized net capital gains and losses on fixed income securities with credit losses	(1)	70
Other unrealized net capital gains and losses	3,079	2,094
Unrealized adjustment to DAC, DSI and insurance reserves	(476)	(277)
Total unrealized net capital gains and losses	2,602	1,887
Unrealized foreign currency translation adjustments	(89)	(59)
Unamortized pension and other postretirement prior service credit	115	122
Total accumulated other comprehensive income (“AOCI”)	2,628	1,950
Total shareholders’ equity	26,986	25,998
Total liabilities and shareholders’ equity	$121,266	$119,950

See notes to condensed consolidated financial statements.

Second Quarter 2020 Form 10-Q 3

Condensed Consolidated Financial Statements

The Allstate Corporate and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,970	1,930	2,248	1,930
Preferred stock redemption	—	—	(278)	—
Balance, end of period	1,970	1,930	1,970	1,930

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,519	3,291	3,463	3,310
Forward contract on accelerated share repurchase agreement	—	150	75	150
Equity incentive plans activity	22	36	3	17
Balance, end of period	3,541	3,477	3,541	3,477

Retained income
Balance, beginning of period	48,326	45,148	48,074	44,033
Cumulative effect of change in accounting principle	—	—	(88)	21
Net income	1,250	851	1,799	2,143
Dividends on common stock (declared per share of $0.54, $0.50, $1.08 and $1.00)	(170)	(166)	(343)	(333)
Dividends on preferred stock	(26)	(30)	(62)	(61)
Balance, end of period	49,380	45,803	49,380	45,803

Deferred ESOP expense	—	(3)	—	(3)

Treasury stock
Balance, beginning of period	(30,209)	(28,042)	(29,746)	(28,085)
Shares acquired	(391)	(498)	(902)	(498)
Shares reissued under equity incentive plans, net	58	40	106	83
Balance, end of period	(30,542)	(28,500)	(30,542)	(28,500)

Accumulated other comprehensive income
Balance, beginning of period	558	1,085	1,950	118
Change in unrealized net capital gains and losses	2,072	682	715	1,656
Change in unrealized foreign currency translation adjustments	9	4	(30)	9
Change in unamortized pension and other postretirement prior service credit	(11)	(11)	(7)	(23)
Balance, end of period	2,628	1,760	2,628	1,760
Total shareholders’ equity	$26,986	$24,476	$26,986	$24,476

See notes to condensed consolidated financial statements.

4 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$1,799	$2,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	318	317
Realized capital (gains) losses	(242)	(986)
Pension and other postretirement remeasurement (gains) losses	391	140
Gain on disposition of operations	(2)	(3)
Interest credited to contractholder funds	332	318
Impairment of purchased intangibles	—	55
Changes in:
Policy benefits and other insurance reserves	(594)	211
Unearned premiums	143	214
Deferred policy acquisition costs	(42)	(27)
Premium installment receivables, net	81	(209)
Reinsurance recoverables, net	(56)	235
Income taxes	257	159
Other operating assets and liabilities	491	(505)
Net cash provided by operating activities	2,876	2,062
Cash flows from investing activities
Proceeds from sales
Fixed income securities	19,952	17,811
Equity securities	6,473	2,098
Limited partnership interests	862	391
Other investments	135	223
Investment collections
Fixed income securities	1,054	1,243
Mortgage loans	156	294
Other investments	81	138
Investment purchases
Fixed income securities	(24,214)	(17,436)
Equity securities	(2,907)	(4,189)
Limited partnership interests	(513)	(672)
Mortgage loans	(196)	(311)
Other investments	(199)	(394)
Change in short-term and other investments, net	(1,477)	(147)
Purchases of property and equipment, net	(166)	(173)
Acquisition of operations	1	(18)
Net cash used in investing activities	(958)	(1,142)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	492
Redemption and repayment of long-term debt	—	(317)
Redemption of preferred stock	(288)	—
Contractholder fund deposits	494	504
Contractholder fund withdrawals	(791)	(876)
Dividends paid on common stock	(331)	(324)
Dividends paid on preferred stock	(56)	(61)
Treasury stock purchases	(821)	(332)
Shares reissued under equity incentive plans, net	52	44
Other	32	50
Net cash used in financing activities	(1,709)	(820)
Net increase in cash	209	100
Cash at beginning of period	338	499
Cash at end of period	$547	$599
See notes to condensed consolidated financial statements.

Second Quarter 2020 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of June 30, 2020 and for the three and six month periods ended June 30, 2020 and 2019 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
Recent development
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”) resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which have included the implementation of travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings, have caused material disruption to businesses globally, resulting in increased unemployment, a recession and increased economic uncertainty. Some of the restrictions implemented to contain the pandemic have been relaxed, but reduced economic activity, limits on large gatherings and events and higher unemployment continue. Additionally, there is no way of predicting with certainty how long the pandemic might last, including the potential for restrictions being restored or new restrictions being implemented that could result in further economic volatility.
Depending on its length and severity, the Coronavirus and the related containment actions may significantly affect the Company’s results of operations, financial condition and liquidity, including sales of new and retention of existing policies, shared economy demand, severity costs, driving behavior and auto frequency, life insurance mortality and hospital and outpatient claim costs, annuity reserves, investment valuations and returns and increases in bad debt and credit allowance exposure.
The magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers to mitigate health risks create significant uncertainty. The Company will continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the length and severity of the pandemic or its impact to the Company’s operations, but the effects could be material and may continue, emerge, evolve or accelerate into 2021.
Adopted accounting standard
Measurement of Credit Losses on Financial Instruments Effective January 1, 2020 the Company adopted new Financial Accounting Standards Board (“FASB”) guidance related to the measurement of credit losses on financial instruments that primarily affected mortgage loans, bank loans and reinsurance recoverables.
Upon adoption of the guidance, the Company recorded a total allowance for expected credit losses of $289 million, pre-tax. After consideration of existing valuation allowances maintained prior to adopting the new guidance, the Company increased its valuation allowances for credit losses to conform to the new requirements which resulted in recognizing a cumulative effect decrease in retained income of $88 million, after-tax, at the date of adoption. The measurement of credit losses for available-for-sale fixed income securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the credit loss adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. Previously these credit loss adjustments were recorded as other-than-temporary impairments and were not reversed once recorded.
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

6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The related allowance is reported in other liabilities and accrued expenses.

Allowance for credit losses
($ in millions)	June 30, 2020	March 31, 2020	January 1, 2020
Fixed income securities	$7	$4	$—
Mortgage loans	86	85	45
Other investments
Bank loans	76	79	53
Agent loans	5	5	5
Investments	174	173	103
Premium installment receivables	139	96	91
Reinsurance recoverables	74	74	74
Other assets	23	18	18
Assets	410	361	286

Commitments to fund mortgage loans, bank loans and agent loans	3	4	3
Liabilities	3	4	3
Total	$413	$365	$289

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
Mortgage loans, bank loans and agent loans are carried at amortized cost, net, which represent the amount expected to be collected. The Company excludes accrued interest receivable from the amortized cost basis of its mortgage, bank and agent loans. Credit loss allowances are estimates of expected credit losses, established for loans upon origination or purchase, and are established considering all relevant information available, including past events, current conditions, and reasonable and supportable forecasts over the life of the loans. Loans are evaluated on a pooled basis when they share similar risk characteristics; otherwise, they are evaluated individually.
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

Second Quarter 2020 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

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
The increase in the provision for credit losses primarily related to customer enrollment in the Allstate Special Payment plan implemented in response to the Coronavirus, starting in March 2020.

Rollforward of credit loss allowance for premium installment receivable
($ in millions)	Three months ended June 30, 2020	Six months ended June 30, 2020
Beginning balance	$96	$91
Increase in the provision for credit losses	94	136
Write-off of uncollectible premium installment receivable amounts	(51)	(88)
Ending balance	$139	$139

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
Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed and updated at least annually. The effect of updating measurement assumptions other than the discount rate are required to be measured on a retrospective basis and reported in net income. In addition, reserves under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield that is updated through OCI at each reporting date. Current GAAP requires the measurement of reserves to utilize assumptions set at policy issuance unless updated current assumptions indicate that recorded reserves are deficient.
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

8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

gains and losses on investment securities supporting the related business.
All market risk benefit product features will be measured at fair value with changes in fair value recorded in net income with the exception of changes in the fair value attributable to changes in the reporting entity’s own credit risk, which are required to be recognized in OCI. Substantially all of the Company’s market risk benefits relate to variable annuities that are reinsured and therefore these impacts are not expected to be material to the Company.
The new guidance is effective for financial statements issued for reporting periods beginning after December 15, 2021, thereby requiring restatement of prior periods presented. Early adoption is permitted. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or retrospectively using actual historical experience as of contract inception. The new guidance for market risk benefits is required to be adopted retrospectively. In July 2020, the FASB exposed for a forty-five day comment period a proposal to delay the effective date of the new guidance for public business entities that are Securities and Exchange Commission (“SEC”) filers to reporting periods beginning after December 15, 2022. If adopted, the proposal would extend the effective date of the new guidance for public business entities that are SEC filers by one year. The proposal also includes a revision to the existing restatement provisions and would allow a one-year transition period instead of the normal two-year transition period if the new guidance is early adopted.

The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI. The requirements of the new guidance represent a material change from existing GAAP, however, the underlying economics of the business and related cash flows are unchanged. The Company anticipates the financial statement impact of adopting the new guidance to be material, largely attributed to the impact of transitioning to a discount rate based on an upper-medium grade fixed income investment yield and updates to mortality assumptions. The Company expects the most significant impacts will occur in the run-off annuity segment. The revised accounting for DAC will be applied prospectively using the new model and any DAC effects existing in AOCI as a result of applying existing GAAP at the date of adoption will be eliminated.
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

Second Quarter 2020 Form 10-Q 9

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$1,250	$851	$1,799	$2,143
Less: Preferred stock dividends	26	30	62	61
Net income applicable to common shareholders	$1,224	$821	$1,737	$2,082

Denominator:
Weighted average common shares outstanding	313.7	332.0	315.6	332.3
Effect of dilutive potential common shares:
Stock options	2.1	3.3	2.7	3.2
Restricted stock units (non-participating) and performance stock awards	1.2	1.6	1.5	1.7
Weighted average common and dilutive potential common shares outstanding	317.0	336.9	319.8	337.2

Earnings per common share - Basic	$3.90	$2.47	$5.50	$6.27
Earnings per common share - Diluted	3.86	2.44	5.43	6.17

Anti-dilutive options excluded from diluted earnings per common share	3.2	4.1	1.4	4.5

Note 3	Acquisitions
iCracked On February 12, 2019, the Company acquired iCracked Inc. (“iCracked”) which offers on-site, on-demand repair services for smartphones and tablets in North America, supporting Allstate Protection Plans' (formerly known as SquareTrade) operations. In conjunction with the iCracked acquisition, the Company recorded goodwill of $17 million.
Subsequent event On July 7, 2020, the Company entered into a definitive agreement to acquire National General Holdings Corp. (“National General”), a predominantly specialty personal lines insurance holding company serving a wide range of customer segments through a network of independent agents for property and casualty and accident and health products for approximately $4 billion in cash.

National General shareholders will receive $32.00 per share in cash from the Company, plus closing dividends expected to be $2.50 per share, providing $34.50 in total value per share. The Company will fund the acquisition by deploying $2.2 billion in combined cash resources at the Company and National General and, subject to market conditions, issuing $1.5 billion of new senior debt. The Company expects to maintain its current $3.00 billion share repurchase program. The transaction is expected to close in early 2021, subject to regulatory approvals, a shareholder vote at National General and other customary closing conditions.
National General provides personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed property, supplemental health and other niche insurance products. Upon completion of the transaction, this acquisition will increase the Company’s market share in personal property-liability and expand its independent agent distribution. In December 2019, the Company announced the integration of the Allstate Independent Agency and Encompass organizations. These businesses will be integrated into National General.

10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Second Quarter 2020 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Property-Liability
Insurance premiums
Auto	$6,173	$6,035	$12,327	$11,965
Homeowners	2,053	1,958	4,091	3,893
Other personal lines	478	462	949	921
Commercial lines	159	226	377	409
Allstate Protection	8,863	8,681	17,744	17,188
Discontinued Lines and Coverages	—	—	—	—
Total Property-Liability insurance premiums	8,863	8,681	17,744	17,188
Other revenue	182	190	363	366
Net investment income	178	471	380	762
Realized capital gains (losses)	382	256	279	753
Total Property-Liability	9,605	9,598	18,766	19,069

Service Businesses
Consumer product protection plans	219	153	425	298
Roadside assistance	44	63	95	126
Finance and insurance products	97	89	194	176
Intersegment premiums and service fees (1)	35	33	73	66
Other revenue	51	48	103	95
Net investment income	11	10	21	19
Realized capital gains (losses)	19	9	(5)	17
Total Service Businesses	476	405	906	797

Allstate Life
Traditional life insurance premiums	164	156	317	310
Accident and health insurance premiums	1	1	1	1
Interest-sensitive life insurance contract charges	174	176	354	359
Other revenue	24	33	56	60
Net investment income	123	125	251	252
Realized capital gains (losses)	19	1	(12)	(4)
Total Allstate Life	505	492	967	978

Allstate Benefits
Traditional life insurance premiums	12	10	21	19
Accident and health insurance premiums	225	246	469	496
Interest-sensitive life insurance contract charges	26	28	55	57
Net investment income	20	21	40	40
Realized capital gains (losses)	11	2	(3)	6
Total Allstate Benefits	294	307	582	618

Allstate Annuities
Fixed annuities contract charges	2	4	4	7
Net investment income	66	296	113	486
Realized capital gains (losses)	245	48	(24)	204
Total Allstate Annuities	313	348	93	697

Corporate and Other
Net investment income	11	19	25	31
Realized capital gains (losses)	28	8	7	10
Total Corporate and Other	39	27	32	41

Intersegment eliminations (1)	(35)	(33)	(73)	(66)
Consolidated revenues	$11,197	$11,144	$21,273	$22,134

(1)	Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in the condensed consolidated financial statements.

12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Property-Liability
Allstate Protection (1)	$907	$370	$2,255	$1,073
Discontinued Lines and Coverages	(3)	(3)	(6)	(6)
Total underwriting income	904	367	2,249	1,067
Net investment income	178	471	380	762
Income tax expense on operations	(209)	(179)	(512)	(381)
Realized capital gains (losses), after-tax	299	204	217	597
Property-Liability net income applicable to common shareholders	1,172	863	2,334	2,045

Service Businesses
Adjusted net income	38	16	75	27
Realized capital gains (losses), after-tax	15	6	(4)	13
Amortization of purchased intangibles, after-tax	(21)	(25)	(42)	(49)
Impairment of purchased intangibles, after-tax	—	(43)	—	(43)
Service Businesses net income (loss) applicable to common shareholders	32	(46)	29	(52)

Allstate Life
Adjusted net income	72	68	152	141
Realized capital gains (losses), after-tax	16	—	(9)	(4)
Valuation changes on embedded derivatives not hedged, after-tax	(35)	—	(23)	—
DAC and DSI amortization related to realized capital gains and losses, after-tax	11	(1)	8	(3)
Allstate Life net income applicable to common shareholders	64	67	128	134

Allstate Benefits
Adjusted net income	5	37	29	68
Realized capital gains (losses), after-tax	7	2	(3)	5
Allstate Benefits net income applicable to common shareholders	12	39	26	73

Allstate Annuities
Adjusted net (loss) income	(111)	52	(250)	27
Realized capital gains (losses), after-tax	194	37	(19)	161
Valuation changes on embedded derivatives not hedged, after-tax	(6)	(2)	(4)	(5)
Gain on disposition of operations, after-tax	1	1	2	2
Allstate Annuities net income (loss) applicable to common shareholders	78	88	(271)	185

Corporate and Other
Adjusted net loss	(99)	(98)	(206)	(201)
Realized capital gains (losses), after-tax	23	7	6	8
Pension and other postretirement remeasurement gains (losses), after-tax	(58)	(99)	(309)	(110)
Corporate and Other net loss applicable to common shareholders	(134)	(190)	(509)	(303)

Consolidated net income applicable to common shareholders	$1,224	$821	$1,737	$2,082

(1)
Due to the significant declines in the number of auto accidents caused by mandated stay-at-home orders, other pandemic containment actions and reduced economic activity, auto and commercial lines customers received a Shelter-in-Place Payback of $948 million with $210 million recognized in first quarter 2020 and $738 million recognized in second quarter 2020.

Second Quarter 2020 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition

($ in millions)	June 30, 2020	December 31, 2019
Fixed income securities, at fair value	$64,448	$59,044
Equity securities, at fair value	4,212	8,162
Mortgage loans, net	4,774	4,817
Limited partnership interests	6,941	8,078
Short-term investments, at fair value	5,344	4,256
Other, net	3,918	4,005
Total	$89,637	$88,362

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
June 30, 2020
U.S. government and agencies	$3,312	$208	$(1)	$3,519
Municipal	8,579	712	(6)	9,285
Corporate	46,797	3,227	(284)	49,740
Foreign government	915	46	—	961
ABS	779	4	(24)	759
MBS	152	32	—	184
Total fixed income securities	$60,534	$4,229	$(315)	$64,448

December 31, 2019
U.S. government and agencies	$4,971	$141	$(26)	$5,086
Municipal	8,080	551	(11)	8,620
Corporate	41,090	2,035	(47)	43,078
Foreign government	968	16	(5)	979
ABS	860	8	(6)	862
MBS	324	96	(1)	419
Total fixed income securities	$56,293	$2,847	$(96)	$59,044

Scheduled maturities for fixed income securities
($ in millions)	June 30, 2020
	Amortized cost, net	Fair value
Due in one year or less	$3,300	$3,343
Due after one year through five years	24,971	26,036
Due after five years through ten years	21,627	23,204
Due after ten years	9,705	10,922
	59,603	63,505
ABS and MBS	931	943
Total	$60,534	$64,448

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Fixed income securities	$531	$543	$1,056	$1,081
Equity securities	31	68	37	98
Mortgage loans	51	54	111	107
Limited partnership interests	(220)	254	(412)	263
Short-term investments	2	26	19	52
Other	62	67	125	130
Investment income, before expense	457	1,012	936	1,731
Investment expense	(48)	(70)	(106)	(141)
Net investment income	$409	$942	$830	$1,590

Realized capital gains (losses) by asset type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Fixed income securities	$187	$79	$562	$143
Equity securities	480	178	(270)	731
Mortgage loans	—	—	(41)	—
Limited partnership interests	33	21	(83)	93
Derivatives	18	22	106	(24)
Other	(14)	24	(32)	43
Realized capital gains (losses)	$704	$324	$242	$986

Realized capital gains (losses) by transaction type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales	$179	$117	$567	$212
Credit losses (1)	(10)	(15)	(89)	(29)
Valuation of equity investments (2)	517	200	(342)	827
Valuation and settlements of derivative instruments	18	22	106	(24)
Realized capital gains (losses)	$704	$324	$242	$986

(1)	Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior period other-than-temporary impairment write-downs are now presented as credit losses.

(2)	Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.
Sales of fixed income securities resulted in gross gains of $304 million and $115 million and gross losses of $113 million and $27 million during the three months ended June 30, 2020 and 2019, respectively.
Sales of fixed income securities resulted in gross gains of $760 million and $241 million and gross losses of $190 million and $87 million during the six months ended June 30, 2020 and 2019, respectively.
The following table presents the net pre-tax appreciation (decline) recognized in net income of equity securities and limited partnership interests carried at fair value that are still held as of June 30, 2020 and 2019, respectively.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Equity securities	$390	$207	$(45)	$688
Limited partnership interests carried at fair value	(54)	95	(109)	59
Total	$336	$302	$(154)	$747

Second Quarter 2020 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income (1)
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Assets
Fixed income securities:
Municipal	$(3)	$—	$(3)	$—
Corporate	—	(7)	(1)	(7)
ABS	(2)	(2)	(2)	(3)
MBS	1	—	(2)	(1)
Total fixed income securities	(4)	(9)	(8)	(11)
Mortgage loans	(1)	—	(41)	—
Limited partnership interests	(3)	(2)	(10)	(3)
Other investments
Bank loans	(3)	(4)	(30)	(15)
Total credit losses by asset type	$(11)	$(15)	$(89)	$(29)

Liabilities
Commitments to fund commercial mortgage loans, bank loans and agent loans	1	—	—	—
Total	$(10)	$(15)	$(89)	$(29)

(1)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2020		Gains	Losses
Fixed income securities	$64,448	$4,229	$(315)	$3,914
Short-term investments	5,344	1	—	1
Derivative instruments	—	—	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships (1)				(8)
Unrealized net capital gains and losses, pre-tax				3,904
Amounts recognized for:
Insurance reserves (2)				(319)
DAC and DSI (3)				(284)
Amounts recognized				(603)
Deferred income taxes				(699)
Unrealized net capital gains and losses, after-tax				$2,602

December 31, 2019
Fixed income securities	$59,044	$2,847	$(96)	$2,751
Short-term investments	4,256	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships				(4)
Unrealized net capital gains and losses, pre-tax				2,744
Amounts recognized for:
Insurance reserves				(126)
DAC and DSI				(224)
Amounts recognized				(350)
Deferred income taxes				(507)
Unrealized net capital gains and losses, after-tax				$1,887

(1)
Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.

(2)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at lower interest rates, resulting in a premium deficiency. This adjustment primarily relates to structured settlement annuities with life contingencies (a type of immediate fixed annuity).

(3)
The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Change in unrealized net capital gains (losses)
($ in millions)	Six months ended June 30, 2020
Fixed income securities	$1,163
Short-term investments	1
Derivative instruments	—
EMA limited partnerships	(4)
Total	1,160
Amounts recognized for:
Insurance reserves	(193)
DAC and DSI	(60)
Amounts recognized	(253)
Deferred income taxes	(192)
Increase in unrealized net capital gains and losses, after-tax	$715

Carrying value for limited partnership interests
($ in millions)	June 30, 2020			December 31, 2019
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$4,043	$1,532	$5,575	$4,463	$1,668	$6,131
Real estate	982	130	1,112	899	142	1,041
Other (1)	251	3	254	902	4	906
Total	$5,276	$1,665	$6,941	$6,264	$1,814	$8,078

(1)	Other consists of certain limited partnership interests where the underlying assets are predominately public equity securities.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of June 30, 2020 and December 31, 2019, the fair value of short-term investments totaled $5.34 billion and $4.26 billion, respectively.
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

Other investments by asset type
($ in millions)	June 30, 2020	December 31, 2019
Bank loans, net	$1,118	$1,204
Real estate	986	1,005
Policy loans	878	894
Agent loans, net	649	666
Derivatives and other	287	236
Total	$3,918	$4,005

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

Second Quarter 2020 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $538 million as of June 30, 2020 and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
($ in millions)	Three months ended June 30, 2020	Six months ended June 30, 2020
Beginning balance	$(4)	$—
Credit losses on securities for which credit losses not previously reported	(5)	(8)
Net decreases related to credit losses previously reported	1	—
Reduction of allowance related to sales	1	1
Ending balance (1)	$(7)	$(7)

(1)	Allowance for fixed income securities as of June 30, 2020 comprised $3 million, $1 million, $2 million and $1 million of municipal bonds, corporate bonds, ABS and MBS, respectively.

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2020
Fixed income securities
U.S. government and agencies	3	$20	$(1)	—	$—	$—	$(1)
Municipal	171	343	(6)	—	—	—	(6)
Corporate	527	4,326	(232)	36	213	(52)	(284)
Foreign government	1	1	—	—	—	—	—
ABS	53	479	(15)	16	64	(9)	(24)
MBS	28	16	—	85	3	—	—
Total fixed income securities	783	$5,185	$(254)	137	$280	$(61)	$(315)
Investment grade fixed income securities	402	$2,253	$(86)	102	$114	$(25)	$(111)
Below investment grade fixed income securities	381	2,932	(168)	35	166	(36)	(204)
Total fixed income securities	783	$5,185	$(254)	137	$280	$(61)	$(315)

December 31, 2019
Fixed income securities
U.S. government and agencies	31	$1,713	$(26)	10	$26	$—	$(26)
Municipal	307	576	(9)	1	14	(2)	(11)
Corporate	186	1,392	(20)	65	485	(27)	(47)
Foreign government	55	412	(4)	6	102	(1)	(5)
ABS	36	193	(2)	23	160	(4)	(6)
MBS	27	15	—	123	14	(1)	(1)
Total fixed income securities	642	$4,301	$(61)	228	$801	$(35)	$(96)
Investment grade fixed income securities	581	$3,878	$(41)	185	$594	$(20)	$(61)
Below investment grade fixed income securities	61	423	(20)	43	207	(15)	(35)
Total fixed income securities	642	$4,301	$(61)	228	$801	$(35)	$(96)

Gross unrealized losses by unrealized loss position and credit quality as of June 30, 2020
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(82)	$(124)	$(206)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(29)	(80)	(109)
Total unrealized losses	$(111)	$(204)	$(315)

(1)	Below investment grade fixed income securities include $109 million that have been in an unrealized loss position for less than twelve months.

(2)	Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.

(3)	No below investment grade fixed income securities have been in an unrealized loss position for a period of twelve or more consecutive months.

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

Second Quarter 2020 Form 10-Q 19

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
As of June 30, 2020, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Loans The Company establishes a credit loss allowance for mortgage loans, bank loans and agent loans when they are originated or purchased, and for unfunded commitments unless they are unconditionally cancellable by the Company. The Company uses a probability of default and loss given default model for mortgage loans and bank loans to estimate current expected credit losses that considers all relevant information available including past events, current conditions, and reasonable and supportable forecasts over the life of an asset. The Company also considers such factors as historical losses, expected prepayments and various economic factors. For mortgage loans the Company considers origination vintage year and property level information such as debt service coverage, property type, property location and collateral value. For bank loans the Company considers the credit rating of the borrower, credit spreads and type of loan. After the reasonable and supportable forecast period, the Company’s model reverts to historical loss trends. Given the less complex and homogenous nature of agent loans, the Company estimates current expected credit losses using historical loss experience over the estimated life of the loans, adjusted for current conditions, reasonable and supportable forecasts and expected prepayments.
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
Accrual of income is suspended for loans that are in default or when full and timely collection of principal and interest payments is not probable. Accrued income receivable is monitored for recoverability and when not expected to be collected is written off through net investment income. Cash receipts on loans on non-accrual status are generally recorded as a reduction of amortized cost-basis of the loan.
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. As of June 30, 2020, accrued interest totaled $17 million, $5 million and $2 million for mortgage loans, bank loans and agent loans, respectively.
Mortgage loans When it is determined a mortgage loan shall be evaluated individually, the Company uses various methods to estimate credit losses on individual loans such as using collateral value less estimated costs to sell where applicable, including when foreclosure is probable or when repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. When collateral value is used, the mortgage loans may not have a credit loss allowance when the fair value of the collateral exceeds the loan’s amortized cost. An alternative approach may be utilized to estimate credit losses using the present value of the loan’s expected future repayment cash flows discounted at the loan’s current effective interest rate.
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

20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
($ in millions)	June 30, 2020							December 31, 2019
	2015 and prior	2016	2017	2018	2019	Current	Total	Total
Below 1.0	$38	$—	$33	$—	$—	$—	$71	$56
1.0 - 1.25	170	27	36	87	15	30	365	225
1.26 - 1.50	494	27	123	231	369	16	1,260	1,237
Above 1.50	1,299	493	361	369	499	143	3,164	3,302
Amortized cost before allowance	$2,001	$547	$553	$687	$883	$189	$4,860	$4,820
Allowance (1)							(86)	(3)
Amortized cost, net							$4,774	$4,817

(1)	Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior valuation allowance is now presented as an allowance for expected credit losses.
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of December 31, 2019 and June 30, 2020, which included short-term loan modifications executed in the second quarter of 2020 that granted temporary partial deferral of payments on $274 million of commercial mortgage loans related to impacts from the Coronavirus. Payments are expected to be recovered over a period of three to twelve months.

Rollforward of credit loss allowance for mortgage loans
($ in millions)	Three months ended June 30, 2020	Six months ended June 30, 2020
Beginning balance	$(85)	$(3)
Cumulative effect of change in accounting principle	—	(42)
Net increases related to credit losses	(1)	(41)
Ending balance	$(86)	$(86)

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

Bank loans amortized cost by credit rating and year of origination
($ in millions)	June 30, 2020
	2015 and prior	2016	2017	2018	2019	Current	Total
BBB	$—	$—	$9	$13	$9	$12	$43
BB	31	2	36	72	64	36	241
B	12	34	142	219	173	104	684
CCC and below	8	32	46	55	59	26	226
Amortized cost before allowance	51	68	233	359	305	178	1,194
Allowance							(76)
Amortized cost, net							$1,118

Second Quarter 2020 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended June 30, 2020	Six months ended June 30, 2020
Beginning balance	$(79)	$—
Cumulative effect of change in accounting principle	—	(53)
Net increases related to credit losses	(3)	(30)
Reduction of allowance related to sales	1	2
Write-offs	5	5
Ending balance	$(76)	$(76)

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
As of June 30, 2020, 86% of agent loans balance represents the top three highest credit quality categories. The allowance for agent loans totaled $5 million as of June 30, 2020 and did not change from January 1, 2020.

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

22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Second Quarter 2020 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

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

Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of June 30, 2020, the Company has commitments to invest $424 million in these limited partnership interests.

24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	June 30, 2020
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$3,146	$373	$—		$3,519
Municipal	—	9,202	83		9,285
Corporate - public	—	35,944	67		36,011
Corporate - privately placed	—	13,603	126		13,729
Foreign government	—	961	—		961
ABS	—	709	50		759
MBS	—	139	45		184
Total fixed income securities	3,146	60,931	371		64,448
Equity securities	3,481	338	393		4,212
Short-term investments	4,907	427	10		5,344
Other investments: Free-standing derivatives	—	229	—	$(43)	186
Separate account assets	2,906	—	—		2,906
Other assets	2	—	—		2
Total recurring basis assets	14,442	61,925	774	(43)	77,098
Total assets at fair value	$14,442	$61,925	$774	$(43)	$77,098
% of total assets at fair value	18.7%	80.3%	1.0%	—%	100.0%

Investments reported at NAV					1,665
Total					$78,763

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(488)		$(488)
Other liabilities: Free-standing derivatives	—	(109)	—	$8	(101)
Total recurring basis liabilities	$—	$(109)	$(488)	$8	$(589)
% of total liabilities at fair value	—%	18.5%	82.9%	(1.4)%	100.0%
Second Quarter 2020 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	December 31, 2019
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$4,689	$397	$—		$5,086
Municipal	—	8,558	62		8,620
Corporate - public	—	30,819	61		30,880
Corporate - privately placed	—	12,084	114		12,198
Foreign government	—	979	—		979
ABS	—	797	65		862
MBS	—	379	40		419
Total fixed income securities	4,689	54,013	342		59,044
Equity securities	7,407	384	371		8,162
Short-term investments	1,940	2,291	25		4,256
Other investments: Free-standing derivatives	—	180	—	$(40)	140
Separate account assets	3,044	—	—		3,044
Other assets	1	—	—		1
Total recurring basis assets	17,081	56,868	738	(40)	74,647
Total assets at fair value	$17,081	$56,868	$738	$(40)	$74,647
% of total assets at fair value	22.9%	76.2%	1.0%	(0.1)%	100.0%

Investments reported at NAV					1,814
Total					$76,461
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(462)		$(462)
Other liabilities: Free-standing derivatives	—	(84)	—	$12	(72)
Total recurring basis liabilities	$—	$(84)	$(462)	$12	$(534)
% of total liabilities at fair value	—%	15.7%	86.5%	(2.2)%	100.0%

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2020
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(442)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.73%

December 31, 2019
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(430)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.67%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of June 30, 2020 and December 31, 2019, Level 3 fair value measurements of fixed income securities total $371 million and $342 million, respectively, and include $116 million and $50 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $35 million and $36 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.

26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2020
	Balance as of March 31, 2020	Total gains (losses) included in:		Transfers						Balance as of June 30, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$58	$1	$2	$15	$—	$8	$(1)	$—	$—	$83
Corporate - public	60	—	(8)	—	—	15	—	—	—	67
Corporate - privately placed	88	1	(4)	11	—	37	(6)	—	(1)	126
ABS	39	1	(2)	43	(25)	4	(10)	—	—	50
MBS	40	1	(1)	—	—	9	(4)	—	—	45
Total fixed income securities	285	4	(13)	69	(25)	73	(21)	—	(1)	371
Equity securities	342	12	—	—	—	39	—	—	—	393
Short-term investments	50	—	—	—	(40)	—	—	—	—	10
Total recurring Level 3 assets	677	16	(13)	69	(65)	112	(21)	—	(1)	774
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(417)	(69)	—	—	—	—	—	(7)	5	(488)
Total recurring Level 3 liabilities	$(417)	$(69)	$—	$—	$—	$—	$—	$(7)	$5	$(488)

Total Level 3 gains (losses) included in net income for the three months ended June 30, 2020
	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$1	$15	$10	$(79)	$(53)

Rollforward of Level 3 assets and liabilities held at fair value during the six month period ended June 30, 2020
	Balance as of December 31, 2019	Total gains (losses) included in:		Transfers						Balance as of June 30, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$62	$1	$2	$14	$—	$8	$(2)	$—	$(2)	$83
Corporate - public	61	—	(8)	—	—	15	—	—	(1)	67
Corporate - privately placed	114	1	(5)	11	(25)	38	(6)	—	(2)	126
ABS	65	—	(3)	55	(49)	19	(10)	—	(27)	50
MBS	40	1	(1)	—	—	10	(4)	—	(1)	45
Total fixed income securities	342	3	(15)	80	(74)	90	(22)	—	(33)	371
Equity securities	371	(18)	—	—	—	40	—	—	—	393
Short-term investments	25	—	—	—	(25)	10	—	—	—	10
Total recurring Level 3 assets	738	(15)	(15)	80	(99)	140	(22)	—	(33)	774
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(462)	(21)	—	—	—	—	—	(15)	10	(488)
Total recurring Level 3 liabilities	$(462)	$(21)	$—	$—	$—	$—	$—	$(15)	$10	$(488)

Total Level 3 gains (losses) included in net income for the six months ended June 30, 2020
	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$(23)	$8	$(14)	$(7)	$(36)

Second Quarter 2020 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2019
	Balance as of March 31, 2019	Total gains (losses) included in:		Transfers						Balance as of June 30, 2019
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$68	$—	$1	$—	$(5)	$—	$(1)	$—	$—	$63
Corporate - public	90	—	1	—	(40)	—	(5)	—	—	46
Corporate - privately placed	90	1	—	—	(2)	1	—	—	(1)	89
ABS	87	—	—	1	(68)	46	(12)	—	(1)	53
MBS	35	—	—	1	—	—	—	—	(1)	35
Total fixed income securities	370	1	2	2	(115)	47	(18)	—	(3)	286
Equity securities	303	10	—	—	—	20	(14)	—	—	319
Short-term investments	40	—	—	—	—	5	(40)	—	—	5
Free-standing derivatives, net	1	(1)	—	—	—	—	—	—	—	—
Total recurring Level 3 assets	714	10	2	2	(115)	72	(72)	—	(3)	610
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(251)	(12)	—	(175)	—	—	—	—	1	(437)
Total recurring Level 3 liabilities	$(251)	$(12)	$—	$(175)	$—	$—	$—	$—	$1	$(437)

Total Level 3 gains (losses) included in net income for the three months ended June 30, 2019
	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$5	$5	$(5)	$(7)	$(2)

Rollforward of Level 3 assets and liabilities held at fair value during the six months period ended June 30, 2019
	Balance as of December 31, 2018	Total gains (losses) included in:		Transfers						Balance as of June 30, 2019
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$70	$—	$2	$—	$(5)	$—	$(3)	$—	$(1)	$63
Corporate - public	70	—	2	—	(40)	20	(5)	—	(1)	46
Corporate - privately placed	90	(1)	2	15	(2)	1	(13)	—	(3)	89
ABS	69	—	—	1	(115)	124	(22)	—	(4)	53
MBS	26	—	—	4	—	6	—	—	(1)	35
Total fixed income securities	325	(1)	6	20	(162)	151	(43)	—	(10)	286
Equity securities	341	38	—	—	—	22	(82)	—	—	319
Short-term investments	30	—	—	—	—	15	(40)	—	—	5
Free-standing derivatives, net	1	(1)	—	—	—	—	—	—	—	—
Total recurring Level 3 assets	697	36	6	20	(162)	188	(165)	—	(10)	610
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(224)	(40)	—	(175)	—	—	—	—	2	(437)
Total recurring Level 3 liabilities	$(224)	$(40)	$—	$(175)	$—	$—	$—	$—	$2	$(437)

Total Level 3 gains (losses) included in net income for the six months ended June 30, 2019
	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$5	$31	$3	$(43)	$(4)

28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three and six months ended June 30, 2020 and 2019 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers into Level 3 during 2019 also included derivatives embedded in equity-indexed universal life contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.

Transfers out of Level 3 during the three and six months ended June 30, 2020 and 2019 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of June 30,
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Assets
Fixed income securities:
Municipal	$1	$—	$1	$—
Corporate	—	—	1	—
Total fixed income securities	1	—	2	—
Equity securities	$12	$10	$(18)	$14
Free-standing derivatives, net	—	(1)	—	(1)
Total recurring Level 3 assets	$13	$9	$(16)	$13
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(69)	$(12)	$(21)	$(40)
Total recurring Level 3 liabilities	(69)	(12)	(21)	(40)
Total included in net income	$(56)	$(3)	$(37)	$(27)

Components of net income
Net investment income	$—	$5	$(23)	$5
Realized capital gains (losses)	13	4	7	8
Life contract benefits	10	(5)	(14)	3
Interest credited to contractholder funds	(79)	(7)	(7)	(43)
Total included in net income	$(56)	$(3)	$(37)	$(27)

Assets
Municipal	$2		$2
Corporate - public	(8)		(7)
Corporate - privately placed	(3)		(5)
ABS	(3)		(3)
Changes in unrealized net capital gains and losses reported in OCI (1)	$(12)		$(13)

(1)	Effective January 1, 2020, the Company adopted the fair value accounting standard that prospectively requires the disclosure of valuation changes reported in OCI.

Second Quarter 2020 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Financial instruments not carried at fair value
($ in millions)		June 30, 2020		December 31, 2019
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$4,774	$5,073	$4,817	$5,012
Bank loans	Level 3	1,118	1,107	1,204	1,185
Agent loans	Level 3	649	658	666	664

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$8,080	$9,318	$8,438	$9,158
Long-term debt	Level 2	6,634	8,037	6,631	7,738
Liability for collateral	Level 2	1,381	1,381	1,829	1,829

(1)	Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 7	Derivative Financial Instruments
The Company uses derivatives for risk reduction and to increase investment portfolio returns through asset replication. Risk reduction activity is focused on managing the risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations.
Asset replication refers to the “synthetic” creation of assets through the use of derivatives. The Company replicates fixed income securities using a combination of a credit default swap, index total return swap, options, or a foreign currency forward contract and one or more highly rated fixed income securities, primarily investment grade host bonds, to synthetically replicate the economic characteristics of one or more cash market securities. The Company replicates equity securities using futures, index total return swaps, and options to increase equity exposure.
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

30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Second Quarter 2020 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of June 30, 2020
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$2	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	—	1,358	—	—	—
Equity and index contracts
Options	Other investments	—	8,038	175	175	—
Futures	Other assets	—	1,267	2	2	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	50	n/a	1	1	—
Total return swap agreements – equity index	Other investments	7	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	161	n/a	9	10	(1)
Credit default contracts
Credit default swaps – buying protection	Other investments	88	n/a	—	2	(2)
Credit default swaps – selling protection	Other investments	752	n/a	9	9	—
Subtotal		1,058	10,663	196	199	(3)
Total asset derivatives		$1,060	10,663	$196	$199	$(3)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$33	n/a	$—	$—	$—
Futures	Other liabilities & accrued expenses	—	1,266	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	7,881	(100)	—	(100)
Futures	Other liabilities & accrued expenses	—	401	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	588	n/a	28	32	(4)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	133	n/a	(26)	—	(26)
Guaranteed withdrawal benefits	Contractholder funds	180	n/a	(20)	—	(20)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,774	n/a	(442)	—	(442)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	56	n/a	(2)	—	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	7	n/a	—	—	—
Total liability derivatives		2,771	9,548	(562)	$32	$(594)
Total derivatives		$3,831	20,211	$(366)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2019
($ in millions, except number of contracts)		Volume
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$2	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	—	3,668	—	—	—
Equity and index contracts
Options	Other investments	—	5,539	140	140	—
Futures	Other assets	—	1,533	1	1	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	56	n/a	1	1	—
Credit default contracts
Credit default swaps – buying protection	Other investments	17	n/a	—	—	—
Subtotal		73	10,740	142	142	—
Total asset derivatives		$75	10,740	$142	$142	$—

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$34	n/a	$—	$—	$—
Futures	Other liabilities & accrued expenses	—	1,089	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	5,400	(68)	—	(68)
Futures	Other liabilities & accrued expenses	—	3	—	—	—
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	119	n/a	—	—	—
Total return swap agreements – equity index	Other liabilities & accrued expenses	187	n/a	11	11	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	745	n/a	19	28	(9)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	161	n/a	(18)	—	(18)
Guaranteed withdrawal benefits	Contractholder funds	205	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,791	n/a	(430)	—	(430)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	152	n/a	(7)	—	(7)
Credit default swaps – selling protection	Other liabilities & accrued expenses	9	n/a	—	—	—
Total liability derivatives		3,403	6,492	(507)	$39	$(546)
Total derivatives		$3,478	17,232	$(365)

Second Quarter 2020 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2020
Asset derivatives	$45	$(35)	$(8)	$2	$—	$2
Liability derivatives	(9)	35	(27)	(1)	—	(1)

December 31, 2019
Asset derivatives	$40	$(39)	$(1)	$—	$—	$—
Liability derivatives	(16)	39	(27)	(4)	—	(4)

(1)	All OTC derivatives are subject to enforceable master netting agreements.

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2020
Interest rate contracts	$1	$—	$—	$—	$1
Equity and index contracts	2	—	32	31	65
Embedded derivative financial instruments	—	10	(81)	—	(71)
Foreign currency contracts	(5)	—	—	—	(5)
Credit default contracts	12	—	—	—	12
Total return swaps - fixed income	7	—	—	—	7
Total return swaps - equity index	1	—	—	—	1
Total	$18	$10	$(49)	$31	$10

Six months ended June 30, 2020
Interest rate contracts	$40	$—	$—	$—	$40
Equity and index contracts	30	—	(18)	(14)	(2)
Embedded derivative financial instruments	—	(14)	(12)	—	(26)
Foreign currency contracts	31	—	—	—	31
Credit default contracts	4	—	—	—	4
Total return swaps - fixed income	(2)	—	—	—	(2)
Total return swaps - equity index	3	—	—	—	3
Total	$106	$(14)	$(30)	$(14)	$48

Three months ended June 30, 2019
Interest rate contracts	$19	$—	$—	$—	$19
Equity and index contracts	(17)	—	11	5	(1)
Embedded derivative financial instruments	—	(5)	(6)	—	(11)
Foreign currency contracts	5	—	—	—	5
Credit default contracts	(1)	—	—	—	(1)
Total return swaps - fixed income	8	—	—	—	8
Total return swaps - equity index	8	—	—	—	8
Total	$22	$(5)	$5	$5	$27

Six months ended June 30, 2019
Interest rate contracts	$26	$—	$—	$—	$26
Equity and index contracts	(88)	—	42	26	(20)
Embedded derivative financial instruments	—	3	(41)	—	(38)
Foreign currency contracts	10	—	—	—	10
Credit default contracts	(5)	—	—	—	(5)
Total return swaps - fixed income	10	—	—	—	10
Total return swaps - equity index	23	—	—	—	23
Total	$(24)	$3	$1	$26	$6

34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of June 30, 2020, counterparties pledged $36 million in collateral to the Company, and the Company pledged $1 million in cash and securities to counterparties which includes $1 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position.

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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	June 30, 2020				December 31, 2019
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	4	$744	$30	$1	6	$868	$29	$—
A	1	187	6	—	—	—	—	—
Total	5	$931	$36	$1	6	$868	$29	$—

(1)	Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of June 30, 2020, the Company pledged $66 million and received $8 million in the form of margin deposits.
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

Certain of the Company’s derivative transactions contain credit-risk-contingent termination events and cross-default provisions. Credit-risk-contingent termination events allow the counterparties to terminate the derivative agreement or a specific trade on certain dates if AIC’s financial strength credit ratings by Moody’s or S&P fall below a certain level. Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative agreement if the Company defaults by pre-determined threshold amounts on certain debt instruments.
The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	June 30, 2020	December 31, 2019
Gross liability fair value of contracts containing credit-risk-contingent features	$9	$16
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(8)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(1)	(3)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$2

Second Quarter 2020 Form 10-Q 35

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

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2020
Single name
Corporate debt	$—	$—	$—	$—	$9	$9	$—
Index
Corporate debt	6	12	156	498	78	750	9
Total	$6	$12	$156	$498	$87	$759	$9

December 31, 2019
Single name
Corporate debt	$—	$—	$—	$—	$9	$9	$—
Total	$—	$—	$—	$—	$9	$9	$—

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
When the Company experiences changes in the mix or type of claims or changing claim settlement pa tterns, it may need to apply actuarial judgment in the determination and selection of development factors to be more reflective of the new trends.  For example, the Coronavirus has had a significant impact on driving patterns and auto frequency that may lead to historical development trends being less predictive of future loss development. Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different actu

36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

arial estimation methods. Changes in auto claim frequency may result from changes in mix of business, the rate of distracted driving, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy and the effectiveness and efficiency of claim practices. The Company mitigates these effects through various loss management programs. When such changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves.
As part of the reserving process, the Company may also supplement its claims processes by utilizing third-party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.
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
The highest degree of uncertainty is associated with reserves for losses incurred in the initial reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company also has uncertainty in the Discontinued Lines and Coverages reserves that are based on events long since passed and are complicated by lack of historical data, legal interpretations, unresolved legal issues and legislative intent based on establishment of facts.
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
Allstate’s reserves for asbestos claims were $779 million and $810 million, net of recoverables of $347 million and $362 million, as of June 30, 2020 and December 31, 2019, respectively. Reserves for environmental claims were $171 million and $179 million, net of recoverables of $38 million and $40 million, as of June 30, 2020 and December 31, 2019, respectively.

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Six months ended June 30,
($ in millions)	2020	2019
Balance as of January 1	$27,712	$27,423
Less recoverables (1)	(6,912)	(7,155)
Net balance as of January 1	20,800	20,268
Incurred claims and claims expense related to:
Current year	10,566	12,250
Prior years	(3)	(74)
Total incurred	10,563	12,176
Claims and claims expense paid related to:
Current year	(5,777)	(6,125)
Prior years	(5,173)	(5,237)
Total paid	(10,950)	(11,362)
Net balance as of June 30	20,413	21,082
Plus recoverables	7,013	7,023
Balance as of June 30	$27,426	$28,105

(1)	Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $1.40 billion and $1.75 billion in the six months ended June 30, 2020 and 2019, respectively, net of recoverables.

Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Second Quarter 2020 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Six months ended June 30,
	Non-catastrophes losses		Catastrophes losses		Total
($ in millions)	2020	2019	2020	2019	2020	2019
Auto	$(26)	$(151)	$(15)	$(7)	$(41)	$(158)
Homeowners	(3)	—	19	57	16	57
Other personal lines	(6)	2	(2)	6	(8)	8
Commercial lines	24	17	3	—	27	17
Discontinued Lines and Coverages	4	5	—	—	4	5
Service Businesses	(1)	(3)	—	—	(1)	(3)
Total prior year reserve reestimates	$(8)	$(130)	$5	$56	$(3)	$(74)

(1)	Favorable reserve reestimates are shown in parentheses.
California wildfire subrogation subsequent event
On June 20, 2020, the United States Bankruptcy Court for the Northern District of California confirmed PG&E Corporation’s and Pacific Gas and Electric Company’s (together, "PG&E") Chapter 11 Plan of Reorganization. The Plan of Reorganization included an agreement to resolve insurance subrogation claims arising from the 2017 Northern California wildfires and the 2018 Camp Fire for $11 billion. Allstate is one of the insurance companies that is party to the agreement with subrogating insurers.
On July 1, 2020, PG&E emerged from Chapter 11 and funded the subrogation trust from which distributions will be made to the insurers. Insurers have five years from the effective date of the Plan of Reorganization to submit proof of paid losses to the trust prior to the final distribution.
The Company expects to recognize a favorable impact of approximately $400 million to $450 million, pre-tax, net of expenses and adjustments to reinsurance, in the third quarter 2020, which will be reflected as prior year catastrophe reserve reestimates in the Condensed Consolidated Statement of Operations. On July 24, 2020, the Company received an initial distribution from the trust representing approximately 80% of the expected recovery.

Note 9	Reinsurance and indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and life premiums and contract charges
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Property and casualty insurance premiums earned	$(279)	$(287)	$(568)	$(547)
Life premiums and contract charges	(67)	(69)	(111)	(132)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense, life contract benefits and interest credited to contractholder funds
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Property and casualty insurance claims and claims expense	$(210)	$(158)	$(341)	$(249)
Life contract benefits	(45)	5	(136)	(18)
Interest credited to contractholder funds	(7)	(5)	(12)	(8)

38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	June 30, 2020	December 31, 2019
Property and casualty
Paid and due from reinsurers and indemnitors	$86	$112
Unpaid losses estimated (including IBNR)	7,014	6,912
Total property and casualty	$7,100	$7,024

Annuities	1,367	1,305
Life insurance	737	794
Other	86	88
Total	$9,290	$9,211

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended June 30, 2020	Six months ended June 30, 2020
Property and casualty (1) (2)
Beginning balance	$(59)	$(60)
Decrease in the provision for credit losses	—	1
Ending balance	$(59)	$(59)

Annuities, life insurance and other
Beginning balance	$(15)	$(14)
(Increase) decrease in the provision for credit losses	—	(1)
Ending balance	$(15)	$(15)

(1)	Primarily related to discontinued lines and coverages reinsurance ceded.

(2)	Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.
Allstate Life - Scottish Re (U.S.), Inc. The Company had $62 million and $70 million of life reinsurance recoverables, net of an allowance for estimated uncollectible amounts, related to Scottish Re (U.S.), Inc. as of June 30, 2020 and December 31, 2019. On December 14, 2018, the Delaware Insurance Commissioner placed Scottish Re (U.S.), Inc. under regulatory supervision.  On March 6, 2019, the Chancery Court of the State of Delaware entered a Rehabilitation and Injunction Order (the “Rehabilitation Order”) in response to a petition filed by the Insurance Commissioner (the “Petition”).
The Company joined in a joint motion filed on behalf of several affected parties asking the court to allow a specified amount of offsetting claim payments and losses against premiums remitted to Scottish Re (U.S.), Inc. The Company also filed a separate motion related to the reimbursement of claim payments where Scottish Re (U.S.), Inc. is also acting as administrator. The Court has not yet ruled on either of these motions. In the interim, the Company and several other affected parties have been permitted to exercise certain setoff rights while the parties address any potential disputes. On June 30, 2020, pursuant to the Petition, Scottish Re (U.S.) submitted a proposed Plan of Rehabilitation for consideration by the Court. The Company continues to monitor Scottish Re (U.S.), Inc. for future developments and will reevaluate its allowance for uncollectible amounts as new information becomes available.

Note 10	Capital Structure
Redemption of preferred stock On January 15, 2020, the Company redeemed all 11,500 shares of its Fixed Rate Noncumulative Preferred Stock, Series A, par value $1.00 per share and liquidation preference $25,000 per share and the corresponding depositary shares. The total redemption payment was $288 million, using the proceeds from the issuance of the Fixed Rate Noncumulative Perpetual Preferred Stock, Series I, on November 8, 2019. In the first quarter of 2020, the Company recognized $10 million of original issuance costs in preferred stock dividends on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Shareholders’ Equity as a result of the preferred stock redemption.

Second Quarter 2020 Form 10-Q 39

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
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $14 million and $9 million during the three months ended June 30, 2020 and 2019, respectively, and $19 million and $27 million during the six months ended June 30, 2020 and 2019, respectively. Restructuring expenses in 2020 are primarily related to actions designed to modify business practices and deliver services more efficiently and effectively.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2019	$14	$8	$22
Expense incurred	17	2	19
Payments	(6)	(2)	(8)
Restructuring liability as of June 30, 2020	$25	$8	$33

As of June 30, 2020, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $119 million for employee costs and $10 million for exit costs.

Note 12	Guarantees and Contingent Liabilities
Shared markets and state facility assessments
The Company is required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers.
The Company routinely reviews its exposure to assessments from these plans, facilities and government programs. Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to the Company’s results of operations in the last two years. Because of the Company’s participation, it may be exposed to losses that surpass the capitalization of these facilities and/or assessments from these facilities.
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
The aggregate liability balance related to all guarantees was not material as of June 30, 2020.
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

40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Second Quarter 2020 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

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

Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. There are two pending class actions, Pierce v. Allstate Insurance Company, et al. (Broward County, Fla. filed August 2013), the class settlement of which has received preliminary approval, and Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla. filed January 2019), regarding which a class has not been certified, as well as litigation involving individual plaintiffs. The Company is vigorously asserting both procedural and substantive defenses to lawsuits involving issues of unsettled Florida law.
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio filed March 2020); Ferguson-Luke v. Allstate Property and Casualty Insurance Company (N.D. Ohio filed April 2020); Brasher v. Allstate Indemnity Company (N.D. Ala. filed February 2018); Huey v. Allstate Vehicle and Property Insurance Company (N.D. Miss. filed October 2019); Floyd, et al. v. Allstate Indemnity Company et al. (D.S.C. filed January 2020); Clark v. Allstate Vehicle and Property Insurance Company (Circuit Court of Independence Co., Ark. filed February 2016); Thaxton v. Allstate Indemnity Company (Madison Co., Ill. filed July 2020). No classes have been certified in any of these matters.
Other proceedings The stockholder derivative actions described below are disclosed pursuant to SEC disclosure requirements for these types of matters. The putative class action alleging violations of the federal securities laws is disclosed because it involves similar allegations to those made in the stockholder derivative actions.
Biefeldt / IBEW Consolidated Action. Two separately filed stockholder derivative actions have been consolidated into a single proceeding that is pending in the Circuit Court for Cook County, Illinois, Chancery Division. The original complaint in the first-filed of those actions, Biefeldt v. Wilson, et al., was filed on August 3, 2017, in that court by a plaintiff alleging that she is a stockholder of the Company. On June 29, 2018, the court granted defendants’ motion to dismiss that complaint for failure to make a pre-suit demand on the Allstate Board but granted plaintiff permission

42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

to file an amended complaint. The original complaint in IBEW Local No. 98 Pension Fund v. Wilson, et al., was filed on April 12, 2018, in the same court by another plaintiff alleging to be a stockholder of the Company. After the court issued its dismissal decision in the Biefeldt action, plaintiffs agreed to consolidate the two actions and filed a consolidated amended complaint naming as defendants the Company’s chairman, president and chief executive officer, its former president, and certain present or former members of the board of directors. In that complaint, plaintiffs allege that the directors and officer defendants breached their fiduciary duties to the Company in connection with allegedly material misstatements or omissions concerning the Company’s automobile insurance claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015. The factual allegations are substantially similar to those at issue in In re The Allstate Corp. Securities Litigation. Plaintiffs further allege that a senior officer and several outside directors engaged in stock option exercises allegedly while in possession of material nonpublic information. Plaintiffs seek, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. Defendants moved to dismiss the consolidated complaint on September 24, 2018 for failure to make a demand on the Allstate Board. On May 14, 2019, the court granted defendants’ motion to dismiss the complaint, but allowed plaintiffs leave to file a second consolidated amended complaint which they filed on September 17, 2019. Defendants moved to dismiss the complaint on November 1, 2019 for failure to make a demand on the Allstate Board. That motion is fully briefed and scheduled for hearing on August 27, 2020.
In Sundquist v. Wilson, et al., another plaintiff alleging to be a stockholder of the Company filed a stockholder derivative complaint in the United States District Court for the Northern District of Illinois on May 21, 2018. Plaintiff seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former vice chairman, and certain present or former members of the board of directors.
The complaint alleges breaches of fiduciary duty based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation as well as state law “misappropriation” claims based on stock option transactions by the Company’s chairman, president and chief executive officer, its former vice chairman, and certain members of the board of directors. Defendants moved to dismiss and/or stay the complaint on August 7, 2018. On December 4, 2018, the court granted defendants’ motion and stayed the case pending the final resolution of the consolidated Biefeldt/IBEW matter.
Mims v. Wilson, et al., is an additional stockholder derivative action filed on February 12, 2020 in the United States District Court for the Northern District of

Illinois. Plaintiff alleges that she previously made a demand on the Allstate board of directors and seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former vice chairman, and certain present or former members of the board of directors. The complaint alleges breaches of fiduciary duty and unjust enrichment based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. On February 20, 2020, the Allstate board of directors appointed a special committee to investigate the allegations in plaintiff’s demand. The Company’s response to the complaint, and the responses of the individual defendants, are due on August 24, 2020.
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
Plaintiffs’ further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification. The court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative and on September 12, 2018, the amended complaint was filed. On March 26, 2019, the court granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. On April 9, 2019, defendants filed with the Seventh Circuit Court of Appeals a petition for permission to appeal this ruling pursuant to Federal Rule of Civil Procedure 23 (f) and the Court of Appeals granted that petition on April 25, 2019. On July 16, 2020, the Court of Appeals vacated the class certification order and remanded the matter for further consideration by the district court. Discovery in this matter is scheduled to conclude on September 4, 2020.

Second Quarter 2020 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

Note 13	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Pension benefits
Service cost	$25	$28	$53	$56
Interest cost	56	62	112	127
Expected return on plan assets	(95)	(101)	(199)	(194)
Amortization of prior service credit	(14)	(14)	(28)	(28)
Costs and expenses	(28)	(25)	(62)	(39)
Remeasurement of projected benefit obligation	672	344	556	731
Remeasurement of plan assets	(623)	(225)	(189)	(616)
Remeasurement (gains) losses	49	119	367	115
Pension net cost	$21	$94	$305	$76

Postretirement benefits
Service cost	$2	$2	$3	$4
Interest cost	3	3	6	7
Amortization of prior service credit	(1)	(1)	(2)	(2)
Costs and expenses	4	4	7	9
Remeasurement of projected benefit obligation	24	6	24	25
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	24	6	24	25
Postretirement net cost	$28	$10	$31	$34

Pension and postretirement benefits
Costs and expenses	$(24)	$(21)	$(55)	$(30)
Remeasurement (gains) losses	73	125	391	140
Total net cost	$49	$104	$336	$110

Differences between expected and actual returns on plan assets and changes in assumptions affect the Company’s pension and other postretirement obligations, plan assets and expenses.

Pension and postretirement benefits remeasurement gains and losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$433	$228	$397	$493
Other assumptions	263	122	183	263
Remeasurement of plan assets (gains) losses	(623)	(225)	(189)	(616)
Remeasurement (gains) losses	$73	$125	$391	$140

44 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The losses for the second quarter and first six months of 2020 primarily related to a decrease in the discount rate and changes in actuarial assumptions, partially offset by favorable asset performance compared to the expected return on plan assets.
The weighted average discount rate used to measure the benefit obligation decreased to 2.74% at June 30, 2020 compared to 3.37% at March 31, 2020 and 3.31% at December 31, 2019 resulting in losses for the second quarter and first six months of 2020. The decrease in discount rates was primarily driven by a tightening in credit spreads in the second quarter as well as lower projected yields.
The losses for the second quarter and first six months of 2020 due to changes in actuarial assumptions that affect pension and other postretirement obligations primarily related to a decrease in lump sum interest rates. The second quarter of 2020 also included losses that resulted from recognizing participant experience different from demographic assumptions for mortality, terminations and retirements and the percentage of employees taking lump sum distributions.
For the second quarter of 2020, the actual return on plan assets was higher than the expected return due to stronger equity market performance compared to the first quarter and tightening of credit spreads which increased the fair value of fixed income investments. For the first six months of 2020, the actual return on plan assets was higher than the expected return due to a decline in interest rates, partially offset by weak equity market performance.

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $24 million and $179 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of other investments for the six months ended June 30, 2020 and 2019, respectively.
Non-cash financing activities include $56 million and $48 million related to the issuance of Allstate common shares for vested equity awards for the six months ended June 30, 2020 and 2019, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $78 million and $76 million for the six months ended June 30, 2020 and 2019, respectively. Non-cash operating activities include $52 million and

$521 million related to right-of-use (“ROU”) assets obtained in exchange for lease obligations for the six months ended June 30, 2020 and 2019, respectively. Non-cash operating activities related to ROU assets obtained in exchange for lease obligations for the six months ended June 30, 2019 include the impact of $488 million related to the adoption of the accounting for leases standard.
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

($ in millions)	Six months ended June 30,
	2020	2019
Net change in proceeds managed
Net change in fixed income securities	$—	$80
Net change in short-term investments	456	(493)
Operating cash flow provided (used)	$456	$(413)
Net change in cash	(8)	—
Net change in proceeds managed	$448	$(413)

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of period	$(1,829)	$(1,458)
Liabilities for collateral, end of period	(1,381)	(1,871)
Operating cash flow (used) provided	$(448)	$413
Second Quarter 2020 Form 10-Q 45

Notes to Condensed Consolidated Financial Statements

Note 15	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$2,796	$(590)	$2,206	$921	$(194)	$727
Less: reclassification adjustment of realized capital gains and losses	169	(35)	134	57	(12)	45
Unrealized net capital gains and losses	2,627	(555)	2,072	864	(182)	682
Unrealized foreign currency translation adjustments	11	(2)	9	5	(1)	4
Unamortized pension and other postretirement prior service credit (1)	(14)	3	(11)	(14)	3	(11)
Other comprehensive income (loss)	$2,624	$(554)	$2,070	$855	$(180)	$675

	Six months ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,363	$(288)	$1,075	$2,208	$(467)	$1,741
Less: reclassification adjustment of realized capital gains and losses	456	(96)	360	108	(23)	85
Unrealized net capital gains and losses	907	(192)	715	2,100	(444)	1,656
Unrealized foreign currency translation adjustments	(38)	8	(30)	11	(2)	9
Unamortized pension and other postretirement prior service credit (1)	(8)	1	(7)	(29)	6	(23)
Other comprehensive income (loss)	$861	$(183)	$678	$2,082	$(440)	$1,642

(1)	Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

46 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2020, the related condensed consolidated statements of operations, comprehensive income and shareholders’ equity for the three and six month periods ended June 30, 2020 and 2019, and cash flows for the six month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2020, we expressed an unqualified opinion on those consolidated financial statements (which report expresses an unmodified opinion and includes an emphasis of a matter paragraph relating to the change in principles of accounting for recognizing pension and other postretirement benefit plan costs and the change in the presentation and method of accounting for the recognition and measurement of financial assets and financial liabilities). In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2019 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
August 4, 2020

Second Quarter 2020 Form 10-Q 47

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
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which have included the implementation of travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings, have caused material disruption to businesses globally, resulting in increased unemployment, a recession and increased economic uncertainty. Some of the restrictions implemented to contain the pandemic have been relaxed, but reduced economic activity, limits on large gatherings and events and higher unemployment continue. Additionally, there is no way of predicting with certainty how long the pandemic might last, including the potential for restrictions being restored or new restrictions being implemented that could result in further economic volatility.
We have been proactive in protecting the health and safety of our employees and agents, while delivering on our commitment to protect our customers. We executed business continuity plans, maximized work from home, developed exposure escalation protocols and a return to office framework.
Depending on its length and severity, the Coronavirus and the related containment actions may significantly affect our results of operations, financial condition and liquidity, including sales of new and retention of existing policies, shared economy demand, severity costs, driving behavior and auto frequency, life insurance mortality and hospital and outpatient claim costs, annuity reserves, investment valuations and returns and increases in bad debt and credit allowance exposure.

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
We have continued to support our customers during the Coronavirus pandemic as we:

•
Extended our Shelter-in-Place Payback of over $948 million to customers through June 30, 2020, as the significant decline in the number of auto accidents contributed favorably to our underwriting results; $210 million of this cost was accrued in first quarter 2020 and $738 million was recognized in second quarter 2020

•	Offered the Allstate Special Payment plan to provide more flexible payment options, including the option to delay payments

•	Extended auto insurance coverage to customers using their personal vehicles to deliver food, medicine and other goods for commercial purposes; coverage for these activities is typically excluded

•	Offered free Allstate Identity Protection to U.S. residents through December 31, 2020, regardless of whether they were already Allstate customers

•	Increased the utilization of virtual tools such as QuickFoto Claim® and Virtual Assist® to allow for a simple, fast and safe claims handling process for customers and our employees
The following sections summarize some of the potential impacts of the Coronavirus on our operations, each of our segments and investments that may continue, emerge, evolve or accelerate into 2021. This list is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to the impacts of the Coronavirus on our second quarter and first six months of 2020 results.

48 www.allstate.com

Allstate’s operations

•	Availability and performance of third party vendors, including technology development, car or home repair and marketing programs

•	Increased regulatory restrictions on profitability, rate actions or claim practices, potentially outside the scope of current policies

•	Employee availability and productivity

•	Cybersecurity risks related to remote workforce
Allstate Protection

•	Declines in auto new issued applications due to lower car sales and reductions in consumer shopping for insurance

•	Slower written premiums growth due to decreased consumer demand and fewer filings for rate increases

•	Lower miles and usage in shared economy products

•	Lower auto accident frequency from reduced miles driven

•	More competitive new business pricing

•	Expanding the availability of our pay-per-mile insurance product, Milewise®

•	Increased auto claim severity due to more severe accidents or higher replacement parts inflation

•	Increased exposure to allowances for uncollectible receivables

•	Validity of statistical models given changes in underlying statistics such as auto frequency or investment projections

•	Agent availability and productivity
Service Businesses

•	Volatility in consumer spending and retail sales resulting from shelter-in-place orders and increasing unemployment

•	Reduced demand for Allstate Dealer Services products due to lower new and used car sales

•	Decline in claims in Allstate Dealer Services and Allstate Roadside Services due to lower miles driven

•	Decreased sales of Allstate Identity Protection products due to higher unemployment

•	Increased costs from Allstate Identity Protection providing free identity protection to consumers through the end of the year
Allstate Life

•	Higher death benefit costs

•	Decline in sales due to temporary underwriting restrictions placed on new business; agents will be able to offer coverage to customers outside the new guidelines through non-proprietary carriers

•	Statutory reserving requirements could be increased due to low interest rates, which could affect the amount of capital required to be maintained by our insurance companies
Allstate Benefits

•
Decreased sports related and auto accident injury claims and fewer elective surgeries reducing hospital product exposure, partially offset by increased claim cost exposure for our hospital indemnity, accident, disability and life products

•	Decreased sales and increased policy lapses due to higher employee turnover, business closures and employee layoffs and furloughs
Allstate Annuities

•	Lower performance-based investment income

•	Higher reserves associated with prolonged low rate environment

•	Higher reserves released on death of the insured for life-contingent immediate annuities, which lowers contract benefits

•	Statutory reserving requirements could be increased due to low interest rates, which could affect the amount of capital required to be maintained by our insurance companies
Investments

•
Adverse impact on the market values, liquidity and valuations of fixed income securities, equity securities and performance-based investments as well as changes in the expected pace of funding performance-based and loan commitments

•
Fixed income securities in certain sectors such as energy, automotive, retail, travel, lodging and airlines were more severely impacted than others in the first quarter of 2020 and some continue to recover slower from the economic downturn

•
State and local government budgets may be strained by the costs of responding to the Coronavirus and reduced tax revenues from lower economic activity which may have an adverse impact on valuations and returns of our municipal bond portfolio

•
Volatility in future investment results due to capital market conditions, including the pace of economic recovery, effectiveness of the fiscal and monetary policy responses and uncertainty resulting from the ongoing pandemic

•	Higher expected credit losses

Second Quarter 2020 Form 10-Q 49

Operating Priorities
To achieve our goals in 2020, we are focused on the following priorities:

• Better serve customers
• Grow customer base
• Achieve target returns on capital
• Proactively manage investments
• Build long-term growth platforms
Transformative Growth Plan
We have initiated a multi-year Transformative Growth Plan to increase personal property-liability market share. The plan has three components: expand customer access, enhance the customer value proposition and invest in marketing and technology while transforming Allstate agency distribution for effectiveness and efficiency.
A key element of our strategy involves cost reductions we anticipate will result from streamlining and restructuring our sales, service, and administrative operations. Significant elements of the initiative remain under review but are expected to be finalized and approved and the related costs recognized later in the third quarter of 2020.
As part of this plan, Esurance will be integrated into the Allstate brand in the second half of 2020 as we are repositioning the Allstate brand for broader customer access and leverage Esurance’s direct distribution expertise. We continue to execute this plan as we manage through the impacts from the Coronavirus.
Enhancing Strategic Position in the Independent Agent Channel
On July 7, 2020, we announced a definitive agreement to acquire National General Holdings Corp. (“National General”), a predominantly personal lines insurance holding company serving a wide range of customer segments through a network of independent agents for property and casualty and accident and health products for approximately $4 billion in cash.
National General had $5.6 billion of gross written premiums in 2019 and provides personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed property, supplemental health and other niche insurance products. Auto insurance represents approximately 60% of premium with a significant presence in the non-standard auto market.
In December 2019, we announced the integration of the Allstate Independent Agency and Encompass organizations to gain efficiencies and expand our presence in the independent agency channel. Upon completion of the transaction, these businesses will be integrated into National General, which will generate cost synergies.
The transaction will more than double our size in the independent agency channel, increasing our market share in personal property-liability by over one percentage point and enhance our independent agent-

facing technology. It will significantly expand our distribution footprint, leading us to be a top five personal lines carrier in the independent agency distribution channel. Additional expansion opportunities through independent agents also exist in standard auto and homeowners insurance by leveraging Allstate’s expertise.
The transaction is expected to close in early 2021, subject to regulatory approvals, a shareholder vote at National General and other customary closing conditions. See Note 3 of the condensed consolidated financial statements for further information.
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Discontinued Lines and Coverages segments and adjusted net income for the Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other segments.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expense (“losses”), Shelter-in-Place Payback expense, amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization of purchased intangibles and restructuring and related charges, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. Underwriting income is reconciled to net income applicable to common shareholders in the Property-Liability Operations section of Management’s Discussion and Analysis.
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

50 www.allstate.com

Highlights

Consolidated net income
($ in millions)

Q1	Q2

Consolidated net income applicable to common shareholders increased 49.1% to $1.22 billion in the second quarter of 2020 compared to the same period of 2019 primarily due to higher underwriting income in Allstate Protection and higher net realized capital gains, partially offset by Shelter-in-Place Payback and lower net investment income.

Consolidated net income applicable to common shareholders decreased 16.6% to $1.74 billion in first six months of 2020 compared to the same period of 2019 primarily due to Shelter-in-Place Payback, lower net investment income and lower net realized capital gains, partially offset by higher underwriting income in Allstate Protection.

For the twelve months ended June 30, 2020, return on common shareholders’ equity was 18.2%, an increase of 7.0 points from 11.2% for the twelve months ended June 30, 2019.

Total revenue
($ in millions)

Total revenue increased 0.5% to $11.20 billion in the second quarter of 2020 compared to the same prior year period, driven by higher net realized capital gains and a 2.6% increase in property and casualty insurance premiums earned, partially offset by lower net investment income.
Total revenue decreased 3.9% to $21.27 billion in the first six months of 2020 compared to the same prior year period, driven by lower net investment income and lower realized capital gains, partially offset by a 3.8% increase in property and casualty insurance premiums earned.
Insurance premiums earned increased in Allstate brand and Service Businesses (Allstate Protection Plans and Allstate Dealer Services).

Net investment income
($ in millions)

Net investment income decreased 56.6% to $409 million and 47.8% to $830 million in the second quarter and first six months of 2020, respectively, compared to the same prior year periods.

Performance-based investment income before expense decreased $477 million and $697 million in the second quarter and the first six months of 2020, respectively, compared to the same periods of 2019, primarily due to lower valuations of private equity investments.

Market-based investment income before expense decreased $78 million and $98 million in the second quarter and the first six months of 2020, respectively, compared to the same periods of 2019, primarily due to lower interest-bearing portfolio yields.

Second Quarter 2020 Form 10-Q 51

Summarized financial results

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Revenues
Property and casualty insurance premiums	$9,223	$8,986	$18,458	$17,788
Life premiums and contract charges	604	621	1,221	1,249
Other revenue	257	271	522	521
Net investment income	409	942	830	1,590
Realized capital gains (losses)	704	324	242	986
Total revenues	11,197	11,144	21,273	22,134

Costs and expenses
Property and casualty insurance claims and claims expense	(5,222)	(6,356)	(10,563)	(12,176)
Shelter-in-Place Payback expense	(738)	—	(948)	—
Life contract benefits and interest credited to contractholder funds	(697)	(667)	(1,330)	(1,326)
Amortization of deferred policy acquisition costs	(1,349)	(1,362)	(2,750)	(2,726)
Operating, restructuring and interest expenses	(1,544)	(1,471)	(3,029)	(2,952)
Pension and other postretirement remeasurement gains (losses)	(73)	(125)	(391)	(140)
Amortization of purchased intangibles	(29)	(32)	(57)	(64)
Impairment of purchased intangibles	—	(55)	—	(55)
Total costs and expenses	(9,652)	(10,068)	(19,068)	(19,439)

Gain on disposition of operations	1	2	2	3
Income tax expense	(296)	(227)	(408)	(555)
Net income	1,250	851	1,799	2,143

Preferred stock dividends	(26)	(30)	(62)	(61)
Net income applicable to common shareholders	$1,224	$821	$1,737	$2,082
Segment highlights
Allstate Protection underwriting income was $907 million in the second quarter of 2020, a $537 million increase from $370 million in the second quarter of 2019. The increase was primarily due to a decline in auto non-catastrophe losses and increased premiums earned, partially offset by Shelter-in-Place Payback expense. Underwriting income totaled $2.26 billion in the first six months of 2020, a $1.18 billion increase from $1.07 billion in the first six months of 2019, primarily due to lower auto non-catastrophe losses, increased premiums earned and lower catastrophe losses, partially offset by Shelter-in-Place Payback expense.
Catastrophe losses were $1.19 billion and $1.40 billion in the second quarter and first six months of 2020, respectively, compared to $1.07 billion and $1.75 billion in the second quarter and first six months of 2019, respectively.
Premiums written increased 1.4% to $9.17 billion in the second quarter of 2020 and 2.3% to $17.76 billion in the first six months of 2020 compared to the same periods of 2019.
Service Businesses adjusted net income was $38 million in the second quarter of 2020 compared to $16 million in the second quarter of 2019. Adjusted net income was $75 million in the first six months of 2020 compared to $27 million in the first six months of 2019. The increase in both periods was primarily due to growth of Allstate Protection Plans and improved loss experience and lower expenses at Allstate Roadside

Services, partially offset by higher operating expenses related to investing in Allstate Identity Protection growth.
Total revenues increased 17.5% to $476 million in the second quarter of 2020 and 13.7% to $906 million in the first six months of 2020, compared to the same periods of 2019, primarily due to Allstate Protection Plans’ growth through its U.S. retail and international channels, partially offset by declines in revenue at Allstate Roadside Services.
Allstate Life adjusted net income was $72 million in the second quarter of 2020 compared to $68 million in the second quarter of 2019. Adjusted net income was $152 million in the first six months of 2020 compared to $141 million in the first six months of 2019. The increase in both periods was primarily due to lower operating costs and expenses and lower amortization of DAC, partially offset by higher contract benefits.
Premiums and contract charges increased 1.8% to $339 million in the second quarter of 2020 and 0.3% to $672 million in the first six months of 2020 compared to the same periods of 2019.
Allstate Benefits adjusted net income was $5 million in the second quarter of 2020 compared to $37 million in the second quarter of 2019. Adjusted net income was $29 million in the first six months of 2020 compared to $68 million in the first six months of 2019. The decrease in both periods was primarily due to higher operating costs and expenses driven by a $41

52 www.allstate.com

million, pre-tax, write-off of capitalized software costs associated with a billing system.
Premiums and contract charges decreased 7.4% to $263 million in the second quarter of 2020 and 4.7% to $545 million in the first six months of 2020, compared to the same periods of 2019, primarily due to decreases in disability products, driven by the non-renewal of a large underperforming account in the fourth quarter of 2019 and decreased premium collections due to Coronavirus-related layoffs and furloughs.
Allstate Annuities adjusted net loss was $111 million in the second quarter of 2020 and $250 million in the first six months of 2020 compared to adjusted net income of $52 million in the second quarter of 2019 and $27 million in the first six months of 2019, primarily due to lower net investment income.
Net investment income decreased 77.7% to $66 million in the second quarter of 2020 and 76.7% to $113 million in the first six months of 2020, compared to the same periods of 2019, primarily due to lower performance-based investment results, mainly from limited partnerships, lower interest-bearing investment yields and lower average investment balances.
Financial highlights
Investments totaled $89.64 billion as of June 30, 2020, increasing from $88.36 billion as of December 31, 2019.
Shareholders’ equity As of June 30, 2020, shareholders’ equity was $26.99 billion. This total included $3.63 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $79.21, an increase of 17.7% from $67.28 as of June 30, 2019, and an increase of 8.3% from $73.12 as of December 31, 2019.

Return on average common shareholders’ equity For the twelve months ended June 30, 2020, return on common shareholders’ equity was 18.2%, an increase of 7.0 points from 11.2% for the twelve months ended June 30, 2019. The increase was primarily due to higher net income applicable to common shareholders for the trailing twelve-month period ended June 30, 2020, partially offset by an increase in average common shareholders’ equity.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement losses of $73 million and $391 million in the second quarter and first six months of 2020, respectively. The losses in both periods primarily related to a decrease in the discount rate and changes in actuarial assumptions, partially offset by favorable asset performance compared to the expected return on plan assets. See Note 13 of the condensed consolidated financial statements for further information.
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

Second Quarter 2020 Form 10-Q 53

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

•	Effect of Shelter-in-Place Payback expense on combined and expense ratios: the ratio of Shelter-in-Place Payback expense to premiums earned.

54 www.allstate.com

Property-Liability Operations

Summarized financial data
	Three months ended June 30,		Six months ended June 30,
($ in millions, except ratios)	2020	2019	2020	2019
Premiums written	$9,172	$9,043	$17,764	$17,370

Revenues
Premiums earned	$8,863	$8,681	$17,744	$17,188
Other revenue	182	190	363	366
Net investment income	178	471	380	762
Realized capital gains (losses)	382	256	279	753
Total revenues	9,605	9,598	18,766	19,069

Costs and expenses
Claims and claims expense	(5,139)	(6,272)	(10,390)	(12,002)
Shelter-in-Place Payback expense (1)	(738)	—	(948)	—
Amortization of DAC	(1,149)	(1,163)	(2,316)	(2,327)
Operating costs and expenses (2)	(1,107)	(1,060)	(2,192)	(2,131)
Restructuring and related charges	(8)	(9)	(12)	(27)
Total costs and expenses	(8,141)	(8,504)	(15,858)	(16,487)

Income tax expense	(292)	(231)	(574)	(537)
Net income applicable to common shareholders	$1,172	$863	$2,334	$2,045

Underwriting income	$904	$367	$2,249	$1,067
Net investment income	178	471	380	762
Income tax expense on operations	(209)	(179)	(512)	(381)
Realized capital gains (losses), after-tax	299	204	217	597
Net income applicable to common shareholders	$1,172	$863	$2,334	$2,045

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$1,161	$1,069	$1,392	$1,696
Catastrophe reserve reestimates (3) (4)	25	3	5	56
Total catastrophe losses	$1,186	$1,072	$1,397	$1,752

Non-catastrophe reserve reestimates (3)	(35)	(86)	(7)	(127)
Prior year reserve reestimates (3)	(10)	(83)	(2)	(71)

GAAP operating ratios
Loss ratio	58.0	72.3	58.5	69.8
Expense ratio (5)	31.8	23.5	28.8	24.0
Combined ratio	89.8	95.8	87.3	93.8
Effect of catastrophe losses on combined ratio	13.4	12.3	7.9	10.2
Effect of prior year reserve reestimates on combined ratio	(0.1)	(0.9)	(0.1)	(0.4)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.3	—	—	0.3
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.1	0.2
Effect of Discontinued Lines and Coverages on combined ratio	—	0.1	—	—
Effect of Shelter-in-Place Payback expense on combined and expense ratios	8.3	—	5.3	—

(1)
Due to the significant declines in the number of auto accidents caused by mandated stay-at-home orders, other pandemic containment actions and reduced economic activity, auto and commercial lines customers received a Shelter-in-Place Payback of $948 million with $210 million recognized in the first quarter of 2020 and $738 million recognized in the second quarter of 2020.

(2)
As a result of the Coronavirus, we offered the Allstate Special Payment plan to provide more flexible payment options, including the option to delay payments to customers, resulting in increased bad debt expense of $44 million and $47 million for the three and six months ended June 30, 2020, respectively. This increase added 0.5 points and 0.3 points to the expense ratio for the second quarter and first six months of 2020, respectively.

(3)	Favorable reserve reestimates are shown in parentheses.

(4)	2019 includes $5 million and $20 million of reinstatement reinsurance premiums incurred during the period related to the 2018 Camp Fire in the three and six months ended June 30, 2019, respectively.

(5)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Second Quarter 2020 Form 10-Q 55

Property-Liability Operations

Net investment income decreased 62.2% or $293 million in the second quarter of 2020 and decreased 50.1% or $382 million in the first six months of 2020 compared to the same periods of 2019, due to lower performance-based investment results, mainly from limited partnerships, and a decline in market-based income due to lower interest-bearing portfolio yields.

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Fixed income securities	$275	$265	$542	$524
Equity securities	16	49	22	72
Mortgage loans	6	4	12	8
Limited partnership interests	(117)	152	(194)	158
Short-term investments	2	16	11	31
Other	25	27	50	53
Investment income, before expense	207	513	443	846
Investment expense (1) (2)	(29)	(42)	(63)	(84)
Net investment income	$178	$471	$380	$762

(1)
Investment expense includes $9 million and $14 million of investee level expenses in the second quarter of 2020 and 2019, respectively, and $17 million and $27 million in the first six months of 2020 and 2019, respectively. Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments. Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Investment expense includes zero and $8 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the second quarter of 2020 and 2019, respectively, and $4 million and $15 million in the first six months of 2020 and 2019, respectively.

Realized capital gains and losses Net realized capital gains in the second quarter primarily related to increases in the valuation of equity securities and gains on sales of fixed income securities. Valuation of equity investments for the three months ended June 30, 2020 includes $201 million of appreciation in the valuation of equity securities and $17 million of appreciation primarily related to certain limited partnerships where the underlying assets are predominately public equity securities.
Net realized capital gains in the first six months of 2020 primarily related to gains on sales of fixed income securities, partially offset by decreases in the valuation of equity securities. Valuation of equity investments for the six months ended June 30, 2020 includes $230 million of declines in the valuation of equity securities and $64 million of declines in value primarily related to certain limited partnerships where the underlying assets are predominately public equity securities.

Realized capital gains (losses)
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales (1)	$150	$107	$516	$208
Credit losses (2)	—	(10)	(35)	(17)
Valuation of equity investments	218	141	(294)	594
Valuation and settlements of derivative instruments	14	18	92	(32)
Realized capital gains (losses), pre-tax	382	256	279	753
Income tax expense	(83)	(52)	(62)	(156)
Realized capital gains (losses), after-tax	$299	$204	$217	$597

(1)	Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.

56 www.allstate.com

Allstate Protection Segment Results

Allstate Protection Segment

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Premiums written	$9,172	$9,043	$17,764	$17,370
Premiums earned	$8,863	$8,681	$17,744	$17,188
Other revenue	182	190	363	366
Claims and claims expense	(5,137)	(6,269)	(10,386)	(11,997)
Shelter-in-Place Payback expense	(738)	—	(948)	—
Amortization of DAC	(1,149)	(1,163)	(2,316)	(2,327)
Other costs and expenses	(1,106)	(1,060)	(2,190)	(2,130)
Restructuring and related charges	(8)	(9)	(12)	(27)
Underwriting income	$907	$370	$2,255	$1,073
Catastrophe losses	$1,186	$1,072	$1,397	$1,752

Underwriting income (loss) by line of business
Auto	$999	$401	$1,655	$911
Homeowners	(140)	(88)	441	54
Other personal lines (1)	43	47	134	80
Commercial lines	(11)	(7)	(6)	—
Other business lines (2)	16	18	30	29
Answer Financial	—	(1)	1	(1)
Underwriting income	$907	$370	$2,255	$1,073

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)
Other business lines primarily represent Ivantage, a general agency for Allstate exclusive agencies and reflects revenue and direct operating expenses of the business. Ivantage provides agencies a solution for their customers when coverage through Allstate brand underwritten products is not available.

Second Quarter 2020 Form 10-Q 57

Segment Results Allstate Protection

Changes in underwriting results from prior year by component and by line of business (1)
	Three months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Underwriting income (loss) - prior period	$401	$399	$(88)	$15	$47	$65	$(7)	$(36)	$370	$458
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	138	330	95	94	16	7	(67)	61	182	492
Increase (decrease) other revenue	(6)	—	(1)	—	1	1	—	1	(8)	6
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	1,204	(265)	2	(41)	9	—	83	(62)	1,298	(368)
Catastrophe losses, excluding reserve reestimates	57	(14)	(119)	(176)	(26)	(13)	(4)	—	(92)	(203)
Catastrophe reserve reestimates	—	1	(16)	33	(5)	3	(1)	—	(22)	37
Non-catastrophe reserve reestimates	(50)	(54)	(3)	(10)	8	(16)	(7)	32	(52)	(48)
Losses subtotal	1,211	(332)	(136)	(194)	(14)	(26)	71	(30)	1,132	(582)
Shelter-in-Place Payback expense	(734)	—	—	—	—	—	(4)	—	(738)	—
(Increase) decrease expenses	(11)	4	(10)	(3)	(7)	—	(4)	(3)	(31)	(4)
Underwriting income (loss)	$999	$401	$(140)	$(88)	$43	$47	$(11)	$(7)	$907	$370

	Six months ended June 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Underwriting income (loss) - prior period	$911	$1,016	$54	$356	$80	$115	$—	$(42)	$1,073	$1,466
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	362	669	198	181	28	22	(32)	108	556	980
Increase (decrease) other revenue	(2)	3	(1)	—	2	1	—	—	(3)	8
(Increase) decrease losses:
Incurred losses, excluding catastrophe losses and reserve reestimates	1,334	(533)	(14)	(90)	5	8	52	(112)	1,377	(727)
Catastrophe losses, excluding reserve reestimates	110	(60)	183	(376)	14	(39)	(3)	2	304	(473)
Catastrophe reserve reestimates	8	(25)	38	21	8	(8)	(3)	—	51	(12)
Non-catastrophe reserve reestimates	(125)	(74)	3	(19)	8	(18)	(7)	48	(121)	(63)
Losses subtotal	1,327	(692)	210	(464)	35	(57)	39	(62)	1,611	(1,275)
Shelter-in-Place Payback expense	(944)	—	—	—	—	—	(4)	—	(948)	—
(Increase) decrease expenses	1	(85)	(20)	(19)	(11)	(1)	(9)	(4)	(34)	(106)
Underwriting income (loss)	$1,655	$911	$441	$54	$134	$80	$(6)	$—	$2,255	$1,073

(1)	The 2020 column presents changes relative to 2019. The 2019 column presents changes relative to 2018.

(2)	Includes other business lines and Answer Financial.
Underwriting income increased $537 million in the second quarter of 2020 compared to the second quarter of 2019 primarily due to a decline in auto non-catastrophe losses and increased premiums earned, partially offset by Shelter-in-Place Payback expense. Underwriting income increased $1.18 billion in the first six months of 2020 compared to the first six months of 2019, primarily due to lower auto non-catastrophe losses, increased premiums earned and lower catastrophe losses, partially offset by Shelter-in-Place Payback expense.

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

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2020	2019	2020	2019
Auto	$6,190	$6,087	$12,399	$12,134
Homeowners	2,284	2,219	4,016	3,895
Other personal lines	528	501	958	920
Subtotal – Personal lines	9,002	8,807	17,373	16,949
Commercial lines	170	236	391	421
Total premiums written	$9,172	$9,043	$17,764	$17,370
Reconciliation of premiums written to premiums earned:
(Increase) decrease in unearned premiums	(349)	(384)	21	(205)
Other	40	22	(41)	23
Total premiums earned	$8,863	$8,681	$17,744	$17,188

Auto	$6,173	$6,035	$12,327	$11,965
Homeowners	2,053	1,958	4,091	3,893
Other personal lines	478	462	949	921
Subtotal – Personal lines	8,704	8,455	17,367	16,779
Commercial lines	159	226	377	409
Total premiums earned	$8,863	$8,681	$17,744	$17,188

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2020	2019	2020	2019	2020	2019
Three months ended June 30,
Auto	48.0	69.2	35.8	24.2	83.8	93.4
Impact of Shelter-in-Place Payback	—	—	11.9	—	11.9	—
Homeowners	84.8	82.0	22.0	22.5	106.8	104.5
Other personal lines	64.9	64.1	26.1	25.7	91.0	89.8
Commercial lines	78.6	86.7	28.3	16.4	106.9	103.1
Impact of Shelter-in-Place Payback	—	—	2.5	—	2.5	—

Total	58.0	72.2	31.8	23.5	89.8	95.7
Impact of Shelter-in-Place Payback	—	—	8.3	—	8.3	—
Impact of Allstate Special Payment plan bad debt expense (2)	—	—	0.5	—	0.5	—

Six months ended June 30,
Auto	55.1	67.8	31.5	24.6	86.6	92.4
Impact of Shelter-in-Place Payback	—	—	7.7	—	7.7	—
Homeowners	66.9	75.7	22.3	22.9	89.2	98.6
Other personal lines	59.7	65.2	26.2	26.1	85.9	91.3
Commercial lines	78.5	81.9	23.1	18.1	101.6	100.0
Impact of Shelter-in-Place Payback	—	—	1.1	—	1.1	—

Total	58.5	69.8	28.8	24.0	87.3	93.8
Impact of Shelter-in-Place Payback	—	—	5.3	—	5.3	—
Impact of Allstate Special Payment plan bad debt expense (2)	—	—	0.3	—	0.3	—

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(2)
Relates to the Allstate Special Payment plan offered to customers as a result of the Coronavirus to provide more flexible payment options, including the option to delay payments. Approximately 70% of the higher bad debt expense was attributed to auto.

Second Quarter 2020 Form 10-Q 59

Segment Results Allstate Protection

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended June 30,
Auto	48.0	69.2	2.2	3.2	(0.9)	(1.7)	(0.1)	(0.1)
Homeowners	84.8	82.0	46.4	41.8	1.1	0.2	1.3	0.6
Other personal lines	64.9	64.1	18.6	12.6	(0.4)	0.2	0.4	(0.6)
Commercial lines	78.6	86.7	5.7	1.8	13.2	5.7	1.3	0.4
Total	58.0	72.2	13.4	12.3	(0.1)	(1.0)	0.3	—

Six months ended June 30,
Auto	55.1	67.8	1.2	2.2	(0.3)	(1.3)	(0.1)	(0.1)
Homeowners	66.9	75.7	27.8	34.8	0.4	1.5	0.5	1.5
Other personal lines	59.7	65.2	10.7	13.5	(0.8)	0.9	(0.2)	0.7
Commercial lines	78.5	81.9	2.9	1.2	7.2	4.2	0.8	—
Total	58.5	69.8	7.9	10.2	(0.1)	(0.4)	—	0.3
Catastrophe losses increased 10.6% or $114 million in the second quarter of 2020 compared to the second quarter of 2019 and decreased 20.3% or $355 million in first six months of 2020 compared to the first six months of 2019. We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms and freezes, tornadoes, hailstorms, wildfires, tropical storms, tsunamis, hurricanes, earthquakes and volcanoes. We are also exposed to man-made catastrophic events, such as certain types of terrorism, civil unrest or industrial accidents. The nature and level of catastrophes in any period cannot be reliably predicted.
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
California wildfire subrogation subsequent event
On July 1, 2020, PG&E Corporation and Pacific Gas and Electric Company (together, "PG&E") funded a subrogation trust to resolve claims arising from the 2017 Northern California wildfires and the 2018 Camp Fire. We expect to recognize a favorable impact of approximately $400 million to $450 million, pre-tax, net of expenses and adjustments to reinsurance, in the third quarter 2020, which will be reflected as prior year catastrophe reserve reestimates. See Note 8 of the condensed consolidated financial statements for additional details.

60 www.allstate.com

Allstate Protection Segment Results

Catastrophe losses by the size of event
	Three months ended June 30, 2020
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	3	12.5	473	39.9	5.3	158
$50 million to $100 million	6	25.0	375	31.6	4.2	63
Less than $50 million	15	62.5	297	25.0	3.4	20
Total	24	100.0%	1,145	96.5	12.9	48
Prior year reserve reestimates			25	2.1	0.3
Prior quarter reserve reestimates			16	1.4	0.2
Total catastrophe losses			$1,186	100.0%	13.4

	Six months ended June 30, 2020
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	—	—%	$—	—%	—	$—
$101 million to $250 million	3	8.3	473	33.9	2.7	158
$50 million to $100 million	8	22.2	498	35.6	2.8	62
Less than $50 million	25	69.5	421	30.1	2.4	17
Total	36	100.0%	1,392	99.6	7.9	39
Prior year reserve reestimates			5	0.4	—
Total catastrophe losses			$1,397	100.0%	7.9

Catastrophe losses by the type of event
	Three months ended June 30,				Six months ended June 30,
($ in millions)	Number of events	2020	Number of events	2019	Number of events	2020	Number of events	2019
Hurricanes/Tropical storms	—	$—	—	$—	—	$—	—	$—
Tornadoes	—	—	3	305	2	39	4	320
Wind/Hail	23	1,141	34	776	31	1,340	49	1,256
Wildfires	—	—	—	—	1	2	—	—
Other events	1	4	—	—	2	11	6	120
Prior year reserve reestimates		25		3		5		56
Prior quarter reserve reestimates		16		(12)		—		—
Total catastrophe losses	24	$1,186	37	$1,072	36	$1,397	59	$1,752
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

Second Quarter 2020 Form 10-Q 61

Segment Results Allstate Protection

During the second quarter of 2020, we completed the Florida component of the program that is designed to address the distinct needs of our separately capitalized companies in that state. Our 2020 Florida program provides coverage up to $633 million of loss less a $20 million retention. The Florida program includes reinsurance agreements placed with the traditional market, the Florida Hurricane Catastrophe Fund (“FHCF”), and the Insurance Linked Securities (“ILS”) market as follows:
• The traditional market placement comprises $295 million of reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. The Excess contract, which forms a part of the traditional market placement, with $264 million of limits, subject to a $20 million retention, provides coverage for perils not covered by the FHCF contracts, which only cover hurricanes.
• The FHCF contracts provide approximately $118 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes.
• The ILS placement provides $200 million of reinsurance limits for qualifying losses to personal lines property in Florida caused by a named storm event, a severe weather event, an earthquake event, a fire event, a volcanic eruption event, or a meteorite impact event.
For a complete summary of the 2020 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. Management’s Discussion and Analysis - Allstate Protection Segment Results, Catastrophe Reinsurance of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2020.
The total cost of our property catastrophe reinsurance program during the second quarter and first six months of 2020 was $105 million and $204 million, respectively, compared to $100 million and $188 million in the second quarter and first six months of 2019, respectively. The increases were due to increases in Nationwide Program costs due to program expansion for aggregate losses, growth in policies and increased rate pressure.
Expense ratio increased 8.3 points and 4.8 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to the Coronavirus, resulting in the Shelter-in-Place Payback expense and higher bad debt expense related to the Allstate Special Payment plan.
Excluding the Shelter-in-Place Payback expense and higher bad debt expense, the expense ratio decreased 0.5 points in the second quarter of 2020 compared to the second quarter of 2019 and decreased 0.8 points in the first six months of 2020 compared to the first six months of 2019.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Amortization of DAC	13.0	13.4	13.1	13.6
Advertising expense	2.4	2.2	2.3	2.2
Other costs and expenses	7.5	7.8	7.7	8.0
Restructuring and related charges	0.1	0.1	0.1	0.2
Subtotal	23.0	23.5	23.2	24.0
Shelter-in-Place Payback expense	8.3	—	5.3	—
Allstate Special Payment plan bad debt expense	0.5	—	0.3	—
Total expense ratio	31.8	23.5	28.8	24.0

62 www.allstate.com

Allstate Protection Segment Results

Reserve reestimates were favorable in the second quarter and first six months of 2020 and primarily related to favorable non-catastrophe and catastrophe reserve reestimates in personal lines auto, partially offset by strengthening in homeowners related to catastrophe reestimates and in commercial lines auto reserves.

Total reserves, net of reinsurance (estimated cost of outstanding claims) as of January 1, by line of business
($ in millions)	2020	2019
Auto	$14,728	$14,378
Homeowners	2,138	2,157
Other personal lines	1,458	1,489
Commercial lines	1,072	801
Total Allstate Protection	$19,396	$18,825

Reserve reestimates
	Three months ended June 30,				Six months ended June 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2020	2019	2020	2019	2020	2019	2020	2019
Auto	$(54)	$(104)	(0.6)	(1.2)	$(41)	$(158)	(0.3)	(0.9)
Homeowners	23	4	0.3	—	16	57	0.1	0.4
Other personal lines	(2)	1	—	—	(8)	8	—	—
Commercial lines	21	13	0.2	0.2	27	17	0.1	0.1
Total Allstate Protection	$(12)	$(86)	(0.1)	(1.0)	$(6)	$(76)	(0.1)	(0.4)

Allstate brand	$(12)	$(83)	(0.1)	(1.0)	$(5)	$(81)	(0.1)	(0.4)
Esurance brand	1	—	—	—	2	3	—	—
Encompass brand	(1)	(3)	—	—	(3)	2	—	—
Total Allstate Protection	$(12)	$(86)	(0.1)	(1.0)	$(6)	$(76)	(0.1)	(0.4)

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Allstate Protection premiums earned.

Second Quarter 2020 Form 10-Q 63

Segment Results Allstate Protection

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Esurance brand, Encompass brand and Allstate Protection as of or for the six months ended June 30, 2020. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios, are discussed in the brand sections.

Premiums written, policies in force and underwriting income (loss)
($ in millions)	Allstate brand		Esurance brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total
Auto	$11,146	68.7%	$999	93.9%	$254	52.4%	$12,399	69.8%
Homeowners	3,762	23.2	61	5.7	193	39.8	4,016	22.6
Other personal lines	916	5.7	4	0.4	38	7.8	958	5.4
Commercial lines	391	2.4	—	—	—	—	391	2.2
Total	$16,215	100.0%	$1,064	100.0%	$485	100.0%	$17,764	100.0%

Percent to total Allstate Protection		91.3%		6.0%		2.7%		100.0%

PIF (thousands)
Auto	20,464	65.3%	1,514	90.8%	473	61.3%	22,451	66.5%
Homeowners	6,284	20.1	107	6.4	225	29.1	6,616	19.6
Other personal lines	4,369	13.9	46	2.8	74	9.6	4,489	13.3
Commercial lines	221	0.7	—	—	—	—	221	0.6
Total	31,338	100.0%	1,667	100.0%	772	100.0%	33,777	100.0%

Percent to total Allstate Protection		92.8%		4.9%		2.3%		100.0%

Underwriting income (loss)
Auto	$1,546	72.1%	$79	86.8%	$30	150.0%	$1,655	73.4%
Homeowners	437	20.4	11	12.1	(7)	(35.0)	441	19.6
Other personal lines	136	6.4	1	1.1	(3)	(15.0)	134	6.0
Commercial lines	(6)	(0.3)	—	—	—	—	(6)	(0.3)
Other business lines	30	1.4	—	—	—	—	30	1.3
Answer Financial	—	—	—	—	—	—	1	—
Total	$2,143	100.0%	$91	100.0%	$20	100.0%	$2,255	100.0%
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

•
Approved rate changes:  Based on historical premiums written in locations where the brands operate, not including rate plan enhancements (such as the introduction of discounts and surcharges that result in no change in the overall rate level) and initial rates filed for insurance subsidiaries initially writing business in a location. Includes rate changes approved based on our net cost of reinsurance. The rate change percentages are calculated using approved rate changes during the period as a percentage of:

–	Total brand premiums written

–	Premiums written in respective locations with rate changes

64 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Premiums written	$8,391	$8,262	$16,215	$15,806
Premiums earned	$8,087	$7,902	$16,193	$15,654
Other revenue	141	151	280	286
Claims and claims expense	(4,685)	(5,683)	(9,404)	(10,853)
Shelter-in-Place Payback expense	(664)	—	(852)	—
Amortization of DAC	(1,090)	(1,103)	(2,197)	(2,208)
Other costs and expenses	(953)	(891)	(1,867)	(1,785)
Restructuring and related charges	(7)	(9)	(10)	(25)
Underwriting income	$829	$367	$2,143	$1,069
Catastrophe losses	$1,109	$1,021	$1,305	$1,665

Underwriting income (loss) by line of business
Auto	$894	$387	$1,546	$899
Homeowners	(118)	(79)	437	63
Other personal lines (1)	48	48	136	78
Commercial lines	(11)	(7)	(6)	—
Other business lines (2)	16	18	30	29
Underwriting income	$829	$367	$2,143	$1,069

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)	Other business lines primarily represent Ivantage.

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Underwriting income (loss) - prior period	$367	$463	$1,069	$1,464
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	185	432	539	855
Increase (decrease) other revenue	(10)	8	(6)	7
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	1,129	(292)	1,204	(590)
Catastrophe losses, excluding reserve reestimates	(60)	(224)	321	(486)
Catastrophe reserve reestimates	(28)	40	39	(13)
Non-catastrophe reserve reestimates	(43)	(49)	(115)	(58)
Losses subtotal	998	(525)	1,449	(1,147)
Shelter-in-Place Payback expense	(664)	—	(852)	—
(Increase) decrease expenses	(47)	(11)	(56)	(110)
Underwriting income	$829	$367	$2,143	$1,069

(1)	The 2020 column presents changes in 2020 compared to 2019. The 2019 column presents changes in 2019 compared to 2018.
Underwriting income increased $462 million in the second quarter of 2020 compared to the second quarter of 2019, primarily due to a decline in auto non-catastrophe losses and increased premiums, partially offset by Shelter-in-Place Payback expense.
Underwriting income increased $1.07 billion in the first six months of 2020 compared to the first six months of 2019, primarily due to lower auto non-catastrophe losses, increased earned premiums and lower catastrophe losses, partially offset by Shelter-in-Place Payback expense.

Second Quarter 2020 Form 10-Q 65

Segment Results Allstate Protection: Allstate brand

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2020	2019	2020	2019
Auto	$5,572	$5,472	$11,146	$10,867
Homeowners (1)	2,144	2,076	3,762	3,641
Other personal lines	505	478	916	877
Subtotal – Personal lines	8,221	8,026	15,824	15,385
Commercial lines	170	236	391	421
Total	$8,391	$8,262	$16,215	$15,806
Premiums earned
Auto	$5,547	$5,404	$11,079	$10,725
Homeowners	1,924	1,832	3,831	3,643
Other personal lines	457	440	906	877
Subtotal – Personal lines	7,928	7,676	15,816	15,245
Commercial lines	159	226	377	409
Total	$8,087	$7,902	$16,193	$15,654

(1)
The cost of our catastrophe reinsurance program increased $7 million to $80 million in the second quarter of 2020 from $73 million in the second quarter of 2019 and increased $19 million to $155 million in the first six months of 2020 from $136 million in the first six months of 2019. Catastrophe placement premiums are recorded primarily in the Allstate brand and are a reduction of premium. For a more detailed discussion on reinsurance, see Note 9 of the condensed consolidated financial statements.

Auto premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
PIF (thousands)	20,464	20,301	0.8%	20,464	20,301	0.8%
New issued applications (thousands)	751	755	(0.5)%	1,502	1,495	0.5%
Average premium	$594	$581	2.2%	$596	$579	2.9%
Renewal ratio (%)	88.1	88.8	(0.7)	88.1	88.8	(0.7)
Approved rate changes:
Impact of rate changes ($ in millions)	$26	$177	$(151)	$111	$297	$(186)
Number of locations (1)	14	20	(6)	23	29	(6)
Total brand (%)	0.1	0.8	(0.7)	0.5	1.4	(0.9)
Location specific (%)	0.4	3.4	(3.0)	1.6	3.9	(2.3)

(1)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.
Auto insurance premiums written increased 1.8% or $100 million in the second quarter of 2020 compared to the second quarter of 2019 and increased 2.6% or $279 million in the first six months of 2020 compared to the first six months of 2019, primarily due to an increase in average premium and policy growth. During the second quarter of 2020, we noted growth in premiums written slowed significantly due to lower increases in average premium from less approved rate and a decline in new issued applications, both related to the Coronavirus. PIF increased 0.8% or 163 thousand to 20,464 thousand as of June 30, 2020 compared to June 30, 2019 with increases in 28 states, including 5 of our largest 10 states.

Homeowners premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
PIF (thousands)	6,284	6,221	1.0%	6,284	6,221	1.0%
New issued applications (thousands)	224	229	(2.2)%	423	426	(0.7)%
Average premium	$1,328	$1,295	2.5%	$1,322	$1,283	3.0%
Renewal ratio (%)	87.3	88.2	(0.9)	87.5	88.3	(0.8)
Approved rate changes:
Impact of rate changes ($ in millions)	$11	$8	$3	$110	$163	$(53)
Number of locations (1)	5	4	1	20	24	(4)
Total brand (%)	0.1	0.1	—	1.4	2.2	(0.8)
Location specific (%)	3.4	5.1	(1.7)	4.1	5.4	(1.3)

(1)	Allstate brand operates in 50 states, the District of Columbia and 5 Canadian provinces.

66 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Homeowners insurance premiums written increased 3.3% or $68 million in the second quarter of 2020 compared to the second quarter of 2019 and increased 3.3% or $121 million in the first six months of 2020 compared to the first six months of 2019, primarily due to higher average premiums, including rate changes and inflation in insured home valuations, and policy growth. Homeowners PIF increased in 29 states, including 6 of our largest 10 states, as of June 30, 2020 compared to June 30, 2019.
Other personal lines premiums written increased 5.6% or $27 million in the second quarter of 2020 compared to the second quarter of 2019 and increased 4.4% or $39 million in the first six months of 2020 compared to the first six months of 2019. The increase in both periods was primarily due to an increase in condominiums, personal umbrella and boat insurance premiums.
Commercial lines premiums written decreased 28.0% or $66 million in the second quarter of 2020 compared to the second quarter of 2019 and decreased 7.1% or $30 million in the first six months of 2020 compared to the first six months of 2019. The decrease in both periods was primarily due to lower miles and utilization in our shared economy business related to the impacts of the Coronavirus. PIF for the shared economy agreements typically reflect contracts that cover multiple insureds as opposed to individual insureds.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2020	2019	2020	2019	2020	2019
Three months ended June 30,
Auto	47.7	68.4	36.2	24.4	83.9	92.8
Impact of Shelter-in-Place Payback	—	—	11.9	—	11.9	—
Homeowners	84.5	82.3	21.6	22.0	106.1	104.3
Other personal lines	63.7	63.9	25.8	25.2	89.5	89.1
Commercial lines	78.6	86.7	28.3	16.4	106.9	103.1
Impact of Shelter-in-Place Payback	—	—	2.5	—	2.5	—

Total	57.9	71.9	31.8	23.5	89.7	95.4
Impact of Shelter-in-Place Payback	—	—	8.2	—	8.2	—
Impact of Allstate Special Payment plan bad debt expense (2)	—	—	0.5	—	0.5	—

Six months ended June 30,
Auto	54.3	67.0	31.7	24.6	86.0	91.6
Impact of Shelter-in-Place Payback	—	—	7.7	—	7.7	—
Homeowners	66.6	75.8	22.0	22.5	88.6	98.3
Other personal lines	58.9	65.3	26.1	25.8	85.0	91.1
Commercial lines	78.5	81.9	23.1	18.1	101.6	100.0
Impact of Shelter-in-Place Payback	—	—	1.1	—	1.1	—

Total	58.1	69.3	28.7	23.9	86.8	93.2
Impact of Shelter-in-Place Payback	—	—	5.3	—	5.3	—
Impact of Allstate Special Payment plan bad debt expense (2)	—	—	0.3	—	0.3	—

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(2)
Relates to the Allstate Special Payment plan offered to customers as a result of the Coronavirus to provide more flexible payment options, including the option to delay payments. Approximately 70% of the higher bad debt expense was attributed to auto.

Second Quarter 2020 Form 10-Q 67

Segment Results Allstate Protection: Allstate brand

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended June 30,
Auto	47.7	68.4	2.2	3.3	(0.9)	(1.7)	(0.1)	(0.1)
Homeowners	84.5	82.3	46.3	42.6	1.1	(0.1)	1.4	0.3
Other personal lines	63.7	63.9	18.8	13.0	(0.5)	(0.2)	0.4	(0.6)
Commercial lines	78.6	86.7	5.7	1.8	13.2	5.7	1.3	0.4
Total	57.9	71.9	13.7	13.0	(0.2)	(1.0)	0.3	—

Six months ended June 30,
Auto	54.3	67.0	1.2	2.3	(0.4)	(1.4)	(0.1)	—
Homeowners	66.6	75.8	27.7	35.5	0.5	1.2	0.6	1.3
Other personal lines	58.9	65.3	10.8	13.8	(0.7)	1.0	(0.3)	0.7
Commercial lines	78.5	81.9	2.9	1.2	7.2	4.2	0.8	—
Total	58.1	69.3	8.1	10.7	—	(0.5)	0.1	0.3
Frequency and severity statistics, which are influenced by driving patterns, inflation and other factors, are provided to describe the trends in loss costs. Our reserving process incorporates changes in loss patterns, operational statistics and changes in claims reporting processes to determine our best estimate of recorded reserves. We use the following statistics to evaluate losses:

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

•	Paid frequency trends for property damage claims reflect smaller differences as timing between opening and settlement is generally less.

•
Gross frequency trends for bodily injury reflect emerging trends since the difference in timing between opening and settlement is much greater and gross frequency does not typically experience the same quarterly fluctuations as seen in paid frequency

•
In evaluating frequency, we typically rely upon paid frequency trends for physical damage coverages such as property damage and gross frequency for casualty coverages such as bodily injury to provide an indicator of emerging trends in overall claim frequency while also providing insights for our analysis of severity.

We have expanded our utilization of virtual claims processes in response to the Coronavirus. We are continuing to implement new technology and process improvements that provide continued loss cost accuracy, efficient processing and enhanced customer experiences that are simple, fast and produce high degrees of satisfaction.

•
Digital Operating Centers handle auto physical damage claims countrywide utilizing our virtual estimation capabilities, which includes estimating damage with photos and video through the use of QuickFoto Claim® and Virtual Assist®

•	Virtual Assist and aerial imagery using satellites, airplanes and drones handle property claims by estimating damage through video
These organizational and process changes impact frequency and severity statistics as changes in claim opening and closing practices and shifts in timing, if any, can impact comparisons to prior periods.

68 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Auto loss ratio decreased 20.7 points and 12.7 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to a decline in non-catastrophe losses driven by favorable frequency, higher premiums earned and lower catastrophe losses, partially offset by increased severity and less favorable non-catastrophe prior year reserve reestimates compared to the prior period.

Auto frequency and severity statistics
	Three months ended June 30, 2020	Six months ended June 30, 2020
(% change year-over-year)
Auto property damage:
Gross claim frequency	(46.4)%	(29.4)%
Paid claim frequency	(37.8)	(20.6)
Paid claim severity	20.1	12.7
Bodily injury gross claim frequency	(49.2)	(30.5)
Coronavirus may positively or negatively impact frequency and severity statistics including:

•	Impacts of shelter-in-place restrictions, social distancing requirements, limits on large gatherings and events, and restrictions on non-essential businesses as these become more or less strict

•	Changes in unemployment levels

•	Changes in commuting activity and utilization of public transportation

•	Changes in paid claims settlement rates as the low frequency environment creates capacity to settle claims faster

•	Changes in mix of claim types due to changes in driving behavior (e.g., speed, time of day)

•	Labor and part cost variability

•	Changes in limits purchased

•	Cadence of routine automobile maintenance

•	Court system variability in both timing and magnitude of claim settlement

Property damage gross and paid claim frequency decreased in the second quarter and the first six months of 2020 compared to the same periods of 2019 due to factors including:

•	Declines in auto miles driven related to the Coronavirus

•
Gross claim frequency declined by 34.6% in June 2020 compared to June 2019, reflecting an increase in miles driven compared to April and May 2020 as shelter-in-place restrictions were lifted in several states

Property damage paid claim severities increased in the second quarter and first six months of 2020 compared to the same periods of 2019 due to factors including:

•
The timing of payments on property damage claims significantly impacted the average paid severity as the mix of claims paid in the second quarter of 2020 shifted to older claims as there were fewer new claims reported

–	Claims settled within days or weeks of the loss tend to be less complex and have lower severity, while the higher severity property damage claims generally take longer to resolve

•	Continued impact of higher costs to repair more sophisticated newer model vehicles and higher third-party subrogation demands
Bodily injury gross claim frequency decreased in the second quarter and first six months of 2020 compared to the same periods of 2019, consistent with the trends noted in property damage. Bodily injury severity trends increased at a rate above medical care inflation indices in 2020.

Second Quarter 2020 Form 10-Q 69

Segment Results Allstate Protection: Allstate brand

Homeowners loss ratio increased 2.2 points in the second quarter of 2020 compared to the second quarter of 2019, primarily due to higher catastrophe losses and increased claim severity, partially offset by increased premiums earned and improved claim frequency. Homeowners loss ratio decreased 9.2 points in the first six months of 2020 compared to the first six months of 2019, primarily due to lower catastrophes losses, increased premiums earned and improved claim frequency, partially offset by increased claim severity. Gross and paid claim frequency excluding catastrophe losses decreased 8.7% and 12.4%, respectively, in the second quarter of 2020 and decreased 10.8% and 11.6%, respectively, in the first six months of 2020 compared to the same periods of 2019. Paid claim severity excluding catastrophe losses increased 9.4% and 12.8% in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, as we experienced increased claim severity in wind/hail, fire and water perils. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio decreased 0.2 points in the second quarter of 2020 compared to the second quarter of 2019, primarily due to increased premiums earned and lower non-catastrophe losses, partially offset by higher catastrophe losses. Other personal lines loss ratio decreased 6.4 points in first six months of 2020 compared to the first six months of 2019, primarily due to increased premiums earned and lower catastrophe losses.
Commercial lines loss ratio decreased 8.1 points and 3.4 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to a decline in non-catastrophe losses driven by favorable frequency related to the Coronavirus, partially offset by decreased premiums earned and higher claim severity.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Amortization of DAC	13.5	14.1	13.5	14.1
Advertising expense	2.2	1.9	2.1	1.9
Other costs and expenses	7.3	7.4	7.4	7.7
Restructuring and related charges	0.1	0.1	0.1	0.2
Subtotal	23.1	23.5	23.1	23.9
Shelter-in-Place Payback expense	8.2	—	5.3	—
Allstate Special Payment plan bad debt expense	0.5	—	0.3	—
Total expense ratio	31.8	23.5	28.7	23.9
Expense ratio increased 8.3 points and 4.8 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to the Coronavirus, resulting in the Shelter-in-Place Payback expense and higher bad debt expense related to the Allstate Special Payment plan.
Excluding the Shelter-in-Place Payback expense and higher bad debt expense, the expense ratio decreased 0.4 points and 0.8 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to lower agent compensation and operating expenses, partially offset by higher advertising costs.

Amortization of DAC primarily includes agent remuneration and premium taxes. Allstate agency total incurred base commissions, variable compensation and bonuses in total in the second quarter and first six months of 2020 were lower than the same periods of 2019.

70 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Premiums written	$518	$503	$1,064	$1,062
Premiums earned	$523	$525	$1,042	$1,027
Other revenue	23	20	46	40
Claims and claims expense	(298)	(419)	(671)	(803)
Shelter-in-Place Payback expense	(58)	—	(75)	—
Amortization of DAC	(11)	(12)	(22)	(23)
Other costs and expenses	(107)	(117)	(228)	(241)
Restructuring and related charges	—	—	(1)	—
Underwriting income (loss)	$72	$(3)	$91	$—
Catastrophe losses	$18	$25	$21	$31

Underwriting income (loss) by line of business
Auto	$73	$8	$79	$7
Homeowners	(1)	(11)	11	(7)
Other personal lines	—	—	1	—
Underwriting income (loss)	$72	$(3)	$91	$—

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Underwriting income (loss) - prior period	$(3)	$(9)	$—	$(6)
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	(2)	62	15	131
Increase (decrease) other revenue	3	—	6	—
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	117	(60)	123	(117)
Catastrophe losses, excluding reserve reestimates	5	5	8	2
Catastrophe reserve reestimates	2	(1)	2	(1)
Non-catastrophe reserve reestimates	(3)	1	(1)	(2)
Losses subtotal	121	(55)	132	(118)
Shelter-in-Place Payback expense	(58)	—	(75)	—
(Increase) decrease expenses	11	(1)	13	(7)
Underwriting income (loss)	$72	$(3)	$91	$—

(1)	The 2020 column presents changes in 2020 compared to 2019. The 2019 column presents changes in 2019 compared to 2018.
Underwriting income was $72 million in the second quarter of 2020 compared to a loss of $3 million in the second quarter of 2019 due to lower loss costs and operating expenses, partially offset by Shelter-in-Place Payback expense in 2020.
Underwriting income increased $91 million in the first six months of 2020 primarily due to lower loss costs and operating expenses and increased premiums earned, partially offset by Shelter-in-Place Payback expense compared to the first six months of 2019.

Second Quarter 2020 Form 10-Q 71

Segment Results Allstate Protection: Esurance brand

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
Premiums written	2020	2019	2020	2019
Auto	$482	$469	$999	$1,001
Homeowners	34	32	61	57
Other personal lines	2	2	4	4
Total	$518	$503	$1,064	$1,062
Premiums earned
Auto	$491	$496	$978	$971
Homeowners	30	27	60	52
Other personal lines	2	2	4	4
Total	$523	$525	$1,042	$1,027

Auto premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
PIF (thousands)	1,514	1,548	(2.2)%	1,514	1,548	(2.2)%
New issued applications (thousands)	117	145	(19.3)%	247	325	(24.0)%
Average premium	$653	$611	6.9%	$642	$619	3.7%
Renewal ratio (%)	83.4	84.0	(0.6)	82.7	84.0	(1.3)
Approved rate changes:
Impact of rate changes ($ in millions)	$3	$42	$(39)	$53	$54	$(1)
Number of locations (1)	1	6	(5)	11	15	(4)
Total brand (%)	0.1	2.4	(2.3)	2.7	3.0	(0.3)
Location specific (%)	6.6	5.3	1.3	7.2	5.0	2.2

(1)	Esurance brand operates in 43 states.
Auto insurance premiums written increased 2.8% or $13 million in the second quarter of 2020 compared to the second quarter of 2019 primarily due to higher average premium, partially offset by fewer new issued applications and lower renewal ratio. Auto insurance premiums written decreased 0.2% or $2 million in the first six months of 2020 compared to the first six months of 2019, primarily due to lower renewal ratio and fewer new issued applications, partially offset by higher average premium.

PIF decreased 2.2% or 34 thousand to 1,514 thousand as of June 30, 2020 compared to June 30, 2019. New issued applications decreased 19.3% and 24.0% in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, due to rate increases approved in 2019 and 2020 adversely impacting the close ratio, lower advertising and impacts of the Coronavirus.

Homeowners premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
PIF (thousands)	107	101	5.9%	107	101	5.9%
New issued applications (thousands)	6	7	(14.3)%	11	14	(21.4)%
Average premium	$1,093	$1,063	2.8%	$1,088	$1,045	4.1%
Renewal ratio (%) (1)	84.7	85.5	(0.8)	84.3	85.2	(0.9)
Approved rate changes:
Impact of rate changes ($ in millions)	$—	$3	$(3)	$—	$5	$(5)
Number of locations (2)	—	2	(2)	—	4	(4)
Total brand (%)	—	2.7	(2.7)	—	4.7	(4.7)
Location specific (%)	—	19.9	(19.9)	—	19.1	(19.1)

(1)
Esurance’s renewal ratios exclude the impact of risk related cancellations. Customers can enter into a policy without a physical inspection. During the underwriting review period, a number of policies may be canceled if upon inspection the condition is unsatisfactory.

(2)	Esurance brand operates in 31 states.

72 www.allstate.com

Allstate Protection: Esurance brand Segment Results

Homeowners insurance premiums written increased 6.3% or $2 million in the second quarter of 2020 compared to the second quarter of 2019 and increased 7.0% or $4 million in the first six months of 2020 compared to the first six months of 2019 due to PIF growth and higher average premium.

As of June 30, 2020, Esurance continues to write homeowners insurance in 31 states with lower hurricane risk, contributing to lower average premium compared to the industry. PIF increased 5.9% or 6 thousand to 107 thousand as of June 30, 2020 compared to June 30, 2019.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2020	2019	2020	2019	2020	2019
Three months ended June 30,
Auto	55.4	78.0	29.7	20.4	85.1	98.4
Impact of Shelter-in-Place Payback	—	—	11.8	—	11.8	—
Homeowners	83.3	114.8	20.0	25.9	103.3	140.7

Total	57.0	79.8	29.2	20.8	86.2	100.6
Impact of Shelter-in-Place Payback	—	—	11.1	—	11.1	—

Six months ended June 30,
Auto	64.5	77.7	27.4	21.6	91.9	99.3
Impact of Shelter-in-Place Payback	—	—	7.7	—	7.7	—
Homeowners	63.4	88.5	18.3	25.0	81.7	113.5

Total	64.4	78.2	26.9	21.8	91.3	100.0
Impact of Shelter-in-Place Payback	—	—	7.2	—	7.2	—

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended June 30,
Auto	55.4	78.0	1.4	2.0	0.2	(0.2)	—	0.2
Homeowners	83.3	114.8	36.6	55.5	—	3.7	—	3.7
Total	57.0	79.8	3.4	4.8	0.2	—	—	0.4

Six months ended June 30,
Auto	64.5	77.7	0.8	1.3	0.4	0.4	—	0.1
Homeowners	63.4	88.5	21.7	34.6	(3.3)	—	—	1.9
Total	64.4	78.2	2.0	3.0	0.2	0.3	—	0.2
Auto loss ratio decreased 22.6 points and 13.2 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to lower claim frequency and higher average premium, partially offset by higher claim severity.

Homeowners loss ratio decreased 31.5 points and 25.1 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to higher average premium, favorable claims frequency and lower catastrophe losses.

Second Quarter 2020 Form 10-Q 73

Segment Results Allstate Protection: Esurance brand

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Amortization of DAC	2.1	2.4	2.1	2.2
Advertising expense	5.9	7.4	7.2	7.8
Amortization of purchased intangibles	0.2	—	0.1	0.1
Other costs and expenses	9.3	11.0	9.8	11.7
Restructuring and related charges	—	—	0.1	—
Subtotal	17.5	20.8	19.3	21.8
Shelter-in-Place Payback expense	11.1	—	7.2	—
Allstate Special Payment plan bad debt expense (1)	0.6	—	0.4	—
Total expense ratio	29.2	20.8	26.9	21.8

(1)	Relates to the Allstate Special Payment plan offered to customers as a result of the Coronavirus to provide more flexible payment options, including the option to delay payments.
Expense ratio increased 8.4 points and 5.1 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to the Coronavirus, resulting in the Shelter-in-Place Payback expense and higher bad debt expense related to the Allstate Special Payment plan.
Excluding the impact of Shelter-in-Place Payback expense and higher bad debt expense, the expense ratio decreased 3.3 points and 2.5 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019.
Other costs and expenses, including sales personnel and other underwriting costs related to customer acquisition, were 1.7 points and 1.9 points lower in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, reflecting continued implementation of digital self-service capabilities and a reduction in operating expenses as part of the integration of Esurance into the Allstate brand.

Esurance uses a direct distribution model, therefore its primary acquisition-related costs are advertising as opposed to commissions. The Esurance advertising expense ratio decreased 1.5 points and 0.6 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, due to lower Esurance branded advertising expenses in anticipation of utilizing the Allstate brand with Esurance’s current distribution capabilities.

74 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Premiums written	$263	$278	$485	$502
Premiums earned	$253	$254	$509	$507
Other revenue	1	1	2	2
Claims and claims expense	(154)	(167)	(311)	(341)
Shelter-in-Place Payback expense	(16)	—	(21)	—
Amortization of DAC	(48)	(48)	(97)	(96)
Other costs and expenses	(29)	(33)	(61)	(65)
Restructuring and related charges	(1)	—	(1)	(2)
Underwriting income	$6	$7	$20	$5
Catastrophe losses	$59	$26	$71	$56

Underwriting income (loss) by line of business
Auto	$32	$6	$30	$5
Homeowners	(21)	2	(7)	(2)
Other personal lines	(5)	(1)	(3)	2
Underwriting income	$6	$7	$20	$5

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Underwriting income (loss) - prior period	$7	$5	$5	$11
Changes in underwriting loss from:
Increase (decrease) premiums earned	(1)	(2)	2	(6)
Increase (decrease) other revenue	—	(1)	—	(1)
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	52	(16)	50	(20)
Catastrophe losses, excluding reserve reestimates	(37)	16	(25)	11
Catastrophe reserve reestimates	4	(2)	10	2
Non-catastrophe reserve reestimates	(6)	—	(5)	(3)
Losses subtotal	13	(2)	30	(10)
Shelter-in-Place Payback expense	(16)	—	(21)	—
(Increase) decrease expenses	3	7	4	11
Underwriting income	$6	$7	$20	$5

(1)	The 2020 column presents changes in 2020 compared to 2019. The 2019 column presents changes in 2019 compared to 2018.
Underwriting income decreased 14.3% or $1 million in the second quarter of 2020 primarily due to higher catastrophe losses and Shelter-in-Place Payback expense, partially offset by lower auto and homeowners non-catastrophe losses compared to the second quarter of 2019. Underwriting income increased $15 million in the first six months of 2020 compared to the first six months of 2019, primarily due to lower auto and homeowners non-catastrophe losses, partially offset by Shelter-in-Place Payback expense and higher catastrophe losses in 2020.

Second Quarter 2020 Form 10-Q 75

Segment Results Allstate Protection: Encompass brand

Premiums written and earned by line of business
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Premiums written
Auto	$136	$146	$254	$266
Homeowners	106	111	193	197
Other personal lines	21	21	38	39
Total	$263	$278	$485	$502
Premiums earned
Auto	$135	$135	$270	$269
Homeowners	99	99	200	198
Other personal lines	19	20	39	40
Total	$253	$254	$509	$507

Auto premium measures and statistics
	Three months ended June 30,				Six months ended June 30,
	2020		2019	Change	2020	2019	Change
PIF (thousands)	473		497	(4.8)%	473	497	(4.8)%
New issued applications (thousands)	14		22	(36.4)%	30	42	(28.6)%
Average premium	$1,166		$1,130	3.2%	$1,164	$1,132	2.8%
Renewal ratio (%)	76.5		78.1	(1.6)	76.9	77.9	(1.0)
Approved rate changes:
Impact of rate changes ($ in millions)	$(1)		$—	$(1)	$(1)	$2	$(3)
Number of locations (1)	2		1	1	7	4	3
Total brand (%)	(0.1)		—	(0.1)	(0.1)	0.5	(0.6)
Location specific (%)	(1.9)	(2)	3.6	(5.5)	(0.6)	4.5	(5.1)

(1)	Encompass brand operates in 40 states and the District of Columbia.

(2)	Primarily related to rate declines in Michigan and the absence of approved rates related to the Coronavirus.
Auto insurance premiums written decreased 6.8% or $10 million in the second quarter of 2020 compared to the second quarter of 2019 and decreased 4.5% or $12 million in the first six months of 2020 compared to the first six months of 2019, primarily due to decreased new business in the quarter and lower retention, partially offset by higher average premiums, with the top 10 states representing approximately 70% of premiums written. PIF decreased 4.8% or 24 thousand to 473 thousand as of June 30, 2020 compared to
June 30, 2019.

Homeowners premium measure and statistics
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
PIF (thousands)	225	236	(4.7)%	225	236	(4.7)%
New issued applications (thousands)	8	12	(33.3)%	16	21	(23.8)%
Average premium	$1,901	$1,782	6.7%	$1,891	$1,775	6.5%
Renewal ratio (%)	80.5	82.5	(2.0)	81.1	82.3	(1.2)
Approved rate changes:
Impact of rate changes ($ in millions)	$3	$6	$(3)	$10	$12	$(2)
Number of locations (1)	6	8	(2)	10	11	(1)
Total brand (%)	0.7	1.4	(0.7)	2.5	2.8	(0.3)
Location specific (%)	6.3	6.5	(0.2)	10.0	8.1	1.9

(1)	Encompass brand operates in 40 states and the District of Columbia.
Homeowners insurance premiums written decreased 4.5% or $5 million in the second quarter of 2020 compared to the second quarter of 2019 and decreased 2.0% or $4 million in the first six months of 2020 compared to the first six months of 2019, primarily due to decreased new issued applications and lower retention, partially offset by higher average premiums due to rate changes over the past 12 months, with the top 10 states representing approximately 70% of premiums written. PIF decreased 4.7% or 11 thousand to 225 thousand as of June 30, 2020 compared to June 30, 2019.

76 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2020	2019	2020	2019	2020	2019
Three months ended June 30,
Auto	34.1	64.5	42.2	31.1	76.3	95.6
Impact of Shelter-in-Place Payback	—	—	11.9	—	11.9	—
Homeowners	90.9	66.7	30.3	31.3	121.2	98.0
Other personal lines	94.7	70.0	31.6	35.0	126.3	105.0

Total	60.9	65.7	36.7	31.5	97.6	97.2
Impact of Shelter-in-Place Payback	—	—	6.3	—	6.3	—

Six months ended June 30,
Auto	50.4	66.2	38.5	31.9	88.9	98.1
Impact of Shelter-in-Place Payback	—	—	7.8	—	7.8	—
Homeowners	72.5	69.7	31.0	31.3	103.5	101.0
Other personal lines	76.9	62.5	30.8	32.5	107.7	95.0

Total	61.1	67.3	35.0	31.7	96.1	99.0
Impact of Shelter-in-Place Payback	—	—	4.1	—	4.1	—

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended June 30,
Auto	34.1	64.5	3.0	2.2	(0.8)	(6.6)	—	—
Homeowners	90.9	66.7	52.5	22.2	—	4.0	—	4.0
Other personal lines	94.7	70.0	15.8	5.0	—	10.0	—	—
Total	60.9	65.7	23.3	10.2	(0.4)	(1.2)	—	1.6

Six months ended June 30,
Auto	50.4	66.2	1.5	2.2	—	(3.4)	(0.4)	—
Homeowners	72.5	69.7	31.5	23.7	(0.5)	6.0	(0.5)	4.0
Other personal lines	76.9	62.5	10.2	7.5	(5.1)	(2.5)	—	—
Total	61.1	67.3	13.9	11.0	(0.5)	0.4	(0.4)	1.6
Auto loss ratio decreased 30.4 points and 15.8 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to lower claim frequency, partially offset by increased claim severity.
Homeowners loss ratio increased 24.2 points and 2.8 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to higher catastrophe losses, partially offset by lower non-catastrophe claim frequency.

Second Quarter 2020 Form 10-Q 77

Segment Results Allstate Protection: Encompass brand

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Amortization of DAC	18.9	18.9	19.1	18.9
Advertising expense	0.4	0.4	0.2	0.2
Other costs and expenses	10.7	12.2	11.4	12.2
Restructuring and related charges	0.4	—	0.2	0.4
Subtotal	30.4	31.5	30.9	31.7
Shelter-in-Place Payback expense	6.3	—	4.1	—
Total expense ratio	36.7	31.5	35.0	31.7
Expense ratio increased 5.2 points and 3.3 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to Shelter-in-Place Payback expense. Excluding the Shelter-in-Place Payback expense, the expense ratio decreased 1.1 points and 0.8 points in the second quarter and first six months of 2020, respectively, compared to the same periods of 2019, primarily due to lower technology and employee-related costs.

78 www.allstate.com

Discontinued Lines and Coverages Segment Results

Discontinued Lines and Coverages Segment

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Claims and claims expense	$(2)	$(3)	$(4)	$(5)
Operating costs and expenses	(1)	—	(2)	(1)
Underwriting loss	$(3)	$(3)	$(6)	$(6)

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	June 30, 2020	December 31, 2019
Asbestos claims
Gross reserves	$1,126	$1,172
Reinsurance	(347)	(362)
Net reserves	779	810
Environmental claims
Gross reserves	209	219
Reinsurance	(38)	(40)
Net reserves	171	179
Other discontinued lines
Gross reserves	417	427
Reinsurance	(47)	(51)
Net reserves	370	376
Total
Gross reserves	1,752	1,818
Reinsurance	(432)	(453)
Net reserves	$1,320	$1,365

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	June 30, 2020	December 31, 2019
Direct excess commercial insurance
Gross reserves	$908	$948
Reinsurance	(317)	(332)
Net reserves	591	616
Assumed reinsurance coverage
Gross reserves	607	606
Reinsurance	(54)	(53)
Net reserves	553	553
Direct primary commercial insurance
Gross reserves	146	169
Reinsurance	(50)	(54)
Net reserves	96	115
Other run-off business
Gross reserves	11	15
Reinsurance	(10)	(13)
Net reserves	1	2
Unallocated loss adjustment expenses
Gross reserves	80	80
Reinsurance	(1)	(1)
Net reserves	79	79
Total
Gross reserves	1,752	1,818
Reinsurance	(432)	(453)
Net reserves	$1,320	$1,365

Second Quarter 2020 Form 10-Q 79

Segment Results Discontinued Lines and Coverages

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	June 30, 2020		December 31, 2019
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	78%	22%	68%	32%
Ceded (2)	87	13	78	22
Assumed reinsurance coverage
Gross reserves	37	63	34	66
Ceded	39	61	35	65
Direct primary commercial insurance
Gross reserves	54	46	56	44
Ceded	78	22	78	22

(1)	Approximately 67% of gross case reserves as of June 30, 2020 are subject to settlement agreements.

(2)	Approximately 75% of ceded case reserves as of June 30, 2020 are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Direct excess commercial insurance
Gross (1)	$9	$28	$38	$54
Ceded (2)	(3)	(10)	(14)	(21)
Assumed reinsurance coverage
Gross	13	9	22	18
Ceded	(1)	—	(2)	(1)
Direct primary commercial insurance
Gross	1	7	3	10
Ceded	—	(1)	(1)	(1)
(1) In the second quarter and first six months 49% and 78% of 2020 payments related to settlement agreements.
(2) In the second quarter and first six months 57% and 82% of 2020 payments related to settlement agreements.
Total net reserves as of June 30, 2020, included $569 million or 43% of estimated IBNR reserves compared to $660 million or 48% of estimated IBNR reserves as of December 31, 2019.
Total gross payments were $23 million and $64 million for the second quarter and first six months of 2020, respectively. Payments for the second quarter of 2020 primarily related to asbestos claims. Payments for the first six months of 2020 primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $19 million and $32 million for the second quarter and first six months of 2020, respectively.

80 www.allstate.com

Service Businesses Segment Results

Service Businesses Segment

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Premiums written	$467	$350	$846	$718

Revenues
Premiums	$360	$305	$714	$600
Other revenue	51	48	103	95
Intersegment insurance premiums and service fees (1)	35	33	73	66
Net investment income	11	10	21	19
Realized capital gains (losses)	19	9	(5)	17
Total revenues	476	405	906	797

Costs and expenses
Claims and claims expense	(85)	(86)	(177)	(178)
Amortization of DAC	(160)	(134)	(313)	(261)
Operating costs and expenses	(163)	(158)	(324)	(309)
Restructuring and related charges	(3)	1	(3)	1
Amortization of purchased intangibles	(26)	(31)	(53)	(62)
Impairment of purchased intangibles	—	(55)	—	(55)
Total costs and expenses	(437)	(463)	(870)	(864)

Income tax (expense) benefit	(7)	12	(7)	15
Net income (loss) applicable to common shareholders	$32	$(46)	$29	$(52)

Adjusted net income	$38	$16	$75	$27
Realized capital gains (losses), after-tax	15	6	(4)	13
Amortization of purchased intangibles, after-tax	(21)	(25)	(42)	(49)
Impairment of purchased intangibles, after-tax	—	(43)	—	(43)
Net income (loss) applicable to common shareholders	$32	$(46)	$29	$(52)

Allstate Protection Plans	$35	$19	$69	$33
Allstate Dealer Services	8	7	15	13
Allstate Roadside Services	2	(3)	4	(9)
Arity	(3)	(1)	(6)	(3)
Allstate Identity Protection	(4)	(6)	(7)	(7)
Adjusted net income	$38	$16	$75	$27

Allstate Protection Plans			120,301	83,968
Allstate Dealer Services			4,101	4,253
Allstate Roadside Services			562	635
Allstate Identity Protection			2,312	1,260
Policies in force as of June 30 (in thousands)			127,276	90,116

(1)	Primarily related to Arity and Allstate Roadside Services and are eliminated in our condensed consolidated financial statements.
Net income (loss) applicable to common shareholders increased $78 million in the second quarter of 2020 compared to the second quarter of 2019 and increased $81 million in the first six months of 2020 compared to the first six months of 2019. Both periods of 2019 included of a $55 million intangible impairment related to the SquareTrade trade name that occurred in the second quarter of 2019.
Adjusted net income increased $22 million in the second quarter of 2020 compared to the second quarter of 2019 and increased $48 million in the first six months of 2020 compared to the first six months of 2019. The increase in both periods was primarily due to growth of Allstate Protection Plans and improved loss experience and lower expenses at Allstate Roadside Services, partially offset by higher operating expenses related to investing in growth and developing new products and distribution channels for Allstate Protection Plans and Allstate Identity Protection.

Second Quarter 2020 Form 10-Q 81

Segment Results Service Businesses

Total revenues increased 17.5% or $71 million in the second quarter of 2020 compared to the second quarter of 2019 and increased 13.7% or $109 million in the first six months of 2020 compared to the first six months of 2019. The increase in both periods was primarily due to Allstate Protection Plans’ growth through its U.S. retail and international channels, partially offset by declines in revenue at Allstate Roadside Services.
Premiums written increased 33.4% or $117 million in the second quarter of 2020 compared to the second quarter of 2019 and increased 17.8% or $128 million in the first six months of 2020 compared to the first six months of 2019. The increase in both periods was primarily due to growth at Allstate Protection Plans.
PIF increased 41.2% or 37 million to 127 million as of June 30, 2020 compared to June 30, 2019 due to continued growth at Allstate Protection Plans.
Intersegment premiums and service fees increased 6.1% or $2 million in the second quarter of 2020 compared to the second quarter of 2019 and increased 10.6% or $7 million in the first six months of 2020 compared to the first six months of 2019. The increase in both periods was primarily related to increased auto connections and device sales through Arity’s device and mobile data collection services and analytic solutions.
Other revenue increased 6.3% or $3 million in the second quarter of 2020 compared to the second quarter of 2019 and increased 8.4% or $8 million in the first six months of 2020 compared to the first six months of 2019. The increase in both periods was primarily due to increased sales at Allstate Identity Protection.

Claims and claims expense decreased 1.2% or $1 million in the second quarter 2020 compared to the second quarter of 2019 and decreased 0.6% or $1 million in the first six months of 2020 compared to the first six months of 2019. The decrease in both periods was primarily due to lower losses at Allstate Roadside Services and Allstate Dealer Services due to declines in auto miles driven related to the Coronavirus, partially offset by higher levels of claims at Allstate Protection Plans driven by growth of the business.
Amortization of DAC increased 19.4% or $26 million in the second quarter of 2020 compared to the second quarter of 2019 and increased 19.9% or $52 million in the first six months of 2020 compared to the first six months of 2019. The increase is driven by the growth experienced at Allstate Protection Plans.
Operating costs and expenses increased 3.2% or $5 million in the second quarter of 2020 compared to the second quarter of 2019 and increased 4.9% or $15 million in the first six months of 2020 compared to the first six months of 2019. The increase in both periods was primarily due to investments in growing Allstate Protection Plans and expanding Allstate Identity Protection, partially offset by lower operating costs at Allstate Roadside Services.
Amortization of purchased intangibles relates to the acquisitions of Allstate Protection Plans in 2017 and Allstate Identity Protection in 2018. We recorded amortization expense of $26 million and $53 million in the second quarter and first six months of 2020, respectively, compared to $31 million and $62 million in the second quarter and first six months of 2019, respectively.

82 www.allstate.com

Allstate Life Segment Results

Allstate Life Segment

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Premiums and contract charges	$339	$333	$672	$670
Other revenue	24	33	56	60
Net investment income	123	125	251	252
Realized capital gains (losses)	19	1	(12)	(4)
Total revenues	505	492	967	978

Costs and expenses
Contract benefits	(238)	(216)	(450)	(430)
Interest credited to contractholder funds	(114)	(70)	(170)	(142)
Amortization of DAC	(4)	(29)	(38)	(57)
Operating costs and expenses	(75)	(91)	(159)	(182)
Restructuring and related charges	(2)	(1)	(3)	(1)
Total costs and expenses	(433)	(407)	(820)	(812)

Income tax expense	(8)	(18)	(19)	(32)
Net income applicable to common shareholders	$64	$67	$128	$134

Adjusted net income	$72	$68	$152	$141
Realized capital gains (losses), after-tax	16	—	(9)	(4)
Valuation changes on embedded derivatives not hedged, after-tax	(35)	—	(23)	—
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives not hedged, after-tax	11	(1)	8	(3)
Net income applicable to common shareholders	$64	$67	$128	$134

Reserve for life-contingent contract benefits as of June 30			$2,729	$2,720

Contractholder funds as of June 30			$7,857	$7,711

Policies in force as of June 30 by distribution channel (in thousands)
Allstate agencies			1,789	1,822
Closed channels			103	111
Total			1,892	1,933
Net income applicable to common shareholders decreased 4.5% or $3 million in the second quarter of 2020 and decreased 4.5% or $6 million in the first six months of 2020 compared to the same periods of 2019.
Adjusted net income increased 5.9% or $4 million in the second quarter of 2020 and increased 7.8% or $11 million in the first six months of 2020 compared the same periods of 2019, primarily due to lower operating costs and expenses and lower amortization of DAC, partially offset by higher contract benefits.
Premiums and contract charges increased 1.8% or $6 million in the second quarter of 2020 and increased 0.3% or $2 million in the first six months of 2020 compared to the same periods of 2019, primarily due to higher premiums from traditional life insurance, partially offset by lower contract charges on interest-

sensitive life insurance from a decline in business in force.
Effective March 31, 2020, in light of uncertainty around the impacts of the Coronavirus, we implemented temporary underwriting restrictions on new life insurance applications. We are approving standard and preferred rate classes only, with a maximum issue age of 69, and suspended sales of our simplified issue term life product that does not require underwriting. While these restrictions are in place, we expect sales to slow. Allstate agents and exclusive financial specialists are able to offer coverage to customers outside these guidelines through non-proprietary carriers.

Second Quarter 2020 Form 10-Q 83

Segment Results Allstate Life

Premiums and contract charges by product
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Traditional life insurance premiums	$164	$156	$317	$310
Accident and health insurance premiums	1	1	1	1
Interest-sensitive life insurance contract charges (1)	174	176	354	359
Premiums and contract charges	$339	$333	$672	$670

(1)
Contract charges related to the cost of insurance totaled $126 million and $123 million for the second quarter of 2020 and 2019, respectively, and $254 million and $252 million for the first six months of 2020 and 2019, respectively.

Other revenue decreased 27.3% or $9 million in the second quarter of 2020 and decreased 6.7% or $4 million in the first six months of 2020 compared to the same periods of 2019, primarily due to lower gross dealer concessions earned on Allstate agents’ sales of non-proprietary fixed and variable annuities.
Contract benefits increased 10.2% or $22 million in the second quarter of 2020 and increased 4.7% or $20 million in the first six months of 2020 compared to the same periods of 2019, primarily due to higher claim experience related to Coronavirus on both interest-sensitive and traditional life insurance. Estimated Coronavirus claims, net of reinsurance and reserve releases, totaled $25 million and $26 million in the second quarter and first six months of 2020, respectively.
Benefit spread reflects our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread decreased 17.2% to $53 million in the second quarter of 2020 and decreased 8.3% to $122 million in the first six months of 2020 compared to the same periods in 2019, primarily due to higher claim experience on both interest-sensitive and traditional life insurance, partially offset by growth in traditional life premiums.
Interest credited to contractholder funds increased 62.9% or $44 million in the second quarter of 2020 and increased 19.7% or $28 million in the first six months of 2020 compared to the same periods of 2019. Valuation changes on derivatives embedded in equity-indexed universal life contracts that are not hedged increased interest credited to contractholder funds by $43 million and $29 million in the second quarter and first six months of 2020 compared to zero in both of the same periods of 2019. These valuation changes are primarily driven by changes in interest rates.
Investment spread reflects the difference between net investment income and interest credited to contractholder funds (“investment spread”) and is used to analyze the impact of net investment income and interest credited to contractholder funds on net income.

Investment spread
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Investment spread before valuation changes on embedded derivatives not hedged	$52	$55	$110	$110
Valuation changes on derivatives embedded in equity-indexed universal life contracts that are not hedged	(43)	—	(29)	—
Total investment spread	$9	$55	$81	$110
Investment spread before valuation changes on embedded derivatives not hedged decreased 5.5% or $3 million in the second quarter of 2020 compared to the same period of 2019, primarily due to lower net investment income. Investment spread before valuation changes on embedded derivatives not hedged in the first six months of 2020 was comparable to the first six months of 2019.

Amortization of DAC decreased 86.2% or $25 million in the second quarter of 2020 and decreased 33.3% or $19 million in the first six months of 2020 compared to the same periods of 2019, primarily due to lower gross profits on interest-sensitive life insurance from lower benefit spread.

84 www.allstate.com

Allstate Life Segment Results

Components of amortization of DAC
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$18	$27	$48	$53
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	(14)	2	(10)	4
Amortization acceleration for changes in assumptions (‘‘DAC unlocking’’)	—	—	—	—
Total amortization of DAC	$4	$29	$38	$57

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Operating costs and expenses decreased 17.6% or $16 million in the second quarter of 2020 and decreased 12.6% or $23 million in the first six months of 2020 compared to the same periods of 2019, primarily due to lower employee-related expenses and lower commissions on non-proprietary product sales.
Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
($ in millions)	June 30, 2020	December 31, 2019
Traditional life insurance	$2,609	$2,612
Accident and health insurance	120	124
Reserve for life-contingent contract benefits	$2,729	$2,736
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Change in contractholder funds
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Contractholder funds, beginning balance	$7,754	$7,686	$7,805	$7,656

Deposits	229	242	460	476

Interest credited	114	70	170	142

Benefits, withdrawals and other adjustments
Benefits	(51)	(63)	(114)	(124)
Surrenders and partial withdrawals	(46)	(63)	(117)	(133)
Contract charges	(175)	(174)	(350)	(350)
Net transfers from separate accounts	—	4	2	6
Other adjustments (1)	32	9	1	38
Total benefits, withdrawals and other adjustments	(240)	(287)	(578)	(563)
Contractholder funds, ending balance	$7,857	$7,711	$7,857	$7,711

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

Second Quarter 2020 Form 10-Q 85

Segment Results Allstate Benefits

Allstate Benefits Segment

Summarized financial information
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Revenues
Premiums and contract charges	$263	$284	$545	$572
Net investment income	20	21	40	40
Realized capital gains (losses)	11	2	(3)	6
Total revenues	294	307	582	618

Costs and expenses
Contract benefits	(123)	(143)	(264)	(288)
Interest credited to contractholder funds	(9)	(8)	(18)	(17)
Amortization of DAC	(35)	(35)	(80)	(78)
Operating costs and expenses	(110)	(71)	(185)	(142)
Restructuring and related charges	(1)	—	(1)	—
Total costs and expenses	(278)	(257)	(548)	(525)

Income tax expense	(4)	(11)	(8)	(20)
Net income applicable to common shareholders	$12	$39	$26	$73

Adjusted net income	$5	$37	$29	$68
Realized capital gains (losses), after-tax	7	2	(3)	5
Net income applicable to common shareholders	$12	$39	$26	$73

Benefit ratio (1)	46.8	50.4	48.4	50.3

Operating expense ratio (2)	41.8	25.0	33.9	24.8

Reserve for life-contingent contract benefits as of June 30			$1,035	$1,010

Contractholder funds as of June 30			$886	$906

Policies in force as of June 30 (in thousands)			4,410	(3) 4,296

(1)	Benefit ratio is calculated as contract benefits divided by premiums and contract charges.

(2)	Operating expense ratio is calculated as operating costs and expenses divided by premiums and contract charges.

(3)
Includes approximately 220 thousand policies that we estimate will lapse, after the extended grace periods expire in the third quarter of 2020, primarily due to Coronavirus-related layoffs and furloughs.

Net income applicable to common shareholders decreased 69.2% or $27 million in the second quarter of 2020 and decreased 64.4% or $47 million in the first six months of 2020 compared to the same periods of 2019.
Adjusted net income decreased 86.5% or $32 million in the second quarter of 2020 and decreased 57.4% or $39 million in the first six months of 2020 compared to the same periods of 2019, primarily due to higher operating costs and expenses driven by a $41 million, pre-tax, write-off of capitalized software costs associated with a billing system.

Premiums and contract charges decreased 7.4% or $21 million in the second quarter of 2020 and decreased 4.7% or $27 million in the first six months of 2020 compared to the same periods of 2019, primarily due to decreases in disability products, driven by the non-renewal of a large underperforming account in the fourth quarter of 2019 and decreased premium collections due to Coronavirus-related layoffs and furloughs.

86 www.allstate.com

Allstate Benefits Segment Results

Premiums and contract charges by product
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Life	$38	$38	$76	$76
Accident	69	74	142	150
Critical illness	115	120	237	242
Short-term disability	17	27	37	53
Other health	24	25	53	51
Premiums and contract charges	$263	$284	$545	$572
Contract benefits decreased 14.0% or $20 million in the second quarter of 2020 and decreased 8.3% or $24 million in the first six months of 2020 compared to the same periods of 2019, primarily due to lower reported claim experience on health, critical illness and disability products, likely reflecting shelter-in-place orders, deferral of non-essential medical procedures and the non-renewal of a large underperforming account in the fourth quarter of 2019, partially offset by higher mortality experience on life products from the Coronavirus.

Benefit ratio decreased to 46.8 and 48.4 in the second quarter and the first six months of 2020, respectively, compared to 50.4 and 50.3 in the same periods of 2019, primarily due to lower reported claim experience on critical illness and other health products likely reflecting shelter-in-place orders and deferral of non-essential medical procedures, partially offset by higher mortality experience on life products from the Coronavirus.

Operating costs and expenses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Non-deferrable commissions	$25	$26	$51	$52
General and administrative expenses	85	45	134	90
Total operating costs and expenses	$110	$71	$185	$142
Operating costs and expenses increased 54.9% or $39 million in the second quarter of 2020 and increased 30.3% or $43 million in the first six months of 2020 compared to the same periods of 2019, primarily due to a $41 million, pre-tax, write-off of capitalized software costs associated with a billing system.

Operating expense ratio increased to 41.8 and 33.9 in the second quarter and the first six months of 2020, respectively, compared to 25.0 and 24.8 in the same periods of 2019, primarily due to a $41 million, pre-tax, write-off of capitalized software costs associated with a billing system.
Analysis of reserves

Reserve for life-contingent contract benefits
($ in millions)	June 30, 2020	December 31, 2019
Traditional life insurance	$292	$285
Accident and health insurance	743	749
Reserve for life-contingent contract benefits	$1,035	$1,034

Second Quarter 2020 Form 10-Q 87

Segment Results Allstate Annuities

Allstate Annuities Segment

Summarized financial information
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Revenues
Contract charges	$2	$4	$4	$7
Net investment income	66	296	113	486
Realized capital gains (losses)	245	48	(24)	204
Total revenues	313	348	93	697

Costs and expenses
Contract benefits	(136)	(152)	(284)	(290)
Interest credited to contractholder funds	(77)	(78)	(144)	(159)
Amortization of DAC	(1)	(1)	(3)	(3)
Operating costs and expenses	(7)	(8)	(13)	(15)
Total costs and expenses	(221)	(239)	(444)	(467)

Gain on disposition of operations	1	2	2	3
Income tax (expense) benefit	(15)	(23)	78	(48)
Net income (loss) applicable to common shareholders	$78	$88	$(271)	$185

Adjusted net (loss) income	$(111)	$52	$(250)	$27
Realized capital gains (losses), after-tax	194	37	(19)	161
Valuation changes on embedded derivatives not hedged, after-tax	(6)	(2)	(4)	(5)
Gain on disposition of operations, after-tax	1	1	2	2
Net income (loss) applicable to common shareholders	$78	$88	$(271)	$185

Reserve for life-contingent contract benefits as of June 30			$8,707	$8,607

Contractholder funds as of June 30			$8,653	$9,347

Policies in force as of June 30 (in thousands)
Deferred annuities			109	120
Immediate annuities			76	81
Total			185	201
Net income applicable to common shareholders decreased 11.4% or $10 million in the second quarter of 2020 compared to the second quarter of 2019. Net loss applicable to common shareholders was $271 million in the first six months of 2020 compared to net income of $185 million in the same period of 2019.
Adjusted net loss was $111 million in the second quarter of 2020 and $250 million in the first six months of 2020 compared to adjusted net income of $52 million in the second quarter of 2019 and $27 million in the first six months of 2019, primarily due to lower net investment income.
Net investment income decreased 77.7% or $230 million in the second quarter of 2020 and decreased 76.7% or $373 million in the first six months of 2020 compared to the same periods of 2019, primarily due to lower performance-based investment results, mainly from limited partnerships, lower interest-bearing investment yields and lower average investment balances.

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
Net realized capital gains in the second quarter of 2020 primarily related to increased valuation of equity investments. Net realized capital losses in the first six months of 2020 primarily related to decreased valuation of equity investments.
Net realized capital gains in both the second quarter and the first six months of 2019 primarily related to increased valuation of equity investments and gains on sales of fixed income securities.

88 www.allstate.com

Allstate Annuities Segment Results

Contract benefits decreased 10.5% or $16 million in the second quarter of 2020 compared to the second quarter of 2019, primarily due to immediate annuity mortality experience that was favorable in comparison to the prior year period. Contract benefits decreased 2.1% or $6 million in the first six months of 2020 compared to the same period of 2019, primarily due to lower implied interest on immediate annuities with life contingencies.
We periodically review the adequacy of reserves for immediate annuities with life contingencies using actual experience and current assumptions.  In the event actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, the establishment of a premium deficiency reserve is required.
Long-term investment yield assumptions are sensitive to changes in interest rates.  During the second quarter of 2020, our reviews concluded that no premium deficiency adjustments were necessary although immediate annuities with life contingencies had marginal sufficiency. During third quarter 2020, we will conduct our annual actuarial assumption review. As part of this process, we will evaluate long-term interest rate and other capital market assumptions as well as other items such as mortality and persistency expectations.
Benefit spread reflects our mortality results using the difference between contract charges earned and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies. This implied interest totaled $115 million and $233 million in the second quarter and first six months of 2020, respectively, compared to $119 million and $240 million in the same periods of 2019. Total benefit spread was $(20) million and $(48) million in the second quarter and first six months of 2020, respectively, compared to $(31) million and $(46) million in same periods of 2019.
Interest credited to contractholder funds decreased 1.3% or $1 million in the second quarter of 2020 and decreased 9.4% or $15 million in the first six months of 2020 compared to the same periods of 2019, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $8 million and $5 million in the second quarter and first six months of 2020, respectively, compared to an increase of $3 million and $6 million in the same periods of 2019. These valuation changes are primarily driven by changes in interest rates.
Investment spread reflects the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits and is used to analyze the impact of net investment income and interest credited to contractholders on net income.

Investment spread
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Investment spread before valuation changes on embedded derivatives not hedged	$(118)	$102	$(259)	$93
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(8)	(3)	(5)	(6)
Total investment spread	$(126)	$99	$(264)	$87
Investment spread before valuation changes on embedded derivatives not hedged decreased $220 million in the second quarter of 2020 and decreased $352 million in the first six months of 2020 compared to the same periods of 2019, primarily due to lower investment income, mainly from limited partnership interests, partially offset by lower interest credited to contractholder funds.

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

Second Quarter 2020 Form 10-Q 89

Segment Results Allstate Annuities

Analysis of investment spread
	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2020	2019	2020	2019	2020	2019
Deferred fixed annuities	3.9%	4.5%	2.7%	2.7%	1.2%	1.8%
Immediate fixed annuities with and without life contingencies	(0.2)	7.3	5.8	5.9	(6.0)	1.4

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2020	2019	2020	2019	2020	2019
Deferred fixed annuities	4.1%	4.3%	2.7%	2.7%	1.4%	1.6%
Immediate fixed annuities with and without life contingencies	(0.6)	5.4	5.8	5.9	(6.4)	(0.5)
Operating costs and expenses decreased 12.5% or $1 million in the second quarter of 2020 and decreased 13.3% or $2 million in the first six months of 2020 compared to the same periods of 2019, primarily due to lower technology and employee-related costs. In July 2020, we entered into an agreement to transition the servicing of annuities to a third-party administrator. The migration is expected to be completed by mid-2022.
Analysis of reserves and contractholder funds

Product liabilities
($ in millions)	June 30, 2020	December 31, 2019
Immediate fixed annuities with life contingencies:
Sub-standard structured settlements and group pension terminations (1)	$5,231	$5,085
Standard structured settlements and SPIA (2)	3,361	3,367
Other	115	78
Reserve for life-contingent contract benefits	$8,707	$8,530

Deferred fixed annuities	$6,225	$6,499
Immediate fixed annuities without life contingencies	2,260	2,346
Other	168	127
Contractholder funds	$8,653	$8,972

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

90 www.allstate.com

Allstate Annuities Segment Results

Changes in contractholder funds
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Contractholder funds, beginning balance	$8,773	$9,571	$8,972	$9,817

Deposits	6	4	10	9

Interest credited	76	78	143	158

Benefits, withdrawals and other adjustments
Benefits	(121)	(135)	(260)	(276)
Surrenders and partial withdrawals	(97)	(150)	(248)	(331)
Contract charges	(2)	(2)	(4)	(4)
Net transfers from separate accounts	—	—	—	(1)
Other adjustments (1)	18	(19)	40	(25)
Total benefits, withdrawals and other adjustments	(202)	(306)	(472)	(637)
Contractholder funds, ending balance	$8,653	$9,347	$8,653	$9,347

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

Contractholder funds decreased 1.4% and 3.6% in the second quarter and first six months of 2020, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities but still accept additional deposits on existing contracts.

Surrenders and partial withdrawals decreased 35.3% or $53 million in the second quarter of 2020 and decreased 25.1% or $83 million in the first six months of 2020 compared to the same periods of 2019.
The annualized surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of year contractholder funds, was 8.4% in the first six months of 2020 compared to 10.1% in the first six months of 2019.

Second Quarter 2020 Form 10-Q 91

Investments

Investments

Portfolio composition and strategy by reporting segment (1)
	June 30, 2020
($ in millions)	Property-Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other	Total
Fixed income securities (2)	$37,866	$1,549	$8,336	$1,383	$14,078	$1,236	$64,448
Equity securities (3)	2,093	132	172	73	1,402	340	4,212
Mortgage loans, net	604	—	1,797	201	2,172	—	4,774
Limited partnership interests	4,092	—	—	—	2,848	1	6,941
Short-term investments (4)	1,868	89	441	73	763	2,110	5,344
Other, net	1,648	—	1,326	299	643	2	3,918
Total	$48,171	$1,770	$12,072	$2,029	$21,906	$3,689	$89,637
Percent to total	53.7%	2.0%	13.5%	2.3%	24.4%	4.1%	100.0%

Market-based	$43,151	$1,770	$12,072	$2,029	$18,725	$3,687	$81,434
Performance-based	5,020	—	—	—	3,181	2	8,203
Total	$48,171	$1,770	$12,072	$2,029	$21,906	$3,689	$89,637

(1)	Balances reflect the elimination of related party investments between segments.

(2)
Fixed income securities are carried at fair value. Amortized cost, net for these securities was $36.19 billion, $1.46 billion, $7.52 billion, $1.28 billion, $12.91 billion, $1.18 billion and $60.53 billion for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in total, respectively.

(3)
Equity securities are carried at fair value. The fair value of equity securities held as of June 30, 2020, was $395 million in excess of cost. These net gains were primarily concentrated in the technology, consumer goods and banking sectors. Equity securities include $1.36 billion of funds with underlying investments in fixed income securities as of June 30, 2020.

(4)	Short-term investments are carried at fair value.
Investments totaled $89.64 billion as of June 30, 2020, increasing from $88.36 billion as of December 31, 2019, primarily due to higher fixed income valuations and positive operating cash flows, partially offset by common share repurchases, dividends paid to shareholders, lower equity valuations and net reductions in contractholder funds.
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
Low interest rate environment  In June 2020, the Federal Open Market Committee (“FOMC”) maintained the target range for federal funds at 0 percent to 1/4 percent.  The FOMC noted that the ongoing public health crisis will weigh heavily on economic activity, employment and inflation in the near term and poses considerable risks to the economic outlook over the medium term. In light of these developments, the FOMC expects to maintain this target range until it is confident that the economy has stabilized and is on track to achieve its maximum employment and price stability goals.
Investing activity will continue to decrease our portfolio yield as long as market yields remain below the current portfolio yield. Any decline in market-based portfolio yield is expected to result in lower net investment income in future periods.
Interest-bearing investments are comprised of fixed income securities, mortgage loans, short-term investments and other investments, including bank and agent loans.
Coronavirus impacts Ongoing uncertainty related to the future path of the pandemic has and may continue to create market volatility that impacted the valuations, liquidity, prospects and risks of fixed income securities, equity securities and performance-based investments, primarily limited partnership interests, during the first six months of 2020.  Fixed income securities in certain sectors such as energy, automotive, retail, travel, lodging and airlines were more severely impacted than others in the first quarter of 2020 and some continue to recover slower from the economic downturn. Although fixed income and equity security values generally increased in the second quarter, future investment results will depend on developments, including the duration and spread of the outbreak, preventive measures to combat the spread of the virus, and capital market conditions, including the pace of economic recovery and effectiveness of the fiscal and monetary policy responses.

92 www.allstate.com

Investments

The ongoing impact of the Coronavirus on financial markets and the overall economy remain uncertain. Some of the restrictions implemented to contain the pandemic have been relaxed, but reduced economic activity, limits on large gatherings and events and higher unemployment continue. Additionally, there is no way of predicting with certainty how long the pandemic might last, including the potential for restrictions being restored or new restrictions being implemented that could result in further economic volatility.

Portfolio composition by investment strategy
	June 30, 2020
($ in millions)	Market-based	Performance-based	Total
Fixed income securities	$64,344	$104	$64,448
Equity securities	3,886	326	4,212
Mortgage loans, net	4,774	—	4,774
Limited partnership interests	254	6,687	6,941
Short-term investments	5,344	—	5,344
Other, net	2,832	1,086	3,918
Total	$81,434	$8,203	$89,637
Percent to total	90.8%	9.2%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$3,914	$—	$3,914
Limited partnership interests	—	(8)	(8)
Short-term investments	1	—	1
Other	(3)	—	(3)
Total	$3,912	$(8)	$3,904

Fixed income securities by type
	Fair value as of
($ in millions)	June 30, 2020	December 31, 2019
U.S. government and agencies	$3,519	$5,086
Municipal	9,285	8,620
Corporate	49,740	43,078
Foreign government	961	979
Asset-backed securities (“ABS”)	759	862
Mortgage-backed securities (“MBS”)	184	419
Total fixed income securities	$64,448	$59,044
Fixed income securities are rated by third-party credit rating agencies and/or are internally rated. As of June 30, 2020, 88.9% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

Second Quarter 2020 Form 10-Q 93

Investments

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	June 30, 2020
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$3,519	$207	$—	$—	$—	$—
Municipal	8,910	674	311	31	8	—
Corporate
Public	15,231	1,221	17,573	1,174	2,611	35
Privately placed	4,523	331	5,470	270	2,171	(3)
Total corporate	19,754	1,552	23,043	1,444	4,782	32
Foreign government	945	45	10	1	6	—
ABS	654	(7)	10	(3)	20	(4)
MBS	60	3	52	—	8	—
Total fixed income securities	$33,842	$2,474	$23,426	$1,473	$4,824	$28

	B		CCC and lower		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$3,519	$207
Municipal	11	—	45	1	9,285	706
Corporate
Public	542	(27)	54	(8)	36,011	2,395
Privately placed	1,380	(28)	185	(22)	13,729	548
Total corporate	1,922	(55)	239	(30)	49,740	2,943
Foreign government	—	—	—	—	961	46
ABS	13	(2)	62	(4)	759	(20)
MBS	4	—	60	29	184	32
Total fixed income securities	$1,950	$(57)	$406	$(4)	$64,448	$3,914
Municipal bonds, including tax-exempt and taxable securities, include general obligations of state and local issuers and revenue bonds.
Corporate bonds include publicly traded and privately placed securities. Privately placed securities primarily consist of corporate issued senior debt securities that are negotiated with the borrower or are in unregistered form.
ABS includes collateralized debt obligations, consumer and other ABS. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
MBS includes residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”). RMBS is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. CMBS investments are primarily traditional conduit transactions collateralized by commercial mortgage loans and typically are diversified across property types and geographical area.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification.

Types of properties collateralizing the mortgage loan portfolio
(% of mortgage loan portfolio carrying value)	June 30, 2020
Apartment complex	38.0%
Office buildings	22.1
Warehouse	15.1
Retail	12.5
Other	12.3
Total	100.0%
For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.

94 www.allstate.com

Investments

Limited partnership interests include $5.58 billion of interests in private equity funds, $1.11 billion of interests in real estate funds and $254 million of interests in other funds as of June 30, 2020. We have commitments to invest additional amounts in limited partnership interests totaling $2.73 billion as of June 30, 2020.

Private equity limited partnerships by sector
(% of carrying value)	June 30, 2020
Industrial	17.7%
Consumer staples	12.1
Utilities	10.7
Consumer discretionary	10.1
Information technology	9.7
Healthcare	9.1
Other	30.6
Total	100.0%

Real estate limited partnerships by sector
(% of carrying value)	June 30, 2020
Industrial	28.3%
Residential	26.7
Office	13.2
Other	31.8
Total	100.0%
Other investments include $986 million of direct investments in real estate as of June 30, 2020.

Direct real estate investments by sector
(% of carrying value)	June 30, 2020
Residential	42.8%
Industrial	16.1
Retail	14.2
Timber	10.5
Agriculture	9.8
Other	6.6
Total	100.0%

Unrealized net capital gains (losses)
	June 30,	December 31,
($ in millions)	2020	2019
U.S. government and agencies	$207	$115
Municipal	706	540
Corporate	2,943	1,988
Foreign government	46	11
ABS	(20)	2
MBS	32	95
Fixed income securities	3,914	2,751
Short-term investments	1	—
Derivatives	(3)	(3)
EMA limited partnerships	(8)	(4)
Unrealized net capital gains and losses, pre-tax	$3,904	$2,744

Gross unrealized gains (losses) on fixed income securities
	June 30,	December 31,
($ in millions)	2020	2019
Gross unrealized gains	$4,229	$2,847
Gross unrealized losses	(315)	(96)
Unrealized net capital gains and losses	$3,914	$2,751

Second Quarter 2020 Form 10-Q 95

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	June 30, 2020
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods
Cyclical
Gaming, lodging and leisure	$522	$14	$(13)	$523
Automotive	1,757	72	(6)	1,823
Retailers	1,168	114	(1)	1,281
Restaurants	485	38	(1)	522
Other	1,124	54	(12)	1,166
Total cyclical	5,056	292	(33)	5,315
Non-cyclical	7,962	576	(19)	8,519
Total consumer goods	13,018	868	(52)	13,834
Energy
Midstream	1,645	77	(25)	1,697
Independent/upstream	285	16	(23)	278
Integrated	501	49	—	550
Other	242	14	(3)	253
Total energy	2,673	156	(51)	2,778
Transportation
Airlines	331	1	(39)	293
Railroad and other	1,640	174	(8)	1,806
Total transportation	1,971	175	(47)	2,099
Financial services
Finance companies	569	10	(37)	542
Life insurance	957	54	(1)	1,010
Other	1,408	89	(3)	1,494
Total financial services	2,934	153	(41)	3,046
Banking	5,532	295	(24)	5,803
Capital goods	5,282	339	(20)	5,601
Basic industry	2,230	143	(14)	2,359
Utilities	5,986	569	(13)	6,542
Communications	3,308	263	(12)	3,559
Other	259	7	(6)	260
Technology	3,604	259	(4)	3,859
Total corporate fixed income portfolio	46,797	3,227	(284)	49,740
U.S. government and agencies	3,312	208	(1)	3,519
Municipal	8,579	712	(6)	9,285
Foreign government	915	46	—	961
ABS	779	4	(24)	759
MBS	152	32	—	184
Total fixed income securities	$60,534	$4,229	$(315)	$64,448

96 www.allstate.com

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	December 31, 2019
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods
Cyclical
Gaming, lodging and leisure	$596	$28	$—	$624
Automotive	1,463	42	(1)	1,504
Retailers	920	52	—	972
Restaurants	390	19	—	409
Other	1,056	49	(3)	1,102
Total cyclical	4,425	190	(4)	4,611
Non-cyclical	7,112	316	(1)	7,427
Total consumer goods	11,537	506	(5)	12,038
Energy
Midstream	1,570	77	(4)	1,643
Independent/upstream	422	19	(10)	431
Integrated	406	32	—	438
Other	237	11	—	248
Total energy	2,635	139	(14)	2,760
Transportation
Airlines	418	12	—	430
Railroad and other	1,613	120	—	1,733
Total transportation	2,031	132	—	2,163
Financial services
Finance companies	582	24	—	606
Life insurance	725	30	—	755
Other	1,169	53	(2)	1,220
Total financial services	2,476	107	(2)	2,581
Banking	4,610	143	(14)	4,739
Capital goods	4,945	229	(1)	5,173
Basic industry	1,897	114	(2)	2,009
Utilities	5,197	385	(6)	5,576
Communications	2,721	158	(2)	2,877
Other	276	10	—	286
Technology	2,765	112	(1)	2,876
Total corporate fixed income portfolio	41,090	2,035	(47)	43,078
U.S. government and agencies	4,971	141	(26)	5,086
Municipal	8,080	551	(11)	8,620
Foreign government	968	16	(5)	979
ABS	860	8	(6)	862
MBS	324	96	(1)	419
Total fixed income securities	$56,293	$2,847	$(96)	$59,044
In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Second Quarter 2020 Form 10-Q 97

Investments

Equity securities by sector
	June 30, 2020			December 31, 2019
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Capital goods	$168	$(18)	$150	$331	$91	$422
Energy	115	(8)	107	275	15	290
Utilities	56	4	60	116	38	154
Transportation	41	6	47	81	32	113
Basic industry	48	14	62	135	40	175
Other (1)	1,303	342	1,645	2,526	1,062	3,588
Funds
Bonds	1,339	21	1,360	1,727	62	1,789
Equities	747	34	781	1,377	254	1,631
Total funds	2,086	55	2,141	3,104	316	3,420
Total equity securities	$3,817	$395	$4,212	$6,568	$1,594	$8,162

(1)	Other is comprised of REITs, communications, financial services, banking, consumer goods and technology sectors.

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Fixed income securities	$531	$543	$1,056	$1,081
Equity securities	31	68	37	98
Mortgage loans	51	54	111	107
Limited partnership interests	(220)	254	(412)	263
Short-term investments	2	26	19	52
Other	62	67	125	130
Investment income, before expense	457	1,012	936	1,731
Investment expense (1) (2)	(48)	(70)	(106)	(141)
Net investment income	$409	$942	$830	$1,590

Market-based	655	733	1,330	1,428
Performance-based	(198)	279	(394)	303
Investment income, before expense	$457	$1,012	$936	$1,731

(1)
Investment expense includes $14 million and $20 million of investee level expenses in the second quarter of 2020 and 2019, respectively and $27 million and $40 million in the first six months of 2020 and 2019, respectively. Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments. Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Investment expense includes zero and $11 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the second quarter of 2020 and 2019, respectively, and $6 million and $22 million in the first six months of 2020 and 2019, respectively.

Net investment income decreased 56.6% or $533 million in the second quarter of 2020 and decreased 47.8% or $760 million in the first six months of 2020 compared to the same periods of 2019, primarily due to lower performance-based investment results, mainly from limited partnership interests, and a decline in market-based income due to lower interest-bearing portfolio yields.

98 www.allstate.com

Investments

Performance-based investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Limited partnerships
Private equity	$(213)	$216	$(412)	$211
Real estate	(7)	38	—	50
Performance-based - limited partnerships	(220)	254	(412)	261

Non-limited partnerships
Private equity	4	10	(17)	13
Real estate	18	15	35	29
Performance-based - non-limited partnerships	22	25	18	42

Total
Private equity	(209)	226	(429)	224
Real estate	11	53	35	79
Total performance-based income before investee level expenses	$(198)	$279	$(394)	$303

Investee level expenses (1)	(13)	(18)	(25)	(36)
Total performance-based income	$(211)	$261	$(419)	$267

(1)
Investee level expenses include asset level operating expenses reported in investment expense. Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

Performance-based investment income decreased $472 million and $686 million in the second quarter and the first six months of 2020, respectively, compared to the same periods of 2019, primarily due to lower valuations of private equity investments.
In consideration of intervening events in the first quarter of 2020, where information was available to enable updated estimates, we recognized declines in the value of limited partnership interests during the three months ended March 31, 2020. This included updating publicly traded investments held within limited partnerships to their March 31, 2020 values, which reduced income by $52 million. Additionally, $195 million of valuation increases reported in the fourth quarter 2019 partnership financial statements were excluded from income due to the equity market decline in March 2020.
In the second quarter of 2020, we re-established the one-quarter lag for performance-based investments. Due to the proactive actions taken in the first quarter of 2020, performance-based investment income was $240 million higher in the second quarter of 2020 as this amount of the decline in valuations was recognized in the first quarter of 2020.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Second Quarter 2020 Form 10-Q 99

Investments

Components of realized capital gains (losses) and the related tax effect
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Sales (1)	$179	$117	$567	$212
Credit losses (2)
Fixed income securities	(4)	(9)	(8)	(11)
Mortgage Loans	—	—	(41)	—
Limited partnership interests	(3)	(2)	(10)	(3)
Other investments	(3)	(4)	(30)	(15)
Total credit losses	(10)	(15)	(89)	(29)
Valuation of equity investments - appreciation (decline):
Equity securities	480	178	(270)	731
Limited partnerships (3)	37	22	(72)	96
Total valuation of equity investments	517	200	(342)	827
Valuation and settlements of derivative instruments	18	22	106	(24)
Realized capital gains (losses), pre-tax	704	324	242	986
Income tax expense	(150)	(68)	(54)	(206)
Realized capital gains (losses), after-tax	$554	$256	$188	$780

Market-based	690	287	197	892
Performance-based	14	37	45	94
Realized capital gains (losses), pre-tax	$704	$324	$242	$986

(1)	Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.

(3)	Relates to limited partnerships where the underlying assets are predominately public equity securities.
Realized capital gains in the second quarter of 2020 related primarily to increased valuation of equity investments and gains on sales of fixed income securities. Realized capital gains in the first six months of 2020 related primarily to gains on sales of fixed income securities, partially offset by lower valuation of equity investments in the first quarter.
Sales in the second quarter and the first six months of 2020 related primarily to fixed income securities in connection with ongoing portfolio management.
Valuation and settlements of derivative instruments in the second quarter of 2020 primarily comprised of gains on replication using credit default swaps and fixed income total return swaps, partially offset by losses on foreign currency contracts due to the weakening of the U.S. dollar. Valuation and settlements of derivative instruments in the first six months of 2020 primarily comprised of gains on interest rate futures used to increase asset duration, foreign currency contracts due to the strengthening of the U.S. dollar, and equity futures used for risk management due to a decrease in indices, partially offset by losses on interest rate futures used for risk management.

Realized capital gains (losses) for performance-based investments
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Sales (1)	$(8)	$31	$2	$60
Credit losses (2)	(5)	(2)	(13)	(3)
Valuation of equity investments	32	2	25	27
Valuation and settlements of derivative instruments	(5)	6	31	10
Total performance-based	$14	$37	$45	$94

(1)	Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.

Realized capital gains for performance-based investments in the second quarter of 2020, primarily related to increased valuation of equity investments. Realized capital gains for performance-based investments in the first six months of 2020, primarily related to valuation and settlements of derivative instruments.

100 www.allstate.com

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	June 30, 2020	December 31, 2019
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$24,358	$24,048
Accumulated other comprehensive income	2,628	1,950
Total shareholders’ equity	26,986	25,998
Debt	6,634	6,631
Total capital resources	$33,620	$32,629

Ratio of debt to shareholders’ equity	24.6%	25.5%
Ratio of debt to capital resources	19.7	20.3
Shareholders’ equity increased in the first six months of 2020, primarily due to net income and increased unrealized capital gains on investments, partially offset by common share repurchases, dividends paid to shareholders and redemption of preferred stock. In the six months ended June 30, 2020, we paid dividends of $331 million and $56 million related to our common and preferred shares, respectively.
Debt maturities $250 million of floating rate senior notes are scheduled to mature in March 2021. We do not have any scheduled debt maturities in 2020.

Debt maturities for each of the next five years and thereafter (excluding issuance costs)
($ in millions)
2020	$—
2021	250
2022	—
2023	750
2024	—
2025	—
Thereafter	5,691
Total long-term debt principal	$6,691
Common share repurchases As of June 30, 2020, there was $2.36 billion remaining on the $3.00 billion common share repurchase program that is expected to be completed by the end of 2021.
During the first six months of 2020, we repurchased 8.7 million common shares, or 2.7% of total common shares outstanding at December 31, 2019, for $902 million.
Common shareholder dividends On January 2, 2020 and April 1, 2020, we paid common shareholder dividends of $0.50 and $0.54, respectively. On May 19, 2020 and July 16, 2020, we declared a common shareholder dividend of $0.54 and $0.54 payable on July 1, 2020 and October 1, 2020, respectively.
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
In June 2020, A.M. Best affirmed The Allstate Corporation’s (the “Corporation’s”) debt and short-term issuer ratings of a and AMB-1+, respectively, and the insurance financial strength ratings of A+ for Allstate Insurance Company (“AIC”), Allstate Life Insurance Company (“ALIC”) and Allstate Assurance Company. The outlook for the ratings is stable.
In July 2020, S&P affirmed the Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength rating of AA- for AIC. The outlook for the ratings is stable. Effective June 25, 2020, we are no longer requesting a rating from S&P for ALIC, which was rated A+ with a stable outlook at the time of the withdrawal.
There have been no changes to our ratings from Moody’s since December 31, 2019.
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
The Corporation is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain subsidiaries, which include but are not limited to ALIC and AIC. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. ALIC and AIC each serve as a

Second Quarter 2020 Form 10-Q 101

Capital Resources and Liquidity

lender and borrower, certain other subsidiaries serve only as borrowers, and the Corporation serves only as a lender. AIC also has a capital support agreement with ALIC. Under the capital support agreement, AIC is committed to providing capital to ALIC to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.
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
Parent company capital capacity Parent holding company deployable assets totaled $3.63 billion as of June 30, 2020, primarily comprised of cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of June 30, 2020, we held $7.53 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would expect to be able to liquidate within one week.
Intercompany dividends were paid in the first six months of 2020 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”) and the Corporation.

Intercompany dividends
($ in millions)	June 30, 2020
AIC to AIH	$2,879
AIH to the Corporation	2,879
Based on the greater of 2019 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2020 is estimated at $3.73 billion, less dividends paid during the preceding twelve months measured at that point in time. As of June 30, 2020, we paid dividends of $2.88 billion and the remaining amount of $854 million will become available for payment throughout the remainder of the year.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of June 30, 2020, we satisfied all the requirements with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first six months of 2020, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.8% as of June 30, 2020. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2020.

•
The Corporation has access to the commercial paper market for short-term borrowings up to $1.00 billion. The combined total amount outstanding at any one point from commercial paper borrowings and the credit facility cannot exceed the amount that can be borrowed under the credit facility. As of June 30, 2020, there were no commercial paper borrowings outstanding.

•
The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2021. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 587 million shares of treasury stock as of June 30, 2020), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

102 www.allstate.com

Capital Resources and Liquidity

Liquidity exposure Contractholder funds were $17.40 billion as of June 30, 2020.

Contractholder funds by contractual withdrawal provisions
($ in millions)	June 30, 2020	Percent to total
Not subject to discretionary withdrawal	$2,651	15.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,852	27.9
Market value adjustments (2)	741	4.3
Subject to discretionary withdrawal without adjustments (3)	9,152	52.6
Total contractholder funds	$17,396	100.0%

(1)	Includes $1.70 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$318 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	90% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
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

The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 5.8% and 6.4% in the first six months of 2020 and 2019, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

Second Quarter 2020 Form 10-Q 103

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
Macro, Regulatory and Risk Environment (23) conditions in the global economy and capital and credit markets; (24) a large scale pandemic, such as the Novel Coronavirus Pandemic or COVID-19 and its impacts, or occurrence of terrorism or military actions; (25) the failure in cyber or other information security controls, or the occurrence of events unanticipated in our disaster recovery processes and business continuity planning; (26) changing climate and weather conditions; (27) restrictive regulations and regulatory reforms, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (28) losses from legal and regulatory actions; (29) changes in or the application of accounting standards; (30) loss of key vendor relationships or failure of a vendor to protect our data or confidential, proprietary and personal information; (31) our ability to attract, develop and retain key personnel, including availability and productivity of employees during the Coronavirus; and (32) misconduct or fraudulent acts by employees, agents and third parties.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

104 www.allstate.com

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
April 1, 2020 - April 30, 2020
Open Market Purchases	2,317,122	$97.60	2,294,746
May 1, 2020 - May 31, 2020
Open Market Purchases	1,111,422	$99.52	1,036,268
June 1, 2020 - June 30, 2020
Open Market Purchases	646,501	$98.59	643,525
Total	4,075,045	$98.28	3,974,539	$2.36	billion

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

April: 22,376
May: 75,154
June: 2,976

(2)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(3)	In February 2020, we announced the approval of a common share repurchase program for $3 billion, which is expected to be completed by the end of 2021.

Second Quarter 2020 Form 10-Q 105

Other Information Part II.

Item 6. Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of July 7, 2020, by and among the Registrant, Bluebird Acquisition Corp. and National General Holdings Corp. (certain schedules and exhibits to the Agreement and Plan of Merger are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit).	8-K	1-11840	2.1	July 8, 2020
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 4, 2020, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

106 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 4, 2020	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Second Quarter 2020 Form 10-Q 107