Form 10-Q
period 2020-09-30
ALLSTATE CORP
filed 2020-11-04
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 19, 2020, the registrant had 304,068,026 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
September 30, 2020

Condensed Consolidated Financial Statements

Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Property and casualty insurance premiums	$9,336	$9,094	$27,794	$26,882
Life premiums and contract charges	620	625	1,841	1,874
Other revenue	272	273	794	794
Net investment income	832	880	1,662	2,470
Realized capital gains (losses)	440	197	682	1,183
Total revenues	11,500	11,069	32,773	33,203

Costs and expenses
Property and casualty insurance claims and claims expense	6,072	6,051	16,635	18,227
Shelter-in-Place Payback expense	—	—	948	—
Life contract benefits	727	513	1,725	1,521
Interest credited to contractholder funds	150	169	482	487
Amortization of deferred policy acquisition costs	1,492	1,425	4,242	4,151
Operating costs and expenses	1,380	1,414	4,230	4,174
Pension and other postretirement remeasurement (gains) losses	(71)	225	320	365
Restructuring and related charges	200	—	219	27
Amortization of purchased intangibles	31	32	88	96
Impairment of purchased intangibles	—	—	—	55
Interest expense	78	80	238	245
Total costs and expenses	10,059	9,909	29,127	29,348

Gain on disposition of operations	1	—	3	3

Income from operations before income tax expense	1,442	1,160	3,649	3,858

Income tax expense	289	229	697	784

Net income	1,153	931	2,952	3,074

Preferred stock dividends	27	42	89	103

Net income applicable to common shareholders	$1,126	$889	$2,863	$2,971

Earnings per common share
Net income applicable to common shareholders per common share - Basic	$3.62	$2.71	$9.11	$8.98
Weighted average common shares - Basic	311.2	327.7	314.1	330.8
Net income applicable to common shareholders per common share - Diluted	$3.58	$2.67	$9.01	$8.85
Weighted average common shares - Diluted	314.1	333.0	317.9	335.7

See notes to condensed consolidated financial statements.

Third Quarter 2020 Form 10-Q 1

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$1,153	$931	$2,952	$3,074

Other comprehensive income, after-tax
Changes in:
Unrealized net capital gains and losses	142	369	857	2,025
Unrealized foreign currency translation adjustments	25	(10)	(5)	(1)
Unamortized pension and other postretirement prior service credit	38	(12)	31	(35)
Other comprehensive income, after-tax	205	347	883	1,989

Comprehensive income	$1,358	$1,278	$3,835	$5,063

See notes to condensed consolidated financial statements.

2 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	September 30, 2020	December 31, 2019
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $62,267 and $56,293)	$66,551	$59,044
Equity securities, at fair value (cost $3,867 and $6,568)	4,395	8,162
Mortgage loans, net	4,655	4,817
Limited partnership interests	7,232	8,078
Short-term, at fair value (amortized cost $4,559 and $4,256)	4,559	4,256
Other, net	3,805	4,005
Total investments	91,197	88,362
Cash	370	338
Premium installment receivables, net	6,609	6,472
Deferred policy acquisition costs	4,661	4,699
Reinsurance and indemnification recoverables, net	9,097	9,211
Accrued investment income	616	600
Property and equipment, net	1,076	1,145
Goodwill	2,544	2,545
Other assets, net	3,516	3,534
Separate Accounts	3,064	3,044
Total assets	$122,750	$119,950
Liabilities
Reserve for property and casualty insurance claims and claims expense	$27,987	$27,712
Reserve for life-contingent contract benefits	12,759	12,300
Contractholder funds	17,288	17,692
Unearned premiums	16,029	15,343
Claim payments outstanding	1,013	929
Deferred income taxes	905	1,154
Other liabilities and accrued expenses	9,807	9,147
Long-term debt	6,635	6,631
Separate Accounts	3,064	3,044
Total liabilities	95,487	93,952
Commitments and Contingent Liabilities (Note 12)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand and 92.5 thousand shares issued and outstanding, $2,025 and $2,313 aggregate liquidation preference	1,970	2,248
Common stock, $.01 par value, 3.0 billion shares authorized and 900 million issued, 304 million and 319 million shares outstanding	9	9
Additional capital paid-in	3,453	3,463
Retained income	50,336	48,074
Treasury stock, at cost (596 million and 581 million shares)	(31,338)	(29,746)
Accumulated other comprehensive income:
Unrealized net capital gains and losses on fixed income securities with credit losses	(1)	70
Other unrealized net capital gains and losses	3,373	2,094
Unrealized adjustment to DAC, DSI and insurance reserves	(628)	(277)
Total unrealized net capital gains and losses	2,744	1,887
Unrealized foreign currency translation adjustments	(64)	(59)
Unamortized pension and other postretirement prior service credit	153	122
Total accumulated other comprehensive income (“AOCI”)	2,833	1,950
Total shareholders’ equity	27,263	25,998
Total liabilities and shareholders’ equity	$122,750	$119,950

See notes to condensed consolidated financial statements.

Third Quarter 2020 Form 10-Q 3

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,970	1,930	2,248	1,930
Preferred stock issuance, net of issuance costs	—	1,122	—	1,122
Preferred stock redemption	—	—	(278)	—
Balance, end of period	1,970	3,052	1,970	3,052

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,541	3,477	3,463	3,310
Forward contract on accelerated share repurchase agreement	(113)	—	(38)	150
Equity incentive plans activity	25	34	28	51
Balance, end of period	3,453	3,511	3,453	3,511

Retained income
Balance, beginning of period	49,380	45,803	48,074	44,033
Cumulative effect of change in accounting principle	—	—	(88)	21
Net income	1,153	931	2,952	3,074
Dividends on common stock (declared per share of $0.54, $0.50, $1.62 and $1.50)	(170)	(165)	(513)	(498)
Dividends on preferred stock	(27)	(42)	(89)	(103)
Balance, end of period	50,336	46,527	50,336	46,527

Deferred ESOP expense	—	(3)	—	(3)

Treasury stock
Balance, beginning of period	(30,542)	(28,500)	(29,746)	(28,085)
Shares acquired	(798)	(609)	(1,700)	(1,107)
Shares reissued under equity incentive plans, net	2	46	108	129
Balance, end of period	(31,338)	(29,063)	(31,338)	(29,063)

Accumulated other comprehensive income
Balance, beginning of period	2,628	1,760	1,950	118
Change in unrealized net capital gains and losses	142	369	857	2,025
Change in unrealized foreign currency translation adjustments	25	(10)	(5)	(1)
Change in unamortized pension and other postretirement prior service credit	38	(12)	31	(35)
Balance, end of period	2,833	2,107	2,833	2,107
Total shareholders’ equity	$27,263	$26,140	$27,263	$26,140

See notes to condensed consolidated financial statements.

4 www.allstate.com

Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$2,952	$3,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	500	476
Realized capital (gains) losses	(682)	(1,183)
Pension and other postretirement remeasurement (gains) losses	320	365
Gain on disposition of operations	(3)	(3)
Interest credited to contractholder funds	482	487
Impairment of purchased intangibles	—	55
Changes in:
Policy benefits and other insurance reserves	(73)	29
Unearned premiums	710	813
Deferred policy acquisition costs	(55)	(66)
Premium installment receivables, net	(153)	(392)
Reinsurance recoverables, net	121	167
Income taxes	(617)	254
Other operating assets and liabilities	670	(181)
Net cash provided by operating activities	4,172	3,895
Cash flows from investing activities
Proceeds from sales
Fixed income securities	25,567	23,075
Equity securities	7,544	3,735
Limited partnership interests	991	557
Other investments	209	279
Investment collections
Fixed income securities	1,676	1,847
Mortgage loans	278	451
Other investments	158	203
Investment purchases
Fixed income securities	(31,743)	(23,536)
Equity securities	(3,882)	(6,080)
Limited partnership interests	(796)	(989)
Mortgage loans	(197)	(475)
Other investments	(299)	(548)
Change in short-term and other investments, net	(515)	(1,443)
Purchases of property and equipment, net	(235)	(293)
Acquisition of operations	1	(18)
Net cash used in investing activities	(1,243)	(3,235)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	491
Redemption and repayment of long-term debt	—	(317)
(Redemption) issuance of preferred stock	(288)	1,122
Contractholder fund deposits	749	751
Contractholder fund withdrawals	(1,151)	(1,278)
Dividends paid on common stock	(500)	(490)
Dividends paid on preferred stock	(82)	(92)
Treasury stock purchases	(1,737)	(936)
Shares reissued under equity incentive plans, net	54	98
Other	58	79
Net cash used in financing activities	(2,897)	(572)
Net increase in cash	32	88
Cash at beginning of period	338	499
Cash at end of period	$370	$587
See notes to condensed consolidated financial statements.

Third Quarter 2020 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of September 30, 2020 and for the three and nine month periods ended September 30, 2020 and 2019 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
Depending on its length and severity, the Coronavirus and the related containment actions may significantly affect the Company’s results of operations, financial condition and liquidity, including sales of new and retention of existing policies, driving behavior and auto frequency, shared economy demand, severity costs, life insurance mortality and hospital and outpatient claim costs, annuity reserves, investment valuations and returns and increases in bad debt and credit allowance exposure.
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
Changes to significant accounting policies
Measurement of credit losses The Company carries an allowance for expected credit losses for all financial assets measured at amortized cost and considers past events, current conditions, and reasonable and supportable forecasts and reports the financial assets on the Condensed Consolidated Statements of Financial Position at amortized cost, net of credit loss allowances (“amortized cost, net”). The

6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Company also carries a credit loss allowance for fixed income securities where applicable and, when amortized cost is reported, it is net of credit loss allowances. For additional information, refer to the Investments, Reinsurance recoverables, Indemnification recoverables and Premium installment receivable topics of this section.

The Company also estimates a credit loss allowance for commitments to fund mortgage loans, bank loans and agent loans unless they are unconditionally cancellable by the Company. The related allowance is reported in other liabilities and accrued expenses.

Allowance for credit losses
($ in millions)	September 30, 2020	June 30, 2020	March 31, 2020	January 1, 2020
Fixed income securities	$8	$7	$4	$—
Mortgage loans	85	86	85	45
Other investments
Bank loans	61	76	79	53
Agent loans	5	5	5	5
Investments	159	174	173	103
Premium installment receivables	153	139	96	91
Reinsurance recoverables	75	74	74	74
Other assets	22	23	18	18
Assets	409	410	361	286

Commitments to fund mortgage loans, bank loans and agent loans	2	3	4	3
Liabilities	2	3	4	3
Total	$411	$413	$365	$289

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
For life reinsurance recoverables, the Company uses a probability of default and loss given default model developed independently of the Company to estimate current expected credit losses. The life reinsurance recoverable evaluation utilizes factors including historical industry factors based on the

Third Quarter 2020 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

probability of liquidation, and incorporates current loss given default factors reflective of the industry.
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
Indemnification recoverables The Company participates in various indemnification programs, including industry pools and facilities, which are reimbursement mechanisms that assess participating insurers for expected insured claims, reimburse participating insurers for qualifying paid claims and permit participating insurers to recoup amounts assessed directly from insureds. The amounts reported as indemnification recoverables include amounts paid and due from indemnitors as well as estimates of amounts expected to be recovered from indemnitors on insurance liabilities that have been incurred but not yet paid. The design and function of these indemnification programs does not result in the retention of insurance or reinsurance risk by the indemnitor. Based on the Company’s evaluation of these programs on an individual basis, the establishment of credit loss allowances is not warranted at this time. The Company has not experienced any historical credit losses related to its indemnification programs. The Company continues to monitor these programs to determine whether any changes from historical experience have emerged or are expected to emerge or whether there have been any changes in the design or administration of the programs that would require establishment of credit loss allowances.
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

Rollforward of credit loss allowance for premium installment receivables
($ in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Beginning balance	$139	$91
Increase in the provision for credit losses	65	201
Write-off of uncollectible premium installment receivable amounts	(51)	(139)
Ending balance	$153	$153

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
All market risk benefit product features will be measured at fair value with changes in fair value recorded in net income with the exception of changes in the fair value attributable to changes in the reporting entity’s own credit risk, which are required to be recognized in OCI. Substantially all of the Company’s market risk benefits relate to variable annuities that are reinsured, and therefore these impacts are not expected to be material to the Company.
The new guidance is effective for financial statements issued for reporting periods beginning after December 15, 2021, thereby requiring restatement of prior periods presented. Early adoption is permitted. The FASB decided to defer the effective date to periods beginning after December 15, 2022 and require restatement of only one prior period if early adoption is elected. The FASB decision is final but pending publication. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or retrospectively using actual historical experience as of contract inception. The new guidance for market risk benefits is required to be adopted retrospectively.

The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI. The requirements of the new guidance represent a material change from existing GAAP, however, the underlying economics of the business and related cash flows are unchanged. The Company anticipates the financial statement impact of adopting the new guidance to be material, largely attributed to the impact of transitioning to a discount rate based on an upper-medium grade fixed income investment yield. The Company expects the most significant impacts will occur in the run-off annuity segment. The revised accounting for DAC will be applied prospectively using the new model and any DAC effects existing in AOCI as a result of applying existing GAAP at the date of adoption will be eliminated.
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

Third Quarter 2020 Form 10-Q 9

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$1,153	$931	$2,952	$3,074
Less: Preferred stock dividends	27	42	89	103
Net income applicable to common shareholders	$1,126	$889	$2,863	$2,971

Denominator:
Weighted average common shares outstanding	311.2	327.7	314.1	330.8
Effect of dilutive potential common shares:
Stock options	1.6	3.4	2.3	3.2
Restricted stock units (non-participating) and performance stock awards	1.3	1.9	1.5	1.7
Weighted average common and dilutive potential common shares outstanding	314.1	333.0	317.9	335.7

Earnings per common share - Basic	$3.62	$2.71	$9.11	$8.98
Earnings per common share - Diluted	3.58	2.67	9.01	8.85

Anti-dilutive options excluded from diluted earnings per common share	4.2	1.8	3.0	3.7

Note 3	Acquisitions
iCracked On February 12, 2019, the Company acquired iCracked Inc. (“iCracked”) which offers on-site, on-demand repair services for smartphones and tablets in North America, supporting Allstate Protection Plans' (formerly known as SquareTrade) operations. In conjunction with the iCracked acquisition, the Company recorded goodwill of $17 million.
National General On July 7, 2020, the Company entered into a definitive agreement to acquire National General Holdings Corp. (“National General”), an insurance holding company serving customers through independent agents for property and casualty and accident and health products for approximately $4 billion in cash.
On September 30, 2020, National General's shareholders voted to approve the definitive agreement. The transaction is expected to close in early 2021, subject to regulatory approvals and other customary closing conditions.

National General shareholders will receive $32.00 per share in cash from the Company, plus closing dividends expected to be $2.50 per share, providing $34.50 in total value per share. The Company originally announced it would fund the acquisition by deploying $2.2 billion in combined cash resources at the Company and National General and issuing $1.5 billion of new senior debt. The Company continues to assess the optimal acquisition funding mix, and as a result, the final allocation between cash and senior debt may change. The Company expects to continue executing its current $3.00 billion share repurchase program.
National General provides personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed property, supplemental health and other niche insurance products. Upon completion of the transaction, this acquisition will increase the Company’s market share in personal property-liability and expand its independent agent distribution. In December 2019, the Company announced the combination of the Allstate Independent Agency and Encompass organizations. These businesses will be integrated into National General over time.

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

Third Quarter 2020 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Property-Liability
Insurance premiums
Auto	$6,210	$6,080	$18,537	$18,045
Homeowners	2,073	1,997	6,164	5,890
Other personal lines	486	469	1,435	1,390
Commercial lines	183	236	560	645
Allstate Protection	8,952	8,782	26,696	25,970
Discontinued Lines and Coverages	—	—	—	—
Total Property-Liability insurance premiums	8,952	8,782	26,696	25,970
Other revenue	192	195	555	561
Net investment income	422	448	802	1,210
Realized capital gains (losses)	292	163	571	916
Total Property-Liability	9,858	9,588	28,624	28,657

Service Businesses
Consumer product protection plans	236	163	661	461
Roadside assistance	48	57	143	183
Finance and insurance products	100	92	294	268
Intersegment premiums and service fees (1)	36	44	109	110
Other revenue (2)	52	47	155	142
Net investment income	12	11	33	30
Realized capital gains (losses)	14	4	9	21
Total Service Businesses	498	418	1,404	1,215

Allstate Life
Traditional life insurance premiums	154	155	471	465
Accident and health insurance premiums	—	—	1	1
Interest-sensitive life insurance contract charges	176	176	530	535
Other revenue	28	31	84	91
Net investment income	123	128	374	380
Realized capital gains (losses)	9	5	(3)	1
Total Allstate Life	490	495	1,457	1,473

Allstate Benefits
Traditional life insurance premiums	12	12	33	31
Accident and health insurance premiums	235	250	704	746
Interest-sensitive life insurance contract charges	40	29	95	86
Net investment income	18	21	58	61
Realized capital gains (losses)	3	2	—	8
Total Allstate Benefits	308	314	890	932

Allstate Annuities
Fixed annuities contract charges	3	3	7	10
Net investment income	245	251	358	737
Realized capital gains (losses)	112	20	88	224
Total Allstate Annuities	360	274	453	971

Corporate and Other
Net investment income	12	21	37	52
Realized capital gains (losses)	10	3	17	13
Total Corporate and Other	22	24	54	65

Intersegment eliminations (1)	(36)	(44)	(109)	(110)
Consolidated revenues	$11,500	$11,069	$32,773	$33,203

(1)	Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside Services and are eliminated in the condensed consolidated financial statements.

(2)	Other revenue is primarily related to Allstate Identity Protection, Allstate Dealer Services, and Allstate Protection Plans.

12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Property-Liability
Allstate Protection	$888	$836	$3,143	$1,909
Discontinued Lines and Coverages	(135)	(99)	(141)	(105)
Total underwriting income	753	737	3,002	1,804
Net investment income	422	448	802	1,210
Income tax expense on operations	(240)	(236)	(752)	(617)
Realized capital gains (losses), after-tax	230	127	447	724
Property-Liability net income applicable to common shareholders	1,165	1,076	3,499	3,121

Service Businesses
Adjusted net income	40	8	115	35
Realized capital gains (losses), after-tax	11	4	7	17
Amortization of purchased intangibles, after-tax	(21)	(25)	(63)	(74)
Impairment of purchased intangibles, after-tax	—	—	—	(43)
Service Businesses net income (loss) applicable to common shareholders	30	(13)	59	(65)

Allstate Life
Adjusted net (loss) income	(14)	44	138	185
Realized capital gains (losses), after-tax	6	4	(3)	—
Valuation changes on embedded derivatives not hedged, after-tax	(1)	(9)	(24)	(9)
DAC and DSI amortization related to realized capital gains and losses, after-tax	(4)	1	4	(2)
Allstate Life net (loss) income applicable to common shareholders	(13)	40	115	174

Allstate Benefits
Adjusted net income	33	31	62	99
Realized capital gains (losses), after-tax	3	2	—	7
Allstate Benefits net income applicable to common shareholders	36	33	62	106

Allstate Annuities
Adjusted net income (loss)	37	16	(213)	43
Realized capital gains (losses), after-tax	89	16	70	177
Valuation changes on embedded derivatives not hedged, after-tax	1	(1)	(3)	(6)
Premium deficiency for immediate annuities, after-tax (1)	(178)	—	(178)	—
Gain on disposition of operations, after-tax	—	—	2	2
Allstate Annuities net (loss) income applicable to common shareholders	(51)	31	(322)	216

Corporate and Other
Adjusted net loss	(111)	(101)	(317)	(302)
Realized capital gains (losses), after-tax	7	2	13	10
Pension and other postretirement remeasurement gains (losses), after-tax	56	(179)	(253)	(289)
Curtailment gain, after-tax	7	—	7	—
Corporate and Other net loss applicable to common shareholders	(41)	(278)	(550)	(581)

Consolidated net income applicable to common shareholders	$1,126	$889	$2,863	$2,971

(1)
Contract benefits increased by $225 million, pre-tax, for premium deficiency on immediate annuities with life contingencies due to updated investment and actuarial assumptions in the third quarter of 2020.

Third Quarter 2020 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition

($ in millions)	September 30, 2020	December 31, 2019
Fixed income securities, at fair value	$66,551	$59,044
Equity securities, at fair value	4,395	8,162
Mortgage loans, net	4,655	4,817
Limited partnership interests	7,232	8,078
Short-term investments, at fair value	4,559	4,256
Other, net	3,805	4,005
Total	$91,197	$88,362

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
September 30, 2020
U.S. government and agencies	$2,737	$114	$(1)	$2,850
Municipal	8,948	769	(8)	9,709
Corporate	48,317	3,554	(194)	51,677
Foreign government	972	45	—	1,017
ABS	1,211	9	(14)	1,206
MBS	82	10	—	92
Total fixed income securities	$62,267	$4,501	$(217)	$66,551

December 31, 2019
U.S. government and agencies	$4,971	$141	$(26)	$5,086
Municipal	8,080	551	(11)	8,620
Corporate	41,090	2,035	(47)	43,078
Foreign government	968	16	(5)	979
ABS	860	8	(6)	862
MBS	324	96	(1)	419
Total fixed income securities	$56,293	$2,847	$(96)	$59,044

Scheduled maturities for fixed income securities
($ in millions)	September 30, 2020
	Amortized cost, net	Fair value
Due in one year or less	$3,288	$3,333
Due after one year through five years	25,165	26,373
Due after five years through ten years	21,960	23,717
Due after ten years	10,561	11,830
	60,974	65,253
ABS and MBS	1,293	1,298
Total	$62,267	$66,551

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed income securities	$541	$546	$1,597	$1,627
Equity securities	24	57	61	155
Mortgage loans	54	54	165	161
Limited partnership interests	200	197	(212)	460
Short-term investments	2	28	21	80
Other	59	66	184	196
Investment income, before expense	880	948	1,816	2,679
Investment expense	(48)	(68)	(154)	(209)
Net investment income	$832	$880	$1,662	$2,470

Realized capital gains (losses) by asset type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed income securities	$236	$147	$798	$290
Equity securities	202	40	(68)	771
Mortgage loans	1	—	(40)	—
Limited partnership interests	30	(18)	(53)	75
Derivatives	(34)	40	72	16
Other	5	(12)	(27)	31
Realized capital gains (losses)	$440	$197	$682	$1,183

Realized capital gains (losses) by transaction type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales	$233	$147	$800	$359
Credit losses (1)	10	(14)	(79)	(43)
Valuation of equity investments (2)	231	24	(111)	851
Valuation and settlements of derivative instruments	(34)	40	72	16
Realized capital gains (losses)	$440	$197	$682	$1,183

(1)	Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior period other-than-temporary impairment write-downs are now presented as credit losses.

(2)	Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross realized gains	$251	$168	$1,011	$409
Gross realized losses	(13)	(20)	(203)	(107)

The following table presents the net pre-tax appreciation (decline) recognized in net income of equity securities and limited partnership interests carried at fair value that are still held as of September 30, 2020 and 2019, respectively.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Equity securities	$184	$107	$116	$736
Limited partnership interests carried at fair value	128	49	20	109
Total	$312	$156	$136	$845

Third Quarter 2020 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income (1)
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Assets
Fixed income securities:
Municipal	$—	$—	$(3)	$—
Corporate	(1)	—	(2)	(7)
ABS	—	—	(2)	(3)
MBS	(1)	(1)	(3)	(2)
Total fixed income securities	(2)	(1)	(10)	(12)
Mortgage loans	1	—	(40)	—
Limited partnership interests	—	(1)	(10)	(4)
Other investments
Bank loans	10	(11)	(20)	(26)
Agent loans	—	(1)	—	(1)
Total credit losses by asset type	$9	$(14)	$(80)	$(43)

Liabilities
Commitments to fund commercial mortgage loans, bank loans and agent loans	1	—	1	—
Total	$10	$(14)	$(79)	$(43)

(1)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2020		Gains	Losses
Fixed income securities	$66,551	$4,501	$(217)	$4,284
Short-term investments	4,559	—	—	—
Derivative instruments	—	—	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships (1)				(4)
Unrealized net capital gains and losses, pre-tax				4,277
Amounts recognized for:
Insurance reserves (2)				(469)
DAC and DSI (3)				(326)
Amounts recognized				(795)
Deferred income taxes				(738)
Unrealized net capital gains and losses, after-tax				$2,744

December 31, 2019
Fixed income securities	$59,044	$2,847	$(96)	$2,751
Short-term investments	4,256	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships				(4)
Unrealized net capital gains and losses, pre-tax				2,744
Amounts recognized for:
Insurance reserves				(126)
DAC and DSI				(224)
Amounts recognized				(350)
Deferred income taxes				(507)
Unrealized net capital gains and losses, after-tax				$1,887

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

16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Change in unrealized net capital gains (losses)
($ in millions)	Nine months ended September 30, 2020
Fixed income securities	$1,533
Short-term investments	—
Derivative instruments	—
EMA limited partnerships	—
Total	1,533
Amounts recognized for:
Insurance reserves	(343)
DAC and DSI	(102)
Amounts recognized	(445)
Deferred income taxes	(231)
Increase in unrealized net capital gains and losses, after-tax	$857

Carrying value for limited partnership interests
($ in millions)	September 30, 2020			December 31, 2019
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$4,180	$1,648	$5,828	$4,463	$1,668	$6,131
Real estate	997	120	1,117	899	142	1,041
Other (1)	287	—	287	902	4	906
Total	$5,464	$1,768	$7,232	$6,264	$1,814	$8,078

(1)	Other consists of certain limited partnership interests where the underlying assets are predominately public equity securities.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of September 30, 2020 and December 31, 2019, the fair value of short-term investments totaled $4.56 billion and $4.26 billion, respectively.
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

Other investments by asset type
($ in millions)	September 30, 2020	December 31, 2019
Bank loans, net	$1,040	$1,204
Real estate	1,027	1,005
Policy loans	856	894
Agent loans, net	643	666
Derivatives and other	239	236
Total	$3,805	$4,005

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

Third Quarter 2020 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security is considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement.
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

When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $558 million as of September 30, 2020 and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
($ in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Beginning balance	$(7)	$—
Credit losses on securities for which credit losses not previously reported	(1)	(10)
Net increases related to credit losses previously reported	(1)	—
Reduction of allowance related to sales	1	2
Ending balance (1)	$(8)	$(8)

(1)	Allowance for fixed income securities as of September 30, 2020 comprised $3 million, $2 million, $2 million and $1 million of municipal bonds, corporate bonds, ABS and MBS, respectively.

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2020
Fixed income securities
U.S. government and agencies	17	$350	$(1)	—	$—	$—	$(1)
Municipal	246	511	(8)	—	—	—	(8)
Corporate	428	3,969	(155)	33	200	(39)	(194)
Foreign government	7	14	—	—	—	—	—
ABS	36	392	(7)	17	67	(7)	(14)
MBS	12	1	—	80	—	—	—
Total fixed income securities	746	$5,237	$(171)	130	$267	$(46)	$(217)
Investment grade fixed income securities	508	$3,485	$(63)	99	$119	$(20)	$(83)
Below investment grade fixed income securities	238	1,752	(108)	31	148	(26)	(134)
Total fixed income securities	746	$5,237	$(171)	130	$267	$(46)	$(217)

December 31, 2019
Fixed income securities
U.S. government and agencies	31	$1,713	$(26)	10	$26	$—	$(26)
Municipal	307	576	(9)	1	14	(2)	(11)
Corporate	186	1,392	(20)	65	485	(27)	(47)
Foreign government	55	412	(4)	6	102	(1)	(5)
ABS	36	193	(2)	23	160	(4)	(6)
MBS	27	15	—	123	14	(1)	(1)
Total fixed income securities	642	$4,301	$(61)	228	$801	$(35)	$(96)
Investment grade fixed income securities	581	$3,878	$(41)	185	$594	$(20)	$(61)
Below investment grade fixed income securities	61	423	(20)	43	207	(15)	(35)
Total fixed income securities	642	$4,301	$(61)	228	$801	$(35)	$(96)

Gross unrealized losses by unrealized loss position and credit quality as of September 30, 2020
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(66)	$(70)	$(136)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(17)	(64)	(81)
Total unrealized losses	$(83)	$(134)	$(217)

(1)	Below investment grade fixed income securities include $53 million that have been in an unrealized loss position for less than twelve months.

(2)	Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.

(3)	No below investment grade fixed income securities have been in an unrealized loss position for a period of twelve or more consecutive months.

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

Third Quarter 2020 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

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
As of September 30, 2020, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. As of September 30, 2020, accrued interest totaled $17 million, $4 million and $2 million for mortgage loans, bank loans and agent loans, respectively.
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

20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
($ in millions)	September 30, 2020							December 31, 2019
	2015 and prior	2016	2017	2018	2019	Current	Total	Total
Below 1.0	$42	$1	$33	$—	$—	$—	$76	$56
1.0 - 1.25	131	27	36	110	49	40	393	225
1.26 - 1.50	513	41	166	207	317	6	1,250	1,237
Above 1.50	1,201	476	317	368	516	143	3,021	3,302
Amortized cost before allowance	$1,887	$545	$552	$685	$882	$189	$4,740	$4,820
Allowance (1)							(85)	(3)
Amortized cost, net							$4,655	$4,817

(1)	Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior valuation allowance is now presented as an allowance for expected credit losses.
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of December 31, 2019 and September 30, 2020, which included short-term loan modifications executed in the second quarter of 2020 that granted temporary partial deferral of payments on $274 million of commercial mortgage loans related to impacts from the Coronavirus of which $7 million remain in effect as of September 30, 2020. Payments are expected to be recovered over a period of three to twelve months.

Rollforward of credit loss allowance for mortgage loans
($ in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Beginning balance	$(86)	$(3)
Cumulative effect of change in accounting principle	—	(42)
Net decreases (increases) related to credit losses	1	(40)
Ending balance	$(85)	$(85)

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

Bank loans amortized cost by credit rating and year of origination
($ in millions)	September 30, 2020
	2015 and prior	2016	2017	2018	2019	Current	Total
BBB	$—	$—	$9	$9	$14	$12	$44
BB	30	2	37	58	58	52	237
B	6	33	116	168	138	149	610
CCC and below	7	9	44	55	74	21	210
Amortized cost before allowance	43	44	206	290	284	234	1,101
Allowance							(61)
Amortized cost, net							$1,040

Third Quarter 2020 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Beginning balance	$(76)	$—
Cumulative effect of change in accounting principle	—	(53)
Net decreases (increases) related to credit losses	10	(20)
Reduction of allowance related to sales	5	7
Write-offs	—	5
Ending balance	$(61)	$(61)

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
As of September 30, 2020, 87% of agent loans balance represents the top three highest credit quality categories. The allowance for agent loans totaled $5 million as of September 30, 2020 and did not change from January 1, 2020.

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

Certain assets are not carried at fair value on a recurring basis, including mortgage loans, bank loans, agent loans and policy loans and are only included in the fair value hierarchy disclosure when the individual investment is reported at fair value.
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

Third Quarter 2020 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

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

Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of September 30, 2020, the Company has commitments to invest $388 million in these limited partnership interests.

24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	September 30, 2020
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$2,480	$370	$—		$2,850
Municipal	—	9,640	69		9,709
Corporate - public	—	37,118	136		37,254
Corporate - privately placed	—	14,304	119		14,423
Foreign government	—	1,017	—		1,017
ABS	—	1,124	82		1,206
MBS	—	61	31		92
Total fixed income securities	2,480	63,634	437		66,551
Equity securities	3,647	360	388		4,395
Short-term investments	4,207	322	30		4,559
Other investments: Free-standing derivatives	—	157	—	$(25)	132
Separate account assets	3,064	—	—		3,064
Other assets	1	—	—		1
Total recurring basis assets	13,399	64,473	855	(25)	78,702
Total assets at fair value	$13,399	$64,473	$855	$(25)	$78,702
% of total assets at fair value	17.0%	81.9%	1.1%	—%	100.0%

Investments reported at NAV					1,768
Total					$80,470

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(497)		$(497)
Other liabilities: Free-standing derivatives	—	(72)	—	$10	(62)
Total recurring basis liabilities	$—	$(72)	$(497)	$10	$(559)
% of total liabilities at fair value	—%	12.9%	88.9%	(1.8)%	100.0%
Third Quarter 2020 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	December 31, 2019
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$4,689	$397	$—		$5,086
Municipal	—	8,558	62		8,620
Corporate - public	—	30,819	61		30,880
Corporate - privately placed	—	12,084	114		12,198
Foreign government	—	979	—		979
ABS	—	797	65		862
MBS	—	379	40		419
Total fixed income securities	4,689	54,013	342		59,044
Equity securities	7,407	384	371		8,162
Short-term investments	1,940	2,291	25		4,256
Other investments: Free-standing derivatives	—	180	—	$(40)	140
Separate account assets	3,044	—	—		3,044
Other assets	1	—	—		1
Total recurring basis assets	17,081	56,868	738	(40)	74,647
Total assets at fair value	$17,081	$56,868	$738	$(40)	$74,647
% of total assets at fair value	22.9%	76.2%	1.0%	(0.1)%	100.0%

Investments reported at NAV					1,814
Total					$76,461
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(462)		$(462)
Other liabilities: Free-standing derivatives	—	(84)	—	$12	(72)
Total recurring basis liabilities	$—	$(84)	$(462)	$12	$(534)
% of total liabilities at fair value	—%	15.7%	86.5%	(2.2)%	100.0%

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2020
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(459)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.76%

December 31, 2019
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(430)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.67%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2020 and December 31, 2019, Level 3 fair value measurements of fixed income securities total $437 million and $342 million, respectively, and include $126 million and $50 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $34 million and $36 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.

26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2020
	Balance as of June 30, 2020	Total gains (losses) included in:		Transfers						Balance as of September 30, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$83	$—	$—	$20	$(32)	$—	$(2)	$—	$—	$69
Corporate - public	67	—	9	—	—	70	(10)	—	—	136
Corporate - privately placed	126	—	—	—	(39)	35	(2)	—	(1)	119
ABS	50	—	1	—	(3)	58	(24)	—	—	82
MBS	45	—	—	—	—	—	—	—	(14)	31
Total fixed income securities	371	—	10	20	(74)	163	(38)	—	(15)	437
Equity securities	393	2	—	—	(1)	3	(9)	—	—	388
Short-term investments	10	—	—	—	—	20	—	—	—	30
Total recurring Level 3 assets	774	2	10	20	(75)	186	(47)	—	(15)	855
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(488)	(6)	—	—	—	—	—	(10)	7	(497)
Total recurring Level 3 liabilities	$(488)	$(6)	$—	$—	$—	$—	$—	$(10)	$7	$(497)

Total Level 3 gains (losses) included in net income for the three months ended September 30, 2020
	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$(2)	$4	$8	$(14)	$(4)

Rollforward of Level 3 assets and liabilities held at fair value during the nine month period ended September 30, 2020
	Balance as of December 31, 2019	Total gains (losses) included in:		Transfers						Balance as of September 30, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$62	$1	$2	$20	$(10)	$—	$(4)	$—	$(2)	$69
Corporate - public	61	(2)	1	1	—	76	—	—	(1)	136
Corporate - privately placed	114	2	(6)	11	(32)	37	(6)	—	(1)	119
ABS	65	(1)	(1)	51	(49)	72	(28)	—	(27)	82
MBS	40	1	(1)	—	—	10	(4)	—	(15)	31
Total fixed income securities	342	1	(5)	83	(91)	195	(42)	—	(46)	437
Equity securities	371	(15)	—	—	—	42	(10)	—	—	388
Short-term investments	25	—	—	—	(25)	30	—	—	—	30
Total recurring Level 3 assets	738	(14)	(5)	83	(116)	267	(52)	—	(46)	855
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(462)	(27)	—	—	—	—	—	(25)	17	(497)
Total recurring Level 3 liabilities	$(462)	$(27)	$—	$—	$—	$—	$—	$(25)	$17	$(497)

Total Level 3 gains (losses) included in net income for the nine months ended September 30, 2020
	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$(24)	$10	$(6)	$(21)	$(41)

Third Quarter 2020 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2019
	Balance as of June 30, 2019	Total gains (losses) included in:		Transfers						Balance as of September 30, 2019
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$63	$—	$2	$—	$—	$—	$(1)	$—	$—	$64
Corporate - public	46	—	1	—	(7)	66	(2)	—	—	104
Corporate - privately placed	89	—	(1)	—	—	1	—	—	(2)	87
ABS	53	1	—	50	(35)	11	—	—	(2)	78
MBS	35	—	(1)	—	—	—	—	—	—	34
Total fixed income securities	286	1	1	50	(42)	78	(3)	—	(4)	367
Equity securities	319	11	—	—	—	55	—	—	—	385
Short-term investments	5	—	—	—	—	10	—	—	—	15
Free-standing derivatives, net	—	—	—	—	—	—	—	—	—	—
Total recurring Level 3 assets	610	12	1	50	(42)	143	(3)	—	(4)	767
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(437)	(14)	—	—	—	—	—	(9)	6	(454)
Total recurring Level 3 liabilities	$(437)	$(14)	$—	$—	$—	$—	$—	$(9)	$6	$(454)

Total Level 3 gains (losses) included in net income for the three months ended September 30, 2019
	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$5	$7	$(1)	$(13)	$(2)

Rollforward of Level 3 assets and liabilities held at fair value during the nine months period ended September 30, 2019
	Balance as of December 31, 2018	Total gains (losses) included in:		Transfers						Balance as of September 30, 2019
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$70	$—	$4	$—	$(5)	$—	$(4)	$—	$(1)	$64
Corporate - public	70	—	3	—	(47)	86	(7)	—	(1)	104
Corporate - privately placed	90	(1)	1	15	(2)	2	(13)	—	(5)	87
ABS	69	1	—	51	(150)	135	(22)	—	(6)	78
MBS	26	—	(1)	4	—	6	—	—	(1)	34
Total fixed income securities	325	—	7	70	(204)	229	(46)	—	(14)	367
Equity securities	341	49	—	—	—	77	(82)	—	—	385
Short-term investments	30	—	—	—	—	25	(40)	—	—	15
Free-standing derivatives, net	1	(1)	—	—	—	—	—	—	—	—
Total recurring Level 3 assets	697	48	7	70	(204)	331	(168)	—	(14)	767
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(224)	(54)	—	(175)	—	—	—	(9)	8	(454)
Total recurring Level 3 liabilities	$(224)	$(54)	$—	$(175)	$—	$—	$—	$(9)	$8	$(454)

Total Level 3 gains (losses) included in net income for the nine months ended September 30, 2019
	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$10	$38	$2	$(56)	$(6)

28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three and nine months ended September 30, 2020 and 2019 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers into Level 3 during 2019 also included derivatives embedded in equity-indexed universal life contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.

Transfers out of Level 3 during the three and nine months ended September 30, 2020 and 2019 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of September 30,
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Assets
Fixed income securities:
Municipal	$—	$—	$1	$—
Corporate	1	—	—	—
Total fixed income securities	1	—	1	—
Equity securities	$2	$11	$(16)	$25
Free-standing derivatives, net	—	—	—	(1)
Total recurring Level 3 assets	$3	$11	$(15)	$24
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(6)	$(14)	$(27)	$(54)
Total recurring Level 3 liabilities	(6)	(14)	(27)	(54)
Total included in net income	$(3)	$(3)	$(42)	$(30)

Components of net income
Net investment income	$(1)	$5	$(24)	$10
Realized capital gains (losses)	4	6	9	14
Life contract benefits	8	(1)	(6)	2
Interest credited to contractholder funds	(14)	(13)	(21)	(56)
Total included in net income	$(3)	$(3)	$(42)	$(30)

Assets
Municipal	$—		$2
Corporate - public	—		1
Corporate - privately placed	1		(4)
ABS	1		(1)
Changes in unrealized net capital gains and losses reported in OCI (1)	$2		$(2)

(1)	Effective January 1, 2020, the Company adopted the fair value accounting standard that prospectively requires the disclosure of valuation changes reported in OCI.

Third Quarter 2020 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Financial instruments not carried at fair value
($ in millions)		September 30, 2020		December 31, 2019
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$4,655	$4,966	$4,817	$5,012
Bank loans	Level 3	1,040	1,053	1,204	1,185
Agent loans	Level 3	643	643	666	664

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$7,940	$9,213	$8,438	$9,158
Long-term debt	Level 2	6,635	8,094	6,631	7,738
Liability for collateral	Level 2	1,521	1,521	1,829	1,829

(1)	Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 7	Derivative Financial Instruments
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

Third Quarter 2020 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of September 30, 2020
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$3	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	468	—	—	—
Equity and index contracts
Options	Other investments	n/a	2,829	126	126	—
Futures	Other assets	n/a	963	1	1	—
Total return index contracts
Total return swap agreements – equity index	Other investments	7	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	8	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	25	n/a	—	—	—
Credit default swaps – selling protection	Other investments	750	n/a	6	6	—
Subtotal		790	4,260	133	133	—
Total asset derivatives		$793	4,260	$133	$133	$—

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$32	n/a	$—	$—	$—
Futures	Other liabilities & accrued expenses	n/a	556	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	n/a	2,662	(60)	—	(60)
Futures	Other liabilities & accrued expenses	n/a	700	—	—	—
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	80	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	720	n/a	17	24	(7)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	133	n/a	(21)	—	(21)
Guaranteed withdrawal benefits	Contractholder funds	188	n/a	(17)	—	(17)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,784	n/a	(459)	—	(459)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	119	n/a	(4)	1	(5)
Credit default swaps – selling protection	Other liabilities & accrued expenses	9	n/a	—	—	—
Total liability derivatives		3,065	3,918	(544)	$25	$(569)
Total derivatives		$3,858	8,178	$(411)

(1)
Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2019
($ in millions, except number of contracts)		Volume
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$2	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	3,668	—	—	—
Equity and index contracts
Options	Other investments	n/a	5,539	140	140	—
Futures	Other assets	n/a	1,533	1	1	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	56	n/a	1	1	—
Credit default contracts
Credit default swaps – buying protection	Other investments	17	n/a	—	—	—
Subtotal		73	10,740	142	142	—
Total asset derivatives		$75	10,740	$142	$142	$—

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$34	n/a	$—	$—	$—
Futures	Other liabilities & accrued expenses	n/a	1,089	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	n/a	5,400	(68)	—	(68)
Futures	Other liabilities & accrued expenses	n/a	3	—	—	—
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	119	n/a	—	—	—
Total return swap agreements – equity index	Other liabilities & accrued expenses	187	n/a	11	11	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	745	n/a	19	28	(9)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	161	n/a	(18)	—	(18)
Guaranteed withdrawal benefits	Contractholder funds	205	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,791	n/a	(430)	—	(430)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	152	n/a	(7)	—	(7)
Credit default swaps – selling protection	Other liabilities & accrued expenses	9	n/a	—	—	—
Total liability derivatives		3,403	6,492	(507)	$39	$(546)
Total derivatives		$3,478	17,232	$(365)

Third Quarter 2020 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2020
Asset derivatives	$25	$(25)	$—	$—	$—	$—
Liability derivatives	(12)	25	(15)	(2)	—	(2)

December 31, 2019
Asset derivatives	$40	$(39)	$(1)	$—	$—	$—
Liability derivatives	(16)	39	(27)	(4)	—	(4)

(1)	All OTC derivatives are subject to enforceable master netting agreements.

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2020
Interest rate contracts	$—	$—	$—	$—	$—
Equity and index contracts	(10)	—	17	12	19
Embedded derivative financial instruments	—	8	(17)	—	(9)
Foreign currency contracts	(23)	—	—	—	(23)
Credit default contracts	(3)	—	—	—	(3)
Total return swaps - fixed income	2	—	—	—	2
Total return swaps - equity index	—	—	—	—	—
Total	$(34)	$8	$—	$12	$(14)

Nine months ended September 30, 2020
Interest rate contracts	$40	$—	$—	$—	$40
Equity and index contracts	20	—	(1)	(2)	17
Embedded derivative financial instruments	—	(6)	(29)	—	(35)
Foreign currency contracts	8	—	—	—	8
Credit default contracts	1	—	—	—	1
Total return swaps - fixed income	—	—	—	—	—
Total return swaps - equity index	3	—	—	—	3
Total	$72	$(6)	$(30)	$(2)	$34

Three months ended September 30, 2019
Interest rate contracts	$32	$—	$—	$—	$32
Equity and index contracts	(10)	—	4	(1)	(7)
Embedded derivative financial instruments	—	(1)	(16)	—	(17)
Foreign currency contracts	21	—	—	—	21
Credit default contracts	(1)	—	—	—	(1)
Total return swaps - fixed income	1	—	—	—	1
Total return swaps - equity index	(3)	—	—	—	(3)
Total	$40	$(1)	$(12)	$(1)	$26

Nine months ended September 30, 2019
Interest rate contracts	$58	$—	$—	$—	$58
Equity and index contracts	(98)	—	46	25	(27)
Embedded derivative financial instruments	—	2	(57)	—	(55)
Foreign currency contracts	31	—	—	—	31
Credit default contracts	(6)	—	—	—	(6)
Total return swaps - fixed income	11	—	—	—	11
Total return swaps - equity index	20	—	—	—	20
Total	$16	$2	$(11)	$25	$32

34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of September 30, 2020, counterparties pledged $19 million in collateral to the Company, and the Company pledged $4 million in cash and securities to counterparties which includes $4 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position.

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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	September 30, 2020				December 31, 2019
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	3	$347	$15	$—	6	$868	$29	$—
A	1	175	2	—	—	—	—	—
Total	4	$522	$17	$—	6	$868	$29	$—

(1)	Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of September 30, 2020, the Company pledged $63 million and received $5 million in the form of margin deposits.
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

($ in millions)	September 30, 2020	December 31, 2019
Gross liability fair value of contracts containing credit-risk-contingent features	$12	$16
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(8)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(4)	(3)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$2

Third Quarter 2020 Form 10-Q 35

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

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2020
Single name
Corporate debt	$—	$—	$—	$—	$9	$9	$—
Index
Corporate debt	6	12	156	492	84	750	6
Total	$6	$12	$156	$492	$93	$759	$6

December 31, 2019
Single name
Corporate debt	$—	$—	$—	$—	$9	$9	$—
Total	$—	$—	$—	$—	$9	$9	$—

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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns, it may need to apply actuarial judgment in the determination and selection of development factors to be more reflective of the new trends.  For example, the Coronavirus has had a significant impact on driving patterns and auto frequency that may lead to historical development trends being less predictive of future loss development. Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different

36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, the rate of distracted driving, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy and the effectiveness and efficiency of claim practices. The Company mitigates these effects through various loss management programs. When such changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves.
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
Allstate’s reserves for asbestos claims were $844 million and $810 million, net of recoverables of $396 million and $362 million, as of September 30, 2020 and December 31, 2019, respectively. Reserves for environmental claims were $210 million and $179 million, net of recoverables of $43 million and $40 million, as of September 30, 2020 and December 31, 2019, respectively.

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Nine months ended September 30,
($ in millions)	2020	2019
Balance as of January 1	$27,712	$27,423
Less recoverables (1)	(6,912)	(7,155)
Net balance as of January 1	20,800	20,268
Incurred claims and claims expense related to:
Current year	17,075	18,345
Prior years	(440)	(118)
Total incurred	16,635	18,227
Claims and claims expense paid related to:
Current year	(9,623)	(10,640)
Prior years	(6,714)	(6,872)
Total paid	(16,337)	(17,512)
Net balance as of September 30	21,098	20,983
Plus recoverables	6,889	7,093
Balance as of September 30	$27,987	$28,076

(1)	Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $2.39 billion and $2.26 billion in the nine months ended September 30, 2020 and 2019, respectively, net of recoverables.

Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Third Quarter 2020 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Nine months ended September 30,
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2020	2019	2020	2019	2020	2019
Auto	$(60)	$(302)	$(41)	$(9)	$(101)	$(311)
Homeowners	(19)	—	(421)	59	(440)	59
Other personal lines	(25)	13	(41)	4	(66)	17
Commercial lines	28	18	1	(1)	29	17
Discontinued Lines and Coverages (2)	139	103	—	—	139	103
Service Businesses	(1)	(3)	—	—	(1)	(3)
Total prior year reserve reestimates	$62	$(171)	$(502)	$53	$(440)	$(118)

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	The Company’s 2020 annual reserve review, using established industry and actuarial practices, resulted in unfavorable reestimates of $132 million.
In the third quarter of 2020, the Company recognized favorable prior year catastrophe reserve reestimates of $495 million, net of expenses and adjustments to reinsurance, related to two subrogation settlements, which is reflected as a reduction of claims and claims expense in the Condensed Consolidated Statement of Operations.
PG&E settlement On June 20, 2020, the United States Bankruptcy Court for the Northern District of California confirmed PG&E Corporation’s and Pacific Gas and Electric Company’s (together, "PG&E") Chapter 11 Plan of Reorganization. The Plan of Reorganization included an agreement to resolve insurance subrogation claims arising from the 2017 Northern California wildfires and the 2018 Camp Fire for $11 billion. Allstate was party to the agreement.

On July 1, 2020, PG&E emerged from Chapter 11 and funded the subrogation trust from which distributions will be made to the insurers. Insurers have five years from the effective date of the Plan of Reorganization to submit proof of paid losses to the trust prior to the final distribution.
Allstate recognized a favorable impact of $450 million. On July 24, 2020, the Company received an initial distribution from the trust representing approximately 80% of the expected recovery.
Southern California Edison settlement On September 14, 2020, Southern California Edison reached a $1.16 billion settlement agreement with insurance companies, resolving all insurance subrogation claims arising from the December 2017 Thomas and Koenigstein Wildfires and January 2018 Montecito Mudslides litigation.  Allstate was party to the agreement and recognized a favorable impact of $45 million.

38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 9	Reinsurance and indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and life premiums and contract charges
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Property and casualty insurance premiums earned	$(277)	$(289)	$(845)	$(836)
Life premiums and contract charges	(62)	(68)	(173)	(200)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense, life contract benefits and interest credited to contractholder funds
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Property and casualty insurance claims and claims expense (1) (2)	$128	$(216)	$(213)	$(465)
Life contract benefits	15	(74)	(121)	(92)
Interest credited to contractholder funds	(7)	(6)	(19)	(14)

(1)
In the three and nine months ended September 30, 2020, ceded claims and claims expense were reduced by approximately $330 million for amounts returned to reinsurers related to the PG&E subrogation recovery. See Note 8 for further information.

(2)
Includes $195 million and $205 million of ceded losses related to the Michigan Catastrophic Claims Association (“MCCA”) for the nine months ended September 30, 2020 and 2019, respectively. On May 30, 2019, the Governor of Michigan signed new legislation effective July 2, 2020 to reform Michigan’s no-fault auto insurance system, including implementing mandated rate reductions that correspond to the level of personal injury protection coverage chosen by insureds. At this time it is not possible for the Company to know the full impact the reform will have on its claims and claims expense reserves and corresponding MCCA indemnification recoverables as not all components of reform will be implemented until 2023. For more detail on these changes see the Form 10-K for the year ended December 31, 2019.

Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	September 30, 2020	December 31, 2019
Property and casualty
Paid and due from reinsurers and indemnitors	$94	$112
Unpaid losses estimated (including IBNR)	6,889	6,912
Total property and casualty	$6,983	$7,024

Annuities	1,309	1,305
Life insurance	718	794
Other	87	88
Total	$9,097	$9,211

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Property and casualty (1) (2)
Beginning balance	$(59)	$(60)
Decrease in the provision for credit losses	—	1
Ending balance	$(59)	$(59)

Annuities, life insurance and other
Beginning balance	$(15)	$(14)
Increase in the provision for credit losses	(1)	(2)
Ending balance	$(16)	$(16)

(1)	Primarily related to discontinued lines and coverages reinsurance ceded.

(2)	Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Third Quarter 2020 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Allstate Life - Scottish Re (U.S.), Inc. The Company had $62 million and $70 million of life reinsurance recoverables, net of an allowance for estimated uncollectible amounts, related to Scottish Re (U.S.), Inc. as of September 30, 2020 and December 31, 2019. On December 14, 2018, the Delaware Insurance Commissioner placed Scottish Re (U.S.), Inc. under regulatory supervision.  On March 6, 2019, the Chancery Court of the State of Delaware entered a Rehabilitation and Injunction Order in response to a petition filed by the Insurance Commissioner (the “Petition”).
The Company joined in a joint motion filed on behalf of several affected parties asking the court to allow a specified amount of offsetting claim payments and losses against premiums remitted to Scottish Re (U.S.), Inc. The Company also filed a separate motion related to the reimbursement of claim payments where Scottish Re (U.S.), Inc. is also acting as administrator. The Court has not yet ruled on either of these motions. In the interim, the Company and several other affected parties have been permitted to exercise certain setoff rights while the parties address any potential disputes. On June 30, 2020, pursuant to the Petition, Scottish Re (U.S.), Inc. submitted a proposed Plan of Rehabilitation (“Plan”) for consideration by the Court. On October 9, 2020, Scottish Re (U.S.), Inc. filed a proposed scheduling order that states it intends to file an amended Plan by March 1, 2021, with a hearing date to be determined on or after June 1, 2021. On October 23, 2020, an objection to the proposed Plan was filed based on an absence of a firm commitment from Scottish Re (U.S.), Inc. to produce timely responses to information requests. The Company continues to monitor Scottish Re (U.S.), Inc. for future developments and will reevaluate its allowance for uncollectible amounts as new information becomes available.

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
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $200 million and zero during the three months ended September 30, 2020 and 2019, respectively, and $219 million and $27 million during the nine months ended September 30, 2020 and 2019, respectively.

Restructuring expenses in 2020 are primarily due to a plan to optimize and simplify the Company’s operating model and cost structure as part of the previously announced multi-year Transformative Growth Plan. In connection with the plan, the Company expects to incur restructuring and related charges totaling approximately $290 million, with $198 million recorded in the third quarter of 2020, primarily in the Allstate Protection segment, and the remainder to be recognized in future quarters. The Company expects these actions will be completed in 2021.
Employee costs of this program include severance and employee benefits primarily impacting claims, sales, service and support functions. Exit costs reflect real estate costs primarily related to accelerated amortization of right of use assets and related leasehold improvements at facilities to be vacated.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2019	$14	$8	$22
Expense incurred	196	22	218
Adjustments to liability	5	(4)	1
Payments and non-cash charges	(38)	(24)	(62)
Restructuring liability as of September 30, 2020	$177	$2	$179

As of September 30, 2020, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $255 million for employee costs and $30 million for exit costs.

40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The aggregate liability balance related to all guarantees was not material as of September 30, 2020.
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

Third Quarter 2020 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $85 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
Due to the complexity and scope of the matters disclosed in the “Claims related proceedings” and

42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. There are two pending class actions, Pierce v. Allstate Insurance Company, et al. (Broward County, Fla. filed August 2013), the class settlement of which has received final approval, and Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla. filed January 2019), where the court denied class certification and the plaintiff has requested to file a renewed motion for class certification, as well as litigation involving individual plaintiffs. The Company is vigorously asserting both procedural and substantive defenses to lawsuits involving issues of unsettled Florida law.
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio filed March 2020); Ferguson-Luke et al. v. Allstate Property and Casualty Insurance Company (N.D. Ohio filed April 2020); Brasher v. Allstate Indemnity Company (N.D. Ala. filed February 2018); Huey v. Allstate Vehicle and Property Insurance Company (N.D. Miss. filed October 2019); Floyd, et al. v. Allstate Indemnity Company et al. (D.S.C. filed January 2020); Clark v. Allstate Vehicle and Property Insurance Company (Circuit Court of Independence Co., Ark. filed February 2016); Thaxton v. Allstate Indemnity Company (Madison Co., Ill. filed July 2020); Hester v. Allstate Vehicle and Property Insurance Company (St. Clair Co., Ill. filed June 2020). The trial court denied class certification in Brasher, and plaintiff has moved for reconsideration of this ruling. No classes have been certified in any of the other matters.

Other proceedings The stockholder derivative actions described below are disclosed pursuant to SEC disclosure requirements for these types of matters. The putative class action alleging violations of the federal securities laws is disclosed because it involves similar allegations to those made in the stockholder derivative actions.
Biefeldt / IBEW Consolidated Action. Two separately filed stockholder derivative actions have been consolidated into a single proceeding that is pending in the Circuit Court for Cook County, Illinois, Chancery Division. The original complaint in the first-filed of those actions, Biefeldt v. Wilson, et al., was filed on August 3, 2017, in that court by a plaintiff alleging that she is a stockholder of the Company. On June 29, 2018, the court granted defendants’ motion to dismiss that complaint for failure to make a pre-suit demand on the Allstate Board but granted plaintiff permission to file an amended complaint. The original complaint in IBEW Local No. 98 Pension Fund v. Wilson, et al., was filed on April 12, 2018, in the same court by another plaintiff alleging to be a stockholder of the Company. After the court issued its dismissal decision in the Biefeldt action, plaintiffs agreed to consolidate the two actions and filed a consolidated amended complaint naming as defendants the Company’s chairman, president and chief executive officer, its former president, and certain present or former members of the board of directors. In that complaint, plaintiffs allege that the directors and officer defendants breached their fiduciary duties to the Company in connection with allegedly material misstatements or omissions concerning the Company’s automobile insurance claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015. The factual allegations are substantially similar to those at issue in In re The Allstate Corp. Securities Litigation. Plaintiffs further allege that a senior officer and several outside directors engaged in stock option exercises allegedly while in possession of material nonpublic information. Plaintiffs seek, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. Defendants moved to dismiss the consolidated complaint on September 24, 2018 for failure to make a demand on the Allstate Board. On May 14, 2019, the court granted defendants’ motion to dismiss the complaint, but allowed plaintiffs leave to file a second consolidated amended complaint which they filed on September 17, 2019. Defendants moved to dismiss the complaint on November 1, 2019 for failure to make a demand on the Allstate Board. That motion is pending.
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

Third Quarter 2020 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

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
Mims v. Wilson, et al., is an additional stockholder derivative action filed on February 12, 2020 in the United States District Court for the Northern District of Illinois. Plaintiff alleges that she previously made a demand on the Allstate board of directors and seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former vice chairman, and certain present or former members of the board of directors. The complaint alleges breaches of fiduciary duty and unjust enrichment based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. On February 20, 2020, the Allstate board of directors appointed a special committee to investigate the allegations in plaintiff’s demand. The Company moved to dismiss the complaint on August 24, 2020 and briefing concluded on October 8, 2020.
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
Plaintiffs’ further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification. The court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative and on September 12, 2018, the amended complaint was filed. On March 26, 2019, the court granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. On April 9, 2019, defendants filed with the Seventh Circuit Court of Appeals a petition for permission to appeal this ruling pursuant to Federal Rule of Civil Procedure 23 (f) and the Court of Appeals granted that petition on April 25, 2019. On July 16, 2020, the Court of Appeals vacated the class certification order and remanded the matter for further consideration by the district court. Discovery in this matter concluded on October 5, 2020. The court will consider supplemental briefing on the issue of class certification; Allstate’s supplemental brief regarding class certification is due on October 28, 2020.

44 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 13	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Pension benefits
Service cost	$25	$30	$78	$86
Interest cost	49	58	161	185
Expected return on plan assets	(104)	(103)	(303)	(297)
Amortization of prior service credit	(14)	(14)	(42)	(42)
Curtailment loss	10	—	10	—
Costs and expenses	(34)	(29)	(96)	(68)
Remeasurement of projected benefit obligation	130	323	686	1,054
Remeasurement of plan assets	(202)	(136)	(391)	(752)
Remeasurement (gains) losses	(72)	187	295	302
Pension net (benefit) cost	$(106)	$158	$199	$234

Postretirement benefits
Service cost	$1	$2	$4	$6
Interest cost	2	4	8	11
Amortization of prior service credit	(1)	—	(3)	(2)
Curtailment gain	(8)	—	(8)	—
Costs and expenses	(6)	6	1	15
Remeasurement of projected benefit obligation	1	38	25	63
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	1	38	25	63
Postretirement net (benefit) cost	$(5)	$44	$26	$78

Pension and postretirement benefits
Costs and expenses	$(40)	$(23)	$(95)	$(53)
Remeasurement (gains) losses	(71)	225	320	365
Total net (benefit) cost	$(111)	$202	$225	$312

Differences between expected and actual returns on plan assets and changes in assumptions affect the Company’s pension and other postretirement obligations, plan assets and expenses.
Pension and other postretirement service cost, interest cost, expected return on plan assets, amortization of prior service credit and curtailment gains (losses) are reported in property and casualty insurance claims and claims expense, operating costs and expenses, net investment income and (if applicable) restructuring and related charges on the Condensed Consolidated Statement of Operations.

Pension and postretirement benefits remeasurement gains and losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$57	$237	$454	$730
Other assumptions	74	124	257	387
Remeasurement of plan assets (gains) losses	(202)	(136)	(391)	(752)
Remeasurement (gains) losses	$(71)	$225	$320	$365

Remeasurement gains for the third quarter of 2020 primarily related to favorable asset performance compared to the expected return on plan assets, partially offset by changes in actuarial assumptions and a decrease in the discount rate. Remeasurement losses for the first nine months of 2020 primarily related to a decrease in the discount rate and changes in actuarial assumptions, partially offset by favorable asset performance compared to the expected return on plan assets.
The weighted average discount rate used to measure the benefit obligation decreased to 2.65% at September 30, 2020 compared to 2.74% at June 30, 2020, 3.37% at March 31, 2020 and 3.31% at December 31, 2019 resulting in losses for the third quarter and first nine months of 2020.

Third Quarter 2020 Form 10-Q 45

Notes to Condensed Consolidated Financial Statements

Remeasurement losses for other assumptions in the third quarter of 2020 are primarily due to changes in the estimated percentage of employees taking lump sum distributions due to changes in the interest rate. Remeasurement losses for the first nine months of 2020 primarily related to a decrease in lump sum interest rates and changes in the estimated percentage of employees taking lump sum distributions.

For the third quarter of 2020, the actual return on plan assets was higher than the expected return due to tightening of credit spreads which increased the fair value of fixed income investments and improved public equity market performance. For the first nine months of 2020, the actual return on plan assets was higher than the expected return primarily due to a decline in interest rates.

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $46 million and $187 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of other investments for the nine months ended September 30, 2020 and 2019, respectively.
Non-cash financing activities include $56 million and $48 million related to the issuance of Allstate common shares for vested equity awards for the nine months ended September 30, 2020 and 2019, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $118 million and $115 million for the nine months ended September 30, 2020 and 2019, respectively. Non-cash operating activities include $47 million and $534 million related to right-of-use (“ROU”) assets obtained in exchange for lease obligations for the nine months ended September 30, 2020 and 2019, respectively. Non-cash operating activities related to ROU assets obtained in exchange for lease obligations for the nine months ended September 30, 2019 include the impact of $488 million related to the adoption of the accounting for leases standard.
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

($ in millions)	Nine months ended September 30,
	2020	2019
Net change in proceeds managed
Net change in fixed income securities	$—	$80
Net change in short-term investments	314	(709)
Operating cash flow provided (used)	$314	$(629)
Net change in cash	(6)	—
Net change in proceeds managed	$308	$(629)

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of period	$(1,829)	$(1,458)
Liabilities for collateral, end of period	(1,521)	(2,087)
Operating cash flow (used) provided	$(308)	$629

46 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 15	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$414	$(88)	$326	$603	$(127)	$476
Less: reclassification adjustment of realized capital gains and losses	233	(49)	184	136	(29)	107
Unrealized net capital gains and losses	181	(39)	142	467	(98)	369
Unrealized foreign currency translation adjustments	32	(7)	25	(12)	2	(10)
Unamortized pension and other postretirement prior service credit (1)	48	(10)	38	(15)	3	(12)
Other comprehensive income (loss)	$261	$(56)	$205	$440	$(93)	$347

	Nine months ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,777	$(376)	$1,401	$2,811	$(593)	$2,218
Less: reclassification adjustment of realized capital gains and losses	689	(145)	544	244	(51)	193
Unrealized net capital gains and losses	1,088	(231)	857	2,567	(542)	2,025
Unrealized foreign currency translation adjustments	(6)	1	(5)	(1)	—	(1)
Unamortized pension and other postretirement prior service credit (1)	40	(9)	31	(44)	9	(35)
Other comprehensive income (loss)	$1,122	$(239)	$883	$2,522	$(533)	$1,989

(1)	Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

Third Quarter 2020 Form 10-Q 47

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2020, the related condensed consolidated statements of operations, comprehensive income and shareholders’ equity for the three and nine month periods ended September 30, 2020 and 2019, and cash flows for the nine month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 4, 2020

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
We have been proactive in protecting the health and safety of our employees and agents, while delivering on our commitment to protect our customers, including the use of virtual tools to allow for safe claims handling. We executed business continuity plans, maximized work from home, developed exposure escalation protocols and a return to office framework.
Depending on its length and severity, the Coronavirus and the related containment actions may significantly affect our results of operations, financial condition and liquidity, including sales of new and retention of existing policies, driving behavior and auto frequency, shared economy demand, severity costs, life insurance mortality and hospital and outpatient claim costs, annuity reserves, investment valuations and returns and increases in bad debt and credit allowance exposure.
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
We have continued to support our customers during the Coronavirus pandemic as we:

•
Provided our Shelter-in-Place Payback of over $948 million to customers through June 30, 2020, as the significant decline in the number of auto accidents contributed favorably to our underwriting results

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
The following sections summarize the potential impacts of the Coronavirus on our operations, each of our segments and investments that may continue, emerge, evolve or accelerate into 2021. This list is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to the impacts of the Coronavirus on our third quarter and first nine months of 2020 results.

Third Quarter 2020 Form 10-Q 49

Allstate’s operations

•	Employee availability and productivity

•	Increased regulatory restrictions on profitability, rate actions or claim practices, potentially outside the scope of current policies

•	Availability and performance of third party vendors, including technology development, car or home repair and marketing programs

•	Cybersecurity risks related to remote workforce
Allstate Protection

•	Declines in auto new issued applications due to lower car sales and reductions in consumer shopping for insurance

•	Slower written premiums growth due to decreased consumer demand

•	Fewer filings for rate increases

•	Lower miles and usage in shared economy products

•	Lower auto accident frequency from reduced miles driven

•	More competitive new business pricing

•	Expanding the availability of our pay-per-mile insurance product, Milewise®

•	Increased auto claim severity due to more severe accidents or higher replacement parts inflation

•	Increased exposure to allowances for uncollectible receivables

•	Validity of statistical models given changes in underlying statistics such as auto frequency or investment projections

•	Agent availability and productivity
Service Businesses

•	Volatility in consumer spending and retail sales resulting from shelter-in-place orders and increasing unemployment

•	Reduced demand for Allstate Dealer Services products due to lower new and used car sales

•	Decline in claims in Allstate Dealer Services and Allstate Roadside Services due to lower miles driven

•	Decreased sales of Allstate Identity Protection products due to higher unemployment

•	Increased costs from Allstate Identity Protection providing free identity protection to consumers through the end of the year
Allstate Life

•	Higher death benefit costs

•	Decline in sales due to temporary underwriting restrictions placed on new business; agents will be able to offer coverage to customers outside the new guidelines through non-proprietary carriers

•	Statutory reserving requirements could be increased due to low interest rates, which could affect the amount of capital required to be maintained by our insurance companies

Allstate Benefits

•
Decreased sports related and accident injury claims and deferral of non-essential medical procedures, reducing accident, hospital and critical illness product exposure, partially offset by increased claim cost exposure for our life products

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

•	Negative impact on fixed income securities in certain sectors such as energy, automotive, retail, travel, lodging and airlines

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

50 www.allstate.com

Operating Priorities
To achieve our goals in 2020, we are focused on the following priorities:

• Better serve customers
• Grow customer base
• Achieve target returns on capital
• Proactively manage investments
• Build long-term growth platforms
Corporate Strategy
The Company’s strategy is to increase market share in personal property-liability and expand the protection offerings to customers.
Transformative Growth Plan (“TGP”) We have initiated a multi-year TGP to achieve our corporate strategy. The plan has three components: expand customer access, improve the customer value proposition and invest in marketing and technology.
To expand customer access, substantially all of Esurance and Allstate’s direct operations were combined in the third quarter of 2020. Historical results have been updated with Esurance and Allstate results combined. We continue to execute this plan as we manage through the impacts from the Coronavirus.
A key element to improving customer value is to lower costs to support more affordable prices. During the third quarter of 2020, we approved restructuring plans to optimize and simplify our operating model and cost structure. See Note 11 of the condensed consolidated financial statements for further information.
We also launched a new advertising campaign to support our strategy and are piloting new agency sales models.
Enhancing Strategic Position in the Independent Agent Channel On July 7, 2020, we announced a definitive agreement to acquire National General Holdings Corp. (“National General”), an insurance holding company serving customers through independent agents for property and casualty and accident and health products for approximately $4 billion in cash.
National General had $5.6 billion of gross written premiums in 2019 and provides personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed property, supplemental health and other insurance products. Auto insurance represents approximately 60% of premium with a significant presence in the non-standard auto market.
In December 2019, we announced the combination of the Allstate Independent Agency and Encompass organizations to gain efficiencies and expand our presence in the independent agency channel. Upon completion of the transaction, these businesses will be integrated into National General over time, which will generate cost synergies.
The transaction will increase our market share in personal property-liability by over one percentage point. It will significantly expand our distribution footprint, leading us to be a top five personal lines carrier in the independent agency distribution channel.
The transaction is expected to close in early 2021, subject to regulatory approvals and other customary closing conditions. See Note 3 of the condensed consolidated financial statements for further information.
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

Third Quarter 2020 Form 10-Q 51

Highlights

Consolidated net income
($ in millions)

Q1	Q2	Q3

Consolidated net income applicable to common shareholders increased 26.7% to $1.13 billion in the third quarter of 2020 compared to the same period of 2019 primarily due to pension and other postretirement gains in 2020 compared to losses in 2019, higher net realized capital gains and higher Allstate Protection premiums earned, partially offset by higher catastrophe losses, life and annuity contract benefits and restructuring charges related to the TGP.

Consolidated net income applicable to common shareholders decreased 3.6% to $2.86 billion in first nine months of 2020 compared to the same period of 2019 primarily due to Shelter-in-Place Payback, lower net investment income and lower net realized capital gains, partially offset by higher Allstate Protection underwriting income and higher Service Businesses adjusted net income.

For the twelve months ended September 30, 2020, return on common shareholders’ equity was 18.9%, an increase of 8.2 points from 10.7% for the twelve months ended September 30, 2019.

Total revenue
($ in millions)

Total revenue increased 3.9% to $11.50 billion in the third quarter of 2020 compared to the same period of 2019, driven by higher net realized capital gains and a 2.7% increase in property and casualty insurance premiums earned, partially offset by lower net investment income.
Total revenue decreased 1.3% to $32.77 billion in the first nine months of 2020 compared to the same period of 2019, driven by lower net investment income and lower realized capital gains, partially offset by a 3.4% increase in property and casualty insurance premiums earned.
Insurance premiums earned increased in Allstate brand and Service Businesses (Allstate Protection Plans and Allstate Dealer Services).

Net investment income
($ in millions)

Net investment income decreased 5.5% to $832 million in the third quarter of 2020 compared to the same period of 2019, primarily due to a decline in market-based income resulting from lower interest-bearing portfolio yields.

Net investment income decreased 32.7% to $1.66 billion in the first nine months of 2020 compared to the same period of 2019, primarily due to lower performance-based investment results, mainly from limited partnership interests, and a decline in market-based income due to lower interest-bearing portfolio yields.

52 www.allstate.com

Summarized financial results

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Revenues
Property and casualty insurance premiums	$9,336	$9,094	$27,794	$26,882
Life premiums and contract charges	620	625	1,841	1,874
Other revenue	272	273	794	794
Net investment income	832	880	1,662	2,470
Realized capital gains (losses)	440	197	682	1,183
Total revenues	11,500	11,069	32,773	33,203

Costs and expenses
Property and casualty insurance claims and claims expense	(6,072)	(6,051)	(16,635)	(18,227)
Shelter-in-Place Payback expense	—	—	(948)	—
Life contract benefits and interest credited to contractholder funds	(877)	(682)	(2,207)	(2,008)
Amortization of deferred policy acquisition costs	(1,492)	(1,425)	(4,242)	(4,151)
Operating, restructuring and interest expenses	(1,658)	(1,494)	(4,687)	(4,446)
Pension and other postretirement remeasurement gains (losses)	71	(225)	(320)	(365)
Amortization of purchased intangibles	(31)	(32)	(88)	(96)
Impairment of purchased intangibles	—	—	—	(55)
Total costs and expenses	(10,059)	(9,909)	(29,127)	(29,348)

Gain on disposition of operations	1	—	3	3
Income tax expense	(289)	(229)	(697)	(784)
Net income	1,153	931	2,952	3,074

Preferred stock dividends	(27)	(42)	(89)	(103)
Net income applicable to common shareholders	$1,126	$889	$2,863	$2,971
Segment highlights
Allstate Protection underwriting income was $888 million in the third quarter of 2020, an increase of $52 million from $836 million in the third quarter of 2019. The increase was primarily due to a decline in auto non-catastrophe losses, favorable catastrophe reserve reestimates in personal lines homeowners driven by subrogation settlements and increased premiums earned, partially offset by higher catastrophe losses and restructuring charges related to the TGP. Underwriting income totaled $3.14 billion in the first nine months of 2020, a $1.23 billion increase from $1.91 billion in the first nine months of 2019, primarily due to lower auto non-catastrophe losses, increased premiums earned and favorable catastrophe reserve reestimates in personal lines homeowners driven by subrogation settlements, partially offset by Shelter-in-Place Payback expense and higher catastrophe losses.
Catastrophe losses were $990 million and $2.39 billion in the third quarter and first nine months of 2020, respectively, compared to $510 million and $2.26 billion in the third quarter and first nine months of 2019, respectively.
Subrogation settlements Allstate recognized favorable prior year catastrophe reserve reestimates of $450 million and $45 million, pre-tax, net of expenses and adjustments to reinsurance, in the third quarter of 2020 related to the PG&E Corporation and Southern California Edison (together “subrogation settlements”), respectively. See Note 8 of the condensed consolidated financial statements for additional details.

Premiums written increased 0.9% to $9.40 billion in the third quarter of 2020 and 1.8% to $27.16 billion in the first nine months of 2020 compared to the same periods of 2019.
Service Businesses adjusted net income was $40 million in the third quarter of 2020 compared to $8 million in the third quarter of 2019. Adjusted net income was $115 million in the first nine months of 2020 compared to $35 million in the first nine months of 2019. The increase in both periods was primarily due to growth of Allstate Protection Plans and improved profitability at Allstate Roadside Services, partially offset by investments at Allstate Identity Protection.
Total revenues increased 19.1% to $498 million in the third quarter of 2020 and 15.6% to $1.40 billion in the first nine months of 2020, compared to the same periods of 2019, primarily due to Allstate Protection Plans’ growth through its U.S. retail and international channels partially offset by declines in revenue at Allstate Roadside Services.
Allstate Life adjusted net loss was $14 million in the third quarter of 2020 compared to adjusted net income of $44 million in the third quarter of 2019, primarily due to higher contract benefits and amortization of DAC related to our annual review of assumptions. Adjusted net income was $138 million in the first nine months of 2020 compared to $185 million in the first nine months of 2019. The decrease was primarily due to higher contract benefits, partially offset by lower operating costs and expenses.

Third Quarter 2020 Form 10-Q 53

Premiums and contract charges decreased 0.3% to $330 million in the third quarter of 2020 and increased 0.1% to $1.00 billion in the first nine months of 2020 compared to the same periods of 2019.
Allstate Benefits adjusted net income was $33 million in the third quarter of 2020 compared to $31 million in the third quarter of 2019. The increase was primarily due to lower contract benefits, partially offset by higher DAC amortization related to our annual review of assumptions. Adjusted net income was $62 million in the first nine months of 2020 compared to $99 million in the first nine months of 2019. The decrease was primarily due to higher operating costs and expenses driven by a $41 million, pre-tax, write-off of capitalized software costs associated with a billing system in the second quarter of 2020 and lower premiums, partially offset by lower contract benefits.
Premiums and contract charges decreased 1.4% to $287 million in the third quarter of 2020 and 3.6% to $832 million in the first nine months of 2020, compared to the same periods of 2019, primarily due to decreases in disability products and decreased premium collections due to Coronavirus-related layoffs and furloughs, partially offset by an increase in contract charges associated with the annual review of assumptions.
Allstate Annuities adjusted net income was $37 million in the third quarter of 2020 compared to $16 million in the third quarter of 2019 primarily due to lower contract benefits, partially offset by lower net investment income. Allstate Annuities adjusted net loss was $213 million in the first nine months of 2020 compared to adjusted net income of $43 million in the first nine months of 2019, primarily due to lower net investment income.
Net investment income decreased 2.4% to $245 million in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower interest-bearing investment yields. Net investment income decreased 51.4% to $358 million in the first nine months of 2020, compared to the same period of 2019, primarily due to lower performance-based investment results, lower interest-bearing investment yields and lower average investment balances.

Financial highlights
Investments totaled $91.20 billion as of September 30, 2020, increasing from $88.36 billion as of December 31, 2019.
Shareholders’ equity As of September 30, 2020, shareholders’ equity was $27.26 billion. This total included $2.83 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $82.39, an increase of 18.0% from $69.84 as of September 30, 2019, and an increase of 12.7% from $73.12 as of December 31, 2019.
Return on average common shareholders’ equity For the twelve months ended September 30, 2020, return on common shareholders’ equity was 18.9%, an increase of 8.2 points from 10.7% for the twelve months ended September 30, 2019. The increase was primarily due to higher net income applicable to common shareholders for the trailing twelve-month period ended September 30, 2020, partially offset by an increase in average common shareholders’ equity.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement gains of $71 million in the third quarter of 2020 primarily related to favorable asset performance compared to the expected return on plan assets, partially offset by changes in actuarial assumptions and a decrease in the discount rate. We recorded pension and other postretirement remeasurement losses of $320 million in the first nine months of 2020 primarily related to a decrease in the discount rate and changes in actuarial assumptions, partially offset by favorable asset performance compared to the expected return on plan assets. See Note 13 of the condensed consolidated financial statements for further information.
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

54 www.allstate.com

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

Third Quarter 2020 Form 10-Q 55

Property-Liability Operations

Summarized financial data
	Three months ended September 30,		Nine months ended September 30,
($ in millions, except ratios)	2020	2019	2020	2019
Premiums written	$9,395	$9,312	$27,159	$26,682

Revenues
Premiums earned	$8,952	$8,782	$26,696	$25,970
Other revenue	192	195	555	561
Net investment income	422	448	802	1,210
Realized capital gains (losses)	292	163	571	916
Total revenues	9,858	9,588	28,624	28,657

Costs and expenses
Claims and claims expense	(5,968)	(5,960)	(16,358)	(17,962)
Shelter-in-Place Payback expense (1)	—	—	(948)	—
Amortization of DAC	(1,158)	(1,167)	(3,474)	(3,494)
Operating costs and expenses (2)	(1,078)	(1,114)	(3,270)	(3,245)
Restructuring and related charges (3)	(187)	1	(199)	(26)
Total costs and expenses	(8,391)	(8,240)	(24,249)	(24,727)

Income tax expense	(302)	(272)	(876)	(809)
Net income applicable to common shareholders	$1,165	$1,076	$3,499	$3,121

Underwriting income	$753	$737	$3,002	$1,804
Net investment income	422	448	802	1,210
Income tax expense on operations	(240)	(236)	(752)	(617)
Realized capital gains (losses), after-tax	230	127	447	724
Net income applicable to common shareholders	$1,165	$1,076	$3,499	$3,121

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$1,497	$513	$2,889	$2,209
Catastrophe reserve reestimates (4) (5)	(507)	(3)	(502)	53
Total catastrophe losses	$990	$510	$2,387	$2,262

Non-catastrophe reserve reestimates (4)	70	(41)	63	(168)
Prior year reserve reestimates (4) (5)	(437)	(44)	(439)	(115)

GAAP operating ratios
Loss ratio	66.7	67.9	61.3	69.2
Expense ratio (6)	24.9	23.7	27.5	23.9
Combined ratio	91.6	91.6	88.8	93.1
Effect of catastrophe losses on combined ratio	11.1	5.8	8.9	8.7
Effect of prior year reserve reestimates on combined ratio	(4.9)	(0.5)	(1.6)	(0.4)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(5.7)	—	(1.9)	0.2
Effect of restructuring and related charges on combined ratio (3)	2.1	—	0.7	0.1
Effect of Shelter-in-Place Payback expense on combined and expense ratios	—	—	3.6	—
Effect of Discontinued Lines and Coverages on combined ratio	1.5	1.1	0.6	0.5

(1)
Auto and commercial lines customers received a Shelter-in-Place Payback due to the significant declines in the number of auto accidents caused by mandated stay-at-home orders, other pandemic containment actions and reduced economic activity.

(2)
As a result of the Coronavirus, we offered customers the Allstate Special Payment plan to provide more flexible payment options, including the option to delay payments, resulting in increased bad debt expense of $19 million and $66 million for the three and nine months ended September 30, 2020, respectively. This increase added 0.2 points to the expense ratio for both the third quarter and first nine months of 2020.

(3)	Restructuring and related charges for the third quarter and first nine months of 2020 primarily related to the TGP.

(4)	Favorable reserve reestimates are shown in parentheses.

(5)
2020 includes $495 million of favorable reserve reestimates related to the PG&E Corporation and Southern California Edison (together “subrogation settlements”), which primarily impacted homeowners. See Note 8 of the condensed consolidated financial statements for additional details.

(6)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

56 www.allstate.com

Property-Liability Operations

Net investment income decreased 5.8% or $26 million in the third quarter of 2020 compared to the third quarter of 2019, primarily due to a decline in market-based income resulting from lower interest-bearing portfolio yields. Net investment income decreased 33.7% or $408 million in the first nine months of 2020 compared to the same period of 2019, due to lower performance-based investment results, mainly from limited partnerships, and a decline in market-based income due to lower interest-bearing portfolio yields.

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Fixed income securities	$283	$272	$825	$796
Equity securities	14	44	36	116
Mortgage loans	6	4	18	12
Limited partnership interests	123	128	(71)	286
Short-term investments	1	13	12	44
Other	23	27	73	80
Investment income, before expense	450	488	893	1,334
Investment expense:
Investee level expenses (1)	(7)	(11)	(24)	(38)
Securities lending expense	—	(7)	(4)	(22)
Operating costs and expenses	(21)	(22)	(63)	(64)
Total investment expense	(28)	(40)	(91)	(124)
Net investment income	$422	$448	$802	$1,210

(1)	Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.
Realized capital gains and losses Net realized capital gains in the third quarter of 2020 primarily related to gains on sales of fixed income securities and increases in the valuation of equity investments. Net realized capital gains in the first nine months of 2020 primarily related to gains on sales of fixed income securities, partially offset by lower valuation of equity investments in the first quarter of 2020.

Realized capital gains (losses)
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales (1)	$205	$124	$721	$332
Credit losses (2)	7	(6)	(28)	(23)
Valuation of equity investments - appreciation (decline):
Equity securities	84	21	(90)	502
Equity fund investments in fixed income securities	12	6	(44)	36
Limited partnerships (3)	14	(14)	(50)	69
Total valuation of equity investments	110	13	(184)	607
Valuation and settlements of derivative instruments	(30)	32	62	—
Realized capital gains (losses), pre-tax	292	163	571	916
Income tax expense	(62)	(36)	(124)	(192)
Realized capital gains (losses), after-tax	$230	$127	$447	$724

(1)	Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.

(3)	Relates to limited partnerships where the underlying assets are predominately public equity securities.

Third Quarter 2020 Form 10-Q 57

Segment Results Allstate Protection

Allstate Protection Segment
As part of the TGP, Esurance results have been combined into the Allstate brand in the third quarter of 2020. Historical results have been updated to conform with this presentation. See MD&A Highlights section for further detail.

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Premiums written	$9,395	$9,312	$27,159	$26,682
Premiums earned	$8,952	$8,782	$26,696	$25,970
Other revenue	192	195	555	561
Claims and claims expense	(5,833)	(5,862)	(16,219)	(17,859)
Shelter-in-Place Payback expense	—	—	(948)	—
Amortization of DAC	(1,158)	(1,167)	(3,474)	(3,494)
Other costs and expenses	(1,078)	(1,113)	(3,268)	(3,243)
Restructuring and related charges	(187)	1	(199)	(26)
Underwriting income	$888	$836	$3,143	$1,909
Catastrophe losses	$990	$510	$2,387	$2,262

Underwriting income (loss) by line of business
Auto	$906	$421	$2,561	$1,332
Homeowners	(67)	349	375	403
Other personal lines (1)	42	50	175	130
Commercial lines	(14)	1	(20)	1
Other business lines (2)	19	16	49	45
Answer Financial	2	(1)	3	(2)
Underwriting income	$888	$836	$3,143	$1,909

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)
Other business lines primarily represent Ivantage, a general agency for Allstate exclusive agencies and reflects revenue and direct operating expenses of the business. Ivantage provides agencies a solution for their customers when coverage through Allstate brand underwritten products is not available.

58 www.allstate.com

Allstate Protection Segment Results

Changes in underwriting results from prior year by component and by line of business (1)
	Three months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Underwriting income (loss) - prior period	$421	$394	$349	$209	$50	$12	$1	$(42)	$836	$587
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	130	282	76	105	17	15	(53)	60	170	462
Increase (decrease) other revenue	(6)	5	(2)	—	3	1	—	(1)	(3)	3
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	555	(300)	(27)	(55)	(2)	2	57	(58)	583	(411)
Catastrophe losses, excluding reserve reestimates	17	(17)	(913)	100	(77)	25	(11)	3	(984)	111
Catastrophe reserve reestimates	24	(3)	442	4	37	2	1	1	504	4
Non-catastrophe reserve reestimates	(117)	57	16	(19)	30	(8)	(3)	41	(74)	71
Losses subtotal	479	(263)	(482)	30	(12)	21	44	(13)	29	(225)
Shelter-in-Place Payback expense	—	—	—	—	—	—	—	—	—	—
(Increase) decrease expenses	(118)	3	(8)	5	(16)	1	(6)	(3)	(144)	9
Underwriting income (loss)	$906	$421	$(67)	$349	$42	$50	$(14)	$1	$888	$836

	Nine months ended September 30,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Underwriting income (loss) - prior period	$1,332	$1,410	$403	$565	$130	$127	$1	$(84)	$1,909	$2,053
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	492	951	274	286	45	37	(85)	168	726	1,442
Increase (decrease) other revenue	(8)	8	(2)	—	4	2	—	(1)	(6)	11
(Increase) decrease losses:
Incurred losses, excluding catastrophe losses and reserve reestimates	1,890	(833)	(41)	(144)	2	9	109	(170)	1,960	(1,138)
Catastrophe losses, excluding reserve reestimates	127	(77)	(730)	(276)	(63)	(14)	(14)	5	(680)	(362)
Catastrophe reserve reestimates	32	(28)	480	25	45	(6)	(2)	1	555	(8)
Non-catastrophe reserve reestimates	(242)	(17)	19	(38)	38	(26)	(10)	89	(195)	8
Losses subtotal	1,807	(955)	(272)	(433)	22	(37)	83	(75)	1,640	(1,500)
Shelter-in-Place Payback expense	(944)	—	—	—	—	—	(4)	—	(948)	—
(Increase) decrease expenses	(118)	(82)	(28)	(15)	(26)	1	(15)	(7)	(178)	(97)
Underwriting income (loss)	$2,561	$1,332	$375	$403	$175	$130	$(20)	$1	$3,143	$1,909

(1)	The 2020 column presents changes relative to 2019. The 2019 column presents changes relative to 2018.

(2)	Includes other business lines and Answer Financial.
Underwriting income increased $52 million in the third quarter of 2020 compared to the third quarter of 2019 primarily due to a decline in auto non-catastrophe losses, favorable catastrophe reserve reestimates in personal lines homeowners driven by subrogation settlements and increased premiums earned, partially offset by higher catastrophe losses and restructuring charges related to the TGP.

Third Quarter 2020 Form 10-Q 59

Segment Results Allstate Protection

Underwriting income increased $1.23 billion in the first nine months of 2020 compared to the first nine months of 2019, primarily due to lower auto non-catastrophe losses, increased premiums earned and favorable catastrophe reserve reestimates in personal lines homeowners driven by subrogation settlements, partially offset by Shelter-in-Place Payback expense and higher catastrophe losses.
Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

Premiums written and earned by line of business
($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2020	2019	2020	2019
Auto	$6,326	$6,270	$18,725	$18,404
Homeowners	2,339	2,288	6,355	6,183
Other personal lines	542	516	1,500	1,436
Subtotal – Personal lines	9,207	9,074	26,580	26,023
Commercial lines	188	238	579	659
Total premiums written	$9,395	$9,312	$27,159	$26,682
Reconciliation of premiums written to premiums earned:
Increase in unearned premiums	(470)	(538)	(449)	(743)
Other	—	8	(41)	31
Total premiums earned	$8,925	$8,782	$26,669	$25,970

Auto	$6,210	$6,080	$18,537	$18,045
Homeowners	2,073	1,997	6,164	5,890
Other personal lines	486	469	1,435	1,390
Subtotal – Personal lines	8,769	8,546	26,136	25,325
Commercial lines	183	236	560	645
Total premiums earned	$8,952	$8,782	$26,696	$25,970

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2020	2019	2020	2019	2020	2019
Three months ended September 30,
Auto	59.7	68.9	25.7	24.2	85.4	93.1
Homeowners	80.4	59.3	22.8	23.2	103.2	82.5
Other personal lines	63.0	62.7	28.4	26.6	91.4	89.3
Commercial lines	83.6	83.5	24.1	16.1	107.7	99.6

Total	65.2	66.8	24.9	23.7	90.1	90.5
Impact of restructuring and related charges (2)	—	—	2.1	—	2.1	—
Impact of Allstate Special Payment plan bad debt expense (3)	—	—	0.2	—	0.2	—

Nine months ended September 30,
Auto	56.6	68.2	29.6	24.4	86.2	92.6
Impact of Shelter-in-Place Payback	—	—	5.1	—	5.1	—
Homeowners	71.4	70.1	22.5	23.1	93.9	93.2
Other personal lines	60.8	64.4	27.0	26.2	87.8	90.6
Commercial lines	80.2	82.5	23.4	17.3	103.6	99.8
Impact of Shelter-in-Place Payback	—	—	0.7	—	0.7	—

Total	60.7	68.7	27.5	23.9	88.2	92.6
Impact of restructuring and related charges (2)	—	—	0.7	0.1	0.7	0.1
Impact of Shelter-in-Place Payback	—	—	3.6	—	3.6	—
Impact of Allstate Special Payment plan bad debt expense (3)	—	—	0.2	—	0.2	—

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(2)	Restructuring and related charges for the third quarter and first nine months of 2020 primarily related to the TGP.

(3)
Relates to the Allstate Special Payment plan offered to customers as a result of the Coronavirus to provide more flexible payment options, including the option to delay payments. Approximately 70% of the higher bad debt expense was attributed to auto.

60 www.allstate.com

Allstate Protection Segment Results

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended September 30,
Auto	59.7	68.9	1.6	2.4	(0.9)	(2.5)	(0.4)	—
Homeowners	80.4	59.3	39.1	17.0	(22.0)	0.1	(21.3)	0.1
Other personal lines	63.0	62.7	13.4	5.3	(11.9)	1.9	(8.0)	(0.4)
Commercial lines	83.6	83.5	6.6	0.9	1.1	—	(1.1)	(0.4)
Total	65.2	66.8	11.1	5.8	(6.4)	(1.6)	(5.7)	—

Nine months ended September 30,
Auto	56.6	68.2	1.4	2.3	(0.5)	(1.7)	(0.2)	—
Homeowners	71.4	70.1	31.6	28.9	(7.1)	1.0	(6.8)	1.0
Other personal lines	60.8	64.4	11.6	10.7	(4.6)	1.2	(2.9)	0.3
Commercial lines	80.2	82.5	4.1	1.0	5.2	2.6	0.2	(0.2)
Total	60.7	68.7	8.9	8.7	(2.2)	(0.9)	(1.9)	0.2
Catastrophe losses increased 94.1% or $480 million in the third quarter of 2020 compared to the third quarter of 2019 and increased 5.5% or $125 million in first nine months of 2020 compared to the first nine months of 2019. Catastrophe losses include the $495 million favorable subrogation settlements, which decreased the loss ratio by 5.5 points and 1.9 points in the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019.
Excluding subrogation settlements, catastrophe losses increased 191.2% or $975 million compared to the third quarter of 2019 and increased 27.4% or $620 million in the first nine months of 2020 compared to the first nine months of 2019.
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

Third Quarter 2020 Form 10-Q 61

Segment Results Allstate Protection

Catastrophe losses by the size of event
	Three months ended September 30, 2020
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	2.4%	$495	50.0%	5.5	$495
$101 million to $250 million	2	4.7	353	35.7	4.0	177
$50 million to $100 million	1	2.4	96	9.7	1.1	96
Less than $50 million	38	90.5	523	52.8	5.9	14
Total	42	100.0%	1,467	148.2	16.5	35
Prior year reserve reestimates			(507)	(51.2)	(5.7)
Prior quarter reserve reestimates			30	3.0	0.3
Total catastrophe losses			$990	100.0%	11.1

	Nine months ended September 30, 2020
	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	1.3%	$495	20.7%	1.9	$495
$101 million to $250 million	5	6.4	829	34.7	3.1	166
$50 million to $100 million	9	11.5	600	25.2	2.2	67
Less than $50 million	63	80.8	965	40.4	3.6	15
Total	78	100.0%	2,889	121.0	10.8	37
Prior year reserve reestimates			(502)	(21.0)	(1.9)
Total catastrophe losses			$2,387	100.0%	8.9

Catastrophe losses by the type of event
	Three months ended September 30,				Nine months ended September 30,
($ in millions)	Number of events	2020	Number of events	2019	Number of events	2020	Number of events	2019
Hurricanes/Tropical storms	6	$771	3	$113	6	$771	3	$113
Tornadoes	1	4	—	—	3	43	4	390
Wind/Hail	23	399	25	379	54	1,768	74	1,583
Wildfires	12	293	—	—	13	295	—	—
Other events	—	—	—	—	2	12	6	123
Prior year reserve reestimates		(507)		(3)		(502)		53
Prior quarter reserve reestimates		30		21		—		—
Total catastrophe losses	42	$990	28	$510	78	$2,387	87	$2,262

62 www.allstate.com

Allstate Protection Segment Results

Expense ratio increased 1.2 points in the third quarter of 2020 compared to the same period of 2019, reflecting restructuring charges related to the TPG and higher bad debt expense related to the Allstate Special Payment plan. Excluding restructuring charges and higher bad debt expense, the expense ratio decreased 1.1 points in the third quarter of 2020 compared to the same period of 2019, primarily due to lower operating expenses and agent compensation.
Expense ratio increased 3.6 points in the first nine months of 2020 compared to the same period of 2019, reflecting Shelter-in-Place Payback expense, higher bad debt expense and restructuring charges related to the TGP. Excluding Shelter-in-Place Payback expense, higher bad debt expense and restructuring charges related to the TGP, the expense ratio decreased 0.9 points in the first nine months of 2020 compared to the first nine months of 2019, primarily due to lower agent compensation and operating expenses.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Amortization of DAC	12.9	13.3	13.0	13.5
Advertising expense	2.3	2.3	2.3	2.2
Other costs and expenses	7.4	8.1	7.7	8.1
Subtotal	22.6	23.7	23.0	23.8
Restructuring and related charges (1)	2.1	—	0.7	0.1
Shelter-in-Place Payback expense	—	—	3.6	—
Allstate Special Payment plan bad debt expense	0.2	—	0.2	—
Total expense ratio	24.9	23.7	27.5	23.9

(1)	Restructuring and related charges for the third quarter and first nine months of 2020 primarily related to the TGP.
Reserve reestimates were favorable in the third quarter and first nine months of 2020 due to catastrophe reserve reestimates driven by the subrogation settlements, primarily related to homeowners and favorable non-catastrophe reserve reestimates in personal lines auto, partially offset by strengthening in commercial lines auto reserves.

Total reserves, net of reinsurance (estimated cost of outstanding claims) as of January 1, by line of business
($ in millions)	2020	2019
Auto	$14,728	$14,378
Homeowners	2,138	2,157
Other personal lines	1,458	1,489
Commercial lines	1,072	801
Total Allstate Protection	$19,396	$18,825

Reserve reestimates
	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2020	2019	2020	2019	2020	2019	2020	2019
Auto	$(60)	$(153)	(0.7)	(1.7)	$(101)	$(311)	(0.4)	(1.2)
Homeowners	(456)	2	(5.1)	—	(440)	59	(1.7)	0.2
Other personal lines	(58)	9	(0.6)	0.1	(66)	17	(0.2)	0.1
Commercial lines	2	—	—	—	29	17	0.1	—
Total Allstate Protection (3)	$(572)	$(142)	(6.4)	(1.6)	$(578)	$(218)	(2.2)	(0.9)

Allstate brand	$(529)	$(143)	(5.9)	(1.6)	$(532)	$(221)	(2.0)	(0.9)
Encompass brand	(43)	1	(0.5)	—	(46)	3	(0.2)	—
Total Allstate Protection (3)	$(572)	$(142)	(6.4)	(1.6)	$(578)	$(218)	(2.2)	(0.9)

(1)	Favorable reserve reestimates are shown in parentheses.

(2)	Ratios are calculated using Allstate Protection premiums earned.

(3)
2020 includes $495 million of favorable reserve reestimates related to subrogation settlements, which primarily impacted homeowners. The favorable reserve reestimates decreased the combined ratio by 5.5 points and 1.9 points in the third quarter and first nine months of 2020, respectively. See Note 8 of the condensed consolidated financial statements for additional details.

Third Quarter 2020 Form 10-Q 63

Segment Results Allstate Protection

The following table presents premiums written, policies in force (“PIF”) and underwriting income (loss) by line of business for Allstate brand, Encompass brand and Allstate Protection as of or for the nine months ended September 30, 2020. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios, are discussed in the brand sections.

Premiums written, policies in force and underwriting income (loss)
($ in millions)	Allstate brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total
Auto	$18,337	69.4%	$388	52.1%	$18,725	69.0%
Homeowners	6,057	22.9	298	40.0	6,355	23.4
Other personal lines	1,441	5.5	59	7.9	1,500	5.5
Commercial lines	579	2.2	—	—	579	2.1
Total	$26,414	100.0%	$745	100.0%	$27,159	100.0%

Percent to total Allstate Protection		97.3%		2.7%		100.0%

PIF (thousands)
Auto	21,900	66.4%	460	61.1%	22,360	66.3%
Homeowners	6,414	19.4	220	29.2	6,634	19.7
Other personal lines	4,455	13.5	73	9.7	4,528	13.4
Commercial lines	219	0.7	—	—	219	0.6
Total	32,988	100.0%	753	100.0%	33,741	100.0%

Percent to total Allstate Protection		97.8%		2.2%		100.0%

Underwriting income (loss)
Auto	$2,522	82.0%	$39	61.9%	$2,561	81.5%
Homeowners	356	11.5	19	30.2	375	11.9
Other personal lines	170	5.5	5	7.9	175	5.6
Commercial lines	(20)	(0.6)	—	—	(20)	(0.6)
Other business lines	49	1.6	—	—	49	1.5
Answer Financial	—	—	—	—	3	0.1
Total	$3,077	100.0%	$63	100.0%	$3,143	100.0%
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

•
Average premium-gross written (“average premium”): Gross premiums written divided by issued item count. Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals. Average premiums represent the appropriate policy term for each line. Allstate brand policy terms are 6 months for auto and 12 months for homeowners. Encompass brand policy terms are generally 12 months for auto and homeowners.

•
Renewal ratio: Renewal policy item counts issued during the period, based on contract effective dates, divided by the total policy item counts issued 6 months prior for auto (generally 12 months prior for Encompass brand) or 12 months prior for homeowners.

•
Total brand rate changes:  Based on historical premiums written, not including rate plan enhancements (such as the introduction of discounts and surcharges that result in no change in the overall rate level) and initial rates filed for insurance subsidiaries initially writing business in a location. Includes rate changes approved based on our net cost of reinsurance. The rate change percentage is calculated using approved rate changes during the period as a percentage of total brand premiums written.

64 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Premiums written	$9,135	$9,034	$26,414	$25,902
Premiums earned	$8,704	$8,525	$25,939	$25,206
Other revenue	173	176	499	502
Claims and claims expense	(5,710)	(5,669)	(15,785)	(17,325)
Shelter-in-Place Payback expense	—	—	(927)	—
Amortization of DAC	(1,110)	(1,119)	(3,329)	(3,350)
Other costs and expenses	(1,031)	(1,063)	(3,126)	(3,089)
Restructuring and related charges	(183)	2	(194)	(23)
Underwriting income	$843	$852	$3,077	$1,921
Catastrophe losses	$985	$463	$2,311	$2,159

Underwriting income (loss) by line of business
Auto	$897	$420	$2,522	$1,326
Homeowners	(93)	362	356	418
Other personal lines (1)	34	53	170	131
Commercial lines	(14)	1	(20)	1
Other business lines (2)	19	16	49	45
Underwriting income	$843	$852	$3,077	$1,921

(1)	Other personal lines include renters, condominium, landlord and other personal lines products.

(2)	Other business lines primarily represent Ivantage.

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Underwriting income (loss) - prior period	$852	$577	$1,921	$2,035
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	179	459	733	1,445
Increase (decrease) other revenue	(3)	3	(3)	10
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	554	(408)	1,881	(1,115)
Catastrophe losses, excluding reserve reestimates	(981)	135	(652)	(349)
Catastrophe reserve reestimates	459	4	500	(10)
Non-catastrophe reserve reestimates	(73)	75	(189)	15
Losses subtotal	(41)	(194)	1,540	(1,459)
Shelter-in-Place Payback expense	—	—	(927)	—
(Increase) decrease expenses	(144)	7	(187)	(110)
Underwriting income	$843	$852	$3,077	$1,921

(1)	The 2020 column presents changes in 2020 compared to 2019. The 2019 column presents changes in 2019 compared to 2018.
Underwriting income decreased 1.1% or $9 million in the third quarter of 2020 compared to the third quarter of 2019, primarily due to higher catastrophe losses and restructuring charges related to the TGP, partially offset by a decline in auto non-catastrophe losses, favorable catastrophe reserve reestimates in personal lines homeowners driven by subrogation settlements and increased premiums earned.
Underwriting income increased 60.2% or $1.16 billion in the first nine months of 2020 compared to the first nine months of 2019, primarily due to lower auto non-catastrophe losses, increased earned premiums and favorable catastrophe reserve reestimates in homeowners driven by subrogation settlements, partially offset by Shelter-in-Place Payback expense and higher catastrophe losses.

Third Quarter 2020 Form 10-Q 65

Segment Results Allstate Protection: Allstate brand

Premiums written and earned by line of business
($ in millions)	Three months ended September 30,		Nine months ended September 30,
Premiums written	2020	2019	2020	2019
Auto	$6,192	$6,123	$18,337	$17,991
Homeowners (1)	2,234	2,178	6,057	5,876
Other personal lines	521	495	1,441	1,376
Subtotal – Personal lines	8,947	8,796	25,835	25,243
Commercial lines	188	238	579	659
Total	$9,135	$9,034	$26,414	$25,902
Premiums earned
Auto	$6,081	$5,944	$18,138	$17,640
Homeowners	1,974	1,896	5,865	5,591
Other personal lines	466	449	1,376	1,330
Subtotal – Personal lines	8,521	8,289	25,379	24,561
Commercial lines	183	236	560	645
Total	$8,704	$8,525	$25,939	$25,206

(1)
The cost of our catastrophe reinsurance program increased $8 million to $83 million in the third quarter of 2020 from $75 million in the third quarter of 2019 and increased $27 million to $238 million in the first nine months of 2020 from $211 million in the first nine months of 2019. Catastrophe placement premiums are recorded primarily in the Allstate brand and are a reduction of premium. For a more detailed discussion on reinsurance, see Note 9 of the condensed consolidated financial statements.

Auto premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
PIF (thousands)	21,900	21,882	0.1%	21,900	21,882	0.1%
New issued applications (thousands)	888	902	(1.6)%	2,637	2,722	(3.1)%
Average premium	$621	$607	2.3%	$616	$600	2.7%
Renewal ratio (%)	87.9	87.9	—	87.6	88.2	(0.6)
Total brand rate changes (%)	—	0.6	(0.6)	0.7	2.2	(1.5)
Auto insurance premiums written increased 1.1% or $69 million in the third quarter of 2020 compared to the third quarter of 2019 and increased 1.9% or $346 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due to an increase in average premium. During the second and third quarters of 2020, growth in premiums written slowed significantly due to lower increases in average premium from fewer approved rate changes and a decline in new issued applications, both related to the Coronavirus. PIF increased 0.1% or 18 thousand to 21,900 thousand as of September 30, 2020 compared to September 30, 2019 as higher PIF in Allstate brand, with increases in 26 states, including 4 of our largest 10 states, was offset by lower PIF in Esurance brand as advertising resources are redirected to the Allstate brand.

Homeowners premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
PIF (thousands)	6,414	6,341	1.2%	6,414	6,341	1.2%
New issued applications (thousands)	247	234	5.6%	681	675	0.9%
Average premium	$1,334	$1,304	2.3%	$1,324	$1,288	2.8%
Renewal ratio (%)	87.8	88.4	(0.6)	87.6	88.3	(0.7)
Total brand rate changes (%)	0.5	0.3	0.2	1.8	2.6	(0.8)
Homeowners insurance premiums written increased 2.6% or $56 million in the third quarter of 2020 compared to the third quarter of 2019 and increased 3.1% or $181 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due to higher average premiums, including both rate changes and inflation in insured home valuations, and policy growth. Homeowners PIF increased in 27 states, including 5 of our largest 10 states, as of September 30, 2020 compared to September 30, 2019.

66 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Other personal lines premiums written increased 5.3% or $26 million in the third quarter of 2020 compared to the third quarter of 2019 and increased 4.7% or $65 million in the first nine months of 2020 compared to the first nine months of 2019. The increase in both periods was primarily due to an increase in condominiums, personal umbrella and boat insurance premiums.

Commercial lines premiums written decreased 21.0% or $50 million in the third quarter of 2020 compared to the third quarter of 2019 and decreased 12.1% or $80 million in the first nine months of 2020 compared to the first nine months of 2019. The decrease in both periods was primarily due to lower miles and utilization in our shared economy business related to the impacts of the Coronavirus. PIF for the shared economy agreements typically reflect contracts that cover multiple insureds as opposed to individual insureds.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2020	2019	2020	2019	2020	2019
Three months ended September 30,
Auto	59.7	68.8	25.5	24.1	85.2	92.9
Homeowners	82.3	58.1	22.4	22.8	104.7	80.9
Other personal lines	64.6	61.7	28.1	26.5	92.7	88.2
Commercial lines	83.6	83.5	24.1	16.1	107.7	99.6

Total	65.6	66.5	24.7	23.5	90.3	90.0
Impact of restructuring and related charges (2)	—	—	2.1	—	2.1	—
Impact of Allstate Special Payment plan bad debt expense (3)	—	—	0.2	—	0.2	—

Nine months ended September 30,
Auto	56.7	68.2	29.4	24.3	86.1	92.5
Impact of Shelter-in-Place Payback	—	—	5.1	—	5.1	—
Homeowners	71.9	69.9	22.0	22.6	93.9	92.5
Other personal lines	60.9	64.2	26.7	26.0	87.6	90.2
Commercial lines	80.2	82.5	23.4	17.3	103.6	99.8
Impact of Shelter-in-Place Payback	—	—	0.7	—	0.7	—

Total	60.8	68.7	27.3	23.7	88.1	92.4
Impact of restructuring and related charges (2)	—	—	0.7	0.1	0.7	0.1
Impact of Shelter-in-Place Payback	—	—	3.6	—	3.6	—
Impact of Allstate Special Payment plan bad debt expense (3)	—	—	0.3	—	0.3	—

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(2)	Restructuring and related charges for the third quarter and first nine months of 2020 primarily related to the TGP.

(3)
Relates to the Allstate Special Payment plan offered to customers as a result of the Coronavirus to provide more flexible payment options, including the option to delay payments. Approximately 70% of the higher bad debt expense was attributed to auto.

Third Quarter 2020 Form 10-Q 67

Segment Results Allstate Protection: Allstate brand

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates (1)
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended September 30,
Auto	59.7	68.8	1.6	2.3	(1.0)	(2.5)	(0.4)	—
Homeowners	82.3	58.1	40.9	15.8	(21.2)	(0.1)	(20.3)	(0.1)
Other personal lines	64.6	61.7	14.2	5.1	(11.2)	2.2	(7.9)	(0.3)
Commercial lines	83.6	83.5	6.6	0.9	1.1	—	(1.1)	(0.4)
Total	65.6	66.5	11.3	5.4	(6.1)	(1.7)	(5.4)	(0.1)

Nine months ended September 30,
Auto	56.7	68.2	1.3	2.3	(0.5)	(1.7)	(0.2)	—
Homeowners	71.9	69.9	32.1	28.8	(6.9)	0.8	(6.5)	0.9
Other personal lines	60.9	64.2	11.9	10.8	(4.2)	1.4	(2.8)	0.3
Commercial lines	80.2	82.5	4.1	1.0	5.2	2.6	0.2	(0.2)
Total	60.8	68.7	8.9	8.6	(2.1)	(0.9)	(1.8)	0.2

(1)
2020 includes $452 million of favorable reserve reestimates related to subrogation settlements, which primarily impacted homeowners. See Note 8 of the condensed consolidated financial statements for additional details.

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
• Percent change in frequency or severity statistics is calculated as the amount of increase or decrease in the paid or gross claim frequency or severity in the current period compared to the same period in the prior year divided by the prior year gross claim frequency or paid claim severity.

(1)	Excludes counts associated with catastrophe events.

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

•	Virtual Assist and aerial imagery using satellites, airplanes and drones handle property claims by estimating damage through video.
These organizational and process changes impact frequency and severity statistics as changes in claim opening and closing practices and shifts in timing, if any, can impact comparisons to prior periods.

68 www.allstate.com

Allstate Protection: Allstate brand Segment Results

Auto loss ratio decreased 9.1 points and 11.5 points in the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019, primarily due to a decline in non-catastrophe losses driven by favorable frequency, higher premiums earned and lower catastrophe losses, partially offset by increased severity and less favorable non-catastrophe prior year reserve reestimates compared to the prior period.

Auto property damage frequency and severity statistics
	Three months ended September 30, 2020	Nine months ended September 30, 2020
(% change year-over-year)
Gross claim frequency	(28.6)%	(29.2)%
Paid claim severity	7.9	11.5
The impacts of the Coronavirus affect frequency and severity statistics including:

•	Shelter-in-place restrictions, social distancing requirements, limits on large gatherings and events, and restrictions on non-essential businesses as these become more or less strict

•	Unemployment levels

•	Commuting activity and utilization of public transportation

•	Paid claims settlement rates as the low frequency environment creates capacity to settle claims faster

•	Driving behavior (e.g., speed, time of day) impacting mix of claim types

•	Labor and part cost variability

•	Changes in limits purchased

•	Cadence of routine automobile maintenance

•	Court system variability in both timing and magnitude of claim settlement
Property damage gross claim frequency decreased in the third quarter and the first nine months of 2020 compared to the same periods of 2019 due to factors including:

•	Declines in auto miles driven

•
Declines in gross claim frequency compared to the prior year moderated in the third quarter from earlier in the year, reflecting an increase in miles driven compared to April and May 2020 as shelter-in-place restrictions were lifted in many states

Property damage paid claim severities increased in the third quarter and first nine months of 2020 compared to the same periods of 2019 due to factors including:

•	Claims settled within days or weeks of the loss tend to be less complex and have lower severity, while the higher severity property damage claims generally take longer to resolve

•	Higher costs to repair more sophisticated newer model vehicles, higher third-party subrogation demands and increased costs associated with total losses.
Bodily injury gross claim frequency was consistent with the trends noted in property damage. Bodily injury severity trends increased at a rate above medical care inflation indices in 2020.

Third Quarter 2020 Form 10-Q 69

Segment Results Allstate Protection: Allstate brand

Homeowners loss ratio increased 24.2 points in the third quarter of 2020 compared to the third quarter of 2019, primarily due to higher catastrophe losses and increased claim frequency and severity, partially offset by favorable catastrophe reserve reestimates driven by subrogation settlements and increased premiums earned. Homeowners loss ratio increased 2.0 points in the first nine months of 2020 compared to the first nine months of 2019, primarily due to higher catastrophe losses and increased claim severity, partially offset by favorable catastrophe reserve reestimates driven by subrogation settlements, increased premiums earned and improved claim frequency.

Homeowners frequency and severity statistics (excluding catastrophe losses)
	Three months ended September 30, 2020	Nine months ended September 30, 2020
(% change year-over-year)
Gross claim frequency	3.5%	(5.9)%
Paid claim severity	3.3	9.1
Gross claim frequency excluding catastrophe losses increased in the third quarter of 2020 primarily due to increases in wind/hail and fire. Gross claim frequency excluding catastrophe losses decreased in the first nine months of 2020 compared to the same periods of 2019. Paid claim severity excluding catastrophe losses increased in the third quarter and first nine months of 2020 compared to the same periods of 2019, as we experienced increased claim severity in wind/hail and theft perils. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 2.9 points in the third quarter of 2020 compared to the third quarter of 2019, primarily due to higher catastrophe losses, partially offset by favorable catastrophe reserve reestimates driven by subrogation settlements, favorable non-catastrophe reserve reestimates and increased premiums earned. Other personal lines loss ratio decreased 3.3 points in first nine months of 2020 compared to the first nine months of 2019, primarily due to increased premiums earned, favorable catastrophe reserve reestimates driven by the subrogation settlements and favorable non-catastrophe reserve reestimates, partially offset by higher catastrophe losses.
Commercial lines loss ratio increased 0.1 points in the third quarter compared to the same period of 2019, primarily due to higher claim severity, decreased premiums earned and higher catastrophe losses, partially offset by a decline in non-catastrophe losses driven by favorable auto frequency related to the Coronavirus. Commercial lines loss ratio decreased 2.3 points in the first nine months of 2020 compared to the same period of 2019, primarily due to a decline in non-catastrophe losses driven by favorable auto frequency related to the Coronavirus, partially offset by decreased premiums earned and higher claim severity.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Amortization of DAC (1)	12.8	13.1	12.9	13.4
Advertising expense	2.3	2.4	2.4	2.3
Other costs and expenses	7.3	8.0	7.4	7.9
Subtotal	22.4	23.5	22.7	23.6
Restructuring and related charges (2)	2.1	—	0.7	0.1
Shelter-in-Place Payback expense	—	—	3.6	—
Allstate Special Payment plan bad debt expense	0.2	—	0.3	—
Total expense ratio	24.7	23.5	27.3	23.7

(1)	Primarily includes agent compensation and premium taxes.

(2)	Restructuring and related charges for the third quarter and first nine months of 2020 primarily related to the TGP.
Expense ratio increased 1.2 points in the third quarter of 2020 compared to the same period of 2019, reflecting restructuring charges related to the TGP and higher bad debt expense related to the Allstate Special Payment plan. Excluding restructuring charges and higher bad debt expense, the expense ratio decreased 1.1 points in the third quarter of 2020 compared to the same period of 2019, primarily due to lower operating expenses and agent compensation.

Expense ratio increased 3.6 points in the first nine months of 2020 compared to the same period of 2019, reflecting Shelter-in-Place Payback expense, higher bad debt expense and restructuring charges related to the TGP. Excluding Shelter-in-Place Payback expense, higher bad debt expense and restructuring charges related to the TGP, the expense ratio decreased 1.0 points in the first nine months of 2020 compared to the first nine months of 2019, primarily due to lower agent compensation and operating expenses.

70 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Premiums written	$260	$278	$745	$780
Premiums earned	$248	$257	$757	$764
Other revenue	1	2	3	4
Claims and claims expense	(123)	(193)	(434)	(534)
Shelter-in-Place Payback expense	—	—	(21)	—
Amortization of DAC	(48)	(48)	(145)	(144)
Other costs and expenses	(31)	(32)	(92)	(97)
Restructuring and related charges	(4)	(1)	(5)	(3)
Underwriting income (loss)	$43	$(15)	$63	$(10)
Catastrophe losses	$5	$47	$76	$103

Underwriting income (loss) by line of business
Auto	$9	$1	$39	$6
Homeowners	26	(13)	19	(15)
Other personal lines	8	(3)	5	(1)
Underwriting income (loss)	$43	$(15)	$63	$(10)

Changes in underwriting results from prior year by component (1)
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Underwriting income (loss) - prior period	$(15)	$11	$(10)	$22
Changes in underwriting loss from:
Increase (decrease) premiums earned	(9)	3	(7)	(3)
Increase (decrease) other revenue	(1)	1	(1)	—
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	29	(3)	79	(23)
Catastrophe losses, excluding reserve reestimates	(3)	(24)	(28)	(13)
Catastrophe reserve reestimates	45	—	55	2
Non-catastrophe reserve reestimates	(1)	(4)	(6)	(7)
Losses subtotal	70	(31)	100	(41)
Shelter-in-Place Payback expense	—	—	(21)	—
(Increase) decrease expenses	(2)	1	2	12
Underwriting income (loss)	$43	$(15)	$63	$(10)

(1)	The 2020 column presents changes in 2020 compared to 2019. The 2019 column presents changes in 2019 compared to 2018.
Underwriting income was $43 million in the third quarter of 2020 compared to a loss of $15 million in the third quarter of 2019 primarily due to favorable catastrophe reserve reestimates in personal lines homeowners driven by subrogation settlements and lower auto and homeowners non-catastrophe losses, partially offset by decreased premiums. Underwriting income was $63 million in the first nine months of 2020 compared to a loss of $10 million the first nine months of 2019, primarily due to lower auto and homeowners non-catastrophe losses and favorable catastrophe reserve reestimates in personal lines homeowners driven by subrogation settlements, partially offset by higher catastrophe losses and Shelter-in-Place Payback expense.

Third Quarter 2020 Form 10-Q 71

Segment Results Allstate Protection: Encompass brand

Premiums written and earned by line of business
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Premiums written
Auto	$134	$147	$388	$413
Homeowners	105	110	298	307
Other personal lines	21	21	59	60
Total	$260	$278	$745	$780
Premiums earned
Auto	$129	$136	$399	$405
Homeowners	99	101	299	299
Other personal lines	20	20	59	60
Total	$248	$257	$757	$764

Auto premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
PIF (thousands)	460	496	(7.3)%	460	496	(7.3)%
New issued applications (thousands)	14	21	(33.3)%	44	63	(30.2)%
Average premium	$1,142	$1,137	0.4%	$1,156	$1,134	1.9%
Renewal ratio (%)	76.7	78.9	(2.2)	76.9	78.3	(1.4)
Total brand rate changes (%)	—	0.3	(0.3)	(0.1)	0.8	(0.9)
Auto insurance premiums written decreased 8.8% or $13 million in the third quarter of 2020 compared to the third quarter of 2019 and decreased 6.1% or $25 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due to decreased new issued applications and lower retention, partially offset by higher average premiums, with the top 10 states representing approximately 70% of premiums written. PIF decreased 7.3% or 36 thousand to 460 thousand as of September 30, 2020 compared to September 30, 2019.

Homeowners premium measure and statistics
	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
PIF (thousands)	220	235	(6.4)%	220	235	(6.4)%
New issued applications (thousands)	9	12	(25.0)%	25	33	(24.2)%
Average premium	$1,902	$1,807	5.3%	$1,895	$1,787	6.0%
Renewal ratio (%)	80.7	83.0	(2.3)	81.0	82.6	(1.6)
Total brand rate changes (%)	1.0	3.5	(2.5)	3.5	6.3	(2.8)
Homeowners insurance premiums written decreased 4.5% or $5 million in the third quarter of 2020 compared to the third quarter of 2019 and decreased 2.9% or $9 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due to decreased new issued applications and lower retention, partially offset by higher average premiums due to rate changes over the past 12 months, with the top 10 states representing approximately 70% of premiums written. PIF decreased 6.4% or 15 thousand to 220 thousand as of September 30, 2020 compared to September 30, 2019.
72 www.allstate.com

Allstate Protection: Encompass brand Segment Results

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2020	2019	2020	2019	2020	2019
Three months ended September 30,
Auto	59.7	69.1	33.3	30.2	93.0	99.3
Homeowners	41.4	81.2	32.3	31.7	73.7	112.9
Other personal lines	25.0	85.0	35.0	30.0	60.0	115.0

Total	49.6	75.1	33.1	30.7	82.7	105.8
Impact of restructuring and related charges (2)	—	—	1.6	0.4	1.6	0.4

Nine months ended September 30,
Auto	53.4	67.2	36.8	31.3	90.2	98.5
Impact of Shelter-in-Place Payback	—	—	5.3	—	5.3	—
Homeowners	62.2	73.6	31.4	31.4	93.6	105.0
Other personal lines	59.3	70.0	32.2	31.7	91.5	101.7

Total	57.3	69.9	34.4	31.4	91.7	101.3
Impact of restructuring and related charges (2)	—	—	0.7	0.4	0.7	0.4
Impact of Shelter-in-Place Payback	—	—	2.8	—	2.8	—

(1)	Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

(2)	Restructuring and related charges for the third quarter and first nine months of 2020 primarily related to the TGP.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates (1)
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended September 30,
Auto	59.7	69.1	2.3	2.9	0.8	(0.7)	(0.8)	—
Homeowners	41.4	81.2	3.0	40.6	(38.4)	3.0	(40.4)	3.0
Other personal lines	25.0	85.0	(5.0)	10.0	(30.0)	(5.0)	(10.0)	(5.0)
Total	49.6	75.1	2.1	18.3	(17.3)	0.4	(17.3)	0.8

Nine months ended September 30,
Auto	53.4	67.2	1.8	2.5	0.2	(2.5)	(0.5)	—
Homeowners	62.2	73.6	22.1	29.4	(13.1)	5.1	(13.7)	3.7
Other personal lines	59.3	70.0	5.1	8.3	(13.6)	(3.3)	(3.4)	(1.7)
Total	57.3	69.9	10.0	13.5	(6.1)	0.4	(6.0)	1.3

(1)
2020 includes $43 million of favorable reserve reestimates related to subrogation settlements, which primarily impacted homeowners. See Note 8 of the condensed consolidated financial statements for additional details.

Auto loss ratio decreased 9.4 points and 13.8 points in the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019, primarily due to lower claim frequency, partially offset by increased claim severity.

Homeowners loss ratio decreased 39.8 points and 11.4 points in the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019, primarily due to favorable catastrophe reserve reestimates driven by subrogation settlements and lower non-catastrophe claim frequency, partially offset by higher catastrophe losses.

Third Quarter 2020 Form 10-Q 73

Segment Results Allstate Protection: Encompass brand

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Amortization of DAC	19.4	18.7	19.2	18.8
Advertising expense	—	—	0.1	0.1
Other costs and expenses	12.1	11.6	11.6	12.1
Subtotal	31.5	30.3	30.9	31.0
Restructuring and related charges (1)	1.6	0.4	0.7	0.4
Shelter-in-Place Payback expense	—	—	2.8	—
Total expense ratio	33.1	30.7	34.4	31.4

(1)	Restructuring and related charges for the third quarter and first nine months of 2020 primarily related to the TGP.
Expense ratio increased 2.4 points in the third quarter of 2020 compared to the same period of 2019, primarily due to higher restructuring charges related to the TGP. Expense ratio increased 3.0 points in the first nine months of 2020 compared to the same period of 2019, primarily due to Shelter-in-Place Payback expense, higher restructuring charges related to the TGP, partially offset by lower operating costs.

74 www.allstate.com

Discontinued Lines and Coverages Segment Results

Discontinued Lines and Coverages Segment

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Claims and claims expense
Asbestos claims	$(78)	$(28)	$(78)	$(28)
Environmental claims	(44)	(36)	(44)	(36)
Other discontinued lines	(13)	(34)	(17)	(39)
Total claims and claims expense	(135)	(98)	(139)	(103)
Operating costs and expenses	—	(1)	(2)	(2)
Underwriting loss	$(135)	$(99)	$(141)	$(105)
Annual reserve review In the third quarter of 2020 and 2019, we performed our annual reserve review using established industry and actuarial best practices. The annual review resulted in unfavorable reserve reestimates totaling $132 million and $95 million in 2020 and 2019, net of $1 million and $6 million reduction in the allowance for future uncollectible reinsurance, respectively. The reserve reestimates are included as part of claims and claims expense.
The third quarter 2020 reserve reestimates primarily related to new reported information, court decisions and policy buyback settlements for asbestos exposures and higher than expected reported losses for environmental and other discontinued lines exposures.
The third quarter 2019 reserve reestimates primarily related to new reported information and settlement agreements, including bankruptcy proceedings, impacting asbestos and other discontinued lines and additional environmental clean-up sites.
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

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	September 30, 2020	December 31, 2019
Asbestos claims
Gross reserves	$1,240	$1,172
Reinsurance	(396)	(362)
Net reserves	844	810
Environmental claims
Gross reserves	253	219
Reinsurance	(43)	(40)
Net reserves	210	179
Other discontinued lines
Gross reserves	437	427
Reinsurance	(59)	(51)
Net reserves	378	376
Total
Gross reserves	1,930	1,818
Reinsurance	(498)	(453)
Net reserves	$1,432	$1,365

Third Quarter 2020 Form 10-Q 75

Segment Results Discontinued Lines and Coverages

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	September 30, 2020	December 31, 2019
Direct excess commercial insurance
Gross reserves	$1,047	$948
Reinsurance	(375)	(332)
Net reserves	672	616
Assumed reinsurance coverage
Gross reserves	644	606
Reinsurance	(61)	(53)
Net reserves	583	553
Direct primary commercial insurance
Gross reserves	157	169
Reinsurance	(61)	(54)
Net reserves	96	115
Other run-off business
Gross reserves	2	15
Reinsurance	—	(13)
Net reserves	2	2
Unallocated loss adjustment expenses
Gross reserves	80	80
Reinsurance	(1)	(1)
Net reserves	79	79
Total
Gross reserves	1,930	1,818
Reinsurance	(498)	(453)
Net reserves	$1,432	$1,365

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	September 30, 2020		December 31, 2019
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	66%	34%	68%	32%
Ceded (2)	73	27	78	22
Assumed reinsurance coverage
Gross reserves	34	66	34	66
Ceded	34	66	35	65
Direct primary commercial insurance
Gross reserves	55	45	56	44
Ceded	79	21	78	22

(1)	Approximately 67% of gross case reserves as of September 30, 2020 are subject to settlement agreements.

(2)	Approximately 75% of ceded case reserves as of September 30, 2020 are subject to settlement agreements.

76 www.allstate.com

Discontinued Lines and Coverages Segment Results

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Direct excess commercial insurance
Gross (1)	$15	$17	$53	$71
Ceded (2)	(6)	(7)	(20)	(28)
Assumed reinsurance coverage
Gross	11	7	33	25
Ceded	(2)	—	(4)	(1)
Direct primary commercial insurance
Gross	4	2	7	12
Ceded	(3)	—	(4)	(1)
(1) In the third quarter and first nine months 61% and 73% of 2020 payments related to settlement agreements.
(2) In the third quarter and first nine months 63% and 76% of 2020 payments related to settlement agreements.
Total net reserves as of September 30, 2020, included $699 million or 49% of estimated IBNR reserves compared to $660 million or 48% of estimated IBNR reserves as of December 31, 2019.
Total gross payments were $28 million and $92 million for the third quarter and first nine months of 2020, respectively. Payments for the third quarter of 2020 primarily related to asbestos claims. Payments for the first nine months of 2020 primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds.
Reinsurance collections were $11 million and $43 million for the third quarter and first nine months of 2020, respectively. The allowance for uncollectible reinsurance recoverables was $59 million and $60 million as of September 30, 2020 and December 31, 2019, respectively. The allowance represents 10.4% and 11.1% of the related reinsurance recoverable balances as of September 30, 2020 and December 31, 2019, respectively.

Third Quarter 2020 Form 10-Q 77

Segment Results Service Businesses

Service Businesses Segment

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Premiums written	$485	$364	$1,331	$1,082

Revenues
Premiums	$384	$312	$1,098	$912
Other revenue	52	47	155	142
Intersegment insurance premiums and service fees (1)	36	44	109	110
Net investment income	12	11	33	30
Realized capital gains (losses)	14	4	9	21
Total revenues	498	418	1,404	1,215

Costs and expenses
Claims and claims expense	(107)	(93)	(284)	(271)
Amortization of DAC	(169)	(139)	(482)	(400)
Operating costs and expenses	(160)	(171)	(484)	(480)
Restructuring and related charges	2	(1)	(1)	—
Amortization of purchased intangibles	(28)	(31)	(81)	(93)
Impairment of purchased intangibles	—	—	—	(55)
Total costs and expenses	(462)	(435)	(1,332)	(1,299)

Income tax (expense) benefit	(6)	4	(13)	19
Net income (loss) applicable to common shareholders	$30	$(13)	$59	$(65)

Adjusted net income	$40	$8	$115	$35
Realized capital gains (losses), after-tax	11	4	7	17
Amortization of purchased intangibles, after-tax	(21)	(25)	(63)	(74)
Impairment of purchased intangibles, after-tax	—	—	—	(43)
Net income (loss) applicable to common shareholders	$30	$(13)	$59	$(65)

Allstate Protection Plans	$36	$15	$105	$48
Allstate Dealer Services	7	6	22	19
Allstate Roadside Services	4	(5)	8	(14)
Arity	(3)	(1)	(9)	(4)
Allstate Identity Protection	(4)	(7)	(11)	(14)
Adjusted net income	$40	$8	$115	$35

Allstate Protection Plans			125,831	89,783
Allstate Dealer Services			4,075	4,224
Allstate Roadside Services			558	617
Allstate Identity Protection			2,490	1,318
Policies in force as of September 30 (in thousands)			132,954	95,942

(1)	Primarily related to Arity and Allstate Roadside Services and are eliminated in our condensed consolidated financial statements.
Net income (loss) applicable to common shareholders increased $43 million in the third quarter of 2020 compared to the third quarter of 2019 and increased $124 million in the first nine months of 2020 compared to the first nine months of 2019. The first nine months of 2019 included a $55 million intangible impairment related to the SquareTrade trade name that occurred in the second quarter of 2019.
Adjusted net income increased $32 million in the third quarter of 2020 compared to the third quarter of

2019 and increased $80 million in the first nine months of 2020 compared to the first nine months of 2019. The increase in both periods was primarily due to growth of Allstate Protection Plans and improved profitability at Allstate Roadside Services, partially offset by investments at Allstate Identity Protection.
Total revenues increased 19.1% or $80 million in the third quarter of 2020 compared to the third quarter of 2019 and increased 15.6% or $189 million in the first nine months of 2020 compared to the first nine

78 www.allstate.com

Service Businesses Segment Results

months of 2019. The increase in both periods was primarily due to Allstate Protection Plans’ growth through its U.S. retail and international channels partially offset by declines in revenue at Allstate Roadside Services.
Premiums written increased 33.2% or $121 million in the third quarter of 2020 compared to the third quarter of 2019 and increased 23.0% or $249 million in the first nine months of 2020 compared to the first nine months of 2019. The increase in both periods was primarily due to growth at Allstate Protection Plans.
PIF increased 38.6% or 37 million to 133 million as of September 30, 2020 compared to September 30, 2019 due to continued growth at Allstate Protection Plans.
Intersegment premiums and service fees decreased 18.2% or $8 million in the third quarter of 2020 compared to the third quarter of 2019 and decreased 0.9% or $1 million in the first nine months of 2020 compared to the first nine months of 2019. The decrease in both periods was primarily related to decreased device sales through Arity’s device and mobile data collection services and analytic solutions.
Other revenue increased 10.6% or $5 million in the third quarter of 2020 compared to the third quarter of 2019 and increased 9.2% or $13 million in the first nine months of 2020 compared to the first nine months of 2019. The increase in both periods was primarily due to increased sales at Allstate Identity Protection.

Claims and claims expense increased 15.1% or $14 million in the third quarter 2020 compared to the third quarter of 2019 and increased 4.8% or $13 million in the first nine months of 2020 compared to the first nine months of 2019. The increase in both periods was primarily due to higher levels of claims at Allstate Protection Plans driven by growth of the business, partially offset by lower losses at Allstate Roadside Services and Allstate Dealer Services due to declines in auto miles driven related to the Coronavirus.
Amortization of DAC increased 21.6% or $30 million in the third quarter of 2020 compared to the third quarter of 2019 and increased 20.5% or $82 million in the first nine months of 2020 compared to the first nine months of 2019. The increase is driven by the growth experienced at Allstate Protection Plans.
Operating costs and expenses decreased 6.4% or $11 million in the third quarter of 2020 compared to the third quarter of 2019 primarily due to lower operating costs at Allstate Roadside Services, partially offset by growth experienced at Allstate Protection Plans. Operating costs and expenses increased 0.8% or $4 million in the first nine months of 2020 compared to the first nine months of 2019 primarily due to higher costs related to increased revenue and continued growth investments at Allstate Protection Plans and technology and product investments at Allstate Identity Protection, partially offset by lower operating costs at Allstate Roadside Services.
Amortization of purchased intangibles relates to the acquisitions of Allstate Protection Plans in 2017 and Allstate Identity Protection in 2018. We recorded amortization expense of $28 million and $81 million in the third quarter and first nine months of 2020, respectively, compared to $31 million and $93 million in the third quarter and first nine months of 2019, respectively.

Third Quarter 2020 Form 10-Q 79

Segment Results Allstate Life

Allstate Life Segment

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Premiums and contract charges	$330	$331	$1,002	$1,001
Other revenue	28	31	84	91
Net investment income	123	128	374	380
Realized capital gains (losses)	9	5	(3)	1
Total revenues	490	495	1,457	1,473

Costs and expenses
Contract benefits	(248)	(202)	(698)	(632)
Interest credited to contractholder funds	(76)	(85)	(246)	(227)
Amortization of DAC	(106)	(84)	(144)	(141)
Operating costs and expenses	(81)	(77)	(240)	(259)
Restructuring and related charges	(2)	—	(5)	(1)
Total costs and expenses	(513)	(448)	(1,333)	(1,260)

Income tax benefit (expense)	10	(7)	(9)	(39)
Net (loss) income applicable to common shareholders	$(13)	$40	$115	$174

Adjusted net (loss) income	$(14)	$44	$138	$185
Realized capital gains (losses), after-tax	6	4	(3)	—
Valuation changes on embedded derivatives not hedged, after-tax	(1)	(9)	(24)	(9)
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives not hedged, after-tax	(4)	1	4	(2)
Net (loss) income applicable to common shareholders	$(13)	$40	$115	$174

Reserve for life-contingent contract benefits as of September 30			$2,726	$2,718

Contractholder funds as of September 30			$7,932	$7,733

Policies in force as of September 30 by distribution channel (in thousands)
Allstate agencies			1,774	1,818
Closed channels			100	108
Total			1,874	1,926
Net loss applicable to common shareholders was $13 million in the third quarter of 2020 compared to net income of $40 million in the third quarter of 2019. Net income applicable to common shareholders decreased 33.9% or $59 million in the first nine months of 2020 compared to the same period of 2019.
Adjusted net loss was $14 million in the third quarter of 2020 compared to adjusted net income of $44 million in the third quarter of 2019, primarily due to higher contract benefits and amortization of DAC related to our annual review of assumptions. Adjusted net income decreased 25.4% or $47 million in the first nine months of 2020 compared the same period of 2019, primarily due to higher contract benefits, partially offset by lower operating costs and expenses.
Premiums and contract charges decreased 0.3% or $1 million in the third quarter of 2020 compared to the third quarter of 2019. Premiums and contract charges increased 0.1% or $1 million in the first nine months of

2020 compared to the same period of 2019, primarily due to higher premiums from traditional life insurance, partially offset by lower contract charges on interest-sensitive life insurance from a decline in business in force.
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

80 www.allstate.com

Allstate Life Segment Results

Premiums and contract charges by product
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Traditional life insurance premiums	$154	$155	$471	$465
Accident and health insurance premiums	—	—	1	1
Interest-sensitive life insurance contract charges (1)	176	176	530	535
Premiums and contract charges	$330	$331	$1,002	$1,001

(1)
Contract charges related to the cost of insurance totaled $125 million and $123 million for the third quarter of 2020 and 2019, respectively, and $379 million and $375 million for the first nine months of 2020 and 2019, respectively.

Other revenue decreased 9.7% or $3 million in the third quarter of 2020 and decreased 7.7% or $7 million in the first nine months of 2020 compared to the same periods of 2019, primarily due to lower gross dealer concessions earned on Allstate agents’ sales of non-proprietary fixed and variable annuities.
Contract benefits increased 22.8% or $46 million in the third quarter of 2020 and increased 10.4% or $66 million in the first nine months of 2020 compared to the same periods of 2019, primarily due to higher claim experience related to Coronavirus on both interest-sensitive and traditional life insurance and an increase in reserves for secondary guarantees on interest-sensitive life insurance. Estimated Coronavirus claims, net of reinsurance and reserve releases, totaled $22 million and $48 million in the third quarter and first nine months of 2020, respectively.
Our annual review of assumptions in third quarter 2020 resulted in a $24 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to decreased projected interest rates that result in lower projected policyholder account values which increases guaranteed benefits. In third quarter 2019, the review resulted in a $5 million decrease in reserves primarily for secondary guarantees on interest-sensitive life insurance due to utilizing more refined policy level information and assumptions.

Benefit spread reflects our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread decreased 59.2% to $31 million in the third quarter of 2020 and decreased 26.8% to $153 million in the first nine months of 2020 compared to the same periods in 2019, primarily due to higher claim experience on both interest-sensitive and traditional life insurance and an increase in reserves for secondary guarantees on interest-sensitive life insurance.
Interest credited to contractholder funds decreased 10.6% or $9 million in the third quarter of 2020 and increased 8.4% or $19 million in the first nine months of 2020 compared to the same periods of 2019. Valuation changes on derivatives embedded in equity-indexed universal life contracts that are not hedged increased interest credited to contractholder funds by $2 million and $31 million in the third quarter and first nine months of 2020 compared to $12 in both of the same periods of 2019. These valuation changes are primarily driven by changes in interest rates.
Investment spread reflects the difference between net investment income and interest credited to contractholder funds (“investment spread”) and is used to analyze the impact of net investment income and interest credited to contractholder funds on net income.

Investment spread
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Investment spread before valuation changes on embedded derivatives not hedged	$49	$55	$159	$165
Valuation changes on derivatives embedded in equity-indexed universal life contracts that are not hedged	(2)	(12)	(31)	(12)
Total investment spread	$47	$43	$128	$153
Investment spread before valuation changes on embedded derivatives not hedged decreased 10.9% or $6 million in the third quarter of 2020 and decreased 3.6% or $6 million compared to the same periods of 2019, primarily due to lower net investment income.

Third Quarter 2020 Form 10-Q 81

Segment Results Allstate Life

Amortization of DAC increased 26.2% or $22 million in the third quarter of 2020 and increased 2.1% or $3 million in the first nine months of 2020 compared to the same periods of 2019, primarily due to higher amortization acceleration for changes in assumptions, partially offset by lower amortization due to lower gross profits on interest-sensitive life insurance.

Components of amortization of DAC
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$21	$27	$69	$80
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	4	(1)	(6)	3
Amortization acceleration for changes in assumptions (‘‘DAC unlocking’’)	81	58	81	58
Total amortization of DAC	$106	$84	$144	$141

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
In third quarter 2020, the review resulted in an acceleration of DAC amortization (decrease to income) of $81 million compared to $58 million in the prior year period.

Effect on DAC amortization of changes in assumptions relating to gross profit components
	Nine months ended September 30,
($ in millions)	2020	2019
Investment margin	$125	$20
Benefit margin	(3)	38
Expense margin	(41)	—
Net acceleration	$81	$58
In 2020, DAC amortization acceleration for changes in the investment margin component of estimated gross profits was due to lower projected future interest rates and investment returns compared to our previous expectations. The deceleration related to benefit margin was due to decreased projected mortality. The expense margin deceleration was due to a decrease in projected expenses.
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

Operating costs and expenses increased 5.2% or $4 million in the third quarter of 2020 compared to the third quarter of 2019, primarily due to the reduction in the prior year of a loss contingency expense related to reinsurance, partially offset by lower employee-related, marketing and technology costs. Operating costs and expenses decreased 7.3% or $19 million in the first nine months of 2020 compared to the same periods of 2019, primarily due to lower employee-related, marketing and technology costs.

82 www.allstate.com

Allstate Life Segment Results

Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
($ in millions)	September 30, 2020	December 31, 2019
Traditional life insurance	$2,608	$2,612
Accident and health insurance	118	124
Reserve for life-contingent contract benefits	$2,726	$2,736
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Change in contractholder funds
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Contractholder funds, beginning balance	$7,857	$7,711	$7,805	$7,656

Deposits	232	236	692	712

Interest credited	74	83	244	225

Benefits, withdrawals and other adjustments
Benefits	(57)	(60)	(171)	(184)
Surrenders and partial withdrawals	(54)	(65)	(171)	(198)
Contract charges	(177)	(176)	(527)	(526)
Net transfers from separate accounts	1	2	3	8
Other adjustments (1)	56	2	57	40
Total benefits, withdrawals and other adjustments	(231)	(297)	(809)	(860)
Contractholder funds, ending balance	$7,932	$7,733	$7,932	$7,733

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

Third Quarter 2020 Form 10-Q 83

Segment Results Allstate Benefits

Allstate Benefits Segment

Summarized financial information
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Revenues
Premiums and contract charges	$287	$291	$832	$863
Net investment income	18	21	58	61
Realized capital gains (losses)	3	2	—	8
Total revenues	308	314	890	932

Costs and expenses
Contract benefits	(128)	(161)	(392)	(449)
Interest credited to contractholder funds	(8)	(9)	(26)	(26)
Amortization of DAC	(59)	(33)	(139)	(111)
Operating costs and expenses	(68)	(69)	(253)	(211)
Restructuring and related charges	—	—	(1)	—
Total costs and expenses	(263)	(272)	(811)	(797)

Income tax expense	(9)	(9)	(17)	(29)
Net income applicable to common shareholders	$36	$33	$62	$106

Adjusted net income	$33	$31	$62	$99
Realized capital gains (losses), after-tax	3	2	—	7
Net income applicable to common shareholders	$36	$33	$62	$106

Benefit ratio (1)	44.6	55.3	47.1	52.0

Operating expense ratio (2)	23.7	23.7	30.4	24.4

Reserve for life-contingent contract benefits as of September 30			$1,038	$1,033

Contractholder funds as of September 30			$855	$912

Policies in force as of September 30 (in thousands)			4,092	4,287

(1)	Benefit ratio is calculated as contract benefits divided by premiums and contract charges.

(2)	Operating expense ratio is calculated as operating costs and expenses divided by premiums and contract charges.
Net income applicable to common shareholders increased 9.1% or $3 million in the third quarter of 2020 and decreased 41.5% or $44 million in the first nine months of 2020 compared to the same periods of 2019.
Adjusted net income increased 6.5% or $2 million in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower contract benefits, partially offset by higher DAC amortization related to our annual review of assumptions. Adjusted net income decreased 37.4% or $37 million in the first nine months of 2020 compared to the same period of 2019, primarily due to higher operating costs and expenses driven by a $41 million, pre-tax, write-off of capitalized software costs associated with a billing system in the second quarter of 2020 and lower premiums, partially offset by lower contract benefits.
Premiums and contract charges decreased 1.4% or $4 million in the third quarter of 2020 and decreased 3.6% or $31 million in the first nine months of 2020 compared to the same periods of 2019, primarily due to decreases in disability products and decreased premium collections due to Coronavirus-related layoffs and furloughs, partially offset by an increase in contract charges associated with the annual review of assumptions.

84 www.allstate.com

Allstate Benefits Segment Results

Premiums and contract charges by product
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Life	$52	$41	$128	$117
Accident	72	76	214	226
Critical illness	118	121	355	363
Short-term disability	19	27	56	80
Other health	26	26	79	77
Premiums and contract charges	$287	$291	$832	$863
Contract benefits decreased 20.5% or $33 million in the third quarter of 2020 and decreased 12.7% or $57 million in the first nine months of 2020 compared to the same periods of 2019, primarily due to lower reported claim experience on critical illness, disability and accident products, driven by limited activities and deferral of non-essential medical procedures from the Coronavirus and the non-renewal of a large underperforming account in the fourth quarter of 2019.
Benefit ratio decreased to 44.6 and 47.1 in the third quarter and the first nine months of 2020, respectively, compared to 55.3 and 52.0 in the same periods of 2019, primarily due to lower contract benefits for critical illness and accident products and an increase in contract charges associated with the annual review of assumptions.

Amortization of DAC increased 78.8% or $26 million in the third quarter of 2020 and increased 25.2% or $28 million in the first nine months of 2020 compared to the same periods of 2019, primarily due to an unfavorable adjustment associated with our annual review of assumptions.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life contracts resulted in an acceleration of DAC amortization (decrease to income) of $28 million or 5.8% of the unamortized DAC asset balance in the third quarter of 2020 compared to $2 million in the third quarter of 2019. In both 2020 and 2019, DAC amortization acceleration primarily related to lower projected investment returns, partially offset by favorable projected mortality.

Operating costs and expenses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Non-deferrable commissions	$25	$26	$76	$78
General and administrative expenses	43	43	177	133
Total operating costs and expenses	$68	$69	$253	$211
Operating costs and expenses decreased 1.4% or $1 million in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower employee-related costs, partially offset by higher technology expenses. Operating costs and expenses increased 19.9% or $42 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due to a $41 million, pre-tax, write-off of capitalized software costs associated with a billing system in the second quarter of 2020 and higher technology expenses.

Operating expense ratio of 23.7 in the third quarter of 2020 was comparable to the third quarter of 2019. Operating expense ratio increased to 30.4 in the first nine months of 2020 compared to 24.4 in the first nine months of 2019, primarily due to a $41 million, pre-tax, write-off of capitalized software costs associated with a billing system in the second quarter of 2020.
Analysis of reserves

Reserve for life-contingent contract benefits
($ in millions)	September 30, 2020	December 31, 2019
Traditional life insurance	$294	$285
Accident and health insurance	744	749
Reserve for life-contingent contract benefits	$1,038	$1,034

Third Quarter 2020 Form 10-Q 85

Segment Results Allstate Annuities

Allstate Annuities Segment

Summarized financial information
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Revenues
Contract charges	$3	$3	$7	$10
Net investment income	245	251	358	737
Realized capital gains (losses)	112	20	88	224
Total revenues	360	274	453	971

Costs and expenses
Contract benefits	(351)	(150)	(635)	(440)
Interest credited to contractholder funds	(66)	(75)	(210)	(234)
Amortization of DAC	—	(2)	(3)	(5)
Operating costs and expenses	(6)	(7)	(19)	(22)
Restructuring and related charges	(2)	—	(2)	—
Total costs and expenses	(425)	(234)	(869)	(701)

Gain on disposition of operations	1	—	3	3
Income tax benefit (expense)	13	(9)	91	(57)
Net (loss) income applicable to common shareholders	$(51)	$31	$(322)	$216

Adjusted net income	$37	$16	$(213)	$43
Realized capital gains (losses), after-tax	89	16	70	177
Valuation changes on embedded derivatives not hedged, after-tax	1	(1)	(3)	(6)
Premium deficiency for immediate annuities, after-tax	(178)	—	(178)	—
Gain on disposition of operations, after-tax	—	—	2	2
Net (loss) income applicable to common shareholders	$(51)	$31	$(322)	$216

Reserve for life-contingent contract benefits as of September 30			$8,995	$8,627

Contractholder funds as of September 30			$8,501	$9,159

Policies in force as of September 30 (in thousands)
Deferred annuities			107	117
Immediate annuities			74	80
Total			181	197
Net loss applicable to common shareholders was $51 million in the third quarter of 2020 and $322 million in the first nine months of 2020 compared to net income of $31 million in the third quarter of 2019 and $216 million in the first nine months of 2019. Both periods of 2020 include a $178 million, after-tax, ($225 million, pre-tax) premium deficiency for immediate annuities with life contingencies.
We periodically review the adequacy of reserves for immediate annuities with life contingencies using actual experience and current assumptions.  In the event actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, the establishment of a premium deficiency reserve (“PDR”) is required.
In third quarter 2020, our long-term investment yield assumption was lowered, which resulted in the prior sufficiency changing to a deficiency. The deficiency was recognized as an increase in the reserve for life-contingent contract benefits. The original assumptions used to establish reserves were updated to reflect current assumptions, and the primary changes included mortality expectations, where annuitants are living longer than originally anticipated, and long-term investment yields.
Our annual review of assumptions also resulted in a $5 million increase in reserves primarily for guaranteed withdrawal benefits on equity-indexed annuities due to higher projected guaranteed benefits. In the third quarter of 2019, the review resulted in no adjustment to reserves for guaranteed benefits.
Adjusted net income increased $21 million in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower contract benefits, partially offset by lower net investment income. Adjusted net loss was $213 million in the first nine months of 2020 compared to adjusted net income of $43 million in the first nine months of 2019, primarily due to lower net investment income.
Net investment income decreased 2.4% or $6 million in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower interest-bearing investment yields. Net investment income decreased 51.4% or $379 million in the first nine months of 2020 compared to the same period of 2019, primarily

86 www.allstate.com

Allstate Annuities Segment Results

due to lower performance-based investment results, lower interest-bearing investment yields and lower average investment balances.
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
Net realized capital gains in both the third quarter and first nine months of 2020 primarily related to increased valuation of equity investments.
Net realized capital gains in both the third quarter and the first nine months of 2019 primarily related to increased valuation of equity investments and gains on sales of fixed income securities.
Contract benefits increased $201 million in the third quarter of 2020 and 44.3% or $195 million in the first nine months of 2020 compared to the same periods of 2019, primarily due to the premium deficiency for immediate annuities, partially offset by immediate annuity mortality experience that was favorable in comparison to the prior year periods.

Benefit spread reflects our mortality results using the difference between contract charges earned and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies. This implied interest totaled $124 million and $357 million in the third quarter and first nine months of 2020, respectively, compared to $120 million and $360 million in the same periods of 2019. Total benefit spread was $(224) million and $(272) million in the third quarter and first nine months of 2020, respectively, compared to $(28) million and $(74) million in same periods of 2019.
Interest credited to contractholder funds decreased 12.0% or $9 million in the third quarter of 2020 and decreased 10.3% or $24 million in the first nine months of 2020 compared to the same periods of 2019, primarily due to lower average contractholder funds.
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $1 million in the third quarter of 2020 and increased interest credited to contractholder funds by $4 million in the first nine months of 2020, compared to an increase of $2 million and $8 million in the third quarter and first nine months of 2019, respectively. These valuation changes are primarily driven by changes in interest rates.
Investment spread reflects the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits and is used to analyze the impact of net investment income and interest credited to contractholders on net income.

Investment spread
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Investment spread before valuation changes on embedded derivatives not hedged	$54	$58	$(205)	$151
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	1	(2)	(4)	(8)
Total investment spread	$55	$56	$(209)	$143
Investment spread before valuation changes on embedded derivatives not hedged decreased $4 million in the third quarter of 2020 and decreased $356 million in the first nine months of 2020 compared to the same periods of 2019, primarily due to lower investment income, partially offset by lower interest credited to contractholder funds.

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

Third Quarter 2020 Form 10-Q 87

Segment Results Allstate Annuities

Analysis of investment spread
	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2020	2019	2020	2019	2020	2019
Deferred fixed annuities	3.9%	4.3%	2.7%	2.8%	1.2%	1.5%
Immediate fixed annuities with and without life contingencies	6.2	5.9	6.2	5.9	—	—

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2020	2019	2020	2019	2020	2019
Deferred fixed annuities	4.0%	4.3%	2.7%	2.7%	1.3%	1.6%
Immediate fixed annuities with and without life contingencies	1.6	5.6	5.9	5.9	(4.3)	(0.3)
Operating costs and expenses decreased 14.3% or $1 million in the third quarter of 2020 and decreased 13.6% or $3 million in the first nine months of 2020 compared to the same periods of 2019, primarily due to lower technology and employee-related costs. In July 2020, we entered into an agreement to transition the servicing of annuities to a third-party administrator. The migration is expected to be completed by mid-2022. Restructuring charges were recorded in the third quarter of 2020 related to employee severance costs in connection with the migration.
Analysis of reserves and contractholder funds

Product liabilities
($ in millions)	September 30, 2020	December 31, 2019
Immediate fixed annuities with life contingencies:
Sub-standard structured settlements and group pension terminations (1)	$5,761	$5,085
Standard structured settlements and SPIA (2)	3,162	3,367
Other	72	78
Reserve for life-contingent contract benefits	$8,995	$8,530

Deferred fixed annuities	$6,143	$6,499
Immediate fixed annuities without life contingencies	2,205	2,346
Other	153	127
Contractholder funds	$8,501	$8,972

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

88 www.allstate.com

Allstate Annuities Segment Results

Changes in contractholder funds
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Contractholder funds, beginning balance	$8,653	$9,347	$8,972	$9,817

Deposits	5	3	15	12

Interest credited	65	75	208	233

Benefits, withdrawals and other adjustments
Benefits	(130)	(143)	(390)	(419)
Surrenders and partial withdrawals	(89)	(133)	(337)	(464)
Contract charges	(2)	(2)	(6)	(6)
Net transfers from separate accounts	—	—	—	(1)
Other adjustments (1)	(1)	12	39	(13)
Total benefits, withdrawals and other adjustments	(222)	(266)	(694)	(903)
Contractholder funds, ending balance	$8,501	$9,159	$8,501	$9,159

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

Contractholder funds decreased 1.8% and 5.2% in the third quarter and first nine months of 2020, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities but still accept additional deposits on existing contracts.

Surrenders and partial withdrawals decreased 33.1% or $44 million in the third quarter of 2020 and decreased 27.4% or $127 million in the first nine months of 2020 compared to the same periods of 2019.
The annualized surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of year contractholder funds, was 7.6% in the first nine months of 2020 compared to 9.5% in the first nine months of 2019.

Third Quarter 2020 Form 10-Q 89

Investments

Investments

Portfolio composition and strategy by reporting segment (1)
	September 30, 2020
($ in millions)	Property-Liability	Service Businesses	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other	Total
Fixed income securities (2)	$39,200	$1,639	$8,810	$1,407	$14,058	$1,437	$66,551
Equity securities (3)	2,327	173	113	124	1,305	353	4,395
Mortgage loans, net	588	—	1,708	200	2,159	—	4,655
Limited partnership interests	4,283	—	—	—	2,948	1	7,232
Short-term investments (4)	1,863	138	378	33	1,036	1,111	4,559
Other, net	1,582	—	1,331	276	614	2	3,805
Total	$49,843	$1,950	$12,340	$2,040	$22,120	$2,904	$91,197
Percent to total	54.7%	2.1%	13.5%	2.2%	24.3%	3.2%	100.0%

Market-based	$44,635	$1,950	$12,340	$2,040	$18,875	$2,903	$82,743
Performance-based	5,208	—	—	—	3,245	1	8,454
Total	$49,843	$1,950	$12,340	$2,040	$22,120	$2,904	$91,197

(1)	Balances reflect the elimination of related party investments between segments.

(2)
Fixed income securities are carried at fair value. Amortized cost, net for these securities was $37.35 billion, $1.55 billion, $7.89 billion, $1.29 billion, $12.82 billion, $1.37 billion and $62.27 billion for Property-Liability, Service Businesses, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in total, respectively.

(3)
Equity securities are carried at fair value. The fair value of equity securities held as of September 30, 2020, was $528 million in excess of cost. These net gains were primarily concentrated in the technology, consumer goods and banking sectors. Equity securities include $1.49 billion of funds with underlying investments in fixed income securities as of September 30, 2020.

(4)	Short-term investments are carried at fair value.
Investments totaled $91.20 billion as of September 30, 2020, increasing from $88.36 billion as of December 31, 2019, primarily due to higher fixed income valuations and positive operating cash flows, partially offset by common share repurchases, dividends paid to shareholders and net reductions in contractholder funds.
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
Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk primarily through investments in private equity and real estate. These investments include investee level expenses, reflecting asset level operating expenses on directly held real estate and other consolidated investments.
Low interest rate environment  In September 2020, the Federal Open Market Committee (“FOMC”) maintained the target range for federal funds at 0 percent to 1/4 percent.  The FOMC noted that the ongoing public health crisis will continue to weigh on economic activity, employment and inflation in the near term and poses considerable risks to the economic outlook over the medium term. In light of these developments, the FOMC expects to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.
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
Coronavirus impacts Ongoing uncertainty related to the future path of the pandemic has and may continue to create market volatility that impacted the valuations, liquidity, prospects and risks of fixed income securities, equity securities and performance-based investments, primarily limited partnership interests, during the first nine months of 2020.  Fixed income securities in certain sectors such as energy, automotive, retail, travel, lodging and airlines were negatively impacted. Although fixed income and equity security values generally increased since the first quarter, future investment results will depend on developments, including the duration and spread of the outbreak, preventive measures to combat the spread of the virus, and capital market conditions, including the pace of economic recovery and effectiveness of the fiscal and monetary policy responses.

90 www.allstate.com

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

Portfolio composition by investment strategy
	September 30, 2020
($ in millions)	Market-based	Performance-based	Total
Fixed income securities	$66,455	$96	$66,551
Equity securities	4,069	326	4,395
Mortgage loans, net	4,655	—	4,655
Limited partnership interests	287	6,945	7,232
Short-term investments	4,559	—	4,559
Other, net	2,718	1,087	3,805
Total	$82,743	$8,454	$91,197
Percent to total	90.7%	9.3%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$4,283	$1	$4,284
Limited partnership interests	—	(4)	(4)
Other	(3)	—	(3)
Total	$4,280	$(3)	$4,277

Fixed income securities by type
	Fair value as of
($ in millions)	September 30, 2020	December 31, 2019
U.S. government and agencies	$2,850	$5,086
Municipal	9,709	8,620
Corporate	51,677	43,078
Foreign government	1,017	979
Asset-backed securities (“ABS”)	1,206	862
Mortgage-backed securities (“MBS”)	92	419
Total fixed income securities	$66,551	$59,044
Fixed income securities are rated by third-party credit rating agencies and/or are internally rated. As of September 30, 2020, 87.4% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

Third Quarter 2020 Form 10-Q 91

Investments

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	September 30, 2020
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$2,850	$113	$—	$—	$—	$—
Municipal	9,336	727	308	31	8	—
Corporate
Public	15,155	1,243	18,672	1,359	2,836	114
Privately placed	4,400	329	5,210	287	2,546	38
Total corporate	19,555	1,572	23,882	1,646	5,382	152
Foreign government	1,001	43	11	2	5	—
ABS	1,108	2	12	(3)	11	(1)
MBS	49	3	26	—	3	—
Total fixed income securities	$33,899	$2,460	$24,239	$1,676	$5,409	$151

	B		CCC and lower		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$2,850	$113
Municipal	11	—	46	3	9,709	761
Corporate
Public	547	(13)	44	(7)	37,254	2,696
Privately placed	2,043	16	224	(6)	14,423	664
Total corporate	2,590	3	268	(13)	51,677	3,360
Foreign government	—	—	—	—	1,017	45
ABS	24	(4)	51	1	1,206	(5)
MBS	—	—	14	7	92	10
Total fixed income securities	$2,625	$(1)	$379	$(2)	$66,551	$4,284
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

Types of properties collateralizing the mortgage loan portfolio
(% of mortgage loan portfolio carrying value)	September 30, 2020
Apartment complex	38.0%
Office buildings	22.3
Warehouse	15.1
Retail	12.7
Other	11.9
Total	100.0%
For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.

92 www.allstate.com

Investments

Limited partnership interests include $5.83 billion of interests in private equity funds, $1.12 billion of interests in real estate funds and $287 million of interests in other funds as of September 30, 2020. We have commitments to invest additional amounts in limited partnership interests totaling $2.84 billion as of September 30, 2020.

Private equity limited partnerships by sector
(% of carrying value)	September 30, 2020
Industrial	18.5%
Consumer staples	11.9
Consumer discretionary	10.5
Utilities	10.3
Information technology	9.7
Healthcare	9.0
Other	30.1
Total	100.0%

Real estate limited partnerships by sector
(% of carrying value)	September 30, 2020
Industrial	31.2%
Residential	25.2
Office	12.8
Other	30.8
Total	100.0%
Other investments include $1.03 billion of direct investments in real estate as of September 30, 2020.

Direct real estate investments by sector
(% of carrying value)	September 30, 2020
Residential	41.0%
Industrial	18.1
Retail	13.5
Agriculture	10.8
Timber	10.1
Other	6.5
Total	100.0%

Unrealized net capital gains (losses)
	September 30,	December 31,
($ in millions)	2020	2019
U.S. government and agencies	$113	$115
Municipal	761	540
Corporate	3,360	1,988
Foreign government	45	11
ABS	(5)	2
MBS	10	95
Fixed income securities	4,284	2,751
Derivatives	(3)	(3)
EMA limited partnerships	(4)	(4)
Unrealized net capital gains and losses, pre-tax	$4,277	$2,744

Third Quarter 2020 Form 10-Q 93

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	September 30, 2020
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy
Midstream	$1,657	$85	$(18)	$1,724
Independent/upstream	302	19	(17)	304
Integrated	515	53	(1)	567
Other	251	12	(6)	257
Total energy	2,725	169	(42)	2,852
Transportation
Airlines	341	4	(30)	315
Railroad and other	1,623	192	(5)	1,810
Total transportation	1,964	196	(35)	2,125
Financial services
Finance companies	500	16	(28)	488
Life insurance	942	59	(1)	1,000
Other	1,419	98	(1)	1,516
Total financial services	2,861	173	(30)	3,004
Consumer goods
Cyclical
Gaming, lodging and leisure	611	24	(3)	632
Automotive	1,855	92	(1)	1,946
Retailers	1,163	116	(1)	1,278
Restaurants	525	40	—	565
Other	1,144	71	(7)	1,208
Total cyclical	5,298	343	(12)	5,629
Non-cyclical	8,506	606	(8)	9,104
Total consumer goods	13,804	949	(20)	14,733
Banking	5,541	300	(18)	5,823
Utilities	6,071	601	(16)	6,656
Communications	3,464	285	(13)	3,736
Basic industry	2,438	190	(8)	2,620
Capital goods	5,442	397	(7)	5,832
Technology	3,738	286	(4)	4,020
Other	269	8	(1)	276
Total corporate fixed income portfolio	48,317	3,554	(194)	51,677
U.S. government and agencies	2,737	114	(1)	2,850
Municipal	8,948	769	(8)	9,709
Foreign government	972	45	—	1,017
ABS	1,211	9	(14)	1,206
MBS	82	10	—	92
Total fixed income securities	$62,267	$4,501	$(217)	$66,551

94 www.allstate.com

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	December 31, 2019
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy
Midstream	$1,570	$77	$(4)	$1,643
Independent/upstream	422	19	(10)	431
Integrated	406	32	—	438
Other	237	11	—	248
Total energy	2,635	139	(14)	2,760
Transportation
Airlines	418	12	—	430
Railroad and other	1,613	120	—	1,733
Total transportation	2,031	132	—	2,163
Financial services
Finance companies	582	24	—	606
Life insurance	725	30	—	755
Other	1,169	53	(2)	1,220
Total financial services	2,476	107	(2)	2,581
Consumer goods
Cyclical
Gaming, lodging and leisure	596	28	—	624
Automotive	1,463	42	(1)	1,504
Retailers	920	52	—	972
Restaurants	390	19	—	409
Other	1,056	49	(3)	1,102
Total cyclical	4,425	190	(4)	4,611
Non-cyclical	7,112	316	(1)	7,427
Total consumer goods	11,537	506	(5)	12,038
Banking	4,610	143	(14)	4,739
Utilities	5,197	385	(6)	5,576
Communications	2,721	158	(2)	2,877
Basic industry	1,897	114	(2)	2,009
Capital goods	4,945	229	(1)	5,173
Technology	2,765	112	(1)	2,876
Other	276	10	—	286
Total corporate fixed income portfolio	41,090	2,035	(47)	43,078
U.S. government and agencies	4,971	141	(26)	5,086
Municipal	8,080	551	(11)	8,620
Foreign government	968	16	(5)	979
ABS	860	8	(6)	862
MBS	324	96	(1)	419
Total fixed income securities	$56,293	$2,847	$(96)	$59,044
In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Third Quarter 2020 Form 10-Q 95

Investments

Equity securities by sector
	September 30, 2020			December 31, 2019
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Energy	$102	$(12)	$90	$275	$15	$290
Capital goods	155	(11)	144	331	91	422
Utilities	53	8	61	116	38	154
Transportation	38	13	51	81	32	113
Basic industry	46	19	65	135	40	175
Other (1)	1,198	425	1,623	2,526	1,062	3,588
Funds
Fixed income	1,463	27	1,490	1,727	62	1,789
Equities	812	59	871	1,377	254	1,631
Total funds	2,275	86	2,361	3,104	316	3,420
Total equity securities	$3,867	$528	$4,395	$6,568	$1,594	$8,162

(1)	Other is comprised of REITs, communications, financial services, banking, consumer goods and technology sectors.

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Fixed income securities	$541	$546	$1,597	$1,627
Equity securities	24	57	61	155
Mortgage loans	54	54	165	161
Limited partnership interests	200	197	(212)	460
Short-term investments	2	28	21	80
Other	59	66	184	196
Investment income, before expense	880	948	1,816	2,679
Investment expense
Investee level expenses (1)	(11)	(19)	(38)	(59)
Securities lending expense	—	(10)	(6)	(32)
Operating costs and expenses	(37)	(39)	(110)	(118)
Total investment expense	(48)	(68)	(154)	(209)
Net investment income	$832	$880	$1,662	$2,470

Market-based	660	728	1,990	2,156
Performance-based	220	220	(174)	523
Investment income, before expense	$880	$948	$1,816	$2,679

(1)	Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.
Net investment income decreased 5.5% or $48 million in the third quarter of 2020 compared to the third quarter of 2019, primarily due to a decline in market-based income resulting from lower interest-bearing portfolio yields. Net investment income decreased 32.7% or $808 million in the first nine months of 2020 compared to the same period of 2019, primarily due to lower performance-based investment results, mainly from limited partnership interests, and a decline in market-based income due to lower interest-bearing portfolio yields.

96 www.allstate.com

Investments

Performance-based investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Limited partnerships
Private equity	$211	$125	$(201)	$336
Real estate	(10)	71	(10)	121
Performance-based - limited partnerships	201	196	(211)	457

Non-limited partnerships
Private equity	1	5	(16)	18
Real estate	18	19	53	48
Performance-based - non-limited partnerships	19	24	37	66

Total
Private equity	212	130	(217)	354
Real estate	8	90	43	169
Total performance-based income before investee level expenses	$220	$220	$(174)	$523

Investee level expenses (1)	(10)	(18)	(35)	(54)
Total performance-based income	$210	$202	$(209)	$469

(1)
Investee level expenses include asset level operating expenses reported in investment expense. Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

Performance-based investment income increased $8 million in the third quarter of 2020 compared to the third quarter of 2019, primarily due to higher valuations of private equity investments, partially offset by lower gains on sales of underlying investments. Performance-based investment income decreased $678 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due to lower valuations of private equity investments.

Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Third Quarter 2020 Form 10-Q 97

Investments

Components of realized capital gains (losses) and the related tax effect
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Sales (1)	$233	$147	$800	$359
Credit losses (2)
Fixed income securities	(2)	(1)	(10)	(12)
Mortgage Loans	1	—	(40)	—
Limited partnership interests	—	(1)	(10)	(4)
Other investments	11	(12)	(19)	(27)
Total credit losses	10	(14)	(79)	(43)
Valuation of equity investments - appreciation (decline):
Equity securities	180	23	(52)	689
Equity fund investments in fixed income securities	22	17	(16)	82
Limited partnerships (3)	29	(16)	(43)	80
Total valuation of equity investments	231	24	(111)	851
Valuation and settlements of derivative instruments	(34)	40	72	16
Realized capital gains (losses), pre-tax	440	197	682	1,183
Income tax expense	(94)	(42)	(148)	(248)
Realized capital gains (losses), after-tax	$346	$155	$534	$935

Market-based	459	171	656	1,063
Performance-based	(19)	26	26	120
Realized capital gains (losses), pre-tax	$440	$197	$682	$1,183

(1)	Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.

(3)	Relates to limited partnerships where the underlying assets are predominately public equity securities.
Realized capital gains in the third quarter of 2020 related primarily to gains on sales of fixed income securities and increased valuation of equity investments. Realized capital gains in the first nine months of 2020 related primarily to gains on sales of fixed income securities and increased valuation and settlements of derivative instruments, partially offset by lower valuation of equity investments in the first quarter.
Sales in the third quarter and the first nine months of 2020 related primarily to fixed income securities in connection with ongoing portfolio management.

Valuation and settlements of derivative instruments in the third quarter of 2020 primarily comprised of losses on foreign currency contracts due to the weakening of the U.S. dollar and losses on equity options used for risk management due to increases in indices. Valuation and settlements of derivative instruments in the first nine months of 2020 primarily comprised of gains on interest rate futures used to increase asset duration, equity futures used for risk management due to a decrease in indices and foreign currency contracts due to the strengthening of the U.S. dollar, partially offset by losses on interest rate futures used for risk management.

Realized capital gains (losses) for performance-based investments
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Sales (1)	$(7)	$(1)	$(5)	$59
Credit losses (2)	2	(1)	(11)	(4)
Valuation of equity investments	8	7	33	34
Valuation and settlements of derivative instruments	(22)	21	9	31
Total performance-based	$(19)	$26	$26	$120

(1)	Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.

(2)
Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.

Realized capital losses for performance-based investments in the third quarter of 2020 primarily related to losses on valuation and settlement of derivative instruments. Realized capital gains for performance-based investments in the first nine months of 2020 primarily related to increased valuation of equity investments.

98 www.allstate.com

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	September 30, 2020	December 31, 2019
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$24,430	$24,048
Accumulated other comprehensive income	2,833	1,950
Total shareholders’ equity	27,263	25,998
Debt	6,635	6,631
Total capital resources	$33,898	$32,629

Ratio of debt to shareholders’ equity	24.3%	25.5%
Ratio of debt to capital resources	19.6	20.3
Shareholders’ equity increased in the first nine months of 2020, primarily due to net income and increased unrealized capital gains on investments, partially offset by common share repurchases, dividends paid to shareholders and redemption of preferred stock. In the nine months ended September 30, 2020, we paid dividends of $500 million and $82 million related to our common and preferred shares, respectively.
Debt maturities $250 million of floating rate senior notes are scheduled to mature in March 2021. We do not have any scheduled debt maturities in 2020.

Debt maturities for each of the next five years and thereafter (excluding issuance costs)
($ in millions)
2020	$—
2021	250
2022	—
2023	750
2024	—
2025	—
Thereafter	5,691
Total long-term debt principal	$6,691
Common share repurchases As of September 30, 2020, there was $1.56 billion remaining on the $3.00 billion common share repurchase program that is expected to be completed by the end of 2021.
In September 2020, we entered into an accelerated share repurchase agreement (“ASR agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to purchase $750 million of our outstanding common stock. Under the ASR agreement, we paid $750 million upfront and initially acquired 7.0 million shares. The actual number of shares we repurchase under this ASR agreement, and the average price paid per share, will be determined at the completion of the ASR agreement based on the volume weighted average price of Allstate’s common stock during the period of Goldman Sachs’ purchases. This ASR agreement is expected to be completed on or before January 12, 2021.

During the first nine months of 2020, we repurchased 17.4 million common shares, or 5.5% of total common shares outstanding at December 31, 2019, for $1.7 billion.
Common shareholder dividends On January 2, 2020, April 1, 2020 and July 1, 2020, we paid common shareholder dividends of $0.50, $0.54 and $0.54, respectively. On July 16, 2020, we declared a common shareholder dividend of $0.54 payable on October 1, 2020.
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
There have been no changes to the Corporation’s debt and short-term issuer ratings of A3 and P-2, respectively, the insurance financial strength rating of Aa3 for AIC and A2 for ALIC and AAC from Moody’s since December 31, 2019.

Third Quarter 2020 Form 10-Q 99

Capital Resources and Liquidity

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
Parent company capital capacity Parent holding company deployable assets totaled $2.83 billion as of September 30, 2020, primarily comprised of cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of September 30, 2020, we held $6.84 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would expect to be able to liquidate within one week.
Intercompany dividends were paid in the first nine months of 2020 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”) and the Corporation.

Intercompany dividends
($ in millions)	September 30, 2020
AIC to AIH	$3,133
AIH to the Corporation	3,133

Based on the greater of 2019 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2020 is estimated at $3.73 billion, less dividends paid during the preceding twelve months measured at that point in time. As of September 30, 2020, we paid dividends of $3.13 billion.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of September 30, 2020, we satisfied all the requirements with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first nine months of 2020, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:

•
The Corporation, AIC and ALIC have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.7% as of September 30, 2020. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2020.

•
The Corporation can issue commercial paper for short-term borrowings up to $1.00 billion. The combined total amount outstanding at any one point from commercial paper borrowings and the credit facility cannot exceed the amount that can be borrowed under the credit facility. As of

100 www.allstate.com

Capital Resources and Liquidity

September 30, 2020, there were no commercial paper borrowings outstanding.

•
The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2021. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 596 million shares of treasury stock as of September 30, 2020), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $17.29 billion as of September 30, 2020.

Contractholder funds by contractual withdrawal provisions
($ in millions)	September 30, 2020	Percent to total
Not subject to discretionary withdrawal	$2,638	15.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,872	28.2
Market value adjustments (2)	717	4.1
Subject to discretionary withdrawal without adjustments (3)	9,061	52.4
Total contractholder funds	$17,288	100.0%

(1)	Includes $1.67 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$307 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)90% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
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

The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 5.3% and 6.1% in the first nine months of 2020 and 2019, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

Third Quarter 2020 Form 10-Q 101

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

102 www.allstate.com

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
July 1, 2020 - July 31, 2020
Open Market Purchases	697,583	$91.91	695,815
August 1, 2020 - August 31, 2020
Open Market Purchases	627,139	$95.25	626,854
September 1, 2020 - September 30, 2020
Open Market Purchases	391,342	$93.99	391,166
ASR Agreement (2)	6,984,005		6,984,005
Total	8,700,069		8,697,840	$1.56	billion

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

July: 1,768
August: 285
September: 176

(2)
On September 18, 2020, Allstate entered into an accelerated share repurchase agreement (“ASR agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”), to purchase $750 million of our outstanding shares of common stock. In exchange for an upfront payment of $750 million, Goldman Sachs initially delivered 6,984,005 shares to Allstate. The actual number of shares we repurchase under the ASR agreement, and the average price paid per share, will be determined at the completion of the ASR agreement based on the volume weighted average price of Allstate’s common stock during the period of Goldman Sachs’ purchases, which will end by January 2021.

(3)	From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

(4)	In February 2020, we announced the approval of a common share repurchase program for $3 billion, which is expected to be completed on or before January 12, 2021.

Third Quarter 2020 Form 10-Q 103

Other Information Part II.

Item 6. Exhibits

(a)	Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 4, 2020, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
104 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 4, 2020	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Third Quarter 2020 Form 10-Q 105