Form 10-K
period 2020-12-31
ALLSTATE CORP
filed 2021-02-22
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was approximately $29.94 billion.
As of January 29, 2021, the registrant had 302,873,426 shares of common stock outstanding.
Documents Incorporated By Reference
Portions of the following documents are incorporated herein by reference as follows:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be held on May 25, 2021, (the “Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

2020 Form 10-K Item 1. Business
Part I
Item 1.  Business
The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992, to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company, Allstate Life Insurance Company and other subsidiaries (collectively, including The Allstate Corporation, “Allstate”).
Allstate protects people from life’s uncertainties with a wide array of protection for autos, homes, electronic devices and identity theft. Allstate is primarily engaged in the property and casualty insurance business in the United States and Canada. Additionally, Allstate provides customers other protection solutions such as life, accident and health insurance and protection plans that cover electronic devices and personal identities.
The Allstate Corporation is one of the largest publicly held personal lines insurers in the United States. Allstate’s personal property-liability strategy is to increase market share by offering consumers a broad suite of personal lines solutions and a competitive value proposition across distribution channels. The Allstate brand is widely known through the “You’re In Good Hands With Allstate®” slogan. Allstate is the fourth largest personal property and casualty insurer in the United States on the basis of 2019 statutory direct premiums written according to A.M. Best.
Allstate also has strong market positions in other protection solutions. Allstate Benefits provides accident, health and life insurance through employers and is one of the top voluntary benefits carriers in the market based on a 2019 voluntary/worksite industry survey. Allstate Protection Plans provides protection plans on a wide variety of consumer goods such as cell phones, tablets, computers, furniture and appliances, and has a leading position in distribution through major retailers. Allstate Identity Protection, which provides identity protection, has a leading position in worksite distribution. In total, Allstate had 175.9 million policies in force (“PIF”) as of December 31, 2020.

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
Subsequent event On January 26, 2021, Allstate announced an agreement to sell Allstate Life Insurance Company (“ALIC”) and certain affiliates for $2.8 billion to Antelope US Holdings Company, an affiliate of an investment fund associated with The Blackstone Group Inc. Allstate will retain ownership of Allstate Life Insurance Company of New York (“ALNY”) while pursuing alternatives to sell or otherwise transfer risk to a third party. ALIC and certain affiliates represent approximately 80% of Allstate Life and Allstate Annuity reserves for life-contingent contract benefits and contractholder funds as of December 31, 2020 and generated net income of approximately $290 million and $470 million in 2020 and 2019, respectively. A loss on disposition estimated at $3 billion, after-tax, will be recorded in the first quarter of 2021. The ultimate amount of the loss on sale will be impacted by purchase price adjustments associated with certain pre-close transactions specified in the stock purchase agreement, changes in statutory capital and surplus prior to the closing date and the closing date equity of ALIC determined under GAAP, excluding unrealized gains and losses. The transaction is expected to close in the second half of 2021, subject to regulatory approvals and other customary closing conditions.
On January 4, 2021, Allstate completed the acquisition of National General Holdings Corp. (“National General”), expanding its independent agent channel business.
For additional information, see Part II, Item 8 - Note 3 of the consolidated financial statements of this report.

The Allstate Corporation 1

2020 Form 10-K Item 1. Business
Strategy, Transformative Growth, Our Shared Purpose and Segment Information
Our strategy has two components: increase personal property-liability market share (see Allstate Protection segment) and expand protection offerings by leveraging the Allstate brand, customer base and capabilities.
Transformative Growth is about creating a business model, capabilities and culture that continually transform to deliver market share. This is done by focusing on the customer by expanding access and improving value. The ultimate objective is to create continuous transformative growth in all businesses by delivering affordable, simple and connected protection solutions.
We are expanding protection businesses utilizing enterprise capabilities and resources such as distribution, analytics, claims, investment expertise, talent and capital. Using innovative growth platforms (such as telematics and identity protection) and broad distribution including: Allstate exclusive agents, independent agents, contact centers, online, retailers, workplace benefits brokers, auto dealers, original equipment manufacturers and telecom providers further enhance our customer value proposition.
Allstate has thrived for 89 years by adapting to better serve customers. Our two-part strategy builds on this success by leveraging the Allstate brand, people and technology to improve our long-term competitive position and accelerate growth.
(1)ALIC and certain affiliates to be divested and we will broaden non-proprietary product distribution to include life insurance.
2 www.allstate.com

2020 Form 10-K Item 1. Business

Our Shared Purpose
As the good hands...	our values	our operating standards	our behaviors
•We empower customers with protection to help them achieve their hopes and dreams.
•We provide affordable, simple and connected protection solutions.
•We create opportunity for our team, economic value for our shareholders and improve communities.

•Integrity is non-negotiable.
•Inclusive Diversity & Equity values and leverages unique identities with equitable opportunity and rewards.
•Collective Success is achieved through empathy and prioritizing enterprise outcomes ahead of individuals.

•Focus on Customers by anticipating and exceeding service expectations at low costs.
•Be the Best at protecting customers, developing talent and running our businesses.
•Be Bold with original ideas using speed and conviction to beat the competition.
•Earn Attractive Returns by providing customer value, proactively accepting risk and using analytics.

•Collaborate early and often to develop and implement comprehensive solutions and share learnings.
•Challenge Ideas to leverage collective expertise, evaluate multiple alternatives and create the best path forward.
•Provide Clarity for expected outcomes, decision authority and accountability.
•Provide Feedback that is candid, actionable, independent of hierarchy and safe.

Reportable segments
Allstate Protection (1)	Includes the Allstate and Encompass brands and Answer Financial. Offers private passenger auto, homeowners, other personal lines and commercial insurance through agents, contact centers and online. Esurance results were combined into the Allstate brand in the third quarter of 2020.
Protection Services (previously Service Businesses)	Includes Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection, which offer a broad range of solutions and services that expand and enhance our customer value propositions.
Allstate Life (2)	Consists of traditional, interest-sensitive and variable life insurance products primarily through Allstate exclusive agents and exclusive financial specialists.
Allstate Benefits	Offers voluntary benefits products, including life, accident, critical illness, short-term disability and other health insurance products sold through independent agents, benefits brokers and Allstate exclusive agents.
Allstate Annuities (2)	Consists of deferred fixed annuities and immediate fixed annuities (including standard and sub-standard structured settlements) in run-off.
Discontinued Lines and Coverages (1)	Relates to property and casualty insurance policies written during the 1960's through the mid-1980's with exposure to asbestos, environmental and other claims in run-off.
Corporate and Other	Includes holding company activities and certain non-insurance operations.
(1)Allstate Protection and Discontinued Lines and Coverages segments comprise Property-Liability.
(2)The pending sale of ALIC and certain affiliates represents approximately 90% of Allstate Life and 75% of Allstate Annuities reserves for life-contingent contract benefits and contractholder funds.

3 www.allstate.com

2020 Form 10-K Item 1. Business
Allstate Protection Segment
Our Allstate Protection segment accounted for 90.0% of Allstate’s 2020 consolidated insurance premiums and contract charges and 19.1% of Allstate’s December 31, 2020 PIF. Private passenger auto, homeowners, other personal lines and commercial insurance products offered through both exclusive and independent agents and directly through contact centers and online are included in this segment. Our strategy is to provide open access and choice of interaction, while offering affordable, simple and connected solutions to meet customers’ evolving needs and protect them from life’s uncertainties.
Strategy Allstate Protection segment is key to the strategy of increasing personal lines market share through Transformative Growth focusing on:
•Allstate brand growth, while making it easier to do business with us and reducing our cost structure
•Expanding Independent Agency channel business with the acquisition of National General in January 2021
We have three market-facing property-liability businesses, Allstate brand, Encompass brand and Answer Financial with products and services that cater to different customer preferences for advice and brand recognition. Starting in 2021, Allstate Independent Agency and Encompass organizations will be integrated into National General.
We serve our consumers using differentiated products, analytical expertise, telematics and an integrated digital enterprise that leverages data and technology to execute processes with a focus on greater effectiveness and efficiency.

Transformative Growth

Expanding Customer Access	Expanding open access and customer choice of solutions under the Allstate brand across multiple channels, including Exclusive Agency and direct (online or call centers)
Driving direct growth through improving online quote flow and enhancing call center practices
Continuing to emphasize growth and customer service in existing Exclusive Agencies
Stopped appointing new agents while building and scaling new agent models, such as the Allstate Sales Agent, to offer different access points to Allstate brand products at a lower distribution cost
Lowering the Allstate brand distribution expense ratio

Establishing a market leading position in the independent agency channel as a top five personal lines carrier with the National General acquisition, utilizing its broad range of products and strong technology platform

Improving Customer Value	Building affordable, simple and connected protection solutions
Improving the competitive prices of products through efficiencies, automation, optimized vendor management, lower distribution costs, and retirement of legacy technologies
Enhancing pricing sophistication to price products based on customer needs and risks and improving our purchase process with automated decision support
Increasing engagement with the Allstate Mobile app and new business penetration of telematics products, including pay-per-mile insurance
Leveraging our circle of protection to provide added protection solutions
4 www.allstate.com

Item 1. Business 2020 Form 10-K

Additional Information and Strategy Updates
Commercial lines strategy We continue to focus on profitable expansion of our shared economy commercial lines business, which is primarily comprised of transportation network companies. Traditional small business commercial insurance is being enhanced through new product development using technology to improve customer experience and reduce costs while leveraging enterprise capabilities. Profit improvement actions continue for our traditional commercial lines insurance products, emphasizing pricing, claims, governance and operational improvements.
Independent agent strategy On January 4, 2021, we completed the acquisition of National General, significantly enhancing our strategic position in the independent agency channel. The transaction will increase our market share in personal property-liability by over one percentage point and enhance our independent agent-facing technology. It will significantly expand our distribution footprint, leading us to be a top five personal lines carrier in the independent agency distribution channel. Additional expansion opportunities through independent agents also exist in standard auto and homeowners insurance by leveraging Allstate’s capabilities.
National General provides personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed property, supplemental health and other niche insurance products. Auto insurance represents approximately 60% of premium with a significant presence in the non-standard auto market.
As part of the acquisition, Allstate Independent Agency and Encompass organizations will be integrated into National General by:
•Migrating Encompass policyholders and business operations to National General and sunset Encompass infrastructure
•Transitioning Allstate Independent Agent new business to National General as mid-market products roll out
Answer Financial strategy Answer Financial is an insurance agency that sells other insurance companies’ products directly to customers online. Our strategy as a technology-enabled insurance agency is to provide comparison shopping and related services for businesses, offering customers choice, convenience and ease of use.
Allstate Protection pricing and risk management strategies Our pricing and underwriting strategies and decisions are designed to generate sustainable profitable growth.
A proprietary database of underwriting and loss experience enables sophisticated pricing algorithms and methodologies to more accurately price risks while also seeking to attract and retain customers in multiple risk segments.
•For auto insurance, risk evaluation factors can include, but are not limited to: vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring utilizing telematics data and other consumer information.
•For property insurance, risk evaluation factors can include, but are not limited to: the amount of insurance purchased; geographic location of the property; loss history; age, condition and construction characteristics of the property; and characteristics of the insured including insurance scoring utilizing other consumer information.
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
Property catastrophe exposure is managed with the goal of providing shareholders an acceptable return on the risks assumed in the property business. Catastrophe exposure management includes purchasing reinsurance to provide coverage for known exposure to hurricanes, earthquakes and fires following earthquakes, wildfires and other catastrophes. Our current catastrophe reinsurance program supports our risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes and earthquakes, excluding other catastrophe losses and, net of reinsurance, exceeding $2 billion.
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
The Allstate Corporation 5

2020 Form 10-K Item 1. Business
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
(1)Insurance products are offered by the Allstate and Encompass brands.

Distribution
Allstate brand
In the U.S., we offer products through 10,400 Allstate exclusive agents operating in 10,300 locations, supported by 23,900 licensed sales professionals, and 1,000 exclusive financial specialists. We also offer products through 5,200 independent agents, contact centers and online. In Canada, we offer Allstate brand products through 1,000 employee sales agents.

Encompass brand	Distributed through 3,100 independent agents.
Answer Financial	Comparison quotes and sales offered to customers online or through contact centers.
Allstate exclusive agents also support the Protection Services, Allstate Life and Allstate Benefits segments through offering roadside assistance, consumer protection plans, identity protection, life insurance and voluntary benefits products. We expect to discontinue sales of proprietary life insurance products during the second quarter of 2021, and will expand the non-proprietary product suite to include a range of life insurance products offered by third-party providers.
Exclusive agent compensation structure The compensation structure for Allstate exclusive agents rewards them for delivering high value to customers and achieving certain business outcomes such as profitable growth and household penetration. Allstate exclusive agent remuneration comprises a base commission, variable compensation and a bonus.
•Agents receive a monthly base commission payment as a percentage of their total eligible written premium.
•Variable compensation rewards agents for acquiring new customers by exceeding a base production goal.
•Bonus compensation is based on a percentage of premiums and can be earned by agents who are meeting certain sales goals and selling additional policies to meet customer needs profitably.
Compensation for 2021 includes a shift in variable compensation toward new business, including homeowners, and eliminates variable compensation for renewing customers. We are aligning agent compensation to emphasize growth while simultaneously improving customer service consistency.
Agents have the ability to earn commissions and additional bonuses on non-proprietary products provided to customers when an Allstate product is not available through Ivantage, a leading provider of property and casualty brokerage services, and arrangements made with other companies, agencies, and brokers. As of December 31, 2020, Ivantage had $1.94 billion non-proprietary premiums under management, consisting of approximately $1.72 billion of personal insurance premiums primarily related to property business in hurricane exposed areas, and approximately $222 million of commercial insurance premiums.
6 www.allstate.com

Item 1. Business 2020 Form 10-K

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
Allstate House and Home®
Featured options include Claim RateGuard®, Claim-Free Bonus, Deductible Rewards® and flexibility in options and coverages, including graduated roof coverage and pricing based on roof type and age for damage related to wind and hail events.

	Claim Satisfaction Guarantee®	Promised return of premium to standard auto insurance customers dissatisfied with their claims experience.
Bundling Benefits
Auto customers with a qualifying property policy are provided an auto renewal guarantee and a deductible waiver (when the same event, with the same covered cause of loss, damages both auto and property). Offered in 47 states and District of Columbia (“D.C.”) as of December 31, 2020.

New Car Replacement Protection
Replaces a qualifying customer’s vehicle (two model years old or less) involved in a total loss accident with a vehicle of the same or similar make and model. Offered in 50 states and D.C. as of December 31, 2020.

Encompass brand	EncompassOne® Policy
Packaged insurance product with one premium, one bill, one policy deductible and one renewal date. Broad coverage options include customizable features such as enhanced accident forgiveness, new-car replacement coverage, walk-away home coverage option should the insured decide not to rebuild, flexible additional living expense coverage, water-sewer backup coverage options and roadside assistance. This product is offered in 36 states and the District of Columbia (“D.C.”) as of December 31, 2020.

Surround Solutions by Encompass®
Offers auto (6-months), homeowner and specialty lines products, pricing, services and support designed to provide flexibility and be customized based on consumer needs. Offered exclusively in four states for Encompass as of December 31, 2020.

Telematics solutions
Allstate brand	Drivewise®
Telematics-based program, available in 50 states and the District of Columbia as of December 31, 2020, that uses a mobile application or an in-car device to capture driving behaviors and encourage safe driving. It provides customers with information and tools, incentives and driving challenges. For example, in most states, Allstate Rewards® provides reward points for safe driving.

	Milewise®	Usage-based insurance product, available in 17 states as of December 31, 2020, that gives customers flexibility to customize their insurance and pay based on the number of miles they drive.
DriveSense®
Telematics-based insurance program offered by Esurance, available in 37 states as of December 31, 2020, that primarily uses a mobile application to capture driving behaviors and reward customers for safe driving.

Encompass brand	Routely®	Telematics application, available in 18 states as of December 31, 2020, used to capture driving behaviors and reward customer participation.
Shared economy solutions
Allstate brand	Transportation Network Company Commercial Auto	Commercial coverage of transportation networking company independent drivers during various phases of the ride sharing service.
	Allstate Ride for Hire®/ HostAdvantage®	Supplemental personal insurance coverage for those using their vehicle to drive for a transportation network company or their house for peer-to-peer property sharing.
The Allstate Corporation 7

2020 Form 10-K Item 1. Business
Competition
The personal lines insurance markets, including private passenger auto and homeowners insurance, are highly competitive. The following charts provide Allstate Protection’s combined market share compared to our principal U.S. competitors using statutory direct written premium for the year ended December 31, 2019, according to A.M. Best.
On January 4, 2021, we completed the acquisition of National General and we estimate that our market share in personal lines insurance will increase by 1.1%, totaling 10.0%, ranking Allstate as the second largest personal lines insurer in the United States, based on statutory direct written premium for the year ended December 31, 2019, according to A.M. Best.

Geographic markets
We primarily operate in the U.S (all 50 states and D.C.) and Canada. Our top geographic markets based on 2020 statutory direct premiums are reflected below. The geographic distribution does not include National General results.

8 www.allstate.com

Item 1. Business 2020 Form 10-K

Protection Services Segment
Our Protection Services segment accounted for 4.3% of Allstate’s 2020 consolidated total revenue and 77.5% of Allstate’s December 31, 2020 PIF. Protection Services includes AllstateSM Protection Plans, Allstate Dealer Services®, Allstate Roadside, Arity® and AllstateSM Identity Protection, which offer a broad range of products and services that expand and enhance customer value propositions.
Strategy - Protection Services are a key part of our strategy by expanding other protection businesses and increasing our total addressable market by delivering superior value propositions and building strategic platforms to connect and engage with customers and effectively address their changing needs and preferences.

Allstate Protection Plans	Expand distribution of consumer protection plan and technical support products through new and existing retail and mobile operator accounts while increasing profitability and returns.
Allstate Dealer Services	Expand distribution of Allstate branded finance and insurance products and services through auto dealerships.
Allstate Roadside	Modernize the roadside assistance business through technology and enhance capabilities to deliver a superior customer experience while improving efficiency and returns.
Arity	Leverage analytics and deep understanding of driver risk to create a strategic platform. The platform will be used by those industries affected most by the changing face of transportation, including insurance companies, shared mobility companies and the automotive ecosystem.
Allstate Identity Protection	Create a leading position in the identity protection market, offering full identity protection monitoring with proactive alerts, digital exposure reporting and identity theft reimbursement as well as expanding into other distribution channels.
Products and distribution

Products and services
Allstate Protection Plans	Provides consumer protection plans and related technical support for mobile phones, consumer electronics, furniture and appliances which provide customers protection from mechanical or electrical failure, and in certain cases, accidental damage from handling.
Allstate Dealer Services	Offers finance and insurance products, including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel protection, and paintless dent repair protection.
Allstate Roadside	Offers towing, jump-start, lockout, fuel delivery and tire change services to retail customers and customers of our wholesale partners.
Arity	Provides data and analytics solutions with the Arity platform using automotive telematics information. Customers receive value from our solutions either by using web-based software tools, white labeled mobile applications or through embedding our technology in their mobile applications.
Allstate Identity Protection	Provides identity protection services including monitoring, alerts, remediation and a proprietary indicator of identity health.

Distribution channels
Allstate Protection Plans	Major retailers in the U.S. and mobile operators in Europe.
Allstate Dealer Services	Independent agents and brokers through auto dealerships in the U.S. in conjunction with the purchase of a new or used vehicle.
Allstate Roadside	Allstate exclusive agents, wholesale partners, affinity groups and a mobile application.
Arity	Sells directly to affiliate and non-affiliate customers and through strategic partners.
Allstate Identity Protection	Primarily through workplace benefit programs and direct to consumer using the mobile application and online.
Geographic markets
Protection Services primarily operate in the U.S. and Canada, with Allstate Protection Plans also offering services in Europe and Japan.
Competition
We compete on a variety of factors, including product offerings, brand recognition, financial strength, price, distribution and the customer experience. The market for these services is highly fragmented and competitive.
The Allstate Corporation 9

2020 Form 10-K Item 1. Business
Allstate Benefits Segment
Strategy
Our Allstate Benefits segment accounted for 2.6% of Allstate’s 2020 consolidated total revenue and 2.2% of Allstate’s December 31, 2020 PIF. The Allstate Benefits segment provides consumers with financial protection against the risk of accidents, illness and mortality. We are among the industry leaders in the growing and highly competitive voluntary benefits market, offering a broad range of products through workplace enrollment. Our life insurance portfolio includes individual and group permanent life solutions. Target customers are middle market consumers with family and financial protection needs employed by small, medium and large sized firms. Allstate Benefits is well represented in all market segments and is a leader in the large and mega (over 10,000 employees) market segments.
Our products are offered through independent agents, benefits brokers and Allstate exclusive agents. Allstate Benefits is differentiated through its broad product portfolio, flexible enrollment solutions, strong national accounts team and well-recognized brand.
Our strategy for growth is to deliver substantially more value through innovative products and technology, tailored solutions and exceptional service through investments in future-state technologies and data and analytics capabilities.
Products and distribution

Voluntary benefits products
Life	Hospital
Accident	Short-term disability
Critical illness	Other health

Distribution channels
4,160 workplace enrolling independent agents and benefits brokers.
Allstate exclusive agents, focusing on small employers.
On January 4, 2021, we completed the acquisition of National General. National General’s accident and health products include accident and non-major medical health insurance products and will be included in the Allstate Benefits segment. These products are offered direct to consumers through call centers and the internet, and through independent agents, general agencies, affinity relationships and the workplace.

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
Geographic markets
We primarily operate in the U.S. (all 50 states and D.C.) and Canada. The top geographic markets based on 2020 statutory direct premiums are reflected below.

10 www.allstate.com

Item 1. Business 2020 Form 10-K

Pending Sale of ALIC and Certain Affiliates
We announced the pending sale of ALIC and certain affiliates, which represents approximately 90% of Allstate Life and 75% of Allstate Annuities reserves for life-contingent contract benefits and contractholder funds. Allstate will retain ownership of ALNY while pursuing alternatives to sell or otherwise transfer risk to a third party. We expect to discontinue sales of proprietary life insurance products during the second quarter of 2021.
Allstate Life Segment
Strategy
Our Allstate Life segment accounted for 4.4% of Allstate’s 2020 consolidated total revenue and 1.1% of Allstate’s December 31, 2020 PIF.
Our strategy is to broaden Allstate’s customer relationships and value proposition. Target customers are middle market consumers with family and financial protection needs. Our business consists of traditional, interest-sensitive and variable life insurance sold through Allstate exclusive agents and exclusive financial specialists. Allstate exclusive agents and exclusive financial specialists also sell certain non-proprietary products offered by third-party providers, including mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance to provide a broad suite of protection and retirement products. As of December 31, 2020, Allstate agencies had approximately $17.9 billion of non-proprietary mutual funds and fixed and variable annuity account balances under management. New and additional deposits into these non-proprietary products were $2.2 billion in 2020.
We will expand the non-proprietary product suite available for distribution to include a range of life insurance products offered by third-party providers.
Competition
We compete on a variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and customer service. The market for life insurance continues to be highly fragmented and competitive. As of December 31, 2019, there were approximately 335 groups of life insurance companies in the United States.
Geographic markets
We operate in the U.S. (all 50 states and D.C.). Our top geographic markets based on 2020 statutory direct premiums are reflected below.

Allstate Annuities Segment
Strategy
Our Allstate Annuities segment accounted for 2.3% of Allstate’s 2020 consolidated total revenue and 0.1% of Allstate’s December 31, 2020 PIF. The Allstate Annuities segment consists primarily of deferred fixed annuities and immediate fixed annuities (including standard and sub-standard structured settlements).
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

The Allstate Corporation 11

2020 Form 10-K Item 1. Business
Other Business Segments
Discontinued Lines and Coverages Segment
The Discontinued Lines and Coverages segment includes results from property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s.
Strategy Management of this segment has been assigned to a designated group of professionals with expertise in claims handling, policy coverage interpretation, exposure identification, litigation and reinsurance collection. As part of its responsibilities, this group pursues settlement agreements including policy buybacks on direct excess commercial business when appropriate to improve the certainty of the liabilities.  At the end of 2020, 67.0% of the direct excess gross case reserves were attributable to settlement agreements. This group also manages other direct commercial and assumed reinsurance business in runoff and engages in reinsurance ceded and assumed commutations as required or when considered economically advantageous.
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
Corporate and Other Segment
Our Corporate and Other segment is comprised of holding company activities and certain non-insurance operations, including expenses associated with strategic initiatives.

12 www.allstate.com

Item 1. Business 2020 Form 10-K

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
Insurance Holding Company Regulation – Change of Control.    The Allstate Corporation and Allstate Insurance Company are insurance holding companies subject to regulation in the jurisdictions in which their insurance subsidiaries, including the insurance subsidiaries of National General, do business. In the U.S., these subsidiaries are organized under the insurance codes of Alabama, California, Florida, Illinois, Indiana, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, South Carolina and Texas. Additionally, some of these subsidiaries are considered commercially domiciled in California and Florida.
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
The Allstate Corporation 13

2020 Form 10-K Item 1. Business
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
Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation’s common stock would generally require prior approval by the state insurance departments in Alabama (where the threshold is five percent or more of The Allstate Corporation’s common stock), California, Florida, Illinois, Indiana, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, South Carolina and Texas. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of The Allstate Corporation’s common stock.
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
The speed with which an insurer can change rates in response to competition or increasing costs depends on the state rating laws, which include the following categories:
•Prior approval — Regulators must approve a rate before the insurer may use it
•File-and-use — Insurers do not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used
•Use-and-file — Requires an insurer to file rates within a certain period of time after the insurer begins using them
•No approval — One state, with an immaterial amount of written premiums, does not impose a rate filing requirement
Under these rating laws, the regulator has the authority to disapprove a rate filing. The percentage of 2020 statutory direct written premiums based on state rating laws are reflected below.
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
•On August 6, 2020, member companies of the MCCA were notified of the ratification of
14 www.allstate.com

Item 1. Business 2020 Form 10-K

amendments to the MCCA’s Plan of Operation. The amendments were designed to align the Plan of Operation with Public Acts 21 and 22, which passed in 2019.
•On July 2, 2020, portions of Public Acts 21 and 22 went into effect. The changes under those laws include:
–Allowing insureds to choose levels of personal injury protection coverage, including the option to opt-out of personal injury protection coverage in certain circumstances.
–Implementing mandated rate reductions that correspond to the level of personal injury protection coverage chosen by insureds.
–Implementing or creating new processes for reviewing claims, assessing allowable expenses and setting limits on certain allowable expenses.
•On July 2, 2021, legislation passed in 2019 will become effective, setting fee schedules for personal injury protection claims. Such fee schedules will be set at 200% of Medicare rates in 2021, declining to 195% in 2022 and 190% in 2023, for any providers other than certain unique categories of providers and applying to treatment on existing and new claims.
•Other legislative proposals to change the MCCA operation in the future and to adjust Public Acts 21 and 22 are put forth periodically.
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
Broker-Dealers, Investment Advisors and Investment Companies.    The Allstate entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the SEC, FINRA and/or, in some cases, state securities administrators. Certain state and federal regulators are considering or have implemented best interest or fiduciary standards. Such standards could impact products provided by Allstate agents and Allstate’s broker-dealers, their sales processes, sales volume, and producer compensation arrangements.
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
On December 19, 2018, the U.S. and the United Kingdom (“UK”) signed a separate Covered Agreement consistent with the U.S.-EU Covered Agreement to
The Allstate Corporation 15

2020 Form 10-K Item 1. Business
coordinate regulation of the insurance industry doing business in the U.S. and UK. Consistent with the U.S.-EU Covered Agreement (the “Agreement”) signed in 2017, Treasury and the USTR also issued a policy statement regarding implementation of the Agreement affirming the role that state insurance regulators play as the primary supervisors of the U.S. insurance industry.
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
For example, the California Consumer Privacy Act, which took effect in January 2020, adopted significant compliance requirements for businesses that collect personal information on California residents. In addition, the California Privacy Rights Act, which expands consumer privacy rights and establishes a new privacy regulatory agency, was passed in November 2020 and will become effective in January 2023. Further, the New York State Department of Financial Services cybersecurity regulation and the NAIC Insurance Data Security Model Law, which has been adopted in some form by several states, establish standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events. Additional states are also likely to adopt similarly themed cybersecurity requirements in the future. We cannot predict the impact on our business of possible future legislative measures regarding privacy or cybersecurity.
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
16 www.allstate.com

Item 1. Business 2020 Form 10-K

Human Capital
Allstate’s success is highly dependent on human capital. The wellbeing of our employees is a key priority, and Allstate strives to promote a dynamic and welcoming workplace that promotes inclusive diversity and equity, fosters collaboration and encourages employees to bring their best ideas to work every day. As of December 31, 2020, Allstate had approximately 41,860 full-time employees and 300 part-time employees.
Allstate’s human capital management focuses on the following priorities:
Inclusive Diversity and Equity (“IDE”) We strive for a workforce where the breadth of our diversity makes us a better company. IDE is one of Allstate’s core values and serves as a foundation of Our Shared Purpose.

U.S. workforce diversity as of December 31, 2020
Women	55%
Racially and ethnically diverse	39%
•We track our workforce composition data over time to determine if we are making appropriate progress in advancing gender and racial representation in our employee population and we disclose our progress. In our Sustainability Report, we provide, among other things, five years of workforce composition data that shows a breakdown of salaried, hourly and management employees by gender and race.
•As part of our commitment to fair and equitable compensation practices, we complete an annual pay equity analysis. Over the past two years, we engaged an external firm to provide a more detailed analysis to identify potential pay gaps across substantially similar employee groups as well as identify policies, practices or systematic issues that may contribute to pay gaps now or over time. The external analyses found that Allstate’s results compared well to benchmarks for companies of similar size and scope.
•Allstate’s Employee Resource Group (“ERG”) Program and the Enterprise Diversity Leadership Council (“EDLC”) help advance IDE.
–ERGs: We support and fund 11 ERGs. ERGs offer specific opportunities for employees to partner and collaborate with each other through professional development workshops, recruiting events, volunteer projects and mentoring. Officers from across the enterprise, leverage their time, networks and resources to support the ERGs and advance IDE at Allstate.
–EDLC: The EDLC is made up of senior leaders throughout the organization and focuses on driving targeted results for IDE by identifying and prioritizing action, taking accountability for achieving targeted results and ensuring clarity and understanding of the business relevance of IDE. The EDLC provides updates to our chief executive officer.
•In 2020, employees completed 30,827 courses on IDE. The number of courses completed in June through December 2020 comprised more than double the total of IDE courses completed in all of 2019. Three new virtual, instructor-led sessions were launched in July 2020, in line with our focus on reflection, learning and action.
•Allstate continues to look for ways to build awareness and drive action. In response to the unprecedented events in 2020, we:
–Began observing Juneteenth as an annual company holiday
–Launched an Anti-Racism Resource Center for employees
–Expanded the “Inclusive Conversations” series to monthly, hosted, enterprise-level sessions to build off themes of racial inequity, allyship, privilege and other relevant topics
–Founding member of OneTen (with other leading CEOs and organizations), an organization committed to upskilling, hiring and promoting one million Black Americans over the next 10 years into family-sustaining jobs with opportunities for advancement
•An external comprehensive IDE assessment will be completed in 2021 and will include a full assessment of our programs, policies, processes, procedures, and practices to ensure that we are building, maintaining and supporting fully sustainable and equitable programs at Allstate.
Employee Wellbeing and Safety We take seriously our responsibility to care for employees’ well-being, devoting resources to employee health and safety.
•The Coronavirus made Allstate even more focused on employees’ health and safety.
–In just one week, we transitioned 95% of our workforce to working remotely.
–As part of the Good Office program, we shipped over 50,000 office items to our employees to help them work more productively at home.
–We established Coronavirus hotlines for employees and continued to pay employees who could not work remotely under shelter-in-place orders.
–During the fourth quarter of 2020, we announced the Holiday Support Program, which helped provide financial relief to approximately 5,000 employees experiencing financial hardships due to the Coronavirus.
–Enhanced safety guidelines, cleaning protocols and social distancing practices remain in place for in-office workers.
The Allstate Corporation 17

2020 Form 10-K Item 1. Business
•We conduct wellbeing assessments for employees to help determine which services, programming and benefits to offer the workforce. The assessment asks about physical, emotional, mental and financial wellbeing. Completing the assessment lowers the cost of benefits to employees.
•We offer resilience and stress management programs to improve employee wellbeing, including Energy for Life, a workshop on employee wellness to help employees articulate and pursue their individual purpose and embrace new challenges with ease. Over 39,000 employees have taken this wellness workshop since 2010.
•The ERGs provided multiple forums in 2020 to share wellness resources and support for their members.
•Wellbeing Champions promote Allstate’s health and wellness resources across the enterprise, including yoga and meditation classes and flu shots.
Talent Recruitment and Management We seek to provide employees with rewarding work, professional growth and educational opportunities.
•Our flexible work and equal opportunity policies support talent attraction and retention.
•Employees receive an annual performance review, with additional performance conversations taking place throughout the year. Allstate invests in training and re-skilling opportunities so employees can be successful throughout their careers. In 2020:
–Employees completed over 139,000 hours in formal learning opportunities.
–7,000 employees attended Allstate’s Global Learning Week, with over 2,000 development commitments made to grow one new skill by the end of the year.
–Over 1,000 employees attended Quarterly Skill Builders featuring external experts facilitating topics including data visualization, storytelling and talent development.
–702 employees participated in Allstate’s tuition reimbursement program, with $3.3 million paid in tuition reimbursement.
–42% of open positions were filled with internal applicants.
•The Power of Mentoring for Inclusive Diversity (“MInD”) program engaged 74 women and racially and ethnically diverse high potential managers, senior managers and directors who were nominated to receive sponsorship, job shadowing, and networking opportunities.
Organizational Culture At Allstate, we believe that when your passion fuels your purpose, you can achieve anything. We expect all employees to be leaders and dedicate extensive resources to developing leaders at all levels.
•Allstate defines culture as a self-sustaining system of shared values, priorities and principles that shape beliefs and drive behaviors and decision-making within an organization.
•In 2020, we updated Our Shared Purpose to reflect the evolution of our culture to drive our business strategy.
For additional information, please see the section titled “Spotlight on Human Capital Management” in our 2020 Proxy Statement.
In addition to the above discussion of our employees, please see information about Allstate agents under the caption “Allstate Protection Segment - Products and Distribution” in Part I, Item 1 of this report.

18 www.allstate.com

Item 1. Business 2020 Form 10-K

Website
Our website is allstate.com. The Allstate Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available on the Investor Relations section of our website (www.allstateinvestors.com), free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC. In addition, our Corporate Governance Guidelines, our Global Code of Business Conduct, and the charters of our Audit Committee, Compensation and Succession Committee, Nominating, Governance and Social Responsibility Committee, Executive Committee and Risk and Return Committee are available on the Investor Relations section of our website and in print to any stockholder who requests copies by contacting Investor Relations, The Allstate Corporation, 2775 Sanders Road, Northbrook, Illinois 60062-6127, 1-847-402-2800. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.

Other Information About Allstate
•Allstate’s seven reportable segments use shared services, including human resources, investment, finance, information technology and legal services, provided by Allstate Insurance Company and other affiliates.
•Although the insurance business generally is not seasonal, claims and claims expense for the Allstate Protection segment tend to be higher for periods of severe or inclement weather.
•“Allstate®” is a very well-recognized brand name in the United States. We use the “Allstate®, “Encompass®” and “Answer Financial®” brands extensively in our business. We also provide additional protection products and services through “AllstateSM Protection Plans”, “Allstate Dealer Services®”, “Allstate Roadside”, “Arity®”, “AllstateSM Identity Protection” and “Allstate Benefits®”. These brands, products and services are supported with the related service marks, logos, and slogans. Our rights in the United States to these names, service marks, logos and slogans continue as long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them.
The Allstate Corporation 19

2020 Form 10-K Item 1. Business
Information about our Executive Officers
The following table sets forth the names of our executive officers, their ages as of February 1, 2021, their positions, business experience, and the years of their first election as officers. “AIC” refers to Allstate Insurance Company. Each of the officers named below may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

Name	Age	Position with Allstate and Business Experience	Year First Elected Officer
Thomas J. Wilson	63	Chair of the Board (May 2008 to present), President (June 2005 to January 2015 and February 2018 to present), and Chief Executive Officer (January 2007 to present) of The Allstate Corporation and AIC.	1995
Carolyn D. Blair	52	Executive Vice President and Chief Human Resources Officer of AIC (October 2019 to present); President of Tartan Advisory Group, Inc. (November 2018 to October 2019); Executive Vice President, Chief Human Resources & Communications Officer of Sun Life Financial (April 2014 to June 2018).	2019
Elizabeth A. Brady	56	Executive Vice President, Chief Marketing, Customer and Communications Officer of AIC (January 2020 to present); Executive Vice President and Chief Marketing, Innovation and Corporate Relations Officer of AIC (August 2018 to January 2020); Senior Vice President, Global Brand Management of Kohler Co. (November 2013 to July 2018).	2018
Don Civgin	59	Vice Chair of The Allstate Corporation and AIC (March 2020 to present) and Chief Executive Officer, Protection Products and Services of AIC (January 2020 to present); President, Service Businesses of AIC (January 2018 to January 2020); President, Emerging Businesses of AIC (February 2015 to January 2018).	2008
John E. Dugenske	54	President, Investments and Financial Products of AIC (January 2020 to present); Executive Vice President and Chief Investment and Corporate Strategy Officer of AIC (January 2018 to January 2020); Executive Vice President and Chief Investment Officer of AIC (March 2017 to January 2018); Group Managing Director and Global Head of Fixed Income at UBS Global Asset Management (December 2008 to February 2017).	2017
Rhonda S. Ferguson	51
Executive Vice President, Chief Legal Officer, General Counsel, and Secretary of The Allstate Corporation and AIC (November 2020 to present); Executive Vice President and General Counsel of The Allstate Corporation and AIC (September 2020 to November 2020); Executive Vice President, Chief Legal Officer and Corporate Secretary of Union Pacific Railroad (December 2017 to September 2020); Executive Vice President and Chief Legal Officer of Union Pacific Railroad (July 2016 to December 2017); Vice President, Corporate Secretary and Chief Ethics Officer of FirstEnergy Corp. (April 2007 to June 2016).
			2020
Suren Gupta	59	Executive Vice President, Chief Information Technology and Enterprise Services Officer of AIC (January 2020 to present); Executive Vice President, Enterprise Technology and Strategic Ventures of AIC (February 2015 to January 2020).	2011
Susan L. Lees	63	Executive Vice President, Chief Sustainability Officer of AIC (November 2020 to present); Executive Vice President, Chief Legal Officer and Secretary of The Allstate Corporation and AIC (September 2020 to November 2020); Executive Vice President, Chief Legal Officer, General Counsel, and Secretary of The Allstate Corporation and AIC (January 2020 to September 2020); Executive Vice President, General Counsel, and Secretary of The Allstate Corporation (May 2013 to January 2020) and of AIC (June 2013 to January 2020).	2008
Jesse E. Merten	46	President, Financial Products of AIC (May 2020 to present); Executive Vice President and Chief Risk Officer of AIC (December 2017 to May 2020); Treasurer of The Allstate Corporation (January 2015 to April 2019) and of AIC (February 2015 to May 2019).	2012
John C. Pintozzi	55	Senior Vice President, Controller and Chief Accounting Officer of The Allstate Corporation (August 2019 to present) and of AIC (September 2019 to present); Senior Vice President and Chief Financial Officer, Allstate Investments (May 2012 to August 2019)	2005
Mark Q. Prindiville	53	Executive Vice President and Chief Risk Officer of AIC (May 2020 to present); Senior Vice President of AIC (September 2016 to May 2020); Vice President of AIC (March 2011 to September 2016).	2016
Mario Rizzo	54	Executive Vice President and Chief Financial Officer of The Allstate Corporation and AIC (January 2018 to present); Senior Vice President and Chief Financial Officer, Allstate Personal Lines of AIC (February 2015 to January 2018).	2010
Glenn T. Shapiro	55	President, Personal Property-Liability of AIC (January 2020 to present); President, Allstate Personal Lines of AIC (January 2018 to January 2020); Executive Vice President, Claims of AIC (April 2016 to January 2018); Executive Vice President and Chief Claims Officer of Liberty Mutual Commercial Insurance (May 2011 to March 2016).	2016
20 www.allstate.com

Item 1. Business 2020 Form 10-K

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
The Allstate Corporation 21

2020 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

Item 1A.  Risk Factors
Summary Risks are categorized by (1) insurance and financial services, (2) business, strategy and operations and (3) macro, regulatory and risk environment. Many risks may affect more than one category and are included where the impact is most significant. If some of these risk factors occur, they may cause the emergence of or exacerbate the impact of other risk factors, which could materially increase the severity of the impact of these risks on our business, results of operations, financial condition or liquidity. The table below includes examples of risks from each category.

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

• Adverse changes in economic and capital market conditions
• Large-scale pandemic events
• Cybersecurity controls and privacy
• Changing climate conditions
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
Increases in claim severity can arise from numerous causes that are inherently difficult to predict. The following factors may impact claim severity for auto bodily injury, property damage and homeowners coverages:
•Bodily injury — inflation in medical costs, litigation trends and precedents and regulation
•Vehicle property damage — inflation in repair costs, including parts and labor rates, mix of total losses declared, costs associated with repairing sophisticated newer vehicles, model year and used-car values
•Homeowners — inflation in the construction industry, building materials and home furnishings, changes in the mix of loss type, and other economic and environmental factors, including short-term supply imbalances for services and supplies in areas affected by catastrophes
Catastrophes and severe weather events may subject us to significant losses
Catastrophic events could adversely affect operating results and cause them to vary significantly from one period to the next. Also, our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses, sales of investments or a downgrade of our debt or financial strength ratings.
Catastrophic losses are caused by wind and hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, volcanic eruptions, terrorism and industrial accidents and other such events.
Our personal property insurance business may incur catastrophe losses greater than:
•Those experienced in prior years
•The average expected level used in pricing
•Current reinsurance coverage limits
•Loss estimates from hurricane and earthquake models at various levels of probability
Property and casualty businesses are subject to claims arising from severe weather events such as winter storms, rain, hail and high winds. The incidence and severity of weather conditions resulting in claims are unpredictable.
The total number of policyholders affected by the event, the severity of the event and the coverage
22 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2020 Form 10-K
provided contribute to catastrophe and severe weather losses. Increases in the insured values of covered property, geographic concentration and the number of policyholders exposed to certain events could increase the severity of claims from catastrophic and severe weather events.
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
Property and casualty actual claims costs may exceed current reserves established for claims due to changes in the inflationary, regulatory and litigation environment
•Estimating claim reserves is an inherently uncertain and complex process as losses are unknown at the time policies are sold. We continually refine our best estimates of losses after considering known facts and interpretations of the circumstances.
•Our reserving methodology may be impacted by the following:
•Models that rely on the assumption that past loss development patterns will persist into the future
•Internal factors including experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, contractual terms and changes in claim reporting and settlement practices
•External factors such as inflation, court decisions, changes in law or litigation imposing unintended coverage, regulatory requirements, changes in driving patterns and economic conditions
•The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our results of operations and financial condition as the reserves and amounts due from reinsurers are reestimated.
See MD&A, Application of Critical Accounting Estimates for further details.
Our investment portfolios are subject to market risk and declines in quality which may adversely affect or create volatility in our investment income and cause realized and unrealized losses
We continually evaluate investment management strategies since we are subject to risk of loss due to adverse changes in interest rates, credit spreads, equity prices, real estate values, currency exchange rates and liquidity. Adverse changes may occur due to changes in monetary and fiscal policy and the economic climate, liquidity of a market or market segment, investor return expectations or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness. Adverse changes in market conditions could cause the value of our investments to decrease significantly and impact our results of operations and financial condition.
Our investments are subject to risks associated with economic and capital market conditions and factors that may be unique to our portfolio, including:
•General weakening of the economy, which is typically reflected through higher credit spreads and lower equity and real estate valuations
•Declines in credit quality
•Declines in market interest rates, credit spreads or sustained low interest rates could lead to further declines in portfolio yields and investment income
•Increases in market interest rates, credit spreads or a decrease in liquidity could have an adverse effect on the value of our fixed income securities that form a substantial majority of our investment portfolios
•Weak performance of general and joint venture partners and underlying investments unrelated to general market or economic conditions could lead to declines in investment income and cause realized losses in our limited partnership interests
•Concentration in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type
The amount and timing of net investment income, capital contributions and distributions from our performance-based investments, which primarily include limited partnership interests, can fluctuate significantly due to the underlying investments’ performance or changes in market or economic conditions. Additionally, these investments are less liquid than similar, publicly-traded investments and a decline in market liquidity could impact our ability to sell them at their current carrying values.
Declining equity markets or increases in interest rates or credit spreads could cause the value of the investments in our pension plans to decrease. Declines in interest rates could cause the funding ratio to decline and the value of the obligations for our pension and postretirement plans to increase. These factors could decrease the funded status of our pension and postretirement plans, increasing the likelihood or magnitude of future benefit expense and contributions.
The Allstate Corporation 23

2020 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

Determination of the fair value and amount of credit losses for investments includes subjective judgments and could materially impact our results of operations and financial condition
The valuation of the portfolio is subjective, and the value of assets may differ from the actual amount received upon the sale of an asset. The degree of judgment required in determining fair values increases when:
•Market observable information is less readily available
•The use of different valuation assumptions may have a material effect on the assets’ fair values
•Changing market conditions could materially affect the fair value of investments
The determination of the amount of credit losses varies by investment type and is based on ongoing evaluation and assessment of known and inherent risks associated with the respective asset class or investment.
Such evaluations and assessments are highly judgmental and are revised as conditions change and new information becomes available.
We update our evaluations regularly and reflect changes in credit losses in our results of operations. Our conclusions may ultimately prove to be incorrect as assumptions, facts and circumstances change. Historical loss trends, consideration of current conditions, and forecasts may not be indicative of future changes in credit losses and additional amounts may need to be recorded in the future.
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
Performance-based net investment income, capital contributions and distributions can fluctuate significantly due to the underlying investments’ performance or changes in market or economic conditions.
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
We may not be able to mitigate the capital impact associated with statutory reserving and capital requirements
Regulatory capital and reserving requirements affect the amount of capital required to be maintained by our subsidiary insurance companies.  Changes to capital or reserving requirements or regulatory interpretations may result in additional capital held in our insurance companies and could require us to increase prices, reduce our sales of certain products, or accept a return on equity below original levels assumed in pricing.
A downgrade in financial strength ratings may have an adverse effect on our business
Financial strength ratings are important factors in establishing the competitive position of insurance companies and their access to capital markets. Rating agencies could downgrade or change the outlook on our ratings due to:
•Changes in the financial profile of one of our insurance companies
•Changes in a rating agency’s determination of the amount of capital required to maintain a particular rating
•Increases in the perceived risk of our investment portfolio, a reduced confidence in management or
24 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2020 Form 10-K
our business strategy, or other considerations that may or may not be under our control
A downgrade in our ratings could have a material effect on our sales, competitiveness, customer retention, the marketability of our product offerings, liquidity, access to and cost of borrowing, results of operations and financial condition.
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
Determining competitive position is complicated in the auto and homeowners insurance business as companies use different underwriting standards to accept new customers and quotes and close rates can fluctuate across companies and locations.  Pricing of products is driven by multiple factors, including loss expectations, expense structure and dissimilar return targets.  Additionally, sophisticated pricing algorithms make it difficult to determine what price potential customers would pay across competitors.
There is also significant competition for producers, such as exclusive and independent agents and their licensed sales professionals. Growth and retention may be materially affected if we are unable to attract and retain effective producers or if those producers are unable to attract and retain their licensed sales professionals or customers. Similarly, growth and retention may be impacted if customer preferences change and we are unable to effectively adapt our business model and processes.
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
Technological advancements and innovation are occurring in distribution, underwriting, claims and operations at a rapid pace that may continue to accelerate. Nontraditional competitors could enter the insurance market and further accelerate these trends. Innovations must be implemented in compliance with applicable insurance regulations and may require extensive modifications to our systems and processes and extensive coordination with and reliance on the systems of third parties. If we are unable to adapt to or bring such advancements and innovations to market, the quality of our products, our relationships with customers and agents, competitive position and business prospects may be materially affected. Changes in technology related to collection and analysis of data regarding customers could expose us to regulatory or legal actions and may have a material adverse effect on our business, reputation, results of operations and financial condition.
Technology and customer preference changes may impact the ways in which we interact, do business with our customers and design our products. We may not be able to respond effectively to these changes, which could have a material effect on our results of operations and financial condition.
Our ability to adequately and effectively price our products and services is affected by the evolving nature of consumer needs and preferences, market and regulatory dynamics, broader use of telematics-based rate segmentation and potential reduction in consumer demand.
Many voluntary benefits contracts are renewed annually. There is a risk that employers may be able to obtain more favorable terms from competitors than they could by renewing coverage with us. These competitive pressures may adversely affect the renewal of these contracts, as well as our ability to sell products.
Transformative Growth may not be effectively implemented
Transformative Growth is intended to accelerate growth by expanding customer access, improving customer value and investing in marketing and technology.  The strategy encompasses all aspects of Allstate’s customer experience and business model, spanning product distribution and sales, operations and servicing, and claims processing. If the strategy is not implemented effectively, customer retention and policy growth objectives could be adversely impacted. Lost business opportunities may result due to slower than anticipated speed to market.  External forces including competitor actions or regulatory changes may also have an adverse effect on the value generated from the transformation.
Our catastrophe management strategy may adversely affect premium growth
Catastrophe risk management actions have negatively impacted the size of our homeowners business and customer retention, including customers with auto and other personal lines products and may negatively impact future sales if further actions are
The Allstate Corporation 25

2020 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

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
Reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses arising from ceded insurance
Collecting from reinsurers is subject to uncertainty arising from factors that include:
•Whether reinsurers, their affiliates or certain indemnitors have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract
•Whether insured losses meet the qualifying conditions of the reinsurance contract
Our inability to recover from a reinsurer could have a material effect on our results of operations and financial condition.
Disruption, volatility or uncertainty in the insurance linked securities market may decrease our ability to access such market on favorable terms or at all.
Acquisitions or divestitures of businesses may not produce anticipated benefits, resulting in operating difficulties, unforeseen liabilities or asset impairments
The ability to achieve certain anticipated financial benefits from the acquisition of National General or other businesses depends in part on our ability to successfully grow and integrate the businesses consistent with our anticipated acquisition economics. Financial results could be adversely affected by unanticipated performance issues, unforeseen liabilities, transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees, challenges in integrating information technology systems of acquired companies with our own, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnifications.

Acquired businesses may not perform as projected, cost savings anticipated from the acquisition may not materialize, and costs associated with the integration may be greater than anticipated. As a result, if we do not manage these transitions effectively, the quality of our products as well as our relationships with customers and partners may result in the company not achieving returns on its investment at the level projected at acquisition.
26 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2020 Form 10-K
We also may divest businesses from time to time, including the pending sale of ALIC and certain affiliates. These transactions may result in continued financial involvement in the divested businesses, such as through reinsurance, guarantees or other financial arrangements, following the transaction. If the acquiring companies do not perform under the arrangements, our financial results could be negatively impacted.
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
We may be subject to claims by third parties for patent, trademark or copyright infringement or breach of usage rights. Any such claims and any resulting litigation could result in significant expense and liability. If third-party providers or we are found to have infringed a third-party intellectual property right, either of us could be enjoined from providing certain products or services or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement costly work-arounds. Any of these scenarios could have a material effect on our business and results of operations.

Macro, regulatory and risk environment
Conditions in the global economy and capital markets could adversely affect our business and results of operations
Global economic and capital market conditions could adversely impact demand for our products, returns on our investment portfolio and results of operations. The conditions that would have the largest impact on our business include:
•Low or negative economic growth
•Sustained low interest rates
•Rising inflation increasing claims and claims expense
•Substantial increases in delinquencies or defaults on debt
•Significant downturns in the market value or liquidity of our investment portfolio
•Reduced consumer spending and business investment
Stressed conditions, volatility and disruptions in global capital markets or financial asset classes could adversely affect our investment portfolio.
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
A large-scale pandemic, the occurrence of terrorism, military actions, social unrest or other actions may have an adverse effect on our business
A large-scale pandemic, such as the Coronavirus and its impacts, the occurrence of terrorism, military actions, social unrest or other actions, may result in loss of life, property damage, and disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets, changes in interest rates, reduced liquidity and economic activity caused by a large-scale pandemic. Additionally, a large-scale pandemic or terrorist act could have a material effect on sales, liquidity and operating results.
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
The Coronavirus has affected our operations and depending on its length and severity may continue to significantly affect our results of operations, financial condition and liquidity, including:
•Sales of new and retention of existing policies
•Shared economy demand
•Claim severity costs, driving behavior and auto accident frequency
•Life insurance mortality, hospital and outpatient claim costs and annuity reserves
•Investment valuations and returns
•Bad debt and credit allowance exposure
The Allstate Corporation 27

2020 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

See MD&A, Highlights for a summary of the impacts of the Coronavirus on our operations, each of our segments and investments that may continue, emerge, evolve or accelerate into 2021.
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
•Confidentiality — protecting our data from disclosure to unauthorized parties
•Integrity — ensuring data is not changed accidentally or without authorization and is accurate
•Availability — ensuring our data and systems are accessible to meet our business needs
We collect, use, store or transmit a large amount of confidential, proprietary and other information (including personal information of customers, claimants or employees) in connection with the operation of our business. Systems are subject to increased attempted cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering.
We constantly defend against threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Events like these could jeopardize the information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties or customer dissatisfaction.
These risks may increase in the future as threats become more sophisticated and we continue to expand internet and mobile strategies, develop additional remote connectivity solutions to serve our employees and customers, develop and expand products and services designed to protect customers’ digital footprint, and build and maintain an integrated digital enterprise.
Our increased use of third-party services (e.g., cloud technology and software as a service) can make it more difficult to identify and respond to cyberattacks in any of the above situations. Although we may review and assess third-party vendor cyber security controls, our efforts may not be successful in preventing or mitigating the effects of such events. Third parties to whom we outsource certain functions are also subject to cybersecurity risks.
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
28 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2020 Form 10-K
Changes may lead to additional expenses, increased legal exposure, or increased reserve or capital requirements limiting our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by governmental authorities that exercise interpretive latitude, including:
•State insurance regulators
•State securities administrators
•State attorneys general
•Federal agencies including the SEC, the Financial Industry Regulatory Authority, the Department of Labor, the U.S. Department of Justice and the National Labor Relations Board
Consequently, compliance with one regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue.
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
The Federal Insurance Office (“FIO”) and Financial Stability Oversight Council have been established, and the federal government may enact reforms that affect the state insurance regulatory framework. The potential impact of state or federal measures that change the nature or scope of insurance and financial regulation is uncertain but may make it more expensive for us to conduct business and limit our ability to grow or achieve profitability.
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
Changes in or the application of accounting standards issued by standard-setting bodies and changes in tax laws may adversely affect our results of operations and financial condition
Our financial statements are subject to the application of accounting principles generally accepted in the United States of America, which are periodically revised, interpreted or expanded. Accordingly, we may be required to adopt new guidance or interpretations, which may have a material effect on our results of
The Allstate Corporation 29

2020 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

operations and financial condition and could adversely impact financial strength ratings.
•Market declines, changes in business strategies or other events impacting the fair value of goodwill or purchased intangible assets could result in an impairment charge to income
•Pending changes to accounting for long-duration insurance contracts such as traditional life, life-contingent immediate annuities and certain voluntary accident and health insurance products will have a material effect on reserves and shareholders’ equity and could adversely impact financial strength ratings
•Realization of our deferred tax assets assumes that we can fully utilize the deductions recognized for tax purposes; we may recognize additional tax expense if these assets are not fully utilized
•New tax legislative initiatives may be enacted that may impact our effective tax rate and could adversely affect our tax positions or tax liabilities
See MD&A, Application of Critical Accounting Estimates and Note 2 of the consolidated financial statements for further details.
Loss of key vendor relationships or failure of a vendor to protect our data, confidential and proprietary information, or personal information of our customers, claimants or employees could adversely affect our operations
We rely on services and products provided by many vendors in the U.S. and abroad. These include vendors of computer hardware, software, cloud technology and software as a service, as well as vendors or outsourcing of services such as:
•Claim adjustment or call center services
•Human resource benefits management
•Information technology support
•Investment management services
If any vendor becomes unable to continue to provide products or services, or fails to protect our confidential, proprietary, and other information, we may suffer operational impairments and financial losses.
Our ability to attract, develop, and retain talent to maintain appropriate staffing levels and establish a successful work culture is critical to our success
Competition from within the insurance industry and from other industries, including the technology sector, for qualified employees with highly specialized knowledge in areas such as underwriting, data and analytics, technology and e-commerce, has often been intense and we have experienced increased competition in hiring and retaining employees.
Factors that affect our ability to attract and retain such employees include:
•Compensation and benefits
•Training and re-skilling programs
•Reputation as a successful business with a culture
of fair hiring, and of training and promoting qualified employees
•Recognition of and response to changing trends and other circumstances that affect employees
The unexpected loss of key personnel could have a material adverse impact on our business because of the loss of their skills, knowledge of our products and offerings and years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel.
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
•Fraud against the company, its employees and its customers through illegal or prohibited activities
•Unauthorized acts or representations, unauthorized use or disclosure of personal or proprietary information, deception, and misappropriation of funds or other benefits
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our home office complex is owned and located in Northbrook, Illinois. As of December 31, 2020, the home office complex consists of several buildings totaling 1.9 million square feet of office space on a 186-acre site.
We also operate from approximately 415 administrative, data processing, claims handling and other support facilities in North America. In addition to our home office facilities, 825 thousand square feet are owned and 5.8 million square feet are leased.
Outside North America, we own one and lease three properties in Northern Ireland comprising approximately 223 thousand square feet. We also have three leased facilities in India for approximately 600 thousand square feet and two leased facilities in London for 7,182 square feet.
The locations where Allstate exclusive agencies operate in the U.S. are normally leased by the agencies.
Item 3.  Legal Proceedings
Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 14 of the consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.
30 www.allstate.com

2020 Form 10-K

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of January 29, 2021, there were 64,567 holders of record of The Allstate Corporation’s common stock. The principal market for the common stock is the New York Stock Exchange, where our common stock trades under the trading symbol “ALL”. Our common stock is also listed on the Chicago Stock Exchange.
Common stock performance graph
The following performance graph compares the cumulative total shareholder return on Allstate common stock for a five-year period (December 31, 2015 to December 31, 2020) with the cumulative total return of the S&P Property and Casualty Insurance Index (S&P P/C) and the S&P’s 500 stock index.

Value at each year-end of $100 initial investment made on December 31, 2015
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Allstate	$100.00	$121.71	$174.80	$140.67	$195.28	$195.05
S&P P/C	$100.00	$115.71	$141.61	$134.96	$169.88	$180.63
S&P 500	$100.00	$111.95	$136.38	$130.39	$171.44	$202.96

The Allstate Corporation 31

2020 Form 10-K
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
October 1, 2020 - October 31, 2020
Open Market Purchases	288	$93.02	—
November 1, 2020 - November 30, 2020
Open Market Purchases	703	$90.90	—
December 1, 2020 - December 31, 2020
Open Market Purchases	162	$104.36	—
Total (2)	1,153	$93.32	—	$1.56	billion
(1)In accordance with the terms of its equity compensation plans, Allstate acquired the following shares in connection with the vesting of restricted stock units and performance stock awards and the exercise of stock options held by employees or directors. The shares were acquired in satisfaction of withholding taxes due upon exercise or vesting and in payment of the exercise price of the options.
October: 288
November: 703
December: 162
(2)On September 18, 2020, Allstate entered into an accelerated share repurchase agreement (“ASR agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”), to purchase $750 million of our outstanding shares of common stock. In exchange for an upfront payment of $750 million, Goldman Sachs initially delivered 7.0 million shares to Allstate. The ASR agreement settled on January 12, 2021, and we repurchased a total of 7.8 million shares at an average price of $96.21.
(3)In February 2020, we announced the approval of a common share repurchase program for $3 billion that is expected to be completed by the end of 2021.
Item 6.
None.
32 www.allstate.com

2020 Form 10-K

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Allstate Corporation 33

2020 Form 10-K
2020 Highlights
Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the consolidated financial statements and related notes found under Item 8. contained herein.
A discussion of strategy, including updates to the multi-year Transformative Growth initiative, can be found in Part 1, Item 1. Business.
This section of this Form 10-K generally discusses 2020 and 2019 results and year-to-year comparisons between 2020 and 2019. Discussions of 2018 results and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 of our annual report on Form 10-K for 2019, filed February 21, 2020.
The most important factors we monitor to evaluate the financial condition and performance for our reportable segments and the Company include:
•Allstate Protection: premium, policies in force (“PIF”), new business sales, policy retention, price changes, claim frequency and severity, catastrophes, loss ratio, expenses, underwriting results, and relative competitive position.
•Protection Services: revenues, premium written, PIF, adjusted net income and net income.
•Allstate Life: premiums and contract charges, new business sales, PIF, benefit spread, investment spread, expenses, adjusted net income and net income.
•Allstate Benefits: premiums, new business sales, PIF, benefit ratio, expenses, adjusted net income and net income.
•Allstate Annuities: investment spread, asset-liability matching, contract benefits, expenses, adjusted net income, net income and invested assets.
•Investments: exposure to market risk, asset allocation, credit quality/experience, total return, net investment income, cash flows, realized capital gains and losses, unrealized capital gains and losses, long-term returns, and asset and liability duration.
•Financial condition: liquidity, parent holding company deployable assets, financial strength ratings, operating leverage, debt levels, book value per share and return on equity.
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Discontinued Lines and Coverages segments and adjusted net income for the Protection Services, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other segments.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expense (“losses”), Shelter-in-Place Payback expense, amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, restructuring and related charges and amortization or impairment of purchased intangibles, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze the profitability of the Property-Liability insurance operations separately from investment results. Underwriting income is reconciled to net income applicable to common shareholders in the Property-Liability Operations section of MD&A.
Adjusted net income is net income applicable to common shareholders, excluding:

• Realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in adjusted net income

• Pension and other postretirement remeasurement gains and losses, after-tax
• Valuation changes on embedded derivatives that are not hedged, after-tax
• Amortization of DAC and deferred sales inducement costs (“DSI”), to the extent they resulted from the recognition of certain realized capital gains and losses or valuation changes on embedded derivatives that are not hedged, after-tax

• Business combination expenses and the amortization or impairment of purchased intangible assets, after-tax
• Gain (loss) on disposition of operations, after-tax
• Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years

Adjusted net income is reconciled to net income applicable to common shareholders in the Protection Services, Allstate Life, Allstate Benefits and Allstate Annuities Segment sections of MD&A.
34 www.allstate.com

2020 Form 10-K

Subsequent event
On January 26, 2021, Allstate announced an agreement to sell Allstate Life Insurance Company (“ALIC”) and certain affiliates for $2.8 billion to Antelope US Holdings Company, an affiliate of an investment fund associated with The Blackstone Group Inc. Allstate will retain ownership of Allstate Life Insurance Company of New York (“ALNY”) while pursuing alternatives to sell or otherwise transfer risk to a third party. ALIC and certain affiliates represent approximately 80% of Allstate Life and Allstate Annuity reserves for life-contingent contract benefits and contractholder funds as of December 31, 2020 and generated net income of approximately $290 million and $470 million in 2020 and 2019, respectively. A loss on disposition estimated at $3 billion, after-tax, will be recorded in the first quarter of 2021. The ultimate amount of the loss on sale will be impacted by purchase price adjustments associated with certain pre-close transactions specified in the stock purchase agreement, changes in statutory capital and surplus prior to the closing date and the closing date equity of ALIC determined under GAAP, excluding unrealized gains and losses. The transaction is expected to close in the second half of 2021, subject to regulatory approvals and other customary closing conditions. Additional information about this transaction can be found in Allstate Life and Allstate Annuities sections of Part 1, Item 1. Business, MD&A and Note 3 of the consolidated financial statements of this report.
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
We have been proactive in protecting the health and safety of our employees and agents, while delivering on our commitment to protect our customers. We executed business continuity plans, maximized work from home, including the use of virtual tools to allow for safe claims handling, provided financial relief to employees experiencing financial hardship, developed exposure escalation protocols and a return to office framework.
A pandemic such as the Coronavirus and its impacts are disclosed in Part 1 “Item 1A. Risk Factors’’, including the risk factors titled “A large-scale pandemic, the occurrence of terrorism, military actions, social unrest or other actions may have an adverse effect on our business” and “Conditions in the global economy and capital markets could adversely affect our business and results of operations”.
The magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers, including timing of vaccine distribution, to mitigate health risks create significant uncertainty. We will continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the length and severity of the pandemic or its impact to our operations, but the effects could be material.
We have continued to support our customers during the Coronavirus pandemic as we:
•Provided our Shelter-in-Place Payback of over $948 million to customers in 2020, as the significant decline in the number of auto accidents contributed favorably to our underwriting results
•Offered the Allstate Special Payment plan to provide more flexible payment options, including the option to delay payments
•Extended auto insurance coverage to customers using their personal vehicles to deliver food, medicine and other goods for commercial purposes; coverage for these activities is typically excluded
•Continued to provide prompt payments for life insurance and health claims related to Coronavirus
•Offered free Allstate Identity Protection to U.S. residents through December 31, 2020, regardless of whether they were already Allstate customers
•Increased the utilization of virtual tools such as QuickFoto Claim® and Virtual Assist® to allow for a simple, fast and safe claims handling process for customers and our employees
The following sections summarize the potential impacts of the Coronavirus on our operations, each of our segments and investments that may continue, emerge, evolve or accelerate in 2021. This list is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to the impacts of the Coronavirus on our 2020 results.

The Allstate Corporation 35

2020 Form 10-K
Allstate’s operations
•Employee availability and productivity
•Increased regulatory restrictions on profitability, rate actions or claim practices, potentially outside the scope of current policies
•Availability and performance of third party vendors, including technology development, car or home repair and marketing programs
•Cybersecurity risks related to remote workforce
Allstate Protection
•Slower written premiums growth and declines in auto new issued applications due to lower car sales
•Impact to future rate filings and pricing
•Lower auto accident frequency from reduced miles driven, including usage in shared economy products
•Expanding the availability of our pay-per-mile insurance product, Milewise®
•Increased auto claim severity due to more severe accidents or replacement parts cost variability
•Increased exposure to allowances for uncollectible receivables
•Validity of statistical models given changes in underlying statistics such as auto frequency or investment projections
•Agent availability and productivity
Protection Services
•Increased consumer spending and retail sales in Allstate Protection Plans resulting from shelter-in-place orders
•Reduced demand for Allstate Dealer Services products due to lower new and used car sales
•Decline in claims in Allstate Dealer Services and Allstate Roadside due to lower miles driven
•Decreased sales of Allstate Identity Protection products due to higher unemployment
•Increased costs from Allstate Identity Protection providing free identity protection to consumers through the end of 2020
Allstate Life
•Higher death benefit costs
•Decline in sales due to temporary underwriting restrictions placed on new business; agents are able to offer coverage to customers outside the new guidelines through non-proprietary carriers
•Statutory reserving requirements could be increased due to low interest rates, which could affect the amount of capital required to be maintained by our insurance companies
Allstate Benefits
•Decreased accident injury claims and deferral of non-essential medical procedures, reducing accident, hospital and critical illness product exposure, partially offset by increased claim cost exposure for our life products
•Decreased sales and increased policy lapses due to higher employee turnover, business closures and employee layoffs and furloughs
Allstate Annuities
•Lower performance-based investment income
•Higher reserves released on death of the insured for life-contingent immediate annuities, which lowers contract benefits
•Statutory reserving requirements could be increased due to low interest rates, which could affect the amount of capital required to be maintained by our insurance companies
Investments
•Impact on the market values, liquidity and valuations of fixed income securities, equity securities and performance-based investments as well as changes in the expected pace of funding performance-based and loan commitments
•Negative impact on fixed income securities in certain sectors such as energy, automotive, retail, travel, lodging and airlines
•State and local government budgets may be strained by the costs of responding to the Coronavirus and reduced tax revenues from lower economic activity which may have an adverse impact on valuations and returns of our municipal bond portfolio
•Volatility in future investment results due to capital market conditions, including the pace of economic recovery, effectiveness of the fiscal and monetary policy responses and uncertainty resulting from the ongoing pandemic
•Volatility in expected credit losses

36 www.allstate.com

2020 Form 10-K

Allstate Delivered on 2020 Operating Priorities (1)

Better Serve Customers	Allstate acted quickly and led the industry in taking care of customers during the pandemic by providing two Shelter-In-Place Paybacks, financial flexibility through Special Payment Plans and offering free identity protection in 2020
Enterprise Net Promoter Score, which measures how likely customers are to recommend us, increased to 59.0 in 2020 compared to 58.6 in 2019
Grow Customer Base	Consolidated policies in force reached 175.9 million, a 20.5% increase from prior year

Property-Liability policies in force were down slightly compared to the prior year as Allstate brand growth was more than offset by a decline in the Encompass brand. Protection Services policies in force grew to 136.3 million, a 28.6% increase to the prior year, driven by continued rapid expansion in Allstate Protection Plans

Achieve Target Returns on Capital	Strong results in Property-Liability insurance with a combined ratio of 87.6
21.0% return on average common shareholders’ equity in 2020
Proactively Manage Investments	Total return on the $94.24 billion investment portfolio was 7.1% in 2020
Net investment income of $2.85 billion in 2020 was 9.7% below prior year reflecting lower reinvestment rates and reduced performance-based income
Build Long-Term Growth Platforms	Allstate made substantial progress in building higher growth business models to increase personal property-liability market share under the Allstate brand
Allstate Protection Plans expanded its total addressable market through new accounts addressing furniture, appliances and international markets
(1)2021 operating priorities will remain consistent with the 2020 priorities.

Consolidated Net Income
($ in millions)

Consolidated net income applicable to common shareholders increased 16.7% or $783 million to $5.46 billion in 2020 compared to 2019, primarily due to higher Allstate Protection underwriting income and higher Protection Services adjusted net income, partially offset by Shelter-in-Place Payback expense, lower net realized capital gains and lower net investment income.
For the twelve months ended December 31, 2020, return on common shareholders’ equity was 21.0% compared to 21.7% for the twelve months ended December 31, 2019.

Total Revenue
($ in millions)

Total revenue increased 0.3% to $44.79 billion in 2020 compared to 2019, driven by a 2.8% increase in property and casualty insurance premiums earned, partially offset by lower realized capital gains and lower net investment income. Insurance premiums increased in Allstate brand and Protection Services (Allstate Protection Plans and Allstate Dealer Services).

Net Investment Income
($ in millions)

Net investment income decreased 9.7% to $2.85 billion in 2020 compared to 2019, primarily due to a decline in market-based income driven by lower interest-bearing portfolio yields and lower performance-based results, primarily from limited partnerships.

The Allstate Corporation 37

2020 Form 10-K
Summarized financial results

	Years Ended December 31,
($ in millions)	2020	2019	2018
Revenues
Property and casualty insurance premiums	$37,073	$36,076	$34,048
Life premiums and contract charges	2,444	2,501	2,465
Other revenue	1,065	1,054	939
Net investment income	2,853	3,159	3,240
Realized capital gains (losses)	1,356	1,885	(877)
Total revenues	44,791	44,675	39,815

Costs and expenses
Property and casualty insurance claims and claims expense	(22,001)	(23,976)	(22,778)
Shelter-in-Place Payback expense	(948)	—	—
Life contract benefits and interest credited to contractholder funds	(2,881)	(2,679)	(2,627)
Amortization of deferred policy acquisition costs	(5,630)	(5,533)	(5,222)
Operating, restructuring and interest expenses	(6,309)	(6,058)	(5,993)
Pension and other postretirement remeasurement gains (losses)	51	(114)	(468)
Amortization of purchased intangibles	(118)	(126)	(105)
Impairment of purchased intangibles	—	(106)	—
Total costs and expenses	(37,836)	(38,592)	(37,193)

Gain on disposition of operations	4	6	6
Income tax expense	(1,383)	(1,242)	(468)
Net income	5,576	4,847	2,160

Preferred stock dividends	(115)	(169)	(148)
Net income applicable to common shareholders	$5,461	$4,678	$2,012
Segment Highlights
Allstate Protection underwriting income totaled $4.57 billion in 2020, a 56.8% increase from $2.91 billion in 2019, primarily due to lower auto non-catastrophe losses, increased premiums earned and favorable catastrophe reserve reestimates in personal lines homeowners driven by subrogation settlements, partially offset by Shelter-in-Place Payback expense and higher catastrophe losses.
Catastrophe losses were $2.81 billion in 2020 compared $2.56 billion in 2019.
Subrogation settlements Allstate recognized favorable prior year catastrophe reserve reestimates of approximately $450 million and $45 million, pre-tax, net of expenses and adjustments to reinsurance, in the third quarter of 2020 related to PG&E Corporation and Southern California Edison (together “subrogation settlements”), respectively. See Note 8 of the consolidated financial statements for additional details.
Premiums written increased 1.0% to $35.77 billion in 2020 compared to 2019.
Protection Services adjusted net income was $153 million in 2020 compared to $38 million in 2019. The improvement in 2020 was primarily due to growth of Allstate Protection Plans and improved profitability at Allstate Roadside, partially offset by investments at Allstate Identity Protection.
Total revenues increased 16.6% or $273 million to $1.92 billion in 2020 from $1.65 billion in 2019 due to Allstate Protection Plan’s growth through its U.S. retail and international channels, partially offset by declines in revenue at Allstate Roadside.
Allstate Life adjusted net income was $194 million in 2020 compared to $261 million in 2019. The decrease was primarily due to higher contract benefits due to mortality associated with the Coronavirus, partially offset by lower operating costs and expenses.
Premiums and contract charges totaled $1.34 billion in both 2020 and 2019.
Allstate Benefits adjusted net income was $96 million in 2020 compared to $115 million in 2019. The decrease was primarily due to lower premiums and higher operating costs and expenses driven by a $41 million, pre-tax, write-off of capitalized software costs associated with a billing system in the second quarter of 2020, partially offset by lower contract benefits.
Premiums and contract charges totaled $1.09 billion in 2020, a decrease of 4.5% from $1.15 billion in 2019.
Allstate Annuities adjusted net loss was $53 million in 2020 compared to adjusted net income of $10 million in 2019, primarily due to lower net investment income, partially offset by lower contract benefits.
Net investment income decreased 17.0% to $761 million in 2020 from $917 million in 2019. The decrease was primarily due to a decline in market-based income driven by lower interest-bearing portfolio yields as well as lower performance-based investment results and lower average investment balances.
38 www.allstate.com

2020 Form 10-K

Financial Highlights
Investments totaled $94.24 billion as of December 31, 2020, increasing from $88.36 billion as of December 31, 2019.
Shareholders’ equity As of December 31, 2020, shareholders’ equity was $30.22 billion. This total included $5.52 billion in deployable assets at the parent holding company level and approximately $4 billion were used to fund the purchase of National General, which closed on January 4, 2021. Deployable assets include $1.2 billion of proceeds from a debt issuance in November 2020 and comprise cash and investments that are generally saleable within one quarter.
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $91.50 as of December 31, 2020, an increase of 25.1% from $73.12 as of December 31, 2019.
Return on average common shareholders’ equity For the twelve months ended December 31, 2020, return on common shareholders’ equity was 21.0%, a decrease of 0.7 points from 21.7% for the twelve months ended December 31, 2019, primarily due to an increase in average common shareholders’ equity, partially offset by higher net income applicable to common shareholders.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement gains of $51 million in 2020, primarily related to favorable asset performance compared to the expected return on plan assets, partially offset by a decrease in the discount rate and changes in actuarial assumptions. See Note 17 of the consolidated financial statements and Application of Critical Accounting Estimates section of the MD&A for further information.
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
See Note 2 of the consolidated financial statements for additional details on the adopted accounting standard.
The Allstate Corporation 39

2020 Form 10-K Property-Liability
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
The table below includes GAAP operating ratios we use to measure our profitability. We believe that they enhance an investor’s understanding of our profitability. They are calculated as follows:
•Loss ratio: the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.
•Expense ratio: the ratio of amortization of DAC, operating costs and expenses, amortization or impairment of purchased intangibles, restructuring and related charges and Shelter-in-Place Payback expense, less other revenue to premiums earned.
•Combined ratio: the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income as a percentage of premiums earned, or underwriting margin.
We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between fiscal periods.
•Effect of catastrophe losses on combined ratio: the ratio of catastrophe losses included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates of catastrophe losses.
•Effect of prior year reserve reestimates on combined ratio: the ratio of prior year reserve reestimates included in claims and claims expense to premiums earned. This ratio includes prior year reserve reestimates of catastrophe losses.
•Effect of amortization of purchased intangibles on combined ratio: the ratio of amortization of purchased intangibles to premiums earned.
•Effect of impairment of purchased intangibles on combined ratio: the ratio of impairment of purchased intangibles to premiums earned.
•Effect of restructuring and related charges on combined ratio: the ratio of restructuring and related charges to premiums earned.
•Effect of Shelter-in-Place Payback expense on combined and expense ratios: the ratio of Shelter-in-Place Payback expense to premiums earned.
•Effect of Discontinued Lines and Coverages on combined ratio: the ratio of claims and claims expense and operating costs and expenses in the Discontinued Lines and Coverages segment to Property-Liability premiums earned. The sum of the effect of Discontinued Lines and Coverages on the combined ratio and the Allstate Protection combined ratio is equal to the Property-Liability combined ratio.
40 www.allstate.com

Property-Liability 2020 Form 10-K

Summarized financial data
($ in millions, except ratios)	2020	2019	2018
Premiums written	$35,768	$35,419	$33,555

Revenues
Premiums earned	$35,580	$34,843	$32,950
Other revenue	736	741	738
Net investment income	1,421	1,533	1,464
Realized capital gains (losses)	990	1,470	(639)
Total revenues	38,727	38,587	34,513

Costs and expenses
Claims and claims expense	(21,626)	(23,622)	(22,435)
Shelter-in-Place Payback expense (1)	(948)	—	—
Amortization of DAC	(4,642)	(4,649)	(4,475)
Operating costs and expenses (2)	(4,443)	(4,420)	(4,465)
Restructuring and related charges (3)	(235)	(38)	(60)
Impairment of purchased intangibles	—	(51)	—
Total costs and expenses	(31,894)	(32,780)	(31,435)

Income tax expense	(1,382)	(1,196)	(613)
Net income applicable to common shareholders	$5,451	$4,611	$2,465

Underwriting income	$4,422	$2,804	$2,253
Net investment income	1,421	1,533	1,464
Income tax expense on operations	(1,166)	(887)	(747)
Realized capital gains (losses), after-tax	774	1,161	(500)
Tax Legislation expense	—	—	(5)
Net income applicable to common shareholders	$5,451	$4,611	$2,465

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$3,314	$2,509	$2,830
Catastrophe reserve reestimates (4) (5)	(503)	48	25
Total catastrophe losses	$2,811	$2,557	$2,855

Non-catastrophe reserve reestimates (4)	68	(176)	(278)
Prior year reserve reestimates (4) (5)	(435)	(128)	(253)

GAAP operating ratios
Loss ratio	60.8	67.8	68.1
Expense ratio (6)	26.8	24.2	25.1
Combined ratio	87.6	92.0	93.2
Effect of catastrophe losses on combined ratio	7.9	7.3	8.7
Effect of prior year reserve reestimates on combined ratio	(1.2)	(0.3)	(0.7)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(1.4)	0.1	0.1
Effect of restructuring and related charges on combined ratio (3)	0.7	0.1	0.2
Effect of amortization of purchased intangibles on combined ratio	0.1	—	—
Effect of impairment of purchased intangibles	—	0.1	—
Effect of Shelter-in-Place Payback expense on combined and expense ratios	2.7	—	—
Effect of Discontinued Lines and Coverages on combined ratio	0.4	0.4	0.3
(1)Auto and commercial lines customers received a Shelter-in-Place Payback due to the significant declines in the number of auto accidents caused by mandated stay-at-home orders, other pandemic containment actions and reduced economic activity.
(2)As a result of the Coronavirus, we offered customers the Allstate Special Payment plan to provide more flexible payment options, including the option to delay payments, resulting in increased bad debt expense of $60 million in 2020. This increase added 0.2 points to the expense ratio in 2020.
(3)Restructuring and related charges in 2020 primarily related to Transformative Growth. See Note 13 of the consolidated financial statements for additional details.
(4)Favorable reserve reestimates are shown in parentheses.
(5)2020 includes approximately $495 million of favorable reserve reestimates related to the PG&E Corporation and Southern California Edison (together “subrogation settlements”), which primarily impacted homeowners. See Note 8 of the consolidated financial statements for additional details.
(6)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
The Allstate Corporation 41

2020 Form 10-K Property-Liability
Net investment income decreased 7.3% or $112 million in 2020 compared to 2019, due to a decline in market-based income driven by lower interest-bearing portfolio yields as well as lower performance-based investment results, mainly from limited partnerships. The maturity profile of fixed income securities in our Property-Liability portfolio was a duration of 5.0 years as of December 31, 2020 compared to 5.2 years as of December 31, 2019.

Net investment income
	For the years ended December 31,
($ in millions)	2020	2019	2018
Fixed income securities	$1,110	$1,066	$943
Equity securities	60	155	121
Mortgage loans	24	17	17
Limited partnership interests	238	296	378
Short-term investments	12	56	40
Other	101	107	123
Investment income, before expense	1,545	1,697	1,622
Investment expense
Investee level expenses (1)	(36)	(51)	(45)
Securities lending expenses	(4)	(27)	(18)
Operating costs and expenses	(84)	(86)	(95)
Total investment expense	(124)	(164)	(158)
Net investment income	$1,421	$1,533	$1,464
(1)    Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.
Realized capital gains and losses Net realized capital gains in 2020 primarily related to gains on sales of fixed income securities. Net realized capital gains in 2019 primarily related to increased valuation of equity investments and gains on sales of fixed income securities.

Realized capital gains (losses)
	For the years ended December 31,
($ in millions)	2020	2019	2018
Sales (1)	$890	$498	$(148)
Credit losses (2)	(31)	(26)	(5)
Valuation of equity investments - appreciation (decline):
Equity securities	123	840	(434)
Equity fund investments in fixed income securities	(20)	43	(13)
Limited partnerships (3)	(21)	141	(75)
Total valuation of equity investments	82	1,024	(522)
Valuation and settlements of derivative instruments	49	(26)	36
Realized capital gains (losses), pre-tax	990	1,470	(639)
Income tax (expense) benefit	(216)	(309)	139
Realized capital gains (losses), after-tax	$774	$1,161	$(500)
(1)Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.
(2)Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.
(3)Relates to limited partnerships where the underlying assets are predominately public equity securities.
42 www.allstate.com

Allstate Protection 2020 Form 10-K

Allstate Protection Segment
Private passenger auto, homeowners, and other personal lines insurance products are offered to consumers through both exclusive and independent agents and directly through contact centers and online. Our strategy is to provide open access and choice of interaction, while offering affordable, simple and connected solutions to meet customers’ evolving needs and protect them from life’s uncertainties. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.
As part of Transformative Growth, Esurance results were combined into the Allstate brand in the third quarter of 2020. Historical results have been updated to conform with this presentation.

Underwriting results
	For the years ended December 31,
($ in millions)	2020	2019	2018
Premiums written	$35,768	$35,419	$33,555
Premiums earned	$35,580	$34,843	$32,950
Other revenue	736	741	738
Claims and claims expense	(21,485)	(23,517)	(22,348)
Shelter-in-Place Payback expense	(948)	—	—
Amortization of DAC	(4,642)	(4,649)	(4,475)
Other costs and expenses	(4,440)	(4,417)	(4,462)
Restructuring and related charges	(235)	(38)	(60)
Impairment of purchased intangibles	—	(51)	—
Underwriting income	$4,566	$2,912	$2,343
Catastrophe losses	$2,811	$2,557	$2,855

Underwriting income (loss) by line of business
Auto	$3,444	$1,688	$1,791
Homeowners	824	914	483
Other personal lines (1)	264	224	110
Commercial lines	(36)	14	(83)
Other business lines (2)	67	75	49
Answer Financial	3	(3)	(7)
Underwriting income	$4,566	$2,912	$2,343
(1)Other personal lines include renters, condominium, landlord and other personal lines products.
(2)Other business lines primarily represent Ivantage, a general agency for Allstate exclusive agents and reflects revenue and direct operating expenses of the business. Ivantage provides agents a solution for their customers when coverage through Allstate brand underwritten products is not available.
The Allstate Corporation 43

2020 Form 10-K Allstate Protection

Changes in underwriting results from prior year by component and by line of business (1)
	For the year ended December 31,
	Auto		Homeowners		Other personal lines		Commercial lines		Allstate Protection (2)
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Underwriting income (loss) - prior year	$1,688	$1,791	$914	$483	$224	$110	$14	$(83)	$2,912	$2,343
Changes in underwriting income (loss) from:
Increase (decrease) premiums earned	452	1,218	342	395	58	53	(115)	227	737	1,893
Increase (decrease) other revenue	(11)	1	(2)	—	5	(1)	(1)	—	(5)	3
(Increase) decrease incurred claims and claims expense (“losses”):
Incurred losses, excluding catastrophe losses and reserve reestimates	2,450	(1,002)	(78)	(183)	6	21	116	(219)	2,494	(1,383)
Catastrophe losses, excluding reserve reestimates	100	(33)	(823)	294	(70)	51	(12)	9	(805)	321
Catastrophe reserve reestimates	27	(22)	488	(1)	39	(1)	(3)	1	551	(23)
Non-catastrophe reserve reestimates	(243)	(110)	16	(50)	35	(14)	(16)	90	(208)	(84)
Losses subtotal	2,334	(1,167)	(397)	60	10	57	85	(119)	2,032	(1,169)
Shelter-in-Place Payback expense	(944)	—	—	—	—	—	(4)	—	(948)	—
(Increase) decrease expenses	(75)	(155)	(33)	(24)	(33)	5	(15)	(11)	(162)	(158)
Underwriting income (loss)	$3,444	$1,688	$824	$914	$264	$224	$(36)	$14	$4,566	$2,912
(1)The 2020 column presents changes relative to 2019. The 2019 column presents changes relative to 2018.
(2)Includes other business lines and Answer Financial.
Underwriting income increased 56.8% or $1.65 billion in 2020 compared to 2019, primarily due to lower auto non-catastrophe losses, increased premiums earned and favorable catastrophe reserve reestimates in personal lines homeowners driven by subrogation settlements, partially offset by Shelter-in-Place Payback expense and higher catastrophe losses.

44 www.allstate.com

Allstate Protection 2020 Form 10-K

Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position.

Premiums written and earned by line of business
	For the years ended December 31,
($ in millions)	2020	2019	2018
Premiums written
Auto	$24,611	$24,462	$23,367
Homeowners	8,400	8,165	7,698
Other personal lines	1,965	1,890	1,831
Subtotal – Personal lines	34,976	34,517	32,896
Commercial lines	792	902	659
Total premiums written	$35,768	$35,419	$33,555
Reconciliation of premiums written to premiums earned:
Increase in unearned premiums	(205)	(614)	(544)
Other	17	38	(61)
Total premiums earned	$35,580	$34,843	$32,950

Auto	$24,640	$24,188	$22,970
Homeowners	8,254	7,912	7,517
Other personal lines	1,919	1,861	1,808
Subtotal – Personal lines	34,813	33,961	32,295
Commercial lines	767	882	655
Total premiums earned	$35,580	$34,843	$32,950
Auto insurance premiums written increased 0.6% or $149 million in 2020 compared to 2019.
Homeowners insurance premiums written increased 2.9% or $235 million in 2020 compared to 2019.

Unearned premium balance and the time frame in which we expect to recognize these premiums as earned
($ in millions)	As of December 31,		% earned after
	2020	2019	Three months	Six months	Nine months	Twelve months
Allstate brand:
Auto	$6,409	$6,405	70.7%	96.3%	99.1%	100.0%
Homeowners	4,379	4,220	43.2%	75.4%	94.1%	100.0%
Other personal lines	1,001	952	43.3%	75.3%	94.1%	100.0%
Commercial lines	295	270	43.3%	74.6%	93.7%	100.0%
Total Allstate brand	12,084	11,847	58.0%	86.6%	96.8%	100.0%
Encompass brand:
Auto	258	276	44.1%	75.8%	94.2%	100.0%
Homeowners	207	214	43.9%	75.8%	94.3%	100.0%
Other personal lines	39	41	44.2%	76.1%	94.3%	100.0%
Total Encompass brand	504	531	44.0%	75.8%	94.2%	100.0%
Allstate Protection unearned premiums	$12,588	$12,378
The Allstate Corporation 45

2020 Form 10-K Allstate Protection

Combined ratios by line of business
	For the years ended December 31,
	Loss ratio			Expense ratio (1)			Combined ratio
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Auto	57.5	68.2	66.8	28.5	24.8	25.4	86.0	93.0	92.2
Impact of Shelter-in-Place Payback expense	—	—	—	3.8	—	—	3.8	—	—
Homeowners	67.3	65.1	69.4	22.7	23.3	24.2	90.0	88.4	93.6
Other personal lines	58.7	61.1	66.0	27.5	26.9	27.9	86.2	88.0	93.9
Commercial lines	82.4	81.3	91.3	22.3	17.1	21.4	104.7	98.4	112.7
Impact of Shelter-in-Place Payback expense	—	—	—	0.5	—		0.5	—	—
Total	60.4	67.5	67.8	26.8	24.1	25.1	87.2	91.6	92.9
Impact of restructuring and related charges (2)	—	—	—	0.7	0.1	0.2	0.7	0.1	0.2
Impact of Shelter-in-Place Payback expense	—	—	—	2.7	—	—	2.7	—	—
Impact of Allstate Special Payment plan bad debt expense (3)	—	—	—	0.2	—	—	0.2	—	—
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
(2)Restructuring and related charges in 2020 primarily related to Transformative Growth.
(3)Relates to the Allstate Special Payment plan offered to customers as a result of the Coronavirus to provide more flexible payment options, including the option to delay payments. Approximately 70% of the higher bad debt expense was attributed to auto.

Loss ratios by line of business
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates on combined ratio			Effect of catastrophe losses included in prior year reserve reestimates on combined ratio
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Auto	57.5	68.2	66.8	1.2	1.7	1.6	(0.4)	(1.4)	(2.0)	(0.1)	(0.1)	(0.2)
Homeowners	67.3	65.1	69.4	27.9	24.8	30.0	(5.3)	0.8	0.2	(5.1)	0.8	0.8
Other personal lines	58.7	61.1	66.0	10.4	9.0	12.1	(3.5)	0.5	(0.4)	(2.0)	—	—
Commercial lines	82.4	81.3	91.3	3.5	1.4	3.4	4.7	1.9	16.5	0.2	(0.1)	—
Total	60.4	67.5	67.8	7.9	7.3	8.7	(1.6)	(0.7)	(1.0)	(1.4)	0.1	0.1
46 www.allstate.com

Allstate Protection 2020 Form 10-K

Catastrophe losses increased 9.9% or $254 million in 2020 compared to 2019. Catastrophe losses include approximately $495 million favorable subrogation settlements, which decreased the loss ratio by 1.4 points in 2020 compared to the same period of 2019. Excluding subrogation settlements, catastrophe losses increased approximately 30% or $750 million compared to 2019.
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

Catastrophe losses in 2020 by the size of event
($ in millions)	Number of events		Claims and claims expense		Combined ratio impact	Average catastrophe loss per event
Size of catastrophe loss
Greater than $250 million	1	0.9%	$518	18.4%	1.4	$518
$101 million to $250 million	6	5.7	953	33.9	2.7	159
$50 million to $100 million	11	10.5	740	26.3	2.1	67
Less than $50 million	87	82.9	1,103	39.3	3.1	13
Total	105	100.0%	3,314	117.9	9.3	32
Prior year reserve reestimates			(503)	(17.9)	(1.4)
Total catastrophe losses			$2,811	100.0%	7.9

Catastrophe losses by the type of event
	For the years ended December 31,
($ in millions)	Number of events	2020	Number of events	2019	Number of events	2018
Hurricanes/Tropical storms	9	$1,001	3	$86	3	$200
Tornadoes	3	43	6	551	3	17
Wind/Hail	73	1,940	91	1,721	99	1,752
Wildfires	17	300	4	28	10	745
Other events	3	30	6	123	2	116
Prior year reserve reestimates		(503)		48		25
Total catastrophe losses	105	$2,811	110	$2,557	117	$2,855
Catastrophe management
Historical catastrophe experience  For the last ten years, the average annual impact of catastrophes on our loss ratio was 8.2 points, but it has varied from 4.5 points to 14.7 points. The average annual impact of catastrophes on the homeowners loss ratio for the last ten years was 26.6 points. Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes by our participation in various state facilities. For further discussion of these facilities, see Note 14 of the consolidated financial statements. However, the impact of these actions may be diminished by the growth in insured values, and the effect of state insurance laws and regulations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.
We have continued to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including the following:
•Continuing to limit or not offer new homeowners, manufactured home and landlord package policy business in certain coastal geographies.
•Increased capacity in our brokerage platform for customers not offered an Allstate policy.
•We began to write a limited number of homeowners policies in select areas of California in 2016, additionally we:
–Continue to renew current policyholders and allow replacement policies for existing customers who buy a new home or change their residence to rental property
–Have decreased our overall homeowner exposures in California by more than 50% since 2007
–Write homeowners coverage through our excess and surplus lines carrier, North Light Specialty Insurance Company (“North Light”), which includes earthquake coverage (other
The Allstate Corporation 47

2020 Form 10-K Allstate Protection
than fire following earthquakes) that is currently ceded via quota share reinsurance.
•In certain states, we have been ceding wind exposure related to insured property located in wind pool eligible areas.
•Starting in the second quarter of 2017, we began writing a limited number of homeowners policies in select areas of Florida and continue to support existing customers who replace their currently-insured home with an acceptable property. Encompass withdrew from property lines in Florida in 2009.
•Tropical cyclone deductibles are generally higher than all peril deductibles and are in place for a large portion of coastal insured properties.
•Auto comprehensive damage coverage generally includes coverage for flood-related loss. We have additional catastrophe exposure, beyond the property lines, for auto customers who have purchased comprehensive damage coverage.
•We offer a homeowners policy available in 43 states, Allstate House and Home®, that provides options of coverage for roof damage, including graduated coverage and pricing based on roof type and age. In 2020, premiums written totaled $3.92 billion or 46.7% of homeowners premiums written compared to $3.44 billion or 42.1% in 2019.
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
Earthquakes    We do not offer earthquake coverage in most states. We retain approximately 20,000 PIF with earthquake coverage, primarily in Kentucky, due to regulatory and other reasons. We purchase reinsurance in Kentucky and enter into arrangements in many states to make earthquake coverage available through our brokerage platform.
We continue to have exposure to earthquake risk on certain policies that do not specifically exclude coverage for earthquake losses, including our auto policies, and to fires following earthquakes. Allstate homeowner policyholders in California are offered coverage for damage caused by an earthquake through the California Earthquake Authority (“CEA”), a privately-financed, publicly-managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 14 of the consolidated financial statements. While North Light writes property policies in California, which can include earthquake coverage, this coverage is 100% ceded via quota share reinsurance.
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
To manage the exposure, we may implement further actions, similar to those already taken, in geographies where we are not achieving appropriate returns. However, we may maintain or opportunistically increase our presence in areas where adequate risk adjusted returns can be achieved.
Reinsurance  A description of our current catastrophe reinsurance program appears in Note 10 of the consolidated financial statements.

48 www.allstate.com

Allstate Protection 2020 Form 10-K

Expense ratio increased 2.7 points in 2020 compared to 2019, reflecting Shelter-in-Place Payback expense, higher restructuring charges related to Transformative Growth and bad debt expense. Excluding Shelter-in-Place Payback expense, higher restructuring charges related to Transformative Growth, bad debt expense and impairment of purchased intangibles in 2019, the expense ratio decreased 0.8 points in 2020 compared to 2019, primarily due to lower operating expenses and agent compensation, partially offset by an increase in advertising costs.

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
	2020	2019	2018
Amortization of DAC	13.0	13.4	13.6
Advertising expense	2.6	2.4	2.5
Amortization of purchased intangibles	0.1	—	—
Other costs and expenses	7.5	8.1	8.8
Subtotal	23.2	23.9	24.9
Restructuring and related charges (1)	0.7	0.1	0.2
Shelter-in-Place Payback expense	2.7	—	—
Allstate Special Payment plan bad debt expense	0.2	—	—
Impairment of purchased intangibles	—	0.1	—
Total expense ratio	26.8	24.1	25.1
(1)Restructuring and related charges in 2020 primarily related to Transformative Growth.
Deferred acquisition costs    We establish a DAC asset for costs that are related directly to the successful acquisition of new or renewal insurance policies, principally agent remuneration and premium taxes. DAC is amortized to income over the period in which premiums are earned.

DAC balance as of December 31 by product type
($ in millions)	2020	2019
Auto	$826	$849
Homeowners	602	600
Other personal lines	144	141
Commercial lines	36	34
Total DAC	$1,608	$1,624
The Allstate Corporation 49

2020 Form 10-K Allstate Protection
The following table presents premiums written, PIF and underwriting income (loss) by line of business for Allstate brand, Encompass brand and Allstate Protection as of or for the year ended December 31, 2020. Detailed analysis of underwriting results, premiums written and earned, and the combined ratios, including loss and expense ratios, are discussed in the brand sections.

Premiums written, policies in force and underwriting income (loss)
($ in millions)	Allstate brand		Encompass brand		Allstate Protection
Premiums written	Amount	Percent to total brand	Amount	Percent to total brand	Amount	Percent to total
Auto	$24,103	69.3%	$508	52.3%	$24,611	68.8%
Homeowners	8,012	23.0	388	39.9	8,400	23.5
Other personal lines	1,889	5.4	76	7.8	1,965	5.5
Commercial lines	792	2.3	—	—	792	2.2
Total	$34,796	100.0%	$972	100.0%	$35,768	100.0%

Percent to total Allstate Protection		97.3%		2.7%		100.0%

PIF (thousands)
Auto	21,809	66.3%	451	61.1%	22,260	66.2%
Homeowners	6,427	19.5	216	29.3	6,643	19.7
Other personal lines	4,459	13.5	71	9.6	4,530	13.5
Commercial lines	216	0.7	—	—	216	0.6
Total	32,911	100.0%	738	100.0%	33,649	100.0%

Percent to total Allstate Protection		97.8%		2.2%		100.0%

Underwriting income (loss)
Auto	$3,404	75.8%	$40	53.3%	$3,444	75.4%
Homeowners	798	17.8	26	34.7	824	18.0
Other personal lines	255	5.7	9	12.0	264	5.8
Commercial lines	(36)	(0.8)	—	—	(36)	(0.8)
Other business lines	67	1.5	—	—	67	1.5
Answer Financial	—	—	—	—	3	0.1
Total	$4,488	100.0%	$75	100.0%	$4,566	100.0%
When analyzing premium measures and statistics for our brands the following calculations are used as described below.
•PIF:  Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy while Commercial lines PIF counts for shared economy agreements typically reflect contracts that cover multiple rather than individual drivers.
•New issued applications: Item counts of automobile or homeowner insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate Protection brand. Allstate brand includes automobiles added by existing customers when they exceed the number allowed (currently 10) on a policy.
•Average premium-gross written (“average premium”):  Gross premiums written divided by issued item count. Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals. Average premiums represent the appropriate policy term for each line. Allstate brand policy terms are 6 months for auto and 12 months for homeowners. Encompass brand policy terms are generally 12 months for auto and homeowners.
•Renewal ratio:  Renewal policy item counts issued during the period, based on contract effective dates, divided by the total policy item counts issued 6 months prior for auto (generally 12 months prior for Encompass brand) or 12 months prior for homeowners.
•Total brand rate changes:  Based on historical premiums written, not including rate plan enhancements (such as the introduction of discounts and surcharges that result in no change in the overall rate level) and initial rates filed for insurance subsidiaries initially writing business in a location. Includes rate changes approved based on our net cost of reinsurance. The rate change percentages are calculated using approved rate changes during the period as a percentage of total brand premiums written.
50 www.allstate.com

Allstate Protection: Allstate brand 2020 Form 10-K

Allstate brand products are sold across multiple channels, including Allstate exclusive agents and direct (online or call centers). In 2020, the Allstate brand represented 97.3% of the Allstate Protection segment’s written premium. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Underwriting results
	For the years ended December 31,
($ in millions)	2020	2019	2018
Premiums written	$34,796	$34,399	$32,539
Premiums earned	$34,581	$33,825	$31,927
Other revenue	663	666	662
Claims and claims expense	(20,897)	(22,828)	(21,680)
Shelter-in-Place Payback expense	(927)	—	—
Amortization of DAC	(4,451)	(4,457)	(4,285)
Other costs and expenses	(4,253)	(4,213)	(4,239)
Restructuring and related charges	(228)	(34)	(53)
Impairment of purchased intangibles	—	(51)	—
Underwriting income	$4,488	$2,908	$2,332
Catastrophe losses	$2,716	$2,442	$2,753

Underwriting income (loss) by line of business
Auto	$3,404	$1,680	$1,777
Homeowners	798	912	481
Other personal lines (1)	255	227	108
Commercial lines	(36)	14	(83)
Other business lines (2)	67	75	49
Underwriting income	$4,488	$2,908	$2,332
(1)Other personal lines include renters, condominium, landlord and other personal lines products.
(2)Other business lines primarily represent Ivantage.

Underwriting income increased 54.3% or $1.58 billion in 2020 compared to 2019, primarily due to lower auto non-catastrophe losses, increased premiums earned and favorable catastrophe reserve reestimates in homeowners driven by subrogation settlements, partially offset by Shelter-in-Place Payback expense and higher catastrophe losses.
The Allstate Corporation 51

2020 Form 10-K Allstate Protection: Allstate brand

Premiums written and earned by line of business
	For the years ended December 31,
($ in millions)	2020	2019	2018
Premiums written
Auto	$24,103	$23,922	$22,830
Homeowners (1)	8,012	7,764	7,300
Other personal lines	1,889	1,811	1,750
Subtotal – Personal lines	34,004	33,497	31,880
Commercial lines	792	902	659
Total	$34,796	$34,399	$32,539
Premiums earned
Auto	$24,115	$23,649	$22,434
Homeowners	7,858	7,513	7,114
Other personal lines	1,841	1,781	1,724
Subtotal – Personal lines	33,814	32,943	31,272
Commercial lines	767	882	655
Total	$34,581	$33,825	$31,927
(1)The cost of our catastrophe reinsurance program increased $35 million to $321 million in 2020 from $286 million in 2019. Catastrophe placement premiums are recorded primarily in the Allstate brand and are a reduction of premium. For a more detailed discussion on reinsurance, see the Claims and Claims Expense Reserves section of the MD&A and Note 10 of the consolidated financial statements.

Auto premium measures and statistics
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
PIF (thousands)	21,809	21,913	21,592	(0.5)%	1.5%
New issued applications (thousands)	3,467	3,535	3,566	(1.9)%	(0.9)%
Average premium	$617	$603	$586	2.3%	2.9%
Renewal ratio (%)	87.5	88.0	88.0	(0.5)	—
Total brand rate changes (%)	(0.2)	3.0	1.2	(3.2)	1.8
Auto insurance premiums written increased 0.8% or $181 million in 2020 compared to 2019, primarily due to an increase in average premium. During the second quarter through year-end 2020, growth in premiums written slowed significantly due to lower increases in average premium from fewer approved rate changes related to the Coronavirus.
New issued applications decreased 1.9% compared to 2019 due to impacts from the Coronavirus in the first half of 2020 and fewer new exclusive agent appointments, partially offset by an increase in direct and independent agent business.
Rate changes are maintained on a state by state basis. Auto average premium may decline in 2021 compared to 2020 as some rate changes will reflect the decline in auto miles driven and lower expenses.
PIF decreased 0.5% or 104 thousand policies as of December 31, 2020 compared to December 31, 2019 as higher PIF in Allstate brand, with increases in 20 states, including 3 of our largest 10 states, was offset by lower PIF in Esurance brand as advertising resources are redirected to Allstate brand.

Homeowners premium measures and statistics
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
PIF (thousands)	6,427	6,359	6,281	1.1%	1.2%
New issued applications (thousands)	899	877	858	2.5%	2.2%
Average premium	$1,328	$1,291	$1,226	2.9%	5.3%
Renewal ratio (%)	87.5	88.2	88.0	(0.7)	0.2
Total brand rate changes (%)	2.7	3.3	2.7	(0.6)	0.6
Homeowners insurance premiums written increased 3.2% or $248 million in 2020 compared to 2019, primarily due to higher average premiums, including rate changes and inflation in insured home valuations, and policy growth. Homeowners PIF increased 68 thousand policies with increases in 27 states, including 5 of our largest 10 states, as of December 31, 2020 compared to December 31, 2019.
Other personal lines premiums written increased 4.3% or $78 million in 2020 compared to 2019. The increase in 2020 was primarily due to increases in condominium, personal umbrella and boat insurance premiums.
Commercial lines premiums written decreased 12.2%or $110 million in 2020 compared to 2019, primarily due to lower miles driven and utilization in our shared economy business related to the impacts of the Coronavirus. PIF for the shared economy agreements typically reflect contracts that cover multiple insureds as opposed to individual insureds.
52 www.allstate.com

Allstate Protection: Allstate brand 2020 Form 10-K

Combined ratios by line of business
	For the years ended December 31,
	Loss ratio			Expense ratio (1)			Combined ratio
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Auto	57.5	68.3	66.8	28.4	24.6	25.3	85.9	92.9	92.1
Impact of Shelter-in-Place Payback expense	—	—	—	3.8	—	—	3.8	—	—
Homeowners	67.5	65.0	69.5	22.3	22.9	23.7	89.8	87.9	93.2
Other personal lines	58.8	60.7	66.3	27.3	26.6	27.4	86.1	87.3	93.7
Commercial lines	82.4	81.3	91.3	22.3	17.1	21.4	104.7	98.4	112.7
Impact of Shelter-in-Place Payback expense	—	—	—	0.5	—	—	0.5	—	—
Total	60.4	67.5	67.9	26.6	23.9	24.8	87.0	91.4	92.7
Impact of restructuring and related charges (2)	—	—	—	0.7	0.1	0.2	0.7	0.1	0.2
Impact of Shelter-in-Place Payback expense	—	—	—	2.7	—	—	2.7	—	—
Impact of Allstate Special Payment plan bad debt expense (3)	—	—	—	0.2	—	—	0.2	—	—
(1)    Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
(2)Restructuring and related charges in 2020 primarily related to Transformative Growth.
(3)Relates to the Allstate Special Payment plan offered to customers as a result of the Coronavirus to provide more flexible payment options, including the option to delay payments. Approximately 70% of the higher bad debt expense was attributed to auto.

Loss ratios by line of business
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses			Effect of prior year reserve reestimates			Effect of catastrophe losses included in prior year reserve reestimates (1)
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Auto	57.5	68.3	66.8	1.2	1.7	1.6	(0.5)	(1.3)	(2.0)	(0.2)	(0.1)	(0.2)
Homeowners	67.5	65.0	69.5	28.2	24.8	30.5	(5.1)	0.7	—	(4.9)	0.7	0.8
Other personal lines	58.8	60.7	66.3	10.5	9.2	12.2	(3.1)	0.6	0.4	(2.0)	0.1	(0.2)
Commercial lines	82.4	81.3	91.3	3.5	1.4	3.4	4.7	1.9	16.5	0.2	(0.1)	—
Total	60.4	67.5	67.9	7.9	7.2	8.6	(1.5)	(0.7)	(1.0)	(1.3)	0.1	—
(1)    2020 includes approximately $450 million of favorable reserve reestimates related to subrogation settlements, which primarily impacted homeowners. See Note 8 of the consolidated financial statements for additional details.
The Allstate Corporation 53

2020 Form 10-K Allstate Protection: Allstate brand
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

(1)Excludes counts associated with catastrophe events.
We have expanded our utilization of virtual claims processes in response to the Coronavirus. We are continuing to implement new technology and process improvements that provide continued loss cost accuracy, efficient processing and enhanced customer experiences that are simple, fast and produce high degrees of satisfaction.
•Digital Operating Centers handle auto physical damage claims countrywide utilizing our virtual estimation capabilities, which includes estimating damage with photos and video through the use of QuickFoto Claim® and Virtual Assist®.
•Virtual Assist and aerial imagery using satellites, airplanes and drones handle property claims by estimating damage through video.
These organizational and process changes impact frequency and severity statistics as changes in claim opening and closing practices and shifts in timing, if any, can impact comparisons to prior periods.
Auto loss ratio decreased 10.8 points in 2020 compared to 2019, primarily due to decline in non-catastrophe losses driven by favorable frequency, higher premiums earned and lower catastrophe losses, partially offset by increased severity and less favorable non-catastrophe prior year reserve reestimates compared to prior year.

Auto property damage frequency and severity statistics
(% change year-over-year)	For the year ended December 31, 2020
Gross claim frequency	(29.1)%
Paid claim severity	10.0
The impacts of the Coronavirus affect frequency and severity statistics including:
•Shelter-in-place restrictions, social distancing requirements, limits on large gatherings and events, and restrictions on non-essential businesses as these become more or less strict
•Unemployment levels
•Reduced commuting activity
•Paid claims settlement rates as the low frequency environment creates capacity to settle claims faster
•Driving behavior (e.g., speed, time of day) impacting mix of claim types
•Labor and part cost variability
•Changes in limits purchased
•Court system variability in both timing and magnitude of claim settlement
Property damage gross claim frequency decreased in 2020 compared to 2019 due to factors including:
•Declines in auto miles driven.
•Declines in gross claim frequency compared to the prior year moderated in the second half of 2020 from earlier in the year, reflecting an increase in miles driven compared to April and May 2020 as shelter-in-place restrictions were lifted in many states.
Property damage paid claim severity increased in 2020 compared to 2019 due to factors including:
•Claims settled within days or weeks of the loss tend to be less complex and have lower severity, while higher severity property damage claims generally take longer to resolve.
•The reduction in new claims due to lower frequency, as described above, led to an increase in the proportion of more complex, higher severity paid claims to total paid claims.
•Higher costs to repair more sophisticated newer model vehicles, higher third-party subrogation demands and increased costs associated with total losses.
Bodily injury gross claim frequency was consistent with trends noted in property damage. Bodily injury severity trends increased at a rate above medical care inflation indices in 2020.
54 www.allstate.com

Allstate Protection: Allstate brand 2020 Form 10-K

Homeowners loss ratio increased 2.5 points in 2020 compared to 2019, primarily due to higher catastrophe losses and increased claim severity, partially offset by favorable catastrophe reserve reestimates driven by subrogation settlements, increased premiums earned and improved claim frequency.

Homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)	For the year ended December 31, 2020
Gross claim frequency	(4.0)%
Paid claim severity	7.1
Gross claim frequency excluding catastrophe losses decreased in 2020 compared to 2019 due to decreases in water and theft claims, partially offset by increases in fire and wind/hail. Paid claim severity excluding catastrophe losses increased in 2020 compared to 2019 as we experienced increased claim severity in wind/hail and fire perils. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the year.
Other personal lines loss ratio decreased 1.9 points in 2020 compared to 2019, primarily due to increased premiums earned, favorable catastrophe reserve reestimates driven by the subrogation settlements and favorable non-catastrophe reserve reestimates, partially offset by higher catastrophe losses.
Commercial lines loss ratio increased 1.1 points in 2020 compared to 2019, primarily due to decreased premiums earned, higher claim severity and higher losses related to an underperforming account that was not renewed, partially offset by a decline in non-catastrophe losses driven by favorable auto frequency related to the Coronavirus.

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
	2020	2019	2018
Amortization of DAC (1)	12.9	13.2	13.4
Advertising expense	2.7	2.5	2.5
Other costs and expenses	7.4	7.9	8.7
Subtotal	23.0	23.6	24.6
Restructuring and related charges (2)	0.7	0.1	0.2
Impairment of purchased intangibles	—	0.2	—
Shelter-in-Place Payback expense	2.7	—	—
Allstate Special Payment plan bad debt expense	0.2	—	—
Total expense ratio	26.6	23.9	24.8
(1)    Primarily includes agent compensation and premium taxes.
(2)Restructuring and related charges in 2020 primarily related to Transformative Growth.
Expense ratio increased 2.7 points in 2020 compared to 2019, reflecting Shelter-in-Place Payback expense, higher restructuring charges related to Transformative Growth and bad debt expense. Excluding Shelter-in-Place Payback expense, higher restructuring charges related to Transformative Growth, bad debt expense and impairment of purchased intangibles in 2019, the expense ratio decreased 0.7 points in 2020 compared to 2019, primarily due to lower operating expenses and agent compensation, partially offset by an increase in advertising costs.
The Allstate Corporation 55

2020 Form 10-K Allstate Protection: Encompass brand
Encompass products are sold through independent agents that serve brand-neutral customers who prefer personal service and support from an independent agent. In 2020, the Encompass brand represented 2.7% of the Allstate Protection segment’s written premium. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Underwriting results
	For the years ended December 31,
($ in millions)	2020	2019	2018
Premiums written	$972	$1,020	$1,016
Premiums earned	$999	$1,018	$1,023
Other revenue	5	5	5
Claims and claims expense	(588)	(689)	(668)
Shelter-in-Place Payback expense	(21)	—	—
Amortization of DAC	(191)	(192)	(190)
Other costs and expenses	(123)	(131)	(145)
Restructuring and related charges	(6)	(4)	(7)
Underwriting income	$75	$7	$18
Catastrophe losses	$95	$115	$102

Underwriting income (loss) by line of business
Auto	$40	$8	$14
Homeowners	26	2	1
Other personal lines	9	(3)	3
Underwriting income	$75	$7	$18

Underwriting income increased $68 million in 2020 compared to 2019, primarily due to lower auto and homeowners non-catastrophe losses and favorable catastrophe reserve reestimates in personal lines homeowners driven by subrogation settlements, partially offset by higher catastrophe losses and Shelter-in-Place Payback expense.
56 www.allstate.com

Allstate Protection: Encompass brand 2020 Form 10-K

Premiums written and earned by line of business
	For the years ended December 31,
($ in millions)	2020	2019	2018
Premiums written
Auto	$508	$540	$537
Homeowners	388	401	398
Other personal lines	76	79	81
Total	$972	$1,020	$1,016
Premiums earned
Auto	$525	$539	$537
Homeowners	396	399	402
Other personal lines	78	80	84
Total	$999	$1,018	$1,023

Auto premium measures and statistics
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
PIF (thousands)	451	493	502	(8.5)%	(1.8)%
New issued applications (thousands)	60	82	76	(26.8)%	7.9%
Average premium	$1,156	$1,134	$1,118	1.9%	1.4%
Renewal ratio (%)	76.8	78.1	74.9	(1.3)	3.2
Total brand rate changes (%)	(0.4)	1.5	2.4	(1.9)	(0.9)
Auto insurance premiums written decreased 5.9% or $32 million in 2020 compared to 2019, primarily due to decreased new issued applications and lower retention, partially offset by higher average premiums, with the top 10 states representing approximately 70% of premiums written.

Homeowners premium measure and statistics
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
PIF (thousands)	216	234	239	(7.7)%	(2.1)%
New issued applications (thousands)	34	42	37	(19.0)%	13.5%
Average premium	$1,892	$1,795	$1,724	5.4%	4.1%
Renewal ratio (%)	81.0	82.5	80.0	(1.5)	2.5
Total brand rate changes (%)	4.8	9.2	4.7	(4.4)	4.5
Homeowners insurance premiums written decreased 3.2% or $13 million in 2020 compared to 2019, primarily due to decreased new issued applications and lower retention, partially offset by higher average premiums due to rate changes over the past 12 months, with the top 10 states representing approximately 70% of premiums written.

Combined ratios by line of business
	For the years ended December 31,
	Loss ratio			Expense ratio (1)			Combined ratio
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Auto	56.8	66.8	65.0	35.6	31.7	32.4	92.4	98.5	97.4
Impact of Shelter-in-Place Payback expense	—	—	—	4.0	—	—	4.0	—	—
Homeowners	62.1	68.2	66.7	31.3	31.3	33.1	93.4	99.5	99.8
Other personal lines	56.4	71.3	60.7	32.1	32.5	35.7	88.5	103.8	96.4
Total	58.9	67.7	65.3	33.6	31.6	32.9	92.5	99.3	98.2
Impact of restructuring and related charges (2)	—	—	—	0.6	0.4	0.7	0.6	0.4	0.7
Impact of Shelter-in-Place Payback expense	—	—	—	2.1	—	—	2.1	—	—
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
(2)Restructuring and related charges in 2020 primarily related to Transformative Growth.
The Allstate Corporation 57

2020 Form 10-K Allstate Protection: Encompass brand

Loss ratios by line of business
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses			Effect of prior year reserve reestimates			Effect of catastrophe losses included in prior year reserve reestimates (1)
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Auto	56.8	66.8	65.0	1.3	1.9	1.1	1.0	(1.9)	(1.9)	(0.4)	—	(0.2)
Homeowners	62.1	68.2	66.7	20.7	25.1	22.1	(9.3)	3.7	3.3	(9.8)	2.5	3.0
Other personal lines	56.4	71.3	60.7	7.7	6.3	8.3	(12.8)	(2.5)	(16.7)	(2.6)	(1.2)	1.2
Total	58.9	67.7	65.3	9.5	11.3	10.0	(4.2)	0.3	(1.1)	(4.3)	0.9	1.2
(1)2020 includes approximately $45 million of favorable reserve reestimates related to subrogation settlements, which primarily impacted homeowners. See Note 8 of the consolidated financial statements for additional details.
Auto loss ratio decreased 10.0 points in 2020 compared to 2019, primarily due to lower claim frequency, partially offset by increased claim severity and unfavorable non-catastrophe reserves reestimates compared to favorable non-catastrophe reserve reestimates in the prior year.
Homeowners loss ratio decreased 6.1 points in 2020 compared to 2019, primarily due to favorable catastrophe reserve reestimates driven by subrogation settlements and lower non-catastrophe claim frequency, partially offset by higher catastrophe losses.

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
	2020	2019	2018
Amortization of DAC	19.1	18.8	18.5
Advertising expense	0.1	0.2	0.2
Other costs and expenses	11.7	12.2	13.5
Subtotal	30.9	31.2	32.2
Restructuring and related charges (1)	0.6	0.4	0.7
Shelter-in-Place Payback expense	2.1	—	—
Total expense ratio	33.6	31.6	32.9
(1)Restructuring and related charges in 2020 primarily related to the Transformative Growth.
Expense ratio increased 2.0 points in 2020 compared to 2019, primarily due to Shelter-in-Place Payback expense and higher restructuring charges related to Transformative Growth, partially offset by lower operating costs.

58 www.allstate.com

Discontinued Lines and Coverages 2020 Form 10-K

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

Underwriting results
	For the years ended December 31,
($ in millions)	2020	2019	2018
Claims and claims expense
Asbestos claims	$(78)	$(28)	$(44)
Environmental claims	(44)	(36)	(20)
Other discontinued lines	(19)	(41)	(23)
Total claims and claims expense	(141)	(105)	(87)
Operating costs and expenses	(3)	(3)	(3)
Underwriting loss	$(144)	$(108)	$(90)
Underwriting losses in 2020 and 2019 primarily related to our annual reserve review using established industry and actuarial best practices. The annual review resulted in unfavorable reserve reestimates totaling $132 million and $95 million, in 2020 and 2019, net of $1 million and $6 million reduction in the allowance for future uncollectible reinsurance, respectively. The reserve reestimates are included as part of claims and claims expense.
Reserve reestimates in 2020 primarily related to new reported information, court decisions and policy buyback settlements for asbestos exposures and higher than expected reported losses for environmental and other discontinued lines exposures. Reserve reestimates in 2019 primarily related to new reported information and settlement agreements, including bankruptcy proceedings, impacting asbestos and other discontinued lines and additional environmental clean-up sites.
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

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	December 31, 2020	December 31, 2019
Asbestos claims
Gross reserves	$1,204	$1,172
Reinsurance	(377)	(362)
Net reserves	827	810
Environmental claims
Gross reserves	249	219
Reinsurance	(43)	(40)
Net reserves	206	179
Other discontinued lines
Gross reserves	435	427
Reinsurance	(60)	(51)
Net reserves	375	376
Total
Gross reserves	1,888	1,818
Reinsurance	(480)	(453)
Net reserves	$1,408	$1,365
The Allstate Corporation 59

2020 Form 10-K Discontinued Lines and Coverages

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	December 31, 2020	December 31, 2019
Direct excess commercial insurance
Gross reserves	$1,011	$948
Reinsurance	(358)	(332)
Net reserves	653	616
Assumed reinsurance coverage
Gross reserves	636	606
Reinsurance	(58)	(53)
Net reserves	578	553
Direct primary commercial insurance
Gross reserves	160	169
Reinsurance	(63)	(54)
Net reserves	97	115
Other run-off business
Gross reserves	2	15
Reinsurance	—	(13)
Net reserves	2	2
Unallocated loss adjustment expenses
Gross reserves	79	80
Reinsurance	(1)	(1)
Net reserves	78	79
Total
Gross reserves	1,888	1,818
Reinsurance	(480)	(453)
Net reserves	$1,408	$1,365

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	December 31, 2020		December 31, 2019
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	65%	35%	68%	32%
Ceded (2)	71	29	78	22
Assumed reinsurance coverage
Gross reserves	34	66	34	66
Ceded	35	65	35	65
Direct primary commercial insurance
Gross reserves	55	45	56	44
Ceded	79	21	78	22
(1)Approximately 67% of gross case reserves as of December 31, 2020 are subject to settlement agreements.
(2)Approximately 75% of ceded case reserves as of December 31, 2020 are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	For the years ended December 31,
	2020	2019
Direct excess commercial insurance
Gross (1)	$88	$122
Ceded (2)	(37)	(53)
Assumed reinsurance coverage
Gross	40	43
Ceded	(7)	(3)
Direct primary commercial insurance
Gross	8	15
Ceded	(5)	(2)
(1) In 2020 77% of payments related to settlement agreements.
(2) In 2020 75% of payments related to settlement agreements.

60 www.allstate.com

Discontinued Lines and Coverages 2020 Form 10-K

Total net reserves as of December 31, 2020, included $695 million or 49% of estimated IBNR reserves compared to $660 million or 48% of estimated IBNR reserves as of December 31, 2019.
Total gross payments were $137 million and $183 million for 2020 and 2019, respectively, primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds.
Reinsurance collections were $53 million and $49 million for 2020 and 2019, respectively. The allowance for uncollectible reinsurance recoverables was $59 million and $60 million as of December 31, 2020 and December 31, 2019, respectively. The allowance represents 10.5% and 11.1% of the related reinsurance recoverable balances as of December 31, 2020 and December 31, 2019, respectively.
The Allstate Corporation 61

2020 Form 10-K Protection Services
Protection Services Segment
    Protection Services comprise Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection. In 2020, Protection Services represented 4.3% of total revenue, 77.5% of total PIF and 3.3% of total adjusted net income. We offer consumer product protection plans, finance and insurance products (including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel and paintless dent repair protection), roadside assistance, device and mobile data collection services and analytic solutions using automotive telematics information and identity protection. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2020	2019	2018
Premiums written	$1,890	$1,535	$1,431

Revenues
Premiums	$1,493	$1,233	$1,098
Other revenue	208	188	82
Intersegment insurance premiums and service fees (1)	147	154	122
Net investment income	44	42	27
Realized capital gains (losses)	30	32	(11)
Total revenues	1,922	1,649	1,318

Costs and expenses
Claims and claims expense	(386)	(363)	(350)
Amortization of DAC	(658)	(543)	(463)
Operating costs and expenses	(651)	(661)	(505)
Restructuring and related charges	(3)	—	(4)
Amortization of purchased intangibles	(106)	(122)	(94)
Impairment of purchased intangibles	—	(55)	—
Total costs and expenses	(1,804)	(1,744)	(1,416)

Income tax (expense) benefit	(26)	18	19
Net income (loss) applicable to common shareholders	$92	$(77)	$(79)

Adjusted net income	$153	$38	$8
Realized capital gains (losses), after-tax	23	25	(9)
Amortization of purchased intangibles, after-tax	(84)	(97)	(74)
Impairment of purchased intangibles, after-tax	—	(43)	—
Tax Legislation (expense) benefit	—	—	(4)
Net income (loss) applicable to common shareholders	$92	$(77)	$(79)

Allstate Protection Plans	$137	$60	$23
Allstate Dealer Services	29	26	15
Allstate Roadside	12	(15)	(20)
Arity	(11)	(7)	(11)
Allstate Identity Protection	(14)	(26)	1
Adjusted net income	$153	$38	$8

Allstate Protection Plans	128,982	99,632	68,588
Allstate Dealer Services	4,042	4,205	4,338
Allstate Roadside	548	599	663
Allstate Identity Protection	2,700	1,511	1,040
Policies in force as of December 31 (in thousands)	136,272	105,947	74,629
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our consolidated financial statements.

62 www.allstate.com

Protection Services 2020 Form 10-K

Net income applicable to common shareholders was $92 million in 2020 compared to net loss of $77 million in 2019. 2019 results included a $55 million intangible asset impairment related to the SquareTrade trade name that occurred in the second quarter of 2019.
Adjusted net income increased $115 million in 2020 compared to 2019. The increase in 2020 was primarily due to growth of Allstate Protection Plans and improved profitability at Allstate Roadside, partially offset by investments at Allstate Identity Protection.
Total revenues increased 16.6% or $273 million in 2020 compared to 2019, primarily due to Allstate Protection Plan’s growth through its U.S. retail and international channels, partially offset by declines in revenue at Allstate Roadside.
Premiums written increased 23.1% or $355 million in 2020 compared to 2019, primarily due to growth at Allstate Protection Plans benefiting from higher consumer purchases. In late 2020, Allstate Protection Plans launched several new U.S. retailers and was awarded new business for launch in early 2021, which will result in additional premiums written in 2021.
PIF increased 28.6% or 30 million in 2020 compared to 2019 due to continued growth at Allstate Protection Plans.
Intersegment premiums and service fees decreased 4.5% or $7 million in 2020 compared to 2019, primarily related to decreased device sales through Arity’s device and mobile data collection services and analytic solutions.
Other revenue increased 10.6% or $20 million in 2020 compared to 2019, primarily due to increased sales at Allstate Identity Protection.
Claims and claims expense increased 6.3% or $23 million in 2020 compared to 2019, primarily due to higher levels of claims at Allstate Protection Plans driven by growth of the business, partially offset by lower losses at Allstate Roadside and Allstate Dealer Services due to declines in auto miles driven related to the Coronavirus.
Amortization of DAC increased 21.2% or $115 million in 2020 compared to 2019. The increase is driven by growth at Allstate Protection Plans.
Operating costs and expenses decreased 1.5% or $10 million in 2020 compared to 2019, primarily due to lower operating costs at Allstate Roadside, partially offset by expenses associated with continued growth at Allstate Protection Plans.
Amortization of purchased intangibles relates to the acquisitions of Allstate Protection Plans and Allstate Identity Protection. We recorded amortization expense of $106 million in 2020 compared to $122 million in 2019.

The Allstate Corporation 63

2020 Form 10-K Claims and Claims Expense Reserves
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
We believe the net loss reserves exposures are appropriately established based on available facts, technology, laws and regulations.

Total reserves, net of recoverables (“net reserves”), as of December 31, by line of business
($ in millions)	2020	2019	2018
Allstate brand	$18,523	$18,750	$18,134
Encompass brand	613	646	691
Total Allstate Protection	19,136	19,396	18,825
Discontinued Lines and Coverages	1,408	1,365	1,391
Total Property-Liability	20,544	20,761	20,216
Protection Services	33	39	52
Total net reserves	$20,577	$20,800	$20,268
The year-end 2020 gross reserves of $27.61 billion for insurance claims and claims expense were $8.48 billion more than the net reserve balance of $19.13 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are recoverables from third parties totaling $7.03 billion, including $5.61 billion of indemnification recoverables related to the Michigan Catastrophic Claims Association (“MCCA”), that reduce reserves for statutory reporting, but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $1.35 billion that are a component of our consolidated reserves, but not included in our U.S. statutory reserves.

Impact of reserve reestimates by brand on combined ratio and net income applicable to common shareholders(1) (2)
	2020		2019		2018
($ in millions, except ratios)	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio
Allstate brand	$(534)	(1.5)	$(236)	(0.7)	$(329)	(1.0)
Encompass brand	(42)	(0.1)	3	—	(11)	—
Total Allstate Protection	(576)	(1.6)	(233)	(0.7)	(340)	(1.0)
Discontinued Lines and Coverages	141	0.4	105	0.4	87	0.3
Total Property-Liability	(435)	(1.2)	(128)	(0.3)	(253)	(0.7)
Protection Services	(1)	—	(2)	—	(2)	—
Total	$(436)		$(130)		$(255)
Reserve reestimates, after-tax	$(344)		$(103)		$(201)
Consolidated net income applicable to common shareholders	$5,461		$4,678		$2,012
Reserve reestimates as a % impact on consolidated net income applicable to common shareholders	6.3%		2.2%		10.0%
Property-Liability prior year reserve reestimates included in catastrophe losses	$(503)		$48		$25
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using property and casualty premiums earned.

64 www.allstate.com

Claims and Claims Expense Reserves 2020 Form 10-K

The following tables reflect the accident years to which the reestimates shown above are applicable. Favorable reserve reestimates are shown in parentheses.

2020 prior year reserve reestimates
($ in millions)	2015 & prior	2016	2017	2018	2019	Total
Allstate brand	$(58)	$46	$(162)	$(348)	$(12)	$(534)
Encompass brand	2	(4)	(37)	(5)	2	(42)
Total Allstate Protection	(56)	42	(199)	(353)	(10)	(576)
Discontinued Lines and Coverages	141	—	—	—	—	141
Total Property-Liability	85	42	(199)	(353)	(10)	(435)
Protection Services	—	—	—	—	(1)	(1)
Total	$85	$42	$(199)	$(353)	$(11)	$(436)

2019 prior year reserve reestimates
($ in millions)	2014 & prior	2015	2016	2017	2018	Total
Allstate brand	$(138)	$(46)	$(26)	$(99)	$73	$(236)
Encompass brand	(2)	2	(2)	4	1	3
Total Allstate Protection	(140)	(44)	(28)	(95)	74	(233)
Discontinued Lines and Coverages	105	—	—	—	—	105
Total Property-Liability	(35)	(44)	(28)	(95)	74	(128)
Protection Services	—	—	—	—	(2)	(2)
Total	$(35)	$(44)	$(28)	$(95)	$72	$(130)

2018 prior year reserve reestimates
($ in millions)	2013 & prior	2014	2015	2016	2017	Total
Allstate brand	$(66)	$(56)	$(16)	$(133)	$(58)	$(329)
Encompass brand	(12)	(11)	(15)	1	26	(11)
Total Allstate Protection	(78)	(67)	(31)	(132)	(32)	(340)
Discontinued Lines and Coverages	87	—	—	—	—	87
Total Property-Liability	9	(67)	(31)	(132)	(32)	(253)
Protection Services	—	—	—	—	(2)	(2)
Total	$9	$(67)	$(31)	$(132)	$(34)	$(255)
Allstate Protection
The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2020, 2019, and 2018, and the effect of reestimates in each year.

Net reserves by line
	January 1 reserves
($ in millions)	2020	2019	2018
Auto	$14,728	$14,378	$14,051
Homeowners	2,138	2,157	2,205
Other personal lines	1,459	1,489	1,489
Commercial lines	1,071	801	616
Total Allstate Protection	$19,396	$18,825	$18,361

Impact of reserve reestimates by line on combined ratio and underwriting income
	2020		2019		2018
($ in millions, except ratios)	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio
Auto	$(107)	(0.3)	$(323)	(0.9)	$(455)	(1.3)
Homeowners	(439)	(1.2)	65	0.2	14	—
Other personal lines	(66)	(0.2)	8	—	(7)	—
Commercial lines	36	0.1	17	—	108	0.3
Total Allstate Protection	$(576)	(1.6)	$(233)	(0.7)	$(340)	(1.0)
Underwriting income	$4,566		$2,912		$2,343
Reserve reestimates as a % impact on underwriting income	12.6%		8.0%		14.5%
The Allstate Corporation 65

2020 Form 10-K Claims and Claims Expense Reserves
Favorable results for homeowners lines in 2020 were primarily due to catastrophe reserve reestimates driven by the subrogation settlements. Favorable reserve reestimates for auto in 2020 primarily related to favorable non-catastrophe reserve reestimates in personal lines auto, partially offset by strengthening in commercial lines auto reserves.
Favorable reserve reestimates for auto in 2019 primarily related to continued favorable personal lines auto injury coverage development, offset by strengthening in our homeowners lines.  Auto liability claims process changes implemented in prior years, including a program requiring enhanced documentation of injuries and related medical treatments, resulted in favorable severity trends compared to those originally estimated as we developed greater experience in settling claims under these programs. Unfavorable results for homeowners lines in 2019 were primarily due to catastrophe development being higher than anticipated in previous estimates.
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

Discontinued Lines and Coverages reserve reestimates
	2020		2019		2018
($ in millions)	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate	January 1 reserves	Reserve reestimate
Asbestos claims	$810	$78	$866	$28	$884	$44
Environmental claims	179	44	170	36	166	20
Other discontinued lines	376	19	355	41	357	23
Total	$1,365	$141	$1,391	$105	$1,407	$87
Underwriting loss		$(144)		$(108)		$(90)
Reserve reestimates in 2020 primarily related to new reported information, court decisions and policy buyback settlements for asbestos exposures and higher than expected reported losses for environmental and other discontinued lines exposures.
Reserve reestimates in 2019 primarily related to new reported information and settlement agreements, including bankruptcy proceedings, impacting asbestos and other discontinued lines and additional environmental clean-up sites.
66 www.allstate.com

Claims and Claims Expense Reserves 2020 Form 10-K

Reserves and claim activity before (Gross) and after (Net) the effects of reinsurance
	2020		2019		2018
($ in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,172	$810	$1,266	$866	$1,296	$884
Incurred claims and claims expense	132	78	39	28	89	44
Claims and claims expense paid	(100)	(61)	(133)	(84)	(119)	(62)
Ending reserves	$1,204	$827	$1,172	$810	$1,266	$866

Annual survival ratio	12.0	13.6	8.8	9.6	10.6	14.0
3-year survival ratio	10.3	12.0	9.0	10.3	9.1	9.7

Environmental claims
Beginning reserves	$219	$179	$209	$170	$199	$166
Incurred claims and claims expense	49	44	42	36	30	20
Claims and claims expense paid	(19)	(17)	(32)	(27)	(20)	(16)
Ending reserves	$249	$206	$219	$179	$209	$170

Annual survival ratio	13.1	12.1	6.8	6.6	10.5	10.6
3-year survival ratio	10.5	10.3	8.1	8.1	8.4	8.2

Combined environmental and asbestos claims
Annual survival ratio	12.2	13.2	8.4	8.9	10.6	13.3
3-year survival ratio	10.3	11.6	8.8	9.9	9.0	9.5
Percentage of IBNR in ending reserves		50.3%		48.8%		49.6%
The survival ratio is calculated by taking our ending reserves divided by payments made during the year. This is a commonly used but simplistic and imprecise approach to measuring the adequacy of asbestos and environmental reserve levels. Many factors, such as mix of business, level of coverage provided and settlement procedures have significant impacts on the amount of environmental and asbestos claims and claims expense reserves, claim payments and the resultant ratio. As payments result in corresponding reserve reductions, survival ratios can be expected to vary over time. In 2020 and 2019, the asbestos and environmental net 3-year survival ratio increased due to lower claim payments associated with settlement agreements.

Net asbestos reserves by type of exposure and total reserve additions
	December 31, 2020			December 31, 2019			December 31, 2018
($ in millions)	Active policy-holders	Net reserves	% of reserves	Active policy-holders	Net reserves	% of reserves	Active policy-holders	Net reserves	% of reserves
Direct policyholders:
Primary	59	$10	1%	58	$12	1%	51	$12	1%
Excess	303	291	35	299	292	36	295	309	36
Total	362	301	36	357	304	37	346	321	37
Assumed reinsurance		122	15		127	16		138	16
IBNR		404	49		379	47		407	47
Total net reserves		$827	100%		$810	100%		$866	100%
Total reserve additions		$78			$28			$44
At December 31, 2020, there were 362 active policyholders with open asbestos claims.
•Active policyholders increased by 5 in 2020, including 8 policyholders reporting asbestos claims for the first time and the closing of all claims for 3 policyholders.
•Active policyholders increased by 11 in 2019, including 16 policyholders reporting asbestos claims for the first time and the closing of all claims for 5 policyholders.
IBNR net reserves increased $25 million as of December 31, 2020 compared to December 31, 2019. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current policyholders and ceding companies.
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
The Allstate Corporation 67

2020 Form 10-K Claims and Claims Expense Reserves
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

Reinsurance and indemnification recoverables, net of the allowance established for uncollectible amounts
	S&P financial strength rating (1)	Reinsurance or indemnification recoverable on paid and unpaid claims, net
($ in millions)		2020	2019
Indemnification programs
State-based industry pool or facility programs
MCCA (2)	N/A	$5,646	$5,499
New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”)	N/A	389	446
North Carolina Reinsurance Facility	N/A	67	78
Florida Hurricane Catastrophe Fund (“FHCF”)	N/A	32	52
Other		8	9
Federal Government - NFIP	N/A	30	25
Subtotal		6,172	6,109

Catastrophe reinsurance recoverables
Renaissance Reinsurance Limited	A+	17	27
Swiss Reinsurance America Corporation	AA-	12	15
Everest Reinsurance Company	A+	12	15
Other		156	179
Subtotal		197	236

Other reinsurance recoverables, net (3)
Lloyd’s of London (“Lloyd’s”) (4)	A+	166	158
Aleka Insurance Inc.	N/A	165	115
Westport Insurance Corporation	AA-	59	55
TIG Insurance Company	N/A	40	38
Other, including allowance for credit losses		317	293
Subtotal		747	659
Total Property-Liability		7,116	7,004
Protection Services		18	20
Total		$7,134	$7,024
(1)N/A reflects no S&P Global Ratings (“S&P”) rating available.
(2)As of December 31, 2020 and 2019, MCCA includes $34 million and $39 million of reinsurance recoverable on paid claims, respectively, and $5.61 billion and $5.46 billion of reinsurance recoverable on unpaid claims, respectively.
(3)Other reinsurance recoverables primarily relate to asbestos, environmental and other liability exposures as well as commercial lines, including shared economy.
(4)As of December 31, 2020, case reserves for Lloyd’s were 64% of the reinsurance recoverable for unpaid claims.
Reinsurance and indemnification recoverables include an estimate of the amount of insurance claims and claims expense reserves that are ceded under the terms of the agreements, including IBNR unpaid losses. We calculate our ceded reinsurance and indemnification estimates based on the terms of each applicable agreement, including an estimate of how IBNR losses will ultimately be ceded under the agreement. We also consider other limitations and coverage exclusions under our agreements. Accordingly, our estimate of recoverables is subject to similar risks and uncertainties as our estimate of reserves claims and claims expense. We believe the recoverables are appropriately established; however, as our underlying reserves continue to develop, the amount ultimately recoverable may vary from amounts currently recorded. We regularly evaluate the reinsurers and the respective amounts of our reinsurance recoverables, and a provision for uncollectible reinsurance recoverables is recorded, if needed. The establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance is also an inherently uncertain process involving estimates. Changes in estimates could result in additional changes to the Consolidated Statements of Operations.
Indemnification recoverables are considered collectible based on the industry pool and facility
68 www.allstate.com

Claims and Claims Expense Reserves 2020 Form 10-K

enabling legislation and the Company has not had any credit losses related to these programs and we do not anticipate losses in the foreseeable future. We also have not experienced credit losses on our catastrophe reinsurance programs, which include highly rated reinsurers.
The allowance for uncollectible reinsurance relates to other reinsurance programs primarily related to our Discontinued Lines and Coverages segment. This allowance was $59 million and $60 million as of December 31, 2020 and 2019, respectively.
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
See Note 2 of the consolidated financial statements for a description of the methodology utilized to calculate the allowance for reinsurance recoverables.
For further details related to our reinsurance and indemnification recoverables, see the Regulation section in Part I and Note 10 of the consolidated financial statements.

Effects of reinsurance ceded and indemnification programs on our premiums earned and claims and claims expense
	For the years ended December 31,
($ in millions)	2020		2019		2018
Allstate Protection - Premiums
Indemnification programs
State-based industry pool or facility programs
MCCA	$61		$89		$77
PLIGA	7		8		9
FHCF	9		9		10
Other	97		85		90
Federal Government - NFIP	261		258		258
Catastrophe reinsurance	416		377		344
Other reinsurance programs	110		121		54
Total Allstate Protection	961		947		842
Discontinued Lines and Coverages	—		—		—
Total Property-Liability	961		947		842
Protection Services	180		175		174
Total effect on premiums earned	$1,141		$1,122		$1,016

Allstate Protection - Claims
Indemnification programs
State-based industry pool or facility programs
MCCA	$256		$208		$233
PLIGA	(40)		3		(6)
FHCF	15		31		148
Other	63		67		90
Federal Government - NFIP	87		150		118
Catastrophe reinsurance	(105)	(1)	(166)	(2)	604
Other reinsurance programs	88		94		40
Total Allstate Protection	364		387		1,227
Discontinued Lines and Coverages	75		39		57
Total Property-Liability	439		426		1,284
Protection Services	91		98		94
Total effect on claims and claims expense	$530		$524		$1,378
(1)Decline reflects reestimates in claims and claims expense related subrogation settlements.
(2)Decline reflects reestimates in claims and claims expense related to the 2018 Camp Fire.
The Allstate Corporation 69

2020 Form 10-K Claims and Claims Expense Reserves
In 2020 and 2019, ceded premiums earned increased primarily due to increased catastrophe reinsurance premium rates. In 2020, ceded claims and claims expenses increased $6 million. In 2019, ceded claims and claims expenses decreased $854 million, primarily due to lower amounts related to the catastrophe reinsurance program, partially offset by increased activity with our shared economy business.
Our claim reserve development experience in 2020 is consistent with the prior two years as gross reserves have increased between 2-3% each year. The Governor of Michigan signed new legislation on May 30, 2019 to reform Michigan’s no-fault auto insurance system. For further discussion of these items, see Regulation, Indemnification Programs and Note 10 of the consolidated financial statements.

Michigan personal injury protection reserve and claim activity before and after the effects of MCCA recoverables
	For the years ended December 31,
	2020		2019		2018
($ in millions)	Gross	Net	Gross	Net	Gross	Net
Beginning reserves	$6,106	$647	$5,975	$605	$5,799	$565
Incurred claims and claims expense-current year	312	98	446	202	449	189
Incurred claims and claims expense-prior years	107	65	(16)	20	9	35
Claims and claims expense paid-current year (1)	(47)	(42)	(55)	(53)	(52)	(51)
Claims and claims expense paid-prior years (1)	(196)	(98)	(244)	(127)	(230)	(133)
Ending reserves (2)	$6,282	$670	$6,106	$647	$5,975	$605
(1)Paid claims and claims expenses reported in the table for the current and prior years, recovered from the MCCA totaled $103 million, $119 million and $98 million in 2020, 2019 and 2018, respectively.
(2)Gross reserves for the year ended December 31, 2020, comprise 82% case reserves and 18% IBNR. Gross reserves for the year ended December 31, 2019, comprise 85% case reserves and 15% IBNR. Gross reserves for the year ended December 31, 2018 comprise 88% case reserves and 12% IBNR. The MCCA does not require member companies to report ultimate case reserves.
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

Pending, new and closed claims for Michigan personal injury protection exposure
	For the years ended December 31,
Number of claims (1)	2020	2019	2018
Pending, beginning of year	4,942	4,812	4,983
New	5,896	7,807	7,858
Closed	(5,981)	(7,677)	(8,029)
Pending, end of year	4,857	4,942	4,812
(1)Total claims includes those covered and not covered by the MCCA indemnification.
As of December 31, 2020, approximately 1,500 of our pending claims have been reported to the MCCA, of which approximately 60% represents claims that occurred more than 5 years ago. There are 68 Allstate brand claims with reserves in excess of $15 million as of December 31, 2020, which comprise approximately 29% of the gross ending reserves in the table above. As a result, significant developments with a single claimant can result in volatility in prior year incurred claims.
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
We anticipate completing the placement of our 2021 nationwide catastrophe reinsurance program in the second quarter of 2021. We expect the program will be similar to our 2020 nationwide catastrophe reinsurance program, but will evaluate opportunities to improve the economic terms and conditions. We are also evaluating opportunities to include National General, which was acquired on January 4, 2021, into the program. For further details of the existing 2020 program, see Note 10 of the consolidated financial statements.
70 www.allstate.com

Allstate Life 2020 Form 10-K
Allstate Life Segment
Allstate Life consists of traditional, interest-sensitive and variable life insurance. In 2020, Allstate Life represented 4.4% of total revenue, 1.1% of total PIF and 4.2% of total adjusted net income. Our target customers are middle market consumers with family and financial protection needs.
On January 26, 2021, we announced an agreement to sell ALIC and certain affiliates, which represent approximately 90% of Allstate Life reserves for life-contingent contract benefits and contractholder funds. Allstate will retain ownership of ALNY unless an agreement can be reached with a third party to assume some or all of ALNY’s liabilities. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2020	2019	2018
Revenues
Premiums and contract charges	$1,340	$1,343	$1,315
Other revenue	121	125	119
Net investment income	502	514	505
Realized capital gains (losses)	(10)	1	(14)
Total revenues	1,953	1,983	1,925

Costs and expenses
Contract benefits	(964)	(855)	(809)
Interest credited to contractholder funds	(329)	(299)	(285)
Amortization of DAC	(149)	(173)	(132)
Operating costs and expenses	(329)	(354)	(361)
Restructuring and related charges	(6)	(2)	(3)
Total costs and expenses	(1,777)	(1,683)	(1,590)

Income tax expense	(17)	(53)	(75)
Net income applicable to common shareholders	$159	$247	$260

Adjusted net income	$194	$261	$295
Realized capital gains (losses), after-tax	(9)	—	(11)
Valuation changes on embedded derivatives that are not hedged, after-tax	(34)	(9)	—
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	8	(5)	(8)
Tax Legislation (expense) benefit	—	—	(16)
Net income applicable to common shareholders	$159	$247	$260

Reserve for life-contingent contract benefits as of December 31	$2,755	$2,736	$2,677

Contractholder funds as of December 31	$8,013	$7,805	$7,656

Policies in force as of December 31 by distribution channel (in thousands)
Allstate agencies	1,765	1,816	1,831
Closed channels	98	107	114
Total	1,863	1,923	1,945
Net income applicable to common shareholders decreased 35.6% or $88 million in 2020 compared to 2019.
Adjusted net income decreased 25.7% or $67 million in 2020 compared to 2019, primarily due to higher contract benefits due to mortality associated with the Coronavirus, partially offset by lower operating costs and expenses.

Premiums and contract charges decreased 0.2% or $3 million in 2020 compared to 2019, primarily due to lower contract charges on interest-sensitive life insurance from a decline in business in force, partially offset by higher premiums from traditional life insurance. Approximately 85% of Allstate Life’s traditional life insurance premium relates to term life insurance products.

The Allstate Corporation 71

2020 Form 10-K Allstate Life
Effective March 31, 2020, in light of uncertainty around the impacts of the Coronavirus, we implemented temporary underwriting restrictions on new life insurance applications. We are approving standard and preferred rate classes only, with a maximum issue age of 69, and suspended sales of our simplified issue term life product that does not require underwriting. While these restrictions are in place, we expect sales to slow. Allstate agents and exclusive financial specialists are able to offer coverage to customers outside these guidelines through nonproprietary carriers.

Premiums and contract charges by product
	For the years ended December 31,
($ in millions)	2020	2019	2018
Traditional life insurance premiums	$633	$630	$600
Accident and health insurance premiums	2	2	2
Interest-sensitive life insurance contract charges (1)	705	711	713
Premiums and contract charges	$1,340	$1,343	$1,315
(1)Contract charges related to the cost of insurance totaled $506 million, $499 million and $493 million in 2020, 2019 and 2018, respectively.
Other revenue decreased 3.2% or $4 million in 2020 compared to 2019, primarily due to lower gross dealer concessions earned on Allstate agents’ or exclusive financial specialists’ sales of non-proprietary products.
Contract benefits increased 12.7% or $109 million in 2020 compared to 2019, primarily due to higher claim experience related to Coronavirus on both interest-sensitive and traditional life insurance. Estimated Coronavirus claims, net of reinsurance and reserve releases, totaled $78 million in 2020.
Our annual review of assumptions in 2020 resulted in a $24 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to decreased projected interest rates that result in lower projected policyholder account values which increases guaranteed benefits. In 2019, the review resulted in a $5 million decrease in reserves primarily for secondary guarantees on interest-sensitive life insurance due to utilizing more refined policy level information and assumptions.
Benefit spread reflects our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits (“benefit spread”). Benefit spread decreased 35.9% to $177 million in 2020 compared to $276 million in 2019, primarily due to higher claim experience on interest-sensitive life insurance and an increase in reserves for secondary guarantees on interest-sensitive life insurance.
Interest credited to contractholder funds increased 10.0% or $30 million in 2020 compared to 2019. Valuation changes on derivatives embedded in equity-indexed universal life contracts that are not hedged increased interest credited to contractholder funds by $43 million in 2020 compared to $11 million in 2019. These valuation changes are primarily driven by changes in interest rates.
Investment spread reflects the difference between net investment income and interest credited to contractholder funds (“investment spread”) and is used to analyze the impact of net investment income and interest credited to contractholder funds on net income.

Investment spread
	For the years ended December 31,
($ in millions)	2020	2019	2018
Investment spread before valuation changes on embedded derivatives that are not hedged	$216	$226	$220
Valuation changes on derivatives embedded in equity-indexed universal life contracts that are not hedged	(43)	(11)	—
Total investment spread	$173	$215	$220
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 4.4% in 2020 compared to 2019, primarily due to lower net investment income.
Amortization of DAC decreased 13.9% or $24 million in 2020 compared to 2019, primarily due to lower amortization from lower gross profits on interest-sensitive life insurance, partially offset by higher amortization acceleration for changes in assumptions.
72 www.allstate.com

Allstate Life 2020 Form 10-K

Components of amortization of DAC
	For the years ended December 31,
($ in millions)	2020	2019	2018
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$78	$109	$117
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	(10)	6	10
Amortization acceleration for changes in assumptions (‘‘DAC unlocking’’)	81	58	5
Total amortization of DAC	$149	$173	$132
(1)The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.
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
In 2020, the review resulted in an acceleration of DAC amortization (decrease to income) of $81 million. DAC amortization acceleration primarily related to the investment margin component of estimated gross profits and was due to lower projected future interest rates and investment returns compared to our previous expectations. This was partially offset by DAC amortization deceleration (increase to income) for changes in the expense margin due to a decrease in projected expenses.
In 2019, the review resulted in an acceleration of DAC amortization of $58 million. DAC amortization acceleration primarily related to the investment margin component of estimated gross profits and was due to lower projected future interest rates and investment returns compared to our previous expectations. The acceleration related to benefit margin was due to decreased projected interest rates that result in lower projected policyholder account values which increases benefits on guaranteed products and more refined policy level information and assumptions.

Changes in DAC
($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Total
	For the years ended December 31,
	2020	2019	2020	2019	2020	2019
Balance, beginning of year	$508	$489	$571	$811	$1,079	$1,300
Acquisition costs deferred	50	63	56	60	106	123
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(44)	(44)	(34)	(65)	(78)	(109)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	—	—	10	(6)	10	(6)
Amortization acceleration for DAC unlocking (1)	—	—	(81)	(58)	(81)	(58)
Effect of unrealized capital gains and losses (2)	—	—	(127)	(171)	(127)	(171)
Ending balance	$514	$508	$395	$571	$909	$1,079
(1)Included as a component of amortization of DAC on the Consolidated Statements of Operations.
(2)Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.
Operating costs and expenses decreased 7.1% or $25 million in 2020 compared to 2019, primarily due to lower employee-related, marketing and technology costs.
Analysis of reserves and contractholder funds

Reserve for life-contingent contract benefits
	As of December 31,
($ in millions)	2020	2019
Traditional life insurance	$2,643	$2,612
Accident and health insurance	112	124
Reserve for life-contingent contract benefits	$2,755	$2,736
The Allstate Corporation 73

2020 Form 10-K Allstate Life
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Change in contractholder funds
	For the years ended December 31,
($ in millions)	2020	2019	2018
Contractholder funds, beginning balance	$7,805	$7,656	$7,608

Deposits	921	949	965

Interest credited	327	298	284

Benefits, withdrawals and other adjustments
Benefits	(230)	(233)	(232)
Surrenders and partial withdrawals	(225)	(261)	(259)
Contract charges	(704)	(702)	(704)
Net transfers from separate accounts	5	10	6
Other adjustments (1)	114	88	(12)
Total benefits, withdrawals and other adjustments	(1,040)	(1,098)	(1,201)
Contractholder funds, ending balance	$8,013	$7,805	$7,656
(1)The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Consolidated Statements of Financial Position. The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Consolidated Statements of Operations. As a result, the net change in contractholder funds associated with products reinsured is reflected as a component of the other adjustments line.
Contractholder deposits decreased 3.0% in 2020 compared to 2019. The weighted average guaranteed crediting rate and weighted average current crediting rate for our interest-sensitive life insurance contracts, excluding variable life, are both 3.8% as of December 31, 2020.
74 www.allstate.com

Allstate Life 2020 Form 10-K
Allstate Life reinsurance ceded
In the normal course of business, we seek to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. In addition, we have used reinsurance to effect the disposition of certain blocks of business.
We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2020, approximately 12% of our face amount of life insurance in force was reinsured.

Reinsurance recoverables by reinsurer, net
	S&P financial strength rating (1)	Reinsurance recoverable on paid and unpaid benefits

		As of December 31,
($ in millions)		2020	2019
RGA Reinsurance Company	AA-	$167	$197
Swiss Re Life and Health America, Inc.	AA-	147	155
Transamerica Life Group	A+	75	75
Munich American Reassurance	AA-	70	80
Scottish Re (U.S.), Inc. (2)	N/A	66	73
John Hancock Life & Health Insurance Company	AA-	45	50
Triton Insurance Company (3)	N/A	40	43
American Health & Life Insurance Co. (3)	N/A	29	32
Security Life of Denver	A+	22	23
Lincoln National Life Insurance	AA-	21	27
SCOR Global Life	AA-	12	14
American United Life Insurance Company	AA-	9	11
Other (4)		18	17
Credit loss allowance (5)		(9)	(3)
Total		$712	$794
(1)N/A reflects no S&P rating available.
(2)In December 2018, the Delaware Insurance Commissioner placed Scottish Re (U.S.), Inc. under regulatory supervision and in March 2019, the reinsurer was placed in rehabilitation. We have been permitted to exercise certain setoff rights while the parties address any potential disputes. See Note 10 of the consolidated financial statements for further details.
(3)A.M. Best rating is B++.
(4)As of December 31, 2020 and 2019, the other category includes $11 million and $12 million, respectively, of recoverables due from reinsurers rated A- or better by S&P.
(5)Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior valuation allowance is now presented as an allowance for expected credit losses.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis. In connection with the adoption of the measurement of credit losses on financial instruments accounting standard in 2020, the method of calculating the allowance for reinsurance recoverables changed. See Note 2 of the consolidated financial statements for additional details. No reinsurance recoverables have been written off in the three-years ended December 31, 2020.

We enter into certain intercompany reinsurance transactions for the Allstate Life operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.
The Allstate Corporation 75

2020 Form 10-K Allstate Benefits
Allstate Benefits Segment
Allstate Benefits offers voluntary benefits products, including life, accident, critical illness, hospital, short-term disability and other health products. In 2020, Allstate Benefits represented 2.6% of total revenue, 2.2% of total PIF and 2.1% of total adjusted net income. Our target customers are middle market consumers with family and financial protection needs. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2020	2019	2018
Revenues
Premiums and contract charges	$1,094	$1,145	$1,135
Net investment income	78	83	77
Realized capital gains (losses)	8	12	(9)
Total revenues	1,180	1,240	1,203

Costs and expenses
Contract benefits	(516)	(601)	(595)
Interest credited to contractholder funds	(33)	(34)	(35)
Amortization of DAC	(177)	(161)	(145)
Operating costs and expenses	(322)	(285)	(278)
Restructuring and related charges	(1)	—	—
Total costs and expenses	(1,049)	(1,081)	(1,053)

Income tax expense	(28)	(35)	(32)
Net income applicable to common shareholders	$103	$124	$118

Adjusted net income	$96	$115	$124
Realized capital gains (losses), after-tax	7	9	(7)
DAC and DSI amortization related to realized capital gains and losses, after-tax	—	—	1
Net income applicable to common shareholders	$103	$124	$118

Benefit ratio (1)	47.2	52.5	52.4

Operating expense ratio (2)	29.4	24.9	24.5

Reserve for life-contingent contract benefits as of December 31	$1,028	$1,034	$1,007

Contractholder funds as of December 31	$857	$915	$898

Policies in force as of December 31 (in thousands)	3,950	4,183	4,208
(1)Benefit ratio is calculated as contract benefits divided by premiums and contract charges.
(2)Operating expense ratio is calculated as operating costs and expenses divided by premiums and contract charges.
Net income applicable to common shareholders decreased 16.9% or $21 million in 2020 compared to 2019.
Adjusted net income decreased 16.5% or $19 million in 2020 compared to 2019, primarily due to lower premiums and higher operating costs and expenses driven by a $41 million, pre-tax, write-off of capitalized software costs associated with a billing system in the second quarter of 2020, partially offset by lower contract benefits.
Premiums and contract charges decreased 4.5% or $51 million in 2020 compared to 2019, primarily due to decreases in disability products from the non-renewal of a large underperforming account in the fourth quarter of 2019, and decreased premium collections due to Coronavirus-related layoffs and furloughs, partially offset by an increase in contract charges associated with the annual review of assumptions.
76 www.allstate.com

Allstate Benefits 2020 Form 10-K

Premiums and contract charges by product
	For the years ended December 31,
($ in millions)	2020	2019	2018
Life	$168	$157	$155
Accident	281	298	297
Critical illness	465	479	476
Hospital	102	99	93
Short-term disability	74	107	108
Other health	4	5	6
Premiums and contract charges	$1,094	$1,145	$1,135
New annualized premium sales (annualized premiums at initial customer enrollment) decreased 24.5% to $281 million in 2020. The decrease in 2020 relates to the impact of the Coronavirus and increased competition.
Contract benefits decreased 14.1% or $85 million in 2020 compared to 2019, primarily due to lower reported claim experience on critical illness, disability and accident products, driven by limited activities and deferral of non-essential medical procedures from the Coronavirus and the non-renewal of a large underperforming account in the fourth quarter of 2019.
Benefit ratio decreased to 47.2 in 2020 compared to 52.5 in 2019 primarily due to lower contract benefits for critical illness and accident products and an increase in contract charges associated with the annual review of assumptions.
Amortization of DAC increased 9.9% or $16 million in 2020 compared to 2019, primarily due to an unfavorable adjustment associated with our annual review of assumptions.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life contracts resulted in an acceleration of DAC amortization (decrease to income) of $28 million or 5.8% of the unamortized DAC asset balance in 2020 compared to $2 million in 2019. In both 2020 and 2019, DAC amortization acceleration primarily related to lower projected investment returns, partially offset by favorable projected mortality.

Changes in DAC
	For the years ended
($ in millions)	2020	2019
Balance, beginning of year	$527	$549
Acquisition costs deferred	120	142
Amortization of DAC before amortization relating to changes in assumptions (1)	(148)	(159)
Amortization relating to realized capital gains and losses (1)	(1)	—
Amortization acceleration for DAC unlocking (1)	(28)	(2)
Effect of unrealized capital gains and losses (2)	—	(3)
Ending balance	$470	$527
(1)Included as a component of amortization of DAC on the Consolidated Statements of Operations.
(2)Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

Operating costs and expenses
	For the years ended December 31,
($ in millions)	2020	2019	2018
Non-deferrable commissions	$99	$104	$109
General and administrative expenses	223	181	169
Total operating costs and expenses	$322	$285	$278
Operating costs and expenses increased 13.0% or $37 million in 2020 compared to 2019, primarily due to a $41 million, pre-tax, write-off of capitalized software costs associated with a billing system in the second quarter of 2020 and higher technology costs.
Operating expense ratio increased to 29.4 in 2020 compared to 24.9 in 2019, primarily due to a $41 million, pre-tax, software write-off.
The Allstate Corporation 77

2020 Form 10-K Allstate Benefits
Analysis of reserves

Reserve for life-contingent contract benefits
	As of December 31,
($ in millions)	2020	2019
Traditional life insurance	$299	$285
Accident and health insurance	729	749
Reserve for life-contingent contract benefits	$1,028	$1,034
Allstate Benefits reinsurance ceded
The vast majority of reinsurance relates to the disposition of long-term care and other closed blocks of business several years ago. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

Reinsurance recoverables by reinsurer, net
	S&P financial strength rating	Reinsurance recoverable on paid and unpaid benefits

		As of December 31,
($ in millions)		2020	2019
Mutual of Omaha Insurance	A+	$60	$64
General Re Life Corporation	AA+	17	18
Other (1)		5	6
Credit loss allowance		(1)	—
Total		$81	$88
(1)As of both December 31, 2020 and 2019, the other category includes $4 million of recoverables due from reinsurers rated A- or better by S&P.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis. In connection with the adoption of the measurement of credit losses on financial instruments accounting standard in 2020, the method of calculating the allowance for reinsurance recoverables changed. See Note 2 of the consolidated financial statements for additional details. No reinsurance recoverables have been written off in the three-years ended December 31, 2020.
We enter into certain intercompany reinsurance transactions for the Allstate Benefits operations in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.
78 www.allstate.com

Allstate Annuities 2020 Form 10-K

Allstate Annuities Segment
Allstate Annuities consists primarily of deferred fixed annuities and immediate fixed annuities (including standard and sub-standard structured settlements). In 2020, Allstate Annuities represented 2.3% of total revenue and 0.1% of total PIF. We discontinued the sale of proprietary annuities over an eight-year period from 2006 to 2014, reflecting our expectations of declining returns. This segment is in run-off, and we manage it with a focus on increasing economic value through our investment strategy.
On January 26, 2021, we announced an agreement to sell ALIC and certain affiliates, which represent approximately 75% of Allstate Annuities reserves for life-contingent contract benefits and contractholder funds. Allstate will retain ownership of ALNY unless an agreement can be reached with a third party to assume some or all of ALNY’s liabilities. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2020	2019	2018
Revenues
Contract charges	$10	$13	$15
Net investment income	761	917	1,096
Realized capital gains (losses)	279	346	(166)
Total revenues	1,050	1,276	945

Costs and expenses
Contract benefits	(763)	(583)	(569)
Interest credited to contractholder funds	(276)	(307)	(334)
Amortization of DAC	(4)	(7)	(7)
Operating costs and expenses	(25)	(29)	(31)
Restructuring and related charges	(2)	(1)	—
Total costs and expenses	(1,070)	(927)	(941)

Gain on disposition of operations	4	6	6
Income tax benefit (expense)	7	(73)	66
Net (loss) income applicable to common shareholders	$(9)	$282	$76

Adjusted net (loss) income	$(53)	$10	$131
Realized capital gains (losses), after-tax	221	274	(131)
Valuation changes on embedded derivatives that are not hedged, after-tax	(2)	(6)	3
Premium deficiency for immediate annuities, after-tax	(178)	—	—
Gain on disposition of operations, after-tax	3	4	4
Tax Legislation benefit	—	—	69
Net (loss) income applicable to common shareholders	$(9)	$282	$76

Reserve for life-contingent contract benefits as of December 31	$8,985	$8,530	$8,524

Contractholder funds as of December 31	$8,343	$8,972	$9,817

Policies in force as of December 31 (in thousands)
Deferred annuities	104	114	127
Immediate annuities	73	78	84
Total	177	192	211
Net loss applicable to common shareholders was $9 million in 2020 compared to net income of $282 million in 2019. Net loss in 2020 includes a $178 million, after-tax, ($225 million, pre-tax) premium deficiency for immediate annuities with life contingencies recognized in the third quarter.
We periodically review the adequacy of reserves for immediate annuities with life contingencies using actual experience and current assumptions. In the event actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, the establishment of a premium deficiency reserve (“PDR”) is required.
In third quarter 2020, our long-term investment yield assumption was lowered, which resulted in the prior sufficiency changing to a deficiency. The deficiency was recognized as an increase in the reserve for life-contingent contract benefits. The original assumptions used to establish reserves were updated to reflect current assumptions, and the primary changes included mortality expectations, where
The Allstate Corporation 79

2020 Form 10-K Allstate Annuities
annuitants are living longer than originally anticipated, and long-term investment yields.
Our annual review of assumptions in 2020 also resulted in a $5 million increase in reserves primarily for guaranteed withdrawal benefits on equity-indexed annuities due to higher projected guaranteed benefits. In 2019, the review resulted in no adjustment to reserves for guaranteed benefits.
Adjusted net loss was $53 million in 2020 compared to adjusted net income of $10 million in 2019, primarily due to lower net investment income, partially offset by lower contract benefits.
Net investment income decreased 17.0% or $156 million in 2020 compared to 2019, primarily due to a decline in market-based income driven by lower interest-bearing portfolio yields as well as lower performance-based investment results and lower average investment balances.
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
Net realized capital gains in 2020 primarily related to increased valuation of equity investments. Net realized capital gains in 2019 primarily related to increased valuation of equity investments and gains on sales of fixed income securities.
Contract benefits increased 30.9% or $180 million in 2020 compared to 2019, primarily due to the premium deficiency for immediate annuities, partially offset by immediate annuity mortality experience that was favorable in comparison to the prior year.
Benefit spread reflects our mortality results using the difference between contract charges earned and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies. This implied interest totaled $494 million and $479 million in 2020 and 2019, respectively. Total benefit spread was $(260) million and $(95) million in 2020 and 2019, respectively.
Interest credited to contractholder funds decreased 10.1% or $31 million in 2020 compared to 2019, primarily due to lower average contractholder funds.
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $3 million in 2020 compared to an increase of $8 million in 2019. These valuation changes are primarily driven by changes in interest rates.
Investment spread reflects the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits and is used to analyze the impact of net investment income and interest credited to contractholders on net income.

Investment spread
	For the years ended December 31,
($ in millions)	2020	2019	2018
Investment spread before valuation changes on embedded derivatives that are not hedged	$(6)	$139	$267
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(3)	(8)	3
Total investment spread	$(9)	$131	$270
Investment spread before valuation changes on embedded derivatives that are not hedged decreased $145 million in 2020 compared to 2019, primarily due to lower investment income, partially offset by lower interest credited to contractholder funds.
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

Analysis of investment spread
	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Deferred fixed annuities	4.0%	4.3%	4.1%	2.7%	2.7%	2.8%	1.3%	1.6%	1.3%
Immediate fixed annuities with and without life contingencies	4.2	5.0	6.4	6.1	5.9	6.0	(1.9)	(0.9)	0.4
80 www.allstate.com

Allstate Annuities 2020 Form 10-K

The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2020 for certain fixed annuities where management has the ability to change the crediting rate, subject to a contractual minimum. Other products, including equity-indexed, variable and immediate annuities totaling $3.87 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

Weighted average guaranteed crediting rates and weighted average current crediting rates
($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.17%	3.17%	$3,950
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	2.18	2.67	103
Resettable after 12 months	2.29	2.63	425
(1)These contracts include interest rate guarantee periods, the majority of which are 5 years.
Operating costs and expenses decreased 13.8% or $4 million in 2020 compared to 2019, primarily due to lower technology and employee-related costs. In July 2020, we entered into an agreement to transition the servicing of annuities to a third-party administrator. The migration is expected to be completed by the end of 2022. Restructuring charges were recorded in the third quarter of 2020 related to employee severance costs in connection with the migration.
Analysis of reserves and contractholder funds

Product liabilities
	As of December 31,
($ in millions)	2020	2019
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	$5,780	$5,085
Standard structured settlements and SPIA (2)	3,138	3,367
Other	67	78
Reserve for life-contingent contract benefits	$8,985	$8,530

Deferred fixed annuities	$6,033	$6,499
Immediate fixed annuities without life contingencies	2,163	2,346
Other	147	127
Contractholder funds	$8,343	$8,972
(1)Comprises structured settlement annuities for annuitants with severe injuries or other health impairments which increased their expected mortality rate at the time the annuity was issued (“sub-standard structured settlements”) and group annuity contracts issued to sponsors of terminated pension plans.
(2)Comprises structured settlement annuities for annuitants with standard life expectancy (“standard structured settlements”) and single premium immediate annuities (“SPIA”) with life contingencies.
The Allstate Corporation 81

2020 Form 10-K Allstate Annuities
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as fixed annuities. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

Changes in contractholder funds
	For the years ended December 31,
($ in millions)	2020	2019	2018
Contractholder funds, beginning balance	$8,972	$9,817	$10,936

Deposits	20	16	15

Interest credited	273	304	331

Benefits, withdrawals and other adjustments
Benefits	(511)	(547)	(587)
Surrenders and partial withdrawals	(442)	(602)	(854)
Contract charges	(9)	(9)	(9)
Other adjustments (1)	40	(7)	(15)
Total benefits, withdrawals and other adjustments	(922)	(1,165)	(1,465)
Contractholder funds, ending balance	$8,343	$8,972	$9,817
(1)The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Consolidated Statements of Financial Position. The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Consolidated Statements of Operations. As a result, the net change in contractholder funds associated with products reinsured is reflected as a component of the other adjustments line.
Contractholder funds decreased 7.0% in 2020, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities but still accept additional deposits on existing contracts.
Surrenders and partial withdrawals decreased 26.6% or $160 million in 2020 compared to 2019. 2018 had elevated surrenders on fixed annuities resulting from an increased number of contracts reaching the 30-45 day period during which there is no surrender charge. The surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of year contractholder funds, was 7.5% in 2020 compared to 9.2% in 2019.
Allstate Annuities reinsurance ceded
We ceded substantially all of the risk associated with our variable annuity business to Prudential Insurance Company of America (“Prudential”). Our reinsurance recoverables from Prudential totaled $1.28 billion and $1.29 billion as of December 31, 2020 and 2019, respectively. We also have reinsurance recoverables from other reinsurers of $14 million and $17 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the allowance for expected credit losses was $5 million. There was no valuation allowance as of December 31, 2019.
We retain primary liability as a direct insurer for all risks ceded to reinsurers. We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis. In connection with the adoption of the measurement of credit losses on financial instruments accounting standard in 2020, the method of calculating the allowance for reinsurance recoverables changed. See Note 2 of the consolidated financial statements for additional details. No reinsurance recoverables have been written off in the three-years ended December 31, 2020.
82 www.allstate.com

Investments 2020 Form 10-K

Investments
Overview and strategy  The return on our investment portfolios is an important component of our ability to offer good value to customers, fund business improvements and create value for shareholders. Investment portfolios are held for Property-Liability, Protection Services, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other operations. While taking into consideration the investment portfolio in aggregate, management of the underlying portfolios is significantly influenced by the nature of each respective business and its corresponding liability profile. For each business, we identify a strategic asset allocation which considers both the nature of the liabilities and the risk and return characteristics of the various asset classes in which we invest. This allocation is informed by our long-term business and market expectations, as well as other considerations such as risk appetite, portfolio diversification, duration, desired liquidity and capital. Within appropriate ranges relative to strategic allocations, tactical allocations are made in consideration of prevailing and potential future market conditions. We manage risks that involve uncertainty related to interest rates, credit spreads, equity returns and currency exchange rates.
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
The Protection Services portfolio is focused on protection of principal and consistent income generation, within a total return framework. The portfolio is largely comprised of fixed income securities with a lesser allocation to equity securities and short-term investments.
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
The pending sale of ALIC and certain affiliates is expected to decrease Allstate Life, Allstate Annuities and total consolidated portfolios by approximately 85%, 80% and 30%, respectively.
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
The Allstate Corporation 83

2020 Form 10-K Investments
Coronavirus impacts
Ongoing uncertainty related to the future path of the pandemic has and may continue to create market volatility that has impacted the valuations, liquidity, prospects and risks of fixed income securities, equity securities and performance-based investments, primarily limited partnership interests, during 2020. Fixed income securities in certain sectors such as energy, automotive, retail, travel, lodging and airlines were negatively impacted. Although fixed income and equity security values generally increased since the first quarter, future investment results will depend on developments, including the duration and spread of the outbreak, preventive measures to combat the spread of the virus, and capital market conditions, including the pace of economic recovery and effectiveness of the fiscal and monetary policy responses. During the second quarter of 2020, short-term loan modifications were executed to grant temporary partial deferral of payments on $274 million of commercial mortgage loans with $2 million of modified payments outstanding as of December 31, 2020.
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
Impact of Low Interest Rate Environment
In January 2021, the Federal Open Market Committee (“FOMC”) maintained the target range for federal funds rate at 0 percent to 1/4 percent.  The FOMC noted that the ongoing public health crisis will continue to weigh on economic activity, employment and inflation and poses considerable risks to the economic outlook. The FOMC expects to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.

Contractual maturities and yields of fixed income securities and mortgage loans for the next three years
	Fixed income securities		Mortgage loans
($ in millions)	Carrying value	Investment yield	Carrying value	Investment yield
2021	$3,136	3.8%	$277	4.5%
2022	5,317	2.9	388	4.3
2023	6,373	2.9	556	4.4
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
In the Allstate Annuities segment, the decline in the portfolio yield has been partially mitigated because a portion of the investment cash flows have been used to fund the managed reduction in spread-based liabilities. The decline in market-based portfolio yield and Allstate Annuities invested assets are expected to result in lower net investment income in future periods.

Investments Outlook
We plan to focus on the following priorities:
•Enhance investment portfolio returns through use of a dynamic capital allocation framework and focus on tax efficiency.
•Leverage our broad capabilities to shift the portfolio mix to earn higher risk-adjusted returns on capital.
•Invest for the specific needs and characteristics of Allstate’s businesses, including its corresponding liability profile.
We continue to increase performance-based investments in our Property-Liability portfolio, consistent with our ongoing strategy to have a greater proportion of return derived from idiosyncratic asset or operating performance.
Invested assets and market-based income are expected to decline with reductions in contractholder funds for the Allstate Annuities segment.
Income related to performance-based investments will result in variability of earnings for the Property-Liability and Allstate Annuities portfolios.
84 www.allstate.com

Investments 2020 Form 10-K

Portfolio composition and strategy by reporting segment (1)
	As of December 31, 2020
($ in millions)	Property-Liability	Protection Services	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other	Total
Fixed income securities (2)	$38,793	$1,604	$9,076	$1,485	$14,713	$683	$66,354
Equity securities (3)	2,598	97	133	132	1,409	341	4,710
Mortgage loans, net	568	—	1,476	178	1,853	—	4,075
Limited partnership interests	4,563	—	—	—	3,046	—	7,609
Short-term investments (4)	2,104	121	367	36	626	4,546	7,800
Other, net	1,508	—	1,354	181	644	2	3,689
Total	$50,134	$1,822	$12,406	$2,012	$22,291	$5,572	$94,237

Percent to total	53.2%	1.9%	13.2%	2.1%	23.7%	5.9%	100.0%

Market-based	$44,712	$1,822	$12,406	$2,012	$18,963	$5,570	$85,485
Performance-based	5,422	—	—	—	3,328	2	8,752
Total	$50,134	$1,822	$12,406	$2,012	$22,291	$5,572	$94,237
(1)Balances reflect the elimination of related party investments between segments.
(2)Fixed income securities are carried at fair value. Amortized cost, net for these securities was $36.52 billion, $1.51 billion, $8.05 billion, $1.36 billion, $13.37 billion, $642 million and $61.45 billion for Property-Liability, Protection Services, Allstate Life, Allstate Benefits, Allstate Annuities, Corporate and Other, and in total, respectively.
(3)Equity securities are carried at fair value. The fair value of equity securities, held as of December 31, 2020, was $857 million in excess of cost. These net gains were primarily concentrated in the technology and consumer goods sectors and in equity index funds. Equity securities include $1.29 billion of funds with underlying investments in fixed income securities as of December 31, 2020.
(4)Short-term investments are carried at fair value.
Investments totaled $94.24 billion as of December 31, 2020, increasing from $88.36 billion as of December 31, 2019, primarily due to higher fixed income valuations, positive operating cash flows and issuance of senior debt, partially offset by common share repurchases, dividends paid to shareholders, net reductions in contractholder funds and repayment of preferred stock.

Portfolio composition by investment strategy
	As of December 31, 2020
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$66,242	$112	$66,354
Equity securities	4,342	368	4,710
Mortgage loans, net	4,075	—	4,075
Limited partnership interests	410	7,199	7,609
Short-term investments	7,800	—	7,800
Other, net	2,616	1,073	3,689
Total	$85,485	$8,752	$94,237

Percent to total	90.7%	9.3%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$4,901	$2	$4,903
Limited partnership interests	—	(4)	(4)
Other	(3)	—	(3)
Total	$4,898	$(2)	$4,896
During 2020, strategic actions focused on optimizing portfolio yield, return and risk in the low interest rate environment.
We continued to increase performance-based investments in the Property-Liability portfolio.
We increased the maturity profile of fixed income securities in our Allstate Life and Allstate Annuities portfolios to a duration of 6.4 years and 5.3 years, respectively, while maintaining duration at 5.0 years in our Property-Liability portfolio.
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

The Allstate Corporation 85

2020 Form 10-K Investments
Fixed income securities

Fixed income securities by type
	Fair value as of December 31,
($ in millions)	2020	2019
U.S. government and agencies	$3,222	$5,086
Municipal	9,587	8,620
Corporate	51,142	43,078
Foreign government	1,055	979
Asset-backed securities (“ABS”)	1,270	862
Mortgage-backed securities (“MBS”)	78	419
Total fixed income securities	$66,354	$59,044
Fixed income securities are rated by third-party credit rating agencies or are internally rated. As of December 31, 2020, 86.4% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure and liquidity risks of each issue.
Fixed income portfolio monitoring is a comprehensive process to identify and evaluate each fixed income security that may require a credit loss allowance. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost is below internally established thresholds. For further detail on our fixed income portfolio monitoring process, see Note 5 of the consolidated financial statements.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	December 31, 2020
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$3,222	$93	$—	$—	$—	$—
Municipal	9,246	794	294	35	5	1
Corporate
Public	13,902	1,233	19,071	1,604	2,894	219
Privately placed	4,121	316	5,194	343	2,763	115
Total corporate	18,023	1,549	24,265	1,947	5,657	334
Foreign government	1,039	41	11	1	5	—
ABS	1,165	8	18	(2)	17	—
MBS	44	3	25	—	2	—
Total fixed income securities	$32,739	$2,488	$24,613	$1,981	$5,686	$335

	B		CCC and lower		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$3,222	$93
Municipal	11	1	31	4	9,587	835
Corporate
Public	531	7	46	(1)	36,444	3,062
Privately placed	2,348	66	272	14	14,698	854
Total corporate	2,879	73	318	13	51,142	3,916
Foreign government	—	—	—	—	1,055	42
ABS	13	(1)	57	5	1,270	10
MBS	—	—	7	4	78	7
Total fixed income securities	$2,903	$73	$413	$26	$66,354	$4,903

86 www.allstate.com

Investments 2020 Form 10-K

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
Corporate bonds include publicly traded and privately placed securities. Privately placed securities primarily consist of corporate issued senior debt securities that are negotiated with the borrower or are issued by public entities in unregistered form.
Our portfolio of privately placed securities is diversified by issuer, industry sector and country. The portfolio is made up of 561 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after due diligence of the issuer, typically including discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialogue with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year. Liquidity of securities issued by public entities in unregistered form is similar to public debt markets.
Our corporate bonds portfolio includes $8.85 billion of below investment grade bonds, $5.38 billion of which are privately placed. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 378 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
Foreign government securities include 90.8% of Canadian governmental and provincial securities (all of which are held by our Canadian companies), 8.6% backed by the U.S. government and 0.6% that are highly diversified in other foreign governments.
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
ABS includes collateralized debt obligations, consumer and other ABS. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees or insurance.
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
The Allstate Corporation 87

2020 Form 10-K Investments
Limited partnership interests include $6.13 billion of interests in private equity funds, $1.07 billion of interests in real estate funds and $410 million of interests in other funds as of December 31, 2020. We have commitments to invest additional amounts in limited partnership interests totaling $2.93 billion as of December 31, 2020.

Private equity limited partnerships by sector
(% of carrying value)	December 31, 2020
Industrial	18.5%
Consumer staples	11.8
Consumer discretionary	10.8
Information technology	10.2
Utilities	10.1
Healthcare	9.6
Other	29.0
Total	100.0%

Real estate limited partnerships by sector
(% of carrying value)	December 31, 2020
Industrial	31.3%
Residential	23.9
Office	13.2
Other	31.6
Total	100.0%
Short-term investments primarily comprise money market funds, commercial paper, U.S. Treasury bills and other short-term investments, including securities lending collateral of $1.24 billion.
Other investments primarily comprise $1.02 billion of bank loans, $974 million of real estate, $754 million of policy loans, $631 million of agent loans (loans issued to exclusive Allstate agents) and $204 million of derivatives as of December 31, 2020. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.

Direct real estate investments by sector
(% of carrying value)	December 31, 2020
Residential	43.9%
Retail	14.2
Agriculture	12.6
Industrial	12.1
Timber	10.6
Other	6.6
Total	100.0%

Unrealized net capital gains (losses)
	As of December 31,
($ in millions)	2020	2019
U.S. government and agencies	$93	$115
Municipal	835	540
Corporate	3,916	1,988
Foreign government	42	11
ABS	10	2
MBS	7	95
Fixed income securities	4,903	2,751
Derivatives	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships	(4)	(4)
Unrealized net capital gains and losses, pre-tax	$4,896	$2,744
88 www.allstate.com

Investments 2020 Form 10-K

Gross unrealized gains (losses) on fixed income securities by type and sector
	As of December 31, 2020
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
Corporate
Transportation
Airlines	$341	$12	$(9)	$344
Railroad and other	1,588	198	(9)	1,777
Total transportation	1,929	210	(18)	2,121
Banking	5,352	322	(14)	5,660
Energy
Midstream	1,662	128	(1)	1,789
Integrated	517	59	—	576
Independent/upstream	312	36	(2)	346
Other	240	16	(4)	252
Total energy	2,731	239	(7)	2,963
Financial services
Finance companies	494	31	(4)	521
Life insurance	903	64	(1)	966
Other	1,436	111	(1)	1,546
Total financial services	2,833	206	(6)	3,033
Utilities	5,948	622	(6)	6,564
Communications	3,691	328	(6)	4,013
Consumer goods
Cyclical
Automotive	1,706	109	—	1,815
Gaming, lodging, and leisure	711	44	—	755
Retailers	1,185	122	—	1,307
Restaurants	472	39	—	511
Other	1,078	84	(1)	1,161
Total cyclical	5,152	398	(1)	5,549
Non-cyclical	7,991	639	(2)	8,628
Total consumer goods	13,143	1,037	(3)	14,177
Capital goods	5,259	449	(2)	5,706
Technology	3,662	313	(2)	3,973
Basic industry	2,378	240	(1)	2,617
Other	300	15	—	315
Total corporate fixed income portfolio	47,226	3,981	(65)	51,142
U.S. government and agencies	3,129	94	(1)	3,222
Municipal	8,752	837	(2)	9,587
Foreign government	1,013	42	—	1,055
ABS	1,260	15	(5)	1,270
MBS	71	7	—	78
Total fixed income securities	$61,451	$4,976	$(73)	$66,354

The Allstate Corporation 89

2020 Form 10-K Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	December 31, 2019
	Amortized cost	Gross unrealized		Fair value
($ in millions)		Gains	Losses
Corporate
Transportation
Airlines	$418	$12	$—	$430
Railroad and other	1,613	120	—	1,733
Total transportation	2,031	132	—	2,163
Banking	4,610	143	(14)	4,739
Energy
Midstream	1,570	77	(4)	1,643
Independent/upstream	422	19	(10)	431
Integrated	406	32	—	438
Other	237	11	—	248
Total energy	2,635	139	(14)	2,760
Financial services
Finance companies	582	24	—	606
Life insurance	725	30	—	755
Other	1,169	53	(2)	1,220
Total financial services	2,476	107	(2)	2,581
Utilities	5,197	385	(6)	5,576
Communications	2,721	158	(2)	2,877
Consumer goods
Cyclical
Gaming, lodging and leisure	596	28	—	624
Automotive	1,463	42	(1)	1,504
Retailers	920	52	—	972
Restaurants	390	19	—	409
Other	1,056	49	(3)	1,102
Total cyclical	4,425	190	(4)	4,611
Non-cyclical	7,112	316	(1)	7,427
Total consumer goods	11,537	506	(5)	12,038
Capital goods	4,945	229	(1)	5,173
Technology	2,765	112	(1)	2,876
Basic industry	1,897	114	(2)	2,009
Other	276	10	—	286
Total corporate fixed income portfolio	41,090	2,035	(47)	43,078
U.S. government and agencies	4,971	141	(26)	5,086
Municipal	8,080	551	(11)	8,620
Foreign government	968	16	(5)	979
ABS	860	8	(6)	862
MBS	324	96	(1)	419
Total fixed income securities	$56,293	$2,847	$(96)	$59,044
In general, the gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase.
Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

90 www.allstate.com

Investments 2020 Form 10-K

Equity securities by sector
($ in millions)	December 31, 2020			December 31, 2019
	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value
Energy	$112	$6	$118	$275	$15	$290
Utilities	53	13	66	116	38	154
Transportation	37	13	50	81	32	113
Capital goods	157	16	173	331	91	422
Basic industry	47	26	73	135	40	175
Other (1)	1,260	549	1,809	2,526	1,062	3,588
Funds
Fixed income	1,228	65	1,293	1,727	62	1,789
Equities	959	169	1,128	1,377	254	1,631
Total funds	2,187	234	2,421	3,104	316	3,420
Total equity securities	$3,853	$857	$4,710	$6,568	$1,594	$8,162
(1)Other is comprised of REITs, communications, financial services, banking, consumer goods and technology sectors.

Net investment income
	For the years ended December 31,
($ in millions)	2020	2019	2018
Fixed income securities	$2,136	$2,175	$2,077
Equity securities	98	206	170
Mortgage loans	220	220	217
Limited partnership interests	338	471	705
Short-term investments	23	102	73
Other	251	262	272
Investment income, before expense	3,066	3,436	3,514
Investment expense
Investee level expenses (1)	(59)	(81)	(71)
Securities lending expense	(6)	(40)	(28)
Operating costs and expenses	(148)	(156)	(175)
Total investment expense	(213)	(277)	(274)
Net investment income	$2,853	$3,159	$3,240

Market-based	$2,663	$2,893	$2,734
Performance-based	403	543	780
Investment income, before expense	$3,066	$3,436	$3,514
(1)Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.
Net investment income decreased 9.7% or $306 million in 2020 compared to 2019, primarily due to a decline in market-based income driven by lower interest-bearing portfolio yields and lower performance-based results, primarily from limited partnerships.
The Allstate Corporation 91

2020 Form 10-K Investments

Performance-based investment income
	For the years ended December 31,
($ in millions)	2020	2019	2018
Limited partnerships
Private equity	$297	$330	$582
Real estate	38	138	123
Performance-based - limited partnerships	335	468	705

Non-limited partnerships
Private equity	(12)	9	9
Real estate	80	66	66
Performance-based - non-limited partnerships	68	75	75

Total
Private equity	285	339	591
Real estate	118	204	189
Total performance-based	$403	$543	$780

Investee level expenses (1)	$(55)	$(74)	$(64)
(1)Investee level expenses include depreciation and asset level operating expenses reported in investment expense. Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.
Performance-based investment income decreased 25.8% or $140 million in 2020 compared to 2019, due to lower valuations of real estate and private equity investments, partially offset by net gains on sales of underlying investments.
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
($ in millions)	2020	2019	2018
Sales (1)	$1,017	575	$(215)
Credit losses (2)
Fixed income securities	(5)	(14)	(10)
Mortgage loans	(38)	—	—
Limited partnership interests	(10)	(6)	(3)
Other investments	(27)	(27)	(1)
Total credit losses	(80)	(47)	(14)
Valuation of equity investments - appreciation (decline):
Equity securities	321	1,117	(567)
Equity fund investments in fixed income securities	25	93	(27)
Limited partnerships (3)	20	162	(97)
Total valuation of equity investments	366	1,372	(691)
Valuation and settlements of derivative instruments	53	(15)	43
Realized capital gains and losses, pre-tax	1,356	1,885	(877)
Income tax (expense) benefit	(293)	(397)	189
Realized capital gains and losses, after-tax	$1,063	$1,488	$(688)

Market-based	$1,288	$1,750	$(946)
Performance-based	68	135	69
Realized capital gains and losses, pre-tax	$1,356	$1,885	$(877)
(1)Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.
(2)Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.
(3)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Sales in 2020 related primarily to fixed income securities in connection with ongoing portfolio management. Sales in 2019 related primarily to fixed income securities in connection with ongoing portfolio management, as well as gains from limited partnerships.
Valuation and settlements of derivative instruments in 2020 primarily comprised gains on interest rate futures used for asset replication and equity futures used for risk management due to a decrease in indices in first quarter 2020,
92 www.allstate.com

Investments 2020 Form 10-K

partially offset by losses on interest rate futures used for risk management and foreign currency contracts due to weakening of the U.S. dollar in the second half of 2020. 2019 primarily comprised losses on equity options and futures used for risk management, partially offset by gains on interest rate futures and total return swaps used for asset replication due to increases in equity indices.

Realized capital gains (losses) for performance-based investments
	For the years ended December 31,
($ in millions)	2020	2019	2018
Sales (1)	$39	$103	$7
Credit losses (2)	(10)	(6)	(3)
Valuation of equity investments	60	31	36
Valuation and settlements of derivative instruments	(21)	7	29
Total performance-based	$68	$135	$69
(1)Beginning January 1, 2020, depreciation previously included in investee level expenses is reported as realized capital gains or losses.
(2)Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.
Realized capital gains for performance-based investments in 2020 primarily related to increased valuation of equity investments and gains on sales of real estate investments, partially offset by losses on valuation and settlement of derivative instruments. 2019 primarily related to gains on sales of investments in directly held real estate, a gain on the sale of a limited partnership and increased valuation of equity investments.
The Allstate Corporation 93

2020 Form 10-K Market Risk
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices, commodity prices or currency exchange rates. Adverse changes to these rates and prices may occur due to changes in fiscal policy, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness or risk tolerance. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices. We also have direct and indirect exposure to commodity price changes through our diversified investments in timber, agriculture, infrastructure and energy primarily held in limited partnership interests and consolidated subsidiaries.
The active management of market risk is integral to our results of operations. We may use the following approaches to manage exposure to market risk within defined tolerance ranges:
1)Rebalancing existing asset or liability portfolios
2)Changing the type of investments purchased in the future
3)Using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased
Overview  In formulating and implementing guidelines for investing funds, we seek to earn attractive risk-adjusted returns that enhance our ability to offer competitive rates and prices to customers while contributing to stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are informed by the underlying risks and product profiles. Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. Subsidiaries that conduct investment activities follow policies that have been approved by their respective boards of directors and which specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary. Executive oversight of investment activities is conducted primarily through the subsidiaries’ boards of directors and legal entity investment committees. The Enterprise Risk and Return Council (“ERRC”) oversees the aggregate risk of Allstate and its subsidiaries. Working in conjunction with the board or the investment committee of each subsidiary, as applicable, the ERRC evaluates the risk tolerance of each subsidiary and determines the aggregate risk tolerance of the enterprise.
For life and annuity products, the asset-liability management (“ALM”) policies further define the overall framework for managing market and investment risks and are approved by the subsidiaries’ respective boards of directors. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns while incorporating future expected cash requirements to repay liabilities. These ALM policies specify limits, ranges or targets for investments that best meet business objectives in light of the unique demands and characteristics of the product liabilities and are intended to result in a prudent, methodical and effective adjudication of market risk and return. The pending sale of ALIC and certain affiliates is expected to decrease Allstate Life, Allstate Annuities and total consolidated portfolios by approximately 85%, 80% and 30%, respectively.
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
Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest-bearing assets and liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities. Changes in interest rates can have favorable and unfavorable effects on our results. For example, increases in rates can improve investment income, but decrease the fair value of our fixed income securities portfolio and increase policyholder surrenders requiring us to liquidate assets. Decreases in rates could increase the fair value of our fixed income securities portfolio while decreasing investment
94 www.allstate.com

Market Risk 2020 Form 10-K

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
We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities and our assessment of overall economic and capital risk. One of the measures used to quantify this exposure is duration. The difference in the duration of our assets relative to our liabilities is our duration gap. To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments, and certain other items including unearned premiums, claims and claims expense reserves, annuity liabilities and other interest-sensitive liabilities.
The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage or option features of instruments, where applicable. The preceding assumptions relate primarily to callable municipal and corporate bonds, fixed rate single and flexible premium deferred annuities, mortgage-backed securities and municipal housing bonds. Additionally, the calculations include assumptions regarding the renewal of property and casualty products.
As of December 31, 2020, the difference between our asset and liability duration was a (2.11) gap compared to a (1.48) gap as of December 31, 2019. The calculation excludes traditional and interest-sensitive life insurance and accident and health insurance products that are not considered financial instruments. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets, while a positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. Due to the relatively short duration of our property and casualty liabilities, primarily related to auto and homeowners claims, the investments generally maintain a positive duration gap between assets and liabilities. In contrast, for our annuity products the duration gap may be positive or negative as the assets and liabilities vary based on the characteristics of the products in-force and investing activity. As of December 31, 2020, property and casualty products had a positive duration gap while annuity products had a negative duration gap.
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

Interest rate shock analysis (1)
	As of December 31,
($ in millions)	2020	2019
Increase in fair value of the assets net of liabilities (2)	$1,981	$1,209
(1)Represents an immediate, parallel increase of 100 basis points based on information and assumptions used in the duration calculations and market interest rates as of December 31, 2020.
(2)Estimate excludes traditional and interest-sensitive life insurance and accident and health insurance products that are not considered financial instruments. The assets supporting these products totaled $12.58 billion and $12.14 billion as of December 31, 2020 and 2019, respectively. Based on assumptions described above, these assets would decrease in value by $673 million as of December 31, 2020 compared to a decrease of $649 million as of December 31, 2019.
To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculations assume the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the effect of non-parallel changes in the term structure of interest rates or large changes in interest rates.
Credit spread risk is the risk that we will incur a loss due to adverse changes in credit spreads (“spreads”). Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity or prepayment risks. The magnitude of the spread will depend on the likelihood that a particular issuer will default. This risk arises from many of our primary activities, as we invest substantial funds in spread-sensitive fixed income assets. We manage the spread
The Allstate Corporation 95

2020 Form 10-K Market Risk
risk in our assets. One of the measures used to quantify this exposure is spread duration. Spread duration measures the price sensitivity of the assets to changes in spreads. For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by 5%.
Spread duration is calculated similarly to interest rate duration. As of December 31, 2020, the spread duration was 4.95 compared to 4.60 as of December 31, 2019.

Credit spread shock analysis (1)
	As of December 31,
($ in millions)	2020	2019
Decrease in net fair value of the assets (2)	$3,489	$2,877
(1)Represents an immediate, parallel increase of 100 basis points across all asset classes, industry sectors and credit ratings based on information and assumptions used in the spread duration calculations and market interest rates as of December 31, 2020.
(2)Reflects effects of tactical positions that include the use of credit default swaps to manage spread risk.
Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the markets.
Equity investments As of December 31, 2020, we held $3.76 billion in equity securities, excluding those with fixed income securities as their underlying investments, and limited partnership interests where the underlying assets are predominately public equity securities, compared to $7.28 billion as of December 31, 2019. 62.6% of the common stocks and other investments with public equity risk supported property and casualty products as of December 31, 2020, compared to 80.4% as of December 31, 2019. As of December 31, 2020, these investments had an equity market portfolio beta of 1.07, compared to a beta of 1.02 as of December 31, 2019. Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”).

Change in S&P 500 by 10%
	As of December 31,
($ in millions)	2020	2019
Change in net fair value of equity investments	$401	$742
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
Limited partnership interests As of December 31, 2020, we held $7.20 billion in limited partnership interests excluding those limited partnership interests where the underlying assets are predominately public equity securities compared to $7.17 billion as of December 31, 2019. 60.5% of the limited partnership interests supported property and casualty products as of December 31, 2020, compared to 56.7% as of December 31, 2019. These investments are primarily comprised of private equity and real estate funds. These investments are idiosyncratic in nature and a greater portion of the return is derived from asset operating performance. They are not actively traded, and valuation changes typically reflect the performance of the underlying asset.

Change in private market valuations by 10%
	As of December 31,
($ in millions)	2020	2019
Change in net fair value of limited partnership interests	$720	$717
For limited partnership interests, quarterly changes in fair values may not be highly correlated to equity indices in the short term and changes in value of these investments are generally recognized on a three-month delay due to the availability of the related investee financial statements. The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.
Separate Accounts As of December 31, 2020 and 2019, we had separate account assets related to variable annuity and variable life contracts with account values totaling $3.34 billion and $3.04 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death or income benefits provided by our variable products.
In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges, including reinsurance assumed, for 2020 and 2019 were $46 million and $45 million, respectively. Separate account liabilities related to variable life contracts were $109 million and $85 million as of December 31, 2020 and 2019, respectively.
Equity-indexed Life and Annuity Liabilities As of December 31, 2020 and 2019, we had $1.98 billion and $1.92 billion, respectively, in equity-indexed life and annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.
96 www.allstate.com

Market Risk 2020 Form 10-K

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks, limited partnership interests, and our Canada, Northern Ireland and India operations. We use foreign currency derivative contracts to partially offset this risk.
As of December 31, 2020, we had $1.27 billion in foreign currency denominated equity investments, including the impact of foreign currency derivative contracts, $1.30 billion net investment in our foreign subsidiaries, primarily related to our Canada operations, and $77 million in unhedged non-U.S. dollar fixed income securities. These amounts were $2.80 billion, $1.08 billion, and $113 million, respectively, as of December 31, 2019.

Change in foreign currency exchange rates (1)
	As of December 31,
($ in millions)	2020	2019
Decrease in value of foreign currency denominated instruments	$329	$402
(1)Represents a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed based on information and assumptions used, including the impact of foreign currency derivative contracts.
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
The Allstate Corporation 97

2020 Form 10-K Capital Resources and Liquidity
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
	As of December 31,
($ in millions)	2020	2019	2018
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$26,913	$24,048	$21,194
Accumulated other comprehensive (loss) income	3,304	1,950	118
Total shareholders’ equity	30,217	25,998	21,312
Debt	7,825	6,631	6,451
Total capital resources	$38,042	$32,629	$27,763
Ratio of debt to shareholders’ equity	25.9%	25.5%	30.3%
Ratio of debt to capital resources	20.6%	20.3%	23.2%
Shareholders’ equity increased in 2020, primarily due to net income and increased net unrealized capital gains on investments, partially offset by common share repurchases, dividends paid to shareholders and redemption of preferred stock. In 2020, we paid dividends of $668 million and $108 million related to our common and preferred shares, respectively. Shareholders’ equity increased in 2019, primarily due to net income, increased net unrealized capital gains on investments and issuance of preferred stock, partially offset by common share repurchases and dividends paid to shareholders. In 2019, we paid dividends of $653 million and $134 million related to our common and preferred shares, respectively.
Common share repurchases  As of December 31, 2020, there was $1.56 billion remaining on the $3.00 billion common share repurchase program that is expected to be completed by the end of 2021.
In September 2020, we entered into an accelerated share repurchase agreement (“ASR agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to purchase $750 million of our outstanding common stock. Under the ASR agreement, we paid $750 million upfront and initially acquired 7.0 million shares. The ASR agreement settled on January 12, 2021, and we repurchased a total of 7.8 million shares at an average price of $96.21. After the completion of the ASR, there was $1.45 billion remaining on the $3.00 billion common share repurchase program.
During 2020, we repurchased 17.4 million common shares, or 5.5% of total common shares outstanding as of December 31, 2019, for $1.70 billion. The common share repurchases were completed through open market transactions and ASR agreements.
Since 1995, we have acquired 742 million shares of our common stock at a cost of $36.93 billion, primarily as part of various stock repurchase programs. We have reissued 148 million common shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total common shares outstanding has decreased by 594 million shares or 66.2%, primarily due to our repurchase programs.
Common shareholder dividends On January 2, 2020, April 1, 2020, July 1, 2020, and October 1, 2020, we paid common shareholder dividends of $0.50, $0.54, $0.54 and $0.54, respectively. On November 18, 2020, we declared a common shareholder dividend of $0.54, payable on January 4, 2021.
Redemption of preferred stock and issuance of debt On January 15, 2020, we redeemed all 11,500 shares of Fixed Rate Noncumulative Preferred Stock, Series A and the corresponding depositary shares for $288 million.
On November 19, 2020, we issued $600 million of 0.750% Senior Notes due 2025 and $600 million of 1.450% Senior Notes due 2030.  Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021.  The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The net proceeds of this issuance were used to partially fund the acquisition of National General.
For additional details on these transactions, see Note 12 of the consolidated financial statements.
98 www.allstate.com

Capital Resources and Liquidity 2020 Form 10-K

Financial ratings and strength

Senior long-term debt, commercial paper and insurance financial strength ratings
As of December 31, 2020
	Moody’s	S&P Global Ratings	A.M. Best
The Allstate Corporation (debt)	A3	A-	a
The Allstate Corporation (short-term issuer)	P-2	A-2	AMB-1+
Allstate Insurance Company (insurance financial strength)	Aa3	AA-	A+
Allstate Life Insurance Company (insurance financial strength)	A2	N/A	A+
Allstate Assurance Company (insurance financial strength)	A2	N/A	A+
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
The Allstate Corporation (the “Corporation”) and Allstate Insurance Company (“AIC”) In June 2020, A.M. Best affirmed the Corporation’s debt and short-term issuer ratings of a and AMB-1+, respectively, and the insurance financial strength rating of A+ for AIC. The outlook for the ratings is stable.
In July 2020, S&P affirmed the Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength rating of AA- for AIC. The outlook for the ratings is stable.
In January 2021, Moody’s affirmed the Corporation’s debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength rating of Aa3 for AIC. The outlook for the ratings is stable.
ALIC and Allstate Assurance Company (“AAC”) In June 2020, A.M. Best affirmed the insurance financial strength ratings of A+ for ALIC and AAC. Subsequent to the announcement of the pending sale of ALIC and certain affiliates, A.M. Best affirmed the insurance financial strength rating of A+ for ALIC and AAC and placed these under review with negative implications.
Effective June 25, 2020, we are no longer requesting a rating from S&P for ALIC, which was rated A+ with a stable outlook at the time of the withdrawal.
Subsequent to the announcement of the pending sale of ALIC and certain affiliates, Moody’s downgraded the insurance financial strength rating for ALIC and AAC to A3 from A2 and placed these under review for potential further downgrade.
Other property and casualty companies We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. In June 2020, A.M. Best affirmed the A rating of ANJ, which writes auto and homeowners insurance in New Jersey, and the A+ rating of North Light, our excess and surplus lines carrier. The outlook for the ANJ rating and North Light rating is stable. ANJ also has a Financial Stability Rating® of A" from Demotech, which was affirmed in December 2020. In April 2020, A.M. Best affirmed the B+ rating of CKIC, which underwrites personal lines property insurance in Florida. CKIC also has a Financial Stability Rating of A’ from Demotech that was affirmed in November 2020. ANJ, North Light and CKIC do not have support agreements with AIC.
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
The property and casualty business is comprised of 29 insurance companies as of December 31, 2020, each of which has individual company dividend limitations. As of December 31, 2020, total statutory surplus is $21.38 billion compared to $20.40 billion as of December 31, 2019. Property and casualty subsidiaries surplus was $17.13 billion as of December 31, 2020, compared to $16.19 billion as of December 31, 2019. Life insurance subsidiaries surplus was $4.26 billion as of December 31, 2020, compared to $4.21 billion as of December 31, 2019.

The Allstate Corporation 99

2020 Form 10-K Capital Resources and Liquidity
The National Association of Insurance Commissioners (“NAIC”) has developed financial relationships or tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by state insurance regulators. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined “usual ranges”. Additional regulatory scrutiny may occur if a company’s ratios fall outside the usual ranges for four or more of the ratios. Two of our domestic life insurance companies have four ratios outside the usual ranges.
Liquidity sources and uses Our potential sources and uses of funds principally include the following activities below.

Activities for potential sources of funds
	Property- Liability	Protection Services	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other
Receipt of insurance premiums	✓	✓	✓	✓
Recurring service fees	✓	✓		✓
Contractholder fund deposits			✓	✓	✓
Reinsurance and indemnification program recoveries	✓	✓	✓	✓	✓
Receipts of principal, interest and dividends on investments	✓	✓	✓	✓	✓	✓
Sales of investments	✓	✓	✓	✓	✓	✓
Funds from securities lending, commercial paper and line of credit agreements	✓		✓		✓	✓
Intercompany loans	✓	✓	✓	✓	✓	✓
Capital contributions from parent	✓	✓	✓	✓	✓	✓
Dividends or return of capital from subsidiaries	✓	✓	✓	✓	✓	✓
Tax refunds/settlements	✓	✓	✓	✓	✓	✓
Funds from periodic issuance of additional securities						✓
Receipt of intercompany settlements related to employee benefit plans						✓

Activities for potential uses of funds
	Property- Liability	Protection Services	Allstate Life	Allstate Benefits	Allstate Annuities	Corporate and Other
Payment of claims and related expenses	✓	✓
Payment of contract benefits, surrenders and withdrawals			✓	✓	✓
Reinsurance cessions and indemnification program payments	✓	✓	✓	✓	✓
Operating costs and expenses	✓	✓	✓	✓	✓	✓
Purchase of investments	✓	✓	✓	✓	✓	✓
Repayment of securities lending, commercial paper and line of credit agreements	✓		✓		✓	✓
Payment or repayment of intercompany loans	✓	✓	✓	✓	✓	✓
Capital contributions to subsidiaries	✓	✓	✓	✓	✓	✓
Dividends or return of capital to shareholders/parent company	✓	✓	✓	✓	✓	✓
Tax payments/settlements	✓	✓	✓	✓	✓	✓
Common share repurchases						✓
Debt service expenses and repayment	✓					✓
Payments related to employee benefit plans	✓	✓	✓	✓	✓	✓
Payments for acquisitions	✓	✓	✓	✓	✓	✓
Contractual obligations and commitments We have short-term and long-term contractual obligations and commitments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity. Long-term obligations include known contractual commitments that require cash needs beyond 12 months.
Short-term contractual obligations are typically settled with cash or short-term investments and operating cash flows. Most of these obligations are paid within one year. These include unconditional purchase obligations, other liabilities and accrued expenses, including liabilities for collateral and operating leases, and net unrecognized tax benefits.
100 www.allstate.com

Capital Resources and Liquidity 2020 Form 10-K

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
As of December 31, 2020, we held $7.44 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would expect to be able to liquidate within one week. In addition, we regularly estimate how much of the total portfolio, which includes high quality corporate fixed income and municipal holdings, can be reasonably liquidated within one quarter. These estimates are subject to considerable uncertainty associated with evolving market conditions. As of December 31, 2020, cash and estimated liquidity available within one quarter, under normal market conditions and at current market prices, was $26.77 billion.
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
Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $5.52 billion as of December 31, 2020 and approximately $4 billion were used to fund the purchase of National General, which closed on January 4, 2021. Deployable assets include $1.2 billion of proceeds from a debt issuance in November 2020 and comprise cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
The payment of dividends by AIC to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on the greater of 2020 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2021 is estimated at $5.95 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities are also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.
These holding company assets and subsidiary dividends provide funds for the parent company’s fixed charges and other corporate purposes.
Intercompany dividends were paid in 2020, 2019 and 2018 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation, ALIC, American Heritage Life Insurance Company (“AHL”) and Allstate Financial Insurance Holdings Corporation (“AFIHC”).

Intercompany dividends
($ in millions)	2020	2019	2018
AIC to AIH	$4,435	$2,732	$2,874
AIH to the Corporation	4,443	2,747	2,897
ALIC to AIC	—	75	250
AHL to AFIHC	80	80	55
AFIHC to the Corporation	115	50	—
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of December 31, 2020, we satisfied all the requirements with no current restrictions on the payment of preferred stock dividends. There were no capital contributions paid by
The Allstate Corporation 101

2020 Form 10-K Capital Resources and Liquidity
the Corporation to AIC or capital contributions by AIC to ALIC in 2020, 2019 or 2018.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In 2020, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation, AIC and ALIC have access to an unsecured revolving credit facility that is available for short-term liquidity requirements. In November 2020, we entered into a new agreement for a $750 million unsecured revolving credit facility with a maturity date of November 2025. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 17.5% as of December 31, 2020. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2020.
•The Corporation has access to a commercial paper facility with a borrowing limit equal to our undrawn credit facility balance of $750 million to cover short-term cash needs.
•As of December 31, 2020, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2021. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 596 million shares of treasury stock as of December 31, 2020), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
Long-term contractual obligations
Defined benefit pension plans and other postretirement benefit plans (“OPEB”) Pension plan obligations within the next 12 months represent our planned contributions to certain unfunded non-qualified plans where the benefit obligation exceeds the assets. Obligations beyond 12 months are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans’ obligations are estimated based on the expected benefits to be paid. See Note 17 of the consolidated financial statements for further information.
Reserves for property and casualty insurance claims and claims expense represent estimated amounts necessary to settle all outstanding claims, including claims that have been IBNR as of the balance sheet date. Estimated timing of payments for reserves is based on our historical experience and our expectation of future payment patterns. The ultimate cost of losses may vary materially from recorded amounts that are our best estimates. See Note 8 of the consolidated financial statements and Application of Critical Accounting Estimates section of the MD&A for further information.
Reserve for life-contingent contract benefits and contractholder funds We estimate the present value of cash payments to be made to contractholders and policyholders. We are currently making payments for contracts where the timing of a portion or all of the payments has been determined by the contract. Certain of these contracts, such as immediate annuities without life contingencies, involve payment obligations where the amount and timing of the payment are essentially fixed and determinable. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For immediate annuities with life contingencies, the amount of future payments is uncertain since payments will continue as long as the annuitant lives. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. See Note 9 of the consolidated financial statements and Application of Critical Accounting Estimates section of the MD&A for further information. The pending sale of ALIC and certain affiliates represents approximately 90% of Allstate Life and 75% of Allstate Annuities reserves for life-contingent contract benefits and contractholder funds.
102 www.allstate.com

Capital Resources and Liquidity 2020 Form 10-K

Liquidity exposure  Contractholder funds were $17.21 billion as of December 31, 2020.

Contractholder funds by contractual withdrawal provisions
($ in millions)	December 31, 2020	Percent to total
Not subject to discretionary withdrawal	$2,652	15.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,858	28.2
Market value adjustments (2)	697	4.1
Subject to discretionary withdrawal without adjustments (3)	9,006	52.3
Total contractholder funds	$17,213	100.0%
(1)Includes $1.62 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)$294 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.
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
The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 5.1% in 2020 and 6.0% in 2019. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
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
The Allstate Corporation 103

2020 Form 10-K Enterprise Risk and Return Management
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

ERRM Framework
ERRM Infrastructure
Analytics, Quantitative Capabilities & Insights
Risk & Return Standards and Guidelines
Risk & Return Measurement
Tools
Tolerance and Limits
Training and Development
Governance
Risk Processes & Learning Loop
Report
Identify
Measure
Manage
Monitor
Internal and External Disclosures
ERRM Integration
Strategy & Planning
✓ Risk-Adjusted Return Optimization
✓ Covariance Allocation
Strategic Capital Management
✓ Capital Adequacy & Availability
✓ Resource Allocation
Performance Management
✓ Goals
✓ Measurement
✓ Incentives

Governance ERRM governance includes board oversight, an executive management committee, and enterprise and market-facing business chief risk officers.
•The Allstate Corporation Board of Directors (“Allstate Board”) has overall responsibility for oversight of Management’s design and implementation of ERRM.
•The Risk and Return Committee (“RRC”) of the Allstate Board oversees effectiveness of the ERRM program, governance structure and risk-related decision-making, while focusing on the Company’s overall risk profile.
•The Audit Committee oversees the effectiveness of internal controls over financial reporting, disclosure controls and procedures as well as management’s risk control framework and cybersecurity program.
•The Enterprise Risk and Return Council (“ERRC”), directs ERRM by establishing risk and return targets, determining economic capital levels and monitoring integrated strategies and actions from an enterprise risk and return perspective. The ERRC consists of Allstate’s chief executive officer, vice chair, chief financial officer, chief risk officer and other senior leaders.
•Other key committees work with the ERRC to direct ERRM activities, including the Operating Committee, the Operational Risk Council, the Information Security Council, the Corporate Asset Liability Committee, liability governance committees, and investment committees.
104 www.allstate.com

Enterprise Risk and Return Management 2020 Form 10-K

Key risks are assessed and reported through comprehensive ERRM reports prepared for senior management and the RRC. The risk summary report communicates alignment of Allstate’s risk profile with risk and return principles while providing a perspective on risk position. Discussion promotes active engagement with management and the RRC. Internal controls over key risks are managed and reported to senior management and the Audit Committee of the Company through a semiannual risk control dashboard. Annually, we review risks related to the strategic plan, operating plan and incentive compensation programs with the Allstate Board.
Framework We apply these principles using an integrated ERRM framework that focuses on assessment, transparency and dialogue. Our framework provides a comprehensive view of risks and is used by senior management and business managers to drive risk-return based decisions. We continually validate and improve our ERRM practices by benchmarking and obtaining external perspectives.
Management and the ERRC rely on internal and external perspectives to determine an appropriate level of target economic capital. Internal perspectives include enterprise solvency and volatility assessments, stress scenarios, model assumptions and management judgment. External considerations include NAIC risk-based capital as well as S&P’s, Moody’s, and A.M. Best’s capital adequacy measurement. Our economic capital reflects management’s view of the aggregate level of capital necessary to satisfy stakeholder interests, manage Allstate’s risk profile and maintain financial strength. The impact of strategic initiatives on enterprise risk is evaluated through the economic capital framework.
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
Allstate’s risk appetite is measured through our economic capital framework. The enterprise risk appetite is cascaded into individual risk limits which set boundaries on the amount of risk we are willing to accept from one specific risk category before escalating for further management discussion and action. Risk limits are established based upon expected returns, volatility, potential tail losses and impact on the enterprise portfolio. To effectively operate within risk limits and for risk-return optimization, business units establish risk limits and capital targets specific to their businesses. Allstate’s risk management strategies adapt to changes in business and market environments.
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
A summary of our process to manage each of our major risk categories follows:
Strategic risk and return management addresses loss associated with inadequate or flawed business planning or strategy setting, including product mix, mergers or acquisitions and market positioning, and unexpected changes within the market or regulatory environment in which Allstate operates. This includes reputational risk, which is the potential for negative publicity regarding a company’s conduct or business practices to adversely impact its profitability, operations, consumer base or require costly litigation and other defensive measures.
We manage strategic risk through the Allstate Board and senior management strategy reviews that include a risk and return assessment of our strategic plans and ongoing monitoring of our strategic actions, key assumptions and the external competitive environment. Using the ERRM framework, Allstate designs strategies that seek to optimize risk-adjusted returns on economic capital for risk types including interest rate risk, credit risk, equity investments, including those with idiosyncratic return potential, auto profitability and growing property exposure.
Insurance risk and return management addresses fluctuations in the timing, frequency and severity of benefits, expenses, and premiums relative to the return expectations inclusive of systemic risk, concentration of insurance exposures, policy terms, reinsurance coverage, and claims handling practices.
Insurance risk exposures include our operating results and financial condition, claims frequency and severity, catastrophes and severe weather, and mortality and morbidity risk.
Insurance risk exposures are measured and monitored with different approaches including:
•Stochastic methods: measures and monitors risks such as natural catastrophes and severe weather. We develop probabilistic estimates of risk based on our exposures, historical observed volatility or industry-recognized models in the case of catastrophe risk.
•Scenario analysis: measures and monitors risks and estimated losses due to extreme low frequency events that include combined multiple event scenarios across risk categories and time periods.
Investment risk and return management addresses financial loss due to changes in the valuations of assets held in the Allstate investment portfolio, as well as liability valuation within the Life and Annuity business. Such losses may be caused by macro developments, such as changes to interest rates, credit spreads and equity price levels, or could be specific to individual investments in the portfolio.
The Allstate Corporation 105

2020 Form 10-K Enterprise Risk and Return Management
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
•Stochastic and probabilistic estimation of potential losses: combines portfolio risk exposures with historical or recent market volatilities and correlations to assess the potential range of future investment results.
•Scenario analysis: measures material adverse outcomes such as shock scenarios applied to credit, public and private equity markets.
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
We actively manage our capital and liquidity levels in light of changing market, economic and business conditions. Our capital position, capital generation capacity, and targeted risk profile provide strategic and financial flexibility.
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
106 www.allstate.com

Application of Critical Accounting Estimates 2020 Form 10-K
Application of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates, presented in the order they appear in the Consolidated Statements of Financial Position, include those used in determining:
•Fair value of financial assets
•Impairment of fixed income securities
•Deferred policy acquisition costs amortization
•Evaluation of goodwill for impairment
•Reserve for property and casualty insurance claims and claims expense estimation
•Reserve for life-contingent contract benefits estimation
•Pension and other postretirement plans net costs and assumptions
In making these determinations, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.
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
The Allstate Corporation 107

2020 Form 10-K Application of Critical Accounting Estimates
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
We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2020 and 2019, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

Fixed income, equity securities and short-term investments by source of fair value determination
	December 31, 2020
($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$2,225	2.8%
Fair value based on external sources (1)	76,639	97.2
Total	$78,864	100.0%
(1)Includes $1.27 billion that are valued using broker quotes and $375 million that are valued using quoted prices or quoted net asset values from deal sponsors.
For additional detail on fair value measurements, see Note 6 of the consolidated financial statements.
Impairment of fixed income securities For fixed income securities classified as available-for-sale, the difference between amortized cost, net of credit loss allowance (“amortized cost, net”) and fair value, net of certain other items and deferred income taxes (as disclosed in Note 5 of the consolidated financial statements), is reported as a component of accumulated other comprehensive income (“AOCI”) on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a credit loss allowance is recorded. We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income security that may require a credit loss allowance.
For each fixed income security in an unrealized loss position, we assess whether management with the appropriate authority has made the decision to sell or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, any existing credit loss allowance would be written-off against the amortized cost basis of the asset along with any remaining unrealized losses, with the incremental losses recorded in earnings.
If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We calculate the estimated recovery value based on the best estimate of future cash flows considering past events, current conditions and reasonable and supportable forecasts. The estimated future cash flows are discounted at the security’s current effective rate, and are compared to the amortized cost of the
108 www.allstate.com

Application of Critical Accounting Estimates 2020 Form 10-K
security. The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement.
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
When a security is sold or otherwise disposed or the security is deemed uncollectible and written off, we remove amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received.
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
We periodically review the adequacy of reserves and recoverability of DAC using actual experience and current assumptions. We evaluate our traditional life insurance products, immediate annuities with life contingencies, and voluntary accident and health insurance products individually. In the event actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2020 and 2019, our DAC recoverability evaluation concluded that all recorded DAC balances were recoverable. For additional detail on reserve adequacy, see the Reserve for life-contingent contract benefits estimation section.
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
The Allstate Corporation 109

2020 Form 10-K Application of Critical Accounting Estimates
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

Effect on DAC amortization of changes in assumptions relating to gross profit components
	For the years ended December 31,
($ in millions)	2020	2019
Investment margin	$157	$23
Benefit margin	(7)	38
Expense margin	(41)	(1)
Net acceleration	$109	$60
In 2020, DAC amortization acceleration for changes in the investment margin component of EGP related to interest-sensitive life insurance and was due to lower projected future interest rates and investment returns compared to our previous expectations. The deceleration related to benefit margin was due to decreased projected mortality. The expense margin deceleration was due to a decrease in projected expenses.

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
110 www.allstate.com

Application of Critical Accounting Estimates 2020 Form 10-K
The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2020.

($ in millions)	Increase/(reduction)
Increase in future investment margins of 25 basis points	$54
Decrease in future investment margins of 25 basis points	(60)

Decrease in future life mortality by 1%	$15
Increase in future life mortality by 1%	(16)
Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions. Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.
For additional detail related to DAC, see the Allstate Life Segment section of the MD&A.
Evaluation of goodwill for impairment Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, less any impairment of goodwill recognized. Goodwill is recognized when acquired and allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination. Our goodwill reporting units are equivalent to our reportable segments: Allstate Protection, Protection Services, Allstate Life and Allstate Benefits to which goodwill has been assigned.
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
Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. Changes in market inputs or other events impacting the fair value of these businesses, including discount rates, operating results, investment returns, strategies and growth rate assumptions, among other factors, could result in goodwill impairments, resulting in a charge to income. Certain of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have substantial internally generated and unrecognized intangibles and fair values that significantly exceed their carrying values. Our Protection Services goodwill reporting unit is more heavily comprised of newly acquired businesses and as a result does not have a significant excess of fair value over its carrying value attributable to internally generated unrecognized intangibles. Therefore, this reporting unit may be more susceptible to potential future goodwill impairment based on changes to growth or margin assumptions.
The most significant assumptions utilized in the determination of the estimated fair value of the Protection Services reporting unit are the earnings growth rate and discount rate. The growth rate utilized in our fair value estimates is consistent with our plans to grow these businesses more rapidly over the near-term with more moderated growth rates in later years.
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
The Allstate Corporation 111

2020 Form 10-K Application of Critical Accounting Estimates
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
112 www.allstate.com

Application of Critical Accounting Estimates 2020 Form 10-K
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
Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process continuously incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results
(claims reported or settled, losses paid, or changes to case reserves) occur differently than the implied assumptions contained in the previous development factor calculations. If claims reported, paid losses, or case reserve changes are greater or less than the levels estimated by previous development factors, reserve reestimates increase or decrease. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and is recognized as an increase or decrease in claims and claims expense in the Consolidated Statements of Operations. Total net reserve reestimates, after-tax, favorable impact on net income applicable to common shareholders were 6.3%, 2.2% and 10.0% in 2020, 2019 and 2018, respectively. The 3-year average of net reserve reestimates as a percentage of total reserves was a favorable 2.0% for Allstate Protection, an unfavorable 8.0% for Discontinued Lines and Coverages and a favorable 4.1% for Protection Services, each of these results being consistent within a reasonable actuarial tolerance for the respective businesses. A more detailed discussion of reserve reestimates is presented in the Claims and Claims Expense Reserves section of the MD&A.

Net claims and claims expense reserves by segment and line of business
	As of December 31,
($ in millions)	2020	2019	2018
Allstate Protection
Auto	$14,164	$14,728	$14,378
Homeowners	2,315	2,138	2,157
Other lines	2,657	2,530	2,290
Total Allstate Protection	19,136	19,396	18,825
Discontinued Lines and Coverages
Asbestos	827	810	866
Environmental	206	179	170
Other discontinued lines	375	376	355
Total Discontinued Lines and Coverages	1,408	1,365	1,391
Total Protection Services	33	39	52
Total net claims and claims expense reserves	$20,577	$20,800	$20,268
Allstate Protection reserve estimate
Factors affecting reserve estimates Reserve estimates are developed based on the processes and historical development trends described above. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When we experience changes of the type previously mentioned, we may need to apply actuarial judgment in the determination and selection of development factors considered more reflective of the new trends, such as combining shorter or longer periods of historical results with current actual results to produce development factors based on two-year, three-year, or longer development periods to reestimate our reserves. For example:
•The Coronavirus has had a significant impact on driving patterns and auto frequency that may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability.
•If a legal change is expected to have a significant impact on the development of claim severity for a coverage which is part of a particular line of insurance in a specific state, actuarial judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate.
•A change in economic conditions is expected to affect the cost of repairs to damaged autos or
The Allstate Corporation 113

2020 Form 10-K Application of Critical Accounting Estimates
property for a particular line, coverage, or state, actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.
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
114 www.allstate.com

Application of Critical Accounting Estimates 2020 Form 10-K
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
Potential reserve estimate variability The aggregation of numerous micro-level estimates for each business segment, line of insurance, major components of losses (such as coverages and perils), and major states or groups of states for reported losses and IBNR forms the reserve liability recorded in the Consolidated Statements of Financial Position. Because of this detailed approach to developing our reserve estimates, there is not a single set of assumptions that determines our reserve estimates at the consolidated level. Given the numerous micro-level estimates for reported losses and IBNR, management does not believe the processes that we follow will produce a statistically credible or reliable actuarial reserve range that would be meaningful. Reserve estimates, by their very nature, are very complex to determine and subject to significant judgment, and do not represent an exact determination for each outstanding claim. Accordingly, as actual claims, paid losses, and case reserve results emerge, our estimate of the ultimate cost to settle will be different than previously estimated.
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
The Allstate Corporation 115

2020 Form 10-K Application of Critical Accounting Estimates
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
Reserve estimates are confidential and proprietary and by their nature are very complex to determine and subject to significant judgments. Reserve estimates do not represent an exact determination for each outstanding claim. Claims may be subject to litigation. As actual claims, paid losses and case reserve results emerge, our estimate of the ultimate cost to settle may be materially greater or less than previously estimated amounts.
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
116 www.allstate.com

Application of Critical Accounting Estimates 2020 Form 10-K
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
After evaluating our insureds’ probable liabilities for asbestos and environmental claims, we evaluate our insureds’ coverage programs for such claims. We consider our insureds’ total available insurance coverage, including the coverage we issued. We also consider relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.
Evaluation of both the insureds’ estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel.
Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2020 and 2019, IBNR was 50% and 49%, respectively, of combined net asbestos and environmental reserves.
For both asbestos and environmental reserves, we also evaluate our historical direct net loss and expense paid and incurred experience to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and incurred activity. Other discontinued lines reserves are based on considerations similar to those described above, as they relate to the characteristics of specific individual coverage exposures.
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
The Allstate Corporation 117

2020 Form 10-K Application of Critical Accounting Estimates
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
In the third quarter of 2020, the premium deficiency evaluation of our immediate annuities with life contingencies resulted in a premium deficiency reserve (“PDR”) of $225 million, pre-tax. Our long-term investment yield assumption was lowered, which resulted in the prior sufficiency changing to a deficiency. The deficiency was recognized as an increase in the reserve for life contingent contract benefits. The original assumptions used to establish reserves were updated to reflect current assumptions, and the primary changes included mortality expectations, where annuitants are living longer than originally anticipated, and long-term investment yields. As of December 31, 2020, our reviews concluded that no additional premium deficiency adjustments were necessary for our immediate annuities with life contingencies.
As of December 31, 2020, traditional life insurance and accident and health insurance both have a substantial sufficiency. In 2019, our reviews concluded that no premium deficiency adjustments were necessary.
We also review these policies for circumstances where projected profits would be recognized in early years followed by projected losses in later years. In 2020 and 2019, our reviews concluded that there were no projected losses following projected profits in each long-term projection.
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
The pending sale of ALIC and certain affiliates represents approximately 90% of Allstate Life and 75% of Allstate Annuities reserves for life-contingent contract benefits and contractholder funds. For further detail on this transaction, see Note 3 of the consolidated financial statements.
Pension and other postretirement plans net costs and assumptions Our defined benefit pension plans cover most full-time employees, certain part-time employees and employee-agents. Benefits are based primarily on a cash balance formula; however,
118 www.allstate.com

Application of Critical Accounting Estimates 2020 Form 10-K
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
Net costs for our defined benefit plans are recognized on the Consolidated Statements of Operations and consist of two elements: 1) costs comprised of service and interest costs, expected return of plan assets, amortization of prior service credit and curtailment gains and losses which are reported in property and casualty claims and claims expense, operating costs and expenses, net investment income and, if applicable, restructuring and related charges and 2) remeasurement gains and losses comprised of changes in actuarial assumptions and the difference between actual and expected returns on plan assets which are recognized immediately in earnings as part of pension and other postretirement remeasurement gains and losses.
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

Pension and postretirement benefits remeasurement gains and losses
	For the years ended December 31,
($ in millions)	2020	2019
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$553	$633
Other assumptions	282	313
Remeasurement of plan assets (gains) losses	(886)	(832)
Remeasurement (gains) losses	$(51)	$114
Impact of assumption changes to net cost for pension and other postretirement plans Remeasurement gains in 2020 primarily related to favorable asset performance compared to the expected return on plan assets, partially offset by a decrease in the discount rate and changes in actuarial assumptions. Remeasurement losses in 2019 primarily related to a decrease in discount rate and changes in actuarial assumptions, partially offset by favorable asset performance compared to the expected return on plan assets.
The discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds and callable bonds with a make-whole provision available in the Bloomberg corporate bond universe having ratings of at least “AA” by S&P or at least “Aa” by Moody’s on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost. The weighted average discount rate used to measure the benefit obligation decreased to 2.51% in 2020 compared to 3.31% in 2019, resulting in losses for 2020.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. While this rate reflects long-term assumptions and is consistent with long-term historical returns, sustained changes in the market or changes in the mix of plan assets may lead to revisions in the assumed long-term rate of return on plan assets that may result in variability of pension cost. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are immediately recognized through earnings upon
The Allstate Corporation 119

2020 Form 10-K Application of Critical Accounting Estimates
remeasurement. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. In 2020, the actual return on plan assets was higher than the expected return primarily due to a decline in interest rates which increased the fair value of our fixed income investments and strong equity market performance. In 2019, the actual return on plan assets was higher than the expected return due to strong equity market performance and declines in interest rates which increased the fair value of our fixed income investments.
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
These actuarial assumption updates affect our pension and other postretirement obligations and are incorporated into our best estimates of these assumptions. Remeasurement losses for other assumptions in 2020 primarily related to a decrease in lump sum interest rates and changes in the estimated percentage of employees taking lump sum distributions. Remeasurement losses for other assumptions in 2019 primarily related to a decrease in lump sum interest rates, recognizing participant experience different from demographic assumptions for mortality, terminations, and retirements and the percentage of employees taking lump sum distributions.
The assumed health care trend rate represents the rate at which health care costs are assumed to increase and is based on historical and expected experience. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. An increase in the trend rate would increase our obligation and expense.

Sensitivity of assumption changes included in the calculation of net cost as of December 31, 2020
($ in millions)	Basis/percentage point change	Increase (decrease) to net cost
Pension plans discount rate	+100 basis points	$(873)
	-100 basis points	1,092
Expected long-term rate of return on assets	+100 basis points	(66)
	-100 basis points	66
Postretirement plans assumed health care cost trend rate	+1%	13
	-1%	(11)

120 www.allstate.com

2020 Form 10-K

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
The Allstate Corporation 121

2020 Form 10-K
Item 8.  Financial Statements and Supplementary Data

122 www.allstate.com

Financial Statements 2020 Form 10-K

The Allstate Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
($ in millions, except per share data)	2020	2019	2018
Revenues
Property and casualty insurance premiums (net of reinsurance ceded and indemnification programs of $1,141, $1,122 and $1,016)	$37,073	$36,076	$34,048
Life premiums and contract charges (net of reinsurance ceded of $242, $285 and $290)	2,444	2,501	2,465
Other revenue	1,065	1,054	939
Net investment income	2,853	3,159	3,240
Realized capital gains (losses)	1,356	1,885	(877)
Total revenues	44,791	44,675	39,815

Costs and expenses
Property and casualty insurance claims and claims expense (net of reinsurance ceded and indemnification programs of $530, $524 and $1,378)	22,001	23,976	22,778
Shelter-in-Place Payback expense	948	—	—
Life contract benefits (net of reinsurance ceded of $155, $165 and $240)	2,243	2,039	1,973
Interest credited to contractholder funds (net of reinsurance ceded of $27, $20 and $24)	638	640	654
Amortization of deferred policy acquisition costs	5,630	5,533	5,222
Operating costs and expenses	5,732	5,690	5,594
Pension and other postretirement remeasurement (gains) losses	(51)	114	468
Restructuring and related charges	259	41	67
Amortization of purchased intangibles	118	126	105
Impairment of purchased intangibles	—	106	—
Interest expense	318	327	332
Total costs and expenses	37,836	38,592	37,193

Gain on disposition of operations	4	6	6

Income from operations before income tax expense	6,959	6,089	2,628

Income tax expense	1,383	1,242	468

Net income	5,576	4,847	2,160

Preferred stock dividends	115	169	148

Net income applicable to common shareholders	$5,461	$4,678	$2,012

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$17.53	$14.25	$5.78
Weighted average common shares - Basic	311.6	328.2	347.8
Net income applicable to common shareholders per common share - Diluted	$17.31	$14.03	$5.70
Weighted average common shares - Diluted	315.5	333.5	353.2

See notes to consolidated financial statements.
The Allstate Corporation 123

2020 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
($ in millions)	2020	2019	2018
Net income	$5,576	$4,847	$2,160

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	1,293	1,889	(754)
Unrealized foreign currency translation adjustments	52	(10)	(48)
Unamortized pension and other postretirement prior service credit	9	(47)	(59)
Other comprehensive income (loss), after-tax	1,354	1,832	(861)

Comprehensive income	$6,930	$6,679	$1,299

See notes to consolidated financial statements.
124 www.allstate.com

Financial Statements 2020 Form 10-K

The Allstate Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31,
($ in millions, except par value data)	2020	2019
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $61,451 and $56,293)	$66,354	$59,044
Equity securities, at fair value (cost $3,853 and $6,568)	4,710	8,162
Mortgage loans, net	4,075	4,817
Limited partnership interests	7,609	8,078
Short-term, at fair value (amortized cost $7,800 and $4,256)	7,800	4,256
Other, net	3,689	4,005
Total investments	94,237	88,362
Cash	377	338
Premium installment receivables, net	6,479	6,472
Deferred policy acquisition costs	4,700	4,699
Reinsurance and indemnification recoverables, net	9,220	9,211
Accrued investment income	600	600
Property and equipment, net	1,057	1,145
Goodwill	2,544	2,545
Other assets, net	3,429	3,534
Separate Accounts	3,344	3,044
Total assets	$125,987	$119,950
Liabilities
Reserve for property and casualty insurance claims and claims expense	$27,610	$27,712
Reserve for life-contingent contract benefits	12,768	12,300
Contractholder funds	17,213	17,692
Unearned premiums	15,949	15,343
Claim payments outstanding	957	929
Deferred income taxes	1,355	1,154
Other liabilities and accrued expenses	8,749	9,147
Long-term debt	7,825	6,631
Separate Accounts	3,344	3,044
Total liabilities	95,770	93,952
Commitments and Contingent Liabilities (Note 7, 8 and 14)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand and 92.5 thousand shares issued and outstanding, $2,025 and $2,313 aggregate liquidation preference	1,970	2,248
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 304 million and 319 million shares outstanding	9	9
Additional capital paid-in	3,498	3,463
Retained income	52,767	48,074
Treasury stock, at cost (596 million and 581 million shares)	(31,331)	(29,746)
Accumulated other comprehensive income:
Unrealized net capital gains and losses on fixed income securities with credit losses	—	70
Other unrealized net capital gains and losses	3,860	2,094
Unrealized adjustment to DAC, DSI and insurance reserves	(680)	(277)
Total unrealized net capital gains and losses	3,180	1,887
Unrealized foreign currency translation adjustments	(7)	(59)
Unamortized pension and other postretirement prior service credit	131	122
Total accumulated other comprehensive income ("AOCI")	3,304	1,950
Total shareholders’ equity	30,217	25,998
Total liabilities and shareholders’ equity	$125,987	$119,950
See notes to consolidated financial statements.
The Allstate Corporation 125

2020 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
($ in millions, except per share data)	2020	2019	2018

Preferred stock par value	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of year	2,248	1,930	1,746
Preferred stock issuance, net of issuance costs	—	1,414	557
Preferred stock redemption	(278)	(1,096)	(373)
Balance, end of year	1,970	2,248	1,930

Common stock par value	9	9	9
Common stock additional capital paid-in
Balance, beginning of year	3,463	3,310	3,313
Forward contract on accelerated share repurchase agreement	(38)	75	(105)
Equity incentive plans activity	73	78	102
Balance, end of year	3,498	3,463	3,310

Retained income
Balance, beginning of year	48,074	44,033	41,579
Cumulative effect of change in accounting principle	(88)	21	1,088
Net income	5,576	4,847	2,160
Dividends on common stock (declared per share of $2.16, $2.00 and $1.84)	(680)	(658)	(646)
Dividends on preferred stock	(115)	(169)	(148)
Balance, end of year	52,767	48,074	44,033

Deferred Employee Stock Ownership Plan (“ESOP”) expense
Balance, beginning of year	—	(3)	(3)
Payments	—	3	—
Balance, end of year	—	—	(3)

Treasury stock
Balance, beginning of year	(29,746)	(28,085)	(25,982)
Shares acquired	(1,700)	(1,810)	(2,198)
Shares reissued under equity incentive plans, net	115	149	95
Balance, end of year	(31,331)	(29,746)	(28,085)

Accumulated other comprehensive income (loss)
Balance, beginning of year	1,950	118	1,889
Cumulative effect of change in accounting principle	—	—	(910)
Change in unrealized net capital gains and losses	1,293	1,889	(754)
Change in unrealized foreign currency translation adjustments	52	(10)	(48)
Change in unamortized pension and other postretirement prior service credit	9	(47)	(59)
Balance, end of year	3,304	1,950	118
Total shareholders’ equity	$30,217	$25,998	$21,312

See notes to consolidated financial statements.
126 www.allstate.com

Financial Statements 2020 Form 10-K

The Allstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
($ in millions)	2020	2019	2018
Cash flows from operating activities
Net income	$5,576	$4,847	$2,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	686	647	511
Realized capital (gains) losses	(1,356)	(1,885)	877
Pension and other postretirement remeasurement (gains) losses	(51)	114	468
Gain on disposition of operations	(4)	(6)	(6)
Interest credited to contractholder funds	638	640	654
Impairment of purchased intangibles	—	106	—
Changes in:
Policy benefits and other insurance reserves	(682)	(508)	469
Unearned premiums	598	801	915
Deferred policy acquisition costs	(125)	(85)	(296)
Premium installment receivables, net	(3)	(299)	(396)
Reinsurance recoverables, net	(11)	320	(656)
Income taxes	(232)	487	(380)
Other operating assets and liabilities	457	(50)	855
Net cash provided by operating activities	5,491	5,129	5,175
Cash flows from investing activities
Proceeds from sales
Fixed income securities	31,950	29,849	33,183
Equity securities	8,405	5,277	6,859
Limited partnership interests	1,350	756	764
Mortgage loans	230	—	—
Other investments	340	303	533
Investment collections
Fixed income securities	2,235	2,570	3,466
Mortgage loans	626	695	529
Other investments	209	254	488
Investment purchases
Fixed income securities	(38,121)	(31,317)	(36,960)
Equity securities	(4,648)	(7,176)	(5,936)
Limited partnership interests	(1,265)	(1,332)	(1,679)
Mortgage loans	(203)	(844)	(664)
Other investments	(371)	(666)	(864)
Change in short-term and other investments, net	(3,871)	(725)	(603)
Purchases of property and equipment, net	(308)	(433)	(277)
Acquisition of operations	1	(18)	(558)
Net cash used in investing activities	(3,441)	(2,807)	(1,719)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,189	491	498
Redemption and repayment of long-term debt	—	(317)	(400)
Proceeds from issuance of preferred stock	—	1,414	557
Redemption of preferred stock	(288)	(1,132)	(385)
Contractholder fund deposits	991	996	1,010
Contractholder fund withdrawals	(1,494)	(1,662)	(1,967)
Dividends paid on common stock	(668)	(653)	(614)
Dividends paid on preferred stock	(108)	(134)	(134)
Treasury stock purchases	(1,737)	(1,735)	(2,303)
Shares reissued under equity incentive plans, net	63	120	73
Other	41	129	91
Net cash used in financing activities	(2,011)	(2,483)	(3,574)
Net increase (decrease) in cash	39	(161)	(118)
Cash at beginning of year	338	499	617
Cash at end of year	$377	$338	$499
See notes to consolidated financial statements.
The Allstate Corporation 127

2020 Form 10-K Notes to Consolidated Financial Statements
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
Nature of operations
Allstate is engaged, principally in the United States, in the property and casualty insurance and life insurance businesses. Allstate is one of the country’s largest personal property and casualty insurers and is organized into seven reportable segments: Allstate Protection, Discontinued Lines and Coverages, Protection Services (previously Service Businesses), Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other.
Allstate’s primary business is the sale of private passenger auto and homeowners insurance. The Company also offers several other personal property and casualty insurance products, select commercial property and casualty coverages, consumer product protection plans, device and mobile data collection services and analytic solutions using automotive telematics information, roadside assistance, finance and insurance products, life insurance, voluntary accident and health insurance and identity protection. Allstate primarily distributes its products through exclusive agents, financial specialists, independent agents and brokers, major retailers, contact centers and the internet.
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
The Company considers the following categories and locations to be the greatest areas of potential catastrophe losses:
•Wildfires — California, Oregon, Colorado, and Texas
•Hurricanes — Major metropolitan centers in counties along the eastern and gulf coasts of the United States
•Wind/Hail, Rain and Tornado — Texas, Illinois, Georgia and Colorado
•Earthquakes and fires following earthquakes —Major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina, Missouri, Kentucky and Tennessee
Recent development
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
The magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers, including timing of vaccine distribution, to mitigate health risks create significant uncertainty. The Company will continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the length and severity of the pandemic or its impact to the Company’s operations, but the effects could be material and may continue, emerge, evolve or accelerate in 2021.
128 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Note 2	Summary of Significant Accounting Policies
Investments
Fixed income securities include bonds, asset-backed securities (“ABS”) and mortgage-backed securities (“MBS”). MBS includes residential and commercial mortgage-backed securities. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available-for-sale (“AFS”) and are carried at fair value. The difference between amortized cost, net of credit loss allowances (“amortized cost, net”) and fair value, net of deferred income taxes and related life and annuity deferred policy acquisition costs (“DAC”), deferred sales inducement costs (“DSI”) and reserves for life-contingent contract benefits, is reflected as a component of AOCI. The Company excludes accrued interest receivable from the amortized cost basis of its AFS fixed income securities. Cash received from calls and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.
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
Mortgage loans and loans reported in other investments (bank loans and agent loans) are carried at amortized cost, net, which represent the amount expected to be collected. The Company excludes accrued interest receivable from the amortized cost basis of its mortgage, bank and agent loans. Credit loss allowances are estimates of expected credit losses, established for loans upon origination or purchase, and are established considering all relevant information available, including past events, current conditions, and reasonable and supportable forecasts over the life of the loans. Loans are evaluated on a pooled basis when they share similar risk characteristics; otherwise, they are evaluated individually.
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
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. Other investments primarily consist of bank loans, policy loans, real estate, agent loans and derivatives. Bank loans are primarily senior secured corporate loans. Policy loans are carried at unpaid principal balances. Real estate is carried at cost less accumulated depreciation. Agent loans are loans issued to exclusive Allstate agents. Derivatives are carried at fair value.
Investment income primarily consists of interest, dividends, income from limited partnership interests, rental income from real estate, and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS and MBS is determined considering estimated pay-downs, including prepayments, obtained from third-party data sources and internal estimates. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS and MBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is generally recalculated on a prospective basis. Net investment income for AFS fixed income securities includes the impact of accreting the credit loss allowance for the time value of money. Accrual of income is suspended for fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable. Accrued income receivable is monitored for recoverability and when not expected to be collected is written off through net investment income. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of amortized cost. Income from limited partnership interests carried at fair value is recognized based upon the changes in fair value of the investee’s equity primarily determined using NAV. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ earnings. Income from EMA limited partnership interests is generally recognized on a three month delay due to the availability of the related financial statements from investees.
Realized capital gains and losses include gains and losses on investment sales, changes in the credit loss allowances related to fixed income securities, mortgage loans, bank loans and agent loans, impairments, valuation changes of equity investments, including equity securities and certain limited partnerships where the underlying assets are predominately public equity securities, and periodic changes in fair value and settlements of certain derivatives, including hedge ineffectiveness. Realized capital gains and losses on investment sales are determined on a specific identification basis and are
The Allstate Corporation 129

2020 Form 10-K Notes to Consolidated Financial Statements
net of credit losses already recognized through an allowance.
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
Fair value hedges  The change in fair value of hedging instruments used in fair value hedges of investment assets or a portion thereof is reported in net investment income, together with the change in fair value of the hedged items. The change in fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in fair value of the hedged items. Accrued periodic settlements on swaps are reported together with the changes in fair value of the related swaps in net investment income or interest credited to contractholder funds. The amortized cost, net for fixed income securities or the carrying value of a designated hedged liability is adjusted for the change in fair value of the hedged risk.
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
Termination of hedge accounting  If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable or the hedged asset has a credit loss), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof previously recognized in income while the hedge was in place and used to adjust the amortized cost, net of hedged fixed income securities or mortgage loans or carrying value of a hedged liability, is amortized over the remaining life of the hedged asset, liability or portion thereof, and reflected in net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied.
When a derivative instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from AOCI to income as
130 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

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
The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums.

Unearned premiums
	As of December 31,
($ in millions)	2020	2019
Allstate Protection	$12,772	$12,567
Protection Services	3,167	2,765
Total	$15,939	$15,332
For the year ended December 31, 2020, the Company recognized $1.11 billion of Property and casualty insurance premiums for Protection Services that were included in the unearned premium balance as of December 31, 2019.
For the year ended December 31, 2019, the Company recognized $996 million of Property and casualty insurance premiums for Protection Services that were included in the unearned premium balance as of December 31, 2018.
The Company expects to recognize approximately $1.30 billion, $861 million and $1.00 billion of the December 31, 2020 the unearned premium balance in 2021, 2022 and thereafter, respectively.
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

Rollforward of credit loss allowance for premium installment receivables
($ in millions)	For the year ended December 31, 2020
Beginning balance	$(91)
Increase in the provision for credit losses	(223)
Write-off of uncollectible premium installment receivable amounts	161
Ending balance	$(153)
Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Voluntary accident and health insurance products are expected to remain in force for an extended period and therefore are primarily classified as long-duration contracts. Premiums from these products are recognized as revenue when due from policyholders, net of any credit loss allowance for uncollectible premiums. Benefits are reflected in
The Allstate Corporation 131

2020 Form 10-K Notes to Consolidated Financial Statements
contract benefits and recognized over the life of the policy in relation to premiums.
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
Deferred policy acquisition and sales inducement costs
Costs that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts are deferred and recorded as DAC. These costs are principally agent and broker remuneration, premium taxes and certain underwriting expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on fixed annuity and interest-sensitive life contracts. These sales inducements are primarily in the form of additional credits to the customer’s account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements. DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds. All other acquisition costs are expensed as incurred and included in operating costs and expenses.
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
132 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

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
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $25 million and $39 million as of December 31, 2020 and 2019, respectively.
The Allstate Corporation 133

2020 Form 10-K Notes to Consolidated Financial Statements
Amortization expense of the present value of future profits was $14 million, $6 million and $2 million in 2020, 2019 and 2018, respectively.
Reinsurance and Indemnification
Reinsurance In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The Company has also used reinsurance to affect the disposition of certain blocks of business. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, in addition to establishing allowances as appropriate after evaluating reinsurers’ activities related to claims settlement practices and commutations, the Company evaluates reinsurer counterparty credit risk and records reinsurance recoverables net of credit loss allowances. The Company assesses counterparty credit risk for individual reinsurers separately when more relevant or on a pooled basis when shared risk characteristics exist. The evaluation considers the credit quality of the reinsurer and the period over which the recoverable balances are expected to be collected. The Company considers factors including past events, current conditions and reasonable and supportable forecasts in the development of the estimate of credit loss allowances.
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
For life reinsurance recoverables, the Company uses a probability of default and loss given default model developed independently of the Company to estimate current expected credit losses. The life reinsurance recoverable evaluation utilizes factors including historical industry factors based on the probability of liquidation, and incorporates current loss given default factors reflective of the industry.
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
Indemnification The Company also participates in various indemnification mechanisms, including industry pools and facilities, which are reimbursement mechanisms that assess participating insurers for expected insured claims, reimburse participating insurers for qualifying paid claims and permit participating insurers to recoup amounts assessed directly from insureds. Indemnification recoverables are backed by the financial resources of the property and casualty insurance company market participants.
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
Goodwill
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, less any impairment of goodwill recognized. The Company’s goodwill reporting units are equivalent to its reportable segments, Allstate Protection, Protection Services, Allstate Life and Allstate Benefits to which goodwill has been assigned.

Goodwill by reporting unit
	As of December 31,
($ in millions)	2020	2019
Allstate Protection	$810	$810
Protection Services	1,463	1,464
Allstate Life	175	175
Allstate Benefits	96	96
Total	$2,544	$2,545
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
134 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

As of December 31, 2020 and 2019, the fair value of the Company’s goodwill reporting units exceeded their carrying values.
On January 26, 2021 the Company announced an agreement to sell ALIC and certain affiliates involving business in both the Allstate Life and Allstate Annuities segments. As a result of the pending sale of ALIC and certain affiliates, the Company’s goodwill will be reduced by $175 million.
Intangible assets
Intangible assets (reported in other assets) consist of capitalized costs primarily related to acquired customer relationships, trade names and licenses, technology and other assets. The estimated useful lives of customer relationships, technology and other intangible assets are generally 10 years, 5 years and 7 years, respectively. Intangible assets are carried at cost less accumulated amortization. Amortization expense is calculated using an accelerated amortization method. Amortization expense on intangible assets was $118 million, $126 million and $105 million in 2020, 2019 and 2018, respectively.

Amortization expense of intangible assets for the next five years and thereafter
($ in millions)
2021	$91
2022	74
2023	60
2024	45
2025	33
Thereafter	31
Total amortization	$334
Accumulated amortization on intangible assets was $751 million and $633 million as of December 31, 2020 and 2019, respectively. Trade names and licenses are considered to have an indefinite useful life and are reviewed for impairment at least annually or more frequent if circumstances arise that indicate an impairment may have occurred. An impairment is recognized if the carrying amount of the asset exceeds its estimated fair value.

Intangible assets by type
	As of December 31,
($ in millions)	2020	2019
Customers relationships	$322	$419
Trade names and licenses	37	38
Technology and other	94	24
Total	$453	$481
During second quarter 2019, the Company made the decision to phase-out the use of the SquareTrade trade name in the United States and sell consumer protection plans under the Allstate Protection Plans name. The SquareTrade trade name will continue to be used outside of the United States. The change required an impairment evaluation of the indefinite-lived intangible asset recognized in the Protection Services segment for SquareTrade’s trade name recorded when SquareTrade was acquired in 2017.
During fourth quarter 2019, the Company made the decision to integrate Esurance into the Allstate brand as part of Transformative Growth. This required an impairment evaluation of the indefinite-lived intangible asset recognized in the Allstate Protection segment for the Esurance trade name recorded when Esurance was acquired in 2011.
As a result of these actions, the Company recognized total impairment charges of $106 million pre-tax during 2019.
Property and equipment
Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.81 billion and $2.60 billion as of December 31, 2020 and 2019, respectively. Depreciation expense on property and equipment was $353 million, $326 million and $299 million in 2020, 2019 and 2018, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
The Allstate Corporation 135

2020 Form 10-K Notes to Consolidated Financial Statements
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
136 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

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
Equity incentive plans
The Company has equity incentive plans under which it grants nonqualified stock options, restricted stock units and performance stock awards (“equity awards”) to certain employees and directors of the Company. The Company measures the fair value of equity awards at the grant date and recognizes the expense over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. The expense for performance stock awards with no market condition is adjusted each period to reflect the performance factor most likely to be achieved at the end of the performance period. The expense for performance stock awards with a market condition is based on the fair value of the awards at the grant date which incorporates the probability of achieving the market condition. In the event the market condition is not met, any previously recognized expense is not reversed. The Company uses a binomial lattice model to determine the fair value of employee stock options. The Company uses a Monte Carlo simulation model to determine the fair value of performance stock awards with market condition.
Measurement of credit losses
The Company carries an allowance for expected credit losses for all financial assets measured at amortized cost on the Consolidated Statements of Financial Position. The Company considers past events, current conditions, and reasonable and supportable forecasts in estimating an allowance for credit losses. The Company also carries a credit loss allowance for fixed income securities where applicable and, when amortized cost is reported, it is net of credit loss allowances. For additional information, refer to the Investments, Reinsurance, Indemnification or Recognition of premium revenues and contract charges, topics of this section.
The Company also estimates a credit loss allowance for commitments to fund mortgage loans, bank loans and agent loans unless they are unconditionally cancellable by the Company. The related allowance is reported in other liabilities and accrued expenses.

Allowance for credit losses
($ in millions)	December 31, 2020	January 1, 2020
Fixed income securities	$3	$—
Mortgage loans	67	45
Other investments
Bank loans	67	53
Agent loans	5	5
Investments	142	103
Premium installment receivables	153	91
Reinsurance recoverables	74	74
Other assets	23	18
Assets	392	286

Commitments to fund mortgage loans, bank loans and agent loans	1	3
Liabilities	1	3
Total	$393	$289
Leases
The Company has certain operating leases for office facilities, computer and office equipment, and vehicles. The Company’s leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 60 days.
The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs for these leases are recorded as an expense on a straight-line basis over the lease term.
Operating leases with terms greater than one year result in a lease liability recorded in other liabilities with a corresponding right-of-use (“ROU”) asset recorded in other assets. As of December 31, 2020 and 2019, the Company had $511 million and $586 million in lease liabilities and $393 million and $483 million in ROU assets, respectively.
Operating lease liabilities are recognized at the commencement date based on the present value of future minimum lease payments over the lease term. ROU assets are recognized based on the corresponding lease liabilities adjusted for qualifying initial direct costs, prepaid or accrued lease payments and unamortized lease incentives. As most of the
The Allstate Corporation 137

2020 Form 10-K Notes to Consolidated Financial Statements
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
Operating lease costs are recognized on a straight-line basis over the lease term and include interest expense on the lease liability and amortization of the ROU asset. Variable lease costs are expensed as incurred and include maintenance costs and real estate taxes. Lease costs are reported in operating costs and expenses and totaled $166 million and $171 million, including $30 million of variable lease costs in both 2020 and 2019.

Other information related to operating leases
	As of December 31,
	2020	2019
Weighted average remaining lease term (years)	5	6
Weighted average discount rate	3.10%	3.15%

Maturity of lease liabilities
($ in millions)	Operating leases
2021	$120
2022	116
2023	95
2024	77
2025	63
Thereafter	84
Total lease payments	$555
Less: interest	(44)
Present value of lease liabilities	$511
Off-balance sheet financial instruments
Commitments to invest, commitments to purchase private placement securities, commitments to fund loans, financial guarantees and credit guarantees have off-balance sheet risk because their contractual amounts are not recorded in the Company’s Consolidated Statements of Financial Position (see Notes 7 and 14).
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
138 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Computation of basic and diluted earnings per common share
	For the years ended December 31,
($ in millions, except per share data)	2020	2019	2018
Numerator:
Net income	$5,576	$4,847	$2,160
Less: Preferred stock dividends	115	169	148
Net income applicable to common shareholders (1)	$5,461	$4,678	$2,012

Denominator:
Weighted average common shares outstanding	311.6	328.2	347.8
Effect of dilutive potential common shares:
Stock options	2.2	3.2	3.6
Restricted stock units (non-participating) and performance stock awards	1.7	2.1	1.8
Weighted average common and dilutive potential common shares outstanding	315.5	333.5	353.2

Earnings per common share – Basic	$17.53	$14.25	$5.78
Earnings per common share – Diluted	$17.31	$14.03	$5.70

Anti-dilutive options excluded from diluted earnings per common share	2.9	3.7	2.0
The Allstate Corporation 139

2020 Form 10-K Notes to Consolidated Financial Statements
Adopted accounting standard
Measurement of Credit Losses on Financial Instruments Effective January 1, 2020, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance related to the measurement of credit losses on financial instruments that primarily affected mortgage loans, bank loans and reinsurance recoverables.
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
The measurement of credit losses for AFS fixed income securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the credit loss adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. Previously these credit loss adjustments were recorded as other-than-temporary impairments and were not reversed once recorded.
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
The new guidance is effective for financial statements issued for reporting periods beginning after December 15, 2022 and restatement of prior periods presented is required. Early adoption is permitted and if elected, restatement of only one prior period is required. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or retrospectively using actual historical experience as of contract inception. The new guidance for market risk benefits is required to be adopted retrospectively.
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI.
As disclosed in Note 3, the Company entered into an agreement to sell ALIC and certain affiliates.
The requirements of the new guidance represent a material change from existing GAAP, however, the underlying economics of the business and related cash flows are unchanged. The Company anticipates the financial statement impact of adopting the new guidance to be material with respect to Allstate Life Insurance Company of New York’s (“ALNY”) run-off annuity business, largely attributed to the impact of transitioning to a discount rate based on an upper-medium grade fixed income investment yield.
The revised accounting for DAC will be applied prospectively using the new model and any DAC effects existing in AOCI as a result of applying existing GAAP at the date of adoption will be eliminated.

140 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Simplifications to the Accounting for Income Taxes In December 2019, the FASB issued amendments to simplify the accounting for income taxes. The amendments eliminate certain exceptions in the existing guidance including those related to intraperiod tax allocation and deferred tax liability recognition when a subsidiary meets the criteria to apply the equity method of accounting. The amendments require recognition of the effect of an enacted change in tax laws or rates in the interim period that includes the enactment date, provide an option to not allocate taxes to a legal entity that is not subject to tax as well as other minor changes. The amendments are effective for interim and annual reporting periods beginning after December 15, 2020. The new guidance specifies which amendments should be applied prospectively, retrospectively or on a modified retrospective basis through a cumulative-effect adjustment to retained income as of the beginning of the year of adoption. The impact of adoption is not expected to be material to the Company’s results of operations or financial position.

The Allstate Corporation 141

2020 Form 10-K Notes to Consolidated Financial Statements

Note 3	Acquisitions and Disposition
National General On July 7, 2020, the Company entered into a definitive agreement to acquire National General Holdings Corp. (“National General”), an insurance holding company serving customers through independent agents for property and casualty and accident and health products, for approximately $4 billion in cash.
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
On November 19, 2020, the Company issued $600 million of 0.750% Senior Notes due 2025 and $600 million of 1.450% Senior Notes due 2030 to partially fund the acquisition.
The transaction closed on January 4, 2021 and National General shareholders received $32.00 per share in cash from the Company, plus a closing dividend of $2.50 per share, providing $34.50 in total value per share.
Due to the limited time since the closing date, the initial accounting for the acquisition is incomplete. As a result, the Company is unable to provide amounts recognized as of the closing date for the major classes of assets acquired and liabilities assumed. The Company will include this information in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.
iCracked On February 12, 2019, the Company acquired iCracked Inc. (“iCracked”) which offers on-site, on-demand repair services for smartphones and tablets in North America, supporting Allstate Protection Plans' (formerly known as SquareTrade) operations. In conjunction with the iCracked acquisition, the Company recorded goodwill of $17 million.
Subsequent event On January 26, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Antelope US Holdings Company, an affiliate of an investment fund associated with The Blackstone Group Inc. to sell ALIC and certain affiliates for approximately $2.8 billion in cash. Allstate will retain ownership of ALNY while pursuing alternatives to sell or otherwise transfer risk to a third party. A loss on disposition estimated at $3 billion, after-tax, will be recorded in the first quarter of 2021. The loss on disposition is related to the run-off annuity segment, whose returns have been low. The ultimate amount of the loss on sale will be impacted by purchase price adjustments associated with certain pre-close transactions specified in the stock purchase agreement, changes in statutory capital and surplus prior to the closing date and the closing date equity of ALIC determined under GAAP, excluding unrealized gains and losses. The transaction is expected to close in the second half of 2021, subject to regulatory approvals and other customary closing conditions.
In the first quarter of 2021, the assets and liabilities of the business will be reclassified as held-for-sale and results will be presented as discontinued operations. This change will be applied on a retrospective basis.

Note 4	Reportable Segments
The Company’s chief operating decision maker reviews financial performance and makes decisions about the allocation of resources for the seven reportable segments. These segments are described below and align with the Company’s key product and service offerings.
Allstate Protection principally offers private passenger auto and homeowners insurance in the United States and Canada, with earned premiums accounting for 79.4% of Allstate’s 2020 consolidated revenues. Allstate Protection primarily operates in the U.S. (all 50 states and the District of Columbia (“D.C.”)) and Canada. For 2020, the top U.S. geographic locations for premiums earned by the Allstate Protection segment were Texas, California, New York and Florida. No other jurisdiction accounted for more than 5% of premium earned for Allstate Protection. Revenues from external customers generated outside the United States were $1.57 billion, $1.37 billion and $1.20 billion in 2020, 2019 and 2018, respectively.
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
Protection Services comprise Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection. Protection Services offer consumer product protection plans, finance and insurance products (including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel and paintless dent repair protection), roadside assistance, device and mobile data collection services and analytic solutions using automotive telematics information and identity protection. Protection Services primarily operate in the U.S. and Canada, with Allstate Protection Plans also offering services in Europe and Japan. Revenues from external customers generated outside the United States relate to consumer product protection plans sold primarily in
142 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

the European Union and were $188 million, $95 million and $61 million in 2020, 2019 and 2018, respectively.
Allstate Life consists of traditional, interest-sensitive and variable life insurance products. Allstate Life primarily operates in the U.S. (all 50 states and D.C.). For 2020, the top geographic locations for statutory direct life insurance premiums were New York, California, Texas, Florida and Illinois. No other jurisdiction accounted for more than 5% of statutory direct life insurance premiums.
Allstate Benefits offers voluntary benefits products, including life, accident, critical illness, hospital, short-term disability and other health products. Allstate Benefits primarily operates in the U.S. (all 50 states and D.C.) and Canada. For 2020, the top geographic locations for statutory direct accident and health insurance premiums were Florida, Texas, North Carolina, and California. No other jurisdiction accounted for more than 5% of statutory direct accident and health insurance premiums. Revenues from external customers generated outside the United States relate to voluntary accident and health insurance sold in Canada and were not material.
Allstate Annuities consists primarily of deferred fixed annuities and immediate annuities (including standard and sub-standard structured settlements). This segment is in run-off.
Corporate and Other comprises holding company activities and certain non-insurance operations, including expenses associated with strategic initiatives.
Allstate Protection and Discontinued Lines and Coverages segments comprise Property-Liability. The Company does not allocate investment income, realized capital gains and losses, or assets to the Allstate Protection and Discontinued Lines and Coverages segments. Management reviews assets at the Property-Liability, Protection Services, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other levels for decision-making purposes.
The accounting policies of the reportable segments are the same as those described in Note 2. The effects of intersegment transactions are eliminated in the consolidated results. For segment results, services provided by Protection Services to Allstate Protection are not eliminated as management considers those transactions in assessing the results of the respective segments.
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Discontinued Lines and Coverages segments and adjusted net income for the Protection Services, Allstate Life, Allstate Benefits, Allstate Annuities, and Corporate and Other segments. A reconciliation of these measures to net income applicable to common shareholders is provided below.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses (“losses”), Shelter-in-Place Payback expense, amortization of DAC, operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges as determined using GAAP.
Adjusted net income is net income applicable to common shareholders, excluding:

• Realized capital gains and losses, after-tax, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in adjusted net income

• Pension and other postretirement remeasurement gains and losses, after-tax
• Valuation changes on embedded derivatives that are not hedged, after-tax
• Amortization of DAC and DSI, to the extent they resulted from the recognition of certain realized capital gains and losses or valuation changes on embedded derivatives that are not hedged, after-tax
• Business combination expenses and the amortization or impairment of purchased intangibles, after-tax
• Gain (loss) on disposition of operations, after-tax
• Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years

The Allstate Corporation 143

2020 Form 10-K Notes to Consolidated Financial Statements

Reportable segments revenue information
	For the years ended December 31,
($ in millions)	2020	2019	2018
Property-Liability
Insurance premiums
Auto	$24,640	$24,188	$22,970
Homeowners	8,254	7,912	7,517
Other personal lines	1,919	1,861	1,808
Commercial lines	767	882	655
Allstate Protection	35,580	34,843	32,950
Discontinued Lines and Coverages	—	—	—
Total Property-Liability insurance premiums	35,580	34,843	32,950
Other revenue	736	741	738
Net investment income	1,421	1,533	1,464
Realized capital gains (losses)	990	1,470	(639)
Total Property-Liability	38,727	38,587	34,513

Protection Services
Consumer product protection plans	909	633	503
Roadside assistance	188	238	263
Finance and insurance products	396	362	332
Intersegment premiums and service fees (1)	147	154	122
Other revenue (2)	208	188	82
Net investment income	44	42	27
Realized capital gains (losses)	30	32	(11)
Total Protection Services	1,922	1,649	1,318

Allstate Life
Traditional life insurance premiums	633	630	600
Accident and health insurance premiums	2	2	2
Interest-sensitive life insurance contract charges	705	711	713
Other revenue	121	125	119
Net investment income	502	514	505
Realized capital gains (losses)	(10)	1	(14)
Total Allstate Life	1,953	1,983	1,925

Allstate Benefits
Traditional life insurance premiums	46	43	44
Accident and health insurance premiums	926	988	980
Interest-sensitive life insurance contract charges	122	114	111
Net investment income	78	83	77
Realized capital gains (losses)	8	12	(9)
Total Allstate Benefits	1,180	1,240	1,203

Allstate Annuities
Fixed annuities contract charges	10	13	15
Net investment income	761	917	1,096
Realized capital gains (losses)	279	346	(166)
Total Allstate Annuities	1,050	1,276	945

Corporate and Other
Net investment income	47	70	71
Realized capital gains (losses)	59	24	(38)
Total Corporate and Other	106	94	33
Intersegment eliminations (1)	(147)	(154)	(122)
Consolidated revenues	$44,791	$44,675	$39,815
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the consolidated financial statements.
(2)Other revenue is primarily related to Allstate Identity Protection, Allstate Dealer Services, and Allstate Protection Plans.

144 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Reportable segments financial performance
	For the years ended December 31,
($ in millions)	2020	2019	2018
Property-Liability
Allstate Protection	$4,566	$2,912	$2,343
Discontinued Lines and Coverages	(144)	(108)	(90)
Total underwriting income	4,422	2,804	2,253
Net investment income	1,421	1,533	1,464
Income tax expense on operations	(1,166)	(887)	(747)
Realized capital gains (losses), after-tax	774	1,161	(500)
Tax Legislation expense	—	—	(5)
Property-Liability net income applicable to common shareholders	5,451	4,611	2,465

Protection Services
Adjusted net income	153	38	8
Realized capital gains (losses), after-tax	23	25	(9)
Amortization of purchased intangibles, after-tax	(84)	(97)	(74)
Impairment of purchased intangibles, after-tax	—	(43)	—
Tax Legislation expense	—	—	(4)
Protection Services net income (loss) applicable to common shareholders	92	(77)	(79)

Allstate Life
Adjusted net income	194	261	295
Realized capital gains (losses), after-tax	(9)	—	(11)
Valuation changes on embedded derivatives that are not hedged, after-tax	(34)	(9)	—
DAC and DSI amortization related to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged, after-tax	8	(5)	(8)
Tax Legislation expense	—	—	(16)
Allstate Life net income applicable to common shareholders	159	247	260

Allstate Benefits
Adjusted net income	96	115	124
Realized capital gains (losses), after-tax	7	9	(7)
DAC and DSI amortization related to realized capital gains and losses, after-tax	—	—	1
Tax Legislation benefit	—	—	—
Allstate Benefits net income applicable to common shareholders	103	124	118

Allstate Annuities
Adjusted net (loss) income	(53)	10	131
Realized capital gains (losses), after-tax	221	274	(131)
Valuation changes on embedded derivatives that are not hedged, after-tax	(2)	(6)	3
Premium deficiency for immediate annuities, after-tax (1)	(178)	—	—
Gain on disposition of operations, after-tax	3	4	4
Tax Legislation benefit	—	—	69
Allstate Annuities net (loss) income applicable to common shareholders	(9)	282	76

Corporate and Other
Adjusted net loss	(428)	(438)	(406)
Realized capital gains (losses), after-tax	47	19	(30)
Pension and other postretirement remeasurement gains (losses), after-tax	39	(90)	(370)
Curtailment gain, after-tax	7	—	—
Business combination expenses, after-tax	—	—	(7)
Tax Legislation expense	—	—	(15)
Corporate and Other net loss applicable to common shareholders	(335)	(509)	(828)

Consolidated net income applicable to common shareholders	$5,461	$4,678	$2,012
(1) Contract benefits increased by $225 million, pre-tax, for premium deficiency on immediate annuities with life contingencies due to updated investment and actuarial assumptions in the third quarter of 2020.
The Allstate Corporation 145

2020 Form 10-K Notes to Consolidated Financial Statements

Additional significant financial performance data
	For the years ended December 31,
($ in millions)	2020	2019	2018
Amortization of DAC
Property-Liability	$4,642	$4,649	$4,475
Protection Services	658	543	463
Allstate Life	149	173	132
Allstate Benefits	177	161	145
Allstate Annuities	4	7	7
Consolidated	$5,630	$5,533	$5,222

Income tax expense (benefit)
Property-Liability	$1,382	$1,196	$613
Protection Services	26	(18)	(19)
Allstate Life	17	53	75
Allstate Benefits	28	35	32
Allstate Annuities	(7)	73	(66)
Corporate and Other	(63)	(97)	(167)
Consolidated	$1,383	$1,242	$468
Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in Property-Liability as the Company does not allocate assets to the Allstate Protection and Discontinued Lines and Coverages segments. A portion of these long-lived assets are used by entities included in the Protection Services, Allstate Life, Allstate Benefits, Allstate Annuities and Corporate and Other segments and, accordingly, are charged to expenses in proportion to their use.

Reportable segment total assets, investments and deferred policy acquisition costs (1)
	As of December 31,
($ in millions)	2020	2019
Assets
Property-Liability	$69,171	$67,243
Protection Services	6,177	5,746
Allstate Life	15,051	14,771
Allstate Benefits	2,905	2,915
Allstate Annuities	27,080	26,914
Corporate and Other	5,603	2,361
Consolidated	$125,987	$119,950

Investments
Property-Liability	$50,134	$48,414
Protection Services	1,822	1,544
Allstate Life	12,406	11,914
Allstate Benefits	2,012	1,941
Allstate Annuities	22,291	22,221
Corporate and Other	5,572	2,328
Consolidated	$94,237	$88,362

Deferred policy acquisition costs
Property-Liability	$1,608	$1,624
Protection Services	1,696	1,448
Allstate Life	909	1,079
Allstate Benefits	470	527
Allstate Annuities	17	21
Consolidated	$4,700	$4,699
(1)The balances reflect the elimination of related party investments between segments.
146 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Note 5	Investments

Portfolio composition
	As of December 31,
($ in millions)	2020	2019
Fixed income securities, at fair value	$66,354	$59,044
Equity securities, at fair value	4,710	8,162
Mortgage loans, net	4,075	4,817
Limited partnership interests	7,609	8,078
Short-term investments, at fair value	7,800	4,256
Other, net	3,689	4,005
Total	$94,237	$88,362

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
December 31, 2020
U.S. government and agencies	$3,129	$94	$(1)	$3,222
Municipal	8,752	837	(2)	9,587
Corporate	47,226	3,981	(65)	51,142
Foreign government	1,013	42	—	1,055
ABS	1,260	15	(5)	1,270
MBS	71	7	—	78
Total fixed income securities	$61,451	$4,976	$(73)	$66,354

December 31, 2019
U.S. government and agencies	$4,971	$141	$(26)	$5,086
Municipal	8,080	551	(11)	8,620
Corporate	41,090	2,035	(47)	43,078
Foreign government	968	16	(5)	979
ABS	860	8	(6)	862
MBS	324	96	(1)	419
Total fixed income securities	$56,293	$2,847	$(96)	$59,044

Scheduled maturities for fixed income securities
	As of December 31, 2020
($ in millions)	Amortized cost, net	Fair value
Due in one year or less	$3,092	$3,136
Due after one year through five years	24,271	25,587
Due after five years through ten years	22,000	24,018
Due after ten years	10,757	12,265
	60,120	65,006
ABS and MBS	1,331	1,348
Total	$61,451	$66,354
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
	For the years ended December 31,
($ in millions)	2020	2019	2018
Fixed income securities	$2,136	$2,175	$2,077
Equity securities	98	206	170
Mortgage loans	220	220	217
Limited partnership interests	338	471	705
Short-term investments	23	102	73
Other	251	262	272
Investment income, before expense	3,066	3,436	3,514
Investment expense	(213)	(277)	(274)
Net investment income	$2,853	$3,159	$3,240
The Allstate Corporation 147

2020 Form 10-K Notes to Consolidated Financial Statements

Realized capital gains (losses) by asset type
	For the years ended December 31,
($ in millions)	2020	2019	2018
Fixed income securities	$983	$461	$(237)
Equity securities	346	1,210	(594)
Mortgage loans	(47)	—	2
Limited partnership interests	24	200	(101)
Derivatives	53	(15)	46
Other	(3)	29	7
Realized capital gains (losses)	$1,356	$1,885	$(877)

Realized capital gains (losses) by transaction type
	For the years ended December 31,
($ in millions)	2020	2019	2018
Sales	$1,017	$575	$(215)
Credit losses (1)	(80)	(47)	(14)
Valuation of equity investments (2)	366	1,372	(691)
Valuation and settlements of derivative instruments	53	(15)	43
Realized capital gains (losses)	$1,356	$1,885	$(877)
(1)Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior period other-than-temporary impairment write-downs are now presented as credit losses.
(2)Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
	For the years ended December 31,
($ in millions)	2020	2019	2018
Gross realized gains	$1,209	$607	$120
Gross realized losses	(221)	(132)	(347)
The following table presents the net pre-tax appreciation (decline) recognized in net income of equity securities and limited partnership interests carried at fair value that are still held as of December 31, 2020 and 2019, respectively.

Net appreciation (decline) recognized in net income
	For the years ended December 31,
($ in millions)	2020	2019
Equity securities	$478	$1,073
Limited partnership interests carried at fair value	250	149
Total	$728	$1,222

Credit losses recognized in net income (1)
	For the years ended December 31,
($ in millions)	2020	2019	2018
Assets
Fixed income securities:
Corporate	$(1)	$(7)	$(2)
ABS	(2)	(4)	(3)
MBS	(2)	(3)	(5)
Total fixed income securities	(5)	(14)	(10)
Mortgage loans	(39)	—	—
Limited partnership interests	(10)	(6)	(3)
Other investments
Bank loans	(28)	(26)	—
Agent loans	—	(1)	(1)
Total credit losses by asset type	$(82)	$(47)	$(14)

Liabilities
Commitments to fund commercial mortgage loans, bank loans and agent loans	2	—	—
Total	$(80)	$(47)	$(14)
(1)Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as other-than-temporary impairment write-downs are now presented as credit losses.
148 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2020		Gains	Losses
Fixed income securities	$66,354	$4,976	$(73)	$4,903
Short-term investments	7,800	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships (1)				(4)
Unrealized net capital gains and losses, pre-tax				4,896
Amounts recognized for:
Insurance reserves (2)				(496)
DAC and DSI (3)				(364)
Amounts recognized				(860)
Deferred income taxes				(856)
Unrealized net capital gains and losses, after-tax				$3,180

December 31, 2019
Fixed income securities	$59,044	$2,847	$(96)	$2,751
Short-term investments	4,256	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships				(4)
Unrealized net capital gains and losses, pre-tax				2,744
Amounts recognized for:
Insurance reserves				(126)
DAC and DSI				(224)
Amounts recognized				(350)
Deferred income taxes				(507)
Unrealized net capital gains and losses, after-tax				$1,887
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.
(2)The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at lower interest rates, resulting in a premium deficiency. This adjustment primarily relates to structured settlement annuities with life contingencies (a type of immediate fixed annuity).
(3)The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

Change in unrealized net capital gains (losses)
	For the years ended December 31,
($ in millions)	2020	2019	2018
Fixed income securities	$2,152	$2,715	$(1,431)
Short-term investments	—	—	—
Derivative instruments	—	—	(2)
EMA limited partnerships	—	(4)	(1)
Total	2,152	2,711	(1,434)
Amounts recognized for:
Insurance reserves	(370)	(126)	315
DAC and DSI	(140)	(191)	163
Amounts recognized	(510)	(317)	478
Deferred income taxes	(349)	(505)	202
Increase (decrease) in unrealized net capital gains and losses, after-tax	$1,293	$1,889	$(754)

The Allstate Corporation 149

2020 Form 10-K Notes to Consolidated Financial Statements
Mortgage loans The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled $4.08 billion and $4.82 billion, net of credit loss allowance, as of December 31, 2020 and 2019, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower.

Principal geographic distribution of commercial real estate exceeding 5% of the mortgage loans portfolio
	As of December 31,
(% of mortgage loan portfolio carrying value)	2020	2019
Texas	20.6%	16.9%
California	14.6	15.1
Florida	6.8	6.4
Illinois	6.1	7.1
North Carolina	5.1	4.5
New Jersey	3.5	5.6

Types of properties collateralizing the mortgage loan portfolio
	As of December 31,
(% of mortgage loan portfolio carrying value)	2020	2019
Apartment complex	37.8%	36.8%
Office buildings	23.2	22.6
Warehouse	14.6	16.8
Retail	13.9	13.4
Other	10.5	10.4
Total	100.0%	100.0%

Contractual maturities of the mortgage loan portfolio
	As of December 31, 2020
($ in millions)	Number of loans	Amortized cost, net	Percent
2021	28	$277	6.8%
2022	25	388	9.5
2023	42	556	13.7
2024	27	637	15.6
Thereafter	124	2,217	54.4
Total	246	$4,075	100.0%
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

Carrying value for limited partnership interests
	As of December 31, 2020			As of December 31, 2019
($ in millions)	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$4,417	$1,708	$6,125	$4,463	$1,668	$6,131
Real estate	958	116	1,074	899	142	1,041
Other (1)	410	—	410	902	4	906
Total	$5,785	$1,824	$7,609	$6,264	$1,814	$8,078
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.

150 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Municipal bonds The Company maintains a diversified portfolio of municipal bonds, including tax exempt and taxable securities, which totaled $9.59 billion and $8.62 billion as of December 31, 2020 and 2019, respectively.
The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Principal geographic distribution of municipal bond issuers exceeding 5% of the portfolio
	As of December 31,
(% of municipal bond portfolio carrying value)	2020	2019
California	12.8%	8.6%
Texas	11.0	12.7
New York	5.3	3.7
Colorado	4.8	5.8
Washington	4.0	5.5
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of December 31, 2020 and 2019, the fair value of short-term investments totaled $7.80 billion and $4.26 billion, respectively.
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

Other investments by asset type
	As of December 31,
($ in millions)	2020	2019
Bank loans, net	$1,018	$1,204
Real estate	974	1,005
Policy loans	754	894
Agent loans, net	631	666
Derivatives and other	312	236
Total	$3,689	$4,005
Concentration of credit risk As of December 31, 2020, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholders’ equity, other than the U.S. government and its agencies and one government money market fund.
Securities loaned The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2020 and 2019, fixed income and equity securities with a carrying value of $1.19 billion and $1.74 billion, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $3 million, $5 million and $4 million in 2020, 2019 and 2018, respectively.

Other investment information Included in fixed income securities are below investment grade assets totaling $9.00 billion and $7.15 billion as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, fixed income securities and short-term investments with a carrying value of $141 million were on deposit with regulatory authorities as required by law.
As of December 31, 2020, the carrying value of fixed income securities and other investments that were non-income producing was $80 million.

The Allstate Corporation 151

2020 Form 10-K Notes to Consolidated Financial Statements
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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $548 million as of December 31, 2020 and is reported within the accrued investment income line of the Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

152 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Rollforward of credit loss allowance for fixed income securities
For the year ended
($ in millions)	December 31, 2020
Beginning balance	$—
Credit losses on securities for which credit losses not previously reported	(5)
Reduction of allowance related to sales	2
Write-offs	—
Ending balance (1)	$(3)
(1)Allowance for fixed income securities as of December 31, 2020 comprised $1 million and $2 million of corporate bonds and ABS, respectively.

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position

	Less than 12 months			12 months or more
($ in millions)	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2020
Fixed income securities
U.S. government and agencies	23	$185	$(1)	—	$—	$—	$(1)
Municipal	47	148	(2)	—	—	—	(2)
Corporate	127	1,229	(39)	27	187	(26)	(65)
Foreign government	7	7	—	—	—	—	—
ABS	22	160	(2)	13	49	(3)	(5)
MBS	14	—	—	67	—	—	—
Total fixed income securities	240	$1,729	$(44)	107	$236	$(29)	$(73)
Investment grade fixed income securities	163	$1,193	$(13)	84	$117	$(17)	$(30)
Below investment grade fixed income securities	77	536	(31)	23	119	(12)	(43)
Total fixed income securities	240	$1,729	$(44)	107	$236	$(29)	$(73)

December 31, 2019
Fixed income securities
U.S. government and agencies	31	$1,713	$(26)	10	$26	$—	$(26)
Municipal	307	576	(9)	1	14	(2)	(11)
Corporate	186	1,392	(20)	65	485	(27)	(47)
Foreign government	55	412	(4)	6	102	(1)	(5)
ABS	36	193	(2)	23	160	(4)	(6)
MBS	27	15	—	123	14	(1)	(1)
Total fixed income securities	642	$4,301	$(61)	228	$801	$(35)	$(96)
Investment grade fixed income securities	581	$3,878	$(41)	185	$594	$(20)	$(61)
Below investment grade fixed income securities	61	423	(20)	43	207	(15)	(35)
Total fixed income securities	642	$4,301	$(61)	228	$801	$(35)	$(96)
The Allstate Corporation 153

2020 Form 10-K Notes to Consolidated Financial Statements

Gross unrealized losses by unrealized loss position and credit quality as of December 31, 2020
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(15)	$(24)	$(39)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(15)	(19)	(34)
Total unrealized losses	$(30)	$(43)	$(73)
(1)Below investment grade fixed income securities include $17 million that have been in an unrealized loss position for less than twelve months.
(2)Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.
(3)No below investment grade fixed income securities have been in an unrealized loss position for a period of twelve or more consecutive months.
(4)Evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations
Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.
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
As of December 31, 2020, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
154 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

loans on non-accrual status are generally recorded as a reduction of amortized cost.
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Consolidated Statements of Financial Position. As of December 31, 2020, accrued interest totaled $15 million, $4 million and $2 million for mortgage loans, bank loans and agent loans, respectively.
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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	December 31, 2020							December 31, 2019
($ in millions)	2015 and prior	2016	2017	2018	2019	Current	Total	Total
Below 1.0	$15	$—	$—	$—	$—	$—	$15	$56
1.0 - 1.25	133	27	36	70	48	24	338	225
1.26 - 1.50	378	41	144	187	333	6	1,089	1,237
Above 1.50	1,037	396	283	373	499	112	2,700	3,302
Amortized cost before allowance	$1,563	$464	$463	$630	$880	$142	$4,142	$4,820
Allowance (1)							(67)	(3)
Amortized cost, net							$4,075	$4,817
(1)Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior valuation allowance is now presented as an allowance for expected credit losses.

Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of December 31, 2020, 2019 and 2018. During the fourth quarter of 2020, the Company sold $234 million of mortgage loans, net of a $17 million credit loss allowance, resulting in a net realized capital loss of $4 million.

Rollforward of credit loss allowance for mortgage loans
($ in millions)	For the year ended December 31, 2020
Beginning balance	$(3)
Cumulative effect of change in accounting principle	(42)
Net increases related to credit losses	(39)
Reduction of allowance related to sales	17
Write-offs	—
Ending balance	$(67)
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
The Allstate Corporation 155

2020 Form 10-K Notes to Consolidated Financial Statements
a comparable internal rating is derived if an externally provided rating is not available. The year of origination is determined to be the year in which the asset is acquired.

Bank loans amortized cost by credit rating and year of origination
($ in millions)	As of December 31, 2020
	2015 and prior	2016	2017	2018	2019	Current	Total
BBB	$—	$—	$9	$7	$14	$13	$43
BB	20	2	25	58	53	54	212
B	11	23	115	141	122	195	607
CCC and below	7	16	44	50	74	32	223
Amortized cost before allowance	$38	$41	$193	$256	$263	$294	$1,085
Allowance							(67)
Amortized cost, net							$1,018

Rollforward of credit loss allowance for bank loans
For the year ended December 31, 2020
($ in millions)
Beginning balance	$—
Cumulative effect of change in accounting principle	(53)
Net increases related to credit losses	(28)
Reduction of allowance related to sales	9
Write-offs	5
Ending balance	$(67)
Agent loans The Company monitors agent loans to determine when they should be removed from the pool and assessed for credit losses individually by using internal credit risk grades that classify the loans into risk categories. The categorization is based on relevant information about the ability of borrowers to service their debt, such as historical payment experience, current business trends, cash flow coverage and collateral quality. Internal credit risk grades are updated annually or more frequently if conditions are warranted based on the Company’s credit monitoring process.
As of December 31, 2020, 85% of agent loans balance represents the top three highest credit quality categories. The allowance for agent loans totaled $5 million as of December 31, 2020 and did not change from January 1, 2020.

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
Level 2:    Assets and liabilities whose values are based on the following:
(a)Quoted prices for similar assets or liabilities in active markets;
(b)Quoted prices for identical or similar assets or liabilities in markets that are not active; or
(c)Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.
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
156 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

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
The Company has two types of situations where investments are classified as Level 3 in the fair value hierarchy:
(1)Specific inputs significant to the fair value estimation models are not market observable. This primarily occurs in the Company’s use of broker quotes to value certain securities where the inputs have not been corroborated to be market observable, and the use of valuation models that use significant non-market observable inputs.
(2)Quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however, there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources.
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
•Fixed income securities:
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
•Equity securities:  The primary inputs to the valuation include quoted prices or quoted net
The Allstate Corporation 157

2020 Form 10-K Notes to Consolidated Financial Statements
asset values for identical or similar assets in markets that are not active.
•Short-term: The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.
•Other investments:  Free-standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.
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
•Fixed income securities:
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
•Equity securities:  The primary inputs to the valuation include quoted prices or quoted net asset values for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.
•Short-term:  For certain short-term investments, amortized cost is used as the best estimate of fair value.
•Other investments:  Certain OTC derivatives, such as interest rate caps, certain credit default swaps and certain options (including swaptions), are valued using models that are widely accepted in the financial services industry. These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility. Other primary inputs include interest rate yield curves and credit spreads.
•Contractholder funds:  Derivatives embedded in certain life and annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities. The models primarily use stochastically determined cash flows based on the contractual elements of embedded derivatives, projected option cost and applicable market data, such as interest rate yield curves and equity index volatility assumptions. These are categorized as Level 3 as a result of the significance of non-market observable inputs.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of December 31, 2020, the Company has commitments to invest $395 million in these limited partnership interests.
158 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Assets and liabilities measured at fair value
	As of December 31, 2020
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$2,863	$359	$—		$3,222
Municipal	—	9,520	67		9,587
Corporate - public	—	36,346	98		36,444
Corporate - privately placed	—	14,568	130		14,698
Foreign government	—	1,055	—		1,055
ABS	—	1,213	57		1,270
MBS	—	51	27		78
Total fixed income securities	2,863	63,112	379		66,354
Equity securities	3,882	410	418		4,710
Short-term investments	7,477	288	35		7,800
Other investments: Free-standing derivatives	—	219	—	$(15)	204
Separate account assets	3,344	—	—		3,344
Other assets	1	—	—		1
Total recurring basis assets	17,567	64,029	832	(15)	82,413
Total assets at fair value	$17,567	$64,029	$832	$(15)	$82,413
% of total assets at fair value	21.3%	77.7%	1.0%	—%	100.0%

Investments reported at NAV					1,824
Total					$84,237

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(516)		$(516)
Other liabilities: Free-standing derivatives	—	(153)	—	$27	(126)
Total recurring basis liabilities	$—	$(153)	$(516)	$27	$(642)
% of total liabilities at fair value	—%	23.8%	80.4%	(4.2)%	100.0%
The Allstate Corporation 159

2020 Form 10-K Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of December 31, 2019
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$4,689	$397	$—		$5,086
Municipal	—	8,558	62		8,620
Corporate - public	—	30,819	61		30,880
Corporate - privately placed	—	12,084	114		12,198
Foreign government	—	979	—		979
ABS	—	797	65		862
MBS	—	379	40		419
Total fixed income securities	4,689	54,013	342		59,044
Equity securities	7,407	384	371		8,162
Short-term investments	1,940	2,291	25		4,256
Other investments: Free-standing derivatives	—	180	—	$(40)	140
Separate account assets	3,044	—	—		3,044
Other assets	1	—	—		1
Total recurring basis assets	17,081	56,868	738	(40)	74,647
Total assets at fair value	$17,081	$56,868	$738	$(40)	$74,647
% of total assets at fair value	22.9%	76.2%	1.0%	(0.1)%	100.0%

Investments reported at NAV					1,814
Total					$76,461
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(462)		$(462)
Other liabilities: Free-standing derivatives	—	(84)	—	$12	(72)
Total recurring basis liabilities	$—	$(84)	$(462)	$12	$(534)
% of total liabilities at fair value	—%	15.7%	86.5%	(2.2)%	100.0%

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2020
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(483)	Stochastic cash flow model	Projected option cost	1.0% - 4.2%	2.80%

December 31, 2019
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(430)	Stochastic cash flow model	Projected option cost	1.0% - 4.2%	2.67%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of December 31, 2020 and 2019, Level 3 fair value measurements of fixed income securities total $379 million and $342 million, respectively, and include $93 million and $50 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $35 million and $36 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
160 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2020
	Balance as of December 31, 2019	Total gains (losses) included in:		Transfers						Balance as of December 31, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$62	$1	$2	$20	$(11)	$—	$(4)	$—	$(3)	$67
Corporate - public	61	(1)	1	2	—	55	(19)	—	(1)	98
Corporate - privately placed	114	2	(12)	52	(31)	25	(17)	—	(3)	130
ABS	65	—	(1)	54	(49)	48	(32)	—	(28)	57
MBS	40	1	(2)	—	—	11	(7)	—	(16)	27
Total fixed income securities	342	3	(12)	128	(91)	139	(79)	—	(51)	379
Equity securities	371	(3)	—	—	—	66	(16)	—	—	418
Short-term investments	25	—	—	—	(25)	35	—	—	—	35
Total recurring Level 3 assets	738	—	(12)	128	(116)	240	(95)	—	(51)	832
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(462)	(43)	—	—	—	—	—	(34)	23	(516)
Total recurring Level 3 liabilities	$(462)	$(43)	$—	$—	$—	$—	$—	$(34)	$23	$(516)

Total Level 3 gains (losses) included in net income for the year ended December 31, 2020
($ in millions)	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$(23)	$23	$(1)	$(42)	$(43)

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2019
	Balance as of December 31, 2018	Total gains (losses) included in:		Transfers						Balance as of December 31, 2019
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$70	$1	$4	$—	$(5)	$—	$(5)	$—	$(3)	$62
Corporate - public	70	—	3	30	(113)	86	(11)	—	(4)	61
Corporate - privately placed	90	(1)	2	43	(2)	4	(13)	—	(9)	114
ABS	69	1	(1)	76	(210)	159	(22)	—	(7)	65
MBS	26	—	(2)	9	—	9	—	—	(2)	40
Total fixed income securities	325	1	6	158	(330)	258	(51)	—	(25)	342
Equity securities	341	30	—	—	—	82	(82)	—	—	371
Short-term investments	30	—	—	—	—	35	(40)	—	—	25
Free-standing derivatives, net	1	(1)	—	—	—	—	—	—	—	—
Total recurring Level 3 assets	697	30	6	158	(330)	375	(173)	—	(25)	738
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(224)	(61)	—	(175)	—	—	—	(16)	14	(462)
Total recurring Level 3 liabilities	$(224)	$(61)	$—	$(175)	$—	$—	$—	$(16)	$14	$(462)

Total Level 3 gains (losses) included in net income for the year ended December 31, 2019
($ in millions)	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$(2)	$32	$7	$(68)	$(31)
The Allstate Corporation 161

2020 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2018
	Balance as of December 31, 2017	Total gains (losses) included in:		Transfers						Balance as of December 31, 2018
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$101	$1	$(2)	$—	$(26)	$10	$(8)	$—	$(6)	$70
Corporate - public	108	—	(3)	17	(21)	10	(38)	—	(3)	70
Corporate - privately placed	224	(1)	(3)	20	(119)	22	(5)	—	(48)	90
ABS	147	—	2	42	(159)	160	(97)	—	(26)	69
MBS	26	—	—	—	—	1	—	—	(1)	26
Total fixed income securities	606	—	(6)	79	(325)	203	(148)	—	(84)	325
Equity securities	210	37	—	—	—	109	(15)	—	—	341
Short-term investments	20	—	—	—	—	55	(45)	—	—	30
Free-standing derivatives, net	1	—	—	—	—	—	—	—	—	1
Total recurring Level 3 assets	837	37	(6)	79	(325)	367	(208)	—	(84)	697
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	(286)	58	—	—	—	—	—	(2)	6	(224)
Total recurring Level 3 liabilities	$(286)	$58	$—	$—	$—	$—	$—	$(2)	$6	$(224)

Total Level 3 gains (losses) included in net income for the year ended December 31, 2018
($ in millions)	Net investment income	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Total
Components of net income	$—	$37	$(5)	$63	$95
Transfers into Level 3 during 2020, 2019 and 2018 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers into Level 3 during 2019 also included derivatives embedded in equity-indexed universal life contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.
Transfers out of Level 3 during 2020, 2019 and 2018 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
162 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of December 31,
($ in millions)	2020	2019	2018
Assets
Fixed income securities:
Municipal	$1	$1	$—
Corporate - public	(2)	—	—
Corporate - privately placed	2	—	—
Total fixed income securities	1	1	—
Equity securities	(3)	6	36
Free-standing derivatives, net	—	(1)	—
Total recurring Level 3 assets	$(2)	$6	$36
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(43)	$(61)	$58
Total recurring Level 3 liabilities	(43)	(61)	58
Total included in net income	$(45)	$(55)	$94

Components of net income
Net investment income	$(24)	$(2)	$—
Realized capital gains (losses)	22	8	36
Life contract benefits	(1)	7	(5)
Interest credited to contractholder funds	(42)	(68)	63
Total included in net income	$(45)	$(55)	$94

Assets
Municipal	$2
Corporate - public	1
Corporate - privately placed	(11)
ABS	(1)
Changes in unrealized net capital gains and losses reported in OCI (1)	$(9)
(1)Effective January 1, 2020, the Company adopted the fair value accounting standard that prospectively requires the disclosure of valuation changes reported in OCI.

Financial instruments not carried at fair value
($ in millions)		December 31, 2020		December 31, 2019
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$4,075	$4,348	$4,817	$5,012
Bank loans	Level 3	1,018	1,053	1,204	1,185
Agent loans	Level 3	631	634	666	664

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$7,795	$9,089	$8,438	$9,158
Long-term debt	Level 2	7,825	9,489	6,631	7,738
Liability for collateral	Level 2	1,249	1,249	1,829	1,829
(1)Represents the amounts reported on the Consolidated Statements of Financial Position.

Note 7	Derivative Financial Instruments and Off-balance Sheet Financial Instruments
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
The Allstate Corporation 163

2020 Form 10-K Notes to Consolidated Financial Statements
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
164 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Summary of the volume and fair value positions of derivative instruments as of December 31, 2020
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$3	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	13	n/a	—	—	—
Futures	Other assets	n/a	602	—	—	—
Equity and index contracts
Options	Other investments	n/a	2,887	190	190	—
Futures	Other assets	n/a	951	1	1	—
Total return index contracts
Total return swap agreements - equity index	Other investments	8	n/a	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	404	n/a	5	13	(8)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	77	n/a	(4)	—	(4)
Credit default swaps – selling protection	Other investments	754	n/a	13	13	—
Subtotal		2,006	4,440	206	218	(12)
Total asset derivatives		$2,009	4,440	$206	$218	$(12)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$19	n/a	$—	$—	$—
Futures	Other liabilities & accrued expenses	n/a	730	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	n/a	2,712	(110)	—	(110)
Futures	Other liabilities & accrued expenses	n/a	666	—	—	—
Total return index contracts
Total return swap agreements - fixed income	Other liabilities & accrued expenses	50	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	367	n/a	(13)	2	(15)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	128	n/a	(18)	—	(18)
Guaranteed withdrawal benefits	Contractholder funds	190	n/a	(15)	—	(15)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,785	n/a	(483)	—	(483)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	638	n/a	(16)	—	(16)
Credit default swaps – selling protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Total liability derivatives		3,182	4,108	(655)	$2	$(657)
Total derivatives		$5,191	8,548	$(449)
(1)Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
The Allstate Corporation 165

2020 Form 10-K Notes to Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2019
		Volume
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$2	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	3,668	—	—	—
Equity and index contracts
Options	Other investments	n/a	5,539	140	140	—
Futures	Other assets	n/a	1,533	1	1	—
Total return index contracts
Total return swap agreements - fixed income	Other investments	56	n/a	1	1	—
Credit default contracts
Credit default swaps – buying protection	Other investments	17	n/a	—	—	—
Subtotal		73	10,740	142	142	—
Total asset derivatives		$75	10,740	$142	$142	$—

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$34	n/a	$—	$—	$—
Futures	Other liabilities & accrued expenses	n/a	1,089	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	n/a	5,400	(68)	—	(68)
Futures	Other liabilities & accrued expenses	n/a	3	—	—	—
Total return index contracts
Total return swap agreements - fixed income	Other liabilities & accrued expenses	119	n/a	—	—	—
Total return swap agreements - equity index	Other liabilities & accrued expenses	187	n/a	11	11	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	745	n/a	19	28	(9)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	161	n/a	(18)	—	(18)
Guaranteed withdrawal benefits	Contractholder funds	205	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,791	n/a	(430)	—	(430)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	152	n/a	(7)	—	(7)
Credit default swaps – selling protection	Other liabilities & accrued expenses	9	n/a	—	—	—
Total liability derivatives		3,403	6,492	(507)	$39	$(546)
Total derivatives		$3,478	17,232	$(365)

Gross and net amounts for OTC derivatives (1)
		Offsets
($ in millions)	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2020
Asset derivatives	$16	$(14)	$(1)	$1	$—	$1
Liability derivatives	(28)	14	13	(1)	—	(1)

December 31, 2019
Asset derivatives	$40	$(39)	$(1)	$—	$—	$—
Liability derivatives	(16)	39	(27)	(4)	—	(4)
(1)All OTC derivatives are subject to enforceable master netting agreements.
166 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains (losses)	Life contract benefits	Interest credited to contractholder funds	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
2020
Interest rate contracts	$40	$—	$—	$—	$40
Equity and index contracts	21	—	22	29	72
Embedded derivative financial instruments	—	(1)	(53)	—	(54)
Foreign currency contracts	(20)	—	—	—	(20)
Credit default contracts	7	—	—	—	7
Total return swaps - fixed income	1	—	—	—	1
Total return swaps - equity index	4	—	—	—	4
Total	$53	$(1)	$(31)	$29	$50

2019
Interest rate contracts	$51	$—	$—	$—	$51
Equity and index contracts	(116)	—	63	40	(13)
Embedded derivative financial instruments	—	7	(70)	—	(63)
Foreign currency contracts	8	—	—	—	8
Credit default contracts	(8)	—	—	—	(8)
Total return swaps - fixed income	14	—	—	—	14
Total return swaps - equity index	36	—	—	—	36
Total	$(15)	$7	$(7)	$40	$25

2018
Interest rate contracts	$(2)	$—	$—	$—	$(2)
Equity and index contracts	21	—	(24)	(21)	(24)
Embedded derivative financial instruments	—	(5)	67	—	62
Foreign currency contracts	29	—	—	(1)	28
Credit default contracts	2	—	—	—	2
Total return swaps - fixed income	(1)	—	—	—	(1)
Total return swaps - equity	(6)	—	—	—	(6)
Total	$43	$(5)	$43	$(22)	$59
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2020, counterparties pledged $7 million in collateral to the Company, and the Company pledged $19 million in cash and securities to counterparties which includes $17 million of collateral posted under MNAs for contracts containing credit-risk contingent provisions that are in a liability position.
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
The Allstate Corporation 167

2020 Form 10-K Notes to Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	2020				2019
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	3	$280	$7	$—	6	$868	$29	$—
Total	3	$280	$7	$—	6	$868	$29	$—
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of December 31, 2020, the Company pledged $60 million and received $12 million in the form of margin deposits.

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

($ in millions)	2020	2019
Gross liability fair value of contracts containing credit-risk-contingent features	$27	$16
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(9)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(17)	(3)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$2
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

168 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

CDS notional amounts by credit rating and fair value of protection sold
	Notional amount
($ in millions)	AAA	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2020
Single name
Corporate debt	$—	$—	$—	$—	$9	$9	$—
Index
Corporate debt	6	12	156	492	84	750	13
Total	$6	$12	$156	$492	$93	$759	$13

December 31, 2019
Single name
Corporate debt	$—	$—	$—	$—	$9	$9	$—
Total	$—	$—	$—	$—	$9	$9	$—
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

Off-balance sheet financial instruments

Contractual amounts of off-balance sheet financial instruments
	As of December 31,
($ in millions)	2020	2019
Commitments to invest in limited partnership interests	$2,933	$2,837
Private placement commitments	36	68
Other loan commitments	92	189
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
The Allstate Corporation 169

2020 Form 10-K Notes to Consolidated Financial Statements
Other loan commitments are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at predetermined interest rates. Unless unconditionally cancellable, the Company recognizes a credit loss allowance on such commitments. Commitments have either fixed or varying expiration dates or other termination clauses. The fair value of these commitments is insignificant.

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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns, it may need to apply actuarial judgment in the determination and selection of development factors to be more reflective of the new trends.  For example, the Coronavirus has had a significant impact on driving patterns and auto frequency that may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability. Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, the rate of distracted driving, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy and the effectiveness and efficiency of claim practices. The Company mitigates these effects through various loss management programs. When such changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves.
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
170 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Rollforward of reserve for property and casualty insurance claims and claims expense
($ in millions)	2020	2019	2018
Balance as of January 1	$27,712	$27,423	$26,325
Less recoverables (1)	(6,912)	(7,155)	(6,471)
Net balance as of January 1	20,800	20,268	19,854
Incurred claims and claims expense related to:
Current year	22,437	24,106	23,033
Prior years	(436)	(130)	(255)
Total incurred	22,001	23,976	22,778
Claims and claims expense paid related to:
Current year	(14,245)	(15,160)	(14,877)
Prior years	(7,979)	(8,284)	(7,487)
Total paid	(22,224)	(23,444)	(22,364)
Net balance as of December 31	20,577	20,800	20,268
Plus recoverables	7,033	6,912	7,155
Balance as of December 31	$27,610	$27,712	$27,423
(1) Recoverables comprises reinsurance and indemnification recoverables. See Note 10 for further details.

Reconciliation of total claims and claims expense incurred and paid by coverage
	December 31, 2020
($ in millions)	Incurred	Paid
Allstate Protection
Auto insurance - liability coverage	$7,629	$(7,939)
Auto insurance - physical damage coverage	4,817	(4,716)
Homeowners insurance	4,889	(4,731)
Total auto and homeowners insurance	17,335	(17,386)
Other personal lines	1,015	(1,007)
Commercial lines	585	(463)
Protection Services	319	(326)
Discontinued Lines and Coverages	132	(88)
Unallocated loss adjustment expenses (“ULAE”)	2,681	(2,590)
Claims incurred and paid from before 2016	(32)	(423)
Other	(34)	59
Total	$22,001	$(22,224)
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the calendar year. This expense includes losses from catastrophes of $2.81 billion, $2.56 billion and $2.86 billion in 2020, 2019 and 2018, respectively, net of recoverables. Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
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
The Allstate Corporation 171

2020 Form 10-K Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Twelve months ended December 31,
($ in millions)	Non-catastrophe losses			Catastrophe losses			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Auto	$(63)	$(306)	$(416)	$(44)	$(17)	$(39)	$(107)	$(323)	$(455)
Homeowners	(17)	(1)	(51)	(422)	66	65	(439)	65	14
Other personal lines	(27)	8	(6)	(39)	—	(1)	(66)	8	(7)
Commercial lines	34	18	108	2	(1)	—	36	17	108
Discontinued Lines and Coverages (2)	141	105	87	—	—	—	141	105	87
Protection Services	(1)	(2)	(2)	—	—	—	(1)	(2)	(2)
Total prior year reserve reestimates	$67	$(178)	$(280)	$(503)	$48	$25	$(436)	$(130)	$(255)
(1)Favorable reserve reestimates are shown in parentheses.
(2)The Company’s 2020 annual reserve review, using established industry and actuarial best practices, resulted in unfavorable reestimates of $132 million.
In the third quarter of 2020, the Company recognized favorable prior year catastrophe reserve reestimates of approximately $495 million, net of expenses and adjustments to reinsurance, related to two subrogation settlements, which is reflected as a reduction of claims and claims expense in the Consolidated Statements of Operations.
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
Allstate recognized a favorable impact of approximately $450 million. To date, the Company has received distributions from the trust representing approximately 80% of the expected recovery.
Southern California Edison settlement On September 14, 2020, Southern California Edison reached a $1.16 billion settlement agreement with insurance companies, resolving all insurance subrogation claims arising from the December 2017 Thomas and Koenigstein Wildfires and January 2018 Montecito Mudslides litigation.  Allstate was party to the agreement and recognized a favorable impact of approximately $45 million. The Company has received substantially all distributions from the trust for its expected recovery.
Subsequent event On January 22, 2021, Southern California Edison reached a $2.20 billion settlement agreement with insurance companies, resolving subrogation claims arising from the Woolsey wildfire. Allstate is party to the agreement and expects to recognize a favorable impact of approximately $110 million in the first quarter of 2021.
172 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

The following presents information about incurred and paid claims development as of December 31, 2020, net of recoverables, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for claims and claims expense, including both reported and IBNR claims. The cumulative number of reported claims is identified by coverage and excludes reported claims for industry pools and facilities where information is not available. The information about incurred and paid claims development for the 2016 to 2020 years, and the average annual percentage payout of incurred claims by age as of December 31, 2020, is presented as required supplementary information.
Auto insurance – liability coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2016	2017	2018	2019	2020
2016	$9,038	$8,841	$8,740	$8,690	$8,709	$19	$554	2,400,904
2017	—	8,465	8,396	8,312	8,330	18	1,017	2,217,132
2018	—	—	8,734	8,715	8,731	16	1,846	2,180,275
2019	—	—	—	9,341	9,295	(46)	3,064	2,205,813
2020	—	—	—	—	7,622		4,919	1,500,921
				Total	$42,687	$7
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2016 accident years						(20)
Prior year reserve reestimates for ULAE						23
Other						(3)
Total prior year reserve reestimates						$7

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2016	2017	2018	2019	2020
2016	$3,487	$5,772	$6,853	$7,700	$8,155
2017	—	3,151	5,333	6,532	7,313
2018	—	—	3,231	5,618	6,885
2019	—	—	—	3,498	6,231
2020	—	—	—	—	2,703
				Total	$31,287
All outstanding liabilities before 2016, net of recoverables					1,389
Liabilities for claims and claim adjustment expenses, net of recoverables					$12,789

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2020
	1 year	2 years	3 years	4 years	5 years
Auto insurance – liability coverage	39.4%	27.5%	13.1%	8.4%	4.9%

The Allstate Corporation 173

2020 Form 10-K Financial Statements
Auto insurance – physical damage coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2016	2017	2018	2019	2020
2016	$5,128	$5,054	$5,027	$5,023	$5,022	$(1)	$5	4,432,048
2017	—	5,121	5,039	5,028	5,027	(1)	1	4,237,772
2018	—	—	5,219	5,157	5,108	(49)	9	4,310,750
2019	—	—	—	5,662	5,606	(56)	26	4,469,473
2020	—	—	—	—	4,924		324	3,493,530
				Total	$25,687	$(107)
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2016 accident years						(1)
Prior year reserve reestimates for ULAE						(5)
Other						(1)
Total prior year reserve reestimates						$(114)

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2016	2017	2018	2019	2020
2016	$4,890	$5,033	$5,022	$5,018	$5,017
2017	—	4,847	5,039	5,030	5,026
2018	—	—	4,971	5,140	5,099
2019	—	—	—	5,418	5,580
2020	—	—	—	—	4,600
				Total	$25,322
All outstanding liabilities before 2016, net of recoverables					8
Liabilities for claims and claim adjustment expenses, net of recoverables					$373

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2020
	1 year	2 years	3 years	4 years	5 years
Auto insurance – physical damage coverage	96.9%	3.0%	(0.3)%	(0.1)%	—%

174 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Homeowners insurance

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2016	2017	2018	2019	2020
2016	$3,961	$3,995	$3,958	$3,953	$3,948	$(5)	$43	814,026
2017	—	4,477	4,619	4,614	4,390	(224)	61	908,714
2018	—	—	4,749	4,854	4,551	(303)	182	811,046
2019	—	—	—	4,549	4,601	52	301	784,257
2020	—	—	—	—	5,369		1,398	838,829
				Total	$22,859	$(480)
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2016 accident years						(11)
Prior year reserve reestimates for ULAE						52
Other						—
Total prior year reserve reestimates						$(439)

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2016	2017	2018	2019	2020
2016	$2,949	$3,680	$3,811	$3,876	$3,905
2017	—	3,228	4,249	4,437	4,329
2018	—	—	3,491	4,514	4,369
2019	—	—	—	3,316	4,300
2020	—	—	—	—	3,971
				Total	$20,874
All outstanding liabilities before 2016, net of recoverables					119
Liabilities for claims and claim adjustment expenses, net of recoverables					$2,104

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2020
	1 year	2 years	3 years	4 years	5 years
Homeowners insurance	75.2%	19.4%	2.5%	0.9%	0.7%

The Allstate Corporation 175

2020 Form 10-K Financial Statements

Reconciliation of the net incurred and paid claims development tables above to the reserve for property and casualty insurance claims and claims expense
($ in millions)	As of December 31, 2020
Net outstanding liabilities
Allstate Protection
Auto insurance - liability coverage	$12,789
Auto insurance - physical damage coverage	373
Homeowners insurance	2,104
Other personal lines	1,335
Commercial lines	1,132
Protection Services	30
Discontinued Lines and Coverages (1)	1,330
ULAE	1,484
Net reserve for property and casualty insurance claims and claims expense	20,577

Recoverables
Allstate Protection
Auto insurance - liability coverage	5,979
Auto insurance - physical damage coverage	4
Homeowners insurance	171
Other personal lines	153
Commercial lines	196
Protection Services	10
Discontinued Lines and Coverages	479
ULAE	41
Total recoverables	7,033
Gross reserve for property and casualty insurance claims and claims expense	$27,610
(1)Discontinued Lines and Coverages includes business in run-off with most of the claims related to accident years more than 30 years ago. IBNR reserves represent $695 million of the total reserves as of December 31, 2020.
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

Reserves for asbestos, environmental and other discontinued lines claims before and after the effects of reinsurance
($ in millions)	December 31, 2020	December 31, 2019
Asbestos claims (1)
Gross reserves	$1,204	$1,172
Reinsurance	(377)	(362)
Net reserves	827	810
Environmental claims (1)
Gross reserves	249	219
Reinsurance	(43)	(40)
Net reserves	206	179
Other discontinued lines
Gross reserves	435	427
Reinsurance	(60)	(51)
Net reserves	375	376
Total
Gross reserves	1,888	1,818
Reinsurance	(480)	(453)
Net reserves	$1,408	$1,365
(1) For further discussion of asbestos and environmental reserves, see Note 14.
176 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Note 9	Reserve for Life-Contingent Contract Benefits and Contractholder Funds

Reserve for life-contingent contract benefits
	As of December 31,
($ in millions)	2020	2019
Immediate fixed annuities:
Structured settlement annuities	$7,407	$6,840
Other immediate fixed annuities	1,511	1,612
Traditional life insurance	2,942	2,897
Accident and health insurance	841	873
Other	67	78
Total reserve for life-contingent contract benefits	$12,768	$12,300

Key assumptions generally used in calculating the reserve for life-contingent contract benefits
Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	Actual company experience with projected calendar year improvements	4.7%	Present value of contractually specified future benefits and expenses
Other immediate fixed annuities	Actual company experience with projected calendar year improvements	4.7%	Present value of expected future benefits and expenses
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 2.5% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 7.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims
Other: Variable annuity guaranteed minimum death benefits (1)	Annuity 2012 mortality table with internal modifications	Interest rate assumptions range from 1.4% to 5.8%	Projected benefit ratio applied to cumulative assessments
(1)In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”).
In the third quarter of 2020, the premium deficiency evaluation of the Company’s immediate annuities with life contingencies resulted in a premium deficiency reserve of $225 million, pre-tax. The long-term investment yield assumption was lowered, which resulted in the prior sufficiency changing to a deficiency. The deficiency was recognized as an increase in the reserve for life contingent contract benefits. The original assumptions used to establish reserves were updated to reflect current assumptions, and the primary changes included mortality expectations, where annuitants are living longer than originally anticipated, and long-term investment yields. In 2019, the Company’s reviews concluded that no premium deficiency adjustments were necessary.
The Company records an adjustment to the reserve for life-contingent contract benefits that represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product investment portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in AOCI. This liability was $496 million and $126 million as of December 31, 2020 and 2019, respectively.

Contractholder funds
	As of December 31,
($ in millions)	2020	2019
Interest-sensitive life insurance	$8,493	$8,384
Investment contracts:
Fixed annuities	8,196	8,845
Other investment contracts	524	463
Total contractholder funds	$17,213	$17,692
The Allstate Corporation 177

2020 Form 10-K Notes to Consolidated Financial Statements

Key contract provisions of contractholder funds
Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0.0% to 9.0% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0.5% to 7.5% for immediate annuities; (8.0)% to 9.0% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 5.0% for all other products	Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 11.0% of fixed annuities are subject to market value adjustment for discretionary withdrawals
Other investment contracts:
Guaranteed minimum income, accumulation and withdrawal benefits on variable (1) and fixed annuities and secondary guarantees on interest-sensitive life insurance and fixed annuities
	Interest rates used in establishing reserves range from 1.7% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract
(1)In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.

Contractholder funds activity
	For the years ended December 31,
($ in millions)	2020	2019	2018
Balance, beginning of year	$17,692	$18,371	$19,434
Deposits	1,062	1,091	1,109
Interest credited	633	636	650
Benefits	(775)	(791)	(844)
Surrenders and partial withdrawals	(728)	(884)	(1,135)
Contract charges	(836)	(825)	(824)
Net transfers from separate accounts	5	10	6
Other adjustments	160	84	(25)
Balance, end of year	$17,213	$17,692	$18,371
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
Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives. The account balances of variable annuity contracts’ separate accounts with guarantees included $2.96 billion and $2.68 billion of equity, fixed income and balanced mutual funds and $238 million and $253 million of money market mutual funds as of December 31, 2020 and 2019, respectively.

178 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

The table below presents information regarding the Company’s variable annuity contracts with guarantees. The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	As of December 31,
	2020	2019
In the event of death
Separate account value	$3,197	$2,928
Net amount at risk (1)	$308	$373
Average attained age of contractholders	72 years	71 years
At annuitization (includes income benefit guarantees)
Separate account value	$925	$848
Net amount at risk (2)	$140	$173
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$178	$190
Net amount at risk (3)	$12	$13
Accumulation at specified dates
Separate account value	$93	$123
Net amount at risk (4)	$11	$15
Weighted average waiting period until guarantee date	3 years	4 years
(1)Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.
(2)Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.
(3)Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.
(4)Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.
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
The Allstate Corporation 179

2020 Form 10-K Notes to Consolidated Financial Statements

Summary of liabilities for guarantees
($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2019	$293	$24	$102	$419
Less reinsurance recoverables	81	20	32	133
Net balance as of December 31, 2019	212	4	70	286
Incurred guarantee benefits	50	—	18	68
Paid guarantee benefits	(2)	—	—	(2)
Net change	48	—	18	66
Net balance as of December 31, 2020	260	4	88	352
Plus reinsurance recoverables	69	23	33	125
Balance, December 31, 2020	$329	$27	$121	$477

Balance, December 31, 2018	$308	$39	$97	$444
Less reinsurance recoverables	111	35	39	185
Net balance as of December 31, 2018	197	4	58	259
Incurred guarantee benefits	18	—	12	30
Paid guarantee benefits	(3)	—	—	(3)
Net change	15	—	12	27
Net balance as of December 31, 2019	212	4	70	286
Plus reinsurance recoverables	81	20	32	133
Balance, December 31, 2019	$293	$24	$102	$419

Reserves included in total liability balance for guarantees, as of December 31, by type of benefit
($ in millions)	2020	2019	2018
Variable annuity
Death benefits	$67	$78	$109
Income benefits	24	21	36
Accumulation benefits	18	18	25
Withdrawal benefits	15	14	14
Other guarantees	353	288	260
Total	$477	$419	$444
180 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Note 10	Reinsurance and Indemnification

Effects of reinsurance and indemnification on property and casualty premiums written and earned and life premiums and contract charges
	For the years ended December 31,
($ in millions)	2020	2019	2018
Property and casualty insurance premiums written
Direct	$38,695	$37,976	$35,895
Assumed	105	95	99
Ceded	(1,142)	(1,117)	(1,008)
Property and casualty insurance premiums written, net of recoverables	$37,658	$36,954	$34,986

Property and casualty insurance premiums earned
Direct	$38,115	$37,104	$34,977
Assumed	99	94	87
Ceded	(1,141)	(1,122)	(1,016)
Property and casualty insurance premiums earned, net of recoverables	$37,073	$36,076	$34,048

Life premiums and contract charges
Direct	$2,001	$2,074	$2,001
Assumed	685	712	754
Ceded	(242)	(285)	(290)
Life premiums and contract charges, net of recoverables	$2,444	$2,501	$2,465
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
	As of December 31,
($ in millions)	2020	2019
Property and casualty
Paid and due from reinsurers and indemnitors	$101	$112
Unpaid losses estimated (including IBNR)	7,033	6,912
Total property and casualty	$7,134	$7,024

Allstate Annuities (1)	$1,293	$1,305
Allstate Life (1)	712	794
Allstate Benefits (1)	81	88
Total	$9,220	$9,211
(1)As of December 31, 2020 and 2019, approximately 94% and 93%, respectively, of the reinsurance recoverables are due from companies rated A- or better by S&P.

Rollforward of credit loss allowance for reinsurance recoverables
For the year ended
($ in millions)	December 31, 2020
Property and casualty (1) (2)
Beginning balance	$(60)
Decrease in the provision for credit losses	1
Write-offs	—
Ending balance	$(59)

Allstate Annuities, Allstate Life and Allstate Benefits
Beginning balance	$(3)
Cumulative effect of change in accounting principle	(11)
Increase in the provision for credit losses	(1)
Write-offs	—
Ending Balance	$(15)
(1)Primarily related to discontinued lines and coverages reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.
The Allstate Corporation 181

2020 Form 10-K Notes to Consolidated Financial Statements
Property and casualty
Property and casualty programs are grouped by the following characteristics:
1.Indemnification programs - industry pools, facilities or associations that are governed by state insurance statutes or regulations or the federal government.
2.Catastrophe reinsurance programs - reinsurance protection for catastrophe exposure nationwide and by specific states, as applicable.
3.Other reinsurance programs - reinsurance protection for asbestos, environmental and other liability exposures as well as commercial lines, including shared economy.
Property and casualty reinsurance is in place for the Allstate Protection, Discontinued Lines and Coverages and Protection Services segments. The Company purchases reinsurance after evaluating the financial condition of the reinsurer as well as the terms and price of coverage.
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
State-based industry pools or facilities
Michigan Catastrophic Claims Association The MCCA is a statutory indemnification mechanism for member insurers’ qualifying personal injury protection claims paid for the unlimited lifetime medical benefits above the applicable retention level for qualifying injuries from automobile, motorcycle and commercial vehicle accidents. Indemnification recoverables on paid and unpaid claims, including IBNR, as of December 31, 2020 and 2019 include $5.65 billion and $5.50 billion, respectively, from the MCCA for its indemnification obligation.
The MCCA is funded by annually assessing participating member companies actively writing motor vehicle coverage in Michigan on a per vehicle basis that is currently $100 per vehicle insured. The MCCA’s calculation of the annual assessment is based upon the total of members’ actuarially determined present value of expected payments on lifetime claims by all persons expected to be catastrophically injured in that year and ultimately qualify for MCCA reimbursement, its operating expenses, and adjustments for the amount of excesses or deficiencies in prior assessments. The MCCA has also included its calculation of the impacts of the auto insurance reforms which have begun to phase in since their passage in June 2019, including the personal injury protection medical fee schedule that becomes effective July 2, 2021. The assessment is incurred by the Company as policies are written and recovered as a component of premiums from the Company’s customers.
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
As required for member companies by the MCCA, the Company reports covered paid and unpaid claims to the MCCA when estimates of loss for a reported claim are expected to exceed the retention level, the claims involve certain types of severe injuries, or there are litigation demands received suggesting the claim value exceeds certain thresholds. The retention level is adjusted upward every other MCCA fiscal year by the lesser of 6% or the increase in the Consumer Price Index. The retention level will be $600 thousand per claim for the fiscal two-years ending June 30, 2022 compared to $580 thousand per claim for the fiscal two-years ending June 30, 2020.
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
The MCCA annual assessments fund current operations and member company reimbursements. The MCCA prepares statutory-basis financial
182 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

statements in conformity with accounting practices prescribed or permitted by the State of Michigan Department of Insurance and Financial Services (“MI DOI”). The MI DOI has granted the MCCA a statutory permitted practice that expires in June 30, 2022 to discount its liabilities for loss and loss adjustment expense. As of June 30, 2020, the date of its most recent annual financial report, the MCCA had cash and invested assets of $23.41 billion and an accumulated surplus of $2.44 billion. The permitted practice reduced the accumulated deficit by $34.73 billion.
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
A significant portion of the incurred claim reserves and the recoverables can be attributed to a small number of catastrophic claims. Assessments paid to PLIGA for the EMB program totaled $7 million in 2020. The amounts of paid and unpaid recoverables as of December 31, 2020 and 2019 were $389 million and $446 million, respectively.
PLIGA annually assesses all admitted property and casualty insurers writing covered lines in New Jersey for PLIGA indemnification and expenses. PLIGA assessments may be recouped as a surcharge on premiums collected. PLIGA does not ultimately retain underwriting risk as it assesses member companies for their expected qualifying losses to provide funding for payment of its indemnification obligation to member companies for their actual losses. As a pass through, PLIGA facilitates these transactions of receipt of assessments paid by member companies and payment to member companies for covered claims presented by them for indemnification. As of December 31, 2019, the date of its most recent annual financial report, PLIGA had a fund balance of $248 million.
As statutory administrator of the UCJF, PLIGA provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger pedestrian personal injury protection benefits when no other coverage is available.
PLIGA annually collects a UCJF assessment from all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for UCJF indemnification and expenses. UCJF assessments can be expensed as losses recoverable in rates as appropriate. As of December 31, 2019, the date of its most recent annual financial report, the UCJF fund had a balance of $50 million.
North Carolina Reinsurance Facility The NCRF provides automobile liability insurance to drivers that insurers are not otherwise willing to insure. All insurers licensed to write automobile insurance in North Carolina are members of the NCRF. Premiums, losses and expenses are assigned to the NCRF. North Carolina law allows the NCRF to recoup operating losses for certain insureds through a surcharge to policyholders. As of September 30, 2020, the NCRF reported a deficit of $125 million in members’ equity. The NCRF implemented a loss recoupment surcharge on all private passenger and commercial fleet policies effective October 1, 2020, through September 30, 2021. Member companies are assessed the recoupment surcharge. The loss recoupment surcharge will be adjusted on October 1, 2021 and discontinued once losses are recovered. The NCRF results are shared by the member companies in proportion to their respective North Carolina automobile liability writings. For the fiscal year ending September 30, 2020, net loss was $15 million, including $1.10 billion of earned premiums, $170 million of certain private passenger auto risk recoupment and $69.7 million of member loss recoupments. As of December 31, 2020, the NCRF recoverables on paid claims is $8.6 million and recoverables on unpaid claims is $58.4 million. Paid recoverable balances, if covered, are typically settled within sixty days of monthly filing.
Florida Hurricane Catastrophe Fund Allstate subsidiaries Castle Key Insurance Company (“CKIC”) and Castle Key Indemnity Company (“CKI”, and together with CKIC, “Castle Key”) participate in the mandatory coverage provided by the FHCF and therefore have access to reimbursement for certain qualifying Florida hurricane losses from the FHCF. Castle Key has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to participating insurers in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers’ compensation, medical malpractice, accident and health insurance and policies written under the National Flood Insurance Program (“NFIP”). The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. The FHCF issued $2.00 billion in pre-event bonds in 2013 to build its capacity to reimburse member companies’ claims. The FHCF plans to fund these pre-event bonds through current FHCF cash flows. Pursuant to an Order issued by the Florida Office of Insurance Regulation, the emergency assessment is zero for all policies issued or renewed on or after January 1, 2015.
Annual premiums earned and paid under the FHCF agreement were $9 million, $9 million and $10 million in
The Allstate Corporation 183

2020 Form 10-K Notes to Consolidated Financial Statements
2020, 2019 and 2018, respectively. Qualifying losses were $15 million, $33 million and $143 million in 2020, 2019 and 2018, respectively. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $58 million for the two largest hurricanes and $19 million for other hurricanes, up to a maximum total of $146 million, effective from June 1, 2020 to May 31, 2021. The amounts recoverable from the FHCF totaled $32 million and $52 million as of December 31, 2020 and 2019, respectively.
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
The amounts recoverable as of December 31, 2020 and 2019 were $30 million and $25 million, respectively. Premiums earned under the NFIP include $261 million, $258 million and $258 million in 2020, 2019 and 2018, respectively. Qualifying losses incurred include $87 million, $150 million and $118 million in 2020, 2019 and 2018, respectively.
Catastrophe reinsurance
The Company’s reinsurance program is designed to provide reinsurance protection for catastrophes resulting from multiple perils including hurricanes, windstorms, hail, tornadoes, earthquakes, wildfires, and fires following earthquakes.
•The majority of the Company’s program comprises multi-year contracts, primarily placed in the traditional reinsurance market, such that generally one-third of the program is renewed every year.
•Coverage is generally purchased on a broad geographic, product line and multiple peril loss basis.
•The Company purchases reinsurance from traditional reinsurance companies as well as the insurance linked securities market.
•Florida personal lines property is covered by a separate agreement, as the risk of loss is different and the Company’s subsidiaries operating in this state are separately capitalized.
•A portion of New Jersey personal lines property and automobile remains covered by a separate standalone agreement.
The Company’s current catastrophe reinsurance program supports the Company’s risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes and earthquakes, excluding other catastrophe losses and, net of reinsurance, exceeding $2 billion.
The program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes and earthquakes. These reinsurance agreements are part of the catastrophe management strategy, which is intended to provide shareholders an acceptable return on the risks assumed in the property business, and to reduce variability of earnings, while providing protection to customers. The Company has the following catastrophe reinsurance agreements in effect as of December 31, 2020.
The June 1, 2020 Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”) provides coverage up to $4.98 billion of loss less a $500 million retention, and is subject to the percentage of reinsurance placed in each of its agreements. Personal lines property business in the state of Florida is excluded from this program. New Jersey personal lines property and automobile are covered under portions of this program, in addition to a separate standalone agreement. Separate reinsurance agreements address the distinct needs of separately capitalized legal entities. The Nationwide Program includes reinsurance agreements with both the traditional and insurance linked securities (“ILS”) markets as described below:
•The traditional market placement provides limits totaling $3.00 billion for losses arising out of multiple perils and is comprised of $2.25 billion of limits with 1 annual reinstatement of limits; two contracts combining $462 million of limits with one reinstatement of limits over a seven-year term; and two single-year term contracts combining $284 million of limits with no reinstatements.
•ILS placements provide $1.53 billion of reinsurance limits for qualifying losses in all states except Florida caused by “Named Peril Basis” events with no reinstatement of the limits. ILS placements are comprised of $150 million and $375 million placements providing occurrence only coverage; and $100 million, $400 million and $500 million placements providing occurrence and aggregate protection. Allstate declared catastrophes to personal lines property and automobile business can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limit. Recoveries are limited to our ultimate net loss from the reinsured event.
The New Jersey standalone agreement comprises two contracts that reinsure personal lines property and automobile catastrophe losses caused by multiple perils in New Jersey and provides 63% of $400 million
184 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

of limits in excess of provisional retentions of $150 million. Each contract includes one annual reinstatement of limits. The New Jersey contracts inure to portions of the Nationwide Program.
The Kentucky earthquake agreement comprises a three-year term contract that reinsures personal lines property losses caused by earthquakes and fire following earthquakes in Kentucky and provides $28 million of limits, 95% placed, in excess of a $2 million retention.
The 2020 Florida program provides coverage up to $633 million of loss less a $20 million retention. The Florida program includes reinsurance agreements placed with the traditional market, the Florida Hurricane Catastrophe Fund (“FHCF”), and the Insurance Linked Securities (“ILS”) market as follows:
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
The Company has not experienced credit losses on its catastrophe reinsurance programs. The total cost of the property catastrophe reinsurance program was $425 million, $386 million and $343 million in 2020, 2019 and 2018, respectively.
Other reinsurance programs
The Company’s other reinsurance programs relate to asbestos, environmental, and other liability exposures and commercial lines, including shared economy. These programs include reinsurance recoverables of $166 million and $158 million from Lloyd’s of London as of December 31, 2020 and 2019, respectively. Excluding Lloyd’s of London, the largest reinsurance recoverable balance the Company had outstanding was $165 million and $115 million from Aleka Insurance Inc. as of December 31, 2020 and 2019, respectively.
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
The Allstate Corporation 185

2020 Form 10-K Notes to Consolidated Financial Statements
In addition, the Company has used reinsurance to effect the disposition of certain blocks of business. The Company had reinsurance recoverables of $1.28 billion and $1.29 billion as of December 31, 2020 and 2019, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements.

Amounts ceded to Prudential
	December 31,
($ in millions)	2020	2019	2018
Premiums and contract charges	$64	$65	$72
Contract benefits	46	(4)	87
Interest credited to contractholder funds	20	19	20
Operating costs and expenses	12	12	14
As of December 31, 2020 and 2019, the Company had reinsurance recoverables of $99 million and $112 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.), Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.
As of December 31, 2020 and 2019, the Company had $66 million and $73 million of reinsurance recoverables related to Scottish Re (U.S.), Inc. On December 14, 2018, the Delaware Insurance Commissioner placed Scottish Re (U.S.), Inc. under regulatory supervision.  On March 6, 2019, the Chancery Court of the State of Delaware entered a Rehabilitation and Injunction Order (the “Rehabilitation Order”) in response to a petition filed by the Insurance Commissioner (the “Petition”).
The Company joined in a joint motion filed on behalf of several affected parties asking the court to allow a specified amount of offsetting claim payments and losses against premiums remitted to Scottish Re (U.S.), Inc. The Company also filed a separate motion related to the reimbursement of claim payments where Scottish Re (U.S.), Inc. is also acting as administrator. The Court has not yet ruled on either of these motions. In the interim, the Company and several other affected parties have been permitted to exercise certain setoff rights while the parties address any potential disputes. On June 30, 2020, pursuant to the Petition, Scottish Re (U.S.), Inc. submitted a proposed Plan of Rehabilitation (“Plan”) for consideration by the Court. On November 2, 2020, the Court issued a Third Amended Order to Show Cause scheduling a hearing on the Petition and Plan for May 25, 2021. The Company continues to monitor Scottish Re (U.S.), Inc. for future developments and will reevaluate its allowance for expected credit losses as new information becomes available.

The Company is the assuming reinsurer for Lincoln Benefit Life Company’s (“LBL’s”) life insurance business sold through the Allstate agency channel and LBL’s payout annuity business in force prior to the sale of LBL on April 1, 2014. Under the terms of the reinsurance agreement, the Company is required to have a trust with assets greater than or equal to the statutory reserves ceded by LBL to the Company, measured on a monthly basis. As of December 31, 2020, the trust held $6.29 billion of investments, which are reported in the Consolidated Statement of Financial Position.
As of December 31, 2020, the gross life insurance in force was $425.44 billion of which $67.32 billion was ceded to the unaffiliated reinsurers.

Note 11	Deferred Policy Acquisition and Sales Inducement Costs

Deferred policy acquisition costs activity
	For the years ended December 31,
($ in millions)	2020	2019	2018
Balance, beginning of year	$4,699	$4,784	$4,191
Acquisition costs deferred	5,758	5,622	5,663
Amortization charged to income	(5,630)	(5,533)	(5,222)
Effect of unrealized gains and losses	(127)	(174)	152
Balance, end of year	$4,700	$4,699	$4,784
186 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Deferred sales inducement costs activity (1)
	For the years ended December 31,
($ in millions)	2020	2019	2018
Balance, beginning of year	$27	$34	$36
Amortization charged to income	(5)	(5)	(4)
Effect of unrealized gains and losses	3	(2)	2
Balance, end of year	$25	$27	$34
(1)Deferred sales inducement costs primarily relate to fixed annuities and interest-sensitive life contracts and are recorded as part of other assets on the Consolidated Statements of Financial Position.

Note 12	Capital Structure

Total debt outstanding
	As of December 31,
($ in millions)	2020	2019
Floating Rate Senior Notes, due 2021 (1)	$250	$250
Floating Rate Senior Notes, due 2023 (1)	250	250
3.150% Senior Notes, due 2023 (2)	500	500
0.750% Senior Notes, due 2025 (2)	600	—
Due after one year through five years	1,600	1,000
3.280% Senior Notes, due 2026 (2)	550	550
1.450% Senior Notes, due 2030 (2)	600	—
Due after five years through ten years	1,150	550
6.125% Senior Notes, due 2032 (2)	159	159
5.350% Senior Notes due 2033 (2)	323	323
5.550% Senior Notes due 2035 (2)	546	546
5.950% Senior Notes, due 2036 (2)	386	386
6.900% Senior Debentures, due 2038	165	165
5.200% Senior Notes, due 2042 (2)	62	62
4.500% Senior Notes, due 2043 (2)	500	500
4.200% Senior Notes, due 2046 (2)	700	700
3.850% Senior Notes, due 2049 (2)	500	500
5.100% Subordinated Debentures, due 2053	500	500
5.750% Subordinated Debentures, due 2053	800	800
6.500% Junior Subordinated Debentures, due 2067	500	500
Due after ten years	5,141	5,141

Long-term debt total principal	7,891	6,691
Debt issuance costs	(66)	(60)
Total long-term debt	7,825	6,631
Short-term debt (3)	—	—
Total debt	$7,825	$6,631
(1)2021 and 2023 Floating Rate Senior Notes are not redeemable prior to the applicable maturity dates and bear interest at a floating rate equal to three-month LIBOR, reset quarterly on each interest reset date, plus 0.43% and 0.63% per year, respectively.
(2)Senior Notes are subject to redemption at the Company’s option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.
(3)The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.
The Allstate Corporation 187

2020 Form 10-K Notes to Consolidated Financial Statements

Debt maturities for each of the next five years and thereafter
($ in millions)
2021	$250
2022	—
2023	750
2024	—
2025	600
Thereafter	6,291
Total long-term debt principal	$7,891
On November 19, 2020, the Company issued $600 million of 0.750% Senior Notes due 2025 and $600 million of 1.450% Senior Notes due 2030.  Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021.  The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The net proceeds of this issuance were used to partially fund the acquisition of National General.
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
As of December 31, 2020, the Company had outstanding $500 million of Series A 6.500% Fixed-to-Floating Rate Junior Subordinated Debentures (“Debentures”). The scheduled maturity date for the
Debentures is May 15, 2057 with a final maturity date of May 15, 2067. The Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.
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
188 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

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
The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month U.S. dollar (“USD”) LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Subordinated Debentures and the 2023 Floating Rate Senior Notes allow for the use of an alternative methodology to determine the interest rate if LIBOR is no longer available.
To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. The commercial paper program has a borrowing limit of $750 million. In November 2020, the Company entered into a new agreement for a $750 million unsecured revolving credit facility with a maturity date of November 2025. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company’s senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2020 or 2019. The Company had no commercial paper outstanding as of December 31, 2020 or 2019.
The Company paid $311 million, $312 million and $330 million of interest on debt in 2020, 2019 and 2018, respectively.
The Company had $430 million and $389 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2020 and 2019, respectively.
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
Common stock The Company had 900 million shares of issued common stock of which 304 million shares were outstanding and 596 million shares were held in treasury as of December 31, 2020. In 2020, the Company acquired 17 million shares at an average cost of $97.54 and reissued 3 million net shares under equity incentive plans.
Preferred stock All outstanding preferred stock represents noncumulative perpetual preferred stock with a $1.00 par value per share and a liquidation preference of $25,000 per share.

Total preferred stock outstanding
	As of December 31,		Aggregate liquidation preference ($ in millions)			Dividend per depository share (1)			Aggregate dividend payment ($ in millions)
	2020	2019	2020	2019	Dividend rate	2020	2019	2018	2020		2019		2018
Series A	—	11,500	$—	$287.5	5.625%	$—	$1.41	$1.41	$4	(2)	$16		$16
Series C	—	—	—	—	6.750%	—	—	1.69	—		—		26	(2)
Series D	—	—	—	—	6.625%	—	1.66	1.66	—		9	(2)	9
Series E	—	—	—	—	6.625%	—	1.66	1.66	—		49	(2)	49
Series F	—	—	—	—	6.250%	—	1.56	1.56	—		16	(2)	16
Series G	23,000	23,000	575.0	575.0	5.625%	1.41	1.41	1.41	32		32		18
Series H	46,000	46,000	1,150.0	1,150.0	5.100%	1.28	1.28	—	59		12		—
Series I	12,000	12,000	300.0	300.0	4.750%	1.19	1.19	—	13		—		—
Total	81,000	92,500	$2,025	$2,313					$108		$134	(2)	$134	(2)
(1)Each depositary share represents a 1/1,000th interest in a share of preferred stock.
(2)Excludes $10 million, $37 million and $13 million in 2020, 2019 and 2018, respectively, related to original issuance costs in preferred stock dividends on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Equity as a result of the preferred stock redemptions.
The Allstate Corporation 189

2020 Form 10-K Notes to Consolidated Financial Statements
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
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties
The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges and totaled $259 million, $41 million and $67 million in 2020, 2019 and 2018, respectively.
190 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Restructuring expenses in 2020 are primarily due to Transformative Growth to optimize and simplify the Company’s operating model and cost structure. In connection with Transformative Growth, the Company expects to incur restructuring and related charges totaling approximately $290 million, with $238 million recorded in 2020, primarily in the Allstate Protection segment, and the remainder to be recognized in future quarters. The Company expects these actions will be completed in 2021.
Employee costs of this program include severance and employee benefits primarily impacting claims, sales, service and support functions. Exit costs reflect real estate costs primarily related to accelerated amortization of right of use assets and related leasehold improvements at facilities to be vacated.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2019	$14	$8	$22
Expense incurred	214	46	260
Adjustments to liability	3	(4)	(1)
Payments and non-cash pension settlements	(159)	(50)	(209)
Restructuring liability as of December 31, 2020	$72	$—	$72
As of December 31, 2020, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $223 million for employee costs and $52 million for exit costs.

Note 14	Commitments, Guarantees and Contingent Liabilities
Shared markets and state facility assessments
The Company is required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers.
The Company routinely reviews its exposure to assessments from these plans, facilities and government programs. Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to the Company’s results of operations in the last three years. Because of the Company’s participation, it may be exposed to losses that surpass the capitalization of these facilities or assessments from these facilities.
Florida Citizens Castle Key is subject to assessments from Citizens Property Insurance Corporation in the state of Florida (“FL Citizens”), which was initially created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. FL Citizens, at the discretion and direction of its Board of Governors (“FL Citizens Board”), can levy a regular assessment on assessable insurers and assessable insureds for a deficit in any calendar year up to a maximum of the greater of: 2% of the projected deficit or 2% of the aggregate statewide direct written premium for the prior calendar year. The base of assessable insurers includes all property and casualty premiums in the state, except workers’ compensation, medical malpractice, accident and health insurance and policies written under the NFIP. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup this assessment, an insurer must file for a policy surcharge with the Florida Office of Insurance Regulation at least fifteen days prior to imposing the surcharge on policies. If a deficit remains after the regular assessment, FL Citizens can also levy emergency assessments in the current and subsequent years. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected. Currently, the emergency assessment is zero for all policies issued or renewed on or after July 1, 2015.
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
The Allstate Corporation 191

2020 Form 10-K Notes to Consolidated Financial Statements
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
As of October 31, 2020, the CEA’s capital balance was approximately $6.00 billion. Should losses arising from an earthquake cause a deficit in the CEA, an additional $1.10 billion would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $9.50 billion reinsurance layer, $1.00 billion from policy surcharge, and finally, if needed, assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.70 billion, if the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA’s capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA’s projected aggregate claim paying capacity is $19.30 billion as of October 31, 2020 and if an event were to result in claims greater than its capacity, affected policyholders may be paid a prorated portion of their covered losses, paid on an installment basis, or no payments may be made if the claim paying capacity of the CEA is insufficient.
All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2019, the Company’s market share was 9.3%. The Company does not expect its market share to materially change. At this level, the Company’s maximum possible CEA assessment was $155 million during 2020. These amounts are re-evaluated by the board of directors of the CEA on an annual basis. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company’s exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.
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
During 2020, the TWIA Board announced additional assessments primarily related to Hurricane Harvey for which the Company’s share was $1 million. These costs were recorded in property and casualty insurance claims and claims expense as catastrophe losses on the Consolidated Statements of Operations. Any assessments from TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not to the financial position of the Company.
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
North Carolina Joint Underwriters Association The North Carolina Joint Underwriters Association (“NCJUA”) was created to provide property insurance for properties (other than the state’s beach and coastal areas) that insurers are not otherwise willing to insure. All insurers licensed to write property insurance in North Carolina are members of the NCJUA. Premiums, losses and expenses of the NCJUA are shared by the member companies in proportion to their respective North Carolina property insurance writings. Member companies participate in plan deficits or surpluses based on their participation ratios, which are determined annually. The Company had a $6 million receivable from the NCJUA at December 31, 2020 representing our participation in the NCJUA’s surplus of $33 million for all open years.
North Carolina Insurance Underwriting Association The North Carolina Insurance Underwriting Association (“NCIUA”) provides windstorm and hail coverage as well as homeowners policies for properties located in the state’s beach and coastal areas that insurers are not otherwise willing to insure. All insurers licensed to write residential and commercial property insurance in North Carolina are members of the NCIUA. Members are assessed in proportion to their North Carolina residential and commercial property insurance writings, which is determined annually and varies by coverage, for plan deficits. As of December 31, 2020,
192 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

the NCIUA had a surplus of $555 million. No member company is entitled to the distribution of any portion of the Association’s surplus. The Company does not recognize any interest related to this surplus. Legislation in 2009 capped insurers’ assessments for losses incurred in any calendar year at $1.00 billion. Subsequent to an industry assessment of $1.00 billion, if the plan continues to require funding, it may authorize insurers to assess a 10% catastrophe recovery charge on each property insurance policy statewide to be remitted to the plan.
Other programs The Company is also subject to assessments by the NCRF and the FHCF, which are described in Note 10.
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. Since most states allow a credit against premium or other state related taxes for assessments, an asset is recorded based on paid and accrued assessments for the amount the Company expects to recover on the respective state’s tax return and is realized over the period allowed by each state. As of December 31, 2020 and 2019, the liability balance included in other liabilities and accrued expenses was $12 million and $13 million, respectively. The related premium tax offsets included in other assets were $14 million and $15 million as of December 31, 2020 and 2019, respectively.
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
The aggregate liability balance related to all guarantees was not material as of December 31, 2020.
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
The Allstate Corporation 193

2020 Form 10-K Notes to Consolidated Financial Statements
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
194 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

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
Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. There are two pending class actions, Pierce v. Allstate Insurance Company, et al. (Broward County, Fla. filed August 2013), the class settlement of which has received final approval, and Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla. filed January 2019), where the court denied class certification and plaintiff’s request to file a renewed motion for class certification. The Company is also defending litigation involving individual plaintiffs. The Company is vigorously asserting both procedural and substantive defenses to these lawsuits.
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio filed March 2020); Ferguson-Luke et al. v. Allstate Property and Casualty Insurance Company (N.D. Ohio
filed April 2020); Brasher v. Allstate Indemnity Company (N.D. Ala. filed February 2018); Huey v. Allstate Vehicle and Property Insurance Company (N.D. Miss. filed October 2019); Floyd, et al. v. Allstate Indemnity Company et al. (D.S.C. filed January 2020); Clark v. Allstate Vehicle and Property Insurance Company (Circuit Court of Independence Co., Ark. filed February 2016); Thaxton v. Allstate Indemnity Company (Madison Co., Ill. filed July 2020); Hester v. Allstate Vehicle and Property Insurance Company (St. Clair Co., Ill. filed June 2020). The trial court denied class certification in Brasher, and plaintiff’s motion for reconsideration of this ruling was denied. No classes have been certified in any of the other matters.
The Company is defending putative class actions pending in multiple states alleging that the Company underpays total loss vehicle physical damage claims on auto policies. The allegedly systematic underpayments result from one or more of the following theories: (a) the third party valuation tool used by the Company as part of a comprehensive adjustment process is allegedly flawed, biased, or contrary to applicable law; (b) the Company allegedly does not pay sales tax, title fees, registration fees, and/or other specified fees that are allegedly mandatory under policy language or state legal authority; or (c) after paying for the value of the loss vehicle, then the Company allegedly is not entitled to retain the residual salvage value, and the Company allegedly must pay salvage value to the owner (or if the loss vehicle is retained by the owner, then the Company allegedly may not apply any offset for the salvage value).
The following cases are currently pending against the Company: Olberg v. Allstate Insurance Company, Allstate Fire and Casualty Insurance Company, and CCC Information Services, Inc. (W.D. Wash., filed April 2018); Bloomgarden v. Allstate Fire and Casualty Insurance Company (S.D. Fla., filed July 2018, dismissed August 2019, refiled on September 2019, remanded to 17th Judicial Circuit, Broward County October 2020); Erby v. Allstate Fire and Casualty Insurance Company (E.D. Pa., filed October 2018); Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D. N.Y., filed December 2018); Ryan v. Allstate Fire and Casualty Insurance Company (7th Judicial Circuit, Volusia County, Fla.; filed May 2019, dismissed and refiled October 2019); Durgin v. Allstate Property and Casualty Insurance Company (W.D. LA, filed June 7, 2019); Anderson v. Allstate Insurance Company (20th Judicial Circuit, Collier County, Fla.; filed August 2019); Cody v. Allstate Fire and Casualty Insurance Company and Allstate County Mutual Insurance Company (N.D. Tex., filed August 2019); Williams v. Esurance Property and Casualty Insurance Company (C.D. Cal,; filed September 2020); Cotton v. Allstate Fire and Casualty Insurance Company (Cir. Ct. of Cook County, Chancery Div., Ill.; filed October 2020); Romaniak v. Esurance Property and Casualty Insurance Company (N.D. Ohio, filed December 2020); Gosa v. Esurance Property and Casualty Insurance Company (S.D. Ill., filed December 2020).

The Allstate Corporation 195

2020 Form 10-K Notes to Consolidated Financial Statements
None of the courts in any of the pending matters has ruled on class certification.
Other proceedings The stockholder derivative actions described below are disclosed pursuant to SEC disclosure requirements for these types of matters. The putative class action alleging violations of the federal securities laws is disclosed because it involves similar allegations to those made in the stockholder derivative actions.
Biefeldt / IBEW Consolidated Action. Two separately filed stockholder derivative actions have been consolidated into a single proceeding that is pending in the Circuit Court for Cook County, Illinois, Chancery Division. The original complaint in the first-filed of those actions, Biefeldt v. Wilson, et al., was filed on August 3, 2017, in that court by a plaintiff alleging that she is a stockholder of the Company. On June 29, 2018, the court granted defendants’ motion to dismiss that complaint for failure to make a pre-suit demand on the Allstate Board but granted plaintiff permission to file an amended complaint. The original complaint in IBEW Local No. 98 Pension Fund v. Wilson, et al., was filed on April 12, 2018, in the same court by another plaintiff alleging to be a stockholder of the Company. After the court issued its dismissal decision in the Biefeldt action, plaintiffs agreed to consolidate the two actions and filed a consolidated amended complaint naming as defendants the Company’s chairman, president and chief executive officer, its former president, and certain present or former members of the board of directors. In that complaint, plaintiffs allege that the directors and officer defendants breached their fiduciary duties to the Company in connection with allegedly material misstatements or omissions concerning the Company’s automobile insurance claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015. The factual allegations are substantially similar to those at issue in In re The Allstate Corp. Securities Litigation. Plaintiffs further allege that a senior officer and several outside directors engaged in stock option exercises allegedly while in possession of material nonpublic information. Plaintiffs seek, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. Defendants moved to dismiss the consolidated complaint on September 24, 2018 for failure to make a demand on the Allstate Board. On May 14, 2019, the court granted defendants’ motion to dismiss the complaint, but allowed plaintiffs leave to file a second consolidated amended complaint which they filed on September 17, 2019. Defendants moved to dismiss the complaint on November 1, 2019 for failure to make a demand on the Allstate Board. The court subsequently requested supplemental briefing on the motion which concluded on February 1, 2021. A ruling is expected at a status conference scheduled for February 24, 2021.
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
Mims v. Wilson, et al., is an additional stockholder derivative action filed on February 12, 2020 in the United States District Court for the Northern District of Illinois. Plaintiff alleges that she previously made a demand on the Allstate board of directors and seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former vice chairman, and certain present or former members of the board of directors. The complaint alleges breaches of fiduciary duty and unjust enrichment based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. On February 20, 2020, the Allstate board of directors appointed a special committee to investigate the allegations in plaintiff’s demand. The Company moved to dismiss the complaint on August 24, 2020 and on December 8, 2020, the court granted defendants’ motion, and dismissed the complaint with prejudice. On January 5, 2021, plaintiff filed a motion to alter the judgment and requested leave to file an amended complaint. Briefing is expected to be completed on February 5, 2021.

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
Plaintiffs further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive
196 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification. The court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative and on September 12, 2018, the amended complaint was filed. On March 26, 2019, the court granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. On April 9, 2019, defendants filed with the U.S. Court of Appeals for the Seventh Circuit a petition for permission to appeal this ruling and the Seventh Circuit granted that petition on April 25, 2019. On July 16, 2020, the Seventh Circuit vacated the class certification order and remanded the matter for further consideration by the district court. Discovery in this matter concluded on October 5, 2020. On December 21, 2020, the district court again granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. On January 4, 2021, defendants filed with the Seventh Circuit a petition for permission to appeal this ruling. The petition was denied on January 28, 2021.

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
The Allstate Corporation 197

2020 Form 10-K Notes to Consolidated Financial Statements

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
Regulatory tax examinations The Internal Revenue Service (“IRS”) has completed its exam of the
Company’s 2013 through 2016 federal income tax returns. The 2017 and 2018 audit cycle is expected to begin in the first quarter of 2021. Any adjustments that may result from IRS examinations of the Company’s tax returns are not expected to have a material effect on the consolidated financial statements.
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

Reconciliation of the change in the amount of unrecognized tax benefits
	For the years ended December 31,
($ in millions)	2020	2019	2018
Balance – beginning of year	$70	$70	$55
Increase for tax positions taken in a prior year	—	—	3
Increase for tax positions taken in the current year	—	—	12
Decrease for settlements	(58)	—	—
Balance – end of year	$12	$70	$70
The Company believes that the unrecognized tax benefits balance will not materially change within the next twelve months.

Components of the deferred income tax assets and liabilities
	As of December 31,
($ in millions)	2020	2019
Deferred tax assets
Unearned premium reserves	$659	$642
Pension	161	197
Accrued compensation	139	147
Discount on loss reserves	79	78
Other postretirement benefits	36	49
Net operating loss carryover	23	26
Other assets	68	54
Total deferred tax assets	1,165	1,193
Deferred tax liabilities
DAC	(858)	(847)
Unrealized net capital gains	(856)	(507)
Investments	(394)	(567)
Life and annuity reserves	(216)	(222)
Intangible assets	(87)	(98)
Other liabilities	(109)	(106)
Total deferred tax liabilities	(2,520)	(2,347)
Net deferred tax liability	$(1,355)	$(1,154)
Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized. As of December 31, 2020, the Company has U.S. federal and foreign net operating loss carryforwards of $44 million and $68 million, respectively.
The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period and made it indefinite for federal net operating losses generated in tax years after December 31, 2017.  For such amounts generated prior to 2018, the 20-year carryforward period continues to apply.
198 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Components of the net operating loss carryforwards as of December 31, 2020
($ in millions)	20-Year Carryforward Expires in 2025-2037	Indefinite Carryforward Period	Total
US Federal	$36	$8	$44
Foreign	—	68	68
Total	$36	$76	$112

Components of income tax expense
	For the years ended December 31,
($ in millions)	2020	2019	2018
Current	$1,499	$991	$704
Deferred	(116)	251	(236)
Total income tax expense	$1,383	$1,242	$468
The Company paid income taxes of $1.48 billion, $648 million and $731 million in 2020, 2019 and 2018, respectively.
The Company had current income tax payable of $84 million and $124 million as of December 31, 2020 and 2019, respectively.

Reconciliation of the statutory federal income tax rate to the effective income tax rate
	For the years ended December 31,
($ in millions)	2020		2019		2018
Income before income taxes	$6,959		$6,089		$2,628

Statutory federal income tax rate on income from operations	1,461	21.0%	1,279	21.0%	552	21.0%
Tax credits	(45)	(0.7)	(33)	(0.5)	(34)	(1.3)
Share-based payments	(30)	(0.4)	(24)	(0.4)	(16)	(0.6)
Tax-exempt income	(24)	(0.3)	(27)	(0.4)	(24)	(0.9)
State income taxes	35	0.5	41	0.7	27	1.0
Tax Legislation benefit	—	—	—	—	(29)	(1.1)
Other	(14)	(0.2)	6	—	(8)	(0.3)
Effective income tax rate on income from operations	$1,383	19.9%	$1,242	20.4%	$468	17.8%
The Allstate Corporation 199

2020 Form 10-K Notes to Consolidated Financial Statements

Note 16	Statutory Financial Information and Dividend Limitations
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
All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner or director. Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing certain investments and establishing deferred taxes on a different basis.

Statutory net income (loss) and capital and surplus of Allstate’s domestic insurance subsidiaries
	Net income (loss)			Capital and surplus
($ in millions)	2020	2019	2018	2020	2019
Amounts by major business type:
Property and casualty insurance	$6,232	$3,989	$2,939	$17,128	$16,192
Life insurance, annuities and voluntary accident and health insurance	14	422	465	4,255	4,208
Amount per statutory accounting practices	$6,246	$4,411	$3,404	$21,383	$20,400
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
The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $4.44 billion in 2020. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2021 is $5.95 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30-day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $13.52 billion as of December 31, 2020, and cannot result in capital and surplus being less than the minimum amount required by law.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of AIC were $20.54 billion and $2.92 billion, respectively, as of December 31, 2020. Most of the Corporation’s insurance subsidiaries are subsidiaries of or reinsure all of their business to AIC, including ALIC. AIC’s subsidiaries are included as a component of AIC’s total statutory capital and surplus.
The amount of restricted net assets, as represented by the Corporation’s investment in its insurance subsidiaries, was $31.03 billion as of December 31, 2020.
Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.
200 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

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
The Company also provides a medical coverage subsidy for eligible employees hired before January 1, 2003, including their eligible dependents, when they retire and certain life insurance benefits for eligible retirees (“postretirement benefits”). In September 2020, the Company announced it will eliminate the medical coverage subsidy effective January 1, 2021 for employees who are not eligible to retire as of December 31, 2020.
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
In July 2013, the Company amended the plan to eliminate the life insurance benefits effective January 1, 2014 for current eligible employees and effective January 1, 2016 for eligible retirees who retired after 1989. Subject to a court order, the Company paid life insurance premiums for certain retiree plaintiffs until their lawsuit seeking to keep their life insurance benefits intact was resolved. In September 2020, the court entered summary judgment in favor of the Company and dismissed the action, releasing the Company from the order requiring the continued payment of premiums for certain retirees. The judgment in favor of the Company is currently on appeal.
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

The Allstate Corporation 201

2020 Form 10-K Notes to Consolidated Financial Statements

Change in projected benefit obligation, plan assets and funded status
	As of December 31,
	Pension benefits		Postretirement benefits
($ in millions)	2020	2019	2020	2019
Change in projected benefit obligation
Benefit obligation, beginning of year	$7,139	$6,224	$397	$375
Service cost	104	117	4	8
Interest cost	210	240	11	14
Participant contributions	—	—	14	15
Actuarial losses (gains)	813	927	22	19
Benefits paid	(522)	(356)	(37)	(39)
Plan amendments	—	—	(102)	—
Translation adjustment and other	(1)	(13)	(1)	5
Curtailment losses (gains)	20	—	10	—
Benefit obligation, end of year	$7,763	$7,139	$318	$397

Change in plan assets
Fair value of plan assets, beginning of year	$6,192	$5,299
Actual return on plan assets	1,300	1,235
Employer contribution	18	27
Benefits paid	(522)	(356)
Translation adjustment and other	(1)	(13)
Fair value of plan assets, end of year	$6,987	$6,192

Funded status (1)	$(776)	$(947)	$(318)	$(397)

Amounts recognized in AOCI
Unamortized pension and other postretirement prior service credit	$(78)	$(142)	$(89)	$(13)
(1)The funded status is recorded within other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

Changes in items not yet recognized as a component of net cost for pension and other postretirement plans
($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net cost – December 31, 2019	$(142)	$(13)
Prior service credit arising during the period	—	(102)
Prior service credit recognized during the period due to curtailment	10	18
Prior service credit amortized to net cost	54	10
Translation adjustment and other	—	(2)
Items not yet recognized as a component of net cost – December 31, 2020	$(78)	$(89)
The prior service credit is recognized as a component of net cost for pension and other postretirement plans amortized over the average remaining service period of active employees expected to receive benefits. The prior service credit that will be amortized to net cost for pension and postretirement plans in 2021 is estimated to be $50 million and $25 million, respectively.
The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $7.55 billion and $7.02 billion as of December 31, 2020 and 2019, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.
The PBO, ABO and fair value of plan assets for the Company’s pension plans with an ABO in excess of plan assets were $7.33 billion, $7.13 billion and $6.56 billion, respectively, as of December 31, 2020 and $6.73 billion, $6.62 billion and $5.79 billion, respectively, as of December 31, 2019. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $139 million and $137 million for 2020 and 2019, respectively.
202 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Components of net cost (benefit) for pension and other postretirement plans
	For the years ended December 31,
	Pension benefits			Postretirement benefits			Total Pension and Postretirement Benefits
($ in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$104	$117	$110	$4	$8	$7	$108	$125	$117
Interest cost	210	240	255	11	14	15	221	254	270
Expected return on plan assets	(414)	(403)	(427)	—	—	—	(414)	(403)	(427)
Amortization of prior service credit	(54)	(56)	(56)	(10)	(3)	(21)	(64)	(59)	(77)
Curtailment losses (gains)	10	—	—	(8)	—	—	2	—	—
Costs and expenses	(144)	(102)	(118)	(3)	19	1	(147)	(83)	(117)
Remeasurement of projected benefit obligation	813	927	(255)	22	19	(4)	835	946	(259)
Remeasurement of plan assets	(886)	(832)	727	—	—	—	(886)	(832)	727
Remeasurement (gains) losses	(73)	95	472	22	19	(4)	(51)	114	468
Total net (benefit) cost	$(217)	$(7)	$354	$19	$38	$(3)	$(198)	$31	$351
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
Pension and other postretirement service cost,
interest cost, expected return on plan assets, amortization of prior service credit and curtailment gains and losses are reported in property and casualty insurance claims and claims expense, operating costs and expenses, net investment income and (if applicable) restructuring and related charges on the Consolidated Statements of Operations.
Remeasurement gains and losses relate to changes in discount rates, the differences between actual return on plan assets and the expected long-term rate of return on plan assets, and differences between actual plan experience and actuarial assumptions.

Weighted average assumptions used to determine net pension cost and net postretirement benefit cost
	For the years ended December 31,
	Pension benefits			Postretirement benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.00%	3.70%	4.06%	2.99%	3.61%	3.95%
Expected long-term rate of return on plan assets	7.08	7.34	7.33	n/a	n/a	n/a

Weighted average assumptions used to determine benefit obligations
	For the years ended December 31,
	Pension benefits		Postretirement benefits
	2020	2019	2020	2019
Discount rate	2.51%	3.31%	2.39%	3.27%
The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 6.8% for 2021, gradually declining to 4.5% in 2035 and remaining at that level thereafter.
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
The Allstate Corporation 203

2020 Form 10-K Notes to Consolidated Financial Statements

Weighted average target asset allocation and actual percentage of plan assets by asset category
	As of December 31, 2020
	Target asset allocation (1)	Actual percentage of plan assets
Pension plan’s asset category	2020	2020	2019
Equity securities (2)	43 - 62%	50%	50%
Fixed income securities	33 - 45	38	38
Limited partnership interests	— - 15	10	10
Short-term investments and other	—	2	2
Total without securities lending (3)		100%	100%
(1)The target asset allocation considers risk-based exposure while the actual percentage of plan assets utilizes a financial reporting view excluding exposure provided through derivatives.
(2)The actual percentage of plan assets for equity securities includes zero and 1% of private equity investments in 2020 and 2019, respectively, that are subject to the limited partnership interests target allocation and 1% and zero of fixed income mutual funds in 2020 and 2019, respectively, that are subject to the fixed income securities target allocation.
(3)Securities lending collateral reinvestment of $101 million and $258 million is excluded from the table above in 2020 and 2019, respectively.
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
Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. As of December 31, 2020, fixed income and equity securities are lent out and cash collateral is invested in short-term investments.
204 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Fair values of pension plan assets as of December 31, 2020
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2020
Equity securities	$227	$42	$—	$269
Fixed income securities:
U.S. government and agencies	32	865	—	897
Corporate	—	1,709	2	1,711
Short-term investments	210	35	—	245
Free-standing derivatives:
Assets	—	21	—	21
Liabilities	(2)	(21)	—	(23)
Other assets	2	—	—	2
Total plan assets at fair value	$469	$2,651	$2	3,122
% of total plan assets at fair value	15.0%	84.9%	0.1%	100.0%

Investments measured using the net asset value practical expedient				3,908
Securities lending obligation (1)				(101)
Derivatives counterparty and cash collateral netting				(19)
Other net plan assets (2)				77
Total reported plan assets				$6,987
(1)The securities lending obligation represents the plan’s obligation to return securities lending collateral received under a securities lending program. The terms of the program allow both the plan and the counterparty the right and ability to redeem/return the securities loaned on short notice. Due to its relatively short-term nature, the outstanding balance of the obligation approximates fair value.
(2)Other net plan assets represent cash and cash equivalents, interest and dividends receivable and net receivables related to settlements of investment transactions, such as purchases and sales.

Fair values of pension plan assets as of December 31, 2019
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2019
Equity securities	$216	$45	$—	$261
Fixed income securities:
U.S. government and agencies	237	1,096	—	1,333
Corporate	—	1,060	—	1,060
Short-term investments	128	252	—	380
Free-standing derivatives:
Assets	—	5	—	5
Liabilities	(2)	(17)	—	(19)
Total plan assets at fair value	$579	$2,441	$—	3,020
% of total plan assets at fair value	19.2%	80.8%	—%	100.0%

Investments measured using the net asset value practical expedient				3,418
Securities lending obligation				(272)
Derivatives counterparty and cash collateral netting				9
Other net plan assets				17
Total reported plan assets				$6,192
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 6.
The Allstate Corporation 205

2020 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 plan assets during December 31, 2020
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2019	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2020
Fixed income securities:
Corporate	$—	$—	$—	$2	$—	$2
Total Level 3 plan assets	$—	$—	$—	$2	$—	$2

Rollforward of Level 3 plan assets during December 31, 2019
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2018	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2019
Fixed income securities:
Corporate	$5	$—	$—	$(5)	$—	$—
Total Level 3 plan assets	$5	$—	$—	$(5)	$—	$—

Rollforward of Level 3 plan assets during December 31, 2018
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2017	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2018
Equity securities	$29	$—	$3	$—	$(32)	$—
Fixed income securities:
Corporate	10	—	—	(5)	—	5
Total Level 3 plan assets	$39	$—	$3	$(5)	$(32)	$5
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company’s assumption for the expected long-term rate of return on plan assets is evaluated annually giving consideration to appropriate data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward-looking nature of this assumption, the actual returns in any one year do not immediately result in a change to the expected long-term rate of return on plan assets. In consideration of the targeted plan asset allocation, the Company evaluated expected returns using sources including historical average asset class returns from independent nationally recognized providers of this type of data blended together using the asset allocation policy weights for the Company’s pension plans; asset class return forecasts developed by employees with relevant expertise in such forecasts and who are independent from those charged with managing the pension plan assets; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. The above sources support the Company’s weighted average long-term rate of return on plan assets assumption of 7.08% used for 2020 and an estimate of 7.06% that will be used for 2021. As of the 2020 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 11.1% and 14.4%, respectively.
Cash flows There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plan for the year ended December 31, 2020.
The Company currently plans to contribute $24 million to its unfunded non-qualified plans and zero and $4 million to its primary and other qualified funded pension plans, respectively, in 2021.
The Company contributed $23 million and $24 million to the postretirement benefit plans in 2020 and 2019, respectively. Contributions by participants were $14 million and $15 million in 2020 and 2019, respectively.
206 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Estimated future benefit payments expected to be paid in the next 10 years
	As of December 31, 2020
($ in millions)	Pension benefits	Postretirement benefits
2021	$710	$25
2022	741	27
2023	733	27
2024	726	27
2025	694	26
2026-2030	2,320	98
Total benefit payments	$5,924	$230
Allstate 401(k) Savings Plan
Employees of the Company, with the exception of those employed by the Company’s international, SquareTrade and InfoArmor subsidiaries, are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”). The Company’s contributions are based on the Company’s matching obligation. The Company is responsible for funding its contribution to the Allstate Plan.
The Company’s contribution to the Allstate Plan was $103 million, $93 million and $89 million in 2020, 2019 and 2018, respectively. In 2019 and 2018, these amounts were reduced by $41 million and $2 million of ESOP benefit, respectively.
Prior to 2020, the Allstate Plan had a leveraged ESOP to fund a portion of the anticipated contribution. The ESOP note matured on December 31, 2019 and the remaining principal balance of $2 million was repaid and all shares held by the ESOP have been released.
Allstate’s Canadian, SquareTrade and InfoArmor subsidiaries sponsor defined contribution plans for their eligible employees. Effective January 1, 2020 and July 10, 2020, Answer Financial and Esurance employees are included in the Allstate Plan, respectively. Expense for subsidiary sponsored defined contribution plans was $13 million, $15 million and $15 million in 2020, 2019 and 2018, respectively.
The Allstate Corporation 207

2020 Form 10-K Notes to Consolidated Financial Statements

Note 18	Equity Incentive Plans
The Company currently has equity incentive plans under which it grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company.

Equity awards
($ in millions)	2020	2019	2018
Compensation expense	$124	$105	$125
Income tax benefits	18	17	22
Cash received from exercise of options	111	154	92
Tax benefit realized on options exercised and release of stock restrictions	53	43	28
The Company records compensation expense related to awards under these plans over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. Compensation expense for performance stock awards with no market condition is based on the probable number of awards expected to vest using the performance level most likely to be achieved at the end of the performance period. Compensation expense for performance stock awards with a market condition is based on the number of awards expected to vest as estimated at the grant date and does not change if the market condition is not met.

Nonvested awards as of December 31, 2020
($ in millions)	Unrecognized compensation	Weighted average vesting period
Nonqualified stock options	$21	1.49 years
Restricted stock units	33	1.85 years
Performance stock awards	28	1.44 years
Total	$82
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
Restricted stock units for directors vest immediately and convert into shares of stock on the earlier of the day of the third anniversary of the grant date or the date the director’s service terminates, unless a deferred period of restriction is elected. Restricted stock units granted to directors prior to June 1, 2016 convert upon leaving the board. Restricted stock units granted to employees prior to February 19, 2020 vest on the day prior to the third anniversary of the grant date. Restricted stock units granted to employees on or after February 19, 2020 vest ratably over a three-year period. Restricted stock units granted to employees subsequently convert into shares of stock on the day of the respective anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
Performance stock awards vest into shares of stock based on achieving established company-specific performance goals. Performance stock awards granted prior to February 19, 2020 vest into shares of stock on the day prior to the third anniversary of the grant date. Performance stock awards granted on or after February 19, 2020 vest into shares of stock on the third anniversary of the grant date.
The numbers of shares earned upon vesting of the performance stock awards is based on the attainment of performance goals for each of the performance periods, subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
Since 2001, a total of 110.8 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans’ terms. As of December 31, 2020, 20.9 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.
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
208 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

Option grant assumptions
	2020	2019	2018
Weighted average expected term	6.1 years	5.8 years	5.7 years
Expected volatility	16.3% - 37.1%	15.6% - 28.9%	15.6% - 30.7%
Weighted average volatility	17.6%	18.4%	19.8%
Expected dividends	1.6% - 2.4%	1.9% - 2.2%	1.5% - 2.2%
Weighted average expected dividends	1.8%	2.2%	2.0%
Risk-free rate	0.1% - 1.8%	1.3% - 2.7%	1.3% - 3.2%

Summary of option activity
	For the year ended December 31, 2020
	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2020	11,671	$73.40
Granted	1,555	123.43
Exercised	(2,201)	53.75
Forfeited	(394)	104.18
Expired	(14)	81.21
Outstanding as of December 31, 2020	10,617	83.65	$298,537	6.1
Outstanding, net of expected forfeitures	10,543	83.46	297,990	6.1
Outstanding, exercisable (“vested”)	6,907	72.51	258,510	5.0
The weighted average grant date fair value of options granted was $18.17, $14.96 and $17.03 during 2020, 2019 and 2018, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $119 million, $114 million and $72 million during 2020, 2019 and 2018, respectively.

Changes in restricted stock units
	For the year ended December 31, 2020
	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2020	877	$83.87
Granted	407	118.61
Vested	(278)	80.10
Forfeited	(58)	105.03
Nonvested as of December 31, 2020	948	98.61
The fair value of restricted stock units is based on the market value of the Company’s stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $118.61, $92.97 and $93.16 during 2020, 2019 and 2018, respectively. The total fair value of restricted stock units vested was $32 million, $29 million and $47 million during 2020, 2019 and 2018, respectively.
The Allstate Corporation 209

2020 Form 10-K Notes to Consolidated Financial Statements

Changes in performance stock awards
	For the year ended December 31, 2020
	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2020	1,181	$87.78
Granted	282	123.48
Adjustment for performance achievement	408	78.49
Vested	(816)	78.49
Forfeited	(104)	101.10
Nonvested as of December 31, 2020	951	100.89
The change in performance stock awards comprises those initially granted in 2020 and the adjustment to previously granted performance stock awards for performance achievement.
The fair value of performance stock awards that do not include a market condition is based on the market value of the Company’s stock as of the date of the grant.
Starting with the February 2020 award, the fair value of performance stock awards includes a component with market-based condition measured on the grant date using a Monte Carlo simulation model. Market-based condition measures the Company’s total shareholder return (“TSR”) relative to the TSR of peer companies, expressed in terms of the Company’s TSR percentile rank among the peer companies, over a three-calendar-year performance period. The Monte Carlo simulation model uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return at the time of grant, volatilities of the Company and the peer companies, and expected term assumed to be equal to the remaining measurement period. The market value in part reflects the payment of future dividends expected.
For the year ended December 31, 2020, the 2020 performance stock awards with market-based condition assumes a risk-free rate of 1.4%, volatility of 16.9%, average peer volatility of 35.1% and an expected term of 2.9 years.
The weighted average grant date fair value of performance stock awards granted was $123.48, $92.49 and $92.88 during 2020, 2019 and 2018, respectively. The total fair value of performance stock awards vested was $101 million, $65 million and $15 million during 2020, 2019 and 2018, respectively.
The Company recognizes all tax effects related to share-based payments at settlement or expiration through the income statement.

Note 19	Supplemental Cash Flow Information
Non-cash investing activities include $61 million, $198 million and $94 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans and other investments in 2020, 2019 and 2018, respectively.
Non-cash financing activities include $56 million, $50 million and $32 million related to the issuance of Allstate common shares for vested equity awards in 2020, 2019 and 2018, respectively.
Cash flows used in operating activities in the Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $156 million and $155 million for the twelve months ended December 31, 2020 and 2019, respectively. Non-cash operating activities include $51 million and $604 million related to ROU assets obtained in exchange for lease obligations for the twelve months ended December 31, 2020 and 2019, respectively. Non-cash operating activities related to ROU assets obtained in exchange for lease obligations for twelve months ended December 31, 2019 include the impact of $488 million related to the adoption of the accounting for leases standard.
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
210 www.allstate.com

Notes to Consolidated Financial Statements 2020 Form 10-K

	For the years ended December 31,
($ in millions)	2020	2019	2018
Net change in proceeds managed
Net change in fixed income securities	$—	$80	$234
Net change in short-term investments	592	(451)	(568)
Operating cash flow provided (used)	592	(371)	(334)
Net change in cash	(12)	—	—
Net change in proceeds managed	$580	$(371)	$(334)

Net change in liabilities
Liabilities for collateral, beginning of year	$(1,829)	$(1,458)	$(1,124)
Liabilities for collateral, end of year	(1,249)	(1,829)	(1,458)
Operating cash flow (used) provided	$(580)	$371	$334

Note 20	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
	For the years ended December 31,
	2020			2019			2018
($ in millions)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$2,512	$(532)	$1,980	$2,807	$(592)	$2,215	$(1,142)	$241	$(901)
Less: reclassification adjustment of realized capital gains and losses	870	(183)	687	413	(87)	326	(186)	39	(147)
Unrealized net capital gains and losses	1,642	(349)	1,293	2,394	(505)	1,889	(956)	202	(754)
Unrealized foreign currency translation adjustments	66	(14)	52	(13)	3	(10)	(61)	13	(48)
Unamortized pension and other postretirement prior service credit (1)	12	(3)	9	(59)	12	(47)	(77)	18	(59)
Other comprehensive income (loss)	$1,720	$(366)	$1,354	$2,322	$(490)	$1,832	$(1,094)	$233	$(861)
(1)Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

Note 21	Quarterly Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
($ in millions, except per share data)	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$10,076	$10,990	$11,197	$11,144	$11,500	$11,069	$12,018	$11,472
Net income (loss) applicable to common shareholders	513	1,261	1,224	821	1,126	889	2,598	1,707
Earnings per common share - Basic	1.62	3.79	3.90	2.47	3.62	2.71	8.54	5.32
Earnings per common share - Diluted	1.59	3.74	3.86	2.44	3.58	2.67	8.45	5.23

The Allstate Corporation 211

2020 Form 10-K
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
212 www.allstate.com

2020 Form 10-K

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
As of December 31, 2020, the reserve for property and casualty insurance claims and claims expense was $27.6 billion. The Company establishes reserves for property and casualty insurance claims and claims expense on reported and unreported claims of insured losses. Using established industry and actuarial best practices as well as the Company’s historical claims experience, the reserve for property and casualty insurance claims and claims expense is estimated based on (i) claims reported, (ii) claims incurred but not reported, and (iii) projections of claim payments to be made in the future.
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
•We tested the effectiveness of controls related to the reserve for property and casualty insurance claims and claims expense, including those over the Company’s estimates and projections.
•We evaluated the methods and assumptions used by the Company to estimate the reserve for property and casualty insurance claims and claims expense by:
–Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were complete and accurate.
–Comparing the Company’s prior year assumptions of expected development and ultimate loss to actual losses incurred during the year to assess the reasonableness of those assumptions, including consideration of potential bias, in the determination of the reserve for property and casualty claims and claims expense.
–With the assistance of our actuarial specialists, we developed independent estimates for the reserve for property and casualty insurance claims and claims expense, particularly related to those with payout requirements over a longer period of time, utilizing loss data and industry claim development factors, and compared our estimates to management’s estimates.
Reserve for Life-Contingent Contract Benefits and Premium Deficiency Reserve for Life-Contingent Immediate Annuities - Refer to Notes 2 and 9 to the Financial Statements.
Critical Audit Matter Description
As of December 31, 2020, the reserve for life-contingent contract benefits for Life-Contingent Immediate Annuities was $8.9 billion. Due to the long-term nature of life-contingent immediate annuities, benefits are payable over many years. The Company establishes reserves as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions, such as future investment yields and mortality, are used when establishing the reserve. These assumptions are established at the time the contract is issued and are generally not changed during the life of the contract. The Company periodically performs a gross premium valuation (“GPV”) analysis to review the adequacy of reserves using actual experience and current assumptions. If actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized deferred acquisition costs (“DAC”) balance would be expensed to the extent not recoverable, and the establishment of a premium deficiency reserve may be required for any remaining deficiency. During the year ended December 31, 2020, annuitants living longer than originally anticipated and lower long-term investment yield assumptions resulted in a premium deficiency. The deficiency was recognized as an increase in the reserve for life-contingent contract benefits and life contract benefits
The Allstate Corporation 213

2020 Form 10-K
of $225 million. The original assumptions used to establish reserves were updated to reflect current assumptions and the primary changes included mortality expectations and long-term investment yields.
The Company also reviews these policies for circumstances where projected profits would be recognized in early years followed by projected losses in later years through a profits followed by losses (“PFBL”) analysis. If this circumstance exists, the Company will accrue a liability, during the period of profits, to offset the losses at such time as the future losses are expected to commence using a method updated prospectively over time. The Company’s analyses did not indicate periods of profits followed by periods of losses; therefore, the Company has not established a PFBL reserve as of December 31, 2020.
Given the subjectivity involved in selecting the current assumptions for projected investment yields and mortality, the sensitivity of the estimate to these assumptions, and the establishment of a premium deficiency reserve, the related audit effort to evaluate the reserve for life-contingent contract benefits, the GPV, the resulting premium deficiency reserve, and the PFBL analysis for life-contingent immediate annuities required a high degree of auditor judgment and an increased extent of effort, including involvement of our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the reserve for life-contingent contract benefits and the premium deficiency reserve, including the GPV and PFBL analysis for life-contingent immediate annuities, included the following:
•We tested the effectiveness of controls over management’s reserve for life-contingent contract benefits, premium deficiency reserve, GPV, and PFBL analysis, including those over the Company’s selection of assumptions.
•With the assistance of our actuarial specialists, we evaluated the reasonableness of assumptions and their incorporation into the projection model used by the Company to perform its analysis by:
–Testing the underlying data that served as the basis for the assumptions setting and the underlying data used in the projection model to ensure the inputs were complete and accurate.
–Comparing mortality assumptions selected to actual historical experience.
–Comparing projected investment yields selected to historical portfolio returns, evaluating for consistency with current investment portfolio yields and the Company’s long-term reinvestment strategy, and comparing to independently obtained market data.
•With the assistance of our actuarial specialists, we independently calculated the GPV reserves from the Company’s projection model for a sample of contracts and compared our estimates to management’s estimates.
•With the assistance of our actuarial specialists, we evaluated the reasonableness of the total GPV reserve at the date the premium deficiency was determined by the Company and at year-end based on known changes to long-term investment yield assumptions and current market data.
•We agreed the recorded premium deficiency reserve amount to the Company’s GPV analysis.
•With the assistance of our actuarial specialists, we evaluated the aggregate cash flows generated through the Company’s premium deficiency reserve testing for evidence of potential PFBL scenarios that would require the accrual of additional reserves to cover such future losses.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 19, 2021

We have served as the Company's auditor since 1992.
214 www.allstate.com

2020 Form 10-K

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

The Allstate Corporation 215

2020 Form 10-K
Part III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding directors of The Allstate Corporation standing for election at the 2021 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the caption “Corporate Governance – Director Nominees.”
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

Item 11.  Executive Compensation
Information required for Item 11 is incorporated by reference to the sections of the Proxy Statement with the following captions:
•Corporate Governance – Director Compensation
•Executive Compensation
216 www.allstate.com

2020 Form 10-K

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated in this Item 12 by reference to the sections of the Proxy Statement with the following captions:
•Stock Ownership Information – Security Ownership of Directors and Executive Officers
•Stock Ownership Information – Security Ownership of Certain Beneficial Owners

Equity compensation plan information
The following table includes information as of December 31, 2020, with respect to The Allstate Corporation’s equity compensation plans:
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders (1)	13,467,667	(2)	$83.65	(3)	18,860,595	(4)
Total	13,467,667	(2)	$83.65	(3)	18,860,595	(4)
(1)Consists of the 2019 Equity Incentive Plan, which amended and restated the 2013 Equity Incentive Plan; the 2017 Equity Compensation Plan for Non-Employee Directors; the 2006 Equity Compensation Plan for Non-Employee Directors; and the Equity Incentive Plan for Non-Employee Directors (the equity plan for non-employee directors prior to 2006). The Corporation does not maintain any equity compensation plans not approved by stockholders.
(2)As of December 31, 2020, 948,256 restricted stock units (“RSUs”) and 1,902,902 performance stock awards (“PSAs”) were outstanding. PSAs are reported at the maximum potential amount awarded for incomplete performance periods and the amount earned for the 2018 PSA grant, reduced for forfeitures. For incomplete performance periods, the actual number of shares earned may be less and are based upon measures achieved at the end of the three-year performance period for those PSAs granted in 2019 and 2020.
(3)The weighted-average exercise price of outstanding options, warrants, and rights does not take into account RSUs and PSAs, which have no exercise price.
(4)Includes 18,527,692 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2019 Equity Incentive Plan; and 332,903 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2017 Equity Compensation Plan for Non-Employee Directors.
Asset managers, such as those that manage mutual funds and exchange traded funds, principally on behalf of third-party investors, at times acquire sufficient voting ownership interests in Allstate to require disclosure. State Street Corp. manages an investment portfolio of $3.87 billion on behalf of participants in Allstate’s 401(k) Savings Plan and $2.32 billion on behalf of the Allstate domestic qualified pension plan. The terms of these arrangements are customary, and the aggregate related fees are not material.
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
Item 14.  Principal Accounting Fees and Services
Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the caption “Audit Committee Matters – Proposal 3 Ratification of Deloitte & Touche LLP as the Independent Registered Public Accountant for 2021.”
The Allstate Corporation 217

2020 Form 10-K
Part IV
Item 15.  (a) (1) Exhibits and Financial Statement Schedules.
The following consolidated financial statements, notes thereto and related information of The Allstate Corporation (the “Company”) are included in Item 8.
•Consolidated Statements of Operations
•Consolidated Statements of Comprehensive Income
•Consolidated Statements of Financial Position
•Consolidated Statements of Shareholders’ Equity
•Consolidated Statements of Cash Flows
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of July 7, 2020, by and among the Registrant, Bluebird Acquisition Corp. and National General Holdings Corp. (certain schedules and exhibits to the Agreement and Plan of Merger are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit).	8-K	1-11840	2.1	July 8, 2020
2.2	Stock Purchase Agreement, dated as of January 26, 2021, by and among Allstate Insurance Company, Allstate Financial Insurance Holdings Corporation, and Antelope US Holdings Company (certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit).	8-K	1-11840	2.1	January 27, 2021
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated Bylaws of The Allstate Corporation as amended November 19, 2015	8-K	1-11840	3.1	November 19, 2015
3.3	Certificate of Designations with respect to the Preferred Stock, Series G of the Registrant, dated March 27, 2018	8-K	1-11840	3.1	March 29, 2018
3.4	Certificate of Designations with respect to the Preferred Stock, Series H of the Registrant, date August 5, 2019	8-K	1-11840	3.1	August 5, 2019
218 www.allstate.com

2020 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.5	Certificate of Designations with respect to the Preferred Stock, Series I of the Registrant, dated November 8, 2019	8-K	1-11840	3.1	November 8, 2019
3.6	Certificate of Elimination with respect to the Preferred Stock, Series A, C, D, E and F of the Registrant, dated February 20, 2020	10-K	1-11840	3.6	February 21, 2020
4.1	The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries
4.2	Description of Registrant’s Securities					X
4.3	Deposit Agreement, dated March 29, 2018, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series G)	8-K	1-11840	4.1	March 29, 2018
4.4	Form of Preferred Stock Certificate, Series G (included as Exhibit A to Exhibit 3.3 above)	8-K	1-11840	4.2	March 29, 2018
4.5	Form of Depositary Receipt, Series G (included as Exhibit A to Exhibit 4.3 above)	8-K	1-11840	4.3	March 29, 2018
4.6	Deposit Agreement, dated August 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series H)	8-K	1-11840	4.1	August 8, 2019
4.7	Form of Preferred Stock Certificate, Series H (included as Exhibit A to Exhibit 3.4 above)	8-K	1-11840	4.2	August 8, 2019
4.8	Form of Depositary Receipt, Series H (included as Exhibit A to Exhibit 4.6 above)	8-K	1-11840	4.3	August 8, 2019
4.9	Deposit Agreement, dated November 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series I)	8-K	1-11840	4.1	November 8, 2019
4.10	Form of Preferred Stock, Series I (included as Exhibit A to Exhibit 3.5 above)	8-K	1-11840	4.2	November 8, 2019
4.11	Form of Depositary Receipt, Series I (included as Exhibit A to Exhibit 4.9 above)	8-K	1-11840	4.3	November 8, 2019
10.1	Credit Agreement dated November 16, 2020, among The Allstate Corporation, Allstate Insurance Company, and Allstate Life Insurance Company, as Borrowers; the lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and U.S. Bank National Association, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	1-11840	10.1	November 17, 2020
10.2*	The Allstate Corporation Annual Executive Incentive Plan, as amended and restated effective November 17, 2020					X
10.3*	The Allstate Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2019	S-8	1-11840	4	November 20, 2018
10.4*	The Allstate Corporation 2019 Equity Incentive Plan, as amended and restated effective February 19, 2020	10-Q	1-11840	10.1	May 5, 2020
10.5	The Allstate Corporation Clawback Policy, effective February 19, 2020	10-Q	1-11840	10.6	May 5, 2020
10.6*	Form of Performance Stock Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.5	May 5, 2020
The Allstate Corporation 219

2020 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.7*	Form of Performance Stock Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.2	May 1, 2018
10.8*	Form of Performance Stock Award Agreement for awards granted on or after March 6, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	May 2, 2012
10.9*	Form of Option Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.3	May 5, 2020
10.10*	Form of Option Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.3	May 1, 2018
10.11*	Form of Option Award Agreement for awards granted on or after February 21, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.12*	Form of Option Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.2	December 28, 2011
10.13*	Form of Option Award Agreement for awards granted on or after February 22, 2011 and prior to December 30, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	April 27, 2011
10.14*	Form of Option Award Agreement for awards granted on or after May 19, 2009 and prior to February 22, 2011 under The Allstate Corporation 2009 Equity Incentive Plan	8-K/A	1-11840	10.3	May 20, 2009
10.15*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.4	May 5, 2020
10.16*	Form of Restricted Stock Unit Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.4	May 1, 2018
10.17*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 21, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.2	May 2, 2012
10.18*	Supplemental Retirement Income Plan, as amended and restated effective October 19, 2018	10-K	1-11840	10.16	February 15, 2019
10.19*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.20*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.21*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008
10.22*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.23*	The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	Proxy	1-11840	App. D	April 12, 2017
10.24*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008
220 www.allstate.com

2020 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.25*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008, and prior to June 1, 2016, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008
10.26*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2016, and prior to June 1, 2017, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 3, 2016
10.27*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2017, under The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 1, 2017
10.28*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.29*	Resolutions regarding Non-Employee Director Compensation adopted November 18, 2016	10-K	1-11840	10.24	February 17, 2017
10.30*	Resolutions regarding Non-Employee Director Compensation adopted November 16, 2018	10-K	1-11840	10.29	February 15, 2019
10.31	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between Allstate Life Insurance Company and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.32*	Offer Letter dated September 30, 2016, to John E. Dugenske	10-Q	1-11840	10.1	May 1, 2018
10.33*	Offer Letter dated February 16, 2016, to Glenn T. Shapiro	10-Q	1-11840	10.1	May 1, 2019
21	Subsidiaries of The Allstate Corporation					X
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Item 15.  (b)
The exhibits are listed in Item 15. (a)(3) above.
Item 15.  (c)
The financial statement schedules are listed in Item 15. (a)(2) above.
Item 16.
None.
The Allstate Corporation 221

2020 Form 10-K
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allstate Corporation (Registrant)

/s/ John C. Pintozzi
By: John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
February 19, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 19, 2021
Thomas J. Wilson

/s/ Mario Rizzo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2021
Mario Rizzo

/s/ John C. Pintozzi	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2021
John C. Pintozzi

/s/ Donald E. Brown	Director	February 19, 2021
Donald E. Brown

/s/ Kermit R. Crawford	Director	February 19, 2021
Kermit R. Crawford

/s/ Michael L. Eskew	Director	February 19, 2021
Michael L. Eskew

/s/ Richard T. Hume	Director	February 19, 2021
Richard T. Hume

/s/ Margaret M. Keane	Director	February 19, 2021
Margaret M. Keane

/s/ Siddharth N. Mehta	Director	February 19, 2021
Siddharth N. Mehta

/s/ Jacques P. Perold	Director	February 19, 2021
Jacques P. Perold

/s/ Andrea Redmond	Director	February 19, 2021
Andrea Redmond

/s/ Gregg M. Sherrill	Director	February 19, 2021
Gregg M. Sherrill

/s/ Judith A. Sprieser	Lead Director	February 19, 2021
Judith A. Sprieser

/s/ Perry M. Traquina	Director	February 19, 2021
Perry M. Traquina
222 www.allstate.com

2020 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule I — Summary of Investments Other than Investments in Related Parties

	As of December 31, 2020
($ in millions)	Cost/amortized cost, net	Fair value (if applicable)	Amount shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$3,129	$3,222	$3,222
States, municipalities and political subdivisions	8,752	9,587	9,587
Foreign governments	1,013	1,055	1,055
Public utilities	5,948	6,564	6,564
All other corporate bonds	41,278	44,578	44,578
Asset-backed securities	1,260	1,270	1,270
Mortgage-backed securities	71	78	78
Total fixed maturities	61,451	66,354	66,354

Equity securities:
Common stocks:
Public utilities	34	46	46
Banks, trusts and insurance companies	174	255	255
Industrial, miscellaneous and all other	3,393	4,087	4,087
Nonredeemable preferred stocks	252	322	322
Total equity securities	3,853	4,710	4,710

Mortgage loans on real estate	4,075	4,348	4,075
Real estate (none acquired in satisfaction of debt)	974		974
Policy loans	754		754
Derivative instruments	204	204	204
Limited partnership interests	7,609		7,609
Other long-term investments	1,757		1,757
Short-term investments	7,800	7,800	7,800
Total investments	$88,477		$94,237
S-1 www.allstate.com

2020 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant Statement of Operations

	Year Ended December 31,
($ in millions)	2020	2019	2018
Revenues
Investment income, less investment expense	$12	$35	$25
Realized capital gains (losses)	33	9	(10)
Other income	—	41	3
Total revenues	45	85	18

Expenses
Interest expense	328	355	337
Pension and other postretirement remeasurement (gains) losses	(73)	103	454
Pension and other postretirement benefit	(168)	(122)	(116)
Other operating expenses	73	49	50
Total expenses	160	385	725

Loss from operations before income tax benefit and equity in net income of subsidiaries	(115)	(300)	(707)

Income tax benefit	(26)	(75)	(136)
Loss before equity in net income of subsidiaries	(89)	(225)	(571)

Equity in net income of subsidiaries	5,665	5,072	2,731
Net income	5,576	4,847	2,160

Preferred stock dividends	115	169	148

Net income applicable to common shareholders	5,461	4,678	2,012

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	1,293	1,889	(754)
Unrealized foreign currency translation adjustments	52	(10)	(48)
Unamortized pension and other postretirement prior service credit	9	(47)	(59)
Other comprehensive income (loss), after-tax	1,354	1,832	(861)
Comprehensive income	$6,930	$6,679	$1,299

See accompanying notes to condensed financial information and notes to consolidated financial statements.
The Allstate Corporation S-2

2020 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Financial Position

	December 31,
($ in millions, except par value data)	2020	2019
Assets
Investments in subsidiaries	$35,603	$33,428
Fixed income securities, at fair value (amortized cost, net zero and $458)	—	466
Short-term investments, at fair value (amortized cost, net $4,479 and $702)	4,479	702
Cash	—	2
Receivable from subsidiaries	524	448
Deferred income taxes	187	230
Other assets	87	86
Total assets	$40,880	$35,362

Liabilities
Long-term debt	$7,825	$6,631
Pension and other postretirement benefit obligations	874	1,081
Deferred compensation	351	327
Payable to subsidiaries	—	14
Notes due to subsidiaries	1,250	1,000
Dividends payable to shareholders	201	199
Other liabilities	162	112
Total liabilities	10,663	9,364

Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand and 92.5 thousand shares issued and outstanding, $2,025 and $2,313 aggregate liquidation preference	1,970	2,248
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 304 million and 319 million shares outstanding	9	9
Additional capital paid-in	3,498	3,463
Retained income	52,767	48,074
Treasury stock, at cost (596 million and 581 million shares)	(31,331)	(29,746)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	3,180	1,887
Unrealized foreign currency translation adjustments	(7)	(59)
Unamortized pension and other postretirement prior service credit	131	122
Total accumulated other comprehensive income	3,304	1,950
Total shareholders’ equity	30,217	25,998
Total liabilities and shareholders’ equity	$40,880	$35,362

See accompanying notes to condensed financial information and notes to consolidated financial statements.
S-3 www.allstate.com

2020 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Cash Flows

	Years Ended December 31,
($ in millions)	2020	2019	2018
Cash flows from operating activities
Net income	$5,576	$4,847	$2,160
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(5,665)	(5,072)	(2,731)
Dividends received from subsidiaries	4,157	2,434	2,059
Realized capital (gains) losses	(33)	(9)	10
Pension and other postretirement remeasurement (gains) losses	(73)	103	454
Changes in:
Pension and other postretirement benefits	(168)	(122)	(116)
Income taxes	54	13	(28)
Operating assets and liabilities	110	111	160
Net cash provided by operating activities	3,958	2,305	1,968

Cash flows from investing activities
Proceeds from sales of investments	1,251	1,094	1,370
Proceeds from sales of investments to subsidiaries	—	—	390
Investment purchases	(402)	(892)	(1,037)
Investment collections	16	65	108
Capital contribution or return of capital from subsidiaries	251	43	(975)
Change in short-term investments, net	(3,777)	(417)	(115)
Net cash used in investing activities	(2,661)	(107)	(259)

Cash flows from financing activities
Proceeds from borrowings from subsidiaries	1,250	1,000	1,250
Repayment of notes due to subsidiaries	(1,000)	(1,250)	(250)
Proceeds from issuance of long-term debt	1,189	491	498
Redemption of preferred stock	(288)	(1,132)	(385)
Redemption and repayment of long-term debt	—	(317)	(400)
Proceeds from issuance of preferred stock	—	1,414	557
Dividends paid on common stock	(668)	(653)	(614)
Dividends paid on preferred stock	(108)	(134)	(134)
Treasury stock purchases	(1,737)	(1,735)	(2,303)
Shares reissued under equity incentive plans, net	63	120	73
Other	—	—	(1)
Net cash used in financing activities	(1,299)	(2,196)	(1,709)

Net (decrease) increase in cash	(2)	2	—
Cash at beginning of year	2	—	—
Cash at end of year	$—	$2	$—

See accompanying notes to condensed financial information and notes to consolidated financial statements.
The Allstate Corporation S-4

2020 Form 10-K

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
2.   Notes due to subsidiaries
On June 18, 2020 and December 29, 2020, the Registrant issued $1.00 billion and $250 million notes, with rates of 0.43% and 0.33%, due on June 18, 2021 and December 29, 2021, respectively, to Kennett Capital Inc. The proceeds of these issuances were used for cash management purposes.
On June 19, 2019, the Registrant issued a $1.00 billion note, with a rate of 2.63% due on June 19, 2020 to Kennett Capital Inc. The proceeds of this issuance were used for cash management purposes. On June 18, 2020, the Registrant repaid $1.00 billion to Kennett Capital Inc.
3.    Supplemental Disclosures of Cash Flow Information
The Registrant paid $311 million, $312 million and $330 million of interest on debt in 2020, 2019 and 2018, respectively.
S-5 www.allstate.com

2020 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information

($ in millions)	As of December 31,			For the years ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2020
Property-Liability
Allstate Protection	$1,608	$25,679	$12,772	$35,580		$21,485	$4,642	$5,623	$35,768
Discontinued Lines and Coverages	—	1,888	—	—		141	—	3	—
Total Property-Liability	1,608	27,567	12,772	35,580	$1,421	21,626	4,642	5,626	35,768
Protection Services (2)	1,696	43	3,167	1,640	44	386	658	760	1,890
Allstate Life	909	10,768	3	1,340	502	1,293	149	335	—
Allstate Benefits	470	1,885	7	1,094	78	549	177	323	926
Allstate Annuities	17	17,328	—	10	761	1,039	4	27	—
Corporate and Other	—	—	—	—	47	—	—	389	—
Intersegment Eliminations (2)	—	—	—	(147)	—	(11)	—	(136)	—
Total	$4,700	$57,591	$15,949	$39,517	$2,853	$24,882	$5,630	$7,324	$38,584
2019
Property-Liability
Allstate Protection	$1,624	$25,843	$12,567	$34,843		$23,517	$4,649	$4,506	$35,419
Discontinued Lines and Coverages	—	1,818	—	—		105	—	3	—
Total Property-Liability	1,624	27,661	12,567	34,843	$1,533	23,622	4,649	4,509	35,419
Protection Services (2)	1,449	51	2,765	1,387	42	363	543	838	1,535
Allstate Life	1,079	10,541	3	1,343	514	1,154	173	356	—
Allstate Benefits	527	1,950	8	1,145	83	635	161	285	988
Allstate Annuities	20	17,501	—	13	917	890	7	30	—
Corporate and Other	—	—	—	—	70	—	—	531	—
Intersegment Eliminations (2)	—	—	—	(154)	—	(9)	—	(145)	—
Total	$4,699	$57,704	$15,343	$38,577	$3,159	$26,655	$5,533	$6,404	$37,942
2018
Property-Liability
Allstate Protection	$1,618	$25,495	$11,953	$32,950		$22,348	$4,475	$4,522	$33,555
Discontinued Lines and Coverages	—	1,864	—	—		87	—	3	—
Total Property-Liability	1,618	27,359	11,953	32,950	$1,464	22,435	4,475	4,525	33,555
Protection Services (2)	1,290	64	2,546	1,220	27	350	463	603	1,431
Allstate Life	1,300	10,333	3	1,315	505	1,094	132	364	—
Allstate Benefits	549	1,905	8	1,135	77	630	145	278	980
Allstate Annuities	27	18,341	—	15	1,096	903	7	31	—
Corporate and Other	—	—	—	—	71	—	—	880	—
Intersegment Eliminations (2)	—	—	—	(122)	—	(7)	—	(115)	—
Total	$4,784	$58,002	$14,510	$36,513	$3,240	$25,405	$5,222	$6,566	$35,966
(1)A single investment portfolio supports both Allstate Protection and Discontinued Lines and Coverages segments.
(2)Includes intersegment premiums and service fees and the related incurred losses and expenses that are eliminated in the consolidated financial statements.
The Allstate Corporation S-6

2020 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule IV — Reinsurance

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2020
Life insurance in force	$208,417	$67,319	$217,020	$358,118	60.6%
Premiums and contract charges:
Life insurance	$1,053	$222	$685	$1,516	45.2%
Accident and health insurance	948	20	—	928	—%
Property and casualty insurance	38,115	1,141	99	37,073	0.3%
Total premiums and contract charges	$40,116	$1,383	$784	$39,517	2.0%
Year ended December 31, 2019
Life insurance in force	$219,785	$74,021	$229,419	$375,183	61.1%
Premiums and contract charges:
Life insurance	$1,062	$262	$712	$1,512	47.1%
Accident and health insurance	1,012	23	—	989	—%
Property and casualty insurance	37,104	1,122	94	36,076	0.3%
Total premiums and contract charges	$39,178	$1,407	$806	$38,577	2.1%
Year ended December 31, 2018
Life insurance in force	$207,434	$81,186	$243,161	$369,409	65.8%
Premiums and contract charges:
Life insurance	$994	$266	$754	$1,482	50.9%
Accident and health insurance	1,007	24	—	983	—%
Property and casualty insurance	34,977	1,016	87	34,048	0.3%
Total premiums and contract charges	$36,978	$1,306	$841	$36,513	2.3%
(1)No reinsurance or coinsurance income was netted against premium ceded in 2020, 2019 or 2018.
S-7 www.allstate.com

2020 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule V — Valuation Allowances and Qualifying Accounts

($ in millions)		Additions
Description	Balance as of beginning of period (1)	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period
Year ended December 31, 2020
Fixed income securities	$—	$5	$—	$2	$3
Mortgage loans	45	39	—	17	67
Other investments
Bank loans	53	28	—	14	67
Agent loans	5	—	—	—	5
Investments	103	72	—	33	142
Premium installment receivable	91	223	—	161	153
Reinsurance recoverables	74	—	—	—	74
Other assets	18	5	—	—	23
Assets	286	300	—	194	392
Commitments to fund mortgage loans, bank loans and agent loans	3	—	—	2	1
Liabilities	3	—	—	2	1
Total	$289	$300	$—	$196	$393

Year ended December 31, 2019
Reinsurance recoverables	$65	$(2)	$—	$—	$63
Premium installment receivable	77	137	—	124	90
Deferred tax assets	—	—	—	—	—
Mortgage loans	3	—	—	—	3
Agent loans	2	1	—	—	3

Year ended December 31, 2018
Reinsurance recoverables	$70	$(5)	$—	$—	$65
Premium installment receivable	77	118	—	118	77
Deferred tax assets	—	—	—	—	—
Mortgage loans	3	—	—	—	3
Agent loans	2	—	—	—	2
(1)Effective January 1, 2020, the Company adopted the measurement of credit losses on financial instruments accounting standard that primarily affected mortgage loans, bank loans and reinsurance recoverables. After consideration of existing valuation allowances maintained prior to adopting the new guidance, the Company increased its valuation allowances for credit losses at January 1, 2020 to conform to the new requirements.

S-8 www.allstate.com