Form 10-Q
period 2021-03-31
ALLSTATE CORP
filed 2021-05-05
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2021, the registrant had 299,338,684 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
March 31, 2021

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2021	2020
Revenues
Property and casualty insurance premiums	$10,307	$9,235
Accident and health insurance premiums and contract charges	455	282
Other revenue	555	265
Net investment income	708	246
Realized capital gains (losses)	426	(162)
Total revenues	12,451	9,866

Costs and expenses
Property and casualty insurance claims and claims expense	6,043	5,341
Shelter-in-Place Payback expense	—	210
Accident and health insurance policy benefits	233	141
Interest credited to contractholder funds	9	9
Amortization of deferred policy acquisition costs	1,523	1,365
Operating costs and expenses	1,731	1,338
Pension and other postretirement remeasurement (gains) losses	(310)	318
Restructuring and related charges	51	4
Amortization of purchased intangibles	53	28
Interest expense	86	81
Total costs and expenses	9,419	8,835

Income from operations before income tax expense	3,032	1,031

Income tax expense	626	194

Net income from continuing operations	2,406	837

Loss from discontinued operations, net of tax	(3,793)	(288)

Net (loss) income	(1,387)	549

Less: Net loss attributable to noncontrolling interest	(6)	—

Net (loss) income attributable to Allstate	(1,381)	549

Less: Preferred stock dividends	27	36

Net (loss) income applicable to common shareholders	$(1,408)	$513

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$7.88	$2.52
Discontinued operations	(12.53)	(0.90)
Total	$(4.65)	$1.62

Diluted
Continuing operations	$7.78	$2.48
Discontinued operations	(12.38)	(0.89)
Total	$(4.60)	$1.59

Weighted average common shares - Basic	302.5	317.4
Weighted average common shares - Diluted	306.4	322.4

See notes to condensed consolidated financial statements.
First Quarter 2021 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in millions)	Three months ended March 31,
	2021	2020
Net (loss) income	$(1,387)	$549

Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(1,500)	(1,357)
Unrealized foreign currency translation adjustments	34	(39)
Unamortized pension and other postretirement prior service credit	(15)	4
Other comprehensive loss, after-tax	(1,481)	(1,392)

Comprehensive loss	(2,868)	(843)
Less: Comprehensive loss attributable to noncontrolling interest	(6)	—
Comprehensive loss applicable to Allstate	$(2,862)	$(843)

See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	March 31, 2021	December 31, 2020
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $39,437 and $40,034)	$40,594	$42,565
Equity securities, at fair value (cost $2,655 and $2,740)	3,154	3,168
Mortgage loans, net	902	746
Limited partnership interests	6,367	4,563
Short-term, at fair value (amortized cost $6,017 and $6,807)	6,017	6,807
Other, net	3,042	1,691
Total investments	60,076	59,540
Cash	709	311
Premium installment receivables, net	7,921	6,463
Deferred policy acquisition costs	4,129	3,774
Reinsurance and indemnification recoverables, net	9,645	7,215
Accrued investment income	347	371
Property and equipment, net	1,002	1,057
Goodwill	3,350	2,369
Other assets, net	5,803	2,756
Assets held for sale	36,829	42,131
Total assets	$129,811	$125,987
Liabilities
Reserve for property and casualty insurance claims and claims expense	$31,414	$27,610
Reserve for future policy benefits	1,219	1,028
Contractholder funds	878	857
Unearned premiums	18,177	15,946
Claim payments outstanding	951	957
Deferred income taxes	493	382
Other liabilities and accrued expenses	8,508	7,840
Long-term debt	7,996	7,825
Liabilities held for sale	33,383	33,325
Total liabilities	103,019	95,770
Commitments and Contingent Liabilities (Note 13)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand shares issued and outstanding, $2,025 aggregate liquidation preference; $.01 par value, 8.0 million shares authorized, 200.0 thousand shares issued and outstanding, $200 aggregate liquidation preference for $200 in 2021	2,170	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 300 million and 304 million shares outstanding	9	9
Additional capital paid-in	3,596	3,498
Retained income	51,107	52,767
Treasury stock, at cost (600 million and 596 million shares)	(31,886)	(31,331)
Accumulated other comprehensive income:
Other unrealized net capital gains and losses	2,143	3,860
Unrealized adjustment to DAC, DSI and insurance reserves	(463)	(680)
Total unrealized net capital gains and losses	1,680	3,180
Unrealized foreign currency translation adjustments	27	(7)
Unamortized pension and other postretirement prior service credit	116	131
Total accumulated other comprehensive income (“AOCI”)	1,823	3,304
Total Allstate shareholders’ equity	26,819	30,217
Noncontrolling interest	(27)	—
Total equity	26,792	30,217
Total liabilities and equity	$129,811	$125,987
See notes to condensed consolidated financial statements.
First Quarter 2021 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2021	2020
Preferred stock par value	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,970	2,248
Acquisition	450	—
Preferred stock redemption	(250)	(278)
Balance, end of period	2,170	1,970

Common stock par value	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,498	3,463
Forward contract on accelerated share repurchase agreement	113	75
Equity incentive plans activity	(15)	(19)
Balance, end of period	3,596	3,519

Retained income
Balance, beginning of period	52,767	48,074
Cumulative effect of change in accounting principle	—	(88)
Net (loss) income	(1,387)	549
Dividends on common stock (declared per share of $0.81 and $0.54)	(246)	(173)
Dividends on preferred stock	(27)	(36)
Balance, end of period	51,107	48,326

Treasury stock
Balance, beginning of period	(31,331)	(29,746)
Shares acquired	(601)	(511)
Shares reissued under equity incentive plans, net	46	48
Balance, end of period	(31,886)	(30,209)

Accumulated other comprehensive income
Balance, beginning of period	3,304	1,950
Change in unrealized net capital gains and losses	(1,500)	(1,357)
Change in unrealized foreign currency translation adjustments	34	(39)
Change in unamortized pension and other postretirement prior service credit	(15)	4
Balance, end of period	1,823	558
Total Allstate shareholders’ equity	26,819	24,173

Noncontrolling interest
Balance, beginning of period	—	—
Acquisition	(21)	—
Noncontrolling loss	(6)	—
Balance, end of period	(27)	—
Total equity	$26,792	$24,173

See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(1,387)	$549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	260	155
Realized capital (gains) losses	(505)	462
Pension and other postretirement remeasurement (gains) losses	(310)	318
Amortization of deferred gain on reinsurance	(2)	(1)
Interest credited to contractholder funds	94	132
Loss on disposition of operations	3,998	—
Changes in:
Policy benefits and other insurance reserves	817	(654)
Unearned premiums	33	(272)
Deferred policy acquisition costs	(26)	38
Premium installment receivables, net	(124)	26
Reinsurance recoverables, net	(1,201)	24
Income taxes	181	28
Other operating assets and liabilities	(440)	222
Net cash provided by operating activities	1,388	1,027
Cash flows from investing activities
Proceeds from sales
Fixed income securities	10,290	12,114
Equity securities	992	5,250
Limited partnership interests	152	749
Other investments	328	116
Investment collections
Fixed income securities	737	555
Mortgage loans	134	118
Other investments	109	61
Investment purchases
Fixed income securities	(7,968)	(14,667)
Equity securities	(539)	(1,619)
Limited partnership interests	(322)	(357)
Mortgage loans	—	(142)
Other investments	(603)	(129)
Change in short-term and other investments, net	744	(1,916)
Purchases of property and equipment, net	(61)	(65)
Acquisition of operations, net of cash acquired	(3,480)	—
Net cash provided by investing activities	513	68
Cash flows from financing activities
Redemption and repayment of long-term debt	(422)	—
Redemption of preferred stock	(250)	(288)
Contractholder fund deposits	252	246
Contractholder fund withdrawals	(374)	(471)
Dividends paid on common stock	(164)	(159)
Dividends paid on preferred stock	(27)	(29)
Treasury stock purchases	(467)	(414)
Shares reissued under equity incentive plans, net	4	8
Other	(32)	12
Net cash used in financing activities	(1,480)	(1,095)
Net increase in cash, including cash classified as assets held for sale	421	—
Cash from continuing operations at beginning of period	311	273
Cash classified as assets held for sale at beginning of period	66	65
Less: Cash classified as assets held for sale at end of period	89	58
Cash from continuing operations at end of period	$709	$280
See notes to condensed consolidated financial statements.
First Quarter 2021 Form 10-Q 5

Notes to Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1	General
Basis of presentation
The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation (the “Corporation”) and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property and casualty insurance company with various property and casualty and life and investment subsidiaries (collectively referred to as the “Company” or “Allstate”) and variable interest entities in which the Company is considered a primary beneficiary. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The condensed consolidated financial statements and notes as of March 31, 2021 and for the three month periods ended March 31, 2021 and 2020 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
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
The magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers, including the availability, utilization rate and effectiveness of vaccines, to mitigate health risks create significant uncertainty. The Company continues to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the length and severity of the pandemic or its impact to the Company’s operations, but the effects could be material and may continue, emerge, evolve or accelerate in 2021.
Adopted accounting standards
Simplifications to the Accounting for Income Taxes Effective January 1, 2021, the Company adopted the new Financial Accounting Standards Board (“FASB”) guidance which simplified the accounting for income taxes by eliminating certain exceptions and clarifying certain guidance. The adoption had an immaterial impact on the Company’s results of operations and financial position.
Changes to the Disclosure Requirements for Defined Benefit Plans Effective January 1, 2021, the Company adopted new FASB guidance to modify certain annual disclosure requirements for defined benefit plans. New disclosures include the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates and explanations for significant gains and losses related to changes in the benefit obligation during the reporting period. Disclosures to be eliminated include amounts expected to be reclassified out of AOCI and into the income statement in the coming year and the anticipated impact of a one-percentage point change in the assumed health care cost trend rate on service and interest cost and on the accumulated benefit obligation. The impacts of adoption are to the Company’s annual disclosures only.

6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Significant accounting policies
Consolidation of Variable Interest Entities (“VIEs”) A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not participate in the gains and losses of the entity. The Company consolidates VIEs in which the Company is deemed the primary beneficiary. The primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect that entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.
Discontinued Operations and Held for Sale
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and certain other criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. When the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized and updated each reporting period as appropriate.
The results of operations of business classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. The disposal of a reportable segment generally qualifies for discontinued operations presentation.
When a business is identified for discontinued operations reporting:
•Results for prior periods are retrospectively reclassified as discontinued operations
•Results of operations are reported in a single line, net of tax, in the Condensed Consolidated Statements of Operations
•Assets and liabilities are reported as held for sale in the Condensed Consolidated Statements of Financial Position in the period in which the business is classified as held for sale
Additional details by major classification of operating results and financial position are included in Note 3.
Pending accounting standards
Accounting for Long-Duration Insurance Contracts In August 2018, the FASB issued guidance revising the accounting for certain long-duration insurance contracts. As disclosed in Note 3, the Company entered into agreements to sell substantially all of its life and annuity business in scope of the new standard. The Company’s reserves and deferred policy acquisition costs (“DAC”) for certain voluntary and individual life and accident and health insurance products not held for sale are subject to the new guidance.
Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed at least annually, and updated as appropriate. The effects of updating assumptions other than the discount rate are required to be measured on a retrospective basis and reported in net income. In addition, reserves under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield that is updated through OCI at each reporting date. Current GAAP requires the measurement of reserves to utilize assumptions set at policy issuance unless updated current assumptions indicate that recorded reserves are deficient.
The new guidance also requires DAC and other capitalized balances currently amortized in proportion to premiums or gross profits to be amortized on a constant level basis over the expected term for all long-duration insurance contracts. DAC will not be subject to loss recognition testing but will be reduced when actual lapse experience exceeds expected experience.
The new guidance is effective for financial statements issued for reporting periods beginning after December 15, 2022 and restatement of prior periods presented is required. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented.
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI and does not anticipate the financial statement impact of adopting the new guidance to be material to the Company’s results of operations or financial position, assuming the dispositions of Allstate Life Insurance Company and Allstate Life Insurance Company of New York are completed.
First Quarter 2021 Form 10-Q 7

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended March 31,
	2021	2020
Numerator:

Net income from continuing operations	$2,406	$837
Less: Net loss attributable to noncontrolling interest	(6)	—
Net income from continuing operations attributable to Allstate	2,412	837
Less: Preferred stock dividends	27	36
Net income from continuing operations applicable to common shareholders	2,385	801
Loss from discontinued operations, net of tax	(3,793)	(288)
Net (loss) income applicable to common shareholders	$(1,408)	$513

Denominator:

Weighted average common shares outstanding	302.5	317.4
Effect of dilutive potential common shares:
Stock options	2.5	3.3
Restricted stock units (non-participating) and performance stock awards	1.4	1.7
Weighted average common and dilutive potential common shares outstanding	306.4	322.4

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$7.88	$2.52
Discontinued operations	(12.53)	(0.90)
Total	$(4.65)	$1.62

Diluted
Continuing operations	$7.78	$2.48
Discontinued operations	(12.38)	(0.89)
Total	$(4.60)	$1.59

Anti-dilutive options excluded from diluted earnings per common share	2.2	0.8

8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 3	Acquisition and Dispositions
Acquisition
On January 4, 2021, the Company completed the acquisition of National General Holdings Corp. (“National General”), an insurance holding company serving customers predominantly through independent agents for property and casualty and accident and health products.
National General provides personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, health and other niche insurance products. This acquisition will increase the Company’s market share in personal property-liability and enhance its independent agent distribution platform.

Assets and liabilities recognized in acquisition (1)
($ in millions)	January 4, 2021
Assets
Investments	$4,957
Cash	402
Premiums and other receivables, net	1,545
Deferred acquisition costs (value of business acquired)	317
Reinsurance recoverables, net	1,219
Intangible assets	1,199
Other assets	734
Goodwill (2)	980
Total assets	11,353

Liabilities
Reserve for property and casualty insurance claims and claims expense	2,774
Reserve for future policy benefits	189
Unearned premiums	2,245
Reinsurance payable	364
Debt (3)	592
Deferred tax liabilities	177
Other liabilities	701
Total liabilities	$7,042
(1)The amounts reflect preliminary allocation of assets acquired and liabilities assumed. The acquisition date fair values of assets and liabilities, including insurance reserves and intangible assets, as well as the related estimated useful lives of intangibles, are preliminary estimates and are subject to revisions within one year of acquisition date.
(2)$616 million, $29 million and $335 million of goodwill were allocated to the Allstate Protection, Protection Services and Allstate Health and Benefits segments, respectively, and is non-deductible for income tax purposes. Goodwill is primarily attributable to expected synergies and future growth opportunities.
(3)Subsequent to the acquisition, the Company repaid $100 million of 7.625% Subordinated Notes and $72 million of Subordinated Debentures on February 3, 2021 and March 15, 2021, respectively. The Company had principal balance remaining of $417 million 6.750% Senior Notes due 2024 as of March 31, 2021, including a purchase accounting fair value adjustment of $67 million.

Intangible assets by type
($ in millions)	January 4, 2021
Distribution and customer relationships	$795
Trade names	102
Licenses	97
Technology and other	205
Total	$1,199
Intangible assets (reported in other assets in the Condensed Consolidated Statements of Financial Position), consist of capitalized costs, primarily of the estimated fair value of distribution, and customer relationships, trade names and licenses, technology and other assets. The estimated useful lives of these assets generally range from 3 to 10 years.
The estimated fair value of distribution and customer relationship intangible assets was determined using an income approach that considered cash flows and profits expected to be generated by the acquired relationships, a weighted-average cost of capital discount rate reflecting the relative risk of achieving the anticipated cash flows, profits, the time value of money, and other relevant inputs. Technology and trade names were valued using estimated useful lives and market licensing rates discounted at a weighted-average cost of capital. Licenses are primarily insurance licenses which were valued using the median value of market transactions executed over an extended observation period.
Licenses are considered to have an indefinite useful life and are reviewed for impairment at least annually or more frequently if circumstances arise that indicate an impairment may have occurred. An impairment is recognized if the carrying amount of the asset exceeds its estimated fair value.
First Quarter 2021 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Intangible assets are carried at cost less accumulated amortization. Amortization expense is primarily calculated using accelerated amortization methods. Amortization expense on intangible assets was $23 million for the first three months of 2021 and we expect to recognize $228 million of amortization expense for the remainder of 2021.

Estimated amortization expense of National General intangible assets for the next five years and thereafter
($ in millions)
2022	$218
2023	185
2024	135
2025	103
2026	70
Thereafter	140
Total amortization	$851
Value of business acquired (reported in DAC in the Condensed Consolidated Statements of Financial Position) recognized in connection with the acquisition of National General represents the value of future profits expected to be earned over the lives of the contracts acquired determined using a weighted-average cost of capital discount and other relevant assumptions. These costs are amortized over the policy term of the contracts in force at the acquisition date, generally over six or twelve months. The value of business acquired asset recognized in connection with the National General acquisition totaled $317 million; the most significant portion relates to insurance contracts in the Allstate Protection segment. Amortization expense of the value of business acquired was $134 million for the first three months of 2021 and we expect to record an additional $183 million in 2021.
Other fair value purchase accounting adjustments included an increase in reserves of $74 million, a $13 million reduction to investments that were not held at fair value, and a net increase in current and deferred tax liabilities of $98 million.
Preferred stock Subsequent to the acquisition, the Company redeemed all outstanding shares of 7.50% Non-Cumulative Preferred Stock, Series A, par value $0.01 per share, all outstanding Depositary shares, representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series B, and the underlying shares of 7.50% Non-Cumulative Preferred Stock, Series B, par value $0.01 per share, and all outstanding shares of Fixed/Floating Rate Non-Cumulative Convertible Preferred Stock, Series D, par value $0.01 per share for a total redemption payment of $250 million.
Transactions costs (reported in operating costs and expenses in the Condensed Consolidated Statements of Operations) of $22 million related to the acquisition were expensed as incurred in the Corporate and Other segment.
Dispositions
On January 26, 2021, the Company entered into a Stock Purchase Agreement with Everlake US Holdings Company (formerly Antelope US Holdings Company), an affiliate of an investment fund associated with The Blackstone Group Inc. to sell Allstate Life Insurance Company and certain affiliates for approximately $2.8 billion in cash.
On March 29, 2021, the Company entered into a Stock Purchase Agreement with Wilton Reassurance Company to sell Allstate Life Insurance Company of New York for $220 million in cash.
A loss on disposition of approximately $4 billion, after-tax, was recorded in the first quarter of 2021 related to these transactions. The loss on disposition is related to the run-off annuity segment, whose returns have been low. The ultimate amount of the loss on sale will be impacted by purchase price adjustments associated with certain pre-close transactions specified in the stock purchase agreements, changes in statutory capital and surplus prior to the closing date and the closing date equity of the sold entities determined under GAAP, excluding unrealized gains and losses. The transactions are expected to close in the second half of 2021, subject to regulatory approvals and other customary closing conditions.
In the first quarter of 2021, the assets and liabilities of the business are reclassified as held for sale and results are presented as discontinued operations. This change was applied on a retrospective basis.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Financial results from discontinued operations
	Three months ended March 31,
($ in millions)	2021	2020
Revenues
Life premiums and contract charges	$340	$335
Net investment income	439	175
Realized capital gains (losses)	79	(300)
Total revenues	858	210

Costs and expenses
Life contract benefits	410	360
Interest credited to contractholder funds	85	123
Amortization of DAC	36	36
Operating costs and expenses	55	61
Restructuring and related charges	19	1
Total costs and expenses	605	581

Amortization of deferred gain on reinsurance	2	1

Income (loss) from discontinued operations before income tax expense	255	(370)

Income tax expense (benefit)	50	(82)

Income (loss) from discontinued operations, net of tax	205	(288)

Loss on disposition of operations	(4,418)	—
Income tax benefit	(420)	—
Loss on disposition, net of tax	(3,998)	—

Loss from discontinued operations, net of tax	$(3,793)	$(288)

Major classes of assets and liabilities to be transferred in transactions
($ in millions)	March 31, 2021	December 31, 2020
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $23,511 and $21,417)	$25,073	$23,789
Equity securities, at fair value (cost $1,191 and $1,113)	1,643	1,542
Mortgage loans, net	3,062	3,329
Limited partnership interests	1,942	3,046
Short-term, at fair value (amortized cost $1,652 and $993)	1,652	993
Other, net	936	1,998
Total investments	34,308	34,697
Cash	89	66
Deferred policy acquisitions costs	1,039	925
Reinsurance recoverables, net	1,982	2,005
Accrued investment income	248	229
Other assets	236	865
Separate accounts	3,339	3,344
Assets held for sale	41,241	42,131
Less: loss accrual	4,412	—
Total assets held for sale	$36,829	$42,131

Liabilities
Reserve for future policy benefits	$11,581	$11,740
Contractholder funds	16,112	16,356
Deferred income taxes	857	973
Other liabilities and accrued expenses	1,494	912
Separate accounts	3,339	3,344
Total liabilities held for sale	$33,383	$33,325
First Quarter 2021 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Cash flows from discontinued operations
	Three months ended March 31,
($ in millions)	2021	2020
Net cash provided by operating activities from discontinued operations	$64	$111
Net cash provided by investing activities from discontinued operations	88	85

Note 4	Reportable Segments
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability (previously Discontinued Lines and Coverages) segments and adjusted net income for the Protection Services, Allstate Health and Benefits (previously Allstate Benefits) and Corporate and Other segments.
National General results are included in the following segments:
•Property and casualty - Allstate Protection
•Accident and health - Allstate Health and Benefits
•Technology solutions - Protection Services
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses (“losses”), Shelter-in-Place Payback expense, amortization of DAC, operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges as determined using GAAP.
Adjusted net income is net income (loss) applicable to common shareholders, excluding:

• Realized capital gains and losses, except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in adjusted net income

• Pension and other postretirement remeasurement gains and losses
• Business combination expenses and amortization or impairment of purchased intangibles
• Income or loss from discontinued operations
• Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years

• Income tax expense or benefit on reconciling items
A reconciliation of these measures to net income (loss) applicable to common shareholders is provided below.

Reportable segments financial performance
	Three months ended March 31,
($ in millions)	2021	2020
Underwriting income (loss) by segment
Allstate Protection	$1,660	$1,351
Run-off Property-Liability	(3)	(3)

Adjusted net income (loss) by segment, after-tax
Protection Services	49	37
Allstate Health and Benefits	65	24
Corporate and Other	(123)	(107)

Reconciling items
Property-Liability net investment income	673	202
Realized capital gains (losses)	426	(162)
Pension and other postretirement remeasurement gains (losses)	310	(318)
Business combination expenses and amortization of purchased intangibles	(56)	(27)
Income tax expense on reconciling items	(622)	(196)
Total reconciling items	731	(501)

Loss from discontinued operations	(4,163)	(370)
Income tax benefit from discontinued operations	370	82
Total from discontinued operations	$(3,793)	$(288)

Less: Net loss attributable to noncontrolling interest	(6)	—

Net (loss) income applicable to common shareholders	$(1,408)	$513
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended March 31,
	2021	2020
Property-Liability
Insurance premiums
Auto	$6,809	$6,155
Homeowners	2,392	2,037
Other personal lines	505	471
Commercial lines	190	218
Allstate Protection	9,896	8,881
Run-off Property-Liability	—	—
Total Property-Liability insurance premiums	9,896	8,881
Other revenue	385	213
Net investment income	673	202
Realized capital gains (losses)	404	(103)
Total Property-Liability	11,358	9,193

Protection Services
Protection plans	260	206
Roadside assistance	47	51
Finance and insurance products	104	97
Intersegment premiums and service fees (1)	41	38
Other revenue (2)	90	52
Net investment income	10	10
Realized capital gains (losses)	10	(24)
Total Protection Services	562	430

Allstate Health and Benefits
Employer voluntary benefits	263	282
Group health	83	—
Individual accident and health	109	—
Other revenue	80	—
Net investment income	19	20
Realized capital gains (losses)	2	(14)
Total Allstate Health and Benefits	556	288

Corporate and Other
Net investment income	6	14
Realized capital gains (losses)	10	(21)
Total Corporate and Other	16	(7)

Intersegment eliminations (1)	(41)	(38)
Consolidated revenues	$12,451	$9,866
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.
(2)Other revenue is primarily related to Arity, Allstate Identity Protection, Allstate Dealer Services, and Allstate Protection Plans.

First Quarter 2021 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition

($ in millions)	March 31, 2021	December 31, 2020
Fixed income securities, at fair value	$40,594	$42,565
Equity securities, at fair value	3,154	3,168
Mortgage loans, net	902	746
Limited partnership interests	6,367	4,563
Short-term investments, at fair value	6,017	6,807
Other, net	3,042	1,691
Total	$60,076	$59,540

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
March 31, 2021
U.S. government and agencies	$3,103	$26	$(19)	$3,110
Municipal	7,226	310	(36)	7,500
Corporate	27,145	1,045	(187)	28,003
Foreign government	977	16	(8)	985
ABS	934	11	(2)	943
MBS	52	1	—	53
Total fixed income securities	$39,437	$1,409	$(252)	$40,594

December 31, 2020
U.S. government and agencies	$2,058	$50	$(1)	$2,107
Municipal	7,100	480	(2)	7,578
Corporate	29,057	1,986	(26)	31,017
Foreign government	921	37	—	958
ABS	840	9	(3)	846
MBS	58	1	—	59
Total fixed income securities	$40,034	$2,563	$(32)	$42,565

Scheduled maturities for fixed income securities
($ in millions)	March 31, 2021
	Amortized cost, net	Fair value
Due in one year or less	$1,279	$1,291
Due after one year through five years	18,216	18,810
Due after five years through ten years	13,464	13,818
Due after ten years	5,492	5,679
	38,451	39,598
ABS and MBS	986	996
Total	$39,437	$40,594
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended March 31,
	2021	2020
Fixed income securities	$301	$298
Equity securities	14	10
Mortgage loans	10	9
Limited partnership interests	378	(77)
Short-term investments	1	11
Other	41	31
Investment income, before expense	745	282
Investment expense	(37)	(36)
Net investment income	$708	$246

Realized capital gains (losses) by asset type
($ in millions)	Three months ended March 31,
	2021	2020
Fixed income securities	$183	$374
Equity securities	164	(510)
Mortgage loans	6	(10)
Limited partnership interests	4	(86)
Derivatives	11	78
Other	58	(8)
Realized capital gains (losses)	$426	$(162)

Realized capital gains (losses) by transaction type
($ in millions)	Three months ended March 31,
	2021	2020
Sales	$246	$388
Credit losses	2	(37)
Valuation of equity investments (1)	167	(591)
Valuation and settlements of derivative instruments	11	78
Realized capital gains (losses)	$426	$(162)
(1)Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended March 31,
	2021	2020
Gross realized gains	$245	$435
Gross realized losses	(64)	(59)
The following table presents the net pre-tax appreciation (decline) recognized in net income of equity securities and limited partnership interests carried at fair value that are still held as of March 31, 2021 and 2020, respectively.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended March 31,
	2021	2020
Equity securities	$125	$(417)
Limited partnership interests carried at fair value	141	(28)
Total	$266	$(445)
First Quarter 2021 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income
($ in millions)	Three months ended March 31,
	2021	2020
Assets
Fixed income securities:
Corporate	$1	$(1)
ABS	1	—
MBS	—	(1)
Total fixed income securities	2	(2)
Mortgage loans	6	(9)
Limited partnership interests	—	(5)
Other investments
Bank loans	(6)	(20)
Total credit losses by asset type	$2	$(36)

Liabilities
Commitments to fund commercial mortgage loans, bank loans and agent loans	—	(1)
Total	$2	$(37)

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2021		Gains	Losses
Fixed income securities	$40,594	$1,409	$(252)	$1,157
Short-term investments	6,017	—	—	—
Derivative instruments	—	—	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships (1)				(1)
Investments classified as held for sale				1,562
Unrealized net capital gains and losses, pre-tax				2,715
Amounts recognized for:
Insurance reserves (2)				(358)
DAC and DSI (3)				(228)
Reclassification of noncontrolling interest				4
Amounts recognized				(582)
Deferred income taxes				(453)
Unrealized net capital gains and losses, after-tax				$1,680

December 31, 2020
Fixed income securities	$42,565	$2,563	$(32)	$2,531
Short-term investments	6,807	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships				(1)
Investments classified as held for sale				2,369
Unrealized net capital gains and losses, pre-tax				4,896
Amounts recognized for:
Insurance reserves				(496)
DAC and DSI				(364)
Amounts recognized				(860)
Deferred income taxes				(856)
Unrealized net capital gains and losses, after-tax				$3,180
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.
(2)The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at lower interest rates, resulting in a premium deficiency. This adjustment primarily relates to structured settlement annuities with life contingencies (a type of immediate fixed annuity), which are now classified as held for sale.
(3)The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. This adjustment relates to life insurance products, which are now primarily classified as held for sale.
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Change in unrealized net capital gains (losses)
($ in millions)	Three months ended March 31, 2021
Fixed income securities	$(1,374)
Short-term investments	—
Derivative instruments	—
EMA limited partnerships	—
Investments classified as held for sale	(807)
Total	(2,181)
Amounts recognized for:
Insurance reserves	138
DAC and DSI	136
Reclassification of noncontrolling interest	4
Amounts recognized	278
Deferred income taxes	403
Decrease in unrealized net capital gains and losses, after-tax	$(1,500)

Carrying value for limited partnership interests
($ in millions)	March 31, 2021			December 31, 2020
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$3,935	$1,295	$5,230	$2,667	$988	$3,655
Real estate	816	68	884	623	74	697
Other (1)	253	—	253	211	—	211
Total (2)	$5,004	$1,363	$6,367	$3,501	$1,062	$4,563
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
(2)Carrying value for limited partnership interests as of March 31, 2021 includes certain investments which were classified as assets held for sale as of December 31, 2020 and transferred to continuing operations in the first quarter of 2021.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of March 31, 2021 and December 31, 2020, the fair value of short-term investments totaled $6.02 billion and $6.81 billion, respectively.
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

Other investments by asset type
($ in millions)	March 31, 2021	December 31, 2020
Bank loans, net	$1,260	$772
Real estate	871	659
Policy loans	164	181
Agent loans, net	607	—
Derivatives	22	20
Other	118	59
Total (1)	$3,042	$1,691
(1)Other investments as of March 31, 2021 includes certain real estate, agent loans and other investments which were classified as assets held for sale as of December 31, 2020 and transferred to continuing operations in the first quarter of 2021.
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
First Quarter 2021 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $322 million and $351 million as of March 31, 2021 and December 31, 2020 and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
	Three months ended March 31,
($ in millions)	2021	2020
Beginning balance	$(3)	$—
Credit losses on securities for which credit losses not previously reported	—	(4)
Net decreases related to credit losses previously reported	2	—
Reduction of allowance related to sales	—	—
Ending balance (1) (2)	$(1)	$(4)
(1)Allowance for fixed income securities as of March 31, 2021 comprised $1 million of ABS. Allowance for fixed income securities as of March 31, 2020 comprised $1 million and $3 million of corporate bonds and MBS, respectively.
(2)Includes $1 million and $2 million of credit loss allowance for fixed income securities that are classified as held for sale as of March 31, 2021 and 2020, respectively.

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2021
Fixed income securities
U.S. government and agencies	108	$2,084	$(19)	—	$—	$—	$(19)
Municipal	804	1,398	(36)	1	5	—	(36)
Corporate	1,003	6,715	(176)	25	121	(11)	(187)
Foreign government	64	289	(8)	—	—	—	(8)
ABS	15	79	(2)	13	50	—	(2)
MBS	15	2	—	55	—	—	—
Total fixed income securities	2,009	$10,567	$(241)	94	$176	$(11)	$(252)
Investment grade fixed income securities	1,821	$9,206	$(207)	69	$67	$(1)	$(208)
Below investment grade fixed income securities	188	1,361	(34)	25	109	(10)	(44)
Total fixed income securities	2,009	$10,567	$(241)	94	$176	$(11)	$(252)

December 31, 2020
Fixed income securities
U.S. government and agencies	26	$215	$(1)	—	$—	$—	$(1)
Municipal	43	116	(2)	—	—	—	(2)
Corporate	107	730	(21)	14	46	(5)	(26)
Foreign government	7	7	—	—	—	—	—
ABS	21	157	(2)	12	43	(1)	(3)
MBS	11	—	—	57	—	—	—
Total fixed income securities	215	$1,225	$(26)	83	$89	$(6)	$(32)
Investment grade fixed income securities	146	$855	$(8)	66	$45	$—	$(8)
Below investment grade fixed income securities	69	370	(18)	17	44	(6)	(24)
Total fixed income securities	215	$1,225	$(26)	83	$89	$(6)	$(32)

Gross unrealized losses by unrealized loss position and credit quality as of March 31, 2021
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(207)	$(34)	$(241)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(1)	(10)	(11)
Total unrealized losses	$(208)	$(44)	$(252)
(1)Below investment grade fixed income securities include $30 million that have been in an unrealized loss position for less than twelve months.
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

First Quarter 2021 Form 10-Q 19

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
As of March 31, 2021, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. As of March 31, 2021, accrued interest totaled $4 million, $3 million and $2 million for mortgage loans, bank loans and agent loans, respectively. As of December 31, 2020, accrued interest totaled $2 million and $3 million for mortgage loans and bank loans, respectively.
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
20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
($ in millions)	March 31, 2021							December 31, 2020
	2016 and prior	2017	2018	2019	2020	Current	Total	Total
Below 1.0	$15	$—	$—	$—	$—	$—	$15	$—
1.0 - 1.25	29	—	13	23	10	—	75	46
1.26 - 1.50	105	36	24	130	—	—	295	201
Above 1.50	134	45	119	166	67	—	531	507
Amortized cost before allowance	$283	$81	$156	$319	$77	$—	$916	$754
Allowance							(14)	(8)
Amortized cost, net							$902	$746
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of March 31, 2021 and December 31, 2020.

Rollforward of credit loss allowance for mortgage loans
	Three months ended March 31,
($ in millions)	2021	2020
Beginning balance	$(67)	$(3)
Cumulative effect of change in accounting principle	—	(42)
Net decreases (increases) related to credit losses	22	(40)
Write-offs	—	—
Ending balance (1)	$(45)	$(85)
(1)Includes $31 million and $68 million of credit loss allowance for mortgage loans that are classified as held for sale as of March 31, 2021 and 2020, respectively.
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

Bank loans amortized cost by credit rating and year of origination
($ in millions)	March 31, 2021							December 31, 2020
	2016 and prior	2017	2018	2019	2020	Current	Total	Total
BBB	$—	$5	$7	$11	$8	$29	$60	$38
BB	9	22	30	42	36	172	311	168
B	13	68	86	77	139	389	772	456
CCC and below	11	28	32	55	27	13	166	161
Amortized cost before allowance	$33	$123	$155	$185	$210	$603	$1,309	$823
Allowance							(49)	(51)
Amortized cost, net							$1,260	$772

First Quarter 2021 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended March 31,
	2021	2020
Beginning balance	$(67)	$—
Cumulative effect of change in accounting principle	—	(53)
Net increases related to credit losses	(2)	(27)
Reduction of allowance related to sales	9	1
Write-offs	—	—
Ending balance (1)	$(60)	$(79)
(1)Includes $11 million and $22 million of credit loss allowance for bank loans that are classified as held for sale as of March 31, 2021 and 2020, respectively.
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
As of March 31, 2021, 85% of agent loans balance represents the top three highest credit quality categories. The allowance for agent loans totaled $6 million as of March 31, 2021. Agent loans were all classified as assets held for sale as of December 31, 2020 and transferred to continuing operations in the first quarter of 2021.

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
22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
•Assets held for sale: Comprise U.S. government and agencies, municipal, corporate, foreign government, ABS and MBS fixed income securities, equity securities, short-term investments and other investments. The valuation is based on the respective asset type as described above.
First Quarter 2021 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

•Liabilities held for sale: Comprise other liabilities, mainly free-standing exchange listed derivatives, that are not actively traded and are valued based on quoted prices for identical instruments in markets that are not active.
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
•Other investments: Certain OTC derivatives, such as interest rate caps, certain credit default swaps and certain options (including swaptions), are valued using models that are widely accepted in the financial services industry. These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility. Other primary inputs include interest rate yield curves and credit spreads, and quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.
•Assets held for sale: Comprise municipal, corporate, ABS and MBS fixed income securities and equity securities. The valuation is based on the respective asset type as described above.
•Liabilities held for sale: Comprise derivatives embedded in certain life and annuity contracts which are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities. The models primarily use stochastically determined cash flows based on the contractual elements of embedded derivatives, projected option cost and applicable market data, such as interest rate yield curves and equity index volatility assumptions. These are categorized as Level 3 as a result of the significance of non-market observable inputs.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of March 31, 2021, the Company has commitments to invest $274 million in these limited partnership interests.
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	March 31, 2021
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$3,074	$36	$—		$3,110
Municipal	—	7,482	18		7,500
Corporate - public	—	18,818	43		18,861
Corporate - privately placed	—	9,037	105		9,142
Foreign government	—	985	—		985
ABS	—	864	79		943
MBS	—	30	23		53
Total fixed income securities	3,074	37,252	268		40,594
Equity securities	2,318	426	410		3,154
Short-term investments	3,530	2,487	—		6,017
Other investments	—	39	3	$(17)	25
Other assets	1	—	—		1
Assets held for sale	6,380	25,319	170	(7)	31,862
Total recurring basis assets	15,303	65,523	851	(24)	81,653
Total assets at fair value	$15,303	$65,523	$851	$(24)	$81,653
% of total assets at fair value	18.7%	80.3%	1.0%	—%	100.0%

Investments reported at NAV					1,363
Assets held for sale at NAV					562
Total					$83,578
Liabilities
Other liabilities	$(1)	$(21)	$—	$13	$(9)
Liabilities held for sale	—	(97)	(463)	4	(556)
Total recurring basis liabilities	(1)	(118)	(463)	17	(565)
Total liabilities at fair value	$(1)	$(118)	$(463)	$17	$(565)
% of total liabilities at fair value	0.2%	20.9%	81.9%	(3.0)%	100.0%

First Quarter 2021 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	December 31, 2020
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$2,061	$45	$—		$2,106
Municipal	—	7,562	17		7,579
Corporate - public	—	21,885	67		21,952
Corporate - privately placed	—	9,002	63		9,065
Foreign government	—	958	—		958
ABS	—	794	52		846
MBS	—	32	27		59
Total fixed income securities	2,061	40,278	226		42,565
Equity securities	2,468	396	304		3,168
Short-term investments	6,549	223	35		6,807
Other investments	—	29	—	$(9)	20
Other assets	1	—	—		1
Assets held for sale	6,488	23,103	267	(6)	29,852
Total recurring basis assets	17,567	64,029	832	(15)	82,413
Total assets at fair value	$17,567	$64,029	$832	$(15)	$82,413
% of total assets at fair value	21.3%	77.7%	1.0%	—%	100.0%

Investments reported at NAV					1,062
Assets held for sale at NAV					762
Total					$84,237
Liabilities
Other liabilities	$—	$(34)	$—	$18	$(16)
Liabilities held for sale	—	(119)	(516)	9	(626)
Total recurring basis liabilities	—	(153)	(516)	27	(642)
Total liabilities at fair value	$—	$(153)	$(516)	$27	$(642)
% of total liabilities at fair value	—%	23.8%	80.4%	(4.2)%	100.0%

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements (1)
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2021
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(435)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.83%

December 31, 2020
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(483)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.80%
(1)These were included in the liabilities held for sale as of March 31, 2021 and December 31, 2020.

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2021 and December 31, 2020, Level 3 fair value measurements of fixed income securities total $268 million and $226 million, respectively, and include $62 million and $69 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $15 million and $18 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2021
	Balance as of December 31, 2020	Total gains (losses) included in:		Transfers		Transfers to (from) held for sale					Balance as of March 31, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$—	$—	$—	$—	$—	$3	$—	$—	$(2)	$18
Corporate - public	67	1	(3)	—	—	(6)	17	(33)	—	—	43
Corporate - privately placed	63	—	(1)	10	(7)	13	27	—	—	—	105
ABS	52	—	—	—	(32)	—	59	—	—	—	79
MBS	27	—	—	—	—	—	—	(4)	—	—	23
Total fixed income securities	226	1	(4)	10	(39)	7	106	(37)	—	(2)	268
Equity securities	304	16	—	—	—	92	5	(7)	—	—	410
Short-term investments	35	—	—	—	—	—	—	—	—	(35)	—
Other investments	—	—	—	—	—	—	3	—	—	—	3
Assets held for sale	267	1	—	3	(8)	(99)	11	(3)	—	(2)	170
Total recurring Level 3 assets	832	18	(4)	13	(47)	—	125	(47)	—	(39)	851
Liabilities
Liabilities held for sale	(516)	55	—	—	—	—	—	—	(8)	6	(463)
Total recurring Level 3 liabilities	$(516)	$55	$—	$—	$—	$—	$—	$—	$(8)	$6	$(463)

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2020
	Balance as of December 31, 2019	Total gains (losses) included in:		Transfers						Balance as of March 31, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$22	$—	$(1)	$—	$—	$—	$(1)	$—	$(1)	$19
Corporate - public	36	—	—	—	—	—	—	—	—	36
Corporate - privately placed	32	—	—	—	—	1	—	—	—	33
ABS	49	—	—	26	(49)	33	—	—	(27)	32
MBS	35	—	—	—	—	—	—	—	—	35
Total fixed income securities	174	—	(1)	26	(49)	34	(1)	—	(28)	155
Equity securities	255	(17)	—	—	—	1	—	—	—	239
Short-term investments	25	—	—	—	—	25	—	—	—	50
Assets held for sale	284	(12)	(1)	—	(25)	—	(10)	—	(3)	233
Total recurring Level 3 assets	738	(29)	(2)	26	(74)	60	(11)	—	(31)	677
Liabilities
Liabilities held for sale	(462)	48	—	—	—	—	—	(8)	5	(417)
Total recurring Level 3 liabilities	$(462)	$48	$—	$—	$—	$—	$—	$(8)	$5	$(417)

Total Level 3 gains (losses) included in net income
	Three months ended March 31,
($ in millions)	2021	2020
Net investment income	$(1)	$(14)
Realized capital gains (losses)	18	(3)
First Quarter 2021 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three months ended March 31, 2021 and 2020 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
Transfers out of Level 3 during the three months ended March 31, 2021 and 2020 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of March 31,
($ in millions)	Three months ended March 31,
	2021	2020
Assets
Fixed income securities:
Corporate - public	$1	$—
Corporate - privately placed	—	—
Total fixed income securities	1	—
Equity securities	$16	$(17)
Assets held for sale	1	(12)
Total recurring Level 3 assets	$18	$(29)
Liabilities
Liabilities held for sale	$55	$48
Total recurring Level 3 liabilities	55	48
Total included in net income	$73	$19

Components of net income
Net investment income	$(1)	$(14)
Realized capital gains (losses)	18	(3)

Assets
Municipal	$—	$(1)
Corporate - public	(3)	—
Corporate - privately placed	(1)	—
Assets held for sale	—	(1)
Changes in unrealized net capital gains and losses reported in OCI	$(4)	$(2)

Financial instruments not carried at fair value
($ in millions)		March 31, 2021		December 31, 2020
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$902	$948	$746	$792
Bank loans	Level 3	1,260	1,286	772	803
Agent loans	Level 3	607	606	—	—
Assets held for sale	Level 3	3,278	3,484	4,206	4,440

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$33	$35	$—	$—
Long-term debt	Level 2	7,577	9,046	7,825	9,489
Liability for collateral	Level 2	1,096	1,096	914	914
Liabilities held for sale (2)	Level 3	8,099	8,950	8,130	9,424
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.
(2)Includes certain liabilities for collateral measured at Level 2 fair value as of March 31, 2021 and December 31, 2020.
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
Assets and liabilities held for sale Asset-liability management is a risk management practice that is principally employed by the life and annuity business to balance the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Fixed income index total return swaps are used to offset valuation losses in the portfolio during periods of declining market values. Credit default swaps are typically used to mitigate the credit risk within the life and annuity fixed income portfolios. Futures and options are used for hedging the equity exposure contained in equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, the Company uses equity index total return swaps, options and futures to offset valuation losses in the equity portfolio during periods of declining equity market values. Foreign currency swaps and forwards are primarily used to reduce the foreign currency risk associated with holding foreign currency denominated investments.
The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide returns linked to equity indices to contractholders.
First Quarter 2021 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of March 31, 2021
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	614	$—	$—	$—
Equity and index contracts
Options	Other investments	n/a	59	4	4	—
Futures	Other assets	n/a	1,142	1	1	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	$100	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	20	n/a	—	—	—
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	33	n/a	(2)	—	(2)
Credit default swaps – selling protection	Other investments	900	n/a	18	18	—
Assets held for sale		15	2,485	155	155	—
Total asset derivatives		$1,818	4,300	$176	$178	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Futures	Other liabilities & accrued expenses	n/a	3,560	$(1)	$—	$(1)
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	215	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$543	n/a	5	17	(12)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	100	n/a	(7)	—	(7)
Credit default swaps – selling protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Liabilities held for sale		2,340	2,670	(553)	7	(560)
Total liability derivatives		2,988	6,445	(556)	$24	$(580)
Total derivatives		$4,806	10,745	$(380)
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2020
($ in millions, except number of contracts)		Volume
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	290	$—	$—	$—
Equity and index contracts
Options	Other investments	n/a	56	6	6	—
Futures	Other assets	n/a	905	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	$291	n/a	4	9	(5)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	60	n/a	(3)	—	(3)
Credit default swaps – selling protection	Other investments	750	n/a	13	13	—
Assets held for sale		158	3,189	185	189	(4)
Total asset derivatives		$2,009	4,440	$206	$218	$(12)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	705	$—	$—	$—
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	666	—	—	—
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	$50	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	250	n/a	(9)	1	(10)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	638	n/a	(16)	—	(16)
Credit default swaps – selling protection	Other liabilities & accrued expenses	4	n/a	—	—	—
Liabilities held for sale		2,240	2,737	(630)	1	(631)
Total liability derivatives		3,182	4,108	(655)	$2	$(657)
Total derivatives		$5,191	8,548	$(449)

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2021
Asset derivatives	$17	$(19)	$2	$—	$—	$—
Liability derivatives	(15)	19	(6)	(2)	—	(2)

December 31, 2020
Asset derivatives	$10	$(9)	$—	$1	$—	$1
Liability derivatives	(19)	9	9	(1)	—	(1)
(1)All OTC derivatives are subject to enforceable master netting agreements.
First Quarter 2021 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains (losses)	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2021
Interest rate contracts	$(1)	$—	$(1)
Equity and index contracts	(2)	16	14
Foreign currency contracts	10	—	10
Credit default contracts	4	—	4
Total	$11	$16	$27

Three months ended March 31, 2020
Interest rate contracts	$35	$—	$35
Equity and index contracts	33	(45)	(12)
Foreign currency contracts	25	—	25
Credit default contracts	(10)	—	(10)
Total return swaps - fixed income	(9)	—	(9)
Total return swaps - equity index	4	—	4
Total	$78	$(45)	$33
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of March 31, 2021, counterparties pledged $10 million in collateral to the Company, and the Company pledged $6 million in cash and securities to counterparties which includes $4 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position.
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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	March 31, 2021				December 31, 2020
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$189	$8	$—	1	$186	$4	$—
A	1	149	2	—	—	—	—	—
Total	2	$338	$10	$—	1	$186	$4	$—
(1)    Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)    Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of March 31, 2021, the Company pledged $54 million and received $12 million in the form of margin deposits.
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
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

($ in millions)	March 31, 2021	December 31, 2020
Gross liability fair value of contracts containing credit-risk-contingent features	$13	$19
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(7)	(6)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(4)	(13)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$—

First Quarter 2021 Form 10-Q 33

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

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2021
Single name
Corporate debt	$—	$—	$—	$—	$5	$5	$—
Index
Corporate debt	7	14	179	610	90	900	18
Total	$7	$14	$179	$610	$95	$905	$18

December 31, 2020
Single name
Corporate debt	$—	$—	$—	$—	$4	$4	$—
Index
Corporate debt	6	12	156	492	84	750	13
Total	$6	$12	$156	$492	$88	$754	$13
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
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 8	Variable Interest Entities
Consolidated VIEs, of which the Company is the primary beneficiary, include Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together “Reciprocal Exchanges”). The Reciprocal Exchanges are insurance carriers organized as unincorporated associations. The Company does not own the equity of the Reciprocal Exchanges, which is owned by their respective policyholders.
The Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges. In addition, the Company holds surplus notes that provide capital to the Reciprocal Exchanges and would absorb any expected losses. The Company is therefore the primary beneficiary.
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company. The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $45 million of earned premiums in the first quarter of 2021.

Assets and liabilities of consolidated VIEs
($ in millions)	March 31, 2021
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $286)	$281
Short-term, at fair value (amortized cost $61)	61
Investments	342
Cash	8
Premium installment and other receivables, net	43
Reinsurance recoverables, net	112
Other assets	109
Total assets	614
Liabilities
Reserve for property and casualty insurance claims and claims expense	223
Unearned premiums	189
Other liabilities and expenses	229
Total liabilities	$641
First Quarter 2021 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
Because reserves are estimates of unpaid portions of losses that have occurred, including incurred but not reported (“IBNR”) losses, the establishment of appropriate reserves, including reserves for catastrophes, Run-off Property-Liability and reinsurance and indemnification recoverables, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates.
The highest degree of uncertainty is associated with reserves for losses incurred in the initial reporting period as it contains the greatest proportion of losses that have not been reported or settled. The Company also has uncertainty in the Run-off Property-Liability reserves that are based on events long since passed and are complicated by lack of historical data, legal interpretations, unresolved legal issues and legislative intent based on establishment of facts.
The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported in property and casualty insurance claims and claims expense in the Condensed Consolidated Statements of Operations in the period such changes are determined.
Management believes that the reserve for property and casualty insurance claims and claims expense, net of recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the Condensed Consolidated Statements of Financial Position based on available facts, laws and regulations.
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Three months ended March 31,
($ in millions)	2021	2020
Balance as of January 1	$27,610	$27,712
Less recoverables (1)	(7,033)	(6,912)
Net balance as of January 1	20,577	20,800
National General acquisition as of January 4, 2021	1,797	—
Incurred claims and claims expense related to:
Current year	6,284	5,333
Prior years	(241)	8
Total incurred	6,043	5,341
Claims and claims expense paid related to:
Current year	(2,541)	(2,352)
Prior years	(3,731)	(3,554)
Total paid	(6,272)	(5,906)
Net balance as of March 31	22,145	20,235
Plus recoverables	9,269	6,913
Balance as of March 31	$31,414	$27,148
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $590 million and $211 million in the three months ended March 31, 2021 and 2020, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Prior year reserve reestimates included in claims and claims expense (1)
	Three months ended March 31,
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2021	2020	2021 (2) (3)	2020	2021	2020
Auto	$(17)	$22	$(19)	$(9)	$(36)	$13
Homeowners	5	1	(208)	(8)	(203)	(7)
Other personal lines	—	(2)	(18)	(4)	(18)	(6)
Commercial lines	13	5	2	1	15	6
Run-off Property-Liability	1	2	—	—	1	2
Total prior year reserve reestimates	$2	$28	$(243)	$(20)	$(241)	$8
(1)Favorable reserve reestimates are shown in parentheses.
(2)Includes approximately $150 million of estimated recoveries related to Nationwide Aggregate Reinsurance Program cover for aggregate catastrophe losses occurring between April 1, 2020 and March 31, 2021, which primarily impacted homeowners reestimates.
(3)Includes approximately $110 million favorable subrogation settlements arising from the Woolsey wildfire, which primarily impacted homeowners reestimates.

First Quarter 2021 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Note 10	Reinsurance and indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended March 31,
	2021	2020
Property and casualty insurance premiums earned	$(508)	$(289)
Accident and health insurance premiums and contract charges	(24)	(3)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident and health insurance policy benefits
($ in millions)	Three months ended March 31,
	2021	2020
Property and casualty insurance claims and claims expense (1) (2)	$(1,593)	$(131)
Accident and health insurance policy benefits	(29)	(6)
(1)Includes approximately $955 million of ceded losses, net of approximately $75 million of reinstatement premiums, related to the Nationwide Reinsurance Program for the three months ended March 31, 2021.
(2)Includes $386 million and $47 million of ceded losses related to the Michigan Catastrophic Claims Association for the three months ended March 31, 2021 and 2020, respectively.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	March 31, 2021	December 31, 2020
Property and casualty
Paid and due from reinsurers and indemnitors	$256	$101
Unpaid losses estimated (including IBNR)	9,269	7,033
Total property and casualty	$9,525	$7,134

Allstate Health and Benefits	120	81
Total	$9,645	$7,215

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended March 31,
	2021	2020
Property and casualty (1) (2)
Beginning balance	$(59)	$(60)
(Increase) decrease in the provision for credit losses	(1)	1
Ending balance	$(60)	$(59)

Allstate Health and Benefits
Beginning balance	$(1)	$(1)
Increase in the provision for credit losses	—	—
Write-offs	—	—
Ending balance	$(1)	$(1)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 11	Capital Structure
Repayment of debt On March 29, 2021, the Company repaid, at maturity, $250 million of Floating Rate Senior Notes that bear interest at a floating rate equal to three-month LIBOR plus 0.43% per year.

Note 12	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $51 million and $4 million during the three months ended March 31, 2021 and 2020, respectively.
Restructuring expenses in 2021 are primarily due to Transformative Growth to optimize and simplify the Company’s operating model and cost structure and costs related to the future work environment.

In connection with Transformative Growth, the Company expects to incur restructuring and related charges totaling approximately $290 million, with $238 million recorded in 2020 and $17 million recorded in the first quarter of 2021.
In connection with the future work environment, the Company expects to incur restructuring and related charges, primarily for real estate exit costs totaling approximately $110 million with $33 million recognized in the first quarter of 2021.
These charges are primarily recorded in the Allstate Protection segment. The Company expects these actions will be completed in 2021.
Employee costs related to the Transformative Growth program include severance and employee benefits primarily impacting claims, sales, service and support functions. Exit costs reflect real estate costs primarily related to accelerated amortization of right of use assets and related leasehold improvements at facilities to be vacated.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2020	$72	$—	$72
Expense incurred	2	53	55
Adjustments to liability	(4)	—	(4)
Payments and non-cash charges	(29)	(53)	(82)
Restructuring liability as of March 31, 2021	$41	$—	$41
As of March 31, 2021, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $220 million for employee costs and $105 million for exit costs.

Note 13	Guarantees and Contingent Liabilities
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
First Quarter 2021 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Historically, the Company has not made any material payments pursuant to these obligations.
The aggregate liability balance related to all guarantees was not material as of March 31, 2021.
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
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $85 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. There is a pending class action, Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla. filed January 2019; appeal pending, 11th Circuit Court of Appeals), where the court denied class certification and plaintiff’s request to file a renewed motion for class certification. The Company is also defending litigation involving individual plaintiffs.
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
First Quarter 2021 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

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
The following cases are currently pending against the Company: Olberg v. Allstate Insurance Company, Allstate Fire and Casualty Insurance Company, and CCC Information Services, Inc. (W.D. Wash., filed April 2018); Bloomgarden v. Allstate Fire and Casualty Insurance Company (S.D. Fla., filed July 2018, dismissed August 2019, refiled on September 2019, remanded to 17th Judicial Circuit, Broward County October 2020); Erby v. Allstate Fire and Casualty Insurance Company (E.D. Pa., filed October 2018); Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D. N.Y., filed December 2018); Ryan v. Allstate Fire and Casualty Insurance Company (7th Judicial Circuit, Volusia County, Fla.; filed May 2019, dismissed and refiled October 2019); Durgin v. Allstate Property and Casualty Insurance Company (W.D. LA, filed June 7, 2019); Anderson v. Allstate Insurance Company (20th Judicial Circuit, Collier County, Fla.; filed August 2019); Cody v. Allstate Fire and Casualty Insurance Company and Allstate County Mutual Insurance Company (N.D. Tex., filed August 2019); Saad v. National General Insurance Company (Superior Ct., Los Angeles County, Cal.; filed May 2020); Williams v. Esurance Property and Casualty Insurance Company (C.D. Cal,; filed September 2020); Cotton v. Allstate Fire and Casualty Insurance Company (Cir. Ct. of Cook County, Chancery Div., Ill.; filed October 2020); Romaniak v. Esurance Property and Casualty Insurance Company (N.D. Ohio, filed December 2020); Keita v. Esurance Property and Casualty Insurance Company (17th Judicial Circuit, Broward County, Fla.; filed March 2021).
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
Biefeldt / IBEW Consolidated Action. Two separately filed stockholder derivative actions have been consolidated into a single proceeding that is pending in the Circuit Court for Cook County, Illinois, Chancery Division. The original complaint in the first-filed of those actions, Biefeldt v. Wilson, et al., was filed on August 3, 2017, in that court by a plaintiff alleging that she is a stockholder of the Company. On June 29, 2018, the court granted defendants’ motion to dismiss that complaint for failure to make a pre-suit demand on the Allstate Board but granted plaintiff permission to file an amended complaint. The original complaint in IBEW Local No. 98 Pension Fund v. Wilson, et al., was filed on April 12, 2018, in the same court by another plaintiff alleging to be a stockholder of the Company. After the court issued its dismissal decision in the Biefeldt action, plaintiffs agreed to consolidate the two actions and filed a consolidated amended complaint naming as defendants the Company’s chairman, president and chief executive officer, its former president, and certain present or former members of the board of directors. In that complaint, plaintiffs allege that the directors and officer defendants breached their fiduciary duties to the Company in connection with allegedly material misstatements or omissions concerning the Company’s automobile insurance claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015. The factual allegations are substantially similar to those at issue in In re The Allstate Corp. Securities Litigation. Plaintiffs further allege that a senior officer and several outside directors engaged in stock option exercises allegedly while in possession of material nonpublic information. Plaintiffs seek, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. Defendants moved to dismiss the consolidated complaint on September 24, 2018 for failure to make a demand on the Allstate Board. On May 14, 2019, the court granted defendants’ motion to dismiss the complaint, but allowed plaintiffs leave to file a second consolidated amended complaint which they filed on September 17, 2019. Defendants moved to dismiss the complaint on November 1, 2019 for failure to make a demand on the Allstate Board. The court subsequently requested supplemental briefing on the motion which concluded on February 1, 2021. On February 24, 2021, the court dismissed the second amended consolidated complaint with prejudice. Plaintiffs filed a notice of appeal on March 26, 2021.
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
42 www.allstate.com

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
Mims v. Wilson, et al., is an additional stockholder derivative action filed on February 12, 2020 in the United States District Court for the Northern District of Illinois. Plaintiff alleges that she previously made a demand on the Allstate board of directors and seeks, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former vice chairman, and certain present or former members of the board of directors. The complaint alleges breaches of fiduciary duty and unjust enrichment based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. On February 20, 2020, the Allstate board of directors appointed a special committee to investigate the allegations in plaintiff’s demand. The Company moved to dismiss the complaint on August 24, 2020 and on December 8, 2020, the court granted defendants’ motion, and dismissed the complaint with prejudice. On January 5, 2021, plaintiff filed a motion to alter the judgment and requested leave to file an amended complaint and defendants opposed the motion. On February 10, 2021, the court denied plaintiff’s motion to alter the judgment. No appeal was filed.
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
The parties concluded briefing Daubert motions on April 22, 2021.
First Quarter 2021 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

Note 14	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended March 31,
($ in millions)	2021	2020
Pension benefits
Service cost	$26	$28
Interest cost	46	56
Expected return on plan assets	(117)	(104)
Amortization of prior service credit	(13)	(14)
Costs and expenses	(58)	(34)
Remeasurement of projected benefit obligation	(512)	(116)
Remeasurement of plan assets	221	434
Remeasurement (gains) losses	(291)	318
Pension net (benefit) cost	$(349)	$284

Postretirement benefits
Service cost	$—	$1
Interest cost	2	3
Amortization of prior service credit	(6)	(1)
Costs and expenses	(4)	3
Remeasurement of projected benefit obligation	(19)	—
Remeasurement of plan assets	—	—
Remeasurement (gains) losses	(19)	—
Postretirement net (benefit) cost	$(23)	$3

Pension and postretirement benefits
Costs and expenses	$(62)	$(31)
Remeasurement (gains) losses	(310)	318
Total net (benefit) cost	$(372)	$287
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

Pension and postretirement benefits remeasurement gains and losses
	Three months ended March 31,
($ in millions)	2021	2020
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$(417)	$(36)
Other assumptions	(114)	(80)
Remeasurement of plan assets (gains) losses	221	434
Remeasurement (gains) losses	$(310)	$318
Remeasurement gains for the first quarter of 2021 primarily related to an increase in the discount rate and changes in actuarial assumptions, partially offset by unfavorable asset performance compared to the expected return on plan assets.
The weighted average discount rate used to measure the benefit obligation increased to 3.13% at March 31, 2021 compared to 2.51% at December 31, 2020 resulting in gains for the first quarter of 2021.
Remeasurement gains for other assumptions in the first quarter of 2021 are primarily related to an increase in the long-term lump sum interest rate, partially offset by a remeasurement loss from an increase in the long-term cash balance interest crediting rate.
For the first quarter of 2021, the actual return on plan assets was lower than the expected return due to higher market yields resulting in lower fixed income valuations partially offset by strong equity performance.

44 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 15	Supplemental Cash Flow Information
Non-cash investing activities include $14 million and $20 million related to mergers and exchanges completed with equity securities for the three months ended March 31, 2021 and 2020, respectively.
Non-cash financing activities include $50 million and $51 million related to the issuance of Allstate common shares for vested equity awards for the three months ended March 31, 2021 and 2020, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $46 million and $39 million for the three months ended March 31, 2021 and 2020, respectively.
Non-cash operating activities include $103 million and $31 million related to right-of-use (“ROU”) assets obtained in exchange for lease obligations for the three months ended March 31, 2021 and 2020, respectively.
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

($ in millions)	Three months ended March 31,
	2021	2020
Net change in proceeds managed
Net change in short-term investments	$(183)	$370
Operating cash flow (used) provided	(183)	370
Net change in cash	1	—
Net change in proceeds managed	$(182)	$370

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of period	$(914)	$(1,298)
Liabilities for collateral, end of period	(1,096)	(928)
Operating cash flow provided (used)	$182	$(370)

Note 16	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended March 31,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,718)	$364	$(1,354)	$(1,433)	$303	$(1,130)
Less: reclassification adjustment of realized capital gains and losses	185	(39)	146	287	(60)	227
Unrealized net capital gains and losses	(1,903)	403	(1,500)	(1,720)	363	(1,357)
Unrealized foreign currency translation adjustments	43	(9)	34	(49)	10	(39)
Unamortized pension and other postretirement prior service credit (1)	(19)	4	(15)	6	(2)	4
Other comprehensive (loss) income	$(1,879)	$398	$(1,481)	$(1,763)	$371	$(1,392)
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
First Quarter 2021 Form 10-Q 45

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2021, the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial position of The Allstate Corporation and subsidiaries as of December 31, 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended prior to the reclassification for the discontinued operations described in Note 3 to the accompanying interim financial information (not presented herein); and in our report dated February 19, 2021, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 3 that were applied to reclassify the December 31, 2020 consolidated statement of financial position of The Allstate Corporation and subsidiaries (not presented herein) for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position in deriving the accompanying retrospectively adjusted consolidated statement of financial position as of December 31, 2020.
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
May 5, 2021
46 www.allstate.com

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and related notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation annual report on Form 10-K for 2020, filed February 19, 2021.
Further analysis of our insurance segments is provided in the Property-Liability Operations and Segment Results sections, including Allstate Protection and Run-off Property-Liability (previously Discontinued Lines and Coverages), Protection Services and Allstate Health and Benefits (previously Allstate Benefits), of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which the chief operating decision maker reviews financial performance and makes decisions about the allocation of resources.
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
We have been proactive in protecting the health and safety of our employees and agents, while delivering on our commitment to protect our customers. We executed business continuity plans, maximized work from home, expanded use of virtual tools to allow for safe claims handling, provided financial relief to employees experiencing financial hardship, developed exposure escalation protocols and a return to office framework.
The magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers, including the availability, utilization rate and effectiveness of vaccines, to mitigate health risks create significant uncertainty. We continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the length and severity of the pandemic or its impact to our operations, but the effects could be material.
We supported our customers in 2020 during the Coronavirus pandemic by providing Shelter-in-Place Payback, Allstate Special Payment plan, free Allstate Identity Protection and extended personal auto insurance for commercial purposes.
The following sections summarize the potential impacts of the Coronavirus on our operations, each of our segments and investments that may continue, emerge, evolve or accelerate in 2021. This list is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to the impacts of the Coronavirus on our first quarter of 2021 results.
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
Allstate Health and Benefits
•Decreased accident injury claims and deferral of non-essential medical procedures, reducing accident, hospital and critical illness product exposure, partially offset by increased claim cost exposure for our life products
•Decreased sales and increased policy lapses due to higher employee turnover, business closures and employee layoffs and furloughs
First Quarter 2021 Form 10-Q 47

Investments
•Impact on the market values, liquidity and valuations of fixed income and equity securities and performance-based investments as well as changes in the expected pace of funding performance-based and loan commitments
•Negative impact on fixed income securities in certain sectors such as energy, automotive, retail, travel, lodging and airlines
•Returns of our municipal bond portfolio may be impacted as state and local government budgets are strained by the costs of responding to the Coronavirus and reduced tax revenues
Corporate Strategy
Our strategy has two components: increase personal property-liability market share and expand protection offerings by leveraging the Allstate brand, customer base and other core capabilities.
Transformative Growth is about creating business models, capabilities and culture to build growth businesses that deliver affordable, simple and connected protection solutions for consumers.
In the personal property-liability businesses this has four key components:
•Expanding customer access
•Improving customer value
•Increasing marketing sophistication and investment
•Building new technology applications
The protection businesses are being expanded by leveraging enterprise capabilities and resources such as distribution, brand, analytics, claims, investment expertise, talent and capital.
Enhancing Strategic Position in the Independent Agent Channel On January 4, 2021, we completed the acquisition of National General Holdings Corp. (“National General”), significantly enhancing our strategic position in the independent agency channel. The transaction will increase our market share in personal property-liability by over one percentage point and enhance our independent agent-facing technology. It will significantly expand our distribution footprint, leading us to be a top five personal lines carrier in the independent agency distribution channel.
As part of the acquisition, Allstate Independent Agency and Encompass organizations will be integrated into National General by:
•Migrating Encompass policyholders and business operations to National General and retiring Encompass’s technology
•Transitioning Allstate Independent Agent new business to National General as mid-market products roll out
Discontinued Operations and Held for Sale During the first quarter of 2021, we announced the pending sales of Allstate Life Insurance Company (“ALIC”), Allstate Life Insurance Company of New York (“ALNY”) and certain affiliates for $3.0 billion in cash. We expect to discontinue sales of proprietary life insurance products during the second quarter of 2021. A loss on disposition of approximately $4 billion, after-tax, was recorded in the first quarter of 2021 related to these transactions. The transactions are expected to close in the second half of 2021, subject to regulatory approvals and other customary closing conditions. In the first quarter of 2021, the assets and liabilities of the business are reclassified as held for sale and results are presented as discontinued operations. This change was applied on a retrospective basis.
See Note 3 of the condensed consolidated financial statements for further information.
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability segments and adjusted net income for the Protection Services, Allstate Health and Benefits and Corporate and Other segments.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expense (“losses”), Shelter-in-Place Payback expense, amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze profitability.
Adjusted net income is net income (loss) applicable to common shareholders, excluding:

• Realized capital gains and losses except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with realized capital gains and losses but included in adjusted net income

• Pension and other postretirement remeasurement gains and losses
• Business combination expenses and the amortization or impairment of purchased intangibles
• Income or loss from discontinued operations
• Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years

• Income tax expense or benefit on reconciling items
48 www.allstate.com

Highlights

Consolidated net income
($ in millions)

Consolidated net loss applicable to common shareholders was $1.41 billion in the first quarter of 2021 compared to income of $513 million the first quarter of 2020 primarily due to a loss from discontinued operations. Partially offsetting were net realized capital gains in 2021 compared to losses in 2020, higher Allstate Protection underwriting income and pension and other postretirement gains in 2021 compared to losses in 2020.

For the twelve months ended March 31, 2021, return on Allstate common shareholders’ equity was 15.1%, a decrease of 2.9 points from 18.0% for the twelve months ended March 31, 2020.

Total revenue
($ in millions)

Total revenue increased 26.2% to $12.45 billion in the first quarter of 2021 compared to the same period of 2020, driven by an 11.6% increase in property and casualty insurance premiums earned, net realized capital gains in 2021 compared to losses in 2020 and higher net investment income.
Insurance premiums earned increased in Property-Liability, primarily due to the acquisition of National General, and higher premiums in Protection Services.

Net investment income
($ in millions)

Net investment income increased 187.8% to $708 million in the first quarter of 2021 compared to the same period of 2020, primarily due to increases in performance-based income results, mainly from limited partnerships.

Financial highlights
Investments totaled $60.08 billion as of March 31, 2021, increasing from $59.54 billion as of December 31, 2020.
Allstate shareholders’ equity As of March 31, 2021, Allstate shareholders’ equity was $26.82 billion. This included $4.21 billion in deployable assets at the parent holding company level comprising cash and investments that are generally saleable within one quarter.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $81.08, an increase of 16.4% from $69.67 as of March 31, 2020, and a decrease of 11.4% from $91.50 as of December 31, 2020.
Return on average Allstate common shareholders’ equity For the twelve months ended March 31, 2021, return on Allstate common shareholders’ equity was 15.1%, a decrease of 2.9 points from 18.0% for the twelve months ended March 31, 2020. The decrease was primarily due to lower net income applicable to common shareholders for the trailing twelve-month period ended March 31, 2021 and an increase in average Allstate common shareholders’ equity.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement gains of $310 million in the first quarter of 2021 primarily related to an increase in the discount rate and changes in actuarial assumptions, partially offset by unfavorable asset performance compared to the expected return on plan assets.
First Quarter 2021 Form 10-Q 49

Summarized consolidated financial results

	Three months ended March 31,
($ in millions)	2021	2020
Revenues
Property and casualty insurance premiums	$10,307	$9,235
Accident and health insurance premiums and contract charges	455	282
Other revenue	555	265
Net investment income	708	246
Realized capital gains (losses)	426	(162)
Total revenues	12,451	9,866

Costs and expenses
Property and casualty insurance claims and claims expense	(6,043)	(5,341)
Shelter-in-Place Payback expense	—	(210)
Accident and health insurance policy benefits and interest credited to contractholder funds	(242)	(150)
Amortization of deferred policy acquisition costs	(1,523)	(1,365)
Operating, restructuring and interest expenses	(1,868)	(1,423)
Pension and other postretirement remeasurement gains (losses)	310	(318)
Amortization of purchased intangibles	(53)	(28)
Total costs and expenses	(9,419)	(8,835)

Income from operations before income tax expense	3,032	1,031

Income tax expense	(626)	(194)

Net income from continuing operations	2,406	837

Loss from discontinued operations, net of tax	(3,793)	(288)

Net (loss) income	(1,387)	549

Less: Net loss attributable to noncontrolling interest	(6)	—

Net (loss) income attributable to Allstate	(1,381)	549

Preferred stock dividends	(27)	(36)

Net (loss) income applicable to common shareholders	$(1,408)	$513
Segment highlights
Allstate Protection underwriting income was $1.66 billion in the first quarter of 2021, an increase of $309 million from $1.35 billion in the first quarter of 2020. The increase was related to underwriting income from the acquisition of National General and favorable auto non-catastrophe losses, partially offset by higher catastrophe losses.
Catastrophe losses were $590 million in the first quarter of 2021 compared to $211 million in the first quarter of 2020.
Premiums written increased 13.7% to $9.77 billion in the first quarter of 2021 compared to the same period of 2020, reflecting the acquisition of National General.
Protection Services adjusted net income was $49 million in the first quarter of 2021 compared to $37 million in the first quarter of 2020. The increase was primarily due to Allstate Protection Plans growth and the acquisition of LeadCloud and Transparent.ly. These favorable impacts were partially offset by restructuring charges at Allstate Identity Protection related to resizing of our facilities due to changes to our future work environment.
Allstate Health and Benefits adjusted net income was $65 million in the first quarter of 2021 compared to $24 million in the first quarter of 2020. The increase was primarily due to the acquisition of National General’s group health and individual accident and health business, which resulted in higher premiums and contract charges and the addition of other revenue, partially offset by higher policy benefits and operating costs and expenses.
Premiums and contract charges increased 61.3% to $455 million in the first quarter of 2021 compared to the same period of 2020, primarily due to the addition of group health and individual accident and health business.

50 www.allstate.com

Property-Liability Operations

Property-Liability Operations
Overview Property-Liability operations consist of two reportable segments: Allstate Protection and Run-off Property-Liability. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.
We do not allocate Property-Liability investment income, realized capital gains and losses, or assets to the Allstate Protection and Run-off Property-Liability segments. Management reviews assets at the Property-Liability level for decision-making purposes.
GAAP operating ratios are used to measure our profitability to enhance an investor’s understanding of our financial results and are calculated as follows:
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
We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between periods.
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
•Effect of Run-off Property-Liability business on combined ratio: the ratio of claims and claims expense and operating costs and expenses in Run-off Property-Liability segment to Property-Liability premiums earned.

Premium measures and statistics are used to analyze our premium trends and are calculated as follows:
•PIF: Policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy. Commercial lines PIF counts for shared economy agreements typically reflect contracts that cover multiple rather than individual drivers.
•New issued applications: Item counts of automobile or homeowner insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate brand.
•Average premium-gross written (“average premium”): Gross premiums written divided by issued item count. Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals. Average premiums represent the appropriate policy term for each line.
•Renewal ratio: Renewal policy item counts issued during the period, based on contract effective dates, divided by the total policy item counts issued generally 6 months prior for auto or 12 months prior for homeowners.
Frequency and severity statistics, which are influenced by driving patterns, inflation and other factors, are provided to describe the trends in loss costs. Our reserving process incorporates changes in loss patterns, operational statistics and changes in claims reporting processes to determine our best estimate of recorded reserves. We use the following statistics to evaluate losses:
•Gross claim frequency is calculated as annualized notice counts, excluding counts associated with catastrophe events, received in the period divided by the average of PIF with the applicable coverage during the period. Gross claim frequency includes all actual notice counts, regardless of their current status (open or closed) or their ultimate disposition (closed with a payment or closed without payment).
•Paid claim severity is calculated by dividing the sum of paid losses and loss expenses by claims closed with a payment during the period.
•Percent change in frequency or severity statistics is calculated as the amount of increase or decrease in the paid or gross claim frequency or severity in the current period compared to the same period in the prior year divided by the prior year gross claim frequency or paid claim severity.
First Quarter 2021 Form 10-Q 51

Property-Liability Operations

Underwriting results
	Three months ended March 31,
($ in millions, except ratios)	2021	2020
Premiums written	$9,768	$8,592
Premiums earned	$9,896	$8,881
Other revenue	385	213
Claims and claims expense	(5,945)	(5,251)
Shelter-in-Place Payback expense	—	(210)
Amortization of DAC	(1,303)	(1,167)
Other costs and expenses	(1,344)	(1,114)
Restructuring and related charges (1)	(32)	(4)
Underwriting income	$1,657	$1,348

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$833	$231
Catastrophe reserve reestimates (2)	(243)	(20)
Total catastrophe losses	$590	$211

Non-catastrophe reserve reestimates (2)	2	28
Prior year reserve reestimates (2)	(241)	8

GAAP operating ratios
Loss ratio	60.1	59.1
Expense ratio (3)	23.2	25.7
Combined ratio	83.3	84.8
Effect of catastrophe losses on combined ratio	6.0	2.4
Effect of prior year reserve reestimates on combined ratio	(2.4)	0.1
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(2.5)	(0.2)
Effect of amortization of purchased intangibles on combined ratio	0.1	—
Effect of restructuring and related charges on combined ratio (3)	0.3	—
Effect of Shelter-in-Place Payback expense on combined and expense ratios	—	2.4
Effect of Run-off Property-Liability business on combined ratio	0.1	—
(1)Restructuring and related charges for the first quarter of 2021 primarily related to Transformative Growth and future work environment. See Note 12 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
52 www.allstate.com

Allstate Protection Segment Results
Allstate Protection Segment
Allstate Protection consists of the Allstate brand, National General and Answer Financial. The Encompass brand was combined into National General in the first quarter of 2021 and results prior to 2021 reflect Encompass brand results only.

Underwriting results
	Three months ended March 31,
($ in millions)	2021	2020
Premiums written	$9,768	$8,592
Premiums earned	$9,896	$8,881
Other revenue	385	213
Claims and claims expense	(5,944)	(5,249)
Shelter-in-Place Payback expense	—	(210)
Amortization of DAC	(1,303)	(1,167)
Other costs and expenses	(1,342)	(1,113)
Restructuring and related charges	(32)	(4)
Underwriting income	$1,660	$1,351
Catastrophe losses	$590	$211
Underwriting income increased 22.9% or $309 million in the first quarter of 2021 compared to the first quarter of 2020 primarily due to underwriting income from the acquisition of National General and favorable auto non-catastrophe losses, partially offset by higher catastrophe losses.

Underwriting income (loss) by brand and by line of business
	Three months ended March 31,
	Allstate brand		National General		Allstate Protection
($ in millions)	2021	2020	2021	2020	2021	2020
Auto (1)	$1,203	$659	$124	$(2)	$1,327	$657
Homeowners (2)	262	567	6	14	268	581
Other personal lines	25	88	8	2	33	90
Commercial lines	(2)	5	—	—	(2)	5
Other business lines (3)	27	17	—	—	27	17
Answer Financial	—	—	—	—	7	1
Total	$1,515	$1,336	$138	$14	$1,660	$1,351
(1)2021 results include National General commercial lines insurance products.
(2)2021 results include National General packaged policies, which include auto and other personal lines insurance products.
(3)Other business lines now include revenue and direct operating expenses for distribution of non-proprietary life and annuity products.
First Quarter 2021 Form 10-Q 53

Segment Results Allstate Protection
Premium measures and statistics include PIF, new issued applications, average premiums and renewal ratio to analyze our premium trends. Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

Premiums written and earned by brand and by line of business
	Three months ended March 31,
($ in millions)	Allstate brand		National General		Allstate Protection
Premiums written	2021	2020	2021	2020	2021	2020
Auto	$6,060	$6,091	$952	$118	$7,012	$6,209
Homeowners	1,727	1,645	356	87	2,083	1,732
Other personal lines	437	413	39	17	476	430
Commercial lines	197	221	—	—	197	221
Total premiums written	$8,421	$8,370	$1,347	$222	$9,768	$8,592
Reconciliation of premiums written to premiums earned:
Increase (decrease) in unearned premiums (1)					$(280)	$370
Other					408	(81)
Total premiums earned					$9,896	$8,881
Auto	6,014	6,020	795	135	6,809	6,155
Homeowners	2,008	1,936	384	101	2,392	2,037
Other personal lines	469	451	36	20	505	471
Commercial lines	190	218	—	—	190	218
Total premiums earned	$8,681	$8,625	$1,215	$256	$9,896	$8,881
(1)2021 results include unearned premiums related to acquisition of National General.

Policies in force by brand and by line of business
	Allstate brand		National General		Allstate Protection
PIF (thousands)	2021	2020	2021	2020	2021	2020
Auto	21,824	21,826	3,629	485	25,453	22,311
Homeowners	6,427	6,360	663	230	7,090	6,590
Other personal lines	4,483	4,385	291	75	4,774	4,460
Commercial lines	214	224	111	—	325	224
Total	32,948	32,795	4,694	790	37,642	33,585
Auto insurance premiums written increased 12.9% or $803 million in the first quarter of 2021 compared to the first quarter of 2020, primarily due to the following factors:
•Acquisition of National General
•Increased new issued applications in the Allstate brand direct channel driven by increased advertising and higher close ratio
•Decreased Allstate brand average premium from approved rate decreases, reflecting the decline in auto miles driven and lower expenses
–In the first quarter of 2021, we had rate decreases of approximately 2%
•PIF increased 14.1% or 3,142 thousand to 25,453 thousand as of March 31, 2021 compared to March 31, 2020 due to the acquisition of National General

Auto premium measures and statistics
	Three months ended March 31,
	2021	2020	Change
New issued applications (thousands)
Agency channel	651	672	(3.1)%
Direct channel	278	209	33.0%
Allstate brand	929	881	5.4%
National General	542	16	NM
Total new issued applications	1,471	897	64.0%

Allstate brand average premium	$607	$616	(1.5)%
Allstate brand renewal ratio (%)	86.7	87.4	(0.7)

54 www.allstate.com

Allstate Protection Segment Results
Homeowners insurance premiums written increased 20.3% or $351 million in the first quarter of 2021 compared to the first quarter of 2020, primarily due to the acquisition of National General, higher average premiums, including both rate changes and inflation in insured home valuations, and Allstate brand’s new issued applications growth.

Homeowners premium measures and statistics
	Three months ended March 31,
	2021	2020	Change
New issued applications (thousands)
Agency channel	204	191	6.8%
Direct channel	16	13	23.1%
Allstate brand	220	204	7.8%
National General	22	8	NM
New issued applications	242	212	14.2%

Allstate brand average premium	$1,360	$1,310	3.8%
Allstate brand renewal ratio (%)	87.0	87.6	(0.6)
Other personal lines premiums written increased 10.7% or $46 million in the first quarter of 2021 compared to the first quarter of 2020. The increase was primarily due to the acquisition of National General and increases in condominiums, personal umbrella and renters premiums for Allstate brand.
Commercial lines premiums written decreased 10.9% or $24 million in the first quarter of 2021 compared to the first quarter of 2020. The decrease was primarily due to lower miles driven in our shared economy business related to the impacts of the Coronavirus. PIF for the shared economy agreements typically reflect contracts that cover multiple insureds as opposed to individual insureds.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2021	2020	2021	2020	2021	2020
Three months ended March 31,
Auto	57.2	62.2	23.3	27.1	80.5	89.3
Impact of Shelter-in-Place Payback expense	—	—	—	3.4	—	3.4
Homeowners	64.9	48.9	23.9	22.6	88.8	71.5
Other personal lines	68.1	54.4	25.4	26.5	93.5	80.9
Commercial lines	78.4	78.4	22.7	19.3	101.1	97.7

Total	60.0	59.1	23.2	25.7	83.2	84.8
Impact of amortization of purchased intangibles	—	—	0.1	—	0.1	—
Impact of restructuring and related charges	—	—	0.3	—	0.3	—
Impact of Shelter-in-Place Payback expense	—	—	—	2.4	—	2.4
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2021	2020	2021	2020	2021	2020	2021	2020
Three months ended March 31,
Auto	57.2	62.2	0.4	0.2	(0.5)	0.2	(0.3)	(0.2)
Homeowners	64.9	48.9	20.7	9.0	(8.5)	(0.3)	(8.7)	(0.4)
Other personal lines	68.1	54.4	11.5	2.8	(3.6)	(1.3)	(3.6)	(0.8)
Commercial lines	78.4	78.4	4.2	0.9	7.9	2.8	1.0	0.5
Total	60.0	59.1	6.0	2.4	(2.5)	0.1	(2.5)	(0.2)
(1) The ten-year average effect of catastrophe losses on the total combined ratio was 6.1 points in the first quarter of 2021.

First Quarter 2021 Form 10-Q 55

Segment Results Allstate Protection
Auto loss ratio decreased 5.0 points in the first quarter of 2021 compared to the same period of 2020, primarily due to favorable frequency and higher premiums earned, partially offset by increased severity.

Allstate brand auto property damage frequency and severity statistics (excluding catastrophe losses)
Three months ended March 31, 2021
(% change year-over-year)
Gross claim frequency	(18.8)%
Paid claim severity	5.5
The impacts of the Coronavirus affect frequency and severity statistics including:
•Shelter-in-place restrictions, social distancing requirements, limits on large gatherings and events, and restrictions on non-essential businesses as these become more or less strict
•Unemployment levels
•Reduced commuting activity
•Paid claims settlement rates as the low frequency environment creates capacity to settle claims faster
•Driving behavior (e.g., speed, time of day) impacting mix of claim types
•Labor and part cost increases
•Changes in limits purchased
•Court system variability in both timing and magnitude of claim settlement
Property damage gross claim frequency decreased in the first quarter of 2021 compared to the same period of 2020 due to factors including:
•Declines in auto miles driven, particularly during peak commuting hours
•Declines in gross claim frequency compared to the prior year moderated since the second quarter of 2020, reflecting an increase in miles driven as shelter-in-place restrictions were lifted in many states
Property damage paid claim severity increased in the first quarter of 2021 compared to the same period of 2020 due to factors including:
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
Bodily injury gross claim frequency was consistent with the trends noted in property damage. Bodily injury severity trends increased at a rate above medical care inflation indices.

Homeowners loss ratio increased 16.0 points in the first quarter of 2021 compared to the first quarter of 2020, primarily due to higher catastrophe losses and increased claim frequency, partially offset by favorable catastrophe reserve reestimates driven by reinsurance and subrogation recoveries and increased premiums earned.

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
Three months ended March 31, 2021
(% change year-over-year)
Gross claim frequency	19.3%
Paid claim severity	1.4
Gross claim frequency increased in the first quarter of 2021 compared to 2020 primarily due to increases in wind/hail, water and fire. Paid claim severity increased in the first quarter of 2021 compared to the same period of 2020. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 13.7 points in the first quarter of 2021 compared to the first quarter of 2020, primarily due to higher catastrophe and non-catastrophe losses, partially offset by favorable catastrophe reserve reestimates and increased premiums earned.
Commercial lines loss ratio in the first quarter of 2021 was comparable to the same period of 2020 as favorable auto frequency was partially offset by decreased premiums earned.
Catastrophe losses increased 179.6% or $379 million to $590 million in the first quarter of 2021 compared to the first quarter of 2020. Losses before reinsurance, subrogation recoveries and taxes for the first quarter of 2021 totaled $1.67 billion and were partially offset by $1.08 billion in anticipated reinsurance and subrogation recoveries.
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

56 www.allstate.com

Allstate Protection Segment Results
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

Catastrophe losses by the type of event
	Three months ended March 31,
($ in millions)	Number of events	2021	Number of events	2020
Hurricanes/Tropical storms	—	$—	—	$—
Tornadoes	1	13	2	42
Wind/Hail	11	277	8	180
Wildfires	—	—	1	2
Freeze/other events	1	586	1	7
Prior year reserve reestimates		(91)		(20)
Prior year aggregate reinsurance cover		(152)		—
Current year aggregate reinsurance cover		(43)		—
Total catastrophe losses	13	$590	12	$211
Catastrophe reinsurance Our current catastrophe reinsurance program supports our risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes and earthquakes, net of reinsurance, exceeding $2 billion. We have completed the placement of portions of our 2021 catastrophe reinsurance program. The placement of the remainder of the program will be completed in the second quarter of 2021.
Similar to our 2020 program, our 2021 program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes and earthquakes.
The June 1, 2021 Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”) provides coverage up to $5.76 billion of loss less a $500 million retention and is subject to the percentage of reinsurance placed in each of its agreements. Property business in the state of Florida is excluded from this program. Separate reinsurance agreements address the distinct needs of our separately capitalized legal entities. The Nationwide Program includes reinsurance agreements with both the traditional and insurance linked securities (“ILS”) markets as described below:
The traditional market placement provides limits totaling $3.60 billion for losses arising out of multiple perils and is comprised of $3.25 billion of limits with one annual reinstatement of limits and two contracts combining $348 million of limits with one reinstatement of limits over two eight-year terms. In addition to Allstate and its affiliated companies covered under the 2020-2021 program, coverage also includes the National General Companies.
ILS placements provide $1.53 billion of limits, with no reinstatement of the limits, and are comprised of a $375 million placement reinsuring losses in all states except Florida caused by named storms, earthquakes and fire following earthquakes, severe thunderstorms, winter storms, wildfires, volcanic eruptions, and meteorite impacts and $150 million, $100 million, $500 million and $400 million placements reinsuring losses in all states except Florida caused by named storms, earthquakes and fire following earthquakes, severe weather, wildfires, and other naturally occurring or man-made events determined to be a catastrophe by the Company. The $100 million, $500 million and $400 million placements also provide that for each annual period beginning April 1, Allstate declared catastrophes to personal lines property and automobile business can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limit. Recoveries are limited to our ultimate net loss from the reinsured event. At the annual reset of the Sanders Re Catastrophe Bonds, National General was added as ceding companies.
The New Jersey agreement consists of one contract that reinsures personal lines property and automobile catastrophe losses caused by multiple perils in New Jersey and provides 32% of $400 million of limits in excess of provisional retentions of $150 million. This contract includes one annual reinstatement of limits. The New Jersey contract inures to portions of the Nationwide Program.
The Kentucky earthquake agreement comprises a three-year term contract that reinsures personal lines property losses caused by earthquakes and fire following earthquakes in Kentucky and provides $28 million of limits, 95% placed, in excess of a $2 million retention.
In addition, National General reciprocal reinsurance contracts placed prior to the January 4, 2021 acquisition remain effective through June 30, 2021. New contracts will be placed in the second quarter of 2021.
First Quarter 2021 Form 10-Q 57

Segment Results Allstate Protection
The total cost of our property catastrophe reinsurance programs during the first quarter of 2021 and 2020 were $113 million and $99 million, respectively. Catastrophe placement premiums are a reduction of premium with approximately 75% related to homeowners. The total cost of our catastrophe reinsurance programs during 2020 was $425 million or an average quarterly cost of $106 million.

Reserve reestimates were favorable in the first quarter of 2021 due to approximately $150 million of estimated recoveries related to our aggregate reinsurance cover and approximately $110 million of subrogation settlements arising from the Woolsey wildfire, partially offset by strengthening of reserves in commercial lines.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 9 of the condensed consolidated financial statements.

Reserve reestimates
	Three months ended March 31,
	Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2021	2020	2021	2020
Auto	$(36)	$13	(0.4)	0.2
Homeowners	(203)	(7)	(2.1)	(0.1)
Other personal lines	(18)	(6)	(0.2)	(0.1)
Commercial lines	15	6	0.2	0.1
Total Allstate Protection	$(242)	$6	(2.5)	0.1

Allstate brand	$(228)	$8	(2.4)	0.1
National General	(14)	(2)	(0.1)	—
Total Allstate Protection	$(242)	$6	(2.5)	0.1
(1)    Favorable reserve reestimates are shown in parentheses.
(2)    Ratios are calculated using Allstate Protection premiums earned.
Expense ratio decreased 2.5 points in the first quarter of 2021 compared to the same period of 2020, primarily due to the following:
•Higher premiums earned and expenses, including amortization of DAC and purchased intangibles, associated with the acquisition of National General

•Lower operating expenses and agent compensation, partially offset by increased advertising and restructuring and related charges
•Shelter-in-Place Payback in first quarter of 2020

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
($ in millions, except ratios)	2021	2020	Change
Amortization of DAC	$1,303	$1,167	$136
Advertising expense	312	200	112
Amortization of purchased intangibles	19	1	18
Other costs and expenses, net of other revenue	626	699	(73)
Restructuring and related charges	32	4	28
Shelter-in-Place Payback expense	—	210	(210)
Total underwriting expenses	$2,292	$2,281	$11

Premiums earned	$9,896	$8,881	$1,015

Expense ratio
Amortization of DAC	13.2	13.1	0.1
Advertising expense	3.2	2.3	0.9
Other costs and expenses	6.4	7.9	(1.5)
Subtotal	22.8	23.3	(0.5)
Amortization of purchased intangibles	0.1	—	0.1
Restructuring and related charges	0.3	—	0.3
Shelter-in-Place Payback expense	—	2.4	(2.4)
Total expense ratio	23.2	25.7	(2.5)
58 www.allstate.com

Run-off Property-Liability Segment Results
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended March 31,
	2021	2020
Claims and claims expense	$(1)	$(2)
Operating costs and expenses	(2)	(1)
Underwriting loss	$(3)	$(3)

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	March 31, 2021	December 31, 2020
Asbestos claims
Gross reserves	$1,181	$1,204
Reinsurance	(369)	(377)
Net reserves	812	827
Environmental claims
Gross reserves	244	249
Reinsurance	(42)	(43)
Net reserves	202	206
Other run-off claims
Gross reserves	432	435
Reinsurance	(60)	(60)
Net reserves	372	375
Total
Gross reserves	1,857	1,888
Reinsurance	(471)	(480)
Net reserves	$1,386	$1,408

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	March 31, 2021	December 31, 2020
Direct excess commercial insurance
Gross reserves	$993	$1,011
Reinsurance	(351)	(358)
Net reserves	642	653
Assumed reinsurance coverage
Gross reserves	625	636
Reinsurance	(56)	(58)
Net reserves	569	578
Direct primary commercial insurance
Gross reserves	158	160
Reinsurance	(63)	(63)
Net reserves	95	97
Other run-off business
Gross reserves	2	2
Reinsurance	—	—
Net reserves	2	2
Unallocated loss adjustment expenses
Gross reserves	79	79
Reinsurance	(1)	(1)
Net reserves	78	78
Total
Gross reserves	1,857	1,888
Reinsurance	(471)	(480)
Net reserves	$1,386	$1,408
First Quarter 2021 Form 10-Q 59

Segment Results Run-off Property-Liability

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	March 31, 2021		December 31, 2020
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	64%	36%	65%	35%
Ceded (2)	71	29	71	29
Assumed reinsurance coverage
Gross reserves	33	67	34	66
Ceded	31	69	35	65
Direct primary commercial insurance
Gross reserves	54	46	55	45
Ceded	78	22	79	21
(1)Approximately 67% of gross case reserves as of March 31, 2021 are subject to settlement agreements.
(2)Approximately 75% of ceded case reserves as of March 31, 2021 are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended March 31,
	2021	2020
Direct excess commercial insurance
Gross (1)	$18	$29
Ceded (2)	(8)	11
Assumed reinsurance coverage
Gross	11	9
Ceded	(2)	1
Direct primary commercial insurance
Gross	4	2
Ceded	(1)	1
(1) In the first quarter of 2021 74% of payments related to settlement agreements.
(2) In the first quarter of 2021 79% of payments related to settlement agreements.
Total net reserves as of March 31, 2021, included $693 million or 50% of estimated IBNR reserves compared to $695 million or 49% of estimated IBNR reserves as of December 31, 2020.
Total gross payments were $33 million for the first quarter of 2021, primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $13 million for the first quarter of 2021.

60 www.allstate.com

Protection Services Segment Results
Protection Services Segment
Protection Services include National General’s LeadCloud and Transparent.ly’s results within Arity starting in the first quarter of 2021. These businesses provide marketing and integration platforms connecting data buyers and sellers. Results prior to 2021 reflect historical Arity results only.

Summarized financial information
($ in millions)	Three months ended March 31,
	2021	2020
Premiums written	$583	$379

Revenues
Premiums	$411	$354
Other revenue	90	52
Intersegment insurance premiums and service fees (1)	41	38
Net investment income	10	10

Costs and expenses
Claims and claims expense	(103)	(92)
Amortization of DAC	(181)	(153)
Operating costs and expenses	(198)	(161)
Restructuring and related charges	(9)	—

Income tax expense on operations	(12)	(11)
Adjusted net income	$49	$37

Allstate Protection Plans	$45	$34
Allstate Dealer Services	8	7
Allstate Roadside	4	2
Arity	2	(3)
Allstate Identity Protection	(10)	(3)
Adjusted net income	$49	$37

Allstate Protection Plans	133,510	107,124
Allstate Dealer Services	3,996	4,096
Allstate Roadside	540	576
Allstate Identity Protection	2,702	1,932
Policies in force as of March 31 (in thousands)	140,748	113,728
(1)Primarily related to Arity and Allstate Roadside Services and are eliminated in our condensed consolidated financial statements.
Adjusted net income increased 32.4% or $12 million in the first quarter of 2021 compared to the first quarter of 2020, primarily due to Allstate Protection Plans growth and the acquisition of LeadCloud and Transparent.ly. These favorable impacts were partially offset by restructuring charges at Allstate Identity Protection related to resizing of our facilities due to changes to our future work environment.
Premiums written increased 53.8% or $204 million in the first quarter of 2021 compared to the first quarter of 2020, primarily due to growth at Allstate Protection Plans and increased premiums written by Allstate Dealer Services.

PIF increased 23.8% or 27 million in the first quarter of 2021 compared to the first quarter of 2020 due to continued growth at Allstate Protection Plans.
Other revenue increased 73.1% or $38 million in the first quarter of 2021 compared to the first quarter of 2020, reflecting the addition of LeadCloud and Transparent.ly.
Intersegment premiums and service fees increased 7.9% or $3 million in the first quarter of 2021 compared to the first quarter of 2020, primarily related to growth in automotive rescue services provided to Allstate brand through Allstate Roadside.

First Quarter 2021 Form 10-Q 61

Segment Results Protection Services
Claims and claims expense increased 12.0% or $11 million in the first quarter 2021 compared to the first quarter of 2020, primarily due to higher levels of claims at Allstate Protection Plans driven by growth of the business.
Amortization of DAC increased 18.3% or $28 million in the first quarter of 2021 compared to the first quarter of 2020. The increase is driven by the growth experienced at Allstate Protection Plans and Allstate Dealer Services.

Operating costs and expenses increased 23.0% or $37 million in the first quarter of 2021 compared to the first quarter of 2020, primarily due to higher operating costs at Arity due to the addition of LeadCloud and Transparent.ly and growth experienced at Allstate Protection Plans.
Restructuring and related charges increased $9 million in the first quarter of 2021 compared to the first quarter of 2020, primarily due to a facility closure at Allstate Identify Protection.
62 www.allstate.com

Allstate Health and Benefits Segment Results
Allstate Health and Benefits Segment
Allstate Health and Benefits results include National General’s accident and health business, starting in the first quarter of 2021. Results prior to 2021 reflect historical Allstate Benefits results only.

Summarized financial information
	Three months ended March 31,
($ in millions)	2021	2020
Revenues
Accident and health insurance premiums and contract charges	$455	$282
Other revenue	80	—
Net investment income	19	20

Costs and expenses
Accident and health insurance policy benefits	(233)	(141)
Interest credited to contractholder funds	(9)	(9)
Amortization of DAC	(39)	(45)
Operating costs and expenses	(190)	(75)

Income tax expense on operations	(18)	(8)
Adjusted net income	$65	$24

Benefit ratio (1)	51.2	50.0

Employer voluntary benefits (2)	3,983	4,309
Group health (3)	115	—
Individual accident and health (4)	424	—
Policies in force as of March 31 (in thousands)	4,522	4,309
(1)Benefit ratio is calculated as accident and health insurance policy benefits divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products sold to employers for use by their employees.
(4)Individual accident and health includes short-term medical and supplemental products sold directly to individuals.
Adjusted net income increased $41 million in the first quarter of 2021 compared to the first quarter of 2020, primarily due to the acquisition of National General’s group health and individual accident and health business, which resulted in higher premiums and contract charges and the addition of other revenue, partially offset by higher policy benefits and operating costs and expenses.
Premiums and contract charges increased 61.3% or $173 million in the first quarter of 2021 compared to the same period of 2020, primarily due to the addition of group health and individual accident and health business.

Premiums and contract charges by line of business
	Three months ended March 31,
($ in millions)	2021	2020
Employer voluntary benefits	$263	$282
Group health	83	—
Individual accident and health	109	—
Premiums and contract charges	$455	$282
Other revenue increased $80 million in the first quarter of 2021 compared to the same period of 2020, reflecting National General’s commission revenue, group health administrative fees, agency fees and technology fees.
Accident and health insurance policy benefits increased 65.2% or $92 million in the first quarter of 2021 compared to the same period of 2020, primarily due to the addition of the group health and individual accident and health products, partially offset by lower claim experience on employer voluntary benefit products driven by limited activities and deferral of non-essential medical procedures from the Coronavirus.
Benefit ratio increased to 51.2 in the first quarter of 2021 compared to 50.0 in the same period of 2020, primarily due to a higher benefit ratio associated with group health products added in the first quarter of 2021, partially offset by lower policy benefits for employer voluntary benefits reflecting the impacts of the Coronavirus and a lower benefit ratio associated with individual accident and health products added in the first quarter of 2021.
Amortization of DAC decreased 13.3% or $6 million in the first quarter of 2021 compared to the same periods of 2020, primarily due to lower health product lapses for employer voluntary benefits.
First Quarter 2021 Form 10-Q 63

Segment Results Allstate Health and Benefits

Operating costs and expenses
	Three months ended March 31,
($ in millions)	2021	2020
Non-deferrable commissions	$74	$26
General and administrative expenses	116	49
Total operating costs and expenses	$190	$75
Operating costs and expenses increased $115 million in the first quarter of 2021 compared to the first quarter of 2020, primarily due to the addition of the group health and individual accident and health business.
Analysis of reserves

Reserve for future policy benefits
($ in millions)	March 31, 2021	December 31, 2020
Traditional life insurance	$294	$299
Accident and health insurance	924	729
Reserve for future policy benefits	$1,218	$1,028

64 www.allstate.com

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	March 31, 2021
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$35,702	$1,488	$1,696	$1,708	$40,594
Equity securities (3)	2,573	125	76	380	3,154
Mortgage loans, net	763	—	139	—	902
Limited partnership interests	6,367	—	—	—	6,367
Short-term investments (4)	3,504	245	81	2,187	6,017
Other, net	2,876	—	164	2	3,042
Total	$51,785	$1,858	$2,156	$4,277	$60,076
Percent to total	86.2%	3.1%	3.6%	7.1%	100.0%

Market-based	$44,218	$1,858	$2,156	$4,275	$52,507
Performance-based	7,567	—	—	2	7,569
Total	$51,785	$1,858	$2,156	$4,277	$60,076
(1)    Balances reflect the elimination of related party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $34.70 billion, $1.45 billion, $1.63 billion, $1.66 billion and $39.44 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of March 31, 2021, was $499 million in excess of cost. These net gains were primarily concentrated in equity index funds and the banking and technology sectors. Equity securities include $802 million of funds with underlying investments in fixed income securities as of March 31, 2021.
(4)    Short-term investments are carried at fair value.
Investments totaled $60.08 billion as of March 31, 2021, increasing from $59.54 billion as of December 31, 2020, primarily due to positive operating cash flows, partially offset by common share repurchases, lower fixed income valuations and dividends paid to shareholders.
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
Low interest rate environment  In April 2021, the Federal Open Market Committee (“FOMC”) maintained the target range for federal funds at 0 percent to 1/4 percent. The FOMC noted that the ongoing public health crisis continues to weigh on the economy and risks to the economic outlook remain. The FOMC expects to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.
Investing activity will continue to decrease our portfolio yield as long as market yields remain below the current portfolio yield. Any decline in market-based portfolio yield is expected to result in lower net investment income for the market-based portfolio in future periods.
Interest-bearing investments are comprised of fixed income securities, mortgage loans, short-term investments and other investments, including bank and agent loans.
Coronavirus impacts Ongoing uncertainty related to the future path of the pandemic created market volatility that impacted valuations, liquidity, prospects and risks of fixed income securities, equity securities and performance-based investments, primarily limited partnership interests, during 2020. Fixed income securities in certain sectors such as energy, automotive, retail, travel, lodging and airlines were negatively impacted. Fixed income and equity security values generally increased since the first quarter of 2020.
Future investment results will be influenced by the magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers, including the availability, utilization rate and effectiveness of vaccines, to mitigate health risks, which creates significant uncertainty.
First Quarter 2021 Form 10-Q 65

Investments

Portfolio composition by investment strategy
	March 31, 2021
($ in millions)	Market-based	Performance-based	Total
Fixed income securities	$40,481	$113	$40,594
Equity securities	2,787	367	3,154
Mortgage loans, net	902	—	902
Limited partnership interests	252	6,115	6,367
Short-term investments	6,017	—	6,017
Other, net	2,068	974	3,042
Total	$52,507	$7,569	$60,076
Percent to total	87.4%	12.6%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$1,155	$2	$1,157
Limited partnership interests	—	(1)	(1)
Other	(3)	—	(3)
Total	$1,152	$1	$1,153
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	March 31, 2021	December 31, 2020
U.S. government and agencies	$3,110	$2,107
Municipal	7,500	7,578
Corporate	28,003	31,017
Foreign government	985	958
Asset-backed securities (“ABS”)	943	846
Mortgage-backed securities (“MBS”)	53	59
Total fixed income securities	$40,594	$42,565
Fixed income securities are rated by third-party credit rating agencies and/or are internally rated. As of March 31, 2021, 85.2% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
Fixed income portfolio monitoring is a comprehensive process to identify and evaluate each fixed income security that may require a credit loss allowance. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost is below internally established thresholds. For further detail on our fixed income portfolio monitoring process, see Note 5 of the condensed consolidated financial statements.
66 www.allstate.com

Investments

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	March 31, 2021
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$3,110	$7	$—	$—	$—	$—
Municipal	7,247	268	236	5	2	—
Corporate
Public	5,397	154	11,560	426	1,573	78
Privately placed	1,669	37	3,477	97	1,843	30
Total corporate	7,066	191	15,037	523	3,416	108
Foreign government	984	8	1	—	—	—
ABS	841	5	10	—	6	—
MBS	31	1	20	—	2	—
Total fixed income securities	$19,279	$480	$15,304	$528	$3,426	$108

	B		CCC and lower		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$3,110	$7
Municipal	10	1	5	—	7,500	274
Corporate
Public	310	6	21	—	18,861	664
Privately placed	1,864	25	289	5	9,142	194
Total corporate	2,174	31	310	5	28,003	858
Foreign government	—	—	—	—	985	8
ABS	3	(1)	83	5	943	9
MBS	—	—	—	—	53	1
Total fixed income securities	$2,187	$31	$398	$10	$40,594	$1,157
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

Types of properties collateralizing the mortgage loan portfolio
(% of mortgage loan portfolio carrying value)	March 31, 2021
Apartment complex	40.9%
Office buildings	20.1
Warehouse	11.4
Retail	11.0
Other	16.6
Total	100.0%
For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.

First Quarter 2021 Form 10-Q 67

Investments
Limited partnership interests include $5.23 billion of interests in private equity funds, $884 million of interests in real estate funds and $253 million of interests in other funds as of March 31, 2021. We have commitments to invest additional amounts in limited partnership interests totaling $2.34 billion as of March 31, 2021.

Private equity limited partnerships by sector
(% of carrying value)	March 31, 2021
Industrial	17.8%
Consumer staples	11.9
Healthcare	11.0
Consumer discretionary	10.2
Utilities	10.2
Information Technology	9.8
Other	29.1
Total	100.0%

Real estate limited partnerships by sector
(% of carrying value)	March 31, 2021
Industrial	28.0%
Residential	26.9
Office	19.6
Other	25.5
Total	100.0%

Other investments include $871 million of direct investments in real estate as of March 31, 2021.

Direct real estate investments by sector
(% of carrying value)	March 31, 2021
Residential	37.9%
Retail	15.7
Agriculture	14.2
Industrial	13.0
Timber	11.8
Other	7.4
Total	100.0%
Bank loans As of March 31, 2021, we have trades to invest in bank loans totaling $455 million that are not reported as assets until they settle.

Unrealized net capital gains (losses)
	March 31,	December 31,
($ in millions)	2021	2020
U.S. government and agencies	$7	$49
Municipal	274	478
Corporate	858	1,960
Foreign government	8	37
ABS	9	6
MBS	1	1
Fixed income securities	1,157	2,531
Derivatives	(3)	(3)
EMA limited partnerships	(1)	(1)
Unrealized net capital gains and losses, pre-tax	$1,153	$2,527

68 www.allstate.com

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	March 31, 2021
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods
Cyclical
Automotive	$1,330	$56	$(4)	$1,382
Gaming, lodging and leisure	467	16	(2)	481
Retailers	529	19	(6)	542
Restaurants	246	8	(2)	252
Other	459	20	(2)	477
Total cyclical	3,031	119	(16)	3,134
Non-cyclical	4,021	149	(31)	4,139
Total consumer goods	7,052	268	(47)	7,273
Communications	2,452	94	(27)	2,519
Banking	3,840	117	(23)	3,934
Utilities	2,377	76	(23)	2,430
Technology	2,573	108	(16)	2,665
Financial services
Finance companies	434	18	(2)	450
Life insurance	449	15	(3)	461
Other	868	28	(8)	888
Total financial services	1,751	61	(13)	1,799
Energy
Midstream	1,104	39	(7)	1,136
Integrated	205	14	—	219
Independent/upstream	232	15	(2)	245
Other	169	7	(2)	174
Total energy	1,710	75	(11)	1,774
Transportation
Airlines	317	14	(2)	329
Railroad and other	762	41	(9)	794
Total transportation	1,079	55	(11)	1,123
Capital goods	2,671	108	(10)	2,769
Basic industry	1,394	80	(3)	1,471
Other	246	3	(3)	246
Total corporate fixed income portfolio	27,145	1,045	(187)	28,003
U.S. government and agencies	3,103	26	(19)	3,110
Municipal	7,226	310	(36)	7,500
Foreign government	977	16	(8)	985
ABS	934	11	(2)	943
MBS	52	1	—	53
Total fixed income securities	$39,437	$1,409	$(252)	$40,594

Gross unrealized gains (losses) on fixed income securities by type and sector
	December 31, 2020
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods
Cyclical
Automotive	$1,387	$79	$—	$1,466
Gaming, lodging and leisure	446	26	—	472
Retailers	642	56	—	698
Restaurants	329	22	—	351
Other	541	35	—	576
Total cyclical	3,345	218	—	3,563
Non-cyclical	4,475	298	(2)	4,771
Total consumer goods	7,820	516	(2)	8,334
Communications	2,529	201	(4)	2,726
Banking	4,353	244	—	4,597
Utilities	2,749	156	(2)	2,903
Technology	2,443	191	(1)	2,633
Financial services
Finance companies	364	24	(2)	386
Life insurance	586	33	—	619
Other	835	59	—	894
Total financial services	1,785	116	(2)	1,899
Energy
Midstream	1,095	72	(1)	1,166
Integrated	270	27	—	297
Independent/upstream	186	21	(1)	206
Other	139	9	(2)	146
Total energy	1,690	129	(4)	1,815
Transportation
Airlines	250	9	(6)	253
Railroad and other	805	75	(5)	875
Total transportation	1,055	84	(11)	1,128
Capital goods	2,906	205	—	3,111
Basic industry	1,512	136	—	1,648
Other	215	8	—	223
Total corporate fixed income portfolio	29,057	1,986	(26)	31,017
U.S. government and agencies	2,058	50	(1)	2,107
Municipal	7,100	480	(2)	7,578
Foreign government	921	37	—	958
ABS	840	9	(3)	846
MBS	58	1	—	59
Total fixed income securities	$40,034	$2,563	$(32)	$42,565
In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
First Quarter 2021 Form 10-Q 69

Investments

Equity securities by sector
	March 31, 2021			December 31, 2020
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Capital goods	$120	$(10)	$110	$92	$(4)	$88
Utilities	39	6	45	37	3	40
Basic industry	30	10	40	29	10	39
Transportation	30	10	40	24	7	31
Energy	98	12	110	84	(1)	83
Other (1)	973	282	1,255	823	211	1,034
Funds
Fixed income	762	40	802	804	55	859
Equities	596	149	745	847	147	994
Other	7	—	7	—	—	—
Total funds	1,365	189	1,554	1,651	202	1,853
Total equity securities	$2,655	$499	$3,154	$2,740	$428	$3,168
(1)Other is comprised of communications, financial services, REITs, consumer goods, technology and banking sectors.

Net investment income
	Three months ended March 31,
($ in millions)	2021	2020
Fixed income securities	$301	$298
Equity securities	14	10
Mortgage loans	10	9
Limited partnership interests	378	(77)
Short-term investments	1	11
Other	41	31
Investment income, before expense	745	282
Investment expense
Investee level expenses	(13)	(8)
Securities lending expense	—	(4)
Operating costs and expenses	(24)	(24)
Total investment expense	(37)	(36)
Net investment income	$708	$246

Property-Liability	$673	$202
Protection Services	10	10
Allstate Health and Benefits	19	20
Corporate and Other	6	14
Net investment income	$708	$246

Market-based	355	361
Performance-based	390	(79)
Investment income, before expense	$745	$282
Net investment income increased $462 million in the first quarter of 2021 compared to the same period of 2020, primarily due to increases in performance-based income results, mainly from limited partnerships.

Performance-based investment income
	Three months ended March 31,
($ in millions)	2021	2020
Private equity	$330	$(95)
Real estate	60	16
Total performance-based income before investee level expenses	$390	$(79)

Investee level expenses (1)	(12)	(7)
Total performance-based income	$378	$(86)
(1)Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
70 www.allstate.com

Investments
Performance-based investment income increased $464 million in the first quarter of 2021 compared to the first quarter of 2020, primarily due to increased valuations, gains on sales of underlying investments and lower 2020 results from declines in the equity market and lower valuations related to the Coronavirus. Performance-based investment income in the first quarter of 2021 includes income generated by certain investments which were classified as assets held for sale in 2020.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Components of realized capital gains (losses) and the related tax effect
	Three months ended March 31,
($ in millions)	2021	2020
Sales	$246	$388
Credit losses
Fixed income securities	2	(2)
Mortgage Loans	6	(10)
Limited partnership interests	—	(5)
Other investments	(6)	(20)
Total credit losses	2	(37)
Valuation of equity investments - appreciation (decline):
Equity securities	181	(369)
Equity fund investments in fixed income securities	(17)	(141)
Limited partnerships (1)	3	(81)
Total valuation of equity investments	167	(591)
Valuation and settlements of derivative instruments	11	78
Realized capital gains (losses), pre-tax	426	(162)
Income tax (expense) benefit	(94)	34
Realized capital gains (losses), after-tax	$332	$(128)

Property-Liability	$314	$(82)
Protection Services	8	(19)
Allstate Health and Benefits	2	(10)
Corporate and Other	8	(17)
Realized capital gains (losses), after-tax	$332	$(128)

Market-based	$337	$(187)
Performance-based	89	25
Realized capital gains (losses), pre-tax	$426	$(162)
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Realized capital gains in the first quarter of 2021 related primarily to gains on sales of fixed income securities and increased valuation of equity investments.
Sales in the first quarter of 2021 related primarily to fixed income securities in connection with ongoing portfolio management, as well as gains on sales of real estate investments.
Valuation and settlements of derivative instruments in the first quarter of 2021 primarily comprised of gains on foreign currency contracts due to the strengthening of the U.S. dollar.
First Quarter 2021 Form 10-Q 71

Investments

Realized capital gains (losses) for performance-based investments
	Three months ended March 31,
($ in millions)	2021	2020
Sales	$59	$13
Credit losses	—	(6)
Valuation of equity investments	20	(7)
Valuation and settlements of derivative instruments	10	25
Total performance-based	$89	$25
Realized capital gains for performance-based investments in the first quarter of 2021 primarily related to gains on sales of real estate investments.
72 www.allstate.com

Investments
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	March 31, 2021	December 31, 2020
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$24,996	$26,913
Accumulated other comprehensive income	1,823	3,304
Total Allstate shareholders’ equity	26,819	30,217
Debt	7,996	7,825
Total capital resources	$34,815	$38,042

Ratio of debt to Allstate shareholders’ equity	29.8%	25.9%
Ratio of debt to capital resources	23.0	20.6
Allstate shareholders’ equity decreased in the first three months of 2021, primarily due to decreased unrealized capital gains on investments, net losses attributable to discontinued operations, common share repurchases and dividends paid to shareholders. In the three months ended March 31, 2021, we paid dividends of $164 million and $27 million related to our common and preferred shares, respectively.
Debt maturities $250 million of floating rate senior notes matured on March 29, 2021. We do not have any other scheduled debt maturities in 2021.

Debt maturities for each of the next five years and thereafter (excluding issuance costs and other)
($ in millions)
2022	$—
2023	750
2024 (1)	350
2025	600
2026	550
Thereafter	5,741
Total long-term debt principal	$7,991
(1)Reflects National General 6.750% Senior Notes.
Common share repurchases As of March 31, 2021, there was $959 million remaining on the $3.00 billion common share repurchase program that is expected to be completed by the end of 2021.
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
During the first three months of 2021, we repurchased 5.2 million common shares, or 1.7% of total common shares outstanding at December 31, 2020, for $601 million.
Common shareholder dividends On January 4, 2021, we paid a common shareholder dividend of $0.54. On February 22, 2021, we declared a common shareholder dividend of $0.81 payable on April 1, 2021.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. The preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock.
In January 2021, Moody’s affirmed The Allstate Corporation’s (the “Corporation’s”) debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength ratings of Aa3 for Allstate Insurance Company (“AIC”). The outlook for the ratings is stable.
In March 2021, S&P affirmed the Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength rating of AA- for AIC. The outlook for the ratings is stable.
There have been no changes to the Corporation’s or AIC’s ratings from A.M. Best since December 31, 2020.
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
First Quarter 2021 Form 10-Q 73

Capital Resources and Liquidity

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
Parent company capital capacity Parent holding company deployable assets totaled $4.21 billion as of March 31, 2021, primarily comprised of cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of March 31, 2021, we held $6.07 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would expect to be able to liquidate within one week.
Intercompany dividends were paid in the first three months of 2021 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”) and the Corporation.

Intercompany dividends
($ in millions)	March 31, 2021
AIC to AIH	$3,571
AIH to the Corporation	3,571
Based on the greater of 2020 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2021 is estimated at $5.95 billion, less dividends paid during the preceding twelve months measured at that point in time. As of March 31, 2021, we paid dividends of $3.57 billion.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of March 31, 2021, we satisfied all the requirements with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first three months of 2021, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation, AIC and ALIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2025. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 18.9% as of March 31, 2021. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2021.
•The Corporation has access to a commercial paper facility with a borrowing limit equal to our undrawn credit facility balance of $750 million to cover short-term cash needs.
•As of March 31, 2021, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement that was filed with the Securities and Exchange Commission on April 30, 2021 and expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 600 million shares of treasury stock as of March 31, 2021), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
74 www.allstate.com

Capital Resources and Liquidity
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
Insurance and Financial Services (1) unexpected increases in claim frequency and severity; (2) catastrophes and severe weather events; (3) limitations in analytical models used for loss cost estimates; (4) price competition and changes in underwriting standards; (5) actual claims costs exceeding current reserves; (6) market risk and declines in credit quality of our investment portfolio; (7) our subjective determination of fair value and amount of credit losses for investments; (8) changes in market interest rates or performance-based investment returns impacting our annuity business; (9) changes in reserve estimates and amortization of deferred acquisition costs impacting our life, benefits and annuity businesses; (10) our participation in indemnification programs, including state industry pools and facilities; (11) inability to mitigate the capital impact associated with statutory reserving and capital requirements; (12) a downgrade in financial strength ratings; (13) changes in tax laws;
Business, Strategy and Operations (14) competition in the insurance industry and new or changing technologies; (15) implementation of our transformative growth strategy; (16) our catastrophe management strategy; (17) restrictions on our subsidiaries’ ability to pay dividends; (18) restrictions under terms of certain of our securities on our ability to pay dividends or repurchase our stock; (19) the availability of reinsurance at current levels and prices; (20) counterparty risk related to reinsurance; (21) acquisitions and divestitures of businesses; (22) intellectual property infringement, misappropriation and third-party claims;
Macro, Regulatory and Risk Environment (23) conditions in the global economy and capital markets; (24) a large-scale pandemic, such as the Coronavirus and its impacts, or occurrence of terrorism, military actions or social unrest; (25) the failure in cyber or other information security controls, or the occurrence of events unanticipated in our disaster recovery processes and business continuity planning; (26) changing climate and weather conditions; (27) restrictive regulations and regulatory reforms, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (28) losses from legal and regulatory actions; (29) changes in or the application of accounting standards; (30) loss of key vendor relationships or failure of a vendor to protect our data or confidential, proprietary and personal information; (31) our ability to attract, develop and retain key personnel; and (32) misconduct or fraudulent acts by employees, agents and third parties.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
First Quarter 2021 Form 10-Q 75

Part II. Other Information
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 13 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
January 1, 2021 - January 31, 2021
Open Market Purchases	628,300	$110.01	628,189
ASR Agreement (2)	811,431	$96.21	811,431
February 1, 2021 - February 28, 2021
Open Market Purchases	2,141,566	$105.94	1,815,786
March 1, 2021 - March 31, 2021
Open Market Purchases	1,985,883	$113.76	1,985,548
Total	5,567,180	$107.77	5,240,954	$959	million
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
January: 111
February: 325,780
March: 335
(2)On September 18, 2020, Allstate entered into an accelerated share repurchase agreement (“ASR agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”), to purchase $750 million of our outstanding shares of common stock, which settled on January 12, 2021. Under this ASR agreement, we repurchased a total of 7.8 million shares at an average price of $96.21.
(3)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(4)In February 2020, we announced the approval of a common share repurchase program for $3 billion that is expected to be completed by the end of 2021.
Item 5. Other Information
On May 4, 2021, The Allstate Corporation (the “Registrant”), Allstate Insurance Company and Allstate Life Insurance Company (the “Borrowers”) entered into Amendment No. 1 to Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Amendment”). Pursuant to the terms of the underlying Credit Agreement (the “Agreement”), dated as of November 16, 2020, both Allstate Insurance Company and Allstate Life Insurance Company are “Subsidiary Borrowers.” In connection with the previously announced sale of Allstate Life Insurance Company, the underlying agreement is being amended to reflect that Allstate Life Insurance Company will be terminated as both a “Subsidiary Borrower” and a “Borrower” under the Agreement effective upon the consummation of the sale of Allstate Life Insurance Company. Pursuant to the terms of the Amendment, the Registrant will provide prompt notice to the Administrative Agent of the proposed date of consummation of the sale and prompt notice of the actual consummation of the sale of Allstate Life Insurance Company. The Amendment has been filed herewith as Exhibit 10.1 and is incorporated herein by reference, and the description set forth above is qualified in its entirety by the full terms and conditions of the Amendment.
Allstate Insurance Company is an indirect, wholly owned subsidiary of the Registrant, and Allstate Life Insurance Company is a wholly owned subsidiary of Allstate Insurance Company.

76 www.allstate.com

Other Information Part II.
Item 6. Exhibits
(a)Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2	Stock Purchase Agreement, dated as of March 29, 2021, by and between Allstate Life Insurance Company, Allstate Insurance Company, Allstate Financial Insurance Holdings Corporation, Allstate Insurance Holdings, LLC and Wilton Reassurance Company (certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit)	8-K	1-11840	2.1	March 29, 2021
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

10.1	Amendment No. 1 to Credit Agreement dated as of May 4, 2021					X
10.2	Amendment to The Allstate Corporation Change in Control Severance Plan effective March 1, 2021	8-K	1-11840	10.1	March 1, 2021
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 5, 2021, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
First Quarter 2021 Form 10-Q 77

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 5, 2021	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

78 www.allstate.com