Form 10-Q
period 2021-06-30
ALLSTATE CORP
filed 2021-08-04
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2021, the registrant had 295,681,408 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
June 30, 2021

Part I Financial Information	Page

Item 1. Financial Statements (unaudited) as of June 30, 2021 and December 31, 2020 and for the Three Month and Six Month Periods Ended June 30, 2021 and 2020

Condensed Consolidated Statements of Operations	1
Condensed Consolidated Statements of Comprehensive Income	2
Condensed Consolidated Statements of Financial Position	3
Condensed Consolidated Statements of Shareholders’ Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Report of Independent Registered Public Accounting Firm	49

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights	50
Property-Liability Operations	55
Segment results
Allstate Protection	57
Run-off Property-Liability	66
Protection Services	68
Allstate Health and Benefits	70
Investments	72
Capital Resources and Liquidity	80
Forward-Looking Statements	83

Item 4. Controls and Procedures	83

Part II Other Information
Item 1. Legal Proceedings	84
Item 1A. Risk Factors	84
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 6. Exhibits	85

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Property and casualty insurance premiums	$10,444	$9,223	$20,751	$18,458
Accident and health insurance premiums and contract charges	447	263	902	545
Other revenue	494	257	1,049	522
Net investment income	974	220	1,682	466
Realized capital gains (losses)	287	440	713	278
Total revenues	12,646	10,403	25,097	20,269

Costs and expenses
Property and casualty insurance claims and claims expense	7,207	5,222	13,250	10,563
Shelter-in-Place Payback expense	29	738	29	948
Accident and health insurance policy benefits	244	123	477	264
Interest credited to contractholder funds	8	9	17	18
Amortization of deferred policy acquisition costs	1,545	1,344	3,068	2,709
Operating costs and expenses	1,683	1,394	3,414	2,732
Pension and other postretirement remeasurement (gains) losses	(134)	73	(444)	391
Restructuring and related charges	71	13	122	17
Amortization of purchased intangibles	105	29	158	57
Interest expense	91	79	177	160
Total costs and expenses	10,849	9,024	20,268	17,859

Income from operations before income tax expense	1,797	1,379	4,829	2,410

Income tax expense	362	273	988	467

Net income from continuing operations	1,435	1,106	3,841	1,943

Income (loss) from discontinued operations, net of tax	196	144	(3,597)	(144)

Net income	1,631	1,250	244	1,799

Less: Net income attributable to noncontrolling interest	6	—	—	—

Net income attributable to Allstate	1,625	1,250	244	1,799

Less: Preferred stock dividends	30	26	57	62

Net income applicable to common shareholders	$1,595	$1,224	$187	$1,737

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$4.68	$3.44	$12.59	$5.96
Discontinued operations	0.66	0.46	(11.97)	(0.46)
Total	$5.34	$3.90	$0.62	$5.50

Diluted
Continuing operations	$4.61	$3.41	$12.41	$5.88
Discontinued operations	0.65	0.45	(11.80)	(0.45)
Total	$5.26	$3.86	$0.61	$5.43

Weighted average common shares - Basic	298.8	313.7	300.6	315.6
Weighted average common shares - Diluted	303.3	317.0	304.9	319.8

See notes to condensed consolidated financial statements.
Second Quarter 2021 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$1,631	$1,250	$244	$1,799

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	484	2,072	(1,016)	715
Unrealized foreign currency translation adjustments	(3)	9	31	(30)
Unamortized pension and other postretirement prior service credit	(14)	(11)	(29)	(7)
Other comprehensive income (loss), after-tax	467	2,070	(1,014)	678

Comprehensive income (loss)	2,098	3,320	(770)	2,477
Less: Comprehensive income (loss) attributable to noncontrolling interest	5	—	(1)	—
Comprehensive income (loss) applicable to Allstate	$2,093	$3,320	$(769)	$2,477

See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	June 30, 2021	December 31, 2020
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $41,344 and $40,034)	$42,825	$42,565
Equity securities, at fair value (cost $2,537 and $2,740)	3,059	3,168
Mortgage loans, net	786	746
Limited partnership interests	7,073	4,563
Short-term, at fair value (amortized cost $5,516 and $6,807)	5,516	6,807
Other, net	3,311	1,691
Total investments	62,570	59,540
Cash	656	311
Premium installment receivables, net	8,146	6,463
Deferred policy acquisition costs	4,374	3,774
Reinsurance and indemnification recoverables, net	9,497	7,215
Accrued investment income	350	371
Property and equipment, net	1,026	1,057
Goodwill	3,349	2,369
Other assets, net	5,706	2,756
Assets held for sale	36,969	42,131
Total assets	$132,643	$125,987
Liabilities
Reserve for property and casualty insurance claims and claims expense	$31,637	$27,610
Reserve for future policy benefits	1,239	1,028
Contractholder funds	858	857
Unearned premiums	18,756	15,946
Claim payments outstanding	1,040	957
Deferred income taxes	758	382
Other liabilities and accrued expenses	9,392	7,840
Long-term debt	7,996	7,825
Liabilities held for sale	32,775	33,325
Total liabilities	104,451	95,770
Commitments and Contingent Liabilities (Note 13)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand shares issued and outstanding, $2,025 aggregate liquidation preference; $.01 par value, 8 million shares authorized, 200.0 thousand shares issued and outstanding, $200 aggregate liquidation preference for $200 in 2021	2,170	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 297 million and 304 million shares outstanding	9	9
Additional capital paid-in	3,668	3,498
Retained income	52,464	52,767
Treasury stock, at cost (603 million and 596 million shares)	(32,394)	(31,331)
Accumulated other comprehensive income:
Other unrealized net capital gains and losses	2,726	3,860
Unrealized adjustment to DAC, DSI and insurance reserves	(562)	(680)
Total unrealized net capital gains and losses	2,164	3,180
Unrealized foreign currency translation adjustments	24	(7)
Unamortized pension and other postretirement prior service credit	102	131
Total accumulated other comprehensive income (“AOCI”)	2,290	3,304
Total Allstate shareholders’ equity	28,207	30,217
Noncontrolling interest	(15)	—
Total equity	28,192	30,217
Total liabilities and equity	$132,643	$125,987
See notes to condensed consolidated financial statements.
Second Quarter 2021 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	2,170	1,970	1,970	2,248
Acquisition	—	—	450	—
Preferred stock redemption	—	—	(250)	(278)
Balance, end of period	2,170	1,970	2,170	1,970

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,596	3,519	3,498	3,463
Forward contract on accelerated share repurchase agreement	—	—	113	75
Equity incentive plans activity	72	22	57	3
Balance, end of period	3,668	3,541	3,668	3,541

Retained income
Balance, beginning of period	51,107	48,326	52,767	48,074
Cumulative effect of change in accounting principle	—	—	—	(88)
Net income	1,631	1,250	244	1,799
Dividends on common stock (declared per share of $0.81, $0.54, $1.62 and $1.08)	(244)	(170)	(490)	(343)
Dividends on preferred stock	(30)	(26)	(57)	(62)
Balance, end of period	52,464	49,380	52,464	49,380

Treasury stock
Balance, beginning of period	(31,886)	(30,209)	(31,331)	(29,746)
Shares acquired	(562)	(391)	(1,163)	(902)
Shares reissued under equity incentive plans, net	54	58	100	106
Balance, end of period	(32,394)	(30,542)	(32,394)	(30,542)

Accumulated other comprehensive income
Balance, beginning of period	1,823	558	3,304	1,950
Change in unrealized net capital gains and losses	484	2,072	(1,016)	715
Change in unrealized foreign currency translation adjustments	(3)	9	31	(30)
Change in unamortized pension and other postretirement prior service credit	(14)	(11)	(29)	(7)
Balance, end of period	2,290	2,628	2,290	2,628
Total Allstate shareholders’ equity	28,207	26,986	28,207	26,986

Noncontrolling interest
Balance, beginning of period	(27)	—	—	—
Acquisition	7	—	(14)	—
Change in unrealized net capital gains and losses	(1)	—	(1)	—
Noncontrolling income	6	—	—	—
Balance, end of period	(15)	—	(15)	—
Total equity	$28,192	$26,986	$28,192	$26,986
 See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$244	$1,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	571	318
Realized capital (gains) losses	(902)	(242)
Pension and other postretirement remeasurement (gains) losses	(444)	391
Amortization of deferred gain on reinsurance	(4)	(2)
Interest credited to contractholder funds	261	332
Loss on disposition of operations, net of tax	3,971	—
Changes in:
Policy benefits and other insurance reserves	854	(594)
Unearned premiums	599	143
Deferred policy acquisition costs	(273)	(42)
Premium installment receivables, net	(335)	81
Reinsurance recoverables, net	(1,032)	(56)
Income taxes	165	257
Other operating assets and liabilities	(759)	491
Net cash provided by operating activities	2,916	2,876
Cash flows from investing activities
Proceeds from sales
Fixed income securities	16,493	19,952
Equity securities	1,867	6,473
Limited partnership interests	352	862
Other investments	637	135
Investment collections
Fixed income securities	1,390	1,054
Mortgage loans	480	156
Other investments	243	81
Investment purchases
Fixed income securities	(16,733)	(24,214)
Equity securities	(1,322)	(2,907)
Limited partnership interests	(576)	(513)
Mortgage loans	(4)	(196)
Other investments	(1,251)	(199)
Change in short-term and other investments, net	1,941	(1,477)
Purchases of property and equipment, net	(197)	(166)
Acquisition of operations, net of cash acquired	(3,481)	1
Other	4	—
Net cash used in investing activities	(157)	(958)
Cash flows from financing activities
Redemption and repayment of long-term debt	(422)	—
Redemption of preferred stock	(250)	(288)
Contractholder fund deposits	499	494
Contractholder fund withdrawals	(711)	(791)
Dividends paid on common stock	(409)	(331)
Dividends paid on preferred stock	(57)	(56)
Treasury stock purchases	(1,031)	(821)
Shares reissued under equity incentive plans, net	85	52
Other	(26)	32
Net cash used in financing activities	(2,322)	(1,709)
Net increase in cash, including cash classified as assets held for sale	437	209
Cash from continuing operations at beginning of period	311	273
Cash classified as assets held for sale at beginning of period	66	65
Less: Cash classified as assets held for sale at end of period	158	66
Cash from continuing operations at end of period	$656	$481
See notes to condensed consolidated financial statements.
Second Quarter 2021 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of June 30, 2021 and for the three and six month periods ended June 30, 2021 and 2020 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have moderated in 2021 as vaccines have become more widely available in the United States and Canada. There is no way of predicting with certainty how long the pandemic might last. The Company continues to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to its operations, but the effects could be material.
Adopted accounting standards
Simplifications to the Accounting for Income Taxes Effective January 1, 2021, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance which simplified the accounting for income taxes by eliminating certain exceptions and clarifying certain guidance. The adoption had an immaterial impact on the Company’s results of operations and financial position.
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
6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed at least annually, and updated as appropriate. The effects of updating assumptions other than the discount rate are required to be measured on a retrospective basis and reported in net income. In addition, reserves under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield that is updated through other comprehensive income (“OCI”) at each reporting date. Current GAAP requires the measurement of reserves to utilize assumptions set at policy issuance unless updated current assumptions indicate that recorded reserves are deficient.
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
Second Quarter 2021 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

Note 2	Earnings per Common Share
Basic earnings per common share is computed using the weighted average number of common shares outstanding, including vested unissued participating restricted stock units. Diluted earnings per common share is computed using the weighted average number of common and dilutive potential common shares outstanding.
For the Company, dilutive potential common shares consist of outstanding stock options, unvested non-participating restricted stock units and contingently issuable performance stock awards. The effect of dilutive potential common shares does not include the effect of options with an anti-dilutive effect on earnings per common share because their exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income from continuing operations	$1,435	$1,106	$3,841	$1,943
Less: Net income attributable to noncontrolling interest	6	—	—	—
Net income from continuing operations attributable to Allstate	1,429	1,106	3,841	1,943
Less: Preferred stock dividends	30	26	57	62
Net income from continuing operations applicable to common shareholders	1,399	1,080	3,784	1,881
Income (loss) from discontinued operations, net of tax	196	144	(3,597)	(144)
Net income applicable to common shareholders	$1,595	$1,224	$187	$1,737

Denominator:
Weighted average common shares outstanding	298.8	313.7	300.6	315.6
Effect of dilutive potential common shares:
Stock options	3.2	2.1	2.8	2.7
Restricted stock units (non-participating) and performance stock awards	1.3	1.2	1.5	1.5
Weighted average common and dilutive potential common shares outstanding	303.3	317.0	304.9	319.8

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$4.68	$3.44	$12.59	$5.96
Discontinued operations	0.66	0.46	(11.97)	(0.46)
Total	$5.34	$3.90	$0.62	$5.50

Diluted
Continuing operations	$4.61	$3.41	$12.41	$5.88
Discontinued operations	0.65	0.45	(11.80)	(0.45)
Total	$5.26	$3.86	$0.61	$5.43

Anti-dilutive options excluded from diluted earnings per common share	0.8	3.2	2.0	1.4

8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 3	Acquisitions and Dispositions
Acquisitions
SafeAuto On June 1, 2021, the Company announced an agreement to acquire SafeAuto, a non-standard auto insurance carrier focused on providing state-minimum private-passenger auto insurance with coverage options in 28 states, for $270 million in cash. The transaction is expected to close in 2021, subject to regulatory approval and customary closing conditions.
National General On January 4, 2021, the Company completed the acquisition of National General Holdings Corp. (“National General”), an insurance holding company serving customers predominantly through independent agents for property and casualty and accident and health products.
National General provides personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, health and other niche insurance products. This acquisition will increase the Company’s market share in personal property-liability and enhance its independent agent distribution platform.

Assets and liabilities recognized in the National General acquisition (1)
($ in millions)	January 4, 2021
Assets
Investments	$4,958
Cash	400
Premiums and other receivables, net	1,545
Deferred acquisition costs (value of business acquired)	317
Reinsurance recoverables, net	1,219
Intangible assets	1,199
Other assets	736
Goodwill (2)	970
Total assets	11,344

Liabilities
Reserve for property and casualty insurance claims and claims expense	2,765
Reserve for future policy benefits	186
Unearned premiums	2,245
Reinsurance payable	364
Debt (3)	593
Deferred tax liabilities	179
Other liabilities	701
Total liabilities	$7,033
(1)The amounts reflect preliminary allocation of assets acquired and liabilities assumed. The acquisition date fair values of assets and liabilities, including insurance reserves and intangible assets, as well as the related estimated useful lives of intangibles, are preliminary estimates and are subject to revisions within one year of acquisition date.
(2)$608 million, $21 million and $341 million of goodwill were allocated to the Allstate Protection, Protection Services and Allstate Health and Benefits segments, respectively, and is non-deductible for income tax purposes. Goodwill is primarily attributable to expected synergies and future growth opportunities.
(3)Subsequent to the acquisition, the Company repaid $100 million of 7.625% Subordinated Notes and $72 million of Subordinated Debentures on February 3, 2021 and March 15, 2021, respectively. The Company had principal balance remaining of $350 million 6.750% Senior Notes due 2024 as of June 30, 2021, with a fair value adjustment of $67 million.

Intangible assets by type
($ in millions)	January 4, 2021
Distribution and customer relationships	$795
Trade names	102
Licenses	97
Technology	205
Total	$1,199
Intangible assets (reported in other assets in the Condensed Consolidated Statements of Financial Position) consist of capitalized costs, primarily of the estimated fair value of distribution, and customer relationships, trade names and licenses, technology and other assets. The estimated useful lives of these assets generally range from 3 to 10 years.
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
Second Quarter 2021 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

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
Intangible assets are carried at cost less accumulated amortization. Amortization expense is primarily calculated using accelerated amortization methods. Amortization expense on intangible assets was $76 million and $99 million for the three and six months ended June 30, 2021, respectively, and the Company expects to recognize $152 million of amortization expense for the remainder of 2021.

Estimated amortization expense of National General intangible assets for the next five years and thereafter
($ in millions)
2022	$218
2023	185
2024	135
2025	103
2026	70
Thereafter	140
Total amortization	$851
Value of business acquired (reported in DAC in the Condensed Consolidated Statements of Financial Position) recognized in connection with the acquisition of National General represents the value of future profits expected to be earned over the lives of the contracts acquired determined using a weighted-average cost of capital discount and other relevant assumptions. These costs are amortized over the policy term of the contracts in force at the acquisition date, generally over six or twelve months. The value of business acquired asset recognized in connection with the National General acquisition totaled $317 million; the most significant portion relates to insurance contracts in the Allstate Protection segment. Amortization expense of the value of business acquired was $98 million and $232 million for the three and six months ended June 30, 2021, respectively, and the Company expects to record an additional $85 million in 2021.
Other fair value adjustments included an increase in reserves of $62 million, a $13 million reduction to investments that were not held at fair value, and a net increase in current and deferred tax liabilities of $101 million.
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
Subsequent event On July 15, 2021, the Company redeemed all outstanding Depositary shares, representing 1/40th of a share of National General’s 7.50% Noncumulative Preferred Stock, Series C, and the underlying shares of 7.50% Noncumulative Preferred Stock, Series C, par value $0.01 per share for a total redemption payment of $200 million.
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
A loss on disposition of $4 billion, after-tax, was recorded in the first quarter of 2021 related to these transactions. The loss on disposition is related to the run-off annuity segment, whose returns have been low. The ultimate amount of the loss on sale will be impacted by purchase price adjustments associated with certain pre-close transactions specified in the stock purchase agreements, changes in statutory capital and surplus prior to the closing date and the closing date equity of the sold entities determined under GAAP, excluding unrealized gains and losses. The transactions are expected to close in 2021, subject to regulatory approvals and other customary closing conditions.
Beginning in the first quarter of 2021, the assets and liabilities of the business were reclassified as held for sale and results are presented as discontinued operations. This change was applied on a retrospective basis.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Financial results from discontinued operations
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Revenues
Life premiums and contract charges	$336	$341	$676	$676
Net investment income	385	189	824	364
Realized capital gains (losses)	110	264	189	(36)
Total revenues	831	794	1,689	1,004

Costs and expenses
Life contract benefits	386	374	796	734
Interest credited to contractholder funds	159	191	244	314
Amortization of DAC	21	5	57	41
Operating costs and expenses	51	57	106	118
Restructuring and related charges	4	1	23	2
Total costs and expenses	621	628	1,226	1,209

Amortization of deferred gain on reinsurance	2	1	4	2

Income (loss) from discontinued operations before income tax expense	212	167	467	(203)

Income tax expense (benefit)	43	23	93	(59)

Income (loss) from discontinued operations, net of tax	169	144	374	(144)

Loss on disposition of operations	281	—	(4,137)	—
Income tax expense (benefit)	254	—	(166)	—
Loss on disposition, net of tax	27	—	(3,971)	—

Income (loss) from discontinued operations, net of tax	$196	$144	$(3,597)	$(144)

Major classes of assets and liabilities to be transferred in transactions
($ in millions)	June 30, 2021	December 31, 2020
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $23,968 and $21,417)	$25,948	$23,789
Equity securities, at fair value (cost $1,050 and $1,113)	1,519	1,542
Mortgage loans, net	2,855	3,329
Limited partnership interests	1,746	3,046
Short-term, at fair value (amortized cost $901 and $993)	901	993
Other, net	923	1,998
Total investments	33,892	34,697
Cash	158	66
Deferred policy acquisitions costs	978	925
Reinsurance recoverables, net	1,956	2,005
Accrued investment income	242	229
Other assets	378	865
Separate accounts	3,486	3,344
Assets held for sale	41,090	42,131
Less: loss accrual	4,121	—
Total assets held for sale	$36,969	$42,131

Liabilities
Reserve for future policy benefits	$11,633	$11,740
Contractholder funds	16,025	16,356
Deferred income taxes	1,028	973
Other liabilities and accrued expenses	603	912
Separate accounts	3,486	3,344
Total liabilities held for sale	$32,775	$33,325
Second Quarter 2021 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Cash flows from discontinued operations
	Six months ended June 30,
($ in millions)	2021	2020
Net cash provided by operating activities from discontinued operations	$66	$113
Net cash provided by investing activities from discontinued operations	317	169

Note 4	Reportable Segments
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
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Underwriting income (loss) by segment
Allstate Protection	$431	$905	$2,091	$2,256
Run-off Property-Liability	(2)	(3)	(5)	(6)

Adjusted net income (loss) by segment, after-tax
Protection Services	56	38	105	75
Allstate Health and Benefits	62	5	127	29
Corporate and Other	(112)	(99)	(235)	(206)

Reconciling items
Property-Liability net investment income	931	178	1,604	380
Realized capital gains (losses)	287	440	713	278
Pension and other postretirement remeasurement gains (losses)	134	(73)	444	(391)
Business combination expenses and amortization of purchased intangibles (1)	(34)	(26)	(90)	(53)
Business combination fair value adjustment	6	—	6	—
Income tax expense on reconciling items	(354)	(285)	(976)	(481)
Total reconciling items	970	234	1,701	(267)

Income (loss) from discontinued operations	493	167	(3,670)	(203)
Income tax (expense) benefit from discontinued operations	(297)	(23)	73	59
Total from discontinued operations	$196	$144	$(3,597)	$(144)

Less: Net income (loss) attributable to noncontrolling interest	6	—	—	—

Net income applicable to common shareholders	$1,595	$1,224	$187	$1,737
(1)Excludes amortization of purchased intangibles in Property-Liability, which is included above in underwriting income.
Second Quarter 2021 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Property-Liability
Insurance premiums
Auto	$6,883	$6,172	$13,692	$12,327
Homeowners	2,411	2,054	4,803	4,091
Other personal lines	519	478	1,024	949
Commercial lines	196	159	386	377
Allstate Protection	10,009	8,863	19,905	17,744
Run-off Property-Liability	—	—	—	—
Total Property-Liability insurance premiums	10,009	8,863	19,905	17,744
Other revenue	321	206	706	419
Net investment income	931	178	1,604	380
Realized capital gains (losses)	265	382	669	279
Total Property-Liability	11,526	9,629	22,884	18,822

Protection Services
Protection plans	279	219	539	425
Roadside assistance	47	44	94	95
Finance and insurance products	109	97	213	194
Intersegment premiums and service fees (1)	46	35	87	73
Other revenue	88	51	178	103
Net investment income	12	11	22	21
Realized capital gains (losses)	6	19	16	(5)
Total Protection Services	587	476	1,149	906

Allstate Health and Benefits
Employer voluntary benefits	255	263	518	545
Group health	87	—	170	—
Individual accident and health	105	—	214	—
Other revenue	83	—	163	—
Net investment income	19	20	38	40
Realized capital gains (losses)	4	11	6	(3)
Total Allstate Health and Benefits	553	294	1,109	582

Corporate and Other
Other revenue	2	—	2	—
Net investment income	12	11	18	25
Realized capital gains (losses)	12	28	22	7
Total Corporate and Other	26	39	42	32

Intersegment eliminations (1)	(46)	(35)	(87)	(73)
Consolidated revenues	$12,646	$10,403	$25,097	$20,269
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition

($ in millions)	June 30, 2021	December 31, 2020
Fixed income securities, at fair value	$42,825	$42,565
Equity securities, at fair value	3,059	3,168
Mortgage loans, net	786	746
Limited partnership interests	7,073	4,563
Short-term investments, at fair value	5,516	6,807
Other, net	3,311	1,691
Total	$62,570	$59,540

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
June 30, 2021
U.S. government and agencies	$4,766	$24	$(15)	$4,775
Municipal	7,284	374	(9)	7,649
Corporate	27,196	1,167	(85)	28,278
Foreign government	994	17	(5)	1,006
ABS	1,054	13	(1)	1,066
MBS	50	1	—	51
Total fixed income securities	$41,344	$1,596	$(115)	$42,825

December 31, 2020
U.S. government and agencies	$2,058	$50	$(1)	$2,107
Municipal	7,100	480	(2)	7,578
Corporate	29,057	1,986	(26)	31,017
Foreign government	921	37	—	958
ABS	840	9	(3)	846
MBS	58	1	—	59
Total fixed income securities	$40,034	$2,563	$(32)	$42,565

Scheduled maturities for fixed income securities
($ in millions)	June 30, 2021
	Amortized cost, net	Fair value
Due in one year or less	$1,099	$1,111
Due after one year through five years	20,247	20,845
Due after five years through ten years	13,728	14,278
Due after ten years	5,166	5,474
	40,240	41,708
ABS and MBS	1,104	1,117
Total	$41,344	$42,825
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.
Second Quarter 2021 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed income securities	$290	$306	$591	$604
Equity securities	13	21	27	31
Mortgage loans	12	8	22	17
Limited partnership interests	651	(117)	1,029	(194)
Short-term investments	1	2	2	13
Other	48	31	89	62
Investment income, before expense	1,015	251	1,760	533
Investment expense	(41)	(31)	(78)	(67)
Net investment income	$974	$220	$1,682	$466

Realized capital gains (losses) by asset type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed income securities	$86	$168	$269	$542
Equity securities	152	248	316	(262)
Mortgage loans	13	7	19	(3)
Limited partnership interests	12	15	16	(71)
Derivatives	(3)	14	8	92
Other	27	(12)	85	(20)
Realized capital gains (losses)	$287	$440	$713	$278

Realized capital gains (losses) by transaction type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales	$115	$160	$361	$548
Credit losses	12	1	14	(36)
Valuation of equity investments (1)	163	265	330	(326)
Valuation and settlements of derivative instruments	(3)	14	8	92
Realized capital gains (losses)	$287	$440	$713	$278
(1)Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gross realized gains	$111	$263	$356	$698
Gross realized losses	(24)	(94)	(88)	(153)
The following table presents the net pre-tax appreciation (decline) recognized in net income of equity securities and limited partnership interests carried at fair value that are still held as of June 30, 2021 and 2020, respectively.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Equity securities	$132	$196	$226	$(114)
Limited partnership interests carried at fair value	137	(26)	278	(54)
Total	$269	$170	$504	$(168)
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Assets
Fixed income securities:
Corporate	(1)	—	$—	$(1)
ABS	—	(2)	1	(2)
MBS	—	1	—	—
Total fixed income securities	(1)	(1)	1	(3)
Mortgage loans	11	6	17	(3)
Limited partnership interests	—	(1)	—	(6)
Other investments
Bank loans	3	(4)	(3)	(24)
Agent loans	(1)	—	(1)	—
Total credit losses by asset type	$12	$—	$14	$(36)

Liabilities
Commitments to fund commercial mortgage loans, bank loans and agent loans	—	1	—	—
Total	$12	$1	$14	$(36)

Second Quarter 2021 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2021		Gains	Losses
Fixed income securities	$42,825	$1,596	$(115)	$1,481
Short-term investments	5,516	—	—	—
Derivative instruments	—	—	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships (1)				(1)
Investments classified as held for sale				1,980
Unrealized net capital gains and losses, pre-tax				3,457
Amounts recognized for:
Insurance reserves (2)				(414)
DAC and DSI (3)				(298)
Reclassification of noncontrolling interest				1
Amounts recognized				(711)
Deferred income taxes				(582)
Unrealized net capital gains and losses, after-tax				$2,164

December 31, 2020
Fixed income securities	$42,565	$2,563	$(32)	$2,531
Short-term investments	6,807	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships				(1)
Investments classified as held for sale				2,369
Unrealized net capital gains and losses, pre-tax				4,896
Amounts recognized for:
Insurance reserves				(496)
DAC and DSI				(364)
Amounts recognized				(860)
Deferred income taxes				(856)
Unrealized net capital gains and losses, after-tax				$3,180
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

Change in unrealized net capital gains (losses)
($ in millions)	Six months ended June 30, 2021
Fixed income securities	$(1,050)
Short-term investments	—
Derivative instruments	—
EMA limited partnerships	—
Investments classified as held for sale	(389)
Total	(1,439)
Amounts recognized for:
Insurance reserves	82
DAC and DSI	66
Reclassification of noncontrolling interest	1
Amounts recognized	149
Deferred income taxes	274
Decrease in unrealized net capital gains and losses, after-tax	$(1,016)
18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Carrying value for limited partnership interests
($ in millions)	June 30, 2021			December 31, 2020
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$4,439	$1,424	$5,863	$2,667	$988	$3,655
Real estate	880	59	939	623	74	697
Other (1)	271	—	271	211	—	211
Total (2)	$5,590	$1,483	$7,073	$3,501	$1,062	$4,563
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
(2)Carrying value for limited partnership interests as of June 30, 2021 includes certain investments which were classified as assets held for sale as of December 31, 2020 and March 31, 2021, and transferred to continuing operations in the first and second quarter of 2021, respectively.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of June 30, 2021 and December 31, 2020, the fair value of short-term investments totaled $5.52 billion and $6.81 billion, respectively.
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

Other investments by asset type
($ in millions)	June 30, 2021	December 31, 2020
Bank loans, net	$1,584	$772
Real estate	822	659
Agent loans, net	581	—
Policy loans	162	181
Derivatives	47	20
Other	115	59
Total (1)	$3,311	$1,691
(1)Other investments as of June 30, 2021 includes certain real estate, agent loans and other investments which were classified as assets held for sale as of December 31, 2020 and transferred to continuing operations in the first quarter of 2021.
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
Second Quarter 2021 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $323 million and $351 million as of June 30, 2021 and December 31, 2020 and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Beginning balance	$(1)	$(4)	$(3)	$—
Credit losses on securities for which credit losses not previously reported	—	(5)	—	(8)
Net (increases) decreases related to credit losses previously reported	(1)	1	1	—
Reduction of allowance related to sales	—	1	—	1
Write-offs	—	—	—	—
Ending balance (1) (2)	$(2)	$(7)	$(2)	$(7)
(1)Allowance for fixed income securities as of June 30, 2021 comprised $1 million and $1 million of corporate bonds and ABS, respectively. Allowance for fixed income securities as of June 30, 2020 comprised $3 million, $1 million, $2 million and $1 million of municipal bonds, corporate bonds, ABS and MBS, respectively.
(2)Includes $1 million and $4 million of credit loss allowance for fixed income securities that are classified as held for sale as of June 30, 2021 and 2020, respectively.

20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2021
Fixed income securities
U.S. government and agencies	109	$3,926	$(15)	—	$—	$—	$(15)
Municipal	479	800	(9)	1	4	—	(9)
Corporate	749	4,868	(71)	16	61	(14)	(85)
Foreign government	50	224	(5)	—	—	—	(5)
ABS	23	198	(1)	8	15	—	(1)
MBS	18	2	—	50	—	—	—
Total fixed income securities	1,428	$10,018	$(101)	75	$80	$(14)	$(115)
Investment grade fixed income securities	1,316	$9,205	$(85)	59	$16	$—	$(85)
Below investment grade fixed income securities	112	813	(16)	16	64	(14)	(30)
Total fixed income securities	1,428	$10,018	$(101)	75	$80	$(14)	$(115)

December 31, 2020
Fixed income securities
U.S. government and agencies	26	$215	$(1)	—	$—	$—	$(1)
Municipal	43	116	(2)	—	—	—	(2)
Corporate	107	730	(21)	14	46	(5)	(26)
Foreign government	7	7	—	—	—	—	—
ABS	21	157	(2)	12	43	(1)	(3)
MBS	11	—	—	57	—	—	—
Total fixed income securities	215	$1,225	$(26)	83	$89	$(6)	$(32)
Investment grade fixed income securities	146	$855	$(8)	66	$45	$—	$(8)
Below investment grade fixed income securities	69	370	(18)	17	44	(6)	(24)
Total fixed income securities	215	$1,225	$(26)	83	$89	$(6)	$(32)

Gross unrealized losses by unrealized loss position and credit quality as of June 30, 2021
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(85)	$(15)	$(100)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	—	(15)	(15)
Total unrealized losses	$(85)	$(30)	$(115)
(1)Below investment grade fixed income securities include $12 million that have been in an unrealized loss position for less than twelve months.
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

Second Quarter 2021 Form 10-Q 21

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
As of June 30, 2021, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. As of June 30, 2021, accrued interest totaled $3 million, $5 million and $2 million for mortgage loans, bank loans and agent loans, respectively. As of December 31, 2020, accrued interest totaled $2 million and $3 million for mortgage loans and bank loans, respectively.
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
22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
($ in millions)	June 30, 2021							December 31, 2020
	2016 and prior	2017	2018	2019	2020	Current	Total	Total
Below 1.0	$9	$—	$—	$—	$—	$—	$9	$—
1.0 - 1.25	29	—	—	14	10	—	53	46
1.26 - 1.50	31	10	29	134	—	—	204	201
Above 1.50	118	44	127	171	67	—	527	507
Amortized cost before allowance	$187	$54	$156	$319	$77	$—	$793	$754
Allowance							(7)	(8)
Amortized cost, net							$786	$746
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of June 30, 2021 and December 31, 2020.

Rollforward of credit loss allowance for mortgage loans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Beginning balance	$(45)	$(85)	$(67)	$(3)
Cumulative effect of change in accounting principle	—	—	—	(42)
Net decreases (increases) related to credit losses	15	(1)	37	(41)
Write-offs	—	—	—	—
Ending balance (1)	$(30)	$(86)	$(30)	$(86)
(1)Includes $23 million and $75 million of credit loss allowance for mortgage loans that are classified as held for sale as of June 30, 2021 and 2020, respectively.
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

Bank loans amortized cost by credit rating and year of origination
($ in millions)	June 30, 2021							December 31, 2020
	2016 and prior	2017	2018	2019	2020	Current	Total	Total
BBB	$—	$5	$7	$13	$8	$58	$91	$38
BB	9	17	28	28	31	443	556	168
B	2	41	70	54	94	582	843	456
CCC and below	11	23	18	49	12	25	138	161
Amortized cost before allowance	$22	$86	$123	$144	$145	$1,108	$1,628	$823
Allowance							(44)	(51)
Amortized cost, net							$1,584	$772

Second Quarter 2021 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Beginning balance	$(60)	$(79)	$(67)	$—
Cumulative effect of change in accounting principle	—	—	—	(53)
Net decreases (increases) related to credit losses	6	(3)	4	(30)
Reduction of allowance related to sales	2	1	11	2
Write-offs	—	5	—	5
Ending balance (1)	$(52)	$(76)	$(52)	$(76)
(1)Includes $8 million and $20 million of credit loss allowance for bank loans that are classified as held for sale as of June 30, 2021 and 2020, respectively.
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
As of June 30, 2021, 84% of agent loans balance represents the top three highest credit quality categories. The allowance for agent loans totaled $6 million as of June 30, 2021. Agent loans were all classified as assets held for sale as of December 31, 2020 and transferred to continuing operations in the first quarter of 2021.

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
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Second Quarter 2021 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

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
Assets measured at fair value on a non-recurring basis
Long-lived assets to be disposed of by sale, including real estate, are written down to fair value less costs to sell.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of June 30, 2021, the Company has commitments to invest $268 million in these limited partnership interests.
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	June 30, 2021
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$4,739	$36	$—		$4,775
Municipal	—	7,631	18		7,649
Corporate - public	—	18,497	20		18,517
Corporate - privately placed	—	9,677	84		9,761
Foreign government	—	1,006	—		1,006
ABS	—	1,056	10		1,066
MBS	—	28	23		51
Total fixed income securities	4,739	37,931	155		42,825
Equity securities	2,248	406	405		3,059
Short-term investments	3,515	2,001	—		5,516
Other investments	—	61	3	$(14)	50
Assets held for sale	5,984	25,888	164	(5)	32,031
Total recurring basis assets	16,486	66,287	727	(19)	83,481
Non-recurring basis	—	—	42		42
Total assets at fair value	$16,486	$66,287	$769	$(19)	$83,523
% of total assets at fair value	19.7%	79.4%	0.9%	—%	100.0%

Investments reported at NAV					1,483
Assets held for sale at NAV					518
Total					$85,524
Liabilities
Other liabilities	$—	$(36)	$—	$13	$(23)
Liabilities held for sale	—	(115)	(490)	3	(602)
Total recurring basis liabilities	—	(151)	(490)	16	(625)
Total liabilities at fair value	$—	$(151)	$(490)	$16	$(625)
% of total liabilities at fair value	—%	24.2%	78.4%	(2.6)%	100.0%

Second Quarter 2021 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	December 31, 2020
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$2,061	$45	$—		$2,106
Municipal	—	7,562	17		7,579
Corporate - public	—	21,885	67		21,952
Corporate - privately placed	—	9,002	63		9,065
Foreign government	—	958	—		958
ABS	—	794	52		846
MBS	—	32	27		59
Total fixed income securities	2,061	40,278	226		42,565
Equity securities	2,468	396	304		3,168
Short-term investments	6,549	223	35		6,807
Other investments	—	29	—	$(9)	20
Other assets	1	—	—		1
Assets held for sale	6,488	23,103	267	(6)	29,852
Total recurring basis assets	17,567	64,029	832	(15)	82,413
Total assets at fair value	$17,567	$64,029	$832	$(15)	$82,413
% of total assets at fair value	21.3%	77.7%	1.0%	—%	100.0%

Investments reported at NAV					1,062
Assets held for sale at NAV					762
Total					$84,237
Liabilities
Other liabilities	$—	$(34)	$—	$18	$(16)
Liabilities held for sale	—	(119)	(516)	9	(626)
Total recurring basis liabilities	—	(153)	(516)	27	(642)
Total liabilities at fair value	$—	$(153)	$(516)	$27	$(642)
% of total liabilities at fair value	—%	23.8%	80.4%	(4.2)%	100.0%

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements (1)
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2021
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(466)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.87%

December 31, 2020
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(483)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.80%
(1)These were included in the liabilities held for sale as of June 30, 2021 and December 31, 2020.

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of June 30, 2021 and December 31, 2020, Level 3 fair value measurements of fixed income securities total $155 million and $226 million, respectively, and include $43 million and $69 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $16 million and $18 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2021
	Balance as of March 31, 2021	Total gains (losses) included in:		Transfers		Transfers to (from) held for sale					Balance as of June 30, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$—	$—	$—	$—	$—	$—	$—	$—	$18
Corporate - public	43	—	1	—	(3)	—	—	(21)	—	—	20
Corporate - privately placed	105	—	2	—	(27)	1	23	(20)	—	—	84
ABS	79	—	—	—	(25)	—	—	(4)	—	(40)	10
MBS	23	—	—	—	—	—	—	—	—	—	23
Total fixed income securities	268	—	3	—	(55)	1	23	(45)	—	(40)	155
Equity securities	410	8	—	—	—	8	6	(27)	—	—	405
Short-term investments	—	—	—	—	—	—	—	—	—	—	—
Other investments	3	—	—	—	—	—	—	—	—	—	3
Assets held for sale	170	1	—	—	—	(9)	7	(3)	—	(2)	164
Total recurring Level 3 assets	851	9	3	—	(55)	—	36	(75)	—	(42)	727
Liabilities
Liabilities held for sale	(463)	(24)	—	—	—	—	—	—	(8)	5	(490)
Total recurring Level 3 liabilities	$(463)	$(24)	$—	$—	$—	$—	$—	$—	$(8)	$5	$(490)

Rollforward of Level 3 assets and liabilities held at fair value during the six month period ended June 30, 2021
	Balance as of December 31, 2020	Total gains (losses) included in:		Transfers		Transfers to (from) held for sale					Balance as of June 30, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$—	$1	$—	$—	$—	$3	$—	$—	$(3)	$18
Corporate - public	67	—	(2)	—	—	(6)	14	(53)	—	—	20
Corporate - privately placed	63	1	—	10	—	14	16	(20)	—	—	84
ABS	52	—	—	—	(32)	—	34	(4)	—	(40)	10
MBS	27	—	—	—	—	—	—	(4)	—	—	23
Total fixed income securities	226	1	(1)	10	(32)	8	67	(81)	—	(43)	155
Equity securities	304	25	—	—	—	100	10	(34)	—	—	405
Short-term investments	35	—	—	—	—	—	—	—	—	(35)	—
Other investments	—	—	—	—	—	—	3	—	—	—	3
Assets held for sale	267	1	1	3	(1)	(108)	11	(7)	—	(3)	164
Total recurring Level 3 assets	832	27	—	13	(33)	—	91	(122)	—	(81)	727
Liabilities
Liabilities held for sale	(516)	31	—	—	—	—	—	—	(16)	11	(490)
Total recurring Level 3 liabilities	$(516)	$31	$—	$—	$—	$—	$—	$—	$(16)	$11	$(490)
Second Quarter 2021 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2020
	Balance as of March 31, 2020	Total gains (losses) included in:		Transfers						Balance as of June 30, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$19	$—	$—	$—	$—	$7	$—	$—	$—	$26
Corporate - public	36	—	(8)	—	—	15	—	—	—	43
Corporate - privately placed	33	—	—	—	—	21	(2)	—	—	52
ABS	32	2	(2)	43	(25)	5	(10)	—	—	45
MBS	35	—	—	—	—	10	(1)	—	—	44
Total fixed income securities	155	2	(10)	43	(25)	58	(13)	—	—	210
Equity securities	239	5	—	—	—	29	—	—	—	273
Short-term investments	50	—	—	—	(40)	—	—	—	—	10
Assets held for sale	233	9	(3)	26	—	25	(8)	—	(1)	281
Total recurring Level 3 assets	677	16	(13)	69	(65)	112	(21)	—	(1)	774
Liabilities
Liabilities held for sale	(417)	(69)	—	—	—	—	—	(7)	5	(488)
Total recurring Level 3 liabilities	$(417)	$(69)	$—	$—	$—	$—	$—	$(7)	$5	$(488)

Rollforward of Level 3 assets and liabilities held at fair value during the six months period ended June 30, 2020
	Balance as of December 31, 2019	Total gains (losses) included in:		Transfers						Balance as of June 30, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$22	$—	$(1)	$—	$—	$7	$(1)	$—	$(1)	$26
Corporate - public	36	—	(8)	—	—	15	—	—	—	43
Corporate - privately placed	32	—	(1)	—	—	23	(2)	—	—	52
ABS	49	—	(2)	55	(49)	19	—	—	(27)	45
MBS	35	—	—	—	—	10	(1)	—	—	44
Total fixed income securities	174	—	(12)	55	(49)	74	(4)	—	(28)	210
Equity securities	255	(12)	—	—	—	30	—	—	—	273
Short-term investments	25	—	—	—	(25)	10	—	—	—	10
Assets held for sale	284	(3)	(3)	25	(25)	26	(18)	—	(5)	281
Total recurring Level 3 assets	738	(15)	(15)	80	(99)	140	(22)	—	(33)	774
Liabilities
Liabilities held for sale	(462)	(21)	—	—	—	—	—	(15)	10	(488)
Total recurring Level 3 liabilities	$(462)	$(21)	$—	$—	$—	$—	$—	$(15)	$10	$(488)

Total Level 3 gains (losses) included in net income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Net investment income	$(5)	$—	$(6)	$(14)
Realized capital gains (losses)	13	7	32	2
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three and six months ended June 30, 2021 and 2020 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.

Transfers out of Level 3 during the three and six months ended June 30, 2021 and 2020 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of June 30,
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Assets
Fixed income securities:
Corporate - public	$—	$—	$—	$—
Corporate - privately placed	—	—	—	—
Total fixed income securities	—	—	—	—
Equity securities	$5	$5	$22	$(12)
Assets held for sale	1	8	1	(4)
Total recurring Level 3 assets	$6	$13	$23	$(16)
Liabilities
Liabilities held for sale	$(24)	$(69)	$31	$(21)
Total recurring Level 3 liabilities	(24)	(69)	31	(21)
Total included in net income	$(18)	$(56)	$54	$(37)

Components of net income
Net investment income	$(5)	$—	$(6)	$(14)
Realized capital gains (losses)	10	5	28	2
Total included in net income	$5	$5	$22	$(12)

Assets
Municipal	$—	$—	$1	$(1)
Corporate - public	1	(7)	(2)	(7)
Corporate - privately placed	2	—	—	(1)
ABS	—	(3)	—	(2)
Assets held for sale	—	(2)	1	(2)
Changes in unrealized net capital gains and losses reported in OCI	$3	$(12)	$—	$(13)

Financial instruments not carried at fair value
($ in millions)		June 30, 2021		December 31, 2020
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$786	$831	$746	$792
Bank loans	Level 3	1,584	1,606	772	803
Agent loans	Level 3	581	583	—	—
Assets held for sale	Level 3	3,039	3,239	4,206	4,440

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$20	$20	$—	$—
Long-term debt	Level 2	7,996	9,311	7,825	9,489
Liability for collateral	Level 2	1,495	1,495	914	914
Liabilities held for sale (2)	Level 3	7,475	8,489	8,130	9,424
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.
(2)Includes certain liabilities for collateral measured at Level 2 fair value as of June 30, 2021 and December 31, 2020.
Second Quarter 2021 Form 10-Q 31

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
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of June 30, 2021
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	280	$—	$—	$—
Equity and index contracts
Options	Other investments	n/a	15,061	25	25	—
Futures	Other assets	n/a	1,183	—	—	—
Total return index contracts
Total return swap agreements – fixed income	Other investments	$50	n/a	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	593	n/a	6	16	(10)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	61	n/a	(3)	—	(3)
Credit default swaps – selling protection	Other investments	905	n/a	19	19	—
Assets held for sale		221	2,601	180	182	(2)
Total asset derivatives		$2,580	19,125	$228	$243	$(15)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	1,073	$—	$—	$—
Equity and index contracts
Options	Other liabilities & accrued expenses	n/a	15,000	(13)	—	(13)
Futures	Other liabilities & accrued expenses	n/a	693	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$10	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	102	n/a	(10)	—	(10)
Liabilities held for sale		2,179	2,525	(601)	2	(603)
Total liability derivatives		2,291	19,291	(624)	$2	$(626)
Total derivatives		$4,871	38,416	$(396)
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
Second Quarter 2021 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2020
($ in millions, except number of contracts)		Volume
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	290	$—	$—	$—
Equity and index contracts
Options	Other investments	n/a	56	6	6	—
Futures	Other assets	n/a	905	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	$291	n/a	4	9	(5)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	60	n/a	(3)	—	(3)
Credit default swaps – selling protection	Other investments	750	n/a	13	13	—
Assets held for sale		158	3,189	185	189	(4)
Total asset derivatives		$2,009	4,440	$206	$218	$(12)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	705	$—	$—	$—
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	666	—	—	—
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	$50	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	250	n/a	(9)	1	(10)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	638	n/a	(16)	—	(16)
Credit default swaps – selling protection	Other liabilities & accrued expenses	4	n/a	—	—	—
Liabilities held for sale		2,240	2,737	(630)	1	(631)
Total liability derivatives		3,182	4,108	(655)	$2	$(657)
Total derivatives		$5,191	8,548	$(449)

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2021
Asset derivatives	$17	$(13)	$(1)	$3	$—	$3
Liability derivatives	(13)	13	—	—	—	—

December 31, 2020
Asset derivatives	$10	$(9)	$—	$1	$—	$1
Liability derivatives	(19)	9	9	(1)	—	(1)
(1)All OTC derivatives are subject to enforceable master netting agreements.
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains (losses)	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2021
Interest rate contracts	$2	$—	$2
Equity and index contracts	(6)	14	8
Foreign currency contracts	(2)	—	(2)
Credit default contracts	1	—	1
Total return swaps - fixed income	2	—	2
Total	$(3)	$14	$11

Six months ended June 30, 2021
Interest rate contracts	$1	$—	$1
Equity and index contracts	(8)	30	22
Foreign currency contracts	8	—	8
Credit default contracts	5	—	5
Total return swaps - fixed income	2	—	2
Total	$8	$30	$38

Three months ended June 30, 2020
Interest rate contracts	$1	$—	$1
Equity and index contracts	(3)	31	28
Foreign currency contracts	(4)	—	(4)
Credit default contracts	13	—	13
Total return swaps - fixed income	7	—	7
Total return swaps - equity index	—	—	—
Total	$14	$31	$45

Six months ended June 30, 2020
Interest rate contracts	$36	$—	$36
Equity and index contracts	30	(14)	16
Foreign currency contracts	21	—	21
Credit default contracts	3	—	3
Total return swaps - fixed income	(2)	—	(2)
Total return swaps - equity index	4	—	4
Total	$92	$(14)	$78
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of June 30, 2021, counterparties pledged $7 million in collateral to the Company, and the Company pledged $6 million in cash and securities to counterparties which includes $3 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position.
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
Second Quarter 2021 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	June 30, 2021				December 31, 2020
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	2	$190	$6	$1	1	$186	$4	$—
A	1	236	3	—	—	—	—	—
Total	3	$426	$9	$1	1	$186	$4	$—
(1)    Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)    Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of June 30, 2021, the Company pledged $56 million and received $10 million in the form of margin deposits.
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

($ in millions)	June 30, 2021	December 31, 2020
Gross liability fair value of contracts containing credit-risk-contingent features	$12	$19
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(9)	(6)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(3)	(13)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—
36 www.allstate.com

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

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2021
Single name
Corporate debt	$—	$—	$—	$—	$5	$5	$—
Index
Corporate debt	7	14	179	610	90	900	19
Total	$7	$14	$179	$610	$95	$905	$19

December 31, 2020
Single name
Corporate debt	$—	$—	$—	$—	$4	$4	$—
Index
Corporate debt	6	12	156	492	84	750	13
Total	$6	$12	$156	$492	$88	$754	$13
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
Second Quarter 2021 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Note 8	Variable Interest Entities
Consolidated VIEs, of which the Company is the primary beneficiary, primarily include Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together “Reciprocal Exchanges”). The Reciprocal Exchanges are insurance carriers organized as unincorporated associations. The Company does not own the equity of the Reciprocal Exchanges, which is owned by their respective policyholders.
The Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges. In addition, the Company holds interests that provide capital to the Reciprocal Exchanges and would absorb any expected losses. The Company is therefore the primary beneficiary.
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company. The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $45 million and $90 million of earned premiums in the three and six months ended June 30, 2021, respectively.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	June 30, 2021
Assets
Fixed income securities	$332
Short-term investments	23
Deferred policy acquisition costs	11
Premium installment and other receivables, net	44
Reinsurance recoverables, net	99
Other assets	99
Total assets	608
Liabilities
Reserve for property and casualty insurance claims and claims expense	211
Unearned premiums	194
Other liabilities and expenses	226
Total liabilities	$631
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns, it may need to apply actuarial judgment in the determination and selection of development factors to be more reflective of the new trends. For example, the Coronavirus has had a significant impact on driving patterns and auto frequency that may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability. Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, the rate of distracted driving, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors and the effectiveness and efficiency of claim practices. The Company mitigates these effects through various loss management programs. When such changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves.
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
Second Quarter 2021 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Six months ended June 30,
($ in millions)	2021	2020
Balance as of January 1	$27,610	$27,712
Less recoverables (1)	(7,033)	(6,912)
Net balance as of January 1	20,577	20,800
National General acquisition as of January 4, 2021	1,797	—
Incurred claims and claims expense related to:
Current year	13,476	10,566
Prior years	(226)	(3)
Total incurred	13,250	10,563
Claims and claims expense paid related to:
Current year	(6,919)	(5,777)
Prior years	(6,134)	(5,173)
Total paid	(13,053)	(10,950)
Net balance as of June 30	22,571	20,413
Plus recoverables	9,066	7,013
Balance as of June 30	$31,637	$27,426
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $1.54 billion and $1.40 billion in the six months ended June 30, 2021 and 2020, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Prior year reserve reestimates included in claims and claims expense (1)
	Six months ended June 30,
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2021	2020	2021 (2) (3)	2020	2021	2020
Auto	$(46)	$(26)	$(23)	$(15)	$(69)	$(41)
Homeowners	(2)	(3)	(171)	19	(173)	16
Other personal lines	(3)	(6)	(14)	(2)	(17)	(8)
Commercial lines	31	24	2	3	33	27
Run-off Property-Liability	2	4	—	—	2	4
Protection Services	(2)	(1)	—	—	(2)	(1)
Total prior year reserve reestimates	$(20)	$(8)	$(206)	$5	$(226)	$(3)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Includes approximately $200 million of estimated recoveries related to Nationwide Aggregate Reinsurance Program cover for aggregate catastrophe losses occurring between April 1, 2020 and December 31, 2020, which primarily impacted homeowners reestimates.
(3)Includes approximately $110 million favorable subrogation settlements arising from the Woolsey wildfire, which primarily impacted homeowners reestimates.

40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 10	Reinsurance and indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Property and casualty insurance premiums earned (1)	$(538)	$(279)	$(1,046)	$(568)
Accident and health insurance premiums and contract charges	(24)	(3)	(48)	(6)
(1)Includes approximately $475 million of ceded premiums related to the acquisition of National General for the six months ended June 30, 2021.

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident and health insurance policy benefits
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Property and casualty insurance claims and claims expense (1)	$(158)	$(210)	$(1,751)	$(341)
Accident and health insurance policy benefits	(26)	(2)	(55)	(8)
(1)Includes approximately $675 million, $450 million and $275 million of ceded losses related to the Nationwide Catastrophe Reinsurance Program, the Michigan Catastrophic Claims Association and the acquisition of National General, respectively, for the six months ended June 30, 2021, and $167 million of ceded losses related to the Michigan Catastrophic Claims Association for the six months ended June 30, 2020.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	June 30, 2021	December 31, 2020
Property and casualty
Paid and due from reinsurers and indemnitors	$306	$101
Unpaid losses estimated (including IBNR)	9,066	7,033
Total property and casualty	$9,372	$7,134

Allstate Health and Benefits	125	81
Total	$9,497	$7,215

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Property and casualty (1) (2)
Beginning balance	$(60)	$(59)	$(59)	$(60)
(Increase) decrease in the provision for credit losses	—	—	(1)	1
Ending balance	$(60)	$(59)	$(60)	$(59)

Allstate Health and Benefits
Beginning balance	$(1)	$(1)	$(1)	$(1)
Increase in the provision for credit losses	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$(1)	$(1)	$(1)	$(1)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Note 11	Capital Structure
Repayment of debt On March 29, 2021, the Company repaid, at maturity, $250 million of Floating Rate Senior Notes that bear interest at a floating rate equal to three-month LIBOR plus 0.43% per year.
Second Quarter 2021 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

Note 12	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $71 million and $13 million during the three months ended June 30, 2021 and 2020, respectively, and $122 million and $17 million during the six months ended June 30, 2021 and 2020, respectively.
Restructuring expenses during the second quarter and first six months of 2021 are primarily due to the future work environment and Transformative Growth to optimize and simplify the Company’s operating model and cost structure. The estimated cost of the remaining Transformative Growth actions announced in the third quarter of 2020 was reduced by $40 million as of June 30, 2021, primarily due to lower severance costs due to attrition. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Restructuring programs
($ in millions)	Future work environment	Transformative Growth
Expected program charges	$110	$290
2020 expenses	—	(238)
2021 expenses	(79)	1
Change in estimated program costs	—	(40)
Remaining program charges	$31	$13
These charges are primarily recorded in the Allstate Protection segment. The Company expects that a majority of these actions will be completed in 2021.
Employee costs, which primarily relate to Transformative Growth, include severance and employee benefits primarily impacting claims, sales, service and support functions. Exit costs related to future work environment and Transformative Growth reflect real estate costs primarily related to accelerated amortization of right of use assets and related leasehold improvements at facilities to be vacated.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2020	$72	$—	$72
Expense incurred	50	95	145
Adjustments to liability	(23)	—	(23)
Payments and non-cash charges	(35)	(95)	(130)
Restructuring liability as of June 30, 2021	$64	$—	$64
As of June 30, 2021, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $249 million for employee costs and $147 million for exit costs.

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
42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Historically, the Company has not made any material payments pursuant to these obligations.
The aggregate liability balance related to all guarantees was not material as of June 30, 2021.
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
Second Quarter 2021 Form 10-Q 43

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
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio filed March 2020); Ferguson-Luke et al. v. Allstate Property and Casualty Insurance Company (N.D. Ohio filed April 2020); Huey v. Allstate Vehicle and Property Insurance Company (N.D. Miss. filed October 2019); Clark v. Allstate Vehicle and Property Insurance Company (Circuit Court of Independence Co., Ark. filed February 2016); Thaxton v. Allstate Indemnity Company
44 www.allstate.com

Notes to Condensed Consolidated Financial Statements

(Madison Co., Ill. filed July 2020); Hester v. Allstate Vehicle and Property Insurance Company (St. Clair Co., Ill. filed June 2020); Mitchell, et al. v. Allstate Vehicle and Property Insurance Company, et al. (S.D. Ala. filed August 2021). No classes have been certified in these matters.
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
The following cases are currently pending against the Company: Olberg v. Allstate Insurance Company, Allstate Fire and Casualty Insurance Company, and CCC Information Services, Inc. (W.D. Wash., filed April 2018); Bloomgarden v. Allstate Fire and Casualty Insurance Company (S.D. Fla., filed July 2018, dismissed August 2019, refiled on September 2019, remanded to 17th Judicial Circuit, Broward County October 2020); Erby v. Allstate Fire and Casualty Insurance Company (E.D. Pa., filed October 2018); Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D. N.Y., filed December 2018); Ryan v. Allstate Fire and Casualty Insurance Company (7th Judicial Circuit, Volusia County, Fla.; filed May 2019, dismissed and refiled October 2019); Durgin v. Allstate Property and Casualty Insurance Company (W.D. LA, filed June 7, 2019); Anderson v. Allstate Insurance Company (20th Judicial Circuit, Collier County, Fla.; filed August 2019); Cody v. Allstate Fire and Casualty Insurance Company and Allstate County Mutual Insurance Company (N.D. Tex., filed August 2019); Saad v. National General Insurance Company (Superior Ct., Los Angeles County, Cal.; filed May 2020); Williams v. Esurance Property and Casualty Insurance Company (C.D. Cal,; filed September 2020); Cotton v. Allstate Fire and Casualty Insurance Company (Cir. Ct. of Cook County, Chancery Div., Ill.; filed October 2020); Romaniak v. Esurance Property and Casualty Insurance Company (N.D. Ohio, filed December 2020); Keita v. Esurance Property and Casualty Insurance Company (17th Judicial Circuit, Broward County, Fla.; filed March 2021); Rawlins v. Esurance Property and Casualty Insurance Company (E.D. Missouri; filed February 2021).
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
Biefeldt / IBEW Consolidated Action. Two separately filed stockholder derivative actions have been consolidated into a single proceeding that is pending in the Circuit Court for Cook County, Illinois, Chancery Division. The original complaint in the first-filed of those actions, Biefeldt v. Wilson, et al., was filed on August 3, 2017, in that court by a plaintiff alleging that she is a stockholder of the Company. On June 29, 2018, the court granted defendants’ motion to dismiss that complaint for failure to make a pre-suit demand on the Allstate Board but granted plaintiff permission to file an amended complaint. The original complaint in IBEW Local No. 98 Pension Fund v. Wilson, et al., was filed on April 12, 2018, in the same court by another plaintiff alleging to be a stockholder of the Company. After the court issued its dismissal decision in the Biefeldt action, plaintiffs agreed to consolidate the two actions and filed a consolidated amended complaint naming as defendants the Company’s chairman, president and chief executive officer, its former president, and certain present or former members of the board of directors. In that complaint, plaintiffs allege that the directors and officer defendants breached their fiduciary duties to the Company in connection with allegedly material misstatements or omissions concerning the Company’s automobile insurance claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015. The factual allegations are substantially similar to those at issue in In re The Allstate Corp. Securities Litigation. Plaintiffs further allege that a senior officer and several outside directors engaged in stock option exercises allegedly while in possession of material nonpublic information. Plaintiffs seek, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. Defendants moved to dismiss the consolidated complaint on September 24, 2018 for failure to make a demand on the Allstate Board. On May 14, 2019, the court granted defendants’ motion to dismiss the complaint, but allowed plaintiffs leave to file a second consolidated amended complaint which they filed on September 17, 2019. Defendants moved to dismiss the complaint on November 1, 2019 for failure to make a demand on the Allstate Board. The court subsequently requested supplemental briefing on the motion which concluded on February 1, 2021. On February 24, 2021, the court dismissed the second amended consolidated complaint with prejudice. Plaintiffs filed a notice of appeal on March 26, 2021 and the appeal will be fully briefed as of September 8, 2021.
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
Second Quarter 2021 Form 10-Q 45

Notes to Condensed Consolidated Financial Statements

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
The Company is defending two putative class actions in California federal court, Holland Hewitt v. Allstate Life Insurance Company (E.D. Cal., filed May 2020) and Farley v. Lincoln Benefit Life Company (E.D. Cal., filed Dec. 2020), where the plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. No classes have been certified in these matters.
46 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 14	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Pension benefits
Service cost	$25	$25	$51	$53
Interest cost	52	56	98	112
Expected return on plan assets	(109)	(95)	(226)	(199)
Amortization of prior service credit	(12)	(14)	(25)	(28)
Costs and expenses	(44)	(28)	(102)	(62)
Remeasurement of projected benefit obligation	245	672	(267)	556
Remeasurement of plan assets	(388)	(623)	(167)	(189)
Remeasurement (gains) losses	(143)	49	(434)	367
Pension net (benefit) cost	$(187)	$21	$(536)	$305

Postretirement benefits
Service cost	$1	$2	$1	$3
Interest cost	2	3	4	6
Amortization of prior service credit	(7)	(1)	(13)	(2)
Costs and expenses	(4)	4	(8)	7
Remeasurement of projected benefit obligation	9	24	(10)	24
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	9	24	(10)	24
Postretirement net cost (benefit)	$5	$28	$(18)	$31

Pension and postretirement benefits
Costs and expenses	$(48)	$(24)	$(110)	$(55)
Remeasurement (gains) losses	(134)	73	(444)	391
Total net (benefit) cost	$(182)	$49	$(554)	$336
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

Pension and postretirement benefits remeasurement gains and losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$178	$433	$(239)	$397
Other assumptions	76	263	(38)	183
Remeasurement of plan assets (gains) losses	(388)	(623)	(167)	(189)
Remeasurement (gains) losses	$(134)	$73	$(444)	$391
Remeasurement gains for the second quarter of 2021 primarily related to favorable asset performance compared to the expected return on plan assets, partially offset by a decrease in the liability discount rate and changes in actuarial assumptions. Remeasurement gains in the first six months of 2021 primarily related to an increase in the liability discount rate and favorable asset performance compared to the expected return on plan assets.

The weighted average discount rate used to measure the benefit obligation decreased to 2.85% at June 30, 2021 compared to 3.13% at March 31, 2021 and increased compared to 2.51% at December 31, 2020 resulting in losses for the second quarter and gains for the first six months of 2021.
For the second quarter and first six months of 2021, the actual return on plan assets was higher due to strong equity performance. The increase in the second quarter of 2021 was also due to lower market yields resulting in higher fixed income valuations.
Second Quarter 2021 Form 10-Q 47

Notes to Condensed Consolidated Financial Statements

Note 15	Supplemental Cash Flow Information
Non-cash investing activities include $15 million and $21 million related to mergers and exchanges completed with equity securities, limited partnerships, and modification of other investments for the six months ended June 30, 2021 and 2020, respectively.
Non-cash financing activities include $51 million and $56 million related to the issuance of Allstate common shares for vested equity awards for the six months ended June 30, 2021 and 2020, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $91 million and $78 million for the six months ended June 30, 2021 and 2020, respectively. Non-cash operating activities include $92 million and $52 million related to right-of-use (“ROU”) assets obtained in exchange for lease obligations for the six months ended June 30, 2021 and 2020, respectively.
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

($ in millions)	Six months ended June 30,
	2021	2020
Net change in proceeds managed
Net change in short-term investments	$(583)	$336
Operating cash flow (used) provided	(583)	336
Net change in cash	2	(8)
Net change in proceeds managed	$(581)	$328

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of period	$(914)	$(1,298)
Liabilities for collateral, end of period	(1,495)	(970)
Operating cash flow provided (used)	$581	$(328)

Note 16	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$706	$(149)	$557	$2,796	$(590)	$2,206
Less: reclassification adjustment of realized capital gains and losses	93	(20)	73	169	(35)	134
Unrealized net capital gains and losses	613	(129)	484	2,627	(555)	2,072
Unrealized foreign currency translation adjustments	(4)	1	(3)	11	(2)	9
Unamortized pension and other postretirement prior service credit (1)	(18)	4	(14)	(14)	3	(11)
Other comprehensive income (loss)	$591	$(124)	$467	$2,624	$(554)	$2,070

	Six months ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,007)	$215	$(792)	$1,363	$(288)	$1,075
Less: reclassification adjustment of realized capital gains and losses	283	(59)	224	456	(96)	360
Unrealized net capital gains and losses	(1,290)	274	(1,016)	907	(192)	715
Unrealized foreign currency translation adjustments	39	(8)	31	(38)	8	(30)
Unamortized pension and other postretirement prior service credit (1)	(37)	8	(29)	(8)	1	(7)
Other comprehensive (loss) income	$(1,288)	$274	$(1,014)	$861	$(183)	$678
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
48 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2021, the related condensed consolidated statements of operations, comprehensive income and shareholders’ equity for the three and six month periods ended June 30, 2021 and 2020, and cash flows for the six month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 4, 2021
Second Quarter 2021 Form 10-Q 49

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
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have moderated in 2021 as vaccines have become more widely available in the United States and Canada. There is no way of predicting with certainty how long the pandemic might last. We continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to our operations, but the effects could be material.
The Coronavirus has affected our operations and may continue to significantly affect our results of operations, financial condition and liquidity, including:
•Sales of new and retention of existing policies
•Premium for transportation network products
•Claim severity costs, driving behavior and auto accident frequency
•Hospital and outpatient claim costs
•Investment valuations and returns
•Bad debt and credit allowance exposure
•Consumer utilization of Milewise®, our pay-per-mile insurance product
•Retail sales in Allstate Protection Plans
This list is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to the impacts of the Coronavirus on our 2021 results.
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
In the personal property-liability businesses this has four key components:
•Expanding customer access
•Improving customer value
•Increasing customer acquisition sophistication and investment
•Building new technology applications
The protection businesses are being expanded by leveraging enterprise capabilities and resources such as distribution, brand, analytics, claims, investment expertise, talent and capital.
Enhancing strategic position in the independent agent channel On January 4, 2021, we completed the acquisition of National General Holdings Corp. (“National General”), significantly enhancing our strategic position in the independent agency channel. The transaction increased our market share in personal property-liability by over one percentage point and enhanced our independent agent-facing technology. It will significantly expand our distribution footprint, leading us to be a top five personal lines carrier in the independent agency distribution channel.
As part of the acquisition, Allstate Independent Agency and Encompass organizations will be integrated into National General by:
•Migrating Encompass policyholders and business operations to National General and retiring Encompass’s technology
•Transitioning Allstate Independent Agent new business to National General as mid-market products roll out
50 www.allstate.com

Discontinued operations and held for sale During the first quarter of 2021, we announced the pending sales of Allstate Life Insurance Company (“ALIC”), Allstate Life Insurance Company of New York (“ALNY”) and certain affiliates for $3.0 billion in cash. We are no longer accepting new proprietary life insurance applications through Allstate exclusive agents. A loss on disposition of $4 billion, after-tax, was recorded in the first quarter of 2021 related to these transactions. The transactions are expected to close in 2021, subject to regulatory approvals and other customary closing conditions. Beginning in the first quarter of 2021, the assets and liabilities of the business were reclassified as held for sale and results are presented as discontinued operations. This change was applied on a retrospective basis.
SafeAuto On June 1, 2021, we announced an agreement to acquire SafeAuto, a non-standard auto insurance carrier focused on providing state-minimum private-passenger auto insurance with coverage options in 28 states, for $270 million in cash. The transaction is expected to close in 2021, subject to regulatory approval and customary closing conditions.
See Note 3 of the condensed consolidated financial statements for further information on acquisitions and dispositions.
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
Second Quarter 2021 Form 10-Q 51

Highlights

Consolidated net income
($ in millions)

Q1	Q2

$2,000
$1,000
$0
$(1,000)
$(2,000)
$187
$1,595
$(1,408)
$1,737
$1,224
$513
2021
2020

Consolidated net income applicable to common shareholders increased 30.3% to $1.60 billion in the second quarter of 2021 compared to the same period of 2020 primarily due to higher property and casualty insurance premiums, higher net investment income and lower Shelter-in-Place Payback expense, partially offset by higher non-catastrophe losses.

Consolidated net income applicable to common shareholders decreased 89.2% to $187 million in first six months of 2021 compared to the same period of 2020 primarily due to a loss from discontinued operations and higher non-catastrophe losses. Partially offsetting were higher net investment income, pension and other postretirement gains in 2021 compared to losses in 2020 and net realized capital gains.

For the twelve months ended June 30, 2021, return on Allstate common shareholders’ equity was 15.3%, a decrease of 2.9 points from 18.2% for the twelve months ended June 30, 2020.

Total revenue
($ in millions)

Total revenue increased 21.6% to $12.65 billion and 23.8% to $25.10 billion in the second quarter and first six months of 2021, respectively, compared to the same periods of 2020, driven by 13.2% and 12.4% increase in property and casualty insurance premiums in the second quarter and first six months of 2021, respectively, and higher net investment income.
Insurance premiums earned increased in Property-Liability, primarily due to the acquisition of National General, and in Protection Services.

Net investment income
($ in millions)

Net investment income increased $754 million to $974 million in the second quarter of 2021 compared to the same period of 2020 and increased $1.22 billion to $1.68 billion in the first six months of 2021 compared to the same period of 2020. The increase in both periods was primarily due to increases in performance-based income results, mainly from limited partnerships.

52 www.allstate.com

Financial highlights
Investments totaled $62.57 billion as of June 30, 2021, increasing from $59.54 billion as of December 31, 2020.
Allstate shareholders’ equity As of June 30, 2021, Allstate shareholders’ equity was $28.21 billion.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $86.33, an increase of 9.0% from $79.21 as of June 30, 2020, and a decrease of 5.7% from $91.50 as of December 31, 2020.
Return on average Allstate common shareholders’ equity For the twelve months ended June 30, 2021, return on Allstate common shareholders’ equity was 15.3%, a decrease of 2.9 points from 18.2% for the twelve months ended June 30, 2020. The decrease was primarily due to lower net income applicable to common shareholders for the trailing twelve-month period ended June 30, 2021 and an increase in average Allstate common shareholders’ equity.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement gains of $134 million in the second quarter of 2021 primarily related to favorable asset performance compared to the expected return on plan assets, partially offset by a decrease in the liability discount rate and changes in actuarial assumptions. Pension and other postretirement remeasurement gains of $444 million in the first six months of 2021 primarily related to an increase in the liability discount rate and favorable asset performance compared to the expected return on plan assets.

Summarized consolidated financial results

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Revenues
Property and casualty insurance premiums	$10,444	$9,223	$20,751	$18,458
Accident and health insurance premiums and contract charges	447	263	902	545
Other revenue	494	257	1,049	522
Net investment income	974	220	1,682	466
Realized capital gains (losses)	287	440	713	278
Total revenues	12,646	10,403	25,097	20,269

Costs and expenses
Property and casualty insurance claims and claims expense	(7,207)	(5,222)	(13,250)	(10,563)
Shelter-in-Place Payback expense	(29)	(738)	(29)	(948)
Accident and health insurance policy benefits	(244)	(123)	(477)	(264)
Interest credited to contractholder funds	(8)	(9)	(17)	(18)
Amortization of deferred policy acquisition costs	(1,545)	(1,344)	(3,068)	(2,709)
Operating, restructuring and interest expenses	(1,845)	(1,486)	(3,713)	(2,909)
Pension and other postretirement remeasurement gains (losses)	134	(73)	444	(391)
Amortization of purchased intangibles	(105)	(29)	(158)	(57)
Total costs and expenses	(10,849)	(9,024)	(20,268)	(17,859)

Income from operations before income tax expense	1,797	1,379	4,829	2,410

Income tax expense	(362)	(273)	(988)	(467)

Net income from continuing operations	1,435	1,106	3,841	1,943

Income (loss) from discontinued operations, net of tax	196	144	(3,597)	(144)

Net income	1,631	1,250	244	1,799

Less: Net income attributable to noncontrolling interest	6	—	—	—

Net income attributable to Allstate	1,625	1,250	244	1,799

Preferred stock dividends	(30)	(26)	(57)	(62)

Net income applicable to common shareholders	$1,595	$1,224	$187	$1,737

Second Quarter 2021 Form 10-Q 53

Segment highlights
Allstate Protection underwriting income was $431 million in the second quarter of 2021, a decrease of $474 million from $905 million in the second quarter of 2020. Underwriting income totaled $2.09 billion in the first six months of 2021, a $165 million decrease from $2.26 billion in the first six months of 2020. The decrease in both periods was related to higher auto and home non-catastrophe losses, amortization of DAC and advertising expenses, partially offset by premiums from the acquisition of National General and lower Shelter-in-Place Payback expense.
Catastrophe losses were $952 million and $1.54 billion in the second quarter and first six months of 2021, respectively, compared to $1.19 billion and $1.40 billion in the second quarter and first six months of 2020, respectively.
Premiums written increased 12.5% to $10.32 billion in the second quarter of 2021 and 13.1% to $20.09 billion in the first six months of 2021 compared to the same periods of 2020, reflecting the acquisition of National General.
Protection Services adjusted net income was $56 million in the second quarter of 2021 compared to $38 million in the second quarter of 2020. Adjusted net income was $105 million in the first six months of 2021 compared to $75 million in the first six months of 2020. The increase in both periods was primarily due to growth at Allstate Protection Plans and Allstate Identity Protection.

Allstate Health and Benefits adjusted net income was $62 million and $127 million in the second quarter and first six months of 2021, respectively, compared to $5 million and $29 million in the second quarter and first six months of 2020, respectively. The increase in both periods was primarily due to the acquisition of National General’s group health and individual accident and health business, which resulted in higher premiums and contract charges and the addition of other revenue, partially offset by higher policy benefits and operating costs and expenses. Results for the second quarter of 2020 included an after-tax charge of $32 million related to the write-off of previously capitalized software.
Premiums and contract charges increased 70.0% to $447 million in the second quarter of 2021 and 65.5% to $902 million in the first six months of 2021 compared to the same periods of 2020, primarily due to the addition of group health and individual accident and health business.

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
•Effect of Run-off Property-Liability business on combined ratio: the ratio of claims and claims expense, restructuring and related charges and operating costs and expenses in Run-off Property-Liability segment to Property-Liability premiums earned.

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
•Percent change in frequency or severity statistics is calculated as the amount of increase or decrease in gross claim frequency or paid claim severity in the current period compared to the same period in the prior year divided by the prior year gross claim frequency or paid claim severity.
Second Quarter 2021 Form 10-Q 55

Property-Liability Operations

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions, except ratios)	2021	2020	2021	2020
Premiums written	$10,323	$9,172	$20,091	$17,764
Premiums earned	$10,009	$8,863	$19,905	$17,744
Other revenue	321	206	706	419
Claims and claims expense	(7,103)	(5,139)	(13,048)	(10,390)
Shelter-in-Place Payback expense	(29)	(738)	(29)	(948)
Amortization of DAC	(1,319)	(1,149)	(2,622)	(2,316)
Other costs and expenses	(1,384)	(1,133)	(2,728)	(2,247)
Restructuring and related charges (1)	(66)	(8)	(98)	(12)
Underwriting income	$429	$902	$2,086	$2,250

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$915	$1,161	$1,748	$1,392
Catastrophe reserve reestimates (2)	37	25	(206)	5
Total catastrophe losses	$952	$1,186	$1,542	$1,397

Non-catastrophe reserve reestimates (2)	(20)	(35)	(18)	(7)
Prior year reserve reestimates (2)	17	(10)	(224)	(2)

GAAP operating ratios
Loss ratio	71.0	58.0	65.5	58.5
Expense ratio (3)	24.7	31.8	24.0	28.8
Combined ratio	95.7	89.8	89.5	87.3
Effect of catastrophe losses on combined ratio	9.5	13.4	7.7	7.9
Effect of prior year reserve reestimates on combined ratio	0.2	(0.1)	(1.1)	(0.1)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.4	0.3	(1.0)	—
Effect of amortization of purchased intangibles on combined ratio	0.7	—	0.5	—
Effect of restructuring and related charges on combined ratio (3)	0.6	0.1	0.5	0.1
Effect of Shelter-in-Place Payback expense on combined and expense ratios	0.3	8.3	0.1	5.3
Effect of Run-off Property-Liability business on combined ratio	—	—	—	—
(1)Restructuring and related charges for the second quarter and first six months of 2021 primarily related to future work environment or Transformative Growth. See Note 12 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
56 www.allstate.com

Allstate Protection Segment Results
Allstate Protection Segment
Allstate Protection consists of the Allstate brand, National General and Answer Financial. The Encompass brand was combined into National General beginning in the first quarter of 2021 and results prior to 2021 reflect Encompass brand results only.

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Premiums written	$10,323	$9,172	$20,091	$17,764
Premiums earned	$10,009	$8,863	$19,905	$17,744
Other revenue	321	206	706	419
Claims and claims expense	(7,102)	(5,137)	(13,046)	(10,386)
Shelter-in-Place Payback expense	(29)	(738)	(29)	(948)
Amortization of DAC	(1,319)	(1,149)	(2,622)	(2,316)
Other costs and expenses	(1,384)	(1,132)	(2,726)	(2,245)
Restructuring and related charges	(65)	(8)	(97)	(12)
Underwriting income	$431	$905	$2,091	$2,256
Catastrophe losses	$952	$1,186	$1,542	$1,397
Underwriting income decreased 52.4% or $474 million and 7.3% or $165 million in the second quarter and the first six months of 2021, respectively, compared to the same periods of 2020 primarily due to higher auto and home non-catastrophe losses, amortization of DAC and advertising expenses, partially offset by premiums from the acquisition of National General and lower Shelter-in-Place Payback expense.

Change in underwriting results from the prior period - three months ended
($ in millions)

Change in underwriting results from the prior period - six months ended
($ in millions)

Second Quarter 2021 Form 10-Q 57

Segment Results Allstate Protection

Underwriting income (loss) by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2021	2020	2021	2020	2021	2020
Three months ended June 30,
Auto (1)	$364	$966	$30	$32	$394	$998
Homeowners (2)	7	(118)	(14)	(21)	(7)	(139)
Other personal lines	40	48	(1)	(5)	39	43
Commercial lines	(25)	(11)	—	—	(25)	(11)
Other business lines (3)	28	14	—	—	28	14
Answer Financial	—	—	—	—	2	—
Total	$414	$899	$15	$6	$431	$905

Six months ended June 30,
Auto (1)	$1,567	$1,625	$154	$30	$1,721	$1,655
Homeowners (2)	269	449	(8)	(7)	261	442
Other personal lines	65	136	7	(3)	72	133
Commercial lines	(27)	(6)	—	—	(27)	(6)
Other business lines (3)	55	31	—	—	55	31
Answer Financial	—	—	—	—	9	1
Total	$1,929	$2,235	$153	$20	$2,091	$2,256
(1)2021 results include National General commercial lines insurance products.
(2)2021 results include National General packaged policies, which include auto and other personal lines insurance products.
(3)Other business lines includes revenue and direct operating expenses for distribution of non-proprietary life and annuity products.
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

Premiums written by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2021	2020	2021	2020	2021	2020
Three months ended June 30,
Auto	$5,952	$6,054	$866	$136	$6,818	$6,190
Homeowners	2,313	2,178	409	106	2,722	2,284
Other personal lines	539	507	40	21	579	528
Commercial lines	204	170	—	—	204	170
Total premiums written	$9,008	$8,909	$1,315	$263	$10,323	$9,172

Six months ended June 30,
Auto	$12,012	$12,145	$1,818	$254	$13,830	$12,399
Homeowners	4,040	3,823	765	193	4,805	4,016
Other personal lines	976	920	79	38	1,055	958
Commercial lines	401	391	—	—	401	391
Total premiums written	$17,429	$17,279	$2,662	$485	$20,091	$17,764
58 www.allstate.com

Allstate Protection Segment Results

Premiums earned by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2021	2020	2021	2020	2021	2020
Three months ended June 30,
Auto	$6,036	$6,037	$847	$135	$6,883	$6,172
Homeowners	2,032	1,955	379	99	2,411	2,054
Other personal lines	482	459	37	19	519	478
Commercial lines	196	159	—	—	196	159
Total premiums earned	$8,746	$8,610	$1,263	$253	$10,009	$8,863

Six months ended June 30,
Auto	$12,050	$12,057	$1,642	$270	$13,692	$12,327
Homeowners	4,040	3,891	763	200	4,803	4,091
Other personal lines	951	910	73	39	1,024	949
Commercial lines	386	377	—	—	386	377
Total premiums earned	$17,427	$17,235	$2,478	$509	$19,905	$17,744

Reconciliation of premiums written to premiums earned:
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Total premiums written	$10,323	$9,172	$20,091	$17,764
(Increase) decrease in unearned premiums (1)	(312)	(349)	(592)	21
Other	(2)	40	406	(41)
Total premiums earned	$10,009	$8,863	$19,905	$17,744
(1)2021 results include unearned premiums related to acquisition of National General.

Policies in force by brand and by line of business
	Allstate brand		National General		Allstate Protection
PIF (thousands)	2021	2020	2021	2020	2021	2020
Auto	21,920	21,978	3,694	473	25,614	22,451
Homeowners	6,459	6,391	652	225	7,111	6,616
Other personal lines	4,525	4,415	291	74	4,816	4,489
Commercial lines	213	221	109	—	322	221
Total	33,117	33,005	4,746	772	37,863	33,777

Second Quarter 2021 Form 10-Q 59

Segment Results Allstate Protection
Auto insurance premiums written increased 10.1% or $628 million in the second quarter of 2021 compared to the second quarter of 2020 and increased 11.5% or 1.43 billion in the first six months of 2021 compared to the first six months of 2020, primarily due to the following factors:
•Acquisition of National General
•Increased new issued applications in the Allstate brand driven by increased advertising and higher close ratio
•Decreased Allstate brand average premium reflecting approved rate decreases of approximately 3% for the trailing twelve months ended June 30, 2021
–Targeted rate increases due to higher inflationary trends will be implemented, as necessary, to maintain target returns
•PIF increased 14.1% or 3,163 thousand to 25,614 thousand as of June 30, 2021 compared to June 30, 2020 due to the acquisition of National General
–PIF increased by 161 thousand as of June 30, 2021 compared to March 31, 2021, with increases in both Allstate brand and National General

Auto premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
New issued applications (thousands)
Agency channel	658	664	(0.9)%	1,309	1,336	(2.0)%
Direct channel	268	204	31.4%	546	413	32.2%
Allstate brand	926	868	6.7%	1,855	1,749	6.1%
National General	495	14	NM	1,037	30	NM
Total new issued applications	1,421	882	61.1%	2,892	1,779	62.6%

Allstate brand average premium	$600	$612	(2.0)%	$604	$614	(1.6)%
Allstate brand renewal ratio (%)	87.1	87.6	(0.5)	86.9	87.5	(0.6)
Homeowners insurance premiums written increased 19.2% or $438 million in the second quarter of 2021 compared to the second quarter of 2020 and increased 19.6% or $789 million in the first six months of 2021 compared to the first six months of 2020, primarily due to the following factors:
•Acquisition of National General
•Higher Allstate brand average premiums from approved rate increases of approximately 3.5% for the trailing twelve months ended June 30, 2021 and inflation in insured home valuations
•Increased new issued applications in the Allstate brand driven by higher quote volumes and improved close rates

Homeowners premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
New issued applications (thousands)
Agency channel	243	214	13.6%	447	405	10.4%
Direct channel	22	16	37.5%	38	29	31.0%
Allstate brand	265	230	15.2%	485	434	11.8%
National General	27	8	NM	49	16	NM
New issued applications	292	238	22.7%	534	450	18.7%

Allstate brand average premium	$1,404	$1,324	6.0%	$1,384	$1,318	5.0%
Allstate brand renewal ratio (%)	87.3	87.3	—	87.2	87.4	(0.2)
Other personal lines premiums written increased 9.7% or $51 million in the second quarter of 2021 compared to the second quarter of 2020 and increased 10.1% or $97 million in the first six months of 2021 compared to the first six months of 2020. The increase in both periods was primarily due to the acquisition of National General and increases in condominiums, personal umbrella and renters premiums for Allstate brand.

Commercial lines premiums written increased 20.0% or $34 million in the second quarter of 2021 compared to the second quarter of 2020 and increased 2.6% or $10 million in the first six months of 2021 compared to the first six months of 2020. The increase in both periods was primarily due to the addition of a large transportation network company, higher miles driven in our shared economy business as the impacts of the Coronavirus decrease and an increase in average premiums. PIF for the shared economy agreements typically reflect contracts that cover multiple insureds as opposed to individual insureds.
60 www.allstate.com

Allstate Protection Segment Results
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2021	2020	2021	2020	2021	2020
Three months ended June 30,
Auto	68.7	47.9	25.6	35.9	94.3	83.8
Impact of Shelter-in-Place Payback expense	—	—	0.4	11.9	0.4	11.9
Homeowners	76.3	84.8	24.0	22.0	100.3	106.8
Other personal lines	68.0	65.1	24.5	25.9	92.5	91.0
Commercial lines	90.8	78.6	22.0	28.3	112.8	106.9
Impact of Shelter-in-Place Payback expense	—	—	—	2.5	—	2.5

Total	71.0	58.0	24.7	31.8	95.7	89.8
Impact of amortization of purchased intangibles	—	—	0.7	—	0.7	—
Impact of Shelter-in-Place Payback expense	—	—	0.3	8.3	0.3	8.3
Impact of restructuring and related charges	—	—	0.6	0.1	0.6	0.1
Impact of Allstate Special Payment plan bad debt expense (2)	—	—	(0.1)	0.5	(0.1)	0.5

Six months ended June 30,
Auto	63.0	55.1	24.4	31.5	87.4	86.6
Impact of Shelter-in-Place Payback expense	—	—	0.2	7.7	0.2	7.7
Homeowners	70.6	66.9	24.0	22.3	94.6	89.2
Other personal lines	68.1	59.8	24.9	26.2	93.0	86.0
Commercial lines	84.7	78.5	22.3	23.1	107.0	101.6
Impact of Shelter-in-Place Payback expense	—	—	—	1.1	—	1.1

Total	65.5	58.5	24.0	28.8	89.5	87.3
Impact of amortization of purchased intangibles	—	—	0.5	—	0.5	—
Impact of Shelter-in-Place Payback expense	—	—	0.1	5.3	0.1	5.3
Impact of restructuring and related charges	—	—	0.5	0.1	0.5	0.1
Impact of Allstate Special Payment plan bad debt expense (2)	—	—	(0.1)	0.3	(0.1)	0.3
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
(2)Relates to the Allstate Special Payment plan offered in 2020 to customers as a result of the Coronavirus to provide more flexible payment options. Approximately 70% of the higher bad debt expense was attributed to auto.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2021	2020	2021	2020	2021	2020	2021	2020
Three months ended June 30,
Auto	68.7	47.9	2.2	2.2	(0.5)	(0.9)	(0.1)	(0.1)
Homeowners	76.3	84.8	30.3	46.4	1.2	1.1	1.5	1.3
Other personal lines	68.0	65.1	11.9	18.6	0.2	(0.4)	0.7	0.4
Commercial lines	90.8	78.6	3.6	5.7	9.2	13.2	—	1.3
Total	71.0	58.0	9.5	13.4	0.2	(0.1)	0.4	0.3

Six months ended June 30,
Auto	63.0	55.1	1.3	1.2	(0.5)	(0.3)	(0.2)	(0.1)
Homeowners	70.6	66.9	25.5	27.8	(3.6)	0.4	(3.6)	0.5
Other personal lines	68.1	59.8	11.7	10.7	(1.6)	(0.8)	(1.4)	(0.2)
Commercial lines	84.7	78.5	3.9	2.9	8.5	7.2	0.5	0.8
Total	65.5	58.5	7.7	7.9	(1.1)	(0.1)	(1.0)	—
(1) The ten-year average effect of catastrophe losses on the total combined ratio was 11.7 points in the second quarter of 2021.

Second Quarter 2021 Form 10-Q 61

Segment Results Allstate Protection
Auto loss ratio increased 20.8 and 7.9 points in the second quarter and first six months of 2021, respectively, compared to the same periods of 2020, primarily due to:
•Higher gross claim frequency in all coverages, as miles driven continue to rebound toward pre-pandemic levels
•Increased severity, primarily for property damage, collision and bodily injury coverages, driven by inflationary pressures and accident type mix
•Partially offset by higher premiums earned
The impacts of the Coronavirus affect frequency and severity statistics including:
•Shelter-in-place and travel restrictions, which have moderated in 2021 as vaccines have become more widely available in the US and Canada
•Unemployment levels
•Changes in commuting activity
•Shifts in the frequency environment may impact the speed claims are settled
•Driving behavior (e.g., speed, time of day) impacting mix of claim types
•Labor and part cost increases
•Changes in limits purchased

Allstate brand frequency and paid claim severity statistics (excluding catastrophe losses)
(% change year-over-year)
Three months ended June 30, 2021
Property damage gross claim frequency	47.3%
Property damage paid claim severity	(4.9)

Six months ended June 30, 2021
Property damage gross claim frequency	6.6%
Property damage paid claim severity	1.1
Property damage gross claim frequency increased in the second quarter and the first six months of 2021 compared to the same periods of 2020 due to factors including:
•Increases in miles driven compared to the second quarter of 2020 which was significantly impacted by the implementation of shelter-in-place restrictions due to the Coronavirus
•Gross claim frequency decreased 21.0% and 24.8% in the second quarter and first six months of 2021, respectively, when compared to pre-pandemic levels of 2019 as auto miles driven, particularly during peak commuting hours, is lower
Property damage paid claim severity decreased in the second quarter of 2021 and increased in the first six months of 2021 compared to the same periods of 2020.
•Results in both periods were impacted by the Coronavirus, including more restrictive shelter-in-place orders in the second quarter of 2020
•When compared to pre-pandemic levels of 2019, property damage paid claim severity increased 14.6% and 14.3% in the second quarter and first six months of 2021, respectively, or an average annual increase of approximately 7.0%. The increase in both periods is due to rising inflationary impacts in both used car values and replacement part costs, including higher costs to repair more sophisticated newer model vehicles and increased costs associated with total losses
Collision severity trends increased in the second quarter and the first six months of 2021 compared to the same periods of 2020 due to inflationary pressures from higher used car values and replacement part costs.
Bodily injury severity trends increased in the second quarter and the first six months of 2021 compared to the same periods of 2020 due to injury mix and higher medical care inflation.
Homeowners loss ratio decreased 8.5 points in the second quarter of 2021 compared to the second quarter of 2020, primarily due to increased premiums earned and lower catastrophe losses, partially offset by increased non-catastrophe claim frequency and severity. Homeowners loss ratio increased 3.7 points in the first six months of 2021 compared to the first six months of 2020, primarily due to higher frequency and severity.

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)
Three months ended June 30, 2021
Gross claim frequency	10.4%
Paid claim severity	8.3

Six months ended June 30, 2021
Gross claim frequency	14.5%
Paid claim severity	4.7
Gross claim frequency increased in the second quarter and first six months of 2021 compared to the same periods of 2020 primarily due to increases in wind/hail, water and fire. Paid claim severity increased in the second quarter and first six months of 2021 compared to the same periods of 2020 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 2.9 and 8.3 points in the second quarter and first six months of 2021, respectively, compared to the same periods of 2020, primarily due to higher non-catastrophe losses, partially offset by increased premiums earned.
Commercial lines loss ratio increased 12.2 and 6.2 points in the second quarter and the first six months of 2021, respectively, compared to the same periods of 2020 due to higher auto frequency and severity, partially offset by increased premiums earned.
62 www.allstate.com

Allstate Protection Segment Results
Catastrophe losses decreased 19.7% or $234 million in the second quarter of 2021 compared to the second quarter of 2020. Catastrophe losses increased 10.4% or $145 million in the first six months of 2021 compared to the first six months of 2020.
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

Catastrophe losses by the type of event
	Three months ended June 30,				Six months ended June 30,
($ in millions)	Number of events	2021	Number of events	2020	Number of events	2021	Number of events	2020
Hurricanes/Tropical storms	1	$6	—	$—	1	$6	—	$—
Tornadoes	—	—	—	—	1	17	2	39
Wind/Hail	22	877	23	1,141	33	1,166	31	1,340
Wildfires	—	—	—	—	—	—	1	2
Freeze/other events	—	—	1	4	1	613	2	11
Prior year reserve reestimates		84		25		(7)		5
Prior year aggregate reinsurance cover		(47)		—		(199)		—
Current year aggregate reinsurance cover		(11)		—		(54)		—
Prior quarter reserve reestimates		43		16		—		—
Total catastrophe losses	23	$952	24	$1,186	36	$1,542	36	$1,397
Catastrophe reinsurance Our current catastrophe reinsurance program supports our risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes and earthquakes, net of reinsurance, exceeding $2 billion. Our program provides reinsurance protection for catastrophes resulting from multiple perils, including, but not limited to, hurricanes, windstorms, hail, tornadoes, fires following earthquakes, earthquakes and wildfires.
These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders with an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers.
During the second quarter of 2021, we completed placements of our 2021-2022 Nationwide Excess Catastrophe Reinsurance Program (“Nationwide Program”) with the Single-year term contract and the 2021-1 Excess Catastrophe Reinsurance Contract layers, the Florida program that is designed to address the distinct needs of our separately capitalized companies in that state, and National General Lender Services and Reciprocal reinsurance contracts.
Single-Year Term Contract layer is placed in the traditional market and provides $132 million of coverage, subject to a $3.75 billion retention, with no reinstatement of limits.
2021-1 Excess Catastrophe Reinsurance Contract layer is placed in the Insurance Linked Securities (“ILS”) market and provides $400 million of coverage, 62.5% placed, in excess of a minimum of $3.75 billion retention.
Florida program updates Our 2021 Florida program provides coverage up to $1.24 billion of loss less a $40 million retention. The Florida program includes reinsurance agreements placed with the traditional market, the Florida Hurricane Catastrophe Fund (“FHCF”), and the ILS market as follows:
•The traditional market placement comprises reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. The Excess contracts, which form a part of the traditional market placement, with $939 million of limits, subject to a $100 million retention, provide
Second Quarter 2021 Form 10-Q 63

Segment Results Allstate Protection
coverage for perils not covered by the FHCF contracts, which only cover hurricanes.
•Three FHCF contracts provide $313 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes. Two contracts are 90% placed and one contract is 100% placed.
•The ILS placement provides $275 million of reinsurance limits, 73% placed, for qualifying losses to personal lines property in Florida caused by a named storm event, a severe weather event, an earthquake event, a fire event, a volcanic eruption event, or a meteorite impact event.
National General Lender Services Standalone Program is placed in the traditional market and provides $190 million of coverage, subject to a $50 million retention, with one reinstatement of limits.
National General Reciprocal Excess Catastrophe Reinsurance Contract is placed in the traditional market and provides $545 million of coverage, subject to a $20 million retention, with one reinstatement of limits.
For a complete summary of the 2021 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. Management’s Discussion and Analysis - Allstate Protection Segment Results, Catastrophe Reinsurance of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2021.
The total cost of our property catastrophe reinsurance programs during the second quarter and first six months of 2021 were $128 million and $241 million, respectively, compared to $105 million and $204 million in the second quarter and first six months of 2020. The increases were due to increases in the Nationwide and Florida program costs due to program expansion for growth in policies, including National General exposures. Catastrophe placement premiums are a reduction of premium with approximately 75% related to homeowners.
Reserve reestimates were unfavorable in the second quarter of 2021 primarily due to strengthening of reserves in homeowners and commercial lines. Reserve reestimates were favorable in the first six months of 2021 due to approximately $200 million of estimated recoveries related to our aggregate reinsurance cover and approximately $110 million of subrogation settlements arising from the Woolsey wildfire, partially offset by strengthening of reserves in commercial lines.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 9 of the condensed consolidated financial statements.

Reserve reestimates
	Three months ended June 30,				Six months ended June 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2021	2020	2021	2020	2021	2020	2021	2020
Auto	$(33)	$(54)	(0.3)	(0.6)	$(69)	$(41)	(0.3)	(0.3)
Homeowners	30	23	0.3	0.3	(173)	16	(0.9)	0.1
Other personal lines	1	(2)	—	—	(17)	(8)	(0.1)	—
Commercial lines	18	21	0.2	0.2	33	27	0.2	0.1
Total Allstate Protection	$16	$(12)	0.2	(0.1)	$(226)	$(6)	(1.1)	(0.1)

Allstate brand	$12	$(11)	0.2	(0.1)	$(216)	$(3)	(1.0)	(0.1)
National General	4	(1)	—	—	(10)	(3)	(0.1)	—
Total Allstate Protection	$16	$(12)	0.2	(0.1)	$(226)	$(6)	(1.1)	(0.1)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.

64 www.allstate.com

Allstate Protection Segment Results
Expense ratio decreased 7.1 and 4.8 points in the second quarter and first six months of 2021, respectively, compared to the same periods of 2020, primarily due to the following:
•Lower Shelter-in-Place Payback expense and a reduction in bad debt expense related to 2020 Special Payment Plan enrollments
•Lower operating expenses
•Partially offset by increased amortization of DAC, advertising expense, amortization of purchased intangibles and restructuring and related charges

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,			Six months ended June 30,
($ in millions, except ratios)	2021	2020	Change	2021	2020	Change
Amortization of DAC	$1,319	$1,149	$170	$2,622	$2,316	$306
Advertising expense	312	213	99	624	413	211
Amortization of purchased intangibles	71	3	68	90	4	86
Other costs and expenses, net of other revenue	694	666	28	1,325	1,362	(37)
Restructuring and related charges	65	8	57	97	12	85
Shelter-in-Place Payback expense	29	738	(709)	29	948	(919)
Allstate Special Payment plan bad debt expense	(14)	44	(58)	(19)	47	(66)
Total underwriting expenses	$2,476	$2,821	$(345)	$4,768	$5,102	$(334)

Premiums earned	$10,009	$8,863	$1,146	$19,905	$17,744	$2,161

Expense ratio
Amortization of DAC	13.2	13.0	0.2	13.2	13.1	0.1
Advertising expense	3.1	2.4	0.7	3.1	2.3	0.8
Other costs and expenses	6.9	7.5	(0.6)	6.7	7.7	(1.0)
Subtotal	23.2	22.9	0.3	23.0	23.1	(0.1)
Amortization of purchased intangibles	0.7	—	0.7	0.5	—	0.5
Restructuring and related charges	0.6	0.1	0.5	0.5	0.1	0.4
Shelter-in-Place Payback expense	0.3	8.3	(8.0)	0.1	5.3	(5.2)
Allstate Special Payment plan bad debt expense	(0.1)	0.5	(0.6)	(0.1)	0.3	(0.4)
Total expense ratio	24.7	31.8	(7.1)	24.0	28.8	(4.8)
Second Quarter 2021 Form 10-Q 65

Segment Results Run-off Property-Liability
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Claims and claims expense	$(1)	$(2)	$(2)	$(4)
Operating costs and expenses (1)	(1)	(1)	(3)	(2)
Underwriting loss	$(2)	$(3)	$(5)	$(6)
(1)Includes $781 thousand of restructuring and related charges for the second quarter of 2021.

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	June 30, 2021	December 31, 2020
Asbestos claims
Gross reserves	$1,166	$1,204
Reinsurance	(365)	(377)
Net reserves	801	827
Environmental claims
Gross reserves	240	249
Reinsurance	(42)	(43)
Net reserves	198	206
Other run-off claims
Gross reserves	424	435
Reinsurance	(56)	(60)
Net reserves	368	375
Total
Gross reserves	1,830	1,888
Reinsurance	(463)	(480)
Net reserves	$1,367	$1,408

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	June 30, 2021	December 31, 2020
Direct excess commercial insurance
Gross reserves	$976	$1,011
Reinsurance	(343)	(358)
Net reserves	633	653
Assumed reinsurance coverage
Gross reserves	614	636
Reinsurance	(56)	(58)
Net reserves	558	578
Direct primary commercial insurance
Gross reserves	159	160
Reinsurance	(63)	(63)
Net reserves	96	97
Other run-off business
Gross reserves	1	2
Reinsurance	—	—
Net reserves	1	2
Unallocated loss adjustment expenses
Gross reserves	80	79
Reinsurance	(1)	(1)
Net reserves	79	78
Total
Gross reserves	1,830	1,888
Reinsurance	(463)	(480)
Net reserves	$1,367	$1,408

66 www.allstate.com

Run-off Property-Liability Segment Results

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	June 30, 2021		December 31, 2020
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	71%	29%	65%	35%
Ceded (2)	78	22	71	29
Assumed reinsurance coverage
Gross reserves	33	67	34	66
Ceded	31	69	35	65
Direct primary commercial insurance
Gross reserves	54	46	55	45
Ceded	78	22	79	21
(1)Approximately 63% of gross case reserves as of June 30, 2021 are subject to settlement agreements.
(2)Approximately 70% of ceded case reserves as of June 30, 2021 are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Direct excess commercial insurance
Gross (1)	$16	$9	$34	$38
Ceded (2)	(7)	(3)	(15)	(14)
Assumed reinsurance coverage
Gross	11	13	22	22
Ceded	(1)	(1)	(3)	(2)
Direct primary commercial insurance
Gross	2	1	6	3
Ceded	(2)	—	(3)	(1)
(1) In the second quarter and first six months of 2021, 73% and 74% of payments related to settlement agreements.
(2) In the second quarter and first six months of 2021, 79% and 79% of payments related to settlement agreements.
Total net reserves as of June 30, 2021, included $639 million or 47% of estimated IBNR reserves compared to $695 million or 49% of estimated IBNR reserves as of December 31, 2020.
Total gross payments were $29 million and $62 million for the second quarter and first six months of 2021, respectively. Payments for the second quarter and first six months of 2021 primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $11 million and $24 million for the second quarter and first six months of 2021, respectively.

Second Quarter 2021 Form 10-Q 67

Segment Results Protection Services
Protection Services Segment
Protection Services include National General’s LeadCloud and Transparent.ly’s results within Arity starting in the first quarter of 2021. These businesses provide marketing and integration platforms connecting data buyers and sellers. Results prior to 2021 reflect historical Arity results only.

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Premiums written	$692	$467	$1,275	$846

Revenues
Premiums	$435	$360	$846	$714
Other revenue	88	51	178	103
Intersegment insurance premiums and service fees (1)	46	35	87	73
Net investment income	12	11	22	21

Costs and expenses
Claims and claims expense	(109)	(85)	(212)	(177)
Amortization of DAC	(194)	(160)	(375)	(313)
Operating costs and expenses	(203)	(163)	(401)	(324)
Restructuring and related charges	(4)	(3)	(13)	(3)

Income tax expense on operations	(15)	(8)	(27)	(19)
Adjusted net income	$56	$38	$105	$75

Allstate Protection Plans	$42	$35	$87	$69
Allstate Dealer Services	10	8	18	15
Allstate Roadside	2	2	6	4
Arity	1	(3)	3	(6)
Allstate Identity Protection	1	(4)	(9)	(7)
Adjusted net income	$56	$38	$105	$75

Allstate Protection Plans			139,453	120,301
Allstate Dealer Services			4,013	4,101
Allstate Roadside			539	562
Allstate Identity Protection			3,041	2,312
Policies in force as of June 30 (in thousands)			147,046	127,276
(1)Primarily related to Arity and Allstate Roadside Services and are eliminated in our condensed consolidated financial statements.
Adjusted net income increased 47.4% or $18 million in the second quarter of 2021 and increased 40.0% or $30 million in the first six months of 2021 compared to the same periods of 2020, primarily due to growth at Allstate Protection Plans and Allstate Identity Protection. Adjusted net income in the first six months of 2021 was also impacted by restructuring charges at Allstate Identity Protection in the first quarter of 2021.
Premiums written increased 48.2% or $225 million in the second quarter of 2021 and increased 50.7% or $429 million in the first six months of 2021 compared to the same periods of 2020, primarily due to growth at Allstate Protection Plans, increased auto industry sales at Allstate Dealer Services and lower volumes in the second quarter of 2020 at Allstate Dealer Services and Allstate Roadside from the impacts of the pandemic.

PIF increased 15.5% or 20 million to 147 million as of June 30, 2021 compared to June 30, 2020 due to continued growth at Allstate Protection Plans and Allstate Identity Protection.
Other revenue increased 72.5% or $37 million in the second quarter of 2021 and increased 72.8% or $75 million in the first six months of 2021 compared to the same periods of 2020, reflecting the addition of LeadCloud and Transparent.ly, which were acquired as part of the National General acquisition.
Intersegment premiums and service fees increased 31.4% or $11 million in the second quarter of 2021 and increased 19.2% or $14 million in the first six months of 2021 compared to the same periods of 2020, primarily related to increased device sales through Arity driven by growth in the Allstate Brand Milewise® product and growth in automotive rescue services provided by Allstate Roadside for Allstate Brand auto customers.
68 www.allstate.com

Protection Services Segment Results
Claims and claims expense increased 28.2% or $24 million in the second quarter 2021 and increased 19.8% or $35 million in the first six months of 2021 compared to the same periods of 2020, primarily due to higher levels of claims at Allstate Protection Plans driven by growth of the business and increased claims at Allstate Roadside due to higher severity and rescue volumes.
Amortization of DAC increased 21.3% or $34 million in the second quarter of 2021 and increased 19.8% or $62 million in the first six months of 2021 compared to the same periods of 2020, primarily due to the growth experienced at Allstate Protection Plans and Allstate Dealer Services.
Operating costs and expenses increased 24.5% or $40 million in the second quarter of 2021 and increased 23.8% or $77 million in the first six months of 2021 compared to the same periods of 2020, primarily due to higher operating costs at Arity due to the addition of LeadCloud and Transparent.ly and growth experienced at Allstate Protection Plans.
Restructuring and related charges increased $1 million in the second quarter of 2021 and increased $10 million in the first six months of 2021 compared to the same periods of 2020, primarily due to a facility closure at Allstate Identity Protection in the first quarter of 2021.
Second Quarter 2021 Form 10-Q 69

Segment Results Allstate Health and Benefits
Allstate Health and Benefits Segment
Allstate Health and Benefits results include National General’s accident and health business, starting in the first quarter of 2021. Results prior to 2021 reflect historical Allstate Benefits results only.

Summarized financial information
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Revenues
Accident and health insurance premiums and contract charges	$447	$263	$902	$545
Other revenue	83	—	163	—
Net investment income	19	20	38	40

Costs and expenses
Accident and health insurance policy benefits	(244)	(123)	(477)	(264)
Interest credited to contractholder funds	(8)	(9)	(17)	(18)
Amortization of DAC	(32)	(35)	(71)	(80)
Operating costs and expenses	(186)	(110)	(376)	(185)
Restructuring and related charges	(1)	(1)	(1)	(1)

Income tax expense on operations	(16)	—	(34)	(8)
Adjusted net income	$62	$5	$127	$29

Benefit ratio (1)	54.6	46.8	52.9	48.4

Employer voluntary benefits (2)			3,913	4,410
Group health (3)			120	—
Individual accident and health (4)			419	—
Policies in force as of June 30 (in thousands)			4,452	4,410
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
Adjusted net income increased $57 million and $98 million in the second quarter and the first six months of 2021, respectively, compared to the same periods of 2020, primarily due to the acquisition of National General’s group health and individual accident and health business, which resulted in higher premiums and contract charges and the addition of other revenue, partially offset by higher policy benefits and operating costs and expenses. Results for the second quarter of 2020 included an after-tax charge of $32 million related to the write-off of previously capitalized software.
Premiums and contract charges increased 70.0% or $184 million in the second quarter of 2021 and increased 65.5% or $357 million in the first six months of 2021 compared to the same periods of 2020, primarily due to the addition of group health and individual accident and health business.

Premiums and contract charges by line of business
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Employer voluntary benefits	$255	$263	$518	$545
Group health	87	—	170	—
Individual accident and health	105	—	214	—
Premiums and contract charges	$447	$263	$902	$545
Other revenue of $83 million and $163 million in the second quarter and first six months of 2021, respectively, reflects National General’s commission revenue, group health administrative fees, agency fees and technology fees.
Accident and health insurance policy benefits increased 98.4% or $121 million in the second quarter of 2021 and increased 80.7% or $213 million in the first six months of 2021, respectively, compared to the same periods of 2020, primarily due to the addition of the group health and individual accident and health products.
70 www.allstate.com

Allstate Health and Benefits Segment Results
Benefit ratio increased to 54.6 and 52.9 in the second quarter and the first six months of 2021 compared to 46.8 and 48.4 in the same periods of 2020, primarily due to a higher benefit ratio associated with group health products added in 2021 and a higher benefit ratio for employer voluntary benefit products due to lower claim experience in the prior year, primarily driven by the impacts of the pandemic on benefit utilization. This was partially offset by a lower benefit ratio associated with individual accident and health products added in 2021.
Amortization of DAC decreased 8.6% or $3 million in the second quarter of 2021 and decreased 11.3% or $9 million in the first six months of 2021 compared to the same periods of 2020, primarily due to lower health product lapses for employer voluntary benefits.

Operating costs and expenses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Non-deferrable commissions	$77	$25	$151	$51
General and administrative expenses	109	85	225	134
Total operating costs and expenses	$186	$110	$376	$185
Operating costs and expenses increased $76 million in the second quarter of 2021 and increased $191 million in the first six months of 2021 compared to the same periods of 2020, primarily due to the addition of the group health and individual accident and health business in 2021, partially offset by a write-off of capitalized software costs associated with a billing system in the prior year.
Analysis of reserves

Reserve for future policy benefits
($ in millions)	June 30, 2021	December 31, 2020
Traditional life insurance	$298	$299
Accident and health insurance	941	729
Reserve for future policy benefits	$1,239	$1,028

Second Quarter 2021 Form 10-Q 71

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	June 30, 2021
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$36,436	$1,720	$1,814	$2,855	$42,825
Equity securities (3)	2,224	145	80	610	3,059
Mortgage loans, net	662	—	124	—	786
Limited partnership interests	7,073	—	—	—	7,073
Short-term investments (4)	4,425	193	55	843	5,516
Other, net	3,147	—	162	2	3,311
Total	$53,967	$2,058	$2,235	$4,310	$62,570
Percent to total	86.2%	3.3%	3.6%	6.9%	100.0%

Market-based	$45,759	$2,058	$2,235	$4,308	$54,360
Performance-based	8,208	—	—	2	8,210
Total	$53,967	$2,058	$2,235	$4,310	$62,570
(1)    Balances reflect the elimination of related party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $35.15 billion, $1.67 billion, $1.72 billion, $2.81 billion and $41.34 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of June 30, 2021, was $522 million in excess of cost. These net gains were primarily concentrated in equity index funds and the banking and technology sectors. Equity securities include $993 million of funds with underlying investments in fixed income securities as of June 30, 2021.
(4)    Short-term investments are carried at fair value.
Investments totaled $62.57 billion as of June 30, 2021, increasing from $59.54 billion as of December 31, 2020, primarily due to positive operating cash flows, partially offset by common share repurchases and dividends paid to shareholders.
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
Low interest rate environment  In July 2021, the Federal Open Market Committee (“FOMC”) maintained the target range for federal funds at 0 percent to 1/4 percent. The FOMC noted progress on vaccinations will likely continue to reduce the effects of the public health crisis on the economy, but risks to the economic outlook remain. The FOMC expects to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.
As long as market yields remain below the current portfolio yield, market-based portfolio yield is expected to decline resulting in lower net investment income for the market-based portfolio in future periods.
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
72 www.allstate.com

Investments

Portfolio composition by investment strategy
	June 30, 2021
($ in millions)	Market-based	Performance-based	Total
Fixed income securities	$42,730	$95	$42,825
Equity securities	2,676	383	3,059
Mortgage loans, net	786	—	786
Limited partnership interests	271	6,802	7,073
Short-term investments	5,516	—	5,516
Other, net	2,381	930	3,311
Total	$54,360	$8,210	$62,570
Percent to total	86.9%	13.1%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$1,479	$2	$1,481
Limited partnership interests	—	(1)	(1)
Other	(3)	—	(3)
Total	$1,476	$1	$1,477
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	June 30, 2021	December 31, 2020
U.S. government and agencies	$4,775	$2,107
Municipal	7,649	7,578
Corporate	28,278	31,017
Foreign government	1,006	958
Asset-backed securities (“ABS”)	1,066	846
Mortgage-backed securities (“MBS”)	51	59
Total fixed income securities	$42,825	$42,565
Fixed income securities are rated by third-party credit rating agencies and/or are internally rated. As of June 30, 2021, 85.1% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
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
Second Quarter 2021 Form 10-Q 73

Investments

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	June 30, 2021
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$4,775	$9	$—	$—	$—	$—
Municipal	7,396	355	236	9	2	—
Corporate
Public	5,268	177	11,348	544	1,626	101
Privately placed	1,864	49	3,510	111	2,187	56
Total corporate	7,132	226	14,858	655	3,813	157
Foreign government	1,005	12	1	—	—	—
ABS	1,002	5	10	—	6	—
MBS	48	1	—	—	3	—
Total fixed income securities	$21,358	$608	$15,105	$664	$3,824	$157

	B		CCC and lower		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$4,775	$9
Municipal	10	—	5	1	7,649	365
Corporate
Public	273	6	2	—	18,517	828
Privately placed	1,905	40	295	(2)	9,761	254
Total corporate	2,178	46	297	(2)	28,278	1,082
Foreign government	—	—	—	—	1,006	12
ABS	3	—	45	7	1,066	12
MBS	—	—	—	—	51	1
Total fixed income securities	$2,191	$46	$347	$6	$42,825	$1,481
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
Limited partnership interests include $5.86 billion of interests in private equity funds, $939 million of interests in real estate funds and $271 million of interests in other funds as of June 30, 2021.
We have commitments to invest additional amounts in limited partnership interests totaling $2.47 billion as of June 30, 2021.
Other investments include $822 million of direct investments in real estate as of June 30, 2021.
74 www.allstate.com

Investments

Unrealized net capital gains (losses)
	June 30,	December 31,
($ in millions)	2021	2020
U.S. government and agencies	$9	$49
Municipal	365	478
Corporate	1,082	1,960
Foreign government	12	37
ABS	12	6
MBS	1	1
Fixed income securities	1,481	2,531
Derivatives	(3)	(3)
EMA limited partnerships	(1)	(1)
Unrealized net capital gains and losses, pre-tax	$1,477	$2,527

Second Quarter 2021 Form 10-Q 75

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	June 30, 2021
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	6,808	281	(19)	7,070
Utilities	2,211	84	(17)	2,278
Communications	2,266	104	(13)	2,357
Banking	4,070	118	(10)	4,178
Technology	3,009	137	(6)	3,140
Transportation	1,028	58	(6)	1,080
Financial services	1,837	72	(5)	1,904
Energy	1,697	95	(4)	1,788
Capital goods	2,599	122	(3)	2,718
Basic industry	1,361	92	(1)	1,452
Other	310	4	(1)	313
Total corporate fixed income portfolio	27,196	1,167	(85)	28,278
U.S. government and agencies	4,766	24	(15)	4,775
Municipal	7,284	374	(9)	7,649
Foreign government	994	17	(5)	1,006
ABS	1,054	13	(1)	1,066
MBS	50	1	—	51
Total fixed income securities	$41,344	$1,596	$(115)	$42,825

Gross unrealized gains (losses) on fixed income securities by type and sector
	December 31, 2020
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	7,820	516	(2)	8,334
Utilities	2,749	156	(2)	2,903
Communications	2,529	201	(4)	2,726
Banking	4,353	244	—	4,597
Technology	2,443	191	(1)	2,633
Transportation	1,055	84	(11)	1,128
Financial services	1,785	116	(2)	1,899
Energy	1,690	129	(4)	1,815
Capital goods	2,906	205	—	3,111
Basic industry	1,512	136	—	1,648
Other	215	8	—	223
Total corporate fixed income portfolio	29,057	1,986	(26)	31,017
U.S. government and agencies	2,058	50	(1)	2,107
Municipal	7,100	480	(2)	7,578
Foreign government	921	37	—	958
ABS	840	9	(3)	846
MBS	58	1	—	59
Total fixed income securities	$40,034	$2,563	$(32)	$42,565
In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
76 www.allstate.com

Investments

Equity securities by sector
	June 30, 2021			December 31, 2020
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Capital Goods	$116	$(10)	$106	$92	$(4)	$88
Utilities	38	8	46	37	3	40
Basic Industry	31	10	41	29	10	39
Transportation	30	11	41	24	7	31
Energy	67	16	83	84	(1)	83
Other (1)	988	340	1,328	823	211	1,034
Funds
Fixed income	945	48	993	804	55	859
Equities	315	99	414	847	147	994
Other	7	—	7	—	—	—
Total funds	1,267	147	1,414	1,651	202	1,853
Total equity securities	$2,537	$522	$3,059	$2,740	$428	$3,168
(1)Other is comprised of communications, financial services, consumer goods, REITs, technology and banking sectors.

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Fixed income securities	$290	$306	$591	$604
Equity securities	13	21	27	31
Mortgage loans	12	8	22	17
Limited partnership interests	651	(117)	1,029	(194)
Short-term investments	1	2	2	13
Other	48	31	89	62
Investment income, before expense	1,015	251	1,760	533
Investment expense
Investee level expenses	(11)	(9)	(24)	(17)
Securities lending expense	—	—	—	(4)
Operating costs and expenses	(30)	(22)	(54)	(46)
Total investment expense	(41)	(31)	(78)	(67)
Net investment income	$974	$220	$1,682	$466

Property-Liability	931	178	$1,604	$380
Protection Services	12	11	22	21
Allstate Health and Benefits	19	20	38	40
Corporate and Other	12	11	18	25
Net investment income	$974	$220	$1,682	$466

Market-based	356	353	711	714
Performance-based	659	(102)	1,049	(181)
Investment income, before expense	$1,015	$251	$1,760	$533
Net investment income increased $754 million and $1.22 billion in the second quarter and first six months of 2021, respectively, compared to the same periods of 2020, primarily due to increases in performance-based income results, mainly from limited partnerships.
Second Quarter 2021 Form 10-Q 77

Investments

Performance-based investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Private equity	$552	$(110)	$882	$(205)
Real estate	107	8	167	24
Total performance-based income before investee level expenses	$659	$(102)	$1,049	$(181)

Investee level expenses (1)	(10)	(8)	(22)	(15)
Total performance-based income	$649	$(110)	$1,027	$(196)
(1)Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income increased $759 million and $1.22 billion in the second quarter and the first six months of 2021, respectively, compared to the same periods of 2020, primarily due to increased valuations, gains on sales of underlying investments and lower 2020 results from declines in the equity market and lower valuations related to the Coronavirus. Performance-based investment income in the first six months of 2021 includes income generated by certain investments which were classified as assets held for sale in 2020.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Components of realized capital gains (losses) and the related tax effect
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Sales	$115	$160	$361	$548
Credit losses	12	1	14	(36)
Valuation of equity investments - appreciation (decline):
Equity securities	138	182	319	(188)
Equity fund investments in fixed income securities	14	66	(3)	(74)
Limited partnerships (1)	11	17	14	(64)
Total valuation of equity investments	163	265	330	(326)
Valuation and settlements of derivative instruments	(3)	14	8	92
Realized capital gains (losses), pre-tax	287	440	713	278
Income tax expense	(64)	(96)	(158)	(62)
Realized capital gains (losses), after-tax	$223	$344	$555	$216

Property-Liability	207	299	$521	$217
Protection Services	4	15	12	(4)
Allstate Health and Benefits	3	7	5	(3)
Corporate and Other	9	23	17	6
Realized capital gains (losses), after-tax	$223	$344	$555	$216

Market-based	248	444	$585	$257
Performance-based	39	(4)	128	21
Realized capital gains (losses), pre-tax	287	440	$713	$278
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Realized capital gains in the second quarter and first six months of 2021 related primarily to increased valuation of equity investments, gains on sales of fixed income securities in connection with ongoing portfolio management and gains on sales of real estate investments.
78 www.allstate.com

Investments

Realized capital gains (losses) for performance-based investments
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Sales	$25	$(5)	$84	$8
Credit losses	—	(2)	—	(8)
Valuation of equity investments	17	6	37	(1)
Valuation and settlements of derivative instruments	(3)	(3)	7	22
Total performance-based	$39	$(4)	$128	$21
Realized capital gains for performance-based investments in the second quarter and first six months of 2021 primarily related to gains on sales of real estate investments and increased valuation of equity investments.
Second Quarter 2021 Form 10-Q 79

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	June 30, 2021	December 31, 2020
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$25,917	$26,913
Accumulated other comprehensive income	2,290	3,304
Total Allstate shareholders’ equity	28,207	30,217
Debt	7,996	7,825
Total capital resources	$36,203	$38,042

Ratio of debt to Allstate shareholders’ equity	28.3%	25.9%
Ratio of debt to capital resources	22.1	20.6
Allstate shareholders’ equity decreased in the first six months of 2021, primarily due to common share repurchases, decreased unrealized capital gains on investments and dividends paid to shareholders, partially offset by net income. In the six months ended June 30, 2021, we paid dividends of $409 million and $57 million related to our common and preferred shares, respectively.
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
(1)Reflects National General 6.750% Senior Notes.

Common share repurchases As of June 30, 2021, there was $397 million remaining on the $3.00 billion common share repurchase program which is expected to be completed by the end of August 2021.
On August 4, 2021, the Board authorized a new $5.00 billion common share repurchase program that is expected to be completed by March 31, 2023.
During the first six months of 2021, we repurchased 9.6 million common shares, or 3.2% of total common shares outstanding at December 31, 2020, for $1.16 billion.
Common shareholder dividends On January 4, 2021 and April 1, 2021 we paid a common shareholder dividend of $0.54 and $0.81, respectively. On May 25, 2021 and July 15, 2021, we declared a common shareholder dividend of $0.81 payable on July 1, 2021 and October 1, 2021, respectively.
Redemption of preferred stock On July 15, 2021, we redeemed all outstanding Depositary shares, representing 1/40th of a share of National General’s 7.50% Noncumulative Preferred Stock, Series C, and the underlying shares of 7.50% Noncumulative Preferred Stock, Series C, par value $0.01 per share for a total redemption payment of $200 million.

80 www.allstate.com

Capital Resources and Liquidity
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
In January 2021, Moody’s affirmed The Allstate Corporation’s (the “Corporation’s”) debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength rating of Aa3 for Allstate Insurance Company (“AIC”). The outlook for the ratings is stable.
In June 2021, S&P affirmed the Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength rating of AA- for AIC. The outlook for the ratings is stable.
In July 2021, A.M. Best affirmed the Corporation’s debt and short-term issuer ratings of a and AMB-1+, respectively, and the insurance financial strength rating of A+ for AIC. The outlook for the ratings is stable.

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
The Corporation is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain subsidiaries, which include but are not limited to Allstate Life Insurance Company (“ALIC”) and AIC. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. ALIC and AIC each serve as a lender and borrower, certain other subsidiaries serve only as borrowers, and the Corporation serves only as a lender. AIC also has a capital support agreement with ALIC. Under the capital support agreement, AIC is committed to providing capital to ALIC to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.
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

Second Quarter 2021 Form 10-Q 81

Capital Resources and Liquidity

Parent company capital capacity Parent holding company deployable assets totaled $4.30 billion as of June 30, 2021, primarily comprised of cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of June 30, 2021, we held $7.60 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would expect to be able to liquidate within one week.
Intercompany dividends were paid in the first six months of 2021 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation and ALIC.

Intercompany dividends
($ in millions)	June 30, 2021
AIC to AIH	$4,389
AIH to the Corporation	4,389
ALIC to AIC	392
Based on the greater of 2020 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2021 is estimated at $5.95 billion, less dividends paid during the preceding twelve months measured at that point in time. As of June 30, 2021, we paid dividends of $4.39 billion.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of June 30, 2021, we satisfied all the requirements with no current restrictions on the payment of preferred stock dividends.

The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first six months of 2021, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation, AIC and ALIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2025. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 18.4% as of June 30, 2021. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2021.
•The Corporation has access to a commercial paper facility with a borrowing limit equal to our undrawn credit facility balance of $750 million to cover short-term cash needs.
•As of June 30, 2021, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 603 million shares of treasury stock as of June 30, 2021), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
82 www.allstate.com

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Second Quarter 2021 Form 10-Q 83

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
April 1, 2021 - April 30, 2021
Open Market Purchases	1,464,140	$121.04	1,463,600
May 1, 2021 - May 31, 2021
Open Market Purchases	1,376,467	$134.06	1,290,683
June 1, 2021 - June 30, 2021
Open Market Purchases	1,612,369	$131.38	1,611,300
Total	4,452,976	$128.81	4,365,583	$397	million
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
April: 540
May: 85,784
June: 1,069
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)In February 2020, we announced the approval of a common share repurchase program for $3 billion which is expected to be completed by the end of August 2021.
84 www.allstate.com

Other Information Part II.
Item 6. Exhibits
(a)Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Bylaws of The Allstate Corporation, as amended July 16, 2021	8-K	1-11840	3.1	July 16, 2021
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 4, 2021, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Second Quarter 2021 Form 10-Q 85

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 4, 2021	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

86 www.allstate.com