Form 10-Q
period 2021-09-30
ALLSTATE CORP
filed 2021-11-03
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2021, the registrant had 286,676,041 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
September 30, 2021

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Property and casualty insurance premiums	$10,615	$9,336	$31,366	$27,794
Accident and health insurance premiums and contract charges	460	287	1,362	832
Other revenue	536	272	1,585	794
Net investment income	764	464	2,446	930
Realized capital gains (losses)	105	319	818	597
Total revenues	12,480	10,678	37,577	30,947

Costs and expenses
Property and casualty insurance claims and claims expense	8,264	6,072	21,514	16,635
Shelter-in-Place Payback expense	—	—	29	948
Accident and health insurance policy benefits	269	128	746	392
Interest credited to contractholder funds	8	8	25	26
Amortization of deferred policy acquisition costs	1,582	1,386	4,650	4,095
Operating costs and expenses	1,890	1,322	5,304	4,054
Pension and other postretirement remeasurement (gains) losses	40	(71)	(404)	320
Restructuring and related charges	23	196	145	213
Amortization of purchased intangibles	109	31	267	88
Interest expense	69	78	246	238
Total costs and expenses	12,254	9,150	32,522	27,009

Income from operations before income tax expense	226	1,528	5,055	3,938

Income tax expense	20	312	1,008	779

Net income from continuing operations	206	1,216	4,047	3,159

Income (loss) from discontinued operations, net of tax	325	(63)	(3,272)	(207)

Net income	531	1,153	775	2,952

Less: Net loss attributable to noncontrolling interest	(7)	—	(7)	—

Net income attributable to Allstate	538	1,153	782	2,952

Less: Preferred stock dividends	30	27	87	89

Net income applicable to common shareholders	$508	$1,126	$695	$2,863

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$0.62	$3.82	$13.31	$9.77
Discontinued operations	1.11	(0.20)	(10.98)	(0.66)
Total	$1.73	$3.62	$2.33	$9.11

Diluted
Continuing operations	$0.62	$3.78	$13.11	$9.66
Discontinued operations	1.09	(0.20)	(10.81)	(0.65)
Total	$1.71	$3.58	$2.30	$9.01

Weighted average common shares - Basic	293.1	311.2	298.1	314.1
Weighted average common shares - Diluted	297.9	314.1	302.6	317.9

See notes to condensed consolidated financial statements.
Third Quarter 2021 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$531	$1,153	$775	$2,952

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(336)	142	(1,352)	857
Unrealized foreign currency translation adjustments	(21)	25	10	(5)
Unamortized pension and other postretirement prior service credit	(15)	38	(44)	31
Other comprehensive (loss) income, after-tax	(372)	205	(1,386)	883

Comprehensive income (loss)	159	1,358	(611)	3,835
Less: Comprehensive loss attributable to noncontrolling interest	(7)	—	(8)	—
Comprehensive income (loss) attributable to Allstate	$166	$1,358	$(603)	$3,835

See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	September 30, 2021	December 31, 2020
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $38,811 and $40,034)	$39,989	$42,565
Equity securities, at fair value (cost $2,939 and $2,740)	3,807	3,168
Mortgage loans, net	752	746
Limited partnership interests	7,578	4,563
Short-term, at fair value (amortized cost $6,428 and $6,807)	6,428	6,807
Other, net	3,286	1,691
Total investments	61,840	59,540
Cash	690	311
Premium installment receivables, net	8,406	6,463
Deferred policy acquisition costs	4,600	3,774
Reinsurance and indemnification recoverables, net	10,442	7,215
Accrued investment income	339	371
Property and equipment, net	965	1,057
Goodwill	3,389	2,369
Other assets, net	5,966	2,756
Assets held for sale	36,803	42,131
Total assets	$133,440	$125,987
Liabilities
Reserve for property and casualty insurance claims and claims expense	$33,286	$27,610
Reserve for future policy benefits	1,263	1,028
Contractholder funds	863	857
Unearned premiums	19,627	15,946
Claim payments outstanding	1,179	957
Deferred income taxes	711	382
Other liabilities and accrued expenses	9,403	7,840
Long-term debt	7,980	7,825
Liabilities held for sale	32,421	33,325
Total liabilities	106,733	95,770
Commitments and Contingent Liabilities (Note 13)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand shares issued and outstanding, $2,025 aggregate liquidation preference	1,970	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 288 million and 304 million shares outstanding	9	9
Additional capital paid-in	3,700	3,498
Retained income	52,736	52,767
Treasury stock, at cost (612 million and 596 million shares)	(33,604)	(31,331)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,828	3,180
Unrealized foreign currency translation adjustments	3	(7)
Unamortized pension and other postretirement prior service credit	87	131
Total accumulated other comprehensive income (“AOCI”)	1,918	3,304
Total Allstate shareholders’ equity	26,729	30,217
Noncontrolling interest	(22)	—
Total equity	26,707	30,217
Total liabilities and equity	$133,440	$125,987
See notes to condensed consolidated financial statements.
Third Quarter 2021 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	2,170	1,970	1,970	2,248
Acquisition	—	—	450	—
Preferred stock redemption	(200)	—	(450)	(278)
Balance, end of period	1,970	1,970	1,970	1,970

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,668	3,541	3,498	3,463
Forward contract on accelerated share repurchase agreement	—	(113)	113	(38)
Equity incentive plans activity	32	25	89	28
Balance, end of period	3,700	3,453	3,700	3,453

Retained income
Balance, beginning of period	52,464	49,380	52,767	48,074
Cumulative effect of change in accounting principle	—	—	—	(88)
Net income	538	1,153	782	2,952
Dividends on common stock (declared per share of $0.81, $0.54, $2.43 and $1.62)	(236)	(170)	(726)	(513)
Dividends on preferred stock	(30)	(27)	(87)	(89)
Balance, end of period	52,736	50,336	52,736	50,336

Treasury stock
Balance, beginning of period	(32,394)	(30,542)	(31,331)	(29,746)
Shares acquired	(1,227)	(798)	(2,390)	(1,700)
Shares reissued under equity incentive plans, net	17	2	117	108
Balance, end of period	(33,604)	(31,338)	(33,604)	(31,338)

Accumulated other comprehensive income
Balance, beginning of period	2,290	2,628	3,304	1,950
Change in unrealized net capital gains and losses	(336)	142	(1,352)	857
Change in unrealized foreign currency translation adjustments	(21)	25	10	(5)
Change in unamortized pension and other postretirement prior service credit	(15)	38	(44)	31
Balance, end of period	1,918	2,833	1,918	2,833
Total Allstate shareholders’ equity	26,729	27,263	26,729	27,263

Noncontrolling interest
Balance, beginning of period	(15)	—	—	—
Acquisition	—	—	(14)	—
Change in unrealized net capital gains and losses	—	—	(1)	—
Noncontrolling loss	(7)	—	(7)	—
Balance, end of period	(22)	—	(22)	—
Total equity	$26,707	$27,263	$26,707	$27,263
 See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$775	$2,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	818	500
Realized capital (gains) losses	(1,011)	(682)
Pension and other postretirement remeasurement (gains) losses	(404)	320
Amortization of deferred gain on reinsurance	(5)	(3)
Interest credited to contractholder funds	396	482
Loss on disposition of operations, net of tax	3,754	—
Changes in:
Policy benefits and other insurance reserves	2,375	(73)
Unearned premiums	1,490	710
Deferred policy acquisition costs	(492)	(55)
Premium installment receivables, net	(606)	(153)
Reinsurance recoverables, net	(1,973)	121
Income taxes	31	(617)
Other operating assets and liabilities	(903)	670
Net cash provided by operating activities	4,245	4,172
Cash flows from investing activities
Proceeds from sales
Fixed income securities	22,610	25,567
Equity securities	3,151	7,544
Limited partnership interests	574	991
Other investments	696	209
Investment collections
Fixed income securities	1,965	1,676
Mortgage loans	747	278
Other investments	421	158
Investment purchases
Fixed income securities	(22,682)	(31,743)
Equity securities	(1,790)	(3,882)
Limited partnership interests	(927)	(796)
Mortgage loans	(97)	(197)
Other investments	(1,470)	(299)
Change in short-term and other investments, net	854	(515)
Purchases of property and equipment, net	(286)	(235)
Acquisition of operations, net of cash acquired	(3,481)	1
Other	4	—
Net cash provided by (used in) investing activities	289	(1,243)
Cash flows from financing activities
Redemption and repayment of long-term debt	(422)	—
Redemption of preferred stock	(450)	(288)
Contractholder fund deposits	741	749
Contractholder fund withdrawals	(1,036)	(1,151)
Dividends paid on common stock	(650)	(500)
Dividends paid on preferred stock	(87)	(82)
Treasury stock purchases	(2,257)	(1,737)
Shares reissued under equity incentive plans, net	108	54
Other	(12)	58
Net cash used in financing activities	(4,065)	(2,897)
Net increase in cash, including cash classified as assets held for sale	469	32
Cash from continuing operations at beginning of period	311	273
Cash classified as assets held for sale at beginning of period	66	65
Less: Cash classified as assets held for sale at end of period	156	66
Cash from continuing operations at end of period	$690	$304
See notes to condensed consolidated financial statements.
Third Quarter 2021 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of September 30, 2021 and for the three and nine month periods ended September 30, 2021 and 2020 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have moderated in 2021 as vaccines have become more widely available in the United States and Canada. There is no way of predicting with certainty how long the pandemic might last. The Company continues to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to its operations, but the effects have been and could be material.
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
Significant accounting policies
Consolidation of Variable Interest Entities (“VIEs”) A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not participate in the gains and losses of the entity. The Company consolidates VIEs in which the Company is deemed the primary beneficiary. The primary beneficiary is the entity that has both (1) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE and (2) the power to direct the activities of the VIE that most significantly affect that entity’s economic performance.
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
Pending accounting standards
Accounting for Long-Duration Insurance Contracts In August 2018, the FASB issued guidance revising the accounting for certain long-duration insurance contracts. As disclosed in Note 3, the Company sold substantially all of its life and annuity business in scope of the new standard. The Company’s reserves and deferred policy acquisition costs (“DAC”) for certain voluntary and individual life and accident and health insurance products not held for sale are subject to the new guidance.
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
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI and does not anticipate the financial statement impact of adopting the new guidance to be material to the Company’s results of operations or financial position due to the dispositions of Allstate Life Insurance Company and Allstate Life Insurance Company of New York.
Third Quarter 2021 Form 10-Q 7

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income from continuing operations	$206	$1,216	$4,047	$3,159
Less: Net loss attributable to noncontrolling interest	(7)	—	(7)	—
Net income from continuing operations attributable to Allstate	213	1,216	4,054	3,159
Less: Preferred stock dividends	30	27	87	89
Net income from continuing operations applicable to common shareholders	183	1,189	3,967	3,070
Income (loss) from discontinued operations, net of tax	325	(63)	(3,272)	(207)
Net income applicable to common shareholders	$508	$1,126	$695	$2,863

Denominator:
Weighted average common shares outstanding	293.1	311.2	298.1	314.1
Effect of dilutive potential common shares:
Stock options	3.1	1.6	2.9	2.3
Restricted stock units (non-participating) and performance stock awards	1.7	1.3	1.6	1.5
Weighted average common and dilutive potential common shares outstanding	297.9	314.1	302.6	317.9

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$0.62	$3.82	$13.31	$9.77
Discontinued operations	1.11	(0.20)	(10.98)	(0.66)
Total	$1.73	$3.62	$2.33	$9.11

Diluted
Continuing operations	$0.62	$3.78	$13.11	$9.66
Discontinued operations	1.09	(0.20)	(10.81)	(0.65)
Total	$1.71	$3.58	$2.30	$9.01

Anti-dilutive options excluded from diluted earnings per common share	0.6	4.2	1.3	3.0

8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 3	Acquisitions and Dispositions
Acquisitions
SafeAuto On June 1, 2021, the Company announced an agreement to acquire Safe Auto Insurance Group, Inc. (“SafeAuto”), a non-standard auto insurance carrier focused on providing state-minimum private-passenger auto insurance with coverage options in 28 states.
Subsequent event On October 1, 2021, the Company completed the acquisition of SafeAuto for $262 million in cash.

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

Assets and liabilities recognized in the National General acquisition (1)
($ in millions)	January 4, 2021
Assets
Investments	$4,957
Cash	400
Premiums and other receivables, net	1,539
Deferred acquisition costs (value of business acquired)	317
Reinsurance recoverables, net	1,212
Intangible assets	1,199
Other assets	736
Goodwill (2)	1,010
Total assets	11,370

Liabilities
Reserve for property and casualty insurance claims and claims expense	2,765
Reserve for future policy benefits	186
Unearned premiums	2,245
Reinsurance payable	363
Debt (3)	593
Deferred tax liabilities	145
Other liabilities	763
Total liabilities	$7,060
(1)The amounts reflect preliminary allocation of assets acquired and liabilities assumed. The acquisition date fair values of assets and liabilities, including insurance reserves and intangible assets, as well as the related estimated useful lives of intangibles, are preliminary estimates and are subject to revisions within one year of acquisition date.
(2)$637 million, $22 million and $351 million of goodwill were allocated to the Allstate Protection, Protection Services and Allstate Health and Benefits segments, respectively, and is non-deductible for income tax purposes. Goodwill is primarily attributable to expected synergies and future growth opportunities.
(3)Subsequent to the acquisition, the Company repaid $100 million of 7.625% Subordinated Notes and $72 million of Subordinated Debentures on February 3, 2021 and March 15, 2021, respectively. As of September 30, 2021, the Company had principal balance remaining of $350 million 6.750% Senior Notes due 2024, with a fair value adjustment of $50 million.

Intangible assets by type
($ in millions)	January 4, 2021
Distribution and customer relationships	$795
Trade names	102
Licenses	97
Technology	205
Total	$1,199
Intangible assets (reported in other assets in the Condensed Consolidated Statements of Financial Position) consist of capitalized costs, primarily of the estimated fair value of distribution and customer relationships, trade names, licenses and technology assets. The estimated useful lives of these assets generally range from 3 to 10 years.
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
Third Quarter 2021 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

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
Intangible assets are carried at cost less accumulated amortization. Amortization expense is primarily calculated using accelerated amortization methods. Amortization expense on intangible assets was $76 million and $175 million for the three and nine months ended September 30, 2021, respectively, and the Company expects to recognize $76 million of amortization expense for the remainder of 2021.

Estimated amortization expense of National General intangible assets for the next five years and thereafter
($ in millions)
2022	$218
2023	185
2024	135
2025	103
2026	70
Thereafter	140
Total amortization	$851
Value of business acquired (reported in DAC in the Condensed Consolidated Statements of Financial Position) recognized in connection with the acquisition of National General represents the value of future profits expected to be earned over the lives of the contracts acquired determined using a weighted-average cost of capital discount and other relevant assumptions. These costs are amortized over the policy term of the contracts in force at the acquisition date, generally over six or twelve months. The value of business acquired asset recognized in connection with the National General acquisition totaled $317 million; the most significant portion relates to insurance contracts in the Allstate Protection segment. Amortization expense of the value of business acquired was $61 million and $293 million for the three and nine months ended September 30, 2021, respectively, and the Company expects to record an additional $24 million in 2021.
Other fair value adjustments included an increase in reserves of $62 million, a $13 million reduction to investments that were not held at fair value, and a net increase in current and deferred tax liabilities of $128 million.
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
Dispositions
On January 26, 2021, the Company entered into a Stock Purchase Agreement with Everlake US Holdings Company (formerly Antelope US Holdings Company), an affiliate of an investment fund associated with The Blackstone Group Inc. to sell Allstate Life Insurance Company and certain affiliates.
On March 29, 2021, the Company entered into a Stock Purchase Agreement with Wilton Reassurance Company to sell Allstate Life Insurance Company of New York.
Subsequent event On October 1, 2021, the Company closed the sale of Allstate Life Insurance Company of New York to Wilton Reassurance Company for $400 million. On November 1, 2021, the Company closed the sale of Allstate Life Insurance Company and certain affiliates to entities managed by Blackstone for total proceeds of $4 billion, including $2.8 billion purchase price, as well as increases in statutory surplus.
A loss on disposition of $4 billion, after-tax, was recorded in the first quarter of 2021 related to these transactions. For the nine months ended September 30, 2021, the loss on disposition was $3.8 billion, after-tax, and reflects purchase price adjustments associated with certain pre-close transactions specified in the stock purchase agreements, changes in statutory capital and surplus prior to the closing dates and the closing date equity of the sold entities determined under GAAP, excluding unrealized gains and losses on fixed income securities.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Beginning in the first quarter of 2021, the assets and liabilities of the business were reclassified as held for sale and results are presented as discontinued operations. This change was applied on a retrospective basis.

Financial results from discontinued operations
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Revenues
Life premiums and contract charges	$331	$333	$1,007	$1,009
Net investment income	427	368	1,251	732
Realized capital gains (losses)	4	121	193	85
Total revenues	762	822	2,451	1,826

Costs and expenses
Life contract benefits	411	599	1,207	1,333
Interest credited to contractholder funds	127	142	371	456
Amortization of DAC	27	106	84	147
Operating costs and expenses	45	58	151	176
Restructuring and related charges	7	4	30	6
Total costs and expenses	617	909	1,843	2,118

Amortization of deferred gain on reinsurance	1	1	5	3

Income (loss) from discontinued operations before income tax expense	146	(86)	613	(289)

Income tax expense (benefit)	38	(23)	131	(82)

Income (loss) from discontinued operations, net of tax	108	(63)	482	(207)

Loss on disposition of operations	89	—	(4,048)	—
Income tax benefit	(128)	—	(294)	—
Loss on disposition of operations, net of tax	217	—	(3,754)	—

Income (loss) from discontinued operations, net of tax	$325	$(63)	$(3,272)	$(207)

Major classes of assets and liabilities to be transferred in transactions
($ in millions)	September 30, 2021	December 31, 2020
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $25,673 and $21,417)	$27,469	$23,789
Equity securities, at fair value (cost $23 and $1,113)	16	1,542
Mortgage loans, net	2,719	3,329
Limited partnership interests	1,633	3,046
Short-term, at fair value (amortized cost $1,155 and $993)	1,155	993
Other, net	827	1,998
Total investments	33,819	34,697
Cash	156	66
Deferred policy acquisitions costs	992	925
Reinsurance recoverables, net	1,930	2,005
Accrued investment income	242	229
Other assets	359	865
Separate accounts	3,335	3,344
Assets held for sale	40,833	42,131
Less: loss accrual	4,030	—
Total assets held for sale	$36,803	$42,131

Liabilities
Reserve for future policy benefits	$11,579	$11,740
Contractholder funds	15,897	16,356
Deferred income taxes	945	973
Other liabilities and accrued expenses	665	912
Separate accounts	3,335	3,344
Total liabilities held for sale	$32,421	$33,325
Third Quarter 2021 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Cash flows from discontinued operations
	Nine months ended September 30,
($ in millions)	2021	2020
Net cash provided by operating activities from discontinued operations	$888	$104
Net cash (used in) provided by investing activities from discontinued operations	(405)	264

Note 4	Reportable Segments
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
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Underwriting income (loss) by segment
Allstate Protection	$(421)	$887	$1,670	$3,143
Run-off Property-Liability	(113)	(135)	(118)	(141)
Total Property-Liability	(534)	752	1,552	3,002

Adjusted net income (loss) by segment, after-tax
Protection Services	45	40	150	115
Allstate Health and Benefits	33	33	160	62
Corporate and Other	(95)	(111)	(330)	(317)

Reconciling items
Property-Liability net investment income	710	422	2,314	802
Realized capital gains (losses)	105	319	818	597
Pension and other postretirement remeasurement gains (losses)	(40)	71	404	(320)
Curtailment gains (losses)	—	8	—	8
Business combination expenses and amortization of purchased intangibles (1)	(34)	(28)	(124)	(81)
Business combination fair value adjustment	—	—	6	—
Income tax expense on reconciling items	(14)	(317)	(990)	(798)
Total reconciling items	727	475	2,428	208

Income (loss) from discontinued operations	235	(86)	(3,435)	(289)
Income tax benefit from discontinued operations	90	23	163	82
Total from discontinued operations	$325	$(63)	$(3,272)	$(207)

Less: Net loss attributable to noncontrolling interest	(7)	—	(7)	—

Net income applicable to common shareholders	$508	$1,126	$695	$2,863
(1)Excludes amortization of purchased intangibles in Property-Liability, which is included above in underwriting income.
Third Quarter 2021 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Property-Liability
Insurance premiums
Auto	$6,912	$6,210	$20,604	$18,537
Homeowners	2,522	2,073	7,325	6,164
Other personal lines	521	486	1,545	1,435
Commercial lines	204	183	590	560
Allstate Protection	10,159	8,952	30,064	26,696
Run-off Property-Liability	—	—	—	—
Total Property-Liability insurance premiums	10,159	8,952	30,064	26,696
Other revenue	365	220	1,071	639
Net investment income	710	422	2,314	802
Realized capital gains (losses)	94	292	763	571
Total Property-Liability	11,328	9,886	34,212	28,708

Protection Services
Protection plans	295	236	834	661
Roadside assistance	50	48	144	143
Finance and insurance products	111	100	324	294
Intersegment premiums and service fees (1)	46	36	133	109
Other revenue	85	52	263	155
Net investment income	10	12	32	33
Realized capital gains (losses)	4	14	20	9
Total Protection Services	601	498	1,750	1,404

Allstate Health and Benefits
Employer voluntary benefits	251	287	769	832
Group health	90	—	260	—
Individual accident and health	119	—	333	—
Other revenue	85	—	248	—
Net investment income	18	18	56	58
Realized capital gains (losses)	(1)	3	5	—
Total Allstate Health and Benefits	562	308	1,671	890

Corporate and Other
Other revenue	1	—	3	—
Net investment income	26	12	44	37
Realized capital gains (losses)	8	10	30	17
Total Corporate and Other	35	22	77	54

Intersegment eliminations (1)	(46)	(36)	(133)	(109)
Consolidated revenues	$12,480	$10,678	$37,577	$30,947
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition

($ in millions)	September 30, 2021	December 31, 2020
Fixed income securities, at fair value	$39,989	$42,565
Equity securities, at fair value	3,807	3,168
Mortgage loans, net	752	746
Limited partnership interests	7,578	4,563
Short-term investments, at fair value	6,428	6,807
Other, net	3,286	1,691
Total	$61,840	$59,540

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
September 30, 2021
U.S. government and agencies	$3,035	$22	$(15)	$3,042
Municipal	7,117	318	(18)	7,417
Corporate	26,515	963	(111)	27,367
Foreign government	1,054	12	(7)	1,059
ABS	1,057	14	(1)	1,070
MBS	33	1	—	34
Total fixed income securities	$38,811	$1,330	$(152)	$39,989

December 31, 2020
U.S. government and agencies	$2,058	$50	$(1)	$2,107
Municipal	7,100	480	(2)	7,578
Corporate	29,057	1,986	(26)	31,017
Foreign government	921	37	—	958
ABS	840	9	(3)	846
MBS	58	1	—	59
Total fixed income securities	$40,034	$2,563	$(32)	$42,565

Scheduled maturities for fixed income securities
($ in millions)	September 30, 2021
	Amortized cost, net	Fair value
Due in one year or less	$920	$928
Due after one year through five years	17,788	18,257
Due after five years through ten years	13,763	14,209
Due after ten years	5,250	5,491
	37,721	38,885
ABS and MBS	1,090	1,104
Total	$38,811	$39,989
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.
Third Quarter 2021 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fixed income securities	$279	$314	$870	$918
Equity securities	24	18	51	49
Mortgage loans	9	8	31	25
Limited partnership interests	438	123	1,467	(71)
Short-term investments	1	2	3	15
Other	50	29	139	91
Investment income, before expense	801	494	2,561	1,027
Investment expense	(37)	(30)	(115)	(97)
Net investment income	$764	$464	$2,446	$930

Realized capital gains (losses) by asset type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fixed income securities	$86	$216	$355	$758
Equity securities	6	114	322	(148)
Mortgage loans	—	1	19	(2)
Limited partnership interests	(15)	15	1	(56)
Derivatives	46	(30)	54	62
Other	(18)	3	67	(17)
Realized capital gains (losses)	$105	$319	$818	$597

Realized capital gains (losses) by transaction type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales	$80	$214	$441	$762
Credit losses	(12)	7	2	(29)
Valuation of equity investments (1)	(9)	128	321	(198)
Valuation and settlements of derivative instruments	46	(30)	54	62
Realized capital gains (losses)	$105	$319	$818	$597
(1)Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gross realized gains	$104	$228	$460	$926
Gross realized losses	(18)	(11)	(106)	(164)
The following table presents the net pre-tax appreciation (decline) recognized in net income of equity securities and limited partnership interests carried at fair value that are still held as of September 30, 2021 and 2020, respectively.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Equity securities	$(20)	$105	$170	$(5)
Limited partnership interests carried at fair value	137	73	415	20
Total	$117	$178	$585	$15
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Assets
Fixed income securities:
Corporate	$—	$(1)	$—	$(2)
ABS	—	—	1	(2)
Total fixed income securities	—	(1)	1	(4)
Mortgage loans	—	1	17	(2)
Limited partnership interests	—	—	—	(6)
Other investments
Bank loans	(13)	6	(16)	(18)
Agent loans	1	—	—	—
Total credit losses by asset type	$(12)	$6	$2	$(30)

Liabilities
Commitments to fund commercial mortgage loans, bank loans and agent loans	—	1	—	1
Total	$(12)	$7	$2	$(29)

Third Quarter 2021 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2021		Gains	Losses
Fixed income securities	$39,989	$1,330	$(152)	$1,178
Short-term investments	6,428	—	—	—
Derivative instruments	—	—	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships (1)				—
Investments classified as held for sale				1,796
Unrealized net capital gains and losses, pre-tax				2,971
Amounts recognized for:
Insurance reserves (2)				(383)
DAC and DSI (3)				(271)
Reclassification of noncontrolling interest				2
Amounts recognized				(652)
Deferred income taxes				(491)
Unrealized net capital gains and losses, after-tax				$1,828

December 31, 2020
Fixed income securities	$42,565	$2,563	$(32)	$2,531
Short-term investments	6,807	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships				(1)
Investments classified as held for sale				2,369
Unrealized net capital gains and losses, pre-tax				4,896
Amounts recognized for:
Insurance reserves				(496)
DAC and DSI				(364)
Amounts recognized				(860)
Deferred income taxes				(856)
Unrealized net capital gains and losses, after-tax				$3,180
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

Change in unrealized net capital gains (losses)
($ in millions)	Nine months ended September 30, 2021
Fixed income securities	$(1,353)
Short-term investments	—
Derivative instruments	—
EMA limited partnerships	1
Investments classified as held for sale	(573)
Total	(1,925)
Amounts recognized for:
Insurance reserves	113
DAC and DSI	93
Reclassification of noncontrolling interest	2
Amounts recognized	208
Deferred income taxes	365
Decrease in unrealized net capital gains and losses, after-tax	$(1,352)
18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Carrying value for limited partnership interests
($ in millions)	September 30, 2021			December 31, 2020
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$4,679	$1,496	$6,175	$2,667	$988	$3,655
Real estate	903	59	962	623	74	697
Other (1)	441	—	441	211	—	211
Total (2)	$6,023	$1,555	$7,578	$3,501	$1,062	$4,563
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
(2)Carrying value for limited partnership interests as of September 30, 2021 includes certain investments which were classified as assets held for sale as of December 31, 2020 and March 31, 2021, and transferred to continuing operations in the first and second quarter of 2021, respectively.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of September 30, 2021 and December 31, 2020, the fair value of short-term investments totaled $6.43 billion and $6.81 billion, respectively.
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

Other investments by asset type
($ in millions)	September 30, 2021	December 31, 2020
Bank loans, net	$1,592	$772
Real estate	849	659
Agent loans, net	567	—
Policy loans	144	181
Derivatives	20	20
Other	114	59
Total (1)	$3,286	$1,691
(1)Other investments as of September 30, 2021 includes certain real estate, agent loans and other investments which were classified as assets held for sale as of December 31, 2020 and transferred to continuing operations in the first quarter of 2021.
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
Third Quarter 2021 Form 10-Q 19

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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $311 million and $351 million as of September 30, 2021 and December 31, 2020 and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.

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

Rollforward of credit loss allowance for fixed income securities
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Beginning balance	$(2)	$(7)	$(3)	$—
Credit losses on securities for which credit losses not previously reported	—	(1)	—	(10)
Net (increases) decreases related to credit losses previously reported	—	(1)	1	—
Reduction of allowance related to sales	—	1	—	2
Write-offs	—	—	—	—
Ending balance (1) (2)	$(2)	$(8)	$(2)	$(8)
(1)Allowance for fixed income securities as of September 30, 2021 comprised $1 million and $1 million of corporate bonds and ABS, respectively. Allowance for fixed income securities as of September 30, 2020 comprised $3 million, $2 million, $2 million and $1 million of municipal bonds, corporate bonds, ABS and MBS, respectively.
(2)Includes $1 million and $4 million of credit loss allowance for fixed income securities that are classified as held for sale as of September 30, 2021 and 2020, respectively.

20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2021
Fixed income securities
U.S. government and agencies	112	$2,271	$(14)	5	$6	$(1)	$(15)
Municipal	804	1,205	(17)	2	14	(1)	(18)
Corporate	939	6,816	(96)	22	122	(15)	(111)
Foreign government	66	373	(7)	3	2	—	(7)
ABS	26	92	(1)	5	8	—	(1)
MBS	18	2	—	47	—	—	—
Total fixed income securities	1,965	$10,759	$(135)	84	$152	$(17)	$(152)
Investment grade fixed income securities	1,813	$9,593	$(115)	69	$99	$(5)	$(120)
Below investment grade fixed income securities	152	1,166	(20)	15	53	(12)	(32)
Total fixed income securities	1,965	$10,759	$(135)	84	$152	$(17)	$(152)

December 31, 2020
Fixed income securities
U.S. government and agencies	26	$215	$(1)	—	$—	$—	$(1)
Municipal	43	116	(2)	—	—	—	(2)
Corporate	107	730	(21)	14	46	(5)	(26)
Foreign government	7	7	—	—	—	—	—
ABS	21	157	(2)	12	43	(1)	(3)
MBS	11	—	—	57	—	—	—
Total fixed income securities	215	$1,225	$(26)	83	$89	$(6)	$(32)
Investment grade fixed income securities	146	$855	$(8)	66	$45	$—	$(8)
Below investment grade fixed income securities	69	370	(18)	17	44	(6)	(24)
Total fixed income securities	215	$1,225	$(26)	83	$89	$(6)	$(32)

Gross unrealized losses by unrealized loss position and credit quality as of September 30, 2021
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(120)	$(20)	$(140)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	—	(12)	(12)
Total unrealized losses	$(120)	$(32)	$(152)
(1)Below investment grade fixed income securities include $18 million that have been in an unrealized loss position for less than twelve months.
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
Third Quarter 2021 Form 10-Q 21

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
As of September 30, 2021, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. As of September 30, 2021, accrued interest totaled $2 million, $5 million and $2 million for mortgage loans, bank loans and agent loans, respectively. As of December 31, 2020, accrued interest totaled $2 million and $3 million for mortgage loans and bank loans, respectively.
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
22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	September 30, 2021							December 31, 2020
($ in millions)	2016 and prior	2017	2018	2019	2020	Current	Total	Total
Below 1.0	$—	$—	$—	$—	$—	$—	$—	$—
1.0 - 1.25	11	—	—	25	10	—	46	46
1.26 - 1.50	43	5	—	105	—	—	153	201
Above 1.50	66	40	146	149	67	92	560	507
Amortized cost before allowance	$120	$45	$146	$279	$77	$92	$759	$754
Allowance							(7)	(8)
Amortized cost, net							$752	$746
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of September 30, 2021 and December 31, 2020.

Rollforward of credit loss allowance for mortgage loans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Beginning balance	$(30)	$(86)	$(67)	$(3)
Cumulative effect of change in accounting principle	—	—	—	(42)
Net decreases (increases) related to credit losses	2	1	39	(40)
Write-offs	—	—	—	—
Ending balance (1)	$(28)	$(85)	$(28)	$(85)
(1)Includes $21 million and $74 million of credit loss allowance for mortgage loans that are classified as held for sale as of September 30, 2021 and 2020, respectively.
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

Bank loans amortized cost by credit rating and year of origination
	September 30, 2021							December 31, 2020
($ in millions)	2016 and prior	2017	2018	2019	2020	Current	Total	Total
BBB	$—	$—	$6	$14	$7	$68	$95	$38
BB	9	17	20	23	35	548	652	168
B	—	29	58	42	71	581	781	456
CCC and below	3	21	18	47	9	23	121	161
Amortized cost before allowance	$12	$67	$102	$126	$122	$1,220	$1,649	$823
Allowance							(57)	(51)
Amortized cost, net							$1,592	$772

Third Quarter 2021 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Beginning balance	$(52)	$(76)	$(67)	$—
Cumulative effect of change in accounting principle	—	—	—	(53)
Net (increases) decreases related to credit losses	(14)	10	(10)	(20)
Reduction of allowance related to sales	2	5	13	7
Write-offs	—	—	—	5
Ending balance (1)	$(64)	$(61)	$(64)	$(61)
(1)Includes $7 million and $15 million of credit loss allowance for bank loans that are classified as held for sale as of September 30, 2021 and 2020, respectively.
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
As of September 30, 2021, 81% of agent loans balance represents the top three highest credit quality categories. The allowance for agent loans totaled $5 million as of September 30, 2021. Agent loans were all classified as assets held for sale as of December 31, 2020 and transferred to continuing operations in the first quarter of 2021.

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
Third Quarter 2021 Form 10-Q 25

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
Assets measured at fair value on a non-recurring basis
Comprise long-lived assets to be disposed of by sale, including real estate, that are written down to fair value less costs to sell and bank loans with individual credit loss allowance where amortized cost, net is equal to fair value based on broker quotes.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of September 30, 2021, the Company has commitments to invest $248 million in these limited partnership interests.
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	September 30, 2021
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$3,015	$27	$—		$3,042
Municipal	—	7,400	17		7,417
Corporate - public	—	17,328	19		17,347
Corporate - privately placed	—	9,866	154		10,020
Foreign government	—	1,059	—		1,059
ABS	—	1,069	1		1,070
MBS	—	26	8		34
Total fixed income securities	3,015	36,775	199		39,989
Equity securities	3,025	406	376		3,807
Short-term investments	3,681	2,733	14		6,428
Other investments	—	39	2	$(19)	22
Other assets	4	—	—		4
Assets held for sale	6,291	25,818	146	(3)	32,252
Total recurring basis assets	16,016	65,771	737	(22)	82,502
Non-recurring basis	—	—	91		91
Total assets at fair value	$16,016	$65,771	$828	$(22)	$82,593
% of total assets at fair value	19.4%	79.6%	1.0%	—%	100.0%

Investments reported at NAV					1,555
Assets held for sale at NAV					549
Total					$84,697
Liabilities
Other liabilities	$(4)	$(35)	$—	$1	$(38)
Liabilities held for sale	—	(73)	(479)	(4)	(556)
Total recurring basis liabilities	(4)	(108)	(479)	(3)	(594)
Total liabilities at fair value	$(4)	$(108)	$(479)	$(3)	$(594)
% of total liabilities at fair value	0.7%	18.2%	80.6%	0.5%	100.0%

Third Quarter 2021 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	December 31, 2020
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$2,061	$45	$—		$2,106
Municipal	—	7,562	17		7,579
Corporate - public	—	21,885	67		21,952
Corporate - privately placed	—	9,002	63		9,065
Foreign government	—	958	—		958
ABS	—	794	52		846
MBS	—	32	27		59
Total fixed income securities	2,061	40,278	226		42,565
Equity securities	2,468	396	304		3,168
Short-term investments	6,549	223	35		6,807
Other investments	—	29	—	$(9)	20
Other assets	1	—	—		1
Assets held for sale	6,488	23,103	267	(6)	29,852
Total recurring basis assets	17,567	64,029	832	(15)	82,413
Total assets at fair value	$17,567	$64,029	$832	$(15)	$82,413
% of total assets at fair value	21.3%	77.7%	1.0%	—%	100.0%

Investments reported at NAV					1,062
Assets held for sale at NAV					762
Total					$84,237
Liabilities
Other liabilities	$—	$(34)	$—	$18	$(16)
Liabilities held for sale	—	(119)	(516)	9	(626)
Total recurring basis liabilities	—	(153)	(516)	27	(642)
Total liabilities at fair value	$—	$(153)	$(516)	$27	$(642)
% of total liabilities at fair value	—%	23.8%	80.4%	(4.2)%	100.0%

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements (1)
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2021
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(455)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.90%

December 31, 2020
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(483)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.80%
(1)These were included in the liabilities held for sale as of September 30, 2021 and December 31, 2020.
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2021 and December 31, 2020, Level 3 fair value measurements of fixed income securities total $199 million and $226 million, respectively, and include $41 million and $69 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $15 million and $18 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2021
	Balance as of June 30, 2021	Total gains (losses) included in:		Transfers		Transfers to (from) held for sale					Balance as of September 30, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$(1)	$—	$—	$—	$—	$—	$—	$—	$17
Corporate - public	20	—	—	—	—	(1)	—	—	—	—	19
Corporate - privately placed	84	1	1	—	(22)	(2)	104	(7)	—	(5)	154
ABS	10	—	—	1	—	—	5	—	—	(15)	1
MBS	23	—	—	—	—	—	—	—	—	(15)	8
Total fixed income securities	155	1	—	1	(22)	(3)	109	(7)	—	(35)	199
Equity securities	405	31	—	—	—	—	27	(87)	—	—	376
Short-term investments	—	—	—	—	—	—	14	—	—	—	14
Other investments	3	—	—	—	—	—	—	(1)	—	—	2
Assets held for sale	164	1	—	—	(20)	3	—	—	—	(2)	146
Total recurring Level 3 assets	727	33	—	1	(42)	—	150	(95)	—	(37)	737
Liabilities
Liabilities held for sale	(490)	15	—	—	—	—	—	—	(9)	5	(479)
Total recurring Level 3 liabilities	$(490)	$15	$—	$—	$—	$—	$—	$—	$(9)	$5	$(479)

Rollforward of Level 3 assets and liabilities held at fair value during the nine month period ended September 30, 2021
	Balance as of December 31, 2020	Total gains (losses) included in:		Transfers		Transfers to (from) held for sale					Balance as of September 30, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$—	$—	$—	$—	$—	$3	$—	$—	$(3)	$17
Corporate - public	67	1	(2)	—	—	(7)	13	(53)	—	—	19
Corporate - privately placed	63	—	2	8	—	14	103	(31)	—	(5)	154
ABS	52	1	—	—	(32)	—	57	(37)	—	(40)	1
MBS	27	—	—	—	—	—	—	(5)	—	(14)	8
Total fixed income securities	226	2	—	8	(32)	7	176	(126)	—	(62)	199
Equity securities	304	63	—	—	—	101	40	(132)	—	—	376
Short-term investments	35	—	—	—	—	—	14	—	—	(35)	14
Other investments	—	—	—	—	—	—	3	(1)	—	—	2
Assets held for sale	267	3	—	5	(13)	(108)	3	(6)	—	(5)	146
Total recurring Level 3 assets	832	68	—	13	(45)	—	236	(265)	—	(102)	737
Liabilities
Liabilities held for sale	(516)	46	—	—	—	—	—	—	(25)	16	(479)
Total recurring Level 3 liabilities	$(516)	$46	$—	$—	$—	$—	$—	$—	$(25)	$16	$(479)
Third Quarter 2021 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2020
	Balance as of June 30, 2020	Total gains (losses) included in:		Transfers						Balance as of September 30, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$26	$—	$—	$—	$(7)	$—	$(2)	$—	$—	$17
Corporate - public	43	—	9	—	—	59	(10)	—	—	101
Corporate - privately placed	52	—	—	—	(19)	34	(2)	—	—	65
ABS	45	(1)	1	—	(2)	17	(23)	—	—	37
MBS	44	—	—	—	—	—	—	—	(15)	29
Total fixed income securities	210	(1)	10	—	(28)	110	(37)	—	(15)	249
Equity securities	273	—	—	—	(1)	4	(5)	—	—	271
Short-term investments	10	1	—	—	—	19	—	—	—	30
Assets held for sale	281	2	—	20	(46)	53	(5)	—	—	305
Total recurring Level 3 assets	774	2	10	20	(75)	186	(47)	—	(15)	855
Liabilities
Liabilities held for sale	(488)	(6)	—	—	—	—	—	(10)	7	(497)
Total recurring Level 3 liabilities	$(488)	$(6)	$—	$—	$—	$—	$—	$(10)	$7	$(497)

Rollforward of Level 3 assets and liabilities held at fair value during the nine months period ended September 30, 2020
	Balance as of December 31, 2019	Total gains (losses) included in:		Transfers						Balance as of September 30, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$22	$—	$—	$—	$—	$—	$(3)	$—	$(2)	$17
Corporate - public	36	(1)	1	1	—	64	—	—	—	101
Corporate - privately placed	32	—	—	—	—	35	(2)	—	—	65
ABS	49	(1)	(1)	51	(49)	33	(19)	—	(26)	37
MBS	35	—	—	—	—	10	(1)	—	(15)	29
Total fixed income securities	174	(2)	—	52	(49)	142	(25)	—	(43)	249
Equity securities	255	(12)	—	—	—	33	(5)	—	—	271
Short-term investments	25	1	—	—	(25)	29	—	—	—	30
Assets held for sale	284	(1)	(5)	31	(42)	63	(22)	—	(3)	305
Total recurring Level 3 assets	738	(14)	(5)	83	(116)	267	(52)	—	(46)	855
Liabilities
Liabilities held for sale	(462)	(27)	—	—	—	—	—	(25)	17	(497)
Total recurring Level 3 liabilities	$(462)	$(27)	$—	$—	$—	$—	$—	$(25)	$17	$(497)

Total Level 3 gains (losses) included in net income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Net investment income	$6	$(1)	$(1)	$(15)
Realized capital gains (losses)	26	1	66	2
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three and nine months ended September 30, 2021 and 2020 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.

Transfers out of Level 3 during the three and nine months ended September 30, 2021 and 2020 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of September 30,
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Assets
Fixed income securities:
Municipal	$1	$—	$—	$—
Corporate - public	—	—	—	(1)
Corporate - privately placed	—	—	—	—
ABS	—	—	—	(1)
Total fixed income securities	1	—	—	(2)
Equity securities	9	—	22	(12)
Short-term investments	—	1	—	1
Assets held for sale	1	2	3	(2)
Total recurring Level 3 assets	$11	$3	$25	$(15)
Liabilities
Liabilities held for sale	$15	$(6)	$46	$(27)
Total recurring Level 3 liabilities	15	(6)	46	(27)
Total included in net income	$26	$(3)	$71	$(42)

Components of net income
Net investment income	$6	$(1)	$(1)	$(15)
Realized capital gains (losses)	4	2	23	2
Total included in net income	$10	$1	$22	$(13)

Assets
Municipal	$(1)	$1	$—	$—
Corporate - public	—	—	(1)	1
Corporate - privately placed	1	—	1	—
ABS	—	1	—	—
Assets held for sale	—	—	—	(3)
Changes in unrealized net capital gains and losses reported in OCI	$—	$2	$—	$(2)

Third Quarter 2021 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

Financial instruments not carried at fair value
($ in millions)		September 30, 2021		December 31, 2020
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$752	$795	$746	$792
Bank loans	Level 3	1,592	1,640	772	803
Agent loans	Level 3	567	570	—	—
Assets held for sale	Level 3	2,852	3,050	4,206	4,440

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$20	$20	$—	$—
Long-term debt	Level 2	7,980	9,267	7,825	9,489
Liability for collateral	Level 2	1,481	1,481	914	914
Liabilities held for sale (2)	Level 3	7,316	8,248	8,130	9,424
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.
(2)Includes certain liabilities for collateral measured at Level 2 fair value as of September 30, 2021 and December 31, 2020.
32 www.allstate.com

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
Third Quarter 2021 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of September 30, 2021
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	479	$—	$—	$—
Equity and index contracts
Options	Other investments	n/a	61	4	4	—
Futures	Other assets	n/a	1,390	4	4	—
Foreign currency contracts
Foreign currency forwards	Other investments	$137	n/a	1	2	(1)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	33	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	750	n/a	14	14	—
Assets held for sale		3	2,561	126	126	—
Total asset derivatives		$1,673	4,491	$148	$150	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	4,019	$(1)	$—	$(1)
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	1,411	(3)	—	(3)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$607	n/a	14	19	(5)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	881	n/a	(28)	—	(28)
Credit default swaps – selling protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Liabilities held for sale		2,146	2,554	(549)	3	(552)
Total liability derivatives		3,639	7,984	(567)	$22	$(589)
Total derivatives		$5,312	12,475	$(419)
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2020
($ in millions, except number of contracts)		Volume
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	290	$—	$—	$—
Equity and index contracts
Options	Other investments	n/a	56	6	6	—
Futures	Other assets	n/a	905	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	$291	n/a	4	9	(5)
Embedded derivative financial instruments
Other embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	60	n/a	(3)	—	(3)
Credit default swaps – selling protection	Other investments	750	n/a	13	13	—
Assets held for sale		158	3,189	185	189	(4)
Total asset derivatives		$2,009	4,440	$206	$218	$(12)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	705	$—	$—	$—
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	666	—	—	—
Total return index contracts
Total return swap agreements – fixed income	Other liabilities & accrued expenses	$50	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	250	n/a	(9)	1	(10)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	638	n/a	(16)	—	(16)
Credit default swaps – selling protection	Other liabilities & accrued expenses	4	n/a	—	—	—
Liabilities held for sale		2,240	2,737	(630)	1	(631)
Total liability derivatives		3,182	4,108	(655)	$2	$(657)
Total derivatives		$5,191	8,548	$(449)

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2021
Asset derivatives	$21	$(21)	$2	$2	$—	$2
Liability derivatives	(9)	21	(20)	(8)	—	(8)

December 31, 2020
Asset derivatives	$10	$(9)	$—	$1	$—	$1
Liability derivatives	(19)	9	9	(1)	—	(1)
(1)All OTC derivatives are subject to enforceable master netting agreements.
Third Quarter 2021 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Realized capital gains (losses)	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2021
Interest rate contracts	$18	$—	$18
Equity and index contracts	10	(3)	7
Foreign currency contracts	15	—	15
Credit default contracts	1	—	1
Total return swaps - fixed income	2	—	2
Total	$46	$(3)	$43

Nine months ended September 30, 2021
Interest rate contracts	$19	$—	$19
Equity and index contracts	2	27	29
Foreign currency contracts	23	—	23
Credit default contracts	6	—	6
Total return swaps - fixed income	4	—	4
Total	$54	$27	$81

Three months ended September 30, 2020
Interest rate contracts	$(1)	$—	$(1)
Equity and index contracts	(12)	12	—
Foreign currency contracts	(15)	—	(15)
Credit default contracts	(3)	—	(3)
Total return swaps - fixed income	2	—	2
Total return swaps - equity index	(1)	—	(1)
Total	$(30)	$12	$(18)

Nine months ended September 30, 2020
Interest rate contracts	$35	$—	$35
Equity and index contracts	18	(2)	16
Foreign currency contracts	6	—	6
Credit default contracts	—	—	—
Total return swaps - fixed income	—	—	—
Total return swaps - equity index	3	—	3
Total	$62	$(2)	$60
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

OTC cash and securities collateral pledged
($ in millions)	September 30, 2021
Pledged by the Company	$2
Pledged to the Company (1)	20
(1)Includes no collateral posted under MNA’s for contracts containing credit-risk-contingent provisions that are in a liability provision.

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
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	September 30, 2021				December 31, 2020
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$198	$5	$1	1	$186	$4	$—
A	1	387	10	—	—	—	—	—
Total	2	$585	$15	$1	1	$186	$4	$—
(1)    Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)    Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	September 30, 2021
Pledged by the Company	$88
Received by the Company	—
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

($ in millions)	September 30, 2021	December 31, 2020
Gross liability fair value of contracts containing credit-risk-contingent features	$7	$19
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(6)	(6)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(13)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$—
Third Quarter 2021 Form 10-Q 37

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

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2021
Single name
Corporate debt	$—	$—	$—	$—	$5	$5	$—
Index
Corporate debt	6	12	150	492	90	750	14
Total	$6	$12	$150	$492	$95	$755	$14

December 31, 2020
Single name
Corporate debt	$—	$—	$—	$—	$4	$4	$—
Index
Corporate debt	6	12	156	492	84	750	13
Total	$6	$12	$156	$492	$88	$754	$13
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
38 www.allstate.com

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
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company. The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $47 million and $137 million of earned premiums in the three and nine months ended September 30, 2021, respectively.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	September 30, 2021
Assets
Fixed income securities	$330
Short-term investments	47
Deferred policy acquisition costs	15
Premium installment and other receivables, net	43
Reinsurance recoverables, net	117
Other assets	124
Total assets	676
Liabilities
Reserve for property and casualty insurance claims and claims expense	238
Unearned premiums	194
Other liabilities and expenses	273
Total liabilities	$705
Third Quarter 2021 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns, it may need to apply actuarial judgment in the determination and selection of development factors to be more reflective of the new trends. For example, the Coronavirus has had a significant impact on driving patterns and auto frequency. Supply chain disruptions have resulted in higher parts costs and used car values which have combined with labor shortages to increase loss costs and may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability. Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, the rate of distracted driving, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors, the effectiveness and efficiency of claim practices and changes in mix of claim types. The Company mitigates these effects through various loss management programs. When such changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves.
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
The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in reserve estimates, which may be material, are reported in property and casualty insurance claims and claims expense in the Condensed Consolidated Statements of Operations in the period such changes are determined.
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
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Nine months ended September 30,
($ in millions)	2021	2020
Balance as of January 1	$27,610	$27,712
Less recoverables (1)	(7,033)	(6,912)
Net balance as of January 1	20,577	20,800
National General acquisition as of January 4, 2021	1,797	—
Incurred claims and claims expense related to:
Current year	21,579	17,075
Prior years	(65)	(440)
Total incurred	21,514	16,635
Claims and claims expense paid related to:
Current year	(12,539)	(9,623)
Prior years	(8,098)	(6,714)
Total paid	(20,637)	(16,337)
Net balance as of September 30	23,251	21,098
Plus recoverables	10,035	6,889
Balance as of September 30	$33,286	$27,987
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $2.81 billion and $2.39 billion in the nine months ended September 30, 2021 and 2020, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Prior year reserve reestimates included in claims and claims expense (1)
	Nine months ended September 30,
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2021	2020	2021 (2) (3)	2020 (4)	2021	2020
Auto	$31	$(60)	$(28)	$(41)	$3	$(101)
Homeowners	12	(19)	(168)	(421)	(156)	(440)
Other personal lines	(69)	(25)	(14)	(41)	(83)	(66)
Commercial lines	55	28	3	1	58	29
Run-off Property-Liability (5)	115	139	—	—	115	139
Protection Services	(2)	(1)	—	—	(2)	(1)
Total prior year reserve reestimates	$142	$62	$(207)	$(502)	$(65)	$(440)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Includes approximately $240 million of estimated recoveries related to Nationwide Aggregate Reinsurance Program cover for aggregate catastrophe losses occurring between April 1, 2020 and December 31, 2020, which primarily impacted homeowners reestimates.
(3)Includes approximately $110 million favorable subrogation settlements arising from the Woolsey wildfire, which primarily impacted homeowners reestimates.
(4)2020 includes approximately $495 million of favorable reserve reestimates related to the PG&E Corporation and Southern California Edison subrogation settlements, which primarily impacted homeowners.
(5)The Company’s 2021 annual reserve review, using established industry and actuarial practices, resulted in unfavorable reestimates of $111 million.
Third Quarter 2021 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

Note 10	Reinsurance and indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Property and casualty insurance premiums earned (1)	$(442)	$(277)	$(1,488)	$(845)
Accident and health insurance premiums and contract charges	(17)	(4)	(65)	(10)
(1)Includes $631 million of ceded premiums related to the acquisition of National General for the nine months ended September 30, 2021.

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident and health insurance policy benefits
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Property and casualty insurance claims and claims expense (1)	$(1,458)	$128	$(3,209)	$(213)
Accident and health insurance policy benefits	(13)	(5)	(68)	(13)
(1)Includes $1.40 billion, $531 million, $514 million and $185 million of ceded losses related to the Nationwide Catastrophe Reinsurance Program, the acquisition of National General, the Michigan Catastrophic Claims Association and National Flood Insurance Program, respectively, for the nine months ended September 30, 2021, and $195 million of ceded losses related to the Michigan Catastrophic Claims Association for the nine months ended September 30, 2020.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	September 30, 2021	December 31, 2020
Property and casualty
Paid and due from reinsurers and indemnitors	$293	$101
Unpaid losses estimated (including IBNR)	10,035	7,033
Total property and casualty	$10,328	$7,134

Allstate Health and Benefits	114	81
Total	$10,442	$7,215

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Property and casualty (1) (2)
Beginning balance	$(60)	$(59)	$(59)	$(60)
(Increase) decrease in the provision for credit losses	(6)	—	(7)	1
Ending balance	$(66)	$(59)	$(66)	$(59)

Allstate Health and Benefits
Beginning balance	$(1)	$(1)	$(1)	$(1)
Increase in the provision for credit losses	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$(1)	$(1)	$(1)	$(1)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Note 11	Capital Structure
Repayment of debt On March 29, 2021, the Company repaid, at maturity, $250 million of Floating Rate Senior Notes that bear interest at a floating rate equal to three-month LIBOR plus 0.43% per year.
42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 12	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $23 million and $196 million during the three months ended September 30, 2021 and 2020, respectively, and $145 million and $213 million during the nine months ended September 30, 2021 and 2020, respectively.
Restructuring expenses during the third quarter and first nine months of 2021 are primarily due to the future work environment. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Restructuring programs
($ in millions)	Future work environment	Transformative Growth
Expected program charges	$110	$290
2020 expenses	—	(238)
2021 expenses	(108)	7
Change in estimated program costs in 2021	30	(52)
Remaining program charges	$32	$7
These charges are primarily recorded in the Allstate Protection segment. The Company expects that a majority of these actions will be completed in 2021.
Employee costs include severance and employee benefits primarily impacting claims, sales, service and support functions. Exit costs, primarily related to future work environment, reflect real estate costs due to accelerated amortization of right of use assets and related leasehold improvements at facilities to be vacated.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2020	$72	$—	$72
Expense incurred	50	120	170
Adjustments to liability	(25)	—	(25)
Payments and non-cash charges	(51)	(112)	(163)
Restructuring liability as of September 30, 2021	$46	$8	$54
As of September 30, 2021, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $247 million for employee costs and $133 million for exit costs.

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
The aggregate liability balance related to all guarantees was not material as of September 30, 2021.
Third Quarter 2021 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

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
44 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Third Quarter 2021 Form 10-Q 45

Notes to Condensed Consolidated Financial Statements

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
Other proceedings The Company is defending against an investigatory hearing before the California Insurance Commissioner concerning the private passenger automobile insurance rating practices of Allstate Insurance Company and Allstate Indemnity Company in California. The investigatory hearing is captioned: In the Matter of the Rating Practices of Allstate Insurance Company and Allstate Indemnity Company. Pursuant to the Notice of Hearing issued by the California Insurance Commissioner, the California Insurance Commissioner is investigating: (1) whether Allstate has potentially violated California insurance law by using illegal price optimization; (2) how Allstate implemented any such potentially illegal price optimization in its private passenger auto insurance rates and/or class plans; and (3) how such potentially illegal price optimization impacted Allstate’s private passenger auto insurance policyholders. Fact discovery has been completed in the investigatory hearing and an administrative hearing is scheduled to begin on May 10, 2022.
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
46 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Plaintiffs filed a notice of appeal on March 26, 2021 and the appeal will be fully briefed as of November 8, 2021.
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
The Company is defending two putative class actions in California federal court, Holland Hewitt v. Allstate Life Insurance Company (E.D. Cal., filed May 2020) and Farley v. Lincoln Benefit Life Company (E.D. Cal., filed Dec. 2020), where the plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. No classes have been certified in these matters. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the statutes’ effective date. In continuing to defend these matters, the Company maintains various defenses to the merits of the plaintiffs’ claims and to class certification.

Third Quarter 2021 Form 10-Q 47

Notes to Condensed Consolidated Financial Statements

Note 14	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Pension benefits
Service cost	$27	$25	$78	$78
Interest cost	47	49	145	161
Expected return on plan assets	(112)	(104)	(338)	(303)
Amortization of prior service credit	(13)	(14)	(38)	(42)
Curtailment loss	—	10	—	10
Costs and expenses	(51)	(34)	(153)	(96)
Remeasurement of projected benefit obligation	(25)	130	(292)	686
Remeasurement of plan assets	68	(202)	(99)	(391)
Remeasurement (gains) losses	43	(72)	(391)	295
Pension net (benefit) cost	$(8)	$(106)	$(544)	$199

Postretirement benefits
Service cost	$—	$1	$1	$4
Interest cost	2	2	6	8
Amortization of prior service credit	(5)	(1)	(18)	(3)
Curtailment gain	—	(8)	—	(8)
Costs and expenses	(3)	(6)	(11)	1
Remeasurement of projected benefit obligation	(3)	1	(13)	25
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	(3)	1	(13)	25
Postretirement net (benefit) cost	$(6)	$(5)	$(24)	$26

Pension and postretirement benefits
Costs and expenses	$(54)	$(40)	$(164)	$(95)
Remeasurement (gains) losses	40	(71)	(404)	320
Total net (benefit) cost	$(14)	$(111)	$(568)	$225
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

Pension and postretirement benefits remeasurement gains and losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$(32)	$57	$(271)	$454
Other assumptions	4	74	(34)	257
Remeasurement of plan assets (gains) losses	68	(202)	(99)	(391)
Remeasurement (gains) losses	$40	$(71)	$(404)	$320
Remeasurement losses for the third quarter of 2021 primarily related to unfavorable asset performance compared to the expected return on plan assets, partially offset by an increase in the liability discount rate. Remeasurement gains in the first nine months of 2021 primarily related to an increase in the liability discount rate and favorable asset performance compared to the expected return on plan assets.
The weighted average discount rate used to measure the benefit obligation increased to 2.90% at
September 30, 2021 compared to 2.85% at June 30, 2021, decreased compared to 3.13% at March 31, 2021 and increased compared to 2.51% at December 31, 2020 resulting in gains for the third quarter and first nine months of 2021.
For the third quarter of 2021, the actual return on plan assets was lower due to higher market yields resulting in decreased fixed income valuations and modest public equity performance. For the first nine
48 www.allstate.com

Notes to Condensed Consolidated Financial Statements

months of 2021, the actual return on plan assets was higher primarily due to strong equity performance.

Note 15	Supplemental Cash Flow Information
Non-cash investing activities include $31 million and $42 million related to mergers and exchanges completed with equity securities, fixed income securities, limited partnerships, and modification of other investments for the nine months ended September 30, 2021 and 2020, respectively.
Non-cash financing activities include $52 million and $56 million related to the issuance of Allstate common shares for vested equity awards for the nine months ended September 30, 2021 and 2020, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $137 million and $118 million for the nine months ended September 30, 2021 and 2020, respectively. Non-cash operating activities include $96 million and $47 million related to right-of-use assets obtained in exchange for lease obligations for the nine months ended September 30, 2021 and 2020, respectively.
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

($ in millions)	Nine months ended September 30,
	2021	2020
Net change in proceeds managed
Net change in short-term investments	$(579)	$211
Operating cash flow (used) provided	(579)	211
Net change in cash	12	(6)
Net change in proceeds managed	$(567)	$205

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of period	$(914)	$(1,298)
Liabilities for collateral, end of period	(1,481)	(1,093)
Operating cash flow provided (used)	$567	$(205)
Third Quarter 2021 Form 10-Q 49

Notes to Condensed Consolidated Financial Statements

Note 16	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(343)	$73	$(270)	$414	$(88)	$326
Less: reclassification adjustment of realized capital gains and losses	84	(18)	66	233	(49)	184
Unrealized net capital gains and losses	(427)	91	(336)	181	(39)	142
Unrealized foreign currency translation adjustments	(26)	5	(21)	32	(7)	25
Unamortized pension and other postretirement prior service credit (1)	(19)	4	(15)	48	(10)	38
Other comprehensive (loss) income	$(472)	$100	$(372)	$261	$(56)	$205

	Nine months ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,350)	$288	$(1,062)	$1,777	$(376)	$1,401
Less: reclassification adjustment of realized capital gains and losses	367	(77)	290	689	(145)	544
Unrealized net capital gains and losses	(1,717)	365	(1,352)	1,088	(231)	857
Unrealized foreign currency translation adjustments	13	(3)	10	(6)	1	(5)
Unamortized pension and other postretirement prior service credit (1)	(56)	12	(44)	40	(9)	31
Other comprehensive (loss) income	$(1,760)	$374	$(1,386)	$1,122	$(239)	$883
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
50 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2021, the related condensed consolidated statements of operations, comprehensive income and shareholders’ equity for the three and nine month periods ended September 30, 2021 and 2020, and cash flows for the nine month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 3, 2021
Third Quarter 2021 Form 10-Q 51

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
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have moderated in 2021 as vaccines have become more widely available in the United States and Canada. There is no way of predicting with certainty how long the pandemic might last. We continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to our operations, but the effects have been and could be material.
The Coronavirus has affected our operations and may continue to significantly affect our results of operations, financial condition and liquidity, including:
•Sales of new and retention of existing policies
•Premium for transportation network products
•Driving behavior and auto accident frequency
•Supply chain disruptions and labor shortages could increase the cost of settling claims
•Hospital and outpatient claim costs
•Investment valuations and returns
•Bad debt and credit allowance exposure
•Consumer utilization of Milewise®, our pay-per-mile insurance product
•Retail sales in Allstate Protection Plans
This list is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to the impacts of the Coronavirus on our 2021 results.
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
•Improving customer value
•Expanding customer access
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
52 www.allstate.com

Discontinued operations and held for sale During the first quarter of 2021, we announced the pending sales of Allstate Life Insurance Company (“ALIC”), Allstate Life Insurance Company of New York (“ALNY”) and certain affiliates. We are no longer accepting new proprietary life insurance applications through Allstate exclusive agents. On October 1, 2021, we closed the sale of ALNY to Wilton Reassurance Company for $400 million. On November 1, 2021, we closed the sale of ALIC and certain affiliates to entities managed by Blackstone for total proceeds of $4 billion, including purchase price of $2.8 billion as well as increases in statutory surplus.
A loss on disposition of $4 billion, after-tax, was recorded in the first quarter of 2021 related to these transactions. For the nine months ended September 30, 2021, the loss on disposition was $3.8 billion, after-tax, and reflects purchase price adjustments associated with certain pre-close transactions specified in the stock purchase agreements, changes in statutory capital and surplus prior to the closing dates and the closing date equity of the sold entities determined under GAAP, excluding unrealized gains and losses on fixed income securities.
Beginning in the first quarter of 2021, the assets and liabilities of the business were reclassified as held for sale and results are presented as discontinued operations. This change was applied on a retrospective basis.
SafeAuto On June 1, 2021, we announced an agreement to acquire Safe Auto Insurance Group, Inc., a non-standard auto insurance carrier. On October 1, 2021, we completed the acquisition for $262 million in cash.
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
Third Quarter 2021 Form 10-Q 53

Highlights

Consolidated net income
($ in millions)

Q1	Q2	Q3

Consolidated net income applicable to common shareholders decreased 54.9% to $508 million in the third quarter of 2021 compared to the same period of 2020 primarily due to higher non-catastrophe and catastrophe losses, lower realized capital gains, partially offset by higher property and casualty insurance premiums and higher net investment income.

Consolidated net income applicable to common shareholders decreased 75.7% to $695 million in the first nine months of 2021 compared to the same period of 2020 primarily due to a loss from discontinued operations and higher non-catastrophe losses. Partially offsetting were higher property and casualty insurance premiums, net investment income, and pension and other postretirement gains in 2021 compared to losses in 2020.

For the twelve months ended September 30, 2021, return on Allstate common shareholders’ equity was 13.2%, a decrease of 5.7 points from 18.9% for the twelve months ended September 30, 2020.

Total revenue
( ($ in millions)

Total revenue increased 16.9% to $12.48 billion and 21.4% to $37.58 billion in the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020, driven by 13.7% and 12.9% increase in property and casualty insurance premiums in the third quarter and first nine months of 2021, respectively, and higher net investment income.
Insurance premiums earned increased in both Property-Liability, primarily due to the acquisition of National General, and Protection Services.

Net investment income
($ in millions)

Net investment income increased $300 million to $764 million in the third quarter of 2021 compared to the same period of 2020 and increased $1.52 billion to $2.45 billion in the first nine months of 2021 compared to the same period of 2020. The increase in both periods was primarily due to increases in performance-based income results, mainly from limited partnerships.

54 www.allstate.com

Financial highlights
Investments totaled $61.84 billion as of September 30, 2021, increasing from $59.54 billion as of December 31, 2020.
Allstate shareholders’ equity As of September 30, 2021, Allstate shareholders’ equity was $26.73 billion.
Book value per common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $84.62, an increase of 2.7% from $82.39 as of September 30, 2020, and a decrease of 7.5% from $91.50 as of December 31, 2020.
Return on average Allstate common shareholders’ equity For the twelve months ended September 30, 2021, return on Allstate common shareholders’ equity was 13.2%, a decrease of 5.7 points from 18.9% for the twelve months ended September 30, 2020. The decrease was primarily due to lower net income applicable to common shareholders for the trailing twelve-month period ended September 30, 2021 and an increase in average Allstate common shareholders’ equity.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement losses of $40 million in the third quarter of 2021 primarily related to unfavorable asset performance compared to the expected return on plan assets, partially offset by an increase in the liability discount rate. Pension and other postretirement remeasurement gains of $404 million in the first nine months of 2021 primarily related to an increase in the liability discount rate and favorable asset performance compared to the expected return on plan assets.

Summarized consolidated financial results

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Revenues
Property and casualty insurance premiums	$10,615	$9,336	$31,366	$27,794
Accident and health insurance premiums and contract charges	460	287	1,362	832
Other revenue	536	272	1,585	794
Net investment income	764	464	2,446	930
Realized capital gains (losses)	105	319	818	597
Total revenues	12,480	10,678	37,577	30,947

Costs and expenses
Property and casualty insurance claims and claims expense	(8,264)	(6,072)	(21,514)	(16,635)
Shelter-in-Place Payback expense	—	—	(29)	(948)
Accident and health insurance policy benefits	(269)	(128)	(746)	(392)
Interest credited to contractholder funds	(8)	(8)	(25)	(26)
Amortization of deferred policy acquisition costs	(1,582)	(1,386)	(4,650)	(4,095)
Operating, restructuring and interest expenses	(1,982)	(1,596)	(5,695)	(4,505)
Pension and other postretirement remeasurement gains (losses)	(40)	71	404	(320)
Amortization of purchased intangibles	(109)	(31)	(267)	(88)
Total costs and expenses	(12,254)	(9,150)	(32,522)	(27,009)

Income from operations before income tax expense	226	1,528	5,055	3,938

Income tax expense	(20)	(312)	(1,008)	(779)

Net income from continuing operations	206	1,216	4,047	3,159

Income (loss) from discontinued operations, net of tax	325	(63)	(3,272)	(207)

Net income	531	1,153	775	2,952

Less: Net loss attributable to noncontrolling interest	(7)	—	(7)	—

Net income attributable to Allstate	538	1,153	782	2,952

Preferred stock dividends	(30)	(27)	(87)	(89)

Net income applicable to common shareholders	$508	$1,126	$695	$2,863

Third Quarter 2021 Form 10-Q 55

Segment highlights
Allstate Protection underwriting loss was $421 million in the third quarter of 2021, compared to underwriting income of $887 million in the third quarter of 2020 primarily due to higher auto and home non-catastrophe losses, lower favorable catastrophe reserve reestimates driven by subrogation settlements in 2020 and increased underwriting expenses, partially offset by premiums from the acquisition of National General. Underwriting income totaled $1.67 billion in the first nine months of 2021, a $1.47 billion decrease from $3.14 billion in the first nine months of 2020 primarily due to higher auto and home non-catastrophe and catastrophe losses and increased underwriting expenses, partially offset by premiums from the acquisition of National General and lower Shelter-in-Place Payback expense.
Catastrophe losses were $1.27 billion and $2.81 billion in the third quarter and first nine months of 2021, respectively, compared to $990 million and $2.39 billion in the third quarter and first nine months of 2020, respectively.
Premiums written increased 16.7% to $10.97 billion in the third quarter of 2021 and 14.4% to $31.06 billion in the first nine months of 2021 compared to the same periods of 2020, reflecting the acquisition of National General and higher Allstate brand homeowners premiums.
Protection Services adjusted net income was $45 million in the third quarter of 2021 compared to $40 million in the third quarter of 2020. Adjusted net income was $150 million in the first nine months of 2021 compared to $115 million in the first nine months of 2020. The increase in both periods was primarily due to growth, partially offset by higher operating costs and expenses related to investments in growth.
Premiums and other revenue increased 24.1% or $105 million in the third quarter of 2021 and 24.9% or $312 million in the first nine months of 2021 compared to the same periods of 2020, primarily due to Allstate Protection Plan’s growth through its U.S. retail and international channels and the addition of LeadCloud and Transparent.ly, which were acquired as part of the National General acquisition.
Allstate Health and Benefits adjusted net income was $33 million in the third quarter of both 2021 and 2020. Adjusted net income was $160 million in the first nine months of 2021 compared to $62 million in the first nine months of 2020 primarily due to the acquisition of National General’s group health and individual accident and health business, which resulted in higher premiums and contract charges and the addition of other revenue, partially offset by higher policy benefits and operating costs and expenses.
Premiums and contract charges increased 60.3% to $460 million in the third quarter of 2021 and 63.7% to $1.36 billion in the first nine months of 2021 compared to the same periods of 2020, primarily due to the addition of group health and individual accident and health business.

56 www.allstate.com

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
GAAP operating ratios are used to measure our profitability to enhance an investor’s understanding of our financial results and are calculated as follows:
•Loss ratio: the ratio of claims and claims expense (loss adjustment expenses), to premiums earned. Loss ratios include the impact of catastrophe losses.
•Expense ratio: the ratio of amortization of DAC, operating costs and expenses, amortization or impairment of purchased intangibles, restructuring and related charges and Shelter-in-Place Payback expense, less other revenue to premiums earned.
•Combined ratio: the sum of the loss ratio and the expense ratio.
We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between periods. The impacts are calculated by taking the specific items noted below divided by Property-Liability premiums earned:
•Effect of catastrophe losses on combined ratio, includes catastrophe losses and prior year reserve reestimates of catastrophe losses, included in claims and claims expense
•Effect of prior year reserve reestimates on combined ratio, includes prior year reserve reestimates of catastrophe losses
•Effect of amortization of purchased intangibles on combined ratio
•Effect of restructuring and related charges on combined ratio
•Effect of Shelter-in-Place Payback expense on combined and expense ratios
•Effect of Run-off Property-Liability business on combined ratio, includes claims and claims expense, restructuring and related charges and operating costs and expenses in Run-off Property-Liability segment
Premium measures and statistics are used to analyze our premium trends and are calculated as follows:
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
Third Quarter 2021 Form 10-Q 57

Property-Liability Operations

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions, except ratios)	2021	2020	2021	2020
Premiums written	$10,966	$9,395	$31,057	$27,159
Premiums earned	$10,159	$8,952	$30,064	$26,696
Other revenue	365	220	1,071	639
Claims and claims expense	(8,145)	(5,968)	(21,193)	(16,358)
Shelter-in-Place Payback expense	—	—	(29)	(948)
Amortization of DAC	(1,346)	(1,158)	(3,968)	(3,474)
Other costs and expenses	(1,552)	(1,107)	(4,280)	(3,354)
Restructuring and related charges (1)	(15)	(187)	(113)	(199)
Underwriting (loss) income	$(534)	$752	$1,552	$3,002

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$1,270	$1,497	$3,018	$2,889
Catastrophe reserve reestimates (2) (3)	(1)	(507)	(207)	(502)
Total catastrophe losses	$1,269	$990	$2,811	$2,387

Non-catastrophe reserve reestimates (2)	162	70	144	63
Prior year reserve reestimates (2) (3)	161	(437)	(63)	(439)

GAAP operating ratios
Loss ratio	80.2	66.7	70.5	61.3
Expense ratio (4)	25.1	24.9	24.3	27.5
Combined ratio	105.3	91.6	94.8	88.8
Effect of catastrophe losses on combined ratio	12.5	11.1	9.4	8.9
Effect of prior year reserve reestimates on combined ratio	1.6	(4.9)	(0.3)	(1.6)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(5.7)	(0.7)	(1.9)
Effect of amortization of purchased intangibles on combined ratio	0.8	—	0.5	—
Effect of restructuring and related charges on combined ratio (1)	0.1	2.1	0.4	0.7
Effect of Shelter-in-Place Payback expense on combined and expense ratios	—	—	0.1	3.6
Effect of Run-off Property-Liability business on combined ratio	1.2	1.5	0.4	0.6
(1)Restructuring and related charges for the third quarter and first nine months of 2021 primarily related to future work environment. See Note 12 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)2020 includes approximately $495 million of favorable reserve reestimates related to the PG&E Corporation and Southern California Edison subrogation settlements, which primarily impacted homeowners.
(4)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
58 www.allstate.com

Allstate Protection Segment Results
Allstate Protection Segment
Allstate Protection consists of the Allstate brand, National General and Answer Financial. The Encompass brand was combined into National General beginning in the first quarter of 2021 and results prior to 2021 reflect Encompass brand results only.

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Premiums written	$10,966	$9,395	$31,057	$27,159
Premiums earned	$10,159	$8,952	$30,064	$26,696
Other revenue	365	220	1,071	639
Claims and claims expense	(8,032)	(5,833)	(21,078)	(16,219)
Shelter-in-Place Payback expense	—	—	(29)	(948)
Amortization of DAC	(1,346)	(1,158)	(3,968)	(3,474)
Other costs and expenses	(1,551)	(1,107)	(4,277)	(3,352)
Restructuring and related charges	(16)	(187)	(113)	(199)
Underwriting (loss) income	$(421)	$887	$1,670	$3,143
Catastrophe losses	$1,269	$990	$2,811	$2,387
Underwriting loss was $421 million in the third quarter of 2021 compared to underwriting income of $887 million in the third quarter of 2020 primarily due to higher auto and home non-catastrophe losses, lower favorable catastrophe reserve reestimates driven by subrogation settlements in 2020 and increased underwriting expenses, partially offset by premiums from the acquisition of National General. Underwriting income decreased 46.9% or $1.47 billion in the first nine months of 2021, compared to the same period of 2020 primarily due to higher auto and home non-catastrophe and catastrophe losses and increased underwriting expenses, partially offset by premiums from the acquisition of National General and lower Shelter-in-Place Payback expense.

Change in underwriting results from the prior period - three months ended
($ in millions)

Third Quarter 2021 Form 10-Q 59

Segment Results Allstate Protection

Change in underwriting results from the prior period - nine months ended
($ in millions)

Underwriting income (loss) by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2021	2020	2021	2020	2021	2020
Three months ended September 30,
Auto (1)	$(123)	$897	$(36)	$9	$(159)	$906
Homeowners (2)	(208)	(93)	(69)	26	(277)	(67)
Other personal lines	47	34	(7)	8	40	42
Commercial lines	(54)	(14)	—	—	(54)	(14)
Other business lines (3)	27	18	—	—	27	18
Answer Financial	—	—	—	—	2	2
Total	$(311)	$842	$(112)	$43	$(421)	$887

Nine months ended September 30,
Auto (1)	$1,444	$2,522	$118	$39	$1,562	$2,561
Homeowners (2)	61	356	(77)	19	(16)	375
Other personal lines	112	170	—	5	112	175
Commercial lines	(81)	(20)	—	—	(81)	(20)
Other business lines (3)	82	49	—	—	82	49
Answer Financial	—	—	—	—	11	3
Total	$1,618	$3,077	$41	$63	$1,670	$3,143
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
60 www.allstate.com

Allstate Protection Segment Results

Premiums written by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2021	2020	2021	2020	2021	2020
Three months ended September 30,
Auto	$6,153	$6,192	$1,018	$134	$7,171	$6,326
Homeowners	2,452	2,234	552	105	3,004	2,339
Other personal lines	543	521	41	21	584	542
Commercial lines	207	188	—	—	207	188
Total premiums written	$9,355	$9,135	$1,611	$260	$10,966	$9,395

Nine months ended September 30,
Auto	$18,165	$18,337	$2,836	$388	$21,001	$18,725
Homeowners	6,492	6,057	1,317	298	7,809	6,355
Other personal lines	1,519	1,441	120	59	1,639	1,500
Commercial lines	608	579	—	—	608	579
Total premiums written	$26,784	$26,414	$4,273	$745	$31,057	$27,159

Premiums earned by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2021	2020	2021	2020	2021	2020
Three months ended September 30,
Auto	$6,009	$6,081	$903	$129	$6,912	$6,210
Homeowners	2,080	1,974	442	99	2,522	2,073
Other personal lines	481	466	40	20	521	486
Commercial lines	204	183	—	—	204	183
Total premiums earned	$8,774	$8,704	$1,385	$248	$10,159	$8,952

Nine months ended September 30,
Auto	$18,059	$18,138	$2,545	$399	$20,604	$18,537
Homeowners	6,120	5,865	1,205	299	7,325	6,164
Other personal lines	1,432	1,376	113	59	1,545	1,435
Commercial lines	590	560	—	—	590	560
Total premiums earned	$26,201	$25,939	$3,863	$757	$30,064	$26,696

Reconciliation of premiums written to premiums earned
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Total premiums written	$10,966	$9,395	$31,057	$27,159
(Increase) decrease in unearned premiums (1)	(672)	(470)	(1,264)	(449)
Other	(135)	27	271	(14)
Total premiums earned	$10,159	$8,952	$30,064	$26,696
(1)2021 results include unearned premiums related to acquisition of National General.

Policies in force by brand and by line of business
	Allstate brand		National General		Allstate Protection
PIF (thousands)	2021	2020	2021	2020	2021	2020
Auto	21,951	21,900	3,703	460	25,654	22,360
Homeowners	6,496	6,414	642	220	7,138	6,634
Other personal lines	4,560	4,455	288	73	4,848	4,528
Commercial lines	212	219	107	—	319	219
Total	33,219	32,988	4,740	753	37,959	33,741

Third Quarter 2021 Form 10-Q 61

Segment Results Allstate Protection
Auto insurance premiums written increased 13.4% or $845 million in the third quarter of 2021 compared to the third quarter of 2020 and increased 12.2% or 2.28 billion in the first nine months of 2021 compared to the first nine months of 2020, primarily due to the following factors:
•Acquisition of National General
•Increased new issued applications in the Allstate brand driven by increased advertising and higher close rates
•Decreased Allstate brand average premium reflecting approved rate decreases of approximately 3% for the trailing twelve months ended September 30, 2021
•Rate increases are being implemented broadly to improve underwriting results given the higher inflationary trends adversely impacting loss costs
•PIF increased 14.7% or 3,294 thousand to 25,654 thousand as of September 30, 2021 compared to September 30, 2020 due to the acquisition of National General
–PIF increased by 40 thousand as of September 30, 2021 compared to June 30, 2021, with increases in both Allstate brand and National General

Auto premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
New issued applications (thousands)
Agency channel	648	682	(5.0)%	1,957	2,018	(3.0)%
Direct channel	284	206	37.9%	830	619	34.1%
Allstate brand	932	888	5.0%	2,787	2,637	5.7%
National General	516	14	NM	1,553	44	NM
Total new issued applications	1,448	902	60.5%	4,340	2,681	61.9%

Allstate brand average premium	$604	$621	(2.7)%	$604	$616	(1.9)%
Allstate brand renewal ratio (%)	87.2	87.9	(0.7)	87.0	87.6	(0.6)
Homeowners insurance premiums written increased 28.4% or $665 million in the third quarter of 2021 compared to the third quarter of 2020 and increased 22.9% or $1.45 billion in the first nine months of 2021 compared to the first nine months of 2020, primarily due to the following factors:
•Acquisition of National General
•Higher Allstate brand average premiums from approved rate increases of approximately 3.4% for the trailing twelve months ended September 30, 2021 and inflation adjustments to premium due to higher insured home valuations
•Increased new issued applications in the Allstate brand driven by higher quote volumes and improved close rates

Homeowners premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
New issued applications (thousands)
Agency channel	236	231	2.2%	676	636	6.3%
Direct channel	23	16	43.8%	61	45	35.6%
Allstate brand	259	247	4.9%	737	681	8.2%
National General	28	9	NM	77	25	NM
Total new issued applications	287	256	12.1%	814	706	15.3%

Allstate brand average premium	$1,443	$1,334	8.2%	$1,406	$1,324	6.2%
Allstate brand renewal ratio (%)	87.1	87.8	(0.7)	87.1	87.6	(0.5)
Other personal lines premiums written increased 7.7% or $42 million in the third quarter of 2021 compared to the third quarter of 2020 and increased 9.3% or $139 million in the first nine months of 2021 compared to the first nine months of 2020. The increase in both periods was primarily due to the acquisition of National General and increases in condominiums and personal umbrella premiums for Allstate brand.

Commercial lines premiums written increased 10.1% or $19 million in the third quarter of 2021 compared to the third quarter of 2020 and increased 5.0% or $29 million in the first nine months of 2021 compared to the first nine months of 2020. The increase in both periods was primarily due to the addition of a large transportation network company, higher miles driven in our shared economy business as the impacts of the Coronavirus decrease and an increase in average premiums.
62 www.allstate.com

Allstate Protection Segment Results
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2021	2020	2021	2020	2021	2020
Three months ended September 30,
Auto	76.9	59.7	25.4	25.7	102.3	85.4
Homeowners	85.9	80.4	25.1	22.8	111.0	103.2
Other personal lines	64.9	63.0	27.4	28.4	92.3	91.4
Commercial lines	104.4	83.6	22.1	24.1	126.5	107.7
Impact of Shelter-in-Place Payback expense	—	—	—	—	—	—

Total	79.0	65.2	25.1	24.9	104.1	90.1
Impact of amortization of purchased intangibles	—	—	0.8	—	0.8	—
Impact of restructuring and related charges	—	—	0.2	2.1	0.2	2.1
Impact of Allstate Special Payment plan bad debt expense (2)	—	—	—	0.2	—	0.2

Nine months ended September 30,
Auto	67.7	56.6	24.7	29.6	92.4	86.2
Impact of Shelter-in-Place Payback expense	0.1	—	0.1	5.1	0.1	5.1
Homeowners	75.9	71.4	24.3	22.5	100.2	93.9
Other personal lines	67.0	60.8	25.8	27.0	92.8	87.8
Commercial lines	91.5	80.2	22.2	23.4	113.7	103.6
Impact of Shelter-in-Place Payback expense	—	—	—	0.7	—	0.7

Total	70.1	60.7	24.3	27.5	94.4	88.2
Impact of amortization of purchased intangibles	—	—	0.5	—	0.5	—
Impact of Shelter-in-Place Payback expense	—	—	0.1	3.6	0.1	3.6
Impact of restructuring and related charges	—	—	0.4	0.7	0.4	0.7
Impact of Allstate Special Payment plan bad debt expense (2)	—	—	(0.1)	0.2	(0.1)	0.2
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
(2)Relates to the Allstate Special Payment plan offered in 2020 to customers as a result of the Coronavirus to provide more flexible payment options. Approximately 70% of the higher bad debt expense was attributed to auto.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2021	2020	2021	2020	2021	2020	2021	2020
Three months ended September 30,
Auto	76.9	59.7	2.9	1.6	1.0	(0.9)	(0.1)	(0.4)
Homeowners	85.9	80.4	38.0	39.1	0.7	(22.0)	0.1	(21.3)
Other personal lines	64.9	63.0	19.6	13.4	(12.7)	(11.9)	—	(8.0)
Commercial lines	104.4	83.6	4.9	6.6	12.3	1.1	0.5	(1.1)
Total	79.0	65.2	12.5	11.1	0.4	(6.4)	—	(5.7)

Nine months ended September 30,
Auto	67.7	56.6	1.9	1.4	—	(0.5)	(0.1)	(0.2)
Homeowners	75.9	71.4	29.8	31.6	(2.1)	(7.1)	(2.3)	(6.8)
Other personal lines	67.0	60.8	14.4	11.6	(5.4)	(4.6)	(0.9)	(2.9)
Commercial lines	91.5	80.2	4.2	4.1	9.8	5.2	0.5	0.2
Total	70.1	60.7	9.4	8.9	(0.6)	(2.2)	(0.7)	(1.9)
(1) The ten-year average effect of catastrophe losses on the total combined ratio was 7.3 points in the third quarter of 2021.

Third Quarter 2021 Form 10-Q 63

Segment Results Allstate Protection
Auto loss ratio increased 17.2 and 11.1 points in the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020, primarily due to:
•Higher gross claim frequency in all coverages, as miles driven continue to rebound toward pre-pandemic levels
•While frequency increased relative to the prior year quarter, it remains below pre-pandemic levels
•Increased severity, primarily for property damage, collision and bodily injury coverages, driven by inflationary pressures and accident type mix
•Prior quarter development impact of 2.2 points on the third quarter 2021 loss ratio for reserve strengthening of first and second quarter 2021 claims
The impacts of the Coronavirus affect frequency and severity statistics including:
•Shelter-in-place and travel restrictions, which have moderated in 2021 as vaccines have become more widely available in the US and Canada
•Unemployment levels
•Changes in commuting activity
•Supply chain disruptions and labor shortages
•Shifts in the frequency environment may impact the speed claims are settled
•Driving behavior (e.g., speed, time of day) impacting mix of claim types
•Value of total losses due to higher used car prices
•Labor and part cost increases

Allstate brand frequency and paid claim severity statistics (excluding catastrophe losses)
(% change year-over-year)
Three months ended September 30, 2021
Property damage gross claim frequency	16.6%
Property damage paid claim severity	15.1

Nine months ended September 30, 2021
Property damage gross claim frequency	10.1%
Property damage paid claim severity	5.6
Property damage gross claim frequency increased in the third quarter and the first nine months of 2021 compared to the same periods of 2020 due to factors including:
•Increases in miles driven compared to the third quarter of 2020 which was impacted by the continuation of shelter-in-place restrictions due to the Coronavirus
Gross claim frequency decreased 16.8% and 22.1% in the third quarter and first nine months of 2021, respectively, when compared to pre-pandemic levels of 2019 as auto miles driven, particularly during peak commuting hours, is lower.
Property damage paid claim severity increased in the third quarter and the first nine months of 2021 compared to the same periods of 2020.
•When compared to pre-pandemic levels of 2019, property damage paid claim severity increased 24.2% and 17.8% in the third quarter and first nine months of 2021, respectively, or an average annual increase of approximately 12.0% and 9.0%, respectively
•The increases are due to rising inflationary impacts in both used car values and replacement part costs, including higher costs to repair more sophisticated newer model vehicles and increased costs associated with total losses
Collision severity trends increased in the third quarter and the first nine months of 2021 compared to the same periods of 2020 due to inflationary pressures from higher used car values that increases total losses and parts and labor costs associated with repairs.
Bodily injury severity trends increased in the third quarter and the first nine months of 2021 compared to the same periods of 2020 due to injury mix and higher medical care inflation.
Homeowners loss ratio increased 5.5 and 4.5 points in the third quarter and first nine months of 2021 compared to the same periods of 2020, respectively, primarily due to increased non-catastrophe claim frequency and severity and lower favorable catastrophe reserve reestimates driven by subrogation settlements in 2020, partially offset by increased premiums earned.

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)
Three months ended September 30, 2021
Gross claim frequency	3.4%
Paid claim severity	15.0

Nine months ended September 30, 2021
Gross claim frequency	10.4%
Paid claim severity	8.4
Gross claim frequency increased in the third quarter of 2021 compared to the third quarter of 2020, primarily due to increases in water perils. Gross claim frequency increased in the first nine months of 2021 compared to the same period of 2020 primarily due to increases in wind/hail, water and fire perils. Paid claim severity increased in the third quarter and first nine months of 2021 compared to the same periods of 2020 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 1.9 and 6.2 points in the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020, primarily due to higher non-catastrophe losses, partially offset by increased premiums earned.
Commercial lines loss ratio increased 20.8 and 11.3 points in the third quarter and the first nine months of
64 www.allstate.com

Allstate Protection Segment Results
2021, respectively, compared to the same periods of 2020 due to higher auto frequency and severity and higher unfavorable non-catastrophe prior year reserves reestimates, partially offset by increased premiums earned.
Catastrophe losses increased 28.2% or $279 million in the third quarter of 2021 compared to the third quarter of 2020. Catastrophe losses increased 17.8% or $424 million in the first nine months of 2021 compared to the first nine months of 2020.
Catastrophe losses in the third quarter of 2021, included gross and net losses related to Hurricane Ida of $1.5 billion and $689 million, respectively. Net losses include reinsurance recoveries of $986 million and reinstatement premiums of $181 million.
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
In the third quarter of 2021, our catastrophe reinsurance program risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes, earthquakes and wildfires, excluding other catastrophe losses, net of reinsurance, increased from $2 billion to $2.5 billion, reflecting the addition of wildfires to the target.
Catastrophe reinsurance The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the third quarter and first nine months of 2021 were $109 million and $345 million, respectively, compared to $106 million and $310 million in the third quarter and first nine months of 2020. The increases were driven by higher Nationwide and Florida program costs due to program expansion for growth in policies, including National General exposures. Catastrophe placement premiums are a reduction of premium with approximately 70% related to homeowners.

Catastrophe losses by the type of event
	Three months ended September 30,				Nine months ended September 30,
($ in millions)	Number of events	2021	Number of events	2020	Number of events	2021	Number of events	2020
Hurricanes/Tropical storms	5	$747	6	$771	6	$754	6	$771
Tornadoes	1	9	1	4	2	26	3	43
Wind/Hail	35	389	23	399	68	1,650	54	1,768
Wildfires	4	49	12	293	4	48	13	295
Freeze/other events	—	—	—	—	1	605	2	12
Prior year reserve reestimates		38		(507)		30		(502)
Prior year aggregate reinsurance cover		(38)		—		(237)		—
Current year aggregate reinsurance cover		(11)		—		(65)		—
Prior quarter reserve reestimates		86		30		—		—
Total catastrophe losses (1)	45	$1,269	42	$990	81	$2,811	78	$2,387
(1)Includes $173 million and $256 million of reinstatement premiums for the three and nine months ended September 30, 2021, related to the Nationwide Catastrophe Reinsurance Program, primarily due to Hurricane Ida
Third Quarter 2021 Form 10-Q 65

Segment Results Allstate Protection
Reserve reestimates were unfavorable in the third quarter of 2021 primarily due to strengthening of reserves in auto and commercial lines, partially offset by favorable reserve reestimates in other personal lines. Reserve reestimates were favorable in the first nine months of 2021 due to estimated recoveries related to our aggregate reinsurance coverage and subrogation settlements arising from the Woolsey wildfire, partially offset by strengthening of reserves in commercial lines.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 9 of the condensed consolidated financial statements.

Reserve reestimates
	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimate (1)		Effect on combined ratio (2)		Reserve reestimate (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2021	2020	2021	2020	2021	2020	2021	2020
Auto	$72	$(60)	0.7	(0.7)	$3	$(101)	—	(0.4)
Homeowners	17	(456)	0.1	(5.1)	(156)	(440)	(0.5)	(1.7)
Other personal lines	(66)	(58)	(0.6)	(0.6)	(83)	(66)	(0.3)	(0.2)
Commercial lines	25	2	0.2	—	58	29	0.2	0.1
Total Allstate Protection (3)	$48	$(572)	0.4	(6.4)	$(178)	$(578)	(0.6)	(2.2)

Allstate brand	$40	$(529)	0.4	(5.9)	$(176)	$(532)	(0.6)	(2.0)
National General	8	(43)	—	(0.5)	(2)	(46)	—	(0.2)
Total Allstate Protection (3)	$48	$(572)	0.4	(6.4)	$(178)	$(578)	(0.6)	(2.2)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.
(3)2020 includes approximately $495 million of favorable reserve reestimates related to subrogation settlements, which primarily impacted homeowners. The favorable reserve reestimates decreased the combined ratio by 5.5 points and 1.9 points in the third quarter and first nine months of 2020, respectively.
Expense ratio increased 0.2 points in the third quarter of 2021 compared to the third quarter of 2020 primarily due to higher advertising expenses and operating costs, increased amortization of purchased intangibles and DAC, partially offset by lower restructuring and related charges. The expense ratio decreased 3.2 points in the first nine months of 2021 compared to the same period of 2020, primarily due to lower Shelter-in-Place Payback expense, operating costs and expenses, restructuring and related charges, partially offset by increased advertising and amortization of purchased intangibles and DAC.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,			Nine months ended September 30,
($ in millions, except ratios)	2021	2020	Change	2021	2020	Change
Amortization of DAC	$1,346	$1,158	$188	$3,968	$3,474	$494
Advertising expense	325	202	123	949	615	334
Amortization of purchased intangibles	75	3	72	165	7	158
Other costs and expenses, net of other revenue	786	663	123	2,111	2,025	86
Restructuring and related charges	16	187	(171)	113	199	(86)
Shelter-in-Place Payback expense	—	—	—	29	948	(919)
Allstate Special Payment plan bad debt expense	—	19	(19)	(19)	66	(85)
Total underwriting expenses	$2,548	$2,232	$316	$7,316	$7,334	$(18)

Premiums earned	$10,159	$8,952	$1,207	$30,064	$26,696	$3,368

Expense ratio
Amortization of DAC	13.2	12.9	0.3	13.2	13.0	0.2
Advertising expense	3.2	2.3	0.9	3.2	2.3	0.9
Other costs and expenses	7.7	7.4	0.3	7.0	7.7	(0.7)
Subtotal	24.1	22.6	1.5	23.4	23.0	0.4
Amortization of purchased intangibles	0.8	—	0.8	0.5	—	0.5
Restructuring and related charges	0.2	2.1	(1.9)	0.4	0.7	(0.3)
Shelter-in-Place Payback expense	—	—	—	0.1	3.6	(3.5)
Allstate Special Payment plan bad debt expense	—	0.2	(0.2)	(0.1)	0.2	(0.3)
Total expense ratio	25.1	24.9	0.2	24.3	27.5	(3.2)
66 www.allstate.com

Run-off Property-Liability Segment Results
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Claims and claims expense
Asbestos claims	$(64)	$(78)	$(64)	$(78)
Environmental claims	(40)	(44)	(40)	(44)
Other run-off lines	(9)	(13)	(11)	(17)
Total claims and claims expense	(113)	(135)	(115)	(139)
Operating costs and expenses	—	—	(3)	(2)
Underwriting loss	$(113)	$(135)	$(118)	$(141)
Annual reserve review In the third quarter of 2021 and 2020, we performed our annual reserve review using established industry and actuarial best practices. The annual review resulted in unfavorable reserve reestimates totaling $111 million and $132 million in 2021 and 2020. The reserve reestimates are included as part of claims and claims expense.
The reserve reestimates in 2021 primarily related to new reported information for asbestos and environmental and higher than expected reported losses for environmental and other run-off exposures.
The reserve reestimates in 2020 primarily related to new reported information, court decisions and policy buyback settlements for asbestos exposures and higher than expected reported losses for environmental and other run-off exposures.
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

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	September 30, 2021	December 31, 2020
Asbestos claims
Gross reserves	$1,249	$1,204
Reinsurance	(396)	(377)
Net reserves	853	827
Environmental claims
Gross reserves	285	249
Reinsurance	(51)	(43)
Net reserves	234	206
Other run-off claims
Gross reserves	438	435
Reinsurance	(65)	(60)
Net reserves	373	375
Total
Gross reserves	1,972	1,888
Reinsurance	(512)	(480)
Net reserves	$1,460	$1,408
Third Quarter 2021 Form 10-Q 67

Segment Results Run-off Property-Liability

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	September 30, 2021	December 31, 2020
Direct excess commercial insurance
Gross reserves	$1,095	$1,011
Reinsurance	(381)	(358)
Net reserves	714	653
Assumed reinsurance coverage
Gross reserves	627	636
Reinsurance	(56)	(58)
Net reserves	571	578
Direct primary commercial insurance
Gross reserves	168	160
Reinsurance	(74)	(63)
Net reserves	94	97
Other run-off business
Gross reserves	1	2
Reinsurance	—	—
Net reserves	1	2
Unallocated loss adjustment expenses
Gross reserves	81	79
Reinsurance	(1)	(1)
Net reserves	80	78
Total
Gross reserves	1,972	1,888
Reinsurance	(512)	(480)
Net reserves	$1,460	$1,408

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	September 30, 2021		December 31, 2020
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	62%	38%	65%	35%
Ceded (2)	69	31	71	29
Assumed reinsurance coverage
Gross reserves	31	69	34	66
Ceded	29	71	35	65
Direct primary commercial insurance
Gross reserves	49	51	55	45
Ceded	62	38	79	21
(1)Approximately 62% of gross case reserves as of September 30, 2021 are subject to settlement agreements.
(2)Approximately 70% of ceded case reserves as of September 30, 2021 are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Direct excess commercial insurance
Gross (1)	$12	$15	$46	$53
Ceded (2)	(6)	(6)	(21)	(20)
Assumed reinsurance coverage
Gross	11	11	33	33
Ceded	(1)	(2)	(4)	(4)
Direct primary commercial insurance
Gross	(1)	4	5	7
Ceded	2	(3)	(1)	(4)
(1) In the third quarter and first nine months of 2021, 66% and 72% of payments related to settlement agreements.
(2) In the third quarter and first nine months of 2021, 53% and 71% of payments related to settlement agreements.
68 www.allstate.com

Run-off Property-Liability Segment Results
Total net reserves as of September 30, 2021, included $744 million or 51% of estimated IBNR reserves compared to $695 million or 49% of estimated IBNR reserves as of December 31, 2020.
Total gross payments were $22 million and $84 million for the third quarter and first nine months of 2021, respectively. Payments for the third quarter and first nine months of 2021 primarily related to asbestos claims, mainly settlement agreements reached with several insureds on large claims where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $7 million and $31 million for the third quarter and first nine months of 2021, respectively.

Third Quarter 2021 Form 10-Q 69

Segment Results Protection Services
Protection Services Segment
Protection Services include National General’s LeadCloud and Transparent.ly’s results within Arity starting in the first quarter of 2021. These businesses provide marketing and integration platforms connecting data buyers and sellers. Results prior to 2021 reflect historical Arity results only.

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Premiums written	$651	$485	$1,926	$1,331

Revenues
Premiums	$456	$384	$1,302	$1,098
Other revenue	85	52	263	155
Intersegment insurance premiums and service fees (1)	46	36	133	109
Net investment income	10	12	32	33

Costs and expenses
Claims and claims expense	(122)	(107)	(334)	(284)
Amortization of DAC	(206)	(169)	(581)	(482)
Operating costs and expenses	(209)	(160)	(610)	(484)
Restructuring and related charges	1	2	(12)	(1)

Income tax expense on operations	(16)	(10)	(43)	(29)
Adjusted net income	$45	$40	$150	$115

Allstate Protection Plans	$32	$36	$119	$105
Allstate Dealer Services	7	7	25	22
Allstate Roadside	1	4	7	8
Arity	1	(3)	4	(9)
Allstate Identity Protection	4	(4)	(5)	(11)
Adjusted net income	$45	$40	$150	$115

Allstate Protection Plans			141,809	125,831
Allstate Dealer Services			3,980	4,075
Allstate Roadside			533	558
Allstate Identity Protection			3,197	2,490
Policies in force as of September 30 (in thousands)			149,519	132,954
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Adjusted net income increased 12.5% or $5 million in the third quarter of 2021 and increased 30.4% or $35 million in the first nine months of 2021 compared to the same periods of 2020, primarily due to growth, partially offset by higher operating costs and expenses related to investments in growth.
Premiums written increased 34.2% or $166 million in the third quarter of 2021 and increased 44.7% or $595 million in the first nine months of 2021 compared to the same periods of 2020, primarily due to growth at Allstate Protection Plans and increased sales at Allstate Dealer Services.
PIF increased 12.5% or 17 million to 150 million as of September 30, 2021 compared to September 30, 2020 due to continued growth at Allstate Protection Plans and Allstate Identity Protection.

Other revenue increased 63.5% or $33 million in the third quarter of 2021 and increased 69.7% or $108 million in the first nine months of 2021 compared to the same periods of 2020, reflecting the addition of LeadCloud and Transparent.ly, which were acquired as part of the National General acquisition.
Intersegment premiums and service fees increased 27.8% or $10 million in the third quarter of 2021 and increased 22.0% or $24 million in the first nine months of 2021 compared to the same periods of 2020, primarily related to increased device sales through Arity driven by growth in the Allstate brand Milewise® product and growth in automotive rescue services provided by Allstate Roadside for Allstate brand auto customers.

70 www.allstate.com

Protection Services Segment Results
Claims and claims expense increased 14.0% or $15 million in the third quarter 2021 and increased 17.6% or $50 million in the first nine months of 2021 compared to the same periods of 2020, primarily due to higher levels of claims at Allstate Protection Plans driven by growth of the business and increased claims at Allstate Roadside due to higher severity and rescue volumes.
Amortization of DAC increased 21.9% or $37 million in the third quarter of 2021 and increased 20.5% or $99 million in the first nine months of 2021 compared to the same periods of 2020, primarily due to the growth experienced at Allstate Protection Plans and Allstate Dealer Services.
Operating costs and expenses increased 30.6% or $49 million in the third quarter of 2021 and increased 26.0% or $126 million in the first nine months of 2021 compared to the same periods of 2020, primarily due to higher operating costs at Arity driven by the addition of LeadCloud and Transparent.ly and growth experienced at Allstate Protection Plans.
Restructuring and related charges in the third quarter of 2021 were comparable to the third quarter of 2020 and increased $11 million in the first nine months of 2021 compared to the first nine months of 2020, primarily due to a facility closure at Allstate Identity Protection in the first quarter of 2021 and accelerated lease costs at Allstate Protection Plans.
Third Quarter 2021 Form 10-Q 71

Segment Results Allstate Health and Benefits
Allstate Health and Benefits Segment
Allstate Health and Benefits results include National General’s accident and health business, starting in the first quarter of 2021. Results prior to 2021 reflect historical Allstate Benefits results only.

Summarized financial information
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Revenues
Accident and health insurance premiums and contract charges	$460	$287	$1,362	$832
Other revenue	85	—	248	—
Net investment income	18	18	56	58

Costs and expenses
Accident and health insurance policy benefits	(269)	(128)	(746)	(392)
Interest credited to contractholder funds	(8)	(8)	(25)	(26)
Amortization of DAC	(30)	(59)	(101)	(139)
Operating costs and expenses	(206)	(68)	(582)	(253)
Restructuring and related charges	(8)	—	(9)	(1)

Income tax expense on operations	(9)	(9)	(43)	(17)
Adjusted net income	$33	$33	$160	$62

Benefit ratio (1)	58.5	44.6	54.8	47.1

Employer voluntary benefits (2)			3,835	4,092
Group health (3)			126	—
Individual accident and health (4)			417	—
Policies in force as of September 30 (in thousands)			4,378	4,092
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
Adjusted net income in the third quarter of 2021 was comparable to the third quarter of 2020. Adjusted net income increased $98 million in the first nine months of 2021 compared to the first nine months of 2020, primarily due to the acquisition of National General’s group health and individual accident and health business, which resulted in higher premiums and contract charges and the addition of other revenue, partially offset by higher policy benefits and operating costs and expenses. Results for the first nine months of 2020 included an after-tax charge of $32 million related to the write-off of previously capitalized software.
Premiums and contract charges increased 60.3% or $173 million in the third quarter of 2021 and increased 63.7% or $530 million in the first nine months of 2021 compared to the same periods of 2020, primarily due to the addition of group health and individual accident and health business.

Premiums and contract charges by line of business
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Employer voluntary benefits	$251	$287	$769	$832
Group health	90	—	260	—
Individual accident and health	119	—	333	—
Premiums and contract charges	$460	$287	$1,362	$832
Other revenue of $85 million and $248 million in the third quarter and first nine months of 2021, respectively, reflects National General’s commission revenue, group health administrative fees, agency fees and technology fees.
Accident and health insurance policy benefits increased $141 million in the third quarter of 2021 and increased 90.3% or $354 million in the first nine months of 2021 compared to the same periods of 2020, primarily due to the addition of the group health and individual accident and health products and increased benefit utilization compared to the prior year quarter.
72 www.allstate.com

Allstate Health and Benefits Segment Results
Benefit ratio increased to 58.5 and 54.8 in the third quarter and the first nine months of 2021 compared to 44.6 and 47.1 in the same periods of 2020, primarily due to a higher benefit ratio associated with group health products added in 2021 and a higher benefit ratio for employer voluntary benefit products due to lower claim experience in the prior year, primarily driven by the impacts of the pandemic on benefit utilization.
Amortization of DAC decreased 49.2% or $29 million in the third quarter of 2021 and decreased 27.3% or $38 million in the first nine months of 2021 compared to the same periods of 2020, primarily due to unfavorable adjustments associated with our annual review of assumptions in 2020 compared to favorable adjustments in 2021, and lower health product lapses for employer voluntary benefits.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life contracts resulted in a deceleration of DAC amortization (increase to income) of $2 million of the unamortized DAC asset balance in the third quarter of 2021 compared to $28 million acceleration of DAC amortization (decrease to income) in the third quarter of 2020. In 2020, DAC amortization acceleration primarily related to lower projected investment returns, partially offset by favorable projected mortality.

Operating costs and expenses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Non-deferrable commissions	$80	$25	$231	$76
General and administrative expenses	126	43	351	177
Total operating costs and expenses	$206	$68	$582	$253
Operating costs and expenses increased $138 million in the third quarter of 2021 and increased $329 million in the first nine months of 2021 compared to the same periods of 2020, primarily due to the addition of the group health and individual accident and health business in 2021. Results for the first nine months of 2020 included a write-off of capitalized software costs associated with a billing system.
Analysis of reserves

Reserve for future policy benefits
($ in millions)	September 30, 2021	December 31, 2020
Traditional life insurance	$305	$299
Accident and health insurance	958	729
Reserve for future policy benefits	$1,263	$1,028

Third Quarter 2021 Form 10-Q 73

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	September 30, 2021
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$35,185	$1,628	$1,794	$1,382	$39,989
Equity securities (3)	2,970	122	99	616	3,807
Mortgage loans, net	681	—	71	—	752
Limited partnership interests	7,578	—	—	—	7,578
Short-term investments (4)	4,741	177	67	1,443	6,428
Other, net	3,140	—	144	2	3,286
Total	$54,295	$1,927	$2,175	$3,443	$61,840
Percent to total	87.8%	3.1%	3.5%	5.6%	100.0%

Market-based	$45,784	$1,927	$2,175	$3,441	$53,327
Performance-based	8,511	—	—	2	8,513
Total	$54,295	$1,927	$2,175	$3,443	$61,840
(1)    Balances reflect the elimination of related party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $34.16 billion, $1.59 billion, $1.72 billion, $1.34 billion and $38.81 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of September 30, 2021, was $868 million in excess of cost. These net gains were primarily concentrated in the consumer goods, technology and banking sectors. Equity securities include $962 million of funds with underlying investments in fixed income securities as of September 30, 2021.
(4)    Short-term investments are carried at fair value.
Investments totaled $61.84 billion as of September 30, 2021, increasing from $59.54 billion as of December 31, 2020, primarily due to positive operating cash flows, partially offset by common share repurchases and dividends paid to shareholders.
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
Coronavirus impacts Future investment results will be influenced by the magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers, including the availability, utilization rate and effectiveness of vaccines, to mitigate health risks, which creates significant uncertainty. Supply chain disruptions and labor shortages could increase inflation, which may have an adverse impact on investment valuations and returns.
74 www.allstate.com

Investments

Portfolio composition by investment strategy
	September 30, 2021
($ in millions)	Market-based	Performance-based	Total
Fixed income securities	$39,913	$76	$39,989
Equity securities	3,455	352	3,807
Mortgage loans, net	752	—	752
Limited partnership interests	441	7,137	7,578
Short-term investments	6,428	—	6,428
Other, net	2,338	948	3,286
Total	$53,327	$8,513	$61,840
Percent to total	86.2%	13.8%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$1,177	$1	$1,178
Other	(3)	—	(3)
Total	$1,174	$1	$1,175
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	September 30, 2021	December 31, 2020
U.S. government and agencies	$3,042	$2,107
Municipal	7,417	7,578
Corporate	27,367	31,017
Foreign government	1,059	958
Asset-backed securities (“ABS”)	1,070	846
Mortgage-backed securities (“MBS”)	34	59
Total fixed income securities	$39,989	$42,565
Fixed income securities are rated by third-party credit rating agencies and/or are internally rated. As of September 30, 2021, 83.8% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
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
Third Quarter 2021 Form 10-Q 75

Investments

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	September 30, 2021
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$3,042	$7	$—	$—	$—	$—
Municipal	7,186	292	216	6	—	—
Corporate
Public	5,097	136	10,380	418	1,594	87
Privately placed	1,799	36	3,668	96	2,169	52
Total corporate	6,896	172	14,048	514	3,763	139
Foreign government	1,058	5	1	—	—	—
ABS	1,012	5	10	—	7	—
MBS	31	1	—	—	2	—
Total fixed income securities	$19,225	$482	$14,275	$520	$3,772	$139

	B		CCC and lower		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$3,042	$7
Municipal	10	1	5	1	7,417	300
Corporate
Public	268	6	8	(4)	17,347	643
Privately placed	2,088	29	296	(4)	10,020	209
Total corporate	2,356	35	304	(8)	27,367	852
Foreign government	—	—	—	—	1,059	5
ABS	3	—	38	8	1,070	13
MBS	1	—	—	—	34	1
Total fixed income securities	$2,370	$36	$347	$1	$39,989	$1,178
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
Limited partnership interests include $6.18 billion of interests in private equity funds, $962 million of interests in real estate funds and $441 million of interests in other funds as of September 30, 2021.
We have commitments to invest additional amounts in limited partnership interests totaling $2.50 billion as of September 30, 2021.
Other investments include $849 million of direct investments in real estate as of September 30, 2021.
76 www.allstate.com

Investments

Unrealized net capital gains (losses)
	September 30,	December 31,
($ in millions)	2021	2020
U.S. government and agencies	$7	$49
Municipal	300	478
Corporate	852	1,960
Foreign government	5	37
ABS	13	6
MBS	1	1
Fixed income securities	1,178	2,531
Derivatives	(3)	(3)
EMA limited partnerships	—	(1)
Unrealized net capital gains and losses, pre-tax	$1,175	$2,527

Third Quarter 2021 Form 10-Q 77

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	September 30, 2021
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	$6,615	$234	$(26)	$6,823
Utilities	2,089	66	(19)	2,136
Communications	2,148	86	(14)	2,220
Banking	4,038	93	(14)	4,117
Technology	2,858	114	(10)	2,962
Financial services	1,871	59	(7)	1,923
Capital goods	2,588	102	(7)	2,683
Transportation	969	48	(6)	1,011
Energy
Midstream	1,091	48	(2)	1,137
Integrated	172	12	(1)	183
Independent/upstream	244	20	—	264
Other	158	7	(1)	164
Total energy	1,665	87	(4)	1,748
Basic industry	1,281	71	(2)	1,350
Other	393	3	(2)	394
Total corporate fixed income portfolio	26,515	963	(111)	27,367
U.S. government and agencies	3,035	22	(15)	3,042
Municipal	7,117	318	(18)	7,417
Foreign government	1,054	12	(7)	1,059
ABS	1,057	14	(1)	1,070
MBS	33	1	—	34
Total fixed income securities	$38,811	$1,330	$(152)	$39,989

	December 31, 2020
($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	$7,820	$516	$(2)	$8,334
Utilities	2,749	156	(2)	2,903
Communications	2,529	201	(4)	2,726
Banking	4,353	244	—	4,597
Technology	2,443	191	(1)	2,633
Financial services	1,785	116	(2)	1,899
Capital goods	2,906	205	—	3,111
Transportation	1,055	84	(11)	1,128
Energy
Midstream	1,095	72	(1)	1,166
Integrated	270	27	—	297
Independent/upstream	186	21	(1)	206
Other	139	9	(2)	146
Total energy	1,690	129	(4)	1,815
Basic industry	1,512	136	—	1,648
Other	215	8	—	223
Total corporate fixed income portfolio	29,057	1,986	(26)	31,017
U.S. government and agencies	2,058	50	(1)	2,107
Municipal	7,100	480	(2)	7,578
Foreign government	921	37	—	958
ABS	840	9	(3)	846
MBS	58	1	—	59
Total fixed income securities	$40,034	$2,563	$(32)	$42,565
In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
78 www.allstate.com

Investments

Equity securities by sector
	September 30, 2021			December 31, 2020
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Utilities	$52	$15	$67	$37	$3	$40
Transportation	34	15	49	24	7	31
Basic Industry	44	21	65	29	10	39
Energy
Midstream	40	7	47	65	(2)	63
Integrated	19	8	27	10	—	10
Independent/upstream	14	6	20	7	—	7
Other	6	3	9	2	1	3
Total energy	79	24	103	84	(1)	83
Capital Goods	162	32	194	92	(4)	88
Other (1)	1,270	646	1,916	823	211	1,034
Funds
Fixed income	925	37	962	804	55	859
Equities	373	78	451	847	147	994
Total funds	1,298	115	1,413	1,651	202	1,853
Total equity securities	$2,939	$868	$3,807	$2,740	$428	$3,168
(1)Other is comprised of communications, REITs, financial services, banking, technology and consumer goods sectors.

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Fixed income securities	$279	$314	$870	$918
Equity securities	24	18	51	49
Mortgage loans	9	8	31	25
Limited partnership interests	438	123	1,467	(71)
Short-term investments	1	2	3	15
Other	50	29	139	91
Investment income, before expense	801	494	2,561	1,027
Investment expense
Investee level expenses	(12)	(7)	(36)	(24)
Securities lending expense	—	—	—	(4)
Operating costs and expenses	(25)	(23)	(79)	(69)
Total investment expense	(37)	(30)	(115)	(97)
Net investment income	$764	$464	$2,446	$930

Property-Liability	$710	$422	$2,314	$802
Protection Services	10	12	32	33
Allstate Health and Benefits	18	18	56	58
Corporate and Other	26	12	44	37
Net investment income	$764	$464	$2,446	$930

Market-based	$353	$359	$1,064	$1,073
Performance-based	448	135	1,497	(46)
Investment income, before expense	$801	$494	$2,561	$1,027
Net investment income increased $300 million and $1.52 billion in the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020, primarily due to increases in performance-based income results, mainly from limited partnerships.
Third Quarter 2021 Form 10-Q 79

Investments

Performance-based investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Private equity	$400	$134	$1,282	$(71)
Real estate	48	1	215	25
Total performance-based income before investee level expenses	$448	$135	$1,497	$(46)

Investee level expenses (1)	(11)	(6)	(33)	(21)
Total performance-based income	$437	$129	$1,464	$(67)
(1)Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income increased $308 million and $1.53 billion in the third quarter and the first nine months of 2021, respectively, compared to the same periods of 2020, primarily due to increased valuations and a decline in the equity market and lower valuations in 2020. Performance-based investment income in the first nine months of 2021 includes income generated by certain investments which were classified as assets held for sale in 2020.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Components of realized capital gains (losses) and the related tax effect
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Sales	$80	$214	$441	$762
Credit losses	(12)	7	2	(29)
Valuation of equity investments - appreciation (decline):
Equity securities	14	96	333	(92)
Equity fund investments in fixed income securities	(8)	18	(11)	(56)
Limited partnerships (1)	(15)	14	(1)	(50)
Total valuation of equity investments	(9)	128	321	(198)
Valuation and settlements of derivative instruments	46	(30)	54	62
Realized capital gains (losses), pre-tax	105	319	818	597
Income tax expense	(21)	(68)	(179)	(130)
Realized capital gains (losses), after-tax	$84	$251	$639	$467

Property-Liability	$74	$230	$595	$447
Protection Services	4	11	16	7
Allstate Health and Benefits	(1)	3	4	—
Corporate and Other	7	7	24	13
Realized capital gains (losses), after-tax	$84	$251	$639	$467

Market-based	$74	$333	$659	$590
Performance-based	31	(14)	159	7
Realized capital gains (losses), pre-tax	$105	$319	$818	$597
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Realized capital gains in the third quarter of 2021 related primarily to gains on sales of fixed income securities and increased valuation and settlements of derivative instruments. Realized capital gains in the first nine months of 2021 related primarily to gains on sales of fixed income securities and real estate investments, increased valuation of equity investments and increased valuation and settlements of derivative instruments.

Sales in the third quarter and first nine months of 2021 related primarily to sales of fixed income securities in connection with ongoing portfolio management. Sales in the first nine months of 2021 also included sales of real estate investments.
Valuation and settlements of derivative instruments in the third quarter and first nine months of 2021 primarily comprised of gains on foreign currency contracts due to the strengthening of the U.S. dollar and gains on interest rate futures used to increase asset duration.
80 www.allstate.com

Investments

Realized capital gains (losses) for performance-based investments
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Sales	$(5)	$(4)	$79	$4
Credit losses	(3)	1	(3)	(7)
Valuation of equity investments	23	4	60	3
Valuation and settlements of derivative instruments	16	(15)	23	7
Total performance-based	$31	$(14)	$159	$7
Realized capital gains for performance-based investments in the third quarter of 2021 primarily related to increased valuation of equity investments and increased valuation and settlements of derivative instruments. Realized capital gains for performance-based investments in the first nine months of 2021 primarily related to gains on sales of real estate investments and increased valuation of equity investments.
Third Quarter 2021 Form 10-Q 81

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	September 30, 2021	December 31, 2020
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$24,811	$26,913
Accumulated other comprehensive income	1,918	3,304
Total Allstate shareholders’ equity	26,729	30,217
Debt	7,980	7,825
Total capital resources	$34,709	$38,042

Ratio of debt to Allstate shareholders’ equity	29.9%	25.9%
Ratio of debt to capital resources	23.0	20.6
Allstate shareholders’ equity decreased in the first nine months of 2021, primarily due to common share repurchases, decreased unrealized capital gains on investments and dividends paid to shareholders, partially offset by net income. In the nine months ended September 30, 2021, we paid dividends of $650 million and $87 million related to our common and preferred shares, respectively.
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
(1)Reflects National General 6.750% Senior Notes.

Common share repurchases In August 2021, the Board authorized a new $5.00 billion common share repurchase program that is expected to be completed by March 31, 2023. We also completed the $3.00 billion common share repurchase program that commenced in February 2020.
In August 2021, we entered into an accelerated share repurchase program (“ASR agreement”) with JPMorgan Chase Bank, National Association to purchase $750 million of our outstanding common stock. Under the ASR agreement, we paid $750 million upfront and initially acquired 4.7 million shares. The ASR agreement concluded on September 17, 2021, and we repurchased a total of 5.6 million shares at an average price of $133.39.
As of September 30, 2021, there was $4.17 billion remaining in the $5.00 billion program.
During the first nine months of 2021, we repurchased 18.8 million common shares, or 6.2% of total common shares outstanding at December 31, 2020, for $2.39 billion.
Common shareholder dividends On January 4, 2021, April 1, 2021 and July 1, 2021, we paid a common shareholder dividend of $0.54, $0.81 and $0.81, respectively. On July 15, 2021, we declared a common shareholder dividend of $0.81 payable on October 1, 2021.
Redemption of preferred stock On July 15, 2021, we redeemed all outstanding Depositary shares, representing 1/40th of a share of National General’s 7.50% Noncumulative Preferred Stock, Series C, and the underlying shares of 7.50% Noncumulative Preferred Stock, Series C, par value $0.01 per share for a total redemption payment of $200 million.
82 www.allstate.com

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
The Corporation is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain subsidiaries, which include but are not limited to AIC. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. AIC serves as a lender and borrower, certain other subsidiaries serve only as borrowers, and the Corporation serves only as a lender. The maximum amount of potential funding under each of these agreements is $1.00 billion.
In addition to the Liquidity Agreement, the Corporation also has an intercompany loan agreement with certain of its subsidiaries, which includes, but is not limited to AIC. The amount of intercompany loans available to the Corporation’s subsidiaries is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.

Third Quarter 2021 Form 10-Q 83

Capital Resources and Liquidity

Parent company capital capacity Parent holding company deployable assets totaled $3.41 billion as of September 30, 2021, primarily comprised of cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of September 30, 2021, we held $6.70 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would expect to be able to liquidate within one week.
Intercompany dividends were paid in the first nine months of 2021 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation, ALIC and Allstate Financial Insurance Holdings Corporation (“AFIHC”).

Intercompany dividends
($ in millions)
AIC to AIH	$4,643
AIH to the Corporation	4,640
ALIC to AIC	392
AHL to AFIHC	50
AFIHC to the Corporation	50
Based on the greater of 2020 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2021 is estimated at $5.95 billion, less dividends paid during the preceding twelve months measured at that point in time. As of September 30, 2021, we paid dividends of $4.64 billion.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of September 30, 2021, we satisfied all the requirements with no current restrictions on the payment of preferred stock dividends.

The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first nine months of 2021, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2025. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 18.9% as of September 30, 2021. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2021.
•The Corporation has access to a commercial paper facility with a borrowing limit equal to our undrawn credit facility balance of $750 million to cover short-term cash needs.
•As of September 30, 2021, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 612 million shares of treasury stock as of September 30, 2021), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
84 www.allstate.com

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Third Quarter 2021 Form 10-Q 85

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (3)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (4)
July 1, 2021 - July 31, 2021
Open Market Purchases	1,554,010	$130.94	1,553,150
August 1, 2021 - August 31, 2021
Open Market Purchases	1,451,465	$133.44	1,450,124
ASR Agreement (2)	4,737,663	$133.39	4,737,663
September 1, 2021 - September 30, 2021
Open Market Purchases	620,447	$130.30	614,061
ASR Agreement (2)	885,095	$133.39	885,095
Total	9,248,680	$132.78	9,240,093	$4,170	million
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
July: 860
August: 1,341
September: 6,386
(2)In August 2021, Allstate entered into an accelerated share repurchase program (“ASR” agreement”) with JPMorgan Chase Bank, National Association (“JPMorgan Chase”) to purchase $750 million of our outstanding common stock. In exchange for an upfront payment of $750 million, JPMorgan Chase initially delivered 4.7 million shares. The ASR agreement concluded on September 17, 2021, and we repurchased a total of 5.6 million shares at an average price of $133.39.
(3)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(4)In February 2020, we announced the approval of a common share repurchase program for $3 billion which was completed in August 2021. In August 2021, we announced the approval of a common share repurchase program for $5 billion which is expected to be completed by the end of March 2023.
86 www.allstate.com

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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 3, 2021, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Third Quarter 2021 Form 10-Q 87

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 3, 2021	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

88 www.allstate.com