Form 10-K
period 2021-12-31
ALLSTATE CORP
filed 2022-02-18
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $38.21 billion.
As of January 31, 2022, the registrant had 278,346,060 shares of common stock outstanding.
Documents Incorporated By Reference
Portions of the following documents are incorporated herein by reference as follows:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be held on May 24, 2022, (the “Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

2021 Form 10-K Item 1. Business
Part I
Item 1. Business
The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992, to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company and other subsidiaries (collectively, including The Allstate Corporation, “Allstate”).
Allstate protects people from life’s uncertainties with a wide array of protection for autos, homes and personal property. Allstate is primarily engaged in the property and casualty insurance business in the United States and Canada. Additionally, Allstate provides customers other protection solutions such as accident and health insurance, protection plans that cover consumer electronics, mobile phones and appliances and personal identity protection.
The Allstate Corporation is one of the largest publicly held personal lines insurers in the United States. Allstate’s personal property-liability strategy is to increase market share by offering consumers a broad suite of protection solutions and a competitive value proposition across distribution channels. The Allstate brand is widely known through the “You’re In Good Hands With Allstate®” slogan. Allstate is the second largest personal property and casualty insurer in the United States on the basis of 2020 statutory direct premiums written according to A.M. Best, including the acquisition of National General Holdings Corp. (“National General”).
Allstate also has strong market positions in other protection solutions. Allstate Health and Benefits provides accident, health and life insurance through employers, independent agents and direct-to-consumer, and is one of the top voluntary benefits carriers in the market. Allstate Protection Plans provides protection on a wide variety of consumer goods such as cell phones, tablets, computers, furniture and appliances, and has a leading position in distribution through major retailers. Allstate Identity Protection has a leading position in identity protection through worksite distribution. In total, Allstate had 190.9 million policies in force (“PIF”) as of December 31, 2021.

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
Acquisitions and Dispositions On January 4, 2021, Allstate completed the acquisition of National General, expanding its independent agent channel business.
During the fourth quarter of 2021, Allstate completed the sales of Allstate Life Insurance Company (“ALIC”), Allstate Life Insurance Company of New York (“ALNY”) and certain affiliates.
For additional information, see Part II, Item 8 - Note 3 of the consolidated financial statements of this report.

The Allstate Corporation 1

2021 Form 10-K Item 1. Business
Strategy, Transformative Growth, Our Shared Purpose and Segment Information
Our strategy has two components: increase personal property-liability market share (see Allstate Protection segment) and expand protection offerings by leveraging the Allstate brand, customer base and capabilities.
Transformative Growth is about creating a business model, capabilities and culture that continually transform to better serve customers. This is done by providing affordable, simple and connected protection through multiple distribution partners. The ultimate objective is to create continuous transformative growth in all businesses.
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

Increase Personal
Property-Liability Market Share
Allstate
You're in good hands.
NATIONAL GENERAL
an Allstate company
Answer financial
Leveraging Allstate brand,
customer base and capabilities
Allstate PROTECTION PLANS
arity
Expand Protection
Services
Allstate BUSINESS INSURANCE
Allstate IDENTITY PROTECTION
Allstate BENEFITS
Allstate ROADSIDE
Avail
Allstate DEALER SERVICES

2 www.allstate.com

2021 Form 10-K Item 1. Business

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

Reportable segments
Allstate Protection (1)
Includes the Allstate brand, National General and Answer Financial. Offers private passenger auto, homeowners, other personal lines and commercial insurance through agents, contact centers and online. The Encompass brand was combined into National General beginning in the first quarter of 2021 and results prior to 2021 reflect Encompass brand results only.

Protection Services	Includes Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection, which offer a broad range of solutions and services that expand and enhance our customer value propositions.
Allstate Health and Benefits	Offers voluntary benefits and individual life and health products, including life, accident, critical illness, short-term disability and other health insurance products sold through independent agents, benefits brokers and Allstate exclusive agents.
Run-off Property-Liability (1)	Relates to property and casualty insurance policies written during the 1960s through the mid-1980s with exposure to asbestos, environmental and other claims in run-off.
Corporate and Other	Includes holding company activities and certain non-insurance operations.
(1)Allstate Protection and Run-off Property-Liability segments comprise Property-Liability.
The Allstate Corporation 3

2021 Form 10-K Item 1. Business
Allstate Protection Segment
Our Allstate Protection segment accounted for 91.9% of Allstate’s 2021 consolidated insurance premiums and contract charges and 20.0% of Allstate’s December 31, 2021 PIF. Private passenger auto, homeowners, other personal lines and commercial insurance products offered through both exclusive and independent agents and directly through contact centers and online are included in this segment. Our strategy is to offer products in an open access, digital first model that allows customers to interact with us when, where and how they want with affordable, simple and connected protection products.
Strategy Allstate Protection’s strategy is to increase personal lines market share through Transformative Growth focusing on:
•Expanding customer access to Allstate and National General products and services through the methods of interaction customers want
•Improving customer value by making it easier to do business with us and improved price competitiveness driven by reducing our cost structure
•Increasing sophistication and investment in customer acquisition
•Deploying new technology to support customer experience and product management ecosystems
We have three market-facing property-liability businesses, Allstate brand, National General and Answer Financial with products and services that cater to different customer preferences for advice and brand recognition.
We serve our consumers using differentiated products, analytical expertise, telematics and an integrated digital enterprise that leverages data and technology to execute processes with a focus on greater effectiveness and efficiency.

Transformative Growth
Expand Customer Access	Transforming our Allstate agent sales system to enable more growth at a lower cost by incenting agents to focus on sales, while expanding our distribution capacity through new agent models
Driving direct channel growth through improved online experience and data-driven insights to enhance call center sales
Growing National General by leveraging the Allstate brand capabilities and data to enhance product offerings and expand our independent agency footprint
Improve Customer Value	Improving the competitive prices of products and experiences through increased digital self-service capabilities, operating efficiencies, automation and lower distribution costs
Enhancing pricing sophistication to price products based on customer needs and risks and improving the purchase process with automated decision support
Increasing engagement with the Allstate Mobile app and new business penetration of telematics products, including pay-per-mile insurance
Leveraging our circle of protection to provide added consumer-focused protection solutions
Increase Customer Acquisition Sophistication	Improving the effectiveness and broadening the in-market tactics driving customer acquisition through expanding lead management, building data capabilities and advancing household insights
Modernize Technology Ecosystem
Building an ecosystem to enable a better customer experience, increased sales and retention, and allowing greater flexibility at a lower cost through affordable, simple, connected products and retiring legacy systems

4 www.allstate.com

Item 1. Business 2021 Form 10-K

Additional Information and Strategy Updates
Commercial lines strategy We remain focused on achieving sustainable growth and profitability in our shared economy commercial lines business, which is primarily comprised of transportation network companies. Traditional small business commercial insurance is being enhanced through new product development using technology to improve customer experience and reduce costs while leveraging enterprise capabilities. Profit improvement actions continue for our traditional commercial lines insurance products, emphasizing pricing, claims, governance and operational improvements.
Independent agent strategy The acquisition of National General significantly enhanced our strategic position in the independent agency channel. The transaction increased our total personal property-liability market share by over one percentage point and has enhanced our independent agent-facing technology. It also expanded our distribution footprint, and led us to be a top five personal lines carrier in the independent agency distribution channel.
National General provides personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed property, health and other niche insurance products. Auto insurance represents approximately 60% of premium with a significant presence in the non-standard auto market. Allstate’s capabilities are being leveraged to create standard auto and homeowners insurance products to better serve mid-market customers through independent agents.
As part of the acquisition, Allstate Independent Agency and Encompass organizations are being integrated into National General by:
•Migrating Encompass policyholders and business operations to National General and retiring Encompass infrastructure
•Transitioning Allstate Independent Agent new business to National General as standard auto and homeowners insurance products roll out
Answer Financial strategy Answer Financial is an insurance agency that sells other insurance companies’ products directly to customers online. Our strategy as a technology-enabled insurance agency is to provide comparison shopping and related services for businesses, offering customers choice, convenience and ease of use.
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
Property catastrophe exposure is managed with the goal of providing shareholders an acceptable return on the risks assumed in the property business. Catastrophe exposure management includes purchasing reinsurance to provide coverage for known exposure to hurricanes, earthquakes and fires following earthquakes, wildfires and other catastrophes. Our current catastrophe reinsurance program supports our risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes, earthquakes and wildfires, excluding other catastrophe losses, net of reinsurance, exceeding $2.5 billion.
The use of different assumptions and updates to industry models and to our risk transfer program could materially change the projected loss. Growth strategies include areas where we believe diversification can be enhanced and an appropriate return can be earned for the risk. As a result, our modeled exposure may increase, but in aggregate remain lower than $2.5 billion as noted above. In addition, we have exposure to other severe weather events, which impact catastrophe losses.
The Allstate Corporation 5

2021 Form 10-K Item 1. Business
We are promoting measures to prevent and mitigate losses that are increasing due to climate change and increased severe weather including making homes and communities more resilient, enforcement of stronger building codes, adoption of sensible land use policies and expanded disaster response capabilities.
Products and distribution
Allstate Protection differentiates itself by offering a comprehensive range of affordable, simple and connected protection solutions across distribution channels for specific consumer segments.

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
(1)Insurance products are offered by the Allstate and National General brands.

Distribution
Allstate brand
In the U.S., we offer products through 9,300 Allstate exclusive agents operating in 9,400 locations, supported by 21,700 licensed sales professionals, and 800 exclusive financial specialists. We also offer products through 7,800 independent agents, contact centers, online and Market Sales Associates, a new employee model. In Canada, we offer Allstate brand products through 1,000 employee sales agents.

National General	Distributed through over 43,000 independent agent locations, approximately 540 retail stores, contact centers and online.
Answer Financial	Comparison quotes and sales offered to customers online or through contact centers.
Allstate exclusive agents also support the Protection Services and Allstate Health and Benefits segments through offering roadside assistance, consumer protection plans and voluntary benefits products. We have expanded the non-proprietary product suite to include a range of life insurance products offered by third-party providers.
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
Variable compensation in 2021 shifted toward new business, including homeowners, and eliminated variable compensation for renewing customers. We are aligning agent compensation to emphasize growth, improve customer service and lower costs.
When an Allstate product is not available, agents have the ability to earn commissions and additional bonuses on non-proprietary products provided to customers through Ivantage, a leading provider of property and casualty brokerage services, and arrangements with other companies, agencies, and brokers. As of December 31, 2021, Ivantage had $1.98 billion non-proprietary premiums under management, consisting of approximately $1.75 billion of personal insurance premiums primarily related to property business in hurricane exposed areas, and approximately $230 million of commercial insurance premiums.
6 www.allstate.com

Item 1. Business 2021 Form 10-K

Additionally, we offer a homeowners product through our excess and surplus lines carrier, North Light Specialty Insurance Company, in certain areas with higher risk of catastrophes or where customers do not meet the Allstate brand standard underwriting profile.
Allstate agents and exclusive financial specialists receive commissions for non-proprietary life and retirement sales and are eligible for a quarterly bonus based on the volume of non-proprietary sales.
Independent agent remuneration for National General comprises a base commission and a bonus that can be earned by agents who achieve sales goals and a target loss ratio.

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

Bundling Benefits
Auto customers with a qualifying property policy are provided an auto renewal guarantee and a deductible waiver (when the same event, with the same covered cause of loss, damages both auto and property). Offered in 47 states and District of Columbia (“D.C.”) as of December 31, 2021.

	Auto Car Replacement Protection	Replaces a qualifying customer’s vehicle involved in a total loss accident with a newer vehicle with fewer miles. Offered in 47 states and D.C. as of December 31, 2021.
National General	Custom 360SM	Endorsements and coverage amounts can be scaled up or down to create a custom, needs-based insurance solution for customers at all stages in life.
Telematics solutions
Allstate brand	Drivewise®
Telematics-based program, available in 49 states and D.C. as of December 31, 2021, that uses a mobile application or an in-car device to capture driving behaviors and encourage safe driving. It provides customers with information, tools and incentives. For example, in most states, Allstate Rewards® provides reward points for safe driving.

	Milewise®	Usage-based insurance product, available in 22 states as of December 31, 2021, that gives customers flexibility to customize their insurance and pay based on the number of miles they drive.
National General	DynamicDrive	Mobile-based telematics application, available in 25 states as of December 31, 2021, used to capture driving behaviors and reward customer participation.
Shared economy solutions
Allstate brand	Transportation Network Company Commercial Auto	Commercial coverage of transportation networking company independent drivers during various phases of the ride sharing service.
	Allstate Ride for Hire®/ HostAdvantage®	Supplemental personal insurance coverage for those using their vehicle to drive for a transportation network company or their house for peer-to-peer property sharing.
The Allstate Corporation 7

2021 Form 10-K Item 1. Business
Competition
The personal lines insurance markets, including private passenger auto and homeowners insurance, are highly competitive. The following charts provide Allstate Protection’s combined market share, inclusive of National General, compared to our principal U.S. competitors using statutory direct written premium for the year ended December 31, 2020, according to A.M. Best.

Geographic markets
We primarily operate in the U.S (all 50 states and D.C.) and Canada. Our top geographic markets based on 2021 statutory direct premiums are reflected below.

8 www.allstate.com

Item 1. Business 2021 Form 10-K

Protection Services Segment
Our Protection Services segment accounted for 4.7% of Allstate’s 2021 consolidated total revenue and 77.7% of Allstate’s December 31, 2021 PIF. Protection Services includes AllstateSM Protection Plans, Allstate Dealer Services®, Allstate Roadside, Arity® and AllstateSM Identity Protection, which offer a broad range of products and services that expand and enhance customer value propositions. National General’s LeadCloud and Transparent.ly’s results are included within Arity starting in the first quarter of 2021. These businesses provide marketing and integration platforms connecting data buyers and sellers.
Strategy - Protection Services’ strategy is to deliver innovative customer protection solutions and expand distribution through strategic partners in the flow of commerce.

Allstate Protection Plans	Expand distribution and product breadth of consumer protection plans through new and existing retailers and mobile operators across North America, Europe and Asia.
Allstate Dealer Services	Expand distribution of Allstate branded finance and insurance products through auto dealerships.
Allstate Roadside	Modernize the roadside assistance business through technology and enhance capabilities to deliver a superior customer experience.
Arity	Leverage data, analytics and deep understanding of driving, mobility and risk to create a strategic platform. The platform is used by those industries affected most by the changing face of transportation, including insurance companies, mobility companies and the automotive ecosystem. Arity’s insights and services create value across the customer journey, including acquisition, pricing, claims and ongoing customer engagement.
Allstate Identity Protection	Create a leading position in the identity protection market, offering full-service identity protection including identity monitoring, digital exposure reporting, and identity theft remediation and reimbursement. Expand our product breadth beyond identity protection and into consumer digital enablement and privacy protection as well as expanding into other distribution channels.
Products and distribution

Products and services
Allstate Protection Plans	Provides consumer protection plans and related technical support for mobile phones, consumer electronics, furniture and appliances which provide customers protection from mechanical or electrical failure, and in certain cases, accidental damage.
Allstate Dealer Services	Offers finance and insurance products, including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel protection, and paint and fabric protection.
Allstate Roadside	Offers towing, jump-start, lockout, fuel delivery and tire change services to retail customers and customers of our wholesale partners.
Arity	Provides insights and services created from data collected, normalized and analyzed by the Arity platform, including automotive telematics information. Product suite includes on-demand risk scoring, lead generation, digital advertising, data integration, traditional telematics, and data-as-a-service solutions.
Allstate Identity Protection	Provides identity protection services including monitoring, alerts, remediation and a proprietary indicator of identity health.

Distribution channels
Allstate Protection Plans	Retailers and mobile operators, in-store or online, in North America, Europe and Asia Pacific.
Allstate Dealer Services	Independent agents selling through auto dealerships in the U.S. in conjunction with the purchase of a new or used vehicle.
Allstate Roadside	Allstate exclusive agents, wholesale partners, affinity groups and on-demand mobile application service.
Arity	Sells directly to affiliate and non-affiliate customers and through strategic partners.
Allstate Identity Protection	Primarily through workplace benefit programs and direct to consumer using the mobile application and online.
Geographic markets
Protection Services primarily operate in the U.S. and Canada, with Allstate Protection Plans also offering services in Europe, Australia and Asia.
Competition
We compete on a variety of factors, including product offerings, brand recognition, financial strength, price and customer experience. The market for these services is highly fragmented and competitive.
The Allstate Corporation 9

2021 Form 10-K Item 1. Business
Allstate Health and Benefits Segment
Strategy
Our Allstate Health and Benefits segment (previously Allstate Benefits) accounted for 4.5% of Allstate’s 2021 consolidated total revenue and 2.3% of Allstate’s December 31, 2021 PIF. The Allstate Health and Benefits segment provides consumers with financial protection against the risk of accidents, illness and mortality. We are among the industry leaders in the growing and highly competitive voluntary benefits market, offering a broad range of products through workplace enrollment. Our life insurance portfolio includes individual and group permanent life solutions. Target customers are middle market consumers with family and financial protection needs. Allstate Health and Benefits is well represented in all market segments and is a leader in the large and mega (over 10,000 employees) market segments.
Starting in the first quarter of 2021, National General’s accident and health products, which include accident and medical health insurance products, are included in the Allstate Health and Benefits segment.
Allstate Health and Benefits is differentiated through its broad product portfolio, flexible enrollment solutions, strong national accounts team and well-recognized brand.
Our strategy for growth is to deliver substantially more value through innovative products and technology, tailored solutions and exceptional service through investments in future-state technologies and data and analytics capabilities.
Products and distribution

Health and benefits products
Employer Voluntary Benefits
Group Health
Individual Health

Distribution channels
Over 4,000 workplace enrolling independent agents and benefits brokers
Allstate exclusive agents, focusing on small employers
Over 56,000 independent agents. in-house agencies, affinity relationships, wholesaling, worksite marketing and direct-to-consumer marketing through call centers and the internet.
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
Geographic markets
We primarily operate in the U.S. (all 50 states and D.C.) and Canada. The top geographic markets based on 2021 statutory direct premiums are reflected below.

10 www.allstate.com

Item 1. Business 2021 Form 10-K

Other Business Segments
Run-off Property-Liability Segment
The Run-off Property-Liability segment includes results from property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s.
Strategy Management of this segment has been assigned to a designated group of professionals with expertise in claims handling, policy coverage interpretation, exposure identification, litigation and reinsurance collection. As part of its responsibilities, this group may pursue settlement agreements including policy buybacks on direct excess commercial business when appropriate to improve the certainty of the liabilities. At the end of 2021, 70% of the direct excess gross case reserves were attributable to settlement agreements. This group also manages other direct commercial and assumed reinsurance business in runoff and engages in reinsurance ceded and assumed commutations as required or when considered economically advantageous.
Changes in the reserves established for asbestos, environmental and other run-off lines losses have occurred and may continue. Reserve changes can be caused by new information relating to new and additional claims, new exposures or the impact of resolving unsettled claims based on unanticipated events such as arbitrations, litigation, legislative, judicial or regulatory actions. Environmental losses may also increase as the result of additional funding for environmental site clean-up.
Challenges related to the concentration of insurance and reinsurance claims from companies who specialize in this business continue to be addressed.
Corporate and Other Segment
Our Corporate and Other segment is comprised of holding company activities and certain non-insurance operations, including expenses associated with strategic initiatives.

The Allstate Corporation 11

2021 Form 10-K Item 1. Business
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
For a discussion of regulatory contingencies, see Note 15 of the consolidated financial statements. Note 15 and Note 17 are incorporated in this Part I, Item 1 by reference.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“Treasury”). The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system.
Additional regulations or new requirements may emerge from the activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the National Association of Insurance Commissioners (“NAIC”), and the International Association of Insurance Supervisors, that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC has adopted amendments to its model holding company law that have been adopted by some jurisdictions. The outcome of these actions is uncertain; however, these actions may result in an increase in the level of capital and liquidity required by insurance holding companies.
We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on Allstate. We are working for changes in the regulatory environment to make insurance more available and affordable for customers, encourage market innovation, improve driving safety, strengthen cybersecurity and promote better catastrophe preparedness and loss mitigation.
Limitations on Dividends by Insurance Subsidiaries  As a holding company with no significant business operations of its own, The Allstate Corporation relies on dividends from Allstate Insurance Company as one of the principal sources of cash to pay dividends and to meet its obligations, including the payment of principal and interest on debt or to fund non-insurance-related businesses. Allstate Insurance Company is regulated as an insurance company in Illinois, and its ability to pay dividends is restricted by Illinois law. The laws of the other jurisdictions that generally govern our other insurance subsidiaries contain similar limitations on the payment of dividends. However, such laws in some jurisdictions may be more restrictive.
For additional information regarding limitations, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.
In addition, the NAIC formed a working group that has developed and adopted a group capital calculation covering all entities of the insurance company group for use in solvency monitoring activities. The calculation is intended to provide analytical information to regulators and we do not expect potential revisions to impact our current dividend plans. Any increase in the amount of capital or reserves our insurance subsidiaries are required to hold could reduce the amount of future dividends such subsidiaries are able to distribute to the holding company. Any reduction in the risk-based capital (“RBC”) ratios of our insurance subsidiaries could also adversely affect their financial strength ratings as determined by statistical rating agencies.
Insurance Holding Company Regulation – Change of Control  The Allstate Corporation is a holding company and its insurance subsidiaries are subject to regulation in the jurisdictions in which they write business. In the U.S., these subsidiaries are organized under the insurance codes of Alabama, California, Florida, Illinois, Indiana, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, South Carolina and Texas. Additionally, some of these subsidiaries are considered commercially domiciled in California and Florida.
Generally, the insurance codes in these states provide that the acquisition or change of “control” of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of “control” arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to ten percent or more of the voting securities of an insurer or of a person who controls an insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease-and-desist order with respect to the non-
12 www.allstate.com

Item 1. Business 2021 Form 10-K

domestic insurer if certain conditions exist, such as undue market concentration.
Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation’s common stock would generally require prior approval by the state insurance departments in Alabama (where the threshold is five percent or more of The Allstate Corporation’s common stock), California, Florida, Illinois, Indiana, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, South Carolina and Texas. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of The Allstate Corporation’s common stock.
Rate Regulation Nearly all states have insurance laws requiring personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the state’s regulatory authority. In many cases, such rating plans, policy forms, or both must be approved prior to use.
The speed with which an insurer can change rates in response to competition or increasing costs depends on the state rating laws, which include the following categories:
•Prior approval — Regulators must approve a rate before the insurer may use it (20 states)
•File-and-use — Insurers do not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used (19 states)
•Use-and-file — Requires an insurer to file rates within a certain period of time after the insurer begins using them (10 states)
•No approval — One state, with an immaterial amount of written premiums, does not require a filing to be submitted
Under these rating laws, the regulator has the authority to disapprove a rate filing. The percentage of 2021 statutory direct written premiums based on state rating laws are reflected below.
An insurer’s ability to adjust its rates in response to competition or to changing costs is dependent on an insurer’s ability to demonstrate to the regulator that its rates or proposed rating plan meets the requirements of the rating laws. In those states that significantly restrict an insurer’s discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a rate that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer’s ability to charge a rate that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its targeted level of profitability.
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
Involuntary Markets  As a condition of maintaining our licenses to write personal property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Underwriting results related to these arrangements, which tend to be adverse, have been immaterial to our results of operations.
For a discussion of these items see Note 15 of the consolidated financial statements. Note 15 is incorporated in this Part I, Item 1 by reference.
Indemnification Programs  We are a participant in state-based industry pools, facilities or associations, mandating participation by insurers offering certain coverage in their state, including the Michigan Catastrophic Claims Association (“MCCA”), the New Jersey Property-Liability Insurance Guaranty Association, the North Carolina Reinsurance Facility and the Florida Hurricane Catastrophe Fund. We also participate in the Federal Government National Flood Insurance Program.
Recent regulatory changes have occurred related to the MCCA.
•On August 6, 2020, member companies of the MCCA were notified of the ratification of amendments to the MCCA’s Plan of Operation. The amendments were designed to align the Plan of Operation with Public Acts 21 and 22, which passed in 2019.
•On July 2, 2020, portions of Public Acts 21 and 22 went into effect. The changes under those laws include:
–Allowing insureds to choose levels of personal injury protection coverage, including the option
The Allstate Corporation 13

2021 Form 10-K Item 1. Business
to opt-out of personal injury protection coverage in certain circumstances.
–Implementing mandated rate reductions that correspond to the level of personal injury protection coverage chosen by insureds.
–Implementing or creating new processes for reviewing claims, assessing allowable expenses and setting limits on certain allowable expenses.
•On July 2, 2021, legislation passed in 2019 became effective, setting fee schedules for personal injury protection claims. Such fee schedules were set at 200% of Medicare rates in 2021, declining to 195% in 2022 and 190% in 2023, for any providers other than certain unique categories of providers and applying to treatment on existing and new claims.
•Other legislative proposals to change the MCCA operation in the future and to adjust Public Acts 21 and 22 are put forth periodically.
For a discussion of these items see Note 11 of the consolidated financial statements. Note 11 is incorporated in this Part I, Item 1 by reference.
Guaranty Funds  Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies. We do not anticipate any material adverse financial impact on Allstate from these assessments.
Investment Regulation  Our insurance subsidiaries are subject to state regulation that specifies the types of investments that can be made and concentration limits of invested assets. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments.
Exiting Geographic Markets; Canceling and Non-Renewing Policies  Most states regulate an insurer’s ability to exit a market. For example, states may limit, to varying degrees, an insurer’s ability to cancel and non-renew policies. Some states restrict or prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. Regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets.
Broker-Dealers and Investment Advisers  The Allstate entities that operate as broker-dealers and registered investment advisers are subject to regulation and supervision by the Securities and Exchange Commission (“SEC”), Financial Institution Regulatory Authority (“FINRA”) and/or, in some cases, state securities administrators. Certain state and federal regulators are considering or have implemented best interest or fiduciary standards. Such standards could impact products provided by Allstate agents and Allstate’s broker-dealers, their sales processes, sales volume, and producer compensation arrangements.
Dodd-Frank: Covered Agreement The Secretary of the Treasury (operating through FIO) and the Office of the U.S. Trade Representative (“USTR”) are jointly authorized, pursuant to the Dodd-Frank, to negotiate Covered Agreements. A Covered Agreement is a bilateral or multilateral agreement that “relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection for insurance or reinsurance consumers that is substantially equivalent to the level of protection achieved under State insurance or reinsurance regulation.”
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
Division Statute On November 27, 2018, the Illinois General Assembly passed legislation authorizing a statute that makes available a process by which a domestic insurance company may divide into two or more domestic insurance companies. The statute, which became effective January 1, 2019, can be used to divide continuing blocks of insurance business from insurance business no longer marketed, or otherwise has been discontinued, into separate companies with separate capital. The statute can also be used for sale
14 www.allstate.com

Item 1. Business 2021 Form 10-K

to a third party or to manage risks associated with indemnification programs. Before a plan of division can be effected it must be approved according to the organizational documents of the dividing insurer and submitted for approval by the Illinois Department of Insurance.
Privacy Regulation and Data Security  Federal law and the laws of many states require financial institutions to protect the security and confidentiality of consumer information and to notify consumers about their policies and practices relating to collection, use, and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Federal law and the laws of many states also regulate disclosures and disposal of consumer information. Congress, state legislatures, and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of consumer information.
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
Asbestos  Congress has repeatedly considered legislation to address asbestos claims and litigation in the past. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.
Environmental  Environmental pollution and clean-up of polluted waste sites is the subject of federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (the “Superfund”) and comparable state statutes (the “mini-Superfunds”) govern the clean-up and restoration of waste sites by Potentially Responsible Parties (“PRPs”). The Superfund and the mini-Superfunds (collectively, the “Environmental Clean-up Laws” or “ECLs”) establish a mechanism to assign liability to PRPs or to fund the clean-up of waste sites if PRPs fail to do so. The extent of liability to be allocated to a PRP depends on a variety of factors. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured PRPs and the insured parties’ alleged liability to third parties responsible for the clean-up. The insurance industry, including Allstate, has disputed and is disputing many such claims. Key coverage issues include whether the
Superfund response, investigation, and clean-up costs are considered damages under the policies; whether coverage has been triggered; whether any pollution exclusion applies; whether there has been proper notice of claims; whether administrative liability triggers the duty to defend; whether there is an appropriate allocation of liability among potentially responsible insurers; and whether the liability in question falls within the definition of an “occurrence.” Identical coverage issues exist for clean-up and waste sites not covered under the Superfund. To date, courts have been inconsistent in their rulings on these issues.
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
Developments in the insurance and reinsurance industries have fostered a movement to segregate asbestos, environmental and other run-off lines exposures into separate legal entities with dedicated capital. Regulatory bodies in certain cases have supported these actions. We are unable to determine the impact, if any, that these developments will have on the collectability of reinsurance recoverables in the future.
The Allstate Corporation 15

2021 Form 10-K Item 1. Business
Human Capital
Allstate’s success is highly dependent on human capital. The wellbeing of our employees is a key priority, and Allstate strives to promote a dynamic and welcoming workplace that promotes inclusive diversity and equity, fosters collaboration, and encourages employees to bring their best ideas to work every day. As of December 31, 2021, Allstate had approximately 54,300 full-time employees and 400 part-time employees.
Allstate’s human capital management focuses on the following priorities:
Inclusive Diversity and Equity (“IDE”) We strive for a workforce where the breadth of our diversity makes us a better company. IDE is one of Allstate’s core values and serves as a foundation of Our Shared Purpose.

U.S. workforce diversity as of December 31, 2021
Women	57%
Racially and ethnically diverse	42%
•We track our workforce composition data over time to determine if we are making appropriate progress in advancing gender and racial representation in our employee population and we disclose our progress. In our Sustainability Report, we provide, among other things, five years of workforce composition data that shows a breakdown of salaried, hourly and management employees by gender and race. Beginning in 2021 we also disclosed our EEO-1 data.
•As part of our commitment to fair and equitable compensation practices, we complete an annual pay equity analysis. We partner with external law and data analytics firms to provide a more detailed analysis to identify potential pay gaps across substantially similar employee groups as well as identify policies, practices or systematic issues that may contribute to pay gaps now or over time. The external analyses found that Allstate’s results compared well to benchmarks for companies of similar size and scope.
•Allstate’s Employee Resource Group (“ERG”) Program and the Enterprise Diversity Leadership Council (“EDLC”) help advance IDE.
–ERGs: Allstate has 11 ERGs that offer specific opportunities for employees to partner and collaborate with each other through professional development workshops, recruiting events, volunteer projects and mentoring. Officers from across the enterprise leverage their time, networks and resources to support the ERGs and positively impact employee engagement and feelings of belonging at Allstate.
–EDLC: The EDLC is made up of senior leaders throughout the organization and focuses on driving targeted results for IDE by identifying and prioritizing action, taking accountability for achieving targeted results and ensuring clarity and understanding of the business relevance of IDE. The EDLC provides updates to our chief executive officer.
•In 2021, employees completed more than 106,000 IDE courses, more than triple the number completed in 2020.
•Allstate continues to look for ways to build awareness and drive action to be a differentiated leader in IDE. In 2021, we:
–Continued to drive skills-based hiring without degree requirements on job postings. 54% of all new hires in 2021 did not have a 4-year bachelor’s degree.
–Began conducting a top-to-bottom review of IDE practices within Allstate, which will continue in 2022.
–Rolled out the IDE Strategy with Culture, People, Business Practices, and Community as the four pillars.
–Launched IDE Dashboard with representation data and goals to guide business practices and increase transparency.
Employee Wellbeing and Safety We take seriously our responsibility to care for employees’ well-being, devoting resources to employee health and safety.
•Allstate responded quickly and decisively to the pandemic. To prioritize safety, we transitioned 95% of our workforce to work from home and established comprehensive safety protocols for those who continued to work in-person.
•Allstate established and continues to utilize strong guiding principles to drive our response to the pandemic. These principles include complying with regulations, relying on expert medical advice, adapting our approach to individual circumstances, and keeping our employees, agents, and customers safe.
•As part of the Good Office program, we ship essential office items to our employees to help them work more productively at home and are establishing a new hire bundle to ensure all new employees start with the remote technology they need.
•We conduct wellbeing assessments to solicit employee feedback about physical, emotional, mental and financial wellbeing. Completing the assessment lowers the cost of benefits to employees.
•We offer resilience and stress management programs, including Energy for Life, designed to help employees articulate and pursue their individual purpose and embrace new challenges with ease. Over 39,000 employees have taken this wellness workshop since 2010.
16 www.allstate.com

Item 1. Business 2021 Form 10-K

•The ERGs provided multiple forums in 2021 to share wellness resources and support for their members.
•Wellbeing Champions promote Allstate’s health and wellness resources across the enterprise, including yoga and meditation classes.
Talent Recruitment and Management We seek to provide employees with rewarding work, professional growth and educational opportunities.
•Our flexible work and equal opportunity policies support talent attraction and retention. In early 2021 we conducted research with employees to learn more about their work location preferences. Ultimately 75% of our workforce will remain home-based workers permanently, 24% hybrid, and due to roles, 1% will be fully office-based. This remote-first strategy has enabled us to recruit a more geographically dispersed and diverse talent pool, as well as to reevaluate our facilities footprint.
•Performance review and development takes place throughout the year. Allstate invests in training and re-skilling opportunities, with most of our learning experiences offered virtually to support our remote and global workforce.
•In 2021:
–Employees completed over 154,000 hours in formal learning opportunities.
–Over 7,000 employees participated in Allstate’s Global Learning month, which included speaking events with industry leaders.
–Over 4,000 employees attended Quarterly Skill Builders featuring external experts facilitating topics including building a culture of feedback, collaboration, challenging ideas and providing clarity.
–734 employees participated in Allstate’s tuition reimbursement program, with $2.9 million paid in tuition reimbursement.
–31% of open positions were filled with internal applicants.

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
•In 2020, we updated Our Shared Purpose to reflect the evolution of our culture to drive our business strategy. In 2021 we focused on further embedding Our Shared Purpose into the employee experience, including in our recruiting and hiring practices, performance management, learning and development offerings, leadership development and employee feedback and measurement.
For additional information, please see the section titled “Human Capital Management” in our 2021 Proxy Statement.
In addition to the above discussion of our employees, please see information about Allstate agents under the caption “Allstate Protection Segment - Products and Distribution” in Part I, Item 1 of this report.

The Allstate Corporation 17

2021 Form 10-K Item 1. Business
Website
Our website is allstate.com. The Allstate Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available on the Investor Relations section of our website (www.allstateinvestors.com), free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC. In addition, our Corporate Governance Guidelines, our Global Code of Business Conduct, and the charters of our Audit Committee, Compensation and Human Capital Committee, Nominating, Governance and Social Responsibility Committee, Executive Committee and Risk and Return Committee are available on the Investor Relations section of our website. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.

Other Information About Allstate
•Allstate’s five reportable segments use shared services, including human resources, investment, finance, information technology and legal services, provided by Allstate Insurance Company and other affiliates.
•Although the insurance business generally is not seasonal, claims and claims expense for the Allstate Protection segment tend to be higher for periods of severe or inclement weather.
•“Allstate®” is a very well-recognized brand name in the United States. We use the “Allstate®”, “National General®” and “Answer Financial®” brands extensively in our business. We also provide additional protection products and services through “AllstateSM Protection Plans”, “Allstate Dealer Services®”, “Allstate Roadside”, “Arity®”, “AllstateSM Identity Protection” and “Allstate Health and Benefits®”. These brands, products and services are supported with the related service marks, logos, and slogans. Our rights in the United States to these names, service marks, logos and slogans continue as long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them.
18 www.allstate.com

Item 1. Business 2021 Form 10-K

Information about our Executive Officers
The following table sets forth the names of our executive officers, their ages as of February 1, 2022, their positions, business experience, and the years of their first election as officers. “AIC” refers to Allstate Insurance Company. Each of the officers named below may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

Name	Age	Position with Allstate and Business Experience	Year First Elected Officer
Thomas J. Wilson	64	Chair of the Board (May 2008 to present), President (June 2005 to January 2015 and February 2018 to present), and Chief Executive Officer (January 2007 to present) of The Allstate Corporation and AIC.	1995
Elizabeth A. Brady	57	Executive Vice President, Chief Marketing, Customer and Communications Officer of AIC (January 2020 to present); Executive Vice President and Chief Marketing, Innovation and Corporate Relations Officer of AIC (August 2018 to January 2020); Senior Vice President, Global Brand Management of Kohler Co. (November 2013 to July 2018).	2018
Don Civgin	60	Vice Chair of The Allstate Corporation and AIC (March 2020 to present) and Chief Executive Officer, Protection Products and Services of AIC (January 2020 to present); President, Service Businesses of AIC (January 2018 to January 2020); President, Emerging Businesses of AIC (February 2015 to January 2018).	2008
John E. Dugenske	55	President, Investments and Financial Products of AIC (January 2020 to present); Executive Vice President and Chief Investment and Corporate Strategy Officer of AIC (January 2018 to January 2020); Executive Vice President and Chief Investment Officer of AIC (March 2017 to January 2018); Group Managing Director and Global Head of Fixed Income at UBS Global Asset Management (December 2008 to February 2017).	2017
Rhonda S. Ferguson	52	Executive Vice President, Chief Legal Officer, General Counsel, and Secretary of The Allstate Corporation and AIC (November 2020 to present); Executive Vice President and General Counsel of The Allstate Corporation and AIC (September 2020 to November 2020); Executive Vice President, Chief Legal Officer and Corporate Secretary of Union Pacific Railroad (December 2017 to September 2020); Executive Vice President and Chief Legal Officer of Union Pacific Railroad (July 2016 to December 2017).	2020
Suren Gupta	60	Executive Vice President, Chief Information Technology and Enterprise Services Officer of AIC (January 2020 to present); Executive Vice President, Enterprise Technology and Strategic Ventures of AIC (February 2015 to January 2020).	2011
Jesse E. Merten	47	President, Financial Products of AIC (May 2020 to present); Executive Vice President and Chief Risk Officer of AIC (December 2017 to May 2020); Treasurer of The Allstate Corporation (January 2015 to April 2019) and of AIC (February 2015 to May 2019).	2012
John C. Pintozzi	56	Senior Vice President, Controller and Chief Accounting Officer of The Allstate Corporation and AIC (September 2019 to present); Senior Vice President and Chief Financial Officer, Allstate Investments (May 2012 to August 2019).	2005
Mark Q. Prindiville	54	Executive Vice President and Chief Risk Officer of AIC (May 2020 to present); Senior Vice President of AIC (September 2016 to May 2020).	2016
Mario Rizzo	55	Executive Vice President and Chief Financial Officer of The Allstate Corporation and AIC (January 2018 to present); Senior Vice President and Chief Financial Officer, Allstate Personal Lines of AIC (February 2015 to January 2018).	2010
Glenn T. Shapiro	56	President, Personal Property-Liability of AIC (January 2020 to present); President, Allstate Personal Lines of AIC (January 2018 to January 2020); Executive Vice President, Claims of AIC (April 2016 to January 2018).	2016
The Allstate Corporation 19

2021 Form 10-K Item 1. Business
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
20 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2021 Form 10-K
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

Insurance and financial services	Business, strategy and operations	Macro, regulatory and risk environment
Risks related to the insurance and financial services industries	Risks related to Allstate’s business and operating model	Risks that impact most companies
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
• Cybersecurity and privacy events
• Changing climate conditions
• Regulatory and political changes
• Loss of key business relationships
• Ability to attract, develop and retain talent

The Allstate Corporation Board of Directors (“Allstate Board”) has overall responsibility for oversight of Management’s design and implementation of our Enterprise Risk and Return Management (“ERRM”) framework that manages risk on an integrated basis following our risk and return principles. The Risk and Return Committee of the Allstate Board oversees effectiveness of the ERRM program, governance structure and risk-related decision-making, while focusing on the Company’s overall risk profile.
See Management’s Discussion and Analysis (“MD&A”), Enterprise Risk and Return Management for further details.
Consider these cautionary statements carefully together with other factors discussed elsewhere in this document, in filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.

Insurance and financial services
Unexpected increases in the frequency or severity of property and casualty claims may adversely affect our results of operations and financial condition
A significant increase in claim frequency could adversely affect our results of operations and financial condition. Changes in mix of business, miles driven, weather, distracted driving or other factors can lead to changes in claim frequency. We may experience volatility in claim frequency, and short-term trends may not be predictive of future losses over the longer term.
Increases in claim severity can arise from numerous causes that are inherently difficult to predict. The following factors have and may continue to impact claim severity for auto bodily injury, property damage and homeowners coverages:
•Bodily injury — inflation in medical costs, duration of treatment, litigation trends and precedents and regulation
•Vehicle property damage — inflation in repair costs, including parts and labor rates, mix of total losses declared, costs associated with repairing sophisticated newer vehicles, model year and used-car values
•Homeowners — inflation in the construction industry, building materials and home furnishings, changes in the mix of loss type, and other economic and environmental factors, including short-term supply imbalances for services and supplies in areas affected by catastrophes
Catastrophes and severe weather events may subject us to significant losses
Catastrophic events could adversely affect operating results and cause them to vary significantly from one period to the next. Also, our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses, sales of investments or a downgrade of our debt or financial strength ratings.
Catastrophic losses are caused by wind and hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, severe freeze events, volcanic eruptions, terrorism, cyber-attacks, civil unrest, industrial accidents and other such events.
Our personal property insurance business may incur catastrophe losses greater than:
•Those experienced in prior years
•The average expected level used in pricing
The Allstate Corporation 21

2021 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

•Current reinsurance coverage limits
•Loss estimates from hurricane and earthquake models at various levels of probability
Property and casualty businesses are subject to claims arising from severe weather events such as winter storms, rain, hail and high winds. The incidence and severity of weather conditions resulting in claims are extremely volatile.
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
Price competition and changes in regulation and underwriting standards in property and casualty businesses may adversely affect our results of operations and financial condition
The personal property-liability market is highly competitive with carriers competing through underwriting, advertising, price, customer service, innovation and distribution. Changes in regulatory standards regarding underwriting and rates could also affect the ability to predict future losses and could impact profitability. Companies can alter underwriting standards, lower prices and increase advertising, which could result in lower growth or profitability for Allstate. A decline in the growth or profitability of the property and casualty businesses could have a material effect on our results of operations and financial condition.
Property and casualty actual claims costs may exceed current reserves established for claims due to changes in the inflationary, regulatory and litigation environment
Estimating claim reserves is an inherently uncertain and complex process. We continually refine our best estimates of losses after considering known facts and interpretations of the circumstances.
Our reserving methodology may be impacted by the following:
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
•Declines in market interest rates, credit spreads or sustained low interest rates could lead to further declines in portfolio yields and investment income
•Increases in market interest rates, credit spreads or a decrease in liquidity could have an adverse effect on the value of our fixed income securities that form a substantial majority of our investment portfolios
•Supply chain disruptions, labor shortages and other factors have and may continue to increase inflation, which could have an adverse impact on investment valuations and returns.
•Weak performance of general and joint venture partners and underlying investments unrelated to general market or economic conditions could lead to declines in investment income and cause realized losses in our limited partnership interests
•Concentration in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type
22 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2021 Form 10-K
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
For further discussion of these items, see Regulation section, Indemnification Programs and Note 11 of the consolidated financial statements.
We may not be able to mitigate the impact associated with changes in capital requirements
Regulatory requirements affect the amount of capital to be maintained by our subsidiary insurance companies. Changes to requirements or regulatory interpretations may result in additional capital held in our insurance companies and could require us to increase prices, reduce our sales of certain products, or accept a return on equity below original levels assumed in pricing.
A downgrade in financial strength ratings may have an adverse effect on our business
Financial strength ratings are important factors in establishing the competitive position of insurance companies and their access to capital markets. Rating agencies could downgrade or change the outlook on our ratings due to:
•Changes in the financial profile of one of our insurance companies
•Changes in a rating agency’s determination of the amount of capital required to maintain a particular rating
•Increases in the perceived risk of our investment portfolio, a reduced confidence in management or our business strategy, or other considerations that may or may not be under our control
A downgrade in our ratings could have an adverse effect on our sales, competitiveness, customer retention, the marketability of our product offerings, liquidity, access to and cost of borrowing, results of operations and financial condition.

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
The Allstate Corporation 23

2021 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

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
Technological advancements and innovation are occurring in distribution, underwriting, claims and operations at a rapid pace that may continue to accelerate. Nontraditional competitors could enter the insurance market and further accelerate these trends. Innovations must be implemented in compliance with applicable insurance regulations and may require extensive modifications to our systems and processes and extensive coordination with and reliance on the systems and operations of third parties. If we are unable to adapt to or bring such advancements and innovations to market, the quality of our products, our relationships with customers and agents, competitive position and business prospects may be materially affected. Changes in technology related to collection and application of data regarding customers could expose us to regulatory or legal actions and may have a material adverse effect on our business, reputation, results of operations and financial condition.
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
Transformative Growth strategy implementation may not be effective
The Transformative Growth strategy is to accelerate growth by expanding customer access, improving customer value, increasing the level and sophistication of new customer acquisition and deploying new technology applications. The strategy encompasses all aspects of Allstate’s customer experience and business model, spanning product distribution and sales, operations and servicing, and claims processing. If the strategy is not implemented effectively, customer retention and policy growth objectives could be adversely impacted. Lost business opportunities may result due to slower than anticipated speed to market. External forces including competitor actions or regulatory changes may also have an adverse effect on the value generated from the transformation.
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

24 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2021 Form 10-K
Changes in regulatory or rating agency capital requirements could decrease deployable capital and potentially reduce future dividends paid by our insurance companies.
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
See Note 13 of the consolidated financial statements.
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
The Allstate Corporation 25

2021 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

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
•Interest rate levels
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
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures moderated in 2021 in certain locations as vaccines became more widely available in the United States and Canada. There is no way of predicting with certainty how long the pandemic might last. New variants of the Coronavirus may impact the potential for restrictions being restored or new restrictions being implemented that could result in further economic volatility. We continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to our operations, but the effects could be material.
The Coronavirus has affected our operations and may continue to significantly affect our results of operations, financial condition and liquidity, including:
•Sales of new and retention of existing policies
•Premium for transportation network products
•Supply chain disruptions and labor shortages increase the cost of settling claims
•Hospital and outpatient claim costs
•Investment valuations and returns
•Bad debt and credit allowance exposure
•Consumer utilization of Milewise®, our pay-per-mile insurance product
•Retail sales in Allstate Protection Plans
See MD&A, Highlights for a summary of the impacts of the Coronavirus on our operations, each of our segments and investments that may continue, emerge, evolve or accelerate into 2022.
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
26 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2021 Form 10-K
•Availability — ensuring our data and systems are accessible to meet our business needs
We collect, use, store or transmit a large amount of confidential, proprietary and other information (including personal information of customers, claimants or employees) in connection with the operation of our business. Systems are subject to increased cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering.
We constantly defend against threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. We have experienced breaches of our data and systems, although to date none of these breaches has had a material effect on our business, operations or reputation. Events like these jeopardize the information processed and stored in, and transmitted through, our computer systems and networks and otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties or customer dissatisfaction.
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
Losses from changing climate and weather conditions may adversely affect our financial condition, profitability or cash flows
Climate change affects the occurrence of certain natural events, such as increasing the frequency or severity of wind, tornado, hailstorm and thunderstorm events due to increased convection in the atmosphere. There could also be more frequent wildfires in certain geographies, more flooding and the potential for increased severity of hurricanes due to higher sea surface temperatures. As a result, incurred losses from such events and the demand, price and availability of reinsurance coverages for automobile and homeowners insurance may be affected.
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
The Allstate Corporation 27

2021 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

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
In addition, increasing governmental and societal attention to environmental, social, and governance matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report.
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
See Note 15 of the consolidated financial statements.
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
28 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2021 Form 10-K
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
•Claim adjustment services
•Call center services for customer support
•Human resource benefits management
•Information technology support
•Investment management services
If any vendor becomes unable to continue to provide products or services, or fails to protect our confidential, proprietary, and other information, we may suffer operational impairments and financial losses.
Our ability to attract, develop, and retain talent to maintain appropriate staffing levels and establish a successful work culture is critical to our success
Competition from within the insurance industry and from other industries, including the technology sector, for qualified employees with highly specialized knowledge in areas such as underwriting, data and analytics, technology and e-commerce, has often been intense and we have experienced increased competition in hiring and retaining employees. The increased prevalence of remote-working arrangements that do not require employees to relocate to take a new job could contribute to higher turnover.
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
None.
Item 2.  Properties
Our home office complex is owned and located in Northbrook, Illinois. As of December 31, 2021, the home office campus consists of several buildings totaling 1.9 million square feet of office space on a 186-acre site.
On November 26, 2021, Allstate entered into a definitive Purchase and Sale Agreement with DPIF3 Acquisition Co LLC, an affiliate of Dermody Properties, to sell Allstate’s home office complex for $232 million. The sale is expected to be completed in 2022, subject to (i) the completion of due diligence, (ii) a purchaser contingency relating to governmental approvals with respect to the entitlements for the property and certain economic or tax incentives, and (iii) satisfaction of customary closing conditions.
We also operate from approximately 955 administrative, data processing, claims handling and other support facilities in North America. In addition to our home office facilities, 842 thousand square feet are owned and 6.5 million square feet are leased.
Outside North America, we own one and lease three properties in Northern Ireland comprising approximately 223 thousand square feet. We also have two leased facilities in India for approximately 441 thousand square feet and two leased facilities in London for seven thousand square feet.
The locations where Allstate exclusive agencies operate in the U.S. are normally leased by the agencies.
Item 3.  Legal Proceedings
Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 15 of the consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.
The Allstate Corporation 29

2021 Form 10-K
Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of January 31, 2022, there were 61,841 holders of record of The Allstate Corporation’s common stock. The principal market for the common stock is the New York Stock Exchange, where our common stock trades under the trading symbol “ALL”. Our common stock is also listed on the Chicago Stock Exchange.
Common stock performance graph
The following performance graph compares the cumulative total shareholder return on Allstate common stock for a five-year period (December 31, 2016 to December 31, 2021) with the cumulative total return of the S&P Property and Casualty Insurance Index (S&P P/C) and the S&P’s 500 stock index.

Value at each year-end of $100 initial investment made on December 31, 2016
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Allstate	$100.00	$143.62	$115.58	$160.45	$160.26	$176.09
S&P P/C	$100.00	$122.39	$116.64	$146.82	$156.11	$183.45
S&P 500	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28

30 www.allstate.com

2021 Form 10-K

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
October 1, 2021 - October 31, 2021
Open Market Purchases	1,662,426	$127.11	1,657,457
November 1, 2021 - November 30, 2021
Open Market Purchases	2,440,864	$115.36	2,439,045
December 1, 2021 - December 31, 2021
Open Market Purchases	3,392,587	$112.15	3,392,456
Total	7,495,877	$116.51	7,488,958	$3.30	billion
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
October: 4,969
November: 1,819
December: 131
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)In August 2021, we announced the approval of a common share repurchase program for $5 billion which is expected to be completed by the end of March 2023.
Item 6.  [Reserved]
None.
The Allstate Corporation 31

2021 Form 10-K
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

32 www.allstate.com

2021 Form 10-K

2021 Highlights
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
This section of this Form 10-K generally discusses 2021 and 2020 results and year-to-year comparisons between 2021 and 2020. Discussions of 2019 results and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 of our annual report on Form 10-K for 2020, filed February 19, 2021.
The most important factors we monitor to evaluate the financial condition and performance for our reportable segments and the Company include:
•Allstate Protection: premium, policies in force (“PIF”), new business sales, policy retention, price changes, claim frequency and severity, catastrophes, loss ratio, expenses, underwriting results, and relative competitive position.
•Protection Services: revenues, premium written, PIF and adjusted net income.
•Allstate Health and Benefits: premiums, new business sales, PIF, benefit ratio, expenses and adjusted net income.
•Investments: exposure to market risk, asset allocation, credit quality/experience, total return, net investment income, cash flows, net gains and losses on investments and derivative instruments, unrealized capital gains and losses, long-term returns, and asset and liability duration.
•Financial condition: liquidity, parent holding company deployable assets, financial strength ratings, operating leverage, debt levels, book value per share and return on equity.
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability segments and adjusted net income for the Protection Services, Allstate Health and Benefits, and Corporate and Other segments.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expense (“losses”), Shelter-in-Place Payback expense, amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization or impairment of purchased intangibles, and restructuring and related charges, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze profitability.
Adjusted net income is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with net gains and losses on investments and derivatives but included in adjusted net income
•	Pension and other postretirement remeasurement gains and losses
•	Business combination expenses and the amortization or impairment of purchased intangibles
•	Income or loss from discontinued operations
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items

The Allstate Corporation 33

2021 Form 10-K
Acquisitions and Dispositions
Acquisitions On January 4, 2021, we completed the acquisition of National General Holdings Corp. (“National General”), significantly enhancing our strategic position in the independent agency channel. The transaction increased our market share in personal property-liability by over one percentage point and enhanced our independent agent-facing technology.
On June 1, 2021, we announced an agreement to acquire Safe Auto Insurance Group, Inc. (“SafeAuto”), a non-standard auto insurance carrier. On October 1, 2021, we completed the acquisition for $262 million in cash.
Discontinued operations and held for sale During the first quarter of 2021, we announced the pending sales of Allstate Life Insurance Company (“ALIC”), Allstate Life Insurance Company of New York (“ALNY”) and certain affiliates. On October 1, 2021, we closed the sale of ALNY to Wilton Reassurance Company for $400 million. On November 1, 2021, we closed the sale of ALIC and certain affiliates to entities managed by Blackstone for total proceeds of $4 billion, including a pre-close dividend of $1.25 billion paid by ALIC.
In 2021, the loss on disposition was $4.09 billion, after-tax, and reflects purchase price adjustments associated with certain pre-close transactions specified in the stock purchase agreements, changes in statutory capital and surplus prior to the closing dates and the closing date equity of the sold entities determined under GAAP, excluding accumulated other comprehensive income (“AOCI”) derecognized related to the dispositions.
Beginning in the first quarter of 2021, the assets and liabilities of the business were reclassified as held for sale and results are presented as discontinued operations. This change was applied on a retrospective basis.
See Note 3 of the consolidated financial statements for further information on acquisitions and dispositions.
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures moderated in 2021 as vaccines have become more widely available in the United States and Canada. There is no way of predicting with certainty how long the pandemic might last. We continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to our operations, but the effects have been and could be material.
Certain growth and profitability comparisons to the prior year were impacted, in part, by the effects the Coronavirus had on our prior year results. Beginning in March 2020, when shelter-in-place orders and other restrictions were initiated, and throughout 2020, we experienced lower accident claim frequency and different claim patterns than historically experienced. Claim frequency increased in 2021, but remains below pre-pandemic levels.
The Coronavirus has affected our operations and may continue to significantly affect our results of operations, financial condition and liquidity. The impact from the pandemic should be considered when comparing the current year to the prior year, including:
•Sales of new and retention of existing policies
•Premium for transportation network products
•Driving behavior and auto accident frequency
•Supply chain disruptions and labor shortages impacts on the cost of settling claims
•Hospital and outpatient claim costs
•Investment valuations and returns
•Bad debt and credit allowance exposure
•Consumer utilization of Milewise®, our pay-per-mile insurance product
•Retail sales in Allstate Protection Plans
A pandemic such as the Coronavirus and its impacts are disclosed in Part 1 “Item 1A. Risk Factors’’, including the risk factors titled “A large-scale pandemic, the occurrence of terrorism, military actions, social unrest or other actions may have an adverse effect on our business” and “Conditions in the global economy and capital markets could adversely affect our business and results of operations”.
This list is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to the impacts of the Coronavirus on our 2021 results.
34 www.allstate.com

2021 Form 10-K

Allstate Delivered on 2021 Operating Priorities (1)

Better Serve Customers	Allstate made substantial progress in advancing Transformative Growth initiatives in 2021, which includes improving the competitive price position in auto insurance through continued cost reductions.
Enterprise Net Promoter Score, which measures how likely customers are to recommend us, finished slightly below the prior year.
Grow Customer Base
Consolidated policies in force reached 190.9 million, a 9.8% increase from prior year. Property-Liability policies in force increased by 13.7% compared to the prior year driven by expanded customer access from the acquisition of National General and Allstate brand growth.

Protection Services policies in force grew to 148.4 million, an 8.9% increase to the prior year, driven by continued expansion in Allstate Protection Plans.
Achieve Target Returns on Capital
Return on average common shareholders’ equity was 5.8% in 2021, primarily driven by the loss on the dispositions of ALIC, ALNY and certain affiliates, partially offset by increased net investment income from strong performance-based results.

The Property-Liability combined ratio of 95.9 for the full year increased compared to the prior year primarily driven by higher auto losses. Allstate responded quickly to address the impact of higher severity through rate increases, continued commitment to cost reductions and claims loss cost management.
Proactively Manage Investments	Net investment income of $3.3 billion in 2021 exceeded prior year by $1.7 billion due to strong performance-based results.
Total return on the $64.7 billion investment portfolio was 4.4% in 2021 reflecting higher performance-based income and equity returns, partially offset by fixed income valuation declines.
Build Long-Term Growth Platforms	Allstate’s personal property-liability market share increased by approximately one percentage point primarily through the acquisition of National General, which, consistent with our Transformative Growth objectives, expanded customer access and our strategic positioning in the independent agent channel.
Allstate closed on the sale of lower growth and return life and annuity businesses. Protection Services increased its customer base and total addressable market through an expanded network of products and partners.
(1)2022 operating priorities will remain consistent with the 2021 priorities.

Consolidated Net Income
($ in millions)

Consolidated net income applicable to common shareholders decreased 72.8% or $3.98 billion to $1.49 billion in 2021 compared to 2020, primarily due to a loss from discontinued operations and higher non-catastrophe losses. Partially offsetting were higher property and casualty insurance premiums, net investment income, and pension and other postretirement gains.
For the twelve months ended December 31, 2021, return on common shareholders’ equity was 5.8% compared to 21.0% for the twelve months ended December 31, 2020.

Total Revenue
($ in millions)

Total revenue increased 20.7% to $50.59 billion in 2021 compared to 2020, driven by a 13.9% increase in property and casualty insurance premiums earned and higher net investment income.
Insurance premiums increased in both Property-Liability, primarily due to the acquisition of National General, and Protection Services (Allstate Protection Plans, Allstate Dealer Services and Allstate Roadside).

Net Investment Income
($ in millions)

Net investment income increased 107.1% to $3.29 billion in 2021 compared to 2020, primarily due to increases in performance-based income results, mainly from limited partnerships.

The Allstate Corporation 35

2021 Form 10-K
Summarized financial results

	Years Ended December 31,
($ in millions)	2021	2020	2019
Revenues
Property and casualty insurance premiums	$42,218	$37,073	$36,076
Accident and health insurance premiums and contract charges	1,821	1,094	1,145
Other revenue	2,172	1,065	1,054
Net investment income	3,293	1,590	1,728
Net gains (losses) on investments and derivatives	1,084	1,087	1,538
Total revenues	50,588	41,909	41,541

Costs and expenses
Property and casualty insurance claims and claims expense	(29,318)	(22,001)	(23,976)
Shelter-in-Place Payback expense	(29)	(948)	—
Accident and health insurance policy benefits	(1,015)	(516)	(601)
Interest credited to contractholder funds	(34)	(33)	(34)
Amortization of deferred policy acquisition costs	(6,252)	(5,477)	(5,353)
Operating, restructuring and interest expenses	(7,760)	(6,065)	(5,788)
Pension and other postretirement remeasurement gains (losses)	644	51	(114)
Amortization of purchased intangibles	(376)	(118)	(126)
Impairment of purchased intangibles	—	—	(106)
Total costs and expenses	(44,140)	(35,107)	(36,098)

Income from operations before income tax expense	6,448	6,802	5,443

Income tax expense	(1,289)	(1,373)	(1,116)

Net income from continuing operations	5,159	5,429	4,327

(Loss) income from discontinued operations, net of tax	(3,593)	147	520

Net income	1,566	5,576	4,847

Less: Net loss attributable to noncontrolling interest	(33)	—	—

Net income attributable to Allstate	1,599	5,576	4,847

Preferred stock dividends	(114)	(115)	(169)

Net income applicable to common shareholders	$1,485	$5,461	$4,678
Segment Highlights
Allstate Protection underwriting income totaled $1.79 billion in 2021, a 60.9% decrease from $4.57 billion in 2020, primarily due to higher auto and homeowners non-catastrophe and catastrophe losses and increased underwriting expenses, partially offset by increased premiums earned in Allstate brand and lower Shelter-in-Place Payback expense.
Catastrophe losses were $3.34 billion in 2021 compared $2.81 billion in 2020.
Premiums written increased 15.6% to $41.36 billion in 2021 compared to 2020, reflecting the acquisition of National General and higher Allstate brand homeowners premiums.
Protection Services adjusted net income was $179 million in 2021 compared to $153 million in 2020. The improvement in 2021 was primarily due to growth of Allstate Protection Plans, lower claims costs at Allstate Dealer Services, growth and lower levels of investment at both Arity and Allstate Identity Protection, partially offset by higher severity and rescue volumes in Allstate Roadside.
Premiums and other revenues increased 24.5% or $417 million to $2.12 billion in 2021 from $1.70 billion in 2020 primarily due to Allstate Protection Plan’s growth through its U.S. retail and international channels and the addition of LeadCloud and Transparent.ly, which were acquired as part of the National General acquisition.
Allstate Health and Benefits adjusted net income was $208 million in 2021 compared to $96 million in 2020. The increase was primarily due to the acquisition of National General’s group health and individual health business, which resulted in higher premiums and contract charges, partially offset by higher policy benefits and operating costs and expenses.
Premiums and contract charges totaled $1.82 billion in 2021, an increase of 66.5% from $1.09 billion in 2020.
36 www.allstate.com

2021 Form 10-K

Financial Highlights
Investments totaled $64.70 billion as of December 31, 2021, increasing from $59.54 billion as of December 31, 2020.
Shareholders’ equity As of December 31, 2021, shareholders’ equity was $25.18 billion.
Book value per diluted common share (ratio of common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $81.52 as of December 31, 2021, a decrease of 10.9% from $91.50 as of December 31, 2020.

Return on average common shareholders’ equity For the twelve months ended December 31, 2021, return on common shareholders’ equity was 5.8%, a decrease of 15.2 points from 21.0% for the twelve months ended December 31, 2020, primarily due to lower net income applicable to common shareholders.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement gains of $644 million in 2021, primarily related to favorable asset performance compared to the expected return on plan assets and an increase in the liability discount rate. See Note 18 of the consolidated financial statements and Application of Critical Accounting Estimates section of the MD&A for further information.
The Allstate Corporation 37

2021 Form 10-K Property-Liability
Property-Liability Operations
Overview Property-Liability operations consist of two reportable segments: Allstate Protection and Run-off Property-Liability. These segments are consistent with the groupings of financial information that management uses to evaluate performance and to determine the allocation of resources.
We do not allocate Property-Liability investment income, net gains and losses on investments and derivatives, or assets to the Allstate Protection and Run-off Property-Liability segments. Management reviews assets at the Property-Liability level for decision-making purposes.
GAAP operating ratios are used to measure our profitability to enhance an investor’s understanding of our financial results and are calculated as follows:
•Loss ratio: the ratio of claims and claims expense (loss adjustment expenses), to premiums earned. Loss ratios include the impact of catastrophe losses and prior year reserve reestimates.
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
We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between periods. The impacts are calculated by taking the specific items noted below divided by Property-Liability premiums earned:
•Effect of catastrophe losses on combined ratio: includes catastrophe losses and prior year reserve reestimates of catastrophe losses included in claims and claims expense
•Effect of prior year reserve reestimates on combined ratio
•Effect of amortization of purchased intangibles on combined ratio
•Effect of impairment of purchased intangibles on combined ratio
•Effect of restructuring and related charges on combined ratio
•Effect of Shelter-in-Place Payback expense on combined and expense ratios
•Effect of Run-off Property-Liability business on combined ratio: includes claims and claims expense, restructuring and related charges and operating costs and expenses in the Run-off Property-Liability segment

Premium measures and statistics are used to analyze our premium trends and are calculated as follows:
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
38 www.allstate.com

Property-Liability 2021 Form 10-K

Underwriting results
($ in millions, except ratios)	2021	2020	2019
Premiums written	$41,358	$35,768	$35,419
Premiums earned	$40,454	$35,580	$34,843
Other revenue	1,437	857	866
Claims and claims expense	(28,876)	(21,626)	(23,622)
Shelter-in-Place Payback expense	(29)	(948)	—
Amortization of DAC	(5,313)	(4,642)	(4,649)
Other costs and expenses	(5,622)	(4,549)	(4,532)
Restructuring and related charges (1)	(145)	(235)	(38)
Amortization of purchased intangibles	(241)	(12)	(4)
Impairment of purchased intangibles	—	—	(51)
Underwriting income	$1,665	$4,425	$2,813

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$3,541	$3,314	$2,509
Catastrophe reserve reestimates (2)	(202)	(503)	48
Total catastrophe losses	$3,339	$2,811	$2,557

Non-catastrophe reserve reestimates (2)	326	68	(176)
Prior year reserve reestimates (2)	124	(435)	(128)

GAAP operating ratios
Loss ratio	71.4	60.8	67.8
Expense ratio (3)	24.5	26.8	24.1
Combined ratio	95.9	87.6	91.9
Effect of catastrophe losses on combined ratio	8.3	7.9	7.3
Effect of prior year reserve reestimates on combined ratio	0.3	(1.2)	(0.4)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.5)	(1.4)	0.1
Effect of restructuring and related charges on combined ratio (1)	0.4	0.7	0.1
Effect of amortization of purchased intangibles on combined ratio	0.6	0.1	—
Effect of impairment of purchased intangibles on combined ratio	—	—	0.2
Effect of Shelter-in-Place Payback expense on combined and expense ratios	0.1	2.7	—
Effect of Run-off Property-Liability business on combined ratio	0.3	0.4	0.3
(1)Restructuring and related charges in 2021 primarily related to reductions in real estate. See Note 14 of the consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
The Allstate Corporation 39

2021 Form 10-K Allstate Protection
Allstate Protection Segment
Private passenger auto, homeowners, and other personal lines insurance products are offered to consumers through both exclusive and independent agents and directly through contact centers and online. The Encompass brand was combined into National General beginning in the first quarter of 2021, and results prior to 2021 reflect Encompass brand results only. Our strategy is to offer products in an open access, digital first model that allows customers to interact with us when, where and how they want with affordable, simple and connected protection products. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Underwriting results
	For the years ended December 31,
($ in millions)	2021	2020	2019
Premiums written	$41,358	$35,768	$35,419
Premiums earned	$40,454	$35,580	$34,843
Other revenue	1,437	857	866
Claims and claims expense	(28,760)	(21,485)	(23,517)
Shelter-in-Place Payback expense	(29)	(948)	—
Amortization of DAC	(5,313)	(4,642)	(4,649)
Other costs and expenses	(5,618)	(4,546)	(4,529)
Restructuring and related charges	(145)	(235)	(38)
Amortization of purchased intangibles	(241)	(12)	(4)
Impairment of purchased intangibles	—	—	(51)
Underwriting income	$1,785	$4,569	$2,921
Catastrophe losses	$3,339	$2,811	$2,557

Change in underwriting results from 2020 to 2021
($ in millions)

Change in underwriting results from 2019 to 2020
($ in millions)

40 www.allstate.com

Allstate Protection 2021 Form 10-K

Underwriting income (loss) by brand and by line of business
	For the years ended December 31,
	Allstate Brand			National General			Allstate Protection
($ in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Auto (1)	$1,208	$3,404	$1,680	$54	$40	$8	$1,262	$3,444	$1,688
Homeowners (2)	411	798	912	(92)	26	2	319	824	914
Other personal lines (3)	216	255	227	17	9	(3)	233	264	224
Commercial lines	(158)	(36)	14	—	—	—	(158)	(36)	14
Other business lines (4)	115	70	84	—	—	—	115	70	84
Answer Financial	—	—	—	—	—	—	14	3	(3)
Total	$1,792	$4,491	$2,917	$(21)	$75	$7	$1,785	$4,569	$2,921
(1)2021 results include National General commercial lines insurance products.
(2)2021 results include National General packaged policies, which include auto and other personal lines insurance products.
(3)Other personal lines include renters, condominium, landlord and other personal lines products.
(4)Other business lines primarily represents revenue and direct operating expenses of Ivantage and distribution of non-proprietary life and annuity products. Ivantage, a general agency for Allstate exclusive agents, provides agents a solution for their customers when coverage through Allstate brand underwritten products is not available.
Underwriting income decreased 60.9% or $2.78 billion in 2021 compared to 2020, primarily due to higher auto and homeowners non-catastrophe and catastrophe losses and increased underwriting expenses, partially offset by increased premiums earned in Allstate brand and lower Shelter-in-Place Payback expense.
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

Premiums written by brand and line of business
	For the years ended December 31,
	Allstate Brand			National General			Allstate Protection
($ in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Auto	$24,102	$24,103	$23,922	$3,763	$508	$540	$27,865	$24,611	$24,462
Homeowners	8,717	8,012	7,764	1,772	388	401	10,489	8,400	8,165
Other personal lines	2,001	1,889	1,811	155	76	79	2,156	1,965	1,890
Commercial lines	848	792	902	—	—	—	848	792	902
Total premiums written	$35,668	$34,796	$34,399	$5,690	$972	$1,020	$41,358	$35,768	$35,419

Premiums earned by brand and line of business
	For the years ended December 31,
	Allstate Brand			National General			Allstate Protection
($ in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Auto	$24,088	$24,115	$23,649	$3,535	$525	$539	$27,623	$24,640	$24,188
Homeowners	8,272	7,858	7,513	1,655	396	399	9,927	8,254	7,912
Other personal lines	1,925	1,841	1,781	152	78	80	2,077	1,919	1,861
Commercial lines	827	767	882	—	—	—	827	767	882
Total premiums earned	$35,112	$34,581	$33,825	$5,342	$999	$1,018	$40,454	$35,580	$34,843

Reconciliation of premiums written to premiums earned
	For the years ended December 31,
($ in millions)	2021	2020	2019
Total premiums written	$41,358	$35,768	$35,419
Increase in unearned premiums	(1,143)	(205)	(614)
Other	239	17	38
Total premiums earned	$40,454	$35,580	$34,843

The Allstate Corporation 41

2021 Form 10-K Allstate Protection

Unearned premium balance by line of business
($ in millions)	As of December 31,
	2021	2020
Allstate brand:
Auto	$6,426	$6,409
Homeowners	4,825	4,379
Other personal lines	1,078	1,001
Commercial lines	315	295
Total Allstate brand	12,644	12,084
National General:
Auto	1,764	258
Homeowners	451	207
Other personal lines	306	39
Commercial lines	177	—
Total National General	2,698	504
Allstate Protection unearned premiums	15,342	12,588

Policies in force by brand and by line of business
	Allstate brand			National General			Allstate Protection
PIF (thousands)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Auto	21,972	21,809	21,913	3,944	451	493	25,916	22,260	22,406
Homeowners	6,525	6,427	6,359	634	216	234	7,159	6,643	6,593
Other personal lines	4,578	4,459	4,390	288	71	76	4,866	4,530	4,466
Commercial lines	210	216	227	105	—	—	315	216	227
Total	33,285	32,911	32,889	4,971	738	803	38,256	33,649	33,692
Auto insurance premiums written increased 13.2% or $3.25 billion in 2021 compared to 2020, primarily due to the following factors:
•Acquisition of National General
•Increased new issued applications in the Allstate brand driven by increased advertising and higher close rates
•Decreased Allstate brand average premium driven by rate decreases taken late in 2020 and the first half of 2021 partially offset by rate increases in the second half of 2021
•Rate increases are being implemented broadly to improve underwriting results given the higher inflationary trends adversely impacting loss costs; new rates become effective at the beginning of the next policy term and are earned over the coverage period
•PIF increased 16.4% or 3,656 thousand to 25,916 thousand as of December 31, 2021 compared to December 31, 2020 due to increases in Allstate brand and the acquisition of National General
–PIF increased by 262 thousand as of December 31, 2021 compared to September 30, 2021, with increases in both National General and Allstate brand

Auto premium measures and statistics
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
New issued applications (thousands)
Agency channel	2,531	2,621	2,697	(3.4)%	(2.8)%
Direct channel	1,085	846	838	28.3%	1.0%
Allstate brand	3,616	3,467	3,535	4.3%	(1.9)%
National General	2,057	60	82	NM	(26.8)%
Total new issued applications	5,673	3,527	3,617	60.8%	(2.5)%

Allstate brand average premium	$605	$617	$603	(1.9)%	2.3%
Allstate brand renewal ratio (%)	87.0	87.5	88.0	(0.5)	(0.5)

42 www.allstate.com

Allstate Protection 2021 Form 10-K

Homeowners insurance premiums written increased 24.9% or $2.09 billion in 2021 compared to 2020, primarily due to the following factors:
•Acquisition of National General
•Higher Allstate brand average premiums from approved rate increases and inflation adjustments to premium due to higher insured home valuations
•Increased new issued applications in the Allstate brand driven by higher quote volumes and improved close rates

Homeowners premium measures and statistics
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
New issued applications (thousands)
Agency channel	879	837	821	5.0%	1.9%
Direct channel	83	62	56	33.9%	10.7%
Allstate brand	962	899	877	7.0%	2.5%
National General	102	34	42	NM	(19.0)%
Total new issued applications	1,064	933	919	14.0%	1.5%

Allstate brand average premium	$1,426	$1,328	$1,291	7.4%	2.9%
Allstate brand renewal ratio (%)	87.1	87.5	88.2	(0.4)	(0.7)
Other personal lines premiums written increased 9.7% or $191 million in 2021 compared to 2020, primarily due to the acquisition of National General and increases in condominiums and personal umbrella premiums for Allstate brand.
Commercial lines premiums written increased 7.1% or $56 million in 2021 compared to 2020, primarily due to the addition of a large transportation network company, higher miles driven in our shared economy business as the impacts of the Coronavirus decrease and an increase in average premiums.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	For the years ended December 31,
	Loss ratio			Expense ratio (1)			Combined ratio
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Auto	70.5	57.5	68.2	24.9	28.5	24.8	95.4	86.0	93.0
Impact of Shelter-in-Place Payback expense	—	—	—	0.1	3.8	—	0.1	3.8	—
Homeowners	72.2	67.3	65.1	24.6	22.7	23.3	96.8	90.0	88.4
Other personal lines	62.9	58.7	61.1	25.9	27.5	26.9	88.8	86.2	88.0
Commercial lines	97.5	82.4	81.3	21.6	22.3	17.1	119.1	104.7	98.4
Impact of Shelter-in-Place Payback expense	—	—	—	—	0.5	—	—	0.5	—
Total	71.1	60.4	67.5	24.5	26.8	24.1	95.6	87.2	91.6
Impact of restructuring and related charges (2)	—	—	—	0.4	0.7	0.1	0.4	0.7	0.1
Impact of Shelter-in-Place Payback expense	—	—	—	0.1	2.7	—	0.1	2.7	—
Impact of Allstate Special Payment plan bad debt expense	—	—	—	—	0.2	—	—	0.2	—
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
(2)Restructuring and related charges in 2021 primarily related to reductions in real estate.

Loss ratios by line of business
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses on combined ratio			Effect of prior year reserve reestimates			Effect of catastrophe losses included in prior year reserve reestimates (1)
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Auto	70.5	57.5	68.2	1.7	1.2	1.7	0.5	(0.4)	(1.4)	(0.1)	(0.1)	(0.1)
Homeowners	72.2	67.3	65.1	26.3	27.9	24.8	(1.5)	(5.3)	0.8	(1.7)	(5.1)	0.8
Other personal lines	62.9	58.7	61.1	11.0	10.4	9.0	(5.1)	(3.5)	0.5	(0.5)	(2.0)	—
Commercial lines	97.5	82.4	81.3	2.9	3.5	1.4	14.4	4.7	1.9	0.4	0.2	(0.1)
Total	71.1	60.4	67.5	8.3	7.9	7.3	—	(1.6)	(0.7)	(0.5)	(1.4)	0.1
(1)2020 includes approximately $495 million of favorable reserve reestimates related to the PG&E Corporation and Southern California Edison subrogation settlements.
The Allstate Corporation 43

2021 Form 10-K Allstate Protection
Auto loss ratio increased 13.0 points in 2021 compared to 2020, primarily due to:
•Higher gross claim frequency in all coverages, as miles driven continue to rebound toward pre-pandemic levels
•While frequency increased relative to the prior year, it remains below pre-pandemic levels
•Increased severity for all coverages, driven by inflationary pressures and increased attorney representation and medical service utilization for bodily injury claims
•Adverse prior year reserve reestimates
The impacts of the Coronavirus affect frequency and severity statistics including:
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

Allstate brand frequency and paid claim severity statistics (excluding catastrophe losses)
(% change year-over-year)
For the year ended December 31, 2021
Property damage gross claim frequency	13.0%
Property damage paid claim severity	8.8
Property damage gross claim frequency increased in 2021 compared to 2020 due to factors including:
•Increases in miles driven compared to 2020 which was impacted by shelter-in-place restrictions due to the Coronavirus
•Gross claim frequency decreased 19.8% in 2021 when compared to pre-pandemic levels of 2019 as auto miles driven, particularly during peak commuting hours, remains lower than pre-pandemic levels
Property damage paid claim severity increased in 2021 compared to 2020.
•When compared to pre-pandemic levels of 2019, property damage paid claim severity increased 19.6% in 2021
•The increases are due to rising inflationary factors impacting both repairable vehicles and total losses, including higher used car values, replacement part costs and labor rates, and higher costs to repair more sophisticated newer model vehicles
Collision severity increased in 2021 compared to 2020 due to inflationary pressures from higher used car values that increased total losses and also increased parts and labor costs associated with repairs.
Bodily injury severity increased in 2021 compared to 2020 due to higher consumption of medical treatment, increased percentage of claimants represented by attorneys and higher medical care inflation.
Homeowners loss ratio increased 4.9 points in 2021 compared to 2020, primarily due to increased non-catastrophe claim frequency and severity and lower favorable catastrophe reserve reestimates driven by subrogation settlements in 2020, partially offset by increased premiums earned.

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)
For the year ended December 31, 2021
Gross claim frequency	8.3%
Paid claim severity	10.0
Gross claim frequency increased in 2021 compared to 2020 primarily due to increases in wind/hail, water and fire perils. Paid claim severity increased in 2021 compared to 2020 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 4.2 points in 2021 compared to 2020, primarily due to higher non-catastrophe losses, partially offset by increased premiums earned.
Commercial lines loss ratio increased 15.1 points in 2021 compared to 2020 due to higher auto frequency and severity and higher unfavorable non-catastrophe prior year reserves reestimates, partially offset by increased premiums earned.
Catastrophe losses increased 18.8% or $528 million in 2021 compared to 2020. Catastrophe losses in 2021 included gross losses of $2.4 billion and net losses of $1.3 billion related to Hurricane Ida and Winter Storm Uri. Net losses include reinsurance recoveries of $1.3 billion and reinstatement premiums of $208 million.
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
44 www.allstate.com

Allstate Protection 2021 Form 10-K

Catastrophe losses by the type of event
	For the years ended December 31,
($ in millions)	Number of events	2021	Number of events	2020	Number of events	2019
Hurricanes/Tropical storms	6	$742	9	$1,001	3	$86
Tornadoes	3	107	3	43	6	551
Wind/Hail	85	1,878	73	1,940	91	1,721
Wildfires	5	269	17	300	4	28
Other events	2	611	3	30	6	123
Prior year reserve reestimates		35		(503)		48
Prior year aggregate reinsurance cover		(237)		—		—
Current year aggregate reinsurance cover		(66)		—		—
Total catastrophe losses (1)	101	$3,339	105	$2,811	110	$2,557
(1)Includes approximately $250 million of reinstatement premiums for the year ended December 31, 2021, related to the Nationwide Catastrophe Reinsurance Program, primarily due to Hurricane Ida.
Catastrophe management
Historical catastrophe experience  For the last ten years, the average annual impact of catastrophes on our loss ratio was 7.7 points, but it has varied from 4.5 points to 10.3 points. The average annual impact of catastrophes on the homeowners loss ratio for the last ten years was 24.6 points. Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes by our participation in various state facilities. For further discussion of these facilities, see Note 15 of the consolidated financial statements. However, the impact of these actions may be diminished by the growth in insured values, and the effect of state insurance laws and regulations. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.
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
•We offer a homeowners policy available in 43 states, Allstate House and Home®, that provides options of coverage for roof damage, including graduated coverage and pricing based on roof type and age. In 2021, premiums written totaled $4.56 billion or 46.0% of homeowners premiums written compared to $3.92 billion or 46.7% in 2020.
Hurricanes  We consider the greatest areas of potential catastrophe losses due to hurricanes generally to be major metropolitan centers in counties along the eastern and gulf coasts of the United States. The average premium on a property policy near these coasts is generally greater than in other areas. However, average premiums are often not considered commensurate with the inherent risk of loss. In addition, as explained in Note 15 of the consolidated financial statements, in various states Allstate is subject to assessments from assigned risk plans, reinsurance facilities and joint underwriting
The Allstate Corporation 45

2021 Form 10-K Allstate Protection
associations providing insurance for wind related property losses.
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
Earthquakes  We do not offer earthquake coverage in most states. We retain approximately 40,000 PIF with earthquake coverage, with the largest number of policies located in Kentucky, due to regulatory and other reasons. We purchase reinsurance in Kentucky and enter into arrangements in many states to make earthquake coverage available through our brokerage platform.
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
Reinsurance  The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during 2021 was $556 million compared to $425 million during 2020. Catastrophe placement premiums are a reduction of premium with approximately 74% related to homeowners. The increases were driven by higher Nationwide and Florida program costs due to program expansion for growth in policies, including National General exposures. In the third quarter of 2021, our catastrophe reinsurance program risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes, earthquakes and wildfires, excluding other catastrophe losses, net of reinsurance, increased from $2 billion to $2.5 billion, reflecting the addition of wildfires to the target. A description of our current catastrophe reinsurance program appears in Note 11 of the consolidated financial statements.

46 www.allstate.com

Allstate Protection 2021 Form 10-K

Expense ratio decreased 2.3 points in 2021 compared to 2020, primarily related to lower Shelter-in-Place Payback expense, operating costs and expenses, restructuring and related charges, partially offset by increased advertising and amortization of purchased intangibles and DAC related to the acquisition of National General.

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
($ in millions, except ratios)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Amortization of DAC	$5,313	$4,642	$4,649	$671	$(7)
Advertising expense	1,249	941	851	308	90
Amortization of purchased intangibles	241	12	4	229	8
Other costs and expenses, net of other revenue	2,952	2,688	2,812	264	(124)
Restructuring and related charges	145	235	38	(90)	197
Shelter-in-Place Payback expense	29	948	—	(919)	948
Allstate Special Payment plan bad debt expense	(20)	60	—	(80)	60
Impairment of purchased intangibles	—	—	51	—	(51)
Total underwriting expenses	$9,909	$9,526	$8,405	$383	$1,121

Premiums earned	$40,454	$35,580	$34,843	$4,874	$737

Expense ratio
Amortization of DAC	13.1	13.0	13.4	0.1	(0.4)
Advertising expense	3.1	2.6	2.4	0.5	0.2
Other costs and expenses	7.2	7.5	8.0	(0.3)	(0.5)
Subtotal	23.4	23.1	23.8	0.3	(0.7)
Amortization of purchased intangibles	0.6	0.1	—	0.5	0.1
Restructuring and related charges	0.4	0.7	0.1	(0.3)	0.6
Shelter-in-Place Payback expense	0.1	2.7	—	(2.6)	2.7
Allstate Special Payment plan bad debt expense	—	0.2	—	(0.2)	0.2
Impairment of purchased intangibles	—	—	0.2	—	(0.2)
Total expense ratio	24.5	26.8	24.1	(2.3)	2.7
Deferred acquisition costs  We establish a DAC asset for costs that are related directly to the acquisition of new or renewal insurance policies, principally agent remuneration and premium taxes. DAC is amortized to income over the period in which premiums are earned.

DAC balance as of December 31 by product type
($ in millions)	2021	2020
Auto	$1,023	$826
Homeowners	700	602
Other personal lines	169	144
Commercial lines	59	36
Total DAC	$1,951	$1,608
The Allstate Corporation 47

2021 Form 10-K Run-off Property-Liability
Run-off Property-Liability Segment
The Run-off Property-Liability segment includes results from property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s. Our exposure to asbestos, environmental and other run-off lines claims arises principally from direct excess commercial insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Underwriting results
	For the years ended December 31,
($ in millions)	2021	2020	2019
Claims and claims expense
Asbestos claims	$(63)	$(78)	$(28)
Environmental claims	(40)	(44)	(36)
Other run-off lines	(13)	(19)	(41)
Total claims and claims expense	(116)	(141)	(105)
Operating costs and expenses	(4)	(3)	(3)
Underwriting loss	$(120)	$(144)	$(108)
Underwriting losses in 2021 and 2020 primarily related to our annual reserve review using established industry and actuarial best practices. The annual review resulted in unfavorable reserve reestimates totaling $111 million and $132 million in 2021 and 2020, respectively. The reserve reestimates are included as part of claims and claims expense.
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

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	December 31, 2021	December 31, 2020
Asbestos claims
Gross reserves	$1,210	$1,204
Reinsurance	(382)	(377)
Net reserves	828	827
Environmental claims
Gross reserves	273	249
Reinsurance	(47)	(43)
Net reserves	226	206
Other run-off claims
Gross reserves	433	435
Reinsurance	(66)	(60)
Net reserves	367	375
Total
Gross reserves	1,916	1,888
Reinsurance	(495)	(480)
Net reserves	$1,421	$1,408

48 www.allstate.com

Run-off Property-Liability 2021 Form 10-K

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	December 31, 2021	December 31, 2020
Direct excess commercial insurance
Gross reserves	$1,050	$1,011
Reinsurance	(363)	(358)
Net reserves	687	653
Assumed reinsurance coverage
Gross reserves	617	636
Reinsurance	(56)	(58)
Net reserves	561	578
Direct primary commercial insurance
Gross reserves	168	160
Reinsurance	(75)	(63)
Net reserves	93	97
Other run-off business
Gross reserves	1	2
Reinsurance	—	—
Net reserves	1	2
Unallocated loss adjustment expenses
Gross reserves	80	79
Reinsurance	(1)	(1)
Net reserves	79	78
Total
Gross reserves	1,916	1,888
Reinsurance	(495)	(480)
Net reserves	$1,421	$1,408

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	December 31, 2021		December 31, 2020
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	61%	39%	65%	35%
Ceded (2)	67	33	71	29
Assumed reinsurance coverage
Gross reserves	33	67	34	66
Ceded	38	62	35	65
Direct primary commercial insurance
Gross reserves	53	47	55	45
Ceded	71	29	79	21
(1)Approximately 70% of gross case reserves as of December 31, 2021 are subject to settlement agreements.
(2)Approximately 77% of ceded case reserves as of December 31, 2021 are subject to settlement agreements.
The Allstate Corporation 49

2021 Form 10-K Run-off Property-Liability

Gross payments from case reserves by type of exposure
($ in millions)	For the years ended December 31,
	2021	2020
Direct excess commercial insurance
Gross (1)	$91	$88
Ceded (2)	(39)	(37)
Assumed reinsurance coverage
Gross	43	40
Ceded	(4)	(7)
Direct primary commercial insurance
Gross	7	8
Ceded	(2)	(5)
Other run-off business
Gross	1	—
Ceded	—	—
(1) In 2021 70% of payments related to settlement agreements.
(2) In 2021 72% of payments related to settlement agreements.
Total net reserves as of December 31, 2021, included $733 million or 52% of estimated IBNR reserves compared to $695 million or 49% of estimated IBNR reserves as of December 31, 2020.
Total gross payments were $142 million and $137 million for 2021 and 2020, respectively, primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds.
Reinsurance collections were $39 million and $53 million for 2021 and 2020, respectively. The allowance for uncollectible reinsurance recoverables was $66 million and $59 million as of December 31, 2021 and 2020, respectively. The allowance represents 11.0% and 10.5% of the related reinsurance recoverable balances as of December 31, 2021 and 2020, respectively.
50 www.allstate.com

Protection Services 2021 Form 10-K

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
In 2021, Protection Services represented 77.7% of total PIF, 6.0% of premiums written and 4.4% of total adjusted net income. We offer consumer product protection plans, finance and insurance products (including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel and paintless dent repair protection), roadside assistance, device and mobile data collection services and analytic solutions using automotive telematics information and identity protection. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2021	2020	2019
Premiums written	$2,642	$1,890	$1,535

Revenues
Premiums	$1,764	$1,493	$1,233
Other revenue	354	208	188
Intersegment insurance premiums and service fees (1)	175	147	154
Net investment income	43	44	42

Costs and expenses
Claims and claims expense	(458)	(386)	(363)
Amortization of DAC	(795)	(658)	(543)
Operating costs and expenses	(837)	(651)	(661)
Restructuring and related charges	(14)	(3)	—

Income tax expense on operations	(52)	(41)	(12)

Less: noncontrolling interest	1	—	—

Adjusted net income	$179	$153	$38

Allstate Protection Plans	$142	$137	$60
Allstate Dealer Services	34	29	26
Allstate Roadside	7	12	(15)
Arity	3	(11)	(7)
Allstate Identity Protection	(7)	(14)	(26)
Adjusted net income	$179	$153	$38

Allstate Protection Plans	141,073	128,982	99,632
Allstate Dealer Services	3,956	4,042	4,205
Allstate Roadside	525	548	599
Allstate Identity Protection	2,802	2,700	1,511
Policies in force as of December 31 (in thousands)	148,356	136,272	105,947
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our consolidated financial statements.
Adjusted net income increased 17.0% or $26 million in 2021 compared to 2020, primarily due to growth of Allstate Protection Plans, lower claims costs at Allstate Dealer Services, growth and lower levels of investment at both Arity and Allstate Identity Protection, partially offset by higher severity and rescue volumes in Allstate Roadside.
Premiums written increased 39.8% or $752 million in 2021 compared to 2020, primarily due to growth at
Allstate Protection Plans and increased sales at Allstate Dealer Services.
PIF increased 8.9% or 12 million in 2021 compared to 2020 due to continued growth at Allstate Protection Plans and Allstate Identity Protection.
Other revenue increased 70.2% or $146 million in 2021 compared to 2020, reflecting the addition of LeadCloud and Transparent.ly, which were acquired as part of the National General acquisition.
The Allstate Corporation 51

2021 Form 10-K Protection Services
Intersegment premiums and service fees increased 19.0% to $175 million in 2021 compared to 2020, primarily related to increased device sales through Arity driven by growth in the Allstate brand Milewise® product and growth in automotive rescue services provided by Allstate Roadside for Allstate brand auto customers.
Claims and claims expense increased 18.7% or $72 million in 2021 compared to 2020, primarily due to higher levels of claims at Allstate Protection Plans driven by growth of the business and increased claims costs at Allstate Roadside due to higher severity and rescue volumes.
Amortization of DAC increased 20.8% or $137 million in 2021 compared to 2020, primarily due to the growth experienced at Allstate Protection Plans and Allstate Dealer Services.
Operating costs and expenses increased 28.6% or $186 million in 2021 compared to 2020, primarily due to higher operating costs at Arity driven by the addition of LeadCloud and Transparent.ly and growth experienced at Allstate Protection Plans.
Restructuring and related charges increased $11 million in 2021 compared to 2020, primarily due to a facility closure at Allstate Identity Protection in the first quarter of 2021 and accelerated lease costs at Allstate Protection Plans.

52 www.allstate.com

Claims and Claims Expense Reserves 2021 Form 10-K
Claims and Claims Expense Reserves
Underwriting results are significantly influenced by estimates of claims and claims expense reserves. For a description of our reserve process, see Note 9 of the consolidated financial statements. Further, for a description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Estimates section of the MD&A. These reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR claims, as of the reporting date.

The facts and circumstances leading to reestimates of reserves relate to changes in claim activity and revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur when actual losses differ from those predicted by the estimated development factors used in prior reserve estimates.
We believe the net loss reserves exposures are appropriately established based on available facts, technology, laws and regulations.

Total reserves, net of recoverables (“net reserves”), as of December 31, by line of business
($ in millions)	2021	2020	2019
Allstate Protection	$22,124	$19,136	$19,396
Run-off Property-Liability	1,421	1,408	1,365
Total Property-Liability	23,545	20,544	20,761
Protection Services	36	33	39
Total net reserves	$23,581	$20,577	$20,800
The year-end 2021 gross reserves of $33.06 billion for insurance claims and claims expense were $11.15 billion more than the net reserve balance of $21.91 billion recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The principal differences are recoverables from third parties totaling $9.48 billion, including $6.64 billion of indemnification recoverables related to the Michigan Catastrophic Claims Association (“MCCA”), that reduce reserves for statutory reporting, but are recorded as assets for GAAP reporting, and a liability for the reserves of the Canadian subsidiaries for $1.55 billion that are a component of our consolidated reserves, but not included in our U.S. statutory reserves.

Impact of reserve reestimates by brand on combined ratio and net income applicable to common shareholders(1) (2)
	2021		2020		2019
($ in millions, except ratios)	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio	Reserve reestimate	Effect on combined ratio
Allstate Protection	$8	—	$(576)	(1.6)	$(233)	(0.7)
Run-off Property-Liability	116	0.3	141	0.4	105	0.3
Total Property-Liability	124	0.3	(435)	(1.2)	(128)	(0.4)
Protection Services	(2)	—	(1)	—	(2)	—
Total	$122		$(436)		$(130)
Reserve reestimates, after-tax	$96		$(344)		$(103)
Consolidated net income applicable to common shareholders	$1,485		$5,461		$4,678
Reserve reestimates as a % impact on consolidated net income applicable to common shareholders	(6.5)%		6.3%		2.2%
Property-Liability prior year reserve reestimates included in catastrophe losses	$(202)		$(503)		$48
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using property and casualty premiums earned.

The Allstate Corporation 53

2021 Form 10-K Claims and Claims Expense Reserves
The following tables reflect the accident years to which the reestimates shown above are applicable. Favorable reserve reestimates are shown in parentheses.

Prior year reserve reestimates
($ in millions)
2021	2016 & prior	2017	2018	2019	2020	Total
Allstate Protection	$(130)	$100	$(67)	$231	$(126)	$8
Run-off Property-Liability	116	—	—	—	—	116
Total Property-Liability	(14)	100	(67)	231	(126)	124
Protection Services	—	—	—	—	(2)	(2)
Total	$(14)	$100	$(67)	$231	$(128)	$122

2020	2015 & prior	2016	2017	2018	2019	Total
Allstate Protection	$(56)	$42	$(199)	$(353)	$(10)	$(576)
Run-off Property-Liability	141	—	—	—	—	141
Total Property-Liability	85	42	(199)	(353)	(10)	(435)
Protection Services	—	—	—	—	(1)	(1)
Total	$85	$42	$(199)	$(353)	$(11)	$(436)

2019	2014 & prior	2015	2016	2017	2018	Total
Allstate Protection	$(140)	$(44)	$(28)	$(95)	$74	$(233)
Run-off Property-Liability	105	—	—	—	—	105
Total Property-Liability	(35)	(44)	(28)	(95)	74	(128)
Protection Services	—	—	—	—	(2)	(2)
Total	$(35)	$(44)	$(28)	$(95)	$72	$(130)
Allstate Protection
The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2021, 2020, and 2019, and the effect of reestimates in each year.

Net reserves by line
	January 1 reserves
($ in millions)	2021	2020	2019
Auto	$14,164	$14,728	$14,378
Homeowners	2,315	2,138	2,157
Other personal lines	1,463	1,459	1,489
Commercial lines	1,194	1,071	801
Total Allstate Protection	$19,136	$19,396	$18,825

Impact of reserve reestimates by line on combined ratio and underwriting income
	2021		2020		2019
($ in millions, except ratios)	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio
Auto	$149	0.4	$(107)	(0.3)	$(323)	(0.9)
Homeowners	(153)	(0.4)	(439)	(1.2)	65	0.2
Other personal lines	(107)	(0.3)	(66)	(0.2)	8	—
Commercial lines	119	0.3	36	0.1	17	—
Total Allstate Protection	$8	—	$(576)	(1.6)	$(233)	(0.7)
Underwriting income	$1,785		$4,569		$2,921
Reserve reestimates as a % impact on underwriting income	(0.4)%		12.6%		8.0%
Favorable results for homeowners lines in 2021 were primarily due to catastrophe reserve reestimates driven by estimated recoveries related to our aggregate reinsurance coverage and wildfire subrogation settlements. Unfavorable reserve reestimates for auto and commercial lines in 2021 primarily related to auto liability coverages.
Favorable results for homeowners lines in 2020 were primarily due to catastrophe reserve reestimates driven by wildfire subrogation settlements. Favorable reserve reestimates for auto in 2020 primarily related to favorable non-catastrophe reserve reestimates in personal lines auto, partially offset by strengthening in commercial lines auto reserves.
Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.
54 www.allstate.com

Claims and Claims Expense Reserves 2021 Form 10-K
Run-off Property-Liability
We conduct an annual review in the third quarter of each year to evaluate and establish asbestos, environmental and other run-off reserves. Reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive methodology determines reserves based on assessments of the characteristics of exposure (e.g. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by policyholders.

Run-off Property-Liability reserve reestimates
	2021		2020		2019
($ in millions)	January 1 reserves	Reserve reestimates	January 1 reserves	Reserve reestimates	January 1 reserves	Reserve reestimates
Asbestos claims	$827	$63	$810	$78	$866	$28
Environmental claims	206	40	179	44	170	36
Other run-off lines	375	13	376	19	355	41
Total	$1,408	$116	$1,365	$141	$1,391	$105
Underwriting loss		$(120)		$(144)		$(108)
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

Reserves and claim activity before (Gross) and after (Net) the effects of reinsurance
	2021		2020		2019
($ in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,204	$827	$1,172	$810	$1,266	$866
Incurred claims and claims expense	100	63	132	78	39	28
Claims and claims expense paid	(94)	(62)	(100)	(61)	(133)	(84)
Ending reserves	$1,210	$828	$1,204	$827	$1,172	$810

Annual survival ratio	12.9	13.4	12.0	13.6	8.8	9.6
3-year survival ratio	11.1	12.0	10.3	12.0	9.0	10.3

Environmental claims
Beginning reserves	$249	$206	$219	$179	$209	$170
Incurred claims and claims expense	50	40	49	44	42	36
Claims and claims expense paid	(26)	(20)	(19)	(17)	(32)	(27)
Ending reserves	$273	$226	$249	$206	$219	$179

Annual survival ratio	10.5	11.3	13.1	12.1	6.8	6.6
3-year survival ratio	10.6	10.6	10.5	10.3	8.1	8.1

Combined environmental and asbestos claims
Annual survival ratio	12.4	12.9	12.2	13.2	8.4	8.9
3-year survival ratio	11.0	11.7	10.3	11.6	8.8	9.9
Percentage of IBNR in ending reserves		54.8%	0	50.3%	0	48.8%
The survival ratio is calculated by taking our ending reserves divided by payments made during the year. This is a commonly used but simplistic and imprecise approach to measuring the adequacy of asbestos and environmental reserve levels. Many factors, such as mix of business, level of coverage provided and settlement procedures have significant impacts on the amount of environmental and asbestos claims and claims expense reserves, claim payments and the resultant ratio. As payments result in corresponding reserve reductions, survival ratios can be expected to vary over time. The asbestos and environmental net 3-year survival ratio in 2021 was comparable to 2020.
The Allstate Corporation 55

2021 Form 10-K Claims and Claims Expense Reserves

Net asbestos reserves by type of exposure and total reserve additions
	December 31, 2021		December 31, 2020		December 31, 2019
($ in millions)	Net reserves	% of reserves	Net reserves	% of reserves	Net reserves	% of reserves
Direct:
Primary	$8	1%	$10	1%	$12	1%
Excess	275	33	291	35	292	36
Total direct	283	34	301	36	304	37
Assumed reinsurance	104	13	122	15	127	16
IBNR	441	53	404	49	379	47
Total net reserves	$828	100%	$827	100%	$810	100%
Total reserve additions	$63		$78		$28
IBNR net reserves increased $37 million as of December 31, 2021 compared to December 31, 2020. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current policyholders and ceding companies.
Reinsurance and indemnification programs  We utilize reinsurance to reduce exposure to catastrophe risk and manage capital, and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Castle Key Insurance Company (“CKIC”) and Allstate New Jersey Insurance Company (“ANJ”). We purchase significant reinsurance to manage our aggregate countrywide exposure to an acceptable level. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process. We have also purchased reinsurance to mitigate exposures in our long-tail liability lines, including environmental, asbestos and other run-off lines as well as our commercial lines, including shared economy. We also participate in various indemnification mechanisms, including state-based industry pool or facility programs mandating participation by insurers offering certain coverage in their state and the federal government National Flood Insurance Program (“NFIP”). See Note 11 of the consolidated financial statements for additional details on these programs.
56 www.allstate.com

Claims and Claims Expense Reserves 2021 Form 10-K

Reinsurance and indemnification recoverables, net of the allowance established for uncollectible amounts
	S&P financial strength rating (1)	Reinsurance or indemnification recoverable on paid and unpaid claims, net
($ in millions)		2021	2020
Indemnification programs
State-based industry pool or facility programs
MCCA (2)	N/A	$6,695	$5,646
New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”)	N/A	371	389
North Carolina Reinsurance Facility (“NCRF”)	N/A	279	67
Florida Hurricane Catastrophe Fund (“FHCF”)	N/A	25	32
Other		7	8
Federal Government - NFIP	N/A	34	30
Subtotal		7,411	6,172

Catastrophe reinsurance recoverables
Sanders RE II LTD.	N/A	303	—
Renaissance Reinsurance Limited	A+	106	17
Swiss Reinsurance America Corporation	AA-	88	12
Other		873	168
Subtotal		1,370	197

Other reinsurance recoverables, net (3)
Aleka Insurance Inc.	N/A	187	165
Lloyd’s of London (“Lloyd’s”) (4)	N/A	165	166
Swiss Reinsurance America Corporation	AA-	75	20
Westport Insurance Corporation (4)	N/A	70	59
Other, including allowance for credit losses		576	337
Subtotal		1,073	747
Total Property-Liability		9,854	7,116
Protection Services		16	18
Total		$9,870	$7,134
(1)N/A reflects no S&P Global Ratings (“S&P”) rating available.
(2)As of December 31, 2021 and 2020, MCCA includes $51 million and $34 million of reinsurance recoverable on paid claims, respectively, and $6.64 billion and $5.61 billion of reinsurance recoverable on unpaid claims, respectively.
(3)Other reinsurance recoverables primarily relate to commercial lines, including shared economy, as well as asbestos, environmental and other liability exposures.
(4)A.M. Best ratings for Lloyd’s and Westport Insurance Corporation are A and A+, respectively.
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
The allowance for uncollectible reinsurance relates to other reinsurance programs primarily related to our Run-off Property-Liability segment. This allowance was $66 million and $59 million as of December 31, 2021 and 2020, respectively.
The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other
The Allstate Corporation 57

2021 Form 10-K Claims and Claims Expense Reserves
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
For further details related to our reinsurance and indemnification recoverables, see the Regulation section in Part I and Note 11 of the consolidated financial statements.

Effects of reinsurance ceded and indemnification programs on our premiums earned and claims and claims expense
	For the years ended December 31,
($ in millions)	2021	2020		2019
Allstate Protection - Premiums
Indemnification programs
State-based industry pool or facility programs
NCRF	$310	$63		$67
MCCA	20	61		89
PLIGA	7	7		8
FHCF	15	9		9
Other	420	34		18
Federal Government - NFIP	350	261		258
Catastrophe reinsurance	541	416		377
Other reinsurance programs	60	110		121
Total Allstate Protection	1,723	961		947
Run-off Property-Liability	—	—		—
Total Property-Liability	1,723	961		947
Protection Services	181	180		175
Total effect on premiums earned	$1,904	$1,141		$1,122

Allstate Protection - Claims
Indemnification programs
State-based industry pool or facility programs
MCCA	$611	$256		$208
NCRF	279	47		55
PLIGA	—	(40)		3
FHCF	13	15		31
Other	359	16		12
Federal Government - NFIP	267	87		150
Catastrophe reinsurance	1,719	(105)	(1)	(166)	(2)
Other reinsurance programs	85	88		94
Total Allstate Protection	3,333	364		387
Run-off Property-Liability	60	75		39
Total Property-Liability	3,393	439		426
Protection Services	91	91		98
Total effect on claims and claims expense	$3,484	$530		$524
(1)Decline reflects reestimates in claims and claims expense related subrogation settlements.
(2)Decline reflects reestimates in claims and claims expense related to the 2018 Camp Fire.
In 2021, ceded premiums earned increased primarily due to the addition of National General into our program and increased catastrophe reinsurance premium rates. In 2020, ceded premiums earned increased primarily due to increased catastrophe reinsurance premium rates. In 2021, ceded claims and claims expenses increased $2.95 billion primarily due to Hurricane Ida and Winter Storm Uri. In 2020, ceded claims and claims expenses decreased $6 million. For further discussion of these items, see Regulation, Indemnification Programs and Note 11 of the consolidated financial statements.
58 www.allstate.com

Claims and Claims Expense Reserves 2021 Form 10-K

Michigan personal injury protection reserve and claim activity before and after the effects of MCCA recoverables
	For the years ended December 31,
	2021		2020		2019
($ in millions)	Gross	Net	Gross	Net	Gross	Net
Beginning reserves	$6,282	$670	$6,106	$647	$5,975	$605
National General acquisition as of January 4, 2021	566	31	—	—	—	—
Incurred claims and claims expense-current year	398	132	312	98	446	202
Incurred claims and claims expense-prior years	403	59	107	65	(16)	20
Claims and claims expense paid-current year (1)	(35)	(35)	(47)	(42)	(55)	(53)
Claims and claims expense paid-prior years (1)	(227)	(110)	(196)	(98)	(244)	(127)
Ending reserves (2)	$7,387	$747	$6,282	$670	$6,106	$647
(1)Paid claims and claims expenses reported in the table for the current and prior years, recovered from the MCCA totaled $117 million, $103 million and $119 million in 2021, 2020 and 2019, respectively.
(2)Gross reserves for the year ended December 31, 2021, comprise 74% case reserves and 26% IBNR. Gross reserves for the year ended December 31, 2020, comprise 82% case reserves and 18% IBNR. Gross reserves for the year ended December 31, 2019, comprise 85% case reserves and 15% IBNR. The MCCA does not require member companies to report ultimate case reserves.
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

Pending, new and closed claims for Michigan personal injury protection exposure
	For the years ended December 31,
Number of claims (1)	2021	2020	2019
Pending, beginning of year	4,857	4,942	4,812
National General acquisition as of January 4, 2021	525	—	—
New	8,616	5,896	7,807
Closed	(8,577)	(5,981)	(7,677)
Pending, end of year	5,421	4,857	4,942
(1)Total claims includes those covered and not covered by the MCCA indemnification.
As of December 31, 2021, approximately 1,570 of our pending claims have been reported to the MCCA, of which approximately 70% represents claims that occurred more than 5 years ago. There are 59 Allstate brand claims with reserves in excess of $15 million as of December 31, 2021, which comprise approximately 21% of the gross ending reserves in the table above. As a result, significant developments with a single claimant can result in volatility in prior year incurred claims.
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
We anticipate completing the placement of our 2022 nationwide catastrophe reinsurance program in the second quarter of 2022. For further details of the existing 2021 program, see Note 11 of the consolidated financial statements.
The Allstate Corporation 59

2021 Form 10-K Allstate Health and Benefits
Allstate Health and Benefits Segment
Allstate Health and Benefits offers employer voluntary benefits, group health and individual health products, including life, accident, critical illness, hospital, short-term disability and other health products. Allstate Health and Benefits results include National General’s accident and health business, starting in the first quarter of 2021. Results prior to 2021 reflect historical Allstate Benefits results only.
In 2021, Allstate Health and Benefits represented 2.3% of total PIF and 5.2% of total adjusted net income. Our target customers are middle market consumers with family and financial protection needs. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2021	2020	2019
Revenues
Accident and health insurance premiums and contract charges	$1,821	$1,094	$1,145
Other revenue	359	—	—
Net investment income	74	78	83

Costs and expenses
Accident and health insurance policy benefits	(1,015)	(516)	(601)
Interest credited to contractholder funds	(34)	(33)	(34)
Amortization of DAC	(144)	(177)	(161)
Operating costs and expenses	(787)	(322)	(285)
Restructuring and related charges	(9)	(1)	—

Income tax expense on operations	(57)	(27)	(32)
Adjusted net income	$208	$96	$115

Benefit ratio (1)	55.7	47.2	52.5

Employer voluntary benefits (2)	3,804	3,950	4,183
Group health (3)	122	—	—
Individual health (4)	407	—	—
Policies in force as of December 31 (in thousands)	4,333	3,950	4,183
(1)Benefit ratio is calculated as accident and health insurance policy benefits divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Adjusted net income increased $112 million in 2021 compared to 2020, primarily due to the acquisition of National General’s group health and individual health business, which resulted in higher premiums and contract charges, partially offset by higher policy benefits and operating costs and expenses. Results for 2020 included an after-tax charge of $32 million related to the write-off of previously capitalized software.
Premiums and contract charges increased 66.5% or $727 million in 2021 compared to 2020, primarily due to the addition of group health and individual health business.

Premiums and contract charges by line of business
	For the years ended December 31,
($ in millions)	2021	2020	2019
Employer voluntary benefits	$1,031	$1,094	$1,145
Group health	350	—	—
Individual health	440	—	—
Premiums and contract charges	$1,821	$1,094	$1,145

60 www.allstate.com

Allstate Health and Benefits 2021 Form 10-K

New annualized premium sales (annualized premiums at initial customer enrollment) increased to $778 million in 2021. The increase in 2021 primarily relates to the addition of group health and individual health business.
Other revenue of $359 million in 2021 reflects commission revenue, administrative fees, agency fees and technology fees from the group health and individual health business.
Accident and health insurance policy benefits increased 96.7% or $499 million in 2021 compared to 2020, primarily due to the addition of the group health and individual health products and increased benefit utilization compared to the prior year.
Benefit ratio increased to 55.7 in 2021 compared to 47.2 in 2020 primarily due to a higher benefit ratio associated with group and individual health products added in 2021 and a higher benefit ratio for employer voluntary benefit products due to higher life mortality and lower accident and health claim experience in the prior year.
Amortization of DAC decreased 18.6% or $33 million in 2021 compared to 2020, primarily due to unfavorable adjustments associated with our annual review of assumptions in 2020 compared to favorable adjustments in 2021, and lower policy and certificate lapses for employer voluntary benefits.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life contracts resulted in a deceleration of DAC amortization (increase to income) of $2 million of the unamortized DAC asset balance in 2021 compared to $28 million acceleration of DAC amortization (decrease to income) in 2020.

Changes in DAC
	For the years ended
($ in millions)	2021	2020
Balance, beginning of year	$470	$527
National General acquisition	3	—
Acquisition costs deferred	146	120
Amortization of DAC before amortization relating to changes in assumptions (1)	(146)	(148)
Amortization relating to net gains and losses on investments and derivatives (1)	—	(1)
Amortization acceleration for DAC unlocking (1)	2	(28)
Effect of unrealized capital gains and losses (2)	2	—
Ending balance	$477	$470
(1)Included as a component of amortization of DAC on the Consolidated Statements of Operations.
(2)Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

Operating costs and expenses
	For the years ended December 31,
($ in millions)	2021	2020	2019
Non-deferrable commissions	$316	$99	$104
General and administrative expenses	471	223	181
Total operating costs and expenses	$787	$322	$285
Operating costs and expenses increased $465 million in 2021 compared to 2020, primarily due to the addition of the group health and individual health business in 2021. Results for 2020 included a write-off of capitalized software costs associated with a billing system.
Analysis of reserves

Reserve for future policy benefits
	As of December 31,
($ in millions)	2021	2020
Traditional life insurance and other	$313	$299
Accident and health insurance	960	729
Reserve for future policy benefits	$1,273	$1,028
The Allstate Corporation 61

2021 Form 10-K Allstate Health and Benefits
Allstate Health and Benefits reinsurance ceded
The vast majority of reinsurance relates to the disposition of long-term care and other closed blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

Reinsurance recoverables by reinsurer, net
	S&P financial strength rating	Reinsurance recoverable on paid and unpaid benefits

		As of December 31,
($ in millions)		2021	2020
Mutual of Omaha Insurance	A+	$55	$60
Everlake Life Insurance Company (1)	NR	39	—
Argo Capital Group Ltd.	NR	19	—
General Re Life Corporation	AA+	16	17
Midlands Casualty Insurance Company	NR	16	—
Other (2)		17	5
Credit loss allowance		(8)	(1)
Total		$154	$81
(1)A.M. Best rating is A+.
(2)As of December 31, 2021 and 2020, the other category includes $8 million and $4 million of recoverables due from reinsurers rated A- or better by S&P, respectively.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis. No reinsurance recoverables have been written off in the three-years ended December 31, 2021.

62 www.allstate.com

Investments 2021 Form 10-K

Investments
Overview and strategy
The return on our investment portfolios is an important component of our ability to offer good value to customers, fund business improvements and create value for shareholders. Investment portfolios are held for Property-Liability, Protection Services, Allstate Health and Benefits and Corporate and Other operations. While taking into consideration the investment portfolio in aggregate, management of the underlying portfolios is significantly influenced by the nature of each respective business and its corresponding liability profile. For each business, we identify a strategic asset allocation which considers both the nature of the liabilities and the risk and return characteristics of the various asset classes in which we invest. This allocation is informed by our long-term business and market expectations, as well as other considerations such as risk appetite, portfolio diversification, duration, desired liquidity and capital. Within appropriate ranges relative to strategic allocations, tactical allocations are made in consideration of prevailing and potential future market conditions. We manage risks that involve uncertainty related to interest rates, credit spreads, equity returns and currency exchange rates.
The Property-Liability portfolio emphasizes protection of principal and consistent income generation, within a total return framework. This approach has produced competitive returns over the long term and is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth. Products with lower liquidity needs, such as auto insurance and run-off lines, and capital create capacity to invest in less liquid higher yielding fixed income securities, performance-based investments such as limited partnerships and equity securities. Products with higher liquidity needs, such as homeowners insurance, are invested primarily in high quality liquid fixed income securities.
The Protection Services portfolio is focused on protection of principal and consistent income generation, within a total return framework. The portfolio is largely comprised of fixed income securities with a lesser allocation to equity securities and short-term investments.
The Allstate Health and Benefits portfolio is focused on protection of principal and consistent income generation while targeting an appropriate return on capital. The portfolio is largely comprised of fixed income securities and commercial mortgage loans with a small allocation to equity securities.
The Corporate and Other portfolio balances liquidity needs related to the corporate capital structure with the pursuit of returns.
We utilize two primary strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change.
Market-based strategy seeks to deliver predictable earnings aligned to business needs and take advantage of short-term opportunities primarily through public and private fixed income investments and public equity securities.
Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk. Returns are impacted by a variety of factors including general macroeconomic and public market conditions as public benchmarks are often used in the valuation of underlying investments. Variability in earnings will also result from the performance of the underlying assets or business and the timing of sales of those investments. Earnings from the sales of investments may be recorded as net investment income or net gains and losses on investments and derivatives. The portfolio, which primarily includes private equity and real estate with a majority being limited partnerships, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third-party manager, and often enhance returns and income through transformation at the company or property level. A portion of these investments seek returns in markets or asset classes that are dislocated or special situations, primarily in private markets.
The Allstate Corporation 63

2021 Form 10-K Investments
Coronavirus impacts
Future investment results will be influenced by the magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers, including the availability, utilization rate and effectiveness of vaccines, to mitigate health risks, which creates significant uncertainty. Supply chain disruptions and labor shortages have increased inflation, which may have an adverse impact on investment valuations and returns.
Investments Outlook
We plan to focus on the following priorities:
•Enhance investment portfolio returns through use of a dynamic capital allocation framework and focus on tax efficiency.
•Leverage our broad capabilities to manage the portfolio to earn higher risk-adjusted returns on capital.
•Invest for the specific needs and characteristics of Allstate’s businesses, including its corresponding liability profile.

We expect to maintain performance-based investments in our Property-Liability portfolio, consistent with our strategy to have a greater proportion of return derived from idiosyncratic asset or operating performance. Income related to performance-based investments will result in variability of earnings for the Property-Liability portfolio.
To reduce exposure to an increasing interest rate environment, we shortened the duration of the Property-Liability fixed income portfolio by selling longer duration corporate and municipal bonds and reinvesting in shorter duration fixed income and public equity securities, as well as through the use of derivatives. These actions to shorten duration, coupled with continued reinvestment at market yields below the current market-based portfolio yield, will result in lower net investment income in future periods, but will reduce the adverse portfolio valuation impact of rising interest rates.

Contractual maturities and yields of fixed income securities for the next three years
	Fixed income securities
($ in millions)	Carrying value	Investment yield
2022	$1,111	2.1%
2023	6,114	1.3
2024	4,702	2.1

Portfolio composition and strategy by reporting segment (1)
	As of December 31, 2021
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$36,397	$1,559	$1,825	$2,355	$42,136
Equity securities (3)	6,185	180	74	622	7,061
Mortgage loans, net	728	—	93	—	821
Limited partnership interests	8,018	—	—	—	8,018
Short-term investments (4)	3,424	151	51	383	4,009
Other investments, net	2,506	—	148	2	2,656
Total	$57,258	$1,890	$2,191	$3,362	$64,701

Percent to total	88.5%	2.9%	3.4%	5.2%	100.0%

Market-based	$48,642	$1,890	$2,191	$3,360	$56,083
Performance-based	8,616	—	—	2	8,618
Total	$57,258	$1,890	$2,191	$3,362	$64,701
(1)Balances reflect the elimination of related party investments between segments.
(2)Fixed income securities are carried at fair value. Amortized cost, net for these securities was $35.74 billion, $1.54 billion, $1.76 billion, $2.34 billion and $41.38 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)Equity securities are carried at fair value. The fair value of equity securities, held as of December 31, 2021, was $1.05 billion in excess of cost. These net gains were primarily concentrated in the technology, consumer goods, and banking sectors. Equity securities include $1.13 billion of funds with underlying investments in fixed income securities as of December 31, 2021.
(4)Short-term investments are carried at fair value.
Investments totaled $64.70 billion as of December 31, 2021, increasing from $59.54 billion as of December 31, 2020, primarily due to positive operating cash flows, proceeds from the sales of ALIC, ALNY and certain affiliates and National General acquisition, partially offset by lower fixed income valuations, common share repurchases and dividends paid to shareholders.
64 www.allstate.com

Investments 2021 Form 10-K

Portfolio composition by investment strategy
	As of December 31, 2021
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$42,049	$87	$42,136
Equity securities	6,689	372	7,061
Mortgage loans, net	821	—	821
Limited partnership interests	759	7,259	8,018
Short-term investments	4,009	—	4,009
Other investments, net	1,756	900	2,656
Total	$56,083	$8,618	$64,701
Percent to total	86.7%	13.3%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$759	$1	$760
Limited partnership interests	—	(1)	(1)
Other investments	(3)	—	(3)
Total	$756	$—	$756
During 2021, strategic actions focused on optimizing portfolio yield, return and risk in the more volatile and rising interest rate environment. We continued to increase performance-based investments in the Property-Liability portfolio including the addition of retained private equity and real estate investments from the sale of ALIC, ALNY and certain affiliates. We shortened the maturity profile of fixed income securities in our Property-Liability portfolio to 4.3 years to reduce exposure to an increasing interest rate environment.
Fixed income securities

Fixed income securities by type
	Fair value as of December 31,
($ in millions)	2021	2020
U.S. government and agencies	$6,273	$2,107
Municipal	6,393	7,578
Corporate	27,330	31,017
Foreign government	985	958
Asset-backed securities (“ABS”)	1,155	905
Total fixed income securities	$42,136	$42,565
Fixed income securities are rated by third-party credit rating agencies or are internally rated. As of December 31, 2021, 82.2% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure and liquidity risks of each issuer.
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
The Allstate Corporation 65

2021 Form 10-K Investments

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	December 31, 2021
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$6,273	$(14)	$—	$—	$—	$—
Municipal	6,124	257	254	5	—	—
Corporate
Public	4,179	63	10,477	258	1,649	72
Privately placed	1,624	10	3,631	42	2,777	42
Total corporate	5,803	73	14,108	300	4,426	114
Foreign government	984	3	1	—	—	—
ABS	1,088	3	11	—	9	—
Total fixed income securities	$20,272	$322	$14,374	$305	$4,435	$114

	B		CCC and lower		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$6,273	$(14)
Municipal	10	—	5	1	6,393	263
Corporate
Public	273	3	11	(6)	16,589	390
Privately placed	2,394	17	315	(5)	10,741	106
Total corporate	2,667	20	326	(11)	27,330	496
Foreign government	—	—	—	—	985	3
ABS	1	—	46	9	1,155	12
Total fixed income securities	$2,678	$20	$377	$(1)	$42,136	$760
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
Our $10.7 billion portfolio of privately placed securities is diversified by issuer, industry sector and country. The portfolio is made up of 553 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after fundamental analysis of issuers and sectors along with macro and asset class views. Ongoing monitoring includes continuous assessment of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year. Liquidity of securities issued by public entities in unregistered form is similar to public debt markets.
Our corporate bonds portfolio includes $7.42 billion of below investment grade bonds, $5.49 billion of which are privately placed. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 416 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
Foreign government securities consist of Canadian governmental and provincial securities (all of which are held by our Canadian companies).
ABS are structured securities that are primarily collateralized by consumer or corporate borrowings and residential and commercial real estate loans. The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating.
ABS includes collateralized debt obligations, consumer and other ABS. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees or insurance. ABS also includes
66 www.allstate.com

Investments 2021 Form 10-K

residential mortgage-backed securities and commercial mortgage-backed securities.
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
Equity securities of $7.06 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $821 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.
Limited partnership interests include $6.34 billion of interests in private equity funds, $920 million of interests in real estate funds and $759 million of interests in other funds as of December 31, 2021. We have commitments to invest additional amounts in limited partnership interests totaling $2.72 billion as of December 31, 2021.

Private equity limited partnerships by sector
(% of carrying value)	December 31, 2021
Industrial	19.4%
Healthcare	12.2
Information Technology	11.9
Consumer staples	10.5
Consumer discretionary	9.6
Utilities	8.8
Other	27.6
Total	100.0%

Real estate limited partnerships by sector
(% of carrying value)	December 31, 2021
Residential	25.5%
Industrial	23.6
Office	14.5
Other	36.4
Total	100.0%
Short-term investments of $4.01 billion primarily comprise money market funds, commercial paper, U.S. Treasury bills and other short-term investments, including securities lending collateral of $1.40 billion.
Other investments primarily comprise $1.57 billion of bank loans, $809 million of real estate, $148 million of policy loans and $12 million of derivatives as of December 31, 2021. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.

Direct real estate investments by sector
(% of carrying value)	December 31, 2021
Residential	29.9%
Agriculture	17.7
Retail	16.7
Industrial	15.2
Timber	12.6
Other	7.9
Total	100.0%

Unrealized net capital gains (losses)
	As of December 31,
($ in millions)	2021	2020
U.S. government and agencies	$(14)	$49
Municipal	263	478
Corporate	496	1,960
Foreign government	3	37
ABS	12	7
Fixed income securities	760	2,531
Derivatives	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships	(1)	(1)
Unrealized net capital gains and losses, pre-tax	$756	$2,527
The Allstate Corporation 67

2021 Form 10-K Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	As of December 31, 2021
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	$6,817	$176	$(42)	$6,951
Banking	3,975	54	(31)	3,998
Utilities	2,009	43	(28)	2,024
Technology	2,947	80	(23)	3,004
Communications	2,077	58	(21)	2,114
Financial services	1,936	41	(14)	1,963
Capital goods	2,615	75	(12)	2,678
Basic industry	1,249	56	(6)	1,299
Energy
Midstream	1,132	37	(4)	1,165
Integrated	119	6	—	125
Independent/upstream	312	18	(1)	329
Other	224	6	(1)	229
Total energy	1,787	67	(6)	1,848
Transportation	976	35	(5)	1,006
Other	446	3	(4)	445
Total corporate fixed income portfolio	26,834	688	(192)	27,330
U.S. government and agencies	6,287	12	(26)	6,273
Municipal	6,130	279	(16)	6,393
Foreign government	982	9	(6)	985
ABS	1,143	14	(2)	1,155
Total fixed income securities	$41,376	$1,002	$(242)	$42,136

Gross unrealized gains (losses) on fixed income securities by type and sector
	As of December 31, 2020
	Amortized cost	Gross unrealized		Fair value
($ in millions)		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	$7,820	$516	$(2)	$8,334
Banking	4,353	244	—	4,597
Utilities	2,749	156	(2)	2,903
Technology	2,443	191	(1)	2,633
Communications	2,529	201	(4)	2,726
Financial services	1,785	116	(2)	1,899
Capital goods	2,906	205	—	3,111
Basic industry	1,512	136	—	1,648
Energy
Midstream	1,095	72	(1)	1,166
Integrated	270	27	—	297
Independent/upstream	186	21	(1)	206
Other	139	9	(2)	146
Total energy	1,690	129	(4)	1,815
Transportation	1,055	84	(11)	1,128
Other	215	8	—	223
Total corporate fixed income portfolio	29,057	1,986	(26)	31,017
U.S. government and agencies	2,058	50	(1)	2,107
Municipal	7,100	480	(2)	7,578
Foreign government	921	37	—	958
ABS	898	10	(3)	905
Total fixed income securities	$40,034	$2,563	$(32)	$42,565
In general, the gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
68 www.allstate.com

Investments 2021 Form 10-K

Equity securities by sector
($ in millions)	December 31, 2021			December 31, 2020
	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value
Transportation	74	22	96	24	7	31
Energy
Midstream	39	7	46	65	(2)	63
Integrated	62	8	70	10	—	10
Independent/upstream	44	5	49	7	—	7
Other	14	3	17	2	1	3
Total energy	159	23	182	84	(1)	83
Utilities	122	23	145	37	3	40
Basic Industry	119	30	149	29	10	39
Capital Goods	$376	$37	$413	$92	$(4)	$88
Other (1)	3,413	811	4,224	823	211	1,034
Funds
Fixed income	1,108	24	1,132	804	55	859
Equities	645	75	720	847	147	994
Total funds	1,753	99	1,852	1,651	202	1,853
Total equity securities	$6,016	$1,045	$7,061	$2,740	$428	$3,168
(1) Other is comprised of communications, financial services, REITs, banking, consumer goods and technology sectors.

Net investment income
	For the years ended December 31,
($ in millions)	2021	2020	2019
Fixed income securities	$1,148	$1,232	$1,201
Equity securities	100	78	175
Mortgage loans	43	34	27
Limited partnership interests	1,973	238	296
Short-term investments	5	17	70
Other investments	195	124	131
Investment income, before expense	3,464	1,723	1,900
Investment expense
Investee level expenses	(60)	(36)	(51)
Securities lending expense	—	(4)	(27)
Operating costs and expenses	(111)	(93)	(94)
Total investment expense	(171)	(133)	(172)
Net investment income	$3,293	$1,590	$1,728

Property-Liability	$3,118	$1,421	$1,533
Protection Services	43	44	42
Allstate Health and Benefits	74	78	83
Corporate and Other	58	47	70
Net investment income	$3,293	$1,590	$1,728

Market-based	$1,429	$1,444	$1,557
Performance-based	2,035	279	343
Investment income, before expense	$3,464	$1,723	$1,900
Net investment income increased 107.1% or $1.70 billion in 2021 compared to 2020, primarily due to increases in performance-based income results, mainly from limited partnerships.
The Allstate Corporation 69

2021 Form 10-K Investments

Performance-based investment income
	For the years ended December 31,
($ in millions)	2021	2020	2019
Private equity	$1,660	$206	$212
Real estate	375	73	131
Total performance-based income before investee level expenses	$2,035	$279	$343

Investee level expenses (1)	(55)	(32)	(44)
Total performance-based income	$1,980	$247	$299
(1)Investee level expenses include asset level operating expenses reported in investment expense. In 2019, investee level expenses also included depreciation.
Performance-based investment income increased 701.6% or $1,733 million in 2021 compared to 2020, primarily due to increased valuations and net gains on sales of underlying investments. Performance-based investment income in 2021 includes income generated by certain investments which were classified as assets held for sale in 2020.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Components of net gains (losses) on investments and derivatives and the related tax effect
	For the year December 31,
($ in millions)	2021	2020	2019
Sales	$578	974	$519
Credit losses	(42)	(32)	(26)
Valuation change of equity investments - appreciation (decline):
Equity securities	544	139	858
Equity fund investments in fixed income securities	(24)	(22)	72
Limited partnerships (1)	(21)	(21)	141
Total valuation of equity investments	499	96	1,071
Valuation change and settlements of derivatives	49	49	(26)
Net gains (losses) on investments and derivatives, pre-tax	1,084	1,087	1,538
Income tax expense	(237)	(236)	(324)
Net gains (losses) on investments and derivatives, after-tax	$847	$851	$1,214

Property-Liability	$798	$774	$1,161
Protection Services	19	23	25
Allstate Health and Benefits	5	7	9
Corporate and Other	25	47	19
Net gains (losses) on investments and derivatives, after-tax	$847	$851	$1,214

Market-based	$917	$1,033	$1,444
Performance-based	167	54	94
Net gains (losses) on investments and derivatives, pre-tax	$1,084	$1,087	$1,538
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Sales in 2021 related primarily to sales of fixed income securities in connection with ongoing portfolio management and sales of real estate investments. Sales in 2020 related primarily to fixed income securities in connection with ongoing portfolio management.
Valuation change and settlements of derivatives in 2021 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. dollar and gains on interest rate futures used to manage asset duration and reduce exposure to increases in interest rates. 2020 primarily comprised gains on interest rate futures used for asset replication and equity futures used for risk management due to a decrease in indices, partially offset by losses on interest rate futures used for risk management and foreign currency contracts due to weakening of the U.S. dollar.
70 www.allstate.com

Investments 2021 Form 10-K

Net gains (losses) on performance-based investments and derivatives
	For the years ended December 31,
($ in millions)	2021	2020	2019
Sales	$111	$49	$79
Credit losses	(43)	(6)	(4)
Valuation change of equity investments	71	24	15
Valuation change and settlements of derivatives	28	(13)	4
Total performance-based	$167	$54	$94
Net gains on performance-based investments and derivatives in 2021 primarily related to gains on sales of real estate investments, increased valuation of equity investments, and gains on valuation and settlement of derivatives. 2020 primarily related to increased valuation of equity investments and gains on sales of real estate investments, partially offset by losses on valuation and settlement of derivatives.
The Allstate Corporation 71

2021 Form 10-K Market Risk
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
The active management of market risk is integral to our results of operations. We may use the following approaches to manage exposure to market risk within defined tolerance ranges:
1)Rebalance existing asset or liability portfolios
2)Change the type of investments purchased in the future
3)Use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased
Overview  In formulating and implementing guidelines for investing funds, we seek to earn attractive risk-adjusted returns that enhance our ability to offer competitive prices to customers while contributing to stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are informed by underlying risks. Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. Subsidiaries that conduct investment activities follow policies that have been approved by their respective boards of directors and which specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary. Executive oversight of investment activities is conducted primarily through the subsidiaries’ boards of directors and legal entity investment committees. The Enterprise Risk and Return Council (“ERRC”) oversees the aggregate risk of Allstate and its subsidiaries. Working in conjunction with the board or the investment committee of each subsidiary, as applicable, the ERRC evaluates the risk tolerance of each subsidiary and determines the aggregate risk tolerance of the enterprise.
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
Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets. Changes in interest rates can have favorable and unfavorable effects on our results. For example, increases in rates can improve investment income, but decrease the fair value of our fixed income securities portfolio which may require us to liquidate assets at losses. Decreases in rates could increase the fair value of our fixed income securities portfolio while decreasing investment income due to reinvesting at lower market yields and accelerating pay-downs and prepayments of certain investments.
For our corporate debt, we monitor market interest rates and evaluate refinancing opportunities as maturity dates approach. To mitigate this risk, we ladder the maturity dates of our debt. For our noncumulative perpetual preferred stock, we monitor market dividend rates and evaluate opportunities to redeem or refinance on or after specified dates. For further detail regarding our debt and our preferred stock, see Note 13 of the consolidated financial
72 www.allstate.com

Market Risk 2021 Form 10-K

statements and the Capital Resources and Liquidity section of this Item.
Our assessment of interest rate risk includes assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, leverage or option features of instruments, where applicable. The preceding assumptions relate primarily to callable municipal and corporate bonds, mortgage-backed securities and municipal housing bonds. Additionally, the calculations include assumptions regarding the renewal of property and casualty products. As of December 31, 2021, the fixed income portfolio duration was 4.20 compared to 5.02 as of December 31, 2020.

Interest rate shock analysis (1)
As of December 31, 2021
($ in millions)	Fair Value of invested assets
-100 bps change	$1,625
+100 bps change	(1,638)
+200 bps change	(3,215)
(1)Represents an immediate, parallel increase or decrease based on information and assumptions used in the duration calculations and market interest rates as of December 31, 2021.
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
Spread duration is calculated similarly to interest rate duration. As of December 31, 2021, the spread duration was 4.39 compared to 4.74 as of December 31, 2020.

Credit spread shock analysis (1)
	As of December 31,
($ in millions)	2021	2020
Decrease in net fair value of the assets (2)	$1,731	$2,042
(1)Represents an immediate, parallel increase of 100 basis points across all asset classes, industry sectors and credit ratings based on information and assumptions used in the spread duration calculations and market interest rates as of December 31, 2021.
(2)Reflects effects of tactical positions that include the use of credit default swaps to manage spread risk.
Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the markets.
Equity investments As of December 31, 2021, we held $6.69 billion in equity securities, excluding those with fixed income securities as their underlying investments, and limited partnership interests where the underlying assets are predominately public equity securities, compared to $2.52 billion as of December 31, 2020. 97.7% of the common stocks and other investments with public equity risk supported property and casualty products as of December 31, 2021, compared to 95.5% as of December 31, 2020. As of December 31, 2021, these investments had an equity market portfolio beta of 1.06, compared to a beta of 1.07 as of December 31, 2020. Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”).

Change in S&P 500 by 10%
	As of December 31,
($ in millions)	2021	2020
Change in net fair value of equity investments	$708	$269
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
Limited partnership interests As of December 31, 2021, we held $7.26 billion in limited partnership interests excluding those limited partnership interests where the underlying assets are predominately public equity securities compared to $4.35 billion as of December 31, 2020. All of our limited partnership interests supported property and casualty products as of December 31, 2021 and 2020. These investments are primarily comprised of private equity and real estate funds. These investments are idiosyncratic in nature and a greater portion of the return is derived from asset operating performance. They are not actively
The Allstate Corporation 73

2021 Form 10-K Market Risk
traded, and valuation changes typically reflect the performance of the underlying asset.

Change in private market valuations by 10%
	As of December 31,
($ in millions)	2021	2020
Change in net fair value of limited partnership interests	$726	$435
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
As of December 31, 2021, we had $2.04 billion in foreign currency denominated equity investments, including the impact of foreign currency derivative contracts, $1.30 billion net investment in our foreign subsidiaries, primarily related to our Canada operations, and $27 million in unhedged non-U.S. dollar fixed income securities. These amounts were $671 million, $1.30 billion, and $28 million, respectively, as of December 31, 2020.

Change in foreign currency exchange rates (1)
	As of December 31,
($ in millions)	2021	2020
Decrease in value of foreign currency denominated instruments	$396	$246
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
74 www.allstate.com

Capital Resources and Liquidity 2021 Form 10-K

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
	As of December 31,
($ in millions)	2021	2020	2019
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$24,524	$26,913	$24,048
Accumulated other comprehensive (loss) income	655	3,304	1,950
Total Allstate shareholders’ equity	25,179	30,217	25,998
Debt	7,976	7,825	6,631
Total capital resources	$33,155	$38,042	$32,629
Ratio of debt to Allstate shareholders’ equity	31.7%	25.9%	25.5%
Ratio of debt to capital resources	24.1%	20.6%	20.3%
Shareholders’ equity decreased in 2021, primarily due to loss on disposition from the sales of ALIC, ALNY and certain affiliates, common share repurchases, decreased net unrealized capital gains on investments and dividends paid to shareholders, partially offset by net income. In 2021, we paid dividends of $885 million and $114 million related to our common and preferred shares, respectively. Shareholders’ equity increased in 2020, primarily due to net income and increased net unrealized capital gains on investments, partially offset by common share repurchases, dividends paid to shareholders and redemption of preferred stock. In 2020, we paid dividends of $668 million and $108 million related to our common and preferred shares, respectively.
Common share repurchases  In August 2021, the Board authorized a new $5.00 billion common share repurchase program that is expected to be completed by March 31, 2023. We also completed the $3.00 billion common share repurchase program that commenced in February 2020.
In August 2021, we entered into an accelerated share repurchase agreement (“ASR agreement”) with JP Morgan Chase Bank, to purchase $750 million of our outstanding common stock. Under the ASR agreement, we paid $750 million upfront and initially acquired 4.7 million shares. The ASR agreement concluded on September 17, 2021, and we repurchased a total of 5.6 million shares at an average price of $133.39.
As of December 31, 2021, there was $3.30 billion remaining in the $5.00 billion program.
During 2021, we repurchased 26.3 million common shares, or 8.7% of total common shares outstanding as of December 31, 2020, for $3.26 billion. The common share repurchases were completed through open market transactions and ASR agreements.
Since 1995, we have acquired 769 million shares of our common stock at a cost of $40.24 billion, primarily as part of various stock repurchase programs. We have reissued 151 million common shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total common shares outstanding has decreased by 618 million shares or 68.8%, primarily due to our repurchase programs.
Common shareholder dividends On January 4, 2021, April 1, 2021, July 1, 2021, and October 1, 2021, we paid common shareholder dividends of $0.54, $0.81, $0.81 and $0.81, respectively. On November 19, 2021, we declared a common shareholder dividend of $0.81, payable on January 3, 2022.
Redemption of preferred stock On July 15, 2021, we redeemed all outstanding Depositary shares, representing 1/40th of a share of National General’s 7.50% Noncumulative Preferred Stock, Series C and the underlying shares of 7.50% Noncumulative Preferred Stock, Series C, par value $0.01 per share for a total redemption of $200 million.

The Allstate Corporation 75

2021 Form 10-K Capital Resources and Liquidity
Financial ratings and strength

Senior long-term debt, commercial paper and insurance financial strength ratings
As of December 31, 2021
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
The Allstate Corporation (the “Corporation”) and Allstate Insurance Company (“AIC”) In January 2021, Moody’s affirmed The Allstate Corporation’s debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength rating of Aa3 for Allstate Insurance Company (“AIC”). The outlook for the ratings is stable.
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
American Heritage Life (“AHL”) In July 2021, A.M. Best affirmed the insurance financial strength rating of A+ for AHL. The outlook for the rating is stable.
Other property and casualty companies We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. In July 2021, A.M. Best affirmed the A rating of ANJ, which writes auto and homeowners insurance in New Jersey, and the A+ rating of North Light, our excess and surplus lines carrier. The outlook for the ANJ rating and North Light rating is stable. ANJ also has a Financial Stability Rating® of A" from Demotech, which was affirmed in September 2021. In July 2021, A.M. Best affirmed the B+ rating of CKIC, which underwrites personal lines property insurance in Florida. CKIC also has a Financial Stability Rating of A’ from Demotech that was affirmed in August 2021. ANJ, North Light and CKIC do not have support agreements with AIC.
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
The property and casualty business is comprised of 57 insurance companies as of December 31, 2021, each of which has individual company dividend limitations. As of December 31, 2021, total statutory surplus is $21.51 billion compared to $21.38 billion as of December 31, 2020. Property and casualty subsidiaries surplus was $21.19 billion as of December 31, 2021, compared to $17.13 billion as of December 31, 2020. Life insurance subsidiaries surplus was $322 million as of December 31, 2021, compared to $4.26 billion as of December 31, 2020.

76 www.allstate.com

Capital Resources and Liquidity 2021 Form 10-K

The National Association of Insurance Commissioners (“NAIC”) has developed financial relationships or tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by state insurance regulators. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined “usual ranges”. Additional regulatory scrutiny may occur if a company’s ratios fall outside the usual ranges for four or more of the ratios. Two of our domestic insurance companies have more than four ratios outside the usual ranges.
Liquidity sources and uses Our potential sources and uses of funds principally include the following activities below.

Activities for potential sources of funds
	Property- Liability	Protection Services	Allstate Health and Benefits	Corporate and Other
Receipt of insurance premiums	✓	✓	✓
Recurring service fees	✓	✓	✓
Contractholder fund deposits			✓
Reinsurance and indemnification program recoveries	✓	✓	✓
Receipts of principal, interest and dividends on investments	✓	✓	✓	✓
Sales of investments	✓	✓	✓	✓
Funds from securities lending, commercial paper and line of credit agreements	✓			✓
Intercompany loans	✓	✓	✓	✓
Capital contributions from parent	✓	✓	✓	✓
Dividends or return of capital from subsidiaries	✓	✓	✓	✓
Tax refunds/settlements	✓	✓	✓	✓
Funds from periodic issuance of additional securities				✓
Receipt of intercompany settlements related to employee benefit plans				✓

Activities for potential uses of funds
	Property- Liability	Protection Services	Allstate Health and Benefits	Corporate and Other
Payment of claims and related expenses	✓	✓
Payment of contract benefits, surrenders and withdrawals			✓
Reinsurance cessions and indemnification program payments	✓	✓	✓
Operating costs and expenses	✓	✓	✓	✓
Purchase of investments	✓	✓	✓	✓
Repayment of securities lending, commercial paper and line of credit agreements	✓			✓
Payment or repayment of intercompany loans	✓	✓	✓	✓
Capital contributions to subsidiaries	✓	✓	✓	✓
Dividends or return of capital to shareholders/parent company	✓	✓	✓	✓
Tax payments/settlements	✓	✓	✓	✓
Common share repurchases				✓
Debt service expenses and repayment	✓			✓
Payments related to employee benefit plans	✓	✓	✓	✓
Payments for acquisitions	✓	✓	✓	✓
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
Short-term contractual obligations are typically settled with cash or short-term investments and operating cash flows. Most of these obligations are paid within one year. These include unconditional purchase obligations, other liabilities and accrued
The Allstate Corporation 77

2021 Form 10-K Capital Resources and Liquidity
expenses, including liabilities for collateral and operating leases, and net unrecognized tax benefits.
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
As of December 31, 2021, we held $13.27 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would expect to be able to liquidate within one week. In addition, we regularly estimate how much of the total portfolio, which includes high quality corporate fixed income and municipal holdings, can be reasonably liquidated within one quarter. These estimates are subject to considerable uncertainty associated with evolving market conditions. As of December 31, 2021, cash and estimated liquidity available within one quarter, under normal market conditions and at current market prices, was $25.4 billion.
Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in our senior long-term debt ratings to non-investment grade status, or a downgrade in AIC’s financial strength ratings. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.
The Allstate Corporation is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain subsidiaries, which includes, but is not limited to AIC. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. AIC serves as a lender and borrower, certain other subsidiaries serve only as borrowers, and the Corporation serves only as a lender. The maximum amount of potential funding under each of these agreements is $1.00 billion.
In addition to the Liquidity Agreement, the Corporation also has an intercompany loan agreement with certain of its subsidiaries, which includes, but is not limited to, AIC. The amount of intercompany loans available to the Corporation’s subsidiaries is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.
Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $3.31 billion as of December 31, 2021, primarily comprised of cash and investments that are generally saleable within one quarter. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
The payment of dividends by AIC to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on the greater of 2021 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2022 is estimated at $5.51 billion, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities are also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.
These holding company assets and subsidiary dividends provide funds for the parent company’s fixed charges and other corporate purposes.
Intercompany dividends were paid in 2021, 2020 and 2019 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation, ALIC, American Heritage Life Insurance Company (“AHL”) and Allstate Financial Insurance Holdings Corporation (“AFIHC”).

Intercompany dividends
($ in millions)	2021	2020	2019
AIC to AIH	$5,946	$4,435	$2,732
AIH to the Corporation	5,586	4,443	2,747
ALIC to AIC	1,642	—	75
AHL to AFIHC	90	80	80
AFIHC to the Corporation	128	115	50
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of December 31, 2021, we satisfied all the requirements with no current restrictions on the payment of preferred stock dividends. There were no capital contributions paid by the Corporation to AIC in 2021, 2020 or 2019.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to
78 www.allstate.com

Capital Resources and Liquidity 2021 Form 10-K

certain limited exceptions. In 2021, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. In November 2021, the maturity date of this facility was extended to November 2026. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 19.0% as of December 31, 2021. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2021.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of December 31, 2021, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 619 million shares of treasury stock as of December 31, 2021), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
Long-term contractual obligations
Defined benefit pension plans and other postretirement benefit plans (“OPEB”) Pension plan obligations within the next 12 months represent our planned contributions to certain unfunded non-qualified plans where the benefit obligation exceeds the assets. Obligations beyond 12 months are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans’ obligations are estimated based on the expected benefits to be paid. See Note 18 of the consolidated financial statements for further information.
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
Reserve for future policy benefits and contractholder funds We estimate the present value of cash payments to be made to contractholders and policyholders. We are currently making payments for contracts where the timing of a portion or all of the payments has been determined by the contract. Contracts such as voluntary accident and health insurance, interest-sensitive life and traditional life insurance involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. See Note 10 of the consolidated financial statements for further information.
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
The Allstate Corporation 79

2021 Form 10-K Enterprise Risk and Return Management
Enterprise Risk and Return Management
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
•The Enterprise Risk and Return Council (“ERRC”), directs ERRM activities by establishing risk and return targets, determining economic capital levels and monitoring integrated strategies and actions from an enterprise risk and return perspective. The ERRC consists of Allstate’s chief executive officer, vice chair, chief financial officer, chief risk officer and other senior leaders.
•Other key committees work with the ERRC to direct ERRM activities, including the Operating Committee, the Operational Risk and Return Council, the Information Security Council, the ESG (Environmental, Social, and Governance) Steering
80 www.allstate.com

Enterprise Risk and Return Management 2021 Form 10-K

Committee, liability governance committees, and investment committees.
Key risks are assessed and reported through comprehensive ERRM reports prepared for senior management and the RRC. The risk summary report communicates alignment of Allstate’s risk profile with risk and return principles while providing a perspective on risk positioning. Discussion promotes active engagement with management and the RRC. Internal controls over key risks are managed and reported to senior management and the Audit Committee of the Company through a semi-annual risk control dashboard. Annually, we review risks related to the strategic plan, operating plan and incentive compensation programs with the Allstate Board.
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
A summary of our process to manage each of our major risk categories follows:
Strategic risk and return management addresses loss associated with inadequate or flawed business planning or strategy setting, including product mix, mergers or acquisitions and market positioning, and unexpected changes within the market or regulatory environment in which Allstate operates. This includes reputational risk, which is the potential for negative publicity regarding a company’s conduct or business practices to adversely impact its profitability, operations, or consumer base, or to require costly litigation and other defensive measures.
We manage strategic risk in part through Allstate Board and senior management strategy reviews that include risk and return assessment of our strategic plans and ongoing monitoring of strategic actions, key assumptions and the external competitive environment. Using the ERRM framework, Allstate designs strategies that seek to optimize risk-adjusted returns on economic capital for risk types including interest rate risk, credit risk, equity investments, including those with idiosyncratic return potential, auto profitability and property risk exposure.
Insurance risk and return management addresses fluctuations in the timing, frequency and severity of benefits, expenses, and premiums relative to the return expectations inclusive of systemic risk, concentration of insurance exposures, policy terms, reinsurance coverage, and claims handling practices.
Insurance risk is the potential for loss due to adverse changes in actual or anticipated insurance claims experience (including claims adjustment expenses), net of reinsurance, and lost future profits. Insurance risk exposures include our operating results and financial condition, claims frequency and severity, and catastrophe and severe weather.
Insurance risk exposures are measured and monitored with different approaches including:
•Stochastic methods: measure and monitor risks such as natural catastrophes and severe weather. We develop probabilistic estimates of risk based on our exposures, historical observed volatility or industry-recognized models in the case of catastrophe risk.
•Scenario analysis: measures and monitors risks and estimated losses due to extreme low frequency events that include combined multiple event scenarios across risk categories and time periods.
The Allstate Corporation 81

2021 Form 10-K Enterprise Risk and Return Management
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

Operational risk and return management addresses loss as a result of the failure of people, processes, or systems. Operational risk exposures include human capital, privacy, regulatory compliance, ethics, fraud, system availability, cybersecurity, data quality, disaster recovery and business continuity.
Operational risk is managed at the enterprise and market-facing business levels, through an integrated Operational Risk and Return Management (“ORRM”) program, with resources throughout the enterprise identifying, measuring, monitoring, managing, and reporting on operational risks at a detailed level.
From time to time, we engage independent advisers to assess and consult on operational risks. We also perform assessments of the quality of our operational risk program and identify opportunities to strengthen our internal controls.
Culture risk and return management addresses the potential for loss of stakeholder value from a suboptimal work environment, missed opportunities, or ineffective risk management practices. Allstate defines organization culture as a self-sustaining system of shared values, principles and priorities that shape beliefs, drive behavior and influence decision-making within an organization. Allstate’s approach is grounded in its Risk and Return Principles and organized by Our Shared Purpose.
Culture is managed using a set of cultural risk categories established as a basis for assessment and measurement, and the learning loop is applied to ensure continuous improvement. Results of culture risk assessments are reported to the ERRC and RRC throughout the year. To strengthen oversight, the Culture Risk and Return Management (“CRRM”) team partners with Human Resources and the broader organization to enhance the sophistication of the CRRM framework, including the following key components:
•Key risk categories, defining the most important areas of culture to track and enhance.
•Key risk indicators, reflecting the health of the system, providing early warnings, and helping Allstate prioritize risk and return activities.
•Governance, ensuring timely discussion, escalation, and prioritization of issues, as well as identification of opportunities.
Many risk drivers impact more than one of these key risk categories. Examples include risks related to the Coronavirus, inflation, and ESG factors. Such risks are managed within processes listed above, but overall strategy is coordinated at the enterprise level, and holistic governance is provided by cross-functional committees such as the Enterprise Risk and Return Council and ESG Steering Committee.
82 www.allstate.com

Application of Critical Accounting Estimates 2021 Form 10-K
Application of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates, presented in the order they appear in the Consolidated Statements of Financial Position, include those used in determining:
•Fair value of financial assets
•Impairment of fixed income securities with credit losses
•Business combinations and purchase price allocations
•Evaluation of goodwill
•Reserve for property and casualty insurance claims and claims expense estimation
•Pension and other postretirement plans net costs and assumptions
In making these determinations, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.
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
The Allstate Corporation 83

2021 Form 10-K Application of Critical Accounting Estimates
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
During periods of high volatility or market disruption, we may perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2021 and 2020, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

Fixed income, equity securities and short-term investments by source of fair value determination
	December 31, 2021
($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$275	0.5%
Fair value based on external sources (1)	52,931	99.5
Total	$53,206	100.0%
(1)Includes $94 million that are valued using broker quotes and $290 million that are valued using quoted prices or quoted net asset values from deal sponsors.
For additional detail on fair value measurements, see Note 6 of the consolidated financial statements.
Impairment of fixed income securities with credit losses For fixed income securities classified as available-for-sale, the difference between amortized cost, net of credit loss allowance (“amortized cost, net”) and fair value, net of certain other items and deferred income taxes (as disclosed in Note 5 of the consolidated financial statements), is reported as a component of AOCI on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a credit loss allowance is recorded. We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income security that may require a credit loss allowance.
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
If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We calculate the estimated recovery value based on the best estimate of future cash flows considering past events, current conditions and reasonable and
84 www.allstate.com

Application of Critical Accounting Estimates 2021 Form 10-K
supportable forecasts. The estimated future cash flows are discounted at the security’s current effective rate, and are compared to the amortized cost of the security. The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement.
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
Business combinations and purchase price allocations We have acquired significant intangible assets through acquisitions of businesses. Intangible assets (reported in other assets in the Consolidated Statements of Financial Position) consist of capitalized costs, primarily of the estimated fair value of distribution and customer relationships, trade names, licenses and technology assets. The estimated useful lives of these assets generally range from 3 to 10 years.
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
Value of business acquired (reported in DAC in the Consolidated Statements of Financial Position) recognized in connection with the acquisition of National General represents the value of future profits expected to be earned over the lives of the contracts acquired determined using a weighted-average cost of capital discount and other relevant assumptions. These costs are amortized over the policy term of the contracts in force at the acquisition date, generally over six or twelve months.
Evaluation of goodwill Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, less any impairment of goodwill recognized. Goodwill is recognized when acquired and allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination. Our goodwill reporting units are equivalent to our reportable segments: Allstate Protection, Protection Services, and Allstate Health and Benefits to which goodwill has been assigned.
The goodwill balance was $3.50 billion and $2.37 billion at December 31, 2021 and 2020, respectively. During 2021, our goodwill increased primarily reflecting the acquisition of National General and SafeAuto.
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
The Allstate Corporation 85

2021 Form 10-K Application of Critical Accounting Estimates
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
Characteristics of reserves Reserves are established independently of business segment management for each business segment and line of business based on estimates of the ultimate cost to settle claims, less losses that have been paid. The significant lines of business are auto, homeowners, and other personal lines for Allstate Protection, and asbestos, environmental, and other run-off lines for Run-off Property-Liability. Allstate Protection’s claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. Auto and homeowners liability losses generally take an average of about two years to settle, while auto physical damage, homeowners property and other personal lines have an average settlement time of less than one year. Run-off Property-Liability involves long-tail losses, such as those related to asbestos and environmental claims, which often involve substantial reporting lags and extended times to settle.
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
See Run-off Property-Liability reserve estimates section for specific disclosures of industry and actuarial best practices for this segment.
In the chain ladder estimation technique, a ratio (development factor) is calculated which compares current period results to results in the prior period for
86 www.allstate.com

Application of Critical Accounting Estimates 2021 Form 10-K
each accident year. Typically, a multi-year average development factor, based on historical results, is used to estimate the development of losses of each accident year into the next time period. The effects of inflation are implicitly considered in the reserving process, the implicit assumption being that a development factor includes an adequate provision. The development factor estimation methodology may require modification when data changes due to changing claim reporting practices, changing claim settlement patterns, external regulatory or financial influences, or contractual coverage changes. The modifications include exclusion of unusual losses or aberrations and adjustment of historical data to present conditions. Actuarial judgment is then applied to develop a best estimate of gross ultimate losses. These developments are discussed further in the loss ratio disclosures within the Allstate Protection Segment and the Claims and Claims Expense Reserves sections of the MD&A.
How reserve estimates are established and updated Reserve estimates are developed at a very detailed level, and the results are aggregated to form a consolidated reserve estimate. The detailed estimates include each line of insurance, major components of losses (such as coverages and perils), major states or groups of states and for reported losses and IBNR. The actuarial methods described above are used to analyze the settlement patterns of claims used in the reserve estimation process. Development factors are calculated for data elements such as claim counts reported and settled, paid losses, and paid losses combined with case reserves. The calculation of development factors from changes in these data elements also impacts claim severity trends. The historical development patterns for these data elements are used to calculate reserve estimates.
Estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which we select our best estimate. Actuarial judgments that may be applied to these components generally do not have a material impact on the consolidated level of reserves. Based on this review our best estimate of required reserves is recorded.
Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process continuously incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results (claims reported or settled, losses paid, or changes to case reserves) occur differently than the assumptions contained in the previous development factor calculations. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate and is recognized as an increase or decrease in claims and claims expense in the Consolidated Statements of Operations. A more detailed discussion of reserve reestimates is presented in the Claims and Claims Expense Reserves section of the MD&A.

Favorable (unfavorable) impact of reserve reestimates on net income applicable to common shareholders (1)
	2021	2020	2019
Net reserve reestimates, after-tax	(6.5)%	6.3%	2.2%
(1)2020 includes approximately $495 million of favorable reserve reestimates related to the PG&E Corporation and Southern California Edison subrogation settlements.

3-year average of net reserve reestimates as a percentage of total reserves for each segment (1) (2)
2021
Allstate Protection	(1.3)%
Run-off Property-Liability	8.7%
Protection Services	(4.7)%
(1)Favorable reserve reestimates are shown in parentheses.
(2)Each of these results is consistent within a reasonable actuarial tolerance for the respective businesses.

Net claims and claims expense reserves by segment and line of business
	As of December 31,
($ in millions)	2021	2020	2019
Allstate Protection
Auto	$15,134	$14,164	$14,728
Homeowners	3,741	2,315	2,138
Other lines (1)	3,249	2,657	2,530
Total Allstate Protection	22,124	19,136	19,396
Run-off Property-Liability
Asbestos	828	827	810
Environmental	226	206	179
Other run-off lines	367	375	376
Total Run-off Property-Liability	1,421	1,408	1,365
Total Protection Services	36	33	39
Total net claims and claims expense reserves	$23,581	$20,577	$20,800
(1)2021 includes the unamortized fair value adjustment related to the acquisition of National General.
The Allstate Corporation 87

2021 Form 10-K Application of Critical Accounting Estimates
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
Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using processes described above. Changes in auto claim frequency may result from changes in mix of business, the rate of distracted driving, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy, the effectiveness and efficiency of our claim practices and changes in mix of claim type. We mitigate these effects through various loss management programs. Injury claims are affected largely by medical cost inflation while physical damage claims are affected largely by auto repair cost inflation and used car prices. For auto physical damage coverages, we monitor our rate of increase in average cost per claim against the auto maintenance, repair, parts and equipment price indices. We believe our claim settlement initiatives, such as improvements to the claim review and settlement process, the use of special investigative units to detect fraud and handle suspect claims, litigation management and defense strategies, as well as various other loss management initiatives underway, contribute to the mitigation of injury and physical damage severity trends.
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
88 www.allstate.com

Application of Critical Accounting Estimates 2021 Form 10-K
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
To develop a statistical indication of potential
The Allstate Corporation 89

2021 Form 10-K Application of Critical Accounting Estimates
reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last twelve years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, excluding reserves for catastrophe losses, within a reasonable probability of other possible outcomes, may be approximately plus or minus 4%, or plus or minus $900 million in net income applicable to common shareholders. A lower level of variability exists for auto injury losses, which comprise approximately 80% of reserves, due to their relatively stable development patterns over a longer duration of time required to settle claims. Other types of losses, such as auto physical damage, homeowners losses and other personal lines losses, which comprise about 20% of reserves, tend to have greater variability but are settled in a much shorter period of time. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Claims and Claims Expense Reserves section of the MD&A.
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
For additional information related to indemnification recoverables, see Item 1 - Regulation, Indemnification Programs and Note 11 of the consolidated financial statements.
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
Run-off Property-Liability reserve estimates
Characteristics of Run-off exposure Our exposure to asbestos, environmental and other run-off claims arise principally from assumed reinsurance coverage written during the 1960s through the mid-1980s, including reinsurance on primary insurance written on large U.S. companies, and from direct excess commercial insurance written from 1972 through 1985, including substantial excess general liability coverages on large U.S. companies. Additional exposure stems from direct primary commercial insurance written during the 1960s through the mid-1980s. Asbestos claims relate primarily to bodily injuries asserted by claimants who were exposed to asbestos or products
90 www.allstate.com

Application of Critical Accounting Estimates 2021 Form 10-K
containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. Other run-off claims exposures primarily relate to general liability and product liability mass tort claims, such as those for medical devices and other products, workers’ compensation claims and claims for various other coverage exposures other than asbestos and environmental.
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
Our exposure to liability for asbestos, environmental and other run-off claims losses manifests differently depending on whether it arises from assumed reinsurance coverage, direct excess commercial insurance or direct primary commercial insurance. The direct insurance coverage we provided that covered asbestos, environmental and other run-off claims was substantially “excess” in nature.
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
Our assumed reinsurance business involved writing generally small participations in other insurers’ reinsurance programs. The reinsured losses in which we participate may be a proportion of all eligible losses or eligible losses in excess of defined retentions. Of the majority of our assumed reinsurance exposure, approximately 85%, is for excess of loss coverage, while the remaining 15% is for pro-rata coverage.
Our direct primary commercial insurance business did not include coverage to large asbestos manufacturers. This business comprises a cross section of policyholders engaged in many diverse business sectors throughout the country.
How reserve estimates are established and updated We conduct an annual review in the third quarter to evaluate, establish and adjust as necessary, asbestos, environmental and other run-off claims reserves. Changes to reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive methodology determines asbestos reserves based on assessments of the characteristics of exposure (i.e. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, and determines environmental reserves based on assessments of the characteristics of exposure (i.e. environmental damages, respective shares of liability of potentially responsible parties, appropriateness and cost of remediation) to pollution and related clean-up costs. The number and cost of these claims are affected by advertising by trial lawyers seeking asbestos plaintiffs, and entities with asbestos exposure seeking bankruptcy protection as a result of asbestos liabilities, initially causing a delay in the reporting of claims, often followed by an acceleration and an increase in claims and claims expenses as settlements occur.
After evaluating our insureds’ probable liabilities for asbestos and environmental claims, we evaluate our insureds’ coverage programs for such claims. We consider our insureds’ total available insurance coverage, including the coverage we issued. We also consider relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.
Evaluation of both the insureds’ estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2021 and 2020, IBNR was 54.8% and 50.3%, respectively, of combined net asbestos and environmental reserves.
For both asbestos and environmental reserves, we also evaluate our historical direct net loss and expense paid and incurred experience to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and incurred activity. Other run-off claims reserves are based on considerations similar to those described above, as they relate to the characteristics of specific individual coverage exposures.
Potential reserve estimate variability Establishing Run-off Property-Liability net loss reserves for asbestos, environmental and other run-off claims is subject to uncertainties that are much greater than those presented by other types of property and casualty claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs’ evolving and expanding theories of liability; availability and collectability of recoveries from reinsurance; retrospectively determined premiums and other contractual agreements; estimates of the extent and timing of any contractual liability; the impact of bankruptcy protection sought by
The Allstate Corporation 91

2021 Form 10-K Application of Critical Accounting Estimates
various asbestos producers and other asbestos defendants; and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Our reserves for asbestos and environmental exposures could be affected by tort reform, class action litigation, and other potential legislation and judicial decisions. Environmental exposures could also be affected by a change in the existing federal Superfund law and similar state statutes. There can be no assurance that any reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of asbestos or environmental claims. We believe these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves. Historical variability of reserve estimates is demonstrated in the Claims and Claims Expense Reserves section of the MD&A.
Adequacy of reserve estimates Management believes its net loss reserves for asbestos, environmental and other run-off claims exposures are appropriately established based on available facts, technology, laws, regulations, and assessments of other pertinent factors and characteristics of exposure (i.e. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.
Further discussion of reserve estimates For further discussion of these estimates and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Note 9 and Note 15 of the consolidated financial statements and the Claims and Claims Expense Reserves section of the MD&A.
Pension and other postretirement plans net costs and assumptions Our defined benefit pension plans cover most full-time employees, certain part-time employees and employee-agents. Benefits are provided to plan participants based on a cash balance formula. Certain participants have a significant portion of their benefits attributable to a former final average pay formula. 84% of the projected benefit obligation (“PBO”) of our primary qualified employee plan is related to the former final average pay formula. See
Note 18 of the consolidated financial statements for a discussion of these plans and their effect on the consolidated financial statements.
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
Differences in actual experience or changes in assumptions affect our pension and other postretirement obligations, plan assets and expenses. The primary factors contributing to pension and postretirement remeasurement gains and losses are 1) changes in the discount rate used to value pension and postretirement obligations as of the measurement date, 2) differences between the expected and the actual return on plan assets and 3) changes in demographic assumptions, including mortality and participant experience.
Pension and other postretirement service cost, interest cost, expected return on plan assets and amortization of prior service credits are allocated to our reportable segments. The pension and other postretirement remeasurement gains and losses are reported in the Corporate and Other segment.
92 www.allstate.com

Application of Critical Accounting Estimates 2021 Form 10-K

Pension and postretirement benefits remeasurement gains and losses
	For the years ended December 31,
($ in millions)	2021	2020	2019
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$(285)	$553	$633
Other assumptions	(40)	282	313
Remeasurement of plan assets (gains) losses	(319)	(886)	(832)
Remeasurement (gains) losses	$(644)	$(51)	$114
Impact of assumption changes to net cost for pension and other postretirement plans Remeasurement gains in 2021 primarily related to favorable asset performance compared to the expected return on plan assets and an increase in the liability discount rate. Remeasurement gains in 2020 primarily related to favorable asset performance compared to the expected return on plan assets, partially offset by a decrease in the discount rate and changes in actuarial assumptions.
The discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds and callable bonds with a make-whole provision available in the Bloomberg corporate bond universe having ratings of at least “AA” by S&P or at least “Aa” by Moody’s on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost. The weighted average discount rate used to measure the benefit obligation increased to 2.93% in 2021 compared to 2.51% in 2020, resulting in gains for 2021.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. While this rate reflects long-term assumptions and is consistent with long-term historical returns, sustained changes in the market or changes in the mix of plan assets may lead to revisions in the assumed long-term rate of return on plan assets that may result in variability of pension cost. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are immediately recognized through earnings upon remeasurement. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. In 2021, the actual return on plan assets was higher than the expected return primarily due to strong equity market performance. In 2020, the actual return on plan assets was higher than the expected return primarily due to a decline in interest rates which increased the fair value of our fixed income investments and strong equity market performance.
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

Sensitivity of assumption changes included in the calculation of net cost as of December 31, 2021
($ in millions)	Basis/percentage point change	Increase (decrease) to net cost
Pension plans discount rate	+100 basis points	$(755)
	-100 basis points	928
Expected long-term rate of return on assets	+100 basis points	(62)
	-100 basis points	62
The Allstate Corporation 93

2021 Form 10-K
Regulation and Legal Proceedings
We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 15 of the consolidated financial statements.
Pending Accounting Standard
There is a pending accounting standard that we have not implemented because the implementation date has not yet occurred. For a discussion of this pending standard, see Note 2 of the consolidated financial statements.
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
94 www.allstate.com

2021 Form 10-K

Item 8.  Financial Statements and Supplementary Data

The Allstate Corporation 95

2021 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
($ in millions, except per share data)	2021	2020	2019
Revenues
Property and casualty insurance premiums (net of reinsurance ceded and indemnification programs of $1,904, $1,141 and $1,122)	$42,218	$37,073	$36,076
Accident and health insurance premiums and contract charges (net of reinsurance ceded of $78, $13 and $14)	1,821	1,094	1,145
Other revenue	2,172	1,065	1,054
Net investment income	3,293	1,590	1,728
Net gains (losses) on investments and derivatives	1,084	1,087	1,538
Total revenues	50,588	41,909	41,541

Costs and expenses
Property and casualty insurance claims and claims expense (net of reinsurance ceded and indemnification programs of $3,484, $530 and $524)	29,318	22,001	23,976
Shelter-in-Place Payback expense	29	948	—
Accident and health insurance policy benefits (net of reinsurance ceded of $85, $15 and $12)	1,015	516	601
Interest credited to contractholder funds (net of reinsurance ceded of $1, zero and zero)	34	33	34
Amortization of deferred policy acquisition costs	6,252	5,477	5,353
Operating costs and expenses	7,260	5,494	5,422
Pension and other postretirement remeasurement (gains) losses	(644)	(51)	114
Restructuring and related charges	170	253	39
Amortization of purchased intangibles	376	118	126
Impairment of purchased intangibles	—	—	106
Interest expense	330	318	327
Total costs and expenses	44,140	35,107	36,098

Income from operations before income tax expense	6,448	6,802	5,443

Income tax expense	1,289	1,373	1,116

Net income from continuing operations	5,159	5,429	4,327

(Loss) income from discontinued operations, net of tax	(3,593)	147	520

Net income	1,566	5,576	4,847

Less: Net loss attributable to noncontrolling interest	(33)	—	—

Net income attributable to Allstate	1,599	5,576	4,847

Less: Preferred stock dividends	114	115	169

Net income applicable to common shareholders	$1,485	$5,461	$4,678

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$17.23	$17.06	$12.67
Discontinued operations	(12.19)	0.47	1.58
Total	$5.04	$17.53	$14.25

Diluted
Continuing operations	$16.98	$16.84	$12.47
Discontinued operations	(12.02)	0.47	1.56
Total	$4.96	$17.31	$14.03

Weighted average common shares - Basic	294.8	311.6	328.2
Weighted average common shares - Diluted	299.1	315.5	333.5

See notes to consolidated financial statements.
96 www.allstate.com

Financial Statements 2021 Form 10-K

The Allstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
($ in millions)	2021	2020	2019
Net income	$1,566	$5,576	$4,847

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(2,582)	1,293	1,889
Unrealized foreign currency translation adjustments	(8)	52	(10)
Unamortized pension and other postretirement prior service credit	(59)	9	(47)
Other comprehensive (loss) income, after-tax	(2,649)	1,354	1,832

Comprehensive (loss) income	(1,083)	6,930	6,679
Less: Comprehensive loss attributable to noncontrolling interest	(36)	—	—
Comprehensive (loss) income attributable to Allstate	$(1,047)	$6,930	$6,679

See notes to consolidated financial statements.
The Allstate Corporation 97

2021 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31,
($ in millions, except par value data)	2021	2020
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $41,376 and $40,034)	$42,136	$42,565
Equity securities, at fair value (cost $6,016 and $2,740)	7,061	3,168
Mortgage loans, net	821	746
Limited partnership interests	8,018	4,563
Short-term, at fair value (amortized cost $4,009 and $6,807)	4,009	6,807
Other investments, net	2,656	1,691
Total investments	64,701	59,540
Cash	763	311
Premium installment receivables, net	8,364	6,463
Deferred policy acquisition costs	4,722	3,774
Reinsurance and indemnification recoverables, net	10,024	7,215
Accrued investment income	339	371
Property and equipment, net	939	1,057
Goodwill	3,502	2,369
Other assets, net	6,086	2,756
Assets held for sale	—	42,131
Total assets	99,440	125,987
Liabilities
Reserve for property and casualty insurance claims and claims expense	33,060	27,610
Reserve for future policy benefits	1,273	1,028
Contractholder funds	908	857
Unearned premiums	19,844	15,946
Claim payments outstanding	1,123	957
Deferred income taxes	833	382
Other liabilities and accrued expenses	9,296	7,840
Long-term debt	7,976	7,825
Liabilities held for sale	—	33,325
Total liabilities	74,313	95,770
Commitments and Contingent Liabilities (Note 7, 9 and 15)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand shares issued and outstanding, $2,025 aggregate liquidation preference	1,970	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 281 million and 304 million shares outstanding	9	9
Additional capital paid-in	3,722	3,498
Retained income	53,294	52,767
Treasury stock, at cost (619 million and 596 million shares)	(34,471)	(31,331)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	598	3,180
Unrealized foreign currency translation adjustments	(15)	(7)
Unamortized pension and other postretirement prior service credit	72	131
Total accumulated other comprehensive income ("AOCI")	655	3,304
Total Allstate shareholders’ equity	25,179	30,217
Noncontrolling interest	(52)	—
Total equity	25,127	30,217
Total liabilities and equity	$99,440	$125,987
See notes to consolidated financial statements.
98 www.allstate.com

Financial Statements 2021 Form 10-K

The Allstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
($ in millions, except per share data)	2021	2020	2019
Preferred stock par value	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of year	1,970	2,248	1,930
Acquisition	450	—	—
Preferred stock issuance, net of issuance costs	—	—	1,414
Preferred stock redemption	(450)	(278)	(1,096)
Balance, end of year	1,970	1,970	2,248

Common stock par value	9	9	9
Common stock additional capital paid-in
Balance, beginning of year	3,498	3,463	3,310
Forward contract on accelerated share repurchase agreement	113	(38)	75
Equity incentive plans activity	111	73	78
Balance, end of year	3,722	3,498	3,463

Retained income
Balance, beginning of year	52,767	48,074	44,033
Cumulative effect of change in accounting principle	—	(88)	21
Net income	1,599	5,576	4,847
Dividends on common stock (declared per share of $3.24, $2.16 and $2.00)	(958)	(680)	(658)
Dividends on preferred stock	(114)	(115)	(169)
Balance, end of year	53,294	52,767	48,074

Deferred employee stock ownership plan (“ESOP”) expense
Balance, beginning of year	—	—	(3)
Payments	—	—	3
Balance, end of year	—	—	—

Treasury stock
Balance, beginning of year	(31,331)	(29,746)	(28,085)
Shares acquired	(3,262)	(1,700)	(1,810)
Shares reissued under equity incentive plans, net	122	115	149
Balance, end of year	(34,471)	(31,331)	(29,746)

Accumulated other comprehensive income (loss)
Balance, beginning of year	3,304	1,950	118
Change in unrealized net capital gains and losses	(2,582)	1,293	1,889
Change in unrealized foreign currency translation adjustments	(8)	52	(10)
Change in unamortized pension and other postretirement prior service credit	(59)	9	(47)
Balance, end of year	655	3,304	1,950
Total Allstate shareholders’ equity	25,179	30,217	25,998

Noncontrolling interest
Balance, beginning of period	—	—	—
Acquisition	(16)	—	—
Change in unrealized net capital gains and losses	(3)	—	—
Noncontrolling loss	(33)	—	—
Balance, end of period	(52)	—	—
Total equity	$25,127	$30,217	$25,998

See notes to consolidated financial statements.
The Allstate Corporation 99

2021 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
($ in millions)	2021	2020	2019
Cash flows from operating activities
Net income	$1,566	$5,576	$4,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,086	686	647
Net (gains) losses on investments and derivatives	(1,279)	(1,356)	(1,885)
Pension and other postretirement remeasurement (gains) losses	(644)	(51)	114
Amortization of deferred gain on reinsurance	(4)	(4)	(6)
Interest credited to contractholder funds	448	638	640
Impairment of purchased intangibles	—	—	106
Loss on disposition of operations, net of tax	4,031	—	—
Changes in:
Policy benefits and other insurance reserves	1,984	(682)	(508)
Unearned premiums	1,618	598	801
Deferred policy acquisition costs	(608)	(125)	(85)
Premium installment receivables, net	(498)	(3)	(299)
Reinsurance recoverables, net	(1,565)	(11)	320
Income taxes	349	(232)	487
Other operating assets and liabilities	(1,368)	457	(50)
Net cash provided by operating activities	5,116	5,491	5,129
Cash flows from investing activities
Proceeds from sales
Fixed income securities	31,774	31,950	29,849
Equity securities	4,513	8,405	5,277
Limited partnership interests	886	1,350	756
Mortgage loans	—	230	—
Other investments	1,406	340	303
Investment collections
Fixed income securities	2,284	2,235	2,570
Mortgage loans	860	626	695
Other investments	550	209	254
Investment purchases
Fixed income securities	(33,857)	(38,121)	(31,317)
Equity securities	(6,409)	(4,648)	(7,176)
Limited partnership interests	(1,766)	(1,265)	(1,332)
Mortgage loans	(221)	(203)	(844)
Other investments	(1,647)	(371)	(666)
Change in short-term and other investments, net	4,017	(3,871)	(725)
Purchases of property and equipment, net	(345)	(308)	(433)
Acquisition of operations, net of cash acquired	(3,593)	1	(18)
Proceeds from disposition of operations, net of cash transferred	2,058	—	—
Net cash provided by (used in) investing activities	510	(3,441)	(2,807)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,189	491
Redemption and repayment of long-term debt	(436)	—	(317)
Proceeds from issuance of preferred stock	—	—	(1,132)
Redemption of preferred stock	(450)	(288)	1,414
Contractholder fund deposits	826	991	996
Contractholder fund withdrawals	(1,140)	(1,494)	(1,662)
Dividends paid on common stock	(885)	(668)	(653)
Dividends paid on preferred stock	(114)	(108)	(134)
Treasury stock purchases	(3,120)	(1,737)	(1,735)
Shares reissued under equity incentive plans, net	114	63	120
Other	(35)	41	129
Net cash used in financing activities	(5,240)	(2,011)	(2,483)
Net increase (decrease) in cash, including cash classified as assets held for sale	386	39	(161)
Cash from continuing operations at beginning of period	311	273	425
Cash classified as assets held for sale at beginning of period	66	65	74
Less: Cash classified as assets held for sale at end of period	—	66	65
Cash from continuing operations at end of period	$763	$311	$273
See notes to consolidated financial statements.
The Allstate Corporation 100

Notes to Consolidated Financial Statements 2021 Form 10-K

Notes to Consolidated Financial Statements

Note 1	General
Basis of presentation
The accompanying consolidated financial statements include the accounts of The Allstate Corporation (the “Corporation”) and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property and casualty insurance company with various property and casualty and life and investment subsidiaries (collectively referred to as the “Company” or “Allstate”) and variable interest entities in which the Company is considered primary beneficiary. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Nature of operations
Allstate is engaged, principally in the United States, in the property and casualty insurance business. Allstate is one of the country’s largest personal property and casualty insurers and is organized into five reportable segments: Allstate Protection, Run-off Property Liability (previously Discontinued Lines and Coverages), Protection Services, Allstate Health and Benefits (previously Allstate Benefits), and Corporate and Other.
Allstate’s primary business is the sale of private passenger auto and homeowners insurance. The Company also offers several other personal property and casualty insurance products, select commercial property and casualty coverages, consumer product protection plans, device and mobile data collection services and analytic solutions using automotive telematics information, roadside assistance, finance and insurance products, employer voluntary benefits and group accident and health insurance and identity protection. Allstate primarily distributes its products through exclusive agents, financial specialists, independent agents and brokers, major retailers, contact centers and the internet.

Risks and uncertainties
Allstate has exposure to catastrophic events, including wind and hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, severe freeze events, volcanic eruptions, terrorism and industrial accidents.
Catastrophes, an inherent risk of the property and casualty insurance business, have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company’s results of operations and financial position (see Note 9). The nature and level of catastrophic loss experienced in any period cannot be predicted and could be material to results of operations and financial position.
The Company considers the following categories and locations to be the greatest areas of potential catastrophe losses:
•Wildfires — California, Colorado, Oregon, Texas and Arizona
•Hurricanes — Major metropolitan centers in counties along the eastern and gulf coasts of the United States
•Wind/Hail, Rain and Tornado — Texas, Illinois, Georgia and Colorado
•Earthquakes and fires following earthquakes —Major metropolitan areas near fault lines in the states of California, Oregon, Washington, South Carolina and Kentucky
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”) resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures moderated in 2021 as vaccines have become more widely available in the United States and Canada. There is no way of predicting with certainty how long the pandemic might last. We continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to our operations, but the effects have been and could be material.
The Allstate Corporation 101

2021 Form 10-K Notes to Consolidated Financial Statements

Note 2	Summary of Significant Accounting Policies
Investments
Fixed income securities include bonds and asset-backed securities (“ABS”). ABS includes mortgage-backed securities (“MBS”) that were previously disclosed separately. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available-for-sale (“AFS”) and are carried at fair value. The difference between amortized cost, net of credit loss allowances (“amortized cost, net”) and fair value, net of deferred income taxes and related life deferred policy acquisition costs (“DAC”), is reflected as a component of AOCI. The Company excludes accrued interest receivable from the amortized cost basis of its AFS fixed income securities. Cash received from calls and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.
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
Mortgage loans and bank loans are carried at amortized cost, net, which represent the amount expected to be collected. The Company excludes accrued interest receivable from the amortized cost basis of its mortgage and bank loans. Credit loss allowances are estimates of expected credit losses, established for loans upon origination or purchase, and are established considering all relevant information available, including past events, current conditions, and reasonable and supportable forecasts over the life of the loans. Loans are evaluated on a pooled basis when they share similar risk characteristics; otherwise, they are evaluated individually.
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
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. Other investments primarily consist of bank loans, policy loans, real estate and derivatives. Bank loans are primarily senior secured corporate loans. Policy loans are carried at unpaid principal balances. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.
Investment income primarily consists of interest, dividends, income from limited partnership interests, rental income from real estate, and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS is determined considering estimated pay-downs, including prepayments, obtained from third-party data sources and internal estimates. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is generally recalculated on a prospective basis. Net investment income for AFS fixed income securities includes the impact of accreting the credit loss allowance for the time value of money. Accrual of income is suspended for fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans and bank loans that are in default or when full and timely collection of principal and interest payments is not probable. Accrued income receivable is monitored for recoverability and when not expected to be collected is written off through net investment income. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of amortized cost. Income from limited partnership interests carried at fair value is recognized based upon the changes in fair value of the investee’s equity primarily determined using NAV. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ earnings. Income from EMA limited partnership interests is generally recognized on a three month delay due to the availability of the related financial statements from investees.
Net gains and losses on investments and derivatives include gains and losses on investment sales, changes in the credit loss allowances related to fixed income securities, mortgage loans and bank loans, impairments, valuation changes of equity investments, including equity securities and certain limited partnerships where the underlying assets are predominately public equity securities, and periodic changes in fair value and settlements of certain derivatives, including hedge ineffectiveness. Net gains and losses on sales of investments and derivatives are determined on a specific identification basis and are net of credit losses already recognized through an allowance.
102 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Derivative and embedded derivative financial instruments
Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), warrants and rights, foreign currency forwards and total return swaps.
All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statements of Cash Flows.
 For derivatives for which hedge accounting is not applied, the income statement effects, including fair value gains and losses and accrued periodic settlements, are reported either in net gains and losses on investments and derivatives or in a single line item together with the results of the associated asset or liability for which risks are being managed.
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
Revenues related to protection plans, other contracts (primarily finance and insurance products) and roadside assistance are deferred and earned over the term of the contract in a manner that recognizes revenue as obligations under the contracts are performed. Revenues from these products are classified as premiums as the products are backed by insurance. Protection plans and finance and insurance premiums are recognized using a cost-based incurrence method over the term of the contracts, which is generally one to five years. Roadside assistance premiums are recognized evenly over the term of the contract as performance obligations are fulfilled.
The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums.

Unearned premiums
	December 31,
($ in millions)	2021	2020
Allstate Protection	$15,762	$12,772
Protection Services	4,054	3,167
Total	$19,816	$15,939
Protection Services For the year ended December 31, 2021, the Company recognized $1.28 billion of property and casualty insurance premiums for Protection Services that were included in the unearned premium balance as of December 31, 2020.
For the year ended December 31, 2020, the Company recognized $1.11 billion of property and casualty insurance premiums for Protection Services that were included in the unearned premium balance as of December 31, 2019.
The Company expects to recognize approximately $1.48 billion, $1.07 billion and $1.50 billion of the December 31, 2021 unearned premium balance in 2022, 2023 and thereafter, respectively.
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
The increase in the provision for credit losses primarily related to the acquisition of National General.

The Allstate Corporation 103

2021 Form 10-K Notes to Consolidated Financial Statements

Rollforward of credit loss allowance for premium installment receivables
	For the years ended December 31,
($ in millions)	2021	2020
Beginning balance	$(153)	$(91)
Increase in the provision for credit losses	(293)	(223)
Write-off of uncollectible premium installment receivable amounts	339	161
Ending balance	$(107)	$(153)
Voluntary accident and health insurance products are expected to remain in force for an extended period and therefore are primarily classified as long-duration contracts. Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders, net of any credit loss allowance for uncollectible premiums. Benefits are reflected in accident and health insurance policy benefits and recognized over the life of the policy in relation to premiums.
Interest-sensitive life contracts, such as universal life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and surrender of the contract prior to contractually specified dates. These contract charges are recognized as revenue when assessed against the contractholder account balance. Benefit payments in excess of the contractholder account balance are reflected in accident and health insurance policy benefits.
Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts. Crediting rates for interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.
Other revenue
Other revenue represents fees collected from policyholders relating to premium installment payments, commissions on sales of non-proprietary products, sales of identity protection services, fee-based services and other revenue transactions. Other revenue is recognized when performance obligations are fulfilled.
Deferred policy acquisition costs
Costs that are related directly to the successful acquisition of new or renewal policies or contracts are deferred and recorded as DAC. These costs are principally agent and broker remuneration, premium taxes and certain underwriting expenses. All other acquisition costs are expensed as incurred and included in operating costs and expenses.
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
For voluntary accident and health insurance and traditional life, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business.
Assumptions used in the amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The Company periodically reviews the recoverability of DAC using actual experience and current assumptions. Voluntary accident and health insurance products and traditional life insurance products are reviewed individually. If actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required for any remaining deficiency.
For interest-sensitive life insurance, DAC is amortized in proportion to the incidence of the total present value of gross profits expected to be earned over the estimated lives of the contracts.
Gross profits primarily consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and net gains and losses on investments less interest credited; and surrender and other contract charges less maintenance expenses. The principal assumptions for determining the amount of gross profits are mortality, persistency, expenses, investment returns and interest crediting rates to contractholders.
The Company performs quarterly reviews of DAC recoverability for interest-sensitive life using actual experience and current assumptions.
104 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

The DAC balance presented includes adjustments to reflect the amount by which the amortization of DAC would increase or decrease if the unrealized capital gains or losses in the respective product investment portfolios were actually realized. The adjustments are recorded net of tax in AOCI. DAC and deferred income taxes determined on unrealized capital gains and losses and reported in AOCI recognize the impact on shareholders’ equity consistently with the amounts that would be recognized in the income statement on net gains and losses on investments and derivatives.
Customers of the Company may exchange one insurance policy for another offered by the Company, or make modifications to an existing life, accident and health or property and casualty contract issued by the Company. These transactions are identified as internal replacements for accounting purposes. Internal replacement transactions determined to result in replacement contracts that are substantially unchanged from the replaced contracts are accounted for as continuations of the replaced contracts. Unamortized DAC related to the replaced contracts continue to be deferred and amortized in connection with the replacement contracts. For traditional life, accident and health and property and casualty insurance policies, any changes to unamortized DAC that result from replacement contracts are treated as prospective revisions and any costs associated with the issuance of replacement contracts are characterized as maintenance costs and expensed as incurred.
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $24 million and $23 million as of December 31, 2021 and 2020, respectively. Amortization expense of the present value of future profits was $323 million, $14 million and $6 million in 2021, 2020 and 2019, respectively.
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
Allowances for property and casualty and accident and health reinsurance recoverables are established primarily through risk-based evaluations.
The property and casualty recoverable evaluation considers the credit rating of the reinsurer, the period over which the reinsurance recoverable balances are expected to be recovered and other relevant factors including historical experience of reinsurer failures. Reinsurers in liquidation or in default status are evaluated individually using the Company’s historical liquidation recovery assumptions and any other relevant information available including the most recent public information related to the financial condition or liquidation status of the reinsurer. For accident and health reinsurance recoverables, the Company uses a probability of default and loss given default model developed independently of the Company to estimate current expected credit losses. The accident and health reinsurance recoverable evaluation utilizes factors including historical industry factors based on the probability of liquidation, and incorporates current loss given default factors reflective of the industry.
The Company monitors the credit ratings of reinsurer counterparties and evaluates the circumstances surrounding credit rating changes as inputs into its credit loss assessments. Uncollectible reinsurance recoverable balances are written off against the allowances when there is no reasonable expectation of recovery.
The changes in the allowances are reported in property and casualty insurance claims and claims expense and accident and health insurance policy benefits.
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
The Allstate Corporation 105

2021 Form 10-K Notes to Consolidated Financial Statements
continues to monitor these programs to determine whether any changes from historical experience have emerged or are expected to emerge or whether there have been any changes in the design or administration of the programs that would require establishment of credit loss allowances.
Goodwill
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, less any impairment of goodwill recognized. The Company’s goodwill reporting units are equivalent to its reportable segments, Allstate Protection, Protection Services, and Allstate Health and Benefits to which goodwill has been assigned.

Goodwill by reporting unit
	December 31,
($ in millions)	2021	2020
Allstate Protection	$1,563	$810
Protection Services	1,494	1,463
Allstate Health and Benefits	445	96
Total	$3,502	$2,369
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
As of December 31, 2021 and 2020, the fair value of the Company’s goodwill reporting units exceeded their carrying values.
As disclosed in Note 3, the Company completed the sales of Allstate Life Insurance Company (“ALIC”) and certain affiliates and Allstate Life Insurance Company of New York (“ALNY”) involving business in both the Allstate Life and Allstate Annuities segments. As a result of these transactions, the Company’s goodwill was reduced by $175 million in 2021.

Intangible assets
Intangible assets (reported in other assets) consist of capitalized costs primarily related to acquired customer relationships, trade names and licenses, technology and other assets. The estimated useful lives of customer relationships, technology and other intangible assets are generally 10 years, 5 years and 7 years, respectively. Intangible assets are carried at cost less accumulated amortization. Amortization expense is calculated using an accelerated amortization method. Amortization expense on intangible assets was $376 million, $118 million and $126 million in 2021, 2020 and 2019, respectively.

Amortization expense of intangible assets for the next five years and thereafter
($ in millions)
2022	$342
2023	291
2024	226
2025	179
2026	92
Thereafter	151
Total amortization	$1,281
Accumulated amortization of intangible assets was $1.13 billion and $751 million as of December 31, 2021 and 2020, respectively. Trade names and licenses are considered to have an indefinite useful life and are reviewed for impairment at least annually or more frequent if circumstances arise that indicate an impairment may have occurred. An impairment is recognized if the carrying amount of the asset exceeds its estimated fair value.

Intangible assets by type
	December 31,
($ in millions)	2021	2020
Customers relationships	$909	$322
Trade names and licenses	206	37
Technology and other	305	94
Total	$1,420	$453
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
106 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Property and equipment
Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.44 billion and $2.81 billion as of December 31, 2021 and 2020, respectively. Depreciation expense on property and equipment was $411 million, $353 million and $326 million in 2021, 2020 and 2019, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Income taxes
Income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are DAC, unearned premiums, investments (including unrealized capital gains and losses), intangible assets and insurance reserves. A deferred tax asset valuation allowance is established when it is more likely than not such assets will not be realized. The Company recognizes interest expense related to income tax matters in income tax expense and penalties in other expense.
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
Reserve for future policy benefits
The reserve for future policy benefits payable under insurance policies, including voluntary accident and health insurance and traditional life insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. These assumptions include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. The assumptions are established at the time the policy is issued and are generally not changed during the life of the policy. The Company periodically reviews the adequacy of reserves using actual experience and current assumptions. If actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required for any remaining deficiency. Voluntary accident and health insurance and traditional life insurance products are reviewed individually. The Company also reviews these policies for circumstances where projected profits would be recognized in early years followed by projected losses in later years. If this circumstance exists, the Company will accrue a liability, during the period of profits, to offset the losses at such time as the future losses are expected to commence using a method updated prospectively over time.
Accident and health short duration contracts The reserve for future policy benefits includes unpaid losses and loss adjustment expense (“LAE”) reserves for individual and certain voluntary accident and health short-duration contracts and is an estimate of the Company’s liability from incurred claims at the end of the reporting period. The unpaid losses and LAE reserves are the result of an ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting its reserves, the Company reviews its loss data to estimate expected loss development. Management believes that its use of standard actuarial methodology applied to its analyses of its historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimate, and may be affected by future events beyond the control of management, including inflation, which may favorably or unfavorably impact the ultimate settlement of the Company’s losses and LAE, as well as changes in the law and judicial interpretations.
The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. In addition to inflation, the average severity of claims is affected by a number of factors that may vary by types and features of policies written. Future average severities are projected from historical trends,
The Allstate Corporation 107

2021 Form 10-K Notes to Consolidated Financial Statements
adjusted for implemented changes in underwriting standards and policy provisions, as well as general economic trends. These estimated trends are monitored and revised as necessary based on actual development.
Unpaid losses include a provision for incurred-but-not-reported (“IBNR”) reserve estimates representing claims that have occurred but have not yet been reported, some of which are not yet known to the insured, as well as a provision for future development on reported claims. IBNR reserves are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves.
The Company’s accident and health claims are counted by claim number assigned to each claimant per illness, injury or death, regardless of number of services rendered for each incident. Claims closed without payment are not included in the cumulative number of reported accident and health claims.
Contractholder funds
Contractholder funds represent interest-bearing liabilities arising from the sale of interest-sensitive life insurance contracts. Contractholder funds primarily comprise cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses. Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance.
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
Long-term debt
Long-term debt includes senior notes, senior debentures, subordinated debentures and junior subordinated debentures issued by the Corporation. Unamortized debt issuance costs and fair value adjustments are reported in long-term debt and are amortized over the expected period the debt will remain outstanding.
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
108 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

The Company also estimates a credit loss allowance for commitments to fund mortgage loans and bank loans unless they are unconditionally cancellable by the Company. The related allowance is reported in other liabilities and accrued expenses.

Allowance for credit losses
	As of December 31,
($ in millions)	2021	2020
Fixed income securities	$6	$2
Mortgage loans (1)	6	67
Bank loans (1)	61	67
Investments	73	136
Premium installment receivables	107	153
Reinsurance recoverables	74	60
Other assets	26	17
Assets	280	366

Commitments to fund mortgage loans and bank loans	—	1
Liabilities	—	1
Total	$280	$367
(1)Includes credit loss allowance for investments that are classified as held for sale as of December 31, 2020.
Leases
The Company has certain operating leases for office facilities, computer and office equipment, and vehicles. The Company’s leases have remaining lease terms of generally 1 year to 9 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 32 days.
The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs for these leases are recorded as an expense on a straight-line basis over the lease term. Operating leases with terms greater than one year result in a lease liability recorded in other liabilities with a corresponding right-of-use (“ROU”) asset recorded in other assets. As of December 31, 2021 and 2020, the Company had $465 million and $511 million in lease liabilities and $314 million and $393 million in ROU assets, respectively.
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
Operating lease costs are recognized on a straight-line basis over the lease term and include interest expense on the lease liability and amortization of the ROU asset. Variable lease costs are expensed as incurred and include maintenance costs and real estate taxes. Lease costs are reported in operating costs and expenses and totaled $162 million and $166 million, including $30 million and $30 million of variable lease costs in 2021 and 2020, respectively.

Other information related to operating leases
	December 31,
	2021	2020
Weighted average remaining lease term (years)	5	5
Weighted average discount rate	3.09%	3.10%

Maturity of lease liabilities
($ in millions)	Operating leases
2022	$95
2023	125
2024	101
2025	79
2026	48
Thereafter	56
Total lease payments	$504
Less: interest	(39)
Present value of lease liabilities	$465
Consolidation of variable interest entities (“VIEs”)
A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not participate in the gains and losses of the entity. The Company consolidates VIEs in which the Company is deemed the primary beneficiary. The primary beneficiary is the entity that has both (1) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and (2) the power to direct the activities of the VIE that most significantly affect that entity’s economic performance.
The Allstate Corporation 109

2021 Form 10-K Notes to Consolidated Financial Statements
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
When a business is identified for discontinued operations reporting:
•Results for prior periods are retrospectively reclassified as discontinued operations
•Results of operations are reported in a single line, net of tax, in the Consolidated Statements of Operations
•Assets and liabilities are reported as held for sale in the Consolidated Statements of Financial Position in the period in which the business is classified as held for sale
Additional details by major classification of operating results and financial position are included in Note 3.

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
110 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Computation of basic and diluted earnings per common share
	For the years ended December 31,
($ in millions, except per share data)	2021	2020	2019
Numerator:
Net income from continuing operations	$5,159	$5,429	$4,327
Less: Net loss attributable to noncontrolling interest	(33)	—	—
Net income from continuing operations attributable to Allstate	5,192	5,429	4,327
Less: Preferred stock dividends	114	115	169
Net income from continuing operations applicable to common shareholders	5,078	5,314	4,158
(Loss) income from discontinued operations, net of tax	(3,593)	147	520
Net income applicable to common shareholders	$1,485	$5,461	$4,678

Denominator:
Weighted average common shares outstanding	294.8	311.6	328.2
Effect of dilutive potential common shares:
Stock options	2.7	2.2	3.2
Restricted stock units (non-participating) and performance stock awards	1.6	1.7	2.1
Weighted average common and dilutive potential common shares outstanding	299.1	315.5	333.5

Earnings per share applicable to common shareholders
Basic
Continuing operations	$17.23	$17.06	$12.67
Discontinued operations	(12.19)	0.47	1.58
Total	$5.04	$17.53	$14.25

Diluted
Continuing operations	$16.98	$16.84	$12.47
Discontinued operations	(12.02)	0.47	1.56
Total	$4.96	$17.31	$14.03

Anti-dilutive options excluded from diluted earnings per common share	1.3	2.9	3.7
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
Changes to the Disclosure Requirements for Defined Benefit Plans Effective January 1, 2021, the Company adopted new FASB guidance to modify certain annual disclosure requirements for defined benefit plans. New disclosures include explanations for significant gains and losses related to changes in the benefit obligation during the reporting period, as well as the weighted-average interest crediting rate assumptions used to determine the benefit obligation and net benefit cost for cash balance plans and other plans with interest crediting rates. Disclosures to be eliminated include amounts expected to be reclassified out of AOCI and into the income statement in the coming year and the anticipated impact of a one-percentage point change in the assumed health care cost trend rate on service and interest cost and on the accumulated benefit obligation. The impacts of adoption are to the Company’s annual disclosures only.

The Allstate Corporation 111

2021 Form 10-K Notes to Consolidated Financial Statements
Pending accounting standard
Accounting for Long-Duration Insurance Contracts In August 2018, the FASB issued guidance revising the accounting for certain long-duration insurance contracts. As disclosed in Note 3, the Company sold substantially all of its life and annuity business in scope of the new standard. The Company’s reserves and deferred policy acquisition costs for certain voluntary and individual life and accident and health insurance products are subject to the new guidance.
Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed at least annually, and updated as appropriate. The effect of updating assumptions other than the discount rate are required to be measured on a retrospective basis and reported in net income. In addition, reserves under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield that is updated through OCI at each reporting date. Current GAAP requires the measurement of reserves to utilize assumptions set at policy issuance unless updated current assumptions indicate that recorded reserves are deficient.
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
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI and does not anticipate the financial statement impact of adopting the new guidance to be material to the Company’s results of operations or financial position due to the dispositions of ALIC, ALNY and certain affiliates.

112 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Note 3	Acquisitions and Dispositions
Acquisitions
National General On January 4, 2021, the Company completed the acquisition of National General Holdings Corp. (“National General”), an insurance holding company serving customers predominantly through independent agents for property and casualty and accident and health products.
National General provides personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, health and other niche insurance products. This acquisition increased the Company’s market share in personal property-liability and enhance its independent agent distribution platform.

Assets and liabilities recognized in the National General acquisition (1)
($ in millions)	January 4, 2021
Assets
Investments	$4,962
Cash	400
Premiums and other receivables, net	1,539
Deferred acquisition costs (value of business acquired)	317
Reinsurance recoverables, net	1,212
Intangible assets	1,199
Other assets	734
Goodwill (2)	1,038
Total assets	11,401

Liabilities
Reserve for property and casualty insurance claims and claims expense	2,765
Reserve for future policy benefits	186
Unearned premiums	2,245
Reinsurance payable	363
Debt (3)	593
Deferred tax liabilities	162
Other liabilities	776
Total liabilities	$7,090
(1)The amounts reflect allocation of assets acquired and liabilities assumed.
(2)$675 million, $20 million and $343 million of goodwill were allocated to the Allstate Protection, Protection Services and Allstate Health and Benefits segments, respectively, and is non-deductible for income tax purposes. Goodwill is primarily attributable to expected synergies and future growth opportunities.
(3)Subsequent to the acquisition, the Company repaid $100 million of 7.625% Subordinated Notes and $72 million of Subordinated Debentures on February 3, 2021 and March 15, 2021, respectively. As of December 31, 2021, the Company had principal balance remaining of $350 million 6.750% Senior Notes due 2024, with a fair value adjustment of $45 million.

Intangible assets by type
($ in millions)	January 4, 2021
Distribution and customer relationships	$795
Trade names	102
Licenses	97
Technology	205
Total	$1,199
Intangible assets (reported in other assets in the Consolidated Statements of Financial Position) consist of capitalized costs, primarily of the estimated fair value of distribution and customer relationships, trade names, licenses and technology assets. The estimated useful lives of these assets generally range from 3 to 10 years.
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

The Allstate Corporation 113

2021 Form 10-K Notes to Consolidated Financial Statements
Intangible assets are carried at cost less accumulated amortization. Amortization expense is primarily calculated using accelerated amortization methods. Amortization expense on intangible assets was $251 million in 2021.

Estimated amortization expense of National General intangible assets for the next five years and thereafter
($ in millions)
2022	$218
2023	185
2024	135
2025	103
2026	70
Thereafter	140
Total amortization	$851
Value of business acquired (reported in DAC in the Consolidated Statements of Financial Position) recognized in connection with the acquisition of National General represents the value of future profits expected to be earned over the lives of the contracts acquired determined using a weighted-average cost of capital discount and other relevant assumptions. These costs are amortized over the policy term of the contracts in force at the acquisition date, generally over six or twelve months. The value of business acquired asset recognized in connection with the National General acquisition totaled $317 million, all of which was expensed in 2021. The most significant portion relates to insurance contracts in the Allstate Protection segment.
Other fair value adjustments included an increase in reserves of $62 million, a $9 million reduction to investments that were not held at fair value, and a net increase in current and deferred tax liabilities of $153 million.
Preferred stock On February 2, 2021, subsequent to the acquisition, the Company redeemed all outstanding shares of 7.50% Non-Cumulative Preferred Stock, Series A, par value $0.01 per share, all outstanding Depositary shares, representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series B, and the underlying shares of 7.50% Non-Cumulative Preferred Stock, Series B, par value $0.01 per share, and all outstanding shares of Fixed/Floating Rate Non-Cumulative Convertible Preferred Stock, Series D, par value $0.01 per share for a total redemption payment of $250 million.
On July 15, 2021, the Company redeemed all outstanding Depositary shares, representing 1/40th of a share of National General’s 7.50% Noncumulative Preferred Stock, Series C, and the underlying shares of 7.50% Noncumulative Preferred Stock, Series C, par value $0.01 per share for a total redemption payment of $200 million.
Transactions costs (reported in operating costs and expenses in the Consolidated Statements of Operations) of $22 million related to the acquisition were expensed as incurred in the Corporate and Other segment.
SafeAuto On June 1, 2021, the Company announced an agreement to acquire Safe Auto Insurance Group, Inc. (“SafeAuto”), a non-standard auto insurance carrier focused on providing state-minimum private-passenger auto insurance with coverage options in 28 states. On October 1, 2021, the Company completed the acquisition of SafeAuto for $262 million in cash. Starting in the fourth quarter of 2021, the Allstate Protection segment includes SafeAuto.
In connection with the acquisition, the Company recorded goodwill of $79 million, intangible assets of $30 million and value of business acquired of $7 million. The intangible assets include $24 million and $6 million related to acquired customer relationships and licenses, respectively.
On December 17, 2021, subsequent to the acquisition, the Company redeemed the outstanding principal of SafeAuto’s trust preferred securities for $13 million.
Dispositions
Life and annuity business On January 26, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Everlake US Holdings Company (formerly Antelope US Holdings Company), an affiliate of an investment fund associated with The Blackstone Group Inc. to sell ALIC and certain affiliates.
On March 29, 2021, the Company entered into a Stock Purchase Agreement with Wilton Reassurance Company to sell ALNY.
On October 1, 2021, the Company closed the sale of ALNY to Wilton Reassurance Company for $400 million. On November 1, 2021, the Company closed the sale of ALIC and certain affiliates to entities managed by Blackstone for total proceeds of $4 billion, including a pre-close dividend of $1.25 billion paid by ALIC.
In 2021, the loss on disposition was $4.09 billion, after-tax, and reflects purchase price adjustments associated with certain pre-close transactions specified in the stock purchase agreements, changes in statutory capital and surplus prior to the closing date and the closing date equity of the sold entities determined under GAAP, excluding AOCI derecognized related to the dispositions.
Beginning in the first quarter of 2021, the assets and liabilities of the business were reclassified as held for sale and results are presented as discontinued operations. This change was applied on a retrospective basis.
114 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Financial results from discontinued operations
	For the years ended December 31,
($ in millions)	2021	2020	2019
Revenues
Life premiums and contract charges	$1,109	$1,350	$1,356
Net investment income	1,336	1,262	1,431
Net gains (losses) on investments and derivatives	195	269	347
Total revenues	2,640	2,881	3,134

Costs and expenses
Life contract benefits	1,315	1,726	1,438
Interest credited to contractholder funds	414	605	606
Amortization of DAC	87	153	180
Operating costs and expenses	163	238	268
Restructuring and related charges	31	7	2
Total costs and expenses	2,010	2,729	2,494

Amortization of deferred gain on reinsurance	4	4	6

Income (loss) from discontinued operations before income tax expense	634	156	646

Income tax expense	136	9	126

Income from discontinued operations, net of tax	498	147	520

Loss on disposition of operations	(4,315)	—	—
Income tax benefit	(224)	—	—
Loss on disposition of operations, net of tax	(4,091)	—	—

(Loss) income from discontinued operations, net of tax	$(3,593)	$147	$520

Major classes of assets and liabilities disposed in transactions
($ in millions)	Closing (1)	December 31, 2020
Assets
Investments
Fixed income securities, at fair value	$26,425	$23,789
Equity securities, at fair value	11	1,542
Mortgage loans, net	2,662	3,329
Limited partnership interests	1,624	3,046
Short-term, at fair value	643	993
Other investments, net	690	1,998
Total investments	$32,055	$34,697
Cash	1,081	66
Deferred policy acquisitions costs	996	925
Reinsurance recoverables, net	1,979	2,005
Accrued investment income	240	229
Other assets	536	865
Separate accounts	3,465	3,344
Total assets	$40,352	$42,131

Liabilities
Reserve for future policy benefits	$11,573	$11,740
Contractholder funds	15,880	16,356
Deferred income taxes	834	973
Other liabilities and accrued expenses	452	912
Separate accounts	3,465	3,344
Total liabilities	$32,204	$33,325
(1)The Company closed the sales of Allstate Life Insurance Company of New York and Allstate Life Insurance Company and certain affiliates on October 1, 2021 and November 1, 2021, respectively.
The Allstate Corporation 115

2021 Form 10-K Notes to Consolidated Financial Statements

Cash flows from discontinued operations
	For the years ended December 31,
($ in millions)	2021	2020	2019
Net cash provided by operating activities from discontinued operations	$634	$311	$346
Net cash provided by investing activities from discontinued operations	984	330	448

Note 4	Reportable Segments
The Company’s chief operating decision maker reviews financial performance and makes decisions about the allocation of resources for the five reportable segments. These segments are described below and align with the Company’s key product and service offerings.
Allstate Protection principally offers private passenger auto and homeowners insurance in the United States and Canada, with earned premiums accounting for 80.0% of Allstate’s 2021 consolidated revenues. Allstate Protection primarily operates in the U.S. (all 50 states and the District of Columbia (“D.C.”)) and Canada. For 2021, the top U.S. geographic locations for premiums earned by the Allstate Protection segment were Texas, California, New York and Florida. No other jurisdiction accounted for more than 5% of premium earned for Allstate Protection. Revenues from external customers generated outside the United States were $1.86 billion, $1.57 billion and $1.37 billion in 2021, 2020 and 2019, respectively.
Run-off Property-Liability includes property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s. Our exposure to asbestos, environmental and other run-off lines claims arises principally from direct excess commercial insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off.
Protection Services comprise Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection. Protection Services offer consumer product protection plans, finance and insurance products (including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel and paintless dent repair protection), roadside assistance, device and mobile data collection services and analytic solutions using automotive telematics information and identity protection. Protection Services primarily operate in the U.S. and Canada, with Allstate Protection Plans also offering services in Europe, Australia and Asia. Revenues from external customers generated outside the United States relate to consumer product protection plans sold primarily in the European Union and were $232 million, $188 million and $95 million in 2021, 2020 and 2019, respectively.

Allstate Health and Benefits offers employer voluntary benefits, group health and individual health products, including life, accident, critical illness, hospital, short-term disability and other health products. Allstate Health and Benefits primarily operates in the U.S. (all 50 states and D.C.) and Canada. For 2021, the top geographic locations for statutory direct accident and health insurance premiums were Florida, Texas, Georgia, Ohio and North Carolina. No other jurisdiction accounted for more than 5% of statutory direct accident and health insurance premiums. Revenues from external customers generated outside the United States relate to voluntary accident and health insurance sold in Canada and were not material.
Corporate and Other comprises holding company activities and certain non-insurance operations, including expenses associated with strategic initiatives.
National General results are included in the following segments:
•Property and casualty - Allstate Protection
•Accident and health - Allstate Health and Benefits
•Technology solutions - Protection Services
Allstate Protection and Run-off Property Liability segments comprise Property-Liability. The Company does not allocate investment income, net gains and losses on investments and derivatives, or assets to the Allstate Protection and Run-off Property Liability segments. Management reviews assets at the Property-Liability, Protection Services, Allstate Health and Benefits, and Corporate and Other levels for decision-making purposes.
The accounting policies of the reportable segments are the same as those described in Note 2. The effects of intersegment transactions are eliminated in the consolidated results. For segment results, services provided by Protection Services to Allstate Protection are not eliminated as management considers those transactions in assessing the results of the respective segments.

116 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability and adjusted net income for the Protection Services, Allstate Health and Benefits and Corporate and Other segments.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses (“losses”), Shelter-in-Place Payback expense, amortization of DAC, operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges as determined using GAAP.
Adjusted net income is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives except for periodic settlements and accruals on non-hedge derivative instruments, which are reported with net gains and losses on investments and derivatives but included in adjusted net income
•	Pension and other postretirement remeasurement gains and losses
•	Business combination expenses and the amortization or impairment of purchased intangibles
•	Income or loss from discontinued operations
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items
A reconciliation of these measures to net income (loss) applicable to common shareholders is provided below.

Reportable segments financial performance
	For the years ended December 31,
($ in millions)	2021	2020	2019
Underwriting income (loss) by segment
Allstate Protection	$1,785	$4,569	$2,921
Run-off Property-Liability	(120)	(144)	(108)
Total Property-Liability	1,665	4,425	2,813

Adjusted net income (loss) by segment, after-tax
Protection Services	179	153	38
Allstate Health and Benefits	208	96	115
Corporate and Other	(433)	(428)	(438)

Reconciling items
Property-Liability net investment income	3,118	1,421	1,533
Net gains (losses) on investments and derivatives	1,084	1,087	1,538
Pension and other postretirement remeasurement gains (losses)	644	51	(114)
Curtailment gains (losses)	—	8	—
Business combination expenses and amortization of purchased intangibles (1)	(157)	(106)	(122)
Business combination fair value adjustment	6	—	—
Impairment of purchased intangibles (1)	—	—	(55)
Income tax (expense) benefit on reconciling items	(1,270)	(1,393)	(1,150)
Total reconciling items	3,425	1,068	1,630

(Loss) income from discontinued operations	(3,612)	157	646
Income tax benefit (expense) from discontinued operations	19	(10)	(126)
Total from discontinued operations	$(3,593)	$147	$520

Less: Net loss attributable to noncontrolling interest (2)	(34)	—	—

Net income applicable to common shareholders	$1,485	$5,461	$4,678
(1)Excludes amortization or impairment of purchased intangibles in Property-Liability, which is included above in underwriting income.
(2)Reflects net loss attributable to noncontrolling interest in Property-Liability.

The Allstate Corporation 117

2021 Form 10-K Notes to Consolidated Financial Statements

Reportable segments revenue information
	For the years ended December 31,
($ in millions)	2021	2020	2019
Property-Liability
Insurance premiums
Auto	$27,623	$24,640	$24,188
Homeowners	9,927	8,254	7,912
Other personal lines	2,077	1,919	1,861
Commercial lines	827	767	882
Allstate Protection	40,454	35,580	34,843
Run-off Property-Liability	—	—	—
Total Property-Liability insurance premiums	40,454	35,580	34,843
Other revenue	1,437	857	866
Net investment income	3,118	1,421	1,533
Net gains (losses) on investments and derivatives	1,021	990	1,470
Total Property-Liability	46,030	38,848	38,712

Protection Services
Protection Plans	1,132	909	633
Roadside assistance	192	188	238
Finance and insurance products	440	396	362
Intersegment premiums and service fees (1)	175	147	154
Other revenue	354	208	188
Net investment income	43	44	42
Net gains (losses) on investments and derivatives	25	30	32
Total Protection Services	2,361	1,922	1,649

Allstate Health and Benefits
Employer voluntary benefits	1,031	1,094	1,145
Group health	350	—	—
Individual health	440	—	—
Other revenue	359	—	—
Net investment income	74	78	83
Net gains (losses) on investments and derivatives	7	8	12
Total Allstate Health and Benefits	2,261	1,180	1,240

Corporate and Other
Other revenue	22	—	—
Net investment income	58	47	70
Net gains (losses) on investments and derivatives	31	59	24
Total Corporate and Other	111	106	94

Intersegment eliminations (1)	(175)	(147)	(154)
Consolidated revenues	$50,588	$41,909	$41,541
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the consolidated financial statements.
118 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Additional significant financial performance data
	For the years ended December 31,
($ in millions)	2021	2020	2019
Amortization of DAC
Property-Liability	$5,313	$4,642	$4,649
Protection Services	795	658	543
Allstate Health and Benefits	144	177	161
Consolidated	$6,252	$5,477	$5,353

Income tax expense (benefit)
Property-Liability	$1,151	$1,382	$1,196
Protection Services	39	26	(18)
Allstate Health and Benefits	50	28	35
Corporate and Other	49	(63)	(97)
Consolidated	$1,289	$1,373	$1,116
Interest expense is primarily incurred in the Corporate and Other segment. Capital expenditures for long-lived assets are generally made in Property-Liability as the Company does not allocate assets to the Allstate Protection and Run-off Property-Liability segments. A portion of these long-lived assets are used by entities included in the Protection Services, Allstate Health and Benefits and Corporate and Other segments and, accordingly, are charged to expenses in proportion to their use.

Reportable segment total assets, investments and deferred policy acquisition costs
	As of December 31,
($ in millions)	2021	2020
Assets
Property-Liability	$84,846	$69,171
Protection Services	6,909	6,177
Allstate Health and Benefits	4,015	2,905
Corporate and Other	3,670	5,603
Assets held for sale	—	42,131
Consolidated	$99,440	$125,987

Investments (1)
Property-Liability	$57,258	$50,134
Protection Services	1,890	1,822
Allstate Health and Benefits	2,191	2,012
Corporate and Other	3,362	5,572
Consolidated	$64,701	$59,540

Deferred policy acquisition costs
Property-Liability	$1,951	$1,608
Protection Services	2,294	1,696
Allstate Health and Benefits	477	470
Consolidated	$4,722	$3,774
(1)The balances reflect the elimination of related party investments between segments.

Note 5	Investments

Portfolio composition
	As of December 31,
($ in millions)	2021	2020
Fixed income securities, at fair value	$42,136	$42,565
Equity securities, at fair value	7,061	3,168
Mortgage loans, net	821	746
Limited partnership interests	8,018	4,563
Short-term investments, at fair value	4,009	6,807
Other investments, net	2,656	1,691
Total	$64,701	$59,540
The Allstate Corporation 119

2021 Form 10-K Notes to Consolidated Financial Statements

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
December 31, 2021
U.S. government and agencies	$6,287	$12	$(26)	$6,273
Municipal	6,130	279	(16)	6,393
Corporate	26,834	688	(192)	27,330
Foreign government	982	9	(6)	985
ABS	1,143	14	(2)	1,155
Total fixed income securities	$41,376	$1,002	$(242)	$42,136

December 31, 2020
U.S. government and agencies	$2,058	$50	$(1)	$2,107
Municipal	7,100	480	(2)	7,578
Corporate	29,057	1,986	(26)	31,017
Foreign government	921	37	—	958
ABS	898	10	(3)	905
Total fixed income securities	$40,034	$2,563	$(32)	$42,565

Scheduled maturities for fixed income securities
	As of December 31, 2021
($ in millions)	Amortized cost, net	Fair value
Due in one year or less	$1,105	$1,111
Due after one year through five years	21,039	21,291
Due after five years through ten years	13,808	14,079
Due after ten years	4,281	4,500
	40,233	40,981
ABS	1,143	1,155
Total	$41,376	$42,136
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
	For the years ended December 31,
($ in millions)	2021	2020	2019
Fixed income securities	$1,148	$1,232	$1,201
Equity securities	100	78	175
Mortgage loans	43	34	27
Limited partnership interests	1,973	238	296
Short-term investments	5	17	70
Other investments	195	124	131
Investment income, before expense	3,464	1,723	1,900
Investment expense	(171)	(133)	(172)
Net investment income	$3,293	$1,590	$1,728

Net gains (losses) on investments and derivatives by asset type
	For the years ended December 31,
($ in millions)	2021	2020	2019
Fixed income securities	$425	$925	$433
Equity securities	520	117	930
Mortgage loans	20	(1)	—
Limited partnership interests	(52)	(14)	157
Derivatives	49	49	(26)
Other investments	122	11	44
Net gains (losses) on investments and derivatives	$1,084	$1,087	$1,538
120 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Net gains (losses) on investments and derivatives by transaction type
	For the years ended December 31,
($ in millions)	2021	2020	2019
Sales	$578	$974	$519
Credit losses	(42)	(32)	(26)
Valuation change of equity investments (1)	499	96	1,071
Valuation change and settlements of derivatives	49	49	(26)
Net gains (losses) on investments and derivatives	$1,084	$1,087	$1,538
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
	For the years ended December 31,
($ in millions)	2021	2020	2019
Gross realized gains	$587	$1,105	$541
Gross realized losses	(158)	(177)	(99)
The following table presents the net pre-tax appreciation (decline) recognized in net income of equity securities and limited partnership interests carried at fair value that are still held as of December 31, 2021 and 2020, respectively.

Net appreciation (decline) recognized in net income
	For the years ended December 31,
($ in millions)	2021	2020
Equity securities	$377	$247
Limited partnership interests carried at fair value	435	150
Total	$812	$397

Credit losses recognized in net income
	For the years ended December 31,
($ in millions)	2021	2020	2019
Assets
Fixed income securities:
Corporate	$(5)	$(1)	$(6)
ABS	1	(2)	(3)
Total fixed income securities	(4)	(3)	(9)
Mortgage loans	18	(1)	—
Limited partnership interests	(34)	(6)	(4)
Other investments
Bank loans	(22)	(23)	(13)
Total credit losses by asset type	$(42)	$(33)	$(26)

Liabilities
Commitments to fund commercial mortgage loans and bank loans	—	1	—
Total	$(42)	$(32)	$(26)

The Allstate Corporation 121

2021 Form 10-K Notes to Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2021		Gains	Losses
Fixed income securities	$42,136	$1,002	$(242)	$760
Short-term investments	4,009	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships (1)				(1)
Investments classified as held for sale				—
Unrealized net capital gains and losses, pre-tax				756
Amounts recognized for:
Insurance reserves (2)				—
DAC and DSI (3)				1
Reclassification of noncontrolling interest				4
Amounts recognized				5
Deferred income taxes				(163)
Unrealized net capital gains and losses, after-tax				$598

December 31, 2020
Fixed income securities	$42,565	$2,563	$(32)	$2,531
Short-term investments	6,807	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships				(1)
Investments classified as held for sale				2,369
Unrealized net capital gains and losses, pre-tax				4,896
Amounts recognized for:
Insurance reserves (2)				(496)
DAC and DSI (3)				(364)
Amounts recognized				(860)
Deferred income taxes				(856)
Unrealized net capital gains and losses, after-tax				$3,180
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.
(2)The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at lower interest rates, resulting in a premium deficiency. This adjustment primarily relates to structured settlement annuities with life contingencies (a type of immediate fixed annuity), classified as held for sale as of December 31, 2020.
(3)The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. This adjustment relates primarily to life insurance products, which are classified as held for sale as of December 31, 2020.

Change in unrealized net capital gains (losses)
	For the years ended December 31,
($ in millions)	2021	2020	2019
Fixed income securities	$(1,771)	$2,152	$2,715
EMA limited partnerships	—	—	(4)
Investments classified as held for sale	(2,369)	—	—
Total	(4,140)	2,152	2,711
Amounts recognized for:
Insurance reserves	496	(370)	(126)
DAC and DSI	365	(140)	(191)
Reclassification of noncontrolling interest	4	—	—
Amounts recognized	865	(510)	(317)
Deferred income taxes	693	(349)	(505)
(Decrease) increase in unrealized net capital gains and losses, after-tax	$(2,582)	$1,293	$1,889

122 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Mortgage loans The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled $821 million and $746 million, net of credit loss allowance, as of December 31, 2021 and 2020, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower.

Principal geographic distribution of commercial real estate exceeding 5% of the mortgage loans portfolio
	As of December 31,
(% of mortgage loan portfolio carrying value)	2021	2020
Texas	20.4%	22.0%
California	19.6	15.6
Illinois	6.7	2.4
Florida	6.0	8.6
Massachusetts	5.7	3.6
Tennessee	5.7	4.7
Ohio	5.3	7.2
Missouri	4.4	5.7

Types of properties collateralizing the mortgage loan portfolio
	As of December 31,
(% of mortgage loan portfolio carrying value)	2021	2020
Apartment complex	35.3%	53.2%
Retail	23.8	7.9
Office	18.5	21.8
Warehouse	11.0	14.2
Other	11.4	2.9
Total	100.0%	100.0%

Contractual maturities of the mortgage loan portfolio
	As of December 31, 2021
($ in millions)	Number of loans	Amortized cost, net	Percent
2022	5	$98	11.9%
2023	6	44	5.4
2024	5	89	10.8
2025	7	115	14.0
Thereafter	30	475	57.9
Total	53	$821	100.0%
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

Carrying value for limited partnership interests
	As of December 31, 2021			As of December 31, 2020
($ in millions)	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$4,905	$1,434	$6,339	$2,667	$988	$3,655
Real estate	823	97	920	623	74	697
Other (1)	759	—	759	211	—	211
Total (2)	$6,487	$1,531	$8,018	$3,501	$1,062	$4,563
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
(2)Carrying value for limited partnership interests as of December 31, 2021, includes certain investments classified as assets held for sale as of December 31, 2020 and March 31, 2021, and transferred to continuing operations in the first and second quarter of 2021, respectively.

The Allstate Corporation 123

2021 Form 10-K Notes to Consolidated Financial Statements
Municipal bonds The Company maintains a diversified portfolio of municipal bonds, including tax exempt and taxable securities, which totaled $6.39 billion and $7.58 billion as of December 31, 2021 and 2020, respectively.
The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Principal geographic distribution of municipal bond issuers exceeding 5% of the portfolio
	As of December 31,
(% of municipal bond portfolio carrying value)	2021	2020
California	11.8%	11.8%
Texas	8.7	9.5
Pennsylvania	5.4	5.8
New York	5.1	5.2
Colorado	4.4	5.5
Florida	4.2	5.5
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of December 31, 2021 and 2020, the fair value of short-term investments totaled $4.01 billion and $6.81 billion, respectively.
Other investments Other investments primarily consist of bank loans, real estate, policy loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Policy loans are carried at unpaid principal balances. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.

Other investments by asset type
	As of December 31,
($ in millions)	2021	2020
Bank loans, net	$1,574	$772
Real estate	809	659
Policy loans	148	181
Derivatives	12	20
Other	113	59
Total (1)	$2,656	$1,691
(1)Other investments as of December 31, 2021 include certain real estate and other investments classified as held for sale as of December 31, 2020 and transferred to continuing operations in the first quarter of 2021.
Agent loans were loans issued to exclusive Allstate agents and were carried at amortized cost, net. On November 15, 2021, the Company sold its portfolio of agent loans which were previously reported in other investments. Agent loans were assets of the Allstate Life segment and classified as assets held for sale as of December 31, 2020.
Concentration of credit risk As of December 31, 2021, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholders’ equity, other than the U.S. government and its agencies.
Securities loaned The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2021 and 2020, fixed income and equity securities with a carrying value of $1.38 billion and $872 million, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $1 million, $2 million and $3 million in 2021, 2020 and 2019, respectively.
Other investment information Included in fixed income securities are below investment grade assets totaling $7.50 billion and $6.06 billion as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, fixed income securities and short-term investments with a carrying value of $211 million were on deposit with regulatory authorities as required by law.
As of December 31, 2021, the carrying value of fixed income securities and other investments that were non-income producing was $57 million.

124 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $311 million and $351 million as of December 31, 2021, and 2020, respectively, and is reported within the accrued investment income line of the Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

The Allstate Corporation 125

2021 Form 10-K Notes to Consolidated Financial Statements

Rollforward of credit loss allowance for fixed income securities
	For the years ended December 31,
($ in millions)	2021	2020
Beginning balance	$(2)	$—
Credit losses on securities for which credit losses not previously reported	(5)	(2)
Net decreases related to credit losses previously reported	1	—
Reduction of allowance related to sales	—	—
Write-offs	—	—
Ending balance (1)	$(6)	$(2)
(1)Allowance for fixed income securities as of December 31, 2021 comprised $6 million of corporate bonds. Allowance for fixed income securities as of December 31, 2020 comprised $1 million and $1 million of corporate bonds and ABS, respectively.

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position

	Less than 12 months			12 months or more
($ in millions)	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2021
Fixed income securities
U.S. government and agencies	112	$5,451	$(24)	4	$72	$(2)	$(26)
Municipal	767	1,213	(15)	2	14	(1)	(16)
Corporate	1,197	9,725	(176)	22	130	(16)	(192)
Foreign government	51	415	(6)	4	3	—	(6)
ABS	80	500	(2)	53	8	—	(2)
Total fixed income securities	2,207	$17,304	$(223)	85	$227	$(19)	$(242)
Investment grade fixed income securities	1,993	$15,391	$(188)	71	$183	$(8)	$(196)
Below investment grade fixed income securities	214	1,913	(35)	14	44	(11)	(46)
Total fixed income securities	2,207	$17,304	$(223)	85	$227	$(19)	$(242)

December 31, 2020
Fixed income securities
U.S. government and agencies	26	$215	$(1)	—	$—	$—	$(1)
Municipal	43	116	(2)	—	—	—	(2)
Corporate	107	730	(21)	14	46	(5)	(26)
Foreign government	7	7	—	—	—	—	—
ABS	32	157	(2)	69	43	(1)	(3)
Total fixed income securities	215	$1,225	$(26)	83	$89	$(6)	$(32)
Investment grade fixed income securities	146	$855	$(8)	66	$45	$—	$(8)
Below investment grade fixed income securities	69	370	(18)	17	44	(6)	(24)
Total fixed income securities	215	$1,225	$(26)	83	$89	$(6)	$(32)

Gross unrealized losses by unrealized loss position and credit quality as of December 31, 2021
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(196)	$(35)	$(231)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	—	(11)	(11)
Total unrealized losses	$(196)	$(46)	$(242)
(1)Below investment grade fixed income securities include $33 million that have been in an unrealized loss position for less than twelve months.
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
126 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

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
As of December 31, 2021, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Loans The Company establishes a credit loss allowance for mortgage loans and bank loans when they are originated or purchased, and for unfunded commitments unless they are unconditionally cancellable by the Company. The Company uses a probability of default and loss given default model for mortgage loans and bank loans to estimate current expected credit losses that considers all relevant information available including past events, current conditions, and reasonable and supportable forecasts over the life of an asset. The Company also considers such factors as historical losses, expected prepayments and various economic factors. For mortgage loans the Company considers origination vintage year and property level information such as debt service coverage, property type, property location and collateral value. For bank loans the Company considers the credit rating of the borrower, credit spreads and type of loan. After the reasonable and supportable forecast period, the Company’s model reverts to historical loss trends.
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

Accrued interest
	As of December 31,
($ in millions)	2021	2020
Mortgage loans	$2	$2
Bank Loans	4	3
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
The Allstate Corporation 127

2021 Form 10-K Notes to Consolidated Financial Statements

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	December 31, 2021							December 31, 2020
($ in millions)	2016 and prior	2017	2018	2019	2020	Current	Total	Total
Below 1.0	$—	$—	$—	$—	$—	$—	$—	$—
1.0 - 1.25	11	—	—	25	10	—	46	46
1.26 - 1.50	39	5	—	104	—	12	160	201
Above 1.50	65	39	106	141	67	203	621	507
Amortized cost before allowance	$115	$44	$106	$270	$77	$215	$827	$754
Allowance							(6)	(8)
Amortized cost, net							$821	$746
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of December 31, 2021, 2020 and 2019.

Rollforward of credit loss allowance for mortgage loans
	For the years ended December 31,
($ in millions)	2021	2020
Beginning balance	$(67)	$(3)
Cumulative effect of change in accounting principle	—	(42)
Net decreases related to credit losses	40	(39)
Reduction of allowance related to sales	21	17
Write-offs	—	—
Ending balance (1)	$(6)	$(67)
(1)Includes $59 million of credit loss allowance for mortgage loans that are classified as held for sale as of December 31, 2020.
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
128 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Bank loans amortized cost by credit rating and year of origination
($ in millions)	December 31, 2021							December 31, 2020
	2016 and prior	2017	2018	2019	2020	Current	Total	Total
BBB	$—	$—	$5	$14	$7	$60	$86	$38
BB	9	16	15	24	31	561	656	168
B	—	18	47	34	63	606	768	456
CCC and below	3	21	18	40	9	34	125	161
Amortized cost before allowance	$12	$55	$85	$112	$110	$1,261	$1,635	$823
Allowance							(61)	(51)
Amortized cost, net							$1,574	$772

Rollforward of credit loss allowance for bank loans
	For the years ended December 31,
($ in millions)	2021	2020
Beginning balance	$(67)	$—
Cumulative effect of change in accounting principle	—	(53)
Net increases related to credit losses	(15)	(28)
Reduction of allowance related to sales	21	9
Write-offs	—	5
Ending balance (1)	$(61)	$(67)
(1)Includes $16 million of credit loss allowance for bank loans that are classified as held for sale as of December 31, 2020.

Note 6	Fair Value of Assets and Liabilities
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
The Allstate Corporation 129

2021 Form 10-K Notes to Consolidated Financial Statements
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
Certain assets are not carried at fair value on a recurring basis, including mortgage loans, bank loans and policy loans and are only included in the fair value hierarchy disclosure when the individual investment is reported at fair value.
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
ABS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, collateral performance, and credit spreads. Certain ABS are valued based on non-binding broker quotes whose inputs have been corroborated to be market observable. Residential MBS, included in ABS, uses prepayment speeds as a primary input for valuation.
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
130 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

models are widely accepted in the financial services industry and do not involve significant judgment.
•Assets held for sale: Comprise U.S. government and agencies, municipal, corporate, foreign government and ABS fixed income securities, equity securities, short-term investments and other investments. The valuation is based on the respective asset type as described above.
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
Corporate - public and privately placed, ABS:  Primarily valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. Other inputs for corporate fixed income securities include an interest rate yield curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.
•Equity securities:  The primary inputs to the valuation include quoted prices or quoted net asset values for identical or similar assets in markets that are less active relative to those markets supporting Level 2 fair value measurements.
•Short-term:  For certain short-term investments, amortized cost is used as the best estimate of fair value.
•Other investments:  Certain OTC derivatives, such as interest rate caps, certain credit default swaps and certain options (including swaptions), are valued using models that are widely accepted in the financial services industry. These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility. Other primary inputs include interest rate yield curves and credit spreads and quoted prices for identical or similar assets in the markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.
•Other assets: Includes the contingent consideration provision in the sale agreement for ALIC which meets the definition of a derivative. This derivative is valued internally using a model that includes stochastically determined cash flows and inputs that include spot and forward interest rates, volatility, corporate credit spreads and a liquidity discount. This derivative is categorized as Level 3 due to the significance of non-market observable inputs.
•Assets held for sale: Comprise municipal, corporate and ABS fixed income securities and equity securities. The valuation is based on the respective asset type as described above.
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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of December 31, 2021, the Company has commitments to invest $236 million in these limited partnership interests.
The Allstate Corporation 131

2021 Form 10-K Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of December 31, 2021
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$6,247	$26	$—		$6,273
Municipal	—	6,375	18		6,393
Corporate - public	—	16,569	20		16,589
Corporate - privately placed	—	10,675	66		10,741
Foreign government	—	985	—		985
ABS	—	1,115	40		1,155
Total fixed income securities	6,247	35,745	144		42,136
Equity securities	6,312	400	349		7,061
Short-term investments	1,140	2,864	5		4,009
Other investments	—	34	2	$(22)	14
Other assets	1	—	65		66
Total recurring basis assets	13,700	39,043	565	(22)	53,286
Non-recurring basis	—	—	32		32
Total assets at fair value	$13,700	$39,043	$597	$(22)	$53,318
% of total assets at fair value	25.7%	73.2%	1.1%	—%	100.0%

Investments reported at NAV					1,531
Total					$54,849
Liabilities
Other liabilities	$(3)	$(12)	$—	$7	$(8)
Total recurring basis liabilities	(3)	(12)	—	7	(8)
Total liabilities at fair value	$(3)	$(12)	$—	$7	$(8)
% of total liabilities at fair value	37.5%	150.0%	—%	(87.5)%	100.0%

132 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Assets and liabilities measured at fair value
	As of December 31, 2020
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$2,061	$45	$—		$2,106
Municipal	—	7,562	17		7,579
Corporate - public	—	21,885	67		21,952
Corporate - privately placed	—	9,002	63		9,065
Foreign government	—	958	—		958
ABS	—	826	79		905
Total fixed income securities	2,061	40,278	226		42,565
Equity securities	2,468	396	304		3,168
Short-term investments	6,549	223	35		6,807
Other investments	—	29	—	$(9)	20
Other assets	1	—	—		1
Assets held for sale	6,488	23,103	267	(6)	29,852
Total recurring basis assets	17,567	64,029	832	(15)	82,413
Total assets at fair value	$17,567	$64,029	$832	$(15)	$82,413
% of total assets at fair value	21.3%	77.7%	1.0%	—%	100.0%

Investments reported at NAV					1,062
Assets held for sale at NAV					762
Total					$84,237
Liabilities
Other liabilities	$—	$(34)	$—	$18	$(16)
Liabilities held for sale	—	(119)	(516)	9	(626)
Total recurring basis liabilities	—	(153)	(516)	27	(642)
Total liabilities at fair value	$—	$(153)	$(516)	$27	$(642)
% of total liabilities at fair value	—%	23.8%	80.4%	(4.2)%	100.0%
As of December 31, 2021 and 2020, Level 3 fair value measurements of fixed income securities total $144 million and $226 million, respectively, and include $41 million and $69 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $16 million and $18 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
The Allstate Corporation 133

2021 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2021
	Balance as of December 31, 2020	Total gains (losses) included in:		Transfers		Transfers to (from) held for sale					Balance as of December 31, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$—	$—	$1	$—	$—	$3	$—	$—	$(3)	$18
Corporate - public	67	1	(1)	—	—	(7)	13	(53)	—	—	20
Corporate - privately placed	63	(2)	3	10	—	14	6	(23)	—	(5)	66
ABS	79	—	1	4	(32)	—	47	(5)	—	(54)	40
Total fixed income securities	226	(1)	3	15	(32)	7	69	(81)	—	(62)	144
Equity securities	304	61	—	—	—	101	43	(160)	—	—	349
Short-term investments	35	—	—	—	—	—	5	—	—	(35)	5
Other investments	—	—	—	—	—	—	3	(1)	—	—	2
Other assets	—	65	—	—	—	—	—	—	—	—	65
Assets held for sale	267	3	(1)	17	(13)	(108)	4	(163)	—	(6)	—
Total recurring Level 3 assets	832	128	2	32	(45)	—	124	(405)	—	(103)	565
Liabilities
Liabilities held for sale	(516)	35	—	—	—	—	—	492	(28)	17	—
Total recurring Level 3 liabilities	$(516)	$35	$—	$—	$—	$—	$—	$492	$(28)	$17	$—

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2020
	Balance as of December 31, 2019	Total gains (losses) included in:		Transfers						Balance as of December 31, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$22	$—	$—	$—	$—	$—	$(3)	$—	$(2)	$17
Corporate - public	36	—	1	1	—	48	(19)	—	—	67
Corporate - privately placed	32	—	(5)	21	—	17	(2)	—	—	63
ABS	84	(1)	—	54	(49)	59	(26)	—	(42)	79
Total fixed income securities	174	(1)	(4)	76	(49)	124	(50)	—	(44)	226
Equity securities	255	—	—	—	—	57	(8)	—	—	304
Short-term investments	25	—	—	—	(25)	35	—	—	—	35
Assets held for sale	284	1	(8)	52	(42)	24	(37)	—	(7)	267
Total recurring Level 3 assets	738	—	(12)	128	(116)	240	(95)	—	(51)	832
Liabilities
Liabilities held for sale	(462)	(43)	—	—	—	—	—	(34)	23	(516)
Total recurring Level 3 liabilities	$(462)	$(43)	$—	$—	$—	$—	$—	$(34)	$23	$(516)

134 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2019
	Balance as of December 31, 2018	Total gains (losses) included in:		Transfers						Balance as of December 31, 2019
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$31	$—	$1	$—	$(6)	$—	$(3)	$—	$(1)	$22
Corporate - public	38	—	2	—	—	—	(4)	—	—	$36
Corporate - privately placed	32	—	—	2	—	1	(2)	—	(1)	$32
ABS	73	—	—	2	(21)	33	—	—	(3)	$84
Total fixed income securities	174	—	3	4	(27)	34	(9)	—	(5)	174
Equity securities	212	16	—	—	(1)	73	(44)	—	(1)	255
Short-term investments	30	—	—	—	—	35	(40)	—	—	25
Other investments	—	—	—	—	—	—	—	—	—	—
Assets held for sale	281	15	4	57	(4)	14	(53)	—	(30)	284
Total recurring Level 3 assets	697	31	7	61	(32)	156	(146)	—	(36)	738
Liabilities
Liabilities held for sale	(224)	(61)	—	(175)	—	—	—	(16)	14	(462)
Total recurring Level 3 liabilities	$(224)	$(61)	$—	$(175)	$—	$—	$—	$(16)	$14	$(462)

Total Level 3 gains (losses) included in net income
	For the years ended December 31,
($ in millions)	2021	2020	2019
Net investment income	$1	$(16)	$—
Net gains (losses) on investments and derivatives	124	15	16
Transfers into Level 3 during 2021, 2020 and 2019 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers into Level 3 during 2019 also included derivatives embedded in equity-indexed universal life contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.
Transfers out of Level 3 during 2021, 2020 and 2019 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The Allstate Corporation 135

2021 Form 10-K Notes to Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of December 31,
($ in millions)	2021	2020	2019
Assets
Fixed income securities:
Corporate - public	$—	$(1)	$—
Corporate - privately placed	(2)	—	—
ABS	—	—	(1)
Total fixed income securities	(2)	(1)	(1)
Equity securities	28	(1)	5
Other assets	65	—	—
Assets held for sale	—	—	2
Total recurring Level 3 assets	$91	$(2)	$6
Liabilities
Liabilities held for sale	$—	$(43)	$(61)
Total recurring Level 3 liabilities	—	(43)	(61)
Total included in net income	$91	$(45)	$(55)

Components of net income
Net investment income	$1	$(16)	$—
Net gains (losses) on investments and derivatives	90	14	4
Total included in net income	$91	$(2)	$4

Assets
Corporate - public	$—	$1
Corporate - privately placed	3	(5)
Assets held for sale	—	(5)
Changes in unrealized net capital gains and losses reported in OCI (1)	$3	$(9)
(1)Effective January 1, 2020, the Company adopted the fair value accounting standard that prospectively requires the disclosure of valuation changes reported in OCI.

Financial instruments not carried at fair value
($ in millions)		December 31, 2021		December 31, 2020
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$821	$853	$746	$792
Bank loans	Level 3	1,574	1,634	772	803
Assets held for sale	Level 3	—	—	4,206	4,440

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$55	$55	$—	$—
Long-term debt	Level 2	7,976	9,150	7,825	9,489
Liability for collateral	Level 2	1,444	1,444	914	914
Liabilities held for sale (2)	Level 3	—	—	8,130	9,424
(1)Represents the amounts reported on the Consolidated Statements of Financial Position.
(2)Includes certain liabilities for collateral measured at Level 2 fair value as of December 31, 2020.
136 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

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
Assets and liabilities held for sale Asset-liability management is a risk management practice that balances the cash flows and risk and return characteristics of assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures were utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Futures and options were used for hedging the equity exposure contained in equity indexed life and annuity product contracts that offer equity returns to contractholders.
The Company’s primary embedded derivatives were equity options in life and annuity product contracts, which provided returns linked to equity indices to contractholders.
In connection with the sale of ALIC and certain affiliates, the sale agreement includes a provision related to contingent consideration that may be earned over a ten-year period commencing on January 1, 2026 and ending January 1, 2035. The contingent consideration is determined annually based on the average 10-year Treasury rate over the preceding 3-year period compared to a designated rate. The contingent consideration meets the definition of a derivative and is accounted for on a fair value basis with periodic changes in fair value reflected in earnings. As of December 31, 2021, the Company recorded $65 million in other assets related to this derivative.
The Allstate Corporation 137

2021 Form 10-K Notes to Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2021
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	1,181	$1	$1	$—
Equity and index contracts
Options	Other investments	n/a	61	5	5	—
Futures	Other assets	n/a	113	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	$2	n/a	—	—	—
Embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Contingent consideration	Other assets	250	n/a	65	65	—
Credit default contracts
Credit default swaps – buying protection	Other investments	33	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	250	n/a	6	6	—
Total asset derivatives		$1,285	1,355	$76	$77	$(1)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	36,668	$(2)	$—	$(2)
Equity and index contracts
Futures	Other liabilities & accrued expenses	—	1,260	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	715	n/a	16	23	(7)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	70	n/a	(4)	—	(4)
Credit default swaps – selling protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Total liability derivatives		790	37,928	9	$23	$(14)
Total derivatives		$2,075	39,283	$85
(1)Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
138 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Summary of the volume and fair value positions of derivative instruments as of December 31, 2020
		Volume
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	290	$—	$—	$—
Equity and index contracts
Options	Other investments	n/a	56	6	6	—
Futures	Other assets	n/a	905	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	$291	n/a	4	9	(5)
Embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	60	n/a	(3)	—	(3)
Credit default swaps – selling protection	Other investments	750	n/a	13	13	—
Assets held for sale		158	3,189	185	189	(4)
Total asset derivatives		$2,009	4,440	$206	$218	$(12)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	705	$—	$—	$—
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	666	—	—	—
Total return index contracts
Total return swap agreements - fixed income	Other liabilities & accrued expenses	50	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	250	n/a	(9)	1	(10)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	638	n/a	(16)	—	(16)
Credit default swaps – selling protection	Other liabilities & accrued expenses	4	n/a	—	—	—
Liabilities held for sale		2,240	2,737	(630)	1	(631)
Total liability derivatives		3,182	4,108	(655)	$2	$(657)
Total derivatives		$5,191	8,548	$(449)

Gross and net amounts for OTC derivatives (1)
		Offsets
($ in millions)	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2021
Asset derivatives	$23	$(24)	$2	$1	$—	$1
Liability derivatives	(10)	24	(17)	(3)	—	(3)

December 31, 2020
Asset derivatives	$10	$(9)	$—	$1	$—	$1
Liability derivatives	(19)	9	9	(1)	—	(1)
(1)All OTC derivatives are subject to enforceable master netting agreements.
The Allstate Corporation 139

2021 Form 10-K Notes to Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Accident and health insurance policy benefits and interest credited to contractholder funds	Operating costs and expenses	(Loss) income from discontinued operations	Total gain (loss) recognized in net income on derivatives
2021
Interest rate contracts	$22	—	$—	—	$22
Equity and index contracts	(7)	27	45	—	65
Contingent consideration	—	—	—	65	65
Foreign currency contracts	32	—	—	—	32
Credit default contracts	7	—	—	—	7
Total return swaps - fixed income	4	—	—	—	4
Total	$58	$27	$45	$65	$195

2020
Interest rate contracts	$36	$—	$—	$—	$36
Equity and index contracts	15	—	29	—	44
Foreign currency contracts	(13)	—	—	—	(13)
Credit default contracts	6	—	—	—	6
Total return swaps - fixed income	1	—	—	—	1
Total return swaps - equity index	4	—	—	—	4
Total	$49	$—	$29	$—	$78

2019
Interest rate contracts	$51	$—	$—	$—	$51
Equity and index contracts	(121)	—	40	—	(81)
Foreign currency contracts	5	—	—	—	5
Credit default contracts	(7)	—	—	—	(7)
Total return swaps - fixed income	13	—	—	—	13
Total return swaps - equity	33	—	—	—	33
Total	$(26)	$—	$40	$—	$14
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

OTC cash and securities collateral pledged
($ in millions)	December 31, 2021
Pledged by the Company	$2
Pledged to the Company (1)	17
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
140 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	2021				2020
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$199	$7	$—	1	$186	$4	$—
A	1	367	9	—	—	—	—	—
Total	2	$566	$16	$—	1	$186	$4	$—
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	December 31, 2021
Pledged by the Company	$73
Received by the Company	3
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

($ in millions)	2021	2020
Gross liability fair value of contracts containing credit-risk-contingent features	$8	$19
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(7)	(6)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(13)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$—
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

The Allstate Corporation 141

2021 Form 10-K Notes to Consolidated Financial Statements

CDS notional amounts by credit rating and fair value of protection sold
	Notional amount
($ in millions)	AAA	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2021
Single name
Corporate debt	$—	$—	$—	$—	$5	$5	$—
Index
Corporate debt	2	4	46	190	8	250	6
Total	$2	$4	$46	$190	$13	$255	$6

December 31, 2020
Single name
Corporate debt	$—	$—	$—	$—	$4	$4	$—
Index
Corporate debt	6	12	156	492	84	750	13
Total	$6	$12	$156	$492	$88	$754	$13
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

Off-balance sheet financial instruments
Commitments to invest, commitments to purchase private placement securities, commitments to fund loans, financial guarantees and credit guarantees have off-balance sheet risk because their contractual amounts are not recorded in the Company’s Consolidated Statements of Financial Position.

Contractual amounts of off-balance sheet financial instruments
	As of December 31,
($ in millions)	2021	2020
Commitments to invest in limited partnership interests	$2,720	$2,015
Private placement commitments	104	36
Other loan commitments	16	17
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
142 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

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
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company. The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $181 million of earned premiums and $135 million in claims and claims expenses in 2021.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	December 31, 2021
Assets
Fixed income securities	$324
Short-term investments	30
Deferred policy acquisition costs	15
Premium installment and other receivables, net	42
Reinsurance recoverables, net	114
Other assets	82
Total assets	607
Liabilities
Reserve for property and casualty insurance claims and claims expense	226
Unearned premiums	175
Other liabilities and expenses	265
Total liabilities	$666

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns, it may need to apply actuarial judgment in the determination and selection of development factors to be more reflective of the new trends. For example, the Coronavirus has had a significant impact on driving patterns and auto frequency. Supply chain
The Allstate Corporation 143

2021 Form 10-K Financial Statements
disruptions have resulted in higher parts costs and used car values which have combined with labor shortages to increase physical damage loss costs while medical inflation, treatment trends and higher levels of attorney representation have increased liability losses. These factors may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability. Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, the rate of distracted driving, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors, the effectiveness and efficiency of claim practices and changes in mix of claim types. The Company mitigates these effects through various loss management programs. When such changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves.
As part of the reserving process, the Company may also supplement its claims processes by utilizing third-party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.
Because reserves are estimates of unpaid portions of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, Run-off Property-Liability and reinsurance and indemnification recoverables, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates.
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

Rollforward of reserve for property and casualty insurance claims and claims expense
($ in millions)	2021	2020	2019
Balance as of January 1	$27,610	$27,712	$27,423
Less recoverables (1)	(7,033)	(6,912)	(7,155)
Net balance as of January 1	20,577	20,800	20,268
National General acquisition as of January 4, 2021	1,797	—	—
SafeAuto acquisition as of October 1, 2021	134	—	—
Incurred claims and claims expense related to:
Current year	29,196	22,437	24,106
Prior years	122	(436)	(130)
Total incurred	29,318	22,001	23,976
Claims and claims expense paid related to:
Current year	(18,438)	(14,245)	(15,160)
Prior years	(9,807)	(7,979)	(8,284)
Total paid	(28,245)	(22,224)	(23,444)
Net balance as of December 31	23,581	20,577	20,800
Plus recoverables	9,479	7,033	6,912
Balance as of December 31	$33,060	$27,610	$27,712
(1) Recoverables comprises reinsurance and indemnification recoverables. See Note 11 for further details.
144 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Reconciliation of total claims and claims expense incurred and paid by coverage
	December 31, 2021
($ in millions)	Incurred	Paid
Allstate Protection
Auto insurance - liability coverage	$10,830	$(9,420)
Auto insurance - physical damage coverage	7,170	(7,150)
Homeowners insurance	6,371	(6,045)
Total auto and homeowners insurance	24,371	(22,615)
Other personal lines	1,144	(1,163)
Commercial lines	767	(581)
Protection Services	376	(373)
Run-off Property-Liability	109	(97)
Unallocated loss adjustment expenses (“ULAE”)	2,569	(2,726)
Claims incurred and paid from before 2017	(69)	(622)
Other (1)	51	(68)
Total	$29,318	$(28,245)
(1)Paid and incurred includes amounts primarily related to the acquisition of SafeAuto. Additionally, incurred includes the amortization of the fair value adjustment related to the acquisition of National General.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the calendar year. This expense includes losses from catastrophes of $3.34 billion, $2.81 billion and $2.56 billion in 2021, 2020 and 2019, respectively, net of recoverables. Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
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

Prior year reserve reestimates included in claims and claims expense (1)
	Twelve months ended December 31,
	Non-catastrophe losses			Catastrophe losses			Total
($ in millions)	2021	2020	2019	2021(2)(3)	2020 (4)	2019	2021	2020	2019
Auto	$178	$(63)	$(306)	$(29)	$(44)	$(17)	$149	$(107)	$(323)
Homeowners	12	(17)	(1)	(165)	(422)	66	(153)	(439)	65
Other personal lines	(96)	(27)	8	(11)	(39)	—	(107)	(66)	8
Commercial lines	116	34	18	3	2	(1)	119	36	17
Run-off Property-Liability (5)	116	141	105	—	—	—	116	141	105
Protection Services	(2)	(1)	(2)	—	—	—	(2)	(1)	(2)
Total prior year reserve reestimates	$324	$67	$(178)	$(202)	$(503)	$48	$122	$(436)	$(130)
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
(5)The Company’s 2021 annual reserve review, using established industry and actuarial best practices, resulted in unfavorable reestimates of $111 million.
The Allstate Corporation 145

2021 Form 10-K Financial Statements
The following presents information about incurred and paid claims development as of December 31, 2021, net of recoverables, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for claims and claims expense, including both reported and IBNR claims. The cumulative number of reported claims is identified by coverage and excludes reported claims for industry pools and facilities where information is not available. The information about incurred and paid claims development for the 2017 to 2021 years, and the average annual percentage payout of incurred claims by age as of December 31, 2021, is presented as required supplementary information.
Auto insurance – liability coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2017	2018	2019	2020	2021
2017	$9,424	$9,341	$9,286	$9,332	$9,392	$60	$581	2,519,909
2018	—	9,817	9,786	9,825	9,862	37	1,140	2,499,583
2019	—	—	10,557	10,503	10,750	247	2,080	2,632,610
2020	—	—	—	8,773	8,770	(3)	2,901	1,891,726
2021	—	—	—	—	10,489		6,860	2,150,167
				Total	$49,263	$341
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2017 accident years						(51)
Prior year reserve reestimates for ULAE						29
Other						(18)
Total prior year reserve reestimates						$301

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2017	2018	2019	2020	2021
2017	$3,554	$6,058	$7,386	$8,241	$8,811
2018	—	3,672	6,417	7,801	8,722
2019	—	—	3,985	7,096	8,670
2020	—	—	—	3,143	5,869
2021	—	—	—	—	3,629
				Total	$35,701
All outstanding liabilities before 2017, net of recoverables					1,393
Liabilities for claims and claim adjustment expenses, net of recoverables					$14,955

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2021
	1 year	2 years	3 years	4 years	5 years
Auto insurance – liability coverage	38.8%	28.1%	13.2%	8.4%	5.1%

146 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Auto insurance – physical damage coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2017	2018	2019	2020	2021
2017	$5,738	$5,627	$5,612	$5,610	$5,613	$3	$4	4,634,171
2018	—	5,788	5,704	5,659	5,652	(7)	5	4,686,395
2019	—	—	6,269	6,188	6,150	(38)	(2)	4,860,355
2020	—	—	—	5,508	5,419	(89)	(8)	4,008,243
2021	—	—	—	—	7,301		429	4,407,369
				Total	$30,135	$(131)
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2017 accident years						(5)
Prior year reserve reestimates for ULAE						(14)
Other						(2)
Total prior year reserve reestimates						$(152)

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2017	2018	2019	2020	2021
2017	$5,398	$5,625	$5,614	$5,609	$5,609
2018	—	5,475	5,693	5,650	5,647
2019	—	—	5,959	6,158	6,152
2020	—	—	—	5,140	5,427
2021	—	—	—	—	6,872
				Total	$29,707
All outstanding liabilities before 2017, net of recoverables					7
Liabilities for claims and claim adjustment expenses, net of recoverables					$435

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2021
	1 year	2 years	3 years	4 years	5 years
Auto insurance – physical damage coverage	96.2%	3.9%	(0.3)%	(0.1)%	—%

The Allstate Corporation 147

2021 Form 10-K Financial Statements
Homeowners insurance

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2017	2018	2019	2020	2021
2017	$4,929	$5,036	$5,037	$4,805	$4,816	$11	$60	977,319
2018	—	5,155	5,262	4,958	4,829	(129)	82	898,425
2019	—	—	4,864	4,924	4,931	7	153	868,577
2020	—	—	—	5,792	5,839	47	280	982,690
2021	—	—	—	—	6,435		1,884	908,890
				Total	$26,850	$(64)
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2017 accident years						(13)
Prior year reserve reestimates for ULAE						(70)
Other						(6)
Total prior year reserve reestimates						$(153)

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2017	2018	2019	2020	2021
2017	$3,521	$4,634	$4,835	$4,734	$4,756
2018	—	3,775	4,883	4,759	4,747
2019	—	—	3,535	4,587	4,778
2020	—	—	—	4,266	5,559
2021	—	—	—	—	4,551
				Total	$24,391
All outstanding liabilities before 2017, net of recoverables					115
Liabilities for claims and claim adjustment expenses, net of recoverables					$2,574

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2021
	1 year	2 years	3 years	4 years	5 years
Homeowners insurance	73.7%	20.7%	2.8%	0.8%	0.7%

148 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Reconciliation of the net incurred and paid claims development tables above to the reserve for property and casualty insurance claims and claims expense
($ in millions)	As of December 31, 2021
Net outstanding liabilities
Allstate Protection
Auto insurance - liability coverage	$14,955
Auto insurance - physical damage coverage	435
Homeowners insurance	2,574
Other personal lines	1,316
Commercial lines	1,316
Protection Services	33
Run-off Property-Liability (1)	1,342
ULAE	1,430
Other (2)	180
Net reserve for property and casualty insurance claims and claims expense	23,581

Recoverables
Allstate Protection
Auto insurance - liability coverage	7,247
Auto insurance - physical damage coverage	81
Homeowners insurance	1,023
Other personal lines	173
Commercial lines	256
Protection Services	9
Run-off Property-Liability	494
ULAE	196
Total recoverables	9,479
Gross reserve for property and casualty insurance claims and claims expense	$33,060
(1)Run-off Property-Liability includes business in run-off with most of the claims related to accident years more than 30 years ago. IBNR reserves represent $733 million of the total reserves as of December 31, 2021.
(2)Includes amounts primarily related to the acquisition of SafeAuto and the unamortized fair value adjustment related to the acquisition of National General.
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

Note 10	Reserve for Future Policy Benefits and Contractholder Funds

Reserve for future policy benefits
	As of December 31,
($ in millions)	2021	2020
Traditional life insurance and other	$313	$299
Accident and health insurance	960	729
Reserve for future policy benefits	$1,273	$1,028

Key assumptions generally used in calculating the reserve for future policy benefits
Product	Mortality	Interest rate	Estimation method
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 1.8% to 7.0%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 2.8% to 7.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims

The Allstate Corporation 149

2021 Form 10-K Notes to Consolidated Financial Statements
Accident and health short-duration contracts
The following presents information about incurred and paid claims development as of December 31, 2021, net of recoverables, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for future policy benefits, including both reported and IBNR claims. The information about incurred and paid claims development for the 2017 to 2021 years, as of December 31, 2021, is presented as required supplementary information.
Group and individual accident and health

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables					IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					As of December 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2017	2018	2019	2020	2021
2017	$211	$186	$183	$183	$183	$—	302,100
2018	—	235	205	203	203	—	269,095
2019	—	—	257	239	242	—	306,998
2020	—	—	—	297	293	9	410,031
2021	—	—	—	—	424	152	465,525
				Total	$1,345

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2017	2018	2019	2020	2021
2017	$105	$178	$182	$183	$183
2018	—	126	201	203	203
2019	—	—	158	234	242
2020	—	—	—	184	284
2021	—	—	—	—	272
				Total	$1,184
All outstanding liabilities before 2017, net of recoverables					—
Liabilities for claims and claim adjustment expenses, net of recoverables					$161

Reconciliation of the net incurred and paid claims development tables above to the reserve for future policy benefits
($ in millions)	As of December 31, 2021
Net outstanding liabilities
Group and individual accident and health short-duration contracts	$161
Other accident and health short-duration contracts	28
Long duration accident and health insurance	617
Long duration traditional life insurance and other	313
Net reserve for future policy benefits	1,119
Recoverables
Group and individual accident and health short-duration contracts	38
Other accident and health short-duration contracts	—
Insurance lines other than short-duration	116
Gross reserve for future policy benefits	$1,273

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2021
	1 year	2 years	3 years	4 years	5 years
Group and individual accident and health	62.6%	35.1%	1.9%	0.4%	—%
150 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Contractholder funds for interest-sensitive life insurance were $853 million and $857 million as of December 31, 2021 and 2020, respectively.

Contractholder funds activity
	For the years ended December 31,
($ in millions)	2021	2020	2019
Balance, beginning of year	$857	$915	$898
Deposits	118	121	126
Interest credited	34	33	34
Benefits	(41)	(34)	(11)
Surrenders and partial withdrawals	(23)	(61)	(21)
Contract charges	(107)	(123)	(114)
Other adjustments	70	6	3
Balance, end of year	$908	$857	$915
The Allstate Corporation 151

2021 Form 10-K Notes to Consolidated Financial Statements

Note 11	Reinsurance and Indemnification

Effects of reinsurance and indemnification on property and casualty premiums written and earned and accident and health insurance premiums and contract charges
	For the years ended December 31,
($ in millions)	2021	2020	2019
Property and casualty insurance premiums written
Direct	$45,523	$38,695	$37,976
Assumed	213	105	95
Ceded	(1,736)	(1,142)	(1,117)
Property and casualty insurance premiums written, net of recoverables	$44,000	$37,658	$36,954

Property and casualty insurance premiums earned
Direct	$43,944	$38,115	$37,104
Assumed	178	99	94
Ceded	(1,904)	(1,141)	(1,122)
Property and casualty insurance premiums earned, net of recoverables	$42,218	$37,073	$36,076

Accident and health insurance premiums and contract charges
Direct	$1,878	$1,093	$1,145
Assumed	21	14	14
Ceded	(78)	(13)	(14)
Accident and health insurance premiums and contract charges, net of recoverables	$1,821	$1,094	$1,145
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
	As of December 31,
($ in millions)	2021	2020
Property and casualty
Paid and due from reinsurers and indemnitors	$391	$101
Unpaid losses estimated (including IBNR)	9,479	7,033
Total property and casualty	$9,870	$7,134
Accident and health insurance	154	81
Total	$10,024	$7,215

Rollforward of credit loss allowance for reinsurance recoverables
	For the years ended December 31,
($ in millions)	2021	2020
Property and casualty (1) (2)
Beginning balance	$(59)	$(60)
(Increase)/Decrease in the provision for credit losses	(8)	1
Write-offs	1	—
Ending balance	$(66)	$(59)

Accident and health insurance
Beginning balance	$(1)	$(1)
Increase in the provision for credit losses	(7)	—
Write-offs	—	—
Ending Balance	$(8)	$(1)
(1)Primarily related to run-off lines reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.
152 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

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
Property and casualty reinsurance is in place for the Allstate Protection, Run-off lines and Protection Services segments. The Company purchases reinsurance after evaluating the financial condition of the reinsurer as well as the terms and price of coverage.
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
State-based industry pools or facilities
Michigan Catastrophic Claims Association The MCCA is a statutory indemnification mechanism for member insurers’ qualifying personal injury protection claims paid for the unlimited lifetime medical benefits above the applicable retention level for qualifying injuries from automobile, motorcycle and commercial vehicle accidents. Indemnification recoverables on paid and unpaid claims, including IBNR, as of December 31, 2021 and 2020 include $6.70 billion and $5.65 billion, respectively, from the MCCA for its indemnification obligation.
The MCCA is funded by annually assessing participating member companies actively writing motor vehicle coverage in Michigan on a per vehicle basis that is currently $86 per vehicle insured. The MCCA’s calculation of the annual assessment is based upon the total of members’ actuarially determined present value of expected payments on lifetime claims by all persons expected to be catastrophically injured in that year and ultimately qualify for MCCA reimbursement, its operating expenses, and adjustments for the amount of excesses or deficiencies in prior assessments. The MCCA has also included its calculation of the impacts of the auto insurance reforms which have begun to phase in since their passage in June 2019, including the personal injury protection medical fee schedule that became effective July 2, 2021. The assessment is incurred by the Company as policies are written and recovered as a component of premiums from the Company’s customers.
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
As required for member companies by the MCCA, the Company reports covered paid and unpaid claims to the MCCA when estimates of loss for a reported claim are expected to exceed the retention level, the claims involve certain types of severe injuries, or there are litigation demands received suggesting the claim value exceeds certain thresholds. The retention level is adjusted upward every other MCCA fiscal year by the lesser of 6% or the increase in the Consumer Price Index. The retention level will be $600 thousand per claim for the fiscal two-years ending June 30, 2023 compared to $580 thousand per claim for the fiscal two-years ending June 30, 2021.
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
The Allstate Corporation 153

2021 Form 10-K Notes to Consolidated Financial Statements
The MCCA annual assessments fund current operations and member company reimbursements. The MCCA prepares statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Michigan Department of Insurance and Financial Services (“MI DOI”). The MI DOI has granted the MCCA a statutory permitted practice that expires in June 30, 2022 to discount its liabilities for loss and loss adjustment expense. As of June 30, 2021, the date of its most recent annual financial report, the MCCA had cash and invested assets of $27.26 billion and an accumulated surplus of $5.04 billion. The permitted practice reduced the accumulated deficit by $31.28 billion. As a result of the auto insurance reforms passed in June 2019, the MCCA announced on November 3, 2021 that the surplus had increased beyond a level necessary to safely cover its expected losses and expenses and will return a portion of its surplus to its member insurance companies as a pass-through to issue a refund of $400 per vehicle and $80 per historical vehicle to the policyholders. At the time the returned surplus is received a liability will be recorded until the refunds are disbursed to the policyholders.
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
A significant portion of the incurred claim reserves and the recoverables can be attributed to a small number of catastrophic claims. Assessments paid to PLIGA for the EMB program totaled $7 million in 2021. The amounts of paid and unpaid recoverables as of December 31, 2021 and 2020 were $371 million and $389 million, respectively.
PLIGA annually assesses all admitted property and casualty insurers writing covered lines in New Jersey for PLIGA indemnification and expenses. PLIGA assessments may be recouped as a surcharge on premiums collected. PLIGA does not ultimately retain underwriting risk as it assesses member companies for their expected qualifying losses to provide funding for payment of its indemnification obligation to member companies for their actual losses. As a pass through, PLIGA facilitates these transactions of receipt of assessments paid by member companies and payment to member companies for covered claims presented by them for indemnification. As of December 31, 2020, the date of its most recent annual financial report, PLIGA had a fund balance of $254 million.
As statutory administrator of the UCJF, PLIGA provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger pedestrian personal injury protection benefits when no other coverage is available.
PLIGA annually collects a UCJF assessment from all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for UCJF indemnification and expenses. UCJF assessments can be expensed as losses recoverable in rates as appropriate. As of December 31, 2020, the date of its most recent annual financial report, the UCJF fund had a balance of $57 million.
North Carolina Reinsurance Facility The NCRF provides automobile liability insurance to drivers that insurers are not otherwise willing to insure. All insurers licensed to write automobile insurance in North Carolina are members of the NCRF. Premiums, losses and expenses are assigned to the NCRF. North Carolina law allows the NCRF to recoup operating losses for certain insureds through a surcharge to policyholders. As of September 30, 2021, the NCRF reported a deficit of $67 million in members’ equity. The NCRF implemented a loss recoupment surcharge on all private passenger and commercial fleet policies effective October 1, 2021, through September 30, 2022. Member companies are assessed the recoupment surcharge. The loss recoupment surcharge will be adjusted on October 1, 2022 and discontinued once losses are recovered. The NCRF results are shared by the member companies in proportion to their respective North Carolina automobile liability writings. For the fiscal year ending September 30, 2021, net gain was $58 million, including $1.11 billion of earned premiums, $244 million of certain private passenger auto risk recoupment and $127 million of member loss recoupments. As of December 31, 2021, the NCRF recoverables on paid claims is $51 million and recoverables on unpaid claims is $228 million. Paid recoverable balances, if covered, are typically settled within sixty days of monthly filing.
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
154 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

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
Annual premiums earned and paid under the FHCF agreement were $15 million, $9 million and $9 million in 2021, 2020 and 2019, respectively. Qualifying losses were $13 million, $15 million and $33 million in 2021, 2020 and 2019, respectively. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $104 million for the two largest hurricanes and $35 million for other hurricanes, up to a maximum total of $251 million, effective from June 1, 2021 to May 31, 2022. The amounts recoverable from the FHCF totaled $25 million and $32 million as of December 31, 2021 and 2020, respectively.
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
The amounts recoverable as of December 31, 2021 and 2020 were $34 million and $30 million, respectively. Premiums earned under the NFIP include $350 million, $261 million and $258 million in 2021, 2020 and 2019, respectively. Qualifying losses incurred include $267 million, $87 million and $150 million in 2021, 2020 and 2019, respectively.
Catastrophe reinsurance
The Company’s reinsurance program is designed to provide reinsurance protection for catastrophes resulting from multiple perils including hurricanes, windstorms, hail, tornadoes, winter storms, wildfires, earthquakes and fires following earthquakes.
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
•When applicable, reinsurance reinstatement premiums are recognized in the same period as the loss event that gave rise to the reinstatement premium and are recorded in claims and claims expense in the consolidated statements of operations.
The Company’s current catastrophe reinsurance program supports the Company’s risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes, earthquakes and wildfires, net of reinsurance, exceeding $2.5 billion.
The program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes and earthquakes. These reinsurance agreements are part of the catastrophe management strategy, which is intended to provide shareholders an acceptable return on the risks assumed in the property business, and to reduce variability of earnings, while providing protection to customers. The Company has the following catastrophe reinsurance agreements in effect as of December 31, 2021.
The June 1, 2021 Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”) provides coverage up to $5.76 billion of loss less a $500 million retention, and is subject to the percentage of reinsurance placed in each of its agreements. Property business in the state of Florida is excluded from this program. Separate reinsurance agreements address the distinct needs of separately capitalized legal entities. The Nationwide Program includes reinsurance agreements with both the traditional and insurance linked securities (“ILS”) markets as described below:
•The traditional market placement provides limits totaling $3.73 billion for losses arising out of multiple perils and is comprised of four contracts providing coverage of $3.25 billion with one annual reinstatement of limits, two contracts combining $348 million of limits with one reinstatement of limits over two eight-year terms, and one single-year term contract providing $132 million of coverage, subject to a $3.75 billion retention, with no reinstatement of limits. In addition to Allstate
The Allstate Corporation 155

2021 Form 10-K Notes to Consolidated Financial Statements
and its affiliated companies covered under the 2020-2021 program, coverage also includes the National General Companies.
•ILS placements provide $1.70 billion of limits, with remaining available limit of $1.40 billion, with no reinstatement of limits, and are comprised of the following:
–$500 million, $400 million, 75% placed, $400 million, 62.5% placed, $250 million, $225 million, 67% placed, $150 million and $100 million placements reinsuring losses in all states except Florida caused by named storms, earthquakes and fire following earthquakes, severe weather, wildfires, and other naturally occurring or man-made events determined to be a catastrophe by the Company.
–The $500 million, $400 million, 75% placed, and $100 million placements also provide that for each annual period beginning April 1, Allstate declared catastrophes to personal lines property and automobile business can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limit. Recoveries are limited to our ultimate net loss from the reinsured event.
–At the annual reset of the Sanders Re Catastrophe Bonds, National General was added as ceding companies.
The New Jersey agreement consists of one contract that reinsures personal lines property and automobile catastrophe losses caused by multiple perils in New Jersey and provides 32% of $400 million of limits in excess of provisional retentions of $150 million. The contract includes one annual reinstatement of limits. The New Jersey contract inures to portions of the Nationwide Program.
The Kentucky earthquake agreement comprises a three-year term contract that reinsures personal lines property losses caused by earthquakes and fire following earthquakes in Kentucky and provides $28 million of limits, 95% placed, in excess of a $2 million retention.
The 2021 Florida program includes reinsurance agreements placed with the traditional market, the Florida Hurricane Catastrophe Fund (“FHCF”), and the ILS market as follows:
•The Florida program provides limit up to $1.53 billion of a single event loss, less a $40 million retention.
• The traditional market placement comprises $999 million of reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. The Excess contracts, which form a part of the traditional market placement, with $939 million of limits, subject to a $100 million retention and the Below FHCF contract with $60 million of limits subject to $40 million retention, provide coverage for perils not covered by the FHCF contracts, which only cover hurricanes.
• Two FHCF contracts provide $253 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes. Both contracts are 90% placed.
• The ILS placement provides $275 million of reinsurance limits, 73% placed, for qualifying losses to personal lines property in Florida caused by a named storm event, a severe weather event, an earthquake event, a fire event, a volcanic eruption event, or a meteorite impact event.
National General Lender Services Standalone Program is placed in the traditional market and provides $190 million of coverage, subject to a $50 million retention, with one reinstatement of limits.
National General Florida Hurricane Catastrophe Program provides $37 million of limit and is 90% placed.
National General Reciprocal Excess Catastrophe Reinsurance Contract is placed in the traditional market and provides $545 million of coverage, subject to a $20 million retention, with one reinstatement of limits.
The Company has not experienced credit losses on its catastrophe reinsurance programs. The total cost of the property catastrophe reinsurance program was $556 million, $425 million and $386 million in 2021, 2020 and 2019, respectively.
Other reinsurance programs
The Company’s other reinsurance programs relate to commercial lines, including shared economy, and asbestos, environmental, and other liability exposures. The largest reinsurance recoverable balance the Company had outstanding was $187 million and $165 million from Aleka Insurance Inc. as of December 31, 2021 and 2020, respectively. These programs also include reinsurance recoverables of $165 million and $166 million from Lloyd’s of London as of December 31, 2021 and 2020, respectively.
156 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Note 12	Deferred Policy Acquisition Costs

Deferred policy acquisition costs activity
	For the years ended December 31,
($ in millions)	2021	2020	2019
Balance, beginning of year	$3,774	$3,600	$3,457
National General acquisition	317	—	—
SafeAuto acquisition	7	—	—
Acquisition costs deferred	6,874	5,651	5,499
Amortization charged to income	(6,252)	(5,477)	(5,353)
Effect of unrealized gains and losses	2	—	(3)
Balance, end of year	$4,722	$3,774	$3,600

Note 13	Capital Structure

Total debt outstanding
	As of December 31,
($ in millions)	2021	2020
Floating Rate Senior Notes, due 2021	$—	$250
Floating Rate Senior Notes, due 2023 (1)	250	250
3.150% Senior Notes, due 2023 (2)	500	500
6.750% Senior Notes due 2024 (2) (3)	350	—
0.750% Senior Notes, due 2025 (2)	600	600
3.280% Senior Notes, due 2026 (2)	550	550
Due after one year through five years	2,250	2,150
1.450% Senior Notes, due 2030 (2)	600	600
Due after five years through ten years	600	600
6.125% Senior Notes, due 2032 (2)	159	159
5.350% Senior Notes due 2033 (2)	323	323
5.550% Senior Notes due 2035 (2)	546	546
5.950% Senior Notes, due 2036 (2)	386	386
6.900% Senior Debentures, due 2038	165	165
5.200% Senior Notes, due 2042 (2)	62	62
4.500% Senior Notes, due 2043 (2)	500	500
4.200% Senior Notes, due 2046 (2)	700	700
3.850% Senior Notes, due 2049 (2)	500	500
5.100% Subordinated Debentures, due 2053	500	500
5.750% Subordinated Debentures, due 2053	800	800
6.500% Junior Subordinated Debentures, due 2067	500	500
Due after ten years	5,141	5,141

Long-term debt total principal	7,991	7,891
Fair value adjustments (3)	45	—
Debt issuance costs	(60)	(66)
Total long-term debt	7,976	7,825
Short-term debt (4)	—	—
Total debt	$7,976	$7,825
(1)2023 Floating Rate Senior Notes are not redeemable prior to the applicable maturity dates and bear interest at a floating rate equal to three-month LIBOR, reset quarterly on each interest reset date, plus 0.63% per year.
(2)Senior Notes are subject to redemption at the Company’s option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.
(3)Debt acquired as part of the National General acquisition completed on January 4, 2021.
(4)The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.
The Allstate Corporation 157

2021 Form 10-K Notes to Consolidated Financial Statements
Repayment of debt On March 29, 2021, the Company repaid, at maturity, $250 million of Floating Rate Senior Notes that bear interest at a floating rate equal to three-month LIBOR plus 0.43% per year.

Debt maturities for each of the next five years and thereafter
($ in millions)
2022	$—
2023	750
2024	350
2025	600
2026	550
Thereafter	5,741
Total long-term debt principal	$7,991
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
As of December 31, 2021, the Company had outstanding $500 million of Series A 6.500% Fixed-to-Floating Rate Junior Subordinated Debentures (“Debentures”). The scheduled maturity date for the Debentures is May 15, 2057 with a final maturity date of May 15, 2067. The Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.
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
158 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

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
The administrator of LIBOR has announced it will cease the publication of the one week and two month U.S. dollar (“USD”) LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Subordinated Debentures and the 2023 Floating Rate Senior Notes allow for the use of an alternative methodology to determine the interest rate if LIBOR is no longer available.
To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. The commercial paper program has a borrowing limit of $750 million. In November 2020, the Company entered into a new agreement for a $750 million unsecured revolving credit facility with a maturity date of November 2025. In November 2021, the maturity date was extended to November 2026. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company’s senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2021 or 2020. The Company had no commercial paper outstanding as of December 31, 2021 or 2020.
The Company paid $321 million, $311 million and $312 million of interest on debt in 2021, 2020 and 2019, respectively.
The Company had $401 million and $306 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2021 and 2020, respectively.
During 2021, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) that expires in 2024. The registration statement covers an unspecified amount of securities and can be used to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.
Common stock The Company had 900 million shares of issued common stock of which 281 million shares were outstanding and 619 million shares were held in treasury as of December 31, 2021. In 2021, the Company acquired 26 million shares at an average cost of $123.87 and reissued 3 million net shares under equity incentive plans.
Preferred stock All outstanding preferred stock represents noncumulative perpetual preferred stock with a $1.00 par value per share and a liquidation preference of $25,000 per share.

Total preferred stock outstanding
	As of December 31,		Aggregate liquidation preference ($ in millions)			Dividend per depository share (1)			Aggregate dividend payment ($ in millions)
	2021	2020	2021	2020	Dividend rate	2021	2020	2019	2021	2020		2019
Series A	—	—	$—	$—	5.625%	$—	$—	$1.41	$—	$4	(2)	$16
Series D	—	—	—	—	6.625%	—	—	1.66	—	—		9	(2)
Series E	—	—	—	—	6.625%	—	—	1.66	—	—		49	(2)
Series F	—	—	—	—	6.250%	—	—	1.56	—	—		16	(2)
Series G	23,000	23,000	575.0	575.0	5.625%	1.41	1.41	1.41	32	32		32
Series H	46,000	46,000	1,150.0	1,150.0	5.100%	1.28	1.28	1.28	59	59		12
Series I	12,000	12,000	300.0	300.0	4.750%	1.19	1.19	1.19	14	13		—
National General Series (3)									9	—		—
Total	81,000	81,000	$2,025	$2,025					$114	$108		$134	(2)
(1)Each depositary share represents a 1/1,000th interest in a share of preferred stock.
(2)Excludes $10 million and $37 million in 2020 and 2019, respectively, related to original issuance costs in preferred stock dividends on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Equity as a result of the preferred stock redemptions.
(3)On February 2, 2021 and July 15, 2021, the Company redeemed all outstanding shares of National General Preferred Stock Series A, B and D, and National General Preferred Stock Series C, respectively.
The Allstate Corporation 159

2021 Form 10-K Notes to Consolidated Financial Statements
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

Note 14	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties
The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges and totaled $170 million, $253 million and $39 million in 2021, 2020 and 2019, respectively.
Restructuring expenses in 2021 are primarily due to the future of work environment as we reevaluate our facilities footprint. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.
160 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Restructuring programs
($ in millions)	Future work environment	Transformative Growth
Expected program charges	$110	$290
2020 expenses	—	(238)
2021 expenses	(131)	6
Change in estimated program costs in 2021	37	(52)
Remaining program charges	$16	$6

These charges are primarily in the Allstate Protection segment. The actions related to the Transformative Growth program are substantially complete as of December 31, 2021. The future work environment program will be substantially complete in the first half of 2022 based on decisions made through December 31, 2021.
Employee costs include severance and employee benefits primarily impacting claims, sales, service and support functions. Exit costs, primarily related to future work environment, reflect real estate costs primarily related to accelerated amortization of right of use assets and related leasehold improvements at facilities to be vacated.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2020	$72	$—	$72
Expense incurred	51	144	195
Adjustments to liability	(25)	—	(25)
Payments and non-cash charges	(84)	(137)	(221)
Restructuring liability as of December 31, 2021	$14	$7	$21
As of December 31, 2021, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $247 million for employee costs and $157 million for exit costs.

Note 15	Commitments, Guarantees and Contingent Liabilities
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
The Allstate Corporation 161

2021 Form 10-K Notes to Consolidated Financial Statements
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
As of October 31, 2021, the CEA’s capital balance was approximately $5.70 billion. Should losses arising from an earthquake cause a deficit in the CEA, an additional $1.70 billion would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $9.50 billion reinsurance layer, $1.00 billion from policy surcharge, and finally, if needed, assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.70 billion, if the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA’s capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA’s projected aggregate claim paying capacity is $19.60 billion as of October 31, 2021 and if an event were to result in claims greater than its capacity, affected policyholders may be paid a prorated portion of their covered losses, paid on an installment basis, or no payments may be made if the claim paying capacity of the CEA is insufficient.
All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2020, the Company’s market share was 8.7%. The Company does not expect its market share to materially change. At this level, the Company’s maximum possible CEA assessment was $144 million during 2021. These amounts are re-evaluated by the board of directors of the CEA on an annual basis. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the
Company’s exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.
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
North Carolina Joint Underwriters Association The North Carolina Joint Underwriters Association (“NCJUA”) was created to provide property insurance for properties (other than the state’s beach and coastal areas) that insurers are not otherwise willing to insure. All insurers licensed to write property insurance in North Carolina are members of the NCJUA. Premiums, losses and expenses of the NCJUA are shared by the member companies in proportion to their respective North Carolina property insurance writings. Member companies participate in plan deficits or surpluses based on their participation ratios, which are determined annually. The Company had a $5 million receivable from the NCJUA at December 31, 2021 representing our participation in the NCJUA’s surplus of $16 million for all open years.
North Carolina Insurance Underwriting Association The North Carolina Insurance Underwriting Association (“NCIUA”) provides windstorm and hail coverage as well as homeowners policies for properties located in the state’s beach and coastal areas that insurers are not otherwise willing to insure. All insurers licensed to write
162 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

residential and commercial property insurance in North Carolina are members of the NCIUA. Members are assessed in proportion to their North Carolina residential and commercial property insurance writings, which is determined annually and varies by coverage, for plan deficits. As of December 31, 2021, the NCIUA had a surplus of $664 million. No member company is entitled to the distribution of any portion of the Association’s surplus. The Company does not recognize any interest related to this surplus. Legislation in 2009 capped insurers’ assessments for losses incurred in any calendar year at $1.00 billion. Subsequent to an industry assessment of $1.00 billion, if the plan continues to require funding, it may authorize insurers to assess a 10% catastrophe recovery charge on each property insurance policy statewide to be remitted to the plan.
Other programs The Company is also subject to assessments by the NCRF and the FHCF, which are described in Note 11.
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. Since most states allow a credit against premium or other state related taxes for assessments, an asset is recorded based on paid and accrued assessments for the amount the Company expects to recover on the respective state’s tax return and is realized over the period allowed by each state. As of December 31, 2021 and 2020, the liability balance included in other liabilities and accrued expenses was $17 million and $9 million, respectively. The related premium tax offsets included in other assets were $7 million and $8 million as of December 31, 2021 and 2020, respectively.
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
Related to the sale of ALNY on October 1, 2021, AIC agreed to indemnify Wilton Reassurance Company in connection with certain representations, warranties and covenants of AIC, and certain liabilities specifically excluded from the transaction, subject to specific contractual limitations regarding AIC’s maximum obligation. Management does not believe these indemnifications will have a material effect on results of operations, cash flows or financial position of the Company.
Related to the sale of ALIC and Allstate Assurance Company on November 1, 2021, AIC and Allstate Financial Insurance Holdings Corporation (collectively, the “Sellers”) agreed to indemnify Everlake US Holdings Company in connection with certain representations, warranties and covenants of the Sellers, and certain liabilities specifically excluded from the transaction, subject to specific contractual limitations regarding the Sellers’ maximum obligation. Management does not believe these indemnifications will have a material effect on results of operations, cash flows or financial position of the Company.
The aggregate liability balance related to all guarantees was not material as of December 31, 2021.
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
The Allstate Corporation 163

2021 Form 10-K Notes to Consolidated Financial Statements
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
164 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $135 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. There is a pending class action, Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla., filed January 2019; appeal pending, 11th Circuit Court of Appeals), where the court denied class certification and plaintiff’s request to file a renewed motion for class certification. The Company is also defending litigation involving individual plaintiffs.
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio, filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio, filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio, filed March 2020); Ferguson-Luke, et al. v. Allstate Property and Casualty Insurance Company (N.D. Ohio, filed April 2020); Clark v. Allstate Vehicle and Property Insurance Company (Circuit Court of Independence Co., Ark., filed February 2016); and Mitchell, et al. v. Allstate Vehicle and Property Insurance Company, et al. (S.D. Ala., filed August 2021). No classes have been certified in these matters. A settlement has been reached in Huey v. Allstate Vehicle and Property Insurance Company (N.D. Miss., filed October 2019), and a settlement-in-principle has been reached in Thaxton v. Allstate Indemnity Company (Madison Co., Ill., filed July 2020); and Hester v. Allstate Vehicle and Property Insurance Company (St. Clair Co., Ill., filed 2020).
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
The following cases are currently pending against the Company: Olberg v. Allstate Insurance Company, Allstate Fire and Casualty Insurance Company, and CCC Information Services, Inc. (W.D. Wash., filed April 2018); Bloomgarden v. Allstate Fire and Casualty Insurance Company (S.D. Fla., filed July 2018, dismissed August 2019, refiled on September 2019, remanded to 17th Judicial Circuit, Broward Co. October 2020); Erby v. Allstate Fire and Casualty Insurance Company (E.D. Pa.,
The Allstate Corporation 165

2021 Form 10-K Notes to Consolidated Financial Statements
filed October 2018); Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D.N.Y., filed December 2018); Durgin v. Allstate Property and Casualty Insurance Company (W.D. La., filed June 7, 2019); Saad v. National General Insurance Company (Superior Ct., Los Angeles Co., Cal., filed May 2020); Williams v. Esurance Property and Casualty Insurance Company (C.D. Cal., filed September 2020); Cotton v. Allstate Fire and Casualty Insurance Company (Cir. Ct. of Cook Co. Ill., Chancery Div., filed October 2020); Romaniak v. Esurance Property and Casualty Insurance Company (N.D. Ohio, filed December 2020); Rawlins v. Esurance Property and Casualty Insurance Company (E.D. Mo., filed February 2021).
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
Biefeldt / IBEW Consolidated Action. Two separately filed stockholder derivative actions have been consolidated into a single proceeding that is pending in the Circuit Court for Cook County, Illinois, Chancery Division. The original complaint in the first-filed of those actions, Biefeldt v. Wilson, et al., was filed on August 3, 2017, in that court by a plaintiff alleging that she is a stockholder of the Company. On June 29, 2018, the court granted defendants’ motion to dismiss that complaint for failure to make a pre-suit demand on the Allstate Board but granted plaintiff permission to file an amended complaint. The original complaint in IBEW Local No. 98 Pension Fund v. Wilson, et al., was filed on April 12, 2018, in the same court by another plaintiff alleging to be a stockholder of the Company. After the court issued its dismissal decision in the Biefeldt action, plaintiffs agreed to consolidate the two actions and filed a consolidated amended complaint naming as defendants the Company’s chairman, president and chief executive officer, its former president, and certain present or former members of the Allstate Board. In that complaint, plaintiffs allege that the directors and officer defendants breached their fiduciary duties to the Company in connection with allegedly material misstatements or omissions concerning the Company’s automobile insurance claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015. The factual allegations are substantially similar to those at issue in In re The Allstate Corp. Securities Litigation. Plaintiffs further allege that a senior officer and several outside directors engaged in stock option exercises allegedly while in possession of material nonpublic information. Plaintiffs seek, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. Defendants moved to dismiss the consolidated complaint on September 24, 2018 for failure to make a demand on the Allstate Board. On May 14, 2019, the court granted defendants’ motion to dismiss the complaint, but allowed plaintiffs leave to file a second consolidated amended complaint which they filed on September 17, 2019. Defendants moved to dismiss the complaint on November 1, 2019 for failure to make a demand on the Allstate Board. The court subsequently requested supplemental briefing on the motion which concluded on February 1, 2021. On February 24, 2021, the court dismissed the second amended consolidated complaint with prejudice. Plaintiffs appealed and the court held a hearing on February 8, 2022. The Company awaits the court’s decision.
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
Mims v. Wilson, et al., is an additional stockholder derivative action filed on February 12, 2020 in the United States District Court for the Northern District of Illinois. Plaintiff alleges that she previously made a demand on the Allstate Board and seeks, on behalf of the Company, an unspecified amount of damages and
166 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

various forms of equitable relief. The complaint names as defendants the Company’s chairman, president and chief executive officer, its former president, its former vice chairman, and certain present or former members of the Allstate Board. The complaint alleges breaches of fiduciary duty and unjust enrichment based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation. On February 20, 2020, the Allstate Board appointed a special committee to investigate the allegations in plaintiff’s demand. The Company moved to dismiss the complaint on August 24, 2020 and on December 8, 2020, the court granted defendants’ motion, and dismissed the complaint with prejudice. On January 5, 2021, plaintiff filed a motion to alter the judgment and requested leave to file an amended complaint and defendants opposed the motion. On February 10, 2021, the court denied plaintiff’s motion to alter the judgment. No appeal was filed.
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
Plaintiffs further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification. The court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative and on September 12, 2018, the amended complaint was filed. On March 26, 2019, the court granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. On April 9, 2019, defendants filed with the U.S. Court of Appeals for the Seventh Circuit a petition for permission to appeal this ruling and the Seventh Circuit granted that petition on April 25, 2019. On July 16, 2020, the Seventh Circuit vacated the class certification order and remanded the matter for further consideration by the district court. Discovery in this matter concluded on October 5, 2020. On December 21, 2020, the district court again granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. On January 4, 2021, defendants filed with the Seventh Circuit a petition for permission to appeal this ruling. The petition was denied on January 28, 2021. On January 10, 2022, the magistrate judge denied the parties’ Daubert challenges in all material aspects. The court held a status conference on February 1, 2022 and set a schedule for summary judgment briefing to commence on March 23, 2022.
The Company is continuing to defend two putative class actions in California federal court, Holland Hewitt v. Allstate Life Insurance Company (E.D. Cal., filed May 2020) and Farley v. Lincoln Benefit Life Company (E.D. Cal., filed Dec. 2020), following the sale of ALIC. No classes have been certified in these matters. The Company is also defending an individual action in California state court, Gilmore v. Lincoln Benefit Life Company (San Diego Co., Cal., filed October 29, 2021). In these cases, plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. Similar litigation is pending against other insurance carriers. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the statutes’ effective date. The Company asserts various defenses to plaintiffs’ claims and to class certification.
The Allstate Corporation 167

2021 Form 10-K Notes to Consolidated Financial Statements

Note 16	Income Taxes
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
The Company qualified and claimed certain employer payroll tax credits that are allowed under the Coronavirus Aid, Relief and Economic Security Act. For the year ended December 31, 2021, the Company recorded $21 million of refundable employee retention tax credit reported in property and casualty claims and claims expense in the Consolidated Statements of Operations.
Regulatory tax examinations On January 4, 2021 and October 1, 2021, the Company acquired National General and SafeAuto, respectively. For tax years prior to the acquisition, National General and SafeAuto are subject to separate Internal Revenue Service (“IRS”) audits. The IRS has completed its exam of Allstate’s tax years prior to 2017, National General tax years prior to 2016, and SafeAuto’s tax years prior to 2018. Currently, the Company is under exam for the 2017 and 2018 tax years and National General is under exam for the 2016, 2017, and 2018 tax years. Any adjustments that may result from IRS examinations of the Company’s tax returns are not expected to have a material effect on the consolidated financial statements.
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

Reconciliation of the change in the amount of unrecognized tax benefits
	For the years ended December 31,
($ in millions)	2021	2020	2019
Balance – beginning of year	$12	$70	$70
Acquisitions	5	—	—
Decrease for settlements	—	(58)	—
Balance – end of year	$17	$12	$70
    The Company believes that the unrecognized tax benefits balance will not materially change within the next twelve months.

Components of the deferred income tax assets and liabilities
	As of December 31,
($ in millions)	2021	2020
Deferred tax assets
Unearned premium reserves	$742	$659
Discount on loss reserves	169	79
Accrued compensation	151	146
Net operating loss carryover	88	23
Other postretirement benefits	31	34
Pension	—	187
Other assets	90	91
Total deferred tax assets before valuation allowance	1,271	1,219
Valuation allowance	(24)	—
Total deferred tax assets after valuation allowance	1,247	1,219
Deferred tax liabilities
DAC	(924)	(683)
Investments	(666)	(216)
Intangible assets	(219)	(86)
Unrealized net capital gains	(163)	(539)
Pension	(9)	—
Other liabilities	(99)	(77)
Total deferred tax liabilities	(2,080)	(1,601)
Net deferred tax liabilities	$(833)	$(382)
168 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

As of December 31, 2021, the Company has U.S. federal and foreign net operating loss (“NOL”) carryforwards, some of which will expire on various dates from 2024 through 2037 as indicated in the table below. In assessing the realizability of gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the gross deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, as well as limitations on use in future periods. Accordingly, management believes that it is more likely than not that the benefit from certain NOL carryforwards from recent acquisitions will not be realized. The Company had a valuation allowance of $24 million on the deferred tax assets related to these NOL carryforwards.
The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period and made it indefinite for federal net operating losses generated in tax years after December 31, 2017. For such amounts generated prior to 2018, the 20-year carryforward period continues to apply.

Components of the net operating loss carryforwards as of December 31, 2021
($ in millions)	20-Year Carryforward Expires in 2024-2037	Indefinite Carryforward Period	Total
US Federal	$195	$9	$204
Foreign	—	218	218
Total	$195	$227	$422

Components of income tax expense
	For the years ended December 31,
($ in millions)	2021	2020	2019
Current	$841	$1,480	$919
Deferred	448	(107)	197
Total income tax expense	$1,289	$1,373	$1,116
The Company paid income taxes of $1.05 billion, $1.48 billion and $648 million in 2021, 2020 and 2019, respectively.
The Company had current income tax receivable of $370 million and payable of $55 million as of December 31, 2021 and 2020, respectively.

Reconciliation of the statutory federal income tax rate to the effective income tax rate
	For the years ended December 31,
($ in millions)	2021		2020		2019
Income before income taxes	$6,448		$6,802		$5,443

Statutory federal income tax rate on income from operations	1,354	21.0%	1,428	21.0%	1,141	21.0%
State income taxes	13	0.2	31	0.4	39	0.7
Tax credits	(42)	(0.6)	(24)	(0.4)	(19)	(0.3)
Tax-exempt income	(18)	(0.3)	(23)	(0.3)	(27)	(0.5)
Share-based payments	(18)	(0.3)	(30)	(0.4)	(24)	(0.4)
Other	—	—	(9)	(0.1)	6	—
Effective income tax rate on income from operations	$1,289	20.0%	$1,373	20.2%	$1,116	20.5%
The Allstate Corporation 169

2021 Form 10-K Notes to Consolidated Financial Statements

Note 17	Statutory Financial Information and Dividend Limitations
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
All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner or director. Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing certain investments and establishing deferred taxes on a different basis.

Statutory net income (loss) and capital and surplus of Allstate’s domestic insurance subsidiaries
	Net income (loss)			Capital and surplus
($ in millions)	2021	2020	2019	2021	2020
Amounts by major business type:
Property and casualty insurance	$5,975	$6,232	$3,989	$21,186	$17,128
Accident and health insurance	96	95	92	322	231
Life and annuity business sold	1,642	(81)	330	—	4,024
Amount per statutory accounting practices	$7,713	$6,246	$4,411	$21,508	$21,383
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
The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $5.95 billion in 2021. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2022 is $5.51 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30-day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $12.72 billion as of December 31, 2021, and cannot result in capital and surplus being less than the minimum amount required by law.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of AIC were $18.43 billion and $2.90 billion, respectively, as of December 31, 2021. Most of the Corporation’s insurance subsidiaries are subsidiaries of or reinsure all of their business to AIC. AIC’s subsidiaries are included as a component of AIC’s total statutory capital and surplus.
The amount of restricted net assets, as represented by the Corporation’s investment in its insurance subsidiaries, was $27.72 billion as of December 31, 2021.
Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.
170 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Note 18	Benefit Plans
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
The Company also provides a medical coverage subsidy for eligible employees hired before January 1, 2003, including their eligible dependents, when they retire and certain life insurance benefits for eligible retirees (“postretirement benefits”). Effective January 1, 2021, the Company eliminated the medical coverage subsidy for employees who were not eligible to retire as of December 31, 2020.
Qualified employees may become eligible for a medical subsidy if they retire in accordance with the terms of the applicable plans and are insured under the Company’s group plans or other approved plans in accordance with the plan’s participation requirements. The Company shares the cost of retiree medical benefits with non Medicare-eligible retirees based on years of service, with the Company’s share being subject to a 5% limit on future annual medical cost inflation after retirement. For Medicare-eligible retirees, the Company provides a fixed Company contribution based on years of service and other factors, which is not subject to adjustments for inflation.
In July 2013, the Company amended the plan to eliminate the life insurance benefits effective January 1, 2014 for current eligible employees and effective January 1, 2016 for eligible retirees who retired after 1989. Subject to a court order, the Company paid life insurance premiums for certain retiree plaintiffs until their lawsuit seeking to keep their life insurance benefits intact was resolved. In September 2020, the court entered summary judgment in favor of the Company and dismissed the action, releasing the Company from the order requiring the continued payment of premiums for certain retirees. In December 2021, the Court of Appeals affirmed summary judgment in favor of the Company. In January 2022, the remaining plaintiffs signaled they will appeal to U.S. Supreme Court.
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
The Allstate Corporation 171

2021 Form 10-K Notes to Consolidated Financial Statements

Change in projected benefit obligation, plan assets and funded status
	As of December 31,
	Pension benefits		Postretirement benefits
($ in millions)	2021	2020	2021	2020
Change in projected benefit obligation
Benefit obligation, beginning of year	$7,763	$7,139	$318	$397
Service cost	103	104	1	4
Interest cost	191	210	8	11
Participant contributions	—	—	16	14
Remeasurement of projected benefit obligation (gains) losses	(309)	813	(16)	22
Benefits paid	(1,242)	(522)	(43)	(37)
Plan amendments	—	—	—	(102)
Translation adjustment and other	(6)	(1)	—	(1)
Curtailment losses (gains)	—	20	—	10
Benefit obligation, end of year	$6,500	$7,763	$284	$318

Change in plan assets
Fair value of plan assets, beginning of year	$6,987	$6,192
Actual return on plan assets	764	1,300
Employer contribution	22	18
Benefits paid	(1,242)	(522)
Translation adjustment and other	(6)	(1)
Fair value of plan assets, end of year	$6,525	$6,987

Funded status (1)	$25	$(776)	$(284)	$(318)

Amounts recognized in AOCI
Unamortized pension and other postretirement prior service credit	$(28)	$(78)	$(65)	$(89)
(1)The funded status is recorded within other assets or other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

Changes in items not yet recognized as a component of net cost for pension and other postretirement plans
($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net cost – December 31, 2020	$(78)	$(89)
Prior service credit amortized to net cost	50	25
Translation adjustment and other	—	(1)
Items not yet recognized as a component of net cost – December 31, 2021	$(28)	$(65)
The prior service credit is recognized as a component of net cost for pension and other postretirement plans amortized over the average remaining service period of active employees expected to receive benefits.
The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $6.36 billion and $7.55 billion as of December 31, 2021 and 2020, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.
The PBO, ABO and fair value of plan assets for the Company’s pension plans with an ABO in excess of plan assets were $123 million, $121 million and zero, respectively, as of December 31, 2021 and $7.33 billion, $7.13 billion and $6.56 billion, respectively, as of December 31, 2020. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $123 million and $139 million for 2021 and 2020, respectively.
172 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Components of net cost (benefit) for pension and other postretirement plans
	For the years ended December 31,
	Pension benefits			Postretirement benefits			Total pension and postretirement benefits
($ in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$103	$104	$117	$1	$4	$8	$104	$108	$125
Interest cost	191	210	240	8	11	14	199	221	254
Expected return on plan assets	(445)	(414)	(403)	—	—	—	(445)	(414)	(403)
Amortization of prior service credit	(50)	(54)	(56)	(25)	(10)	(3)	(75)	(64)	(59)
Curtailment losses (gains)	—	10	—	—	(8)	—	—	2	—
Costs and expenses	(201)	(144)	(102)	(16)	(3)	19	(217)	(147)	(83)
Remeasurement of projected benefit obligation	(309)	813	927	(16)	22	19	(325)	835	946
Remeasurement of plan assets	(319)	(886)	(832)	—	—	—	(319)	(886)	(832)
Remeasurement (gains) losses	(628)	(73)	95	(16)	22	19	(644)	(51)	114
Total net (benefit) cost	$(829)	$(217)	$(7)	$(32)	$19	$38	$(861)	$(198)	$31
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

Weighted average assumptions used to determine net pension cost and net postretirement benefit cost
	For the years ended December 31,
	Pension benefits			Postretirement benefits
	2021	2020	2019	2021	2020	2019
Discount rate	2.84%	3.00%	3.70%	2.75%	2.99%	3.61%
Expected long-term rate of return on plan assets	7.06	7.08	7.34	n/a	n/a	n/a
Cash balance interest credit rate	2.04	1.65	2.59	n/a	n/a	n/a

Weighted average assumptions used to determine benefit obligations
	For the years ended December 31,
	Pension benefits		Postretirement benefits
	2021	2020	2021	2020
Discount rate	2.93%	2.51%	2.86%	2.39%
Cash balance interest credit rate	1.90	1.65	n/a	n/a
The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 6.6% for 2022, gradually declining to 4.5% in 2035 and remaining at that level thereafter.
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
The Allstate Corporation 173

2021 Form 10-K Notes to Consolidated Financial Statements
established benchmarks for each asset class with limits on variation from the benchmark established in the investment policy. Pension plan assets are regularly monitored for compliance with these limits and other risk limits specified in the investment policies.

Weighted average target asset allocation and actual percentage of plan assets by asset category
	As of December 31, 2021
	Target asset allocation (1)	Actual percentage of plan assets
Pension plan’s asset category	2021	2021	2020
Equity securities (2)	42 - 56%	55%	50%
Fixed income securities	26 - 45	30	38
Limited partnership interests	1 - 18	14	10
Short-term investments and other	—	1	2
Total without securities lending (3)		100%	100%
(1)The target asset allocation considers risk-based exposure while the actual percentage of plan assets utilizes a financial reporting view excluding exposure provided through derivatives.
(2)The actual percentage of plan assets for equity securities includes 3% and 1% of fixed income mutual funds in 2021 and 2020, respectively, that are subject to the fixed income securities target allocation.
(3)Securities lending collateral reinvestment of $121 million and $101 million is excluded from the table above in 2021 and 2020, respectively.
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
Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. As of December 31, 2021, fixed income securities are lent out and cash collateral is invested in short-term investments.
174 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Fair values of pension plan assets as of December 31, 2021
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2021
Equity securities	$311	$44	$2	$357
Fixed income securities:
Government bonds (1)	58	1,206	—	1,264
Corporate bonds	—	696	—	696
Short-term investments	135	65	—	200
Free-standing derivatives:
Assets	—	4	—	4
Liabilities	—	(3)	—	(3)
Other assets	2	—	—	2
Total plan assets at fair value	$506	$2,012	$2	2,520
% of total plan assets at fair value	20.1%	79.8%	0.1%	100.0%

Investments measured using the net asset value practical expedient				4,109
Securities lending obligation (2)				(121)
Derivatives counterparty and cash collateral netting				(3)
Other net plan assets (3)				20
Total reported plan assets				$6,525
(1)Includes U.S. government and agencies and foreign government bonds.
(2)The securities lending obligation represents the plan’s obligation to return securities lending collateral received under a securities lending program. The terms of the program allow both the plan and the counterparty the right and ability to redeem/return the securities loaned on short notice. Due to its relatively short-term nature, the outstanding balance of the obligation approximates fair value.
(3)Other net plan assets represent cash and cash equivalents, interest and dividends receivable and net receivables related to settlements of investment transactions, such as purchases and sales.

Fair values of pension plan assets as of December 31, 2020

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2020
Equity securities	$227	$42	$—	$269
Fixed income securities:
Government bonds	32	865	—	897
Corporate bonds	—	1,709	2	1,711
Short-term investments	210	35	—	245
Free-standing derivatives:
Assets	—	21	—	21
Liabilities	(2)	(21)	—	(23)
Other assets	2	—	—	2
Total plan assets at fair value	$469	$2,651	$2	3,122
% of total plan assets at fair value	15.0%	84.9%	0.1%	100.0%

Investments measured using the net asset value practical expedient				3,908
Securities lending obligation				(101)
Derivatives counterparty and cash collateral netting				(19)
Other net plan assets				77
Total reported plan assets				$6,987
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 6.
The Allstate Corporation 175

2021 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 plan assets during December 31, 2021
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2020	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2021
Equity securities	$—	$—	$—	$2	$—	$2
Fixed income securities:
Corporate	2	—	—	(2)	—	—
Total Level 3 plan assets	$2	$—	$—	$—	$—	$2

Rollforward of Level 3 plan assets during December 31, 2020
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2019	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2020
Fixed income securities:
Corporate	$—	$—	$—	$2	$—	$2
Total Level 3 plan assets	$—	$—	$—	$2	$—	$2

Rollforward of Level 3 plan assets during December 31, 2019
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2018	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2019
Fixed income securities:
Corporate	$5	$—	$—	$(5)	$—	$—
Total Level 3 plan assets	$5	$—	$—	$(5)	$—	$—
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company’s assumption for the expected long-term rate of return on plan assets is evaluated annually giving consideration to appropriate data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward-looking nature of this assumption, the actual returns in any one year do not immediately result in a change to the expected long-term rate of return on plan assets. In consideration of the targeted plan asset allocation, the Company evaluated expected returns using sources including historical average asset class returns from independent nationally recognized providers of this type of data blended together using the asset allocation policy weights for the Company’s pension plans; asset class return forecasts developed by employees with relevant expertise in such forecasts and who are independent from those charged with managing the pension plan assets; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. The above sources support the Company’s weighted average long-term rate of return on plan assets assumption of 7.06% used for 2021 and an estimate of 7.06% that will be used for 2022. As of the 2021 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 11.7% and 15.0%, respectively.
Cash flows There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plan for the year ended December 31, 2021.
The Company currently plans to contribute $24 million to its unfunded non-qualified plans and zero to both its primary and other qualified funded pension plans in 2022.
The Company contributed $27 million and $23 million to the postretirement benefit plans in 2021 and 2020, respectively. Contributions by participants were $16 million and $14 million in 2021 and 2020, respectively.
176 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Estimated future benefit payments expected to be paid in the next 10 years
	As of December 31, 2021
($ in millions)	Pension benefits	Postretirement benefits
2022	$602	$25
2023	586	25
2024	566	25
2025	533	25
2026	517	24
2027-2031	2,180	85
Total benefit payments	$4,984	$209
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
The Company’s contribution to the Allstate Plan was $110 million, $103 million and $93 million in 2021, 2020 and 2019, respectively. In 2019, the amount was reduced by $41 million of ESOP benefit. Prior to 2020, the Allstate Plan had a leveraged ESOP to fund a portion of the contribution. The ESOP note matured on December 31, 2019.
Allstate’s Canadian, SquareTrade and InfoArmor subsidiaries sponsor defined contribution plans for their eligible employees. Expense for subsidiary sponsored defined contribution plans was $9 million, $13 million and $15 million in 2021, 2020 and 2019, respectively.
The Allstate Corporation 177

2021 Form 10-K Notes to Consolidated Financial Statements

Note 19	Equity Incentive Plans
The Company currently has equity incentive plans under which it grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company.

Equity awards
($ in millions)	2021	2020	2019
Compensation expense	$120	$124	$105
Income tax benefits	18	18	17
Cash received from exercise of options	151	111	154
Tax benefit realized on options exercised and release of stock restrictions	37	53	43
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

Nonvested awards as of December 31, 2021
($ in millions)	Unrecognized compensation	Weighted average vesting period
Nonqualified stock options	$16	1.61
Restricted stock units	44	1.87
Performance stock awards	30	1.65
Total	$90
Options are granted to employees with exercise prices equal to the closing share price of the Company’s common stock on the applicable grant date. Options granted to employees vest ratably over a three-year period. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances. Options may be exercised once vested and will expire no later than ten years after the date of grant.
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
Since 2001, a total of 110.8 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans’ terms. As of December 31, 2021, 17.0 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.
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
178 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

Option grant assumptions
	2021	2020	2019
Weighted average expected term	7.5 years	6.1 years	5.8 years
Expected volatility	16.5% - 28.8%	16.3% - 37.1%	15.6% - 28.9%
Weighted average volatility	23.0%	17.6%	18.4%
Expected dividends	2.0% - 3.0%	1.6% - 2.4%	1.9% - 2.2%
Weighted average expected dividends	3.1%	1.8%	2.2%
Risk-free rate	—% - 1.7%	0.1% - 1.8%	1.3% - 2.7%

Summary of option activity
	For the year ended December 31, 2021
	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2021	10,617	$83.65
Granted	1,738	105.45
Exercised	(2,167)	74.05
Forfeited	(319)	106.33
Expired	(15)	104.22
Outstanding as of December 31, 2021	9,854	88.84	$292,514	5.8
Outstanding, net of expected forfeitures	9,791	88.71	291,849	5.8
Outstanding, exercisable (“vested”)	6,654	79.96	253,563	4.6
The weighted average grant date fair value of options granted was $15.61, $18.17 and $14.96 during 2021, 2020 and 2019, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $112 million, $119 million and $114 million during 2021, 2020 and 2019, respectively.

Changes in restricted stock units
	For the year ended December 31, 2021
	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2021	948	$98.61
Granted	552	108.99
Vested	(322)	102.45
Forfeited	(140)	105.68
Nonvested as of December 31, 2021	1,038	101.98
The fair value of restricted stock units is based on the market value of the Company’s stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $108.99, $118.61 and $92.97 during 2021, 2020 and 2019, respectively. The total fair value of restricted stock units vested was $35 million, $32 million and $29 million during 2021, 2020 and 2019, respectively.
The Allstate Corporation 179

2021 Form 10-K Notes to Consolidated Financial Statements

Changes in performance stock awards
	For the year ended December 31, 2021
	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2021	951	$100.89
Granted	442	107.14
Adjustment for performance achievement	338	92.88
Vested	(676)	92.88
Forfeited	(81)	107.91
Nonvested as of December 31, 2021	974	105.92
The change in performance stock awards comprises those initially granted in 2021 and the adjustment to previously granted performance stock awards for performance achievement.
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
For the year ended December 31, 2021, the 2021 performance stock awards with market-based condition assumes a risk-free rate of 0.2%, volatility of 29.9%, average peer volatility of 37.4% and an expected term of 2.9 years.
The weighted average grant date fair value of performance stock awards granted was $107.14, $123.48 and $92.49 during 2021, 2020 and 2019, respectively. The total fair value of performance stock awards vested was $70 million, $101 million and $65 million during 2021, 2020 and 2019, respectively.
The Company recognizes all tax effects related to share-based payments at settlement or expiration through the income statement.

Note 20	Supplemental Cash Flow Information
Non-cash investing activities include $51 million, $55 million and $131 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans and other investments in 2021, 2020 and 2019, respectively.
Non-cash financing activities include $53 million, $56 million and $50 million related to the issuance of Allstate common shares for vested equity awards in 2021, 2020 and 2019, respectively.
Cash flows used in operating activities in the Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $181 million, $156 million and $155 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively. Non-cash operating activities include $98 million,
$51 million and $604 million related to right-of-use assets obtained in exchange for lease obligations for the twelve months ended December 31, 2021, 2020 and 2019, respectively. Non-cash operating activities related to right-of-use assets obtained in exchange for lease obligations for twelve months ended December 31, 2019 include the impact of $488 million related to the adoption of the accounting for leases standard.
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
180 www.allstate.com

Notes to Consolidated Financial Statements 2021 Form 10-K

	For the years ended December 31,
($ in millions)	2021	2020	2019
Net change in proceeds managed
Net change in fixed income securities	$—	$—	$52
Net change in short-term investments	(539)	396	(417)
Operating cash flow (used) provided	(539)	396	(365)
Net change in cash	9	(12)	—
Net change in proceeds managed	$(530)	$384	$(365)

Net change in liabilities
Liabilities for collateral, beginning of year	$(914)	$(1,298)	$(933)
Liabilities for collateral, end of year	(1,444)	(914)	(1,298)
Operating cash flow provided (used)	$530	$(384)	$365

Note 21	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
	For the years ended December 31,
	2021			2020			2019
($ in millions)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets (1)	$(2,839)	$601	$(2,238)	$2,512	$(532)	$1,980	$2,807	$(592)	$2,215
Less: reclassification adjustment of net gains and losses on investments and derivatives	436	(92)	344	870	(183)	687	413	(87)	326
Unrealized net capital gains and losses	(3,275)	693	(2,582)	1,642	(349)	1,293	2,394	(505)	1,889
Unrealized foreign currency translation adjustments	(10)	2	(8)	66	(14)	52	(13)	3	(10)
Unamortized pension and other postretirement prior service credit (2)	(75)	16	(59)	12	(3)	9	(59)	12	(47)
Other comprehensive (loss) income	$(3,360)	$711	$(2,649)	$1,720	$(366)	$1,354	$2,322	$(490)	$1,832
(1)Includes $2.4 billion of losses related to held for sale investments in connection with 2021 sale of life and annuity business.
(2)Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

Note 22	Quarterly Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
($ in millions, except per share data)	2021	2020	2021	2020	2021	2020	2021	2020
Revenues	$12,451	$9,866	$12,646	$10,403	$12,480	$10,678	$13,011	$10,962
Net income from continuing operations applicable to common shareholders	2,385	801	1,399	1,080	183	1,189	1,111	2,244
Income (loss) from discontinued operations, net of tax	(3,793)	(288)	196	144	325	(63)	(321)	354
Net income (loss) applicable to common shareholders	$(1,408)	$513	$1,595	$1,224	$508	$1,126	$790	$2,598
Earnings per common share applicable to common shareholders
Basic
Continuing operations	$7.88	$2.52	$4.68	$3.44	$0.62	$3.82	$3.90	$7.38
Discontinued operations	(12.53)	(0.90)	0.66	0.46	1.11	(0.20)	(1.13)	1.16
Total	$(4.65)	$1.62	$5.34	$3.90	$1.73	$3.62	$2.77	$8.54

Diluted
Continuing operations	$7.78	$2.48	$4.61	$3.41	$0.62	$3.78	$3.84	$7.30
Discontinued operations	(12.38)	(0.89)	0.65	0.45	1.09	(0.20)	(1.11)	1.15
Total	$(4.60)	$1.59	$5.26	$3.86	$1.71	$3.58	$2.73	$8.45

The Allstate Corporation 181

2021 Form 10-K
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
182 www.allstate.com

2021 Form 10-K

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
Reserve for Property and Casualty Insurance Claims and Claims Expense - Refer to Notes 2 and 9 to the Financial Statements
Critical Audit Matter Description
As of December 31, 2021, the reserve for property and casualty insurance claims and claims expense was $33.06 billion. The Company establishes reserves for property and casualty insurance claims and claims expense on reported and unreported claims of insured losses. Using established industry and actuarial best practices as well as the Company’s historical claims experience, the reserve for property and casualty insurance claims and claims expense is estimated based on (i) claims reported, (ii) claims incurred but not reported, and (iii) projections of claim payments to be made in the future.
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
National General Acquisition - Refer to Notes 2 and 3 to the Financial Statements
Critical Audit Matter Description
The Company completed the acquisition of National General Holdings Corp. (“National General”) on January 4, 2021 for approximately $4 billion in cash. The Company accounted for the acquisition of National General under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including distribution and customer relationship intangible assets of $795 million. Management estimated the fair value of such intangible assets using an income approach that considered cash flows expected to be generated by the acquired relationships, a weighted-average cost of capital discount rate reflecting the relative risk of achieving the anticipated cash flows, profits, the time value of money and other relevant inputs, which required management to make significant estimates and assumptions. Changes in the assumptions could impact the amount allocated to acquired intangible assets and ultimately the amount recorded as goodwill.
Given the fair value determination of distribution and customer relationship intangible assets requires management to make significant estimates and assumptions regarding projected cash flows and discount rates, performing audit procedures to evaluate the reasonableness of those estimates and assumptions required a high degree of auditor judgment, and an increased extent of effort, including involving fair value specialists.
The Allstate Corporation 183

2021 Form 10-K
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of distribution and customer relationship intangible assets acquired from National General included the following, among others:
•We tested the effectiveness of controls over the valuation methodology used for these acquired intangible assets, including management’s controls over assumptions used in developing estimated future cash flows, and discount rates used to present value cash flows.
•We assessed the knowledge, skill, ability and objectivity of management’s valuation specialist and evaluated the work performed.
•We assessed the reasonableness of management’s forecasts by comparing the projection to historical cash flow results of National General, as well as to certain peer companies of National General. We also performed sensitivity analyses to evaluate the impact of changes in assumptions to the valuation of the customer relationship intangible assets.
•With the assistance of fair value specialists, we evaluated:
▪The reasonableness of the valuation methodology, and
▪The reasonableness of the discount rate used to present value the expected cash flows by:
–Testing the source information underlying the determination of the discount rate and testing mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management to evaluate the inputs used in the calculation.
•We evaluated whether the estimated cash flows were consistent with evidence obtained in other areas of the audit.
•We tested the accuracy and evaluated the relevance of the data used by management on the date of the acquisition.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 18, 2022

We have served as the Company's auditor since 1992.
184 www.allstate.com

2021 Form 10-K

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting.  On January 4, 2021, Allstate completed the acquisition of National General. We integrated all material policies, processes, technology and operations for the company as it relates to our internal control over financial reporting framework. During the fourth quarter of 2021, Allstate completed the sales of ALIC, ALNY and certain affiliates. Other than the integration of National General and divestitures of ALIC, ALNY and certain affiliates, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2021.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

The Allstate Corporation 185

2021 Form 10-K
Part III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding directors of The Allstate Corporation standing for election at the 2022 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the caption “Corporate Governance – Director Nominees.”
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
186 www.allstate.com

2021 Form 10-K

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

Equity compensation plan information
The following table includes information as of December 31, 2021, with respect to The Allstate Corporation’s equity compensation plans:
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders (1)	12,784,333	(2)	$88.84	(3)	15,027,799	(4)
Total	12,784,333	(2)	$88.84	(3)	15,027,799	(4)
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
(2)As of December 31, 2021, 1,038,343 restricted stock units (“RSUs”) and 1,891,555 performance stock awards (“PSAs”) were outstanding. PSAs are reported at the maximum potential amount awarded for incomplete performance periods and the amount earned for the 2019 PSA grant, reduced for forfeitures. For incomplete performance periods, the actual number of shares earned may be less and are based upon measures achieved at the end of the three-year performance period for those PSAs granted in 2020 and 2021.
(3)The weighted-average exercise price of outstanding options, warrants, and rights does not take into account RSUs and PSAs, which have no exercise price.
(4)Includes 14,708,292 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2019 Equity Incentive Plan; and 319,507 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2017 Equity Compensation Plan for Non-Employee Directors.
Asset managers, such as those that manage mutual funds and exchange traded funds, principally on behalf of third-party investors, at times acquire sufficient voting ownership interests in Allstate to require disclosure. State Street Corp. manages an investment portfolio of $5.47 billion on behalf of participants in Allstate’s 401(k) Savings Plan and $2.42 billion on behalf of the Allstate domestic qualified pension plan. The terms of these arrangements are customary, and the aggregate related fees are not material.
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
Item 14.  Principal Accounting Fees and Services
Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the caption “Audit Committee Matters – Proposal 3 Ratification of Deloitte & Touche LLP (PCAOB ID No. 34) as the Independent Registered Public Accountant for 2022.”
The Allstate Corporation 187

2021 Form 10-K
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of July 7, 2020, by and among the Registrant, Bluebird Acquisition Corp. and National General Holdings Corp. (certain schedules and exhibits to the Agreement and Plan of Merger are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit).	8-K	1-11840	2.1	July 8, 2020
2.2	Stock Purchase Agreement, dated as of January 26, 2021, by and among Allstate Insurance Company, Allstate Financial Insurance Holdings Corporation, and Antelope US Holdings Company (certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit).	8-K	1-11840	2.1	January 27, 2021
2.3	Stock Purchase Agreement, dated as of March 29, 2021, by and between Allstate Life Insurance Company, Allstate Insurance Company, Allstate Financial Insurance Holdings Corporation, Allstate Insurance Holdings, LLC and Wilton Reassurance Company (certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit).	8-K	1-11840	2.1	March 29, 2021
188 www.allstate.com

2021 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated Bylaws of The Allstate Corporation as amended July 16, 2021	8-K	1-11840	3.1	July 16, 2021
3.3	Certificate of Designations with respect to the Preferred Stock, Series G of the Registrant, dated March 27, 2018	8-K	1-11840	3.1	March 29, 2018
3.4	Certificate of Designations with respect to the Preferred Stock, Series H of the Registrant, date August 5, 2019	8-K	1-11840	3.1	August 5, 2019
3.5	Certificate of Designations with respect to the Preferred Stock, Series I of the Registrant, dated November 8, 2019	8-K	1-11840	3.1	November 8, 2019
4.1	The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries
4.2	Description of Registrant’s Securities					X
4.3	Deposit Agreement, dated March 29, 2018, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series G)	8-K	1-11840	4.1	March 29, 2018
4.4	Form of Preferred Stock Certificate, Series G (included as Exhibit A to Exhibit 3.3 above)	8-K	1-11840	4.2	March 29, 2018
4.5	Form of Depositary Receipt, Series G (included as Exhibit A to Exhibit 4.3 above)	8-K	1-11840	4.3	March 29, 2018
4.6	Deposit Agreement, dated August 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series H)	8-K	1-11840	4.1	August 8, 2019
4.7	Form of Preferred Stock Certificate, Series H (included as Exhibit A to Exhibit 3.4 above)	8-K	1-11840	4.2	August 8, 2019
4.8	Form of Depositary Receipt, Series H (included as Exhibit A to Exhibit 4.6 above)	8-K	1-11840	4.3	August 8, 2019
4.9	Deposit Agreement, dated November 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series I)	8-K	1-11840	4.1	November 8, 2019
4.10	Form of Preferred Stock, Series I (included as Exhibit A to Exhibit 3.5 above)	8-K	1-11840	4.2	November 8, 2019
4.11	Form of Depositary Receipt, Series I (included as Exhibit A to Exhibit 4.9 above)	8-K	1-11840	4.3	November 8, 2019
10.1	Credit Agreement dated November 16, 2020, among The Allstate Corporation, Allstate Insurance Company, and Allstate Life Insurance Company, as Borrowers; the lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and U.S. Bank National Association, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	1-11840	10.1	November 17, 2020
10.2	Amendment No. 1 to Credit Agreement dated as of May 4, 2021	10-Q	1-11840	10.1	May 5, 2021
10.3*	The Allstate Corporation Annual Executive Incentive Plan, as amended and restated effective November 17, 2020	10-K	1-11840	10.2	February 22, 2021
10.4*	The Allstate Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2019	S-8	1-11840	4	November 20, 2018
10.5*	The Allstate Corporation 2019 Equity Incentive Plan, as amended and restated effective February 19, 2020	10-Q	1-11840	10.1	May 5, 2020
The Allstate Corporation 189

2021 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.6	The Allstate Corporation Clawback Policy, effective February 19, 2020	10-Q	1-11840	10.6	May 5, 2020
10.7*	Form of Performance Stock Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.5	May 5, 2020
10.8*	Form of Performance Stock Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.2	May 1, 2018
10.9*	Form of Performance Stock Award Agreement for awards granted on or after March 6, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	May 2, 2012
10.10*	Form of Option Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.3	May 5, 2020
10.11*	Form of Option Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.3	May 1, 2018
10.12*	Form of Option Award Agreement for awards granted on or after February 21, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.13*	Form of Option Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.2	December 28, 2011
10.14*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.4	May 5, 2020
10.15*	Form of Restricted Stock Unit Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.4	May 1, 2018
10.16*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 21, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.2	May 2, 2012
10.17*	Supplemental Retirement Income Plan, as amended and restated effective October 19, 2018	10-K	1-11840	10.16	February 15, 2019
10.18*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.19*	Amendment to The Allstate Corporation Change in Control Severance Plan effective March 1, 2021	8-K	1-11840	10.1	March 1, 2021
10.20*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.21*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008
10.22*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.23*	The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	Proxy	1-11840	App. D	April 12, 2017
190 www.allstate.com

2021 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.24*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008
10.25*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008, and prior to June 1, 2016, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008
10.26*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2016, and prior to June 1, 2017, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 3, 2016
10.27*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2017, under The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 1, 2017
10.28*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.29*	Resolutions regarding Non-Employee Director Compensation adopted November 18, 2016	10-K	1-11840	10.24	February 17, 2017
10.30*	Resolutions regarding Non-Employee Director Compensation adopted November 16, 2018	10-K	1-11840	10.29	February 15, 2019
10.31*	Resolutions regarding Non-Employee Director Compensation adopted November 19, 2021					X
10.32	Purchase and Sale Agreement, dated November 26, 2021, by and between Allstate Insurance Company and DPIF3 Acquisition Co LLC	8-K	1-11840	10.1	November 29, 2021
21	Subsidiaries of The Allstate Corporation					X
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Item 15.  (b)
The exhibits are listed in Item 15. (a)(3) above.
Item 15.  (c)
The financial statement schedules are listed in Item 15. (a)(2) above.
Item 16.
None.
The Allstate Corporation 191

2021 Form 10-K
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allstate Corporation (Registrant)

/s/ John C. Pintozzi
By: John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
February 18, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 18, 2022
Thomas J. Wilson

/s/ Mario Rizzo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2022
Mario Rizzo

/s/ John C. Pintozzi	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2022
John C. Pintozzi

/s/ Donald E. Brown	Director	February 18, 2022
Donald E. Brown

/s/ Kermit R. Crawford	Director	February 18, 2022
Kermit R. Crawford

/s/ Michael L. Eskew	Director	February 18, 2022
Michael L. Eskew

/s/ Richard T. Hume	Director	February 18, 2022
Richard T. Hume

/s/ Margaret M. Keane	Director	February 18, 2022
Margaret M. Keane

/s/ Siddharth N. Mehta	Director	February 18, 2022
Siddharth N. Mehta

/s/ Jacques P. Perold	Director	February 18, 2022
Jacques P. Perold

/s/ Andrea Redmond	Director	February 18, 2022
Andrea Redmond

/s/ Gregg M. Sherrill	Lead Director	February 18, 2022
Gregg M. Sherrill

/s/ Judith A. Sprieser	Director	February 18, 2022
Judith A. Sprieser

/s/ Perry M. Traquina	Director	February 18, 2022
Perry M. Traquina
192 www.allstate.com

2021 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule I — Summary of Investments Other than Investments in Related Parties

	As of December 31, 2021
($ in millions)	Cost/amortized cost, net	Fair value (if applicable)	Amount shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$6,287	$6,273	$6,273
States, municipalities and political subdivisions	6,130	6,393	6,393
Foreign governments	982	985	985
Public utilities	2,009	2,024	2,024
All other corporate bonds	24,825	25,306	25,306
Asset-backed securities	1,143	1,155	1,155
Total fixed maturities	41,376	42,136	42,136

Equity securities:
Common stocks:
Public utilities	99	118	118
Banks, trusts and insurance companies	548	653	653
Industrial, miscellaneous and all other	5,145	5,954	5,954
Nonredeemable preferred stocks	224	336	336
Total equity securities	6,016	7,061	7,061

Mortgage loans on real estate	821	853	821
Real estate (none acquired in satisfaction of debt)	809		809
Policy loans	148		148
Derivative instruments	12	12	12
Limited partnership interests	8,018		8,018
Other long-term investments	1,687		1,687
Short-term investments	4,009	4,009	4,009
Total investments	$62,896		$64,701

S-1 www.allstate.com

2021 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant Statement of Operations

	Year Ended December 31,
($ in millions)	2021	2020	2019
Revenues
Investment income, less investment expense	$13	$12	$35
Net gains (losses) on investments and derivatives	12	33	9
Other income	—	—	41
Total revenues	25	45	85

Expenses
Interest expense	328	328	355
Pension and other postretirement remeasurement (gains) losses	(611)	(73)	103
Pension and other postretirement (benefit) expense	(218)	(168)	(122)
Other operating expenses	71	73	49
Total expenses	(430)	160	385

Gain (loss) from operations before income tax benefit and equity in net income of subsidiaries	455	(115)	(300)

Income tax expense (benefit)	93	(26)	(75)
Gain (loss) before equity in net income of subsidiaries	362	(89)	(225)

Equity in net income of subsidiaries (1)	1,237	5,665	5,072
Net income	1,599	5,576	4,847

Preferred stock dividends	114	115	169

Net income applicable to common shareholders	1,485	5,461	4,678

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	(2,582)	1,293	1,889
Unrealized foreign currency translation adjustments	(8)	52	(10)
Unamortized pension and other postretirement prior service credit	(59)	9	(47)
Other comprehensive (loss) income, after-tax	(2,649)	1,354	1,832
Comprehensive (loss) income	$(1,050)	$6,930	$6,679
(1)Includes results of operations for the life and annuity business held for sale reported as discontinued operations in the Consolidated Statements of Operations.

See accompanying notes to condensed financial information and notes to consolidated financial statements.
The Allstate Corporation S-2

2021 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Financial Position

	December 31,
($ in millions, except par value data)	2021	2020
Assets
Investments in subsidiaries (1)	$32,058	$35,603
Fixed income securities, at fair value (amortized cost, net $1,708 and zero)	1,718	—
Short-term investments, at fair value (amortized cost, net $297 and $4,479)	297	4,479
Cash	1	—
Receivable from subsidiaries	504	524
Deferred income taxes	22	187
Other assets	222	87
Total assets	34,822	40,880
Liabilities
Long-term debt	7,581	7,825
Pension and other postretirement benefit obligations	211	874
Deferred compensation	383	351
Payable to subsidiaries	—	—
Notes due to subsidiaries	1,000	1,250
Dividends payable to shareholders	269	201
Other liabilities	199	162
Total liabilities	9,643	10,663
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand shares issued and outstanding, $2,025 aggregate liquidation preference	1,970	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 281 million and 304 million shares outstanding	9	9
Additional capital paid-in	3,722	3,498
Retained income	53,294	52,767
Treasury stock, at cost (619 million and 596 million shares)	(34,471)	(31,331)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	598	3,180
Unrealized foreign currency translation adjustments	(15)	(7)
Unamortized pension and other postretirement prior service credit	72	131
Total accumulated other comprehensive income	655	3,304
Total Allstate shareholders’ equity	25,179	30,217
Total liabilities and equity	$34,822	$40,880
(1)2020 includes results for life and annuity business classified as held for sale in the Consolidated Statements of Financial Position.

See accompanying notes to condensed financial information and notes to consolidated financial statements.
S-3 www.allstate.com

2021 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Cash Flows

	Years Ended December 31,
($ in millions)	2021	2020	2019
Cash flows from operating activities
Net income	$1,599	$5,576	$4,847
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries (1)	(1,237)	(5,665)	(5,072)
Dividends received from subsidiaries	5,112	4,157	2,434
Net (gains) losses on investments and derivatives	(12)	(33)	(9)
Pension and other postretirement remeasurement (gains) losses	(611)	(73)	103
Changes in:
Pension and other postretirement benefits	(218)	(168)	(122)
Income taxes	177	54	13
Operating assets and liabilities	158	110	111
Net cash provided by operating activities	4,968	3,958	2,305

Cash flows from investing activities
Proceeds from sales of investments	1,743	1,251	1,094
Investment purchases	(2,673)	(402)	(892)
Investment collections	38	16	65
Capital contribution or return of capital from subsidiaries	383	251	43
Change in short-term investments, net	4,182	(3,777)	(417)
Acquisition of subsidiaries	(4,144)	—	—
Net cash used in investing activities	(471)	(2,661)	(107)

Cash flows from financing activities
Proceeds from borrowings from subsidiaries	2,200	1,250	1,000
Repayment of notes due to subsidiaries	(2,450)	(1,000)	(1,250)
Proceeds from issuance of long-term debt	—	1,189	491
Redemption of preferred stock	—	(288)	(1,132)
Redemption and repayment of long-term debt	(250)	—	(317)
Proceeds from issuance of preferred stock	—	—	1,414
Dividends paid on common stock	(885)	(668)	(653)
Dividends paid on preferred stock	(105)	(108)	(134)
Treasury stock purchases	(3,120)	(1,737)	(1,735)
Shares reissued under equity incentive plans, net	114	63	120
Other	—	—	—
Net cash used in financing activities	(4,496)	(1,299)	(2,196)

Net increase (decrease) in cash	1	(2)	2
Cash at beginning of year	—	2	—
Cash at end of year	$1	$—	$2
(1)Includes results of operations for the life and annuity business held for sale reported as discontinued operations in the Consolidated Statements of Operations.

See accompanying notes to condensed financial information and notes to consolidated financial statements.
The Allstate Corporation S-4

2021 Form 10-K

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
The long-term debt presented in Note 13 “Capital Structure” are direct obligations of or guaranteed by the Registrant. A majority of the pension and other postretirement benefits plans presented in Note 18 “Benefit Plans” are direct obligations of the Registrant.
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
2.   Notes due to subsidiaries
On March 1, 2021 and June 18, 2021, the Registrant issued $200 million and $1.00 billion notes, with rates of 0.21% and 0.20%, due on March 1, 2022 and June 18, 2022, respectively, to Kennett Capital Inc. The proceeds of these issuances were used for cash management purposes. On April 05, 2021, the Registrant repaid $200 million to Kennett Capital Inc.
On June 18, 2020 and December 29, 2020, the Registrant issued $1.00 billion and $250 million notes, with rates of 0.43% and 0.33%, due on June 18, 2021 and December 29, 2021, respectively, to Kennett Capital Inc. The proceeds of these issuances were used for cash management purposes. On April 5, 2021 and June 18, 2021, the Registrant repaid $250 million and $1.00 billion, respectively, to Kennett Capital Inc.
On June 19, 2019, the Registrant issued a $1.00 billion note, with a rate of 2.63% due on June 19, 2020 to Kennett Capital Inc. The proceeds of this issuance were used for cash management purposes. On June 18, 2020, the Registrant repaid $1.00 billion to Kennett Capital Inc.
3.    Supplemental Disclosures of Cash Flow Information
The Registrant paid $321 million, $311 million and $312 million of interest on debt in 2021, 2020 and 2019, respectively.
S-5 www.allstate.com

2021 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information

($ in millions)	As of December 31,			For the years ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2021
Property-Liability
Allstate Protection	$1,951	$31,099	$15,763	$40,454		$28,760	$5,313	$6,033	$41,358
Run-off Property-Liability	—	1,916	—	—		116	—	4	—
Total Property-Liability	1,951	33,015	15,763	40,454	$3,118	28,876	5,313	6,037	41,358
Protection Services (2)	2,294	45	4,054	1,939	43	458	795	938	2,642
Allstate Health and Benefits	477	2,181	27	1,821	74	1,049	144	838	1,630
Corporate and Other	—	—	—	—	58	—	—	(133)	—
Intersegment Eliminations (2)	—	—	—	(175)	—	(16)	—	(159)	—
Total	$4,722	$35,241	$19,844	$44,039	$3,293	$30,367	$6,252	$7,521	$45,630

2020
Property-Liability
Allstate Protection	$1,608	$25,679	$12,772	$35,580		$21,485	$4,642	$5,741	$35,768
Run-off Property-Liability	—	1,888	—	—		141	—	3	—
Total Property-Liability	1,608	27,567	12,772	35,580	$1,421	21,626	4,642	5,744	35,768
Protection Services (2)	1,696	43	3,167	1,640	44	386	658	760	1,890
Allstate Health and Benefits	470	1,885	7	1,094	78	549	177	323	839
Corporate and Other	—	—	—	—	47	—	—	389	—
Intersegment Eliminations (2)	—	—	—	(147)	—	(11)	—	(136)	—
Total	$3,774	$29,495	$15,946	$38,167	$1,590	$22,550	$5,477	$7,080	$38,497

2019
Property-Liability
Allstate Protection	$1,624	$25,843	$12,567	$34,843		$23,517	$4,649	$4,622	$35,419
Run-off Property-Liability	—	1,818	—	—		105	—	3	—
Total Property-Liability	1,624	27,661	12,567	34,843	$1,533	23,622	4,649	4,625	35,419
Protection Services (2)	1,449	51	2,765	1,387	42	363	543	838	1,535
Allstate Health and Benefits	527	1,950	8	1,145	83	635	161	285	868
Corporate and Other	—	—	—	—	70	—	—	531	—
Intersegment Eliminations (2)	—	—	—	(154)	—	(9)	—	(145)	—
Total	$3,600	$29,662	$15,340	$37,221	$1,728	$24,611	$5,353	$6,134	$37,822
(1)A single investment portfolio supports both Allstate Protection and Run-off Property-Liability segments.
(2)Includes intersegment premiums and service fees and the related incurred losses and expenses that are eliminated in the consolidated financial statements.
The Allstate Corporation S-6

2021 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule IV — Reinsurance

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2021
Life insurance in force	$20,535	$640	$1,528	$21,423	7.1%
Premiums and contract charges:
Life insurance	$156	$6	$15	$165	9.1%
Accident and health insurance	1,722	72	6	1,656	0.4
Property and casualty insurance	43,944	1,904	178	42,218	0.4
Total premiums and contract charges	$45,822	$1,982	$199	$44,039	0.5

Year ended December 31, 2020
Life insurance in force	$17,124	$16,528	$1,003	$1,599	62.7%
Premiums and contract charges:
Life insurance	$162	$8	$14	$168	8.3%
Accident and health insurance	931	5	—	926	—
Property and casualty insurance	38,115	1,141	99	37,073	0.3
Total premiums and contract charges	$39,208	$1,154	$113	$38,167	0.3

Year ended December 31, 2019
Life insurance in force	$18,575	$17,801	$1,062	$1,836	57.8%
Premiums and contract charges:
Life insurance	$151	$8	$14	$157	8.9%
Accident and health insurance	994	6	—	988	—
Property and casualty insurance	37,104	1,122	94	36,076	0.3
Total premiums and contract charges	$38,249	$1,136	$108	$37,221	0.3
(1)No reinsurance or coinsurance income was netted against premium ceded in 2021, 2020 or 2019.
S-7 www.allstate.com

2021 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule V — Valuation Allowances and Qualifying Accounts

($ in millions)		Additions
Description	Balance as of beginning of period (1)	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period
Year ended December 31, 2021
Fixed income securities	$2	$4	$—	$—	$6
Mortgage loans	67	(61)	—	—	6
Bank loans	67	(6)	—	—	61
Investments	136	(63)	—	—	73
Premium installment receivable	153	274	19	339	107
Reinsurance recoverables	60	15	—	1	74
Other assets	17	9	—	—	26
Assets	366	235	19	340	280
Commitments to fund mortgage loans and bank loans	1	—	—	1	—
Liabilities	1	—	—	1	—
Total	$367	$235	$19	$341	$280

Valuation allowance for deferred tax assets	$—	$—	$38	$14	$24

Year ended December 31, 2020
Fixed income securities	$—	$2	$—	$—	$2
Mortgage loans (2)	45	39	—	17	67
Bank loans (2)	53	28	—	14	67
Investments	98	69	—	31	136
Premium installment receivable	91	223	—	161	153
Reinsurance recoverables	61	(1)	—	—	60
Other assets	15	2	—	—	17
Assets	265	293	—	192	366
Commitments to fund mortgage loans and bank loans	3	—	—	2	1
Liabilities	3	—	—	2	1
Total	$268	$293	$—	$194	$367

Year ended December 31, 2019
Mortgage loans (2)	$3	$—	$—	$—	$3
Premium installment receivable	77	137	—	124	90
Reinsurance recoverables	$65	$(5)	$—	$—	$60
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
(2)Includes credit loss allowance for investments that are classified as held for sale as of December 31, 2020 and 2019.
S-8 www.allstate.com