Form 10-Q
period 2022-03-31
ALLSTATE CORP
filed 2022-05-04
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 18, 2022, the registrant had 274,982,998 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
March 31, 2022

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2022	2021
Revenues
Property and casualty insurance premiums	$10,981	$10,307
Accident and health insurance premiums and contract charges	469	455
Other revenue	560	555
Net investment income	594	708
Net gains (losses) on investments and derivatives	(267)	426
Total revenues	12,337	12,451

Costs and expenses
Property and casualty insurance claims and claims expense	7,822	6,043
Accident, health and other policy benefits	269	242
Amortization of deferred policy acquisition costs	1,612	1,523
Operating costs and expenses	1,902	1,731
Pension and other postretirement remeasurement (gains) losses	(247)	(310)
Restructuring and related charges	12	51
Amortization of purchased intangibles	87	53
Interest expense	83	86
Total costs and expenses	11,540	9,419

Income from operations before income tax expense	797	3,032

Income tax expense	151	626

Net income from continuing operations	646	2,406

Income (loss) from discontinued operations, net of tax	—	(3,793)

Net income (loss)	646	(1,387)

Less: Net loss attributable to noncontrolling interest	(10)	(6)

Net income (loss) attributable to Allstate	656	(1,381)

Less: Preferred stock dividends	26	27

Net income (loss) applicable to common shareholders	$630	$(1,408)

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$2.27	$7.88
Discontinued operations	—	(12.53)
Total	$2.27	$(4.65)

Diluted
Continuing operations	$2.24	$7.78
Discontinued operations	—	(12.38)
Total	$2.24	$(4.60)

Weighted average common shares - Basic	278.1	302.5
Weighted average common shares - Diluted	281.8	306.4

See notes to condensed consolidated financial statements.
First Quarter 2022 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in millions)	Three months ended March 31,
	2022	2021
Net income (loss)	$646	$(1,387)

Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(1,593)	(1,500)
Unrealized foreign currency translation adjustments	—	34
Unamortized pension and other postretirement prior service credit	(15)	(15)
Other comprehensive loss, after-tax	(1,608)	(1,481)

Comprehensive loss	(962)	(2,868)
Less: Comprehensive loss attributable to noncontrolling interest	(22)	(6)
Comprehensive loss attributable to Allstate	$(940)	$(2,862)

See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	March 31, 2022	December 31, 2021
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $42,027 and $41,376)	$40,745	$42,136
Equity securities, at fair value (cost $4,453 and $6,016)	5,315	7,061
Mortgage loans, net	855	821
Limited partnership interests	7,977	8,018
Short-term, at fair value (amortized cost $4,345 and $4,009)	4,344	4,009
Other investments, net	2,532	2,656
Total investments	61,768	64,701
Cash	1,130	763
Premium installment receivables, net	8,874	8,364
Deferred policy acquisition costs	4,824	4,722
Reinsurance and indemnification recoverables, net	9,691	10,024
Accrued investment income	341	339
Property and equipment, net	966	939
Goodwill	3,497	3,502
Other assets, net	6,059	6,086
Total assets	97,150	99,440
Liabilities
Reserve for property and casualty insurance claims and claims expense	32,991	33,060
Reserve for future policy benefits	1,274	1,273
Contractholder funds	907	908
Unearned premiums	20,248	19,844
Claim payments outstanding	1,140	1,123
Deferred income taxes	402	833
Other liabilities and accrued expenses	9,077	9,296
Long-term debt	7,973	7,976
Total liabilities	74,012	74,313
Commitments and Contingent Liabilities (Note 12)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand shares issued and outstanding, $2,025 aggregate liquidation preference	1,970	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 276 million and 281 million shares outstanding	9	9
Additional capital paid-in	3,706	3,722
Retained income	53,688	53,294
Treasury stock, at cost (624 million and 619 million shares)	(35,208)	(34,471)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(995)	598
Unrealized foreign currency translation adjustments	(15)	(15)
Unamortized pension and other postretirement prior service credit	57	72
Total accumulated other comprehensive income (“AOCI”)	(953)	655
Total Allstate shareholders’ equity	23,212	25,179
Noncontrolling interest	(74)	(52)
Total equity	23,138	25,127
Total liabilities and equity	$97,150	$99,440
See notes to condensed consolidated financial statements.
First Quarter 2022 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2022	2021
Preferred stock par value	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,970	1,970
Acquisition	—	450
Preferred stock redemption	—	(250)
Balance, end of period	1,970	2,170

Common stock par value	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,722	3,498
Forward contract on accelerated share repurchase agreement	—	113
Equity incentive plans activity	(16)	(15)
Balance, end of period	3,706	3,596

Retained income
Balance, beginning of period	53,294	52,767
Net income (loss)	656	(1,387)
Dividends on common stock (declared per share of $0.85 and $0.81)	(236)	(246)
Dividends on preferred stock	(26)	(27)
Balance, end of period	53,688	51,107

Treasury stock
Balance, beginning of period	(34,471)	(31,331)
Shares acquired	(794)	(601)
Shares reissued under equity incentive plans, net	57	46
Balance, end of period	(35,208)	(31,886)

Accumulated other comprehensive income
Balance, beginning of period	655	3,304
Change in unrealized net capital gains and losses	(1,593)	(1,500)
Change in unrealized foreign currency translation adjustments	—	34
Change in unamortized pension and other postretirement prior service credit	(15)	(15)
Balance, end of period	(953)	1,823
Total Allstate shareholders’ equity	23,212	26,819

Noncontrolling interest
Balance, beginning of period	(52)	—
Acquisition	—	(21)
Change in unrealized net capital gains and losses	(12)	—
Noncontrolling loss	(10)	(6)
Balance, end of period	(74)	(27)
Total equity	$23,138	$26,792
 See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$646	$(1,387)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	236	260
Net (gains) losses on investments and derivatives	267	(505)
Pension and other postretirement remeasurement (gains) losses	(247)	(310)
Amortization of deferred gain on reinsurance	—	(2)
Interest credited to contractholder funds	8	94
Loss on disposition of operations, net of tax	—	3,998
Changes in:
Policy benefits and other insurance reserves	(121)	817
Unearned premiums	392	33
Deferred policy acquisition costs	(99)	(26)
Premium installment receivables, net	(502)	(124)
Reinsurance recoverables, net	334	(1,201)
Income taxes	92	181
Other operating assets and liabilities	(574)	(440)
Net cash provided by operating activities	432	1,388
Cash flows from investing activities
Proceeds from sales
Fixed income securities	12,400	10,290
Equity securities	5,216	992
Limited partnership interests	300	152
Other investments	208	328
Investment collections
Fixed income securities	104	737
Mortgage loans	3	134
Other investments	49	109
Investment purchases
Fixed income securities	(13,220)	(7,968)
Equity securities	(3,624)	(539)
Limited partnership interests	(216)	(322)
Mortgage loans	(37)	—
Other investments	(186)	(603)
Change in short-term and other investments, net	114	744
Purchases of property and equipment, net	(130)	(61)
Acquisition of operations, net of cash acquired	—	(3,480)
Net cash provided by investing activities	981	513
Cash flows from financing activities
Redemption and repayment of long-term debt	—	(422)
Redemption of preferred stock	—	(250)
Contractholder fund deposits	34	252
Contractholder fund withdrawals	(9)	(374)
Dividends paid on common stock	(230)	(164)
Dividends paid on preferred stock	(26)	(27)
Treasury stock purchases	(802)	(467)
Shares reissued under equity incentive plans, net	17	4
Other	(30)	(32)
Net cash used in financing activities	(1,046)	(1,480)
Net increase in cash, including cash classified as assets held for sale	367	421
Cash from continuing operations at beginning of period	763	311
Cash classified as assets held for sale at beginning of period	—	66
Less: Cash classified as assets held for sale at end of period	—	89
Cash from continuing operations at end of period	$1,130	$709
See notes to condensed consolidated financial statements.
First Quarter 2022 Form 10-Q 5

Notes to Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1	General
Basis of presentation
The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation (the “Corporation”) and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property and casualty insurance company with various property and casualty and investment subsidiaries (collectively referred to as the “Company” or “Allstate”) and variable interest entities in which the Company is considered a primary beneficiary. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The condensed consolidated financial statements and notes as of March 31, 2022 and for the three month periods ended March 31, 2022 and 2021 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have generally moderated, with periodic changes in response to local conditions. There is no way of predicting with certainty how long the pandemic might last. The Company continues to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to its operations, but the effects have been and could be material.

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
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI and does not anticipate the financial statement impact of adopting the new guidance to be material to the Company’s results of operations or financial position due to the 2021 dispositions of Allstate Life Insurance Company (“ALIC”), Allstate Life Insurance Company of New York (“ALNY”) and certain affiliates.
6 www.allstate.com

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended March 31,
	2022	2021
Numerator:
Net income from continuing operations	$646	$2,406
Less: Net loss attributable to noncontrolling interest	(10)	(6)
Net income from continuing operations attributable to Allstate	656	2,412
Less: Preferred stock dividends	26	27
Net income from continuing operations applicable to common shareholders	630	2,385
Income (loss) from discontinued operations, net of tax	—	(3,793)
Net income (loss) applicable to common shareholders	$630	$(1,408)

Denominator:
Weighted average common shares outstanding	278.1	302.5
Effect of dilutive potential common shares:
Stock options	2.6	2.5
Restricted stock units (non-participating) and performance stock awards	1.1	1.4
Weighted average common and dilutive potential common shares outstanding	281.8	306.4

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$2.27	$7.88
Discontinued operations	—	(12.53)
Total	$2.27	$(4.65)

Diluted
Continuing operations	$2.24	$7.78
Discontinued operations	—	(12.38)
Total	$2.24	$(4.60)

Anti-dilutive options excluded from diluted earnings per common share	1.2	2.2

First Quarter 2022 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

Note 3	Acquisitions and Dispositions
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
(3)Subsequent to the acquisition, the Company repaid $100 million of 7.625% Subordinated Notes and $72 million of Subordinated Debentures on February 3, 2021 and March 15, 2021, respectively. As of March 31, 2022, the Company had principal balance remaining of $350 million 6.750% Senior Notes due 2024, with a fair value adjustment of $40 million.
SafeAuto On October 1, 2021, the Company completed the acquisition of Safe Auto Insurance Group, Inc. (“SafeAuto”), a non-standard auto insurance carrier focused on providing state-minimum private-passenger auto insurance direct to consumers with coverage options in 28 states for $262 million in cash.
Dispositions
Life and annuity business On October 1, 2021, the Company closed the sale of ALNY to Wilton Reassurance Company for $400 million. On November 1, 2021, the Company closed the sale of ALIC and certain affiliates to entities managed by Blackstone for total proceeds of $4 billion, including a pre-close dividend of $1.25 billion paid by ALIC.
In 2021 and prior periods, the assets and liabilities of the business were reclassified as held for sale and results were presented as discontinued operations.
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Financial results from discontinued operations
Three months ended March 31,
($ in millions)	2021
Revenues
Life premiums and contract charges	$340
Net investment income	439
Net gains (losses) on investments and derivatives	79
Total revenues	858

Costs and expenses
Life contract benefits	410
Interest credited to contractholder funds	85
Amortization of DAC	36
Operating costs and expenses	55
Restructuring and related charges	19
Total costs and expenses	605

Amortization of deferred gain on reinsurance	2

Income (loss) from discontinued operations before income tax expense	255

Income tax expense (benefit)	50

Income (loss) from discontinued operations, net of tax	205

Loss on disposition of operations	(4,418)
Income tax benefit	(420)
Loss on disposition of operations, net of tax	(3,998)

Loss from discontinued operations, net of tax	$(3,793)

Cash flows from discontinued operations
Three months ended March 31,
($ in millions)	2021
Net cash provided by operating activities from discontinued operations	$64
Net cash provided by investing activities from discontinued operations	88

Note 4	Reportable Segments
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
Adjusted net income is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives
•	Pension and other postretirement remeasurement gains and losses
•	Business combination expenses and the amortization or impairment of purchased intangibles
•	Income or loss from discontinued operations
•	Gain or loss on disposition of operations
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items
A reconciliation of these measures to net income (loss) applicable to common shareholders is provided below.
First Quarter 2022 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended March 31,
($ in millions)	2022	2021
Underwriting income (loss) by segment
Allstate Protection	$282	$1,660
Run-off Property-Liability	(2)	(3)
Total Property-Liability	280	1,657

Adjusted net income (loss) by segment, after-tax
Protection Services	53	49
Allstate Health and Benefits	53	65
Corporate and Other	(111)	(123)

Reconciling items
Property-Liability net investment income	558	673
Net gains (losses) on investments and derivatives	(267)	426
Pension and other postretirement remeasurement gains (losses)	247	310
Business combination expenses and amortization of purchased intangibles (1)	(29)	(56)
Gain (loss) on disposition of operations	(16)	—
Income tax expense on reconciling items	(148)	(622)
Total reconciling items	345	731

Loss from discontinued operations	—	(4,163)
Income tax benefit from discontinued operations	—	370
Total from discontinued operations	$—	$(3,793)

Less: Net loss attributable to noncontrolling interest (2)	(10)	(6)

Net income (loss) applicable to common shareholders	$630	$(1,408)
(1)Excludes amortization of purchased intangibles in Property-Liability, which is included above in underwriting income.
(2)Reflects net loss attributable to noncontrolling interest in Property-Liability.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended March 31,
	2022	2021
Property-Liability
Insurance premiums
Auto	$7,081	$6,809
Homeowners	2,603	2,392
Other personal lines	531	505
Commercial lines	283	190
Allstate Protection	10,498	9,896
Run-off Property-Liability	—	—
Total Property-Liability insurance premiums	10,498	9,896
Other revenue	347	385
Net investment income	558	673
Net gains (losses) on investments and derivatives	(203)	404
Total Property-Liability	11,200	11,358

Protection Services
Protection plans	313	260
Roadside assistance	53	47
Finance and insurance products	117	104
Intersegment premiums and service fees (1)	41	41
Other revenue	94	90
Net investment income	9	10
Net gains (losses) on investments and derivatives	(13)	10
Total Protection Services	614	562

Allstate Health and Benefits
Employer voluntary benefits	266	263
Group health	94	83
Individual health	109	109
Other revenue	95	80
Net investment income	17	19
Net gains (losses) on investments and derivatives	(7)	2
Total Allstate Health and Benefits	574	556

Corporate and Other
Other revenue	24	—
Net investment income	10	6
Net gains (losses) on investments and derivatives	(44)	10
Total Corporate and Other	(10)	16

Intersegment eliminations (1)	(41)	(41)
Consolidated revenues	$12,337	$12,451
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.

First Quarter 2022 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition
($ in millions)	March 31, 2022	December 31, 2021
Fixed income securities, at fair value	$40,745	$42,136
Equity securities, at fair value	5,315	7,061
Mortgage loans, net	855	821
Limited partnership interests	7,977	8,018
Short-term investments, at fair value	4,344	4,009
Other investments, net	2,532	2,656
Total	$61,768	$64,701

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
March 31, 2022
U.S. government and agencies	$6,613	$3	$(131)	$6,485
Municipal	5,805	54	(161)	5,698
Corporate	26,334	120	(1,118)	25,336
Foreign government	1,092	1	(40)	1,053
ABS	2,183	11	(21)	2,173
Total fixed income securities	$42,027	$189	$(1,471)	$40,745

December 31, 2021
U.S. government and agencies	$6,287	$12	$(26)	$6,273
Municipal	6,130	279	(16)	6,393
Corporate	26,834	688	(192)	27,330
Foreign government	982	9	(6)	985
ABS	1,143	14	(2)	1,155
Total fixed income securities	$41,376	$1,002	$(242)	$42,136

Scheduled maturities for fixed income securities
($ in millions)	March 31, 2022		December 31, 2021
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$1,454	$1,455	$1,105	$1,111
Due after one year through five years	22,599	22,035	21,039	21,291
Due after five years through ten years	12,412	11,796	13,808	14,079
Due after ten years	3,379	3,286	4,281	4,500
	39,844	38,572	40,233	40,981
ABS	2,183	2,173	1,143	1,155
Total	$42,027	$40,745	$41,376	$42,136
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended March 31,
	2022	2021
Fixed income securities	$267	$301
Equity securities	36	14
Mortgage loans	8	10
Limited partnership interests	292	378
Short-term investments	2	1
Other investments	40	41
Investment income, before expense	645	745
Investment expense	(51)	(37)
Net investment income	$594	$708
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net gains (losses) on investments and derivatives by asset type
($ in millions)	Three months ended March 31,
	2022	2021
Fixed income securities	$(152)	$183
Equity securities	(347)	164
Mortgage loans	(1)	6
Limited partnership interests	(101)	4
Derivatives	318	11
Other investments	16	58
Net gains (losses) on investments and derivatives	$(267)	$426

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended March 31,
	2022	2021
Sales	$(127)	$246
Credit losses	(11)	2
Valuation change of equity investments (1)	(447)	167
Valuation change and settlements of derivatives	318	11
Net gains (losses) on investments and derivatives	$(267)	$426
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended March 31,
	2022	2021
Gross realized gains	$66	$245
Gross realized losses	(218)	(64)
The following table presents the net pre-tax appreciation (decline) recognized in net income of equity securities and limited partnership interests carried at fair value that are still held as of March 31, 2022 and 2021, respectively.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended March 31,
	2022	2021
Equity securities	$(92)	$125
Limited partnership interests carried at fair value	38	141
Total	$(54)	$266

Credit losses recognized in net income
($ in millions)	Three months ended March 31,
	2022	2021
Assets
Fixed income securities:
Corporate	$—	$1
ABS	—	1
Total fixed income securities	—	2
Mortgage loans	(1)	6
Other investments
Bank loans	(10)	(6)
Total credit losses by asset type	$(11)	$2

Liabilities
Commitments to fund commercial mortgage loans and bank loans	—	—
Total	$(11)	$2
First Quarter 2022 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2022		Gains	Losses
Fixed income securities	$40,745	$189	$(1,471)	$(1,282)
Short-term investments	4,344	—	(1)	(1)
Derivative instruments	—	—	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships (1)				4
Unrealized net capital gains and losses, pre-tax				(1,282)
Amounts recognized for:
DAC (2)				1
Reclassification of noncontrolling interest				16
Amounts recognized				17
Deferred income taxes				270
Unrealized net capital gains and losses, after-tax				$(995)

December 31, 2021
Fixed income securities	$42,136	$1,002	$(242)	$760
Short-term investments	4,009	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships (1)				(1)
Unrealized net capital gains and losses, pre-tax				756
Amounts recognized for:
DAC (2)				1
Reclassification of noncontrolling interest				4
Amounts recognized				5
Deferred income taxes				(163)
Unrealized net capital gains and losses, after-tax				$598
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.
(2)The DAC balance represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

Change in unrealized net capital gains (losses)
($ in millions)	Three months ended March 31, 2022
Fixed income securities	$(2,042)
Short-term investments	(1)
Derivative instruments	—
EMA limited partnerships	5
Total	(2,038)
Amounts recognized for:
DAC	—
Reclassification of noncontrolling interest	12
Amounts recognized	12
Deferred income taxes	433
Decrease in unrealized net capital gains and losses, after-tax	$(1,593)

Carrying value for limited partnership interests
($ in millions)	March 31, 2022			December 31, 2021
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$5,127	$1,393	$6,520	$4,905	$1,434	$6,339
Real estate	859	97	956	823	97	920
Other (1)	501	—	501	759	—	759
Total	$6,487	$1,490	$7,977	$6,487	$1,531	$8,018
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of March 31, 2022 and December 31, 2021, the fair value of short-term investments totaled $4.34 billion and $4.01 billion, respectively.
Other investments Other investments primarily consist of bank loans, real estate, policy loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Policy loans are carried at unpaid principal balances. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.

Other investments by asset type
($ in millions)	March 31, 2022	December 31, 2021
Bank loans, net	$1,520	$1,574
Real estate	750	809
Policy loans	144	148
Derivatives	7	12
Other	111	113
Total	$2,532	$2,656
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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $305 million and $311 million as of March 31, 2022 and December 31, 2021 and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.

First Quarter 2022 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

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

Rollforward of credit loss allowance for fixed income securities
	Three months ended March 31,
($ in millions)	2022	2021
Beginning balance	$(6)	$(3)
Credit losses on securities for which credit losses not previously reported	—	—
Net (increases) decreases related to credit losses previously reported	—	2
Reduction of allowance related to sales	—	—
Write-offs	—	—
Ending balance (1)	$(6)	$(1)
(1)Allowance for fixed income securities as of March 31, 2022 comprised $6 million of corporate bonds. Allowance for fixed income securities as of March 31, 2021 comprised $1 million of ABS that were classified as held for sale.

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2022
Fixed income securities
U.S. government and agencies	140	$5,954	$(119)	18	$247	$(12)	$(131)
Municipal	2,523	3,145	(155)	49	68	(6)	(161)
Corporate	2,177	18,250	(988)	281	1,170	(130)	(1,118)
Foreign government	87	922	(29)	34	116	(11)	(40)
ABS	175	1,917	(21)	56	11	—	(21)
Total fixed income securities	5,102	$30,188	$(1,312)	438	$1,612	$(159)	$(1,471)
Investment grade fixed income securities	4,498	$25,027	$(1,014)	421	$1,554	$(148)	$(1,162)
Below investment grade fixed income securities	604	5,161	(298)	17	58	(11)	(309)
Total fixed income securities	5,102	$30,188	$(1,312)	438	$1,612	$(159)	$(1,471)

December 31, 2021
Fixed income securities
U.S. government and agencies	112	$5,451	$(24)	4	$72	$(2)	$(26)
Municipal	767	1,213	(15)	2	14	(1)	(16)
Corporate	1,197	9,725	(176)	22	130	(16)	(192)
Foreign government	51	415	(6)	4	3	—	(6)
ABS	80	500	(2)	53	8	—	(2)
Total fixed income securities	2,207	$17,304	$(223)	85	$227	$(19)	$(242)
Investment grade fixed income securities	1,993	$15,391	$(188)	71	$183	$(8)	$(196)
Below investment grade fixed income securities	214	1,913	(35)	14	44	(11)	(46)
Total fixed income securities	2,207	$17,304	$(223)	85	$227	$(19)	$(242)
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses by unrealized loss position and credit quality as of March 31, 2022
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(1,156)	$(292)	$(1,448)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(6)	(17)	(23)
Total unrealized losses	$(1,162)	$(309)	$(1,471)
(1)Below investment grade fixed income securities include $286 million that have been in an unrealized loss position for less than twelve months.
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
As of March 31, 2022, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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

Accrued interest
($ in millions)	March 31,	December 31,
	2022	2021
Mortgage loans	$3	$2
Bank Loans	7	4

First Quarter 2022 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	March 31, 2022							December 31, 2021
($ in millions)	2017 and prior	2018	2019	2020	2021	Current	Total	Total
Below 1.0	$—	$—	$—	$—	$—	$—	$—	$—
1.0 - 1.25	36	—	25	10	—	—	71	46
1.26 - 1.50	18	—	105	—	12	7	142	160
Above 1.50	103	106	140	67	203	30	649	621
Amortized cost before allowance	$157	$106	$270	$77	$215	$37	$862	$827
Allowance							(7)	(6)
Amortized cost, net							$855	$821
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of March 31, 2022 and December 31, 2021.

Rollforward of credit loss allowance for mortgage loans
	Three months ended March 31,
($ in millions)	2022	2021
Beginning balance	$(6)	$(67)
Net (increases) decreases related to credit losses	(1)	22
Write-offs	—	—
Ending balance (1)	$(7)	$(45)
(1)Includes $31 million of credit loss allowance for mortgage loans that were classified as held for sale as of March 31, 2021.
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
18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Bank loans amortized cost by credit rating and year of origination
	March 31, 2022							December 31, 2021
($ in millions)	2017 and prior	2018	2019	2020	2021	Current	Total	Total
BBB	$—	$1	$13	$8	$53	$—	$75	$86
BB	20	5	15	16	455	13	524	656
B	11	35	30	57	690	40	863	768
CCC and below	24	17	44	16	23	2	126	125
Amortized cost before allowance	$55	$58	$102	$97	$1,221	$55	$1,588	$1,635
Allowance							(68)	(61)
Amortized cost, net							$1,520	$1,574

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended March 31,
	2022	2021
Beginning balance	$(61)	$(67)
Net increases related to credit losses	(10)	(2)
Reduction of allowance related to sales	3	9
Write-offs	—	—
Ending balance (1)	$(68)	$(60)
(1)Includes $11 million of credit loss allowance for bank loans that were classified as held for sale as of March 31, 2021.

Note 6	Fair Value of Assets and Liabilities
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
First Quarter 2022 Form 10-Q 19

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
ABS: The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, collateral performance and credit spreads. Certain ABS are valued based on non-binding broker quotes whose inputs have been corroborated to be market observable. Residential MBS, included in ABS, use prepayment speeds as a primary input for valuation.
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
20 www.allstate.com

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
Corporate - public and privately placed and ABS: Primarily valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. Other inputs for corporate fixed income securities include an interest rate yield curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.
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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of March 31, 2022, the Company has commitments to invest $233 million in these limited partnership interests.
First Quarter 2022 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	March 31, 2022
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$6,459	$26	$—		$6,485
Municipal	—	5,681	17		5,698
Corporate - public	—	15,459	49		15,508
Corporate - privately placed	—	9,698	130		9,828
Foreign government	—	1,053	—		1,053
ABS	—	2,154	19		2,173
Total fixed income securities	6,459	34,071	215		40,745
Equity securities	4,575	367	373		5,315
Short-term investments	1,130	3,203	11		4,344
Other investments	—	34	2	$(27)	9
Other assets	4	—	77		81
Total recurring basis assets	12,168	37,675	678	(27)	50,494
Non-recurring basis	—	—	32		32
Total assets at fair value	$12,168	$37,675	$710	$(27)	$50,526
% of total assets at fair value	24.1%	74.6%	1.4%	(0.1)%	100.0%

Investments reported at NAV					1,490
Total					$52,016
Liabilities
Other liabilities	$(13)	$(28)	$—	$7	$(34)
Total recurring basis liabilities	(13)	(28)	—	7	(34)
Total liabilities at fair value	$(13)	$(28)	$—	$7	$(34)
% of total liabilities at fair value	38.2%	82.4%	—%	(20.6)%	100.0%
22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	December 31, 2021
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$6,247	$26	$—		$6,273
Municipal	—	6,375	18		6,393
Corporate - public	—	16,569	20		16,589
Corporate - privately placed	—	10,675	66		10,741
Foreign government	—	985	—		985
ABS	—	1,115	40		1,155
Total fixed income securities	6,247	35,745	144		42,136
Equity securities	6,312	400	349		7,061
Short-term investments	1,140	2,864	5		4,009
Other investments	—	34	2	$(22)	14
Other assets	1	—	65		66
Total recurring basis assets	13,700	39,043	565	(22)	53,286
Non-recurring basis	—	—	32		32
Total assets at fair value	$13,700	$39,043	$597	$(22)	$53,318
% of total assets at fair value	25.7%	73.2%	1.1%	—%	100.0%

Investments reported at NAV					1,531
Total					$54,849
Liabilities
Other liabilities	$(3)	$(12)	$—	$7	$(8)
Total recurring basis liabilities	(3)	(12)	—	7	(8)
Total liabilities at fair value	$(3)	$(12)	$—	$7	$(8)
% of total liabilities at fair value	37.5%	150.0%	—%	(87.5)%	100.0%

Quantitative information about the significant unobservable inputs used in Level 3 fair value measurements (1)
	March 31, 2021
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(435)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.83%
(1) These were included in the liabilities held for sale as of March 31, 2021
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value. These life and annuity products were included in the sales of ALIC, ALNY and certain affiliates.
As of March 31, 2022 and December 31, 2021, Level 3 fair value measurements of fixed income securities total $215 million and $144 million, respectively, and include $34 million and $41 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $15 million and $16 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
First Quarter 2022 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2022
	Balance as of December 31, 2021	Total gains (losses) included in:		Transfers						Balance as of March 31, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$—	$—	$—	$—	$—	$—	$(1)	$17
Corporate - public	20	—	(2)	—	—	35	(4)	—	—	49
Corporate - privately placed	66	—	1	—	—	63	—	—	—	130
ABS	40	1	—	—	(28)	7	—	—	(1)	19
Total fixed income securities	144	1	(1)	—	(28)	105	(4)	—	(2)	215
Equity securities	349	25	—	—	—	2	(3)	—	—	373
Short-term investments	5	—	—	—	—	6	—	—	—	11
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	65	12	—	—	—	—	—	—	—	77
Total recurring Level 3 assets	565	38	(1)	—	(28)	113	(7)	—	(2)	678
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2021
	Balance as of December 31, 2020	Total gains (losses) included in:		Transfers		Transfers to (from) held for sale					Balance as of March 31, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$—	$—	$—	$—	$—	$3	$—	$—	$(2)	$18
Corporate - public	67	1	(3)	—	—	(6)	17	(33)	—	—	43
Corporate - privately placed	63	—	(1)	10	(7)	13	27	—	—	—	105
ABS	79	—	—	—	(32)	—	59	(4)	—	—	102
Total fixed income securities	226	1	(4)	10	(39)	7	106	(37)	—	(2)	268
Equity securities	304	16	—	—	—	92	5	(7)	—	—	410
Short-term investments	35	—	—	—	—	—	—	—	—	(35)	—
Other investments	—	—	—	—	—	—	3	—	—	—	3
Assets held for sale	267	1	—	3	(8)	(99)	11	(3)	—	(2)	170
Total recurring Level 3 assets	832	18	(4)	13	(47)	—	125	(47)	—	(39)	851
Liabilities
Liabilities held for sale	(516)	55	—	—	—	—	—	—	(8)	6	(463)
Total recurring Level 3 liabilities	$(516)	$55	$—	$—	$—	$—	$—	$—	$(8)	$6	$(463)

Total Level 3 gains (losses) included in net income
	Three months ended March 31,
($ in millions)	2022	2021
Net investment income	$9	$(1)
Net gains (losses) on investments and derivatives	29	18
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three months ended March 31, 2021 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
Transfers out of Level 3 during the three months ended March 31, 2022 and 2021 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of March 31,
($ in millions)	Three months ended March 31,
	2022	2021
Assets

Fixed income securities	$—	$1
Equity securities	25	16
Other assets	12	—
Assets held for sale	—	1
Total recurring Level 3 assets	$37	$18
Liabilities
Liabilities held for sale	$—	$55
Total recurring Level 3 liabilities	—	55
Total included in net income	$37	$73

Components of net income
Net investment income	$9	$(1)
Net gains (losses) on investments and derivatives	28	18
Total included in net income	$37	$17

Assets
Corporate - public	$(2)	$(3)
Corporate - privately placed	1	(1)
Changes in unrealized net capital gains and losses reported in OCI	$(1)	$(4)

Financial instruments not carried at fair value
($ in millions)		March 31, 2022		December 31, 2021
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$855	$847	$821	$853
Bank loans	Level 3	1,520	1,567	1,574	1,634

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$54	$54	$55	$55
Long-term debt	Level 2	7,973	8,424	7,976	9,150
Liability for collateral	Level 2	1,504	1,504	1,444	1,444
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 7	Derivative Financial Instruments
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
First Quarter 2022 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

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
In connection with the sale of ALIC and certain affiliates, the sale agreement includes a provision related to contingent consideration that may be earned over a ten-year period commencing on January 1, 2026 and ending January 1, 2035. The contingent consideration is determined annually based on the average 10-year Treasury rate over the preceding 3-year period compared to a designated rate. The contingent consideration meets the definition of a derivative and is accounted for on a fair value basis with periodic changes in fair value reflected in earnings. As of March 31, 2022, the Company recorded $77 million in other assets related to this derivative. For the three months ended March 31, 2022, the Company recorded a $12 million gain in operating costs and expenses related to valuation of this contingent consideration.

26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of March 31, 2022
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	660	$—	$—	$—
Equity and index contracts
Options	Other investments	n/a	73	4	4	—
Futures	Other assets	n/a	2,075	4	4	—
Foreign currency contracts
Foreign currency forwards	Other investments	$194	n/a	10	11	(1)
Embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Contingent consideration	Other assets	250	n/a	77	77	—
Credit default contracts
Credit default swaps – buying protection	Other investments	47	n/a	(2)	—	(2)
Total asset derivatives		$1,241	2,808	$93	$96	$(3)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	47,803	$(10)	$—	$(10)
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	1,208	(3)	—	(3)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$506	n/a	14	19	(5)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	393	n/a	(20)	—	(20)
Credit default swaps – selling protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Total liability derivatives		904	49,011	(19)	$19	$(38)
Total derivatives		$2,145	51,819	$74
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
First Quarter 2022 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2021
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	1,181	$1	$1	$—
Equity and index contracts
Options	Other investments	n/a	61	5	5	—
Futures	Other assets	n/a	113	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	$2	n/a	—	—	—
Embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Contingent consideration	Other assets	250	n/a	65	65	—
Credit default contracts
Credit default swaps – buying protection	Other investments	33	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	250	n/a	6	6	—
Total asset derivatives		$1,285	1,355	$76	$77	$(1)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	36,668	$(2)	$—	$(2)
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	1,260	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$715	n/a	16	23	(7)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	70	n/a	(4)	—	(4)
Credit default swaps – selling protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Total liability derivatives		790	37,928	9	$23	$(14)
Total derivatives		$2,075	39,283	$85
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2022
Asset derivatives	$30	$(22)	$(5)	$3	$—	$3
Liability derivatives	(8)	22	(15)	(1)	—	(1)

December 31, 2021
Asset derivatives	$23	$(24)	$2	$1	$—	$1
Liability derivatives	(10)	24	(17)	(3)	—	(3)
(1)All OTC derivatives are subject to enforceable master netting agreements.
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2022
Interest rate contracts	$316	$—	$316
Equity and index contracts	3	(13)	(10)
Contingent consideration	—	12	12
Foreign currency contracts	7	—	7
Credit default contracts	(8)	—	(8)
Total	$318	$(1)	$317

Three months ended March 31, 2021
Interest rate contracts	$(1)	$—	$(1)
Equity and index contracts	(2)	16	14
Foreign currency contracts	10	—	10
Credit default contracts	4	—	4
Total	$11	$16	$27
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

OTC cash and securities collateral pledged
($ in millions)	March 31, 2022
Pledged by the Company	$2
Pledged to the Company (1)	22
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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	March 31, 2022				December 31, 2021
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	2	$401	$11	$2	1	$199	$7	$—
A	1	327	13	—	1	367	9	—
Total	3	$728	$24	$2	2	$566	$16	$—
(1)    Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)    Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	March 31, 2022
Pledged by the Company	$184
Received by the Company	—
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
First Quarter 2022 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

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

($ in millions)	March 31, 2022	December 31, 2021
Gross liability fair value of contracts containing credit-risk-contingent features	$7	$8
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(7)	(7)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$1
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

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2022
Single name
Corporate debt	$—	$—	$—	$—	$5	$5	$—
Index
Corporate debt	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$5	$5	$—

December 31, 2021
Single name
Corporate debt	$—	$—	$—	$—	$5	$5	$—
Index
Corporate debt	2	4	46	190	8	250	6
Total	$2	$4	$46	$190	$13	$255	$6
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
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges. In addition, as of March 31, 2022 and December 31, 2021, the Company holds interests of $123 million in the form of surplus notes included in other liabilities and expenses on the Statement of
Assets and Liabilities of the Reciprocal Exchanges that provide capital to the Reciprocal Exchanges and would absorb any expected losses. The Company is therefore the primary beneficiary.
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company. The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $42 million of earned premiums and $34 million of claims and claims expenses for the three months ended March 31, 2022, compared to $45 million and $38 million for the three months ended March 31, 2021, respectively.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	March 31, 2022	December 31, 2021
Assets
Fixed income securities	$324	$324
Short-term investments	16	30
Deferred policy acquisition costs	16	15
Premium installment and other receivables, net	44	42
Reinsurance recoverables, net	101	114
Other assets	66	82
Total assets	567	607
Liabilities
Reserve for property and casualty insurance claims and claims expense	225	226
Unearned premiums	165	175
Other liabilities and expenses	258	265
Total liabilities	$648	$666

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
First Quarter 2022 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

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

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Three months ended March 31,
($ in millions)	2022	2021
Balance as of January 1	$33,060	$27,610
Less recoverables (1)	(9,479)	(7,033)
Net balance as of January 1	23,581	20,577
National General acquisition as of January 4, 2021	—	1,797
Incurred claims and claims expense related to:
Current year	7,677	6,284
Prior years	145	(241)
Total incurred	7,822	6,043
Claims and claims expense paid related to:
Current year	(2,751)	(2,541)
Prior years	(4,735)	(3,731)
Total paid	(7,486)	(6,272)
Net balance as of March 31	23,917	22,145
Plus recoverables	9,074	9,269
Balance as of March 31	$32,991	$31,414
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $462 million and $590 million in the three months ended March 31, 2022 and 2021, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Three months ended March 31,
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2022	2021	2022	2021 (2) (3)	2022	2021
Auto	$151	$(17)	$(9)	$(19)	$142	$(36)
Homeowners	(3)	5	(7)	(208)	(10)	(203)
Other personal lines	(11)	—	4	(18)	(7)	(18)
Commercial lines	20	13	(1)	2	19	15
Run-off Property-Liability	1	1	—	—	1	1
Total prior year reserve reestimates	$158	$2	$(13)	$(243)	$145	$(241)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Included approximately $150 million of estimated recoveries related to Nationwide Aggregate Reinsurance Program cover for aggregate catastrophe losses occurring between April 1, 2020 and December 31, 2020, which primarily impacted homeowners reestimates.
(3)Included approximately $110 million favorable subrogation settlements arising from the Woolsey wildfire, which primarily impacted homeowners reestimates.

Note 10	Reinsurance and indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended March 31,
	2022	2021
Property and casualty insurance premiums earned	$(427)	$(508)
Accident and health insurance premiums and contract charges	(8)	(24)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and Accident, health and other policy benefits
($ in millions)	Three months ended March 31,
	2022	2021
Property and casualty insurance claims and claims expense (1) (2)	$(109)	$(1,593)
Accident, health and other policy benefits	(7)	(29)
(1)Ceded losses incurred included a reduction of $12 million and an increase of $386 million related to the Michigan Catastrophic Claims Association for the three months ended March 31, 2022 and 2021, respectively.
(2)Included approximately $955 million of ceded losses, net of approximately $75 million of reinstatement premiums, related to the Nationwide Reinsurance Program for the three months ended March 31, 2021.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	March 31, 2022	December 31, 2021
Property and casualty
Paid and due from reinsurers and indemnitors	$473	$391
Unpaid losses estimated (including IBNR)	9,074	9,479
Total property and casualty	$9,547	$9,870

Accident and health insurance	144	154
Total	$9,691	$10,024
First Quarter 2022 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended March 31,
	2022	2021
Property and casualty (1) (2)
Beginning balance	$(66)	$(59)
Increase in the provision for credit losses	—	(1)
Write-offs	—	—
Ending balance	$(66)	$(60)

Accident and health insurance
Beginning balance	$(8)	$(1)
Increase in the provision for credit losses	—	—
Write-offs	—	—
Ending balance	$(8)	$(1)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Note 11	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $12 million and $51 million during the three months ended March 31, 2022 and 2021, respectively.
Restructuring expenses during the first quarter 2022 are primarily due to the future work environment. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Future work environment
($ in millions)
Expected program charges	$110
2021 expenses	(131)
2022 expenses	(10)
Change in estimated program costs	47
Remaining program charges	$16
These charges are primarily recorded in the Allstate Protection segment. Exit costs of this program reflect real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated. The Company expects that the majority of these actions will be completed in 2022.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2021	$14	$7	$21
Expense incurred	—	12	12
Payments and non-cash charges	(6)	(12)	(18)
Restructuring liability as of March 31, 2022	$8	$7	$15
As of March 31, 2022, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $15 million for employee costs and $135 million for exit costs.

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
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The aggregate liability balance related to all guarantees was not material as of March 31, 2022.
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
First Quarter 2022 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $142 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
Due to the complexity and scope of the matters disclosed in the “Claims related proceedings” and “Other proceedings” subsections below and the many uncertainties that exist, the ultimate outcome of these matters cannot be predicted and in the Company’s judgment, a loss, in excess of amounts accrued, if any, is not probable. In the event of an unfavorable outcome in one or more of these matters, the ultimate
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material effect on the financial position of the Company.
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
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio, filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio, filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio, filed March 2020); Ferguson-Luke et al. v. Allstate Property and Casualty Insurance Company (N.D. Ohio, filed April 2020); Clark v. Allstate Vehicle and Property Insurance Company (Circuit Court of Independence Co., Ark., filed February 2016); and Mitchell, et al. v. Allstate Vehicle and Property Insurance Company, et al. (S.D. Ala., filed August 2021). No classes have been certified in any of these matters. A settlement has been preliminarily approved by the court in Huey v. Allstate Vehicle and Property Insurance Company (N.D. Miss., filed October 2019), and a settlement-in-principle has been reached in Thaxton v. Allstate Indemnity Company (Madison Co., Ill., filed July 2020); and Hester v. Allstate Vehicle and Property Insurance Company (St. Clair Co., Ill., filed June 2020).
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
The following cases are currently pending against the Company: Olberg v. Allstate Insurance Company, Allstate Fire and Casualty Insurance Company, and CCC Information Services, Inc. (W.D. Wash., filed April 2018); Bloomgarden v. Allstate Fire and Casualty Insurance Company (S.D. Fla., filed July 2018, dismissed August 2019, refiled on September 2019, remanded to 17th Judicial Circuit, Broward Co. October 2020); Erby v. Allstate Fire and Casualty Insurance Company (E.D. Pa., filed October 2018); Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D.N.Y., filed December 2018); Durgin v. Allstate Property and Casualty Insurance Company (W.D. La., filed June 2019); Williams v. Esurance Property and Casualty Insurance Company (C.D. Cal., filed September 2020); Cotton v. Allstate Fire and Casualty Insurance Company (Cir. Ct. of Cook Co. Ill., Chancery Div., filed October 2020); Romaniak v. Esurance Property and Casualty Insurance Company (N.D. Ohio, filed December 2020); Rawlins v. Esurance Property and Casualty Insurance Company (E.D. Mo., filed February 2021); Bass v. Imperial Fire and Casualty Insurance Company (W.D. La., filed February 2022); Fox v. Allstate Insurance Company (S.D.N.Y., filed February 2022); Cummings v. Allstate Property and Casualty Insurance Company (M.D. La., filed April 2022).
None of the courts in any of the pending matters has ruled on class certification.
Other proceedings The Company is defending against an investigatory hearing before the California Insurance Commissioner concerning the private passenger automobile insurance rating practices of Allstate Insurance Company and Allstate Indemnity Company in California. The investigatory hearing is captioned: In the Matter of the Rating Practices of Allstate Insurance Company and Allstate Indemnity Company. Pursuant to the Notice of Hearing issued by the California Insurance Commissioner, the California Insurance Commissioner is investigating: (1) whether Allstate has potentially violated California insurance law by using illegal price optimization; (2) how Allstate implemented any such potentially illegal price optimization in its private passenger auto insurance rates and/or class plans; and (3) how such potentially illegal price optimization impacted Allstate’s private passenger auto insurance policyholders. Fact discovery has been completed in the investigatory hearing and an administrative hearing is scheduled to begin on November 9, 2022.
The stockholder derivative actions described below are disclosed pursuant to SEC disclosure requirements for these types of matters. The class action alleging violations of the federal securities laws is disclosed because it involves similar allegations to those made in the stockholder derivative actions.
First Quarter 2022 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Biefeldt / IBEW Consolidated Action. Two separately filed stockholder derivative actions have been consolidated into a single proceeding that is pending in the Circuit Court for Cook County, Illinois, Chancery Division. The original complaint in the first-filed of those actions, Biefeldt v. Wilson, et al., was filed on August 3, 2017, in that court by a plaintiff alleging that she is a stockholder of the Company. On June 29, 2018, the court granted defendants’ motion to dismiss that complaint for failure to make a pre-suit demand on the Allstate Board but granted plaintiff permission to file an amended complaint. The original complaint in IBEW Local No. 98 Pension Fund v. Wilson, et al., was filed on April 12, 2018, in the same court by another plaintiff alleging to be a stockholder of the Company. After the court issued its dismissal decision in the Biefeldt action, plaintiffs agreed to consolidate the two actions and filed a consolidated amended complaint naming as defendants the Company’s chairman, president and chief executive officer, its former president, and certain present or former members of the Allstate Board. In that complaint, plaintiffs allege that the director and officer defendants breached their fiduciary duties to the Company in connection with allegedly material misstatements or omissions concerning the Company’s automobile insurance claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015. The factual allegations are substantially similar to those at issue in In re The Allstate Corp. Securities Litigation. Plaintiffs further allege that a senior officer and several outside directors engaged in stock option exercises allegedly while in possession of material nonpublic information. Plaintiffs seek, on behalf of the Company, an unspecified amount of damages and various forms of equitable relief. Defendants moved to dismiss the consolidated complaint on September 24, 2018 for failure to make a demand on the Allstate Board. On May 14, 2019, the court granted defendants’ motion to dismiss the complaint, but allowed plaintiffs leave to file a second consolidated amended complaint which they filed on September 17, 2019. Defendants moved to dismiss the complaint on November 1, 2019 for failure to make a demand on the Allstate Board. The court subsequently requested supplemental briefing on the motion which concluded on February 1, 2021. On February 24, 2021, the court dismissed the second amended consolidated complaint with prejudice. Plaintiffs appealed and the court held a hearing on February 8, 2022. On February 25, 2022 the court issued its opinion and judgment affirming the trial court’s dismissal with prejudice. The time for further appeals has passed so this matter is concluded.
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
The complaint alleges breaches of fiduciary duty based on allegations similar to those asserted in In re The Allstate Corp. Securities Litigation as well as state law “misappropriation” claims based on stock option transactions by the Company’s chairman, president and chief executive officer, its former vice chairman, and certain members of the board of directors. Defendants moved to dismiss and/or stay the complaint on August 7, 2018. On December 4, 2018, the court granted defendants’ motion and stayed the case pending the final resolution of the consolidated Biefeldt/IBEW matter. On March 14, 2022, on the parties’ stipulation, the court dismissed this matter with prejudice. This matter is concluded.
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
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The petition was denied on January 28, 2021. Defendants moved for summary judgment on March 23, 2022. Briefing on the motion is to conclude in early June 2022.
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

Note 13	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended March 31,
($ in millions)	2022	2021
Pension benefits
Service cost	$29	$26
Interest cost	46	46
Expected return on plan assets	(110)	(117)
Amortization of prior service credit	(13)	(13)
Costs and expenses	(48)	(58)
Remeasurement of projected benefit obligation	(752)	(512)
Remeasurement of plan assets	529	221
Remeasurement (gains) losses	(223)	(291)
Pension net benefit	$(271)	$(349)

Postretirement benefits
Service cost	$—	$—
Interest cost	2	2
Amortization of prior service credit	(6)	(6)
Costs and expenses	(4)	(4)
Remeasurement of projected benefit obligation	(24)	(19)
Remeasurement of plan assets	—	—
Remeasurement (gains) losses	(24)	(19)
Postretirement net benefit	$(28)	$(23)

Pension and postretirement benefits
Costs and expenses	$(52)	$(62)
Remeasurement (gains) losses	(247)	(310)
Total net benefit	$(299)	$(372)
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
First Quarter 2022 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Pension and postretirement benefits remeasurement gains and losses
	Three months ended March 31,
($ in millions)	2022	2021
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$(585)	$(417)
Other assumptions	(191)	(114)
Remeasurement of plan assets (gains) losses	529	221
Remeasurement (gains) losses	$(247)	$(310)
Remeasurement gains for the first quarter of 2022 primarily related to an increase in the liability discount rate and changes in other assumptions, partially offset by unfavorable asset performance compared to the expected return on plan assets.
The weighted average discount rate used to measure the benefit obligation increased to 3.97% at March 31, 2022 compared to 2.93% at December 31, 2021 resulting in gains for the first quarter of 2022.
Remeasurement gains for other assumptions in the first quarter of 2022 are primarily related to an increase in the long-term lump sum interest rate.
For the first quarter of 2022, the actual return on plan assets was lower than the expected return due to higher interest rates, widening credit spreads and weak equity market performance.

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $21 million and $14 million related to mergers and exchanges completed with equity securities, and limited partnerships, and modifications of other investments for the three months ended March 31, 2022 and 2021, respectively.
Non-cash financing activities include $60 million and $50 million related to the issuance of Allstate common shares for vested equity awards for the three months ended March 31, 2022 and 2021, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $43 million and $46 million for the three months ended March 31, 2022 and 2021, respectively. Non-cash operating activities include $8 million and $103 million related to right-of-use assets obtained in exchange for lease obligations for the three months ended March 31, 2022 and 2021, respectively.
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

($ in millions)	Three months ended March 31,
	2022	2021
Net change in proceeds managed
Net change in short-term investments	$(63)	$(183)
Operating cash flow (used)	(63)	(183)
Net change in cash	3	1
Net change in proceeds managed	$(60)	$(182)

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of period	$(1,444)	$(914)
Liabilities for collateral, end of period	(1,504)	(1,096)
Operating cash flow provided	$60	$182
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 15	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended March 31,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(2,149)	$459	$(1,690)	$(1,718)	$364	$(1,354)
Less: reclassification adjustment of realized capital gains and losses	(123)	26	(97)	185	(39)	146
Unrealized net capital gains and losses	(2,026)	433	(1,593)	(1,903)	403	(1,500)
Unrealized foreign currency translation adjustments	—	—	—	43	(9)	34
Unamortized pension and other postretirement prior service credit (1)	(19)	4	(15)	(19)	4	(15)
Other comprehensive (loss) income	$(2,045)	$437	$(1,608)	$(1,879)	$398	$(1,481)
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
First Quarter 2022 Form 10-Q 41

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2022, the related condensed consolidated statements of operations, comprehensive income and shareholders’ equity for the three month periods ended March 31, 2022 and 2021, and cash flows for the three month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
May 4, 2022
42 www.allstate.com

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and related notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation annual report on Form 10-K for 2021, filed February 18, 2022.
Further analysis of our insurance segments is provided in the Property-Liability Operations and Segment Results sections, including Allstate Protection and Run-off Property-Liability, Protection Services and Allstate Health and Benefits, of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which the chief operating decision maker reviews financial performance and makes decisions about the allocation of resources.
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have generally moderated, with periodic changes in response to local conditions. There is no way of predicting with certainty how long the pandemic might last. We continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to our operations, but the effects have been and could be material.
Certain growth and profitability comparisons to the prior year were impacted, in part, by the effects the Coronavirus had on our prior year results. Beginning in March 2020, when shelter-in-place orders and other restrictions were initiated, and throughout 2021, we experienced lower accident claim frequency and different claim patterns than historically experienced. Claim frequency has increased through the first quarter of 2022 and during 2021, but remains below pre-pandemic levels.
The Coronavirus has affected our operations and may continue to significantly affect our results of operations, financial condition and liquidity. The impact from the pandemic should be considered when comparing the current period to the prior period, including:
•Sales of new and retention of existing policies
•Rate increases and average gross premiums
•Premium for transportation network products
•Driving behavior and auto accident frequency
•Supply chain disruptions and labor shortages increasing the cost of settling claims
•Hospital and outpatient claim costs
•Investment valuations and returns
•Bad debt and credit allowance exposure
•Consumer utilization of Milewise®, our pay-per-mile insurance product
•Retail sales in Allstate Protection Plans
This list is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to the impacts of the Coronavirus on our 2022 results.
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
In the personal property-liability businesses this has five key components:
•Expanding customer access
•Improving customer value
•Increasing customer acquisition sophistication
•Modernizing the technology ecosystem
•Enhancing organizational capabilities
The protection businesses are being expanded by leveraging enterprise capabilities and resources such as distribution, brand, analytics, claims, investment expertise, talent and capital.
Acquisitions and Dispositions
Acquisitions On January 4, 2021, we completed the acquisition of National General Holdings Corp. (“National General”), significantly enhancing our strategic position in the independent agency channel. The transaction increased our market share in personal property-liability by over one percentage point and enhanced our independent agent-facing technology.
Discontinued operations and held for sale On October 1, 2021, we closed the sale of Allstate Life Insurance Company of New York (“ALNY”) to Wilton Reassurance Company for $400 million. On November 1, 2021, we closed the sale of Allstate Life Insurance Company (“ALIC”) and certain affiliates to entities managed by Blackstone for total proceeds of $4 billion, including a pre-close dividend of $1.25 billion paid by ALIC.
In 2021 and prior periods, the assets and liabilities of the business were reclassified as held for sale and results were presented as discontinued operations.
First Quarter 2022 Form 10-Q 43

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
Adjusted net income is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives
•	Pension and other postretirement remeasurement gains and losses
•	Business combination expenses and the amortization or impairment of purchased intangibles
•	Income or loss from discontinued operations
•	Gain or loss on disposition of operations
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items

44 www.allstate.com

Highlights

Consolidated net income
($ in millions)

Consolidated net income applicable to common shareholders was $630 million in the first quarter of 2022 compared to a loss of $1.41 billion in the same period of 2021 primarily due to a loss from discontinued operations in 2021, partially offset by lower Allstate Protection underwriting income and equity valuation decreases.
For the twelve months ended March 31, 2022, return on Allstate common shareholders’ equity was 15.4%, an increase of 0.3 points from 15.1% for the twelve months ended March 31, 2021.

Total revenue
( ($ in millions)

Total revenue decreased 0.9% to $12.34 billion in the first quarter of 2022 compared to the same period of 2021, driven by net losses on investments and derivatives in 2022 compared to net gains in 2021, decreases in net investment income, offset by a 6.5% increase in property and casualty insurance premiums earned.
Insurance premiums earned increased in Property-Liability and Protection Services.

Net investment income
($ in millions)

Net investment income decreased $114 million to $594 million in the first quarter of 2022 compared to the same period of 2021, primarily due to lower performance-based investment results, mainly from limited partnerships, and lower market-based fixed income portfolio yields.

Financial highlights
Investments totaled $61.77 billion as of March 31, 2022, decreasing from $64.70 billion as of December 31, 2021.
Allstate shareholders’ equity As of March 31, 2022, Allstate shareholders’ equity was $23.21 billion.
Book value per common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $75.95, a decrease of 6.3% from $81.08 as of March 31, 2021, and a decrease of 6.8% from $81.52 as of December 31, 2021.

Return on average Allstate common shareholders’ equity For the twelve months ended March 31, 2022, return on Allstate common shareholders’ equity was 15.4%, an increase of 0.3 points from 15.1% for the twelve months ended March 31, 2021. The increase was primarily due to a decrease in average Allstate common shareholders’ equity.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement gains of $247 million in the first quarter of 2022 primarily related to an increase in the liability discount rate and changes in other assumptions, partially offset by unfavorable asset performance compared to the expected return on plan assets.
First Quarter 2022 Form 10-Q 45

Summarized consolidated financial results

	Three months ended March 31,
($ in millions)	2022	2021
Revenues
Property and casualty insurance premiums	$10,981	$10,307
Accident and health insurance premiums and contract charges	469	455
Other revenue	560	555
Net investment income	594	708
Net gains (losses) on investments and derivatives	(267)	426
Total revenues	12,337	12,451

Costs and expenses
Property and casualty insurance claims and claims expense	(7,822)	(6,043)
Accident, health and other policy benefits	(269)	(242)
Amortization of deferred policy acquisition costs	(1,612)	(1,523)
Operating, restructuring and interest expenses	(1,997)	(1,868)
Pension and other postretirement remeasurement gains (losses)	247	310
Amortization of purchased intangibles	(87)	(53)
Total costs and expenses	(11,540)	(9,419)

Income from operations before income tax expense	797	3,032

Income tax expense	(151)	(626)

Net income from continuing operations	646	2,406

Income (loss) from discontinued operations, net of tax	—	(3,793)

Net income (loss)	646	(1,387)

Less: Net loss attributable to noncontrolling interest	(10)	(6)

Net income (loss) attributable to Allstate	656	(1,381)

Preferred stock dividends	(26)	(27)

Net income (loss) applicable to common shareholders	$630	$(1,408)
Segment highlights
Allstate Protection underwriting income was $282 million in the first quarter of 2022, compared to underwriting income of $1.66 billion in the first quarter of 2021 primarily due to higher auto non-catastrophe losses, partially offset by increased premiums.
Catastrophe losses were $462 million in the first quarter of 2022 compared to $590 million in the first quarter of 2021.
Premiums written increased 10.2% to $10.76 billion in the first quarter of 2022 compared to the same period of 2021, reflecting higher premiums in both Allstate and National General brands.
Protection Services adjusted net income was $53 million in the first quarter of 2022 compared to $49 million in the first quarter of 2021. The increase was primarily due to restructuring charges in 2021 and higher revenue in Allstate Identity Protection, partially offset by higher operating costs at Allstate Protection Plans and Arity and higher severity and rescue volumes in Allstate Roadside.
Premiums and other revenue increased 15.2% or $76 million in the first quarter of 2022 compared to the same period of 2021, primarily due to Allstate Protection Plan’s growth through its U.S. retail and international channels.
Allstate Health and Benefits adjusted net income was $53 million in the first quarter of 2022 compared to $65 million in the first quarter of 2021, primarily due to increases in individual and group health claims and favorable reserve reestimates in the prior year for group health, partially offset by lower employer voluntary benefits claim utilization.
Premiums and contract charges increased 3.1% to $469 million in the first quarter of 2022 compared to the same period of 2021, primarily due to growth in group health.

46 www.allstate.com

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
•Expense ratio: the ratio of amortization of DAC, operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges and Shelter-in-Place Payback expense, less other revenue to premiums earned.
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
•Implemented rate changes: Represents the impact in the locations (U.S. states, the District of Columbia or Canadian provinces) where rate changes were implemented during the period as a percentage of total brand prior year-end premiums written.
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
•Report year incurred claim severity is calculated by dividing the sum of recorded estimated incurred losses and allocated loss adjustment expenses, excluding catastrophes, by the reported notice counts during that report year. Report year incurred claim severity does not include incurred but not reported (“IBNR”) losses or benefits from subrogation and salvage.
•Paid claim severity is calculated by dividing the sum of paid losses and loss expenses by claims closed with a payment during the period.
•Percent change in frequency or paid claim severity statistics is calculated as the amount of increase or decrease in gross claim frequency or paid claim severity in the current period compared to the
First Quarter 2022 Form 10-Q 47

Property-Liability Operations
same period in the prior year, divided by the prior year gross claim frequency or paid claim severity.
•Percent change in report year incurred claim severity statistic is calculated as the amount of increase or decrease in report year incurred claim severity recorded in the year-to-date period divided by the current estimate of the prior report year incurred claim severity.

Underwriting results
	Three months ended March 31,
($ in millions, except ratios)	2022	2021
Premiums written	$10,761	$9,768
Premiums earned	$10,498	$9,896
Other revenue	347	385
Claims and claims expense	(7,702)	(5,945)
Amortization of DAC	(1,348)	(1,303)
Other costs and expenses	(1,445)	(1,325)
Restructuring and related charges (1)	(12)	(32)
Amortization of purchased intangibles	(58)	(19)
Underwriting (loss) income	$280	$1,657

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$475	$833
Catastrophe reserve reestimates (2)	(13)	(243)
Total catastrophe losses	$462	$590

Non-catastrophe reserve reestimates (2)	158	2
Prior year reserve reestimates (2)	145	(241)

GAAP operating ratios
Loss ratio	73.3	60.1
Expense ratio (3)	24.0	23.2
Combined ratio	97.3	83.3
Effect of catastrophe losses on combined ratio	4.4	6.0
Effect of prior year reserve reestimates on combined ratio	1.4	(2.4)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	(2.5)
Effect of restructuring and related charges on combined ratio (1)	0.1	0.3
Effect of amortization of purchased intangibles on combined ratio	0.5	0.1
Effect of Run-off Property-Liability business on combined ratio	—	0.1
(1)Restructuring and related charges for the first quarter of 2022 primarily related to future work environment. See Note 11 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
48 www.allstate.com

Allstate Protection Segment Results
Allstate Protection Segment

Underwriting results
	Three months ended March 31,
($ in millions)	2022	2021
Premiums written	$10,761	$9,768
Premiums earned	$10,498	$9,896
Other revenue	347	385
Claims and claims expense	(7,701)	(5,944)
Amortization of DAC	(1,348)	(1,303)
Other costs and expenses	(1,444)	(1,323)
Restructuring and related charges	(12)	(32)
Amortization of purchased intangibles	(58)	(19)
Underwriting income	$282	$1,660
Catastrophe losses	$462	$590
Underwriting income was $282 million in the first quarter of 2022 compared to underwriting income of $1.66 billion in the first quarter of 2021 primarily due to higher auto non-catastrophe losses, partially offset by increased premiums.

Change in underwriting results from the prior period
($ in millions)

Underwriting income (loss) by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2022	2021	2022	2021	2022	2021
Three months ended March 31,
Auto (1)	$(137)	$1,203	$(10)	$124	$(147)	$1,327
Homeowners (2)	368	262	42	6	410	268
Other personal lines	18	25	—	8	18	33
Commercial lines	(19)	(2)	(3)	—	(22)	(2)
Other business lines (3)	21	27	—	—	21	27
Answer Financial	—	—	—	—	2	7
Total	$251	$1,515	$29	$138	$282	$1,660
(1)2021 results include certain National General commercial lines insurance products.
(2)2021 results include National General packaged policies, which include auto, and commercial lines insurance products.
(3)Other business lines includes revenue and direct operating expenses for distribution of non-proprietary life and annuity products.

First Quarter 2022 Form 10-Q 49

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

Premiums written by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2022	2021	2022	2021	2022	2021
Three months ended March 31,
Auto	$6,308	$6,060	$1,254	$952	$7,562	$7,012
Homeowners	2,020	1,727	381	356	2,401	2,083
Other personal lines	469	437	35	39	504	476
Commercial lines	238	197	56	—	294	197
Total premiums written	$9,035	$8,421	$1,726	$1,347	$10,761	$9,768

Premiums earned by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2022	2021	2022	2021	2022	2021
Three months ended March 31,
Auto	$6,073	$6,014	$1,008	$795	$7,081	$6,809
Homeowners	2,210	2,008	393	384	2,603	2,392
Other personal lines	496	469	35	36	531	505
Commercial lines	232	190	51	—	283	190
Total premiums earned	$9,011	$8,681	$1,487	$1,215	$10,498	$9,896

Reconciliation of premiums written to premiums earned
	Three months ended March 31,
($ in millions)	2022	2021
Total premiums written	$10,761	$9,768
(Increase) decrease in unearned premiums	(258)	(280)
Other	(5)	408
Total premiums earned	$10,498	$9,896

Policies in force by brand and by line of business
	Allstate brand		National General		Allstate Protection
PIF (thousands)	2022	2021	2022	2021	2022	2021
Auto	21,968	21,824	4,103	3,629	26,071	25,453
Homeowners	6,536	6,427	629	663	7,165	7,090
Other personal lines	4,609	4,483	285	291	4,894	4,774
Commercial lines	208	214	104	111	312	325
Total	33,321	32,948	5,121	4,694	38,442	37,642

50 www.allstate.com

Allstate Protection Segment Results
Auto insurance premiums written increased 7.8% or $550 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to the following factors:
•Increased new issued applications driven by direct channel, including the acquisition of SafeAuto, and growth in the independent agency channel
•Increased average premiums driven by rate increases. In the three months ended March 31, 2022, rate increases of 9.3% were taken for Allstate brand in 28 locations, resulting in total Allstate brand insurance premium impact of 3.6% and 4.6% were taken for National General brand in 24 locations, resulting in total National General brand insurance premium impact of 1.9%, to improve underwriting results given the higher inflationary trends adversely impacting loss costs
•Renewal ratio increased 0.8 points in the first quarter of 2022 compared to first quarter of 2021. The impact of the ongoing rate actions may have an adverse effect on the renewal ratio in future periods
•PIF increased 2.4% or 618 thousand to 26,071 thousand as of March 31, 2022 compared to March 31, 2021 due to growth in National General, including SafeAuto acquisition, and Allstate brand

Auto premium measures and statistics
	Three months ended March 31,
	2022	2021	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	964	929	3.8%
National General	718	542	32.5%
Total new issued applications	1,682	1,471	14.3%

Allstate Protection by channel
Exclusive agency channel	599	613	(2.3)%
Direct channel	631	455	38.7%
Independent agency channel	452	403	12.2%
Total new issued applications	1,682	1,471	14.3%

Allstate brand average premium	$626	$607	3.1%
Allstate brand renewal ratio (%)	87.5	86.7	0.8
Homeowners insurance premiums written increased 15.3% or $318 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to the following factors:
•Higher Allstate brand average premiums from approved rate increases and inflation adjustments to premium due to higher insured home valuations
•Increased new issued applications in the Allstate brand driven by higher quote volumes and improved close rates

Homeowners premium measures and statistics
	Three months ended March 31,
	2022	2021	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	235	220	6.8%
National General	27	22	22.7%
Total new issued applications	262	242	8.3%

Allstate Protection by channel
Exclusive agency channel	201	195	3.1%
Direct channel	23	16	43.8%
Independent agency channel	38	31	22.6%
Total new issued applications	262	242	8.3%

Allstate brand average premium	$1,554	$1,360	14.3%
Allstate brand renewal ratio (%)	86.2	87.0	(0.8)
Other personal lines premiums written increased 5.9% or $28 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to increases in condominiums, personal umbrella and landlords premiums for Allstate brand.
Commercial lines premiums written increased 49.2% or $97 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to increased average premium and higher miles driven in our shared economy business.
First Quarter 2022 Form 10-Q 51

Segment Results Allstate Protection
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2022	2021	2022	2021	2022	2021
Three months ended March 31,
Auto	77.6	57.2	24.5	23.3	102.1	80.5
Homeowners	60.4	64.9	23.8	23.9	84.2	88.8
Other personal lines	72.1	68.1	24.5	25.4	96.6	93.5
Commercial lines	87.3	78.4	20.5	22.7	107.8	101.1

Total	73.3	60.0	24.0	23.2	97.3	83.2
Impact of amortization of purchased intangibles	—	—	0.5	0.1	0.5	0.1
Impact of restructuring and related charges	—	—	0.1	0.3	0.1	0.3
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2022	2021	2022	2021	2022	2021	2022	2021
Three months ended March 31,
Auto	77.6	57.2	0.6	0.4	2.0	(0.5)	(0.1)	(0.3)
Homeowners	60.4	64.9	14.8	20.7	(0.4)	(8.5)	(0.3)	(8.7)
Other personal lines	72.1	68.1	6.4	11.5	(1.3)	(3.6)	0.8	(3.6)
Commercial lines	87.3	78.4	—	4.2	6.7	7.9	(0.4)	1.0
Total	73.3	60.0	4.4	6.0	1.4	(2.5)	(0.1)	(2.5)
(1) The ten-year average effect of catastrophe losses on the total combined ratio was 6.1 points in the first quarter of 2022.
Auto loss ratio increased 20.4 points in the first quarter of 2022 compared to the same period of 2021, primarily due to:
•Higher gross claim frequency in all coverages, as miles driven has rebounded toward pre-pandemic levels
•While frequency increased relative to the prior year quarter, it remains below pre-pandemic levels
•Increased severity for all coverages, driven by inflationary pressures and medical service utilization for bodily injury claims
•Unfavorable non-catastrophe prior year reserve reestimates
The impacts of the Coronavirus affect frequency and severity statistics including:
•Shelter-in-place and travel restrictions, which moderated in 2021 as vaccines became more widely available in the US and Canada
•Unemployment levels
•Changes in commuting activity
•Supply chain disruptions and labor shortages
•Driving behavior (e.g., speed, time of day) impacting mix of claim types
•Value of total losses due to higher used car prices
•Labor and part cost increases
Property damage gross claim frequency for Allstate brand increased 18.4% in the first quarter of
2022 compared to the same period of 2021 due to factors including:
•Increases in miles driven compared to 2021 which was impacted by the continuation of shelter-in-place restrictions due to the Coronavirus
•While gross claim frequency has rebounded from the low in 2020, it is 15.6% below pre-pandemic levels of 2019 as auto miles driven, particularly during peak commuting hours, remains lower than pre-pandemic levels
Property damage estimated report year 2022 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased approximately 11% compared to report year 2021. The current 2021 estimated report year incurred claim severity increased approximately 9% compared to 2020. The increases are due to rising inflationary factors that began in the second quarter of 2021 impacting both repairable vehicles and total losses, including higher used car values, replacement part costs and labor rates, and higher costs to repair more sophisticated newer model vehicles.
Bodily injury estimated report year 2022 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased approximately 8% compared to report year 2021. The current 2021 estimated report year incurred claim severity increased approximately 5% compared to 2020. The increases are due to higher consumption of medical treatment, increased severity
52 www.allstate.com

Allstate Protection Segment Results
of claims with attorney representation and higher medical care inflation.
Homeowners loss ratio decreased 4.5 points in the first quarter of 2022 compared to the same period of 2021, primarily due to increased premiums earned and lower catastrophe losses, partially offset by higher severity.

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)
Three months ended March 31, 2022
Gross claim frequency	(4.6)%
Paid claim severity	25.4
Gross claim frequency decreased in the first three months of 2022 compared to the same period of 2021 primarily due to declines in wind/hail and water perils. Paid claim severity increased in the first quarter of 2022 compared to the same period of 2021 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 4.0 points in the first quarter of 2022 compared to the same period of 2021, primarily due to higher non-catastrophe losses, partially offset by increased premiums earned.
Commercial lines loss ratio increased 8.9 points in the first quarter of 2022 compared to the same period of 2021 due to higher auto frequency and severity and higher unfavorable non-catastrophe prior year reserve reestimates in the shared economy business, partially offset by increased premiums earned.

Catastrophe losses decreased 21.7% or $128 million in the first quarter of 2022 compared to the prior year due to lower losses which was partially offset by the absence of reinsurance recoveries in 2022. Reinsurance recoveries in 2021 related to the Nationwide Aggregate Reinsurance Program for aggregate catastrophe losses occurring between April 1, 2020 and December 31, 2020, which primarily impacted homeowners reestimates.
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

Catastrophe losses by the type of event
	Three months ended March 31,
($ in millions)	Number of events	2022	Number of events	2021
Tornadoes	1	$91	1	$13
Wind/Hail	14	365	11	277
Freeze/other events	1	19	1	586
Prior year reserve reestimates		(13)		(91)
Prior year aggregate reinsurance recoveries		—		(152)
Current year aggregate reinsurance recoveries		—		(43)
Total catastrophe losses	16	$462	13	$590
First Quarter 2022 Form 10-Q 53

Segment Results Allstate Protection
Catastrophe reinsurance Our current catastrophe reinsurance program supports our risk tolerance framework that targets less than a 1% likelihood of annual aggregate catastrophe losses from hurricanes earthquakes and wildfires, net of reinsurance, exceeding $2.5 billion. We have completed the placement of our 2022-2023 Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”).
Similar to our 2021 program, our 2022 program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes and earthquakes.
The Nationwide Program provides coverage up to $6.61 billion of losses less a $500 million retention, and is subject to the percentage of reinsurance placed in each of its agreements. Property business in the state of Florida is excluded from this program. Separate reinsurance agreements address the distinct needs of separately capitalized legal entities.
The Nationwide Program includes reinsurance agreements with both the traditional and Insurance - Linked securities markets as described below:
•The traditional market multi-year placements provide limits totaling $3.89 billion for catastrophe events arising out of multiple perils and are comprised of the following:
–$3.56 billion of placed limits attaching at $500 million, exhausting at $3.75 billion, with a 5% co-participation. Coverage is provided in four contracts with one annual reinstatement of limits. 31.7% of the first $250 million in excess of $500 million is retained by Allstate.
–$331 million of placed limits in excess of a $3.75 billion retention, with a 5% co-participation. Coverage is provided in two contracts, with one reinstatement of limits over each contract’s eight-year term.
•Insurance - Linked securities multi-year placements provide $1.45 billion of placed limits, with no reinstatement of limits, and are comprised of the following:
–Four contracts providing occurrence coverage of $850 million of placed limits, reinsuring losses in all states except Florida caused by named storms, earthquakes and fire following earthquakes, severe weather, wildfires, and other naturally occurring or man-made events determined to be a catastrophe by the Company.
–Three contracts providing occurrence and aggregate coverage of $425 million of placed limits, also provide that for each annual period beginning April 1, Allstate declared catastrophes to personal lines property and automobile business can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limits. Recoveries are limited to our ultimate net loss from the reinsured event.
–One contract, providing aggregate coverage of $175 million of placed limits.
•Traditional single-year placements provide $640 million of placed limits, filling capacity around the traditional market and Insurance-Linked securities multi-year placements:
–Three contracts providing $465 million of placed limits between $5.94 billion and $6.61 billion of loss, with no reinstatement of limits.
–Two contracts providing $175 million of placed limits between $3.75 billion and $5.94 billion of loss, with no reinstatement limits.
The Kentucky earthquake agreement comprises a three-year term contract that reinsures personal lines property losses caused by earthquakes and fire following earthquakes in Kentucky and provides $28 million of limits, 95% placed, in excess of a $2 million retention.
The Florida Excess Catastrophe Program, National General Lender Services Program and National General Reciprocal Excess Catastrophe Program will be completed in the second quarter of 2022.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the first quarter of 2022 was $144 million compared to $113 million in the first quarter of 2021. Catastrophe placement premiums reduce net written and earned premium with approximately 74% related to homeowners.
Reserve reestimates were $144 million unfavorable in the first quarter of 2022 primarily due to strengthening of non-catastrophe reserves in auto and commercial lines, partially offset by favorable reserve reestimates in other personal lines and catastrophes.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 9 of the condensed consolidated financial statements.
54 www.allstate.com

Allstate Protection Segment Results

Reserve reestimates
	Three months ended March 31,
	Reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2022	2021	2022	2021
Auto	$142	$(36)	1.4	(0.4)
Homeowners	(10)	(203)	(0.1)	(2.1)
Other personal lines	(7)	(18)	(0.1)	(0.2)
Commercial lines	19	15	0.2	0.2
Total Allstate Protection	$144	$(242)	1.4	(2.5)

Allstate brand	$148	$(228)	1.4	(2.4)
National General	(4)	(14)	—	(0.1)
Total Allstate Protection	$144	$(242)	1.4	(2.5)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.
Expense ratio increased 0.8 points in the first quarter of 2022 compared to the first quarter of 2021 primarily due to higher operating costs and amortization of intangibles, partially offset by lower impact of amortization of DAC. Higher operating costs primarily related to employee-related costs and agent compensation.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
($ in millions, except ratios)	2022	2021	Change
Amortization of DAC	$1,348	$1,303	$45
Advertising expense	343	312	31
Amortization of purchased intangibles	58	19	39
Other costs and expenses, net of other revenue	754	626	128
Restructuring and related charges	12	32	(20)
Total underwriting expenses	$2,515	$2,292	$223

Premiums earned	$10,498	$9,896	$602

Expense ratio
Amortization of DAC	12.9	13.2	(0.3)
Advertising expense	3.3	3.2	0.1
Other costs and expenses	7.2	6.4	0.8
Subtotal	23.4	22.8	0.6
Amortization of purchased intangibles	0.5	0.1	0.4
Restructuring and related charges	0.1	0.3	(0.2)
Total expense ratio	24.0	23.2	0.8
First Quarter 2022 Form 10-Q 55

Segment Results Run-off Property-Liability
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended March 31,
	2022	2021
Claims and claims expense	$(1)	$(1)
Operating costs and expenses	(1)	(2)
Underwriting loss	$(2)	$(3)

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	March 31, 2022	December 31, 2021
Asbestos claims
Gross reserves	$1,197	$1,210
Reinsurance	(377)	(382)
Net reserves	820	828
Environmental claims
Gross reserves	270	273
Reinsurance	(47)	(47)
Net reserves	223	226
Other run-off claims
Gross reserves	425	433
Reinsurance	(64)	(66)
Net reserves	361	367
Total
Gross reserves	1,892	1,916
Reinsurance	(488)	(495)
Net reserves	$1,404	$1,421

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	March 31, 2022	December 31, 2021
Direct excess commercial insurance
Gross reserves	$1,032	$1,050
Reinsurance	(356)	(363)
Net reserves	676	687
Assumed reinsurance coverage
Gross reserves	611	617
Reinsurance	(55)	(56)
Net reserves	556	561
Direct primary commercial insurance
Gross reserves	168	168
Reinsurance	(76)	(75)
Net reserves	92	93
Other run-off business
Gross reserves	1	1
Reinsurance	—	—
Net reserves	1	1
Unallocated loss adjustment expenses
Gross reserves	80	80
Reinsurance	(1)	(1)
Net reserves	79	79
Total
Gross reserves	1,892	1,916
Reinsurance	(488)	(495)
Net reserves	$1,404	$1,421
56 www.allstate.com

Run-off Property-Liability Segment Results

Percentage of gross and ceded reserves by case and IBNR
	March 31, 2022		December 31, 2021
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	60%	40%	61%	39%
Ceded (2)	67	33	67	33
Assumed reinsurance coverage
Gross reserves	33	67	33	67
Ceded	37	63	38	62
Direct primary commercial insurance
Gross reserves	53	47	53	47
Ceded	71	29	71	29
(1)Approximately 69% of gross case reserves as of March 31, 2022 are subject to settlement agreements.
(2)Approximately 76% of ceded case reserves as of March 31, 2022 are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended March 31,
	2022	2021
Direct excess commercial insurance
Gross (1)	$18	$18
Ceded (2)	(7)	(8)
Assumed reinsurance coverage
Gross	6	11
Ceded	(1)	(2)
Direct primary commercial insurance
Gross	1	4
Ceded	—	(1)
(1) In the first quarter of 2022 88% of payments related to settlement agreements.
(2) In the first quarter of 2022 93% of payments related to settlement agreements.
Total net reserves as of March 31, 2022, included $722 million or 51% of estimated IBNR reserves compared to $733 million or 52% of estimated IBNR reserves as of December 31, 2021.

Total gross payments were $25 million for the first quarter of 2022, primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos claims, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $10 million for the first quarter of 2022.

First Quarter 2022 Form 10-Q 57

Segment Results Protection Services
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended March 31,
	2022	2021
Premiums written	$630	$583

Revenues
Premiums	$483	$411
Other revenue	94	90
Intersegment insurance premiums and service fees (1)	41	41
Net investment income	9	10

Costs and expenses
Claims and claims expense	(123)	(103)
Amortization of DAC	(221)	(181)
Operating costs and expenses	(218)	(198)
Restructuring and related charges	—	(9)

Income tax expense on operations	(12)	(12)

Adjusted net income	$53	$49

Allstate Protection Plans	$43	$45
Allstate Dealer Services	9	8
Allstate Roadside	2	4
Arity	(1)	2
Allstate Identity Protection	—	(10)
Adjusted net income	$53	$49

Allstate Protection Plans	139,992	133,510
Allstate Dealer Services	3,924	3,996
Allstate Roadside	518	540
Allstate Identity Protection	2,949	2,702
Policies in force as of March 31 (in thousands)	147,383	140,748
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Adjusted net income increased 8.2% or $4 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to restructuring charges in 2021 and higher revenue in Allstate Identity Protection, partially offset by higher operating costs at Allstate Protection Plans and Arity and higher severity and rescue volumes in Allstate Roadside.
Premiums written increased 8.1% or $47 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to growth at Allstate Protection Plans.
PIF increased 4.7% or 7 million in the first quarter of 2022 compared to the first quarter of 2021 due to continued growth at Allstate Protection Plans and Allstate Identity Protection.
Other revenue increased 4.4% or $4 million in the first quarter of 2022 compared to the first quarter of 2021, reflecting growth in Allstate Identity Protection.
Intersegment premiums and service fees in the first quarter of 2022 were comparable to the first quarter of 2021.
Claims and claims expense increased 19.4% or $20 million in the first quarter 2022 compared to the first quarter of 2021, primarily due to higher levels of claims at Allstate Protection Plans driven by growth of the business and increased claims at Allstate Roadside due to higher severity and rescue volumes.
Amortization of DAC increased 22.1% or $40 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to the growth experienced at Allstate Protection Plans and Allstate Dealer Services.
Operating costs and expenses increased 10.1% or $20 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to growth experienced at Allstate Protection Plans.
Restructuring and related charges decreased $9 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to a facility closure at Allstate Identity Protection in the first quarter of 2021.
58 www.allstate.com

Allstate Health and Benefits Segment Results
Allstate Health and Benefits Segment

Summarized financial information
	Three months ended March 31,
($ in millions)	2022	2021
Revenues
Accident and health insurance premiums and contract charges	$469	$455
Other revenue	95	80
Net investment income	17	19

Costs and expenses
Accident, health and other policy benefits	(269)	(242)
Amortization of DAC	(43)	(39)
Operating costs and expenses	(202)	(190)

Income tax expense on operations	(14)	(18)
Adjusted net income	$53	$65

Benefit ratio (1)	55.7%	51.2%

Employer voluntary benefits (2)	3,951	3,983
Group health (3)	114	115
Individual health (4)	419	424
Policies in force as of March 31 (in thousands)	4,484	4,522
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $8 million and $9 million as of March 31, 2022 and March 31, 2021, respectively, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Adjusted net income in the first quarter of 2022 decreased $12 million compared to the same period of 2021, primarily due to increases in individual and group health claims and favorable reserve reestimates in the prior year for group health, partially offset by lower employer voluntary benefits claim utilization.
Premiums and contract charges increased 3.1% or $14 million in the first quarter of 2022 compared to the same period of 2021, primarily due to growth in group health.

Premiums and contract charges by line of business
	Three months ended March 31,
($ in millions)	2022	2021
Employer voluntary benefits	$266	$263
Group health	94	83
Individual health	109	109
Premiums and contract charges	$469	$455
Other revenue increased $15 million in the first quarter of 2022 compared to the same period of 2021, primarily due to an increase in group health administrative fees.
Accident, health and other policy benefits increased $27 million in the first quarter of 2022 compared to the same period of 2021, primarily due to increased benefits utilization for individual health and group health and prior year favorable reserve reestimates for group health, slightly offset by lower utilization for employer voluntary benefits compared to the prior year quarter.
Benefit ratio increased to 55.7% in the first quarter of 2022 compared to 51.2% in the same period of 2021, primarily due to an increase in individual and group health claims and favorable reserve reestimates for group health in the prior year, partially offset by a lower benefit ratio for employer voluntary benefits products due to lower accident and health claim experience and lower life mortality compared to the prior year.
Amortization of DAC increased 10.3% or $4 million in the first quarter of 2022 compared to the same period of 2021, primarily related to individual health.
First Quarter 2022 Form 10-Q 59

Segment Results Allstate Health and Benefits

Operating costs and expenses
	Three months ended March 31,
($ in millions)	2022	2021
Non-deferrable commissions	$81	$74
General and administrative expenses	121	116
Total operating costs and expenses	$202	$190
Operating costs and expenses increased $12 million in the first quarter of 2022 compared to the same period of 2021, primarily due to growth in group health.
Analysis of reserves

Reserve for future policy benefits
($ in millions)	March 31, 2022	December 31, 2021
Traditional life insurance and other	$318	$313
Accident and health insurance	956	960
Reserve for future policy benefits	$1,274	$1,273

60 www.allstate.com

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	March 31, 2022
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$33,446	$1,602	$1,719	$3,978	$40,745
Equity securities (3)	4,515	161	80	559	5,315
Mortgage loans, net	756	—	99	—	855
Limited partnership interests	7,977	—	—	—	7,977
Short-term investments (4)	3,693	116	54	481	4,344
Other investments, net	2,386	—	144	2	2,532
Total	$52,773	$1,879	$2,096	$5,020	$61,768
Percent to total	85.5%	3.0%	3.4%	8.1%	100.0%

Market-based	$43,950	$1,879	$2,096	$5,018	$52,943
Performance-based	8,823	—	—	2	8,825
Total	$52,773	$1,879	$2,096	$5,020	$61,768
(1)    Balances reflect the elimination of related party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $34.57 billion, $1.67 billion, $1.78 billion, $4.01 billion and $42.03 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of March 31, 2022, was $862 million in excess of cost. These net gains were primarily concentrated in the technology, consumer goods and banking sectors. Equity securities include $1.02 billion of funds with underlying investments in fixed income securities as of March 31, 2022.
(4)    Short-term investments are carried at fair value.
Investments totaled $61.77 billion as of March 31, 2022, decreasing from $64.70 billion as of December 31, 2021, primarily due to lower fixed income and equity valuations, common share repurchases and dividends paid to shareholders, partially offset by positive operating cash flows.
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
Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk primarily through investments in private equity and real estate with a majority being limited partnerships. These investments include investee level expenses, reflecting asset level operating expenses on directly held real estate and other consolidated investments.
Coronavirus impacts Future investment results will be influenced by the magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers, including the availability, utilization rate and effectiveness of vaccines, to mitigate health risks, which creates significant uncertainty. Supply chain disruptions, labor shortages and other macroeconomic factors have increased inflation, which may have an adverse impact on investment valuations and returns.
Investments in Russia and Ukraine As of March 31, 2022, we do not have any direct investments in Russia, Belarus or Ukraine. We have indirect exposure of less than $1 million in Russia and Ukraine through broad-based, global funds managed by external asset managers.
First Quarter 2022 Form 10-Q 61

Investments

Portfolio composition by investment strategy
	March 31, 2022
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$40,641	$104	$40,745
Equity securities	4,915	400	5,315
Mortgage loans, net	855	—	855
Limited partnership interests	501	7,476	7,977
Short-term investments	4,344	—	4,344
Other investments, net	1,687	845	2,532
Total	$52,943	$8,825	$61,768
Percent to total	85.7%	14.3%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(1,283)	$1	$(1,282)
Limited partnership interests	—	4	4
Short-term investments	(1)	—	(1)
Other	(3)	—	(3)
Total	$(1,287)	$5	$(1,282)
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	March 31, 2022	December 31, 2021
U.S. government and agencies	$6,485	$6,273
Municipal	5,698	6,393
Corporate	25,336	27,330
Foreign government	1,053	985
Asset-backed securities (“ABS”)	2,173	1,155
Total fixed income securities	$40,745	$42,136
Fixed income securities are rated by third-party credit rating agencies or are internally rated. As of March 31, 2022, 84.1% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issuer.
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
62 www.allstate.com

Investments

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	March 31, 2022
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$6,485	$(128)	$—	$—	$—	$—
Municipal	5,457	(94)	227	(15)	—	—
Corporate
Public	4,078	(135)	9,735	(364)	1,501	(34)
Privately placed	1,418	(63)	3,693	(158)	2,492	(120)
Total corporate	5,496	(198)	13,428	(522)	3,993	(154)
Foreign government	1,052	(39)	1	—	—	—
ABS	2,090	(17)	11	—	8	—
Total fixed income securities	$20,580	$(476)	$13,667	$(537)	$4,001	$(154)

	B		CCC and lower		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$6,485	$(128)
Municipal	8	—	6	2	5,698	(107)
Corporate
Public	192	(6)	2	(6)	15,508	(545)
Privately placed	1,979	(95)	246	(17)	9,828	(453)
Total corporate	2,171	(101)	248	(23)	25,336	(998)
Foreign government	—	—	—	—	1,053	(39)
ABS	1	—	63	7	2,173	(10)
Total fixed income securities	$2,180	$(101)	$317	$(14)	$40,745	$(1,282)
Municipal bonds, including tax-exempt and taxable securities, include general obligations of state and local issuers and revenue bonds.
Corporate bonds include publicly traded and privately placed securities. Privately placed securities primarily consist of corporate issued senior debt securities that are negotiated with the borrower or are issued by public entities in unregistered form.
ABS includes collateralized debt obligations, consumer and other ABS. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees or insurance. ABS also includes residential mortgage-backed securities and commercial mortgage back securities.
Equity securities of $5.32 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $855 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.
Limited partnership interests include $6.52 billion of interests in private equity funds, $956 million of interests in real estate funds and $501 million of interests in other funds as of March 31, 2022. We have commitments to invest additional amounts in limited partnership interests totaling $2.73 billion as of March 31, 2022.
Other investments include $1.52 billion of bank loans, net, and $750 million of direct investments in real estate as of March 31, 2022.
First Quarter 2022 Form 10-Q 63

Investments

Unrealized net capital gains (losses)
	March 31,	December 31,
($ in millions)	2022	2021
U.S. government and agencies	$(128)	$(14)
Municipal	(107)	263
Corporate	(998)	496
Foreign government	(39)	3
ABS	(10)	12
Fixed income securities	(1,282)	760
Short-term investments	(1)	—
Derivatives	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships	4	(1)
Unrealized net capital gains and losses, pre-tax	$(1,282)	$756

64 www.allstate.com

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	March 31, 2022
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	$6,760	$30	$(293)	$6,497
Banking	3,736	5	(158)	3,583
Technology	2,924	16	(138)	2,802
Utilities	2,004	4	(98)	1,910
Communications	2,256	12	(98)	2,170
Capital goods	2,453	10	(97)	2,366
Financial services	1,919	8	(95)	1,832
Energy
Midstream	1,156	9	(33)	1,132
Independent/upstream	343	7	(6)	344
Integrated	105	1	(1)	105
Other	165	1	(5)	161
Total energy	1,769	18	(45)	1,742
Basic industry	1,152	11	(42)	1,121
Transportation	951	6	(29)	928
Other	410	—	(25)	385
Total corporate fixed income portfolio	26,334	120	(1,118)	25,336
Municipal	5,805	54	(161)	5,698
U.S. government and agencies	6,613	3	(131)	6,485
Foreign government	1,092	1	(40)	1,053
ABS	2,183	11	(21)	2,173
Total fixed income securities	$42,027	$189	$(1,471)	$40,745

	December 31, 2021
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	$6,817	$176	$(42)	$6,951
Banking	3,975	54	(31)	3,998
Technology	2,947	80	(23)	3,004
Utilities	2,009	43	(28)	2,024
Communications	2,077	58	(21)	2,114
Capital goods	2,615	75	(12)	2,678
Financial services	1,936	41	(14)	1,963
Energy
Midstream	1,132	37	(4)	1,165
Independent/upstream	312	18	(1)	329
Integrated	119	6	—	125
Other	224	6	(1)	229
Total energy	1,787	67	(6)	1,848
Basic industry	1,249	56	(6)	1,299
Transportation	976	35	(5)	1,006
Other	446	3	(4)	445
Total corporate fixed income portfolio	26,834	688	(192)	27,330
U.S. government and agencies	6,287	12	(26)	6,273
Municipal	6,130	279	(16)	6,393
Foreign government	982	9	(6)	985
ABS	1,143	14	(2)	1,155
Total fixed income securities	$41,376	$1,002	$(242)	$42,136
In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
First Quarter 2022 Form 10-Q 65

Investments

Equity securities by sector
	March 31, 2022			December 31, 2021
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Transportation	48	21	69	74	22	96
Utilities	$80	$21	$101	$122	$23	$145
Capital goods	232	24	256	376	37	413
Basic industry	66	27	93	119	30	149
Energy
Midstream	37	6	43	39	7	46
Integrated	51	24	75	62	8	70
Independent/upstream	27	15	42	44	5	49
Other	7	6	13	14	3	17
Total energy	122	51	173	159	23	182
Other (1)	2,060	694	2,754	3,413	811	4,224
Funds
Fixed income	1,053	(31)	1,022	1,108	24	1,132
Equities	772	54	826	645	75	720
Other	20	1	21	—	—	—
Total funds	1,845	24	1,869	1,753	99	1,852
Total equity securities	$4,453	$862	$5,315	$6,016	$1,045	$7,061
(1)Other is comprised of communications, REITs, financial services, banking, technology and consumer goods sectors.

Net investment income
	Three months ended March 31,
($ in millions)	2022	2021
Fixed income securities	$267	$301
Equity securities	36	14
Mortgage loans	8	10
Limited partnership interests	292	378
Short-term investments	2	1
Other investments	40	41
Investment income, before expense	645	745
Investment expense
Investee level expenses	(16)	(13)
Operating costs and expenses	(35)	(24)
Total investment expense	(51)	(37)
Net investment income	$594	$708

Property-Liability	$558	$673
Protection Services	9	10
Allstate Health and Benefits	17	19
Corporate and Other	10	6
Net investment income	$594	$708

Market-based	$325	$355
Performance-based	320	390
Investment income, before expense	$645	$745
Net investment income decreased $114 million in the first quarter of 2022 compared to the same period of 2021, primarily due to lower performance-based income results, mainly from limited partnerships, and lower market-based fixed income portfolio yields.
66 www.allstate.com

Investments

Performance-based investment income
	Three months ended March 31,
($ in millions)	2022	2021
Private equity	$248	$330
Real estate	72	60
Total performance-based income before investee level expenses	$320	$390

Investee level expenses (1)	(14)	(12)
Total performance-based income	$306	$378
(1)Investee level expenses include asset level operating expenses reported in investment expense.
Performance-based investment income decreased $72 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to lower valuation increases and lesser net gains on the sale of underlying investments compared to strong results in 2021.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales. The company typically employs a lag in recording and recognizing changes in valuations of limited partnership interests due to the availability of investee financial statements.

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended March 31,
($ in millions)	2022	2021
Sales	$(127)	$246
Credit losses	(11)	2
Valuation change of equity investments - appreciation (decline):
Equity securities	(285)	181
Equity fund investments in fixed income securities	(62)	(17)
Limited partnerships (1)	(100)	3
Total valuation of equity investments	(447)	167
Valuation change and settlements of derivatives	318	11
Net gains (losses) on investments and derivatives, pre-tax	(267)	426
Income tax benefit (expense)	56	(94)
Net gains (losses) on investments and derivatives, after-tax	$(211)	$332

Property-Liability	$(161)	$314
Protection Services	(10)	8
Allstate Health and Benefits	(5)	2
Corporate and Other	(35)	8
Net gains (losses) on investments and derivatives, after-tax	$(211)	$332

Market-based	$(304)	$337
Performance-based	37	89
Net gains (losses) on investments and derivatives, pre-tax	$(267)	$426
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in the first quarter of 2022 related primarily to lower valuation on equity investments and losses on sales, partially offset by increased valuation change and settlements of derivatives.
Sales in the first quarter of 2022 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Valuation change and settlements of derivatives of $318 million in the first quarter of 2022 primarily comprised of gains on interest rate futures used as part of an interest rate risk reduction strategy to mitigate the impact of increases in interest rates.
First Quarter 2022 Form 10-Q 67

Investments

Net gains (losses) on performance-based investments and derivatives
	Three months ended March 31,
($ in millions)	2022	2021
Sales	$23	$59
Credit losses	(4)	—
Valuation change of equity investments	11	20
Valuation change and settlements of derivatives	7	10
Total performance-based	$37	$89
Net gains on performance-based investments and derivatives in the first quarter of 2022 primarily related to gains on sales and increased valuation of equity investments.
68 www.allstate.com

Capital Resources and Liquidity
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	March 31, 2022	December 31, 2021
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$24,165	$24,524
Accumulated other comprehensive (loss) income	(953)	655
Total Allstate shareholders’ equity	23,212	25,179
Debt	7,973	7,976
Total capital resources	$31,185	$33,155

Ratio of debt to Allstate shareholders’ equity	34.3%	31.7%
Ratio of debt to capital resources	25.6	24.1
Allstate shareholders’ equity decreased in the first three months of 2022, primarily due to unrealized capital losses on investments in 2022 compared to gains in 2021, common share repurchases and dividends paid to shareholders, partially offset by net income. In the three months ended March 31, 2022, we paid dividends of $230 million and $26 million related to our common and preferred shares, respectively.
Debt maturities We do not have any scheduled debt maturities in 2022.

Debt maturities for each of the next five years and thereafter (excluding issuance costs and other)
($ in millions)
2023	$750
2024	350
2025	600
2026	550
2027	—
Thereafter	5,741
Total long-term debt principal	$7,991
Common share repurchases As of March 31, 2022, there was $2.50 billion remaining in the $5.00 billion common share repurchase program that is expected to be completed by March 31, 2023.
During the first three months of 2022, we repurchased 6.4 million common shares, or 2.3% of total common shares outstanding at December 31, 2021, for $794 million.
Common shareholder dividends On January 3, 2022, we paid a common shareholder dividend of $0.81. On February 18, 2022, we declared a common shareholder dividend of $0.85 payable on April 1, 2022.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. The preferred stock and subordinated debentures are viewed as having a common equity component by certain rating agencies and are given equity credit up to a pre-determined limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock. There have been no changes to any of our ratings from A.M. Best, S&P or Moody’s since December 31, 2021.
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
Parent company capital capacity Parent holding company deployable assets totaled $5.31 billion as of March 31, 2022, primarily comprised of cash and investments that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
First Quarter 2022 Form 10-Q 69

Capital Resources and Liquidity

As of March 31, 2022, we held $12.11 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would expect to be able to liquidate within one week.
Intercompany dividends were paid in the first three months of 2022 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”) and the Corporation.

Intercompany dividends
($ in millions)
AIC to AIH	$3,131
AIH to the Corporation	3,131
Based on the greater of 2021 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2022 is estimated at $5.51 billion, less dividends paid during the preceding twelve months measured at that point in time. As of March 31, 2022, we paid dividends of $3.13 billion.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of March 31, 2022, we satisfied all the requirements with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first three months of 2022, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2026. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 19.3% as of March 31, 2022. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2022.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of March 31, 2022, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 624 million shares of treasury stock as of March 31, 2022), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
70 www.allstate.com

Recent Developments
The following updates the regulation disclosures included in Part I, Item 1. Regulation in our annual report on Form 10-K for the year ended December 31, 2021.
Securities and Exchange Commission (“SEC”) proposed rule changes
Climate disclosures. In March 2022, the SEC released its climate-related proposed regulation, requiring registrants to provide certain climate-related information in their registration statements and annual reports. The proposed rule would require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks would also include disclosure of a registrant’s greenhouse gas emissions, which have become a commonly used metric to assess a registrant’s exposure to such risks. In addition, under the proposed rule, certain climate-related financial metrics would be required in a registrant’s audited financial statements. The Company is evaluating the anticipated impacts of the proposed guidance to its disclosures.
Cybersecurity risk management. The SEC issued a proposed rule in March 2022 to mandate cybersecurity disclosures, including information such as: management's and the board’s role and oversight of cybersecurity risks, policies and procedures and how risks and incidents are likely to impact the financial statements. Additionally, certain incidents would have mandatory reporting on a Form 8-K. The Company is evaluating the anticipated impacts of the proposed guidance to its disclosures.
Share repurchase disclosure modernization. The SEC issued two proposed amendments in December 2021 that could impact both the administration of 10b5-1 plans used in part to execute the Company’s stock repurchases and disclosure of activity under those plans. The proposals involve potential daily reporting of share repurchase activity, cooling off periods for both individual and corporate 10b5-1 plans (120 and 30 days, respectively) and a number of new 10Q and 10K disclosures that would be subject to SOX Section 302 Certifications. The Company is evaluating the anticipated impacts of the proposed guidance to its disclosures.
First Quarter 2022 Form 10-Q 71

Forward-Looking Statements
This report contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe, exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation, and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update any forward-looking statements as a result of new information or future events or developments. In addition, forward-looking statements are subject to certain risks or uncertainties that could cause actual results to differ materially from those communicated in these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include risks related to:
Insurance and Financial Services (1) unexpected increases in claim frequency and severity; (2) catastrophes and severe weather events; (3) limitations in analytical models used for loss cost estimates; (4) price competition and changes in regulation and underwriting standards; (5) actual claims costs exceeding current reserves; (6) market risk and declines in credit quality of our investment portfolio; (7) our subjective determination of fair value and amount of credit losses for investments; (8) our participation in indemnification programs, including state industry pools and facilities; (9) inability to mitigate the impact associated with changes in capital requirements; (10) a downgrade in financial strength ratings;
Business, Strategy and Operations (11) competition in the industries in which we compete and new or changing technologies; (12) implementation of our transformative growth strategy; (13) our catastrophe management strategy; (14) restrictions on our subsidiaries’ ability to pay dividends; (15) restrictions under terms of certain of our securities on our ability to pay dividends or repurchase our stock; (16) the availability of reinsurance at current levels and prices; (17) counterparty risk related to reinsurance; (18) acquisitions and divestitures of businesses; (19) intellectual property infringement, misappropriation and third-party claims;
Macro, Regulatory and Risk Environment (20) conditions in the global economy and capital markets, including the economic impacts from the recent military conflict between Russia and Ukraine; (21) a large-scale pandemic, the occurrence of terrorism, military actions or social unrest; (22) the failure in cyber or other information security controls, as well as the occurrence of events unanticipated in our disaster recovery processes and business continuity planning; (23) changing climate and weather conditions; (24) restrictive regulations and regulatory reforms, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (25) losses from legal and regulatory actions; (26) changes in or the application of accounting standards; (27) loss of key vendor relationships or failure of a vendor to protect our data, confidential and proprietary information, or personal information of our customers, claimants or employees; (28) our ability to attract, develop and retain talent; and (29) misconduct or fraudulent acts by employees, agents and third parties.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
72 www.allstate.com

Other Information Part II.
Part II. Other Information
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 12 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
January 1, 2022 - January 31, 2022
Open Market Purchases	2,415,147	$121.81	2,413,500
February 1, 2022 - February 28, 2022
Open Market Purchases	2,382,361	$123.26	2,011,855
March 1, 2022 - March 31, 2022
Open Market Purchases	1,951,350	$129.72	1,950,552
Total	6,748,858	$124.61	6,375,907	$2.50	billion
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
January: 1,647
February: 370,506
March: 798
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)In August 2021, we announced the approval of a common share repurchase program for $5 billion which is expected to be completed by the end of March 2023.
First Quarter 2022 Form 10-Q 73

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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 4, 2022, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
74 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 4, 2022	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

First Quarter 2022 Form 10-Q 75