Form 10-Q
period 2022-06-30
ALLSTATE CORP
filed 2022-08-03
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 18, 2022, the registrant had 270,295,588 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
June 30, 2022

Part I Financial Information	Page

Item 1. Financial Statements (unaudited) as of June 30, 2022 and December 31, 2021 and for the Three Month and Six Month Periods Ended June 30, 2022 and 2021

Condensed Consolidated Statements of Operations	1
Condensed Consolidated Statements of Comprehensive Income	2
Condensed Consolidated Statements of Financial Position	3
Condensed Consolidated Statements of Shareholders’ Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Report of Independent Registered Public Accounting Firm	44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights	45
Property-Liability Operations	50
Segment results
Allstate Protection	52
Run-off Property-Liability	61
Protection Services	63
Allstate Health and Benefits	65
Investments	67
Capital Resources and Liquidity	75
Recent Developments	77
Forward-Looking Statements	78

Item 4. Controls and Procedures	78

Part II Other Information
Item 1. Legal Proceedings	79
Item 1A. Risk Factors	79
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 6. Exhibits	80

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues
Property and casualty insurance premiums	$11,362	$10,444	$22,343	$20,751
Accident and health insurance premiums and contract charges	466	447	935	902
Other revenue	563	494	1,123	1,049
Net investment income	562	974	1,156	1,682
Net gains (losses) on investments and derivatives	(733)	287	(1,000)	713
Total revenues	12,220	12,646	24,557	25,097

Costs and expenses
Property and casualty insurance claims and claims expense	9,367	7,207	17,189	13,250
Shelter-in-Place Payback expense	—	29	—	29
Accident, health and other policy benefits	269	252	538	494
Amortization of deferred policy acquisition costs	1,619	1,545	3,231	3,068
Operating costs and expenses	1,850	1,683	3,752	3,414
Pension and other postretirement remeasurement (gains) losses	259	(134)	12	(444)
Restructuring and related charges	1	71	13	122
Amortization of purchased intangibles	87	105	174	158
Interest expense	83	91	166	177
Total costs and expenses	13,535	10,849	25,075	20,268

(Loss) income from operations before income tax expense	(1,315)	1,797	(518)	4,829

Income tax (benefit) expense	(291)	362	(140)	988

Net (loss) income from continuing operations	(1,024)	1,435	(378)	3,841

Income (loss) from discontinued operations, net of tax	—	196	—	(3,597)

Net (loss) income	(1,024)	1,631	(378)	244

Less: Net (loss) income attributable to noncontrolling interest	(9)	6	(19)	—

Net (loss) income attributable to Allstate	(1,015)	1,625	(359)	244

Less: Preferred stock dividends	27	30	53	57

Net (loss) income applicable to common shareholders	$(1,042)	$1,595	$(412)	$187

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$(3.81)	$4.68	$(1.49)	$12.59
Discontinued operations	—	0.66	—	(11.97)
Total	$(3.81)	$5.34	$(1.49)	$0.62

Diluted
Continuing operations	$(3.81)	$4.61	$(1.49)	$12.41
Discontinued operations	—	0.65	—	(11.80)
Total	$(3.81)	$5.26	$(1.49)	$0.61

Weighted average common shares - Basic	273.8	298.8	275.9	300.6
Weighted average common shares - Diluted	273.8	303.3	275.9	304.9

See notes to condensed consolidated financial statements.
Second Quarter 2022 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(1,024)	$1,631	$(378)	$244

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(1,143)	484	(2,736)	(1,016)
Unrealized foreign currency translation adjustments	(47)	(3)	(47)	31
Unamortized pension and other postretirement prior service credit	(15)	(14)	(30)	(29)
Other comprehensive (loss) income, after-tax	(1,205)	467	(2,813)	(1,014)

Comprehensive (loss) income	(2,229)	2,098	(3,191)	(770)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(17)	5	(39)	(1)
Comprehensive (loss) income attributable to Allstate	$(2,212)	$2,093	$(3,152)	$(769)

See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	June 30, 2022	December 31, 2021
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $44,027 and $41,376)	$41,282	$42,136
Equity securities, at fair value (cost $4,410 and $6,016)	4,681	7,061
Mortgage loans, net	848	821
Limited partnership interests	7,943	8,018
Short-term, at fair value (amortized cost $4,384 and $4,009)	4,384	4,009
Other investments, net	1,917	2,656
Total investments	61,055	64,701
Cash	766	763
Premium installment receivables, net	8,824	8,364
Deferred policy acquisition costs	5,030	4,722
Reinsurance and indemnification recoverables, net	9,376	10,024
Accrued investment income	359	339
Deferred income taxes	118	—
Property and equipment, net	975	939
Goodwill	3,496	3,502
Other assets, net	6,351	6,086
Total assets	96,350	99,440
Liabilities
Reserve for property and casualty insurance claims and claims expense	34,276	33,060
Reserve for future policy benefits	1,295	1,273
Contractholder funds	908	908
Unearned premiums	21,026	19,844
Claim payments outstanding	1,216	1,123
Deferred income taxes	—	833
Other liabilities and accrued expenses	9,635	9,296
Long-term debt	7,970	7,976
Total liabilities	76,326	74,313
Commitments and Contingent Liabilities (Note 12)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand shares issued and outstanding, $2,025 aggregate liquidation preference	1,970	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 271 million and 281 million shares outstanding	9	9
Additional capital paid-in	3,740	3,722
Retained income	52,412	53,294
Treasury stock, at cost (629 million and 619 million shares)	(35,858)	(34,471)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(2,138)	598
Unrealized foreign currency translation adjustments	(62)	(15)
Unamortized pension and other postretirement prior service credit	42	72
Total accumulated other comprehensive income (“AOCI”)	(2,158)	655
Total Allstate shareholders’ equity	20,115	25,179
Noncontrolling interest	(91)	(52)
Total equity	20,024	25,127
Total liabilities and equity	$96,350	$99,440
See notes to condensed consolidated financial statements.
Second Quarter 2022 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,970	2,170	1,970	1,970
Acquisition	—	—	—	450
Preferred stock redemption	—	—	—	(250)
Balance, end of period	1,970	2,170	1,970	2,170

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,706	3,596	3,722	3,498
Forward contract on accelerated share repurchase agreement	—	—	—	113
Equity incentive plans activity	34	72	18	57
Balance, end of period	3,740	3,668	3,740	3,668

Retained income
Balance, beginning of period	53,688	51,107	53,294	52,767
Net (loss) income	(1,015)	1,631	(359)	244
Dividends on common stock (declared per share of $0.85, $0.81, $1.70 and $1.62)	(234)	(244)	(470)	(490)
Dividends on preferred stock	(27)	(30)	(53)	(57)
Balance, end of period	52,412	52,464	52,412	52,464

Treasury stock
Balance, beginning of period	(35,208)	(31,886)	(34,471)	(31,331)
Shares acquired	(683)	(562)	(1,477)	(1,163)
Shares reissued under equity incentive plans, net	33	54	90	100
Balance, end of period	(35,858)	(32,394)	(35,858)	(32,394)

Accumulated other comprehensive income
Balance, beginning of period	(953)	1,823	655	3,304
Change in unrealized net capital gains and losses	(1,143)	484	(2,736)	(1,016)
Change in unrealized foreign currency translation adjustments	(47)	(3)	(47)	31
Change in unamortized pension and other postretirement prior service credit	(15)	(14)	(30)	(29)
Balance, end of period	(2,158)	2,290	(2,158)	2,290
Total Allstate shareholders’ equity	20,115	28,207	20,115	28,207

Noncontrolling interest
Balance, beginning of period	(74)	(27)	(52)	—
Acquisition	—	7	—	(14)
Change in unrealized net capital gains and losses	(8)	(1)	(20)	(1)
Noncontrolling (loss) income	(9)	6	(19)	—
Balance, end of period	(91)	(15)	(91)	(15)
Total equity	$20,024	$28,192	$20,024	$28,192
 See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(378)	$244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	452	571
Net (gains) losses on investments and derivatives	1,000	(902)
Pension and other postretirement remeasurement (gains) losses	12	(444)
Amortization of deferred gain on reinsurance	—	(4)
Loss on disposition of operations, net of tax	—	3,971
Changes in:
Policy benefits and other insurance reserves	1,223	1,115
Unearned premiums	1,202	599
Deferred policy acquisition costs	(310)	(273)
Premium installment receivables, net	(664)	(335)
Reinsurance recoverables, net	645	(1,032)
Income taxes	(290)	165
Other operating assets and liabilities	(787)	(759)
Net cash provided by operating activities	2,105	2,916
Cash flows from investing activities
Proceeds from sales
Fixed income securities	19,928	16,493
Equity securities	7,622	1,867
Limited partnership interests	633	352
Other investments	926	637
Investment collections
Fixed income securities	259	1,390
Mortgage loans	60	480
Other investments	110	243
Investment purchases
Fixed income securities	(22,907)	(16,733)
Equity securities	(6,028)	(1,322)
Limited partnership interests	(590)	(576)
Mortgage loans	(89)	(4)
Other investments	(232)	(1,251)
Change in short-term and other investments, net	398	1,941
Purchases of property and equipment, net	(228)	(197)
Acquisition of operations, net of cash acquired	—	(3,481)
Other	—	4
Net cash used in investing activities	(138)	(157)
Cash flows from financing activities
Redemption and repayment of long-term debt	—	(422)
Redemption of preferred stock	—	(250)
Contractholder fund deposits	69	499
Contractholder fund withdrawals	(21)	(711)
Dividends paid on common stock	(466)	(409)
Dividends paid on preferred stock	(53)	(57)
Treasury stock purchases	(1,485)	(1,031)
Shares reissued under equity incentive plans, net	55	85
Other	(63)	(26)
Net cash used in financing activities	(1,964)	(2,322)
Net increase in cash, including cash classified as assets held for sale	3	437
Cash from continuing operations at beginning of period	763	311
Cash classified as assets held for sale at beginning of period	—	66
Less: Cash classified as assets held for sale at end of period	—	158
Cash from continuing operations at end of period	$766	$656
See notes to condensed consolidated financial statements.
Second Quarter 2022 Form 10-Q 5

Notes to Condensed Consolidated Financial Statements

The Allstate Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1	General
Basis of presentation
The accompanying condensed consolidated financial statements include the accounts of The Allstate Corporation (the “Corporation”) and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property and casualty insurance company with various property and casualty and investment subsidiaries (collectively referred to as the “Company” or “Allstate”) and variable interest entities (“VIEs”) in which the Company is considered a primary beneficiary. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The condensed consolidated financial statements and notes as of June 30, 2022 and for the three and six month periods ended June 30, 2022 and 2021 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have moderated, but there is no way of predicting with certainty how long the pandemic might last. The Company continues to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to its operations, but the effects have been and could be material.
Pending accounting standard
Accounting for Long-Duration Insurance Contracts In August 2018, the Financial Accounting Standards Board (”FASB”) issued guidance revising the accounting for certain long-duration insurance contracts. As disclosed in Note 3, the Company sold substantially all of its life and annuity business in scope of the new standard. The Company’s reserves and deferred policy acquisition costs (“DAC”) for certain voluntary and individual life and accident and health insurance products are subject to the new guidance.
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
In July 2022, the FASB issued an Exposure Draft of an Accounting Standards Update that would provide reporting entities with an accounting policy election to not apply the new guidance to insurance contracts in-force on the January 1, 2021 transition date but sold prior to the January 1, 2023 effective date provided certain conditions are met.
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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income from continuing operations	$(1,024)	$1,435	$(378)	$3,841
Less: Net (loss) income attributable to noncontrolling interest	(9)	6	(19)	—
Net (loss) income from continuing operations attributable to Allstate	(1,015)	1,429	(359)	3,841
Less: Preferred stock dividends	27	30	53	57
Net (loss) income from continuing operations applicable to common shareholders	(1,042)	1,399	(412)	3,784
Income (loss) from discontinued operations, net of tax	—	196	—	(3,597)
Net (loss) income applicable to common shareholders	$(1,042)	$1,595	$(412)	$187

Denominator:
Weighted average common shares outstanding	273.8	298.8	275.9	300.6
Effect of dilutive potential common shares (1):
Stock options	—	3.2	—	2.8
Restricted stock units (non-participating) and performance stock awards	—	1.3	—	1.5
Weighted average common and dilutive potential common shares outstanding	273.8	303.3	275.9	304.9

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$(3.81)	$4.68	$(1.49)	$12.59
Discontinued operations	—	0.66	—	(11.97)
Total	$(3.81)	$5.34	$(1.49)	$0.62

Diluted (1)
Continuing operations	$(3.81)	$4.61	$(1.49)	$12.41
Discontinued operations	—	0.65	—	(11.80)
Total	$(3.81)	$5.26	$(1.49)	$0.61

Anti-dilutive options excluded from diluted earnings per common share	1.3	0.8	1.5	2.0
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	3.2	—	3.5	—
(1)As a result of the net loss reported for the three and six month periods ended June 30, 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.
Second Quarter 2022 Form 10-Q 7

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
(3)Subsequent to the acquisition, the Company repaid $100 million of 7.625% Subordinated Notes and $72 million of Subordinated Debentures on February 3, 2021 and March 15, 2021, respectively. As of June 30, 2022, the Company had principal balance remaining of $350 million 6.750% Senior Notes due 2024, with a fair value adjustment of $36 million.
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
In 2021 and prior periods, the assets and liabilities of the businesses were reclassified as held for sale and results were presented as discontinued operations.
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Financial results from discontinued operations
	Three months ended June 30,	Six months ended June 30,
($ in millions)	2021	2021
Revenues
Life premiums and contract charges	$336	$676
Net investment income	385	824
Net gains (losses) on investments and derivatives	110	189
Total revenues	831	1,689

Costs and expenses
Life contract benefits	386	796
Interest credited to contractholder funds	159	244
Amortization of DAC	21	57
Operating costs and expenses	51	106
Restructuring and related charges	4	23
Total costs and expenses	621	1,226

Amortization of deferred gain on reinsurance	2	4

Income from discontinued operations before income tax expense	212	467

Income tax expense	43	93

Income from discontinued operations, net of tax	169	374

Loss on disposition of operations	281	(4,137)
Income tax expense (benefit)	254	(166)
Loss on disposition of operations, net of tax	27	(3,971)

Income (loss) from discontinued operations, net of tax	$196	$(3,597)

Cash flows from discontinued operations
Six months ended June 30,
($ in millions)	2021
Net cash provided by operating activities from discontinued operations	$66
Net cash provided by investing activities from discontinued operations	317

Note 4	Reportable Segments
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
Second Quarter 2022 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Underwriting income (loss) by segment
Allstate Protection	$(861)	$431	$(579)	$2,091
Run-off Property-Liability	(3)	(2)	(5)	(5)
Total Property-Liability	(864)	429	(584)	2,086

Adjusted net income (loss) by segment, after-tax
Protection Services	43	56	96	105
Allstate Health and Benefits	65	62	118	127
Corporate and Other	(107)	(112)	(218)	(235)

Reconciling items
Property-Liability net investment income	506	931	1,064	1,604
Net gains (losses) on investments and derivatives	(733)	287	(1,000)	713
Pension and other postretirement remeasurement gains (losses)	(259)	134	(12)	444
Business combination expenses and amortization of purchased intangibles (1)	(28)	(34)	(57)	(90)
Business combination fair value adjustment	—	6	—	6
Gain (loss) on disposition of operations	27	—	11	—
Income tax benefit (expense) on reconciling items	298	(354)	150	(976)
Total reconciling items	(189)	970	156	1,701

Income (loss) from discontinued operations	—	493	—	(3,670)
Income tax benefit (expense) from discontinued operations	—	(297)	—	73
Total from discontinued operations	$—	$196	$—	$(3,597)

Less: Net (loss) income attributable to noncontrolling interest (2)	(10)	6	(20)	—

Net (loss) income applicable to common shareholders	$(1,042)	$1,595	$(412)	$187
(1)Excludes amortization of purchased intangibles in Property-Liability, which is included above in underwriting income.
(2)Reflects net (loss) income attributable to noncontrolling interest in Property-Liability.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Property-Liability
Insurance premiums
Auto	$7,348	$6,883	$14,429	$13,692
Homeowners	2,686	2,411	5,289	4,803
Other personal lines	545	519	1,076	1,024
Commercial lines	295	196	578	386
Allstate Protection	10,874	10,009	21,372	19,905
Run-off Property-Liability	—	—	—	—
Total Property-Liability insurance premiums	10,874	10,009	21,372	19,905
Other revenue	355	321	702	706
Net investment income	506	931	1,064	1,604
Net gains (losses) on investments and derivatives	(662)	265	(865)	669
Total Property-Liability	11,073	11,526	22,273	22,884

Protection Services
Protection plans	318	279	631	539
Roadside assistance	49	47	102	94
Finance and insurance products	121	109	238	213
Intersegment premiums and service fees (1)	38	46	79	87
Other revenue	91	88	185	178
Net investment income	12	12	21	22
Net gains (losses) on investments and derivatives	(30)	6	(43)	16
Total Protection Services	599	587	1,213	1,149

Allstate Health and Benefits
Employer voluntary benefits	257	255	523	518
Group health	95	87	189	170
Individual health	114	105	223	214
Other revenue	92	83	187	163
Net investment income	16	19	33	38
Net gains (losses) on investments and derivatives	(12)	4	(19)	6
Total Allstate Health and Benefits	562	553	1,136	1,109

Corporate and Other
Other revenue	25	2	49	2
Net investment income	28	12	38	18
Net gains (losses) on investments and derivatives	(29)	12	(73)	22
Total Corporate and Other	24	26	14	42

Intersegment eliminations (1)	(38)	(46)	(79)	(87)
Consolidated revenues	$12,220	$12,646	$24,557	$25,097
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.

Second Quarter 2022 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition
($ in millions)	June 30, 2022	December 31, 2021
Fixed income securities, at fair value	$41,282	$42,136
Equity securities, at fair value	4,681	7,061
Mortgage loans, net	848	821
Limited partnership interests	7,943	8,018
Short-term investments, at fair value	4,384	4,009
Other investments, net	1,917	2,656
Total	$61,055	$64,701

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
June 30, 2022
U.S. government and agencies	$8,878	$8	$(141)	$8,745
Municipal	6,177	18	(284)	5,911
Corporate	26,335	14	(2,257)	24,092
Foreign government	1,021	—	(49)	972
ABS	1,616	3	(57)	1,562
Total fixed income securities	$44,027	$43	$(2,788)	$41,282

December 31, 2021
U.S. government and agencies	$6,287	$12	$(26)	$6,273
Municipal	6,130	279	(16)	6,393
Corporate	26,834	688	(192)	27,330
Foreign government	982	9	(6)	985
ABS	1,143	14	(2)	1,155
Total fixed income securities	$41,376	$1,002	$(242)	$42,136

Scheduled maturities for fixed income securities
($ in millions)	June 30, 2022		December 31, 2021
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$1,579	$1,569	$1,105	$1,111
Due after one year through five years	25,992	24,961	21,039	21,291
Due after five years through ten years	11,697	10,352	13,808	14,079
Due after ten years	3,143	2,838	4,281	4,500
	42,411	39,720	40,233	40,981
ABS	1,616	1,562	1,143	1,155
Total	$44,027	$41,282	$41,376	$42,136
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Fixed income securities	$299	$290	$566	$591
Equity securities	34	13	70	27
Mortgage loans	9	12	17	22
Limited partnership interests	224	651	516	1,029
Short-term investments	10	1	12	2
Other investments	42	48	82	89
Investment income, before expense	618	1,015	1,263	1,760
Investment expense	(56)	(41)	(107)	(78)
Net investment income	$562	$974	$1,156	$1,682
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net gains (losses) on investments and derivatives by asset type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Fixed income securities	$(326)	$86	$(478)	$269
Equity securities	(636)	152	(983)	316
Mortgage loans	—	13	(1)	19
Limited partnership interests	(74)	12	(175)	16
Derivatives	272	(3)	590	8
Other investments	31	27	47	85
Net gains (losses) on investments and derivatives	$(733)	$287	$(1,000)	$713

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales	$(303)	$115	$(430)	$361
Credit losses	(13)	12	(24)	14
Valuation change of equity investments (1)	(689)	163	(1,136)	330
Valuation change and settlements of derivatives	272	(3)	590	8
Net gains (losses) on investments and derivatives	$(733)	$287	$(1,000)	$713
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gross realized gains	$27	$111	$93	$356
Gross realized losses	(349)	(24)	(567)	(88)
The following table presents the net pre-tax appreciation (decline) recognized in net income of equity securities and limited partnership interests carried at fair value that are still held as of June 30, 2022 and 2021, respectively.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Equity securities	$(511)	$132	$(600)	$226
Limited partnership interests carried at fair value	6	137	44	278
Total	$(505)	$269	$(556)	$504

Credit losses recognized in net income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Assets
Fixed income securities:
Corporate	$(4)	$(1)	$(4)	$—
ABS	—	—	—	1
Total fixed income securities	(4)	(1)	(4)	1
Mortgage loans	—	11	(1)	17
Limited partnership interests	(3)	—	(3)	—
Other investments
Bank loans	(6)	3	(16)	(3)
Agent loans	—	(1)	—	(1)
Total credit losses by asset type	$(13)	$12	$(24)	$14

Liabilities
Commitments to fund commercial mortgage loans and bank loans	—	—	—	—
Total	$(13)	$12	$(24)	$14
Second Quarter 2022 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2022		Gains	Losses
Fixed income securities	$41,282	$43	$(2,788)	$(2,745)
Short-term investments	4,384	—	—	—
Derivative instruments	—	—	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships (1)				7
Unrealized net capital gains and losses, pre-tax				(2,741)
Other unrealized net capital gains and losses, pre-tax (2)				25
Deferred income taxes				578
Unrealized net capital gains and losses, after-tax				$(2,138)

December 31, 2021
Fixed income securities	$42,136	$1,002	$(242)	$760
Short-term investments	4,009	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships (1)				(1)
Unrealized net capital gains and losses, pre-tax				756
Other unrealized net capital gains and losses, pre-tax (2)				5
Deferred income taxes				(163)
Unrealized net capital gains and losses, after-tax				$598
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.
(2)Includes amounts recognized for the reclassification of unrealized gains and losses related to noncontrolling interest and the amount by which the amortization of DAC would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

Change in unrealized net capital gains (losses)
($ in millions)	Six months ended June 30, 2022
Fixed income securities	$(3,505)
Short-term investments	—
Derivative instruments	—
EMA limited partnerships	8
Total	(3,497)
Other unrealized net capital gains and losses, pre-tax	20
Deferred income taxes	741
Decrease in unrealized net capital gains and losses, after-tax	$(2,736)

Carrying value for limited partnership interests
($ in millions)	June 30, 2022			December 31, 2021
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$5,224	$1,354	$6,578	$4,905	$1,434	$6,339
Real estate	887	41	928	823	97	920
Other (1)	437	—	437	759	—	759
Total	$6,548	$1,395	$7,943	$6,487	$1,531	$8,018
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of June 30, 2022 and December 31, 2021, the fair value of short-term investments totaled $4.38 billion and $4.01 billion, respectively.
Other investments Other investments primarily consist of bank loans, real estate, policy loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Policy loans are carried at unpaid principal balances. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.

Other investments by asset type
($ in millions)	June 30, 2022	December 31, 2021
Bank loans, net	$868	$1,574
Real estate	741	809
Policy loans	145	148
Derivatives	53	12
Other	110	113
Total	$1,917	$2,656
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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $327 million and $311 million as of June 30, 2022 and December 31, 2021, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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
Second Quarter 2022 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

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

Rollforward of credit loss allowance for fixed income securities
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Beginning balance	$(6)	$(1)	$(6)	$(3)
Net (increases) decreases related to credit losses previously reported	(4)	(1)	(4)	1
Reduction of allowance related to sales	—	—	—	—
Write-offs	—	—	—	—
Ending balance (1) (2)	$(10)	$(2)	$(10)	$(2)
(1)Allowance for fixed income securities as of June 30, 2022 comprised $10 million of corporate bonds. Allowance for fixed income securities as of June 30, 2021 comprised $1 million and $1 million of corporate bonds and ABS, respectively.
(2)Includes $1 million of credit loss allowance for fixed income securities that are classified as held for sale as of June 30, 2021.

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2022
Fixed income securities
U.S. government and agencies	149	$7,558	$(127)	17	$279	$(14)	$(141)
Municipal	3,204	4,089	(275)	50	69	(9)	(284)
Corporate	2,758	21,604	(2,065)	270	1,183	(192)	(2,257)
Foreign government	93	880	(37)	32	86	(12)	(49)
ABS	196	1,471	(55)	58	19	(2)	(57)
Total fixed income securities	6,400	$35,602	$(2,559)	427	$1,636	$(229)	$(2,788)
Investment grade fixed income securities	5,675	$31,222	$(1,814)	402	$1,556	$(204)	$(2,018)
Below investment grade fixed income securities	725	4,380	(745)	25	80	(25)	(770)
Total fixed income securities	6,400	$35,602	$(2,559)	427	$1,636	$(229)	$(2,788)

December 31, 2021
Fixed income securities
U.S. government and agencies	112	$5,451	$(24)	4	$72	$(2)	$(26)
Municipal	767	1,213	(15)	2	14	(1)	(16)
Corporate	1,197	9,725	(176)	22	130	(16)	(192)
Foreign government	51	415	(6)	4	3	—	(6)
ABS	80	500	(2)	53	8	—	(2)
Total fixed income securities	2,207	$17,304	$(223)	85	$227	$(19)	$(242)
Investment grade fixed income securities	1,993	$15,391	$(188)	71	$183	$(8)	$(196)
Below investment grade fixed income securities	214	1,913	(35)	14	44	(11)	(46)
Total fixed income securities	2,207	$17,304	$(223)	85	$227	$(19)	$(242)
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses by unrealized loss position and credit quality as of June 30, 2022
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(1,815)	$(521)	$(2,336)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(203)	(249)	(452)
Total unrealized losses	$(2,018)	$(770)	$(2,788)
(1)Below investment grade fixed income securities include $515 million that have been in an unrealized loss position for less than twelve months.
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
Investment grade is defined as a security having a National Association of Insurance Commissioners (“NAIC”) designation of 1 or 2, which is comparable to a rating of Aaa, Aa, A or Baa from Moody’s or AAA, AA, A or BBB from S&P Global Ratings (“S&P”), or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.
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
As of June 30, 2022, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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

Accrued interest
($ in millions)	June 30,	December 31,
	2022	2021
Mortgage loans	$3	$2
Bank Loans	6	4

Second Quarter 2022 Form 10-Q 17

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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	June 30, 2022							December 31, 2021
($ in millions)	2017 and prior	2018	2019	2020	2021	Current	Total	Total
Below 1.0	$—	$—	$—	$—	$—	$18	$18	$—
1.0 - 1.25	35	—	25	10	—	22	92	46
1.26 - 1.50	18	—	104	—	12	7	141	160
Above 1.50	102	105	110	42	203	42	604	621
Amortized cost before allowance	$155	$105	$239	$52	$215	$89	$855	$827
Allowance							(7)	(6)
Amortized cost, net							$848	$821
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of June 30, 2022 and December 31, 2021.

Rollforward of credit loss allowance for mortgage loans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Beginning balance	$(7)	$(45)	$(6)	$(67)
Net (increases) decreases related to credit losses	—	15	(1)	37
Write-offs	—	—	—	—
Ending balance (1)	$(7)	$(30)	$(7)	$(30)
(1)Includes $23 million of credit loss allowance for mortgage loans that were classified as held for sale as of June 30, 2021.
Bank loans When it is determined a bank loan shall be evaluated individually, the Company uses various methods to estimate credit losses on individual loans such as the present value of the loan’s expected future repayment cash flows discounted at the loan’s current effective interest rate.
Credit ratings of the borrower are considered a key credit quality indicator when bank loan credit loss allowances are estimated. The ratings are either received from the Securities Valuation Office of the NAIC based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list or a comparable internal rating. The year of origination is determined to be the year in which the asset is acquired.
18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Bank loans amortized cost by credit rating and year of origination
	June 30, 2022							December 31, 2021
($ in millions)	2017 and prior	2018	2019	2020	2021	Current	Total	Total
NAIC 2 / BBB	$—	$—	$8	$6	$51	$—	$65	$86
NAIC 3 / BB	16	—	8	5	282	8	319	656
NAIC 4 / B	3	19	18	27	342	31	440	768
NAIC 5-6/ CCC and below	21	15	41	9	12	2	100	125
Amortized cost before allowance	$40	$34	$75	$47	$687	$41	$924	$1,635
Allowance							(56)	(61)
Amortized cost, net							$868	$1,574

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning balance	$(68)	$(60)	$(61)	$(67)
Net increases related to credit losses	(6)	6	(16)	4
Reduction of allowance related to sales	18	2	21	11
Write-offs	—	—	—	—
Ending balance (1)	$(56)	$(52)	$(56)	$(52)
(1)Includes $8 million of credit loss allowance for bank loans that were classified as held for sale as of June 30, 2021.

Note 6	Fair Value of Assets and Liabilities
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
Second Quarter 2022 Form 10-Q 19

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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of June 30, 2022, the Company has commitments to invest $223 million in these limited partnership interests.
Second Quarter 2022 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	June 30, 2022
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$8,721	$24	$—		$8,745
Municipal	—	5,893	18		5,911
Corporate - public	—	15,814	77		15,891
Corporate - privately placed	—	8,128	73		8,201
Foreign government	—	972	—		972
ABS	—	1,544	18		1,562
Total fixed income securities	8,721	32,375	186		41,282
Equity securities	3,963	346	372		4,681
Short-term investments	1,208	3,168	8		4,384
Other investments	—	106	2	$(53)	55
Other assets	3	—	108		111
Total recurring basis assets	13,895	35,995	676	(53)	50,513
Non-recurring basis	—	—	32		32
Total assets at fair value	$13,895	$35,995	$708	$(53)	$50,545
% of total assets at fair value	27.5%	71.2%	1.4%	(0.1)%	100.0%

Investments reported at NAV					1,395
Total					$51,940
Liabilities
Other liabilities	$(39)	$(27)	$—	$6	$(60)
Total recurring basis liabilities	(39)	(27)	—	6	(60)
Total liabilities at fair value	$(39)	$(27)	$—	$6	$(60)
% of total liabilities at fair value	65.0%	45.0%	—%	(10.0)%	100.0%
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
	June 30, 2021
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(466)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.87%
(1) These were included in the liabilities held for sale as of June 30, 2021.
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
As of June 30, 2022 and December 31, 2021, Level 3 fair value measurements of fixed income securities total $186 million and $144 million, respectively, and include $93 million and $41 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $17 million and $16 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
Second Quarter 2022 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2022
	Balance as of March 31, 2022	Total gains (losses) included in:		Transfers						Balance as of June 30, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$—	$1	$—	$—	$1	$—	$—	$(1)	$18
Corporate - public	49	—	(1)	—	(35)	71	(5)	—	(2)	77
Corporate - privately placed	130	19	(3)	—	(51)	2	(24)	—	—	73
ABS	19	—	—	—	—	—	—	—	(1)	18
Total fixed income securities	215	19	(3)	—	(86)	74	(29)	—	(4)	186
Equity securities	373	4	—	—	—	—	(5)	—	—	372
Short-term investments	11	—	—	—	—	17	—	—	(20)	8
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	77	31	—	—	—	—	—	—	—	108
Total recurring Level 3 assets	678	54	(3)	—	(86)	91	(34)	—	(24)	676
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Rollforward of Level 3 assets and liabilities held at fair value during the six month period ended June 30, 2022
	Balance as of December 31, 2021	Total gains (losses) included in:		Transfers						Balance as of June 30, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$1	$—	$—	$1	$—	$—	$(2)	$18
Corporate - public	20	—	(3)	—	—	71	(9)	—	(2)	77
Corporate - privately placed	66	19	(2)	—	—	14	(24)	—	—	73
ABS	40	1	—	—	(28)	7	—	—	(2)	18
Total fixed income securities	144	20	(4)	—	(28)	93	(33)	—	(6)	186
Equity securities	349	29	—	—	—	2	(8)	—	—	372
Short-term investments	5	—	—	—	—	23	—	—	(20)	8
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	65	43	—	—	—	—	—	—	—	108
Total recurring Level 3 assets	565	92	(4)	—	(28)	118	(41)	—	(26)	676
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2021
	Balance as of March 31, 2021	Total gains (losses) included in:		Transfers		Transfers to (from) held for sale					Balance as of June 30, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$—	$—	$—	$—	$—	$—	$—	$—	$18
Corporate - public	43	—	1	—	(3)	—	—	(21)	—	—	20
Corporate - privately placed	105	—	2	—	(27)	1	23	(20)	—	—	84
ABS	102	—	—	—	(25)	—	—	(4)	—	(40)	33
Total fixed income securities	268	—	3	—	(55)	1	23	(45)	—	(40)	155
Equity securities	410	8	—	—	—	8	6	(27)	—	—	405
Short-term investments	—	—	—	—	—	—	—	—	—	—	—
Other investments	3	—	—	—	—	—	—	—	—	—	3
Assets held for sale	170	1	—	—	—	(9)	7	(3)	—	(2)	164
Total recurring Level 3 assets	851	9	3	—	(55)	—	36	(75)	—	(42)	727
Liabilities
Liabilities held for sale	(463)	(24)	—	—	—	—	—	—	(8)	5	(490)
Total recurring Level 3 liabilities	$(463)	$(24)	$—	$—	$—	$—	$—	$—	$(8)	$5	$(490)

Rollforward of Level 3 assets and liabilities held at fair value during the six month period ended June 30, 2021
	Balance as of December 31, 2020	Total gains (losses) included in:		Transfers		Transfers to (from) held for sale					Balance as of June 30, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$—	$1	$—	$—	$—	$3	$—	$—	$(3)	$18
Corporate - public	67	—	(2)	—	—	(6)	14	(53)	—	—	20
Corporate - privately placed	63	1	—	10	—	14	16	(20)	—	—	84
ABS	79	—	—	—	(32)	—	34	(8)	—	(40)	33
Total fixed income securities	226	1	(1)	10	(32)	8	67	(81)	—	(43)	155
Equity securities	304	25	—	—	—	100	10	(34)	—	—	405
Short-term investments	35	—	—	—	—	—	—	—	—	(35)	—
Other investments	—	—	—	—	—	—	3	—	—	—	3
Assets held for sale	267	1	1	3	(1)	(108)	11	(7)	—	(3)	164
Total recurring Level 3 assets	832	27	—	13	(33)	—	91	(122)	—	(81)	727
Liabilities
Liabilities held for sale	(516)	31	—	—	—	—	—	—	(16)	11	(490)
Total recurring Level 3 liabilities	$(516)	$31	$—	$—	$—	$—	$—	$—	$(16)	$11	$(490)

Total Level 3 gains (losses) included in net income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Net investment income	$4	$(5)	$13	$(6)
Net gains (losses) on investments and derivatives	50	13	79	32
Second Quarter 2022 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three and six months ended June 30, 2022 and June 30, 2021 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
Transfers out of Level 3 during the three and six months ended June 30, 2022 and 2021 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of June 30,
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Assets
Equity securities	$4	$5	$29	$22
Other assets	31	—	44	—
Assets held for sale	—	1	—	1
Total recurring Level 3 assets	$35	$6	$73	$23
Liabilities
Liabilities held for sale	$—	$(24)	$—	$31
Total recurring Level 3 liabilities	—	(24)	—	31
Total included in net income	$35	$(18)	$73	$54

Components of net income
Net investment income	$4	$(5)	$13	$(6)
Net gains (losses) on investments and derivatives	31	10	60	28
Total included in net income	$35	$5	$73	$22

Assets
Municipal	$1	$—	$1	$1
Corporate - public	(1)	1	(3)	(2)
Corporate - privately placed	(3)	2	(2)	—
Assets held for sale	—	—	—	1
Changes in unrealized net capital gains and losses reported in OCI	$(3)	$3	$(4)	$—

Financial instruments not carried at fair value
($ in millions)		June 30, 2022		December 31, 2021
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$848	$821	$821	$853
Bank loans	Level 3	868	847	1,574	1,634

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$53	$53	$55	$55
Long-term debt	Level 2	7,970	7,711	7,976	9,150
Liability for collateral	Level 2	2,032	2,032	1,444	1,444
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 7	Derivative Financial Instruments
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
In connection with the sale of ALIC and certain affiliates, the sale agreement includes a provision related to contingent consideration that may be earned over a ten-year period commencing on January 1, 2026 and ending January 1, 2035. The contingent consideration is determined annually based on the average 10-year Treasury rate over the preceding 3-year period compared to a designated rate. The contingent consideration meets the definition of a derivative and is accounted for on a fair value basis with periodic changes in fair value reflected in earnings. As of June 30, 2022, the Company recorded $108 million in other assets related to this derivative. For the three and six months ended June 30, 2022, the Company recorded gains of $31 million and $43 million, respectively, in operating costs and expenses related to valuation of this contingent consideration.
Second Quarter 2022 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of June 30, 2022
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	3,484	$3	$3	$—
Equity and index contracts
Options	Other investments	n/a	1,334	39	39	—
Foreign currency contracts
Foreign currency forwards	Other investments	$111	n/a	(1)	1	(2)
Embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Contingent consideration	Other assets	250	n/a	108	108	—
Credit default contracts
Credit default swaps – buying protection	Other investments	1,508	n/a	13	14	(1)
Total asset derivatives		$2,619	4,818	$162	$165	$(3)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	45,044	$(38)	$—	$(38)
Equity and index contracts
Options	Other liabilities & accrued expenses	n/a	1,212	(19)	—	(19)
Futures	Other liabilities & accrued expenses	n/a	1,204	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$666	n/a	47	52	(5)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	39	n/a	—	—	—
Credit default swaps – selling protection	Other liabilities & accrued expenses	450	n/a	—	—	—
Total liability derivatives		1,155	47,460	(11)	$52	$(63)
Total derivatives		$3,774	52,278	$151
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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2022
Asset derivatives	$54	$(55)	$2	$1	$—	$1
Liability derivatives	(8)	55	(49)	(2)	—	(2)

December 31, 2021
Asset derivatives	$23	$(24)	$2	$1	$—	$1
Liability derivatives	(10)	24	(17)	(3)	—	(3)
(1)All OTC derivatives are subject to enforceable master netting agreements.
Second Quarter 2022 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2022
Interest rate contracts	$158	$—	$158
Equity and index contracts	53	(34)	19
Contingent consideration	—	31	31
Foreign currency contracts	37	(2)	35
Credit default contracts	24	—	24
Total	$272	$(5)	$267

Six months ended June 30, 2022
Interest rate contracts	$474	$—	$474
Equity and index contracts	56	(47)	9
Contingent consideration	—	43	43
Foreign currency contracts	44	(2)	42
Credit default contracts	16	—	16
Total	$590	$(6)	$584

Three months ended June 30, 2021
Interest rate contracts	$2	$—	$2
Equity and index contracts	(6)	14	8
Foreign currency contracts	(2)	—	(2)
Credit default contracts	1	—	1
Total return swaps - fixed income	2	—	2
Total	$(3)	$14	$11

Six months ended June 30, 2021
Interest rate contracts	$1	$—	$1
Equity and index contracts	(8)	30	22
Foreign currency contracts	8	—	8
Credit default contracts	5	—	5
Total return swaps - fixed income	2	—	2
Total	$8	$30	$38
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

OTC cash and securities collateral pledged
($ in millions)	June 30, 2022
Pledged by the Company	$3
Pledged to the Company (1)	50
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
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	June 30, 2022				December 31, 2021
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	3	$436	$28	$—	1	$199	$7	$—
A	1	296	20	—	1	367	9	—
Total	4	$732	$48	$—	2	$566	$16	$—
(1)    Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)    Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	June 30, 2022
Pledged by the Company	$254
Received by the Company	15
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
The following table summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	June 30, 2022	December 31, 2021
Gross liability fair value of contracts containing credit-risk-contingent features	$5	$8
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(5)	(7)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$1
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
Second Quarter 2022 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2022
Single name
Corporate debt	$—	$—	$—	$—	$—	$—	$—
Index
Corporate debt	7	11	72	277	83	450	—
Total	$7	$11	$72	$277	$83	$450	$—

December 31, 2021
Single name
Corporate debt	$—	$—	$—	$—	$5	$5	$—
Index
Corporate debt	2	4	46	190	8	250	6
Total	$2	$4	$46	$190	$13	$255	$6
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
32 www.allstate.com

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
The Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges. In addition, as of June 30, 2022 and December 31, 2021, the Company holds interests of $123 million in the form of surplus notes included in other liabilities and expenses on the Statement of Assets and Liabilities of the Reciprocal Exchanges that provide capital to the Reciprocal Exchanges and would absorb any expected losses. The Company is therefore the primary beneficiary.
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company.
The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $41 million and $83 million of earned premiums for the three and six months ended June 30, 2022, respectively, compared to $45 million and $90 million for the three and six months ended June 30, 2021, respectively.
Claims and claims expenses were $26 million and $60 million for the three and six months ended June 30, 2022, respectively, compared to $29 million and $67 million for the three and six months ended June 30, 2021, respectively.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	June 30, 2022	December 31, 2021
Assets
Fixed income securities	$327	$324
Short-term investments	20	30
Deferred policy acquisition costs	14	15
Premium installment and other receivables, net	39	42
Reinsurance recoverables, net	93	114
Other assets	56	82
Total assets	549	607
Liabilities
Reserve for property and casualty insurance claims and claims expense	204	226
Unearned premiums	169	175
Other liabilities and expenses	273	265
Total liabilities	$646	$666

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns, it applies actuarial judgment in the determination and selection of development factors to be more reflective of the new trends. For example, the Coronavirus has had a significant impact on driving patterns and auto frequency. Supply chain disruptions have resulted in higher parts costs, used car values and longer time to claim resolution, which have combined with labor shortages to increase physical damage loss costs. Medical inflation, treatment trends and higher severity of claims with attorney representation have also increased liability losses. These factors may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability. Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, the rate of distracted driving, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and
Second Quarter 2022 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

auto repair sectors, the effectiveness and efficiency of claim practices and changes in mix of claim types. The Company mitigates these effects through various loss management programs. When such changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves.
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

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Six months ended June 30,
($ in millions)	2022	2021
Balance as of January 1	$33,060	$27,610
Less recoverables (1)	(9,479)	(7,033)
Net balance as of January 1	23,581	20,577
National General acquisition as of January 4, 2021	—	1,797
Incurred claims and claims expense related to:
Current year	16,585	13,476
Prior years	604	(226)
Total incurred	17,189	13,250
Claims and claims expense paid related to:
Current year	(7,753)	(6,919)
Prior years	(7,691)	(6,134)
Total paid	(15,444)	(13,053)
Net balance as of June 30	25,326	22,571
Plus recoverables	8,950	9,066
Balance as of June 30	$34,276	$31,637
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $1.57 billion and $1.54 billion in the six months ended June 30, 2022 and 2021, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2022 (2)	2021	2022	2021 (3) (4)	2022	2021
Three months ended June 30,
Auto	$275	$(29)	$(38)	$(4)	$237	$(33)
Homeowners	47	(7)	85	37	132	30
Other personal lines	(5)	(3)	3	4	(2)	1
Commercial lines	91	18	1	—	92	18
Run-off Property-Liability	3	1	—	—	3	1
Protection Services	(3)	(2)	—	—	(3)	(2)
Total prior year reserve reestimates	$408	$(22)	$51	$37	$459	$15

Six months ended June 30,
Auto	$426	$(46)	$(47)	$(23)	$379	$(69)
Homeowners	44	(2)	78	(171)	122	(173)
Other personal lines	(16)	(3)	7	(14)	(9)	(17)
Commercial lines	111	31	—	2	111	33
Run-off Property-Liability	4	2	—	—	4	2
Protection Services	(3)	(2)	—	—	(3)	(2)
Total prior year reserve reestimates	$566	$(20)	$38	$(206)	$604	$(226)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Unfavorable reserve reestimates for personal auto are primarily from physical damage and bodily injury coverages. Increases in physical damage reflect the ongoing inflationary factors and supply chain shortages impacting used vehicle and parts prices, labor rates and length of claim resolution, which contributed to the adverse development of claims reported in prior years but settled in 2022. Increases in injury coverages reflect the ongoing impacts of more severe auto accidents, increased medical inflation, higher consumption of medical treatment and the increased prevalence and severity of claims with attorney representation. Unfavorable reserve reestimates for commercial auto during the second quarter are primarily from shared economy business written in states which Allstate has exited.
(3)Included approximately $50 million and $200 million of estimated recoveries related to Nationwide Aggregate Reinsurance Program cover for aggregate catastrophe losses occurring between April 1, 2020 and December 31, 2020, for the three and six months ended 2021, respectively, which primarily impacted homeowners reestimates.
(4)Included approximately $110 million favorable subrogation settlements arising from the Woolsey wildfire, which primarily impacted homeowners reestimates, for the six months ended 2021.

Note 10	Reinsurance and Indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Property and casualty insurance premiums earned	$(456)	$(538)	$(883)	$(1,046)
Accident and health insurance premiums and contract charges	(9)	(24)	(17)	(48)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Property and casualty insurance claims and claims expense (1) (2)	$(406)	$(158)	$(515)	$(1,751)
Accident, health and other policy benefits	(9)	(26)	(16)	(55)
(1)Ceded losses incurred included $44 million and $450 million related to the Michigan Catastrophic Claims Association for the six months ended June 30, 2022 and 2021, respectively.
(2)Included approximately $675 million of ceded losses related to the Nationwide Catastrophe Reinsurance Program for the six months ended June 30, 2021.
Second Quarter 2022 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	June 30, 2022	December 31, 2021
Property and casualty
Paid and due from reinsurers and indemnitors	$285	$391
Unpaid losses estimated (including IBNR)	8,950	9,479
Total property and casualty	$9,235	$9,870

Accident and health insurance	141	154
Total	$9,376	$10,024

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Property and casualty (1) (2)
Beginning balance	$(66)	$(60)	$(66)	$(59)
Increase in the provision for credit losses	—	—	—	(1)
Write-offs	—	—	—	—
Ending balance	$(66)	$(60)	$(66)	$(60)

Accident and health insurance
Beginning balance	$(8)	$(1)	$(8)	$(1)
Increase in the provision for credit losses	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$(8)	$(1)	$(8)	$(1)
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
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $1 million and $71 million during the three months ended June 30, 2022 and 2021, respectively, and $13 million and $122 million during the six months ended June 30, 2022 and 2021, respectively.
Restructuring expenses during the second quarter and first six months of 2022 are primarily due to the future work environment. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Future work environment
($ in millions)
Expected program charges	$110
2021 expenses	(131)
2022 expenses	(14)
Change in estimated program costs	47
Remaining program charges	$12
These charges are primarily recorded in the Allstate Protection segment. Exit costs of this program reflect real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated. The Company expects that the majority of these actions will be completed in 2022.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2021	$14	$7	$21
Expense incurred	4	17	21
Adjustments to liability	(8)	—	(8)
Payments and non-cash charges	(6)	(17)	(23)
Restructuring liability as of June 30, 2022	$4	$7	$11
As of June 30, 2022, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $4 million for employee costs and $140 million for exit costs.

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
Second Quarter 2022 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

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
The aggregate liability balance related to all guarantees was not material as of June 30, 2022.
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
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $178 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. There is a pending putative class action, Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla., filed January 2019; appeal pending, 11th Circuit Court of Appeals), where the federal district court denied class certification and plaintiff’s request to file a renewed motion for class certification. In Revival, on June 2, 2022, the 11th Circuit certified to the Florida Supreme Court Allstate’s appeal of the federal district court’s interpretation of the state personal injury protection statute. The 11th Circuit is holding determination on plaintiff’s class certification appeal pending the outcome of the Florida Supreme Court certification. The Company is also defending litigation involving individual plaintiffs.
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the
Second Quarter 2022 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio, filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio, filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio, filed March 2020); Ferguson-Luke et al. v. Allstate Property and Casualty Insurance Company (N.D. Ohio, filed April 2020); Clark v. Allstate Vehicle and Property Insurance Company (Circuit Court of Independence Co., Ark., filed February 2016); Mitchell, et al. v. Allstate Vehicle and Property Insurance Company, et al. (S.D. Ala., filed August 2021); Shahan v. Allstate Vehicle and Property Insurance Company (W.D. La. filed May 2022); and Sims, et al. v. Allstate Fire and Casualty Insurance Company, et al. (W.D. Tex. filed June 2022). No classes have been certified in any of these matters. A class settlement received final approval by the court in Huey v. Allstate Vehicle and Property Insurance Company (N.D. Miss., filed October 2019), and a settlement-in-principle has been reached in Thaxton v. Allstate Indemnity Company (Madison Co., Ill., filed July 2020); and Hester v. Allstate Vehicle and Property Insurance Company (St. Clair Co., Ill., filed June 2020).
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
Plaintiffs further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification. The court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative and on September 12, 2018, the amended complaint was filed. A class was certified on March 26, 2019, vacated by the U.S. Court of Appeals for the Seventh Circuit on July 16, 2020 and remanded for further consideration by the district
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

court. On December 21, 2020, the district court again granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. Defendants’ petition for permission to appeal this ruling was denied on January 28, 2021. Following the close of discovery defendants moved for summary judgment on March 23, 2022. On July 26, 2022 the court entered its order granting summary judgment in part (as to plaintiffs’ claims relating to certain statements made in October 2014) and denying it as to the remainder of plaintiffs’ claims. The court scheduled a pre-trial conference for August 24, 2022.
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

Note 13	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Pension benefits
Service cost	$28	$25	$57	$51
Interest cost	52	52	98	98
Expected return on plan assets	(100)	(109)	(210)	(226)
Amortization of prior service credit	(12)	(12)	(25)	(25)
Costs and expenses	(32)	(44)	(80)	(102)
Remeasurement of projected benefit obligation	(421)	245	(1,173)	(267)
Remeasurement of plan assets	699	(388)	1,228	(167)
Remeasurement (gains) losses	278	(143)	55	(434)
Pension net cost (benefit)	$246	$(187)	$(25)	$(536)

Postretirement benefits
Service cost	$1	$1	$1	$1
Interest cost	2	2	4	4
Amortization of prior service credit	(6)	(7)	(12)	(13)
Costs and expenses	(3)	(4)	(7)	(8)
Remeasurement of projected benefit obligation	(19)	9	(43)	(10)
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	(19)	9	(43)	(10)
Postretirement net (benefit) cost	$(22)	$5	$(50)	$(18)

Pension and postretirement benefits
Costs and expenses	$(35)	$(48)	$(87)	$(110)
Remeasurement (gains) losses	259	(134)	12	(444)
Total net cost (benefit)	$224	$(182)	$(75)	$(554)
Differences between expected and actual returns on plan assets and changes in assumptions affect the Company’s pension and other postretirement obligations, plan assets and expenses.
Pension and other postretirement service cost, interest cost, expected return on plan assets and amortization of prior service credit are reported in property and casualty insurance claims and claims expense, operating costs and expenses, net investment income and (if applicable) restructuring and related charges on the Condensed Consolidated Statements of Operations.
Second Quarter 2022 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

Pension and postretirement benefits remeasurement gains and losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$(420)	$178	$(1,005)	$(239)
Other assumptions	(20)	76	(211)	(38)
Remeasurement of plan assets (gains) losses	699	(388)	1,228	(167)
Remeasurement (gains) losses	$259	$(134)	$12	$(444)
Remeasurement losses for the second quarter and first six months of 2022 are primarily related to unfavorable asset performance compared to expected return on plan assets, partially offset by a reduction in the projected benefit obligation due to an increase in the liability discount rate and changes in other assumptions.
The weighted average discount rate used to measure the benefit obligation increased to 4.92% at June 30, 2022 compared to 3.97% at March 31, 2022 and 2.93% at December 31, 2021 resulting in gains for the second quarter and first six months of 2022.
Remeasurement gains for other assumptions in the second quarter and first six months of 2022 are primarily related to an increase in the long-term lump sum interest rate.
For the second quarter and first six months of 2022, the actual return on plan assets was lower than the expected return due to higher interest rates, widening credit spreads and weak equity market performance.

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $51 million and $15 million related to mergers and exchanges completed with equity and fixed income securities, limited partnerships, and modifications of other investments for the six months ended June 30, 2022 and 2021, respectively.
Non-cash financing activities include $64 million and $51 million related to the issuance of Allstate common shares for vested equity awards for the six months ended June 30, 2022 and 2021, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $83 million and $91 million for the six months ended June 30, 2022 and 2021, respectively. Non-cash operating activities include $16 million and $92 million related to right-of-use assets obtained in exchange for lease obligations for the six months ended June 30, 2022 and 2021, respectively.
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

($ in millions)	Six months ended June 30,
	2022	2021
Net change in proceeds managed
Net change in fixed income securities	$(373)	$—
Net change in short-term investments	(203)	(583)
Operating cash flow (used)	(576)	(583)
Net change in cash	(12)	2
Net change in proceeds managed	$(588)	$(581)

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of period	$(1,444)	$(914)
Liabilities for collateral, end of period	(2,032)	(1,495)
Operating cash flow provided	$588	$581
42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 15	Other Comprehensive Income

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,771)	$375	$(1,396)	$706	$(149)	$557
Less: reclassification adjustment of realized capital gains and losses	(320)	67	(253)	93	(20)	73
Unrealized net capital gains and losses	(1,451)	308	(1,143)	613	(129)	484
Unrealized foreign currency translation adjustments	(59)	12	(47)	(4)	1	(3)
Unamortized pension and other postretirement prior service credit (1)	(19)	4	(15)	(18)	4	(14)
Other comprehensive (loss) income	$(1,529)	$324	$(1,205)	$591	$(124)	$467

	Six months ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(3,920)	$834	$(3,086)	$(1,007)	$215	$(792)
Less: reclassification adjustment of realized capital gains and losses	(443)	93	(350)	283	(59)	224
Unrealized net capital gains and losses	(3,477)	741	(2,736)	(1,290)	274	(1,016)
Unrealized foreign currency translation adjustments	(59)	12	(47)	39	(8)	31
Unamortized pension and other postretirement prior service credit (1)	(38)	8	(30)	(37)	8	(29)
Other comprehensive (loss) income	$(3,574)	$761	$(2,813)	$(1,288)	$274	$(1,014)
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
Second Quarter 2022 Form 10-Q 43

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2022, the related condensed consolidated statements of operations, comprehensive income and shareholders’ equity for the three-month and six-month periods ended June 30, 2022 and 2021, and cash flows for the six month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 3, 2022
44 www.allstate.com

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
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have moderated, but there is no way of predicting with certainty how long the pandemic might last. We continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to our operations, but the effects have been and could be material.
Certain growth and profitability comparisons to the prior year were impacted, in part, by the effects the Coronavirus had on our prior year results. Beginning in March 2020, when shelter-in-place orders and other restrictions were initiated, and throughout 2021, we experienced lower auto accident claim frequency and different claim patterns than historically experienced. Total auto claim frequency has increased through the first six months of 2022 and during 2021, but remains below pre-pandemic levels.
The Coronavirus has affected our operations and may continue to significantly affect our results of operations, financial condition and liquidity. The impact from the pandemic should be considered when comparing the current period to the prior period, including:
•Sales of new and retention of existing policies
•Rate increases and average gross premiums
•Supply chain disruptions and labor shortages increasing the cost of settling claims
•Premium for transportation network products
•Driving behavior and auto accident frequency
•Hospital and outpatient claim costs
•Investment valuations and returns
•Bad debt and credit allowance exposure
•Consumer utilization of Milewise®, our pay-per-mile insurance product
•Retail sales in Allstate Protection Plans
This list is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to the impacts of the Coronavirus on our 2022 results.
Russia/Ukraine Conflict
The Russia-Ukraine war and related sanctions imposed as a result of this conflict have increased global economic and political uncertainty, including inflationary pressures and an increased risk of cybersecurity incidents. Allstate does not have operations or direct investments in Russia, Belarus or Ukraine. The conflict is evolving, but we have not experienced significant impacts to date on our investment portfolio, financial position, or results of operations.
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

Second Quarter 2022 Form 10-Q 45

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
In 2021 and prior periods, the assets and liabilities of the businesses were reclassified as held for sale and results were presented as discontinued operations.
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

46 www.allstate.com

Highlights

Consolidated net income
($ in millions)

Q1	Q2

Consolidated net loss applicable to common shareholders was $1.04 billion and $412 million in the second quarter and first six months of 2022, respectively, compared to income of $1.60 billion and $187 million in the second quarter and first six months of 2021 primarily due to higher non-catastrophe losses and equity valuation decreases, partially offset by increased Property-Liability premiums earned and the loss from discontinued operations in the first six months of 2021.

For the twelve months ended June 30, 2022, return on Allstate common shareholders’ equity was 4.0%, a decrease of 11.3 points from 15.3% for the twelve months ended June 30, 2021.

Total revenue
($ in millions)

Total revenue decreased 3.4% to $12.22 billion and decreased 2.2% to $24.56 billion in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021, driven by net losses on investments and derivatives in 2022 compared to net gains in 2021 and decreases in net investment income, partially offset by 8.8% and 7.7% increases in property and casualty insurance premiums earned in the second quarter and first six months of 2022, respectively.
Insurance premiums earned increased for Property-Liability and Protection Services.

Net investment income
($ in millions)

Net investment income decreased $412 million to $562 million in the second quarter of 2022 and decreased $526 million to $1.16 billion in the first six months of 2022 compared to the same periods of 2021. The decrease in both periods was primarily due to lower performance-based investment results, mainly from limited partnerships. The decrease in the second quarter was slightly offset by higher market-based fixed income portfolio yields.

Second Quarter 2022 Form 10-Q 47

Financial highlights
Investments totaled $61.06 billion as of June 30, 2022, decreasing from $64.70 billion as of December 31, 2021.
Allstate shareholders’ equity As of June 30, 2022, Allstate shareholders’ equity was $20.12 billion.
Book value per common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $66.15, a decrease of 23.4% from $86.33 as of June 30, 2021, and a decrease of 18.9% from $81.52 as of December 31, 2021.
Return on average Allstate common shareholders’ equity For the twelve months ended June 30, 2022, return on Allstate common shareholders’ equity was 4.0%, a decrease of 11.3 points from 15.3% for the twelve months ended June 30, 2021. The decrease was primarily due to lower net income applicable to common shareholders for the trailing twelve-month period ending June 30, 2022.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement losses of $259 million and $12 million in the second quarter and first six months of 2022, respectively, primarily related to unfavorable asset performance compared to expected return on plan assets, partially offset by a reduction in the projected benefit obligation due to an increase in the liability discount rate and changes in other assumptions.
Summarized consolidated financial results

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Revenues
Property and casualty insurance premiums	$11,362	$10,444	$22,343	$20,751
Accident and health insurance premiums and contract charges	466	447	935	902
Other revenue	563	494	1,123	1,049
Net investment income	562	974	1,156	1,682
Net gains (losses) on investments and derivatives	(733)	287	(1,000)	713
Total revenues	12,220	12,646	24,557	25,097

Costs and expenses
Property and casualty insurance claims and claims expense	(9,367)	(7,207)	(17,189)	(13,250)
Shelter-in-Place Payback expense	—	(29)	—	(29)
Accident, health and other policy benefits	(269)	(252)	(538)	(494)
Amortization of deferred policy acquisition costs	(1,619)	(1,545)	(3,231)	(3,068)
Operating, restructuring and interest expenses	(1,934)	(1,845)	(3,931)	(3,713)
Pension and other postretirement remeasurement gains (losses)	(259)	134	(12)	444
Amortization of purchased intangibles	(87)	(105)	(174)	(158)
Total costs and expenses	(13,535)	(10,849)	(25,075)	(20,268)

(Loss) income from operations before income tax expense	(1,315)	1,797	(518)	4,829

Income tax benefit (expense)	291	(362)	140	(988)

Net (loss) income from continuing operations	(1,024)	1,435	(378)	3,841

Income (loss) from discontinued operations, net of tax	—	196	—	(3,597)

Net (loss) income	(1,024)	1,631	(378)	244

Less: Net (loss) income attributable to noncontrolling interest	(9)	6	(19)	—

Net (loss) income attributable to Allstate	(1,015)	1,625	(359)	244

Preferred stock dividends	(27)	(30)	(53)	(57)

Net (loss) income applicable to common shareholders	$(1,042)	$1,595	$(412)	$187

48 www.allstate.com

Segment highlights
Allstate Protection underwriting loss was $861 million in the second quarter of 2022, compared to underwriting income of $431 million in the second quarter of 2021. Underwriting loss totaled $579 million in the first six months of 2022 compared to underwriting income of $2.09 billion in the first six months of 2021. The decrease in both periods was primarily due to higher non-catastrophe losses, primarily in auto, and unfavorable non-catastrophe reserve reestimates, partially offset by increased premiums. We are executing a comprehensive plan to improve profitability, including broadly raising auto and home insurance rates, reducing expenses, advertising and growth investments, implementing underwriting restrictions in underperforming states and executing claims operating actions to manage loss costs.
Catastrophe losses were $1.11 billion and $1.57 billion in the second quarter and first six months of 2022, respectively, compared to $952 million and $1.54 billion in the second quarter and first six months of 2021, respectively.
Premiums written increased 11.5% to $11.51 billion and 10.8% to $22.27 billion in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021, reflecting higher premiums in both Allstate and National General brands.
Protection Services adjusted net income was $43 million in the second quarter of 2022 compared to $56 million in the second quarter of 2021. Adjusted net income was $96 million in the first six months of 2022 compared to $105 million in the first six months of 2021. The decrease in both periods was due to investments in geographic and product expansion at Allstate Protection Plans and increased severity at Allstate Roadside.
Premiums and other revenue increased 10.7% or $56 million in the second quarter of 2022 and 12.9% or $132 million in the first six months of 2022 compared to the same periods of 2021, primarily due to Allstate Protection Plans.
Allstate Health and Benefits adjusted net income was $65 million in the second quarter of 2022 compared to $62 million in the second quarter 2021, primarily due to an increase in group health revenues, partially offset by an increase in individual health claims. Adjusted net income was $118 million in the first six months of 2022 compared to $127 million in the first six months of 2021, primarily due to increases in individual and group health claims, partially offset by lower employer voluntary benefits claim utilization.
Premiums and contract charges increased 4.3% to $466 million in the second quarter of 2022 and 3.7% to $935 million in the first six months of 2022 compared to the same periods of 2021, primarily due to growth in individual and group health.

Second Quarter 2022 Form 10-Q 49

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
We have also calculated the following impacts of specific items on the GAAP operating ratios because of the volatility of these items between periods. The impacts are calculated by taking the specific items noted below divided by Property-Liability premiums earned:
•Effect of catastrophe losses on combined ratio: includes catastrophe losses and prior year reserve reestimates of catastrophe losses, included in claims and claims expense
•Effect of prior year reserve reestimates on combined ratio
•Effect of amortization of purchased intangibles on combined ratio
•Effect of restructuring and related charges on combined ratio
•Effect of Shelter-in-Place Payback expense on combined and expense ratios.
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
•Percent change in frequency or paid claim severity statistics is calculated as the amount of increase or decrease in gross claim frequency or paid claim
50 www.allstate.com

Property-Liability Operations

severity in the current period compared to the same period in the prior year, divided by the prior year gross claim frequency or paid claim severity.
•Percent change in report year incurred claim severity statistic is calculated as the amount of increase or decrease in report year incurred claim severity recorded in the year-to-date period divided by the current estimate of the prior report year incurred claim severity.

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions, except ratios)	2022	2021	2022	2021
Premiums written	$11,509	$10,323	$22,270	$20,091
Premiums earned	$10,874	$10,009	$21,372	$19,905
Other revenue	355	321	702	706
Claims and claims expense	(9,231)	(7,103)	(16,933)	(13,048)
Shelter-in-Place Payback expense	—	(29)	—	(29)
Amortization of DAC	(1,355)	(1,319)	(2,703)	(2,622)
Other costs and expenses	(1,450)	(1,313)	(2,895)	(2,638)
Restructuring and related charges (1)	2	(66)	(10)	(98)
Amortization of purchased intangibles	(59)	(71)	(117)	(90)
Underwriting (loss) income	$(864)	$429	$(584)	$2,086

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$1,057	$915	$1,532	$1,748
Catastrophe reserve reestimates (2)	51	37	38	(206)
Total catastrophe losses	$1,108	$952	$1,570	$1,542

Non-catastrophe reserve reestimates (2)	411	(20)	569	(18)
Prior year reserve reestimates (2)	462	17	607	(224)

GAAP operating ratios
Loss ratio	84.9	71.0	79.2	65.5
Expense ratio (3)	23.0	24.7	23.5	24.0
Combined ratio	107.9	95.7	102.7	89.5
Effect of catastrophe losses on combined ratio	10.2	9.5	7.3	7.7
Effect of prior year reserve reestimates on combined ratio	4.2	0.2	2.9	(1.1)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.4	0.4	0.2	(1.0)
Effect of restructuring and related charges on combined ratio (1)	—	0.6	—	0.5
Effect of amortization of purchased intangibles on combined ratio	0.5	0.7	0.5	0.5
Effect of Shelter-in-Place Payback expense on combined and expense ratios	—	0.3	—	0.1
Effect of Run-off Property-Liability business on combined ratio	—	—	—	—
(1)Restructuring and related charges for the second quarter and first six months of 2022 primarily related to future work environment. See Note 11 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
Second Quarter 2022 Form 10-Q 51

Segment Results Allstate Protection
Allstate Protection Segment

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Premiums written	$11,509	$10,323	$22,270	$20,091
Premiums earned	$10,874	$10,009	$21,372	$19,905
Other revenue	355	321	702	706
Claims and claims expense	(9,228)	(7,102)	(16,929)	(13,046)
Shelter-in-Place Payback expense	—	(29)	—	(29)
Amortization of DAC	(1,355)	(1,319)	(2,703)	(2,622)
Other costs and expenses	(1,450)	(1,313)	(2,894)	(2,636)
Restructuring and related charges	2	(65)	(10)	(97)
Amortization of purchased intangibles	(59)	(71)	(117)	(90)
Underwriting (loss) income	$(861)	$431	$(579)	$2,091
Catastrophe losses	$1,108	$952	$1,570	$1,542
Underwriting loss was $861 million and $579 million in the second quarter and first six months of 2022, respectively, compared to underwriting income of $431 million and $2.09 billion in the second quarter and first six months of 2021, respectively, primarily due to higher non-catastrophe losses, primarily in auto, and unfavorable non-catastrophe reserve reestimates, partially offset by increased premiums. We are executing a comprehensive plan to improve profitability, including broadly raising auto and home insurance rates, reducing expenses, advertising and growth investments, implementing underwriting restrictions in underperforming states and executing claims operating actions to manage loss costs.

Change in underwriting results from the prior period - three months ended
($ in millions)

Change in underwriting results from the prior period - six months ended
($ in millions)

52 www.allstate.com

Allstate Protection Segment Results

Underwriting income (loss) by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2022	2021	2022	2021	2022	2021
Three months ended June 30,
Auto (1)	$(578)	$364	$—	$30	$(578)	$394
Homeowners (2)	(132)	7	(54)	(14)	(186)	(7)
Other personal lines	5	40	6	(1)	11	39
Commercial lines	(145)	(25)	10	—	(135)	(25)
Other business lines (3)	25	28	—	—	25	28
Answer Financial	—	—	—	—	2	2
Total	$(825)	$414	$(38)	$15	$(861)	$431

Six months ended June 30,
Auto (1)	$(715)	$1,567	$(10)	$154	$(725)	$1,721
Homeowners (2)	236	269	(12)	(8)	224	261
Other personal lines	23	65	6	7	29	72
Commercial lines	(164)	(27)	7	—	(157)	(27)
Other business lines (3)	46	55	—	—	46	55
Answer Financial	—	—	—	—	4	9
Total	$(574)	$1,929	$(9)	$153	$(579)	$2,091
(1)2021 results include certain National General commercial lines insurance products.
(2)2021 results include National General packaged policies, which include auto, and commercial lines insurance products.
(3)Other business lines represents commissions earned and other costs and expenses for Ivantage and non-proprietary life and annuity products.
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

Premiums written by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2022	2021	2022	2021	2022	2021
Three months ended June 30,
Auto	$6,374	$5,952	$1,096	$866	$7,470	$6,818
Homeowners	2,665	2,313	468	409	3,133	2,722
Other personal lines	576	539	33	40	609	579
Commercial lines	247	204	50	—	297	204
Total premiums written	$9,862	$9,008	$1,647	$1,315	$11,509	$10,323

Six months ended June 30,
Auto	$12,682	$12,012	$2,350	$1,818	$15,032	$13,830
Homeowners	4,685	4,040	849	765	5,534	4,805
Other personal lines	1,045	976	68	79	1,113	1,055
Commercial lines	485	401	106	—	591	401
Total premiums written	$18,897	$17,429	$3,373	$2,662	$22,270	$20,091
Second Quarter 2022 Form 10-Q 53

Segment Results Allstate Protection

Premiums earned by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2022	2021	2022	2021	2022	2021
Three months ended June 30,
Auto	$6,253	$6,036	$1,095	$847	$7,348	$6,883
Homeowners	2,281	2,032	405	379	2,686	2,411
Other personal lines	510	482	35	37	545	519
Commercial lines	244	196	51	—	295	196
Total premiums earned	$9,288	$8,746	$1,586	$1,263	$10,874	$10,009

Six months ended June 30,
Auto	$12,326	$12,050	$2,103	$1,642	$14,429	$13,692
Homeowners	4,491	4,040	798	763	5,289	4,803
Other personal lines	1,006	951	70	73	1,076	1,024
Commercial lines	476	386	102	—	578	386
Total premiums earned	$18,299	$17,427	$3,073	$2,478	$21,372	$19,905

Reconciliation of premiums written to premiums earned
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Total premiums written	$11,509	$10,323	$22,270	$20,091
(Increase) decrease in unearned premiums	(599)	(312)	(857)	(592)
Other	(36)	(2)	(41)	406
Total premiums earned	$10,874	$10,009	$21,372	$19,905

Policies in force by brand and by line of business
	Allstate brand		National General		Allstate Protection
PIF (thousands)	2022	2021	2022	2021	2022	2021
Auto	21,979	21,920	4,213	3,694	26,192	25,614
Homeowners	6,566	6,459	631	652	7,197	7,111
Other personal lines	4,632	4,525	287	291	4,919	4,816
Commercial lines	206	213	105	109	311	322
Total	33,383	33,117	5,236	4,746	38,619	37,863
Auto insurance premiums written increased 9.6% or $652 million in the second quarter of 2022 compared to the second quarter of 2021 and 8.7% or $1.2 billion in the first six months of 2022 compared to the first six months of 2021, primarily due to the following factors:
•Increased average premiums driven by rate increases. In the six months ended June 30, 2022, rate increases of 9.5% were taken for Allstate brand in 48 locations, resulting in total Allstate brand insurance premium impact of 6.1%, and 9.0% were taken for National General brand in 29 locations, resulting in total National General brand insurance premium impact of 4.7%, to improve underwriting results. Rate increases may accelerate in the second half of 2022
•Renewal ratio increased 0.4 and 0.6 points in the second quarter and first six months of 2022, respectively, compared to the second quarter and first six months of 2021 and remains flat compared to prior quarter
•PIF increased 2.3% or 578 thousand to 26,192 thousand as of June 30, 2022 compared to June 30, 2021 due to growth in National General, including SafeAuto acquisition, and Allstate brand
•The impact of the ongoing rate actions may have an adverse effect on the renewal ratio and future PIF growth
•Increased new issued applications driven by direct channel, including the acquisition of SafeAuto, and growth in the independent agency channel
54 www.allstate.com

Allstate Protection Segment Results

Auto premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	959	926	3.6%	1,923	1,855	3.7%
National General	672	495	35.8%	1,390	1,037	19.0%
Total new issued applications	1,631	1,421	14.8%	3,313	2,892	14.6%

Allstate Protection by channel
Exclusive agency channel	619	620	(0.2)%	1,218	1,233	(1.2)%
Direct channel	571	435	31.3%	1,202	890	35.1%
Independent agency channel	441	366	20.5%	893	769	16.1%
Total new issued applications	1,631	1,421	14.8%	3,313	2,892	14.6%

Allstate brand average premium	$644	$600	7.3%	$635	$604	5.1%
Allstate brand renewal ratio (%)	87.5	87.1	0.4	87.5	86.9	0.6
Homeowners insurance premiums written increased 15.1% or $411 million in the second quarter of 2022 compared to the second quarter of 2021 and increased 15.2% or $729 million in the first six months of 2022 compared to the first six months of 2021, primarily due to the following factors:
•Higher Allstate brand average premiums from approved rate increases and inflation adjustments to premium due to higher insured home valuations
•Increased new issued applications driven by growth in the independent agency and direct channels

Homeowners premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	263	258	1.9%	498	478	4.2%
National General	40	27	48.1%	67	49	36.7%
Total new issued applications	303	285	6.3%	565	527	7.2%

Allstate Protection by channel
Exclusive agency channel	222	226	(1.8)%	423	421	0.5%
Direct channel	27	22	22.7%	50	38	31.6%
Independent agency channel	54	37	45.9%	92	68	35.3%
Total new issued applications	303	285	6.3%	565	527	7.2%

Allstate brand average premium	$1,590	$1,404	13.2%	$1,574	$1,384	13.7%
Allstate brand renewal ratio (%)	86.9	87.3	(0.4)	86.6	87.2	(0.6)
Other personal lines premiums written increased 5.2% or $30 million in the second quarter of 2022 compared to the second quarter of 2021 and increased 5.5% or $58 million in the first six months of 2022 compared to the first six months of 2021, primarily due to increases in condominiums, landlords and personal umbrella premiums for Allstate brand.
Commercial lines premiums written increased 45.6% or $93 million in the second quarter of 2022 compared to the second quarter of 2021 and increased 47.4% or $190 million in the first six months of 2022 compared to the first six months of 2021, primarily due to increased average premium and higher miles driven in our shared economy business.

Second Quarter 2022 Form 10-Q 55

Segment Results Allstate Protection
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2022	2021	2022	2021	2022	2021
Three months ended June 30,
Auto	84.9	68.7	23.0	25.6	107.9	94.3
Impact of Shelter-in-Place Payback expense	—	—	—	0.4	—	0.4
Homeowners	82.3	76.3	24.6	24.0	106.9	100.3
Other personal lines	74.9	68.0	23.1	24.5	98.0	92.5
Commercial lines	127.1	90.8	18.7	22.0	145.8	112.8

Total	84.9	71.0	23.0	24.7	107.9	95.7
Impact of amortization of purchased intangibles	—	—	0.5	0.7	0.5	0.7
Impact of Shelter-in-Place Payback expense	—	—	—	0.3	—	0.3
Impact of restructuring and related charges	—	—	—	0.6	—	0.6
Impact of Allstate Special Payment plan bad debt expense	—	—	—	(0.1)	—	(0.1)

Six months ended June 30,
Auto	81.3	63.0	23.7	24.4	105.0	87.4
Impact of Shelter-in-Place Payback expense	—	—	—	0.2	—	0.2
Homeowners	71.6	70.6	24.2	24.0	95.8	94.6
Other personal lines	73.5	68.1	23.8	24.9	97.3	93.0
Commercial lines	107.6	84.7	19.6	22.3	127.2	107.0

Total	79.2	65.5	23.5	24.0	102.7	89.5
Impact of amortization of purchased intangibles	—	—	0.5	0.5	0.5	0.5
Impact of Shelter-in-Place Payback expense	—	—	—	0.1	—	0.1
Impact of restructuring and related charges	—	—	—	0.5	—	0.5
Impact of Allstate Special Payment plan bad debt expense	—	—	—	(0.1)	—	(0.1)
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2022	2021	2022	2021	2022	2021	2022	2021
Three months ended June 30,
Auto	84.9	68.7	1.5	2.2	3.3	(0.5)	(0.5)	(0.1)
Homeowners	82.3	76.3	34.3	30.3	4.9	1.2	3.2	1.5
Other personal lines	74.9	68.0	13.0	11.9	(0.4)	0.2	0.5	0.7
Commercial lines	127.1	90.8	2.7	3.6	31.2	9.2	0.4	—
Total	84.9	71.0	10.2	9.5	4.2	0.2	0.4	0.4

Six months ended June 30,
Auto	81.3	63.0	1.0	1.3	2.6	(0.5)	(0.3)	(0.2)
Homeowners	71.6	70.6	24.7	25.5	2.3	(3.6)	1.5	(3.6)
Other personal lines	73.5	68.1	9.8	11.7	(0.8)	(1.6)	0.7	(1.4)
Commercial lines	107.6	84.7	1.4	3.9	19.2	8.5	—	0.5
Total	79.2	65.5	7.3	7.7	2.9	(1.1)	0.2	(1.0)
(1) The ten-year average effect of catastrophe losses on the total combined ratio was 11.4 points in the second quarter of 2022.

56 www.allstate.com

Allstate Protection Segment Results
Auto loss ratio increased 16.2 and 18.3 points in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021, primarily due to:
•Higher gross claim frequency in all coverages, as miles driven has rebounded toward pre-pandemic levels. While total frequency increased relative to the prior year quarter, it remains below pre-pandemic levels
•Increased severity for all coverages, driven by inflationary pressures and medical service utilization for bodily injury claims
•Unfavorable non-catastrophe prior year reserve reestimates in both physical damage and bodily injury coverages
The impacts of the Coronavirus affect frequency and severity statistics including:
•Supply chain disruptions and labor shortages
•Value of total losses due to higher used car prices
•Labor and part cost increases
•Unemployment levels
•Changes in commuting activity
•Driving behavior (e.g., speed, time of day) impacting mix of claim types
Property damage gross claim frequency for Allstate brand increased 7.1% and 12.3% in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021 due to factors including:
•Increases in miles driven compared to 2021 which was impacted by the pandemic
•While gross claim frequency has rebounded from the low in 2020, it is 15.5% below pre-pandemic levels of 2019 as auto miles driven, particularly during peak commuting hours, remains lower than pre-pandemic levels
Collision gross claim frequency for Allstate brand increased 5.1% and 9.8% in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021. While gross claim frequency has rebounded from the low in 2020, it is 9.4% below pre-pandemic levels of 2019.
Property damage estimated report year 2022 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased approximately 12% compared to report year 2021 and also increased approximately 22% compared to the 2021 recorded severity as of June 30, 2021.
Collision estimated report year 2022 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased approximately 16% compared to report year 2021 and also increased approximately 22% compared to the 2021 recorded severity as of June 30, 2021.
The increase in estimated report year 2022 incurred claim severity for both coverages is geographically widespread and is due to rising inflationary factors that began in the second quarter of
2021 impacting both repairable vehicles and total losses, including higher used car values, replacement part costs and labor rates, and higher costs to repair more sophisticated newer model vehicles.
Bodily injury estimated report year 2022 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased approximately 9% compared to report year 2021 and also increased approximately 16% compared to the 2021 recorded severity as of June 30, 2021. The increase is due to more severe auto accidents, higher consumption of medical treatment, increased severity of claims with attorney representation and higher medical care inflation.
Homeowners loss ratio increased 6.0 points in the second quarter compared to the same period of 2021 primarily due to higher catastrophe losses and severity, partially offset by increased premiums earned. Homeowners loss ratio increased 1.0 point in the first six months of 2022, compared to the same period of 2021, primarily due to higher severity and unfavorable reserve reestimates compared to favorable reserve reestimates in 2021, partially offset by increased premiums earned.

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)
Three months ended June 30, 2022
Gross claim frequency	(0.8)%
Paid claim severity	22.6

Six months ended June 30, 2022
Gross claim frequency	(2.7)%
Paid claim severity	24.0
Gross claim frequency decreased in the second quarter and first six months of 2022 compared to the same periods of 2021 primarily due to a decline in the wind/hail peril. Paid claim severity increased in the second quarter and first six months of 2022 compared to the same periods of 2021 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 6.9 and 5.4 points in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021, primarily due to higher non-catastrophe losses, partially offset by increased premiums earned.
Commercial lines loss ratio increased 36.3 and 22.9 points in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021, primarily due to higher auto severity and higher unfavorable non-catastrophe prior year reserve reestimates in the shared economy business, partially offset by increased premiums earned.

Second Quarter 2022 Form 10-Q 57

Segment Results Allstate Protection
Catastrophe losses increased 16.4% or $156 million in the second quarter of 2022 compared to the second quarter of 2021. Catastrophe losses increased 1.8% or $28 million in the first six months of 2022 compared to the first six months of 2021. Reinsurance recoveries in 2021 related to the Nationwide Aggregate Reinsurance Program for aggregate catastrophe losses occurring between April 1, 2020 and December 31, 2020, which primarily impacted homeowners reestimates.
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

Catastrophe losses by the type of event
	Three months ended June 30,				Six months ended June 30,
($ in millions)	Number of events	2022	Number of events	2021	Number of events	2022	Number of events	2021
Hurricanes/Tropical storms	—	$—	1	$6	—	$—	1	$6
Tornadoes	2	93	—	—	3	158	1	17
Wind/Hail	32	966	22	877	46	1,328	33	1,166
Wildfires	4	28	—	—	4	28	—	—
Freeze/other events	—	—	—	—	1	18	1	613
Prior year reserve reestimates		61		84		48		(7)
Prior year aggregate reinsurance recoveries		(10)		(47)		(10)		(199)
Current year aggregate reinsurance recoveries		—		(11)		—		(54)
Prior quarter reserve reestimates		(30)		43		—		—
Total catastrophe losses	38	$1,108	23	$952	54	$1,570	36	$1,542
Catastrophe reinsurance Our current catastrophe reinsurance program supports our risk tolerance framework which utilizes a modeled 1-in-100 annual aggregate limit for catastrophe losses from hurricanes, earthquakes and wildfires of $2.5 billion, net of reinsurance.
These reinsurance agreements are part of our catastrophe management strategy, which is intended to provide our shareholders with an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers.
During the second quarter of 2022, we completed the placement of our 2022-2023 Florida Excess Catastrophe Reinsurance Program (“Florida program”), National General Lender Services Standalone Program and the National General Reciprocal Excess Catastrophe Reinsurance Contract.
Florida program updates Our 2022 Florida program provides coverage up to $1.83 billion of loss less a $40 million retention. The Florida program includes reinsurance agreements placed in the traditional market, the Florida Hurricane Catastrophe Fund
(“FHCF”), and the Insurance-Linked Securities (“ILS”) market as follows:
•Traditional market placements comprise reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. These contracts provide a combined $1.30 billion of limits, with a portion of the traditional market placements providing coverage for perils not covered by the FHCF contracts, which only cover hurricanes.
•Two FHCF contracts provide $394 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes. The two contracts are 90% placed.
•ILS placements provide $488 million of reinsurance limits for qualifying losses to personal lines property in Florida caused by a named storm event, a severe weather event, an earthquake event, a fire event, a volcanic eruption event, or a meteorite impact event.
58 www.allstate.com

Allstate Protection Segment Results
National General Lender Services Standalone Program is placed in the traditional market and provides $225 million of coverage, subject to a $50 million retention, with one reinstatement of limits.
National General Reciprocal Excess Catastrophe Reinsurance Contracts are placed in the traditional market and provides $690 million of coverage, subject to a $20 million retention, with one reinstatement of limits.
Canada Catastrophe Excess of Loss Reinsurance Contract is placed in the traditional market and provides CAD 175 million of coverage, subject to a CAD 50 million retention, with one reinstatement of limits.
For a complete summary of the 2022 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. Management’s Discussion and Analysis - Allstate Protection Segment Results, Catastrophe Reinsurance of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2022.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the second quarter and first six months of 2022 was $173 million and $317 million, respectively, compared to $128 million and $241 million in the second quarter and first six months of 2021, respectively. Catastrophe placement premiums reduce net written and earned premium with approximately 73% related to homeowners.
Reserve reestimates Unfavorable reserve reestimates were $459 million and $603 million in the second quarter and first six months of 2022, respectively, primarily due to strengthening of non-catastrophe reserves in personal auto, primarily from physical damage and bodily injury coverages. Increases in physical damage reflect the ongoing inflationary factors and supply chain shortages impacting used vehicle and parts prices, labor rates and length of claim resolution, which contributed to the adverse development of claims reported in prior years but settled in 2022. Increases in injury coverages reflect the ongoing impacts of more severe auto accidents, increased medical inflation, higher consumption of medical treatment and the increased prevalence and severity of claims with attorney representation.
Unfavorable reserve reestimates for homeowners were driven by catastrophe and non-catastrophe losses. Unfavorable reserve reestimates for commercial auto during the second quarter are primarily from shared economy business written in states which Allstate has exited.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 9 of the condensed consolidated financial statements.

Reserve reestimates
	Three months ended June 30,				Six months ended June 30,
	Reserve reestimates (1)		Effect on combined ratio (2)		Reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2022	2021	2022	2021	2022	2021	2022	2021
Auto	$237	$(33)	2.2	(0.3)	$379	$(69)	1.8	(0.3)
Homeowners	132	30	1.2	0.3	122	(173)	0.6	(0.9)
Other personal lines	(2)	1	—	—	(9)	(17)	—	(0.1)
Commercial lines	92	18	0.8	0.2	111	33	0.5	0.2
Total Allstate Protection	$459	$16	4.2	0.2	$603	$(226)	2.9	(1.1)

Allstate brand	$442	$12	4.1	0.2	$590	$(216)	2.8	(1.0)
National General	17	4	0.1	—	13	(10)	0.1	(0.1)
Total Allstate Protection	$459	$16	4.2	0.2	$603	$(226)	2.9	(1.1)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.

Second Quarter 2022 Form 10-Q 59

Segment Results Allstate Protection
Expense ratio decreased 1.7 and 0.5 points in the second quarter and first six months of 2022, respectively, compared to the second quarter and first six months of 2021, primarily due to lower advertising costs, restructuring and related charges and the impact of amortization of DAC, partially offset by higher operating costs. Higher operating costs are primarily due to employee-related costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,			Six months ended June 30,
($ in millions, except ratios)	2022	2021	Change	2022	2021	Change
Amortization of DAC	$1,355	$1,319	$36	$2,703	$2,622	$81
Advertising expense	253	312	(59)	596	624	(28)
Amortization of purchased intangibles	59	71	(12)	117	90	27
Other costs and expenses, net of other revenue	842	694	148	1,596	1,325	271
Restructuring and related charges	(2)	65	(67)	10	97	(87)
Shelter-in-Place Payback expense	—	29	(29)	—	29	(29)
Allstate Special Payment plan bad debt expense	—	(14)	14	—	(19)	19
Total underwriting expenses	$2,507	$2,476	$31	$5,022	$4,768	$254

Premiums earned	$10,874	$10,009	$865	$21,372	$19,905	$1,467

Expense ratio
Amortization of DAC	12.5	13.2	(0.7)	12.7	13.2	(0.5)
Advertising expense	2.3	3.1	(0.8)	2.8	3.1	(0.3)
Other costs and expenses	7.7	6.9	0.8	7.5	6.7	0.8
Subtotal	22.5	23.2	(0.7)	23.0	23.0	—
Amortization of purchased intangibles	0.5	0.7	(0.2)	0.5	0.5	—
Restructuring and related charges	—	0.6	(0.6)	—	0.5	(0.5)
Shelter-in-Place Payback expense	—	0.3	(0.3)	—	0.1	(0.1)
Allstate Special Payment plan bad debt expense	—	(0.1)	0.1	—	(0.1)	0.1
Total expense ratio	23.0	24.7	(1.7)	23.5	24.0	(0.5)
60 www.allstate.com

Run-off Property-Liability Segment Results
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Claims and claims expense	$(3)	$(1)	$(4)	$(2)
Operating costs and expenses	—	(1)	(1)	(3)
Underwriting loss	$(3)	$(2)	$(5)	$(5)

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	June 30, 2022	December 31, 2021
Asbestos claims
Gross reserves	$1,185	$1,210
Reinsurance	(373)	(382)
Net reserves	812	828
Environmental claims
Gross reserves	267	273
Reinsurance	(46)	(47)
Net reserves	221	226
Other run-off claims
Gross reserves	424	433
Reinsurance	(65)	(66)
Net reserves	359	367
Total
Gross reserves	1,876	1,916
Reinsurance	(484)	(495)
Net reserves	$1,392	$1,421

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	June 30, 2022	December 31, 2021
Direct excess commercial insurance
Gross reserves	$1,023	$1,050
Reinsurance	(354)	(363)
Net reserves	669	687
Assumed reinsurance coverage
Gross reserves	607	617
Reinsurance	(56)	(56)
Net reserves	551	561
Direct primary commercial insurance
Gross reserves	164	168
Reinsurance	(73)	(75)
Net reserves	91	93
Other run-off business
Gross reserves	1	1
Reinsurance	—	—
Net reserves	1	1
Unallocated loss adjustment expenses
Gross reserves	81	80
Reinsurance	(1)	(1)
Net reserves	80	79
Total
Gross reserves	1,876	1,916
Reinsurance	(484)	(495)
Net reserves	$1,392	$1,421
Second Quarter 2022 Form 10-Q 61

Segment Results Run-off Property-Liability

Percentage of gross and ceded reserves by case and IBNR
	June 30, 2022		December 31, 2021
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	70%	30%	61%	39%
Ceded (2)	80	20	67	33
Assumed reinsurance coverage
Gross reserves	35	65	33	67
Ceded	36	64	38	62
Direct primary commercial insurance
Gross reserves	53	47	53	47
Ceded	71	29	71	29
(1)Approximately 63% of gross case reserves as of June 30, 2022 are subject to settlement agreements.
(2)Approximately 69% of ceded case reserves as of June 30, 2022 are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Direct excess commercial insurance
Gross (1)	$10	$16	28	$34
Ceded (2)	(3)	(7)	(10)	(15)
Assumed reinsurance coverage
Gross	5	11	11	22
Ceded	—	(1)	(1)	(3)
Direct primary commercial insurance
Gross	2	2	3	6
Ceded	(1)	(2)	(1)	(3)
Other run-off business
Gross	—	—	—	—
Ceded	—	—	—	—
(1) In the second quarter and first six months of 2022, 77% and 84% of payments related to settlement agreements.
(2) In the second quarter and first six months of 2022, 85% and 91% of payments related to settlement agreements.
Total net reserves as of June 30, 2022, included $652 million or 47% of estimated IBNR reserves compared to $733 million or 52% of estimated IBNR reserves as of December 31, 2021.
Total gross payments were $16 million and $41 million for the second quarter and first six months of 2022, respectively. Payments for the second quarter and first six months of 2022 primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos claims, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $11 million and $21 million for the second quarter and first six months of 2022, respectively.

62 www.allstate.com

Protection Services Segment Results
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Premiums written	$670	$692	$1,300	$1,275

Revenues
Premiums	$488	$435	$971	$846
Other revenue	91	88	185	178
Intersegment insurance premiums and service fees (1)	38	46	79	87
Net investment income	12	12	21	22

Costs and expenses
Claims and claims expense	(128)	(109)	(251)	(212)
Amortization of DAC	(228)	(194)	(449)	(375)
Operating costs and expenses	(213)	(203)	(431)	(401)
Restructuring and related charges	—	(4)	—	(13)

Income tax expense on operations	(16)	(15)	(28)	(27)

Less: noncontrolling interest	1	—	1	—

Adjusted net income	$43	$56	$96	$105

Allstate Protection Plans	$36	$42	$79	$87
Allstate Dealer Services	8	10	17	18
Allstate Roadside	1	2	3	6
Arity	(1)	1	(2)	3
Allstate Identity Protection	(1)	1	(1)	(9)
Adjusted net income	$43	$56	$96	$105

Allstate Protection Plans			137,292	139,453
Allstate Dealer Services			3,921	4,013
Allstate Roadside			519	539
Allstate Identity Protection			2,961	3,041
Policies in force as of June 30 (in thousands)			144,693	147,046
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Adjusted net income decreased 23.2% or $13 million in the second quarter of 2022 and decreased 8.6% or $9 million in the first six months of 2022 compared to the same periods of 2021, primarily driven by investments in geographic and product expansion at Allstate Protection Plans and increased severity at Allstate Roadside.
Premiums written decreased 3.2% or $22 million in the second quarter of 2022 primarily due to a decline in sales at Allstate Dealer Services and Allstate Protection Plans. Premiums written increased 2.0% or $25 million in the first six months of 2022, compared to the same periods of 2021, primarily due to growth at Allstate Roadside and Allstate Protection Plans.
PIF decreased 1.6% or 2 million as of June 30, 2022 compared to June 30, 2021 due to a decline in Allstate Protection Plans.
Other revenue increased 3.4% or $3 million in the second quarter of 2022 and increased 3.9% or $7 million in the first six months of 2022 compared to the same periods of 2021, reflecting growth at Allstate Identity Protection.
Intersegment premiums and service fees decreased 17.4% or $8 million in the second quarter of 2022 and decreased 9.2% or $8 million in the first six months of 2022, compared to the same periods of 2021 driven by decreased Arity device sales due to a shift from Drivewise® devices to a mobile program.
Claims and claims expense increased 17.4% or $19 million in the second quarter 2022 and increased 18.4% or $39 million in the first six months of 2022 compared to the same periods of 2021, primarily due to higher levels of claims at Allstate Protection Plans driven by growth of the business and increased claims cost at Allstate Roadside due to higher severity and rescue volumes.
Second Quarter 2022 Form 10-Q 63

Segment Results Protection Services
Amortization of DAC increased 17.5% or $34 million in the second quarter of 2022 and increased 19.7% or $74 million in the first six months of 2022 compared to the same periods of 2021, driven by Allstate Protection Plans and Allstate Dealer Services business growth.
Operating costs and expenses increased 4.9% or $10 million in the second quarter of 2022 and increased 7.5% or $30 million in the first six months of 2022 compared to the same periods of 2021, primarily due to investments in geographic and product expansion at Allstate Protection Plans and Allstate Identity Protection.
Restructuring and related charges decreased $4 million in the second quarter of 2022 and decreased $13 million in the first six months of 2022 compared to the same periods of 2021, primarily due to a facility closure at Allstate Identity Protection in the first quarter of 2021.
64 www.allstate.com

Allstate Health and Benefits Segment Results
Allstate Health and Benefits Segment

Summarized financial information
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Revenues
Accident and health insurance premiums and contract charges	$466	$447	$935	$902
Other revenue	92	83	187	163
Net investment income	16	19	33	38

Costs and expenses
Accident, health and other policy benefits	(269)	(252)	(538)	(494)
Amortization of DAC	(36)	(32)	(79)	(71)
Operating costs and expenses	(185)	(186)	(387)	(376)
Restructuring and related charges	(2)	(1)	(2)	(1)

Income tax expense on operations	(17)	(16)	(31)	(34)
Adjusted net income	$65	$62	$118	$127

Benefit ratio (1)	55.8	54.6	55.7	52.9

Employer voluntary benefits (2)			3,832	3,913
Group health (3)			115	120
Individual health (4)			421	419
Policies in force as of June 30 (in thousands)			4,368	4,452
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $9 million and $8 million for the three months ended June 30, 2022 and 2021, respectively, and $17 million for both the six months ended June 30, 2022 and 2021, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Adjusted net income increased $3 million in the second quarter of 2022 compared to the second quarter of 2021, primarily due to an increase in group health revenues, partially offset by an increase in individual health claims. Adjusted net income decreased $9 million in the first six months of 2022, compared to the same period of 2021, primarily due to increases in individual and group health claims, partially offset by lower employer voluntary benefits claim utilization.
Premiums and contract charges increased 4.3% or $19 million in the second quarter of 2022 and increased 3.7% or $33 million in the first six months of 2022 compared to the same periods of 2021, primarily due to growth in individual and group health.

Premiums and contract charges by line of business
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Employer voluntary benefits	$257	$255	$523	$518
Group health	95	87	189	170
Individual health	114	105	223	214
Premiums and contract charges	$466	$447	$935	$902
Other revenue increased $9 million and $24 million in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021, primarily due to an increase in group health administrative fees.
Accident, health and other policy benefits increased 6.7% or $17 million in the second quarter of 2022 and increased 8.9% or $44 million in the first six months of 2022 compared to the same periods of 2021, primarily due to increased benefits utilization for individual health and group health, partially offset by lower utilization for employer voluntary benefits.
Benefit ratio increased to 55.8 and 55.7 in the second quarter and the first six months of 2022, respectively, compared to 54.6 and 52.9 in the same periods of 2021, primarily due to an increase in individual and group health claims, partially offset by a lower benefit ratio for employer voluntary benefits products due to lower accident and health claim
Second Quarter 2022 Form 10-Q 65

Segment Results Allstate Health and Benefits
experience and lower life mortality compared to the prior year.
Amortization of DAC increased 12.5% or $4 million in the second quarter of 2022 and increased 11.3% or
$8 million in the first six months of 2022 compared to the same periods of 2021, primarily related to employer voluntary benefits.

Operating costs and expenses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Non-deferrable commissions	$72	$77	$153	$151
General and administrative expenses	113	109	234	225
Total operating costs and expenses	$185	$186	$387	$376
Operating costs and expenses decreased $1 million in the second quarter of 2022 compared to the second quarter of 2021, primarily due to a decrease in employer voluntary benefits. Operating costs and expenses increased $11 million in the first six months of 2022 compared to the same period of 2021, primarily due to growth in group health.
Analysis of reserves

Reserve for future policy benefits
($ in millions)	June 30, 2022	December 31, 2021
Traditional life insurance and other	$326	$313
Accident and health insurance	969	960
Reserve for future policy benefits	$1,295	$1,273

66 www.allstate.com

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	June 30, 2022
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$33,984	$1,637	$1,660	$4,001	$41,282
Equity securities (3)	3,910	139	66	566	4,681
Mortgage loans, net	748	—	100	—	848
Limited partnership interests	7,935	—	—	8	7,943
Short-term investments (4)	3,748	89	41	506	4,384
Other investments, net	1,770	—	145	2	1,917
Total	$52,095	$1,865	$2,012	$5,083	$61,055
Percent to total	85.3%	3.1%	3.3%	8.3%	100.0%

Market-based	$43,243	$1,865	$2,012	$5,081	$52,201
Performance-based	8,852	—	—	2	8,854
Total	$52,095	$1,865	$2,012	$5,083	$61,055
(1)    Balances reflect the elimination of related party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $36.37 billion, $1.76 billion, $1.81 billion, $4.09 billion and $44.03 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of June 30, 2022, was $271 million in excess of cost. These net gains were primarily concentrated in the technology, consumer goods and banking sectors. Equity securities include $1.08 billion of funds with underlying investments in fixed income securities as of June 30, 2022.
(4)    Short-term investments are carried at fair value.
Investments totaled $61.06 billion as of June 30, 2022, decreasing from $64.70 billion as of December 31, 2021, primarily due to lower fixed income and equity valuations, common share repurchases and dividends paid to shareholders, partially offset by positive operating cash flows.
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
Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk primarily through investments in private equity, including infrastructure investments, and real estate, most of which were limited partnerships. These investments include investee level expenses, reflecting asset level operating expenses on directly held real estate and other consolidated investments.
Macroeconomic impacts Future investment results will be influenced by the magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers, which creates significant uncertainty. Supply chain disruptions, labor shortages and other macroeconomic factors have increased inflation, which may have an adverse impact on investment valuations and returns.
Investments in Russia and Ukraine As of June 30, 2022, we do not have any direct investments in Russia, Belarus or Ukraine. We have indirect exposure of less than $1 million in Russia and Ukraine through broad-based, global funds managed by external asset managers.
Second Quarter 2022 Form 10-Q 67

Investments

Portfolio composition by investment strategy
	June 30, 2022
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$41,181	$101	$41,282
Equity securities	4,259	422	4,681
Mortgage loans, net	848	—	848
Limited partnership interests	437	7,506	7,943
Short-term investments	4,384	—	4,384
Other investments, net	1,092	825	1,917
Total	$52,201	$8,854	$61,055
Percent to total	85.5%	14.5%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(2,744)	$(1)	$(2,745)
Limited partnership interests	—	7	7
Other	(3)	—	(3)
Total	$(2,747)	$6	$(2,741)
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	June 30, 2022	December 31, 2021
U.S. government and agencies	$8,745	$6,273
Municipal	5,911	6,393
Corporate	24,092	27,330
Foreign government	972	985
Asset-backed securities (“ABS”)	1,562	1,155
Total fixed income securities	$41,282	$42,136
Fixed income securities are rated by third-party credit rating agencies or are internally rated. The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed income securities of insurers for regulatory reporting and capital assessment purposes. The NAIC assigns securities to one of six credit quality categories defined as “NAIC designations.” In general, securities with NAIC designations of 1 and 2 are considered investment grade and securities with NAIC designations of 3 through 6 are considered below investment grade. The rating is either received from the SVO based on availability of applicable ratings from rating agencies on the NAIC Nationally Recognized Statistical Rating Organizations (“NRSRO”) provider list, including Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Ratings (“Fitch”), or a comparable internal rating.
As a result of time lags between the funding of investments, the finalization of legal documents, and the completion of the SVO filing process, the portfolio includes certain securities that have not yet been designated by the SVO as of each balance sheet date and the categorization of these securities is based on the expected ratings indicated by internal analysis.
As of June 30, 2022, 88.8% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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

68 www.allstate.com

Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	June 30, 2022
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$8,745	$(133)	$—	$—	$—	$—
Municipal	5,587	(245)	309	(23)	—	—
Corporate
Public	4,346	(246)	10,271	(846)	1,139	(156)
Privately placed	1,543	(97)	3,397	(296)	1,749	(290)
Total corporate	5,889	(343)	13,668	(1,142)	2,888	(446)
Foreign government	971	(49)	1	—	—	—
ABS	1,490	(47)	11	(1)	9	(1)
Total fixed income securities	$22,682	$(817)	$13,989	$(1,166)	$2,897	$(447)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$8,745	$(133)
Municipal	9	—	6	2	5,911	(266)
Corporate
Public	132	(22)	3	—	15,891	(1,270)
Privately placed	1,337	(255)	175	(35)	8,201	(973)
Total corporate	1,469	(277)	178	(35)	24,092	(2,243)
Foreign government	—	—	—	—	972	(49)
ABS	—	—	52	(5)	1,562	(54)
Total fixed income securities	$1,478	$(277)	$236	$(38)	$41,282	$(2,745)
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
Equity securities of $4.68 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $848 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.
Limited partnership interests include $6.58 billion of interests in private equity funds, $928 million of interests in real estate funds and $437 million of interests in other funds as of June 30, 2022. We have commitments to invest additional amounts in limited partnership interests totaling $2.64 billion as of June 30, 2022.
Other investments include $868 million of bank loans, net, and $741 million of direct investments in real estate as of June 30, 2022.
Second Quarter 2022 Form 10-Q 69

Investments

Unrealized net capital gains (losses)
	June 30,	December 31,
($ in millions)	2022	2021
U.S. government and agencies	$(133)	$(14)
Municipal	(266)	263
Corporate	(2,243)	496
Foreign government	(49)	3
ABS	(54)	12
Fixed income securities	(2,745)	760
Short-term investments	—	—
Derivatives	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships	7	(1)
Unrealized net capital gains and losses, pre-tax	$(2,741)	$756

70 www.allstate.com

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	June 30, 2022
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	$6,217	$4	$(588)	$5,633
Technology	2,978	1	(263)	2,716
Banking	4,092	1	(259)	3,834
Capital goods	2,276	1	(226)	2,051
Communications	2,190	—	(221)	1,969
Utilities	2,215	2	(170)	2,047
Financial services	2,015	1	(169)	1,847
Energy
Midstream	1,328	1	(101)	1,228
Independent/upstream	333	1	(32)	302
Integrated	93	—	(4)	89
Other	215	—	(13)	202
Total energy	1,969	2	(150)	1,821
Basic industry	1,102	1	(83)	1,020
Transportation	892	1	(67)	826
Other	389	—	(61)	328
Total corporate fixed income portfolio	26,335	14	(2,257)	24,092
U.S. government and agencies	8,878	8	(141)	8,745
Municipal	6,177	18	(284)	5,911
Foreign government	1,021	—	(49)	972
ABS	1,616	3	(57)	1,562
Total fixed income securities	$44,027	$43	$(2,788)	$41,282

	December 31, 2021
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	$6,817	$176	$(42)	$6,951
Technology	2,947	80	(23)	3,004
Banking	3,975	54	(31)	3,998
Capital goods	2,615	75	(12)	2,678
Communications	2,077	58	(21)	2,114
Utilities	2,009	43	(28)	2,024
Financial services	1,936	41	(14)	1,963
Energy
Midstream	1,132	37	(4)	1,165
Independent/upstream	312	18	(1)	329
Integrated	119	6	—	125
Other	224	6	(1)	229
Total energy	1,787	67	(6)	1,848
Basic industry	1,249	56	(6)	1,299
Transportation	976	35	(5)	1,006
Other	446	3	(4)	445
Total corporate fixed income portfolio	26,834	688	(192)	27,330
U.S. government and agencies	6,287	12	(26)	6,273
Municipal	6,130	279	(16)	6,393
Foreign government	982	9	(6)	985
ABS	1,143	14	(2)	1,155
Total fixed income securities	$41,376	$1,002	$(242)	$42,136
In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
Second Quarter 2022 Form 10-Q 71

Investments

Equity securities by sector
	June 30, 2022			December 31, 2021
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Capital Goods	198	(9)	189	376	37	413
Basic Industry	$64	$8	$72	$119	$30	$149
Utilities	76	13	89	122	23	145
Transportation	49	13	62	74	22	96
Energy
Midstream	38	2	40	39	7	46
Independent/upstream	32	10	42	44	5	49
Integrated	41	18	59	62	8	70
Other	7	5	12	14	3	17
Total energy	118	35	153	159	23	182
Other (1)	1,803	346	2,149	3,413	811	4,224
Funds
Fixed income	1,164	(82)	1,082	1,108	24	1,132
Equities	918	(53)	865	645	75	720
Other	20	—	20	—	—	—
Total funds	2,102	(135)	1,967	1,753	99	1,852
Total equity securities	$4,410	$271	$4,681	$6,016	$1,045	$7,061
(1)Other is comprised of communications, REITs, financial services, banking, technology and consumer goods sectors.

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Fixed income securities	$299	$290	$566	$591
Equity securities	34	13	70	27
Mortgage loans	9	12	17	22
Limited partnership interests	224	651	516	1,029
Short-term investments	10	1	12	2
Other investments	42	48	82	89
Investment income, before expense	618	1,015	1,263	1,760
Investment expense
Investee level expenses	(14)	(11)	(30)	(24)
Securities lending expense	(3)	—	(3)	—
Operating costs and expenses	(39)	(30)	(74)	(54)
Total investment expense	(56)	(41)	(107)	(78)
Net investment income	$562	$974	$1,156	$1,682

Property-Liability	$506	$931	$1,064	$1,604
Protection Services	12	12	21	22
Allstate Health and Benefits	16	19	33	38
Corporate and Other	28	12	38	18
Net investment income	$562	$974	$1,156	$1,682

Market-based	$369	$356	$694	$711
Performance-based	249	659	569	1,049
Investment income, before expense	$618	$1,015	$1,263	$1,760
Net investment income decreased $412 million and $526 million in the second quarter and first six months of 2022, respectively, compared to the same periods of 2021, primarily due to lower performance-based results, mainly from limited partnerships. The decrease in the second quarter was slightly offset by higher market-based fixed income portfolio yields.
72 www.allstate.com

Investments

Performance-based investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Private equity	$129	$552	$377	$882
Real estate	120	107	192	167
Total performance-based income before investee level expenses	$249	$659	$569	$1,049

Investee level expenses (1)	(13)	(10)	(27)	(22)
Total performance-based income	$236	$649	$542	$1,027
(1)Investee level expenses include asset level operating expenses reported in investment expense.
Performance-based investment income decreased $413 million and $485 million in the second quarter and first six months of 2022, respectively, compared to strong results in the same periods of 2021, primarily due to lower valuation increases and net gains on the sale of underlying investments.
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

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Sales	$(303)	$115	$(430)	$361
Credit losses	(13)	12	(24)	14
Valuation change of equity investments - appreciation (decline):
Equity securities	(508)	138	(855)	319
Equity fund investments in fixed income securities	(128)	14	(128)	(3)
Limited partnerships (1)	(53)	11	(153)	14
Total valuation of equity investments	(689)	163	(1,136)	330
Valuation change and settlements of derivatives	272	(3)	590	8
Net gains (losses) on investments and derivatives, pre-tax	(733)	287	(1,000)	713
Income tax benefit (expense)	160	(64)	216	(158)
Net gains (losses) on investments and derivatives, after-tax	$(573)	$223	$(784)	$555

Property-Liability	$(517)	$207	$(678)	$521
Protection Services	(23)	4	(33)	12
Allstate Health and Benefits	(10)	3	(15)	5
Corporate and Other	(23)	9	(58)	17
Net gains (losses) on investments and derivatives, after-tax	$(573)	$223	$(784)	$555

Market-based	$(778)	$248	$(1,082)	$585
Performance-based	45	39	82	128
Net gains (losses) on investments and derivatives, pre-tax	$(733)	$287	$(1,000)	$713
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in the second quarter and first six months of 2022 related primarily to lower valuation on equity investments and losses on sales, partially offset by increased valuation change and settlements of derivatives.
Sales in the second quarter and first six months of 2022 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Valuation change and settlements of derivatives of $272 million and $590 million in the second quarter and first six months of 2022, respectively, primarily comprised of gains on interest rate futures used as part of an interest rate risk reduction strategy to mitigate the impact of increases in interest rates and gains on equity futures and options used to mitigate the impact of declining equity markets.
Second Quarter 2022 Form 10-Q 73

Investments

Net gains (losses) on performance-based investments and derivatives
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Sales	$27	$25	$50	$84
Credit losses	(3)	—	(7)	—
Valuation change of equity investments	(16)	17	(5)	37
Valuation change and settlements of derivatives	37	(3)	44	7
Total performance-based	$45	$39	$82	$128
Net gains on performance-based investments and derivatives in the second quarter and first six months of 2022 primarily related to increased valuation change and settlements of derivatives and gains on sales, partially offset by decreased valuation of equity investments.
74 www.allstate.com

Capital Resources and Liquidity
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	June 30, 2022	December 31, 2021
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$22,273	$24,524
Accumulated other comprehensive (loss) income	(2,158)	655
Total Allstate shareholders’ equity	20,115	25,179
Debt	7,970	7,976
Total capital resources	$28,085	$33,155

Ratio of debt to Allstate shareholders’ equity	39.6%	31.7%
Ratio of debt to capital resources	28.4	24.1
Allstate shareholders’ equity decreased in the first six months of 2022, primarily due to net unrealized capital losses on investments in 2022 compared to gains at December 31, 2021, common share repurchases, dividends paid to shareholders and a net loss. In the six months ended June 30, 2022, we paid dividends of $466 million and $53 million related to our common and preferred shares, respectively.
Debt maturities We do not have any scheduled debt maturities in 2022.

Debt maturities for each of the next five years and thereafter (excluding issuance costs and other)
($ in millions)
2023	$750
2024	350
2025	600
2026	550
2027	—
Thereafter	5,741
Total long-term debt principal	$7,991
Common share repurchases As of June 30, 2022, there was $1.82 billion remaining in the $5.00 billion common share repurchase program that is expected to be completed by March 31, 2023.
During the first six months of 2022, we repurchased 11.6 million common shares, or 4.1% of total common shares outstanding at December 31, 2021, for $1.48 billion.
Common shareholder dividends On January 3, 2022 and April 1, 2022, we paid a common shareholder dividend of $0.81 and $0.85, respectively. On May 23, 2022, we declared a common shareholder dividend of $0.85 payable on July 1, 2022.
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
In May 2022, Moody’s affirmed The Allstate Corporation’s (the “Corporation’s”) debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength rating of Aa3 for Allstate Insurance Company (“AIC”). The outlook for the ratings is stable.
In June 2022, S&P affirmed the Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength rating of AA- for AIC. The outlook for the ratings is stable.
There have been no changes to our ratings for A.M. Best since December 31, 2021.
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
Second Quarter 2022 Form 10-Q 75

Capital Resources and Liquidity

discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.
Parent company capital capacity Parent holding company deployable assets totaled $5.13 billion as of June 30, 2022, primarily comprised of cash and investments that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of June 30, 2022, we held $13.52 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would expect to be able to liquidate within one week.
Intercompany dividends were paid in the first six months of 2022 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation, American Heritage Life Insurance Company (“AHL”) and Allstate Financial Insurance Holdings Corporation (“AFIHC”).

Intercompany dividends
($ in millions)
AIC to AIH	$3,949
AIH to the Corporation	3,949
AHL to AFIHC	50
Based on the greater of 2021 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2023 is estimated at $5.51 billion, less dividends paid during the preceding twelve months measured at that point in time. As of June 30, 2022, we paid dividends of $3.95 billion.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of June 30, 2022, we satisfied all the requirements with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first six months of 2022, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2026. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 20.5% as of June 30, 2022. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2022.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of June 30, 2022, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 629 million shares of treasury stock as of June 30, 2022), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
76 www.allstate.com

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
Second Quarter 2022 Form 10-Q 77

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
78 www.allstate.com

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
April 1, 2022 - April 30, 2022
Open Market Purchases	1,577,311	$137.30	1,576,017
May 1, 2022 - May 31, 2022
Open Market Purchases	1,906,903	$129.70	1,783,224
June 1, 2022 - June 30, 2022
Open Market Purchases	1,867,663	$126.19	1,865,520
Total	5,351,877	$130.71	5,224,761	$1.82	billion
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
April: 1,294
May: 123,679
June: 2,143
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)In August 2021, we announced the approval of a common share repurchase program for $5 billion which is expected to be completed by the end of March 2023.
Second Quarter 2022 Form 10-Q 79

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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 3, 2022, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
80 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 3, 2022	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Second Quarter 2022 Form 10-Q 81