Form 10-Q
period 2022-09-30
ALLSTATE CORP
filed 2022-11-02
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Sanders Road, Northbrook, Illinois    60062
(Address of principal executive offices)    (Zip Code)
Registrant’s telephone number, including area code: (847) 402-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $.01 per share	ALL	New York Stock Exchange Chicago Stock Exchange
5.100% Fixed-to-Floating Rate Subordinated Debentures due 2053	ALL.PR.B	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 5.625% Noncumulative Preferred Stock, Series G	ALL PR G	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 5.100% Noncumulative Preferred Stock, Series H	ALL PR H	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 4.750% Noncumulative Preferred Stock, Series I	ALL PR I	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 17, 2022, the registrant had 265,209,574 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
September 30, 2022

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues
Property and casualty insurance premiums	$11,661	$10,615	$34,004	$31,366
Accident and health insurance premiums and contract charges	463	460	1,398	1,362
Other revenue	561	536	1,684	1,585
Net investment income	690	764	1,846	2,446
Net gains (losses) on investments and derivatives	(167)	105	(1,167)	818
Total revenues	13,208	12,480	37,765	37,577

Costs and expenses
Property and casualty insurance claims and claims expense	10,073	8,264	27,262	21,514
Shelter-in-Place Payback expense	—	—	—	29
Accident, health and other policy benefits	263	277	801	771
Amortization of deferred policy acquisition costs	1,682	1,582	4,913	4,650
Operating costs and expenses	1,842	1,890	5,594	5,304
Pension and other postretirement remeasurement (gains) losses	79	40	91	(404)
Restructuring and related charges	14	23	27	145
Amortization of purchased intangibles	90	109	264	267
Interest expense	85	69	251	246
Total costs and expenses	14,128	12,254	39,203	32,522

(Loss) income from operations before income tax expense	(920)	226	(1,438)	5,055

Income tax (benefit) expense	(237)	20	(377)	1,008

Net (loss) income from continuing operations	(683)	206	(1,061)	4,047

Income (loss) from discontinued operations, net of tax	—	325	—	(3,272)

Net (loss) income	(683)	531	(1,061)	775

Less: Net loss attributable to noncontrolling interest	(15)	(7)	(34)	(7)

Net (loss) income attributable to Allstate	(668)	538	(1,027)	782

Less: Preferred stock dividends	26	30	79	87

Net (loss) income applicable to common shareholders	$(694)	$508	$(1,106)	$695

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$(2.58)	$0.62	$(4.04)	$13.31
Discontinued operations	—	1.11	—	(10.98)
Total	$(2.58)	$1.73	$(4.04)	$2.33

Diluted
Continuing operations	$(2.58)	$0.62	$(4.04)	$13.11
Discontinued operations	—	1.09	—	(10.81)
Total	$(2.58)	$1.71	$(4.04)	$2.30

Weighted average common shares - Basic	268.7	293.1	273.5	298.1
Weighted average common shares - Diluted	268.7	297.9	273.5	302.6

See notes to condensed consolidated financial statements.
Third Quarter 2022 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(683)	$531	$(1,061)	$775

Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(789)	(336)	(3,525)	(1,352)
Unrealized foreign currency translation adjustments	(88)	(21)	(135)	10
Unamortized pension and other postretirement prior service credit	(8)	(15)	(38)	(44)
Other comprehensive loss, after-tax	(885)	(372)	(3,698)	(1,386)

Comprehensive (loss) income	(1,568)	159	(4,759)	(611)
Less: Comprehensive loss attributable to noncontrolling interest	(21)	(7)	(60)	(8)
Comprehensive (loss) income attributable to Allstate	$(1,547)	$166	$(4,699)	$(603)

See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	September 30, 2022	December 31, 2021
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $45,468 and $41,376)	$41,715	$42,136
Equity securities, at fair value (cost $4,652 and $6,016)	4,723	7,061
Mortgage loans, net	833	821
Limited partnership interests	7,907	8,018
Short-term, at fair value (amortized cost $4,031 and $4,009)	4,030	4,009
Other investments, net	1,798	2,656
Total investments	61,006	64,701
Cash	786	763
Premium installment receivables, net	9,150	8,364
Deferred policy acquisition costs	5,273	4,722
Reinsurance and indemnification recoverables, net	9,961	10,024
Accrued investment income	389	339
Deferred income taxes	492	—
Property and equipment, net	1,008	939
Goodwill	3,502	3,502
Other assets, net	6,109	6,086
Total assets	97,676	99,440
Liabilities
Reserve for property and casualty insurance claims and claims expense	36,529	33,060
Reserve for future policy benefits	1,276	1,273
Contractholder funds	909	908
Unearned premiums	22,026	19,844
Claim payments outstanding	1,196	1,123
Deferred income taxes	—	833
Other liabilities and accrued expenses	10,212	9,296
Long-term debt	7,967	7,976
Total liabilities	80,115	74,313
Commitments and Contingent Liabilities (Note 12)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand shares issued and outstanding, $2,025 aggregate liquidation preference	1,970	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 266 million and 281 million shares outstanding	9	9
Additional capital paid-in	3,765	3,722
Retained income	51,490	53,294
Treasury stock, at cost (634 million and 619 million shares)	(36,518)	(34,471)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(2,927)	598
Unrealized foreign currency translation adjustments	(150)	(15)
Unamortized pension and other postretirement prior service credit	34	72
Total accumulated other comprehensive income (“AOCI”)	(3,043)	655
Total Allstate shareholders’ equity	17,673	25,179
Noncontrolling interest	(112)	(52)
Total equity	17,561	25,127
Total liabilities and equity	$97,676	$99,440
See notes to condensed consolidated financial statements.
Third Quarter 2022 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,970	2,170	1,970	1,970
Acquisition	—	—	—	450
Preferred stock redemption	—	(200)	—	(450)
Balance, end of period	1,970	1,970	1,970	1,970

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,740	3,668	3,722	3,498
Forward contract on accelerated share repurchase agreement	—	—	—	113
Equity incentive plans activity	25	32	43	89
Balance, end of period	3,765	3,700	3,765	3,700

Retained income
Balance, beginning of period	52,412	52,464	53,294	52,767
Net (loss) income	(668)	538	(1,027)	782
Dividends on common stock (declared per share of $0.85, $0.81, $2.55 and $2.43)	(228)	(236)	(698)	(726)
Dividends on preferred stock	(26)	(30)	(79)	(87)
Balance, end of period	51,490	52,736	51,490	52,736

Treasury stock
Balance, beginning of period	(35,858)	(32,394)	(34,471)	(31,331)
Shares acquired	(665)	(1,227)	(2,142)	(2,390)
Shares reissued under equity incentive plans, net	5	17	95	117
Balance, end of period	(36,518)	(33,604)	(36,518)	(33,604)

Accumulated other comprehensive income
Balance, beginning of period	(2,158)	2,290	655	3,304
Change in unrealized net capital gains and losses	(789)	(336)	(3,525)	(1,352)
Change in unrealized foreign currency translation adjustments	(88)	(21)	(135)	10
Change in unamortized pension and other postretirement prior service credit	(8)	(15)	(38)	(44)
Balance, end of period	(3,043)	1,918	(3,043)	1,918
Total Allstate shareholders’ equity	17,673	26,729	17,673	26,729

Noncontrolling interest
Balance, beginning of period	(91)	(15)	(52)	—
Acquisition	—	—	—	(14)
Change in unrealized net capital gains and losses	(6)	—	(26)	(1)
Noncontrolling loss	(15)	(7)	(34)	(7)
Balance, end of period	(112)	(22)	(112)	(22)
Total equity	$17,561	$26,707	$17,561	$26,707
 See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(1,061)	$775
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	646	818
Net (gains) losses on investments and derivatives	1,167	(1,011)
Pension and other postretirement remeasurement (gains) losses	91	(404)
Amortization of deferred gain on reinsurance	—	(5)
Loss on disposition of operations, net of tax	—	3,754
Changes in:
Policy benefits and other insurance reserves	3,520	2,771
Unearned premiums	2,256	1,490
Deferred policy acquisition costs	(562)	(492)
Premium installment receivables, net	(1,022)	(606)
Reinsurance recoverables, net	56	(1,973)
Income taxes	(559)	31
Other operating assets and liabilities	(381)	(903)
Net cash provided by operating activities	4,151	4,245
Cash flows from investing activities
Proceeds from sales
Fixed income securities	25,577	22,610
Equity securities	8,767	3,151
Limited partnership interests	786	574
Other investments	1,034	696
Investment collections
Fixed income securities	526	1,965
Mortgage loans	92	747
Other investments	144	421
Investment purchases
Fixed income securities	(30,103)	(22,682)
Equity securities	(7,613)	(1,790)
Limited partnership interests	(860)	(927)
Mortgage loans	(104)	(97)
Other investments	(269)	(1,470)
Change in short-term and other investments, net	1,094	854
Purchases of property and equipment, net	(352)	(286)
Acquisition of operations, net of cash acquired	—	(3,481)
Other	—	4
Net cash (used in) provided by investing activities	(1,281)	289
Cash flows from financing activities
Redemption and repayment of long-term debt	—	(422)
Redemption of preferred stock	—	(450)
Contractholder fund deposits	102	741
Contractholder fund withdrawals	(31)	(1,036)
Dividends paid on common stock	(698)	(650)
Dividends paid on preferred stock	(79)	(87)
Treasury stock purchases	(2,150)	(2,257)
Shares reissued under equity incentive plans, net	61	108
Other	(52)	(12)
Net cash used in financing activities	(2,847)	(4,065)
Net increase in cash, including cash classified as assets held for sale	23	469
Cash from continuing operations at beginning of period	763	311
Cash classified as assets held for sale at beginning of period	—	66
Less: Cash classified as assets held for sale at end of period	—	156
Cash from continuing operations at end of period	$786	$690
See notes to condensed consolidated financial statements.
Third Quarter 2022 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of September 30, 2022 and for the three and nine month periods ended September 30, 2022 and 2021 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
Subsequent Events
On October 18, 2022, Allstate closed the sale of its headquarters for $232 million resulting in a gain of approximately $99 million, pre-tax in the fourth quarter of 2022. $16 million of the gain will be classified in Property-Liability net gains and losses on investments and derivatives and $83 million will be classified as other income within the Corporate and Other segment.

The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have moderated, but new variants of the Coronavirus could result in further economic volatility. The Company continues to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to its operations, but the effects have been and could be material.
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

6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
In July 2022, the FASB issued an Exposure Draft of an Accounting Standards Update (“Exposure Draft”) that would provide reporting entities with an accounting policy election to not apply the new guidance to insurance contracts in-force on the January 1, 2021 transition date but sold prior to the January 1, 2023 effective date provided certain conditions are met.
The Company will adopt the new guidance effective January 1, 2023, using the modified retrospective approach and make the accounting policy election to not apply the new guidance to insurance contracts in-force on the transition date but sold prior to the effective date. The total impact on equity of implementing the new guidance is expected to be a decrease of between $250 million and $350 million. The expected decrease in equity includes the anticipated decrease in AOCI of between $235 million and $315 million primarily attributable to a change in the discount rate used in measuring the liability for future policy benefits for traditional life contracts and other long-term products with guaranteed terms from a portfolio-based rate at contract issuance to an upper-medium grade fixed income-based rate. The expected decrease in equity also includes the anticipated decrease in retained income of between $15 million and $35 million which primarily relates to certain long-term contracts with guaranteed terms with net premium ratios that are required to be adjusted at the transition date. The impact on equity, AOCI, and retained income excludes sold contracts that would meet the conditions included in the Exposure Draft.
The estimated impact to AOCI at transition date is expected to decline significantly at the effective date due to the increase in the discount rate between the transition date and effective date.

Third Quarter 2022 Form 10-Q 7

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income from continuing operations	$(683)	$206	$(1,061)	$4,047
Less: Net loss attributable to noncontrolling interest	(15)	(7)	(34)	(7)
Net (loss) income from continuing operations attributable to Allstate	(668)	213	(1,027)	4,054
Less: Preferred stock dividends	26	30	79	87
Net (loss) income from continuing operations applicable to common shareholders	(694)	183	(1,106)	3,967
Income (loss) from discontinued operations, net of tax	—	325	—	(3,272)
Net (loss) income applicable to common shareholders	$(694)	$508	$(1,106)	$695

Denominator:
Weighted average common shares outstanding	268.7	293.1	273.5	298.1
Effect of dilutive potential common shares (1):
Stock options	—	3.1	—	2.9
Restricted stock units (non-participating) and performance stock awards	—	1.7	—	1.6
Weighted average common and dilutive potential common shares outstanding	268.7	297.9	273.5	302.6

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$(2.58)	$0.62	$(4.04)	$13.31
Discontinued operations	—	1.11	—	(10.98)
Total	$(2.58)	$1.73	$(4.04)	$2.33

Diluted (1)
Continuing operations	$(2.58)	$0.62	$(4.04)	$13.11
Discontinued operations	—	1.09	—	(10.81)
Total	$(2.58)	$1.71	$(4.04)	$2.30

Anti-dilutive options excluded from diluted earnings per common share	2.4	0.6	1.6	1.3
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	2.9	—	3.3	—
(1)As a result of the net loss reported for the three and nine month periods ended September 30, 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.
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
(3)Subsequent to the acquisition, the Company repaid $100 million of 7.625% Subordinated Notes and $72 million of Subordinated Debentures on February 3, 2021 and March 15, 2021, respectively. As of September 30, 2022, the Company had principal balance remaining of $350 million 6.750% Senior Notes due in 2024, with a fair value adjustment of $31 million.
SafeAuto On October 1, 2021, the Company completed the acquisition of Safe Auto Insurance Group, Inc. (“SafeAuto”), a non-standard auto insurance carrier focused on providing state-minimum private-passenger auto insurance direct to consumers with coverage options in 28 states for $267 million in cash.
Dispositions
Life and annuity business On October 1, 2021, the Company closed the sale of Allstate Life Insurance Company of New York (“ALNY”) to Wilton Reassurance Company for $400 million. On November 1, 2021, the Company closed the sale of Allstate Life Insurance Company (“ALIC”) and certain affiliates to entities managed by Blackstone for total proceeds of $4 billion, including a pre-close dividend of $1.25 billion paid by ALIC.
In 2021 and prior periods, the assets and liabilities of the businesses were reclassified as held for sale and results were presented as discontinued operations.
Third Quarter 2022 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Financial results from discontinued operations
	Three months ended September 30,	Nine months ended September 30,
($ in millions)	2021	2021
Revenues
Life premiums and contract charges	$331	$1,007
Net investment income	427	1,251
Net gains (losses) on investments and derivatives	4	193
Total revenues	762	2,451

Costs and expenses
Life contract benefits	411	1,207
Interest credited to contractholder funds	127	371
Amortization of DAC	27	84
Operating costs and expenses	45	151
Restructuring and related charges	7	30
Total costs and expenses	617	1,843

Amortization of deferred gain on reinsurance	1	5

Income from discontinued operations before income tax expense	146	613

Income tax expense	38	131

Income from discontinued operations, net of tax	108	482

Loss on disposition of operations	89	(4,048)
Income tax benefit	(128)	(294)
Loss on disposition of operations, net of tax	217	(3,754)

Income (loss) from discontinued operations, net of tax	$325	$(3,272)

Cash flows from discontinued operations
Nine months ended September 30,
($ in millions)	2021
Net cash provided by operating activities from discontinued operations	$888
Net cash used in investing activities from discontinued operations	(405)

Note 4	Reportable Segments
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
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Underwriting income (loss) by segment
Allstate Protection	$(1,170)	$(421)	$(1,749)	$1,670
Run-off Property-Liability	(122)	(113)	(127)	(118)
Total Property-Liability	(1,292)	(534)	(1,876)	1,552

Adjusted net income (loss) by segment, after-tax
Protection Services	35	45	131	150
Allstate Health and Benefits	54	33	172	160
Corporate and Other	(104)	(95)	(322)	(330)

Reconciling items
Property-Liability net investment income	632	710	1,696	2,314
Net gains (losses) on investments and derivatives	(167)	105	(1,167)	818
Pension and other postretirement remeasurement gains (losses)	(79)	(40)	(91)	404
Business combination expenses and amortization of purchased intangibles (1)	(29)	(34)	(86)	(124)
Business combination fair value adjustment	—	—	—	6
Gain (loss) on disposition of operations	(5)	—	6	—
Income tax benefit (expense) on reconciling items	246	(14)	396	(990)
Total reconciling items	598	727	754	2,428

Income (loss) from discontinued operations	—	235	—	(3,435)
Income tax benefit from discontinued operations	—	90	—	163
Total from discontinued operations	$—	$325	$—	$(3,272)

Less: Net loss attributable to noncontrolling interest (2)	(15)	(7)	(35)	(7)

Net (loss) income applicable to common shareholders	$(694)	$508	$(1,106)	$695
(1)Excludes amortization of purchased intangibles in Property-Liability, which is included above in underwriting income.
(2)Reflects net loss attributable to noncontrolling interest in Property-Liability.
Third Quarter 2022 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Property-Liability
Insurance premiums
Auto	$7,545	$6,912	$21,974	$20,604
Homeowners	2,776	2,522	8,065	7,325
Other personal lines	540	521	1,616	1,545
Commercial lines	296	204	874	590
Allstate Protection	11,157	10,159	32,529	30,064
Run-off Property-Liability	—	—	—	—
Total Property-Liability insurance premiums	11,157	10,159	32,529	30,064
Other revenue	364	365	1,066	1,071
Net investment income	632	710	1,696	2,314
Net gains (losses) on investments and derivatives	(123)	94	(988)	763
Total Property-Liability	12,030	11,328	34,303	34,212

Protection Services
Protection plans	330	295	961	834
Roadside assistance	50	50	152	144
Finance and insurance products	124	111	362	324
Intersegment premiums and service fees (1)	39	46	118	133
Other revenue	84	85	269	263
Net investment income	13	10	34	32
Net gains (losses) on investments and derivatives	(13)	4	(56)	20
Total Protection Services	627	601	1,840	1,750

Allstate Health and Benefits
Employer voluntary benefits	257	251	780	769
Group health	96	90	285	260
Individual health	110	119	333	333
Other revenue	90	85	277	248
Net investment income	17	18	50	56
Net gains (losses) on investments and derivatives	(6)	(1)	(25)	5
Total Allstate Health and Benefits	564	562	1,700	1,671

Corporate and Other
Other revenue	23	1	72	3
Net investment income	28	26	66	44
Net gains (losses) on investments and derivatives	(25)	8	(98)	30
Total Corporate and Other	26	35	40	77

Intersegment eliminations (1)	(39)	(46)	(118)	(133)
Consolidated revenues	$13,208	$12,480	$37,765	$37,577
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition
($ in millions)	September 30, 2022	December 31, 2021
Fixed income securities, at fair value	$41,715	$42,136
Equity securities, at fair value	4,723	7,061
Mortgage loans, net	833	821
Limited partnership interests	7,907	8,018
Short-term investments, at fair value	4,030	4,009
Other investments, net	1,798	2,656
Total	$61,006	$64,701

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
September 30, 2022
U.S. government and agencies	$8,756	$1	$(313)	$8,444
Municipal	6,486	4	(461)	6,029
Corporate	27,614	3	(2,885)	24,732
Foreign government	933	—	(43)	890
ABS	1,679	4	(63)	1,620
Total fixed income securities	$45,468	$12	$(3,765)	$41,715

December 31, 2021
U.S. government and agencies	$6,287	$12	$(26)	$6,273
Municipal	6,130	279	(16)	6,393
Corporate	26,834	688	(192)	27,330
Foreign government	982	9	(6)	985
ABS	1,143	14	(2)	1,155
Total fixed income securities	$41,376	$1,002	$(242)	$42,136

Scheduled maturities for fixed income securities
($ in millions)	September 30, 2022		December 31, 2021
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$2,429	$2,398	$1,105	$1,111
Due after one year through five years	26,566	24,992	21,039	21,291
Due after five years through ten years	11,356	9,738	13,808	14,079
Due after ten years	3,438	2,967	4,281	4,500
	43,789	40,095	40,233	40,981
ABS	1,679	1,620	1,143	1,155
Total	$45,468	$41,715	$41,376	$42,136
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fixed income securities	$323	$279	$889	$870
Equity securities	30	24	100	51
Mortgage loans	8	9	25	31
Limited partnership interests	325	438	841	1,467
Short-term investments	30	1	42	3
Other investments	38	50	120	139
Investment income, before expense	754	801	2,017	2,561
Investment expense	(64)	(37)	(171)	(115)
Net investment income	$690	$764	$1,846	$2,446
Third Quarter 2022 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Net gains (losses) on investments and derivatives by asset type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fixed income securities	$(166)	$86	$(644)	$355
Equity securities	(239)	6	(1,222)	322
Mortgage loans	1	—	—	19
Limited partnership interests	(49)	(15)	(224)	1
Derivatives	299	46	889	54
Other investments	(13)	(18)	34	67
Net gains (losses) on investments and derivatives	$(167)	$105	$(1,167)	$818

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales	$(175)	$80	$(605)	$441
Credit losses	(6)	(12)	(30)	2
Valuation change of equity investments (1)	(285)	(9)	(1,421)	321
Valuation change and settlements of derivatives	299	46	889	54
Net gains (losses) on investments and derivatives	$(167)	$105	$(1,167)	$818
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gross realized gains	$19	$104	$112	$460
Gross realized losses	(181)	(18)	(748)	(106)
The following table presents the net pre-tax appreciation (decline) recognized in net income of equity securities and limited partnership interests carried at fair value that are still held as of September 30, 2022 and 2021, respectively.

Net appreciation (decline) recognized in net income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Equity securities	$(209)	$(20)	$(771)	$170
Limited partnership interests carried at fair value	(36)	137	8	415
Total	$(245)	$117	$(763)	$585
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Assets
Fixed income securities:
Corporate	$(2)	$—	$(6)	$—
ABS	(2)	—	(2)	1
Total fixed income securities	(4)	—	(8)	1
Mortgage loans	1	—	—	17
Limited partnership interests	(1)	—	(4)	—
Other investments
Bank loans	(2)	(13)	(18)	(16)
Agent loans	—	1	—	—
Total credit losses by asset type	$(6)	$(12)	$(30)	$2

Liabilities
Commitments to fund commercial mortgage loans and bank loans	—	—	—	—
Total	$(6)	$(12)	$(30)	$2

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2022		Gains	Losses
Fixed income securities	$41,715	$12	$(3,765)	$(3,753)
Short-term investments	4,030	—	(1)	(1)
Derivative instruments	—	—	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships (1)				7
Unrealized net capital gains and losses, pre-tax				(3,750)
Other unrealized net capital gains and losses, pre-tax (2)				32
Deferred income taxes				791
Unrealized net capital gains and losses, after-tax				$(2,927)

December 31, 2021
Fixed income securities	$42,136	$1,002	$(242)	$760
Short-term investments	4,009	—	—	—
Derivative instruments	—	—	(3)	(3)
EMA limited partnerships (1)				(1)
Unrealized net capital gains and losses, pre-tax				756
Other unrealized net capital gains and losses, pre-tax (2)				5
Deferred income taxes				(163)
Unrealized net capital gains and losses, after-tax				$598
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

Change in unrealized net capital gains (losses)
($ in millions)	Nine months ended September 30, 2022
Fixed income securities	$(4,513)
Short-term investments	(1)
Derivative instruments	—
EMA limited partnerships	8
Total	(4,506)
Other unrealized net capital gains and losses, pre-tax	27
Deferred income taxes	954
Decrease in unrealized net capital gains and losses, after-tax	$(3,525)
Third Quarter 2022 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Carrying value for limited partnership interests
($ in millions)	September 30, 2022			December 31, 2021
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$5,287	$1,280	$6,567	$4,905	$1,434	$6,339
Real estate	881	38	919	823	97	920
Other (1)	421	—	421	759	—	759
Total	$6,589	$1,318	$7,907	$6,487	$1,531	$8,018
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of September 30, 2022 and December 31, 2021, the fair value of short-term investments totaled $4.03 billion and $4.01 billion, respectively.
Other investments Other investments primarily consist of bank loans, real estate, policy loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Policy loans are carried at unpaid principal balances. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.

Other investments by asset type
($ in millions)	September 30, 2022	December 31, 2021
Bank loans, net	$748	$1,574
Real estate	774	809
Policy loans	119	148
Derivatives	48	12
Other	109	113
Total	$1,798	$2,656
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
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $359 million and $311 million as of September 30, 2022 and December 31, 2021, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Beginning balance	$(10)	$(2)	$(6)	$(3)
Credit losses on securities for which credit losses not previously reported	(2)	—	(2)	—
Net (increases) decreases related to credit losses previously reported	(2)	—	(6)	1
Reduction of allowance related to sales	1	—	1	—
Write-offs	—	—	—	—
Ending balance (1) (2)	$(13)	$(2)	$(13)	$(2)
(1)Allowance for fixed income securities as of September 30, 2022 comprised $11 million and $2 million of corporate bonds and ABS, respectively. Allowance for fixed income securities as of September 30, 2021 comprised $1 million and $1 million of corporate bonds and ABS, respectively.
(2)Includes $1 million of credit loss allowance for fixed income securities that were classified as held for sale as of September 30, 2021.
Third Quarter 2022 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2022
Fixed income securities
U.S. government and agencies	137	$6,980	$(231)	53	$1,428	$(82)	$(313)
Municipal	3,880	5,508	(400)	289	341	(61)	(461)
Corporate	2,611	21,603	(2,305)	515	2,879	(580)	(2,885)
Foreign government	80	744	(27)	42	141	(16)	(43)
ABS	269	1,484	(58)	62	36	(5)	(63)
Total fixed income securities	6,977	$36,319	$(3,021)	961	$4,825	$(744)	$(3,765)
Investment grade fixed income securities	6,313	$32,385	$(2,346)	902	$4,474	$(643)	$(2,989)
Below investment grade fixed income securities	664	3,934	(675)	59	351	(101)	(776)
Total fixed income securities	6,977	$36,319	$(3,021)	961	$4,825	$(744)	$(3,765)

December 31, 2021
Fixed income securities
U.S. government and agencies	112	$5,451	$(24)	4	$72	$(2)	$(26)
Municipal	767	1,213	(15)	2	14	(1)	(16)
Corporate	1,197	9,725	(176)	22	130	(16)	(192)
Foreign government	51	415	(6)	4	3	—	(6)
ABS	80	500	(2)	53	8	—	(2)
Total fixed income securities	2,207	$17,304	$(223)	85	$227	$(19)	$(242)
Investment grade fixed income securities	1,993	$15,391	$(188)	71	$183	$(8)	$(196)
Below investment grade fixed income securities	214	1,913	(35)	14	44	(11)	(46)
Total fixed income securities	2,207	$17,304	$(223)	85	$227	$(19)	$(242)

Gross unrealized losses by unrealized loss position and credit quality as of September 30, 2022
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(2,422)	$(439)	$(2,861)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(567)	(337)	(904)
Total unrealized losses	$(2,989)	$(776)	$(3,765)
(1)Below investment grade fixed income securities include $419 million that have been in an unrealized loss position for less than twelve months.
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
18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

the Company owns, such as overcollateralization and excess spread. Municipal bonds in an unrealized loss position were evaluated based on the underlying credit quality of the primary obligor, obligation type and quality of the underlying assets.
As of September 30, 2022, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Loans The Company establishes a credit loss allowance for mortgage loans and bank loans when they are originated or purchased, and for unfunded commitments unless they are unconditionally cancellable by the Company. The Company uses a probability of default and loss given default model for mortgage loans and bank loans to estimate current expected credit losses that considers all relevant information available including past events, current conditions, and reasonable and supportable forecasts over the life of an asset. The Company also considers such factors as historical losses, expected prepayments and various economic factors. For mortgage loans the Company considers origination vintage year and property level information such as debt service coverage, property type, property location and collateral value. For bank loans, the Company considers the credit rating of the borrower, credit spreads and type of loan. After the reasonable and supportable forecast period, the Company’s model reverts to historical loss trends.
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

Accrued interest
($ in millions)	September 30,	December 31,
	2022	2021
Mortgage loans	$3	$2
Bank Loans	4	4
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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	September 30, 2022							December 31, 2021
($ in millions)	2017 and prior	2018	2019	2020	2021	Current	Total	Total
Below 1.0	$—	$—	$—	$—	$—	$18	$18	$—
1.0 - 1.25	35	—	—	10	—	22	67	46
1.26 - 1.50	13	5	103	—	—	7	128	160
Above 1.50	77	101	136	41	217	54	626	621
Amortized cost before allowance	$125	$106	$239	$51	$217	$101	$839	$827
Allowance							(6)	(6)
Amortized cost, net							$833	$821
Third Quarter 2022 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of September 30, 2022 and December 31, 2021.

Rollforward of credit loss allowance for mortgage loans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Beginning balance	$(7)	$(30)	$(6)	$(67)
Net (increases) decreases related to credit losses	1	2	—	39
Write-offs	—	—	—	—
Ending balance (1)	$(6)	$(28)	$(6)	$(28)
(1)Includes $21 million of credit loss allowance for mortgage loans that were classified as held for sale as of September 30, 2021.
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

Bank loans amortized cost by credit rating and year of origination
	September 30, 2022							December 31, 2021
($ in millions)	2017 and prior	2018	2019	2020	2021	Current	Total	Total
NAIC 2 / BBB	$—	$—	$7	$5	$37	$—	$49	$86
NAIC 3 / BB	9	—	7	3	262	14	295	656
NAIC 4 / B	8	16	18	18	271	30	361	768
NAIC 5-6/ CCC and below	21	10	40	8	11	5	95	125
Amortized cost before allowance	$38	$26	$72	$34	$581	$49	$800	$1,635
Allowance							(52)	(61)
Amortized cost, net							$748	$1,574

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$(56)	$(52)	$(61)	$(67)
Net increases related to credit losses	(2)	(14)	(18)	(10)
Reduction of allowance related to sales	6	2	27	13
Write-offs	—	—	—	—
Ending balance (1)	$(52)	$(64)	$(52)	$(64)
(1)Includes $7 million of credit loss allowance for bank loans that were classified as held for sale as of September 30, 2021.

Note 6	Fair Value of Assets and Liabilities
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
20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Third Quarter 2022 Form 10-Q 21

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
Level 3 measurements
•Fixed income securities:
Municipal: Comprise municipal bonds that are not rated by third-party credit rating agencies. The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets that are not market observable, contractual cash flows, benchmark yields and credit spreads. Also included are municipal bonds valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and municipal bonds in default valued based on the present value of expected cash flows.
Corporate - public and privately placed and ABS: Primarily valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. Other inputs for corporate fixed income securities include an interest rate yield curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.
•Equity securities: The primary inputs to the valuation include quoted prices or quoted net asset values for identical or similar assets that are not market observable.
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

22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets measured at fair value on a non-recurring basis
Comprise long-lived assets to be disposed of by sale, including real estate, that are written down to fair value less costs to sell.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of September 30, 2022, the Company has commitments to invest $215 million in these limited partnership interests.

Assets and liabilities measured at fair value
	September 30, 2022
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$8,424	$20	$—		$8,444
Municipal	—	6,010	19		6,029
Corporate - public	—	16,751	68		16,819
Corporate - privately placed	—	7,842	71		7,913
Foreign government	—	890	—		890
ABS	—	1,572	48		1,620
Total fixed income securities	8,424	33,085	206		41,715
Equity securities	4,092	304	327		4,723
Short-term investments	928	3,096	6		4,030
Other investments	—	107	2	$(59)	50
Other assets	14	—	104		118
Total recurring basis assets	13,458	36,592	645	(59)	50,636
Non-recurring basis	—	—	23		23
Total assets at fair value	$13,458	$36,592	$668	$(59)	$50,659
% of total assets at fair value	26.6%	72.2%	1.3%	(0.1)%	100.0%

Investments reported at NAV					1,318
Total					$51,977
Liabilities
Other liabilities	$(9)	$(32)	$—	$(7)	$(48)
Total recurring basis liabilities	(9)	(32)	—	(7)	(48)
Total liabilities at fair value	$(9)	$(32)	$—	$(7)	$(48)
% of total liabilities at fair value	18.7%	66.7%	—%	14.6%	100.0%
Third Quarter 2022 Form 10-Q 23

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
	September 30, 2021
($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(455)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.90%
(1) These were included in the liabilities held for sale as of September 30, 2021.
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
As of September 30, 2022 and December 31, 2021, Level 3 fair value measurements of fixed income securities total $206 million and $144 million, respectively, and include $70 million and $41 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $17 million and $16 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2022
	Balance as of June 30, 2022	Total gains (losses) included in:		Transfers						Balance as of September 30, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$—	$2	$(1)	$—	$—	$—	$—	$19
Corporate - public	77	—	(2)	—	—	—	(7)	—	—	68
Corporate - privately placed	73	1	1	—	—	18	(22)	—	—	71
ABS	18	—	—	—	—	30	—	—	—	48
Total fixed income securities	186	1	(1)	2	(1)	48	(29)	—	—	206
Equity securities	372	(16)	—	—	—	8	(37)	—	—	327
Short-term investments	8	—	—	—	—	—	—	—	(2)	6
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	108	(4)	—	—	—	—	—	—	—	104
Total recurring Level 3 assets	676	(19)	(1)	2	(1)	56	(66)	—	(2)	645
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Rollforward of Level 3 assets and liabilities held at fair value during the nine month period ended September 30, 2022
	Balance as of December 31, 2021	Total gains (losses) included in:		Transfers						Balance as of September 30, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$1	$2	$—	$—	$—	$—	$(2)	$19
Corporate - public	20	—	(6)	—	—	66	(10)	—	(2)	68
Corporate - privately placed	66	20	(1)	—	—	32	(46)	—	—	71
ABS	40	1	—	—	(28)	37	—	—	(2)	48
Total fixed income securities	144	21	(6)	2	(28)	135	(56)	—	(6)	206
Equity securities	349	13	—	—	—	10	(45)	—	—	327
Short-term investments	5	—	—	—	—	23	—	—	(22)	6
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	65	39	—	—	—	—	—	—	—	104
Total recurring Level 3 assets	565	73	(6)	2	(28)	168	(101)	—	(28)	645
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Third Quarter 2022 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2021
	Balance as of June 30, 2021	Total gains (losses) included in:		Transfers		Transfers to (from) held for sale					Balance as of September 30, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$(1)	$—	$—	$—	$—	$—	$—	$—	$17
Corporate - public	20	—	—	—	—	(1)	—	—	—	—	19
Corporate - privately placed	84	1	1	—	(22)	(2)	104	(7)	—	(5)	154
ABS	33	—	—	1	—	—	5	—	—	(30)	9
Total fixed income securities	155	1	—	1	(22)	(3)	109	(7)	—	(35)	199
Equity securities	405	31	—	—	—	—	27	(87)	—	—	376
Short-term investments	—	—	—	—	—	—	14	—	—	—	14
Other investments	3	—	—	—	—	—	—	(1)	—	—	2
Assets held for sale	164	1	—	—	(20)	3	—	—	—	(2)	146
Total recurring Level 3 assets	727	33	—	1	(42)	—	150	(95)	—	(37)	737
Liabilities
Liabilities held for sale	(490)	15	—	—	—	—	—	—	(9)	5	(479)
Total recurring Level 3 liabilities	$(490)	$15	$—	$—	$—	$—	$—	$—	$(9)	$5	$(479)

Rollforward of Level 3 assets and liabilities held at fair value during the nine month period ended September 30, 2021
	Balance as of December 31, 2020	Total gains (losses) included in:		Transfers		Transfers to (from) held for sale					Balance as of September 30, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$—	$—	$—	$—	$—	$3	$—	$—	$(3)	$17
Corporate - public	67	1	(2)	—	—	(7)	13	(53)	—	—	19
Corporate - privately placed	63	—	2	8	—	14	103	(31)	—	(5)	154
ABS	79	1	—	—	(32)	—	57	(42)	—	(54)	9
Total fixed income securities	226	2	—	8	(32)	7	176	(126)	—	(62)	199
Equity securities	304	63	—	—	—	101	40	(132)	—	—	376
Short-term investments	35	—	—	—	—	—	14	—	—	(35)	14
Other investments	—	—	—	—	—	—	3	(1)	—	—	2
Assets held for sale	267	3	—	5	(13)	(108)	3	(6)	—	(5)	146
Total recurring Level 3 assets	832	68	—	13	(45)	—	236	(265)	—	(102)	737
Liabilities
Liabilities held for sale	(516)	46	—	—	—	—	—	—	(25)	16	(479)
Total recurring Level 3 liabilities	$(516)	$46	$—	$—	$—	$—	$—	$—	$(25)	$16	$(479)

Total Level 3 gains (losses) included in net income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Net investment income	$4	$6	$17	$(1)
Net gains (losses) on investments and derivatives	(23)	26	56	66
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Transfers into Level 3 during the three and nine months ended September 30, 2022 and September 30, 2021 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
Transfers out of Level 3 during the three and nine months ended September 30, 2022 and 2021 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of September 30,
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Assets
Municipal	$—	$1	$—	$—
Corporate - privately placed	1	—	1	—
Total fixed income securities	1	1	1	—
Equity securities	$(16)	$9	$11	$22
Other assets	(4)	—	39	—
Assets held for sale	—	1	—	3
Total recurring Level 3 assets	$(19)	$11	$51	$25
Liabilities
Liabilities held for sale	$—	$15	$—	$46
Total recurring Level 3 liabilities	—	15	—	46
Total included in net income	$(19)	$26	$51	$71

Components of net income
Net investment income	$3	$6	$16	$(1)
Net gains (losses) on investments and derivatives	(22)	4	35	23
Total included in net income	$(19)	$10	$51	$22

Assets
Municipal	$—	$(1)	$1	$—
Corporate - public	(3)	—	(6)	(1)
Corporate - privately placed	(1)	1	(2)	1
Total recurring Level 3 assets	$(4)	$—	$(7)	$—
Changes in unrealized net capital gains and losses reported in OCI	$(4)	$—	$(7)	$—

Financial instruments not carried at fair value
($ in millions)		September 30, 2022		December 31, 2021
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$833	$779	$821	$853
Bank loans	Level 3	748	738	1,574	1,634

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$52	$52	$55	$55
Long-term debt	Level 2	7,967	7,383	7,976	9,150
Liability for collateral	Level 2	2,201	2,201	1,444	1,444
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.
Third Quarter 2022 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Note 7	Derivative Financial Instruments
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
In connection with the sale of ALIC and certain affiliates, the sale agreement includes a provision related to contingent consideration that may be earned over a ten-year period commencing on January 1, 2026 and ending January 1, 2035. The contingent consideration is determined annually based on the average 10-year Treasury rate over the preceding 3-year period compared to a designated rate. The contingent consideration meets the definition of a derivative and is accounted for on a fair value basis with periodic changes in fair value reflected in earnings. As of September 30, 2022, the Company recorded $104 million in other assets related to this derivative. For the three and nine months ended September 30, 2022, the Company recorded a loss of $4 million and a gain of $39 million, respectively, in operating costs and expenses related to valuation of this contingent consideration.
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of September 30, 2022
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	45,626	$14	$14	$—
Equity and index contracts
Options	Other investments	n/a	1,309	44	44	—
Futures	Other assets	n/a	336	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	$39	n/a	(4)	—	(4)
Embedded derivative financial instruments	Other investments	750	n/a	—	—	—
Contingent consideration	Other assets	250	n/a	104	104	—
Credit default contracts
Credit default swaps – buying protection	Other investments	79	n/a	3	3	—
Total asset derivatives		$1,118	47,271	$161	$165	$(4)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	2,969	$(1)	$—	$(1)
Equity and index contracts
Options	Other liabilities & accrued expenses	n/a	1,210	(16)	—	(16)
Futures	Other liabilities & accrued expenses	n/a	3,674	(8)	—	(8)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$689	n/a	49	60	(11)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	55	n/a	(1)	—	(1)
Total liability derivatives		744	7,853	23	$60	$(37)
Total derivatives		$1,862	55,124	$184
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
Third Quarter 2022 Form 10-Q 29

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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2022
Asset derivatives	$60	$(64)	$5	$1	$—	$1
Liability derivatives	(16)	64	(71)	(23)	—	(23)

December 31, 2021
Asset derivatives	$23	$(24)	$2	$1	$—	$1
Liability derivatives	(10)	24	(17)	(3)	—	(3)
(1)All OTC derivatives are subject to enforceable master netting agreements.
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2022
Interest rate contracts	$260	$—	$260
Equity and index contracts	9	(8)	1
Contingent consideration	—	(4)	(4)
Foreign currency contracts	40	(6)	34
Credit default contracts	(10)	—	(10)
Other contracts	—	(1)	(1)
Total	$299	$(19)	$280

Nine months ended September 30, 2022
Interest rate contracts	$734	$—	$734
Equity and index contracts	65	(55)	10
Contingent consideration	—	39	39
Foreign currency contracts	84	(8)	76
Credit default contracts	6	—	6
Other contracts	—	(1)	(1)
Total	$889	$(25)	$864

Three months ended September 30, 2021
Interest rate contracts	$18	$—	$18
Equity and index contracts	10	(3)	7
Foreign currency contracts	15	—	15
Credit default contracts	1	—	1
Total return swaps - fixed income	2	—	2
Total	$46	$(3)	$43

Nine months ended September 30, 2021
Interest rate contracts	$19	$—	$19
Equity and index contracts	2	27	29
Foreign currency contracts	23	—	23
Credit default contracts	6	—	6
Total return swaps - fixed income	4	—	4
Total	$54	$27	$81
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

OTC cash and securities collateral pledged
($ in millions)	September 30, 2022
Pledged by the Company	$5
Pledged to the Company (1)	71
(1)No collateral was posted under MNA’s for contracts containing credit-risk-contingent provisions that are in a liability provision.
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
Third Quarter 2022 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	September 30, 2022				December 31, 2021
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	4	$500	$25	$—	1	$199	$7	$—
A	1	232	24	—	1	367	9	—
Total	5	$732	$49	$—	2	$566	$16	$—
(1)    Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)    Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	September 30, 2022
Pledged by the Company	$162
Received by the Company	3
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

($ in millions)	September 30, 2022	December 31, 2021
Gross liability fair value of contracts containing credit-risk-contingent features	$11	$8
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(11)	(7)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$1
Credit derivatives - selling protection
A credit default swap (“CDS”) is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the “reference entity” or a portfolio of “reference entities”), in return for a periodic premium. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. CDS typically have a five-year term. As of September 30, 2022, there were no open CDS positions.
32 www.allstate.com

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
Third Quarter 2022 Form 10-Q 33

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
The Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges. In addition, as of September 30, 2022 and December 31, 2021, the Company holds interests of $123 million in the form of surplus notes included in other liabilities and expenses on the Statement of Assets and Liabilities of the Reciprocal Exchanges that provide capital to the Reciprocal Exchanges and would absorb any expected losses. The Company is therefore the primary beneficiary.
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company.
The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $39 million and $122 million of earned premiums for the three and nine months ended September 30, 2022, respectively, compared to $47 million and $137 million for the three and nine months ended September 30, 2021, respectively.
Claims and claims expenses were $31 million and $91 million for the three and nine months ended September 30, 2022, respectively, compared to $38 million and $105 million for the three and nine months ended September 30, 2021, respectively.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	September 30, 2022	December 31, 2021
Assets
Fixed income securities	$302	$324
Short-term investments	12	30
Deferred policy acquisition costs	20	15
Premium installment and other receivables, net	41	42
Reinsurance recoverables, net	119	114
Other assets	89	82
Total assets	583	607
Liabilities
Reserve for property and casualty insurance claims and claims expense	200	226
Unearned premiums	174	175
Other liabilities and expenses	327	265
Total liabilities	$701	$666

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns, it applies actuarial judgment in the determination and selection of development factors to be more reflective of the new trends. For example, the Coronavirus has had a significant impact on driving patterns and auto frequency. Supply chain disruptions have resulted in higher parts costs, used car values and longer time to claim resolution, which have combined with labor shortages to increase physical damage loss costs. Medical inflation, treatment trends, attorney representation, litigation costs and more severe accidents have contributed to higher third-party bodily injury loss costs. These factors may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability. Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, driving behaviors, miles driven or other macroeconomic factors. Changes
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors, the effectiveness and efficiency of claim practices and changes in mix of claim types. The Company mitigates these effects through various loss management programs. When such changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves.
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
The highest degree of uncertainty is associated with reserves for losses incurred in the initial reporting period as it contains the greatest proportion of losses that have not been reported or settled as well as heightened uncertainty for claims that involve litigation or take longer to settle during periods of rapidly increasing loss costs. The Company also has uncertainty in the Run-off Property-Liability reserves that are based on events long since passed and are complicated by lack of historical data, legal interpretations, unresolved legal issues and legislative intent based on establishment of facts.
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

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Nine months ended September 30,
($ in millions)	2022	2021
Balance as of January 1	$33,060	$27,610
Less recoverables (1)	(9,479)	(7,033)
Net balance as of January 1	23,581	20,577
National General acquisition as of January 4, 2021	—	1,797
Incurred claims and claims expense related to:
Current year	25,792	21,579
Prior years	1,470	(65)
Total incurred	27,262	21,514
Claims and claims expense paid related to:
Current year	(14,020)	(12,539)
Prior years	(9,850)	(8,098)
Total paid	(23,870)	(20,637)
Net balance as of September 30	26,973	23,251
Plus recoverables	9,556	10,035
Balance as of September 30	$36,529	$33,286
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $2.33 billion and $2.81 billion in the nine months ended September 30, 2022 and 2021, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
Third Quarter 2022 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2022	2021	2022	2021 (2) (3)	2022	2021
Three months ended September 30,
Auto	$643	$77	$(11)	$(5)	$632	$72
Homeowners	51	14	4	3	55	17
Other personal lines	(2)	(66)	(3)	—	(5)	(66)
Commercial lines	63	24	1	1	64	25
Run-off Property-Liability (4)	120	113	—	—	120	113
Protection Services	—	—	—	—	—	—
Total prior year reserve reestimates	$875	$162	$(9)	$(1)	$866	$161

Nine months ended September 30,
Auto	$1,069	$31	$(58)	$(28)	$1,011	$3
Homeowners	95	12	82	(168)	177	(156)
Other personal lines	(18)	(69)	4	(14)	(14)	(83)
Commercial lines	174	55	1	3	175	58
Run-off Property-Liability (4)	124	115	—	—	124	115
Protection Services	(3)	(2)	—	—	(3)	(2)
Total prior year reserve reestimates	$1,441	$142	$29	$(207)	$1,470	$(65)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Included approximately $40 million and $240 million of estimated recoveries related to Nationwide Aggregate Reinsurance Program cover for aggregate catastrophe losses occurring between April 1, 2020 and December 31, 2020, for the three and nine months ended 2021, respectively, which primarily impacted homeowners reestimates.
(3)Included approximately $110 million favorable subrogation settlements arising from the Woolsey wildfire, which primarily impacted homeowners reestimates, for the nine months ended 2021.
(4)The Company’s 2022 and 2021 annual reserve reviews, using established industry and actuarial practices, resulted in unfavorable reestimates of $118 million and $111 million, respectively.
Unfavorable reserve reestimates for personal auto are primarily from bodily injury and physical damage coverages. Increases in injury coverages reflect recent data and updated assumptions related to severity of third-party bodily injury claims, increased claims with attorney representation, litigation costs and higher medical inflation. Increases in physical damage reflect the ongoing inflationary factors and supply chain shortages impacting used vehicle and parts prices, labor rates and length of claim resolution. Delays in the receipt of third-party carrier claims also contributed to the adverse development of claims reported in prior years.

Note 10	Reinsurance and Indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Property and casualty insurance premiums earned	$(479)	$(442)	$(1,362)	$(1,488)
Accident and health insurance premiums and contract charges	(12)	(17)	(29)	(65)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Property and casualty insurance claims and claims expense (1) (2)	$(925)	$(1,458)	$(1,300)	$(3,209)
Accident, health and other policy benefits	(5)	(13)	(21)	(68)
(1)Ceded losses incurred included $100 million and $525 million related to the Michigan Catastrophic Claims Association for the nine months ended September 30, 2022 and 2021, respectively, and $305 million of expected reinsurance recoveries related to the Florida Excess Catastrophe Reinsurance Program for Hurricane Ian for the three and nine months ended September 30, 2022.
(2)Included approximately $1.40 billion and $185 million of ceded losses related to the Nationwide Catastrophe Reinsurance Program and the National Flood Insurance Program, respectively, for the nine months ended September 30, 2021.
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	September 30, 2022	December 31, 2021
Property and casualty
Paid and due from reinsurers and indemnitors	$264	$391
Unpaid losses estimated (including IBNR)	9,556	9,479
Total property and casualty	$9,820	$9,870

Accident and health insurance	141	154
Total	$9,961	$10,024

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Property and casualty (1) (2)
Beginning balance	$(66)	$(60)	$(66)	$(59)
Increase in the provision for credit losses	(5)	(6)	(5)	(7)
Write-offs	9	—	9	—
Ending balance	$(62)	$(66)	$(62)	$(66)

Accident and health insurance
Beginning balance	$(8)	$(1)	$(8)	$(1)
Increase in the provision for credit losses	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$(8)	$(1)	$(8)	$(1)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Note 11	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $14 million and $23 million during the three months ended September 30, 2022 and 2021, respectively, and $27 million and $145 million during the nine months ended September 30, 2022 and 2021, respectively.
Restructuring expenses during the third quarter and first nine months of 2022 are primarily due to the future work environment and employee costs. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Future work environment
($ in millions)
Expected program charges	$110
2021 expenses	(131)
2022 expenses	(13)
Change in estimated program costs	44
Remaining program charges	$10
These charges are primarily recorded in the Allstate Protection segment. Exit costs of this program reflect real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated. The Company expects that the majority of these actions will be completed in 2022.
Third Quarter 2022 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2021	$14	$7	$21
Expense incurred	18	17	35
Adjustments to liability	(8)	—	(8)
Payments and non-cash charges	(6)	(17)	(23)
Restructuring liability as of September 30, 2022	$18	$7	$25
As of September 30, 2022, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $19 million for employee costs and $140 million for exit costs.

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
The aggregate liability balance related to all guarantees was not material as of September 30, 2022.
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
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Third Quarter 2022 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

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
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio, filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio, filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio, filed March 2020); Ferguson-Luke et al. v. Allstate Property and Casualty Insurance Company (N.D. Ohio, filed April 2020); Clark v. Allstate Vehicle and Property Insurance Company (Circuit Court of Independence Co., Ark., filed February 2016); Mitchell, et al. v. Allstate Vehicle and Property Insurance Company, et al. (S.D. Ala., filed August 2021); Sims, et al. v. Allstate Fire and Casualty Insurance Company, et al. (W.D. Tex. filed June 2022); and Thompson, et al. v. Allstate Insurance Company (Circuit Court of Cole Co., Mo. filed June 2022). No classes have been certified in any of these matters. A settlement-in-principle has been reached in Thaxton v. Allstate Indemnity Company (Madison Co., Ill., filed July 2020) and Hester v. Allstate Vehicle and Property Insurance Company (St. Clair Co., Ill. filed June 2020).
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
The following cases are currently pending against the Company: Olberg v. Allstate Insurance Company, Allstate Fire and Casualty Insurance Company, and CCC Information Services, Inc. (W.D. Wash., filed April 2018); Bloomgarden v. Allstate Fire and Casualty Insurance
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Company (S.D. Fla., filed July 2018, dismissed August 2019, refiled on September 2019, remanded to 17th Judicial Circuit, Broward Co. October 2020); Erby v. Allstate Fire and Casualty Insurance Company (E.D. Pa., filed October 2018); Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D.N.Y., filed December 2018); Durgin v. Allstate Property and Casualty Insurance Company (W.D. La., filed June 2019); Williams v. Esurance Property and Casualty Insurance Company (C.D. Cal., filed September 2020); Cotton v. Allstate Fire and Casualty Insurance Company (Cir. Ct. of Cook Co. Ill., Chancery Div., filed October 2020); Romaniak v. Esurance Property and Casualty Insurance Company (N.D. Ohio, filed December 2020); Rawlins v. Esurance Property and Casualty Insurance Company (E.D. Mo., filed February 2021); Bass v. Imperial Fire and Casualty Insurance Company (W.D. La., filed February 2022); Cummings v. Allstate Property and Casualty Insurance Company (M.D. La., filed April 2022); Slaughter v. Esurance Property and Casualty Insurance Company (Cir. Ct. of Cook Co, Ill., Chancery Div., filed September 2022); Kanak v. Allstate Fire and Casualty Insurance Company (Cir. Ct. of Cook Co., Ill., Chancery Div., filed September 2022).
None of the courts in any of the pending matters has ruled on class certification.
Other proceedings The Company is defending against an investigatory hearing before the California Insurance Commissioner concerning the private passenger automobile insurance rating practices of Allstate Insurance Company and Allstate Indemnity Company in California. The investigatory hearing is captioned: In the Matter of the Rating Practices of Allstate Insurance Company and Allstate Indemnity Company. Pursuant to the Notice of Hearing issued by the California Insurance Commissioner, the California Insurance Commissioner is investigating: (1) whether Allstate has potentially violated California insurance law by using illegal price optimization; (2) how Allstate implemented any such potentially illegal price optimization in its private passenger auto insurance rates and/or class plans; and (3) how such potentially illegal price optimization impacted Allstate’s private passenger auto insurance policyholders. Fact discovery has been completed in the investigatory hearing. The hearing is expected to be set for a date in December 2022.
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
Plaintiffs further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification. The court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative and on September 12, 2018, the amended complaint was filed. A class was certified on March 26, 2019, vacated by the U.S. Court of Appeals for the Seventh Circuit on July 16, 2020 and remanded for further consideration by the district court. On December 21, 2020, the district court again granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. Defendants’ petition for permission to appeal this ruling was denied on January 28, 2021. Following the close of discovery defendants moved for summary judgment on March 23, 2022. On July 26, 2022 the court entered its order granting summary judgment in part (as to plaintiffs’ claims relating to certain statements made in October 2014) and denying it as to the remainder of plaintiffs’ claims. The court held a conference on August 24, 2022, ordering the parties to submit a joint pre-trial order by January 10, 2023. A pre-trial conference was also scheduled for February 3, 2023.
The Company is continuing to defend two putative class actions in California federal court, Holland Hewitt v. Allstate Life Insurance Company (E.D. Cal., filed May 2020) and Farley v. Lincoln Benefit Life Company (E.D. Cal., filed Dec. 2020), following the sale of ALIC. No classes have been certified in these matters. Also pending is an individual action in California state court, Gilmore v. Lincoln Benefit Life Company (San Diego Co., Cal., filed October 29, 2021). In these cases, plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. Similar litigation is pending against other insurance carriers. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the statutes’ effective date. The Company asserts various defenses to plaintiffs’ claims and to class certification.

Third Quarter 2022 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

Note 13	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Pension benefits
Service cost	$22	$27	$79	$78
Interest cost	59	47	157	145
Expected return on plan assets	(85)	(112)	(295)	(338)
Amortization of prior service credit	(2)	(13)	(27)	(38)
Costs and expenses	(6)	(51)	(86)	(153)
Remeasurement of projected benefit obligation	(254)	(25)	(1,427)	(292)
Remeasurement of plan assets	335	68	1,563	(99)
Remeasurement (gains) losses	81	43	136	(391)
Pension net cost (benefit)	$75	$(8)	$50	$(544)

Postretirement benefits
Service cost	$—	$—	$1	$1
Interest cost	3	2	7	6
Amortization of prior service credit	(7)	(5)	(19)	(18)
Costs and expenses	(4)	(3)	(11)	(11)
Remeasurement of projected benefit obligation	(2)	(3)	(45)	(13)
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	(2)	(3)	(45)	(13)
Postretirement net benefit	$(6)	$(6)	$(56)	$(24)

Pension and postretirement benefits
Costs and expenses	$(10)	$(54)	$(97)	$(164)
Remeasurement (gains) losses	79	40	91	(404)
Total net cost (benefit)	$69	$(14)	$(6)	$(568)
Differences in actual experience and changes in other assumptions affect our pension and other postretirement obligations and expenses. Differences between expected and actual returns on plan assets affect remeasurement (gains) losses.
Pension and other postretirement service cost, interest cost, expected return on plan assets and amortization of prior service credit are reported in property and casualty insurance claims and claims expense, operating costs and expenses, net investment income and (if applicable) restructuring and related charges on the Condensed Consolidated Statements of Operations.

Pension and postretirement benefits remeasurement gains and losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$(284)	$(32)	$(1,289)	$(271)
Other assumptions	28	4	(183)	(34)
Remeasurement of plan assets (gains) losses	335	68	1,563	(99)
Remeasurement (gains) losses	$79	$40	$91	$(404)
Remeasurement losses for the third quarter of 2022 are primarily related to unfavorable asset performance compared to expected return on plan assets, partially offset by a reduction in the projected benefit obligation due to an increase in the liability discount rate. Remeasurement losses in the first nine months of 2022 are primarily related to unfavorable asset performance compared to expected return on plan assets, partially offset by a reduction in the projected benefit obligation due to an increase in the liability discount rate and changes in other assumptions, primarily related to an increase in the long-term lump sum interest rate.
The weighted average discount rate used to measure the benefit obligation increased to 5.72% at September 30, 2022 compared to 4.92% at June 30, 2022, 3.97% at March 31, 2022 and 2.93% at December 31, 2021 resulting in gains for the third quarter and first nine months of 2022.
For the third quarter and first nine months of 2022, the actual return on plan assets was lower than the expected return due to higher interest rates, widening credit spreads and weak equity market performance.
42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $111 million and $31 million related to mergers and exchanges completed with equity and fixed income securities, bank loans, real estate, limited partnerships and modifications of other investments for the nine months ended September 30, 2022 and 2021, respectively.
Non-cash financing activities include $65 million and $52 million related to the issuance of Allstate common shares for vested equity awards for the nine months ended September 30, 2022 and 2021, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $127 million and $137 million for the nine months ended September 30, 2022 and 2021, respectively. Non-cash operating activities include $17 million and $96 million related to right-of-use assets obtained in exchange for lease obligations for the nine months ended September 30, 2022 and 2021, respectively.
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

($ in millions)	Nine months ended September 30,
	2022	2021
Net change in proceeds managed
Net change in fixed income securities	$(473)	$—
Net change in short-term investments	(285)	(579)
Operating cash flow (used)	(758)	(579)
Net change in cash	1	12
Net change in proceeds managed	$(757)	$(567)

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of period	$(1,444)	$(914)
Liabilities for collateral, end of period	(2,201)	(1,481)
Operating cash flow provided	$757	$567
Third Quarter 2022 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

Note 15	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,161)	$246	$(915)	$(343)	$73	$(270)
Less: reclassification adjustment of realized capital gains and losses	(159)	33	(126)	84	(18)	66
Unrealized net capital gains and losses	(1,002)	213	(789)	(427)	91	(336)
Unrealized foreign currency translation adjustments	(112)	24	(88)	(26)	5	(21)
Unamortized pension and other postretirement prior service credit (1)	(9)	1	(8)	(19)	4	(15)
Other comprehensive (loss) income	$(1,123)	$238	$(885)	$(472)	$100	$(372)

	Nine months ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(5,081)	$1,080	$(4,001)	$(1,350)	$288	$(1,062)
Less: reclassification adjustment of realized capital gains and losses	(602)	126	(476)	367	(77)	290
Unrealized net capital gains and losses	(4,479)	954	(3,525)	(1,717)	365	(1,352)
Unrealized foreign currency translation adjustments	(171)	36	(135)	13	(3)	10
Unamortized pension and other postretirement prior service credit (1)	(47)	9	(38)	(56)	12	(44)
Other comprehensive (loss) income	$(4,697)	$999	$(3,698)	$(1,760)	$374	$(1,386)
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
44 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2022, the related condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and cash flows for the nine month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 2, 2022
Third Quarter 2022 Form 10-Q 45

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
Subsequent event
On October 18, 2022, Allstate closed the sale of its headquarters for $232 million resulting in a gain of approximately $99 million, pre-tax in the fourth quarter of 2022. $16 million of the gain will be classified in Property-Liability net gains and losses on investments and derivatives and $83 million will be classified as other income within the Corporate and Other segment, but excluded from adjusted net income, the measure of segment profit or loss. The sale will reduce real estate expenses and further advance Allstate’s multi-year Transformative Growth initiative.
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”)
The Coronavirus resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have moderated, but new variants of the Coronavirus could result in further economic volatility. We continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the impact to our operations, but the effects have been and could be material.
Certain growth and profitability comparisons to the prior year were impacted, in part, by the effects the Coronavirus had on our prior year results. Beginning in March 2020, when shelter-in-place orders and other restrictions were initiated, and throughout 2021, we experienced lower auto accident claim frequency and different claim patterns than historically experienced. Total auto claim frequency has increased through the first nine months of 2022 and during 2021, but remains below pre-pandemic levels.
The Coronavirus has affected our operations and may continue to significantly affect our results of operations, financial condition and liquidity. The impact from the pandemic should be considered when comparing the current period to the prior period, including:
•Sales of new and retention of existing policies
•Rate changes and average gross premiums
•Supply chain disruptions and labor shortages increasing the cost of settling claims
•Premium for transportation network products
•Driving behavior and auto accident frequency
•Hospital and outpatient claim costs
•Investment valuations and returns
•Bad debt and credit allowance exposure
•Consumer utilization of Milewise®, our pay-per-mile insurance product
•Retail sales in Allstate Protection Plans
This list is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to the impacts of the Coronavirus on our 2022 results.
Russia/Ukraine Conflict
The Russia-Ukraine war and related sanctions imposed as a result of this conflict have increased global economic and political uncertainty, including inflationary pressures and an increased risk of cybersecurity incidents. Allstate does not have operations or direct investments in Russia, Belarus or Ukraine, but we could experience significant indirect impacts on the investment portfolio, financial position, or results of operations.
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

46 www.allstate.com

Protection services businesses are being expanded by leveraging enterprise capabilities and resources such as distribution, brand, analytics, claims, investment expertise, talent and capital.
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

Third Quarter 2022 Form 10-Q 47

Highlights

Consolidated net income
($ in millions)

Q1	Q2	Q3

Consolidated net loss applicable to common shareholders was $694 million and $1.11 billion in the third quarter and first nine months of 2022, respectively, compared to income of $508 million and $695 million in the third quarter and first nine months of 2021, respectively, primarily due to higher losses, excluding catastrophes, and equity valuation decreases, partially offset by increased Property-Liability premiums earned and the loss on the sale of the life and annuities business in the first nine months of 2021.

For the twelve months ended September 30, 2022, return on Allstate common shareholders’ equity was (1.6)%, a decrease of 14.8% from 13.2% for the twelve months ended September 30, 2021.

Total revenue
($ in millions)

Total revenue increased 5.8% to $13.21 billion and increased 0.5% to $37.77 billion in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021. The increase in both periods is due to increases of 9.9% and 8.4% in property and casualty insurance premiums earned in the third quarter and first nine months of 2022, respectively, partially offset by net losses on investments and derivatives in 2022 compared to net gains in 2021 and decreases in net investment income.
Insurance premiums earned increased for Property-Liability and Protection Services.

Net investment income
($ in millions)

Net investment income decreased $74 million to $690 million in the third quarter of 2022 and decreased $600 million to $1.85 billion in the first nine months of 2022 compared to the same periods of 2021. The decrease in both periods was primarily due to lower performance-based investment results, mainly from limited partnerships, partially offset by higher market-based fixed income portfolio yields.

48 www.allstate.com

Financial highlights
Investments totaled $61.01 billion as of September 30, 2022, decreasing from $64.70 billion as of December 31, 2021.
Allstate shareholders’ equity As of September 30, 2022, Allstate shareholders’ equity was $17.67 billion.
Book value per common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $58.35, a decrease of 31.0% from $84.62 as of September 30, 2021, and a decrease of 28.4% from $81.52 as of December 31, 2021.
Return on average Allstate common shareholders’ equity For the twelve months ended September 30, 2022, return on Allstate common shareholders’ equity was (1.6)%, a decrease of 14.8 points from 13.2% for the twelve months ended September 30, 2021. The decrease was primarily due to lower net income applicable to common shareholders for the trailing twelve-month period ending September 30, 2022.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement losses of $79 million in the third quarter of 2022, primarily related to unfavorable asset performance compared to expected return on plan assets, partially offset by a reduction in the projected benefit obligation due to an increase in the liability discount rate.
We recorded losses of $91 million in the first nine months of 2022, primarily related to unfavorable asset performance compared to expected return on plan assets, partially offset by a reduction in the projected benefit obligation due to an increase in the liability discount rate and changes in other assumptions, primarily related to an increase in the long-term lump sum interest rate.
Summarized consolidated financial results

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Revenues
Property and casualty insurance premiums	$11,661	$10,615	$34,004	$31,366
Accident and health insurance premiums and contract charges	463	460	1,398	1,362
Other revenue	561	536	1,684	1,585
Net investment income	690	764	1,846	2,446
Net gains (losses) on investments and derivatives	(167)	105	(1,167)	818
Total revenues	13,208	12,480	37,765	37,577

Costs and expenses
Property and casualty insurance claims and claims expense	(10,073)	(8,264)	(27,262)	(21,514)
Shelter-in-Place Payback expense	—	—	—	(29)
Accident, health and other policy benefits	(263)	(277)	(801)	(771)
Amortization of deferred policy acquisition costs	(1,682)	(1,582)	(4,913)	(4,650)
Operating, restructuring and interest expenses	(1,941)	(1,982)	(5,872)	(5,695)
Pension and other postretirement remeasurement gains (losses)	(79)	(40)	(91)	404
Amortization of purchased intangibles	(90)	(109)	(264)	(267)
Total costs and expenses	(14,128)	(12,254)	(39,203)	(32,522)

(Loss) income from operations before income tax expense	(920)	226	(1,438)	5,055

Income tax benefit (expense)	237	(20)	377	(1,008)

Net (loss) income from continuing operations	(683)	206	(1,061)	4,047

Income (loss) from discontinued operations, net of tax	—	325	—	(3,272)

Net (loss) income	(683)	531	(1,061)	775

Less: Net loss attributable to noncontrolling interest	(15)	(7)	(34)	(7)

Net (loss) income attributable to Allstate	(668)	538	(1,027)	782

Preferred stock dividends	(26)	(30)	(79)	(87)

Net (loss) income applicable to common shareholders	$(694)	$508	$(1,106)	$695

Third Quarter 2022 Form 10-Q 49

Segment highlights
Allstate Protection underwriting loss was $1.17 billion in the third quarter of 2022 compared to underwriting loss of $421 million in the third quarter of 2021. Underwriting loss totaled $1.75 billion in the first nine months of 2022 compared to underwriting income of $1.67 billion in the first nine months of 2021. The decrease in both periods was primarily due to higher losses and unfavorable reserve reestimates, both excluding catastrophes, primarily for auto insurance, partially offset by increased premiums. We are executing a comprehensive plan to improve profitability, including broadly raising rates, reducing operating expenses and advertising, implementing underwriting restrictions in underperforming states and executing claims operating actions to manage loss costs.
At this time, we will no longer write new homeowners and condominium business in the state of California, although we will offer continuing coverage to existing customers. Additional actions are likely in personal auto insurance.
Commercial insurance is being exited in five states and coverage to transportation network companies will not be offered unless it utilizes telematics-based pricing. We expect these actions will negatively impact premiums starting in the fourth quarter.
Catastrophe losses were $763 million and $2.33 billion in the third quarter and first nine months of 2022, respectively, compared to $1.27 billion and $2.81 billion in the third quarter and first nine months of 2021, respectively.
Premiums written increased 9.8% to $12.04 billion and 10.5% to $34.31 billion in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021, reflecting higher premiums in both Allstate and National General brands.

Protection Services adjusted net income was $35 million in the third quarter of 2022 compared to $45 million in the third quarter of 2021, primarily due to a prior year restructuring benefit and higher current year technology expenses at Allstate Identity Protection. Adjusted net income was $131 million in the first nine months of 2022 compared to $150 million in the first nine months of 2021, primarily related to investments in growth at Allstate Protection Plans and lower revenue at Arity.
Premiums and other revenue increased 8.7% or $47 million in the third quarter of 2022 and 11.4% or $179 million in the first nine months of 2022 compared to the same periods of 2021, primarily due to Allstate Protection Plans.
Allstate Health and Benefits adjusted net income was $54 million in the third quarter of 2022 compared to $33 million in the third quarter 2021, primarily due to lower individual health and employer voluntary benefits claims as well as lower restructuring charges compared to the prior year quarter. Adjusted net income was $172 million in the first nine months of 2022 compared to $160 million in the first nine months of 2021, primarily due to increases in group health and employer voluntary benefits revenues, partially offset by higher group and individual health claims utilization.
Premiums and contract charges increased 0.7% to $463 million in the third quarter of 2022 and 2.6% to $1.40 billion in the first nine months of 2022 compared to the same periods of 2021, primarily due to growth in group health and employer voluntary benefits.
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
Third Quarter 2022 Form 10-Q 51

Property-Liability Operations
•Paid claim severity is calculated by dividing the sum of paid losses and loss expenses by claims closed with a payment during the period.
•Percent change in frequency or paid claim severity statistics are calculated as the amount of increase or decrease in gross claim frequency or paid claim severity in the current period compared to the same period in the prior year, divided by the prior year gross claim frequency or paid claim severity.
•Percent change in report year incurred claim severity statistic is calculated as the amount of increase or decrease in report year incurred claim severity recorded in the year-to-date period divided by the current estimate of the prior report year incurred claim severity.

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions, except ratios)	2022	2021	2022	2021
Premiums written	$12,037	$10,966	$34,307	$31,057
Premiums earned	$11,157	$10,159	$32,529	$30,064
Other revenue	364	365	1,066	1,071
Claims and claims expense	(9,934)	(8,145)	(26,867)	(21,193)
Shelter-in-Place Payback expense	—	—	—	(29)
Amortization of DAC	(1,414)	(1,346)	(4,117)	(3,968)
Other costs and expenses	(1,390)	(1,477)	(4,285)	(4,115)
Restructuring and related charges (1)	(14)	(15)	(24)	(113)
Amortization of purchased intangibles	(61)	(75)	(178)	(165)
Underwriting (loss) income	$(1,292)	$(534)	$(1,876)	$1,552

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$772	$1,270	$2,304	$3,018
Catastrophe reserve reestimates (2)	(9)	(1)	29	(207)
Total catastrophe losses	$763	$1,269	$2,333	$2,811

Non-catastrophe reserve reestimates (2)	875	162	1,444	144
Prior year reserve reestimates (2)	866	161	1,473	(63)

GAAP operating ratios
Loss ratio	89.0	80.2	82.6	70.5
Expense ratio (3)	22.6	25.1	23.2	24.3
Combined ratio	111.6	105.3	105.8	94.8
Effect of catastrophe losses on combined ratio	6.8	12.5	7.2	9.4
Effect of prior year reserve reestimates on combined ratio	7.7	1.6	4.6	(0.3)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	—	0.1	(0.7)
Effect of restructuring and related charges on combined ratio (1)	0.1	0.1	0.1	0.4
Effect of amortization of purchased intangibles on combined ratio	0.6	0.8	0.5	0.5
Effect of Shelter-in-Place Payback expense on combined and expense ratios	—	—	—	0.1
Effect of Run-off Property-Liability business on combined ratio	1.1	1.2	0.4	0.4
(1)Restructuring and related charges for the third quarter and first nine months of 2022 primarily related to future work environment and employee costs. See Note 11 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
52 www.allstate.com

Allstate Protection Segment Results
Allstate Protection Segment

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Premiums written	$12,037	$10,966	$34,307	$31,057
Premiums earned	$11,157	$10,159	$32,529	$30,064
Other revenue	364	365	1,066	1,071
Claims and claims expense	(9,814)	(8,032)	(26,743)	(21,078)
Shelter-in-Place Payback expense	—	—	—	(29)
Amortization of DAC	(1,414)	(1,346)	(4,117)	(3,968)
Other costs and expenses	(1,388)	(1,476)	(4,282)	(4,112)
Restructuring and related charges	(14)	(16)	(24)	(113)
Amortization of purchased intangibles	(61)	(75)	(178)	(165)
Underwriting (loss) income	$(1,170)	$(421)	$(1,749)	$1,670
Catastrophe losses	$763	$1,269	$2,333	$2,811
Underwriting loss was $1.17 billion in the third quarter of 2022 compared to underwriting loss of $421 million in the third quarter of 2021. Underwriting loss totaled $1.75 billion in first nine months of 2022 compared to underwriting income of $1.67 billion in the first nine months of 2021. The decrease in both periods was primarily due to higher losses and unfavorable reserve reestimates, both excluding catastrophes, primarily for auto insurance, partially offset by increased premiums. We are executing a comprehensive plan to improve profitability, including broadly raising rates, reducing operating expenses and advertising, implementing underwriting restrictions in underperforming states and executing claims operating actions to manage loss costs.

Change in underwriting results from prior year period - three months ended
($ in millions)

Change in underwriting results from prior year period - nine months ended
($ in millions)

Third Quarter 2022 Form 10-Q 53

Segment Results Allstate Protection

Underwriting income (loss) by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2022	2021	2022	2021	2022	2021
Three months ended September 30,
Auto (1)	$(1,222)	$(123)	$(93)	$(36)	$(1,315)	$(159)
Homeowners (2)	268	(208)	(23)	(69)	245	(277)
Other personal lines	(3)	47	(7)	(7)	(10)	40
Commercial lines	(116)	(54)	(1)	—	(117)	(54)
Other business lines (3)	24	27	—	—	24	27
Answer Financial	—	—	—	—	3	2
Total	$(1,049)	$(311)	$(124)	$(112)	$(1,170)	$(421)

Nine months ended September 30,
Auto (1)	$(1,937)	$1,444	$(103)	$118	$(2,040)	$1,562
Homeowners (2)	504	61	(35)	(77)	469	(16)
Other personal lines	20	112	(1)	—	19	112
Commercial lines	(280)	(81)	6	—	(274)	(81)
Other business lines (3)	70	82	—	—	70	82
Answer Financial	—	—	—	—	7	11
Total	$(1,623)	$1,618	$(133)	$41	$(1,749)	$1,670
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

Premiums written by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2022	2021	2022	2021	2022	2021
Three months ended September 30,
Auto	$6,704	$6,153	$1,156	$1,018	$7,860	$7,171
Homeowners	2,803	2,452	483	552	3,286	3,004
Other personal lines	564	543	42	41	606	584
Commercial lines	233	207	52	—	285	207
Total premiums written	$10,304	$9,355	$1,733	$1,611	$12,037	$10,966

Nine months ended September 30,
Auto	$19,386	$18,165	$3,506	$2,836	$22,892	$21,001
Homeowners	7,488	6,492	1,332	1,317	8,820	7,809
Other personal lines	1,609	1,519	110	120	1,719	1,639
Commercial lines	718	608	158	—	876	608
Total premiums written	$29,201	$26,784	$5,106	$4,273	$34,307	$31,057
54 www.allstate.com

Allstate Protection Segment Results

Premiums earned by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2022	2021	2022	2021	2022	2021
Three months ended September 30,
Auto	$6,416	$6,009	$1,129	$903	$7,545	$6,912
Homeowners	2,350	2,080	426	442	2,776	2,522
Other personal lines	505	481	35	40	540	521
Commercial lines	246	204	50	—	296	204
Total premiums earned	$9,517	$8,774	$1,640	$1,385	$11,157	$10,159

Nine months ended September 30,
Auto	$18,742	$18,059	$3,232	$2,545	$21,974	$20,604
Homeowners	6,841	6,120	1,224	1,205	8,065	7,325
Other personal lines	1,511	1,432	105	113	1,616	1,545
Commercial lines	722	590	152	—	874	590
Total premiums earned	$27,816	$26,201	$4,713	$3,863	$32,529	$30,064

Reconciliation of premiums written to premiums earned
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Total premiums written	$12,037	$10,966	$34,307	$31,057
(Increase) decrease in unearned premiums	(852)	(672)	(1,709)	(1,264)
Other	(28)	(135)	(69)	271
Total premiums earned	$11,157	$10,159	$32,529	$30,064

Policies in force by brand and by line of business
	Allstate brand		National General		Allstate Protection
PIF (thousands)	2022	2021	2022	2021	2022	2021
Auto	21,853	21,951	4,278	3,703	26,131	25,654
Homeowners	6,599	6,496	638	642	7,237	7,138
Other personal lines	4,637	4,560	293	288	4,930	4,848
Commercial lines	204	212	106	107	310	319
Total	33,293	33,219	5,315	4,740	38,608	37,959
Auto insurance premiums written increased 9.6% or $689 million in the third quarter of 2022 compared to the third quarter of 2021 and 9.0% or $1.89 billion in the first nine months of 2022 compared to the first nine months of 2021, primarily due to the following factors:
•Increased average premiums driven by rate increases. In the nine months ended September 30, 2022, rate increases of 14.7% were taken for Allstate brand in 52 locations, resulting in total Allstate brand insurance premium impact of 10.8%, and 9.1% were taken for National General brand in 36 locations, resulting in total National General brand insurance premium impact of 5.9%, to improve underwriting results. Allstate expects to continue to pursue rate increases for the balance of 2022 and into 2023 to improve auto insurance profitability
•Renewal ratio decreased 0.2 in the third quarter and increased 0.3 points in the first nine months of 2022, respectively, compared to the third quarter and first nine months of 2021
•PIF increased 1.9% or 477 thousand to 26,131 thousand as of September 30, 2022 compared to September 30, 2021 due to growth in National General, including the SafeAuto acquisition
•The impact of the ongoing rate actions may have an adverse effect on the renewal ratio and future PIF growth
•Increased new issued applications driven by direct channel, including the acquisition of SafeAuto, and growth in the independent agency channel
Third Quarter 2022 Form 10-Q 55

Segment Results Allstate Protection

Auto premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	933	932	0.1%	2,856	2,787	2.5%
National General	648	516	25.6%	2,038	1,553	31.2%
Total new issued applications	1,581	1,448	9.2%	4,894	4,340	12.8%

Allstate Protection by channel
Exclusive agency channel	624	610	2.3%	1,842	1,843	(0.1)%
Direct channel	535	447	19.7%	1,737	1,337	29.9%
Independent agency channel	422	391	7.9%	1,315	1,160	13.4%
Total new issued applications	1,581	1,448	9.2%	4,894	4,340	12.8%

Allstate brand average premium	$667	$604	10.4%	$646	$604	7.0%
Allstate brand renewal ratio (%)	87.0	87.2	(0.2)	87.3	87.0	0.3
Homeowners insurance premiums written increased 9.4% or $282 million in the third quarter of 2022 compared to the third quarter of 2021 and increased 12.9% or $1.01 billion in the first nine months of 2022 compared to the first nine months of 2021, primarily due to the following factors:
•Higher Allstate brand average premiums from inflation in insured home replacement costs and implemented rate increases, combined with policies in force growth. National General premiums and policies in force declined in the third quarter of 2022 as we improve underwriting margins to targeted levels
•Increased new issued applications driven by growth in the independent agency channel in the third quarter and first nine months of 2022 and direct channel in the first nine months of 2022 compared to the same periods of 2021
•Growth is being reduced in states and lines of business that are underperforming. At this time, we will no longer write new homeowners and condominium business in the state of California, although we will offer continuing coverage to existing customers. We expect this action will negatively impact premiums starting in the fourth quarter

Homeowners premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	267	259	3.1%	765	737	3.8%
National General	41	28	46.4%	108	77	40.3%
Total new issued applications	308	287	7.3%	873	814	7.2%

Allstate Protection by channel
Exclusive agency channel	219	225	(2.7)%	642	646	(0.6)%
Direct channel	24	24	—%	74	62	19.4%
Independent agency channel	65	38	71.1%	157	106	48.1%
Total new issued applications	308	287	7.3%	873	814	7.2%

Allstate brand average premium	$1,635	$1,443	13.3%	$1,596	$1,406	13.5%
Allstate brand renewal ratio (%)	87.4	87.1	0.3	86.9	87.1	(0.2)
Other personal lines premiums written increased 3.8% or $22 million in the third quarter of 2022 compared to the third quarter of 2021 and increased 4.9% or $80 million in the first nine months of 2022 compared to the first nine months of 2021, primarily due to increases in landlords, condominiums and personal umbrella premiums for Allstate brand.
Commercial lines premiums written increased 37.7% or $78 million in the third quarter of 2022 compared to the third quarter of 2021 and increased
44.1% or $268 million in the first nine months of 2022 compared to the first nine months of 2021, primarily due to higher miles driven and increased average premium in our shared economy business in part due to higher rates. Commercial insurance is being exited in five states and coverage to transportation network companies will not be offered unless it utilizes telematics-based pricing. We expect these actions will negatively impact premiums starting in the fourth quarter.

56 www.allstate.com

Allstate Protection Segment Results
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2022	2021	2022	2021	2022	2021
Three months ended September 30,
Auto	95.3	76.9	22.1	25.4	117.4	102.3
Homeowners	66.9	85.9	24.3	25.1	91.2	111.0
Other personal lines	76.1	64.9	25.8	27.4	101.9	92.3
Commercial lines	120.6	104.4	18.9	22.1	139.5	126.5

Total	88.0	79.0	22.5	25.1	110.5	104.1
Impact of amortization of purchased intangibles	—	—	0.6	0.8	0.6	0.8
Impact of restructuring and related charges	—	—	0.1	0.2	0.1	0.2

Nine months ended September 30,
Auto	86.1	67.7	23.2	24.7	109.3	92.4
Impact of Shelter-in-Place Payback expense	—	—	—	0.1	—	0.1
Homeowners	69.9	75.9	24.3	24.3	94.2	100.2
Other personal lines	74.4	67.0	24.4	25.8	98.8	92.8
Commercial lines	112.0	91.5	19.4	22.2	131.4	113.7

Total	82.2	70.1	23.2	24.3	105.4	94.4
Impact of amortization of purchased intangibles	—	—	0.5	0.5	0.5	0.5
Impact of Shelter-in-Place Payback expense	—	—	—	0.1	—	0.1
Impact of restructuring and related charges	—	—	0.1	0.4	0.1	0.4
Impact of Allstate Special Payment plan bad debt expense	—	—	—	(0.1)	—	(0.1)
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2022	2021	2022	2021	2022	2021	2022	2021
Three months ended September 30,
Auto	95.3	76.9	4.4	2.9	8.4	1.0	(0.1)	(0.1)
Homeowners	66.9	85.9	14.1	38.0	2.0	0.7	0.2	0.1
Other personal lines	76.1	64.9	5.7	19.6	(0.9)	(12.7)	(0.6)	—
Commercial lines	120.6	104.4	3.4	4.9	21.6	12.3	0.4	0.5
Total	88.0	79.0	6.8	12.5	6.7	0.4	(0.1)	—

Nine months ended September 30,
Auto	86.1	67.7	2.2	1.9	4.6	—	(0.3)	(0.1)
Homeowners	69.9	75.9	21.0	29.8	2.2	(2.1)	1.0	(2.3)
Other personal lines	74.4	67.0	8.4	14.4	(0.9)	(5.4)	0.2	(0.9)
Commercial lines	112.0	91.5	2.1	4.2	20.0	9.8	0.1	0.5
Total	82.2	70.1	7.2	9.4	4.2	(0.6)	0.1	(0.7)
(1) The ten-year average effect of catastrophe losses on the total combined ratio was 7.5 points in the third quarter of 2022.

Third Quarter 2022 Form 10-Q 57

Segment Results Allstate Protection
Auto loss ratio increased 18.4 points in both the third quarter and first nine months of 2022 compared to the same periods of 2021, primarily due to:
•Higher gross claim frequency in all coverages, as miles driven has rebounded toward pre-pandemic levels. While total frequency increased relative to the prior year quarter, it remains below pre-pandemic levels
•Increased severity for all coverages, driven by inflationary pressures in both physical damage and bodily injury claims
•Unfavorable prior year reserve reestimates, excluding catastrophes, in both bodily injury and physical damage coverages
The impacts of the Coronavirus affect frequency and severity statistics including:
•Supply chain disruptions and labor shortages
•Value of total losses due to higher used car prices
•Labor and part cost increases
•Unemployment levels
•Changes in commuting activity
•Driving behavior (e.g., speed, time of day) impacting severity and mix of claim types
Property damage gross claim frequency for Allstate brand increased 3.5% and 9.1% in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021 due to factors including:
•Increases in miles driven compared to 2021 which was impacted by the pandemic
•While gross claim frequency has rebounded from the low in 2020, it is 13.8% and 15.0% below pre-pandemic levels of 2019 for the third quarter and first nine months of 2022, respectively
Collision gross claim frequency for Allstate brand increased 0.1% and 6.2% in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021. While gross claim frequency has rebounded from the low in 2020, it is 9.3% and 10.0% below pre-pandemic levels of 2019 for the third quarter and first nine months of 2022, respectively.
Property damage estimated report year 2022 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased approximately 17% compared to report year 2021 and also increased approximately 27% compared to the 2021 recorded severity as of September 30, 2021.
Collision estimated report year 2022 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased approximately 17% compared to report year 2021 and also increased approximately 20% compared to the 2021 recorded severity as of September 30, 2021.
The increase in estimated report year 2022 incurred claim severity for both coverages is geographically widespread and is due to rising inflationary factors and supply chain shortages impacting both repairable vehicles and total losses, including higher used car values, replacement part costs and labor rates and length of time to claim resolution.
Bodily injury estimated report year 2022 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased approximately 12% compared to report year 2021 and also increased approximately 16% compared to the 2021 recorded severity as of September 30, 2021. The increase is due to recent data and updated assumptions related to more severe accidents, increased claims with attorney representation, litigation costs, higher medical consumption and inflation.
Homeowners loss ratio decreased 19.0 points and 6.0 points in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021, primarily due to lower catastrophe losses and increased premiums earned, partially offset by higher severity.

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)
Three months ended September 30, 2022
Gross claim frequency	(2.9)%
Paid claim severity	18.8

Nine months ended September 30, 2022
Gross claim frequency	(2.8)%
Paid claim severity	22.1
Gross claim frequency decreased in the third quarter and first nine months of 2022 compared to the same periods of 2021 primarily due to a decline in the wind/hail and water perils. Paid claim severity increased in the third quarter and first nine months of 2022 compared to the same periods of 2021 due to inflationary loss cost pressure driven by increases in labor and materials costs and time to repair. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 11.2 and 7.4 points in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021, primarily due to higher losses, excluding catastrophes, partially offset by lower catastrophe losses and increased premiums earned.
Commercial lines loss ratio increased 16.2 and 20.5 points in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021, primarily due to higher unfavorable prior year reserve reestimates, excluding catastrophes, primarily in commercial auto bodily injury coverage, and higher auto severity, partially offset by increased premiums earned.

58 www.allstate.com

Allstate Protection Segment Results
Catastrophe losses decreased 39.9% or $506 million in the third quarter of 2022 compared to the third quarter of 2021. Catastrophe losses decreased 17.0% or $478 million in the first nine months of 2022 compared to the first nine months of 2021. Hurricane Ian estimated gross catastrophe losses, excluding National Flood Insurance Program (“NFIP”) claim expenses, totaled $671 million, pre-tax, which will be reduced by $305 million in anticipated reinsurance recoveries for a net estimated loss of $366 million. Approximately 75% of Hurricane Ian net estimated losses relate to auto coverages. Auto policyholders generally have coverage for physical damage due to flood if they have purchased optional auto comprehensive coverage. Homeowners policies specifically exclude coverage for losses caused by flood.
Reinsurance recoveries in 2021 related to the Nationwide Aggregate Reinsurance Program for aggregate catastrophe losses occurring between April 1, 2020 and December 31, 2020, which primarily impacted homeowners prior year reserve reestimates.
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
Loss estimates are generally based on claim adjuster inspections and the application of historical loss development factors. Our loss estimates are calculated in accordance with the coverage provided by our policies. The establishment of appropriate reserves, including reserves for catastrophe losses, is an inherently uncertain and complex process. Reserving for hurricane losses is complicated by the inability of insureds to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind driven rain) or specifically excluded coverage caused by flood, exposure to mold damage, and the effects of numerous other considerations, including the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, which can affect the availability of information needed to estimate reserves for that reporting period. In these situations, we may need to adapt our practices to accommodate these circumstances in order to determine a best estimate of our losses from a catastrophe.
Over time, we have reduced our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes, limited by our participation in various state facilities.

Catastrophe losses by the type of event
	Three months ended September 30,				Nine months ended September 30,
($ in millions)	Number of events	2022	Number of events	2021(2)	Number of events	2022	Number of events	2021(2)
Hurricanes/Tropical storms (1)	1	$378	5	$747	1	$378	6	$754
Tornadoes	—	—	1	9	3	148	2	26
Wind/Hail	32	446	35	389	78	1,712	68	1,650
Wildfires	4	19	4	49	8	50	4	48
Freeze/other events	—	—	—	—	1	16	1	605
Prior year reserve reestimates		(4)		38		44		30
Prior year aggregate reinsurance recoveries		(5)		(38)		(15)		(237)
Current year aggregate reinsurance recoveries		—		(11)		—		(65)
Prior quarter reserve reestimates		(71)		86		—		—
Total catastrophe losses	37	$763	45	$1,269	91	$2,333	81	$2,811
(1)2022 includes $12 million of claims expenses related to the National Flood Insurance Program.
(2)Includes $173 million and $256 million of reinstatement premiums for the three and nine months ended September 30, 2021, related to the Nationwide Catastrophe Reinsurance Program, primarily due to Hurricane Ida.

Third Quarter 2022 Form 10-Q 59

Segment Results Allstate Protection
Catastrophe reinsurance The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the third quarter and first nine months of 2022 was $211 million and $528 million, respectively, compared to $109 million and $345 million in the third quarter and first nine months of 2021, respectively. Catastrophe placement premiums reduce net written and earned premium with approximately 73% related to homeowners.
Prior year reserve reestimates Unfavorable reserve reestimates were $746 million and $1.35 billion in the third quarter and first nine months of 2022, respectively, primarily due to strengthening of reserves, excluding catastrophes, in personal auto, primarily from bodily injury and physical damage coverages. Increases in injury coverages reflect recent data and updated assumptions related to severity with third-party bodily injury claims, increased claims with attorney representation, litigation costs and higher medical inflation. Increases in physical damage reflect the ongoing inflationary factors and supply chain shortages impacting used vehicle and parts prices, labor rates and length of claim resolution. Delays in the receipt of third-party carrier claims also contributed to the adverse development of claims reported in prior years.
Unfavorable reserve reestimates for homeowners were driven by losses, excluding catastrophes. Unfavorable reserve reestimates for commercial auto during the third quarter were primarily from bodily injury coverage.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 9 of the condensed consolidated financial statements.

Prior year reserve reestimates
	Three months ended September 30,				Nine months ended September 30,
	Reserve reestimates (1)		Effect on combined ratio (2)		Reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2022	2021	2022	2021	2022	2021	2022	2021
Auto	$632	$72	5.6	0.7	$1,011	$3	3.1	—
Homeowners	55	17	0.5	0.1	177	(156)	0.6	(0.5)
Other personal lines	(5)	(66)	—	(0.6)	(14)	(83)	—	(0.3)
Commercial lines	64	25	0.6	0.2	175	58	0.5	0.2
Total Allstate Protection	$746	$48	6.7	0.4	$1,349	$(178)	4.2	(0.6)

Allstate brand	$702	$40	6.3	0.4	$1,292	$(176)	4.0	(0.6)
National General	44	8	0.4	—	57	(2)	0.2	—
Total Allstate Protection	$746	$48	6.7	0.4	$1,349	$(178)	4.2	(0.6)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.

60 www.allstate.com

Allstate Protection Segment Results
Expense ratio decreased 2.6 and 1.1 points in the third quarter and first nine months of 2022, respectively, compared to the third quarter and first nine months of 2021, primarily due to lower advertising costs and the impact of amortization of DAC. The expense ratio for the first nine months of 2022 was partially offset by higher operating costs, primarily due to employee-related costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,			Nine months ended September 30,
($ in millions, except ratios)	2022	2021	Change	2022	2021	Change
Amortization of DAC	$1,414	$1,346	$68	$4,117	$3,968	$149
Advertising expense	191	325	(134)	787	949	(162)
Amortization of purchased intangibles	61	75	(14)	178	165	13
Other costs and expenses, net of other revenue	833	786	47	2,429	2,111	318
Restructuring and related charges	14	16	(2)	24	113	(89)
Shelter-in-Place Payback expense	—	—	—	—	29	(29)
Allstate Special Payment plan bad debt expense	—	—	—	—	(19)	19
Total underwriting expenses	$2,513	$2,548	$(35)	$7,535	$7,316	$219

Premiums earned	$11,157	$10,159	$998	$32,529	$30,064	$2,465

Expense ratio
Amortization of DAC	12.7	13.2	(0.5)	12.7	13.2	(0.5)
Advertising expense	1.7	3.2	(1.5)	2.4	3.2	(0.8)
Other costs and expenses	7.4	7.7	(0.3)	7.5	7.0	0.5
Subtotal	21.8	24.1	(2.3)	22.6	23.4	(0.8)
Amortization of purchased intangibles	0.6	0.8	(0.2)	0.5	0.5	—
Restructuring and related charges	0.1	0.2	(0.1)	0.1	0.4	(0.3)
Shelter-in-Place Payback expense	—	—	—	—	0.1	(0.1)
Allstate Special Payment plan bad debt expense	—	—	—	—	(0.1)	0.1
Total expense ratio	22.5	25.1	(2.6)	23.2	24.3	(1.1)
Third Quarter 2022 Form 10-Q 61

Segment Results Run-off Property-Liability
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Claims and claims expense
Asbestos claims	$(34)	$(64)	$(34)	$(64)
Environmental claims	(56)	(40)	(56)	(40)
Other run-off lines	(30)	(9)	(34)	(11)
Total claims and claims expense	(120)	(113)	(124)	(115)
Operating costs and expenses	(2)	—	(3)	(3)
Underwriting loss	$(122)	$(113)	$(127)	$(118)
Annual reserve review In the third quarter of 2022 and 2021, we performed our annual reserve review using established industry and actuarial best practices. The annual review resulted in unfavorable reserve reestimates totaling $118 million and $111 million in 2022 and 2021, respectively. The reserve reestimates are included as part of claims and claims expense.
The reserve reestimates in 2022 primarily related to new reported information and defense costs for asbestos and higher than expected reported losses for environmental and other run-off exposures.
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

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	September 30, 2022	December 31, 2021
Asbestos claims
Gross reserves	$1,231	$1,210
Reinsurance	(394)	(382)
Net reserves	837	828
Environmental claims
Gross reserves	342	273
Reinsurance	(69)	(47)
Net reserves	273	226
Other run-off claims
Gross reserves	442	433
Reinsurance	(65)	(66)
Net reserves	377	367
Total
Gross reserves	2,015	1,916
Reinsurance	(528)	(495)
Net reserves	$1,487	$1,421
62 www.allstate.com

Run-off Property-Liability Segment Results

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	September 30, 2022	December 31, 2021
Direct excess commercial insurance
Gross reserves	$1,152	$1,050
Reinsurance	(407)	(363)
Net reserves	745	687
Assumed reinsurance coverage
Gross reserves	628	617
Reinsurance	(58)	(56)
Net reserves	570	561
Direct primary commercial insurance
Gross reserves	151	168
Reinsurance	(62)	(75)
Net reserves	89	93
Other run-off business
Gross reserves	1	1
Reinsurance	—	—
Net reserves	1	1
Unallocated loss adjustment expenses
Gross reserves	83	80
Reinsurance	(1)	(1)
Net reserves	82	79
Total
Gross reserves	2,015	1,916
Reinsurance	(528)	(495)
Net reserves	$1,487	$1,421

Percentage of gross and ceded reserves by case and IBNR
	September 30, 2022		December 31, 2021
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	60%	40%	61%	39%
Ceded (2)	66	34	67	33
Assumed reinsurance coverage
Gross reserves	32	68	33	67
Ceded	34	66	38	62
Direct primary commercial insurance
Gross reserves	58	42	53	47
Ceded	81	19	71	29
(1)Approximately 64% of gross case reserves as of September 30, 2022 are subject to settlement agreements.
(2)Approximately 68% of ceded case reserves as of September 30, 2022 are subject to settlement agreements.
Third Quarter 2022 Form 10-Q 63

Segment Results Run-off Property-Liability

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Direct excess commercial insurance
Gross (1)	$9	$12	37	$46
Ceded (2)	(3)	(6)	(13)	(21)
Assumed reinsurance coverage
Gross	14	11	25	33
Ceded	—	(1)	(1)	(4)
Direct primary commercial insurance
Gross	1	(1)	4	5
Ceded	—	2	(1)	(1)
(1) In the third quarter and first nine months of 2022, 75% and 82% of payments related to settlement agreements.
(2) In the third quarter and first nine months of 2022, 88% and 90% of payments related to settlement agreements.
Total net reserves as of September 30, 2022, included $769 million or 52% of estimated IBNR reserves compared to $733 million or 52% of estimated IBNR reserves as of December 31, 2021.
Total gross payments were $25 million and $66 million for the third quarter and first nine months of 2022, respectively, primarily related to asbestos claims, mainly from settlement agreements reached with several insureds on large claims where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $6 million and $27 million for the third quarter and first nine months of 2022, respectively.

64 www.allstate.com

Protection Services Segment Results
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Premiums written	$657	$651	$1,957	$1,926

Revenues
Premiums	$504	$456	$1,475	$1,302
Other revenue	84	85	269	263
Intersegment insurance premiums and service fees (1)	39	46	118	133
Net investment income	13	10	34	32

Costs and expenses
Claims and claims expense	(141)	(122)	(392)	(334)
Amortization of DAC	(236)	(206)	(685)	(581)
Operating costs and expenses	(214)	(209)	(645)	(610)
Restructuring and related charges	(1)	1	(1)	(12)

Income tax expense on operations	(13)	(16)	(41)	(43)

Less: noncontrolling interest	—	—	1	—

Adjusted net income	$35	$45	$131	$150

Allstate Protection Plans	$29	$32	$108	$119
Allstate Dealer Services	10	7	27	25
Allstate Roadside	1	1	4	7
Arity	(2)	1	(4)	4
Allstate Identity Protection	(3)	4	(4)	(5)
Adjusted net income	$35	$45	$131	$150

Allstate Protection Plans			134,700	141,809
Allstate Dealer Services			3,888	3,980
Allstate Roadside			523	533
Allstate Identity Protection			2,968	3,197
Policies in force as of September 30 (in thousands)			142,079	149,519
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Adjusted net income decreased 22.2% or $10 million in the third quarter of 2022 compared to the third quarter of 2021, primarily due to a prior year restructuring benefit and higher current year technology expenses at Allstate Identity Protection. Adjusted net income decreased 12.7% or $19 million in the first nine months of 2022 compared to the same period of 2021, primarily driven by investments in growth at Allstate Protection Plans and lower revenue at Arity.
Premiums written increased 0.9% or $6 million in the third quarter of 2022 and increased 1.6% or $31 million in the first nine months of 2022 compared to the same periods of 2021, primarily due to international growth at Allstate Protection Plans, partially offset by a decrease in North American sales at both Allstate Protection Plans and Allstate Dealer Services.

PIF decreased 5.0% or 7 million as of September 30, 2022 compared to September 30, 2021 primarily related to a decline in Allstate Protection Plans.
Other revenue decreased 1.2% or $1 million in the third quarter of 2022 compared to the third quarter of 2021, primarily due to lower Arity revenue. Other revenue increased 2.3% or $6 million in the first nine months of 2022 compared to the same period of 2021, reflecting growth at Allstate Identity Protection partially offset by lower revenue at Arity.
Intersegment premiums and service fees decreased 15.2% or $7 million in the third quarter of 2022 and decreased 11.3% or $15 million in the first nine months of 2022 compared to the same periods of 2021, driven by decreased Arity device sales due to a shift from Drivewise® devices to a mobile program.
Third Quarter 2022 Form 10-Q 65

Segment Results Protection Services
Claims and claims expense increased 15.6% or $19 million in the third quarter 2022 compared to the third quarter of 2021, primarily due to higher claim severity at Allstate Protection Plans. Claims and claims expense increased 17.4% or $58 million in the first nine months of 2022 compared to the same period of 2021, primarily due to higher levels of claims at Allstate Protection Plans driven by growth in the business and higher severity at both Allstate Protection Plans and Allstate Roadside.
Amortization of DAC increased 14.6% or $30 million in the third quarter of 2022 and increased 17.9% or $104 million in the first nine months of 2022 compared to the same periods of 2021, driven by Allstate Protection Plans and Allstate Dealer Services business growth.

Operating costs and expenses increased 2.4% or $5 million in the third quarter of 2022 and increased 5.7% or $35 million in the first nine months of 2022 compared to the same periods of 2021, primarily due to investments in technology and geographic and product expansion at Allstate Protection Plans and Allstate Identity Protection, partially offset by lower expenses at Arity.
Restructuring and related charges increased $2 million in the third quarter of 2022 compared to the same period of 2021. Restructuring and related charges decreased $11 million in the first nine months of 2022 compared to the same period of 2021, primarily due to a facility closure at Allstate Identity Protection in the first quarter of 2021 and accelerated lease costs at Allstate Protections Plans in the third quarter of 2021.
66 www.allstate.com

Allstate Health and Benefits Segment Results
Allstate Health and Benefits Segment

Summarized financial information
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Revenues
Accident and health insurance premiums and contract charges	$463	$460	$1,398	$1,362
Other revenue	90	85	277	248
Net investment income	17	18	50	56

Costs and expenses
Accident, health and other policy benefits	(263)	(277)	(801)	(771)
Amortization of DAC	(32)	(30)	(111)	(101)
Operating costs and expenses	(207)	(206)	(594)	(582)
Restructuring and related charges	1	(8)	(1)	(9)

Income tax expense on operations	(15)	(9)	(46)	(43)
Adjusted net income	$54	$33	$172	$160

Benefit ratio (1)	55.1	58.5	55.5	54.8

Employer voluntary benefits (2)			3,799	3,835
Group health (3)			405	126
Individual health (4)			116	417
Policies in force as of September 30 (in thousands)			4,320	4,378
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $8 million for both the three months ended September 30, 2022 and 2021, and $25 million for both the nine months ended September 30, 2022 and 2021, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Adjusted net income increased $21 million in the third quarter of 2022 compared to the third quarter of 2021, primarily due to lower individual health and employer voluntary benefits claims as well as lower restructuring charges compared to the prior year quarter. Adjusted net income increased $12 million in the first nine months of 2022, compared to the same period of 2021, primarily due to increases in group health and employer voluntary benefits revenues, partially offset by higher group and individual health claims utilization.
Premiums and contract charges increased 0.7% or $3 million in the third quarter of 2022 and increased 2.6% or $36 million in the first nine months of 2022 compared to the same periods of 2021, primarily due to growth in group health and employer voluntary benefits.

Premiums and contract charges by line of business
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Employer voluntary benefits	$257	$251	$780	$769
Group health	96	90	285	260
Individual health	110	119	333	333
Premiums and contract charges	$463	$460	$1,398	$1,362
Other revenue increased $5 million and $29 million in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021, primarily due to an increase in group health administrative fees.
Accident, health and other policy benefits decreased 5.1% or $14 million in the third quarter of 2022 compared to the third quarter of 2021, primarily due to lower benefit utilization in individual health and employer voluntary benefits. Accident, health and other policy benefits increased 3.9% or $30 million in the first nine months of 2022 compared to the same period of 2021, primarily due to increased benefits utilization for group and individual health products, offset by employer voluntary benefits.
Benefit ratio decreased to 55.1 in the third quarter of 2022 compared to 58.5 in the third quarter of 2021, primarily due to a lower benefit ratio for individual
Third Quarter 2022 Form 10-Q 67

Segment Results Allstate Health and Benefits
health products and lower life mortality in employer voluntary benefits. Benefit ratio increased to 55.5 in the first nine months of 2022 compared to 54.8 in the same period of 2021, primarily due to a higher benefit ratio in group and individual health, partially offset by lower accident and health claims in employer voluntary benefits.
Amortization of DAC increased 6.7% or $2 million in the third quarter of 2022 and increased 9.9% or $10 million in the first nine months of 2022 compared to the same periods of 2021, primarily related to employer voluntary benefits and individual health.

Operating costs and expenses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Non-deferrable commissions	$77	$80	$230	$231
General and administrative expenses	130	126	364	351
Total operating costs and expenses	$207	$206	$594	$582
Operating costs and expenses increased $1 million and $12 million in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021, primarily due to growth and higher employee related expenses.
Analysis of reserves

Reserve for future policy benefits
($ in millions)	September 30, 2022	December 31, 2021
Traditional life insurance and other	$314	$313
Accident and health insurance	962	960
Reserve for future policy benefits	$1,276	$1,273

68 www.allstate.com

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	September 30, 2022
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$34,944	$1,713	$1,551	$3,507	$41,715
Equity securities (3)	3,963	132	70	558	4,723
Mortgage loans, net	732	—	101	—	833
Limited partnership interests	7,899	—	—	8	7,907
Short-term investments (4)	3,442	118	61	409	4,030
Other investments, net	1,677	—	119	2	1,798
Total	$52,657	$1,963	$1,902	$4,484	$61,006
Percent to total	86.3%	3.2%	3.1%	7.4%	100.0%

Market-based	$43,769	$1,963	$1,902	$4,482	$52,116
Performance-based	8,888	—	—	2	8,890
Total	$52,657	$1,963	$1,902	$4,484	$61,006
(1)    Balances reflect the elimination of related party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $38.17 billion, $1.88 billion, $1.77 billion, $3.65 billion and $45.47 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of September 30, 2022, was $71 million in excess of cost. These net gains were primarily concentrated in the technology, consumer goods and banking sectors. Equity securities include $1.11 billion of funds with underlying investments in fixed income securities as of September 30, 2022.
(4)    Short-term investments are carried at fair value.
Investments totaled $61.01 billion as of September 30, 2022, decreasing from $64.70 billion as of December 31, 2021, primarily due to lower fixed income and equity valuations, common share repurchases and dividends paid to shareholders, partially offset by positive operating cash flows.
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
Macroeconomic impacts Supply chain disruptions, labor shortages and other macroeconomic factors have increased inflation, which may have an adverse impact on investment valuations and returns. Over the past several quarters, inflation continued to remain elevated, which led to increases in interest rates by the Federal Reserve and a widening of credit spreads reflecting ongoing recession concerns. Many governmental authorities and central banks have begun to respond to inflationary pressure, generally through more restrictive monetary policy, such as increasing target interest rates. These actions and other ongoing impacts from the pandemic could create significant economic uncertainty. Market volatility resulting from these factors has and may continue to impact our investment valuations and returns.
Investments in Russia and Ukraine As of September 30, 2022, we do not have any direct investments in Russia, Belarus or Ukraine. We have indirect exposure of less than $1 million in Russia and Ukraine through broad-based, global funds managed by external asset managers.
Third Quarter 2022 Form 10-Q 69

Investments

Portfolio composition by investment strategy
	September 30, 2022
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$41,606	$109	$41,715
Equity securities	4,283	440	4,723
Mortgage loans, net	833	—	833
Limited partnership interests	421	7,486	7,907
Short-term investments	4,030	—	4,030
Other investments, net	943	855	1,798
Total	$52,116	$8,890	$61,006
Percent to total	85.4%	14.6%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(3,750)	$(3)	$(3,753)
Limited partnership interests	—	7	7
Short-term investments	(1)	—	(1)
Other	(3)	—	(3)
Total	$(3,754)	$4	$(3,750)
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	September 30, 2022	December 31, 2021
U.S. government and agencies	$8,444	$6,273
Municipal	6,029	6,393
Corporate	24,732	27,330
Foreign government	890	985
Asset-backed securities (“ABS”)	1,620	1,155
Total fixed income securities	$41,715	$42,136
Fixed income securities are rated by third-party credit rating agencies or are internally rated. The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed income securities of insurers for regulatory reporting and capital assessment purposes. The NAIC assigns securities to one of six credit quality categories defined as “NAIC designations”. In general, securities with NAIC designations of 1 and 2 are considered investment grade and securities with NAIC designations of 3 through 6 are considered below investment grade. The rating is either received from the SVO based on availability of applicable ratings from rating agencies on the NAIC Nationally Recognized Statistical Rating Organizations (“NRSRO”) provider list, including Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Ratings (“Fitch”), or a comparable internal rating.
As a result of time lags between the funding of investments, the finalization of legal documents, and the completion of the SVO filing process, the portfolio includes certain securities that have not yet been designated by the SVO as of each balance sheet date and the categorization of these securities is based on the expected ratings indicated by internal analysis.
As of September 30, 2022, 89.4% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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

70 www.allstate.com

Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	September 30, 2022
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$8,444	$(312)	$—	$—	$—	$—
Municipal	5,705	(427)	309	(33)	—	—
Corporate
Public	4,891	(384)	10,664	(1,219)	1,125	(168)
Privately placed	1,767	(153)	3,065	(359)	1,626	(289)
Total corporate	6,658	(537)	13,729	(1,578)	2,751	(457)
Foreign government	889	(43)	1	—	—	—
ABS	1,544	(54)	13	(2)	9	(1)
Total fixed income securities	$23,240	$(1,373)	$14,052	$(1,613)	$2,760	$(458)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$8,444	$(312)
Municipal	8	—	7	3	6,029	(457)
Corporate
Public	139	(22)	—	—	16,819	(1,793)
Privately placed	1,304	(260)	151	(28)	7,913	(1,089)
Total corporate	1,443	(282)	151	(28)	24,732	(2,882)
Foreign government	—	—	—	—	890	(43)
ABS	—	—	54	(2)	1,620	(59)
Total fixed income securities	$1,451	$(282)	$212	$(27)	$41,715	$(3,753)
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
Equity securities of $4.72 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $833 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.
Limited partnership interests include $6.57 billion of interests in private equity funds, $919 million of interests in real estate funds and $421 million of interests in other funds as of September 30, 2022. We have commitments to invest additional amounts in limited partnership interests totaling $2.69 billion as of September 30, 2022.
Other investments include $748 million of bank loans, net, and $774 million of direct investments in real estate as of September 30, 2022.
Third Quarter 2022 Form 10-Q 71

Investments

Unrealized net capital gains (losses)
	September 30,	December 31,
($ in millions)	2022	2021
U.S. government and agencies	$(312)	$(14)
Municipal	(457)	263
Corporate	(2,882)	496
Foreign government	(43)	3
ABS	(59)	12
Fixed income securities	(3,753)	760
Short-term investments	(1)	—
Derivatives	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships	7	(1)
Unrealized net capital gains and losses, pre-tax	$(3,750)	$756

72 www.allstate.com

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	September 30, 2022
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	$6,185	$—	$(692)	$5,493
Technology	3,098	—	(353)	2,745
Banking	4,487	—	(368)	4,119
Capital goods	2,322	—	(269)	2,053
Communications	2,403	—	(297)	2,106
Utilities	2,423	—	(241)	2,182
Financial services	2,110	—	(218)	1,892
Energy
Midstream	1,645	—	(138)	1,507
Independent/upstream	341	1	(33)	309
Integrated	68	—	(6)	62
Other	209	—	(16)	193
Total energy	2,263	1	(193)	2,071
Basic industry	1,008	1	(96)	913
Transportation	951	1	(89)	863
Other	364	—	(69)	295
Total corporate fixed income portfolio	27,614	3	(2,885)	24,732
U.S. government and agencies	8,756	1	(313)	8,444
Municipal	6,486	4	(461)	6,029
Foreign government	933	—	(43)	890
ABS	1,679	4	(63)	1,620
Total fixed income securities	$45,468	$12	$(3,765)	$41,715

	December 31, 2021
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	$6,817	$176	$(42)	$6,951
Technology	2,947	80	(23)	3,004
Banking	3,975	54	(31)	3,998
Capital goods	2,615	75	(12)	2,678
Communications	2,077	58	(21)	2,114
Utilities	2,009	43	(28)	2,024
Financial services	1,936	41	(14)	1,963
Energy
Midstream	1,132	37	(4)	1,165
Independent/upstream	312	18	(1)	329
Integrated	119	6	—	125
Other	224	6	(1)	229
Total energy	1,787	67	(6)	1,848
Basic industry	1,249	56	(6)	1,299
Transportation	976	35	(5)	1,006
Other	446	3	(4)	445
Total corporate fixed income portfolio	26,834	688	(192)	27,330
U.S. government and agencies	6,287	12	(26)	6,273
Municipal	6,130	279	(16)	6,393
Foreign government	982	9	(6)	985
ABS	1,143	14	(2)	1,155
Total fixed income securities	$41,376	$1,002	$(242)	$42,136
In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
Third Quarter 2022 Form 10-Q 73

Investments

Equity securities by sector
	September 30, 2022			December 31, 2021
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Capital Goods	$198	$(20)	$178	$376	$37	$413
Basic Industry	57	6	63	119	30	149
Utilities	73	7	80	122	23	145
Transportation	51	14	65	74	22	96
Energy
Midstream	34	(1)	33	39	7	46
Independent/upstream	29	10	39	44	5	49
Integrated	40	15	55	62	8	70
Other	8	4	12	14	3	17
Total energy	111	28	139	159	23	182
Other (1)	1,790	245	2,035	3,413	811	4,224
Funds
Fixed income	1,227	(116)	1,111	1,108	24	1,132
Equities	1,125	(92)	1,033	645	75	720
Other	20	(1)	19	—	—	—
Total funds	2,372	(209)	2,163	1,753	99	1,852
Total equity securities	$4,652	$71	$4,723	$6,016	$1,045	$7,061
(1)Other is comprised of communications, REITs, financial services, banking, technology and consumer goods sectors.

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Fixed income securities	$323	$279	$889	$870
Equity securities	30	24	100	51
Mortgage loans	8	9	25	31
Limited partnership interests	325	438	841	1,467
Short-term investments	30	1	42	3
Other investments	38	50	120	139
Investment income, before expense	754	801	2,017	2,561
Investment expense
Investee level expenses	(17)	(12)	(47)	(36)
Securities lending expense	(10)	—	(13)	—
Operating costs and expenses	(37)	(25)	(111)	(79)
Total investment expense	(64)	(37)	(171)	(115)
Net investment income	$690	$764	$1,846	$2,446

Property-Liability	$632	$710	$1,696	$2,314
Protection Services	13	10	34	32
Allstate Health and Benefits	17	18	50	56
Corporate and Other	28	26	66	44
Net investment income	$690	$764	$1,846	$2,446

Market-based	$406	$353	$1,100	$1,064
Performance-based	348	448	917	1,497
Investment income, before expense	$754	$801	$2,017	$2,561
Net investment income decreased $74 million and $600 million in the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021, primarily due to lower performance-based results, mainly from limited partnerships, partially offset by higher market-based fixed income portfolio yields.
74 www.allstate.com

Investments

Performance-based investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Private equity	$311	$400	$688	$1,282
Real estate	37	48	229	215
Total performance-based income before investee level expenses	$348	$448	$917	$1,497

Investee level expenses (1)	(13)	(11)	(40)	(33)
Total performance-based income	$335	$437	$877	$1,464
(1)Investee level expenses include asset level operating expenses reported in investment expense.
Performance-based investment income decreased $102 million and $587 million in the third quarter and first nine months of 2022, respectively, compared to strong results in the same periods of 2021, primarily due to lower valuation increases, partially offset by net gains on the sale of underlying investments. Three individual investments generated 97% of the performance-based investment income in the third quarter.
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

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Sales	$(175)	$80	$(605)	$441
Credit losses	(6)	(12)	(30)	2
Valuation change of equity investments - appreciation (decline):
Equity securities	(206)	14	(1,061)	333
Equity fund investments in fixed income securities	(33)	(8)	(161)	(11)
Limited partnerships (1)	(46)	(15)	(199)	(1)
Total valuation of equity investments	(285)	(9)	(1,421)	321
Valuation change and settlements of derivatives	299	46	889	54
Net gains (losses) on investments and derivatives, pre-tax	(167)	105	(1,167)	818
Income tax benefit (expense)	35	(21)	251	(179)
Net gains (losses) on investments and derivatives, after-tax	$(132)	$84	$(916)	$639

Property-Liability	$(98)	$74	$(776)	$595
Protection Services	(10)	4	(43)	16
Allstate Health and Benefits	(5)	(1)	(20)	4
Corporate and Other	(19)	7	(77)	24
Net gains (losses) on investments and derivatives, after-tax	$(132)	$84	$(916)	$639

Market-based	$(156)	$74	$(1,238)	$659
Performance-based	(11)	31	71	159
Net gains (losses) on investments and derivatives, pre-tax	$(167)	$105	$(1,167)	$818
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in the third quarter and first nine months of 2022 related primarily to lower valuation on equity investments and losses on sales, partially offset by increased valuation change and settlements of derivatives.
Sales in the third quarter and first nine months of 2022 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Valuation change and settlements of derivatives of $299 million and $889 million in the third quarter and first nine months of 2022, respectively, primarily comprised of gains on interest rate futures used as part of an interest rate risk reduction strategy to mitigate the impact of increases in interest rates and gains on foreign currency contracts due to the strengthening of the U.S dollar.
Third Quarter 2022 Form 10-Q 75

Investments

Net gains (losses) on performance-based investments and derivatives
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Sales	$(10)	$(5)	$40	$79
Credit losses	(3)	(3)	(10)	(3)
Valuation change of equity investments	(38)	23	(43)	60
Valuation change and settlements of derivatives	40	16	84	23
Total performance-based	$(11)	$31	$71	$159
Net losses on performance-based investments and derivatives in the third quarter of 2022 primarily related to decreased valuation of equity investments, partially offset by increased valuation change and settlements of derivatives. Net gains on performance-based investments and derivatives in the first nine months of 2022 primarily related to increased valuation change and settlements of derivatives and gains on sales, partially offset by decreased valuation of equity investments.
76 www.allstate.com

Capital Resources and Liquidity
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	September 30, 2022	December 31, 2021
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$20,716	$24,524
Accumulated other comprehensive (loss) income	(3,043)	655
Total Allstate shareholders’ equity	17,673	25,179
Debt	7,967	7,976
Total capital resources	$25,640	$33,155

Ratio of debt to Allstate shareholders’ equity	45.1%	31.7%
Ratio of debt to capital resources	31.1	24.1
Allstate shareholders’ equity decreased in the first nine months of 2022, primarily due to net unrealized capital losses on investments in 2022 compared to gains at December 31, 2021, common share repurchases, a net loss and dividends paid to shareholders. In the nine months ended September 30, 2022, we paid dividends of $698 million and $79 million related to our common and preferred shares, respectively.
Debt maturities We do not have any scheduled debt maturities in 2022.

Debt maturities for each of the next five years and thereafter (excluding issuance costs and other)
($ in millions)
2023	$750
2024	350
2025	600
2026	550
2027	—
Thereafter	5,741
Total long-term debt principal	$7,991
Common share repurchases As of September 30, 2022, there was $1.16 billion remaining in the $5.00 billion common share repurchase program. We expect the program to be completed after March 31, 2023, as we moderate the pace of share repurchases.
During the first nine months of 2022, we repurchased 17.0 million common shares, or 6.1% of total common shares outstanding at December 31, 2021, for $2.14 billion.
Common shareholder dividends On January 3, 2022, April 1, 2022 and July 1, 2022 we paid a common shareholder dividend of $0.81, $0.85 and $0.85 respectively. On July 19, 2022, we declared a common shareholder dividend of $0.85 payable on October 3, 2022.
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
In August 2022, A.M. Best affirmed the Corporation’s debt and short-term issuer ratings of a and AMB-1+, respectively, and the insurance financial strength rating of A+ for AIC. The outlook for the ratings is stable.
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
Third Quarter 2022 Form 10-Q 77

Capital Resources and Liquidity

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
Parent company capital capacity Parent holding company deployable assets totaled $4.47 billion as of September 30, 2022, primarily comprised of cash and investments that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of September 30, 2022, we held $13.38 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would expect to be able to liquidate within one week.
Intercompany dividends were paid in the first nine months of 2022 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation, American Heritage Life Insurance Company (“AHL”) and Allstate Financial Insurance Holdings Corporation (“AFIHC”).

Intercompany dividends
($ in millions)
AIC to AIH	4,203
AIH to the Corporation	4,201
AHL to AFIHC	50
AFIHC to the Corporation	47
Based on the greater of 2021 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2023 is estimated at $5.51 billion, less dividends paid during the preceding twelve months measured at that point in time. As of September 30, 2022, we paid dividends of $4.20 billion.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for. We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of September 30, 2022, we satisfied all the requirements with no current restrictions on the payment of preferred stock dividends.

The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first nine months of 2022, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2026. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 21.6% as of September 30, 2022. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2022.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of September 30, 2022, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 634 million shares of treasury stock as of September 30, 2022), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
78 www.allstate.com

Recent Developments
The following updates the regulation disclosures included in Part I, Item 1. Regulation in our annual report on Form 10-K for the year ended December 31, 2021.
Climate disclosures. In March 2022, the Securities and Exchange Commission (“SEC”) released its climate-related proposed regulation, requiring registrants to provide certain climate-related information in their registration statements and annual reports. The proposed rule would require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks would also include disclosure of a registrant’s greenhouse gas emissions, which have become a commonly used metric to assess a registrant’s exposure to such risks. In addition, under the proposed rule, certain climate-related financial metrics would be required in a registrant’s audited financial statements. The Company is evaluating the anticipated impacts of the proposed guidance to its disclosures.
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
Share repurchase disclosure modernization. The SEC issued two proposed amendments in December 2021 that could impact both the administration of 10b5-1 plans used in part to execute the Company’s stock repurchases and disclosure of activity under those plans. The proposals involve potential daily reporting of share repurchase activity, cooling off periods for both individual and corporate 10b5-1 plans (120 and 30 days, respectively) and a number of new 10-Q and 10-K disclosures that would be subject to SOX Section 302 Certifications. The Company is evaluating the anticipated impacts of the proposed guidance to its disclosures.
Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 (“Act”), which contains several tax-related provisions, was signed into law in August 2022. The Act creates a 15% corporate alternative minimum tax on certain large corporations and an excise tax of 1% on stock repurchases by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The excise tax on stock repurchases will be classified as an additional cost of the stock acquired included in treasury stock in shareholders' equity. The Company is evaluating the anticipated impacts of the enacted legislation.
Third Quarter 2022 Form 10-Q 79

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
80 www.allstate.com

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
July 1, 2022 - July 31, 2022
Open Market Purchases	1,847,253	$122.30	1,846,288
August 1, 2022 - August 31, 2022
Open Market Purchases	1,871,433	$123.09	1,870,760
September 1, 2022 - September 30, 2022
Open Market Purchases	1,667,939	$125.88	1,664,478
Total	5,386,625	$123.68	5,381,526	$1.16	billion
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
July: 965
August: 673
September: 3,461
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)In August 2021, we announced the approval of a common share repurchase program for $5 billion which is expected to be completed after March 31, 2023. The Inflation Reduction Act, enacted in August 2022 imposes a 1% excise tax on stock repurchases occurring after December 31, 2022. The excise tax on stock repurchases will be classified as an additional cost of the stock acquired included in treasury stock in shareholders’ equity. See the Recent Developments section for further details.
Third Quarter 2022 Form 10-Q 81

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

10	Voluntary Retirement Agreement dated August 18, 2022, between Glenn T. Shapiro and Allstate Insurance Company	8-K	1-11840	10	August 18, 2022
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 2, 2022, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
82 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 2, 2022	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Third Quarter 2022 Form 10-Q 83