Form 10-K
period 2022-12-31
ALLSTATE CORP
filed 2023-02-16
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $33.85 billion.
As of January 31, 2023, the registrant had 263,329,700 shares of common stock outstanding.
Documents Incorporated By Reference
Portions of the following documents are incorporated herein by reference as follows:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be held on May 23, 2023, (the “Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

2022 Form 10-K Item 1. Business
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
The Allstate Corporation is one of the largest publicly held personal lines insurers in the United States. Allstate’s personal property-liability strategy is to increase market share by offering consumers a broad suite of protection solutions and a competitive value proposition across distribution channels. The Allstate brand is widely known through the “You’re In Good Hands With Allstate®” slogan. Allstate is the third largest personal property and casualty insurer in the United States on the basis of 2021 statutory direct premiums written according to A.M. Best.

Allstate also has strong market positions in other protection solutions. Allstate Health and Benefits provides accident, health and life insurance through employers, independent agents and direct-to-consumer, and is one of the top voluntary benefits carriers in the market. Allstate Protection Plans provides protection on a wide variety of consumer goods such as cell phones, tablets, computers, furniture and appliances, and has a leading position in distribution through major retailers. Allstate Identity Protection has a leading position in identity protection through worksite distribution. In total, Allstate had 189.1 million policies in force (“PIF”) as of December 31, 2022.
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

2022 Form 10-K Item 1. Business
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
We are expanding protection services businesses utilizing enterprise capabilities and resources such as distribution, analytics, claims, investment expertise, talent and capital. Using innovative growth platforms (such as telematics and identity protection) and broad distribution including: Allstate exclusive agents, independent agents, contact centers, online, retailers, workplace benefits brokers, auto dealers, original equipment manufacturers and telecom providers further enhance our customer value proposition.

Increase Personal Property-Liability Market Share
Allstate. You're in good hands.
NATIONAL GENERAL. an Allstate company
Answer financial.
Leveraging Allstate brand, customer base and capabilities
Allstate. PROTECTION PLANS
arity
Allstate. BUSINESS INSURANCE
Expand Protection Services
Allstate. IDENTITY PROTECTION
Allstate. ROADSIDE
Allstate. BENEFITS
Avail protected by Allstate
Allstate. HEALTH SOLUTIONS
Allstate. DEALER SERVICES

2 www.allstate.com

2022 Form 10-K Item 1. Business

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

Protection Services	Includes Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection, which offer a broad range of solutions and services that expand and enhance our customer value propositions.
Allstate Health and Benefits	Offers voluntary benefits and individual life and health products, including life, accident, critical illness, short-term disability and other health insurance products sold through independent agents, benefits brokers and Allstate exclusive agents. Also provides stop-loss and fully insured group health products to employers and short-term medical and medicare supplement insurance to individuals.
Run-off Property-Liability (1)	Relates to property and casualty insurance policies written during the 1960s through the mid-1980s with exposure to asbestos, environmental and other claims in run-off.
Corporate and Other	Includes holding company activities and certain non-insurance operations.
(1)Allstate Protection and Run-off Property-Liability segments comprise Property-Liability.
The Allstate Corporation 3

2022 Form 10-K Item 1. Business
Allstate Protection Segment
Our Allstate Protection segment accounted for 92.0% of Allstate’s 2022 consolidated insurance premiums and contract charges and 20.4% of Allstate’s December 31, 2022 PIF. Private passenger auto, homeowners, other personal lines and commercial insurance products offered through both exclusive and independent agents and directly through contact centers and online are included in this segment. Our strategy is to offer products that allow customers to interact with us when, where and how they want with affordable, simple and connected protection products.
Strategy Allstate Protection’s strategy is to increase personal lines market share through Transformative Growth focusing on:
•Improving customer value by making it easier to do business with us, improving price competitiveness and providing competitive differentiated products and experiences
•Expanding customer access to Allstate and National General products and services through the methods of interaction customers want
•Increasing sophistication and investment in customer acquisition
•Modernizing our technology to enhance the customer experience and product management ecosystems
•Driving organizational transformation
We have three market-facing property-liability businesses, Allstate brand, National General and Answer Financial with products and services that cater to different customer preferences for advice and brand recognition.
We serve our consumers using differentiated products, analytical expertise, telematics and an integrated digital enterprise that leverages data and technology to execute processes with a focus on greater effectiveness and efficiency.

Transformative Growth
Improve Customer Value	Improving the competitive prices of products through lower costs, increased price sophistication and telematics
Increasing engagement with the Allstate Mobile app and new business penetration of telematics products, including pay-per-mile insurance
Providing additional consumer-focused protection solutions
Expand Customer Access	Transforming our Allstate agent sales system to enable more growth at a lower cost by incenting agents to focus on sales, while expanding our distribution capacity through new agent models
Increasing direct channel distribution through improved online experience and data-driven insights to enhance call center sales
Growing National General by leveraging the Allstate brand capabilities and data to expand product offerings and fully utilize our independent agency relationships
Increase Sophistication and Investment in Customer Acquisition	Improving the effectiveness of customer acquisition by expanding lead management, building data capabilities and utilizing household insights
Modernize Technology Ecosystem	Deploying a new technology ecosystem to deliver affordable, simple, and connected experiences and products at a lower cost. This effort will also lead to the retirement of legacy systems
Drive Organizational Transformation	Enhancing and expanding organizational capabilities by increasing digital expertise, process redesign, decision clarity and employee empowerment, agility and diversity
4 www.allstate.com

Item 1. Business 2022 Form 10-K

Additional Information and Strategy Updates
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
The use of different assumptions and updates to industry models and to our risk transfer program could materially change the projected loss. Growth strategies include areas where we believe diversification can be enhanced and an appropriate return can be earned for the risk. As a result, our modeled exposure may increase. In addition, we have exposure to other severe weather events, which impact catastrophe losses.
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
National General provides personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed auto and property and other niche insurance products. Auto insurance represents approximately 70% of premium with a significant presence in the non-standard auto market. Allstate’s capabilities are being leveraged to create additional auto and homeowners insurance products to better serve mid-market customers through independent agents.
As part of the acquisition, Allstate Independent Agency and Encompass organizations are being integrated into National General by:
•Migrating Encompass policyholders and business operations to National General and retiring the Encompass technology infrastructure
•Transitioning Encompass and Allstate-branded Independent Agent new business to National General as auto and homeowners insurance products roll out
Commercial lines strategy Traditional small business commercial insurance is being enhanced through new product development using technology to improve customer experience and reduce costs while leveraging enterprise capabilities. Profit improvement actions continue for our traditional commercial lines insurance products, emphasizing pricing, claims, governance and operational improvements. In 2023, Allstate brand will exit traditional commercial insurance in five states. These five states combined made up 47% and 36% of 2022 Allstate brand commercial new issued applications and net written premium, respectively. Additionally, starting in the fourth quarter of 2022, coverage to transportation
The Allstate Corporation 5

2022 Form 10-K Item 1. Business
network companies will no longer be offered unless the contracts utilize telematics-based pricing.
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

Protection Products
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
(1)Insurance products are primarily offered by the Allstate and National General brands.

Distribution
Allstate brand
In the U.S., we offer products through over 8,400 Allstate exclusive agents operating in approximately 8,500 locations, supported by 20,900 licensed sales professionals, and 700 exclusive financial specialists. We also offer products through approximately 8,700 independent agents, contact centers, online and Market Sales Associates. In Canada, we offer Allstate brand products through approximately 1,000 employee sales agents.

National General (including Encompass)	Distributed through over 43,000 independent agent locations, approximately 540 retail stores, contact centers and online.
Answer Financial	Comparison quotes and sales offered to customers online or through contact centers.
Allstate exclusive agents also support the Protection Services and Allstate Health and Benefits segments through offering roadside assistance, consumer protection plans and voluntary benefits products. We also sell a range of non-proprietary life and annuity insurance products offered by third-party providers.
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
We are aligning agent compensation to emphasize growth, improve customer service and lower costs. Agent compensation in 2023 will increase the emphasis on bundling multiple lines of business when acquiring new customers. Additionally, new business written by exclusive agents in 2023 will renew at a lower base commission rate with variable compensation available based on bundling.
When an Allstate product is not available, agents have the ability to earn commissions and additional bonuses on non-proprietary products provided to customers through Ivantage, a leading provider of property and casualty brokerage services, and arrangements with other companies, agencies, and brokers. As of December 31, 2022, Ivantage had $1.99 billion non-proprietary premiums under management, consisting of approximately $1.77 billion of
6 www.allstate.com

Item 1. Business 2022 Form 10-K

personal insurance premiums primarily related to property business in hurricane exposed areas, and approximately $222 million of commercial insurance premiums.
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

Bundling Benefits
Auto customers with a qualifying property policy are provided an auto renewal guarantee and a deductible waiver (when the same event, with the same covered cause of loss, damages both auto and property). Offered in 47 states and District of Columbia (“D.C.”) as of December 31, 2022.

	Auto Car Replacement Protection	Replaces a qualifying customer’s vehicle involved in a total loss accident with a newer vehicle with fewer miles. Offered in 46 states and D.C. as of December 31, 2022.
National General	Custom360SM	Endorsements and coverage amounts can be scaled up or down to create a custom, needs-based insurance solution for customers at all stages in life.
Telematics solutions
Allstate brand	Drivewise®
Telematics-based program, available in 49 states and D.C. as of December 31, 2022, that uses a mobile application or an in-car device to capture driving behaviors and encourage safe driving. It provides customers with information, tools and incentives. For example, in most states, Allstate Rewards® provides reward points for safe driving.

	Milewise®	Usage-based insurance product, available in 22 states as of December 31, 2022, that gives customers flexibility to customize their insurance and pay based on the number of miles they drive.
National General	DynamicDriveSM	Mobile-based telematics application, available in 39 states as of December 31, 2022, used to capture driving behaviors and reward customer participation.
The Allstate Corporation 7

2022 Form 10-K Item 1. Business
Competition
The personal lines insurance markets, including private passenger auto and homeowners insurance, are highly competitive. The following charts provide Allstate Protection’s combined market share compared to our principal U.S. competitors using statutory direct written premium for the year ended December 31, 2021, according to A.M. Best.

Geographic markets
We primarily operate in the U.S. (all 50 states and D.C.) and Canada. Our top geographic markets based on 2022 statutory direct premiums are reflected below.

8 www.allstate.com

Item 1. Business 2022 Form 10-K

Protection Services Segment
Our Protection Services segment accounted for 4.8% of Allstate’s 2022 consolidated total revenue and 77.3% of Allstate’s December 31, 2022 PIF. Protection Services includes AllstateSM Protection Plans, Allstate Dealer Services®, Allstate Roadside, Arity® and AllstateSM Identity Protection, which offer a broad range of products and services that expand and enhance customer value propositions.
Strategy - Protection Services’ strategy is to expand distribution and provide affordable solutions that increase customer value and create effortless interactions.

Allstate Protection Plans	Expand distribution and product breadth of consumer protection plans through new and existing retailers and mobile operators across North America, Europe and Asia.
Allstate Dealer Services	Expand distribution of Allstate branded finance and insurance products through auto dealerships and direct to customers.
Allstate Roadside	Modernize the roadside assistance business through technology and enhance capabilities to deliver a superior customer experience.
Arity	A leading telematics and mobility insights provider to insurance companies, the transportation industry and location-enabled consumer apps. Services include: telematics-enabled mobility insights for consumers and businesses, driving behavior data and scores (Arity IQ) to deliver personalized insurance pricing, and marketing services including lead generation and advertising technology integrations to optimize advertising investments.
Allstate Identity Protection	Create a leading position in the identity protection market, offering full-service identity protection including identity monitoring, digital exposure reporting, and identity theft remediation and reimbursement. Expanding our product breadth into consumer cybersecurity, privacy and family digital safety protection as well as expanding partnership and direct to consumer distribution channels.
Products and distribution

Products and services
Allstate Protection Plans	Provides consumer protection plans and related technical support for mobile phones, consumer electronics, furniture and appliances which provide customers protection from mechanical or electrical failure, and in certain cases, accidental damage.
Allstate Dealer Services	Offers finance and insurance products, including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel protection, and paint and fabric protection.
Allstate Roadside	Offers towing, jump-start, lockout, fuel delivery and tire change services to retail customers and customers of our wholesale partners.
Arity	Provides insights and services created from data collected, normalized and analyzed by the Arity platform, including automotive telematics information. Product suite includes on-demand risk scoring, lead generation, digital advertising, data integration, traditional telematics, and data-as-a-service solutions.
Allstate Identity Protection	Provides identity, consumer cybersecurity, privacy and family digital safety protection.

Distribution channels
Allstate Protection Plans	Retailers and mobile operators, in-store or online, in North America, Europe and Asia Pacific.
Allstate Dealer Services	Independent agents selling through auto dealerships in the U.S. in conjunction with the purchase of a new or used vehicle and direct to consumer.
Allstate Roadside	Allstate exclusive agents, wholesale partners, affinity groups and on-demand mobile application service.
Arity	Sells directly to affiliate and non-affiliate customers and through strategic partners.
Allstate Identity Protection	Primarily through workplace benefit programs with growth in partnerships and direct to consumer delivered through enterprise partnerships, online and mobile application sales.
Geographic markets
Protection Services primarily operates in the U.S. and Canada, with Allstate Protection Plans also offering services in Europe, Australia and Asia.
Competition
We compete on a variety of factors, including product offerings, brand recognition, financial strength, price and customer experience. The market for these services is highly competitive.
The Allstate Corporation 9

2022 Form 10-K Item 1. Business
Allstate Health and Benefits Segment
Strategy
Allstate Health and Benefits segment accounted for 4.4% of Allstate’s 2022 consolidated total revenue and 2.3% of Allstate’s December 31, 2022 PIF. The Allstate Health and Benefits segment provides consumers with financial protection against the risk of accidents, illness and mortality. We are among the industry leaders in the growing and highly competitive voluntary benefits market, offering a broad range of accident, health and life products through workplace enrollment. Our life insurance portfolio includes individual and group permanent life solutions. We also provide stop-loss and fully insured group health products to employers and short-term medical and medicare supplement insurance to individuals. Target customers are middle market consumers with family and financial protection needs. Allstate Health and Benefits is well represented in all market segments and is a leader in the large and mega (over 10,000 employees) market segments.
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
Products and distribution

Health and benefits products
Employer voluntary benefits
Group health
Individual health

Distribution channels
Over 8,000 independent agents and benefits brokers and Allstate exclusive agents, focusing on workplace benefits on small employers for employer voluntary benefits and group health
Over 33,000 independent agents, in-house agencies, direct-to-consumer marketing, wholesaling, worksite marketing and the internet for individual health
Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and customer service.
The market for voluntary benefits is growing as these products help employees fill the increasing gaps associated with continued medical cost inflation and the shifting of costs from employers to employees to cover co-pays and deductibles. Favorable industry and economic trends have increased competitive pressure and attracted new traditional and non-traditional entrants to the voluntary benefits market. Recent entrants, including large group medical, life and disability insurance carriers, are leveraging core benefit capabilities by bundling and discounting to capture voluntary market share. We also compete with large group medical carriers in our stop-loss, fully insured group health insurance, short-term medical and medicare supplement insurance offerings.
Geographic markets
We primarily operate in the U.S. (all 50 states and D.C.) and Canada. The top geographic markets based on 2022 statutory direct premiums are reflected below.
10 www.allstate.com

Item 1. Business 2022 Form 10-K

Other Business Segments
Run-off Property-Liability Segment
The Run-off Property-Liability segment includes results from property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s.
Strategy Management of this segment has been assigned to a designated group of professionals with expertise in claims handling, policy coverage interpretation, exposure identification, litigation and reinsurance collection. As part of its responsibilities, this group may pursue settlement agreements including policy buybacks on direct excess commercial business when appropriate to improve the certainty of the liabilities. At the end of 2022, 64% of the direct excess gross case reserves were attributable to settlement agreements. This group also manages other direct commercial and assumed reinsurance business in runoff and engages in reinsurance ceded and assumed commutations as required or when considered economically advantageous.
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

2022 Form 10-K Item 1. Business
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
In addition, the NAIC formed a working group that has developed and adopted a group capital calculation covering all entities of the insurance company group for use in solvency monitoring activities. The calculation is intended to provide analytical information to regulators, and we do not expect potential revisions to impact our current dividend plans. Any increase in the amount of capital or reserves our insurance subsidiaries are required to hold could reduce the amount of future dividends such subsidiaries are able to distribute to the holding company. Any reduction in the risk-based capital (“RBC”) ratios of our insurance subsidiaries could also adversely affect their financial strength ratings as determined by statistical rating agencies.
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
12 www.allstate.com

Item 1. Business 2022 Form 10-K

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
The speed with which an insurer can change rates in response to competition or increasing costs depends on the state rating laws, which include the following categories:
•Prior approval — Regulators must approve a rate before the insurer may use it (21 states)
•File-and-use — Insurers do not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used (20 states)
•Use-and-file — Requires an insurer to file rates within a certain period of time after the insurer begins using them (9 states)
•No approval — One state, with an immaterial amount of written premiums, does not require a filing to be submitted
Under these rating laws, the regulator has the authority to disapprove a rate filing.
An insurer’s ability to adjust its rates in response to competition or to changing costs is dependent on an insurer’s ability to demonstrate to the regulator that its rates or proposed rating plan meets the requirements of the rating laws. In those states that significantly restrict an insurer’s discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a rate that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer’s ability to charge a rate that reflects the cost and expense of providing the insurance, the insurer may be able to manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its targeted level of profitability.
From time to time, the personal lines insurance industry comes under pressure from state regulators, legislators, and special-interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs, catastrophe loss exposure, and expenses. We expect this kind of pressure to persist. Allstate and other insurers are using increasingly sophisticated pricing models and rating plans that are reviewed by regulators and special-interest groups. States may limit the ability of insurers to include variables in their rating plans even though they are indicative of risk. State regulators may interpret existing law or rely on future legislation or regulations to impose new restrictions that adversely affect profitability or growth. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding insurance rates.
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
The Allstate Corporation 13

2022 Form 10-K Item 1. Business
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
Broker-Dealer and Investment Advisers  The Allstate entities that operate as a broker-dealer and registered investment advisers are subject to regulation and supervision by the Securities and Exchange Commission (“SEC”), Financial Institution
Regulatory Authority and/or, in some cases, state securities administrators. Certain state and federal regulators are considering or have implemented best interest or fiduciary standards. Such standards could impact products provided by Allstate agents and Allstate’s broker-dealer, their sales processes, sales volume, and producer compensation arrangements.
Inflation Reduction Act of 2022 The Inflation Reduction Act of 2022 (“Act”), which contains several tax-related provisions, was signed into law in August 2022. The Act creates a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and an excise tax of 1% on stock repurchases by publicly traded U.S. corporations, both effective after December 31, 2022. The excise tax on common stock repurchases will be classified as an additional cost of the stock acquired included in treasury stock in shareholders' equity. The Company has determined that it is considered an “applicable corporation” under the rules of CAMT, and as such, it is expected to perform the CAMT computation starting January 1, 2023; however, a reasonable estimate cannot be made as of the filing date.
Climate disclosures In March 2022, the SEC released its climate-related proposed regulation, requiring registrants to provide certain climate-related information in their registration statements and annual reports. The proposed rule would require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks would also include disclosure of a registrant’s greenhouse gas emissions, which have become a commonly used metric to assess a registrant’s exposure to such risks. In addition, under the proposed rule, certain climate-related financial metrics would be required in a registrant’s audited financial statements. The Company is evaluating the anticipated impacts of the proposed guidance to its disclosures.
Cybersecurity risk management The SEC issued a proposed rule in March 2022 to mandate cybersecurity disclosures, including information such as: management's and the board’s role and oversight of cybersecurity risks, policies and procedures and how risks and incidents are likely to impact the financial statements. Additionally, certain incidents would have mandatory reporting on a Form 8-K. The Company is evaluating the anticipated impacts of the proposed guidance to its disclosures.
Dodd-Frank: Covered Agreement The Secretary of the Treasury (operating through FIO) and the Office of the U.S. Trade Representative (“USTR”) are jointly authorized, pursuant to Dodd-Frank, to negotiate Covered Agreements. A Covered Agreement is a bilateral or multilateral agreement that “relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection for insurance or reinsurance consumers that is substantially equivalent to the level of protection achieved under State insurance or reinsurance regulation.”
14 www.allstate.com

Item 1. Business 2022 Form 10-K

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
The U.S. had five years from the date of signing to amend its credit for reinsurance laws and regulations to conform with the requirements of the Covered Agreement or face federal preemption determinations by the FIO. To address the requirements of the Covered Agreement, the NAIC formally adopted revisions to its existing credit for reinsurance model law and model regulation to conform with the requirements of the Covered Agreement with the expectation that states would adopt and implement the modified model law and regulation by September 2022. A sufficient number of states adopted the model and/or regulation to avoid federal preemption.
Division Statute On November 27, 2018, the Illinois General Assembly passed legislation authorizing a statute that makes available a process by which a domestic insurance company may divide into two or more domestic insurance companies. The statute, which became effective January 1, 2019, can be used to divide continuing blocks of insurance business from insurance business no longer marketed, or otherwise has been discontinued, into separate companies with separate capital. The statute can also be used for sale to a third party or to manage risks associated with indemnification programs. Before a plan of division can be effected it must be approved according to the organizational documents of the dividing insurer and submitted for approval by the Illinois Department of Insurance. Allstate Insurance Company and certain affiliate insurance companies utilized the division statute to form three Illinois domiciled insurance companies that retained assets and liabilities for certain Michigan automobile insurance policies with catastrophic personal injury claims that are ceded to the MCCA.
Privacy Regulation and Data Security  Federal law and the laws of many states require financial institutions to protect the security and confidentiality of consumer information and to notify consumers about their policies and practices relating to collection, use, and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Federal law and the laws of many states also regulate disclosures and disposal of consumer information. Congress, state legislatures, and regulatory authorities are currently considering additional regulation relating to privacy and other aspects of consumer information.
For example, the California Consumer Privacy Act, which took effect in January 2020, as amended by the California Privacy Rights Act, which took effect in January 2023, as well as similar laws in Virginia and Connecticut, adopted significant compliance requirements for businesses in those states. Among other things, the California Privacy Rights Act expanded consumer privacy rights and established a new privacy regulatory agency. In another example, the New York State Department of Financial Services cybersecurity regulation and the NAIC Insurance Data Security Model Law, which has been adopted in some form by several states, establish standards for data security, including the investigation of and notification to insurance commissioners of cybersecurity events. Additional states are also likely to adopt similarly themed cybersecurity requirements in the future. We cannot predict the impact on our business of possible future legislative or regulatory measures regarding privacy or cybersecurity.
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
Allstate’s exposure to liability with regard to its insureds that have been, or may be, named as PRPs is uncertain. While comprehensive Superfund reform proposals have been introduced in Congress, only modest reform measures have been enacted. In May 2017, the Environmental Protection Agency created a Superfund Task Force that issued proposed reforms in
The Allstate Corporation 15

2022 Form 10-K Item 1. Business
its 2019 final report. These recommendations address expediting clean-up and remediation processes, reducing the financial burden of the clean-up process, encouraging private investment, promoting redevelopment and community revitalization, and building and strengthening partnerships. We cannot predict which, if any, of these reforms will be enacted or, if enacted, what their impact may be.
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
16 www.allstate.com

Item 1. Business 2022 Form 10-K

Human Capital
Allstate’s success is highly dependent on human capital. The wellbeing of our employees is a key priority, and Allstate strives to promote a dynamic and welcoming workplace that promotes inclusive diversity and equity, fosters collaboration, and encourages employees to bring their best ideas to work every day. As of December 31, 2022, Allstate had approximately 54,000 full-time employees and 500 part-time employees.
Allstate’s human capital management focuses on the following priorities:
Inclusive Diversity and Equity (“IDE”) We strive for a workforce where the breadth of our diversity makes us a better company. IDE is one of Allstate’s core values and serves as a foundation of Our Shared Purpose.

U.S. workforce diversity as of December 31, 2022
Women	58%
Racially and ethnically diverse	42%
•We track our workforce composition data over time to determine if we are making appropriate progress in advancing gender and racial representation in our employee population and we disclose our progress. In our Sustainability Report, we provide, among other things, five years of workforce composition data that shows a breakdown of salaried, hourly and management employees by gender and race. Beginning in 2021, we also disclose our EEO-1 data.
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
•Allstate’s Employee Impact Groups (“EIG”) help advance IDE.
–In 2022, Allstate rebranded “Employee Resource Groups” to “Employee Impact Groups” to focus on impact and integration into the business. Allstate supports and funds ten EIGs.
–EIGs are diverse communities that enhance the employee experience through engagement, development and collaboration. They bring value to participants and impact Allstate through cultural education and awareness, market and community outreach, professional development, recruiting, retention, and customer engagement.
–Officers from across the enterprise leverage their time, networks and resources to support the EIGs and positively impact employee engagement and feelings of belonging at Allstate.
•In 2022, employees completed more than 31,000 IDE courses.
•Allstate continues to look for ways to build awareness and drive action to be a differentiated leader in IDE. In 2022, we:
–Continued to drive skills-based hiring without 4-year degree requirements on job postings.
–As a member of the OneTen Initiative, launched Apprenticeship Program, Internship Program and Entry Level Rotational Program.
–Launched a new education strategy with offerings to build intercultural competence and an inclusive culture, and established metrics to measure the impact of course offerings on employees and the business.
–Implemented an IDE Talent Scorecard to drive leadership accountability for developing a workforce that mirrors the diversity of the communities and customers Allstate serves.
–Launched Allstate IDE A.C.T. (Accountability, Clarity, Transparency) Framework, integrating IDE strategy, goals, and collaboration across Allstate. This model drives accountability and reduces complexity by clarifying roles.
Employee Wellbeing and Safety We take seriously our responsibility to care for employees’ well-being, devoting resources to employee health and safety.
•Allstate utilized strong guiding principles to drive our response to the pandemic. These principles included complying with regulations, relying on expert medical advice, adapting our approach to individual circumstances, and keeping our employees, agents, and customers safe.
•We conduct wellbeing assessments to solicit employee feedback about physical, emotional, mental and financial wellbeing. Completing the assessment lowers the cost of benefits to employees.
•We offer resilience and stress management programs, including Energy for Life, designed to help employees articulate and pursue their individual purpose and embrace new challenges with ease. Over 40,000 employees have taken this wellness workshop since 2010.
•The EIGs provided multiple forums in 2022 to share wellness resources and support for their members.
•Wellbeing Champions promote Allstate’s health and wellness resources across the enterprise, including yoga and meditation classes.
The Allstate Corporation 17

2022 Form 10-K Item 1. Business
Talent Recruitment and Management We seek to provide employees with rewarding work, professional growth and educational opportunities.
•Our flexible work and equal opportunity policies support talent attraction and retention. This has enabled us to recruit a more geographically dispersed and diverse talent pool, as well as to reduce our facilities footprint.
•Performance review and development takes place throughout the year. Allstate invests in training and re-skilling opportunities, with most of our learning experiences offered virtually to support our remote and global workforce.
•In 2022:
–Employees completed over 1.1 million hours in formal learning opportunities.
–Over 700 employees participated in Allstate’s tuition reimbursement program, with $2.6 million paid in tuition reimbursement.
–40% of open positions were filled with internal applicants.

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
•In 2022, we continued to focus on further embedding Our Shared Purpose into the employee experience, including in our recruiting and hiring practices, performance management, learning and development offerings, leadership development and employee feedback and measurement.
For additional information, please see the section titled “Our Key ESG Priorities-People” in our Proxy Statement.
In addition to the above discussion of our employees, please see information about Allstate agents under the caption “Allstate Protection Segment - Products and Distribution” in Part I, Item 1 of this report.

18 www.allstate.com

Item 1. Business 2022 Form 10-K

Website
Our website is allstate.com. The Allstate Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available on the Investor Relations section of our website (www.allstateinvestors.com), free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC. In addition, our Corporate Governance Guidelines, our Global Code of Business Conduct, and the charters of our Audit Committee, Compensation and Human Capital Committee, Executive Committee, Nominating, Governance and Social Responsibility Committee and Risk and Return Committee are available on the Investor Relations section of our website. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.

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
•“Allstate®” is a very well-recognized brand name in the United States. We use the “Allstate®”, “National General®” and “Answer Financial®” brands extensively in our business. We also provide additional protection products and services through “AllstateSM Protection Plans”, “Allstate Dealer Services®”, “Allstate® Roadside”, “Arity®”, “AllstateSM Identity Protection” “Allstate® Benefits” and “Allstate® Health Solutions”, among others. These brands, products and services are supported with the related service marks, logos, and slogans. Our rights in the United States to these names, service marks, logos and slogans continue as long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them.
The Allstate Corporation 19

2022 Form 10-K Item 1. Business
Information about our Executive Officers
The following table sets forth the names of our executive officers as of February 1, 2023, their ages, positions, business experience, and the years of their first election as officers. “AIC” refers to Allstate Insurance Company. Each of the officers named below may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

Name	Age	Position with Allstate and Business Experience	Year First Elected Officer
Thomas J. Wilson	65	Chairman of the Board (May 2008 to present), President (June 2005 to January 2015 and February 2018 to present), and Chief Executive Officer (January 2007 to present) of The Allstate Corporation and AIC.	1995
Elizabeth A. Brady	58	Executive Vice President, Chief Marketing, Customer and Communications Officer of AIC (January 2020 to present); Executive Vice President and Chief Marketing, Innovation and Corporate Relations Officer of AIC (August 2018 to January 2020); Senior Vice President, Global Brand Management of Kohler Co. (November 2013 to July 2018).	2018
Christine M. DeBiase	54	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary of The Allstate Corporation and AIC (January 2023 to present); Executive Vice President, Chief Administrative Officer and General Counsel of Brighthouse Financial (February 2018 to December 2022); Executive Vice President, General Counsel and Corporate Secretary of Brighthouse Financial (August 2017 to February 2018).	2023
John E. Dugenske	56	President, Investments and Corporate Strategy of AIC (September 2022 to present); President, Investments and Financial Products of AIC (January 2020 to September 2022); Executive Vice President and Chief Investment and Corporate Strategy Officer of AIC (January 2018 to January 2020); Executive Vice President and Chief Investment Officer of AIC (March 2017 to January 2018).	2017
Suren Gupta	61	President, Enterprise Services (October 2022 to present); Executive Vice President, Chief Information Technology and Enterprise Services Officer of AIC (January 2020 to October 2022); Executive Vice President, Enterprise Technology and Strategic Ventures of AIC (February 2015 to January 2020).	2011
Jesse E. Merten	48	Executive Vice President and Chief Financial Officer of The Allstate Corporation and AIC (September 2022 to present); President, Financial Products of AIC (May 2020 to September 2022); Executive Vice President and Chief Risk Officer of AIC (December 2017 to May 2020); Treasurer of The Allstate Corporation (January 2015 to April 2019) and of AIC (February 2015 to May 2019).	2012
John C. Pintozzi	57	Senior Vice President, Controller and Chief Accounting Officer of The Allstate Corporation and AIC (September 2019 to present); Senior Vice President and Chief Financial Officer, Allstate Investments (May 2012 to August 2019).	2005
Mark Q. Prindiville	55	Executive Vice President and Chief Risk Officer of AIC (May 2020 to present); Senior Vice President of AIC (September 2016 to May 2020).	2016
Mario Rizzo	56	President, Property Liability of AIC (September 2022 to present); Executive Vice President and Chief Financial Officer of The Allstate Corporation and AIC (January 2018 to September 2022); Senior Vice President and Chief Financial Officer, Allstate Personal Lines of AIC (February 2015 to January 2018).	2010
Robert Toohey	55	Executive Vice President and Chief Human Resources Officer of AIC (March 2022 to present); Self-Employed Talent and Operations Advisor/Consultant (August 2021 to March 2022); President of Pymetrics (May 2019 to August 2021); Chief People Officer of Verizon Media (August 2016 to September 2018).	2022
Terrance Williams	54	President, Protection Products and Services of AIC (May 2022 to present); Executive Vice President, Allstate Sales and Distribution of AIC (November 2021 to May 2022); General Manager, Allstate Agency (January 2020 to November 2021); President of Emerging Businesses and EVP, Chief Marketing Officer of Nationwide Mutual Insurance Company (May 2017 to October 2019).	2020
20 www.allstate.com

Item 1. Business 2022 Form 10-K

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
The Allstate Corporation 21

2022 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

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
• Loss cost estimates are complex and losses are unknown at the time policies are sold
• Investment results are subject to market volatility and valuation judgments

• Highly competitive industry, impacted by new and changing technologies
• Operating model effectiveness in light of changing customer preferences
• Ability to maintain catastrophe reinsurance programs and limits
• Fluctuations in financial strength and ratings

• Adverse changes in economic and capital market conditions
• Large-scale pandemic events
• Cybersecurity and privacy events
• Changing climate conditions
• Evolving environmental, social and governance expectations and standards
• Regulatory and political changes
• Loss of key business relationships
• Ability to attract, develop and retain talent

The Allstate Corporation Board of Directors (“Allstate Board”) has overall responsibility for oversight of Management’s design and implementation of our Enterprise Risk and Return Management (“ERRM”) framework that manages the business on an integrated basis following our risk and return principles. The Risk and Return Committee of the Allstate Board oversees effectiveness of the ERRM program, governance structure and risk-related decision-making, while focusing on the Company’s overall risk profile.
See Management’s Discussion and Analysis (“MD&A”), Enterprise Risk and Return Management for further details.
Consider these cautionary statements carefully together with other factors discussed elsewhere in this document, in filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.

Insurance and financial services
Unexpected increases in the frequency or severity of property and casualty claims may adversely affect our results of operations and financial condition
A significant increase in claim frequency could adversely affect our results of operations and financial condition. Changes in mix of business, miles driven, weather, driving behaviors or other factors can lead to changes in claim frequency. We may experience volatility in claim frequency, and short-term trends may not be predictive of future losses over the longer term.
Increases in claim severity can arise from numerous causes that are inherently difficult to predict. The following factors have and may continue to impact claim severity for auto bodily injury, auto physical damage (including collision and property damage) and homeowners coverages:
•Bodily injury — increased claims with attorney representation, litigation costs and higher medical inflation
•Vehicle physical damage — inflation and supply chain shortages impacting used vehicle and parts prices, labor rates, length of claim resolution and delays in the receipt of third-party carrier claims
•Homeowners — inflation in the construction industry, building materials and home furnishings, changes in the mix of loss type, and other economic and environmental factors, including short-term supply imbalances for services and supplies in areas affected by catastrophes
Catastrophes and severe weather events may subject us to significant losses
Catastrophic events could adversely affect operating results and cause them to vary significantly from one period to the next. Also, our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses, sales of investments or a downgrade of our debt or financial strength ratings.
Catastrophic losses are caused by wind and hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, severe freeze events, volcanic eruptions, terrorism, cyber-attacks, civil unrest, industrial accidents and other such events.
22 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2022 Form 10-K
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
Price competition and changes in regulation and underwriting standards in property and casualty businesses may adversely affect our results of operations and financial condition
The personal property-liability market is highly competitive with carriers competing through underwriting, advertising, price, customer service, innovation and distribution. Changes in regulatory standards regarding underwriting and rates could also affect the ability to predict future losses and could impact profitability. Competitors can alter underwriting standards, lower prices and increase advertising, which could result in lower growth or profitability for Allstate. A decline in the growth or profitability of the property and casualty businesses could have a material effect on our results of operations and financial condition.
Property and casualty actual claim costs may exceed current reserves established for claims due to changes in the inflationary, regulatory and litigation environment
Estimating claim reserves is an inherently uncertain and complex process. We continually refine our best estimates of losses after considering known facts and interpretations of the circumstances.
Our reserving methodology may be impacted by the following:
•Models that rely on the assumption that past loss development patterns will persist into the future
•Internal factors including experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, contractual terms and changes in claim reporting and settlement practices
•External factors such as inflation, court decisions, changes in law or litigation imposing unintended coverage, regulatory requirements, changes in driving patterns, delays in reporting of claims and economic conditions
•Supply chain disruptions and labor shortages could increase the cost of settling claims
•The ultimate cost of losses, or our current estimates, have and may continue to vary materially from recorded reserves and such variance may adversely affect our results of operations and financial condition as the reserves and amounts due from reinsurers are reestimated
See MD&A, Application of Critical Accounting Estimates for further details.
Our investment portfolios are subject to market risk and declines in credit quality which may adversely affect or create volatility in our investment income and cause realized and unrealized losses
We continually evaluate investment management strategies since we are subject to risk of loss due to adverse changes in interest rates, credit spreads, equity prices, real estate values, currency exchange rates and liquidity. Adverse changes have and may continue to occur due to changes in monetary and fiscal policy, inflation and the economic climate, liquidity of a market or market segment, investor return expectations or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness.
Inflation has and continues to remain elevated, which has led to higher interest rates and a widening of credit spreads reflecting ongoing recession concerns. The U.S. Federal Reserve and other central banks have begun to respond to inflationary pressure, generally through more restrictive monetary policy, including increasing target interest rates. These actions and other ongoing impacts from the pandemic could create significant economic uncertainty. Market volatility resulting from these factors has and may continue to impact our investment valuations and returns and impact our results of operations and financial condition.
Our investments are subject to risks associated with economic and capital market conditions and factors that may be unique to our portfolio, including:
•General weakening of the economy, which is typically reflected through higher credit spreads and lower equity and real estate valuations
•Declines in credit quality
•Declines in interest rates, credit spreads or sustained low interest rates could lead to declines in portfolio yields and investment income
The Allstate Corporation 23

2022 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

•Increases in market interest rates, credit spreads or a decrease in liquidity could have an adverse effect on the value of our fixed income securities that form a substantial majority of our investment portfolios
•Supply chain disruptions, labor shortages and other factors have and may continue to increase inflation, which could have an adverse impact on investment valuations and returns
•Weak performance of general and joint venture partners and underlying investments unrelated to general market or economic conditions could lead to declines in investment income and cause realized losses in our limited partnership interests
•Concentration in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type
The amount and timing of net investment income, capital contributions and distributions from our performance-based investments, which primarily include limited partnership interests that are recorded on a lag, can fluctuate significantly due to the underlying investments’ performance or changes in market or economic conditions. Additionally, these investments are less liquid than similar, publicly-traded investments and a decline in market liquidity could impact our ability to sell them at their current carrying values.
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
We update our evaluations regularly and reflect changes in credit losses in our results of operations. Our conclusions may ultimately prove to be incorrect as assumptions, facts and circumstances change. When estimating credit loss allowances, historical loss trends, consideration of current conditions, and forecasts may not be indicative of future changes in credit losses and additional amounts may need to be recorded in the future.
Our participation in indemnification programs subjects us to the risk that reimbursement for qualifying claims and claims expenses may not be received
Participation in state-based industry pools, facilities and associations may have a material, adverse effect on our results of operations and financial condition. Our largest exposure is associated with the Michigan Catastrophic Claim Association (“MCCA”), a state-mandated indemnification mechanism for qualified personal injury protection losses that exceed a specified level. To the extent the MCCA’s current and future assessments are insufficient to reimburse its ultimate obligation on existing claims to member companies, our ability to obtain the 100% indemnification of ultimate loss could be impaired. We also participate in the Federal Government National Flood Insurance Program.
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
24 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2022 Form 10-K
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
Technological advancements and innovation are occurring in distribution, underwriting, claims and operations at a rapid pace that may continue to accelerate. Nontraditional competitors could enter the insurance market and further accelerate these trends. Our competitive position could be impacted if we are unable to deploy, in a cost effective and competitive manner, technology such as artificial intelligence and machine learning that collects and analyzes data to inform underwriting or other decisions, or if our competitors collect and use data which we do not have the ability to access or use. Innovations must be implemented in compliance with applicable insurance regulations and may require extensive modifications to our systems and processes and extensive coordination with and reliance on the systems and operations of third parties. If we are unable to adapt to or bring such advancements and innovations to market, the quality of our products, our relationships with customers and agents, competitive position and business prospects may be materially affected. Changes in technology related to collection and application of data regarding customers could expose us to regulatory or legal actions and may have a material adverse effect on our business, reputation, results of operations and financial condition.
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
Transformative Growth strategy implementation may not be effective
The Transformative Growth strategy is to accelerate growth by improving customer value, expanding customer access, increasing customer acquisition sophistication and investment, modernizing the technology ecosystem and driving organizational transformation. The strategy encompasses all aspects of Allstate’s customer experience and business model, spanning product distribution and sales, operations and servicing, and claims processing. If the strategy is not implemented effectively, customer retention and policy growth objectives could be adversely impacted. Lost business opportunities may result due to slower than anticipated speed to market. External forces including competitor actions or regulatory changes may also have an adverse effect on the value generated from the transformation.
Our catastrophe management strategy may adversely affect premium growth
Catastrophe risk management actions have led us to reduce the size of our homeowners business, including customers with auto and other personal lines products and may negatively impact future sales. Adjustments to our business structure, size and
The Allstate Corporation 25

2022 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

underwriting practices in markets with significant severe weather and catastrophe risk exposure could adversely impact premium growth rates and retention.
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
For a discussion of capital requirements, including a change to a group capital calculation, see Regulation section, Limitations on Dividends by Insurance Subsidiaries.
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
Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business
Market conditions impact the availability and cost of the reinsurance we purchase. Reinsurance may not remain continuously available to us to the same extent and on the same terms and rates as is currently available. Our ability to economically justify reinsurance to reduce our catastrophe risk in designated areas may depend on our ability to adjust premium rates to fully or partially recover cost. If we cannot maintain our current level of reinsurance or purchase new reinsurance protection in amounts we consider sufficient at acceptable prices, we would have to either accept an increase in our catastrophe exposure, reduce our insurance exposure or seek other alternatives.
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
Disruption, volatility or uncertainty in the insurance-linked securities market may decrease our ability to access such market on favorable terms or at all.
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
Acquired businesses may not perform as projected, cost savings anticipated from the acquisition may not materialize, and costs associated with the integration may be greater than anticipated. As a result, if we do not manage these integrations effectively, the quality of our products as well as our relationships with customers and partners may result in the company not achieving returns on its investment at the level projected at acquisition.
26 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2022 Form 10-K
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

Macro, regulatory and risk environment
Conditions in the global economy and capital markets could continue to adversely affect our business and results of operations
Global economic and capital market conditions could continue to adversely impact demand for our products, returns on our investment portfolio and results of operations. The conditions that would have the largest impact on our business include:
•Low or negative economic growth
•Interest rate levels
•Rising inflation increasing claims and claims expense
•Substantial increases in delinquencies or defaults on debt
•Significant downturns in the market value or liquidity of our investment portfolio
•Prolonged downturn in equity valuations
•Reduced consumer spending and business investment
Stressed conditions, volatility and disruptions in global capital markets or financial asset classes could adversely affect our investment portfolio. Our assumptions about portfolio diversification may not hold across market conditions, which could lead to heightened investment losses.
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
The Coronavirus has affected our operations and may continue to significantly affect our results of operations, financial condition and liquidity. The impact from the pandemic should be considered when comparing the current period to prior periods, including:
•Sales of new and retention of existing policies
•Rate changes and average gross premiums
•Supply chain disruptions and labor shortages increase the cost of settling claims
The Allstate Corporation 27

2022 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

•Premiums and losses for shared economy products, including transportation network companies and home rentals
•Driving behavior and auto accident frequency
•Hospital and outpatient claim costs
•Investment valuations and returns
•Bad debt and credit allowance exposure
•Consumer utilization of Milewise®, our pay-per-mile insurance product
•Retail sales in Allstate Protection Plans
See MD&A, Highlights for a summary of the impacts of the Coronavirus on our operations, each of our segments and investments that may continue, emerge, evolve or accelerate into 2023.
The failure in cyber or other information security controls, as well as the occurrence of events unanticipated in our disaster recovery processes and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impair our ability to conduct business effectively
We depend heavily on computer systems, mathematical algorithms and data to perform necessary business functions. There are threats that could impact our ability to protect our data and systems; if the threats materialize, they could impact confidentiality, integrity and availability:
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
Our integrated operational risk and return management processes and practices may not be sufficient to timely detect and mitigate operational risks that could have an adverse effect on our reputation and business.
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
28 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2022 Form 10-K
Climate change may also impact insurability by impairing our ability to identify and quantify potential hazards that will result in losses and offer our customers products at an affordable price. Our investment portfolio is also subject to the effects of climate change as economic shifts alter the return dynamic of long-term investments and increase valuation risk.
Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our businesses.
Our efforts to meet evolving environmental, social, and governance standards may not meet stakeholders' expectations
Some of our existing or potential investors, customers, employees, regulators, and other stakeholders evaluate our business practices according to a variety of environmental, social and governance (“ESG”) standards and expectations, including those related to climate change, inclusive diversity and equity, data privacy, and the well-being of our employees. Some regulators have proposed or adopted, or may propose or adopt, ESG rules or standards applicable to our business. Our Shared Purpose integrates strong ESG principles and practices into our culture, strategy and business practices.
Our business practices and disclosures are evaluated against ESG standards which are continually evolving and not always well defined or readily measurable today. ESG-related expectations may also reflect contrasting or conflicting values or agendas. Our practices may not change in the particular ways or at the rate stakeholders expect. We may fail to meet our commitments or targets. Our policies and processes to evaluate and manage ESG priorities in coordination with other business priorities may not prove completely effective or fully satisfy our stakeholders. Customers and potential customers may choose not to do business with us based on our ESG practices and related policies and actions. We may face adverse regulatory, investor, media, or public scrutiny leading to business, reputational, or legal challenges.
We are subject to extensive regulation, and potential further restrictive regulation may increase operating costs and limit growth
We largely operate in the highly regulated insurance and broader financial services sectors and are subject to extensive laws and regulations that are complex and subject to change. Changes may lead to additional expenses, increased legal exposure, or increased reserve or capital requirements limiting our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by governmental authorities that exercise interpretive latitude, including:
•State insurance regulators
•State securities administrators
•State attorneys general
•Federal agencies including the SEC, the Financial Industry Regulatory Authority, the Department of
Labor, the U.S. Department of Justice, the Consumer Financial Protection Bureau and the National Labor Relations Board
Consequently, compliance with one regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue.
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
A regulatory environment that requires rate increases to be approved, can dictate underwriting practices and mandate participation in loss sharing arrangements, may adversely affect results of operations and financial condition
Political events and positions can affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. Regulatory challenges to rate increases, especially during inflationary periods with more significant rate changes, may restrict rate changes that may be required to achieve targeted levels of profitability and returns on equity. If we are unsuccessful, our results of operations could be negatively impacted.
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
The Allstate Corporation 29

2022 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

Regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business
The federal government has enacted comprehensive regulatory reforms for financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, certain reforms are applicable to the insurance industry.
The Federal Insurance Office and Financial Stability Oversight Council have been established, and the federal government may enact reforms that affect the state insurance regulatory framework. The potential impact of state or federal measures that change the nature or scope of insurance and financial regulation is uncertain but may make it more expensive for us to conduct business and limit our ability to grow or achieve profitability.
We have business process and information technology operations in Canada, India, the United Kingdom and Mexico that are subject to operating, regulatory and political risks in those countries. We may incur substantial costs and other negative consequences if any of these occur, including an adverse effect on our business, results of operations and financial condition.
Losses from legal and regulatory actions may be material to our results of operations, cash flows and financial condition
We are involved in various legal actions, including class-action litigation challenging a range of company practices and coverages provided by our insurance products, some of which involve claims for substantial or indeterminate amounts. We are also involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies. In the event of an unfavorable outcome in any of these matters, the ultimate liability may be more than amounts currently accrued or disclosed in our reasonably possible loss range and may be material to our results of operations, cash flows and financial condition.
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
Loss of key vendor relationships, disruptions to the provision of products or services by a vendor, or failure of a vendor to provide and protect reliable data, and proprietary information, or personal information of our customers, claimants or employees could adversely affect our operations
We rely on services and products provided by many vendors in the U.S. and abroad. These include vendors of computer hardware, software, cloud technology and software as a service, as well as vendors or outsourcing of services such as:
•Claim adjustment services
•Call center services for customer support
•Human resource benefits management
•Information technology support
•Investment management services
We continue to identify ways to improve operating efficiency and reduce cost, which may result in additional outsourcing arrangements in the future. If we are not successful transitioning work to a vendor or a key vendor becomes unable to continue to provide products or services, fails to meet service level standards, or if any vendor fails to protect our confidential, proprietary, and other information, or if our business continuity plans do not sufficiently address a vendor-related business interruption, we may suffer operational impairments and financial losses.
Our ability to attract, develop, and retain talent to maintain appropriate staffing levels and establish a successful work culture is critical to our success
Competition for qualified employees with highly specialized knowledge in areas such as underwriting, data and analytics, technology and e-commerce, is intense and we have experienced increased competition in hiring and retaining employees. The increased prevalence of remote-working arrangements that do not require employees to relocate to take a new job could contribute to higher turnover.
Factors that affect our ability to attract and retain such employees include:
•Compensation and benefits
•Training and re-skilling programs
•Reputation as a successful business with a culture of fair hiring, and of training and promoting qualified employees
•Recognition of and response to changing trends and other circumstances that affect employees
30 www.allstate.com

                     Part I - Item 1A. Risk Factors and Other Disclosures 2022 Form 10-K
The unexpected loss of key personnel could have a material adverse impact on our business because of the loss of their skills, knowledge of our products and offerings and years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel.
Misconduct or fraudulent acts by employees, agents and third parties may expose us to financial loss, disruption of business, regulatory assessments and reputational harm
The company and the insurance industry are susceptible to past and future misconduct or fraudulent activities by employees, representative agents, vendors, customers and other third parties. These activities could include:
•Fraud against the company, its employees and its customers through illegal or prohibited activities
•Unauthorized acts or representations, unauthorized use or disclosure of personal or proprietary information, deception, and misappropriation of funds or other benefits
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
On October 18, 2022, Allstate closed the sale of its headquarters in Northbrook, Illinois. The sale will reduce real estate expenses and further advance Allstate’s multi-year Transformative Growth strategy.
In Illinois, the Company has 49 locations totaling 609 thousand square feet of office space.
In North America, we operate from approximately 862 retail stores, administrative, data processing, claims handling and other support facilities that total 1.1 million square feet owned and 5.0 million square feet leased.
Outside North America, we own one and lease two properties in Northern Ireland comprising approximately 198 thousand square feet. We also have two leased facilities in India for approximately 441 thousand square feet, two leased facilities in London for seven thousand square feet and approximately two thousand square feet in other international locations.
The locations where Allstate exclusive agencies operate in the U.S. are normally leased by the agencies.
Item 3.  Legal Proceedings
Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 15 of the consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.
The Allstate Corporation 31

2022 Form 10-K
Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of January 31, 2023, there were 59,597 holders of record of The Allstate Corporation’s common stock. The principal market for the common stock is the New York Stock Exchange, where our common stock trades under the trading symbol “ALL”. Our common stock is also listed on the Chicago Stock Exchange.
Common stock performance graph
The following performance graph compares the cumulative total shareholder return on Allstate common stock for a five-year period (December 31, 2017 to December 31, 2022) with the cumulative total return of the S&P Property and Casualty Insurance Index (S&P P/C) and the S&P 500 stock index.

Value at each year-end of $100 initial investment made on December 31, 2017
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Allstate	$100.00	$80.48	$111.72	$111.59	$122.61	$145.10
S&P P/C	$100.00	$95.31	$119.96	$127.56	$149.89	$178.18
S&P 500	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77

32 www.allstate.com

2022 Form 10-K

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
October 1, 2022 - October 31, 2022
Open Market Purchases	1,645,463	$128.65	1,644,936
November 1, 2022 - November 30, 2022
Open Market Purchases	693,860	$128.40	692,907
December 1, 2022 - December 31, 2022
Open Market Purchases	400,465	$132.26	399,500
Total	2,739,788	$129.11	2,737,343	$802	million
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
October: 527
November: 953
December: 965
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)In August 2021, we announced the approval of a common share repurchase program for $5 billion which is expected to be completed by September 30, 2023. The Inflation Reduction Act, enacted in August 2022, imposes a 1% excise tax on stock repurchases occurring after December 31, 2022. The excise tax on common stock repurchases will be classified as an additional cost of the stock acquired included in treasury stock in shareholders’ equity.
Item 6.  [Reserved]
None.
The Allstate Corporation 33

2022 Form 10-K
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

34 www.allstate.com

2022 Form 10-K

2022 Highlights
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
This section of this Form 10-K generally discusses 2022 and 2021 results and year-to-year comparisons between 2022 and 2021. Discussions of 2020 results and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 of our annual report on Form 10-K for 2021, filed February 18, 2022. Certain amounts have been reclassified to conform to current year presentation.
The most important factors we monitor to evaluate the financial condition and performance for our reportable segments and the Company include:
•Allstate Protection: premium, policies in force (“PIF”), new business sales, policy retention, price changes, claim frequency and severity, catastrophes, loss ratio, expenses, underwriting results, combined ratio and relative competitive position
•Protection Services: revenues, premium written, PIF and adjusted net income
•Allstate Health and Benefits: premiums, new business sales, PIF, benefit ratio, expenses and adjusted net income
•Investments: exposure to market risk, asset allocation, credit quality, total return, net investment income, cash flows, net gains and losses on investments and derivatives, unrealized capital gains and losses, long-term returns and asset duration
•Financial condition: liquidity, parent holding company deployable assets, financial strength ratings, operating leverage, debt levels, book value per share and return on equity
Measuring segment profit or loss
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
The Allstate Corporation 35

2022 Form 10-K
Sale of Headquarters
On October 18, 2022, Allstate closed the sale of its headquarters for $232 million resulting in a gain of approximately $99 million, pre-tax in the fourth quarter of 2022. $16 million of the gain was classified in Property-Liability net gains and losses on investments and derivatives and $83 million was classified as other revenue within the Corporate and Other segment. The sale reduces real estate expenses and further advances Allstate’s multi-year Transformative Growth initiative.
Acquisitions and Dispositions
Acquisitions On January 4, 2021, we completed the acquisition of National General Holdings Corp. (“National General”), significantly enhancing our strategic position in the independent agency channel.
Discontinued operations and held for sale On October 1, 2021, we closed the sale of Allstate Life Insurance Company of New York (“ALNY”) to Wilton Reassurance Company for $400 million. On November 1, 2021, we closed the sale of Allstate Life Insurance Company (“ALIC”) and certain affiliates to entities managed by Blackstone for total proceeds of $4 billion, including a pre-close dividend of $1.25 billion paid by ALIC. In 2021, the assets and liabilities of the businesses were reclassified as held for sale and results are presented as discontinued operations. This change was applied on a retrospective basis.
In connection with the sale of ALIC and certain affiliates in 2021, the sale agreement includes a provision related to contingent consideration that may be earned over a ten-year period with the first potential payment date commencing on January 1, 2026 and a final potential payment date of January 1, 2035. The contingent consideration is determined annually based on the average ten-year Treasury rate over the preceding three-year period compared to a designated rate. The contingent consideration meets the definition of a derivative and is accounted for on a fair value basis with periodic changes in fair value reflected in earnings.
See Note 3 of the consolidated financial statements for further information on acquisitions and dispositions.
Macroeconomic Impacts
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”) resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have moderated significantly, but new variants of the Coronavirus could result in further economic volatility. We continue to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the continuing impact to operations, but the effects have been and could be material.
Certain growth and profitability comparisons to the prior year were impacted, in part, by the effects the
Coronavirus had on prior year results. Beginning in March 2020, when shelter-in-place orders and other restrictions were initiated, and throughout 2021, we experienced lower auto accident claim frequency and different claim patterns than historically experienced. Total auto claim frequency has since increased, but remains below pre-pandemic levels.
The Coronavirus has affected operations and may continue to significantly affect results of operations, financial condition and liquidity. The impact from the pandemic should be considered when comparing the current year to the prior years, including:
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
•Investment valuations and returns
•Bad debt and credit allowance exposure
•Consumer utilization of Milewise®, our pay-per-mile insurance product
•Retail sales in Allstate Protection Plans
A pandemic such as the Coronavirus and its impacts are disclosed in Part 1 “Item 1A. Risk Factors’’, including the risk factors titled “A large-scale pandemic, the occurrence of terrorism, military actions, social unrest or other actions may have an adverse effect on our business” and “Conditions in the global economy and capital markets could continue to adversely affect our business and results of operations”.
Supply chain disruptions, labor shortages and other macroeconomic factors have increased inflation, which may have an adverse impact on investment valuations and returns. As inflation continued to remain elevated, the Federal Reserve significantly increased interest rates and credit spreads widened reflecting ongoing recession concerns. These factors along with other ongoing impacts from the pandemic create significant economic uncertainty and the resulting market volatility may continue to impact our investment valuations and returns.
This list is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to macroeconomic impacts on our 2022 results.
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
36 www.allstate.com

2022 Form 10-K

Allstate Delivered on 2022 Operating Priorities (1)

Better Service Customers	Enterprise Net Promoter Score, which measures how likely customers are to recommend us, finished below the prior year, reflecting substantial price increases necessary to offset higher loss costs.
Grow Customer Base
Consolidated policies in force reached 189.1 million, a 1.0% decrease from prior year. Property-Liability policies in force increased by 0.7% compared to the prior year, as continued growth at National General was substantially offset by the Allstate brand as new business was limited in many states.

Protection Services policies in force declined 1.4%, primarily due to expiring low average premium policies from a major retail account that ended in 2019.
Achieve Target Economic Returns on Capital	Return on average Allstate common shareholders’ equity was (7.3)% in 2022.

The Property-Liability combined ratio of 106.6 for the full year increased compared to the prior year primarily driven by higher auto losses. We continued to reduce expenses by lowering direct sales and advertising spend and are reducing exposure in states with unacceptable auto and home insurance margins through underwriting restrictions. Our claims organization is executing a plan to manage the impacts of a higher loss cost environment.

Proactively Manage Investments	Net investment income of $2.40 billion in 2022 was $890 million below prior year as higher market-based investment income was more than offset by lower performance-based results.

Total return on the $61.83 billion investment portfolio was (4.0)% in 2022 and compares favorably to full year 2022 performance of the S&P 500 of (18.1)% and the Bloomberg Intermediate Bond return of (9.4)%. Proactive portfolio actions to reduce inflation and economic risk by shortening fixed income duration mitigated portfolio losses by approximately $2 billion this year.

Build Long-Term Growth Platforms	Allstate made substantial progress in advancing Transformative Growth initiatives in 2022, including continued cost reductions, deploying a new property-liability technology platform and a new Affordable, Simple and Connected auto insurance offering in two states.
National General is meeting or exceeding acquisition performance targets with the objective of building a strong competitive position in independent agent distribution.
Protection Services has increased revenues, particularly Allstate Protection Plans. Arity continued to expand its data acquisition platform with more than one trillion miles of traffic data and launched Arity IQ, a product to improve new business profitability for auto insurers.
(1)2023 operating priorities will remain mostly consistent with the 2022 priorities, with “Building Long-Term Growth Platforms” expanding to “Execute Transformative Growth” to fully integrate Transformative Growth goals.

Consolidated Net Income
($ in millions)

Consolidated net loss applicable to common shareholders was $1.42 billion in 2022 compared to net income of $1.49 billion in 2021, primarily due to an underwriting loss, equity valuation decreases and losses on investment sales, partially offset by the absence of the 2021 loss on sale of the life and annuities business.
For the twelve months ended December 31, 2022, return on Allstate common shareholders’ equity was (7.3)% compared to 5.8% for the twelve months ended December 31, 2021.

Total Revenue
($ in millions)

Total revenue increased 1.6% to $51.41 billion in 2022 compared to 2021, primarily due to an 8.7% increase in property and casualty insurance premiums earned, partially offset by net losses on investments and derivatives in 2022 compared to net gains in 2021 and a decrease in net investment income.

Net Investment Income
($ in millions)

Net investment income decreased $890 million to $2.40 billion in 2022 compared to 2021, primarily due to lower performance-based investment results, mainly from limited partnerships, partially offset by higher market-based fixed income portfolio yields.

The Allstate Corporation 37

2022 Form 10-K
Summarized financial results

	Years Ended December 31,
($ in millions)	2022	2021	2020
Revenues
Property and casualty insurance premiums	$45,904	$42,218	$37,073
Accident and health insurance premiums and contract charges	1,833	1,821	1,094
Other revenue	2,344	2,172	1,065
Net investment income	2,403	3,293	1,590
Net gains (losses) on investments and derivatives	(1,072)	1,084	1,087
Total revenues	51,412	50,588	41,909

Costs and expenses
Property and casualty insurance claims and claims expense	(37,264)	(29,318)	(22,001)
Shelter-in-Place Payback expense	—	(29)	(948)
Accident, health and other policy benefits	(1,061)	(1,049)	(549)
Amortization of deferred policy acquisition costs	(6,644)	(6,252)	(5,477)
Operating, restructuring and interest expenses	(7,832)	(7,760)	(6,065)
Pension and other postretirement remeasurement gains (losses)	(116)	644	51
Amortization of purchased intangibles	(353)	(376)	(118)
Total costs and expenses	(53,270)	(44,140)	(35,107)

(Loss) income from operations before income tax expense	(1,858)	6,448	6,802

Income tax benefit (expense)	494	(1,289)	(1,373)

Net (loss) income from continuing operations	(1,364)	5,159	5,429

(Loss) income from discontinued operations, net of tax	—	(3,593)	147

Net (loss) income	(1,364)	1,566	5,576

Less: Net loss attributable to noncontrolling interest	(53)	(33)	—

Net (loss) income attributable to Allstate	(1,311)	1,599	5,576

Preferred stock dividends	(105)	(114)	(115)

Net (loss) income applicable to common shareholders	$(1,416)	$1,485	$5,461
Segment Highlights
Allstate Protection underwriting loss was $2.78 billion in 2022 compared to income of $1.79 billion in 2021, primarily due to higher auto insurance losses and unfavorable reserve reestimates, both excluding catastrophes, partially offset by increased premiums earned. We are executing a comprehensive plan to improve auto insurance profitability, including broadly raising rates, reducing operating expenses and advertising, implementing underwriting restrictions in underperforming states and executing claims operating actions to manage loss costs.
Catastrophe losses were $3.11 billion in 2022 compared to $3.34 billion in 2021.
Premiums written increased 10.7% to $45.79 billion in 2022 compared to $41.36 billion in 2021, reflecting higher premiums in both Allstate and National General brands.
Protection Services adjusted net income was $169 million in 2022 compared to $179 million in 2021. The decrease in 2022 was primarily due to higher technology expenses at Allstate Identity Protection and lower revenue at Arity.
Premiums and other revenues increased 10.6% or $224 million to $2.34 billion in 2022 from $2.12 billion in 2021 primarily due to Allstate Protection Plans.
Allstate Health and Benefits adjusted net income was $222 million in 2022 compared to $208 million in 2021. The increase was primarily due to increases in group health revenues, partially offset by higher operating costs and expenses and group health contract benefits.
Premiums and contract charges totaled $1.83 billion in 2022, an increase of 0.7% from $1.82 billion in 2021 primarily due to growth in group health, partially offset by a decline in individual health.
38 www.allstate.com

2022 Form 10-K

Financial Highlights
Investments totaled $61.83 billion as of December 31, 2022, decreasing from $64.70 billion as of December 31, 2021.
Allstate shareholders’ equity was $17.48 billion as of December 31, 2022 and $25.18 billion as of December 31, 2021. The decrease is primarily due to net unrealized capital losses on investments in 2022 compared to gains at 2021, common share repurchases, a net loss and dividends paid to shareholders.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $58.07 as of December 31, 2022, a decrease of 28.8% from $81.52 as of December 31, 2021.

Return on average common Allstate shareholders’ equity For the twelve months ended December 31, 2022, return on Allstate common shareholders’ equity was (7.3)%, a decrease of 13.1 points from 5.8% for the twelve months ended December 31, 2021, primarily due to net loss applicable to common shareholders.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement losses of $116 million in 2022, primarily related to unfavorable asset performance compared to the expected return on plan assets, partially offset by a reduction in the projected benefit obligation due to an increase in the liability discount rate. See Note 18 of the consolidated financial statements and Application of Critical Accounting Estimates section of the MD&A for further information.
The Allstate Corporation 39

2022 Form 10-K Property-Liability
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
40 www.allstate.com

Property-Liability 2022 Form 10-K

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
•Percent change in report year incurred claim severity statistic is calculated as the amount of increase or decrease in report year incurred claim severity recorded in the current report year divided by the current estimate of the prior report year incurred claim severity.

Underwriting results
($ in millions, except ratios)	2022	2021	2020
Premiums written	$45,787	$41,358	$35,768
Premiums earned	$43,909	$40,454	$35,580
Other revenue	1,416	1,437	857
Claims and claims expense	(36,732)	(28,876)	(21,626)
Shelter-in-Place Payback expense	—	(29)	(948)
Amortization of DAC	(5,570)	(5,313)	(4,642)
Other costs and expenses	(5,650)	(5,622)	(4,549)
Restructuring and related charges (1)	(44)	(145)	(235)
Amortization of purchased intangibles	(240)	(241)	(12)
Underwriting (loss) income	$(2,911)	$1,665	$4,425

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$3,094	$3,541	$3,314
Catastrophe reserve reestimates (2)	18	(202)	(503)
Total catastrophe losses	$3,112	$3,339	$2,811

Non-catastrophe reserve reestimates (2)	1,726	326	68
Prior year reserve reestimates (2)	1,744	124	(435)

GAAP operating ratios
Loss ratio	83.6	71.4	60.8
Expense ratio (3)	23.0	24.5	26.8
Combined ratio	106.6	95.9	87.6
Effect of catastrophe losses on combined ratio	7.1	8.3	7.9
Effect of prior year reserve reestimates on combined ratio	3.9	0.3	(1.2)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(0.5)	(1.4)
Effect of restructuring and related charges on combined ratio (1)	0.1	0.4	0.7
Effect of amortization of purchased intangibles on combined ratio	0.5	0.6	0.1
Effect of Shelter-in-Place Payback expense on combined and expense ratios	—	0.1	2.7
Effect of Run-off Property-Liability business on combined ratio	0.3	0.3	0.4
(1)Restructuring and related charges in 2022 primarily related to future work environment and employee costs. See Note 14 of the consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
The Allstate Corporation 41

2022 Form 10-K Allstate Protection
Allstate Protection Segment
Private passenger auto, homeowners, and other personal lines insurance products are offered to consumers through exclusive and independent agents, directly through contact centers and online. The Encompass brand was combined into National General beginning in the first quarter of 2021, and results prior to 2021 reflect Encompass brand results only. Our strategy is to offer products that allow customers to interact with us when, where and how they want with affordable, simple and connected protection products. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Underwriting results
	For the years ended December 31,
($ in millions)	2022	2021	2020
Premiums written	$45,787	$41,358	$35,768
Premiums earned	$43,909	$40,454	$35,580
Other revenue	1,416	1,437	857
Claims and claims expense	(36,607)	(28,760)	(21,485)
Shelter-in-Place Payback expense	—	(29)	(948)
Amortization of DAC	(5,570)	(5,313)	(4,642)
Other costs and expenses	(5,646)	(5,618)	(4,546)
Restructuring and related charges	(44)	(145)	(235)
Amortization of purchased intangibles	(240)	(241)	(12)
Underwriting (loss) income	$(2,782)	$1,785	$4,569
Catastrophe losses	$3,112	$3,339	$2,811

Change in underwriting results from 2021 to 2022
($ in millions)

Change in underwriting results from 2020 to 2021
($ in millions)

42 www.allstate.com

Allstate Protection 2022 Form 10-K

Underwriting income (loss) by brand and by line of business
	For the years ended December 31,
	Allstate Brand			National General			Allstate Protection
($ in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Auto (1)	$(2,846)	$1,208	$3,404	$(168)	$54	$40	$(3,014)	$1,262	$3,444
Homeowners (2) (3)	701	411	798	(20)	(92)	26	681	319	824
Other personal lines (4)	(85)	216	255	(3)	17	9	(88)	233	264
Commercial lines	(478)	(158)	(36)	14	—	—	(464)	(158)	(36)
Other business lines (5)	95	115	70	—	—	—	95	115	70
Answer Financial	—	—	—	—	—	—	8	14	3
Total	$(2,613)	$1,792	$4,491	$(177)	$(21)	$75	$(2,782)	$1,785	$4,569
(1)2021 results include certain National General commercial lines insurance products.
(2)2021 results include National General packaged policies, which include auto, and commercial lines insurance products.
(3)Includes lender-placed property.
(4)Other personal lines include renters, condominium, landlord and other personal lines products.
(5)Other business lines primarily represents revenue and direct operating expenses of Ivantage and distribution of non-proprietary life and annuity products. Ivantage, a general agency for Allstate exclusive agents, provides agents a solution for their customers when coverage through Allstate brand underwritten products is not available.
Underwriting loss was $2.78 billion in 2022 compared to underwriting income of $1.79 billion in 2021, primarily due to higher auto insurance losses and unfavorable reserve reestimates, both excluding catastrophes, partially offset by increased premiums earned. We are executing a comprehensive plan to improve auto insurance profitability, including broadly raising rates, reducing operating expenses and advertising, implementing underwriting restrictions in underperforming states and executing claims operating actions to manage loss costs. In 2023, Allstate brand will exit traditional commercial insurance in five states. Additionally, starting in the fourth quarter of 2022, coverage to transportation network companies will no longer be offered unless the contracts utilize telematics-based pricing.
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

Premiums written by brand and line of business
	For the years ended December 31,
	Allstate Brand			National General			Allstate Protection
($ in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Auto	$25,946	$24,102	$24,103	$4,720	$3,763	$508	$30,666	$27,865	$24,611
Homeowners	9,936	8,717	8,012	1,812	1,772	388	11,748	10,489	8,400
Other personal lines	2,096	2,001	1,889	153	155	76	2,249	2,156	1,965
Commercial lines	917	848	792	207	—	—	1,124	848	792
Total premiums written	$38,895	$35,668	$34,796	$6,892	$5,690	$972	$45,787	$41,358	$35,768

Premiums earned by brand and line of business
	For the years ended December 31,
	Allstate Brand			National General			Allstate Protection
($ in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Auto	$25,286	$24,088	$24,115	$4,429	$3,535	$525	$29,715	$27,623	$24,640
Homeowners	9,249	8,272	7,858	1,663	1,655	396	10,912	9,927	8,254
Other personal lines	2,016	1,925	1,841	143	152	78	2,159	2,077	1,919
Commercial lines	919	827	767	204	—	—	1,123	827	767
Total premiums earned	$37,470	$35,112	$34,581	$6,439	$5,342	$999	$43,909	$40,454	$35,580

Reconciliation of premiums written to premiums earned
	For the years ended December 31,
($ in millions)	2022	2021	2020
Total premiums written	$45,787	$41,358	$35,768
Increase in unearned premiums	(1,776)	(1,143)	(205)
Other	(102)	239	17
Total premiums earned	$43,909	$40,454	$35,580

The Allstate Corporation 43

2022 Form 10-K Allstate Protection

Unearned premium balance by line of business
($ in millions)	As of December 31,
	2022	2021
Allstate brand:
Auto	$7,039	$6,426
Homeowners	5,495	4,825
Other personal lines	1,151	1,078
Commercial lines	314	315
Total Allstate brand	13,999	12,644
National General:
Auto	2,016	1,764
Homeowners	378	451
Other personal lines	317	306
Commercial lines	442	177
Total National General	3,153	2,698
Allstate Protection unearned premiums	$17,152	$15,342

Policies in force by brand and by line of business
	Allstate brand			National General			Allstate Protection
PIF (thousands)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Auto	21,658	21,972	21,809	4,376	3,944	451	26,034	25,916	22,260
Homeowners	6,622	6,525	6,427	638	634	216	7,260	7,159	6,643
Other personal lines	4,636	4,578	4,459	300	288	71	4,936	4,866	4,530
Commercial lines	204	210	216	107	105	—	311	315	216
Total	33,120	33,285	32,911	5,421	4,971	738	38,541	38,256	33,649
Auto insurance premiums written increased 10.1% or $2.80 billion in 2022 compared to 2021, primarily due to the following factors:
•Increase in average premiums driven by rate increases. In the twelve months ended, December 31, 2022, implemented rate increases of 19.8% were taken for Allstate brand in 54 locations, resulting in total Allstate brand insurance premium impact of 16.9%
•Rate increases of 13.7% were taken for National General brand in 35 locations, resulting in total National General brand insurance premium impact of 10.0%, to improve underwriting results
•Allstate expects to continue to pursue rate increases for both Allstate and National General brands into 2023 to improve auto insurance profitability
•Renewal ratio for Allstate brand in 2022 was comparable to 2021
•PIF increased 0.5% or 118 thousand to 26,034 thousand as of December 31, 2022 compared to December 31, 2021 due to growth in National General
•Increased new issued applications driven by direct channel, including the acquisition of SafeAuto, and growth in the independent agency channel
•The impact of the ongoing rate actions and temporary reductions in advertising may have an adverse effect on the renewal ratio, new issued applications and future PIF growth

Auto premium measures and statistics
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	3,644	3,616	3,467	0.8%	4.3%
National General	2,677	2,057	60	30.1%	NM
Total new issued applications	6,321	5,673	3,527	11.4%	60.8%

Allstate Protection by channel
Exclusive agency channel	2,401	2,387	2,502	0.6%	(4.6)%
Direct channel	2,202	1,773	846	24.2%	109.6%
Independent agency channel	1,718	1,513	179	13.5%	NM
Total new issued applications	6,321	5,673	3,527	11.4%	60.8%

Allstate brand average premium	$659	$605	$617	8.9%	(1.9)%
Allstate brand renewal ratio (%)	87.0	87.0	87.5	—	(0.5)
44 www.allstate.com

Allstate Protection 2022 Form 10-K

Homeowners insurance premiums written increased 12.0% or $1.26 billion in 2022 compared to 2021, primarily due to the following factors:
•Higher Allstate brand average premiums from inflation in insured home replacement costs and implemented rate increases, combined with policies in force growth. National General premiums and policy growth negatively impacted as we focus on improving underwriting margins to targeted levels through underwriting and rate actions
•Increased new issued applications driven by growth in the independent agency channel in 2022 compared to 2021
•Policy growth is being reduced in states and lines of business that are underperforming. Starting in the fourth quarter of 2022, we no longer write new homeowners business in the state of California, although we will offer continuing coverage to existing customers. We also reduced homeowners new business in Florida. These actions have negatively impacted premiums starting in the fourth quarter

Homeowners premium measures and statistics
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	986	962	899	2.5%	7.0%
National General	136	102	34	33.3%	NM
Total new issued applications	1,122	1,064	933	5.5%	14.0%

Allstate Protection by channel
Exclusive agency channel	826	840	810	(1.7)%	3.7%
Direct channel	94	84	62	11.9%	35.5%
Independent agency channel	202	140	61	44.3%	129.5%
Total new issued applications	1,122	1,064	933	5.5%	14.0%

Allstate brand average premium	$1,614	$1,426	$1,328	13.2%	7.4%
Allstate brand renewal ratio (%)	86.8	87.1	87.5	(0.3)	(0.4)
Other personal lines premiums written increased 4.3% or $93 million in 2022 compared to 2021, primarily due to increases in landlords, personal umbrella and condominiums premiums for Allstate brand. Starting in the fourth quarter of 2022, we will no longer write condominium new business in California and Florida.
Commercial lines premiums written increased 32.5% or $276 million in 2022 compared to 2021, primarily due to higher miles driven and increased average premium in our shared economy business in part due to higher rates. In 2023, Allstate brand will exit traditional commercial insurance in five states. These five states combined made up 47% and 36% of
2022 Allstate brand commercial new issued applications and net written premium, respectively. Additionally, starting in the fourth quarter of 2022, coverage to transportation network companies will no longer be offered unless the contracts utilize telematics-based pricing. This contributed to a decline in premiums in the fourth quarter.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	For the years ended December 31,
	Loss ratio			Expense ratio (1)			Combined ratio
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Auto	87.2	70.5	57.5	22.9	24.9	28.5	110.1	95.4	86.0
Impact of Shelter-in-Place Payback expense	—	—	—	—	0.1	3.8	—	0.1	3.8
Homeowners	69.6	72.2	67.3	24.2	24.6	22.7	93.8	96.8	90.0
Other personal lines	79.7	62.9	58.7	24.4	25.9	27.5	104.1	88.8	86.2
Commercial lines	120.7	97.5	82.4	20.6	21.6	22.3	141.3	119.1	104.7
Impact of Shelter-in-Place Payback expense	—	—	—	—	—	0.5	—	—	0.5
Total	83.3	71.1	60.4	23.0	24.5	26.8	106.3	95.6	87.2
Impact of amortization of purchased intangibles				0.5	0.6	0.1	0.5	0.6	0.1
Impact of Shelter-in-Place Payback expense	—	—	—	—	0.1	2.7	—	0.1	2.7
Impact of restructuring and related charges	—	—	—	0.1	0.4	0.7	0.1	0.4	0.7
Impact of Allstate Special Payment plan bad debt expense	—	—	—	—	—	0.2	—	—	0.2
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
The Allstate Corporation 45

2022 Form 10-K Allstate Protection

Loss ratios by line of business
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses			Effect of prior year reserve reestimates			Effect of catastrophe losses included in prior year reserve reestimates (1)
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Auto	87.2	70.5	57.5	1.7	1.7	1.2	4.0	0.5	(0.4)	(0.2)	(0.1)	(0.1)
Homeowners	69.6	72.2	67.3	21.1	26.3	27.9	1.8	(1.5)	(5.3)	0.8	(1.7)	(5.1)
Other personal lines	79.7	62.9	58.7	12.3	11.0	10.4	(1.5)	(5.1)	(3.5)	0.1	(0.5)	(2.0)
Commercial lines	120.7	97.5	82.4	2.5	2.9	3.5	24.2	14.4	4.7	(0.1)	0.4	0.2
Total	83.3	71.1	60.4	7.1	8.3	7.9	3.6	—	(1.6)	—	(0.5)	(1.4)
(1)2020 includes approximately $495 million of favorable reserve reestimates related to the PG&E Corporation and Southern California Edison subrogation settlements.

Auto underwriting results
	For the periods ended
	2022				2021
($ in millions, except ratios)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Underwriting income (loss)	(974)	(1,315)	(578)	(147)	(300)	(159)	394	1,327
Loss ratio	90.6	95.3	84.9	77.6	78.9	76.9	68.7	57.2
Effect of prior year non-catastrophe reserve reestimates	2.3	8.5	3.8	2.1	2.1	1.1	(0.4)	(0.2)
Frequency and severity statistics are provided to describe the trends in loss patterns and are influenced by:
•Supply chain disruptions and labor shortages
•Value of total losses due to higher used car prices
•Labor and part cost increases
•Changes in commuting activity
•Driving behavior (e.g., speed, time of day) impacting severity and mix of claim types
•Organizational and process changes impacting claim opening and closing practices and shifts in timing, if any, can impact comparisons to prior periods
The quarterly auto loss ratio has been more variable over the last eight quarters due to these and additional factors discussed below
Auto loss ratio increased 16.7 points in 2022 compared to 2021, primarily due to:
•Higher gross claim frequency in all coverages, as miles driven has rebounded toward pre-pandemic levels. While total frequency increased relative to the prior year, it remains below pre-pandemic levels
•Increased severity for most coverages, driven by inflationary pressures in both physical damage and bodily injury claims. As loss cost pressure continued throughout 2022, our estimates of the year-to-date report year incurred claim severity variance to prior full year increased, partially reflecting higher losses from claims in prior quarters than initially expected
•Unfavorable prior year reserve reestimates, excluding catastrophes, was $1.25 billion primarily in both bodily injury and physical damage coverages. Increases in injury coverages reflect recent data and updated assumptions related to severity with third-party bodily injury claims, increased claims with attorney representation, litigation costs and higher medical inflation. Increases in physical damage costs reflect the ongoing inflationary factors and supply chain shortages impacting used vehicle and parts prices and labor rates. Delays in the receipt of third-party carrier claims also contributed to the adverse development of claims reported in prior years. Late reported claim frequency attributable to prior accident years also impacted reserve reestimates
Property damage gross claim frequency for Allstate brand increased 8.2% in 2022 compared to 2021 due to factors including:
•Increases in miles driven compared to 2021
•While gross claim frequency has rebounded from the low in 2020, it is 13.2% below pre-pandemic levels of 2019
Collision gross claim frequency for Allstate brand increased 5.0% in 2022 compared to 2021. While gross claim frequency has rebounded from the low in 2020, it is 9.2% below pre-pandemic levels of 2019.
Property damage estimated report year 2022 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased approximately 21% compared to report year 2021.
Collision estimated report year 2022 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased approximately 17% compared to report year 2021.
The increase in estimated report year 2022 incurred claim severity for both coverages is due to rising inflationary factors and supply chain shortages impacting both repairable vehicles and total losses, including higher used car values, replacement part costs and labor rates and length of time to claim resolution.
Bodily injury estimated report year 2022 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased approximately 14% compared to
46 www.allstate.com

Allstate Protection 2022 Form 10-K

report year 2021. The increase is due to recent data and updated assumptions related to more severe accidents, increased claims with attorney representation, litigation costs, higher medical consumption and inflation.
Homeowners loss ratio decreased 2.6 points in 2022 compared to 2021, primarily due to lower catastrophe losses and increased premiums earned, partially offset by higher severity.

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)
For the year ended December 31, 2022
Gross claim frequency	(2.9)%
Paid claim severity	21.6
Gross claim frequency decreased in 2022 compared to 2021 primarily due to a decline in the wind/hail and water perils. Paid claim severity increased in 2022 compared to 2021 due to inflationary loss cost pressure driven by increases in labor and materials costs and time to repair. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 16.8 points in 2022 compared to 2021, primarily due to higher losses, excluding catastrophes, partially offset by increased premiums earned.
Commercial lines loss ratio increased 23.2 points in 2022 compared to 2021 due to higher unfavorable prior year reserve reestimates, excluding catastrophes, primarily in bodily injury coverage for both shared economy and traditional segments with a large portion of the traditional segment increase related to states we are exiting, and higher auto severity, partially offset by increased premiums earned.
Catastrophe losses decreased 6.8% or $227 million in 2022 compared to 2021. Catastrophe losses in 2022 included gross losses of $1.13 billion and net losses of $843 million related to Hurricane Ian and Winter Storm Elliott. Approximately 75% of Hurricane Ian net estimated losses relate to auto coverages. Auto policyholders generally have coverage for physical damage due to flood if they have purchased optional auto comprehensive coverage. Homeowners policies specifically exclude coverage for losses caused by flood.
Reinsurance recoveries in 2021 related to the Nationwide Aggregate Reinsurance Program for aggregate catastrophe losses occurring between April 1, 2020 and December 31, 2020, which primarily impacted homeowners prior year reserve reestimates.
We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms and freezes, tornadoes, hailstorms, wildfires, tropical storms, tsunamis, hurricanes, earthquakes and volcanoes. We are also exposed to man-made catastrophic events, such as certain types of terrorism, civil unrest, wildfires or industrial accidents. The nature and level of catastrophes in any period cannot be reliably predicted.

Catastrophe losses by the type of event
	For the years ended December 31,
($ in millions)	Number of events	2022	Number of events	2021	Number of events	2020
Hurricanes/tropical storms	2	$399	6	$742	9	$1,001
Tornadoes	4	192	3	107	3	43
Wind/hail	106	1,936	85	1,878	73	1,940
Wildfires	9	52	5	269	17	300
Freeze/other events	3	515	2	611	3	30
Prior year reserve reestimates		28		35		(503)	(2)
Prior year aggregate reinsurance recoveries		(10)		(237)		—
Current year aggregate reinsurance recoveries		—		(66)		—
Total catastrophe losses (1)	124	$3,112	101	$3,339	105	$2,811
(1)2021 includes approximately $250 million of reinstatement premiums for the year ended December 31, 2021, related to the Nationwide Catastrophe Reinsurance Program, primarily due to Hurricane Ida.
(2)2020 includes approximately $495 million of favorable reserve reestimates related to the PG&E Corporation and Southern California Edison subrogation settlements.
Catastrophe management
Historical catastrophe experience  For the last ten years, the average annual impact of catastrophes on our loss ratio was 7.6 points, but it has varied from 4.9 points to 9.6 points. The average annual impact of catastrophes on the homeowners loss ratio for the last ten years was 24.2 points. Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes by our participation in various state facilities. For further discussion of these facilities, see Note 15 of the consolidated financial statements. However, the
The Allstate Corporation 47

2022 Form 10-K Allstate Protection
impact of these actions may be diminished by the growth in insured values, the effect of state insurance laws and regulations and we may not be able to maintain our current level of reinsurance or purchase new reinsurance protection in amounts we consider sufficient at acceptable prices. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.
We have continued to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including the following:
•Continuing to limit or not offer new homeowners, manufactured home and landlord package policy business in certain coastal geographies. Additionally, we:
–Wrote a limited number of homeowners policies in select areas of California from 2016 to 2022, but have discontinued new homeowners and condominium business in the state of California starting the fourth quarter of 2022.
–Will continue to renew current policyholders and allow replacement policies for existing customers who buy a new home or change their residence to rental property.
–Write homeowners coverage through our excess and surplus lines carrier, North Light Specialty Insurance Company (“North Light”), which includes earthquake coverage (other than fire following earthquakes) that is currently ceded via quota share reinsurance.
•Increased capacity in our brokerage platform for customers not offered an Allstate policy. As of December 31, 2022, Ivantage had $1.99 billion non-proprietary premiums under management.
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
•We offer a homeowners policy available in 43 states, Allstate House and Home®, that provides options of coverage for roof damage, including graduated coverage and pricing based on roof type and age. In 2022, premiums written totaled $5.60 billion or 47.7% of homeowners premiums written compared to $4.56 billion or 46.0% in 2021.
Hurricanes  We consider the greatest areas of potential catastrophe losses due to hurricanes to be major metropolitan centers in counties along the eastern and gulf coasts of the United States. The average premium on a property policy near these coasts is generally greater than in other areas. However, average premiums are often not considered commensurate with the inherent risk of loss. In addition, as explained in Note 15 of the consolidated financial statements, in various states Allstate is subject to assessments from assigned risk plans, reinsurance facilities and joint underwriting associations providing insurance for wind related property losses.
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
Earthquakes  We do not offer earthquake coverage in most states. We retain approximately 38,000 PIF with earthquake coverage, with the largest number of policies located in Kentucky, due to regulatory and other reasons. We purchase reinsurance in Kentucky and enter into arrangements in many states to make earthquake coverage available through our brokerage platform.
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
48 www.allstate.com

Allstate Protection 2022 Form 10-K

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
Catastrophe Reinsurance  The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during 2022 was $788 million compared to $556 million during 2021. Catastrophe placement premiums are a reduction of premium with approximately 72% related to homeowners. The increases were driven by higher Nationwide and Florida program costs. A description of our current catastrophe reinsurance program appears in Note 11 of the consolidated financial statements.
Expense ratio decreased 1.5 points in 2022 compared to 2021, primarily due to higher earned premium growth relative to fixed costs and lower advertising and restructuring costs, partially offset by higher operating costs, primarily due to employee-related costs.

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
($ in millions, except ratios)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Amortization of DAC	$5,570	$5,313	$4,642	$257	$671
Advertising expense	934	1,249	941	(315)	308
Amortization of purchased intangibles	240	241	12	(1)	229
Other costs and expenses, net of other revenue	3,296	2,952	2,688	344	264
Restructuring and related charges	44	145	235	(101)	(90)
Shelter-in-Place Payback expense	—	29	948	(29)	(919)
Allstate Special Payment plan bad debt expense	—	(20)	60	20	(80)
Total underwriting expenses	$10,084	$9,909	$9,526	$175	$383

Premiums earned	$43,909	$40,454	$35,580	$3,455	$4,874

Expense ratio
Amortization of DAC	12.7	13.1	13.0	(0.4)	0.1
Advertising expense	2.2	3.1	2.6	(0.9)	0.5
Other costs and expenses	7.5	7.2	7.5	0.3	(0.3)
Subtotal	22.4	23.4	23.1	(1.0)	0.3
Amortization of purchased intangibles	0.5	0.6	0.1	(0.1)	0.5
Restructuring and related charges	0.1	0.4	0.7	(0.3)	(0.3)
Shelter-in-Place Payback expense	—	0.1	2.7	(0.1)	(2.6)
Allstate Special Payment plan bad debt expense	—	—	0.2	—	(0.2)
Total expense ratio	23.0	24.5	26.8	(1.5)	(2.3)
Deferred acquisition costs  We establish a DAC asset for costs that are related directly to the acquisition of new or renewal insurance policies, principally agent remuneration and premium taxes. DAC is amortized to income over the period in which premiums are earned.

DAC balance as of December 31 by product type
($ in millions)	2022	2021
Auto	$1,114	$1,023
Homeowners	786	700
Other personal lines	184	169
Commercial lines	62	59
Total DAC	$2,146	$1,951
The Allstate Corporation 49

2022 Form 10-K Run-off Property-Liability
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

Underwriting results
	For the years ended December 31,
($ in millions)	2022	2021	2020
Claims and claims expense
Asbestos claims	$(34)	$(63)	$(78)
Environmental claims	(56)	(40)	(44)
Other run-off lines	(35)	(13)	(19)
Total claims and claims expense	(125)	(116)	(141)
Operating costs and expenses	(4)	(4)	(3)
Underwriting loss	$(129)	$(120)	$(144)
Underwriting losses in 2022 and 2021 primarily related to our annual reserve review using established industry and actuarial best practices. The annual review resulted in unfavorable reserve reestimates totaling $118 million and $111 million in 2022 and 2021, respectively. The reserve reestimates are included as part of claims and claims expense.
Reserve reestimates in 2022 primarily related to new reported information and defense costs for asbestos and higher than expected reported losses for environmental and other run-off exposures. Reserve reestimates in 2021 primarily related to new reported information for asbestos and environmental and higher than expected reported losses for environmental and other run-off exposures.
We believe that our reserves are appropriately established based on available facts, laws, regulations, and assessments of other pertinent factors and characteristics of exposure (e.g., claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. However, as we progress with the resolution of disputed claims in the courts and arbitrations and with negotiations and settlements, our reported losses may be more variable.

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	December 31, 2022	December 31, 2021
Asbestos claims
Gross reserves	$1,190	$1,210
Reinsurance	(379)	(382)
Net reserves	811	828
Environmental claims
Gross reserves	328	273
Reinsurance	(61)	(47)
Net reserves	267	226
Other run-off claims
Gross reserves	437	433
Reinsurance	(64)	(66)
Net reserves	373	367
Total
Gross reserves	1,955	1,916
Reinsurance	(504)	(495)
Net reserves	$1,451	$1,421

50 www.allstate.com

Run-off Property-Liability 2022 Form 10-K

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	December 31, 2022	December 31, 2021
Direct excess commercial insurance
Gross reserves	$1,106	$1,050
Reinsurance	(385)	(363)
Net reserves	721	687
Assumed reinsurance coverage
Gross reserves	618	617
Reinsurance	(56)	(56)
Net reserves	562	561
Direct primary commercial insurance
Gross reserves	148	168
Reinsurance	(62)	(75)
Net reserves	86	93
Other run-off business
Gross reserves	1	1
Reinsurance	—	—
Net reserves	1	1
Unallocated loss adjustment expenses
Gross reserves	82	80
Reinsurance	(1)	(1)
Net reserves	81	79
Total
Gross reserves	1,955	1,916
Reinsurance	(504)	(495)
Net reserves	$1,451	$1,421

Percentage of gross and ceded reserves by case and IBNR
	December 31, 2022		December 31, 2021
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	58%	42%	61%	39%
Ceded (2)	63	37	67	33
Assumed reinsurance coverage
Gross reserves	31	69	33	67
Ceded	33	67	38	62
Direct primary commercial insurance
Gross reserves	57	43	53	47
Ceded	81	19	71	29
(1)Approximately 64% of gross case reserves as of December 31, 2022 are subject to settlement agreements.
(2)Approximately 70% of ceded case reserves as of December 31, 2022 are subject to settlement agreements.
The Allstate Corporation 51

2022 Form 10-K Run-off Property-Liability

Gross payments from case reserves by type of exposure
($ in millions)	For the years ended December 31,
	2022	2021
Direct excess commercial insurance
Gross (1)	$82	$91
Ceded (2)	(35)	(39)
Assumed reinsurance coverage
Gross	35	43
Ceded	(3)	(4)
Direct primary commercial insurance
Gross	7	7
Ceded	(1)	(2)
Other run-off business
Gross	—	1
Ceded	—	—
(1) In 2022, 88% of payments related to settlement agreements.
(2) In 2022, 94% of payments related to settlement agreements.
Total net reserves as of December 31, 2022, included $765 million or 53% of estimated IBNR reserves compared to $733 million or 52% of estimated IBNR reserves as of December 31, 2021.
Total gross payments were $125 million and $142 million for 2022 and 2021, respectively. Payments mainly related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of liability has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds.
Reinsurance collections were $37 million and $39 million for 2022 and 2021, respectively. The allowance for uncollectible reinsurance recoverables was $58 million and $63 million as of December 31, 2022 and 2021, respectively. The allowance represents 10.0% and 11.0% of the related reinsurance recoverable balances as of December 31, 2022 and 2021, respectively.
52 www.allstate.com

Protection Services 2022 Form 10-K

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
In 2022, Protection Services represented 77.3% of total PIF and 5.6% of premiums written. We offer consumer product protection plans, finance and insurance products (including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel and paintless dent repair protection), roadside assistance, device and mobile data collection services and analytic solutions using automotive telematics information and identity protection. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2022	2021	2020
Premiums written	$2,699	$2,642	$1,890

Revenues
Premiums	$1,995	$1,764	$1,493
Other revenue	347	354	208
Intersegment insurance premiums and service fees (1)	149	175	147
Net investment income	48	43	44

Costs and expenses
Claims and claims expense	(532)	(458)	(386)
Amortization of DAC	(928)	(795)	(658)
Operating costs and expenses	(874)	(837)	(651)
Restructuring and related charges	(2)	(14)	(3)

Income tax expense on operations	(35)	(52)	(41)

Less: noncontrolling interest	(1)	1	—

Adjusted net income	$169	$179	$153

Allstate Protection Plans	$150	$142	$137
Allstate Dealer Services	35	34	29
Allstate Roadside	7	7	12
Arity	(11)	3	(11)
Allstate Identity Protection	(12)	(7)	(14)
Adjusted net income	$169	$179	$153

Allstate Protection Plans	138,726	141,073	128,982
Allstate Dealer Services	3,865	3,956	4,042
Allstate Roadside	531	525	548
Allstate Identity Protection	3,112	2,802	2,700
Policies in force as of December 31 (in thousands)	146,234	148,356	136,272
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our consolidated financial statements.
Adjusted net income decreased 5.6% or $10 million in 2022 compared to 2021, primarily driven by higher technology expenses at Allstate Identity Protection and lower revenue at Arity.
Premiums written increased 2.2% or $57 million in 2022 compared to 2021, primarily due to international growth at Allstate Protection Plans, partially offset by a decrease in sales at Allstate Dealer Services.
PIF decreased 1.4% or 2 million in 2022 compared to 2021 due to a decline in Allstate Protection Plans .
Other revenue decreased 2.0% or $7 million in 2022 compared to 2021, primarily due to lower revenue at Arity, partially offset by growth at Allstate Identity Protection.
Intersegment premiums and service fees decreased 14.9% to $149 million in 2022 compared to 2021, driven by decreased Arity device sales due to a
The Allstate Corporation 53

2022 Form 10-K Protection Services
shift from devices to a mobile program for the Drivewise® offering.
Claims and claims expense increased 16.2% or $74 million in 2022 compared to 2021, primarily due to higher levels of claims at Allstate Protection Plans driven by growth in the business and higher severity at both Allstate Protection Plans and Allstate Roadside.
Amortization of DAC increased 16.7% or $133 million in 2022 compared to 2021, driven by business growth at Allstate Protection Plans and Allstate Dealer Services.

Operating costs and expenses increased 4.4% or $37 million in 2022 compared to 2021, primarily due to investments in technology and geographic and product expansion at Allstate Protection Plans and investments in technology at Allstate Identity Protection, partially offset by lower expenses at Arity.
Restructuring and related charges decreased $12 million in 2022 compared to 2021, primarily due to a facility closure at Allstate Identity Protection and accelerated lease costs at Allstate Protection Plans in 2021.

54 www.allstate.com

Property and Casualty Insurance Claims and Claims Expense Reserves 2022 Form 10-K
Property and Casualty Insurance Claims and Claims Expense Reserves
Underwriting results are significantly influenced by estimates of claims and claims expense reserves. For a description of our reserve process, see Note 9 of the consolidated financial statements. Further, for a description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Estimates section of the MD&A. These reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR claims, as of the reporting date.

The facts and circumstances leading to reestimates of reserves relate to changes in claim activity and revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur when actual losses differ from those predicted by the estimated development factors used in prior reserve estimates.
We believe the net loss reserves exposures are appropriately established based on available facts, laws and regulations.

Total reserves, net of recoverables (“net reserves”), as of December 31
($ in millions)	2022	2021	2020
Allstate Protection	$26,876	$22,124	$19,136
Run-off Property-Liability	1,451	1,421	1,408
Total Property-Liability	28,327	23,545	20,544
Protection Services	38	36	33
Total net reserves	$28,365	$23,581	$20,577

Reserve for property and casualty insurance claims and claims expense	$37,541	$33,060	$27,610
Less: reinsurance and indemnification recoverables (1)	9,176	9,479	7,033
Total net reserves	$28,365	$23,581	$20,577
(1)Includes $6.66 billion, $6.64 billion and $5.61 billion of unpaid indemnification recoverables related to the Michigan Catastrophic Claims Association (“MCCA”) as of December 31, 2022, 2021 and 2020, respectively.

Impact of reserve reestimates by brand on combined ratio and net income applicable to common shareholders(1) (2)
	2022		2021		2020
($ in millions, except ratios)	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio
Allstate Protection	$1,619	3.6	$8	—	$(576)	(1.6)
Run-off Property-Liability	125	0.3	116	0.3	141	0.4
Total Property-Liability	1,744	3.9	124	0.3	(435)	(1.2)
Protection Services	(3)	—	(2)	—	(1)	—
Total	$1,741		$122		$(436)
Reserve reestimates, after-tax	$1,375		$96		$(344)
Consolidated net (loss) income applicable to common shareholders	$(1,416)		$1,485		$5,461
Reserve reestimates as a % impact on consolidated net (loss) income applicable to common shareholders	(97.1)%		(6.5)%		6.3%
Property-Liability prior year reserve reestimates included in catastrophe losses	$18		$(202)		$(503)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using property and casualty premiums earned.
The Allstate Corporation 55

2022 Form 10-K Property and Casualty Insurance Claims and Claims Expense Reserves
The following tables reflect the accident years to which the reestimates shown above are applicable. Favorable reserve reestimates are shown in parentheses.

Prior year reserve reestimates
($ in millions)
2022	2017 & prior	2018	2019	2020	2021	Total
Allstate Protection	$27	$161	$294	$345	$792	$1,619
Run-off Property-Liability	125	—	—	—	—	125
Total Property-Liability	152	161	294	345	792	1,744
Protection Services	—	—	—	—	(3)	(3)
Total	$152	$161	$294	$345	$789	$1,741

2021	2016 & prior	2017	2018	2019	2020	Total
Allstate Protection	$(130)	$100	$(67)	$231	$(126)	$8
Run-off Property-Liability	116	—	—	—	—	116
Total Property-Liability	(14)	100	(67)	231	(126)	124
Protection Services	—	—	—	—	(2)	(2)
Total	$(14)	$100	$(67)	$231	$(128)	$122

2020	2015 & prior	2016	2017	2018	2019	Total
Allstate Protection	$(56)	$42	$(199)	$(353)	$(10)	$(576)
Run-off Property-Liability	141	—	—	—	—	141
Total Property-Liability	85	42	(199)	(353)	(10)	(435)
Protection Services	—	—	—	—	(1)	(1)
Total	$85	$42	$(199)	$(353)	$(11)	$(436)
Allstate Protection
The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2022, 2021, and 2020, and the effect of reestimates in each year.

Net reserves by line
	January 1 reserves
($ in millions)	2022	2021	2020
Auto (1)	$16,078	$14,164	$14,728
Homeowners (1)	2,797	2,315	2,138
Other personal lines	1,844	1,463	1,459
Commercial lines and other (2)	1,405	1,194	1,071
Total Allstate Protection	$22,124	$19,136	$19,396
(1)2022 includes a $944 million reclassification of reserves from homeowners to auto.
(2)2022 includes the unamortized fair value adjustment related to the acquisition of National General.

Impact of reserve reestimates by line on combined ratio and underwriting income
	2022		2021		2020
($ in millions, except ratios)	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio
Auto	$1,185	2.7	$149	0.4	$(107)	(0.3)
Homeowners	194	0.4	(153)	(0.4)	(439)	(1.2)
Other personal lines	(32)	(0.1)	(107)	(0.3)	(66)	(0.2)
Commercial lines	272	0.6	119	0.3	36	0.1
Total Allstate Protection	$1,619	3.6	$8	—	$(576)	(1.6)
Underwriting (loss) income	$(2,782)		$1,785		$4,569
Reserve reestimates as a % impact on underwriting (loss) income	(58.2)%		(0.4)%		12.6%
Unfavorable reserve reestimates for personal auto are primarily from bodily injury and physical damage coverages. Increases in injury coverages reflect recent data and updated assumptions related to severity of third-party bodily injury claims, increased claims with attorney representation, litigation costs, increased medical treatment utilization and higher medical inflation. Increases in physical damage reflect the ongoing inflationary factors and supply chain shortages impacting used vehicle and parts prices, labor rates and length of claim resolution. Delays in the receipt of claims, including third-party carrier claims also contributed to the adverse development of claims reported in prior years. The estimate of the year-to-
56 www.allstate.com

Property and Casualty Insurance Claims and Claims Expense Reserves 2022 Form 10-K
date current report year claim severity increased in the fourth quarter for bodily injury and physical damage coverages to reflect continued increases in loss costs.
Personal auto insurance claim frequency has continued to increase, but remains below 2019 levels. Late reported claim frequency attributable to prior accident years also impacted reserve reestimates.
Unfavorable reserve reestimates for commercial are primarily from auto injury coverages for both shared economy and traditional segments with a large portion of the traditional segment increase related to states where the Company will no longer be selling new business.
Favorable results for homeowners insurance in 2021 were primarily due to catastrophe reserve reestimates driven by estimated recoveries related to our aggregate reinsurance coverage and wildfire subrogation settlements. Unfavorable reserve reestimates for auto and commercial lines in 2021 primarily related to auto liability coverages.
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

Run-off Property-Liability net reserve reestimates
	2022		2021		2020
($ in millions)	January 1 reserves	Reserve reestimates	January 1 reserves	Reserve reestimates	January 1 reserves	Reserve reestimates
Asbestos claims	$828	$34	$827	$63	$810	$78
Environmental claims	226	56	206	40	179	44
Other run-off lines	367	35	375	13	376	19
Total	$1,421	$125	$1,408	$116	$1,365	$141

Underwriting loss		$(129)		$(120)		$(144)
Reserve reestimates in 2022 primarily related to new reported information and defense costs for asbestos and higher than expected reported losses for environmental and other run-off exposures.
Reserve reestimates in 2021 primarily related to new reported information for asbestos and environmental and higher than expected reported losses for environmental and other run-off exposures.

Reserves and claim activity before (Gross) and after (Net) the effects of reinsurance
	2022		2021		2020
($ in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,210	$828	$1,204	$827	$1,172	$810
Incurred claims and claims expense	59	34	100	63	132	78
Claims and claims expense paid	(79)	(51)	(94)	(62)	(100)	(61)
Ending reserves	$1,190	$811	$1,210	$828	$1,204	$827

Annual survival ratio	15.1	15.9	12.9	13.4	12.0	13.6
3-year survival ratio	13.1	14.0	11.1	12.0	10.3	12.0

Environmental claims
Beginning reserves	$273	$226	$249	$206	$219	$179
Incurred claims and claims expense	79	56	50	40	49	44
Claims and claims expense paid	(24)	(15)	(26)	(20)	(19)	(17)
Ending reserves	$328	$267	$273	$226	$249	$206

Annual survival ratio	13.7	17.8	10.5	11.3	13.1	12.1
3-year survival ratio	14.5	15.4	10.6	10.6	10.5	10.3

Combined environmental and asbestos claims
Annual survival ratio	14.7	16.3	12.4	12.9	12.2	13.2
3-year survival ratio	13.3	14.3	11.0	11.7	10.3	11.6
Percentage of IBNR in ending reserves		55.9%	0	54.8%	0	50.3%
The Allstate Corporation 57

2022 Form 10-K Property and Casualty Insurance Claims and Claims Expense Reserves
The survival ratio is calculated by taking our ending reserves divided by payments made during the year. This is a commonly used but simplistic and imprecise approach to measuring the adequacy of asbestos and environmental reserve levels. Many factors, such as mix of business, level of coverage provided and settlement procedures have significant impacts on the amount of environmental and asbestos claims and claims expense reserves, claim payments and the resultant ratio. As payments result in corresponding reserve reductions, survival ratios can be expected to vary over time. The asbestos and environmental net 3-year survival ratio in 2022 increased from 2021 due to lower claim payments associated with settlement agreements.

Net asbestos reserves by type of exposure and total reserve additions
	December 31, 2022		December 31, 2021		December 31, 2020
($ in millions)	Net reserves	% of reserves	Net reserves	% of reserves	Net reserves	% of reserves
Direct:
Primary	$9	1%	$8	1%	$10	1%
Excess	257	32	275	33	291	35
Total direct	266	33	283	34	301	36
Assumed reinsurance	97	12	104	13	122	15
IBNR	448	55	441	53	404	49
Total net reserves	$811	100%	$828	100%	$827	100%
Total reserve additions	$34		$63		$78
IBNR net reserves increased $7 million as of December 31, 2022 compared to December 31, 2021. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current policyholders and ceding companies.
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
58 www.allstate.com

Property and Casualty Insurance Claims and Claims Expense Reserves 2022 Form 10-K

Reinsurance and indemnification recoverables, net of the allowance established for uncollectible amounts
	S&P financial strength rating (1)	A.M. Best financial strength rating (1)	Reinsurance or indemnification recoverables on paid and unpaid claims, net
($ in millions)			2022	2021
Indemnification programs
State-based industry pool or facility programs
MCCA (2)	N/A	N/A	$6,722	$6,695
New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”)	N/A	N/A	330	371
North Carolina Reinsurance Facility (“NCRF”)	N/A	N/A	292	279
Florida Hurricane Catastrophe Fund (“FHCF”)	N/A	N/A	96	25
Other			7	7
Federal Government - NFIP	N/A	N/A	145	34
Subtotal			7,592	7,411

Catastrophe reinsurance recoverables
Sanders RE II LTD.	N/A	N/A	85	303
Swiss Reinsurance America Corporation	AA-	A+	64	88
Renaissance Reinsurance Limited	N/A	A+	56	106
Other			558	873
Subtotal			763	1,370

Other reinsurance recoverables, net (3)
Aleka Insurance Inc.	N/A	N/A	183	187
Lloyd’s of London (“Lloyd’s”)	A+	A	180	165
Pacific Valley Insurance Company, Inc.	N/A	N/A	88	35
Swiss Reinsurance America Corporation	AA-	A+	67	75
Other, including allowance for credit losses			575	611
Subtotal			1,093	1,073
Total Property-Liability			9,448	9,854
Protection Services			19	16
Total			$9,467	$9,870
(1)N/A reflects no S&P Global Ratings (“S&P”) or A.M. Best ratings available.
(2)As of December 31, 2022 and 2021, MCCA includes $62 million and $51 million of reinsurance recoverable on paid claims, respectively, and $6.66 billion and $6.64 billion of reinsurance recoverable on unpaid claims, respectively.
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
The allowance for uncollectible reinsurance relates to other reinsurance programs primarily related to our Run-off Property-Liability segment. The allowance was $62 million and $66 million as of December 31, 2022 and 2021, respectively.
The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other
The Allstate Corporation 59

2022 Form 10-K Property and Casualty Insurance Claims and Claims Expense Reserves
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

Effects of reinsurance ceded and indemnification programs on our premiums earned and claims and claims expense
	For the years ended December 31,
($ in millions)	2022	2021	2020
Allstate Protection - Premiums
Indemnification programs
State-based industry pool or facility programs
NCRF	$300	$310	$63
MCCA	18	20	61
PLIGA	7	7	7
FHCF	24	15	9
Other	—	420	34
Federal Government - NFIP	319	350	261
Catastrophe reinsurance	764	541	416
Other reinsurance programs	261	60	110
Total Allstate Protection	1,693	1,723	961
Run-off Property-Liability	—	—	—
Total Property-Liability	1,693	1,723	961
Protection Services	176	181	180
Total effect on premiums earned	$1,869	$1,904	$1,141

Allstate Protection - Claims
Indemnification programs
State-based industry pool or facility programs
MCCA	$116	$611	$256
NCRF	294	279	47
PLIGA	(24)	—	(40)
FHCF	74	13	15
Other	—	359	16
Federal Government - NFIP	435	267	87
Catastrophe reinsurance	298	1,719	(105)	(1)
Other reinsurance programs	261	85	88
Total Allstate Protection	1,454	3,333	364
Run-off Property-Liability	50	60	75
Total Property-Liability	1,504	3,393	439
Protection Services	96	91	91
Total effect on claims and claims expense	$1,600	$3,484	$530
(1)Reflects reestimates in claims and claims expense related subrogation settlements.
In 2022, ceded premiums earned decreased primarily due to the expiration of legacy National General reinsurance programs. In 2021, ceded premiums earned increased primarily due to the addition of National General into our program and increased catastrophe reinsurance premium rates. In 2022, ceded claims and claims expenses decreased
$1.88 billion primarily due to higher gross catastrophe losses in 2021 that resulted in reinsurance activity. In 2021, ceded claims and claims expenses increased $2.95 billion primarily due to Hurricane Ida and Winter Storm Uri. For further discussion of these items, see Regulation, Indemnification Programs and Note 11 of the consolidated financial statements.
60 www.allstate.com

Property and Casualty Insurance Claims and Claims Expense Reserves 2022 Form 10-K

Michigan personal injury protection reserve and claim activity before and after the effects of MCCA recoverables
	For the years ended December 31,
	2022		2021		2020
($ in millions)	Gross	Net	Gross	Net	Gross	Net
Beginning reserves	$7,387	$747	$6,282	$670	$6,106	$647
National General acquisition as of January 4, 2021	—	—	566	31	—	—
Incurred claims and claims expense-current year	451	175	398	132	312	98
Incurred claims and claims expense-prior years	(159)	(15)	403	59	107	65
Claims and claims expense paid-current year (1)	(26)	(26)	(35)	(35)	(47)	(42)
Claims and claims expense paid-prior years (1)	(260)	(146)	(227)	(110)	(196)	(98)
Ending reserves (2)	$7,393	$735	$7,387	$747	$6,282	$670
(1)Paid claims and claims expenses reported in the table for the current and prior years, recovered from the MCCA totaled $114 million, $117 million and $103 million in 2022, 2021 and 2020, respectively.
(2)Gross reserves for the year ended December 31, 2022, comprise 76% case reserves and 24% IBNR. Gross reserves for the year ended December 31, 2021, comprise 74% case reserves and 26% IBNR. Gross reserves for the year ended December 31, 2020, comprise 82% case reserves and 18% IBNR. The MCCA does not require member companies to report ultimate case reserves.
Pending MCCA claims differ from most personal lines insurance pending claims as other personal lines policies incurred claims settle in shorter periods due to having a coverage limit. MCCA claims can be outstanding for a claimant’s lifetime, as there is no contractual limitation. Many of these injuries are catastrophic in nature, resulting in serious permanent disabilities that require attendant and residential care for periods that may span decades. A significant portion of the ultimate incurred claim reserves and the recoverables can be attributed to a small number of catastrophic claims that occurred more than five years ago and continue to pay lifetime benefits.

Pending, new and closed claims for Michigan personal injury protection exposure
	For the years ended December 31,
Number of claims (1)	2022	2021	2020
Pending, beginning of year	5,421	4,857	4,942
National General acquisition as of January 4, 2021	—	525	—
New	8,059	8,616	5,896
Closed	(7,912)	(8,577)	(5,981)
Pending, end of year	5,568	5,421	4,857
(1)Total claims includes those covered and not covered by the MCCA indemnification.
As of December 31, 2022, approximately 1,450 of our pending claims have been reported to the MCCA, of which approximately 75% represents claims that occurred more than 5 years ago. There are 52 Allstate brand claims with reserves in excess of $15 million as of December 31, 2022, which comprise approximately 20% of the gross ending reserves in the table above. As a result, significant developments with a single claimant can result in volatility in prior year incurred claims.
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
We anticipate completing the placement of our 2023 nationwide catastrophe reinsurance program in the first half of 2023. For further details of the existing 2022 program, see Note 11 of the consolidated financial statements.
The Allstate Corporation 61

2022 Form 10-K Allstate Health and Benefits
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
In 2022, Allstate Health and Benefits represented 2.3% of total PIF. Our target customers are middle market consumers with family and financial protection needs. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2022	2021	2020
Revenues
Accident and health insurance premiums and contract charges	$1,833	$1,821	$1,094
Other revenue	402	359	—
Net investment income	69	74	78

Costs and expenses
Accident, health and other policy benefits	(1,061)	(1,049)	(549)
Amortization of DAC	(147)	(144)	(177)
Operating costs and expenses	(814)	(787)	(322)
Restructuring and related charges	(2)	(9)	(1)

Income tax expense on operations	(58)	(57)	(27)
Adjusted net income	$222	$208	$96

Benefit ratio (1)	56.1	55.7	47.2

Employer voluntary benefits (2)	3,783	3,804	3,950
Group health (3)	119	122	—
Individual health (4)	394	407	—
Policies in force as of December 31 (in thousands)	4,296	4,333	3,950
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $33 million, $34 million, and $33 million for the years ended December 31, 2022, 2021, and 2020, respectively, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Adjusted net income increased $14 million in 2022 compared to 2021, primarily due to increases in group health revenues, partially offset by higher operating costs and expenses and group health contract benefits.
Premiums and contract charges increased 0.7% or $12 million in 2022 compared to 2021, primarily due to growth in group health, partially offset by a decline in individual health.

Premiums and contract charges by line of business
	For the years ended December 31,
($ in millions)	2022	2021	2020
Employer voluntary benefits	$1,036	$1,031	$1,094
Group health	385	350	—
Individual health	412	440	—
Premiums and contract charges	$1,833	$1,821	$1,094

62 www.allstate.com

Allstate Health and Benefits 2022 Form 10-K

New annualized premium sales (annualized premiums at initial employer voluntary benefits customer enrollment or health policy sale) decreased to $734 million in 2022. The decrease in 2022 primarily relates to a decline in employer voluntary benefits and individual health business, partially offset by growth in group health.
Other revenue increased $43 million in 2022 compared to 2021, primarily due to an increase in group health administrative fees.
Accident, health and other policy benefits increased 1.1% or $12 million in 2022 compared to 2021, primarily due to increased contract benefits for group health, partially offset by employer voluntary benefits and individual health.
Benefit ratio increased to 56.1 in 2022 compared to 55.7 in 2021, primarily due to a higher benefit ratio in group and individual health, partially offset by a lower benefit ratio in employer voluntary benefits. Accident, health and other policy benefits include changes in estimated reserves for future policy benefits, expected development on reported claims, and reserves for incurred but not reported claims as discussed in Note 10.

Changes in DAC
	For the years ended
($ in millions)	2022	2021
Balance, beginning of year	$477	$470
National General acquisition	—	3
Acquisition costs deferred	170	146
Amortization of DAC before amortization relating to changes in assumptions (1)	(146)	(146)
Amortization relating to net gains and losses on investments and derivatives (1)	(1)	—
Amortization acceleration for DAC unlocking (1)	1	2
Effect of unrealized capital gains and losses (2)	3	2
Ending balance	$504	$477
(1)Included as a component of amortization of DAC on the Consolidated Statements of Operations.
(2)Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

Operating costs and expenses
	For the years ended December 31,
($ in millions)	2022	2021	2020
Non-deferrable commissions	$321	$316	$99
General and administrative expenses	493	471	223
Total operating costs and expenses	$814	$787	$322
Operating costs and expenses increased $27 million in 2022 compared to 2021, primarily due to higher professional services and employee related expenses.

The Allstate Corporation 63

2022 Form 10-K Allstate Health and Benefits
Allstate Health and Benefits reinsurance ceded
The vast majority of reinsurance relates to the disposition of long-term care and other closed blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

Reinsurance recoverables by reinsurer, net
	S&P financial strength rating	A.M. Best financial strength rating	Reinsurance recoverable on paid and unpaid benefits

			As of December 31,
($ in millions)			2022	2021
Mutual of Omaha Insurance	A+	A+	$55	$55
Everlake Life Insurance Company	NR	A+	35	39
Argo Capital Group Ltd.	NR	NR	20	19
General Re Life Corporation	AA+	A++	10	16
Midlands Casualty Insurance Company	NR	NR	16	16
Other (1)			6	17
Credit loss allowance			(3)	(8)
Total			$139	$154
(1)As of December 31, 2022, the other category includes $3 million and $4 million of recoverables due from reinsurers rated A- or better by S&P and A.M. Best, respectively. As of December 31, 2021, the other category includes $8 million and $5 million of recoverables due from reinsurers rated A- or better by S&P and A.M. Best, respectively.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis. No reinsurance recoverables have been written off in the three-years ended December 31, 2022.
64 www.allstate.com

Investments 2022 Form 10-K

Investments
Overview and strategy
The return on our investment portfolios is an important component of our ability to offer good value to customers, fund business improvements and create value for shareholders. Investment portfolios are held for Property-Liability, Protection Services, Allstate Health and Benefits and Corporate and Other operations. While taking into consideration the investment portfolio in aggregate, management of the underlying portfolios is significantly influenced by the nature of each respective business and its corresponding liability profile. For each business, we identify a strategic asset allocation which considers both the nature of the liabilities and the risk and return characteristics of the various asset classes in which we invest. This allocation is informed by our long-term business and market expectations, as well as other considerations such as risk appetite, portfolio diversification, duration, desired liquidity and capital. Within appropriate ranges relative to strategic allocations, tactical allocations are made in consideration of prevailing and potential future market conditions. We manage risks that involve uncertainty related to interest rates, inflation, credit spreads, equity returns and currency exchange rates.
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
The Allstate Health and Benefits portfolio is focused on protection of principal and consistent income generation while targeting an appropriate return on capital. The portfolio is largely comprised of fixed income securities with a small allocation to commercial mortgage loans and equity securities.
The Corporate and Other portfolio is focused on liquidity needs and capital preservation within a total return framework. The portfolio is largely comprised of high-quality liquid fixed income securities and short-term investments.
We utilize two primary strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change.
Market-based strategy seeks to deliver predictable earnings aligned to business needs and provide flexibility to adjust investment risk profile based on enterprise objectives and market opportunities primarily through public and private fixed income investments and public equity securities.
Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk. Returns are impacted by a variety of factors including general macroeconomic and public market conditions as public benchmarks are often used in the valuation of underlying investments. Variability in earnings will also result from the performance of the underlying assets or business and the timing of sales of those investments. Earnings from the sales of investments may be recorded as net investment income or net gains and losses on investments and derivatives. The portfolio, which primarily includes private equity (including infrastructure investments) and real estate with a majority being limited partnerships, is diversified across a number of characteristics, including managers or partners, vintage years, investment strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third-party manager, and enhance returns and income through transformation at the company or property level. A portion of these investments seek returns in markets or asset classes that are dislocated or special situations, primarily in private markets.
The Allstate Corporation 65

2022 Form 10-K Investments
Macroeconomic impacts Supply chain disruptions, labor shortages and other macroeconomic factors have increased inflation, which may have an adverse impact on investment valuations and returns. As inflation continued to remain elevated, the Federal Reserve significantly increased interest rates and credit spreads widened reflecting ongoing recession concerns. These factors along with other ongoing impacts from the pandemic create significant economic uncertainty and the resulting market volatility may continue to impact our investment valuations and returns.
Investments in Russia and Ukraine As of December 31, 2022, we do not have any direct investments in Russia, Belarus or Ukraine. We have indirect exposure of less than $1 million in Russia and Ukraine through broad-based, global funds managed by external asset managers.
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

Through our integrated enterprise risk and return management framework, we concluded in late 2021 that due to increasing enterprise risks from elevated inflation, the amount of investment risk we were willing to accept had declined. As a result, we decreased the allocation of economic capital to the investment portfolio. This decision led to a reduction in interest rate risk by shortening the portfolio duration beginning in the fourth quarter of 2021, primarily through the sale of long corporate and municipal bonds and the use of derivatives. These proactive actions mitigated portfolio losses by approximately $2 billion in 2022. As recession risks increased during 2022, we also reduced the amount of equity risk and credit risk in the portfolio through a reduction in public equity, high yield bonds and bank loans. We expect to maintain performance-based investments in our portfolio, consistent with our strategy to have a greater proportion of return derived from idiosyncratic asset or operating performance. The portfolio remains defensively positioned to interest rate, equity and credit risk at year-end relative to our positioning prior to these risk-reducing actions.

Contractual maturities and yields of fixed income securities for the next three years
	Fixed income securities
($ in millions)	Carrying value	Investment yield
2023	$2,836	2.9%
2024	7,504	2.9
2025	7,331	3.2

Portfolio composition and strategy by reporting segment (1)
	As of December 31, 2022
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$36,133	$1,694	$1,556	$3,102	$42,485
Equity securities (3)	3,807	127	63	570	4,567
Mortgage loans, net	661	—	101	—	762
Limited partnership interests	8,106	—	—	8	8,114
Short-term investments (4)	3,698	96	32	347	4,173
Other investments, net	1,606	—	120	2	1,728
Total	$54,011	$1,917	$1,872	$4,029	$61,829
Percent to total	87.4%	3.1%	3.0%	6.5%	100.0%

Market-based	$44,929	$1,917	$1,872	$4,027	$52,745
Performance-based	9,082	—	—	2	9,084
Total	$54,011	$1,917	$1,872	$4,029	$61,829
(1)Balances reflect the elimination of related party investments between segments.
(2)Fixed income securities are carried at fair value. Amortized cost, net for these securities was $38.59 billion, $1.83 billion, $1.73 billion, $3.22 billion and $45.37 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)Equity securities are carried at fair value. The fair value of equity securities, held as of December 31, 2022, was $314 million in excess of cost. These net gains were primarily concentrated in the consumer goods, technology and banking sectors. Equity securities include $983 million of funds with underlying investments in fixed income securities as of December 31, 2022.
(4)Short-term investments are carried at fair value.

66 www.allstate.com

Investments 2022 Form 10-K

Investments totaled $61.83 billion as of December 31, 2022, decreasing from $64.70 billion as of December 31, 2021, primarily due to lower fixed income and equity valuations, common share repurchases and dividends paid to shareholders, partially offset by positive operating cash flows.

Portfolio composition by investment strategy
	As of December 31, 2022
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$42,390	$95	$42,485
Equity securities	4,112	455	4,567
Mortgage loans, net	762	—	762
Limited partnership interests	483	7,631	8,114
Short-term investments	4,173	—	4,173
Other investments, net	825	903	1,728
Total	$52,745	$9,084	$61,829
Percent to total	85.3%	14.7%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(2,884)	$(1)	$(2,885)
Limited partnership interests	—	2	2
Short-term investments	(1)	—	(1)
Other investments	(3)	—	(3)
Total	$(2,888)	$1	$(2,887)
During 2022, strategic actions focused on optimizing portfolio yield, return and risk in the more volatile and rising interest rate environment. In the first quarter, we continued to shorten the maturity profile of our fixed income portfolio through the sale of bonds and use of derivatives, to further reduce its sensitivity to higher interest rates. The sustained higher market yields provide an opportunity to increase risk-adjusted returns, so in the fourth quarter, we extended the duration to 3.4 years (including the effect of interest rate derivatives and any call features associated with the securities), and removed approximately half of the interest rate derivatives that we entered into in the first quarter of 2022. Considering the ongoing risk of recession, we retained a lower allocation to high-yield bonds, bank loans and public equity relative to year-end 2021. We maintained performance-based investments in the Property-Liability portfolio.
Fixed income securities

Fixed income securities by type
	Fair value as of December 31,
($ in millions)	2022	2021
U.S. government and agencies	$7,898	$6,273
Municipal	6,210	6,393
Corporate	26,263	27,330
Foreign government	957	985
Asset-backed securities (“ABS”)	1,157	1,155
Total fixed income securities	$42,485	$42,136
Fixed income securities are rated by third-party credit rating agencies or are internally rated. The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed income securities of insurers for regulatory reporting and capital assessment purposes. The NAIC assigns securities to one of six credit quality categories defined as “NAIC designations”. In general, securities with NAIC designations of 1 or 2 are considered investment grade and securities with NAIC designations of 3 through 6 are considered below investment grade. The rating is either received from the SVO based on availability of applicable ratings from rating agencies on the NAIC Nationally Recognized Statistical Rating Organizations (“NRSRO”) provider list, including Moody’s Investors Service (“Moody’s”), S&P
Global Ratings (“S&P”), Fitch Ratings (“Fitch”), or a comparable internal rating.
As a result of time lags between the funding of investments, the finalization of legal documents, and the completion of the SVO filing process, the portfolio includes certain securities that have not yet been designated by the SVO as of each balance sheet date and the categorization of these securities is based on the expected ratings indicated by internal analysis.
As of December 31, 2022, 90.4% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
The Allstate Corporation 67

2022 Form 10-K Investments
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

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	December 31, 2022
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$7,898	$(225)	$—	$—	$—	$—
Municipal	5,883	(264)	313	(29)	—	—
Corporate
Public	5,646	(301)	11,868	(1,039)	958	(101)
Privately placed	1,684	(120)	3,052	(289)	1,533	(197)
Total corporate	7,330	(421)	14,920	(1,328)	2,491	(298)
Foreign government	956	(40)	1	—	—	—
ABS	1,078	(30)	13	(1)	9	(1)
Total fixed income securities	$23,145	$(980)	$15,247	$(1,358)	$2,500	$(299)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$7,898	$(225)
Municipal	8	—	6	3	6,210	(290)
Corporate
Public	144	(14)	—	—	18,616	(1,455)
Privately placed	1,257	(204)	121	(34)	7,647	(844)
Total corporate	1,401	(218)	121	(34)	26,263	(2,299)
Foreign government	—	—	—	—	957	(40)
ABS	1	—	56	1	1,157	(31)
Total fixed income securities	$1,410	$(218)	$183	$(30)	$42,485	$(2,885)
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
Corporate bonds include publicly traded and privately placed securities. Privately placed securities primarily consist of corporate issued senior debt securities that are negotiated with the borrower or are issued by entities in unregistered form under SEC Rule 144A which allows purchasers to more easily resell these securities under certain conditions.
Our $7.65 billion portfolio of privately placed securities, primarily 144A bonds, is diversified by issuer, industry sector and country. The portfolio is made up of 463 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after fundamental analysis of issuers and sectors along with macro and asset class views. Ongoing monitoring includes continuous assessment of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year. Liquidity of securities issued by public entities in unregistered form is similar to public debt markets.
68 www.allstate.com

Investments 2022 Form 10-K

Our corporate bonds portfolio includes $4.01 billion of below investment grade bonds, $2.91 billion of which are privately placed primarily 144A bonds. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 328 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
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
ABS includes collateralized debt obligations, consumer and other ABS. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees or insurance. ABS also includes residential mortgage-backed securities and commercial mortgage-backed securities.
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
Equity securities of $4.57 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $762 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.
Limited partnership interests include $6.59 billion of interests in private equity funds, $1.04 billion of interests in real estate funds and $483 million of interests in other funds as of December 31, 2022. We have commitments to invest additional amounts in limited partnership interests totaling $2.78 billion as of December 31, 2022.

Private equity limited partnerships by sector
(% of carrying value)	December 31, 2022
Industrial	18.8%
Healthcare	12.1
Consumer discretionary	11.0
Information technology	11.0
Consumer staples	9.5
Other	37.6
Total	100.0%

Real estate limited partnerships by sector
(% of carrying value)	December 31, 2022
Industrial	27.7%
Residential	22.0
Data centers	14.2
Healthcare	11.1
Consumer staples	7.0
Other	18.0
Total	100.0%
Short-term investments of $4.17 billion primarily comprise money market funds, commercial paper, U.S. Treasury bills and other short-term investments, including securities lending collateral of $1.50 billion.
Other investments primarily comprise $686 million of bank loans, $813 million of real estate, $120 million of policy loans and $1 million of derivatives as of December 31, 2022. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.

Direct real estate investments by sector
(% of carrying value)	December 31, 2022
Residential	28.0%
Agriculture	22.3
Industrial	17.5
Retail	16.4
Other	15.8
Total	100.0%
The Allstate Corporation 69

2022 Form 10-K Investments

Unrealized net capital gains (losses)
	As of December 31,
($ in millions)	2022	2021
U.S. government and agencies	$(225)	$(14)
Municipal	(290)	263
Corporate	(2,299)	496
Foreign government	(40)	3
ABS	(31)	12
Fixed income securities	(2,885)	760
Short-term investments	(1)	—
Derivatives	(3)	(3)
Equity method of accounting (“EMA”) limited partnerships	2	(1)
Unrealized net capital gains and losses, pre-tax	$(2,887)	$756

Gross unrealized gains (losses) on fixed income securities by type and sector
	As of December 31, 2022
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
Corporate
Consumer goods (cyclical and non-cyclical)	$5,984	$6	$(531)	$5,459
Banking	5,153	16	(314)	4,855
Utilities	2,633	7	(203)	2,437
Technology	3,137	4	(298)	2,843
Communications	2,422	1	(261)	2,162
Financial services	2,243	4	(176)	2,071
Capital goods	2,288	3	(197)	2,094
Basic industry	1,019	2	(75)	946
Energy
Midstream	1,725	1	(110)	1,616
Integrated	67	—	(4)	63
Independent/upstream	354	1	(29)	326
Other	218	—	(13)	205
Total energy	2,364	2	(156)	2,210
Transportation	959	1	(73)	887
Other	360	—	(61)	299
Total corporate fixed income portfolio	28,562	46	(2,345)	26,263
U.S. government and agencies	8,123	6	(231)	7,898
Municipal	6,500	36	(326)	6,210
Foreign government	997	—	(40)	957
ABS	1,188	4	(35)	1,157
Total fixed income securities	$45,370	$92	$(2,977)	$42,485
70 www.allstate.com

Investments 2022 Form 10-K

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

Equity securities by sector
($ in millions)	December 31, 2022			December 31, 2021
	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value
Transportation	$48	$19	$67	$74	$22	$96
Energy
Midstream	33	(2)	31	39	7	46
Integrated	39	26	65	62	8	70
Independent/upstream	30	12	42	44	5	49
Other	8	8	16	14	3	17
Total energy	110	44	154	159	23	182
Utilities	67	12	79	122	23	145
Basic Industry	57	16	73	119	30	149
Capital Goods	196	3	199	376	37	413
Other (1)	1,801	323	2,124	3,413	811	4,224
Funds
Fixed income	1,067	(84)	983	1,108	24	1,132
Equities	904	(19)	885	645	75	720
Other	3	—	3	—	—	—
Total funds	1,974	(103)	1,871	1,753	99	1,852
Total equity securities	$4,253	$314	$4,567	$6,016	$1,045	$7,061
(1) Other is comprised of consumer goods, technology, REITs, financial services, banking, and communications sectors.
The Allstate Corporation 71

2022 Form 10-K Investments

Net investment income
	For the years ended December 31,
($ in millions)	2022	2021	2020
Fixed income securities	$1,255	$1,148	$1,232
Equity securities	132	100	78
Mortgage loans	33	43	34
Limited partnership interests	985	1,973	238
Short-term investments	82	5	17
Other investments	162	195	124
Investment income, before expense	2,649	3,464	1,723
Investment expense
Investee level expenses	(68)	(60)	(36)
Securities lending expense	(30)	—	(4)
Operating costs and expenses	(148)	(111)	(93)
Total investment expense	(246)	(171)	(133)
Net investment income	$2,403	$3,293	$1,590

Property-Liability	$2,190	$3,118	$1,421
Protection Services	48	43	44
Allstate Health and Benefits	69	74	78
Corporate and Other	96	58	47
Net investment income	$2,403	$3,293	$1,590

Market-based	$1,566	$1,429	$1,444
Performance-based	1,083	2,035	279
Investment income, before expense	$2,649	$3,464	$1,723
Net investment income decreased 27.0% or $890 million in 2022 compared to 2021, primarily due to lower performance-based results, mainly from limited partnerships, partially offset by higher market-based fixed income portfolio yields. We expect market-based net investment income to increase as we continue to reinvest at market yields that are above the current market-based portfolio yield.

Performance-based investment income
	For the years ended December 31,
($ in millions)	2022	2021	2020
Private equity	$798	$1,660	$206
Real estate	285	375	73
Total performance-based income before investee level expenses	$1,083	$2,035	$279

Investee level expenses (1)	(59)	(55)	(32)
Total performance-based income	$1,024	$1,980	$247
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income decreased 48.3% or $956 million in 2022 compared to strong results in 2021, primarily due to lower valuation increases for private equity investments in 2022.
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
72 www.allstate.com

Investments 2022 Form 10-K

Components of net gains (losses) on investments and derivatives and the related tax effect
	For the year December 31,
($ in millions)	2022	2021	2020
Sales	$(832)	$578	$974
Credit losses	(54)	(42)	(32)
Valuation change of equity investments - appreciation (decline):
Equity securities	(772)	544	139
Equity fund investments in fixed income securities	(128)	(24)	(22)
Limited partnerships (1)	(160)	(21)	(21)
Total valuation of equity investments	(1,060)	499	96
Valuation change and settlements of derivatives	874	49	49
Net gains (losses) on investments and derivatives, pre-tax	(1,072)	1,084	1,087
Income tax benefit (expense)	230	(237)	(236)
Net gains (losses) on investments and derivatives, after-tax	$(842)	$847	$851

Property-Liability	$(688)	$798	$774
Protection Services	(40)	19	23
Allstate Health and Benefits	(35)	5	7
Corporate and Other	(79)	25	47
Net gains (losses) on investments and derivatives, after-tax	$(842)	$847	$851

Market-based	$(1,083)	$917	$1,033
Performance-based	11	167	54
Net gains (losses) on investments and derivatives, pre-tax	$(1,072)	$1,084	$1,087
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in 2022 related primarily to decreased valuation on equity investments and losses on sales of fixed income securities, partially offset by increased valuation change and settlements of derivatives. Net gains on investments and derivatives in 2021 related primarily to gains on sales and higher valuation on equity investments.
Sales in 2022 related primarily to sales of fixed income securities in connection with ongoing portfolio management. Sales in 2021 related primarily to fixed income securities in connection with ongoing portfolio management and sales of real estate investments.
Valuation change and settlements of derivatives of $874 million in 2022 primarily comprised of gains on interest rate futures used to mitigate the impact of increases in interest rates, gains on foreign currency contracts due to the strengthening of the U.S. dollar and gains on equity futures used to manage exposure to equity markets. 2021 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. dollar and gains on interest rate futures used to manage asset duration and reduce exposure to increases in interest rates.

Net gains (losses) on performance-based investments and derivatives
	For the years ended December 31,
($ in millions)	2022	2021	2020
Sales	$29	$111	$49
Credit losses	(30)	(43)	(6)
Valuation change of equity investments	(35)	71	24
Valuation change and settlements of derivatives	47	28	(13)
Total performance-based	$11	$167	$54
Net gains on performance-based investments and derivatives in 2022 primarily related to increased valuation change and settlements of derivatives and gains on sales, partially offset by decreased valuation of equity investments. 2021 primarily related to gains on sales of real estate investments, increased valuation of equity investments, and gains on valuation and settlements of derivatives.
The Allstate Corporation 73

2022 Form 10-K Market Risk
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices, commodity prices or foreign currency exchange rates. Adverse changes to these rates and prices may occur due to changes in fiscal policy, inflation, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness or risk tolerance. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices, and to a lesser extent, foreign currency exchange rates. We also have direct and indirect exposure to commodity price changes through our diversified investments in timber, agriculture, infrastructure and energy primarily held in limited partnership interests and consolidated subsidiaries.
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
We use widely-accepted quantitative and qualitative approaches to measure, monitor and manage market risk. We evaluate our market risk exposure using multiple measures including but not limited to:

• Duration, a measure of the price sensitivity of assets and liabilities to changes in interest rates
• Value-at-risk, a statistical estimate that the change in fair value of a portfolio will exceed a certain amount over a given time horizon, at a specified probability
• Scenario analysis, an estimate of the potential changes in the fair value of a portfolio that could occur under hypothetical market conditions defined by changes to multiple market risk factors: interest rates, credit spreads, equity prices or currency exchange rates

• Sensitivity analysis, an estimate of the potential changes in the fair value of a portfolio that could occur using hypothetical shocks to a market risk factor

The selection of measures used in our sensitivity analysis should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event

In general, we establish investment portfolio asset allocation and market risk limits based upon a combination of these measures. The asset allocation limits place restrictions on the total funds that may be invested within an asset class. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. Although we apply a similar overall philosophy to market risk, the underlying business frameworks and the accounting and regulatory environments may differ between our products and therefore affect investment decisions and risk parameters. Our actual experience may differ from the results of the sensitivity measurements provided below.
Interest rate risk is the risk that we will incur a loss due to adverse changes in risk-free interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets. Changes in interest rates can have favorable and unfavorable effects on our results. For example, increases in rates can improve investment income, but decrease the fair value of our fixed income securities portfolio which may result in sales of assets at losses. Decreases in rates could increase the fair value of our fixed income securities portfolio while decreasing investment income due to reinvestment at lower market yields and accelerated pay-downs and prepayments of certain investments.

74 www.allstate.com

Market Risk 2022 Form 10-K

For our issued debt, we monitor market interest rates and evaluate refinancing opportunities as maturity dates approach. To mitigate this risk, we ladder the maturity dates of our debt. For our issued noncumulative perpetual preferred stock, we monitor market dividend rates and evaluate opportunities to redeem or refinance on or after specified dates. For further detail regarding our debt and our preferred stock, see Note 13 of the consolidated financial statements and the Capital Resources and Liquidity section of this Item.
Our assessment of interest rate risk reflects the effect of changing risk-free interest rates on interest-sensitive assets, including investments with callable or prepayable features. As of December 31, 2022, the fixed income portfolio duration(1) was 3.4 compared to 3.8 as of December 31, 2021.

Change in fair value of interest-sensitive assets (1) (2)
	As of December 31,
($ in millions)	2022	2021
-100 bps change	$1,549	$1,625
+100 bps change	(1,471)	(1,638)
+200 bps change	(2,864)	(3,215)
(1)Includes the effects of interest rate derivatives and any call features associated with the securities.
(2)Represents an immediate, parallel increase or decrease based on information and assumptions used in the duration calculations.
To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. These calculations may not fully capture the effect of non-parallel changes in the term structure of interest rates or large changes in interest rates.
Credit spread risk is the risk that we will incur a loss due to adverse changes in credit spreads (“spreads”). A credit spread is the additional yield on fixed income securities and loans above the risk-free rate that market participants require to compensate them for assuming credit, liquidity or prepayment risks. This risk arises from many of our primary activities, as we invest substantial funds in spread-sensitive fixed income assets. We assess credit spread risk by evaluating spread duration which measures the price sensitivity of the assets to changes in spreads.
As of December 31, 2022, the spread duration(1) was 4.0 compared to 4.6 as of December 31, 2021.

Change in fair value of spread-sensitive assets (1) (2)
	As of December 31,
($ in millions)	2022	2021
+100 bps change	$(1,462)	$(1,767)
(1)Includes the effects of credit derivatives and any call features associated with the securities.
(2)Represents an immediate, parallel increase based on information and assumptions used in the spread duration calculations.
Equity price risk is the risk that we will incur losses due to adverse changes in the levels of equity indices, the value of individual stocks, or private market valuations related to our limited partnership interests.
Equity investments(1) As of December 31, 2022, we held $4.06 billion in equity investments that comprise equity securities, excluding those with fixed income securities as their underlying investments, and including limited partnership interests where the underlying assets are predominately public equity securities, compared to $6.67 billion as of December 31, 2021.

Change in fair value of equity investments (1) (2)
	As of December 31,
($ in millions)	2022	2021
-10% change in equity valuations	$(402)	$(670)
(1)Includes the effects of equity derivatives.
(2)Represents an immediate change in equity valuations for investments.
We periodically use derivatives to reduce equity price risk or to adjust our equity risk profile. Derivatives provide an offset to changes in equity market values.
Limited partnership interests As of December 31, 2022, we held $7.64 billion in limited partnership interests excluding those limited partnership interests where the underlying assets are predominately public equity securities compared to $7.26 billion as of December 31, 2021. These illiquid investments are primarily comprised of private equity and real estate funds, with valuation changes typically reflecting the idiosyncratic performance of the underlying asset.

Change in fair value of limited partnership interests (1)
	As of December 31,
($ in millions)	2022	2021
-10% change in private market valuations	$(764)	$(726)
(1)Represents an immediate change in the value of limited partnership interests.
For limited partnership interests, quarterly changes in fair values may not be highly correlated to equity indices in the short term and changes in value of these investments are generally recognized on a three-month delay due to the availability of the related investee financial statements.

The Allstate Corporation 75

2022 Form 10-K Market Risk
Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks, limited partnership interests, and our Canada, Northern Ireland and India operations. We use foreign currency derivative contracts to partially offset this risk.
As of December 31, 2022, we had $3.10 billion in foreign currency denominated investments, including the effects of foreign currency derivative contracts, and $1.14 billion net investment in our foreign subsidiaries, primarily related to our Canada operations. These amounts were $3.79 billion and $1.30 billion, respectively, as of December 31, 2021.

Change in fair value of foreign currency denominated investments(1)
	As of December 31,
($ in millions)	2022	2021
-10% change in foreign currency exchange rates	$(310)	$(379)
-10% change in net investments in foreign subsidiaries	(114)	(130)
(1)Represents an immediate, simultaneous depreciation in each of the foreign currency exchange rates to which we are exposed compared to the U.S. dollar, including the effects of foreign currency derivative contracts and excludes the offset from liabilities in foreign currencies.

76 www.allstate.com

Capital Resources and Liquidity 2022 Form 10-K

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
	As of December 31,
($ in millions)	2022	2021	2020
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$19,864	$24,524	$26,913
Accumulated other comprehensive (loss) income	(2,389)	655	3,304
Total Allstate shareholders’ equity	17,475	25,179	30,217
Debt	7,964	7,976	7,825
Total capital resources	$25,439	$33,155	$38,042
Ratio of debt to Allstate shareholders’ equity	45.6%	31.7%	25.9%
Ratio of debt to capital resources	31.3%	24.1%	20.6%
Allstate shareholders’ equity decreased in 2022, primarily due to net unrealized capital losses on investments in 2022 compared to gains at 2021, common share repurchases, a net loss and dividends paid to shareholders. In 2022, we paid dividends of $926 million and $105 million related to our common and preferred shares, respectively. Allstate shareholders’ equity decreased in 2021, primarily due to loss on disposition from the sales of ALIC, ALNY and certain affiliates, common share repurchases, decreased net unrealized capital gains on investments, partially offset by net income. In 2021, we paid dividends of $885 million and $114 million related to our common and preferred shares, respectively.
Common share repurchases As of December 31, 2022, there was $802 million remaining in the $5.00 billion program. We expect the program to be completed by September 30, 2023, as we moderate the pace of share repurchases.
During 2022, we repurchased 19.7 million common shares, or 7.0% of total common shares outstanding as of December 31, 2021, for $2.50 billion.
Since 1995, we have acquired 789 million shares of our common stock at a cost of $42.80 billion, primarily as part of various stock repurchase programs. We have reissued 154 million common shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total common shares outstanding has decreased by 635 million shares or 70.7%, primarily due to our repurchase programs.
Common shareholder dividends On January 3, 2022, April 1, 2022, July 1, 2022 and October 3, 2022, we paid a common shareholder dividend of $0.81, $0.85, $0.85 and $0.85, respectively. On November 18, 2022, we declared a common shareholder dividend of $0.85, payable on January 3, 2023.

The Allstate Corporation 77

2022 Form 10-K Capital Resources and Liquidity
Financial ratings and strength

Senior long-term debt, commercial paper and insurance financial strength ratings
As of December 31, 2022
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
The Allstate Corporation (the “Corporation”) and Allstate Insurance Company (“AIC”) In May 2022, Moody’s affirmed The Allstate Corporation’s (the “Corporation’s”) debt and short-term issuer ratings of A3 and P-2, respectively, and the insurance financial strength rating of Aa3 for AIC. The outlook for the ratings is stable.
In November 2022, S&P affirmed the Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength rating of AA- for AIC. The outlook for the ratings changed from stable to negative.
In August 2022, A.M. Best affirmed the Corporation’s debt and short-term issuer ratings of a and AMB-1+, respectively, and the insurance financial strength rating of A+ for AIC. The outlook for the ratings is stable.
American Heritage Life (“AHL”) In August 2022, A.M. Best affirmed the insurance financial strength rating of A+ for AHL. The outlook for the rating is stable.
Other property and casualty companies We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency. In August 2022, A.M. Best affirmed the A rating of ANJ, which writes auto and homeowners insurance in New Jersey, and the A+ rating of North Light, our excess and surplus lines carrier. The outlook for both the ANJ and North Light ratings is stable. ANJ also has a Financial Stability Rating® of A" from Demotech, which was affirmed in December 2022. In August 2022, A.M. Best affirmed the B+ rating of CKIC, which underwrites personal lines property insurance in Florida. CKIC also has a Financial Stability Rating of A’ from Demotech that was affirmed in December 2022. ANJ, North Light and CKIC do not have support agreements with AIC.
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
The property and casualty business is comprised of 58 insurance companies as of December 31, 2022, each of which has individual company dividend limitations. As of December 31, 2022, total statutory surplus is $15.28 billion compared to $21.51 billion as of December 31, 2021. Property and casualty subsidiaries surplus was $15.00 billion as of December 31, 2022, compared to $21.19 billion as of December 31, 2021. Life, accident and health insurance subsidiaries surplus was $279 million as of December 31, 2022, compared to $322 million as of December 31, 2021.
The NAIC has developed financial relationships or tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by state insurance regulators. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined “usual ranges”. Additional regulatory scrutiny may occur if a company’s ratios fall outside the usual ranges for four or more of the ratios. Two of our domestic insurance companies have more than four ratios outside the usual ranges.
78 www.allstate.com

Capital Resources and Liquidity 2022 Form 10-K

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
As of December 31, 2022, we held $12.66 billion of cash, U.S. government and agencies fixed income securities, and public equity securities which we would
The Allstate Corporation 79

2022 Form 10-K Capital Resources and Liquidity
expect to be able to liquidate within one week. In addition, we regularly estimate how much of the total portfolio, which includes high quality corporate fixed income and municipal holdings, can be reasonably liquidated within one quarter. These estimates are subject to considerable uncertainty associated with evolving market conditions. As of December 31, 2022, cash and estimated liquidity available within one quarter, under normal market conditions and at current market prices, was $23.44 billion.
Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a decrease in market liquidity, dramatic changes in security pricing, a cybersecurity breach, a downgrade in our senior long-term debt ratings to non-investment grade status, or a downgrade in AIC’s financial strength ratings. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.
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
Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $4.02 billion as of December 31, 2022, primarily comprised of cash and investments that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
The payment of dividends by AIC to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2023, based on 10% of actual 2022 statutory surplus, is estimated at $1.22 billion, less dividends paid during the preceding twelve months measured at that point in time. For the year ended December 31, 2022, the total amount of dividends AIC paid remained under the maximum amount of $5.51 billion allowed in 2022. Notification and approval of intercompany lending activities are also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.
These holding company assets and subsidiary dividends provide funds for the parent company’s fixed charges and other corporate purposes.
Intercompany dividends were paid in 2022, 2021 and 2020 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation, ALIC, American Heritage Life Insurance Company (“AHL”) and Allstate Financial Insurance Holdings Corporation (“AFIHC”).

Intercompany dividends
($ in millions)	2022	2021	2020
AIC to AIH	$4,203	$5,946	$4,435
AIH to the Corporation	4,205	5,586	4,443
ALIC to AIC	—	1,642	—
AHL to AFIHC	110	90	80
AFIHC to the Corporation	112	128	115
There were no capital contributions paid by the Corporation to AIC in 2022, 2021 or 2020.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
We are prohibited from declaring or paying dividends on our Series G preferred stock if we fail to meet specified capital adequacy, net income or shareholders’ equity levels, except out of the net proceeds of common stock issued during the 90 days prior to the date of declaration. As of December 31, 2022, we satisfied all the requirements with no current restrictions on the payment of preferred stock dividends.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In 2022, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. In November 2022, the maturity date of this facility was extended to November 2027 and the USD
80 www.allstate.com

Capital Resources and Liquidity 2022 Form 10-K

benchmark rate was amended from London Interbank Offered Rate to Secured Overnight Financing Rate. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 22.2% as of December 31, 2022. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2022.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of December 31, 2022, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 637 million shares of treasury stock as of December 31, 2022), preferred stock, depository shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
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
Reserve for future policy benefits We estimate the present value of cash payments to be made to contractholders and policyholders. We are currently making payments for contracts where the timing of a portion or all of the payments has been determined by the contract. Contracts such as voluntary accident and health insurance, interest-sensitive life and traditional life insurance involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. See Note 10 of the consolidated financial statements for further information.
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
The Allstate Corporation 81

2022 Form 10-K Enterprise Risk and Return Management
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

ERRM Framework
ERRM Infrastructure
Analytics, Quantitative Capabilities & Insights
Risk & Return Standards and Guidelines
Risk & Return Measurement
Tools
Tolerance and Limits
Training and Development
Governance
Risk Processes & Learning Loop
IDENTIFY
MEASURE
MANAGE
MONITOR
REPORT
The ERRM Learning Loop is central to ERRM's strategy to increase resiliency and provide customers with affordable, simple and connected products/services by enabling consistent identification of risk and return across Allstate's business
Internal and External Disclosures
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
•The ERRC directs ERRM activities by establishing risk and return targets, determining economic capital levels and monitoring integrated strategies and actions from an enterprise risk and return perspective. The ERRC consists of Allstate’s chief executive officer, chief financial officer, chief risk officer and other senior leaders.
•Other key committees work with the ERRC to direct ERRM activities, including the Operating Committee, the Operational Risk and Return Council, the Information Security Council, the ESG (Environmental, Social, and Governance) Steering Committee, liability governance committees, and investment committees.
82 www.allstate.com

Enterprise Risk and Return Management 2022 Form 10-K

Key risks are assessed and reported through comprehensive ERRM reports prepared for senior management and the RRC. The risk summary report communicates the alignment of Allstate’s risk profile with risk and return principles, while providing a perspective on risk positioning. Discussion promotes active engagement with management and the RRC. Internal controls over key risks are managed and reported to senior management and the Audit Committee of the Company through a semi-annual risk control dashboard. Annually, we review risks related to the strategic plan, operating plan and incentive compensation programs with the Allstate Board.
Framework We apply risk and return principles using an integrated ERRM framework that focuses on assessment, transparency and dialogue. Our framework provides a comprehensive view of risks and is used by senior management and business managers to drive risk-return based decisions. We continually validate and improve our ERRM practices by benchmarking and obtaining external perspectives.
Management and the ERRC rely on internal and external perspectives to determine an appropriate level of target economic capital. Internal perspectives include enterprise solvency and volatility assessments, review of key operating and model assumptions, and management judgment. Sensitivity testing and scenario analysis are used to gauge the robustness of Allstate’s risk, capital and liquidity positions. Analysis of extremely low frequency scenarios is used to assess the sufficiency of capital and contingency options under worst-case outcomes, including unlikely but impactful single events, as well as sequences of multiple tail events. External considerations include NAIC risk-based capital as well as S&P’s, Moody’s, and A.M. Best’s capital adequacy measurement. Our economic capital reflects management’s view of the aggregate level of capital necessary to satisfy stakeholder interests, manage Allstate’s risk profile and maintain financial strength. The impact of strategic initiatives on enterprise risk is evaluated through the economic capital framework.
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
Allstate’s risk appetite is measured through our economic capital framework. The enterprise risk appetite is cascaded into individual risk limits which set boundaries on the amount of risk we are willing to accept from one specific risk category before escalating for further management discussion and action. Risk limits are established based upon expected returns, volatility, potential tail losses and impact on the enterprise portfolio. To effectively operate within risk limits and for risk-return optimization, Allstate establishes risk limits and capital targets specific to each business unit. Allstate’s risk management strategies adapt to changes in business and market environments.
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
We manage strategic risk in part through Allstate Board and senior management strategy reviews that include risk and return assessment of our strategic plans and ongoing monitoring of strategic actions, key assumptions and the external competitive environment. Using the ERRM framework, Allstate designs strategies that seek to optimize risk-adjusted returns associated with taking insurance, investment, and other business risks.
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
The Allstate Corporation 83

2022 Form 10-K Enterprise Risk and Return Management
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
Investment risk exposures are measured, monitored and limited in a number of ways including:
•Sensitivity analysis: measures the impact from a unit change in a market risk input.
•Stochastic and probabilistic estimation of potential losses: combines portfolio risk exposures with historical or recent market volatilities and correlations to assess the potential range of future investment results.
•Contributions to economic capital: measure the percentage allocations of investment risk and risk types within enterprise economic capital.
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
Operational risk is managed at the enterprise and market-facing business levels, through an integrated Operational Risk and Return Management (“ORRM”) framework that is anchored to the ERRM Learning Loop, which depicts the five components of effective risk management. The Learning Loop is a continual process which includes risk identification, measurement, management, monitoring, and reporting of risk.
From time to time, we engage independent advisers to assess and consult on operational risks. We also perform internal risk reviews of the quality of our operational risk program and identify opportunities to strengthen our internal controls.
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
Many risk drivers impact more than one of these key risk categories. Examples include risks related to the Coronavirus, inflation, and ESG factors. Such risks are managed within processes listed above, but overall strategy is coordinated at the enterprise level, and holistic governance is provided by cross-functional committees such as the ERRC and ESG Steering Committee.
84 www.allstate.com

Application of Critical Accounting Estimates 2022 Form 10-K
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
Fair value of financial assets Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are responsible for the determination of fair value of financial assets and the supporting assumptions and methodologies. We use independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values. We utilize only one single quote or price to value each financial instrument in our financial statements.
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
The Allstate Corporation 85

2022 Form 10-K Application of Critical Accounting Estimates
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
During periods of high volatility or market disruption, we may perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2022 and 2021, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

Fixed income, equity securities and short-term investments by source of fair value determination
	December 31, 2022
($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$257	0.5%
Fair value based on external sources (1)	50,968	99.5
Total	$51,225	100.0%
(1)Includes $76 million that are valued using broker quotes and $278 million that are valued using quoted prices or quoted net asset values from deal sponsors.
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
If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We calculate the estimated recovery value based on the best estimate of future cash flows considering past events, current conditions and reasonable and
86 www.allstate.com

Application of Critical Accounting Estimates 2022 Form 10-K
supportable forecasts. The estimated future cash flows are discounted at the security’s current effective rate, and are compared to the amortized cost of the security. The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, as applicable, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement.
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
Value of business acquired (reported in DAC in the Consolidated Statements of Financial Position) recognized in connection with the acquisition of National General represents the value of future profits expected to be earned over the lives of the contracts acquired determined using a weighted-average cost of capital discount rate and other relevant assumptions. These costs are amortized over the policy term of the contracts in force at the acquisition date, generally over six or twelve months.
Evaluation of goodwill Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, less any impairment of goodwill recognized. Goodwill is recognized when acquired and allocated to reporting units based on which unit is expected to benefit from the synergies of the business combination. Our goodwill reporting units are equivalent to our reportable segments to which goodwill has been assigned: Allstate Protection, Protection Services, and Allstate Health and Benefits.
The goodwill balance was $3.50 billion at both December 31, 2022 and 2021.
Upon acquisition, the purchase price of the acquired business is assumed to be its fair value. Subsequently, we estimate the fair value of our businesses in each goodwill reporting unit, utilizing a combination of widely accepted valuation techniques including a stock price and market capitalization analysis, discounted cash flow (“DCF”) calculations and an estimate of a business’s fair value using market to book multiples derived from peer company analysis. The stock price and market capitalization analysis takes into consideration the quoted market price of our outstanding common stock and includes a control premium, derived from relevant historical acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units. The DCF analysis utilizes long term assumptions for revenues, investment income, benefits, claims, other operating expenses and income taxes to produce projections of both income and cash flows available for dividends that are present valued using the weighted average cost of capital. Market to book multiples represent the mean market to book multiple for selected peer companies with operations similar to each goodwill reporting unit to which the multiple is applied. The outputs from these methods are weighted based on the nature of the
The Allstate Corporation 87

2022 Form 10-K Application of Critical Accounting Estimates
business and the relative amount of market observable assumptions supporting the estimates. The computed values are then weighted to reflect the fair value estimate based on the specific attributes of each goodwill reporting unit.
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
Characteristics of reserves Reserves are established independently of business segment management for each business segment and line of business based on estimates of the ultimate cost to settle claims, less losses that have been paid. The significant lines of business are auto, homeowners, and other personal lines for Allstate Protection, and asbestos, environmental, and other run-off lines for Run-off Property-Liability. Allstate Protection’s claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. Auto and homeowners liability losses generally take an average of about two years to settle, while auto physical damage, homeowners property and other personal lines generally have an average settlement time of less than one year. Liability losses, especially those involving litigation, can take several years to resolve. Run-off Property-Liability involves long-tail losses, such as those related to asbestos and environmental claims, which often involve substantial reporting lags and extended times to settle.
Reserves are the difference between the estimated ultimate cost of losses incurred and the amount of paid losses as of the reporting date. Reserves are estimated for both reported and unreported claims, and include estimates of all expenses associated with processing and settling all incurred claims. We update most of our reserve estimates quarterly and as new data and information become available or as events emerge that may affect the resolution of unsettled claims. Changes in prior reserve estimates (reserve reestimates), which may be material, are determined by comparing updated estimates of ultimate losses to prior estimates, with the differences recorded as property and casualty insurance claims and claims expense in the Consolidated Statements of Operations in the period such changes are determined. Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables.
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
In the chain ladder estimation technique, a ratio (development factor) is calculated which compares current period results to results in the prior period for each accident year. The effects of inflation are implicitly considered in the reserving process, as a development factor. Historic data incorporates inflation from recent prior periods in estimating future loss costs. The development factor estimation methodology may require modification when data changes due to changing claim reporting practices, changing claim settlement patterns, external regulatory or financial influences, or contractual coverage changes. Changes in such items and inflation can result in increased variability in loss costs and reserve estimates. Actuarial judgment is then applied
88 www.allstate.com

Application of Critical Accounting Estimates 2022 Form 10-K
to develop a best estimate of gross ultimate losses. These developments are discussed further in the loss ratio disclosures within the Allstate Protection Segment and the Claims and Claims Expense Reserves sections of the MD&A.
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
Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process continuously incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results occur differently than the assumptions contained in the previous development factor calculations. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate. This amount, which could be material and vary significantly from period to period is recognized as an increase or decrease in claims and claims expense in the Consolidated Statements of Operations. A more detailed discussion of reserve reestimates is presented in the Claims and Claims Expense Reserves section of the MD&A.

Favorable (unfavorable) impact of reserve reestimates on net income applicable to common shareholders
	2022	2021	2020
Net reserve reestimates, after-tax	(97.1)%	(6.5)%	6.3%

3-year average of net reserve reestimates as a percentage of total reserves for each segment (1) (2)
2022
Allstate Protection	1.5%
Run-off Property-Liability	8.9%
Protection Services	(5.7)%
(1)Favorable reserve reestimates are shown in parentheses.
(2)Each of these results is consistent within a reasonable actuarial tolerance for the respective businesses.

Net claims and claims expense reserves by segment and line of business
	As of December 31,
($ in millions)	2022	2021	2020
Allstate Protection
Auto (1)	$19,365	$16,078	$14,164
Homeowners (1)	3,595	2,797	2,315
Other lines (2)	3,916	3,249	2,657
Total Allstate Protection	26,876	22,124	19,136
Run-off Property-Liability
Asbestos	811	828	827
Environmental	267	226	206
Other run-off lines	373	367	375
Total Run-off Property-Liability	1,451	1,421	1,408
Total Protection Services	38	36	33
Total net claims and claims expense reserves	$28,365	$23,581	$20,577
(1)2021 includes a $944 million reclassification of reserves from homeowners to auto.
(2)2022 and 2021 include the unamortized fair value adjustment related to the acquisition of National General.
The Allstate Corporation 89

2022 Form 10-K Application of Critical Accounting Estimates
Allstate Protection reserve estimate
Factors affecting reserve estimates Reserve estimates are developed based on the processes and historical development trends described above. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in law and regulation, judicial decisions, and economic conditions. When we experience changes of the type previously mentioned, we apply actuarial judgment in the determination and selection of development factors considered more reflective of the new trends, such as combining shorter or longer periods of historical results with current actual results to produce development factors based on two-year, three-year, or longer development periods to reestimate our reserves. For example:
•The Coronavirus has had a significant impact on driving patterns and auto frequency and severity, including supply chain disruptions and labor shortages, higher used car prices, labor and part cost increases, unemployment levels, changes in commuting activity and driving behavior that may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability.
•If a legal change is expected to have a significant impact on the development of claim severity for a coverage which is part of a particular line of insurance in a specific state, judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate.
•A change in economic conditions is expected to affect the cost of repairs to damaged autos or property for a particular line, coverage, or state, actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.
Case and supplemental reserves
•Typically, the case, including statistical case, and supplemental development reserves comprise about 90% of total reserves.
•As claims are reported, for certain liability claims of sufficient size and complexity, the field adjusting staff establishes case reserve estimates of ultimate cost, based on their assessment of facts and circumstances related to each individual claim.
•For other claims which occur in large volumes and settle in a relatively short time frame, it is not practical or efficient to set case reserves for each claim, and a statistical case reserve is set for these claims based on estimation techniques described above.
•In the normal course of business, we may also supplement our claims processes by utilizing third-party adjusters, appraisers, engineers, inspectors, and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims.
•Historically, the case reserves set by the field adjusting staff have not proven to be an entirely accurate estimate of the ultimate cost of claims. To provide for this, a development reserve is estimated using the processes described above and allocated to pending claims as a supplement to case reserves.
Incurred but not reported (“IBNR”)
•Comprises about 10% of total reserves.
•IBNR can be a small percentage of reserves for relatively short-term claims, such as auto physical damage claims, or a large percentage of reserves for claims that have uncertain payout requirements over a long period of time, such as auto injury and MCCA claims.
All major components of reserves are affected by changes in claim frequency as well as claim severity.
Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using processes described above. Changes in auto claim frequency may result from changes in mix of business, driving behaviors, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy, the effectiveness and efficiency of our claim practices and changes in mix of claim type. Injury claims are affected largely by medical inflation, treatment trends, attorney representation and litigation costs while physical damage claims are affected largely by auto repair cost inflation, used car prices, length of claim resolution and the timing of receipt of third-party carrier claims.
We mitigate these effects through various loss management programs. For auto physical damage coverages, we monitor our rate of increase in average cost per claim against the auto maintenance, repair, parts and equipment price indices. We believe our claim settlement initiatives, such as improvements to the claim review and settlement process, the use of special investigative units to detect fraud and handle suspect claims, litigation management and defense strategies, as well as various other loss management initiatives underway, contribute to the mitigation of injury and physical damage severity trends.
Changes in homeowners current year claim severity are generally influenced by inflation in the cost of building materials, the cost of construction and property repair services, the cost of replacing home
90 www.allstate.com

Application of Critical Accounting Estimates 2022 Form 10-K
furnishings and other contents, the types of claims that qualify for coverage, deductibles, other economic and environmental factors and the effectiveness of our claim practices.
As loss experience for the current year develops for each type of loss, it is monitored relative to initial assumptions until it is judged to have sufficient statistical credibility. From that point in time forward, reserves are reestimated using statistical actuarial processes to reflect the impact actual loss trends have on development factors incorporated into the actuarial estimation processes.
Causes of reserve estimate uncertainty Since reserves are estimates of unpaid portions of claims and claims expenses for claims that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophe losses, requires regular reevaluation and refinement of estimates to determine our ultimate loss estimate.
At each reporting date, the highest degree of uncertainty in estimates for most of our losses from ongoing businesses arise from claims remaining to be settled for the current accident year and the most recent preceding accident year. The greatest degree of uncertainty exists in the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled as well as heightened uncertainty for claims that involve litigation or take longer to settle during periods of rapidly increasing loss costs, but must be estimated as of the current reporting date. Most of these losses relate to damaged property such as automobiles and homes, and medical care for injuries from accidents. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the initial accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving serious injuries or litigation. Private passenger auto insurance provides a good illustration of the uncertainty of future loss estimates: our typical annual percentage payout of reserves remaining at December 31 for an accident year is approximately 50% in the first year after the end of the accident year, 20% in the second year, 10% in the third year, 10% in the fourth year, and the remaining 10% thereafter.
Reserves for catastrophe losses Catastrophe losses are an inherent risk of the property and casualty insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position. We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms and freezes, tornadoes, hailstorms, wildfires, tropical storms, tsunamis, hurricanes, earthquakes and volcanoes. We are also exposed to man-made catastrophic events, such as certain types of terrorism, civil unrest, wildfires or industrial accidents. The nature and level of catastrophes in any period cannot be reliably predicted.
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
Potential reserve estimate variability The aggregation of numerous components for each business segment, line of insurance, major types of losses (such as coverages and perils), and major states or groups of states for reported losses and IBNR forms the reserve liability recorded in the Consolidated Statements of Financial Position. Because of this detailed approach to developing our reserve estimates, there is not a single set of assumptions that determines our reserve estimates at the consolidated level. Given the numerous estimates for reported losses and IBNR, management does not believe the processes that we follow will produce a statistically credible or reliable actuarial reserve range that would be meaningful. Reserve estimates, by their very nature, are very complex to determine and subject to significant judgment, and do not represent an exact determination for each outstanding claim. Accordingly, as actual claims, paid losses, and case reserve results
The Allstate Corporation 91

2022 Form 10-K Application of Critical Accounting Estimates
emerge, our estimate of the ultimate cost to settle will be different than previously estimated.
To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last twelve years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we estimate that the potential variability of our Allstate Protection reserves, excluding reserves for catastrophe losses, within a reasonable possibility of other outcomes, may be approximately plus or minus 5.5%, or plus or minus $1.4 billion in net income applicable to common shareholders. Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Claims and Claims Expense Reserves section of the MD&A.
The Company regularly updates its reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in reserve estimates, which may be material, are reported in property and casualty insurance claims and claims expense in the Consolidated Statements of Operations in the period such changes are determined. Management believes that the reserve for property and casualty insurance claims and claims expense, net of recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the Consolidated Statements of Financial Position based on available facts, laws and regulations.
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
Adequacy of reserve estimates We believe our net claims and claims expense reserves are appropriately established based on available methodologies, facts, laws and regulations. Additionally, we rely on historical claims experience to inform the level of the recorded reserve. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards and practices, for each line of insurance, its components (coverages and perils) and state, for reported losses and for IBNR losses, and as a result we believe that no other estimate is better than our recorded amount. Due to the uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates.
92 www.allstate.com

Application of Critical Accounting Estimates 2022 Form 10-K
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
Direct excess commercial insurance and reinsurance involve coverage written by us for specific layers of protection above retentions and other insurance plans and largely has resulted in asbestos, environmental and mass tort claims. The nature of excess coverage and reinsurance provided to other insurers limits our exposure to loss to specific layers of protection in excess of policyholder retention on their primary insurance plans. Our exposure is further limited by the significant reinsurance that we had purchased on our direct excess business.
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
Our direct primary commercial insurance business comprises a cross section of policyholders engaged in many diverse business sectors throughout the country and did not include coverage to large asbestos manufacturers.
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
After evaluating our insureds’ probable liabilities for asbestos, environmental and other run-off claims, we evaluate our insureds’ coverage programs for such claims. We consider our insureds’ total available insurance coverage, including the coverage we issued. We also consider relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.
Evaluation of both the insureds’ estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2022 and 2021, IBNR was 55.9% and 54.8%, respectively, of combined net asbestos and environmental reserves.
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
Potential reserve estimate variability Establishing Run-off Property-Liability net loss reserves for asbestos, environmental and other run-off claims is
The Allstate Corporation 93

2022 Form 10-K Application of Critical Accounting Estimates
subject to uncertainties that are much greater than those presented by other types of property and casualty claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs’ evolving and expanding theories of liability; availability and collectability of recoveries from reinsurance; retrospectively determined premiums and other contractual agreements; estimates of the extent and timing of any contractual liability; the impact of bankruptcy protection sought by various asbestos producers and other asbestos defendants; and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Our reserves for asbestos, environmental and other run-off exposures could be affected by tort reform, class action litigation, and other potential legislation and judicial decisions. Environmental exposures could also be affected by a change in the existing federal Superfund law and similar state statutes. There can be no assurance that any reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of asbestos or environmental claims. We believe these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves. Historical variability of reserve estimates is demonstrated in the Claims and Claims Expense Reserves section of the MD&A.
Adequacy of reserve estimates Management believes its net loss reserves for asbestos, environmental and other run-off claims exposures are appropriately established based on available facts, laws, regulations, and assessments of other pertinent factors and characteristics of exposure (i.e. claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful range for any such additional net loss reserves that may be required.
Further discussion of reserve estimates For further discussion of these estimates and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Note 9 and Note 15 of the consolidated financial statements and the Claims and Claims Expense Reserves section of the MD&A.
Pension and other postretirement plans net costs and assumptions Our defined benefit pension plans cover most full-time employees, certain part-time employees and employee-agents. Benefits are provided to plan participants based on a cash balance formula. Certain participants also have a significant portion of their benefits attributable to a former final average pay formula. 80% of the projected benefit obligation (“PBO”) of our primary qualified employee plan is related to the former final average pay formula. See Note 18 of the consolidated financial statements for a discussion of these plans and their effect on the consolidated financial statements.
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
Differences in actual experience and changes in other assumptions affect our pension and other postretirement obligations and expenses. Differences between expected and actual returns on plan assets affect remeasurement gains and losses. The primary factors contributing to pension and postretirement remeasurement gains and losses are: 1) changes in the discount rate used to value pension and
94 www.allstate.com

Application of Critical Accounting Estimates 2022 Form 10-K
postretirement obligations as of the measurement date; 2) differences between the expected and the actual return on plan assets; 3) changes in demographic assumptions, including mortality and participant experience; and 4) changes in lump sum interest rates used to value pension obligations as of the measurement date.
Pension and other postretirement service cost, interest cost, expected return on plan assets and amortization of prior service credits are allocated to our reportable segments. The pension and other postretirement remeasurement gains and losses are reported in the Corporate and Other segment.

Pension and postretirement benefits remeasurement gains and losses
	For the years ended December 31,
($ in millions)	2022	2021	2020
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$(1,268)	$(285)	$553
Other assumptions	(176)	(40)	282
Remeasurement of plan assets (gains) losses	1,560	(319)	(886)
Remeasurement (gains) losses	$116	$(644)	$(51)
Impact of assumption changes to net cost for pension and other postretirement plans Remeasurement losses in 2022 primarily related to unfavorable asset performance compared to the expected return on plan assets, partially offset by a reduction in the projected benefit obligation due to an increase in the liability discount rate and changes in other assumptions, primarily related to an increase in the long-term lump sum interest rate. Remeasurement gains in 2021 primarily related to favorable asset performance compared to the expected return on plan assets and an increase in the liability discount rate.
The discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds and callable bonds with a make-whole provision available in the Bloomberg corporate bond universe having ratings of at least “AA” by S&P or at least “Aa” by Moody’s on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost. Due to increased corporate bond yields in 2022, the weighted average discount rate used to measure the benefit obligation increased to 5.64% in 2022 compared to 2.93% in 2021, resulting in remeasurement gains for 2022.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. While this rate reflects long-term assumptions and is consistent with long-term historical returns, sustained changes in the market or changes in the mix of plan assets may lead to revisions in the assumed long-term rate of return on plan assets that may result in variability of pension cost. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are immediately recognized through earnings upon remeasurement. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. In 2022, the actual return on plan assets was lower than the expected return primarily due to higher interest rates, widening credit spreads and weak equity market performance. In 2021, the actual return on plan assets was higher than the expected return primarily due to strong equity market performance.
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
These actuarial assumption updates affect our pension and other postretirement obligations and are incorporated into our best estimates of these assumptions. Remeasurement gains for other assumptions in 2022 primarily related to an increase in the long-term lump sum interest rate.

Impact of assumption changes to net periodic pension cost as of December 31, 2022
($ in millions)	Basis/percentage point change	Increase (decrease) to net cost, pre-tax
Pension plans discount rate	+100 basis points	$(404)
	-100 basis points	485
Expected long-term rate of return on assets	+100 basis points	(42)
	-100 basis points	42
The Allstate Corporation 95

2022 Form 10-K
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
96 www.allstate.com

2022 Form 10-K

Item 8.  Financial Statements and Supplementary Data

The Allstate Corporation 97

2022 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
($ in millions, except per share data)	2022	2021	2020
Revenues
Property and casualty insurance premiums (net of reinsurance ceded and indemnification programs of $1,869, $1,904 and $1,141)	$45,904	$42,218	$37,073
Accident and health insurance premiums and contract charges (net of reinsurance ceded of $38, $78 and $13)	1,833	1,821	1,094
Other revenue	2,344	2,172	1,065
Net investment income	2,403	3,293	1,590
Net gains (losses) on investments and derivatives	(1,072)	1,084	1,087
Total revenues	51,412	50,588	41,909

Costs and expenses
Property and casualty insurance claims and claims expense (net of reinsurance ceded and indemnification programs of $1,600, $3,484 and $530)	37,264	29,318	22,001
Shelter-in-Place Payback expense	—	29	948
Accident, health and other policy benefits (net of reinsurance ceded of $28, $86 and $15)	1,061	1,049	549
Amortization of deferred policy acquisition costs	6,644	6,252	5,477
Operating costs and expenses	7,446	7,260	5,494
Pension and other postretirement remeasurement (gains) losses	116	(644)	(51)
Restructuring and related charges	51	170	253
Amortization of purchased intangibles	353	376	118
Interest expense	335	330	318
Total costs and expenses	53,270	44,140	35,107

(Loss) income from operations before income tax expense	(1,858)	6,448	6,802

Income tax (benefit) expense	(494)	1,289	1,373

Net (loss) income from continuing operations	(1,364)	5,159	5,429

(Loss) income from discontinued operations, net of tax	—	(3,593)	147

Net (loss) income	(1,364)	1,566	5,576

Less: Net loss attributable to noncontrolling interest	(53)	(33)	—

Net (loss) income attributable to Allstate	(1,311)	1,599	5,576

Less: Preferred stock dividends	105	114	115

Net (loss) income applicable to common shareholders	$(1,416)	$1,485	$5,461

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$(5.22)	$17.23	$17.06
Discontinued operations	—	(12.19)	0.47
Total	$(5.22)	$5.04	$17.53

Diluted
Continuing operations	$(5.22)	$16.98	$16.84
Discontinued operations	—	(12.02)	0.47
Total	$(5.22)	$4.96	$17.31

Weighted average common shares - Basic	271.2	294.8	311.6
Weighted average common shares - Diluted	271.2	299.1	315.5

See notes to consolidated financial statements.
98 www.allstate.com

Financial Statements 2022 Form 10-K

The Allstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
($ in millions)	2022	2021	2020
Net (loss) income	$(1,364)	$1,566	$5,576

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(2,851)	(2,582)	1,293
Unrealized foreign currency translation adjustments	(150)	(8)	52
Unamortized pension and other postretirement prior service credit	(43)	(59)	9
Other comprehensive (loss) income, after-tax	(3,044)	(2,649)	1,354

Comprehensive (loss) income	(4,408)	(1,083)	6,930
Less: Comprehensive loss attributable to noncontrolling interest	(73)	(36)	—
Comprehensive (loss) income attributable to Allstate	$(4,335)	$(1,047)	$6,930

See notes to consolidated financial statements.
The Allstate Corporation 99

2022 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31,
($ in millions, except par value data)	2022	2021
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $45,370 and $41,376)	$42,485	$42,136
Equity securities, at fair value (cost $4,253 and $6,016)	4,567	7,061
Mortgage loans, net	762	821
Limited partnership interests	8,114	8,018
Short-term, at fair value (amortized cost $4,174 and $4,009)	4,173	4,009
Other investments, net	1,728	2,656
Total investments	61,829	64,701
Cash	736	763
Premium installment receivables, net	9,165	8,364
Deferred policy acquisition costs	5,418	4,722
Reinsurance and indemnification recoverables, net	9,606	10,024
Accrued investment income	423	339
Deferred income taxes	386	—
Property and equipment, net	987	939
Goodwill	3,502	3,502
Other assets, net	5,905	6,086
Total assets	97,957	99,440
Liabilities
Reserve for property and casualty insurance claims and claims expense	37,541	33,060
Reserve for future policy benefits	1,273	1,273
Contractholder funds	897	908
Unearned premiums	22,311	19,844
Claim payments outstanding	1,268	1,123
Deferred income taxes	—	833
Other liabilities and accrued expenses	9,353	9,296
Debt	7,964	7,976
Total liabilities	80,607	74,313
Commitments and Contingent Liabilities (Note 7, 9 and 15)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand shares issued and outstanding, $2,025 aggregate liquidation preference	1,970	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 263 million and 281 million shares outstanding	9	9
Additional capital paid-in	3,788	3,722
Retained income	50,954	53,294
Treasury stock, at cost (637 million and 619 million shares)	(36,857)	(34,471)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(2,253)	598
Unrealized foreign currency translation adjustments	(165)	(15)
Unamortized pension and other postretirement prior service credit	29	72
Total accumulated other comprehensive (loss) income	(2,389)	655
Total Allstate shareholders’ equity	17,475	25,179
Noncontrolling interest	(125)	(52)
Total equity	17,350	25,127
Total liabilities and equity	$97,957	$99,440
See notes to consolidated financial statements.
100 www.allstate.com

Financial Statements 2022 Form 10-K

The Allstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
($ in millions, except per share data)	2022	2021	2020
Preferred stock par value	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of year	1,970	1,970	2,248
Acquisition	—	450	—
Preferred stock redemption	—	(450)	(278)
Balance, end of year	1,970	1,970	1,970

Common stock par value	9	9	9
Common stock additional capital paid-in
Balance, beginning of year	3,722	3,498	3,463
Forward contract on accelerated share repurchase agreement	—	113	(38)
Equity incentive plans activity	66	111	73
Balance, end of year	3,788	3,722	3,498

Retained income
Balance, beginning of year	53,294	52,767	48,074
Cumulative effect of change in accounting principle	—	—	(88)
Net (loss) income	(1,311)	1,599	5,576
Dividends on common stock (declared per share of $3.40, $3.24 and $2.16)	(924)	(958)	(680)
Dividends on preferred stock	(105)	(114)	(115)
Balance, end of year	50,954	53,294	52,767

Treasury stock
Balance, beginning of year	(34,471)	(31,331)	(29,746)
Shares acquired	(2,496)	(3,262)	(1,700)
Shares reissued under equity incentive plans, net	110	122	115
Balance, end of year	(36,857)	(34,471)	(31,331)

Accumulated other comprehensive income (loss)
Balance, beginning of year	655	3,304	1,950
Change in unrealized net capital gains and losses	(2,851)	(2,582)	1,293
Change in unrealized foreign currency translation adjustments	(150)	(8)	52
Change in unamortized pension and other postretirement prior service credit	(43)	(59)	9
Balance, end of year	(2,389)	655	3,304
Total Allstate shareholders’ equity	17,475	25,179	30,217

Noncontrolling interest
Balance, beginning of period	(52)	—	—
Acquisition	—	(16)	—
Change in unrealized net capital gains and losses	(20)	(3)	—
Noncontrolling loss	(53)	(33)	—
Balance, end of period	(125)	(52)	—
Total equity	$17,350	$25,127	$30,217

See notes to consolidated financial statements.
The Allstate Corporation 101

2022 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
($ in millions)	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(1,364)	$1,566	$5,576
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	847	1,086	686
Net (gains) losses on investments and derivatives	1,072	(1,279)	(1,356)
Pension and other postretirement remeasurement (gains) losses	116	(644)	(51)
Amortization of deferred gain on reinsurance	—	(4)	(4)
Loss on disposition of operations, net of tax	—	4,031	—
Changes in:
Accident, health and other policy benefits	4,503	2,432	(44)
Unearned premiums	2,541	1,618	598
Deferred policy acquisition costs	(702)	(608)	(125)
Premium installment receivables, net	(1,038)	(498)	(3)
Reinsurance recoverables, net	408	(1,565)	(11)
Income taxes	(721)	349	(232)
Other operating assets and liabilities	(541)	(1,368)	457
Net cash provided by operating activities	5,121	5,116	5,491
Cash flows from investing activities
Proceeds from sales
Fixed income securities	31,494	31,774	31,950
Equity securities	10,969	4,513	8,405
Limited partnership interests	970	886	1,350
Mortgage loans	—	—	230
Other investments	1,071	1,406	340
Investment collections
Fixed income securities	728	2,284	2,235
Mortgage loans	163	860	626
Other investments	167	550	209
Investment purchases
Fixed income securities	(36,920)	(33,857)	(38,121)
Equity securities	(9,294)	(6,409)	(4,648)
Limited partnership interests	(1,258)	(1,766)	(1,265)
Mortgage loans	(104)	(221)	(203)
Other investments	(295)	(1,647)	(371)
Change in short-term and other investments, net	792	4,017	(3,871)
Purchases of property and equipment, net	(420)	(345)	(308)
Proceeds from sale of property and equipment	209	—	—
Acquisition of operations, net of cash acquired	—	(3,593)	1
Proceeds from disposition of operations, net of cash transferred	—	2,058	—
Net cash (used in) provided by investing activities	(1,728)	510	(3,441)
Cash flows from financing activities
Proceeds from issuance of debt	—	—	1,189
Redemption and repayment of debt	—	(436)	—
Redemption of preferred stock	—	(450)	(288)
Contractholder fund deposits	133	826	991
Contractholder fund withdrawals	(49)	(1,140)	(1,494)
Dividends paid on common stock	(926)	(885)	(668)
Dividends paid on preferred stock	(105)	(114)	(108)
Treasury stock purchases	(2,520)	(3,120)	(1,737)
Shares reissued under equity incentive plans, net	82	114	63
Other	(35)	(35)	41
Net cash used in financing activities	(3,420)	(5,240)	(2,011)
Net (decrease) increase in cash, including cash classified as assets held for sale	(27)	386	39
Cash from continuing operations at beginning of period	763	311	273
Cash classified as assets held for sale at beginning of period	—	66	65
Less: Cash classified as assets held for sale at end of period	—	—	66
Cash from continuing operations at end of period	$736	$763	$311
See notes to consolidated financial statements.
102 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Notes to Consolidated Financial Statements

Note 1	General
Basis of presentation
The accompanying consolidated financial statements include the accounts of The Allstate Corporation (the “Corporation”) and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property and casualty insurance company (collectively referred to as the “Company” or “Allstate”) and variable interest entities (“VIEs”) in which the Company is considered a primary beneficiary. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to current year presentation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Nature of operations
Allstate is engaged, principally in the United States, in the property and casualty insurance business. Allstate is one of the country’s largest personal property and casualty insurers and is organized into five reportable segments: Allstate Protection, Run-off Property Liability, Protection Services, Allstate Health and Benefits, and Corporate and Other.
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

Risks and uncertainties
Allstate has exposure to catastrophic events, including wind/hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, severe freeze events, volcanic eruptions, terrorism and industrial accidents.
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
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”) resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including travel restrictions, government-imposed shelter-in-place orders, quarantine periods, social distancing, and restrictions on large gatherings. These measures have moderated significantly, but new variants of the Coronavirus could result in further economic volatility. The Company continues to closely monitor and proactively adapt to developments and changing conditions. Currently, it is not possible to reliably estimate the continuing impact to the Company’s operations, but the effects have been and could be material.

The Allstate Corporation 103

2022 Form 10-K Notes to Consolidated Financial Statements
Certain growth and profitability comparisons to the prior year were impacted, in part, by the effects the Coronavirus had on prior year results. Throughout 2021 the Company experienced lower auto accident claim frequency and different claim patterns than historically experienced. Total auto claim frequency has since increased, but remains below pre-pandemic levels.
The Coronavirus has affected operations and may continue to significantly affect results of operations, financial condition and liquidity. The impact from the pandemic should be considered when comparing the current year to the prior years, including:
•Sales of new and retention of existing policies
•Rate changes and average gross premiums
•Supply chain disruptions and labor shortages impacts on the cost of settling claims
•Premium for transportation network products
•Driving behavior and auto accident frequency
•Hospital and outpatient claim costs
•Investment valuations and returns
•Bad debt and credit allowance exposure
•Consumer utilization of Milewise®, the Company’s pay-per-mile insurance product
•Retail sales in Allstate Protection Plans
This list is not inclusive of all potential impacts and should not be treated as such.

Note 2	Summary of Significant Accounting Policies
Investments
Fixed income securities include bonds and asset-backed securities (“ABS”). Fixed income securities, which may be sold prior to their contractual maturity, are designated as available-for-sale (“AFS”) and are carried at fair value. The difference between amortized cost, net of credit loss allowances (“amortized cost, net”) and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income (“AOCI”). The Company excludes accrued interest receivable from the amortized cost basis of its AFS fixed income securities. Cash received from calls and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.
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
Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS is determined considering estimated pay-downs, including prepayments, obtained from third-party data sources and internal estimates. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is generally recalculated on a prospective basis. Net investment income for AFS fixed income securities includes the impact of accreting the credit loss allowance for the time value of money. Accrual of income is suspended for fixed income securities when the timing and amount of cash flows expected to be received is not probable. Accrual of income is suspended for mortgage loans and bank loans that are in default or when full and timely collection of principal and interest payments is not probable. Accrued income receivable is monitored for recoverability, and when not expected
104 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

to be collected, is written off through net investment income. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of amortized cost.
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
Derivative and embedded derivative financial instruments
Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), warrants and stock rights, foreign currency forwards and total return swaps.
All derivatives are accounted for on a fair value basis and reported as other investments, other assets and other liabilities and accrued expenses. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statements of Cash Flows.
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
Revenues related to protection plans, other contracts (primarily finance and insurance products) and roadside assistance are deferred and earned over the term of the contract in a manner that recognizes revenue as obligations under the contracts are fulfilled. Revenues from these products are classified as premiums as the products are backed by insurance. Protection plans and finance and insurance premiums are recognized using a cost-based incurrence method over the term of the contracts, which is generally one to five years. Roadside assistance premiums are recognized evenly over the term of the contract as performance obligations are fulfilled.
The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums.

Unearned premiums
	December 31,
($ in millions)	2022	2021
Allstate Protection	$17,538	$15,762
Protection Services	4,745	4,054
Total	$22,283	$19,816
Protection Services For the year ended December 31, 2022, the Company recognized $1.46 billion of property and casualty insurance premiums for Protection Services that were included in the unearned premium balance as of December 31, 2021.
For the year ended December 31, 2021, the Company recognized $1.28 billion of property and casualty insurance premiums for Protection Services that were included in the unearned premium balance as of December 31, 2020.
The Company expects to recognize approximately $1.64 billion, $1.31 billion and $1.79 billion of the December 31, 2022 unearned premium balance in 2023, 2024 and thereafter, respectively.
The Allstate Corporation 105

2022 Form 10-K Notes to Consolidated Financial Statements
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

Rollforward of credit loss allowance for premium installment receivables
	For the years ended December 31,
($ in millions)	2022	2021
Beginning balance	$(107)	$(153)
Increase in the provision for credit losses	(313)	(293)
Write-off of uncollectible premium installment receivable amounts	288	339
Ending balance	$(132)	$(107)
Voluntary accident and health insurance products are expected to remain in force for an extended period and therefore are primarily classified as long-duration contracts. Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders, net of any credit loss allowance for uncollectible premiums. Benefits are reflected in accident, health and other policy benefits and recognized over the life of the policy in relation to premiums.
Interest-sensitive life contracts, such as universal life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and surrender of the contract prior to contractually specified dates. These contract charges are recognized as revenue when assessed against the contractholder account balance. Benefit payments in excess of the contractholder account balance are reflected in accident, health and other policy benefits.
Interest credited to contractholder funds, which are reported in accident, health and other policy benefits, represents interest accrued or paid on interest-sensitive life contracts. Crediting rates for interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.
Other revenue
Other revenue represents fees collected from policyholders relating to premium installment payments, commissions on sales of non-proprietary products, sales of identity protection services, fee-based services and other revenue transactions. Other revenue is recognized when performance obligations are fulfilled.
The Company collects service fees in the form of commission and general agent fees by selling policies issued by third-party insurance companies. The
Company recognizes Medicare-related and other accident and health commission revenues equal to the estimated life-time value of the revenues at the time when the policy is sold, net of an allowance for estimated policy cancellations, as no further performance obligations exist. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.
Deferred policy acquisition costs
Costs that are related directly to the successful acquisition of new or renewal policies or contracts are deferred and recorded as deferred policy acquisition costs (“DAC”). These costs are principally agent and broker remuneration, premium taxes and certain underwriting expenses. All other acquisition costs are expensed as incurred and included in operating costs and expenses.
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
106 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

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
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $13 million and $24 million as of December 31, 2022 and 2021, respectively. Amortization expense of the present value of future profits was $11 million, $323 million and $14 million in 2022, 2021 and 2020, respectively.
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
The Allstate Corporation 107

2022 Form 10-K Notes to Consolidated Financial Statements
The changes in the allowances are reported in property and casualty insurance claims and claims expense and accident, health and other policy benefits.
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
The amounts reported as indemnification recoverables include amounts paid and due from indemnitors as well as estimates of amounts expected to be recovered from indemnitors on insurance liabilities that have been incurred but not yet paid. The design and function of these indemnification programs does not result in the retention of insurance or reinsurance risk by the indemnitee. Based on the Company’s evaluation of these programs on an individual basis, the establishment of credit loss allowances is not warranted at this time. The Company has not experienced any historical credit losses related to its indemnification programs. The Company continues to monitor these programs to determine whether any changes from historical experience have emerged or are expected to emerge or whether there have been any changes in the design or administration of the programs that would require establishment of credit loss allowances.
Goodwill
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, less any impairment of goodwill recognized. The Company’s goodwill reporting units are equivalent to its reportable segments to which goodwill has been assigned: Allstate Protection, Protection Services, and Allstate Health and Benefits.

Goodwill by reporting unit
	December 31,
($ in millions)	2022	2021
Allstate Protection	$1,563	$1,563
Protection Services	1,494	1,494
Allstate Health and Benefits	445	445
Total	$3,502	$3,502
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
As of December 31, 2022 and 2021, the fair value of the Company’s goodwill reporting units exceeded their carrying values.
Intangible assets
Intangible assets (reported in other assets) consist of capitalized costs primarily related to acquired distribution and customer relationships, trade names and licenses, technology and other assets. The estimated useful lives of distribution and customer relationships, technology and other intangible assets are generally 10 years, 5 years and 7 years, respectively. Intangible assets are carried at cost less accumulated amortization.

Intangible assets by type
	December 31,
($ in millions)	2022	2021
Distribution and customer relationships	$697	$909
Trade names and licenses	179	206
Technology and other	301	305
Total	$1,177	$1,420
Amortization expense is calculated using an accelerated amortization method. Amortization expense on intangible assets was $353 million, $376 million and $118 million in 2022, 2021 and 2020, respectively.

Amortization expense of intangible assets for the next five years and thereafter
($ in millions)
2023	$313
2024	248
2025	201
2026	91
2027	64
Thereafter	88
Total amortization	$1,005
Accumulated amortization of intangible assets was $1.48 billion and $1.13 billion as of December 31, 2022 and 2021, respectively.
Trade names and licenses are considered to have an indefinite useful life and are reviewed for impairment at least annually or more frequent if circumstances arise that indicate an impairment may have occurred. An impairment is recognized if the carrying amount of the asset exceeds its estimated fair value.

108 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Property and equipment
Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.45 billion and $2.44 billion as of December 31, 2022 and 2021, respectively. Depreciation expense on property and equipment was $335 million, $411 million and $353 million in 2022, 2021 and 2020, respectively. The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Income taxes
Income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are DAC, unearned premiums, investments (including unrealized capital gains and losses), intangible assets and insurance reserves. A deferred tax asset valuation allowance is established when it is more likely than not such assets will not be realized. The Company recognizes interest expense related to income tax matters in income tax expense and penalties in operating costs and expenses.
Reserve for property and casualty insurance claims and claims expense
The reserve for property and casualty insurance claims and claims expense is the estimate of amounts necessary to settle all reported and unreported incurred claims for the ultimate cost of insured property and casualty losses, based upon the facts of each case and the Company’s experience with similar cases. Estimated amounts of salvage and subrogation are deducted from the reserve for claims and claims expense. The establishment of appropriate reserves, including reserves for catastrophe losses, is an inherently uncertain and complex process. Reserve estimates are primarily derived using an actuarial estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident or report year to create an estimate of how losses are likely to develop over time. Development factors are calculated quarterly and periodically throughout the year for data elements such as claims reported and settled, paid losses, and paid losses combined with case reserves. The effects of inflation are implicitly considered in the reserving process as a development factor using historic data incorporated as a reasonable estimate of future inflation. The Company has also digitized and modified claim processes to increase effectiveness and efficiency. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates, including the reserves for reported and unreported claims; however, when the Company experiences changes it may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability. Reserve estimates are regularly reviewed and updated, using the most current data and information available. Any resulting reestimates are reflected in current results of operations.
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
Accident and health short duration contracts The reserve for future policy benefits includes unpaid losses and loss adjustment expense (“LAE”) reserves for individual and certain voluntary accident and health short-duration contracts and is an estimate of the Company’s liability from incurred claims at the end of the reporting period. The unpaid losses and LAE reserves are the result of an ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting its reserves, the Company reviews its loss data to estimate expected loss development. Management believes that its use of standard actuarial methodology applied to its analyses of its historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimate, and may be affected by future events, including inflation and changes in law and judicial interpretations, which
The Allstate Corporation 109

2022 Form 10-K Notes to Consolidated Financial Statements
would favorably or unfavorably impact the ultimate settlement of the Company’s losses and LAE.
The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. In addition to inflation, the average severity of claims is affected by a number of factors that may vary by types and features of policies written. Future average severities are projected from historical trends, adjusted for implemented changes in underwriting standards and policy provisions, as well as general economic trends. These estimated trends are monitored and revised as necessary based on actual development.
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
Contractholder funds
Contractholder funds represent interest-bearing liabilities arising primarily from the sale of interest-sensitive life insurance contracts. Contractholder funds primarily comprise cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.
Pension and other postretirement remeasurement gains and losses
The Company’s policy is to remeasure its pension and postretirement plans on a quarterly basis. Pension and other postretirement gains and losses represent the remeasurement of projected benefit obligations and differences between the expected and actual return on plan assets, which are immediately recognized in earnings and are referred to as pension and other postretirement remeasurement gains and losses on the Consolidated Statements of Operations.
Differences in actual experience and changes in other assumptions affect the Company’s pension and other postretirement obligations and expenses. Differences between expected and actual returns on plan assets affect remeasurement gains and losses.
The primary factors contributing to pension and postretirement remeasurement gains and losses are:

• Changes in the discount rate used to value pension and postretirement obligations as of the measurement date
• Differences between the expected and the actual return on plan assets
• Changes in demographic assumptions, including mortality and participant experience
• Changes in lump sum interest rates used to value pension obligations as of the measurement date
Pension and other postretirement service cost, interest cost, expected return on plan assets and amortization of prior service credits are allocated to the Company’s reportable segments. The pension and other postretirement remeasurement gains and losses are reported in the Corporate and Other segment.
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
Debt
Debt includes senior notes, senior debentures, subordinated debentures and junior subordinated debentures issued by the Corporation. Unamortized debt issuance costs and fair value adjustments are reported in debt and are amortized over the expected period the debt will remain outstanding.
Equity incentive plans
The Company has equity incentive plans under which it grants nonqualified stock options, restricted stock units and performance stock awards (“equity awards”) to certain employees and directors of the Company. The Company measures the fair value of equity awards at the grant date and recognizes the expense over the shorter of the period in which the requisite service is rendered or retirement eligibility is attained. The expense for performance stock awards with no market condition is adjusted each period to reflect the performance factor most likely to be achieved at the end of the performance period. The expense for performance stock awards with a market condition is based on the fair value of the awards at the grant date which incorporates the probability of achieving the market condition. In the event the market condition is not met, any previously recognized expense is not reversed. The Company uses a binomial lattice model to determine the fair value of employee stock options. The Company uses a Monte Carlo simulation model to determine the fair value of performance stock awards with a market condition.

110 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

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

Allowance for credit losses
	As of December 31,
($ in millions)	2022	2021
Fixed income securities	$13	$6
Mortgage loans	7	6
Bank loans	57	61
Investments	77	73
Premium installment receivables	132	107
Reinsurance recoverables	65	74
Other assets	19	26
Assets	293	280

Commitments to fund mortgage loans and bank loans	—	—
Liabilities	—	—
Total	$293	$280
Leases
The Company has certain operating leases for office facilities, computer and office equipment, and vehicles. The Company’s leases have remaining lease terms of generally 1 year to 8 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 60 days.
The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs for these leases are recorded as an expense on a straight-line basis over the lease term. Operating leases with terms greater than one year result in a lease liability recorded in other liabilities with a corresponding right-of-use (“ROU”) asset recorded in other assets. As of December 31, 2022 and 2021, the Company had $343 million and $465 million in lease liabilities and $234 million and $314 million in ROU assets, respectively.
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
Operating lease costs are recognized on a straight-line basis over the lease term and include interest expense on the lease liability and amortization of the ROU asset. Variable lease costs are expensed as incurred and include maintenance costs and real estate taxes. Lease costs are reported in operating costs and expenses and totaled $131 million and $162 million, including $23 million and $30 million of variable lease costs in 2022 and 2021, respectively.

Other information related to operating leases
	December 31,
	2022	2021
Weighted average remaining lease term (years)	4	5
Weighted average discount rate	3.08%	3.09%

Maturity of lease liabilities
($ in millions)	Operating leases
2023	$100
2024	97
2025	71
2026	41
2027	26
Thereafter	32
Total lease payments	$367
Less: interest	(24)
Present value of lease liabilities	$343

The Allstate Corporation 111

2022 Form 10-K Notes to Consolidated Financial Statements
Consolidation of variable interest entities
A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not participate in the gains and losses of the entity. The Company consolidates VIEs in which the Company is deemed the primary beneficiary. The primary beneficiary is the entity that has both (1) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and (2) the power to direct the activities of the VIE that most significantly affect that entity’s economic performance.
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
The Company completed its sale of the life and annuity business in 2021.
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
The unrealized gains and losses from the translation of the net assets are recorded as unrealized foreign currency translation adjustments and included in AOCI. Changes in unrealized foreign currency translation adjustments are included in other comprehensive income (“OCI”). Gains and losses from foreign currency transactions are reported in operating costs and expenses and have not been material.
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
112 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Computation of basic and diluted earnings per common share
	For the years ended December 31,
($ in millions, except per share data)	2022	2021	2020
Numerator:
Net (loss) income from continuing operations	$(1,364)	$5,159	$5,429
Less: Net loss attributable to noncontrolling interest	(53)	(33)	—
Net (loss) income from continuing operations attributable to Allstate	(1,311)	5,192	5,429
Less: Preferred stock dividends	105	114	115
Net (loss) income from continuing operations applicable to common shareholders	(1,416)	5,078	5,314
Income (loss) from discontinued operations, net of tax	—	(3,593)	147
Net (loss) income applicable to common shareholders	$(1,416)	$1,485	$5,461

Denominator:
Weighted average common shares outstanding	271.2	294.8	311.6
Effect of dilutive potential common shares (1):
Stock options	—	2.7	2.2
Restricted stock units (non-participating) and performance stock awards	—	1.6	1.7
Weighted average common and dilutive potential common shares outstanding	271.2	299.1	315.5

Earnings per share applicable to common shareholders
Basic
Continuing operations	$(5.22)	$17.23	$17.06
Discontinued operations	—	(12.19)	0.47
Total	$(5.22)	$5.04	$17.53

Diluted (1)
Continuing operations	$(5.22)	$16.98	$16.84
Discontinued operations	—	(12.02)	0.47
Total	$(5.22)	$4.96	$17.31

Anti-dilutive options excluded from diluted earnings per common share	1.7	1.3	2.9
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	3.1	—	—
(1)As a result of the net loss reported for the year ended December 31, 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.

The Allstate Corporation 113

2022 Form 10-K Notes to Consolidated Financial Statements
Pending accounting standard
Accounting for Long-Duration Insurance Contracts In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance revising the accounting for certain long-duration insurance contracts. As disclosed in Note 3, the Company sold substantially all of its life and annuity business in scope of the new standard. The Company’s reserves and DAC for certain voluntary and individual life and accident and health insurance products are subject to the new guidance.
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
In December 2022, the FASB issued Accounting Standards Update No. 2022-05 (“ASU 2022-05”) that provides reporting entities with an accounting policy election to not apply the new guidance to insurance contracts in-force on the January 1, 2021 transition date but sold prior to the January 1, 2023 effective date provided certain conditions are met. The Company will make an election to not apply the new guidance to sold contracts that meet the conditions included in ASU 2022-05.
The Company will adopt the new guidance effective January 1, 2023, using the modified retrospective approach. The Company is finalizing its implementation activities which include updating processes and controls resulting from the new guidance, model validation, and establishing new accounting policies and practices for validating model inputs and assumptions on a periodic basis.

Impact of adoption at January 1, 2021

Decrease in equity	$250 million to $350 million
Decrease in retained income	$15 million to $35 million
Decrease in AOCI	$235 million to $315 million
The expected decrease in equity includes the anticipated decrease in AOCI primarily attributable to a change in the discount rate used in measuring the liability for future policy benefits for traditional life contracts and other long-term products with guaranteed terms from a portfolio-based rate at contract issuance to an upper-medium grade fixed income-based rate. The expected decrease in equity also includes the anticipated decrease in retained income which primarily relates to certain long-term contracts with guaranteed terms with net premium ratios that are required to be adjusted at the transition date. The impact on equity, AOCI, and retained income excludes sold contracts that would meet the conditions included in ASU 2022-05.

Impact of adoption to AOCI and net income
	As of and for the years ended December 31,
	2022	2021
Ending AOCI (1)	$0 million to $(50) million	$(200) million to $(250) million
Increase in net income	$5 million to $20 million	$5 million to $20 million
(1)Represents the impact of adoption to the ending balance of AOCI reported on the Consolidated Statements of Financial Position.
The estimated impact to AOCI at transition date will decline significantly at the effective date due to the increase in the discount rate between the transition date and effective date.

Note 3	Acquisitions and Dispositions
Acquisitions
National General On January 4, 2021, the Company completed the acquisition of National General Holdings Corp. (“National General”), an insurance holding company serving customers predominantly through independent agents for property and casualty and accident and health products.
National General provides personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed auto and property, health and other niche insurance products. This acquisition increased the Company’s market share in personal property-liability and enhanced its independent agent distribution platform.
114 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

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
(3)Subsequent to the acquisition, the Company repaid $100 million of 7.625% Subordinated Notes and $72 million of Subordinated Debentures on February 3, 2021 and March 15, 2021, respectively. As of December 31, 2022, the Company had principal balance remaining of $350 million 6.750% Senior Notes due 2024, with a fair value adjustment of $26 million.
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
SafeAuto On October 1, 2021, the Company completed the acquisition of Safe Auto Insurance Group, Inc. (“SafeAuto”), a non-standard auto insurance carrier focused on providing state-minimum private-passenger auto insurance direct to consumers with coverage options in 28 states, for $267 million in cash. Starting in the fourth quarter of 2021, the Allstate Protection segment includes SafeAuto.
In connection with the acquisition, the Company recorded goodwill of $79 million, intangible assets of $31 million and value of business acquired of $7 million. The intangible assets include $25 million and $6 million related to acquired customer relationships and licenses, respectively.
On December 17, 2021, subsequent to the acquisition, the Company redeemed the outstanding principal of SafeAuto’s trust preferred securities for $13 million.
The Allstate Corporation 115

2022 Form 10-K Notes to Consolidated Financial Statements
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
In connection with the sale of ALIC and certain affiliates, the sale agreement includes a provision related to contingent consideration that may be earned over a ten-year period with the first potential payment date commencing on January 1, 2026 and a final potential payment date of January 1, 2035. The contingent consideration is determined annually based on the average ten-year Treasury rate over the preceding three-year period compared to a designated rate. The contingent consideration meets the definition of a derivative and is accounted for on a fair value basis with periodic changes in fair value reflected in earnings. See Note 7 for further details.
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

Financial results from discontinued operations
	For the years ended December 31,
($ in millions)	2021	2020
Revenues
Life premiums and contract charges	$1,109	$1,350
Net investment income	1,336	1,262
Net gains (losses) on investments and derivatives	195	269
Total revenues	2,640	2,881

Costs and expenses
Life contract benefits	1,315	1,726
Interest credited to contractholder funds	414	605
Amortization of DAC	87	153
Operating costs and expenses	163	238
Restructuring and related charges	31	7
Total costs and expenses	2,010	2,729

Amortization of deferred gain on reinsurance	4	4

Income from discontinued operations before income tax expense	634	156

Income tax expense	136	9

Income from discontinued operations, net of tax	498	147

Loss on disposition of operations	(4,315)	—
Income tax benefit	(224)	—
Loss on disposition of operations, net of tax	(4,091)	—

(Loss) income from discontinued operations, net of tax	$(3,593)	$147
116 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Major classes of assets and liabilities disposed in transactions
($ in millions)	Closing (1)
Assets
Investments
Fixed income securities, at fair value	$26,425
Equity securities, at fair value	11
Mortgage loans, net	2,662
Limited partnership interests	1,624
Short-term, at fair value	643
Other investments, net	690
Total investments	$32,055
Cash	1,081
Deferred policy acquisitions costs	996
Reinsurance recoverables, net	1,979
Accrued investment income	240
Other assets	536
Separate accounts	3,465
Total assets	$40,352

Liabilities
Reserve for future policy benefits	$11,573
Contractholder funds	15,880
Deferred income taxes	834
Other liabilities and accrued expenses	452
Separate accounts	3,465
Total liabilities	$32,204
(1)The Company closed the sales of Allstate Life Insurance Company of New York and Allstate Life Insurance Company and certain affiliates on October 1, 2021 and November 1, 2021, respectively.

Cash flows from discontinued operations
	For the years ended December 31,
($ in millions)	2021	2020
Net cash provided by operating activities from discontinued operations	$634	$311
Net cash provided by investing activities from discontinued operations	984	330

Note 4	Reportable Segments
The Company’s chief operating decision maker reviews financial performance and makes decisions about the allocation of resources for the five reportable segments. These segments are described below and align with the Company’s key product and service offerings.
Allstate Protection principally offers private passenger auto and homeowners insurance in the United States and Canada, with earned premiums accounting for 85.4% of Allstate’s 2022 consolidated revenues. Allstate Protection primarily operates in the U.S. (all 50 states and the District of Columbia (“D.C.”)) and Canada. For 2022, the top geographic locations for statutory direct premiums for the Allstate Protection segment were Texas, California, New York and Florida. No other jurisdiction accounted for more than 5% of statutory direct premiums for Allstate Protection. Revenues from external customers generated outside the United States were $1.94 billion, $1.86 billion and $1.57 billion in 2022, 2021 and 2020, respectively.
Run-off Property-Liability includes property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s. Our exposure to asbestos, environmental and other run-off lines claims arises principally from direct excess commercial insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off.
Protection Services comprise Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection. Protection Services offer consumer product protection plans, finance and insurance products (including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel and paintless dent repair protection), roadside assistance, device and mobile data collection services and analytic solutions using automotive telematics information and identity protection. Protection Services primarily operates in the U.S. and Canada, with Allstate Protection Plans also offering services in Europe, Australia and Asia. Revenues from external customers generated outside the United
The Allstate Corporation 117

2022 Form 10-K Notes to Consolidated Financial Statements
States relate to consumer product protection plans sold primarily in the European Union and were $258 million, $232 million and $188 million in 2022, 2021 and 2020, respectively.
Allstate Health and Benefits offers employer voluntary benefits, group health and individual health products, including life, accident, critical illness, hospital, short-term disability and other health products. Allstate Health and Benefits primarily operates in the U.S. (all 50 states and D.C.) and Canada. For 2022, the top geographic locations for statutory direct accident, health and life insurance premiums were Florida, Texas, Georgia and Ohio. No other jurisdiction accounted for more than 5% of statutory direct accident, health and life insurance premiums. Revenues from external customers generated outside the United States relate to voluntary accident and health insurance sold in Canada and were not material.
Corporate and Other comprises holding company activities and certain non-insurance operations, including expenses associated with strategic initiatives.
Beginning in the first quarter of 2021, National General results are included in the following segments:
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
118 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Reportable segments financial performance
	For the years ended December 31,
($ in millions)	2022	2021	2020
Underwriting income (loss) by segment
Allstate Protection	$(2,782)	$1,785	$4,569
Run-off Property-Liability	(129)	(120)	(144)
Total Property-Liability	(2,911)	1,665	4,425

Adjusted net income (loss) by segment, after-tax
Protection Services	169	179	153
Allstate Health and Benefits	222	208	96
Corporate and Other	(422)	(433)	(428)

Reconciling items
Property-Liability net investment income	2,190	3,118	1,421
Net gains (losses) on investments and derivatives	(1,072)	1,084	1,087
Pension and other postretirement remeasurement gains (losses)	(116)	644	51
Curtailment gains (losses)	—	—	8
Business combination expenses and amortization of purchased intangibles (1)	(113)	(157)	(106)
Business combination fair value adjustment	—	6	—
Gain (loss) on disposition (2)	89	—	—
Income tax benefit (expense) on reconciling items and other	496	(1,270)	(1,393)
Total reconciling items	1,474	3,425	1,068

Income (loss) from discontinued operations	—	(3,612)	157
Income tax benefit (expense) from discontinued operations	—	19	(10)
Total from discontinued operations	$—	$(3,593)	$147

Less: Net loss attributable to noncontrolling interest (3)	(52)	(34)	—

Net (loss) income applicable to common shareholders	$(1,416)	$1,485	$5,461
(1)Excludes amortization or impairment of purchased intangibles in Property-Liability, which is included above in underwriting income.
(2)Includes $83 million related to the gain on sale of headquarters in the fourth quarter of 2022 reported as other revenue in Corporate and Other segment.
(3)Reflects net loss attributable to noncontrolling interest in Property-Liability.
The Allstate Corporation 119

2022 Form 10-K Notes to Consolidated Financial Statements

Reportable segments revenue information
	For the years ended December 31,
($ in millions)	2022	2021	2020
Property-Liability
Insurance premiums
Auto	$29,715	$27,623	$24,640
Homeowners	10,912	9,927	8,254
Other personal lines	2,159	2,077	1,919
Commercial lines	1,123	827	767
Allstate Protection	43,909	40,454	35,580
Run-off Property-Liability	—	—	—
Total Property-Liability insurance premiums	43,909	40,454	35,580
Other revenue	1,416	1,437	857
Net investment income	2,190	3,118	1,421
Net gains (losses) on investments and derivatives	(877)	1,021	990
Total Property-Liability	46,638	46,030	38,848

Protection Services
Protection Plans	1,307	1,132	909
Roadside assistance	202	192	188
Finance and insurance products	486	440	396
Intersegment premiums and service fees (1)	149	175	147
Other revenue	347	354	208
Net investment income	48	43	44
Net gains (losses) on investments and derivatives	(52)	25	30
Total Protection Services	2,487	2,361	1,922

Allstate Health and Benefits
Employer voluntary benefits	1,036	1,031	1,094
Group health	385	350	—
Individual health	412	440	—
Other revenue	402	359	—
Net investment income	69	74	78
Net gains (losses) on investments and derivatives	(44)	7	8
Total Allstate Health and Benefits	2,260	2,261	1,180

Corporate and Other
Other revenue	179	22	—
Net investment income	96	58	47
Net gains (losses) on investments and derivatives	(99)	31	59
Total Corporate and Other	176	111	106

Intersegment eliminations (1)	(149)	(175)	(147)
Consolidated revenues	$51,412	$50,588	$41,909
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the consolidated financial statements.
120 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Additional significant financial performance data
	For the years ended December 31,
($ in millions)	2022	2021	2020
Amortization of DAC
Property-Liability	$5,570	$5,313	$4,642
Protection Services	928	795	658
Allstate Health and Benefits	146	144	177
Consolidated	$6,644	$6,252	$5,477

Income tax expense (benefit)
Property-Liability	$(427)	$1,151	$1,382
Protection Services	5	39	26
Allstate Health and Benefits	39	50	28
Corporate and Other	(111)	49	(63)
Consolidated	$(494)	$1,289	$1,373
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

Reportable segment total assets, investments and deferred policy acquisition costs
	As of December 31,
($ in millions)	2022	2021
Assets
Property-Liability	$82,744	$84,846
Protection Services	6,922	6,909
Allstate Health and Benefits	3,720	4,015
Corporate and Other	4,571	3,670
Consolidated	$97,957	$99,440

Investments (1)
Property-Liability	$54,011	$57,258
Protection Services	1,917	1,890
Allstate Health and Benefits	1,872	2,191
Corporate and Other	4,029	3,362
Consolidated	$61,829	$64,701

Deferred policy acquisition costs
Property-Liability	$2,146	$1,951
Protection Services	2,768	2,294
Allstate Health and Benefits	504	477
Consolidated	$5,418	$4,722
(1)The balances reflect the elimination of related party investments between segments.

Note 5	Investments

Portfolio composition
	As of December 31,
($ in millions)	2022	2021
Fixed income securities, at fair value	$42,485	$42,136
Equity securities, at fair value	4,567	7,061
Mortgage loans, net	762	821
Limited partnership interests	8,114	8,018
Short-term investments, at fair value	4,173	4,009
Other investments, net	1,728	2,656
Total	$61,829	$64,701
The Allstate Corporation 121

2022 Form 10-K Notes to Consolidated Financial Statements

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
December 31, 2022
U.S. government and agencies	$8,123	$6	$(231)	$7,898
Municipal	6,500	36	(326)	6,210
Corporate	28,562	46	(2,345)	26,263
Foreign government	997	—	(40)	957
ABS	1,188	4	(35)	1,157
Total fixed income securities	$45,370	$92	$(2,977)	$42,485

December 31, 2021
U.S. government and agencies	$6,287	$12	$(26)	$6,273
Municipal	6,130	279	(16)	6,393
Corporate	26,834	688	(192)	27,330
Foreign government	982	9	(6)	985
ABS	1,143	14	(2)	1,155
Total fixed income securities	$41,376	$1,002	$(242)	$42,136

Scheduled maturities for fixed income securities
	As of December 31, 2022		As of December 31, 2021
($ in millions)	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$2,870	$2,836	$1,105	$1,111
Due after one year through five years	26,546	25,217	21,039	21,291
Due after five years through ten years	11,035	9,870	13,808	14,079
Due after ten years	3,731	3,405	4,281	4,500
	44,182	41,328	40,233	40,981
ABS	1,188	1,157	1,143	1,155
Total	$45,370	$42,485	$41,376	$42,136
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
	For the years ended December 31,
($ in millions)	2022	2021	2020
Fixed income securities	$1,255	$1,148	$1,232
Equity securities	132	100	78
Mortgage loans	33	43	34
Limited partnership interests	985	1,973	238
Short-term investments	82	5	17
Other investments	162	195	124
Investment income, before expense	2,649	3,464	1,723
Investment expense	(246)	(171)	(133)
Net investment income	$2,403	$3,293	$1,590

Net gains (losses) on investments and derivatives by asset type
	For the years ended December 31,
($ in millions)	2022	2021	2020
Fixed income securities	$(875)	$425	$925
Equity securities	(900)	520	117
Mortgage loans	(1)	20	(1)
Limited partnership interests	(191)	(52)	(14)
Derivatives	874	49	49
Other investments	21	122	11
Net gains (losses) on investments and derivatives	$(1,072)	$1,084	$1,087
122 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Net gains (losses) on investments and derivatives by transaction type
	For the years ended December 31,
($ in millions)	2022	2021	2020
Sales	$(832)	$578	$974
Credit losses	(54)	(42)	(32)
Valuation change of equity investments (1)	(1,060)	499	96
Valuation change and settlements of derivatives	874	49	49
Net gains (losses) on investments and derivatives	$(1,072)	$1,084	$1,087
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
	For the years ended December 31,
($ in millions)	2022	2021	2020
Gross realized gains	$136	$587	$1,105
Gross realized losses	(1,004)	(158)	(177)

Net appreciation (decline) recognized in net income for assets that are still held
	For the years ended December 31,
($ in millions)	2022	2021	2020
Equity securities	$(466)	$377	$247
Limited partnership interests carried at fair value	(5)	435	150
Total	$(471)	$812	$397

Credit losses recognized in net income
	For the years ended December 31,
($ in millions)	2022	2021	2020
Assets
Fixed income securities:
Corporate	$(6)	$(5)	$(1)
ABS	(1)	1	(2)
Total fixed income securities	(7)	(4)	(3)
Mortgage loans	(1)	18	(1)
Limited partnership interests	(4)	(34)	(6)
Other investments
Bank loans	(26)	(22)	(23)
Real estate	(16)	—	—
Total credit losses by asset type	$(54)	$(42)	$(33)

Liabilities
Commitments to fund commercial mortgage loans and bank loans	—	—	1
Total	$(54)	$(42)	$(32)

The Allstate Corporation 123

2022 Form 10-K Notes to Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2022		Gains	Losses
Fixed income securities	$42,485	$92	$(2,977)	$(2,885)
Short-term investments	4,173	—	(1)	(1)
Derivative instruments	—	—	(3)	(3)
Limited partnership interests (1)				2
Unrealized net capital gains and losses, pre-tax				(2,887)
Other unrealized net capital gains and losses, pre-tax (2)				26
Deferred income taxes				608
Unrealized net capital gains and losses, after-tax				$(2,253)

December 31, 2021
Fixed income securities	$42,136	$1,002	$(242)	$760
Short-term investments	4,009	—	—	—
Derivative instruments	—	—	(3)	(3)
Limited partnership interests				(1)
Unrealized net capital gains and losses, pre-tax				756
Other unrealized net capital gains and losses, pre-tax (2)				5
Deferred income taxes				(163)
Unrealized net capital gains and losses, after-tax				$598
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

Change in unrealized net capital gains (losses)
	For the years ended December 31,
($ in millions)	2022	2021	2020
Fixed income securities	$(3,645)	$(1,771)	$2,152
Short-term investments	(1)	—	—
Derivative instruments	—	—	—
Limited partnerships interests	3	—	—
Investments classified as held for sale	—	(2,369)	—
Total	(3,643)	(4,140)	2,152
Other unrealized net capital gains and losses, pre-tax	21	865	(510)
Deferred income taxes	771	693	(349)
(Decrease) increase in unrealized net capital gains and losses, after-tax	$(2,851)	$(2,582)	$1,293

124 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Mortgage loans The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled $762 million and $821 million, net of credit loss allowance, as of December 31, 2022 and 2021, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower.

Principal geographic distribution of commercial real estate exceeding 5% of the mortgage loans portfolio
	As of December 31,
(% of mortgage loan portfolio carrying value)	2022	2021
California	24.9%	19.6%
Texas	16.3	20.4
Washington	7.3	4.3
Florida	6.4	6.0
Tennessee	6.1	5.7
Ohio	5.6	5.3
Massachusetts	2.6	5.7
Illinois	2.4	6.7

Types of properties collateralizing the mortgage loan portfolio
	As of December 31,
(% of mortgage loan portfolio carrying value)	2022	2021
Apartment complex	30.2%	35.3%
Retail	27.4	23.8
Office	17.5	18.5
Warehouse	16.0	11.0
Other	8.9	11.4
Total	100.0%	100.0%

Contractual maturities of the mortgage loan portfolio
	As of December 31, 2022
($ in millions)	Number of loans	Amortized cost, net	Percent
2023	6	$61	8.0%
2024	5	89	11.7
2025	7	85	11.2
2026	5	100	13.1
Thereafter	28	427	56.0
Total	51	$762	100.0%
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

Carrying value for limited partnership interests
	As of December 31, 2022			As of December 31, 2021
($ in millions)	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$5,372	$1,217	$6,589	$4,905	$1,434	$6,339
Real estate	1,013	29	1,042	823	97	920
Other (1)	483	—	483	759	—	759
Total	$6,868	$1,246	$8,114	$6,487	$1,531	$8,018
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.

The Allstate Corporation 125

2022 Form 10-K Notes to Consolidated Financial Statements
Municipal bonds The Company maintains a diversified portfolio of municipal bonds, including tax exempt and taxable securities, which totaled $6.21 billion and $6.39 billion as of December 31, 2022 and 2021, respectively. The balance as of December 31, 2022 includes $4.64 billion of tax exempt securities. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Principal geographic distribution of municipal bond issuers exceeding 5% of the portfolio
	As of December 31,
(% of municipal bond portfolio carrying value)	2022	2021
Texas	9.6%	8.7%
California	8.5	11.8
New York	6.7	5.1
Illinois	5.6	4.1
Pennsylvania	5.4	5.4
Florida	5.0	4.2
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of December 31, 2022 and 2021, the fair value of short-term investments totaled $4.17 billion and $4.01 billion, respectively.
Other investments Other investments primarily consist of bank loans, real estate, policy loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Policy loans are carried at unpaid principal balances. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.

Other investments by asset type
	As of December 31,
($ in millions)	2022	2021
Bank loans, net	$686	$1,574
Real estate	813	809
Policy loans	120	148
Derivatives	1	12
Other	108	113
Total	$1,728	$2,656
Concentration of credit risk As of December 31, 2022, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholders’ equity, other than the U.S. government and its agencies.
Securities loaned The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2022 and 2021, fixed income and equity securities with a carrying value of $1.93 billion and $1.38 billion, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $6 million, $1 million and $2 million in 2022, 2021 and 2020, respectively.
Other investment information Included in fixed income securities are below investment grade assets totaling $4.10 billion and $7.50 billion as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, fixed income securities and short-term investments with a carrying value of $198 million were on deposit with regulatory authorities as required by law.
As of December 31, 2022, the carrying value of fixed income securities and other investments that were non-income producing was $66 million.

126 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $389 million and $311 million as of December 31, 2022, and 2021, respectively, and is reported within the accrued investment income line of the Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

The Allstate Corporation 127

2022 Form 10-K Notes to Consolidated Financial Statements

Rollforward of credit loss allowance for fixed income securities
	For the years ended December 31,
($ in millions)	2022	2021	2020
Beginning balance	$(6)	$(2)	$—
Credit losses on securities for which credit losses not previously reported	(1)	(5)	(2)
Net increases related to credit losses previously reported	(6)	1	—
Reduction of allowance related to sales	—	—	—
Write-offs	—	—	—
Ending balance	$(13)	$(6)	$(2)

Components of credit loss allowance
Corporate bonds	$(11)	$(6)	$(1)
ABS	(2)	—	(1)
Total	$(13)	$(6)	$(2)

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position

	Less than 12 months			12 months or more
($ in millions)	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2022
Fixed income securities
U.S. government and agencies	112	$4,900	$(138)	75	$2,393	$(93)	$(231)
Municipal	3,015	3,944	(215)	507	740	(111)	(326)
Corporate	2,085	18,072	(1,389)	845	6,105	(956)	(2,345)
Foreign government	74	739	(22)	42	200	(18)	(40)
ABS	194	874	(27)	83	109	(8)	(35)
Total fixed income securities	5,480	$28,529	$(1,791)	1,552	$9,547	$(1,186)	$(2,977)
Investment grade fixed income securities	4,959	$25,487	$(1,409)	1,437	$8,791	$(1,009)	$(2,418)
Below investment grade fixed income securities	521	3,042	(382)	115	756	(177)	(559)
Total fixed income securities	5,480	$28,529	$(1,791)	1,552	$9,547	$(1,186)	$(2,977)

December 31, 2021
Fixed income securities
U.S. government and agencies	112	$5,451	$(24)	4	$72	$(2)	$(26)
Municipal	767	1,213	(15)	2	14	(1)	(16)
Corporate	1,197	9,725	(176)	22	130	(16)	(192)
Foreign government	51	415	(6)	4	3	—	(6)
ABS	80	500	(2)	53	8	—	(2)
Total fixed income securities	2,207	$17,304	$(223)	85	$227	$(19)	$(242)
Investment grade fixed income securities	1,993	$15,391	$(188)	71	$183	$(8)	$(196)
Below investment grade fixed income securities	214	1,913	(35)	14	44	(11)	(46)
Total fixed income securities	2,207	$17,304	$(223)	85	$227	$(19)	$(242)
128 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Gross unrealized losses by unrealized loss position and credit quality as of December 31, 2022
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(2,058)	$(388)	$(2,446)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(360)	(171)	(531)
Total unrealized losses	$(2,418)	$(559)	$(2,977)
(1)Below investment grade fixed income securities include $302 million that have been in an unrealized loss position for less than twelve months.
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
Investment grade is defined as a security having a National Association of Insurance Commissioners (“NAIC”) designation of 1 or 2, which is comparable to a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”), a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.
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
As of December 31, 2022, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
The Allstate Corporation 129

2022 Form 10-K Notes to Consolidated Financial Statements
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Consolidated Statements of Financial Position.

Accrued interest
	As of December 31,
($ in millions)	2022	2021
Mortgage loans	$3	$2
Bank Loans	3	4
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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	December 31, 2022							December 31, 2021
($ in millions)	2017 and prior	2018	2019	2020	2021	Current	Total	Total
Below 1.0	$—	$—	$—	$—	$—	$18	$18	$—
1.0 - 1.25	10	—	—	10	—	22	42	46
1.26 - 1.50	37	5	102	—	—	7	151	160
Above 1.50	36	73	136	42	217	54	558	621
Amortized cost before allowance	$83	$78	$238	$52	$217	$101	$769	$827
Allowance							(7)	(6)
Amortized cost, net							$762	$821
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of December 31, 2022, 2021 and 2020.

Rollforward of credit loss allowance for mortgage loans
	For the years ended December 31,
($ in millions)	2022	2021	2020
Beginning balance	$(6)	$(67)	$(3)
Cumulative effect of change in accounting principle	—	—	(42)
Net (increases) decreases related to credit losses	(1)	40	(39)
Reduction of allowance related to sales	—	21	17
Write-offs	—	—	—
Ending balance (1)	$(7)	$(6)	$(67)
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
130 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Bank loans amortized cost by credit rating and year of origination
($ in millions)	December 31, 2022							December 31, 2021
	2017 and prior	2018	2019	2020	2021	Current	Total	Total
NAIC 2 / BBB	$—	$—	$6	$6	$37	$5	$54	$86
NAIC 3 / BB	6	—	5	2	239	14	266	656
NAIC 4 / B	7	16	17	15	241	33	329	768
NAIC 5-6 / CCC and below	21	10	36	8	14	5	94	125
Amortized cost before allowance	$34	$26	$64	$31	$531	$57	$743	$1,635
Allowance							(57)	(61)
Amortized cost, net							$686	$1,574

Rollforward of credit loss allowance for bank loans
	For the years ended December 31,
($ in millions)	2022	2021	2020
Beginning balance	$(61)	$(67)	$—
Cumulative effect of change in accounting principle	—	—	(53)
Net decreases related to credit losses	(26)	(15)	(28)
Reduction of allowance related to sales	30	21	9
Write-offs	—	—	5
Ending balance (1)	$(57)	$(61)	$(67)
(1)Includes $16 million of credit loss allowance for bank loans that are classified as held for sale as of December 31, 2020.

Note 6	Fair Value of Assets and Liabilities
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
The Allstate Corporation 131

2022 Form 10-K Notes to Consolidated Financial Statements
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
ABS: The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, collateral performance, and credit spreads. Certain ABS are valued based on non-binding broker quotes whose inputs have been corroborated to be market observable. Residential mortgage-backed securities (“MBS”), included in ABS, use prepayment speeds as a primary input for valuation.
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
132 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

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
•Other investments: Certain OTC derivatives, such as interest rate caps, certain credit default swaps and certain options (including swaptions), are valued using models that are widely accepted in the financial services industry. These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility. Other primary inputs include interest rate yield curves and credit spreads and quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.
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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of December 31, 2022, the Company has commitments to invest $214 million in these limited partnership interests.
The Allstate Corporation 133

2022 Form 10-K Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value
	As of December 31, 2022
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$7,878	$20	$—		$7,898
Municipal	—	6,189	21		6,210
Corporate - public	—	18,547	69		18,616
Corporate - privately placed	—	7,592	55		7,647
Foreign government	—	957	—		957
ABS	—	1,129	28		1,157
Total fixed income securities	7,878	34,434	173		42,485
Equity securities	3,936	298	333		4,567
Short-term investments	508	3,659	6		4,173
Other investments	—	23	3	$(22)	4
Other assets	3	—	103		106
Total recurring basis assets	12,325	38,414	618	(22)	51,335
Non-recurring basis	—	—	23		23
Total assets at fair value	$12,325	$38,414	$641	$(22)	$51,358
% of total assets at fair value	24.0%	74.8%	1.2%	—%	100.0%

Investments reported at NAV					1,246
Total					$52,604
Liabilities
Other liabilities	$(1)	$(25)	$—	$21	$(5)
Total recurring basis liabilities	(1)	(25)	—	21	(5)
Total liabilities at fair value	$(1)	$(25)	$—	$21	$(5)
% of total liabilities at fair value	20.0%	500.0%	—%	(420.0)%	100.0%

134 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

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
As of December 31, 2022 and 2021, Level 3 fair value measurements of fixed income securities total $173 million and $144 million, respectively, and include $70 million and $41 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $21 million and $16 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
The Allstate Corporation 135

2022 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2022
	Balance as of December 31, 2021	Total gains (losses) included in:		Transfers						Balance as of December 31, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$1	$2	$—	$2	$—	$—	$(2)	$21
Corporate - public	20	—	(5)	—	—	66	(10)	—	(2)	69
Corporate - privately placed	66	19	2	—	—	34	(65)	—	(1)	55
ABS	40	1	—	—	(28)	17	—	—	(2)	28
Total fixed income securities	144	20	(2)	2	(28)	119	(75)	—	(7)	173
Equity securities	349	16	—	—	—	13	(45)	—	—	333
Short-term investments	5	—	—	—	—	23	—	—	(22)	6
Other investments	2	2	—	—	—	—	(1)	—	—	3
Other assets	65	38	—	—	—	—	—	—	—	103
Total recurring Level 3 assets	565	76	(2)	2	(28)	155	(121)	—	(29)	618
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2021
	Balance as of December 31, 2020	Total gains (losses) included in:		Transfers						Balance as of December 31, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$—	$—	$1	$—	$3	$—	$—	$(3)	$18
Corporate - public	67	1	(1)	—	—	13	(53)	—	—	20
Corporate - privately placed	63	(2)	3	10	—	6	(23)	—	(5)	66
ABS	79	—	1	4	(32)	47	(5)	—	(54)	40
Total fixed income securities	226	(1)	3	15	(32)	69	(81)	—	(62)	144
Equity securities	304	61	—	—	—	43	(160)	—	—	349
Short-term investments	35	—	—	—	—	5	—	—	(35)	5
Other investments	—	—	—	—	—	3	(1)	—	—	2
Other assets	—	65	—	—	—	—	—	—	—	65
Assets held for sale	267	3	(1)	17	(13)	4	(163)	—	(6)	—
Total recurring Level 3 assets	832	128	2	32	(45)	124	(405)	—	(103)	565
Liabilities
Liabilities held for sale	(516)	35	—	—	—	—	492	(28)	17	—
Total recurring Level 3 liabilities	$(516)	$35	$—	$—	$—	$—	$492	$(28)	$17	$—

136 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2020
	Balance as of December 31, 2019	Total gains (losses) included in:		Transfers						Balance as of December 31, 2020
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$22	$—	$—	$—	$—	$—	$(3)	$—	$(2)	$17
Corporate - public	36	—	1	1	—	48	(19)	—	—	67
Corporate - privately placed	32	—	(5)	21	—	17	(2)	—	—	63
ABS	84	(1)	—	54	(49)	59	(26)	—	(42)	79
Total fixed income securities	174	(1)	(4)	76	(49)	124	(50)	—	(44)	226
Equity securities	255	—	—	—	—	57	(8)	—	—	304
Short-term investments	25	—	—	—	(25)	35	—	—	—	35
Assets held for sale	284	1	(8)	52	(42)	24	(37)	—	(7)	267
Total recurring Level 3 assets	738	—	(12)	128	(116)	240	(95)	—	(51)	832
Liabilities
Liabilities held for sale	(462)	(43)	—	—	—	—	—	(34)	23	(516)
Total recurring Level 3 liabilities	$(462)	$(43)	$—	$—	$—	$—	$—	$(34)	$23	$(516)

Total Level 3 gains (losses) included in net income
	For the years ended December 31,
($ in millions)	2022	2021	2020
Net investment income	$15	$1	$(16)
Net gains (losses) on investments and derivatives	61	124	15
Transfers into Level 3 during 2022, 2021 and 2020 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
Transfers out of Level 3 during 2022, 2021 and 2020 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The Allstate Corporation 137

2022 Form 10-K Notes to Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of December 31,
($ in millions)	2022	2021	2020
Assets
Fixed income securities:
Corporate - public	$—	$—	$(1)
Corporate - privately placed	1	(2)	—
Total fixed income securities	1	(2)	(1)
Equity securities	14	28	(1)
Other investments	2	—	—
Other assets	38	65	—
Total recurring Level 3 assets	$55	$91	$(2)
Liabilities
Liabilities held for sale	$—	$—	$(43)
Total recurring Level 3 liabilities	—	—	(43)
Total included in net income	$55	$91	$(45)

Components of net income
Net investment income	$14	$1	$(16)
Net gains (losses) on investments and derivatives	41	90	14
Total included in net income	$55	$91	$(2)

Assets
Municipal	$1	$—	$—
Corporate - public	(5)	—	1
Corporate - privately placed	—	3	(5)
Assets held for sale	—	—	(5)
Changes in unrealized net capital gains and losses reported in OCI	$(4)	$3	$(9)

Financial instruments not carried at fair value
($ in millions)		December 31, 2022		December 31, 2021
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$762	$700	$821	$853
Bank loans	Level 3	686	686	1,574	1,634

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$50	$50	$55	$55
Debt	Level 2	7,964	7,449	7,976	9,150
Liability for collateral	Level 2	2,011	2,011	1,444	1,444
(1)Represents the amounts reported on the Consolidated Statements of Financial Position.
138 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Note 7	Derivative Financial Instruments and Off-balance Sheet Financial Instruments
The Company uses derivatives for risk reduction and to increase investment portfolio returns through asset replication. Risk reduction activity is focused on managing the risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations.
Asset replication refers to the “synthetic” creation of assets through the use of derivatives. The Company replicates fixed income securities using a combination of a credit default swap, index total return swap, options, futures, or a foreign currency forward contract and one or more highly rated fixed income securities, primarily investment grade host bonds, to synthetically replicate the economic characteristics of one or more cash market securities. The Company replicates equity securities using futures, index total return swaps, and options to increase equity exposure.
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
Prior to December 31, 2022, the Company also had derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income.
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
In connection with the sale of ALIC and certain affiliates in 2021, the sale agreement includes a provision related to contingent consideration that may be earned over a ten-year period with the first potential payment date commencing on January 1, 2026 and a final potential payment date of January 1, 2035. The contingent consideration is determined annually based on the average 10-year Treasury rate over the preceding 3-year period compared to a designated rate. The contingent consideration meets the definition of a derivative and is accounted for on a fair value basis with periodic changes in fair value reflected in earnings.
The Allstate Corporation 139

2022 Form 10-K Notes to Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2022
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	24,380	$3	$3	$—
Equity and index contracts
Futures	Other assets	n/a	343	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	$354	n/a	1	14	(13)
Contingent consideration	Other assets	250	n/a	103	103	—
Credit default contracts
Credit default swaps – buying protection	Other investments	24	n/a	—	1	(1)
Total asset derivatives		$628	24,723	$107	$121	$(14)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	1,624	$—	$—	$—
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	1,229	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$283	n/a	—	7	(7)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	525	n/a	(3)	1	(4)
Total liability derivatives		808	2,853	(4)	$8	$(12)
Total derivatives		$1,436	27,576	$103
(1)Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
140 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

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

Gross and net amounts for OTC derivatives (1)
		Offsets
($ in millions)	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2022
Asset derivatives	$23	$(22)	$—	$1	$—	$1
Liability derivatives	(22)	22	(1)	(1)	—	(1)

December 31, 2021
Asset derivatives	$23	$(24)	$2	$1	$—	$1
Liability derivatives	(10)	24	(17)	(3)	—	(3)
(1)All OTC derivatives are subject to enforceable master netting agreements.
The Allstate Corporation 141

2022 Form 10-K Notes to Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Accident, health and other policy benefits	Operating costs and expenses	(Loss) income from discontinued operations	Total gain (loss) recognized in net income on derivatives
2022
Interest rate contracts	$737	$—	$—	$—	$737
Equity and index contracts	94	—	(43)	—	51
Contingent consideration	—	—	38	—	38
Foreign currency contracts	47	—	(6)	—	41
Credit default contracts	(4)	—	—	—	(4)
Other contracts	—	—	(1)	—	(1)
Total	$874	$—	$(12)	$—	$862

2021
Interest rate contracts	$22	$—	$—	$—	$22
Equity and index contracts	(7)	27	45	—	65
Contingent consideration	—	—	—	65	65
Foreign currency contracts	32	—	—	—	32
Credit default contracts	7	—	—	—	7
Total return swaps - fixed income	4	—	—	—	4
Total	$58	$27	$45	$65	$195

2020
Interest rate contracts	$36	$—	$—	$—	$36
Equity and index contracts	15	—	29	—	44
Foreign currency contracts	(13)	—	—	—	(13)
Credit default contracts	6	—	—	—	6
Total return swaps - fixed income	1	—	—	—	1
Total return swaps - equity	4	—	—	—	4
Total	$49	$—	$29	$—	$78
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

OTC cash and securities collateral pledged
($ in millions)	December 31, 2022
Pledged by the Company	$11
Pledged to the Company (1)	12
(1)$10 million of collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
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
142 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	December 31, 2022				December 31, 2021
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$128	$5	$—	1	$199	$7	$—
A	1	192	7	—	1	367	9	—
Total	2	$320	$12	$—	2	$566	$16	$—
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	December 31, 2022
Pledged by the Company	$177
Received by the Company	—
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

($ in millions)	December 31, 2022	December 31, 2021
Gross liability fair value of contracts containing credit-risk-contingent features	$21	$8
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(11)	(7)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(10)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$1
Credit derivatives - selling protection
A credit default swap (“CDS”) is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the “reference entity” or a portfolio of “reference entities”), in return for a periodic premium. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. CDS typically have a five-year term. As of December 31, 2022, there were no open CDS positions.

The Allstate Corporation 143

2022 Form 10-K Notes to Consolidated Financial Statements

CDS notional amounts by credit rating and fair value of protection sold
	Notional amount
($ in millions)	AAA	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2021
Single name
Corporate debt	$—	$—	$—	$—	$5	$5	$—
Index
Corporate debt	2	4	46	190	8	250	6
Total	$2	$4	$46	$190	$13	$255	$6
In selling protection with CDS, the Company sells credit protection on an identified single name or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement. With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the reference entity’s public fixed maturity cash instruments and swap rates at the time the agreement is executed. CDX is utilized to take a position on multiple (generally 125) reference entities. Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference entities. If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement. In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset. When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at the time of settlement. For CDX, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration. The maximum payout on a CDS is the contract notional amount. A physical settlement may afford the Company with recovery rights as the new owner of the asset.
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

Contractual amounts of off-balance sheet financial instruments
	As of December 31,
($ in millions)	2022	2021
Commitments to invest in limited partnership interests	$2,778	$2,720
Private placement commitments	114	104
Other loan commitments	10	16
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
144 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

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
The Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges. In addition, as of both December 31, 2022 and 2021, the Company holds interests of $123 million in the form of surplus notes included in other liabilities and expenses on the Statement of Assets and Liabilities of the Reciprocal Exchanges that provide capital to the Reciprocal Exchanges and would absorb any expected losses. The Company is therefore the primary beneficiary. In addition, the Company provides quota share reinsurance on the property business of the Reciprocal Exchanges.
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company.
The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $164 million and $181 million of earned premiums in 2022 and 2021, respectively.
Claims and claims expenses were $130 million and $135 million in 2022 and 2021, respectively.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	December 31, 2022	December 31, 2021
Assets
Fixed income securities	$302	$324
Short-term investments	13	30
Deferred policy acquisition costs	15	15
Premium installment and other receivables, net	43	42
Reinsurance recoverables, net	97	114
Other assets	90	82
Total assets	560	607
Liabilities
Reserve for property and casualty insurance claims and claims expense	209	226
Unearned premiums	171	175
Other liabilities and expenses	311	265
Total liabilities	$691	$666

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns or data, it applies actuarial judgment in the determination and selection of development factors to develop reserve liabilities. For example, the Coronavirus has had a significant impact on driving patterns and auto frequency. Supply chain disruptions
The Allstate Corporation 145

2022 Form 10-K Notes to Consolidated Financial Statements
have resulted in higher parts costs, used car values and longer time to claim resolution, which have combined with labor shortages to increase physical damage loss costs. Medical inflation, treatment trends, attorney representation, litigation costs and more severe accidents have contributed to higher third-party bodily injury loss costs. The company has also digitized and modified claim processes to increase effectiveness and efficiency. These factors may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability. Generally, the initial reserves for a new accident year are established based on claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, driving behaviors, miles driven or other factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors, the effectiveness and efficiency of claim practices and changes in mix of claim types. The Company mitigates these effects through various loss management programs. When such changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves. The Company’s reserving process incorporates changes in loss patterns, operational statistics and changes in claims reporting processes to determine its best estimate of recorded reserves.
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
Management believes that the reserve for property and casualty insurance claims and claims expense, net of recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the Consolidated Statements of Financial Position based on available facts, laws and regulations.

Rollforward of reserve for property and casualty insurance claims and claims expense
($ in millions)	2022	2021	2020
Balance as of January 1	$33,060	$27,610	$27,712
Less recoverables (1)	(9,479)	(7,033)	(6,912)
Net balance as of January 1	23,581	20,577	20,800
National General acquisition as of January 4, 2021	—	1,797	—
SafeAuto acquisition as of October 1, 2021	—	134	—
Incurred claims and claims expense related to:
Current year	35,523	29,196	22,437
Prior years	1,741	122	(436)
Total incurred	37,264	29,318	22,001
Claims and claims expense paid related to:
Current year	(20,739)	(18,438)	(14,245)
Prior years	(11,741)	(9,807)	(7,979)
Total paid	(32,480)	(28,245)	(22,224)
Net balance as of December 31	28,365	23,581	20,577
Plus recoverables	9,176	9,479	7,033
Balance as of December 31	$37,541	$33,060	$27,610
(1) Recoverables comprises reinsurance and indemnification recoverables. See Note 11 for further details.
146 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Reconciliation of total claims and claims expense incurred and paid by coverage
	December 31, 2022
($ in millions)	Incurred	Paid
Allstate Protection
Auto insurance - liability coverage	$14,376	$(11,173)
Auto insurance - physical damage coverage	9,411	(8,802)
Homeowners insurance	6,971	(5,977)
Total auto and homeowners insurance	30,758	(25,952)
Other personal lines	1,520	(1,317)
Commercial lines	1,256	(817)
Protection Services	440	(438)
Run-off Property-Liability	116	(86)
Unallocated loss adjustment expenses (“ULAE”)	3,048	(2,847)
Claims incurred and paid from before 2018	80	(787)
Other (1)	46	(236)
Total	$37,264	$(32,480)
(1)Paid and incurred amounts primarily related to the effect of foreign currency translation adjustments. Additionally, paid includes the acquisition of SafeAuto.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the calendar year. This expense includes losses from catastrophes of $3.11 billion, $3.34 billion and $2.81 billion in 2022, 2021 and 2020, respectively, net of recoverables. Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
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

Prior year reserve reestimates included in claims and claims expense (1)
	Twelve months ended December 31,
	Non-catastrophe losses			Catastrophe losses			Total
($ in millions)	2022	2021	2020	2022	2021(2)(3)	2020 (4)	2022	2021	2020
Auto	$1,249	$178	$(63)	$(64)	$(29)	$(44)	$1,185	$149	$(107)
Homeowners	113	12	(17)	81	(165)	(422)	194	(153)	(439)
Other personal lines	(34)	(96)	(27)	2	(11)	(39)	(32)	(107)	(66)
Commercial lines	273	116	34	(1)	3	2	272	119	36
Run-off Property-Liability (5)	125	116	141	—	—	—	125	116	141
Protection Services	(3)	(2)	(1)	—	—	—	(3)	(2)	(1)
Total prior year reserve reestimates	$1,723	$324	$67	$18	$(202)	$(503)	$1,741	$122	$(436)
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
(4)Includes approximately $495 million of favorable reserve reestimates related to the PG&E Corporation and Southern California Edison subrogation settlements, which primarily impacted homeowners.
(5)The Company’s 2022, 2021 and 2020 annual reserve review, using established industry and actuarial best practices, resulted in unfavorable reestimates of $118 million, $111 million and $132 million, respectively.
Unfavorable reserve reestimates for personal auto are primarily from bodily injury and physical damage coverages. Increases in injury coverages reflect recent data and updated assumptions related to severity of third-party bodily injury claims, increased claims with attorney representation, litigation costs, increased medical treatment utilization and higher medical inflation. Increases in physical damage reflect the ongoing inflationary factors and supply chain shortages impacting used vehicle and parts prices, labor rates and length of claim resolution. Delays in the receipt of claims, including third-party carrier claims also contributed to the adverse development of claims reported in prior
The Allstate Corporation 147

2022 Form 10-K Notes to Consolidated Financial Statements
years. The estimate of the year-to-date current report year claim severity increased in the fourth quarter for bodily injury and physical damage coverages to reflect continued increases in loss costs.
Personal auto insurance claim frequency has continued to increase, but remains below 2019 levels. Late reported claim frequency attributable to prior accident years also impacted reserve reestimates.
Unfavorable reserve reestimates for commercial are primarily from auto injury coverages for both shared economy and traditional segments with a large portion of the traditional segment increase related to states where the Company will no longer be selling new business.
The following presents information about incurred and paid claims development as of December 31, 2022, net of recoverables, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for claims and claims expense, including both reported and IBNR claims. The cumulative number of reported claims is identified by coverage and excludes reported claims for industry pools and facilities where information is not available. The information about incurred and paid claims development for the 2018 to 2022 years, and the average annual percentage payout of incurred claims by age as of December 31, 2022, is presented as required supplementary information.
Auto insurance – liability coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2018 (1)	2019 (1)	2020 (1)	2021	2022
2018	$9,788	$9,758	$9,798	$9,835	$9,928	$93	$603	2,500,972
2019	—	10,526	10,471	10,716	10,905	189	1,242	2,637,152
2020	—	—	8,748	8,744	8,984	240	1,813	1,904,004
2021	—	—	—	10,365	10,823	458	3,488	2,291,873
2022	—	—	—	—	13,396		8,904	2,311,893
				Total	$54,036	$980
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2018 accident years						152
Prior year reserve reestimates for ULAE						18
Other						4
Total prior year reserve reestimates						$1,154

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2018 (1)	2019 (1)	2020 (1)	2021	2022
2018	$3,663	$6,404	$7,785	$8,703	$9,325
2019	—	3,974	7,080	8,651	9,663
2020	—	—	3,135	5,858	7,171
2021	—	—	—	3,601	7,335
2022	—	—	—	—	4,492
				Total	$37,986
All outstanding liabilities before 2018, net of recoverables					1,332
Liabilities for claims and claim adjustment expenses, net of recoverables					$17,382
(1) Results include certain National General commercial lines insurance products.

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2022
	1 year	2 years	3 years	4 years	5 years
Auto insurance – liability coverage	37.6%	28.7%	13.3%	8.5%	5.3%
148 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Auto insurance – physical damage coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2018 (1)	2019 (1)	2020 (1)	2021	2022
2018	$5,775	$5,692	$5,647	$5,640	$5,637	$(3)	$—	4,686,877
2019	—	6,255	6,174	6,136	6,134	(2)	(1)	4,861,875
2020	—	—	5,495	5,407	5,381	(26)	(7)	4,013,428
2021	—	—	—	7,285	7,342	57	(23)	4,587,385
2022	—	—	—	—	9,385		1,060	4,711,189
				Total	$33,879	$26
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2018 accident years						—
Prior year reserve reestimates for ULAE						3
Other						2
Total prior year reserve reestimates						$31

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2018 (1)	2019 (1)	2020 (1)	2021	2022
2018	$5,464	$5,681	$5,638	$5,635	$5,637
2019	—	5,947	6,144	6,138	6,135
2020	—	—	5,129	5,415	5,388
2021	—	—	—	6,860	7,365
2022	—	—	—	—	8,325
				Total	$32,850
All outstanding liabilities before 2018, net of recoverables					11
Liabilities for claims and claim adjustment expenses, net of recoverables					$1,040
(1)Results include certain National General commercial lines insurance products.

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2022
	1 year	2 years	3 years	4 years	5 years
Auto insurance – physical damage coverage	95.2%	4.4%	(0.3)%	(1.5)%	1.6%
The Allstate Corporation 149

2022 Form 10-K Notes to Consolidated Financial Statements
Homeowners insurance

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2018 (1)	2019 (1)	2020 (1)	2021	2022
2018	$5,145	$5,251	$4,947	$4,818	$4,852	$34	$42	898,857
2019	—	4,853	4,912	4,920	4,931	11	85	869,860
2020	—	—	5,781	5,827	5,921	94	137	989,034
2021	—	—	—	6,404	6,532	128	385	992,897
2022	—	—	—	—	6,704		2,724	705,357
				Total	$28,940	$267
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2018 accident years						(72)
Prior year reserve reestimates for ULAE						2
Other						(3)
Total prior year reserve reestimates						$194

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2018 (1)	2019 (1)	2020 (1)	2021	2022
2018	$3,768	$4,873	$4,749	$4,736	$4,810
2019	—	3,527	4,576	4,768	4,846
2020	—	—	4,257	5,548	5,784
2021	—	—	—	4,538	6,147
2022	—	—	—	—	3,980
				Total	$25,567
All outstanding liabilities before 2018, net of recoverables					86
Liabilities for claims and claim adjustment expenses, net of recoverables					$3,459
(1)Results include National General packaged policies, which include auto, and commercial lines insurance products.

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2022
	1 year	2 years	3 years	4 years	5 years
Homeowners insurance	72.0%	21.3%	2.9%	0.8%	0.8%
150 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Reconciliation of the net incurred and paid claims development tables above to the reserve for property and casualty insurance claims and claims expense
($ in millions)	As of December 31, 2022
Net outstanding liabilities
Allstate Protection
Auto insurance - liability coverage	$17,382
Auto insurance - physical damage coverage	1,040
Homeowners insurance	3,459
Other personal lines	1,558
Commercial lines	1,857
Protection Services	36
Run-off Property-Liability (1)	1,370
ULAE	1,649
Other (2)	14
Net reserve for property and casualty insurance claims and claims expense	28,365

Recoverables
Allstate Protection
Auto insurance - liability coverage	7,214
Auto insurance - physical damage coverage	44
Homeowners insurance	666
Other personal lines	320
Commercial lines	292
Protection Services	11
Run-off Property-Liability	503
ULAE	126
Total recoverables	9,176
Gross reserve for property and casualty insurance claims and claims expense	$37,541
(1)Run-off Property-Liability includes business in run-off with most of the claims related to accident years more than 30 years ago. IBNR reserves represent $765 million of the total reserves as of December 31, 2022.
(2)Primarily related to the unamortized fair value adjustment related to the acquisition of National General.

Note 10	Reserve for Future Policy Benefits and Contractholder Funds

Reserve for future policy benefits
	As of December 31,
($ in millions)	2022	2021
Traditional life insurance and other	$318	$313
Accident and health insurance	955	960
Reserve for future policy benefits	$1,273	$1,273

Key assumptions generally used in calculating the reserve for future policy benefits
Product	Mortality	Interest rate	Estimation method
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 1.8% to 7.0%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 2.0% to 7.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims

The Allstate Corporation 151

2022 Form 10-K Notes to Consolidated Financial Statements
Accident and health short-duration contracts
The following presents information about incurred and paid claims development as of December 31, 2022, net of recoverables, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for future policy benefits, including both reported and IBNR claims. The Company’s accident and health claims are counted by claim number assigned to each claimant per illness, injury or death, regardless of number of services rendered for each incident. Claims closed without payment are not included in the cumulative number of reported accident and health claims. The information about incurred and paid claims development for the 2018 to 2022 years, as of December 31, 2022, is presented as required supplementary information.
Group and individual accident and health

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables					IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					As of December 31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2018	2019	2020	2021	2022
2018	$235	$205	$203	$203	$203	$—	292,491
2019	—	257	239	242	242	—	311,662
2020	—	—	297	293	294	4	414,634
2021	—	—	—	424	420	12	671,483
2022	—	—	—	—	437	162	427,124
				Total	$1,596

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2018	2019	2020	2021	2022
2018	$126	$201	$203	$203	$203
2019	—	158	234	242	242
2020	—	—	184	284	290
2021	—	—	—	272	408
2022	—	—	—	—	275
				Total	$1,418
All outstanding liabilities before 2018, net of recoverables					—
Liabilities for claims and claim adjustment expenses, net of recoverables					$178

Reconciliation of the net incurred and paid claims development tables above to the reserve for future policy benefits
($ in millions)	As of December 31, 2022
Net outstanding liabilities
Group and individual accident and health short-duration contracts	$178
Other accident and health short-duration contracts	31
Long duration accident and health insurance	592
Long duration traditional life insurance and other	324
ULAE	9
Net reserve for future policy benefits	1,134
Recoverables
Group and individual accident and health short-duration contracts	35
Other accident and health short-duration contracts	—
Insurance lines other than short-duration	104
ULAE	—
Gross reserve for future policy benefits	$1,273

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2022
	1 year	2 years	3 years	4 years	5 years
Group and individual accident and health	63.0%	34.3%	2.1%	0.6%	—%
152 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Contractholder funds for interest-sensitive life insurance were $847 million and $853 million as of December 31, 2022 and 2021, respectively.

Contractholder funds activity
	For the years ended December 31,
($ in millions)	2022	2021	2020
Balance, beginning of year	$908	$857	$915
Deposits	133	118	121
Interest credited	32	34	33
Benefits	(21)	(41)	(34)
Surrenders and partial withdrawals	(28)	(23)	(61)
Contract charges	(121)	(107)	(123)
Other adjustments	(6)	70	6
Balance, end of year	$897	$908	$857

Note 11	Reinsurance and Indemnification

Effects of reinsurance and indemnification on property and casualty premiums written and earned and accident and health insurance premiums and contract charges
	For the years ended December 31,
($ in millions)	2022	2021	2020
Property and casualty insurance premiums written
Direct	$50,065	$45,523	$38,695
Assumed	245	213	105
Ceded	(1,824)	(1,736)	(1,142)
Property and casualty insurance premiums written, net of recoverables	$48,486	$44,000	$37,658

Property and casualty insurance premiums earned
Direct	$47,552	$43,944	$38,115
Assumed	221	178	99
Ceded	(1,869)	(1,904)	(1,141)
Property and casualty insurance premiums earned, net of recoverables	$45,904	$42,218	$37,073

Accident and health insurance premiums and contract charges
Direct	$1,840	$1,878	$1,093
Assumed	31	21	14
Ceded	(38)	(78)	(13)
Accident and health insurance premiums and contract charges, net of recoverables	$1,833	$1,821	$1,094
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
	As of December 31,
($ in millions)	2022	2021
Property and casualty
Paid and due from reinsurers and indemnitors	$291	$391
Unpaid losses estimated (including IBNR)	9,176	9,479
Total property and casualty	$9,467	$9,870
Accident and health insurance	139	154
Total	$9,606	$10,024
The Allstate Corporation 153

2022 Form 10-K Notes to Consolidated Financial Statements

Rollforward of credit loss allowance for reinsurance recoverables
	For the years ended December 31,
($ in millions)	2022	2021
Property and casualty (1) (2)
Beginning balance	$(66)	$(59)
Increase in the provision for credit losses	(5)	(8)
Write-offs	9	1
Ending balance	$(62)	$(66)

Accident and health insurance
Beginning balance	$(8)	$(1)
Decrease/(Increase) in the provision for credit losses	5	(7)
Write-offs	—	—
Ending Balance	$(3)	$(8)
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
Indemnification programs
The Company participates in state-based industry pools or facilities mandating participation by insurers offering certain coverage in their state, including the Michigan Catastrophic Claims Association (“MCCA”), the New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”), the North Carolina Reinsurance Facility (“NCRF”) and the Florida Hurricane Catastrophe Fund (“FHCF”). When the Company pays qualifying claims under the coverage indemnified by a state’s pool or facility, the Company is reimbursed for the qualifying claim losses and expenses. Each state pool or facility may assess participating companies to collect sufficient amounts to meet its total indemnification requirements. The enabling legislation for each state’s pool or facility compels the pool or facility only to indemnify participating companies for qualifying claim losses and expenses; the state pool or facility does not underwrite the coverage or take on the ultimate risk of the indemnified business. As a pass through, these pools or facilities manage the receipt of assessments paid by participating companies and payment of indemnified amounts for covered claims presented by participating companies. The Company has not had any credit losses related to these indemnification programs.
State-based industry pools or facilities
Michigan Catastrophic Claims Association The MCCA is a statutory indemnification mechanism for member insurers’ qualifying personal injury protection claims paid for the unlimited lifetime medical benefits above the applicable retention level for qualifying injuries from automobile, motorcycle and commercial vehicle accidents. Indemnification recoverables on paid and unpaid claims, including IBNR, as of December 31, 2022 and 2021 include $6.72 billion and $6.70 billion, respectively, from the MCCA for its indemnification obligation.
The MCCA is funded by annually assessing participating member companies actively writing motor vehicle coverage in Michigan on a per vehicle basis that is currently $86 per vehicle insured for unlimited personal injury protection (“PIP”) coverage. The MCCA’s calculation of the annual assessment is based upon the total of members’ actuarially determined present value of expected payments on lifetime claims by all persons expected to be catastrophically injured in that year and ultimately qualify for MCCA reimbursement, its operating expenses, and adjustments for the amount of excesses or deficiencies in prior assessments. The MCCA has also included in its calculation, the impacts of the auto insurance reforms which have begun to phase in since their passage in June 2019, including the PIP medical fee schedule that became effective July 2, 2021. The assessment is incurred by the Company as policies are written and recovered as a component of premiums from the Company’s customers.
The MCCA indemnifies qualifying claims of all current and former member companies (whether or not actively writing motor vehicle coverage in Michigan) for qualifying claims and claims expenses incurred while the member companies were actively writing the mandatory PIP coverage in Michigan. Member
154 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

companies actively writing automobile coverage in Michigan include the MCCA annual assessments in determining the level of premiums to charge insureds in the state.
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
The MCCA annual assessments fund current operations and member company reimbursements. The MCCA prepares statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Michigan Department of Insurance and Financial Services (“MI DOI”). The MI DOI has granted the MCCA a statutory permitted practice that expires in June 30, 2025 to discount its liabilities for loss and loss adjustment expense. As of June 30, 2022, the date of its most recent annual financial report, the MCCA had cash and invested assets of $21.82 billion and an accumulated deficit of $3.68 billion. The permitted practice reduced the accumulated deficit by $44.89 billion. As a result of this deficit, there will be an additional assessment of $48 per passenger and commercial vehicle and motorcycle insured beginning July 1, 2023 with varying assessments for commercial fleet and historical vehicles.
As a result of the auto insurance reforms passed in June 2019, the MCCA announced on November 3, 2021 that the surplus reported for the fiscal year ended June 30, 2021 had increased beyond a level necessary to safely cover its expected losses and expenses and will return a portion of its surplus to its member insurance companies as a pass-through to issue a refund of $400 per vehicle and $80 per historical vehicle to the policyholders. At the time the returned surplus was received, a liability was recorded until the refunds were disbursed to the policyholders. All refunds have been sent to policyholders as of December 31, 2022.
New Jersey Property-Liability Insurance Guaranty Association PLIGA serves as the statutory administrator of the Unsatisfied Claim and Judgment Fund (“UCJF”), Workers’ Compensation Security Fund and the New Jersey Surplus Lines Insurance Guaranty Fund.
In addition to its insolvency protection responsibilities, PLIGA reimburses insurers for unlimited excess medical benefits (“EMBs”) paid in connection with PIP claims in excess of $75,000 for policies issued or renewed prior to January 1, 1991, and limited EMB claims in excess of $75,000 and capped at $250,000 for policies issued or renewed on or after January 1, 1991, to December 31, 2003.
A significant portion of the incurred claim reserves and the recoverables can be attributed to a small number of catastrophic claims. Assessments paid to PLIGA for the EMB program totaled $7 million in 2022. The amounts of paid and unpaid recoverables as of December 31, 2022 and 2021 were $330 million and $371 million, respectively.
PLIGA annually assesses all admitted property and casualty insurers writing covered lines in New Jersey for PLIGA indemnification and expenses. PLIGA assessments may be recouped as a surcharge on premiums collected. PLIGA does not ultimately retain underwriting risk as it assesses member companies for their expected qualifying losses to provide funding for payment of its indemnification obligation to member companies for their actual losses. As a pass through, PLIGA facilitates these transactions of receipt of assessments paid by member companies and payment to member companies for covered claims presented by them for indemnification. As of December 31, 2021, the date of its most recent annual financial report, PLIGA had a fund balance of $268 million.
As statutory administrator of the UCJF, PLIGA provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger pedestrian personal injury protection benefits when no other coverage is available.
PLIGA annually collects a UCJF assessment from all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for UCJF indemnification and expenses. UCJF assessments can be expensed as losses recoverable in rates as appropriate. As of December 31, 2021, the date of its most recent annual financial report, the UCJF fund had a balance of $62 million.
North Carolina Reinsurance Facility The NCRF provides automobile liability insurance to drivers that private market insurers are not otherwise willing to insure. All insurers licensed to write automobile insurance in North Carolina are members of the NCRF. Premiums, losses and expenses are assigned to the NCRF. North Carolina law allows the NCRF to recoup
The Allstate Corporation 155

2022 Form 10-K Notes to Consolidated Financial Statements
operating losses for certain insureds through a surcharge to policyholders. As of September 30, 2022, the NCRF reported a deficit of $148 million in members’ equity. The NCRF implemented a loss recoupment surcharge on all private passenger and commercial fleet policies effective October 1, 2022, through March 31, 2023. Member companies are assessed the recoupment surcharge. The loss recoupment surcharge will be adjusted on April 1, 2023 and discontinued once losses are recovered. The NCRF results are shared by the member companies in proportion to their respective North Carolina automobile liability writings. For the fiscal year ending September 30, 2022, net loss was $81 million, including $1.1 billion of earned premiums, $302 million of certain private passenger auto risk recoupment and $37 million of member loss recoupments. As of December 31, 2022, the NCRF recoverables on paid claims is $52 million and recoverables on unpaid claims is $240 million. Paid recoverable balances, if covered, are typically settled within sixty days of monthly filing.
Florida Hurricane Catastrophe Fund Allstate subsidiaries Castle Key Insurance Company (“CKIC”) and Castle Key Indemnity Company (“CKI”, and together with CKIC, “Castle Key”) participate in the mandatory coverage provided by the FHCF and therefore have access to reimbursement for certain qualifying Florida hurricane losses from the FHCF. Castle Key has exposure to assessments and pays annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to participating insurers in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers’ compensation, medical malpractice, accident and health insurance and policies written under the National Flood Insurance Program (“NFIP”). The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require bonding, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonding. The FHCF has not issued an emergency assessment since 2015.
Annual premiums earned and paid under the FHCF agreement were $24 million, $15 million and $9 million in 2022, 2021 and 2020, respectively. Qualifying losses were $74 million, $13 million and $15 million in 2022, 2021 and 2020, respectively. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $153 million for the two largest hurricanes and $51 million for other hurricanes, up to a maximum total of $350 million, effective from June 1, 2022 to May 31, 2023. The amounts recoverable from the FHCF totaled $96 million and $25 million as of December 31, 2022 and 2021, respectively.
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
Congressional authorization for the NFIP is periodically evaluated and may be subjected to freezes, including when the federal government experiences a shutdown. FEMA has a NFIP reinsurance program to manage the future exposure of the NFIP through the transfer of risk to private reinsurance companies and capital market investors. Congress is evaluating the funding of the program as well as considering reforms to the program that would be incorporated in legislation to reauthorize the NFIP. As of June 30, 2022, the NFIP owes $20.5 billion to the U.S. Treasury.
The amounts recoverable as of December 31, 2022 and 2021 were $145 million and $34 million, respectively. Premiums earned under the NFIP include $319 million, $350 million and $261 million in 2022, 2021 and 2020, respectively. Qualifying losses incurred include $435 million, $267 million and $87 million in 2022, 2021 and 2020, respectively.
Catastrophe reinsurance
The Company’s reinsurance program is designed to provide reinsurance protection for catastrophes resulting from multiple perils including hurricanes, windstorms, hail, tornadoes, winter storms, wildfires, earthquakes and fires following earthquakes.
•The Company purchases reinsurance from traditional reinsurance companies as well as the insurance-linked securities (“ILS”) market.
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
The Company’s current catastrophe reinsurance program supports the Company’s risk tolerance framework which utilizes a modeled 1-in-100 annual aggregate limit for catastrophe losses from hurricanes, earthquakes and wildfires of $2.5 billion, net of reinsurance.
156 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

The program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes and earthquakes. These reinsurance agreements are part of the catastrophe management strategy, which is intended to provide shareholders an acceptable return on the risks assumed in the property business, and to reduce variability of earnings, while providing protection to customers. The Company has the following catastrophe reinsurance agreements in effect as of December 31, 2022.
The Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”) provides coverage up to $7.01 billion of losses less a $500 million retention, and is subject to the percentage of reinsurance placed in each of its agreements. Property business in the state of Florida is excluded from this program. Separate reinsurance agreements address the distinct needs of separately capitalized legal entities. The Nationwide Program includes reinsurance agreements with both the traditional and ILS markets as described below:
•The traditional market multi-year placements provide limits totaling $3.89 billion for catastrophe losses arising out of multiple perils and are comprised of the following:
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
•ILS placements provide $1.55 billion of placed limits, with no reinstatement of limits, and are comprised of the following:
–Five contracts providing occurrence coverage of $950 million of placed limits, reinsuring losses in all states except Florida caused by named storms, earthquakes and fire following earthquakes, severe weather, wildfires, and other naturally occurring or man-made events determined to be a catastrophe by the Company.
–Three contracts providing occurrence and aggregate coverage of $425 million of placed limits, also provide that for each annual period beginning April 1, Allstate declared catastrophes to personal lines property and automobile business can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limits. Recoveries are limited to the ultimate net loss from the reinsured event.
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
The Florida program provides limit up to $1.83 billion of a single event loss, less a $40 million retention. The Florida program includes reinsurance agreements placed in the traditional market, the FHCF, and the ILS market as follows:
• Traditional market placements comprise reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. These contracts provide a combined $1.30 billion of limits, with a portion of the traditional market placements providing coverage for perils not covered by the FHCF contracts, which only cover hurricanes.
• Two FHCF contracts provide $350 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes. Both contracts are 90% placed.
• The ILS placement provides $488 million of reinsurance limit for qualifying losses to personal lines property in Florida caused by a named storm event, a severe weather event, an earthquake event, a fire event, a volcanic eruption event, or a meteorite impact event.
National General Lender Services Standalone Program is placed in the traditional market and provides $225 million of coverage, subject to a $50 million retention, with one reinstatement of limits. Inuring contracts include the National General Florida Hurricane Catastrophe Program providing $32 million of limit and is 90% placed.
National General Reciprocal Excess Catastrophe Reinsurance Contracts are placed in the traditional market and provides $690 million of coverage, subject to a $20 million retention, with one reinstatement of limits.

The Allstate Corporation 157

2022 Form 10-K Notes to Consolidated Financial Statements
Canada Catastrophe Excess of Loss Reinsurance Contract is placed in the traditional market and provides CAD 175 million of coverage, subject to a CAD 50 million retention, with one reinstatement of limits.
The Company has not experienced credit losses on its catastrophe reinsurance programs. The total cost of the property catastrophe reinsurance program was $788 million, $556 million and $425 million in 2022, 2021 and 2020, respectively.
Other reinsurance programs
The Company’s other reinsurance programs relate to commercial lines, including shared economy, and asbestos, environmental, and other liability exposures. The largest reinsurance recoverable balance the Company had outstanding was $183 million and $187 million from Aleka Insurance Inc. as of December 31, 2022 and 2021, respectively. These programs also include reinsurance recoverables of $180 million and $165 million from Lloyd’s of London as of December 31, 2022 and 2021, respectively.

Note 12	Deferred Policy Acquisition Costs

Deferred policy acquisition costs activity
	For the years ended December 31,
($ in millions)	2022	2021	2020
Balance, beginning of year	$4,722	$3,774	$3,600
National General acquisition	—	317	—
SafeAuto acquisition	—	7	—
Acquisition costs deferred	7,337	6,874	5,651
Amortization charged to income	(6,644)	(6,252)	(5,477)
Effect of unrealized gains and losses	3	2	—
Balance, end of year	$5,418	$4,722	$3,774
158 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Note 13	Capital Structure

Total debt outstanding
	As of December 31,
($ in millions)	2022	2021
Floating Rate Senior Notes, due 2023 (1)	$250	$250
3.150% Senior Notes, due 2023 (2)	500	500
6.750% Senior Notes due 2024 (2) (3)	350	350
0.750% Senior Notes, due 2025 (2)	600	600
3.280% Senior Notes, due 2026 (2)	550	550
Due in one year through five years	2,250	2,250
1.450% Senior Notes, due 2030 (2)	600	600
6.125% Senior Notes, due 2032 (2)	159	159
Due after five years through ten years	759	759
5.350% Senior Notes due 2033 (2)	323	323
5.550% Senior Notes due 2035 (2)	546	546
5.950% Senior Notes, due 2036 (2)	386	386
6.900% Senior Debentures, due 2038	165	165
5.200% Senior Notes, due 2042 (2)	62	62
4.500% Senior Notes, due 2043 (2)	500	500
4.200% Senior Notes, due 2046 (2)	700	700
3.850% Senior Notes, due 2049 (2)	500	500
5.100% Subordinated Debentures, due 2053	500	500
5.750% Subordinated Debentures, due 2053	800	800
6.500% Junior Subordinated Debentures, due 2067	500	500
Due after ten years	4,982	4,982

Long-term debt total principal	7,991	7,991
Fair value adjustments (3)	26	45
Debt issuance costs	(53)	(60)
Total long-term debt	7,964	7,976
Short-term debt (4)	—	—
Total debt	$7,964	$7,976
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
The Allstate Corporation 159

2022 Form 10-K Notes to Consolidated Financial Statements
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
As of December 31, 2022, the Company had outstanding $500 million of Series A 6.500% Fixed-to-Floating Rate Junior Subordinated Debentures (“Debentures”). The scheduled maturity date for the Debentures is May 15, 2057 with a final maturity date of May 15, 2067. The Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.
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
The administrator of London Interbank Offered Rate (“LIBOR”) has ceased the publication of the one week and two month U.S. dollar (“USD”) LIBOR settings since December 31, 2021, and the remaining USD LIBOR settings will immediately cease following the LIBOR publication on June 30, 2023. The Subordinated Debentures and the 2023 Floating Rate Senior Notes allow for the use of an alternative methodology to determine the interest rate if LIBOR is no longer available. The Federal Reserve Board adopted a final rule that implemented the Adjustable Interest Rate (LIBOR) Act on December 16, 2022. This guidance impacts the alternative rate methodology utilized by the Subordinated Debentures. The Company is evaluating the anticipated impacts of the enacted legislation.
To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. In November, 2020, the Company entered into a new unsecured revolving credit facility agreement with a borrowing limit of $750 million. In November 2022, the maturity date was extended to November 2027 and the USD benchmark rate was amended from LIBOR to Secured Overnight Financing Rate (“SOFR”). This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined
160 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company’s senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2022 or 2021. The Company had no commercial paper outstanding as of December 31, 2022 or 2021.
The Company paid $323 million, $321 million and $311 million of interest on debt in 2022, 2021 and 2020, respectively.
The Company had $371 million and $401 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2022 and 2021, respectively.
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
Common stock The Company had 900 million shares of issued common stock of which 263 million shares were outstanding and 637 million shares were held in treasury as of December 31, 2022. In 2022, the Company acquired 20 million shares at an average cost of $126.56 and reissued 3 million net shares under equity incentive plans.
Preferred stock All outstanding preferred stock represents noncumulative perpetual preferred stock with a $1.00 par value per share and a liquidation preference of $25,000 per share.

Total preferred stock outstanding
	As of December 31,		Aggregate liquidation preference ($ in millions)			Dividend per depository share (1)			Aggregate dividend payment ($ in millions)
	2022	2021	2022	2021	Dividend rate	2022	2021	2020	2022	2021	2020
Series A	—	—	$—	$—	5.625%	$—	$—	$—	$—	$—	$4	(2)
Series G	23,000	23,000	575.0	575.0	5.625%	1.41	1.41	1.41	32	32	32
Series H	46,000	46,000	1,150.0	1,150.0	5.100%	1.28	1.28	1.28	59	59	59
Series I	12,000	12,000	300.0	300.0	4.750%	1.19	1.19	1.19	14	14	13
National General Series (3)									—	9	—
Total	81,000	81,000	$2,025	$2,025					$105	$114	$108
(1)Each depository share represents a 1/1,000th interest in a share of preferred stock.
(2)Excludes $10 million related to original issuance costs in preferred stock dividends on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Equity as a result of the preferred stock redemptions.
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
The Allstate Corporation 161

2022 Form 10-K Notes to Consolidated Financial Statements
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
The preferred stock does not have voting rights except with respect to certain changes in the terms of the preferred stock, in the case of certain dividend nonpayments, certain other fundamental corporate events, mergers or consolidations and as otherwise provided by law. If and when dividends have not been declared and paid in full for at least six quarterly dividend periods or their equivalent (whether or not consecutive), the authorized number of directors then constituting the Company’s board of directors will be increased by two. The holders of the preferred stock, together with the holders of all other affected classes and series of voting parity stock, voting as a single class, will be entitled to elect the two additional members of the board of directors of the Company, subject to certain conditions. The board of directors shall at no time have more than two preferred stock directors.
The preferred stock is perpetual and has no maturity date. The preferred stock is redeemable at the Company’s option in whole or in part, on or after April 15, 2023 for Series G, October 15, 2024 for Series H and January 15, 2025 for Series I at a redemption price of $25,000 per share of preferred stock, plus declared and unpaid dividends. Prior to April 15, 2023 for Series G, October 15, 2024 for Series H and January 15, 2025 for Series I, the preferred stock is redeemable at the Company’s option, in whole but not in part, within 90 days of the occurrence of certain regulatory capital events at a redemption price equal to $25,000 or $25,500 per share or a certain rating agency event at a redemption price equal to $25,000 or $25,500 per share, plus declared and unpaid dividends for Series G and for Series H and I, respectively.

Note 14	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges and totaled $51 million, $170 million and $253 million in 2022, 2021 and 2020, respectively.
Restructuring expenses in 2022 are primarily due to the future work environment as the Company reevaluates its facilities footprint and employee costs related to global workforce enablement, including outsourcing various elements of its operations. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Future work environment
($ in millions)
Expected program charges	$110
2021 expenses	(131)
2022 expenses	(8)
Changes in estimated program costs	41
Remaining program charges	$12
These charges are primarily recorded in the Allstate Protection segment. Exit costs of this program reflect real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated. The actions related to the future work environment are substantially complete as of December 31, 2022.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2021	$14	$7	$21
Expense incurred	31	29	60
Adjustments to liability	(9)	—	(9)
Payments and non-cash charges	(9)	(29)	(38)
Restructuring liability as of December 31, 2022	$27	$7	$34
As of December 31, 2022, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $29 million for employee costs and $146 million for exit costs.
162 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

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
As of September 30, 2022, the CEA’s capital balance was approximately $5.60 billion. Should losses arising from an earthquake cause a deficit in the CEA, an additional $1.60 billion would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $9.30 billion reinsurance layer, $1.00 billion from policy surcharge, and finally, if needed, assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.70 billion, if the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA’s capital to a level of $350 million. There is no provision that allows
The Allstate Corporation 163

2022 Form 10-K Notes to Consolidated Financial Statements
insurers to recover assessments through a premium surcharge or other mechanism. The CEA’s projected aggregate claim paying capacity is $19.10 billion as of September 30, 2022 and if an event were to result in claims greater than its capacity, affected policyholders may be paid a prorated portion of their covered losses, paid on an installment basis, or no payments may be made if the claim paying capacity of the CEA is insufficient.
All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2022, the Company’s market share was 8.3%. The Company does not expect its market share to materially change. At this level, the Company’s maximum possible CEA assessment was $138 million during 2022. These amounts are re-evaluated by the board of directors of the CEA on an annual basis. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company’s exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.
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
Texas Fair Plan Association The Company participates as a member of the Texas Fair Plan Association (“FAIR Plan”), which provides residential property insurance to inland areas designated as underserved by the Commissioner of Insurance and the applicant(s) are unable to procure coverage in the private market. The FAIR Plan issues insurance policies, like an insurance company, and it also functions as a pooling mechanism that allocates premiums, claims and expenses back to the insurance industry. Insurers are permitted to recover the assessment through either a premium surcharge applied to existing customers over a three-year period or increased rates, but the ability to fully recover the assessment may be impacted by market conditions or other factors.
North Carolina Joint Underwriters Association The North Carolina Joint Underwriters Association (“NCJUA”) was created to provide property insurance for properties (other than the state’s beach and coastal areas) that private insurers are not otherwise willing to insure. All insurers licensed to write property insurance in North Carolina are members of the NCJUA. Premiums, losses and expenses of the NCJUA are shared by the member companies in proportion to their respective North Carolina property insurance writings. Member companies participate in plan deficits or surpluses based on their participation ratios, which are determined annually. The Company had a $5 million receivable from the NCJUA at December 31, 2022 representing its participation in the NCJUA’s surplus of $18 million for all open years.
North Carolina Insurance Underwriting Association The North Carolina Insurance Underwriting Association (“NCIUA”) provides property insurance, including windstorm and hail coverage, for properties located in the state’s beach and coastal areas that private insurers are not otherwise willing to insure. All insurers licensed to write residential and commercial property insurance in North Carolina are members of the NCIUA. Members are assessed in proportion to their North Carolina residential and commercial property insurance writings, which is determined annually and varies by coverage, for plan deficits. As of December 31, 2022, the NCIUA had a surplus of $853 million. No member company is entitled to the distribution of any portion of the NCIUA’s surplus. The Company does not recognize any interest related to this surplus. Legislation in 2009 capped insurers’ assessments for losses incurred in any calendar year at $1.00 billion. Subsequent to an industry assessment of $1.00 billion, if the plan continues to require funding, it may authorize insurers to assess a 10% catastrophe recovery charge on each property insurance policy statewide to be remitted to the plan.
Other programs The Company is also subject to assessments by the NCRF and the FHCF, which are described in Note 11.
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. Since most states allow a credit against premium or other state related taxes for assessments, an asset is recorded based on paid and accrued assessments for the amount the Company expects to recover on the respective state’s tax return and is realized over the period allowed by each state. As of December 31, 2022 and 2021, the liability balance included in other liabilities and accrued expenses was $29 million and $17 million, respectively. The related
164 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

premium tax offsets included in other assets were $6 million and $7 million as of December 31, 2022 and 2021, respectively.
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
The aggregate liability balance related to all guarantees was not material as of December 31, 2022.
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
The Allstate Corporation 165

2022 Form 10-K Notes to Consolidated Financial Statements
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
166 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

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
Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. There is a pending lawsuit, Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla., filed January 2019; appeal pending, 11th Circuit Court of Appeals), where the federal district court denied class certification and plaintiff’s request to file a renewed motion for class certification. In Revival, on June 2, 2022, the 11th Circuit certified to the Florida Supreme Court Allstate’s appeal of the federal district court’s interpretation of the state personal injury protection statute. The 11th Circuit is holding determination on plaintiff’s class certification appeal pending the outcome of the Florida Supreme Court certification. The oral argument before the Florida Supreme Court is scheduled for March 8, 2023. The Company is also defending litigation involving individual plaintiffs.
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Clark v. Allstate Vehicle and Property Insurance Company (Circuit Court of Independence Co., Ark., filed February 2016); Sims, et al. v. Allstate Fire and Casualty Insurance Company, et al. (W.D. Tex. filed June 2022); Thompson, et al. v. Allstate Insurance Company (Circuit Court of Cole Co., Mo. filed June 2022); and Hill v. Allstate Vehicle and Property Insurance Company (Circuit Court of Cole Co., Mo. filed October 2022). No classes have been certified in any of these matters. A settlement-in-principle has been reached in the following cases: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio filed March 2020); and Ferguson-Luke, et al. v. Allstate Property and Casualty Insurance Company (N.D. Ohio filed April 2020). The court granted preliminary approval of a class-wide settlement in Hester, et al. v. Allstate Vehicle and Property Insurance Company, et al. (St. Clair Co., Ill. filed June 2020) (as part of the proposed class-wide settlement, the plaintiff and defendant in Thaxton v. Allstate Indemnity Company were added to the Hester complaint). A motion for preliminary approval of a class-wide settlement is pending in Mitchell, et al. v. Allstate Vehicle and Property Insurance Company, et al. (S.D. Ala. filed August 2021).
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
Other proceedings The Company is defending against an investigatory hearing before the California Insurance Commissioner concerning the private passenger automobile insurance rating practices of Allstate Insurance Company and Allstate Indemnity Company in California. The investigatory hearing is captioned: In the Matter of the Rating Practices of Allstate Insurance Company and Allstate Indemnity Company. Pursuant to the Notice of Hearing issued by the California Insurance Commissioner, the California Insurance Commissioner is investigating: (1) whether Allstate has potentially violated California insurance law by using illegal price optimization; (2) how Allstate
The Allstate Corporation 167

2022 Form 10-K Notes to Consolidated Financial Statements
implemented any such potentially illegal price optimization in its private passenger auto insurance rates and/or class plans; and (3) how such potentially illegal price optimization impacted Allstate’s private passenger auto insurance policyholders. Fact discovery has been completed in the investigatory hearing. The hearing is scheduled for May 22, 2023.
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
Plaintiffs further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification. The court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative and on September 12, 2018, the amended complaint was filed. A class was certified on March 26, 2019, vacated by the U.S. Court of Appeals for the Seventh Circuit on July 16, 2020 and remanded for further consideration by the district court. On December 21, 2020, the district court again granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. Defendants’ petition for permission to appeal this ruling was denied on January 28, 2021. Following the close of discovery defendants moved for summary judgment on March 23, 2022. On July 26, 2022 the court entered its order granting summary judgment in part (as to plaintiffs’ claims relating to certain statements made in October 2014) and denying it as to the remainder of plaintiffs’ claims. On January 10, 2023, the parties filed a joint pre-trial order. A pre-trial conference is scheduled for March 2, 2023.
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

Note 16	Income Taxes
The Company and its eligible domestic subsidiaries file a U.S. consolidated federal income tax return. The Company also files tax returns in various states and foreign jurisdictions. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective entities.
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
Inflation Reduction Act of 2022 The Inflation Reduction Act of 2022 (“Act”), which contains several tax-related provisions, was signed into law in August 2022. The Act creates a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and an excise tax of 1% on stock repurchases by publicly traded U.S. corporations, both effective after December 31, 2022. The excise tax on common stock repurchases will be classified as an additional cost of the stock acquired included in treasury stock in shareholders' equity. The Company has determined that it is considered an “applicable corporation” under the rules of CAMT, and as such, it is expected to perform the CAMT computation starting January 1, 2023; however, a reasonable estimate cannot be made as of the filing date.
Coronavirus Aid, Relief and Economic Security Act The Company qualified and claimed certain employer payroll tax credits that are allowed under the Coronavirus Aid, Relief and Economic Security Act. For the year ended December 31, 2022 and 2021, the Company recorded $3 million and $21 million of refundable employee retention tax credits reported in property and casualty claims and claims expense in the Consolidated Statements of Operations, respectively.
168 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Regulatory tax examinations On January 4, 2021 and October 1, 2021, the Company acquired National General and SafeAuto, respectively. For tax years prior to the acquisition, National General is subject to separate Internal Revenue Service (“IRS”) audits. The IRS has completed its exam of Allstate’s tax years prior to 2017 and National General tax years prior to 2015. Currently, the Company is under exam for the 2017 and 2018 tax years and National General is under exam for the 2015 through 2019 tax years. The Company believes that adequate provision has been made in the Consolidated Financial Statements for any potential adjustments that may result from IRS examinations or any other tax authorities related to all open tax years.
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

Reconciliation of the change in the amount of unrecognized tax benefits
	For the years ended December 31,
($ in millions)	2022	2021	2020
Balance – beginning of year	$17	$12	$70
Acquisitions	—	5	—
Decrease for settlements	—	—	(58)
Balance – end of year	$17	$17	$12
The Company believes that it is reasonably possible that a portion of the unrecognized tax benefits could decrease within the next twelve months as a result of the lapse of the applicable statute of limitations.

Components of the deferred income tax assets and liabilities
	As of December 31,
($ in millions)	2022	2021
Deferred tax assets
Unearned premium reserves	$815	$742
Unrealized net capital losses	608	—
Discount on loss reserves	228	169
Research & development capitalization	219	—
Accrued compensation	128	151
Net operating loss carryover	97	88
Other postretirement benefits	15	31
Pension	10	—
Other assets	95	90
Total deferred tax assets before valuation allowance	2,215	1,271
Valuation allowance	(34)	(24)
Total deferred tax assets after valuation allowance	2,181	1,247
Deferred tax liabilities
DAC	(1,013)	(924)
Investments	(431)	(666)
Intangible assets	(147)	(219)
Unrealized net capital gains	—	(163)
Pension	—	(9)
Other liabilities	(204)	(99)
Total deferred tax liabilities	(1,795)	(2,080)
Net deferred tax assets (liabilities)	$386	$(833)
As of December 31, 2022, the Company has U.S. federal and foreign net operating loss (“NOL”) carryforwards, some of which will expire on various dates from 2025 through 2037 as indicated in the table below. In assessing the realizability of gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the gross deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, as well as limitations on use in future periods. Accordingly, management believes that it is more likely than not that the benefit from certain NOL carryforwards from recent acquisitions will not be realized. The Company has a valuation allowance of $34 million on the deferred tax assets related to these NOL carryforwards.
The Allstate Corporation 169

2022 Form 10-K Notes to Consolidated Financial Statements
The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period and made it indefinite for federal net operating losses generated in tax years after December 31, 2017. For such amounts generated prior to 2018, the 20-year carryforward period continues to apply.

Components of the net operating loss carryforwards as of December 31, 2022
($ in millions)	20-Year Carryforward Expires in 2025-2037	Indefinite Carryforward Period	Total
US Federal	$221	$9	$230
Foreign	—	219	219
Total	$221	$228	$449

Components of income tax expense
	For the years ended December 31,
($ in millions)	2022	2021	2020
Current	$(36)	$841	$1,480
Deferred	(458)	448	(107)
Total income tax (benefit) expense	$(494)	$1,289	$1,373
The Company paid income taxes of $95 million, $1.05 billion and $1.48 billion in 2022, 2021 and 2020, respectively.
The Company had current income tax receivable of $677 million and $370 million as of December 31, 2022 and 2021, respectively.

Reconciliation of the statutory federal income tax rate to the effective income tax rate
	For the years ended December 31,
($ in millions)	2022		2021		2020
(Loss) income before income taxes	$(1,858)		$6,448		$6,802

Statutory federal income tax rate on income from operations	(390)	21.0%	1,354	21.0%	1,428	21.0%
State income taxes	—	—	13	0.2	31	0.4
Tax credits	(55)	3.0	(42)	(0.6)	(24)	(0.4)
Tax-exempt income	(17)	0.9	(18)	(0.3)	(23)	(0.3)
Share-based payments	(22)	1.2	(18)	(0.3)	(30)	(0.4)
Other	(10)	0.5	—	—	(9)	(0.1)
Effective income tax rate on income from operations	$(494)	26.6%	$1,289	20.0%	$1,373	20.2%

Note 17	Statutory Financial Information and Dividend Limitations
Allstate’s domestic property and casualty and life, accident and health insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.
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
170 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Statutory net income (loss) and capital and surplus of Allstate’s domestic insurance subsidiaries
	Net income (loss)			Capital and surplus
($ in millions)	2022	2021	2020	2022	2021
Amounts by major business type:
Property and casualty insurance	$(1,653)	$5,975	$6,232	$14,997	$21,186
Life, accident and health insurance	70	96	95	279	322
Life and annuity business sold	—	1,642	(81)	—	—
Amount per statutory accounting practices	$(1,583)	$7,713	$6,246	$15,276	$21,508
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
The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $4.20 billion in 2022. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2023 is $1.22 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30-day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $7.45 billion as of December 31, 2022, and cannot result in capital and surplus being less than the minimum amount required by law.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to notify and file a RBC remediation plan to the domiciliary regulator and provide a copy of the remediation plan to state insurance regulators in which the insurer is authorized to do business. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of AIC were $12.24 billion and $2.96 billion, respectively, as of December 31, 2022. Most of the Corporation’s insurance subsidiaries are subsidiaries of or reinsure all of their business to AIC. AIC’s subsidiaries are included as a component of AIC’s total statutory capital and surplus.
The amount of restricted net assets, as represented by the Corporation’s investment in its insurance subsidiaries, was $19.61 billion as of December 31, 2022.
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
The Allstate Corporation 171

2022 Form 10-K Notes to Consolidated Financial Statements
benefits with non Medicare-eligible retirees based on years of service, with the Company’s share being subject to a 5% limit on future annual medical cost inflation after retirement. For Medicare-eligible retirees, the Company provides a fixed Company contribution based on years of service and other factors, which is not subject to adjustments for inflation.
In July 2013, the Company amended the plan to eliminate the life insurance benefits effective January 1, 2014 for current eligible employees and effective January 1, 2016 for eligible retirees who retired after 1989. Subject to a court order, the Company paid life insurance premiums for certain retiree plaintiffs until their lawsuit seeking to keep their life insurance benefits intact was resolved. In September 2020, the court entered summary judgment in favor of the Company and dismissed the action, releasing the Company from the order requiring the continued payment of premiums for certain retirees. In December 2021, the Court of Appeals affirmed summary judgment in favor of the Company. In October 2022, the U.S. Supreme Court denied the plaintiffs' petition for appeal. On December 13, 2022, the trial court denied the plaintiffs' motions to vacate the summary judgment decision and seek further discovery. On January 12, 2023, the plaintiffs filed a notice of appeal with respect to the December rulings.
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

Change in projected benefit obligation, plan assets and funded status
	As of December 31,
	Pension benefits		Postretirement benefits
($ in millions)	2022	2021	2022	2021
Change in projected benefit obligation
Benefit obligation, beginning of year	$6,500	$7,763	$284	$318
Service cost	101	103	1	1
Interest cost	219	191	10	8
Participant contributions	—	—	16	16
Remeasurement of projected benefit obligation (gains) losses	(1,382)	(309)	(62)	(16)
Benefits paid	(894)	(1,242)	(42)	(43)
Translation adjustment and other	(33)	(6)	(4)	—
Benefit obligation, end of year	$4,511	$6,500	$203	$284

Change in plan assets
Fair value of plan assets, beginning of year	$6,525	$6,987
Actual return on plan assets	(1,189)	764
Employer contribution	24	22
Benefits paid	(894)	(1,242)
Translation adjustment and other	(36)	(6)
Fair value of plan assets, end of year	$4,430	$6,525

Funded status (1)	$(81)	$25	$(203)	$(284)

Amounts recognized in AOCI
Unamortized pension and other postretirement prior service credit	$—	$(28)	$(39)	$(65)
(1)The funded status is recorded within other assets or other liabilities and accrued expenses on the Consolidated Statements of Financial Position.
172 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Changes in items not yet recognized as a component of net cost for pension and other postretirement plans
($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net cost – December 31, 2021	$(28)	$(65)
Prior service credit amortized to net cost	28	25
Translation adjustment and other	—	1
Items not yet recognized as a component of net cost – December 31, 2022	$—	$(39)
The prior service credit is recognized as a component of net cost for pension and other postretirement plans amortized over the average remaining service period of active employees expected to receive benefits.
The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $4.42 billion and $6.36 billion as of December 31, 2022 and 2021, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.
The PBO, ABO and fair value of plan assets for the Company’s pension plans with an ABO in excess of plan assets were $84 million, $83 million and zero million, respectively, as of December 31, 2022 and $123 million, $121 million and zero , respectively, as of December 31, 2021. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $84 million and $123 million for 2022 and 2021, respectively.

Components of net cost (benefit) for pension and other postretirement plans
	For the years ended December 31,
	Pension benefits			Postretirement benefits			Total pension and postretirement benefits
($ in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$101	$103	$104	$1	$1	$4	$102	$104	$108
Interest cost	219	191	210	10	8	11	229	199	221
Expected return on plan assets	(371)	(445)	(414)	—	—	—	(371)	(445)	(414)
Amortization of prior service credit	(27)	(50)	(54)	(25)	(25)	(10)	(52)	(75)	(64)
Curtailment losses (gains)	—	—	10	—	—	(8)	—	—	2
Costs and expenses	(78)	(201)	(144)	(14)	(16)	(3)	(92)	(217)	(147)
Remeasurement of projected benefit obligation	(1,382)	(309)	813	(62)	(16)	22	(1,444)	(325)	835
Remeasurement of plan assets	1,560	(319)	(886)	—	—	—	1,560	(319)	(886)
Remeasurement (gains) losses	178	(628)	(73)	(62)	(16)	22	116	(644)	(51)
Total net (benefit) cost	$100	$(829)	$(217)	$(76)	$(32)	$19	$24	$(861)	$(198)
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

Weighted average assumptions used to determine net pension cost and net postretirement benefit cost
	For the years ended December 31,
	Pension benefits			Postretirement benefits
	2022	2021	2020	2022	2021	2020
Discount rate	4.27%	2.84%	3.00%	4.24%	2.75%	2.99%
Expected long-term rate of return on plan assets	7.06	7.06	7.08	n/a	n/a	n/a
Cash balance interest credit rate	2.74	2.04	1.65	n/a	n/a	n/a
The Allstate Corporation 173

2022 Form 10-K Notes to Consolidated Financial Statements

Weighted average assumptions used to determine benefit obligations
	For the years ended December 31,
	Pension benefits		Postretirement benefits
	2022	2021	2022	2021
Discount rate	5.64%	2.93%	5.58%	2.86%
Cash balance interest credit rate	3.97	1.90	n/a	n/a
The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 6.8% for 2023, gradually declining to 4.5% in 2035 and remaining at that level thereafter.
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

Weighted average target asset allocation and actual percentage of plan assets by asset category
	As of December 31, 2022
	Target asset allocation (1)	Actual percentage of plan assets
Pension plan’s asset category	2022	2022	2021
Equity securities (2)	22 - 36%	27%	55%
Fixed income securities	43 - 54	49	30
Limited partnership interests	1 - 24	21	14
Short-term investments and other	—	3	1
Total without securities lending (3)		100%	100%
(1)The target asset allocation considers risk-based exposure while the actual percentage of plan assets utilizes a financial reporting view excluding exposure provided through derivatives.
(2)The actual percentage of plan assets for equity securities includes 0% and 3% of fixed income mutual funds in 2022 and 2021, respectively, that are subject to the fixed income securities target allocation.
(3)Securities lending collateral reinvestment of $297 million and $121 million is excluded from the table above in 2022 and 2021, respectively.
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
Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. As of December 31, 2022, fixed income securities are lent out and cash collateral is invested in short-term investments.
174 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Fair values of pension plan assets as of December 31, 2022
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2022
Equity securities	$120	$25	$—	$145
Fixed income securities:
Government bonds (1)	496	896	—	1,392
Corporate bonds (2)	—	757	—	757
Short-term investments	163	279	—	442
Free-standing derivatives:
Assets	—	1	—	1
Liabilities	(1)	(5)	—	(6)
Other assets	1	—	—	1
Total plan assets at fair value	$779	$1,953	$—	2,732
% of total plan assets at fair value	28.5%	71.5%	—%	100.0%

Investments measured using the net asset value practical expedient				1,975
Securities lending obligation (3)				(296)
Derivatives counterparty and cash collateral netting				2
Other net plan assets (4)				17
Total reported plan assets				$4,430
(1)Includes U.S. government and agencies and foreign government bonds.
(2)Includes ABS securities.
(3)The securities lending obligation represents the plan’s obligation to return securities lending collateral received under a securities lending program. The terms of the program allow both the plan and the counterparty the right and ability to redeem/return the securities loaned on short notice. Due to its relatively short-term nature, the outstanding balance of the obligation approximates fair value.
(4)Other net plan assets represent cash and cash equivalents, interest and dividends receivable and net receivables related to settlements of investment transactions, such as purchases and sales.

Fair values of pension plan assets as of December 31, 2021
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2021
Equity securities	$311	$44	$2	$357
Fixed income securities:
Government bonds	58	1,206	—	1,264
Corporate bonds	—	696	—	696
Short-term investments	135	65	—	200
Free-standing derivatives:
Assets	—	4	—	4
Liabilities	—	(3)	—	(3)
Other assets	2	—	—	2
Total plan assets at fair value	$506	$2,012	$2	2,520
% of total plan assets at fair value	20.1%	79.8%	0.1%	100.0%

Investments measured using the net asset value practical expedient				4,109
Securities lending obligation				(121)
Derivatives counterparty and cash collateral netting				(3)
Other net plan assets				20
Total reported plan assets				$6,525
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 6.
The Allstate Corporation 175

2022 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 plan assets during December 31, 2022
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2021	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2022
Equity securities	$2	$—	$—	$—	$(2)	$—
Total Level 3 plan assets	$2	$—	$—	$—	$(2)	$—

Rollforward of Level 3 plan assets during December 31, 2021
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2020	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2021
Equity securities	$—	$—	$—	$2	$—	$2
Fixed income securities:
Corporate	$2	$—	$—	$(2)	$—	$—
Total Level 3 plan assets	$2	$—	$—	$—	$—	$2

Rollforward of Level 3 plan assets during December 31, 2020
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2019	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2020
Fixed income securities:
Corporate	$—	$—	$—	$2	$—	$2
Total Level 3 plan assets	$—	$—	$—	$2	$—	$2
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company’s assumption for the expected long-term rate of return on plan assets is evaluated annually giving consideration to appropriate data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward-looking nature of this assumption, the actual returns in any one year do not immediately result in a change to the expected long-term rate of return on plan assets. In consideration of the targeted plan asset allocation, the Company evaluated expected returns using sources including historical average asset class returns from independent nationally recognized providers of this type of data blended together using the asset allocation policy weights for the Company’s pension plans; asset class return forecasts developed by employees with relevant expertise in such forecasts and who are independent from those charged with managing the pension plan assets; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. The above sources support the Company’s weighted average long-term rate of return on plan assets assumption of 7.06% used for 2022 and an estimate of 7.35% that will be used for 2023. As of the 2022 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 8.4% and 6.9%, respectively.
Cash flows There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plan for the year ended December 31, 2022.
The Company currently plans to contribute $19 million to its unfunded non-qualified plans and zero to both its primary and other qualified funded pension plans in 2023.
The Company contributed $26 million and $27 million to the postretirement benefit plans in 2022 and 2021, respectively. Contributions by participants were $16 million and $16 million in 2022 and 2021, respectively.
176 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Estimated future benefit payments expected to be paid in the next 10 years
	As of December 31, 2022
($ in millions)	Pension benefits	Postretirement benefits
2023	$505	$25
2024	485	26
2025	470	25
2026	468	23
2027	463	21
2028-2032	1,778	69
Total benefit payments	$4,169	$189
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
The Company’s contribution to the Allstate Plan was $131 million, $110 million and $103 million in 2022, 2021 and 2020, respectively.
Allstate’s Canadian, SquareTrade and InfoArmor subsidiaries sponsor defined contribution plans for their eligible employees. Expense for subsidiary sponsored defined contribution plans was $9 million, $9 million and $13 million in 2022, 2021 and 2020, respectively.

Note 19	Equity Incentive Plans
The Company currently has equity incentive plans under which it grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company.

Equity awards
($ in millions)	2022	2021	2020
Compensation expense	$93	$120	$124
Income tax benefits	16	18	18
Cash received from exercise of options	130	151	111
Tax benefit realized on options exercised and release of stock restrictions	44	37	53
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

Nonvested awards as of December 31, 2022
($ in millions)	Unrecognized compensation	Weighted average vesting period
Nonqualified stock options	$16	1.66
Restricted stock units	47	1.9
Performance stock awards	20	1.55
Total	$83
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
The Allstate Corporation 177

2022 Form 10-K Notes to Consolidated Financial Statements
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
Since 2001, a total of 110.8 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans’ terms. As of December 31, 2022, 14.2 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.
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

Option grant assumptions
	2022	2021	2020
Weighted average expected term	5.9 years	7.5 years	6.1 years
Expected volatility	19.8% - 29.9%	16.5% - 28.8%	16.3% - 37.1%
Weighted average volatility	23.2%	23.0%	17.6%
Expected dividends	2.5% - 3.0%	2.0% - 3.0%	1.6% - 2.4%
Weighted average expected dividends	2.8%	3.1%	1.8%
Risk-free rate	0% - 4.8%	0% - 1.7%	0.1% - 1.8%

Summary of option activity
	For the year ended December 31, 2022
	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2022	9,854	$88.84
Granted	1,343	123.04
Exercised	(1,927)	76.28
Forfeited	(303)	116.09
Expired	(14)	109.26
Outstanding as of December 31, 2022	8,953	95.72	$357,082	5.5
Outstanding, net of expected forfeitures	8,906	95.60	356,277	5.4
Outstanding, exercisable (“vested”)	6,472	87.73	309,840	4.5
The weighted average grant date fair value of options granted was $21.16, $15.61 and $18.17 during 2022, 2021 and 2020, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $107 million, $112 million and $119 million during 2022, 2021 and 2020, respectively.

Changes in restricted stock units
	For the year ended December 31, 2022
	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2022	1,038	$101.98
Granted	447	123.98
Vested	(465)	103.53
Forfeited	(91)	112.74
Nonvested as of December 31, 2022	929	110.75
178 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

The fair value of restricted stock units is based on the market value of the Company’s stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $123.98, $108.99 and $118.61 during 2022, 2021 and 2020, respectively. The total fair value of restricted stock units vested was $59 million, $35 million and $32 million during 2022, 2021 and 2020, respectively.

Changes in performance stock awards
	For the year ended December 31, 2022
	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2022	974	$105.92
Granted	270	123.08
Adjustment for performance achievement	336	92.46
Vested	(694)	93.04
Forfeited	(90)	114.02
Nonvested as of December 31, 2022	796	116.36
The change in performance stock awards primarily comprises awards vested in 2022 and the adjustment to previously granted performance stock awards for performance achievement.
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
For the year ended December 31, 2022, the 2022 performance stock awards with market-based condition assumes a risk-free rate of 1.7%, volatility of 30.4%, average peer volatility of 34.2% and an expected term of 2.9 years.
The weighted average grant date fair value of performance stock awards granted was $123.08, $107.14 and $123.48 during 2022, 2021 and 2020, respectively. The total fair value of performance stock awards vested was $87 million, $70 million and $101 million during 2022, 2021 and 2020, respectively.
The Company recognizes all tax effects related to share-based payments at settlement or expiration through the income statement.

Note 20	Supplemental Cash Flow Information
Non-cash investing activities include $185 million, $51 million and $55 million related to mergers and exchanges completed with equity and fixed income securities, bank loans, real estate and limited partnerships in 2022, 2021 and 2020, respectively. Non-cash investing activities include $37 million related to right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2022.
Non-cash financing activities include $65 million, $53 million and $56 million related to the issuance of Allstate common shares for vested equity awards in 2022, 2021 and 2020, respectively.
Cash flows used in operating activities in the Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $163 million,
$181 million and $156 million for the year ended December 31, 2022, 2021 and 2020, respectively. Non-cash operating activities include $26 million, $98 million and $51 million related to right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2022, 2021 and 2020, respectively.
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
The Allstate Corporation 179

2022 Form 10-K Notes to Consolidated Financial Statements

	For the years ended December 31,
($ in millions)	2022	2021	2020
Net change in proceeds managed
Net change in fixed income securities	$(521)	$—	$—
Net change in short-term investments	(49)	(539)	396
Operating cash flow (used) provided	(570)	(539)	396
Net change in cash	3	9	(12)
Net change in proceeds managed	$(567)	$(530)	$384

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of year	$(1,444)	$(914)	$(1,298)
Liabilities for collateral, end of year	(2,011)	(1,444)	(914)
Operating cash flow provided (used)	$567	$530	$(384)

Note 21	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
	For the years ended December 31,
	2022			2021			2020
($ in millions)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets (1)	$(4,470)	$949	$(3,521)	$(2,839)	$601	$(2,238)	$2,512	$(532)	$1,980
Less: reclassification adjustment of net gains and losses on investments and derivatives	(848)	178	(670)	436	(92)	344	870	(183)	687
Unrealized net capital gains and losses	(3,622)	771	(2,851)	(3,275)	693	(2,582)	1,642	(349)	1,293
Unrealized foreign currency translation adjustments	(190)	40	(150)	(10)	2	(8)	66	(14)	52
Unamortized pension and other postretirement prior service credit (2)	(54)	11	(43)	(75)	16	(59)	12	(3)	9
Other comprehensive (loss) income	$(3,866)	$822	$(3,044)	$(3,360)	$711	$(2,649)	$1,720	$(366)	$1,354
(1)2021 includes $2.4 billion of losses related to held for sale investments in connection with the sale of the life and annuity business.
(2)Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
180 www.allstate.com

Notes to Consolidated Financial Statements 2022 Form 10-K

Note 22	Quarterly Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
($ in millions, except per share data)	2022	2021	2022	2021	2022	2021	2022	2021
Revenues	$12,337	$12,451	$12,220	$12,646	$13,208	$12,480	$13,647	$13,011
Net income (loss) from continuing operations applicable to common shareholders	630	2,385	(1,042)	1,399	(694)	183	(310)	1,111
Income (loss) from discontinued operations, net of tax	—	(3,793)	—	196	—	325	—	(321)
Net income (loss) applicable to common shareholders	$630	$(1,408)	$(1,042)	$1,595	$(694)	$508	$(310)	$790
Earnings per common share applicable to common shareholders
Basic
Continuing operations	$2.27	$7.88	$(3.81)	$4.68	$(2.58)	$0.62	$(1.17)	$3.90
Discontinued operations	—	(12.53)	—	0.66	—	1.11	—	(1.13)
Total	$2.27	$(4.65)	$(3.81)	$5.34	$(2.58)	$1.73	$(1.17)	$2.77

Diluted (1)
Continuing operations	$2.24	$7.78	$(3.81)	$4.61	$(2.58)	$0.62	$(1.17)	$3.84
Discontinued operations	—	(12.38)	—	0.65	—	1.09	—	(1.11)
Total	$2.24	$(4.60)	$(3.81)	$5.26	$(2.58)	$1.71	$(1.17)	$2.73
(1)For periods presented with a net loss from continuing operations applicable to common shareholders, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.

The Allstate Corporation 181

2022 Form 10-K
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
The Allstate Corporation
3100 Sanders Road
Northbrook, Illinois 60062
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
182 www.allstate.com

2022 Form 10-K

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involves our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Reserve for Property and Casualty Insurance Claims and Claims Expense - Refer to Notes 2 and 9 to the Financial Statements
Critical Audit Matter Description
As of December 31, 2022, the reserve for property and casualty insurance claims and claims expense was $37.5 billion. The Company establishes reserves for property and casualty insurance claims and claims expense on reported and unreported claims of insured losses. Using established industry and actuarial best practices as well as the Company’s historical claims experience, the reserve for property and casualty insurance claims and claims expense is estimated based on (i) claims reported, (ii) claims incurred but not reported, and (iii) projections of claim payments to be made in the future.
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
–Comparing prior year estimates of expected incurred losses to actual experience during the current year to identify potential bias in the determination of the reserve for property and casualty insurance claims and claims expense.
•With the assistance of our actuarial specialists, we developed independent estimates for the reserve for property and casualty insurance claims and claims expense, particularly related to those with payout requirements over a longer period of time, utilizing loss data and industry claim development factors, and compared our estimates to management’s estimates and assessed the consistency of management’s approach.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 16, 2023

We have served as the Company's auditor since 1992.
The Allstate Corporation 183

2022 Form 10-K
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures  We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Act and made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting  Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting  There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2022.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

184 www.allstate.com

2022 Form 10-K

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding directors of The Allstate Corporation standing for election at the 2023 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the caption “Corporate Governance – Director Nominees.”
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
The Allstate Corporation 185

2022 Form 10-K
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

Equity compensation plan information
The following table includes information as of December 31, 2022, with respect to The Allstate Corporation’s equity compensation plans:
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders (1)	11,426,705	(2)	$95.72	(3)	12,563,008	(4)
Total	11,426,705	(2)	$95.72	(3)	12,563,008	(4)
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
(2)As of December 31, 2022, 928,978 restricted stock units (“RSUs”) and 1,544,109 performance stock awards (“PSAs”) were outstanding. PSAs are reported at the maximum potential amount awarded for incomplete performance periods and the amount earned for the 2020 PSA grant, reduced for forfeitures. For incomplete performance periods, the actual number of shares earned may be less and are based upon measures achieved at the end of the three-year performance period for those PSAs granted in 2021 and 2022.
(3)The weighted-average exercise price of outstanding options, warrants, and rights does not take into account RSUs and PSAs, which have no exercise price.
(4)Includes 12,259,668 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2019 Equity Incentive Plan; and 303,340 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2017 Equity Compensation Plan for Non-Employee Directors.
Asset managers, such as those that manage mutual funds and exchange traded funds, principally on behalf of third-party investors, at times acquire sufficient voting ownership interests in Allstate to require disclosure. State Street Corp. manages an investment portfolio of $4.52 billion on behalf of participants in Allstate’s 401(k) Savings Plan and $745 million on behalf of the Allstate domestic qualified pension plan. The terms of these arrangements are customary, and the aggregate related fees are not material.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required for Item 13 is incorporated by reference to the material in the Proxy Statement under the captions “Corporate Governance – Board and Nominee Independence Determinations" and “Other Information - Appendix B – Categorical Standards of Independence.”
Item 14.  Principal Accounting Fees and Services
Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the caption “Audit Committee Matters – Proposal 3 Ratification of Deloitte & Touche LLP (PCAOB ID No. 34) as the Independent Registered Public Accountant for 2023.”
186 www.allstate.com

2022 Form 10-K

Part IV
Item 15.  (a) (1) Exhibits and Financial Statement Schedules.
The following consolidated financial statements, notes thereto and related information of The Allstate Corporation (the “Company”) are included in Item 8.
•Consolidated Statements of Operations
•Consolidated Statements of Comprehensive Income (Loss)
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Stock Purchase Agreement, dated as of January 26, 2021, by and among Allstate Insurance Company, Allstate Financial Insurance Holdings Corporation, and Antelope US Holdings Company (certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit).	8-K	1-11840	2.1	January 27, 2021
2.2	Stock Purchase Agreement, dated as of March 29, 2021, by and between Allstate Life Insurance Company, Allstate Insurance Company, Allstate Financial Insurance Holdings Corporation, Allstate Insurance Holdings, LLC and Wilton Reassurance Company (certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit).	8-K	1-11840	2.1	March 29, 2021
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated Bylaws of The Allstate Corporation as amended July 16, 2021	8-K	1-11840	3.1	July 16, 2021
3.3	Certificate of Designations with respect to the Preferred Stock, Series G of the Registrant, dated March 27, 2018	8-K	1-11840	3.1	March 29, 2018
3.4	Certificate of Designations with respect to the Preferred Stock, Series H of the Registrant, date August 5, 2019	8-K	1-11840	3.1	August 5, 2019
The Allstate Corporation 187

2022 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.5	Certificate of Designations with respect to the Preferred Stock, Series I of the Registrant, dated November 8, 2019	8-K	1-11840	3.1	November 8, 2019
4.1	The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of its long-term debt and that of its consolidated subsidiaries
4.2	Description of Registrant’s Securities					X
4.3	Deposit Agreement, dated March 29, 2018, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series G)	8-K	1-11840	4.1	March 29, 2018
4.4	Form of Preferred Stock Certificate, Series G (included as Exhibit A to Exhibit 3.3 above)	8-K	1-11840	4.2	March 29, 2018
4.5	Form of Depositary Receipt, Series G (included as Exhibit A to Exhibit 4.3 above)	8-K	1-11840	4.3	March 29, 2018
4.6	Deposit Agreement, dated August 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series H)	8-K	1-11840	4.1	August 8, 2019
4.7	Form of Preferred Stock Certificate, Series H (included as Exhibit A to Exhibit 3.4 above)	8-K	1-11840	4.2	August 8, 2019
4.8	Form of Depositary Receipt, Series H (included as Exhibit A to Exhibit 4.6 above)	8-K	1-11840	4.3	August 8, 2019
4.9	Deposit Agreement, dated November 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series I)	8-K	1-11840	4.1	November 8, 2019
4.10	Form of Preferred Stock Certificate, Series I (included as Exhibit A to Exhibit 3.5 above)	8-K	1-11840	4.2	November 8, 2019
4.11	Form of Depositary Receipt, Series I (included as Exhibit A to Exhibit 4.9 above)	8-K	1-11840	4.3	November 8, 2019
10.1	Credit Agreement dated November 16, 2020, among The Allstate Corporation, Allstate Insurance Company, and Allstate Life Insurance Company, as Borrowers; the lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and U.S. Bank National Association, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	1-11840	10.1	November 17, 2020
10.2	Amendment No. 1 to Credit Agreement dated as of May 4, 2021	10-Q	1-11840	10.1	May 5, 2021
10.3	Amendment No. 2 to Credit Agreement dated as of November 16, 2022					X
10.4*	The Allstate Corporation Annual Executive Incentive Plan, as amended and restated effective November 17, 2020	10-K	1-11840	10.2	February 22, 2021
10.5*	The Allstate Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2019	S-8	1-11840	4	November 20, 2018
10.6*	The Allstate Corporation 2019 Equity Incentive Plan, as amended and restated effective February 19, 2020	10-Q	1-11840	10.1	May 5, 2020
10.7	The Allstate Corporation Clawback Policy, effective February 19, 2020	10-Q	1-11840	10.6	May 5, 2020
10.8*	Form of Performance Stock Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.5	May 5, 2020
188 www.allstate.com

2022 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.9*	Form of Performance Stock Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.2	May 1, 2018
10.10*	Form of Performance Stock Award Agreement for awards granted on or after March 6, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.4	May 2, 2012
10.11*	Form of Option Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.3	May 5, 2020
10.12*	Form of Option Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.3	May 1, 2018
10.13*	Form of Option Award Agreement for awards granted on or after February 21, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.14*	Form of Option Award Agreement for awards granted on or after December 30, 2011 and prior to February 21, 2012 under The Allstate Corporation 2009 Equity Incentive Plan	8-K	1-11840	10.2	December 28, 2011
10.15*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.4	May 5, 2020
10.16*	Form of Restricted Stock Unit Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.4	May 1, 2018
10.17*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 21, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.2	May 2, 2012
10.18*	Supplemental Retirement Income Plan, as amended and restated effective October 19, 2018	10-K	1-11840	10.16	February 15, 2019
10.19*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.20*	Amendment to The Allstate Corporation Change in Control Severance Plan effective March 1, 2021	8-K	1-11840	10.1	March 1, 2021
10.21*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.22*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008
10.23*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.24*	The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	Proxy	1-11840	App. D	April 12, 2017
10.25*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008
10.26*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008, and prior to June 1, 2016, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008
The Allstate Corporation 189

2022 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.27*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2016, and prior to June 1, 2017, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 3, 2016
10.28*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2017, under The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 1, 2017
10.29*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.30*	Resolutions regarding Non-Employee Director Compensation adopted November 18, 2016	10-K	1-11840	10.24	February 17, 2017
10.31*	Resolutions regarding Non-Employee Director Compensation adopted November 16, 2018	10-K	1-11840	10.29	February 15, 2019
10.32*	Resolutions regarding Non-Employee Director Compensation adopted November 19, 2021	10-K	1-11840	10.31	February 18, 2022
10.33*	Resolutions regarding Non-Employee Director Compensation adopted November 18, 2022					X
10.34	Purchase and Sale Agreement, dated November 26, 2021, by and between Allstate Insurance Company and DPIF3 Acquisition Co LLC	8-K	1-11840	10.1	November 29, 2021
10.35	Voluntary Retirement Agreement, dated August 18, 2022, between Glenn T. Shapiro and Allstate Insurance Company	8-K	1-11840	10	August 18, 2022
21	Subsidiaries of The Allstate Corporation					X
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Item 15.  (b)
The exhibits are listed in Item 15. (a)(3) above.
Item 15.  (c)
The financial statement schedules are listed in Item 15. (a)(2) above.
Item 16.
None.
190 www.allstate.com

2022 Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allstate Corporation (Registrant)

/s/ John C. Pintozzi
By: John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
February 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 16, 2023
Thomas J. Wilson

/s/ Jesse E. Merten	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2023
Jesse E. Merten

/s/ John C. Pintozzi	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2023
John C. Pintozzi

/s/ Donald E. Brown	Director	February 16, 2023
Donald E. Brown

/s/ Kermit R. Crawford	Director	February 16, 2023
Kermit R. Crawford

/s/ Richard T. Hume	Director	February 16, 2023
Richard T. Hume

/s/ Margaret M. Keane	Director	February 16, 2023
Margaret M. Keane

/s/ Siddharth N. Mehta	Director	February 16, 2023
Siddharth N. Mehta

/s/ Jacques P. Perold	Director	February 16, 2023
Jacques P. Perold

/s/ Andrea Redmond	Director	February 16, 2023
Andrea Redmond

/s/ Gregg M. Sherrill	Lead Director	February 16, 2023
Gregg M. Sherrill

/s/ Judith A. Sprieser	Director	February 16, 2023
Judith A. Sprieser

/s/ Perry M. Traquina	Director	February 16, 2023
Perry M. Traquina

Director
Monica Turner
The Allstate Corporation 191

2022 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule I — Summary of Investments Other than Investments in Related Parties

	As of December 31, 2022
($ in millions)	Cost/amortized cost, net	Fair value (if applicable)	Amount shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$8,123	$7,898	$7,898
States, municipalities and political subdivisions	6,500	6,210	6,210
Foreign governments	997	957	957
Public utilities	2,633	2,437	2,437
All other corporate bonds	25,929	23,826	23,826
Asset-backed securities	1,188	1,157	1,157
Total fixed maturities	45,370	42,485	42,485

Equity securities:
Common stocks:
Public utilities	48	60	60
Banks, trusts and insurance companies	260	340	340
Industrial, miscellaneous and all other	3,753	3,938	3,938
Nonredeemable preferred stocks	192	229	229
Total equity securities	4,253	4,567	4,567

Mortgage loans on real estate	762	700	762
Real estate (none acquired in satisfaction of debt)	813		813
Policy loans	120		120
Derivative instruments	1	1	1
Limited partnership interests	8,114		8,114
Other long-term investments	794		794
Short-term investments	4,174	4,173	4,173
Total investments	$64,401		$61,829

S-1 www.allstate.com

2022 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant Statement of Operations

	Year Ended December 31,
($ in millions)	2022	2021	2020
Revenues
Investment income, less investment expense	$59	$13	$12
Net gains (losses) on investments and derivatives	(34)	12	33
Total revenues	25	25	45

Expenses
Interest expense	351	328	328
Pension and other postretirement remeasurement (gains) losses	179	(611)	(73)
Pension and other postretirement (benefit) expense	(98)	(218)	(168)
Other operating expenses	56	71	73
Total expenses	488	(430)	160

(Loss) gain from operations before income tax benefit and equity in net income of subsidiaries	(463)	455	(115)

Income tax (benefit) expense	(103)	93	(26)
(Loss) gain before equity in net income of subsidiaries	(360)	362	(89)

Equity in net income of subsidiaries (1)	(951)	1,237	5,665
Net (loss) income	(1,311)	1,599	5,576

Preferred stock dividends	105	114	115

Net (loss) income applicable to common shareholders	(1,416)	1,485	5,461

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	(2,851)	(2,582)	1,293
Unrealized foreign currency translation adjustments	(150)	(8)	52
Unamortized pension and other postretirement prior service credit	(43)	(59)	9
Other comprehensive (loss) income, after-tax	(3,044)	(2,649)	1,354
Comprehensive (loss) income	$(4,355)	$(1,050)	$6,930
(1)2021 and 2020 include results of operations for the life and annuity business held for sale reported as discontinued operations in the Consolidated Statements of Operations.

See accompanying notes to condensed financial information and notes to consolidated financial statements.
The Allstate Corporation S-2

2022 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Financial Position

	December 31,
($ in millions, except par value data)	2022	2021
Assets
Investments in subsidiaries	$23,698	$32,058
Fixed income securities, at fair value (amortized cost, net $2,513 and $1,708)	2,422	1,718
Short-term investments, at fair value (amortized cost, net $291 and $297)	291	297
Cash	—	1
Receivable from subsidiaries	341	504
Deferred income taxes	59	22
Other assets	108	222
Total assets	26,919	34,822
Liabilities
Debt	7,588	7,581
Pension and other postretirement benefit obligations	180	211
Deferred compensation	320	383
Notes due to subsidiaries	1,000	1,000
Dividends payable to shareholders	260	269
Other liabilities	96	199
Total liabilities	9,444	9,643
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand shares issued and outstanding, $2,025 aggregate liquidation preference	1,970	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 263 million and 281 million shares outstanding	9	9
Additional capital paid-in	3,788	3,722
Retained income	50,954	53,294
Treasury stock, at cost (637 million and 619 million shares)	(36,857)	(34,471)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(2,253)	598
Unrealized foreign currency translation adjustments	(165)	(15)
Unamortized pension and other postretirement prior service credit	29	72
Total accumulated other comprehensive (loss) income	(2,389)	655
Total Allstate shareholders’ equity	17,475	25,179
Total liabilities and equity	$26,919	$34,822

See accompanying notes to condensed financial information and notes to consolidated financial statements.
S-3 www.allstate.com

2022 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Cash Flows

	Years Ended December 31,
($ in millions)	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(1,311)	$1,599	$5,576
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries (1)	951	(1,237)	(5,665)
Dividends received from subsidiaries	3,396	5,112	4,157
Net (gains) losses on investments and derivatives	34	(12)	(33)
Pension and other postretirement remeasurement (gains) losses	179	(611)	(73)
Changes in:
Pension and other postretirement benefits	(98)	(218)	(168)
Income taxes	(14)	177	54
Operating assets and liabilities	76	158	110
Net cash provided by operating activities	3,213	4,968	3,958

Cash flows from investing activities
Proceeds from sales of investments	2,572	1,743	1,251
Investment purchases	(2,507)	(2,673)	(402)
Investment collections	39	38	16
Capital contribution or return of capital from subsidiaries	145	383	251
Change in short-term investments, net	6	4,182	(3,777)
Acquisition of subsidiaries	—	(4,144)	—
Net cash provided by (used in) investing activities	255	(471)	(2,661)

Cash flows from financing activities
Proceeds from borrowings from subsidiaries	1,000	2,200	1,250
Repayment of notes due to subsidiaries	(1,000)	(2,450)	(1,000)
Proceeds from issuance of debt	—	—	1,189
Redemption of preferred stock	—	—	(288)
Redemption and repayment of debt	—	(250)	—
Dividends paid on common stock	(926)	(885)	(668)
Dividends paid on preferred stock	(105)	(105)	(108)
Treasury stock purchases	(2,520)	(3,120)	(1,737)
Shares reissued under equity incentive plans, net	82	114	63
Net cash used in financing activities	(3,469)	(4,496)	(1,299)

Net (decrease) increase in cash	(1)	1	(2)
Cash at beginning of year	1	—	2
Cash at end of year	$—	$1	$—
(1)2021 and 2020 results include operations for the life and annuity business held for sale reported as discontinued operations in the Consolidated Statements of Operations.

See accompanying notes to condensed financial information and notes to consolidated financial statements.
The Allstate Corporation S-4

2022 Form 10-K

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
The debt presented in Note 13 “Capital Structure” are direct obligations of or guaranteed by the Registrant. A majority of the pension and other postretirement benefits plans presented in Note 18 “Benefit Plans” are direct obligations of the Registrant.
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
2.    Notes due to subsidiaries
On June 17, 2022, the Registrant issued $1.00 billion notes, with a rate of 1.63% due on June 17, 2023, to Kennett Capital Inc. The proceeds of this issuance were used for cash management purposes.
On March 1, 2021 and June 18, 2021, the Registrant issued $200 million and $1.00 billion notes, with rates of 0.21% and 0.20%, due on March 1, 2022 and June 18, 2022, respectively, to Kennett Capital Inc. The proceeds of these issuances were used for cash management purposes. On April 5, 2021, the Registrant repaid $200 million to Kennett Capital Inc. On June 17, 2022, the Registrant repaid $1.00 billion to Kennett Capital Inc.
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
3.    Supplemental Disclosures of Cash Flow Information
The Registrant paid $323 million, $321 million and $311 million of interest on debt in 2022, 2021 and 2020, respectively.
S-5 www.allstate.com

2022 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information

($ in millions)	As of December 31,			For the years ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2022
Property-Liability
Allstate Protection	$2,146	$35,537	$17,538	$43,909		$36,607	$5,570	$5,930	$45,787
Run-off Property-Liability	—	1,955	—	—		125	—	4	—
Total Property-Liability	2,146	37,492	17,538	43,909	$2,190	36,732	5,570	5,934	45,787
Protection Services (2)	2,768	49	4,745	2,144	48	532	928	952	2,699
Allstate Health and Benefits	504	2,170	28	1,833	69	1,061	146	852	1,594
Corporate and Other	—	—	—	—	96	—	—	712	—
Intersegment Eliminations (2)	—	—	—	(149)	—	—	—	(149)	—
Total	$5,418	$39,711	$22,311	$47,737	$2,403	$38,325	$6,644	$8,301	$50,080

2021
Property-Liability
Allstate Protection	$1,951	$31,099	$15,763	$40,454		$28,760	$5,313	$6,033	$41,358
Run-off Property-Liability	—	1,916	—	—		116	—	4	—
Total Property-Liability	1,951	33,015	15,763	40,454	$3,118	28,876	5,313	6,037	41,358
Protection Services (2)	2,294	45	4,054	1,939	43	458	795	938	2,642
Allstate Health and Benefits	477	2,181	27	1,821	74	1,049	144	838	1,630
Corporate and Other	—	—	—	—	58	—	—	(133)	—
Intersegment Eliminations (2)	—	—	—	(175)	—	(16)	—	(159)	—
Total	$4,722	$35,241	$19,844	$44,039	$3,293	$30,367	$6,252	$7,521	$45,630

2020
Property-Liability
Allstate Protection	$1,608	$25,679	$12,772	$35,580		$21,485	$4,642	$5,741	$35,768
Run-off Property-Liability	—	1,888	—	—		141	—	3	—
Total Property-Liability	1,608	27,567	12,772	35,580	$1,421	21,626	4,642	5,744	35,768
Protection Services (2)	1,696	43	3,167	1,640	44	386	658	760	1,890
Allstate Health and Benefits	470	1,885	7	1,094	78	549	177	323	839
Corporate and Other	—	—	—	—	47	—	—	389	—
Intersegment Eliminations (2)	—	—	—	(147)	—	(11)	—	(136)	—
Total	$3,774	$29,495	$15,946	$38,167	$1,590	$22,550	$5,477	$7,080	$38,497
(1)A single investment portfolio supports both Allstate Protection and Run-off Property-Liability segments.
(2)Includes intersegment premiums and service fees and the related incurred losses and expenses that are eliminated in the consolidated financial statements.
The Allstate Corporation S-6

2022 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule IV — Reinsurance

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2022
Life insurance in force	$21,271	$614	$1,401	$22,058	6.4%
Premiums and contract charges:
Life insurance	$218	$7	$17	$228	7.5%
Accident and health insurance	1,622	31	14	1,605	0.9
Property and casualty insurance	47,552	1,869	221	45,904	0.5
Total premiums and contract charges	$49,392	$1,907	$252	$47,737	0.5

Year ended December 31, 2021
Life insurance in force	$20,535	$640	$1,528	$21,423	7.1%
Premiums and contract charges:
Life insurance	$156	$6	$15	$165	9.1%
Accident and health insurance	1,722	72	6	1,656	0.4
Property and casualty insurance	43,944	1,904	178	42,218	0.4
Total premiums and contract charges	$45,822	$1,982	$199	$44,039	0.5

Year ended December 31, 2020
Life insurance in force	$17,124	$16,528	$1,003	$1,599	62.7%
Premiums and contract charges:
Life insurance	$162	$8	$14	$168	8.3%
Accident and health insurance	931	5	—	926	—
Property and casualty insurance	38,115	1,141	99	37,073	0.3
Total premiums and contract charges	$39,208	$1,154	$113	$38,167	0.3
(1)No reinsurance or coinsurance income was netted against premium ceded in 2022, 2021 or 2020.
S-7 www.allstate.com

2022 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule V — Valuation Allowances and Qualifying Accounts

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period
Year ended December 31, 2022
Fixed income securities	$6	$7	$—	$—	$13
Mortgage loans	6	1	—	—	7
Bank loans	61	26	—	30	57
Investments	73	34	—	30	77
Premium installment receivable	107	313	—	288	132
Reinsurance recoverables	74	—	—	9	65
Other assets	26	—	—	7	19
Assets	280	347	—	334	293
Commitments to fund mortgage loans and bank loans	—	—	—	—	—
Liabilities	—	—	—	—	—
Total	$280	$347	$—	$334	$293

Valuation allowance for deferred tax assets	$24	$—	$10	$—	$34

Year ended December 31, 2021
Fixed income securities	$2	$4	$—	$—	$6
Mortgage loans	67	(61)	—	—	6
Bank loans	67	(6)	—	—	61
Investments	136	(63)	—	—	73
Premium installment receivable	153	274	19	339	107
Reinsurance recoverables	60	15	—	1	74
Other assets	17	9	—	—	26
Assets	366	235	19	340	280
Commitments to fund mortgage loans and bank loans	1	—	—	1	—
Liabilities	1	—	—	1	—
Total	$367	$235	$19	$341	$280

Valuation allowance for deferred tax assets	$—	$—	$38	$14	$24

Year ended December 31, 2020
Fixed income securities	$—	$2	$—	$—	$2
Mortgage loans (1)	45	39	—	17	67
Bank loans (1)	53	28	—	14	$67
Investments	98	69	—	31	136
Premium installment receivable	91	223	—	161	153
Reinsurance recoverables	$61	$(1)	$—	$—	$60
Other assets	15	2	—	—	17
Assets	265	293	—	192	366
Commitments to fund mortgage loans and bank loans	3	—	—	2	1
Liabilities	3	—	—	2	1
Total	$268	$293	$—	$194	$367
(1)Includes credit loss allowance for investments that were classified as held for sale as of December 31, 2020.
S-8 www.allstate.com