Form 10-Q
period 2023-03-31
ALLSTATE CORP
filed 2023-05-03
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 17, 2023, the registrant had 262,851,915 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
March 31, 2023

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2023	2022
Revenues
Property and casualty insurance premiums	$12,173	$10,981
Accident and health insurance premiums and contract charges	463	468
Other revenue	561	560
Net investment income	575	594
Net gains (losses) on investments and derivatives	14	(267)
Total revenues	13,786	12,336

Costs and expenses
Property and casualty insurance claims and claims expense	10,326	7,822
Accident, health and other policy benefits	265	268
Amortization of deferred policy acquisition costs	1,744	1,608
Operating costs and expenses	1,716	1,902
Pension and other postretirement remeasurement (gains) losses	(53)	(247)
Restructuring and related charges	27	12
Amortization of purchased intangibles	81	87
Interest expense	86	83
Total costs and expenses	14,192	11,535

(Loss) income from operations before income tax expense	(406)	801

Income tax (benefit) expense	(85)	151

Net (loss) income	(321)	650

Less: Net loss attributable to noncontrolling interest	(1)	(10)

Net (loss) income attributable to Allstate	(320)	660

Less: Preferred stock dividends	26	26

Net (loss) income applicable to common shareholders	$(346)	$634

Earnings per common share:
Net (loss) income applicable to common shareholders per common share - Basic	$(1.31)	$2.28
Weighted average common shares - Basic	263.5	278.1
Net (loss) income applicable to common shareholders per common share - Diluted	$(1.31)	$2.25
Weighted average common shares - Diluted	263.5	281.8

See notes to condensed consolidated financial statements.
First Quarter 2023 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended March 31,
	2023	2022
Net (loss) income	$(321)	$650

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	682	(1,594)
Unrealized foreign currency translation adjustments	50	—
Unamortized pension and other postretirement prior service credit	(4)	(15)
Discount rate for reserve for future policy benefits	(9)	95
Other comprehensive income (loss), after-tax	719	(1,514)

Comprehensive income (loss)	398	(864)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4	(22)
Comprehensive income (loss) attributable to Allstate	$394	$(842)

See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	March 31, 2023	December 31, 2022
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $46,120 and $45,370)	$44,103	$42,485
Equity securities, at fair value (cost $2,147 and $4,253)	2,174	4,567
Mortgage loans, net	781	762
Limited partnership interests	7,971	8,114
Short-term, at fair value (amortized cost $6,722 and $4,174)	6,722	4,173
Other investments, net	1,724	1,728
Total investments	63,475	61,829
Cash	662	736
Premium installment receivables, net	9,483	9,165
Deferred policy acquisition costs	5,471	5,442
Reinsurance and indemnification recoverables, net	9,528	9,619
Accrued investment income	436	423
Deferred income taxes	345	382
Property and equipment, net	971	987
Goodwill	3,502	3,502
Other assets, net	5,758	5,904
Total assets	99,631	97,989
Liabilities
Reserve for property and casualty insurance claims and claims expense	38,644	37,541
Reserve for future policy benefits	1,338	1,322
Contractholder funds	878	879
Unearned premiums	22,499	22,299
Claim payments outstanding	1,333	1,268
Other liabilities and accrued expenses	9,114	9,353
Debt	8,452	7,964
Total liabilities	82,258	80,626
Commitments and Contingent Liabilities (Note 14)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 81.0 thousand shares issued and outstanding, $2,025 aggregate liquidation preference	1,970	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 263 million and 263 million shares outstanding	9	9
Additional capital paid-in	3,780	3,788
Retained income	50,388	50,970
Treasury stock, at cost (637 million and 637 million shares)	(36,980)	(36,857)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(1,573)	(2,255)
Unrealized foreign currency translation adjustments	(115)	(165)
Unamortized pension and other postretirement prior service credit	25	29
Discount rate for reserve for future policy benefits	(10)	(1)
Total accumulated other comprehensive income	(1,673)	(2,392)
Total Allstate shareholders’ equity	17,494	17,488
Noncontrolling interest	(121)	(125)
Total equity	17,373	17,363
Total liabilities and equity	$99,631	$97,989

See notes to condensed consolidated financial statements.
First Quarter 2023 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2023	2022
Preferred stock par value	$—	$—
Preferred stock additional capital paid-in	1,970	1,970

Common stock par value	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,788	3,722
Equity incentive plans activity	(8)	(16)
Balance, end of period	3,780	3,706

Retained income
Balance, beginning of period	50,970	53,288
Net (loss) income	(320)	660
Dividends on common stock (declared per share of $0.89 and $0.85)	(236)	(236)
Dividends on preferred stock	(26)	(26)
Balance, end of period	50,388	53,686

Treasury stock
Balance, beginning of period	(36,857)	(34,471)
Shares acquired	(153)	(794)
Shares reissued under equity incentive plans, net	30	57
Balance, end of period	(36,980)	(35,208)

Accumulated other comprehensive income
Balance, beginning of period	(2,392)	426
Change in unrealized net capital gains and losses	682	(1,594)
Change in unrealized foreign currency translation adjustments	50	—
Change in unamortized pension and other postretirement prior service credit	(4)	(15)
Change in discount rate for reserve for future policy benefits	(9)	95
Balance, end of period	(1,673)	(1,088)
Total Allstate shareholders’ equity	17,494	23,075

Noncontrolling interest
Balance, beginning of period	(125)	(52)
Change in unrealized net capital gains and losses	5	(12)
Noncontrolling loss	(1)	(10)
Balance, end of period	(121)	(74)
Total equity	$17,373	$23,001
 See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(321)	$650
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	177	236
Net (gains) losses on investments and derivatives	(14)	267
Pension and other postretirement remeasurement (gains) losses	(53)	(247)
Changes in:
Policy benefits and other insurance reserves	1,080	(111)
Unearned premiums	199	390
Deferred policy acquisition costs	(29)	(103)
Premium installment receivables, net	(317)	(502)
Reinsurance recoverables, net	91	333
Income taxes	(125)	93
Other operating assets and liabilities	(87)	(574)
Net cash provided by operating activities	601	432
Cash flows from investing activities
Proceeds from sales
Fixed income securities	7,008	12,400
Equity securities	3,739	5,216
Limited partnership interests	414	300
Other investments	55	208
Investment collections
Fixed income securities	646	104
Mortgage loans	22	3
Other investments	25	49
Investment purchases
Fixed income securities	(8,424)	(13,220)
Equity securities	(1,187)	(3,624)
Limited partnership interests	(226)	(216)
Mortgage loans	(41)	(37)
Other investments	(73)	(186)
Change in short-term and other investments, net	(2,675)	114
Purchases of property and equipment, net	(79)	(130)
Net cash (used in) provided by investing activities	(796)	981
Cash flows from financing activities
Proceeds from issuance of long-term debt	744	—
Redemption and repayment of debt	(250)	—
Contractholder fund deposits	33	34
Contractholder fund withdrawals	(9)	(9)
Dividends paid on common stock	(224)	(230)
Dividends paid on preferred stock	(26)	(26)
Treasury stock purchases	(153)	(802)
Shares reissued under equity incentive plans, net	6	17
Other	—	(30)
Net cash provided by (used in) financing activities	121	(1,046)
Net (decrease) increase in cash	(74)	367
Cash at beginning of period	736	763
Cash at end of period	$662	$1,130
See notes to condensed consolidated financial statements.
First Quarter 2023 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of March 31, 2023 and for the three month periods ended March 31, 2023 and 2022 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
To reflect the application of the new guidance to all in-scope long-duration insurance contracts, certain amounts in the condensed consolidated financial statements and notes for 2022 have been recast.
Macroeconomic impacts
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”) and subsequent U.S. government fiscal and monetary policies have and may continue to effect economic activity through longer-term impacts such as supply chain disruptions, labor shortages and other macroeconomic factors that have increased inflation and affected our operations. These factors may continue to significantly affect results of operations, financial condition and liquidity. The impact from the pandemic and the ongoing effects should be considered when comparing the current period to prior periods.

Adopted accounting standard
Accounting for Long-Duration Insurance Contracts Effective January 1, 2023, the Company adopted the Financial Accounting Standards Board (”FASB”) guidance revising the accounting for certain long-duration insurance contracts using the modified retrospective approach to the transition date of January 1, 2021.
Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy lapses, are required to be reviewed at least annually, and updated as appropriate. In addition, reserves under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield that is updated through other comprehensive income (“OCI”) at each reporting date. Additionally, deferred policy acquisition costs (“DAC”) for all long-duration products will be amortized on a simplified basis. Also, the Company’s reserve for future policy benefits and DAC will be subject to new disclosure guidance.
In addition, the Company met the conditions included in Accounting Standards Update No. 2022-05, Transition for Sold Contracts, and elected to not apply the new guidance for contracts that were part of the 2021 sales of Allstate Life Insurance Company (“ALIC”) and Allstate Life Insurance Company of New York (“ALNY”).

After-tax cumulative effect of change in accounting principle on transition date
($ in millions)	January 1, 2021
Decrease in retained income	$21
Decrease in accumulated other comprehensive income (“AOCI”)	277
Total decrease in equity	$298
The decrease in AOCI is primarily attributable to a change in the discount rate used in measuring the reserve for future policy benefits for traditional life contracts and other long-term products with guaranteed terms from a portfolio-based rate at contract issuance to an upper-medium grade fixed income-based rate at the reporting date. The decrease in retained income primarily relates to certain cohorts of long-term contracts whose expected net premiums exceeded expected gross premiums which resulted in an increase in reserves and a decrease in retained income equal to the present value of expected future benefits less the present value of expected future premiums at the transition date.
6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Transition disclosures The following tables summarize the balance of and changes in the reserve for future policy benefits and DAC on January 1, 2021 upon the adoption of the guidance.

Impact of adoption for reserve for future policy benefits
( $ in millions)	Accident and health	Traditional life	Total
Pre-adoption 12/31/2020 balance (1)	$728	$311	$1,039
Adjustments:
Effect of the remeasurement of the reserve at upper-medium grade fixed income-based rate (2)	232	153	385
Adjustments for contracts with net premiums in excess of gross premiums (3)	77	—	77
Total adjustments	309	153	462
Post-adoption 1/1/2021 balance	1,037	464	1,501
Less: reinsurance recoverables (4)	159	3	162
Post-adoption 1/1/2021 balance, after reinsurance recoverables	$878	$461	$1,339
(1)Traditional life includes $11 million in reserves related to riders of traditional life insurance products reclassified from contractholder funds.
(2)Adjustment reflected with a corresponding decrease to AOCI.
(3)Adjustment reflected with a corresponding decrease to retained income.
(4)Represents post-adoption January 1, 2021 balance of reinsurance recoverables. Adjustments to reinsurance recoverables for accident and health products increased January 1, 2021 AOCI by $33 million due to the remeasurement of the reserve at upper-medium grade fixed income based rate and increased January 1, 2021 retained income by $51 million due to adjustments for contracts with net premiums in excess of gross premiums.

Impact of adoption for DAC
( $ in millions)	Accident and health	Traditional life	Interest- sensitive life	Total
Pre-adoption 12/31/2020 balance	$343	$32	$95	$470
Adjustment for removal of impact of unrealized gains or losses (1)	—	—	2	2
Post-adoption 1/1/2021 balance	$343	$32	$97	$472
(1)Adjustment reflected with a corresponding increase to AOCI.
Impacts of the adoption on the financial statements

Consolidated Statements of Operations
	Three months ended March 31, 2022
($ in millions, except per share data)	As reported	Impact of change	As adjusted
Revenues
Accident and health insurance premiums and contract charges	$469	$(1)	$468
Total revenues	12,337	(1)	12,336

Costs and expenses
Accident, health and other policy benefits	269	(1)	268
Amortization of deferred policy acquisition costs	1,612	(4)	1,608
Total costs and expenses	11,540	(5)	11,535

Income from operations before income tax expense	797	4	801
Income tax expense	151	—	151
Net income	646	4	650
Net income attributable to Allstate	656	4	660
Net income applicable to common shareholders	$630	$4	$634

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$2.27	$0.01	$2.28
Net income applicable to common shareholders per common share - Diluted	$2.24	$0.01	$2.25
First Quarter 2023 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income (unaudited)
	Three months ended March 31, 2022
($ in millions)	As reported	Impact of change	As adjusted
Net income	$646	$4	$650

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	(1,593)	(1)	(1,594)
Discount rate for reserve for future policy benefits	—	95	95
Other comprehensive loss, after-tax	(1,608)	94	(1,514)

Comprehensive loss	(962)	98	(864)
Comprehensive loss attributable to Allstate	$(940)	$98	$(842)

Condensed Consolidated Statements of Financial Position (unaudited)
	December 31, 2022
($ in millions)	As reported	Impact of change	As adjusted
Assets
Deferred policy acquisition costs	$5,418	$24	$5,442
Reinsurance and indemnification recoverables, net	9,606	13	9,619
Deferred income taxes	386	(4)	382
Other assets, net	5,905	(1)	5,904
Total assets	97,957	32	97,989
Liabilities
Reserve for future policy benefits	1,273	49	1,322
Contractholder funds	897	(18)	879
Unearned premiums	22,311	(12)	22,299
Total liabilities	80,607	19	80,626
Equity
Retained income	50,954	16	50,970
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(2,253)	(2)	(2,255)
Discount rate for reserve for future policy benefits	—	(1)	(1)
Total AOCI	(2,389)	(3)	(2,392)
Total Allstate shareholders’ equity	17,475	13	17,488
Total equity	17,350	13	17,363
Total liabilities and equity	$97,957	$32	$97,989
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
	Three months ended March 31, 2022
($ in millions)	As reported	Impact of change	As adjusted
Retained income
Balance, beginning of period	$53,294	$(6)	$53,288
Net income	656	4	660
Balance, end of period	53,688	(2)	53,686

Accumulated other comprehensive income (loss)
Balance, beginning of period	655	(229)	426
Change in unrealized net capital gains and losses	(1,593)	(1)	(1,594)
Change in discount rate for reserve for future policy benefits	—	95	95
Balance, end of period	(953)	(135)	(1,088)

Total Allstate shareholders’ equity	23,212	(137)	23,075
Total equity	$23,138	$(137)	$23,001

Condensed Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2022
($ in millions)	As reported	Impact of change	As adjusted
Cash flows from operating activities
Net income	$646	$4	$650
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Policy benefits and other insurance reserves	(113)	2	(111)
Unearned premiums	392	(2)	390
Deferred policy acquisition costs	(99)	(4)	(103)
Reinsurance recoverables, net	334	(1)	333
Income taxes	92	1	93
Other operating assets and liabilities	(574)	—	(574)
Net cash provided by operating activities	$432	$—	$432
Changes to significant accounting policies
Reserve for future policy benefits
Long-duration voluntary accident and health insurance and traditional life insurance contracts The reserve for future policy benefits (“RFPB”) is calculated using the net premium reserving model, which uses the present value of insurance contract benefits less the present value of net premiums. Under the net premium reserving model, the Company computes a net premium ratio which is the present value of insurance contract benefits divided by the present value of gross premiums. The present value of contract benefits and gross premiums are determined using the discount rate at contract inception. The net premium ratio is applied to premiums due on a periodic basis to compute the RFPB. The net premium ratio is recomputed at least annually using both actual historical cash flows and future cash flows anticipated over the life of cohort of contracts subject to measurement. Assumptions including mortality, morbidity, and lapses affect the timing and amount of estimated cash flows used to calculate the RFPB.
The Company has grouped contracts into cohorts based on product type and issue year. Examples of insurance product types include whole life, term life, critical illness and disability. Issue year is based on the issuance date of the contract to the policyholder, except in the case of contracts acquired in a business combination, where the issue date is based on the acquisition date of the business combination. The RFPB is calculated for contracts in force at the end of each period, which results in the Company recognizing the effects of actual experience in the period it occurs.
Annually, in the third quarter, the Company obtains historical premiums and benefits information and evaluates future cash flow assumptions that include mortality, morbidity, and terminations, and updates cash flow assumptions as necessary. The Company has elected to not update the expense assumption when annually reviewing and updating future cash flow assumptions. Actual premiums and benefits and any updates to future cash flow assumptions are incorporated into the calculation of an updated net premium ratio. Updates for actual premiums and benefits and changes to future cash flow assumptions will result in a liability remeasurement gain or loss that is recognized in net income. The first step to determining the liability remeasurement gain or loss is to calculate the RFPB using revised net premiums discounted at the locked-in discount rate set at contract issuance. The result of the first step is then compared to the carrying amount of the RFPB before the updates for actual experience and changes to future cash flow assumptions. The decrease (gain) or increase (loss) in the RFPB is reported as liability
First Quarter 2023 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

remeasurement gain or loss in net income and presented parenthetically as part of Accident, health and other policy benefits on the Consolidated Statements of Operations. The updated net premium ratio is used in future quarters to measure the RFPB until the next annual update or an earlier date if the Company determines it is necessary to revise future cash flow assumptions based on available evidence, including actual experience.
The discount rate assumption is determined using a yield curve approach. The yield curve consists of U.S. dollar-denominated senior unsecured fixed-income securities issued by U.S. companies that have an A credit rating based on the ratings provided by nationally recognized rating agencies that include Moody’s, Standard & Poor’s, and Fitch. For points on the yield curve that do not have observable yields, the Company uses linear interpolation which calculates the unobservable yield based on the two nearest observable yields, except for any points beyond the last observable yield at 30 years, where interest rates are held constant with the last observable point on the yield curve. The Company updates the current discount rate quarterly and the change in the RFPB resulting from the updated current discount rate is recognized in OCI.
Deferred policy acquisition costs
Deferred policy acquisition costs are related directly to the successful acquisition of new or renewal insurance contracts and are deferred and recognized as an expense over the life of the related contracts. These costs are principally agent and broker remuneration, premium taxes and certain underwriting expenses. All other acquisition costs are expensed as incurred and included in operating costs and expenses.

Long-duration voluntary accident and health insurance, traditional life insurance contracts, and interest-sensitive life insurance contracts Voluntary accident and health insurance and traditional life insurance contracts are grouped by product and issue year into cohorts consistent with the cohorts used to calculate the RFPB. Interest-sensitive life insurance contracts are grouped into cohorts by issue year, and the issue year is determined based on contract issue date. DAC is amortized on a constant level basis over the expected contract term and is included in Amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. The constant level basis used for all cohorts is based on policies-in-force. The expected contract term and mortality, morbidity, and termination assumptions are used to calculate both DAC amortization and the RFPB. If actual contract terminations are greater than expected terminations for any cohort, each affected cohort’s DAC balance will be reduced in the current period based on the difference between the actual and expected terminations. No adjustments to DAC amortization are recorded if actual contract terminations are less than expected terminations for any cohort. If the Company makes an update to any of its mortality, morbidity, or termination assumptions, the Company will use the assumptions prospectively to amortize any cohort’s remaining DAC over the remaining expected contract term.
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. The Company amortizes the present value of future profits using the same methodology and assumptions as the amortization of DAC. The present value of future profits is subject to premium deficiency testing.
10 www.allstate.com

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(321)	$650
Less: Net loss attributable to noncontrolling interest	(1)	(10)
Net (loss) income attributable to Allstate	(320)	660
Less: Preferred stock dividends	26	26
Net (loss) income applicable to common shareholders	$(346)	$634

Denominator:
Weighted average common shares outstanding	263.5	278.1
Effect of dilutive potential common shares (1):
Stock options	—	2.6
Restricted stock units (non-participating) and performance stock awards	—	1.1
Weighted average common and dilutive potential common shares outstanding	263.5	281.8

Earnings per common share - Basic	$(1.31)	$2.28
Earnings per common share - Diluted (1)	$(1.31)	$2.25

Anti-dilutive options excluded from diluted earnings per common share	1.1	1.2
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	2.6	—
(1)As a result of the net loss reported for the three month period ended March 31, 2023, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.

Note 3	Reportable Segments
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability segments and adjusted net income for the Protection Services, Allstate Health and Benefits and Corporate and Other segments.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses (“losses”), amortization of DAC, operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges as determined using GAAP.

Adjusted net income is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives
•	Pension and other postretirement remeasurement gains and losses
•	Amortization or impairment of purchased intangibles
•	Gain or loss on disposition
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items
A reconciliation of these measures to net income (loss) applicable to common shareholders is provided below.
First Quarter 2023 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended March 31,
($ in millions)	2023	2022
Underwriting income (loss) by segment
Allstate Protection	$(998)	$282
Run-off Property-Liability	(3)	(2)
Total Property-Liability	(1,001)	280

Adjusted net income (loss) by segment, after-tax
Protection Services	34	53
Allstate Health and Benefits	56	57
Corporate and Other	(89)	(111)

Reconciling items
Property-Liability net investment income	509	558
Net gains (losses) on investments and derivatives	14	(267)
Pension and other postretirement remeasurement gains (losses)	53	247
Amortization of purchased intangibles (1)	(24)	(29)
Gain (loss) on disposition	9	(16)
Income tax benefit (expense) on reconciling items	92	(148)
Total reconciling items	653	345

Less: Net loss attributable to noncontrolling interest (2)	(1)	(10)

Net (loss) income applicable to common shareholders	$(346)	$634
(1)Excludes amortization of purchased intangibles in Property-Liability, which is included above in underwriting income.
(2)Reflects net loss attributable to noncontrolling interest in Property-Liability.
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended March 31,
	2023	2022
Property-Liability
Insurance premiums
Auto	$7,908	$7,081
Homeowners	2,810	2,490
Other personal lines	562	531
Commercial lines	232	283
Other business lines	123	113
Allstate Protection	11,635	10,498
Run-off Property-Liability	—	—
Total Property-Liability insurance premiums	11,635	10,498
Other revenue	353	347
Net investment income	509	558
Net gains (losses) on investments and derivatives	12	(203)
Total Property-Liability	12,509	11,200

Protection Services
Protection plans	361	313
Roadside assistance	49	53
Finance and insurance products	128	117
Intersegment premiums and service fees (1)	33	41
Other revenue	84	94
Net investment income	16	9
Net gains (losses) on investments and derivatives	(1)	(13)
Total Protection Services	670	614

Allstate Health and Benefits
Employer voluntary benefits	255	263
Group health	107	94
Individual health	101	111
Other revenue	101	95
Net investment income	19	17
Net gains (losses) on investments and derivatives	2	(7)
Total Allstate Health and Benefits	585	573

Corporate and Other
Other revenue	23	24
Net investment income	31	10
Net gains (losses) on investments and derivatives	1	(44)
Total Corporate and Other	55	(10)

Intersegment eliminations (1)	(33)	(41)
Consolidated revenues	$13,786	$12,336
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.

First Quarter 2023 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Note 4	Investments

Portfolio composition
($ in millions)	March 31, 2023	December 31, 2022
Fixed income securities, at fair value	$44,103	$42,485
Equity securities, at fair value	2,174	4,567
Mortgage loans, net	781	762
Limited partnership interests	7,971	8,114
Short-term investments, at fair value	6,722	4,173
Other investments, net	1,724	1,728
Total	$63,475	$61,829

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
March 31, 2023
U.S. government and agencies	$7,826	$21	$(152)	$7,695
Municipal	6,499	65	(240)	6,324
Corporate	29,705	118	(1,787)	28,036
Foreign government	1,112	3	(24)	1,091
ABS	978	4	(25)	957
Total fixed income securities	$46,120	$211	$(2,228)	$44,103

December 31, 2022
U.S. government and agencies	$8,123	$6	$(231)	$7,898
Municipal	6,500	36	(326)	6,210
Corporate	28,562	46	(2,345)	26,263
Foreign government	997	—	(40)	957
ABS	1,188	4	(35)	1,157
Total fixed income securities	$45,370	$92	$(2,977)	$42,485

Scheduled maturities for fixed income securities
($ in millions)	March 31, 2023		December 31, 2022
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$3,754	$3,697	$2,870	$2,836
Due after one year through five years	24,766	23,771	26,546	25,217
Due after five years through ten years	11,461	10,697	11,035	9,870
Due after ten years	5,161	4,981	3,731	3,405
	45,142	43,146	44,182	41,328
ABS	978	957	1,188	1,157
Total	$46,120	$44,103	$45,370	$42,485
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended March 31,
	2023	2022
Fixed income securities	$390	$267
Equity securities	11	36
Mortgage loans	8	8
Limited partnership interests	134	292
Short-term investments	66	2
Other investments	41	40
Investment income, before expense	650	645
Investment expense	(75)	(51)
Net investment income	$575	$594
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net gains (losses) on investments and derivatives by asset type
($ in millions)	Three months ended March 31,
	2023	2022
Fixed income securities	$(136)	$(152)
Equity securities	167	(347)
Mortgage loans	—	(1)
Limited partnership interests	22	(101)
Derivatives	(52)	318
Other investments	13	16
Net gains (losses) on investments and derivatives	$14	$(267)

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended March 31,
	2023	2022
Sales	$(120)	$(127)
Credit losses	(12)	(11)
Valuation change of equity investments (1)	198	(447)
Valuation change and settlements of derivatives	(52)	318
Net gains (losses) on investments and derivatives	$14	$(267)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended March 31,
	2023	2022
Gross realized gains	$46	$66
Gross realized losses	(173)	(218)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended March 31,
	2023	2022
Equity securities	$20	$(92)
Limited partnership interests carried at fair value	16	38
Total	$36	$(54)

Credit losses recognized in net income
($ in millions)	Three months ended March 31,
	2023	2022
Assets
Fixed income securities:
Corporate	$(9)	$—
Total fixed income securities	(9)	—
Mortgage loans	—	(1)
Other investments
Bank loans	(3)	(10)
Total credit losses by asset type	$(12)	$(11)

Liabilities
Commitments to fund commercial mortgage loans and bank loans	—	—
Total	$(12)	$(11)
First Quarter 2023 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2023		Gains	Losses
Fixed income securities	$44,103	$211	$(2,228)	$(2,017)
Short-term investments	6,722	—	—	—
Derivative instruments	—	—	(2)	(2)
Limited partnership interests (1)				4
Unrealized net capital gains and losses, pre-tax				(2,015)
Other unrealized net capital gains and losses, pre-tax (2)				18
Deferred income taxes				424
Unrealized net capital gains and losses, after-tax				$(1,573)

December 31, 2022
Fixed income securities	$42,485	$92	$(2,977)	$(2,885)
Short-term investments	4,173	—	(1)	(1)
Derivative instruments	—	—	(3)	(3)
Limited partnership interests (1)				2
Unrealized net capital gains and losses, pre-tax				(2,887)
Other unrealized net capital gains and losses, pre-tax (2)				23
Deferred income taxes				609
Unrealized net capital gains and losses, after-tax				$(2,255)
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of the equity method of accounting (“EMA”) limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.
(2)Includes amounts recognized for the reclassification of unrealized gains and losses related to noncontrolling interest.

Change in unrealized net capital gains (losses)
($ in millions)	Three months ended March 31, 2023
Fixed income securities	$868
Short-term investments	1
Derivative instruments	1
Limited partnership interests	2
Total	872
Other unrealized net capital gains and losses, pre-tax	(5)
Deferred income taxes	(185)
Increase in unrealized net capital gains and losses, after-tax	$682

Carrying value for limited partnership interests
($ in millions)	March 31, 2023			December 31, 2022
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$5,546	$1,199	$6,745	$5,372	$1,217	$6,589
Real estate	1,019	29	1,048	1,013	29	1,042
Other (1)	178	—	178	483	—	483
Total	$6,743	$1,228	$7,971	$6,868	$1,246	$8,114
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of March 31, 2023 and December 31, 2022, the fair value of short-term investments totaled $6.72 billion and $4.17 billion, respectively.
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Other investments Other investments primarily consist of bank loans, real estate, policy loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Policy loans are carried at unpaid principal balances. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.

Other investments by asset type
($ in millions)	March 31, 2023	December 31, 2022
Bank loans, net	$698	$686
Real estate	790	813
Policy loans	120	120
Derivatives	10	1
Other	106	108
Total	$1,724	$1,728
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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $400 million and $389 million as of March 31, 2023 and December 31, 2022, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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
First Quarter 2023 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

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

Rollforward of credit loss allowance for fixed income securities
	Three months ended March 31,
($ in millions)	2023	2022
Beginning balance	$(13)	$(6)
Credit losses on securities for which credit losses not previously reported	—	—
Net increases related to credit losses previously reported	(9)	—
Reduction of allowance related to sales	—	—
Write-offs	—	—
Ending balance	$(22)	$(6)

Components of credit loss allowance
Corporate bonds	$(20)	$(6)
ABS	(2)	—
Total	$(22)	$(6)

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2023
Fixed income securities
U.S. government and agencies	70	$2,576	$(41)	104	$3,216	$(111)	$(152)
Municipal	1,183	1,632	(27)	1,860	2,376	(213)	(240)
Corporate	970	8,673	(286)	1,777	14,543	(1,501)	(1,787)
Foreign government	15	197	(1)	87	452	(23)	(24)
ABS	74	160	(5)	152	669	(20)	(25)
Total fixed income securities	2,312	$13,238	$(360)	3,980	$21,256	$(1,868)	$(2,228)
Investment grade fixed income securities	2,132	$12,415	$(313)	3,601	$18,633	$(1,509)	$(1,822)
Below investment grade fixed income securities	180	823	(47)	379	2,623	(359)	(406)
Total fixed income securities	2,312	$13,238	$(360)	3,980	$21,256	$(1,868)	$(2,228)

December 31, 2022
Fixed income securities
U.S. government and agencies	112	$4,900	$(138)	75	$2,393	$(93)	$(231)
Municipal	3,015	3,944	(215)	507	740	(111)	(326)
Corporate	2,085	18,072	(1,389)	845	6,105	(956)	(2,345)
Foreign government	74	739	(22)	42	200	(18)	(40)
ABS	194	874	(27)	83	109	(8)	(35)
Total fixed income securities	5,480	$28,529	$(1,791)	1,552	$9,547	$(1,186)	$(2,977)
Investment grade fixed income securities	4,959	$25,487	$(1,409)	1,437	$8,791	$(1,009)	$(2,418)
Below investment grade fixed income securities	521	3,042	(382)	115	756	(177)	(559)
Total fixed income securities	5,480	$28,529	$(1,791)	1,552	$9,547	$(1,186)	$(2,977)
18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses by unrealized loss position and credit quality as of March 31, 2023
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(1,669)	$(296)	$(1,965)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(153)	(110)	(263)
Total unrealized losses	$(1,822)	$(406)	$(2,228)
(1)Below investment grade fixed income securities include $41 million that have been in an unrealized loss position for less than twelve months.
(2)Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.
(3)Below investment grade fixed income securities include $104 million that have been in an unrealized loss position for a period of twelve or more consecutive months.
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
As of March 31, 2023, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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

Accrued interest
($ in millions)	March 31,	December 31,
	2023	2022
Mortgage loans	$3	$3
Bank Loans	4	3
First Quarter 2023 Form 10-Q 19

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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	March 31, 2023							December 31, 2022
($ in millions)	2018 and prior	2019	2020	2021	2022	Current	Total	Total
Below 1.0	$—	$—	$—	$—	$18	$—	$18	$18
1.0 - 1.25	10	—	10	—	—	—	20	42
1.26 - 1.50	41	66	—	12	7	8	134	151
Above 1.50	108	172	42	185	77	32	616	558
Amortized cost before allowance	$159	$238	$52	$197	$102	$40	$788	$769
Allowance							(7)	(7)
Amortized cost, net							$781	$762
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of March 31, 2023 and December 31, 2022.

Rollforward of credit loss allowance for mortgage loans
	Three months ended March 31,
($ in millions)	2023	2022
Beginning balance	$(7)	$(6)
Net increases related to credit losses	—	(1)
Write-offs	—	—
Ending balance	$(7)	$(7)
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
20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Bank loans amortized cost by credit rating and year of origination
	March 31, 2023							December 31, 2022
($ in millions)	2018 and prior	2019	2020	2021	2022	Current	Total	Total
NAIC 2 / BBB	$—	$7	$5	$45	$4	$—	$61	$54
NAIC 3 / BB	5	4	3	202	16	22	252	266
NAIC 4 / B	22	17	15	223	38	32	347	329
NAIC 5-6/ CCC and below	31	34	1	16	6	2	90	94
Amortized cost before allowance	$58	$62	$24	$486	$64	$56	$750	$743
Allowance							(52)	(57)
Amortized cost, net							$698	$686

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended March 31,
	2023	2022
Beginning balance	$(57)	$(61)
Net increases related to credit losses	(3)	(10)
Reduction of allowance related to sales	5	3
Write-offs	3	—
Ending balance	$(52)	$(68)

Note 5	Fair Value of Assets and Liabilities
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
First Quarter 2023 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

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
22 www.allstate.com

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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of March 31, 2023, the Company has commitments to invest $204 million in these limited partnership interests.
First Quarter 2023 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	March 31, 2023
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$7,678	$17	$—		$7,695
Municipal	—	6,307	17		6,324
Corporate - public	—	20,320	29		20,349
Corporate - privately placed	—	7,638	49		7,687
Foreign government	—	1,091	—		1,091
ABS	—	930	27		957
Total fixed income securities	7,678	36,303	122		44,103
Equity securities	1,523	293	358		2,174
Short-term investments	2,034	4,682	6		6,722
Other investments	—	10	2	$—	12
Other assets	4	—	112		116
Total recurring basis assets	11,239	41,288	600	—	53,127
Non-recurring basis	—	—	19		19
Total assets at fair value	$11,239	$41,288	$619	$—	$53,146
% of total assets at fair value	21.1%	77.7%	1.2%	—%	100.0%

Investments reported at NAV					1,228
Total					$54,374
Liabilities
Other liabilities	$(5)	$(16)	$—	$16	$(5)
Total recurring basis liabilities	(5)	(16)	—	16	(5)
Total liabilities at fair value	$(5)	$(16)	$—	$16	$(5)
% of total liabilities at fair value	100.0%	320.0%	—%	(320.0)%	100.0%
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
As of March 31, 2023 and December 31, 2022, Level 3 fair value measurements of fixed income securities total $122 million and $173 million, respectively, and include $30 million and $70 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $16 million and $21 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
First Quarter 2023 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2023
	Balance as of December 31, 2022	Total gains (losses) included in:		Transfers						Balance as of March 31, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$21	$—	$—	$—	$—	$—	$(3)	$—	$(1)	$17
Corporate - public	69	(1)	2	—	—	—	(41)	—	—	29
Corporate - privately placed	55	(4)	—	—	—	—	(2)	—	—	49
ABS	28	—	—	—	—	—	—	—	(1)	27
Total fixed income securities	173	(5)	2	—	—	—	(46)	—	(2)	122
Equity securities	333	—	—	—	—	42	(17)	—	—	358
Short-term investments	6	—	—	—	—	—	—	—	—	6
Other investments	3	(1)	—	—	—	—	—	—	—	2
Other assets	103	9	—	—	—	—	—	—	—	112
Total recurring Level 3 assets	$618	$3	$2	$—	$—	$42	$(63)	$—	$(2)	$600

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2022
	Balance as of December 31, 2021	Total gains (losses) included in:		Transfers						Balance as of March 31, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$—	$—	$—	$—	$—	$—	$(1)	$17
Corporate - public	20	—	(2)	—	—	35	(4)	—	—	49
Corporate - privately placed	66	—	1	—	—	63	—	—	—	130
ABS	40	1	—	—	(28)	7	—	—	(1)	19
Total fixed income securities	144	1	(1)	—	(28)	105	(4)	—	(2)	215
Equity securities	349	25	—	—	—	2	(3)	—	—	373
Short-term investments	5	—	—	—	—	6	—	—	—	11
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	65	12	—	—	—	—	—	—	—	77
Total recurring Level 3 assets	$565	$38	$(1)	$—	$(28)	$113	$(7)	$—	$(2)	$678

Total Level 3 gains (losses) included in net income
	Three months ended March 31,
($ in millions)	2023	2022
Net investment income	$(5)	$9
Net gains (losses) on investments and derivatives	8	29
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

There were no transfers into Level 3 during the three months ended March 31, 2023 and 2022.
There were no transfers out of Level 3 during the three months ended March 31, 2023. Transfers out of Level 3 during the three months ended March 31, 2022 included situations where a broker quote was used in the prior period and a quote became available from the
Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of March 31,
	Three months ended March 31,
($ in millions)	2023	2022
Assets
Fixed income securities:
Corporate - privately placed	$(4)	$—
Total fixed income securities	(4)	—
Equity securities	(1)	25
Other investments	(1)	—
Other assets	9	12
Total recurring Level 3 assets	$3	$37
Total included in net income	$3	$37

Components of net income
Net investment income	$(5)	$9
Net gains (losses) on investments and derivatives	8	28
Total included in net income	$3	$37

Assets
Corporate - public	$1	$(2)
Corporate - privately placed	—	1
Changes in unrealized net capital gains and losses reported in OCI	$1	$(1)

Financial instruments not carried at fair value
($ in millions)		March 31, 2023		December 31, 2022
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$781	$724	$762	$700
Bank loans	Level 3	698	706	686	686

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$48	$48	$50	$50
Debt	Level 2	8,452	8,089	7,964	7,449
Liability for collateral	Level 2	1,807	1,807	2,011	2,011
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 6	Derivative Financial Instruments
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
First Quarter 2023 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

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
In 2022, the Company also had derivatives embedded in non-derivative host contracts that were required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income.
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
In connection with the sale of ALIC and certain affiliates in 2021, the sale agreement included a provision related to contingent consideration that may be earned over a ten-year period with the first potential payment date commencing on January 1, 2026 and a final potential payment date of January 1, 2035. The contingent consideration is determined annually based on the average 10-year Treasury rate over the preceding 3-year period compared to a designated rate. The contingent consideration meets the definition of a derivative and is accounted for on a fair value basis with periodic changes in fair value reflected in earnings. There are no collateral requirements related to the contingent consideration.
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of March 31, 2023
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	6,842	$2	$2	$—
Equity and index contracts
Futures	Other assets	n/a	1,116	2	2	—
Foreign currency contracts
Foreign currency forwards	Other investments	$453	n/a	(9)	5	(14)
Contingent consideration	Other assets	250	n/a	112	112	—
Credit default contracts
Credit default swaps – buying protection	Other investments	51	n/a	—	1	(1)
Total asset derivatives		$754	7,958	$107	$122	$(15)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	12,394	$(3)	$—	$(3)
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	680	(2)	—	(2)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$176	n/a	3	4	(1)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	3	n/a	—	—	—
Total liability derivatives		179	13,074	(2)	$4	$(6)
Total derivatives		$933	21,032	$105
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
First Quarter 2023 Form 10-Q 29

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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2023
Asset derivatives	$10	$(19)	$19	$10	$—	$10
Liability derivatives	(16)	19	(3)	—	—	—

December 31, 2022
Asset derivatives	$23	$(22)	$—	$1	$—	$1
Liability derivatives	(22)	22	(1)	(1)	—	(1)
(1)All OTC derivatives are subject to enforceable master netting agreements.
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2023
Interest rate contracts	$(35)	$—	$(35)
Equity and index contracts	4	8	12
Contingent consideration	—	9	9
Foreign currency contracts	(7)	—	(7)
Credit default contracts	(14)	—	(14)
Total	$(52)	$17	$(35)

Three months ended March 31, 2022
Interest rate contracts	$316	$—	$316
Equity and index contracts	3	(13)	(10)
Contingent consideration	—	12	12
Foreign currency contracts	7	—	7
Credit default contracts	(8)	—	(8)
Total	$318	$(1)	$317
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

OTC cash and securities collateral pledged
($ in millions)	March 31, 2023
Pledged by the Company	$19
Pledged to the Company (1)	3
(1)$1 million of collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	March 31, 2023				December 31, 2022
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$176	$3	$—	1	$128	$5	$—
A	—	—	—	—	1	192	7	—
Total	1	$176	$3	$—	2	$320	$12	$—
(1)    Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)    Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	March 31, 2023
Pledged by the Company	$146
Received by the Company	—
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
First Quarter 2023 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

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

($ in millions)	March 31, 2023	December 31, 2022
Gross liability fair value of contracts containing credit-risk-contingent features	$4	$21
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(3)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(1)	(10)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—

Note 7	Variable Interest Entities
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
The Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges. In addition, as of March 31, 2023 and December 31, 2022, the Company holds interests of $123 million in the form of surplus notes included in other liabilities and expenses on the Statement of Assets and Liabilities of the Reciprocal Exchanges that provide capital to the Reciprocal Exchanges and would absorb any expected losses. The Company is therefore the primary beneficiary. In addition, the Company provides quota share reinsurance on the property business of the Reciprocal Exchanges.
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company.
The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $57 million of earned premiums for the three months ended March 31, 2023 compared to $42 million for the three months ended March 31, 2022.
Claims and claims expenses were $40 million for the three months ended March 31, 2023 compared to $34 million for the three months ended March 31, 2022.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	March 31, 2023	December 31, 2022
Assets
Fixed income securities	$285	$302
Short-term investments	16	13
Deferred policy acquisition costs	23	15
Premium installment and other receivables, net	36	43
Reinsurance recoverables, net	88	97
Other assets	37	90
Total assets	485	560
Liabilities
Reserve for property and casualty insurance claims and claims expense	194	209
Unearned premiums	132	171
Other liabilities and expenses	285	311
Total liabilities	$611	$691

32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 8	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns or data, it applies actuarial judgment in the determination and selection of development factors to develop reserve liabilities. Supply chain disruptions and inflation have resulted in higher part costs, used car values and longer time to claim resolution, which have combined with labor shortages to increase physical damage loss costs. Medical inflation, treatment trends, attorney representation, litigation costs and more severe accidents have contributed to higher third-party bodily injury loss costs. The Company has also digitized and modified claim processes to increase effectiveness and efficiency. These factors may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability.
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
First Quarter 2023 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Three months ended March 31,
($ in millions)	2023	2022
Balance as of January 1	$37,541	$33,060
Less recoverables (1)	(9,176)	(9,479)
Net balance as of January 1	28,365	23,581
Incurred claims and claims expense related to:
Current year	10,341	7,677
Prior years	(15)	145
Total incurred	10,326	7,822
Claims and claims expense paid related to:
Current year	(3,122)	(2,751)
Prior years	(6,036)	(4,735)
Total paid	(9,158)	(7,486)
Net balance as of March 31	29,533	23,917
Plus recoverables	9,111	9,074
Balance as of March 31	$38,644	$32,991
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $1.69 billion and $462 million in the three months ended March 31, 2023 and 2022, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Prior year reserve reestimates included in claims and claims expense (1)
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended March 31,
Auto	$3	$151	$(28)	$(9)	$(25)	$142
Homeowners	(12)	4	(8)	(11)	(20)	(7)
Other personal lines	10	(11)	(7)	4	3	(7)
Commercial lines	23	20	1	(1)	24	19
Other business lines	1	(7)	—	4	1	(3)
Run-off Property-Liability	2	1	—	—	2	1
Total prior year reserve reestimates	$27	$158	$(42)	$(13)	$(15)	$145
(1)Favorable reserve reestimates are shown in parentheses.

34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 9	Reserve for Future Policy Benefits and Contractholder Funds

Rollforward of reserve for future policy benefits (1)
	Three months ended March 31,
	Accident and health		Traditional life		Total
($ in millions)	2023	2022	2023	2022	2023	2022
Present value of expected net premiums
Beginning balance	$1,464	$1,785	$238	$254	$1,702	$2,039
Beginning balance at original discount rate	1,549	1,604	246	215	1,795	1,819
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	(42)	(49)	5	20	(37)	(29)
Adjusted beginning balance	1,507	1,555	251	235	1,758	1,790
Issuances	199	173	17	4	216	177
Interest accrual	12	12	3	2	15	14
Net premiums collected	(95)	(103)	(12)	(11)	(107)	(114)
Lapses and withdrawals	—	—	—	—	—	—
Ending balance at original discount rate	1,623	1,637	259	230	1,882	1,867
Effect of changes in discount rate assumptions	(62)	65	(5)	20	(67)	85
Ending balance	1,561	1,702	254	250	1,815	1,952

Present value of expected future policy benefits
Beginning balance	2,229	2,796	524	673	2,753	3,469
Beginning balance at original discount rate	2,316	2,426	534	511	2,850	2,937
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	(47)	(53)	4	19	(43)	(34)
Adjusted beginning balance	2,269	2,373	538	530	2,807	2,903
Issuances	199	172	16	4	215	176
Interest accrual	19	19	6	5	25	24
Benefit payments	(99)	(110)	(12)	(8)	(111)	(118)
Lapses and withdrawals	—	—	—	—	—	—
Ending balance at original discount rate	2,388	2,454	548	531	2,936	2,985
Effect of changes in discount rate assumptions	(53)	175	(1)	94	(54)	269
Ending balance	$2,335	$2,629	$547	$625	$2,882	$3,254

Net reserve for future policy benefits (1)	$774	$927	$293	$375	$1,067	$1,302
Less: reinsurance recoverables	76	139	2	2	78	141
Net reserve for future policy benefits, after reinsurance recoverables	$698	$788	$291	$373	$989	$1,161
(1)Excludes $271 million and $264 million of reserves related to short-duration and other contracts as of March 31, 2023 and 2022, respectively.

Revenue and interest recognized in the condensed consolidated statements of operations
($ in millions)	Three months ended March 31,
	2023	2022
Revenues (1)
Accident and health	$225	$253
Traditional life	25	22
Total	$250	$275

Interest expense (2)
Accident and health	$7	$7
Traditional life	3	3
Total	$10	$10
(1) Total revenues reflects gross premiums used in the calculation for reserve for future policy benefits. Revenues included in Accident and health insurance premiums and contract charges on the Condensed Consolidated Statements of Operations reflect premium revenue recognized for traditional life insurance and long-duration and short-duration accident and health insurance contracts.
(2) Total interest expense presented as part of Accident, health and other policy benefits on the Condensed Consolidated Statements of Operations.

First Quarter 2023 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts.

	As of March 31,
	2023		2022
($ in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Accident and health
Expected future gross premiums	$5,068	$3,671	$5,219	$4,137
Expected future benefits and expenses	3,351	2,335	3,453	2,629
Traditional life
Expected future gross premiums	721	500	652	500
Expected future benefits and expenses	1,008	547	972	625

Key assumptions used in calculating the reserve for future policy benefits
	As of March 31,
	Accident and health		Traditional life
	2023	2022	2023	2022
Weighted-average duration (in years)	4.1	4.2	14.1	13.9
Weighted-average interest rates
Interest accretion rate (discount rate at contract issuance)	5.09%	6.69%	5.50%	5.70%
Current discount rate (upper-medium grade fixed income yield)	4.58	2.76	5.03	3.54
Significant assumptions To determine mortality and morbidity assumptions, the Company uses a combination of Company historical experience and industry data. Mortality and morbidity are monitored throughout the year. Historical experience is obtained through annual Company experience studies in the third quarter that consider the Company’s historical claim patterns. The lapse assumption is determined based on historical lapses of the Company’s insurance contracts.
The following table summarizes the ratio of actual to expected lapses used in the determination of the reserve for future policy benefits.

	As of March 31,
	Accident and health		Traditional life
	2023	2022	2023	2022
Lapses	90%	111%	92%	95%
Contractholder funds

Contractholder funds activity
	Three months ended March 31,
($ in millions)	2023	2022
Balance, beginning of year	$879	$890
Deposits	33	35
Interest credited	8	8
Benefits	(4)	(3)
Surrenders and partial withdrawals	(5)	(5)
Contract charges	(30)	(28)
Other adjustments	(3)	(6)
Balance, end of period	$878	$891

Components of contractholder funds
Interest-sensitive life insurance	$830	$837
Fixed annuities	48	54
Total	$878	$891

Weighted-average crediting rate	4.27%	4.29%
Net amount at risk (1)	$11,780	$12,101
Cash surrender value	$722	$728
(1)Guaranteed benefit amounts in excess of the current account balances.
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Account values: comparison of current crediting rate to guaranteed minimum crediting rate (1)
($ in millions) Range of guaranteed minimum crediting rates	At guaranteed minimum	1-50 basis points above	Total
March 31, 2023
Less than 3%	$—	$—	$—
3.00% - 3.49%	—	20	20
3.50% - 3.99%	11	—	11
4.00% - 4.49%	431	—	431
4.50% - 4.99%	266	—	266
5% or greater	69	—	69
Non-account balances (2)			81
Total	$777	$20	$878

March 31, 2022
Less than 3%	$—	$—	$—
3.00% - 3.49%	—	6	6
3.50% - 3.99%	12	—	12
4.00% - 4.49%	438	—	438
4.50% - 4.99%	272	—	272
5% or greater	71	—	71
Non-account balances (2)			92
Total	$793	$6	$891
(1)Difference, in basis points, between rates being credited to contractholders and the respective guaranteed minimum crediting rates.
(2)Non-account balances include unearned revenue and amounts related to policies where a claim is either in the course of settlement or incurred but not reported. A claim on a life insurance policy results in the accrual of interest at a rate and over a period of time that is specified by state insurance regulations.

Note 10	Reinsurance and Indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended March 31,
	2023	2022
Property and casualty insurance premiums earned	$(446)	$(427)
Accident and health insurance premiums and contract charges	(9)	(8)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended March 31,
	2023	2022
Property and casualty insurance claims and claims expense (1)	$(320)	$(109)
Accident, health and other policy benefits	(8)	(7)
(1)Includes approximately $58 million of ceded losses offset by approximately $18 million of reinstatement premiums, related to the Nationwide Reinsurance Program for the first quarter of 2023.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	March 31, 2023	December 31, 2022
Property and casualty
Paid and due from reinsurers and indemnitors	$265	$291
Unpaid losses estimated (including IBNR)	9,111	9,176
Total property and casualty	$9,376	$9,467

Accident and health insurance	152	152
Total	$9,528	$9,619
First Quarter 2023 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended March 31,
	2023	2022
Property and casualty (1) (2)
Beginning balance	$(62)	$(66)
Decrease (increase) in the provision for credit losses	1	—
Write-offs	—	—
Ending balance	$(61)	$(66)

Accident and health insurance
Beginning balance	$(3)	$(8)
Increase in the provision for credit losses	—	—
Write-offs	—	—
Ending balance	$(3)	$(8)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Note 11	Deferred Policy Acquisition Costs

Deferred policy acquisition costs activity
($ in millions)	Accident and health	Traditional life	Interest-sensitive life	Total
Three months ended March 31, 2023
Accident and health insurance
Long-duration contracts
Beginning balance	$322	$79	$101	$502
Acquisition costs deferred	13	6	4	23
Amortization charged to income	(9)	(3)	(4)	(16)
Experience adjustment	(9)	—	—	(9)
Total	$317	$82	$101	500
Short-duration contracts				28
Property and casualty				4,943
Balance, end of year				$5,471

Three months ended March 31, 2022
Accident and health insurance
Long-duration contracts
Balance, beginning of year	$339	$47	$90	$476
Acquisition costs deferred	12	11	8	31
Amortization charged to income	(7)	(2)	(3)	(12)
Experience adjustment	(14)	—	—	(14)
Total	$330	$56	$95	481
Short-duration contracts				20
Property and casualty				4,342
Balance, end of year				$4,843
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 12	Capital Structure
Repayment of debt On March 29, 2023, the Company repaid, at maturity, $250 million of Floating Rate Senior Notes that bear interest at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 0.63% per year.
Issuance of debt On March 31, 2023, the Company issued $750 million of 5.250% Senior Notes due 2033. Interest on the Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year, beginning on September 30, 2023. The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The net proceeds of this issuance were used to repay the $250 million senior debt maturity and for general corporate purposes.
Subsequent event On April 17, 2023, the Company redeemed all 23,000 shares of Fixed Rate Noncumulative Preferred Stock, Series G, par value $1.00 per share and liquidation preference amount of $25,000 per share, and the corresponding depositary shares for a total redemption payment of $575 million.

Note 13	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $27 million and $12 million during the three months ended March 31, 2023 and 2022, respectively.
Restructuring expenses during the first quarter of 2023 are primarily due to real estate costs related to facilities being vacated. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2022	$27	$7	$34
Expense incurred	6	28	34
Adjustments to liability	(2)	(5)	(7)
Payments and non-cash charges	(16)	(28)	(44)
Restructuring liability as of March 31, 2023	$15	$2	$17
As of March 31, 2023, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $23 million for employee costs and $169 million for exit costs.

Note 14	Guarantees and Contingent Liabilities
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
First Quarter 2023 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

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
The aggregate liability balance related to all guarantees was not material as of March 31, 2023.
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
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $148 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. There is a pending lawsuit, Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla. filed January 2019; appeal pending, 11th Circuit Court of Appeals), where the federal district court denied class certification and plaintiff’s request to file a renewed motion for class certification. In Revival, on June 2, 2022, the 11th Circuit certified to the Florida Supreme Court Allstate’s appeal of the federal district court’s interpretation of the state
First Quarter 2023 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

personal injury protection statute. The 11th Circuit is holding determination on plaintiff’s class certification appeal pending the outcome of the Florida Supreme Court certification. The oral argument before the Florida Supreme Court was on March 8, 2023. The Company is also defending litigation involving individual plaintiffs.
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Clark v. Allstate Vehicle and Property Insurance Company (Circuit Court of Independence Co., Ark. filed February 2016); Sims, et al. v. Allstate Fire and Casualty Insurance Company, et al. (W.D. Tex. filed June 2022); Thompson, et al. v. Allstate Insurance Company (Circuit Court of Cole Co., Mo. filed June 2022); Hill v. Allstate Vehicle and Property Insurance Company (Circuit Court of Cole Co., Mo. filed October 2022); Tabuga v. Allstate Vehicle and Property Insurance Company (D. Md. filed April 2023); and Shumway, et al. v Allstate Vehicle and Property Insurance Company (D. Ariz. filed April 2023). No classes have been certified in any of these matters. The court granted preliminary approval of a class-wide settlement in the following cases: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio filed March 2020); Ferguson-Luke, et al. v. Allstate Property and Casualty Insurance Company (N.D. Ohio filed April 2020); Mitchell, et al. v. Allstate Vehicle and Property Insurance Company, et al. (S.D. Ala. filed August 2021); and Hester, et al. v. Allstate Vehicle and Property Insurance Company, et al. (St. Clair Co., Ill. filed June 2020) (as part of the proposed class-wide settlement, the plaintiff and defendant in Thaxton v. Allstate Indemnity Company (Madison Co., Ill. filed July 2020) were added to the Hester complaint).
The Company is defending putative class actions pending in multiple states alleging that the Company underpays total loss vehicle physical damage claims on auto policies. The alleged systematic underpayments result from one or more of the following theories: (a) the third party valuation tool used by the Company as part of a comprehensive adjustment process is allegedly flawed, biased, or contrary to applicable law; or (b) the Company allegedly does not pay sales tax, title fees, registration fees, and/or other specified fees that are allegedly mandatory under policy language or state legal authority.
The following cases are currently pending against the Company: Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D.N.Y. filed December 2018); Durgin v. Allstate Property and Casualty Insurance Company (W.D. La. filed June 2019); Cotton v. Allstate Fire and Casualty Insurance Company (Cir. Ct. of Cook Co. Ill.,
Chancery Div. filed October 2020); Bass v. Imperial Fire and Casualty Insurance Company (W.D. La. filed February 2022); Cummings v. Allstate Property and Casualty Insurance Company (M.D. La. filed April 2022); Slaughter v. Esurance Property and Casualty Insurance Company (Cir. Ct. of Cook Co, Ill., Chancery Div. filed September 2022); and Kanak v. Allstate Fire and Casualty Insurance Company (Cir. Ct. of Cook Co., Ill., Chancery Div. filed September 2022).
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
Plaintiffs further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification. The court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative and on September 12, 2018, the amended complaint was filed. A class was
42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

certified on March 26, 2019, vacated by the U.S. Court of Appeals for the Seventh Circuit on July 16, 2020 and remanded for further consideration by the district court. On December 21, 2020, the district court again granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. Defendants’ petition for permission to appeal this ruling was denied on January 28, 2021. Following the close of discovery, defendants moved for summary judgment on March 23, 2022. On July 26, 2022, the court entered its order granting summary judgment in part (as to plaintiffs’ claims relating to certain statements made in October 2014) and denying it as to the remainder of plaintiffs’ claims. On January 10, 2023, the parties filed a joint pre-trial order. There is no date currently set for a pre-trial conference.
The Company is continuing to defend two putative class actions in California federal court, Holland Hewitt v. Allstate Life Insurance Company (E.D. Cal. filed May
2020) and Farley v. Lincoln Benefit Life Company (E.D. Cal. filed Dec. 2020), following the sale of ALIC. On April 19, 2023, the court certified a class in Farley. There has been no ruling on plaintiff’s motion for class certification in Hewitt. In these cases, plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. Similar litigation is pending against other insurance carriers. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the statutes’ effective date. The Company asserts various defenses to plaintiffs’ claims and to class certification.

Note 15	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended March 31,
($ in millions)	2023	2022
Pension benefits
Service cost	$33	$29
Interest cost	60	46
Expected return on plan assets	(77)	(110)
Amortization of prior service credit	—	(13)
Costs and expenses	16	(48)
Remeasurement of projected benefit obligation	123	(752)
Remeasurement of plan assets	(180)	529
Remeasurement (gains) losses	(57)	(223)
Pension net benefit	$(41)	$(271)

Postretirement benefits
Service cost	$—	$—
Interest cost	3	2
Amortization of prior service credit	(6)	(6)
Costs and expenses	(3)	(4)
Remeasurement of projected benefit obligation	4	(24)
Remeasurement of plan assets	—	—
Remeasurement (gains) losses	4	(24)
Postretirement net cost (benefit)	$1	$(28)

Pension and postretirement benefits
Costs and expenses	$13	$(52)
Remeasurement (gains) losses	(53)	(247)
Total net benefit	$(40)	$(299)
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
First Quarter 2023 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

Pension and postretirement benefits remeasurement gains and losses
	Three months ended March 31,
($ in millions)	2023	2022
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$124	$(585)
Other assumptions	3	(191)
Remeasurement of plan assets (gains) losses	(180)	529
Remeasurement (gains) losses	$(53)	$(247)
Remeasurement gains for the first quarter of 2023 are primarily related to favorable asset performance compared to expected return on plan assets, partially offset by a decrease in the liability discount rate.
The weighted average discount rate used to measure the pension benefit obligation decreased to 5.33% at March 31, 2023 compared to 5.64% at December 31, 2022, resulting in losses for the first quarter of 2023.
For the first quarter of 2023, the actual return on plan assets was higher than the expected return due to higher fixed income valuations from lower market yields and positive equity returns.

Note 16	Supplemental Cash Flow Information
Non-cash investing activities include $36 million and $21 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, and limited partnerships for the three months ended March 31, 2023 and 2022, respectively. Non-cash investing activities include $17 million related to right-of-use real estate obtained in exchange for lease obligations and $51 million related to debt assumed by purchaser on sale of real estate for the three months ended March 31, 2023.
Non-cash financing activities include $35 million and $60 million related to the issuance of Allstate common shares for vested equity awards for the three months ended March 31, 2023 and 2022, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $33 million and $43 million for the three months ended March 31, 2023 and 2022, respectively. Non-cash operating activities include $4 million and $8 million related to right-of-use assets obtained in exchange for lease obligations for the three months ended March 31, 2023 and 2022, respectively.
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

($ in millions)	Three months ended March 31,
	2023	2022
Net change in proceeds managed
Net change in fixed income securities	$111	$—
Net change in short-term investments	93	(63)
Operating cash flow provided (used)	204	(63)
Net change in cash	—	3
Net change in proceeds managed	$204	$(60)

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of period	$(2,011)	$(1,444)
Liabilities for collateral, end of period	(1,807)	(1,504)
Operating cash flow (used) provided	$(204)	$60
44 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 17	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended March 31,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$729	$(156)	$573	$(2,149)	$458	$(1,691)
Less: reclassification adjustment of realized capital gains and losses	(138)	29	(109)	(123)	26	(97)
Unrealized net capital gains and losses	867	(185)	682	(2,026)	432	(1,594)
Unrealized foreign currency translation adjustments	63	(13)	50	—	—	—
Unamortized pension and other postretirement prior service credit (1)	(6)	2	(4)	(19)	4	(15)
Discount rate for reserve for future policy benefits	(11)	2	(9)	120	(25)	95
Other comprehensive income (loss)	$913	$(194)	$719	$(1,925)	$411	$(1,514)
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
First Quarter 2023 Form 10-Q 45

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2023, the related condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the three month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended prior to the retrospective adjustment for a change in the Company’s method of accounting for reserve for future policy benefits and deferred policy acquisition costs for long-duration insurance contracts (not presented herein); and in our report dated February 16, 2023, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2022, consolidated statement of financial position of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position in deriving the accompanying retrospectively adjusted condensed consolidated statement of financial position as of December 31, 2022.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of the interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP
Chicago, Illinois
May 3, 2023
46 www.allstate.com

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and related notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation annual report on Form 10-K for 2022, filed February 16, 2023. Certain amounts have been reclassified to conform to current year presentation.
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
Macroeconomic Impacts
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”) and subsequent U.S. government fiscal and monetary policies have and may continue to effect economic activity through longer-term impacts such as supply chain disruptions, labor shortages and other macroeconomic factors that have increased inflation and affected our operations. These factors may continue to significantly affect results of operations, financial condition and liquidity. The impact from the pandemic and the ongoing effects should be considered when comparing the current period to prior periods.
Over the past several quarters, inflation continued to remain elevated, which led to increases in interest rates by the Federal Reserve and a widening of credit spreads reflecting ongoing recession concerns. Many foreign governmental authorities and central banks have also responded to inflationary pressure, generally through more restrictive monetary policy, such as increasing target interest rates. These actions and other ongoing impacts from the pandemic could create significant economic uncertainty. Market volatility resulting from these factors and from disruptions in the banking industry have and may continue to impact our investment valuations and returns.
This is not inclusive of all potential impacts and should not be treated as such. Within the MD&A we have included further disclosures related to macroeconomic impacts on our 2023 results.

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
Transformative Growth is about creating a business model, capabilities and culture that continually transform to better serve customers. This is done by providing affordable, simple and connected protection through multiple distribution methods. The ultimate objective is to create continuous transformative growth in all businesses.
In the personal property-liability businesses this has five key components:
•Improving customer value
•Expanding customer access
•Increasing sophistication and investment in customer acquisition
•Modernizing the technology ecosystem
•Driving organizational transformation
We are expanding protection services businesses utilizing enterprise capabilities and resources such as the Allstate brand, distribution, analytics, claims, investment expertise, talent and capital.

First Quarter 2023 Form 10-Q 47

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
Adjusted net income is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives
•	Pension and other postretirement remeasurement gains and losses
•	Amortization or impairment of purchased intangibles
•	Gain or loss on disposition
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items
Highlights

Consolidated net income (loss) applicable to common shareholders
($ in millions)

Consolidated net loss applicable to common shareholders was $346 million in the first quarter of 2023 compared to income of $634 million in the first quarter of 2022, primarily due to higher losses driven by severity and frequency and higher catastrophe losses, partially offset by increased Property-Liability premiums earned.

For the twelve months ended March 31, 2023, return on Allstate common shareholders’ equity was (13.0)%, a decrease of 28.6 points from 15.6% for the twelve months ended March 31, 2022.

Total revenue
($ in millions)

Total revenue increased 11.8% to $13.79 billion in the first quarter of 2023 compared to the first quarter of 2022 due to an increase of 10.9% in property and casualty insurance premiums earned in the first quarter of 2023 compared to the first quarter of 2022 and net gains on investments and derivatives in 2023 compared to net losses in 2022.

Net investment income
($ in millions)

Net investment income decreased $19 million to $575 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to lower performance-based investment results, mainly from limited partnerships, largely offset by higher market-based income. Market-based reflects higher fixed income portfolio yields and balance.

48 www.allstate.com

Financial highlights
Investments totaled $63.48 billion as of March 31, 2023, increasing from $61.83 billion as of December 31, 2022.
Allstate shareholders’ equity was $17.49 billion as of March 31, 2023 and December 31, 2022.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $58.65, a decrease of 22.3% from $75.46 as of March 31, 2022, and an increase of 0.9% from $58.12 as of December 31, 2022.
Return on average Allstate common shareholders’ equity For the twelve months ended March 31, 2023, return on Allstate common shareholders’ equity was (13.0)%, a decrease of 28.6 points from 15.6% for the twelve months ended March 31, 2022. The decrease was primarily due to lower net income applicable to common shareholders for the trailing twelve-month period ending March 31, 2023.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement gains of $53 million in the first quarter of 2023, primarily related to favorable asset performance compared to expected return on plan assets, partially offset by a decrease in the liability discount rate.
Summarized consolidated financial results

	Three months ended March 31,
($ in millions)	2023	2022
Revenues
Property and casualty insurance premiums	$12,173	$10,981
Accident and health insurance premiums and contract charges	463	468
Other revenue	561	560
Net investment income	575	594
Net gains (losses) on investments and derivatives	14	(267)
Total revenues	13,786	12,336

Costs and expenses
Property and casualty insurance claims and claims expense	(10,326)	(7,822)
Accident, health and other policy benefits	(265)	(268)
Amortization of deferred policy acquisition costs	(1,744)	(1,608)
Operating, restructuring and interest expenses	(1,829)	(1,997)
Pension and other postretirement remeasurement gains (losses)	53	247
Amortization of purchased intangibles	(81)	(87)
Total costs and expenses	(14,192)	(11,535)

(Loss) income from operations before income tax expense	(406)	801

Income tax benefit (expense)	85	(151)

Net (loss) income	(321)	650

Less: Net loss attributable to noncontrolling interest	(1)	(10)

Net (loss) income attributable to Allstate	(320)	660

Preferred stock dividends	(26)	(26)

Net (loss) income applicable to common shareholders	$(346)	$634
Segment highlights
Allstate Protection underwriting loss was $998 million in the first quarter of 2023 compared to underwriting income of $282 million in the first quarter of 2022. The decrease was primarily due to higher non-catastrophe losses, primarily for auto insurance, and higher catastrophe losses, partially offset by increased premiums. We are executing a comprehensive plan to improve auto insurance profitability, including broadly raising rates, reducing operating expenses and advertising, implementing underwriting restrictions in underperforming states and executing claims operating actions to manage loss costs.
Catastrophe losses were $1.69 billion in the first quarter of 2023 compared to $462 million in the first quarter of 2022.
Premiums written increased 9.5% to $11.78 billion in the first quarter of 2023 compared to the same period of 2022, reflecting higher premiums in both Allstate and National General brands.
Protection Services adjusted net income was $34 million in the first quarter of 2023 compared to $53 million in the first quarter of 2022, due to Allstate Protection Plans higher appliance and furniture claim severity, a shift in business mix and lower third-party advertising sales by Arity. The decrease was partially offset by growth in new business at Allstate Protection Plans.
First Quarter 2023 Form 10-Q 49

Premiums and other revenue increased 7.8% or $45 million in the first quarter of 2023 compared to the same period of 2022, primarily due to Allstate Protection Plans.
Allstate Health and Benefits adjusted net income was $56 million in the first quarter of 2023 compared to $57 million in the first quarter 2022, primarily due to a decline in employer voluntary benefits, partially offset by growth in group health.
Premiums and contract charges decreased 1.1% to $463 million in the first quarter of 2023 compared to the same period of 2022, primarily due to a decline in individual health and employer voluntary benefits, partially offset by growth in group health.
Adopted accounting standard
Accounting for Long-Duration Insurance Contracts Effective January 1, 2023, we adopted the Financial Accounting Standards Board (”FASB”) guidance revising the accounting for certain long-duration insurance contracts using the modified retrospective approach to the transition date of January 1, 2021.
Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy lapses, are required to be reviewed at least annually, and updated as appropriate. In addition, reserves under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield that is updated through other comprehensive income (“OCI”) at each reporting date. Additionally, deferred policy acquisition costs (“DAC”) for all long-duration products will be amortized on a simplified basis. Our reserve for future policy benefits and DAC will be subject to new disclosure guidance.

In addition, the Company met the conditions included in Accounting Standards Update No. 2022-05, Transition for Sold Contracts, and elected to not apply the new guidance for contracts that were part of the 2021 sales of Allstate Life Insurance Company (“ALIC”) and Allstate Life Insurance Company of New York (“ALNY”).

After-tax cumulative effect of change in accounting principle on transition date
($ in millions)	January 1, 2021
Decrease in retained income	$21
Decrease in accumulated other comprehensive income (“AOCI”)	277
Total decrease in equity	$298
The decrease in AOCI is primarily attributable to a change in the discount rate used in measuring the reserve for future policy benefits for traditional life contracts and other long-term products with guaranteed terms from a portfolio-based rate at contract issuance to an upper-medium grade fixed income-based rate at the reporting date. The decrease in retained income primarily relates to certain cohorts of long-term contracts whose expected net premiums exceeded expected gross premiums which resulted in an increase in reserves and a decrease in retained income equal to the present value of expected future benefits less the present value of expected future premiums at the transition date.
See Note 1 of the condensed consolidated financial statements for further information regarding the impact of the adopted accounting standard on our condensed consolidated financial statements.
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
•PIF: policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy. Commercial lines PIF counts for shared economy agreements typically reflect contracts that cover multiple rather than individual drivers. Lender-placed policies are excluded from policy counts because relationships are with the lenders.
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
First Quarter 2023 Form 10-Q 51

Property-Liability Operations
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

Underwriting results
	Three months ended March 31,
($ in millions, except ratios)	2023	2022
Premiums written	$11,783	$10,761
Premiums earned	$11,635	$10,498
Other revenue	353	347
Claims and claims expense	(10,180)	(7,702)
Amortization of DAC	(1,452)	(1,348)
Other costs and expenses	(1,279)	(1,445)
Restructuring and related charges (1)	(21)	(12)
Amortization of purchased intangibles	(57)	(58)
Underwriting (loss) income	$(1,001)	$280

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$1,733	$475
Catastrophe reserve reestimates (2)	(42)	(13)
Total catastrophe losses	$1,691	$462

Non-catastrophe reserve reestimates (2)	27	158
Prior year reserve reestimates (2)	(15)	145

GAAP operating ratios
Loss ratio	87.5	73.3
Expense ratio (3)	21.1	24.0
Combined ratio	108.6	97.3
Effect of catastrophe losses on combined ratio	14.5	4.4
Effect of prior year reserve reestimates on combined ratio	(0.1)	1.4
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.4)	(0.1)
Effect of restructuring and related charges on combined ratio (1)	0.2	0.1
Effect of amortization of purchased intangibles on combined ratio	0.5	0.5
(1)Restructuring and related charges for the first quarter of 2023 are primarily for real estate costs related to facilities being vacated. See Note 13 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
52 www.allstate.com

Allstate Protection Segment Results
Allstate Protection Segment

Underwriting results
	Three months ended March 31,
($ in millions)	2023	2022
Premiums written	$11,783	$10,761
Premiums earned	$11,635	$10,498
Other revenue	353	347
Claims and claims expense	(10,178)	(7,701)
Amortization of DAC	(1,452)	(1,348)
Other costs and expenses	(1,278)	(1,444)
Restructuring and related charges	(21)	(12)
Amortization of purchased intangibles	(57)	(58)
Underwriting (loss) income	$(998)	$282
Catastrophe losses	$1,691	$462
Underwriting loss was $998 million in the first quarter of 2023 compared to underwriting income of $282 million in the first quarter of 2022, due to higher non-catastrophe losses, primarily for auto insurance, and higher catastrophe losses, partially offset by increased premiums. We are executing a comprehensive plan to improve auto insurance profitability, including broadly raising rates, reducing operating expenses and advertising, implementing underwriting restrictions in underperforming states and executing claims operating actions to manage loss costs.

Change in underwriting results from prior year period - three months ended
($ in millions)

Underwriting income (loss) by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended March 31,
Auto	$(332)	$(137)	$(14)	$(10)	$(346)	$(147)
Homeowners (1)	(508)	368	(26)	32	(534)	400
Other personal lines	(90)	18	1	—	(89)	18
Commercial lines	(64)	(19)	4	(3)	(60)	(22)
Other business lines (1)	22	21	7	10	29	31
Answer Financial	—	—	—	—	2	2
Total	$(972)	$251	$(28)	$29	$(998)	$282
(1)Other business lines represents commissions earned and other costs and expenses for Ivantage and non-proprietary life and annuity products, and lender-placed products and related services. In the first quarter of 2023, National General lender-placed products and related services results were reclassified from homeowners to other business lines. Historical results have been updated to conform with this presentation.
First Quarter 2023 Form 10-Q 53

Segment Results Allstate Protection
Premium measures and statistics include PIF, new issued applications, average premiums and renewal ratio to analyze our premium trends. Premiums written is the amount of premiums charged for policies issued during a reporting period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Condensed Consolidated Statements of Financial Position.

Premiums written by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended March 31,
Auto	$6,826	$6,308	$1,523	$1,254	$8,349	$7,562
Homeowners	2,210	2,020	324	261	2,534	2,281
Other personal lines	492	469	56	35	548	504
Commercial lines	177	238	50	56	227	294
Other business lines	—	—	125	120	125	120
Total premiums written	$9,705	$9,035	$2,078	$1,726	$11,783	$10,761

Premiums earned by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended March 31,
Auto	$6,660	$6,073	$1,248	$1,008	$7,908	$7,081
Homeowners	2,488	2,210	322	280	2,810	2,490
Other personal lines	521	496	41	35	562	531
Commercial lines	183	232	49	51	232	283
Other business lines	—	—	123	113	123	113
Total premiums earned	$9,852	$9,011	$1,783	$1,487	$11,635	$10,498

Reconciliation of premiums written to premiums earned
	Three months ended March 31,
($ in millions)	2023	2022
Total premiums written	$11,783	$10,761
(Increase) decrease in unearned premiums	(127)	(258)
Other	(21)	(5)
Total premiums earned	$11,635	$10,498

Policies in force by brand and by line of business
	Allstate brand		National General		Allstate Protection
PIF (thousands)	2023	2022	2023	2022	2023	2022
Auto	21,142	21,968	4,591	4,103	25,733	26,071
Homeowners	6,621	6,536	641	629	7,262	7,165
Other personal lines	4,607	4,609	306	285	4,913	4,894
Commercial lines	199	208	108	104	307	312
Total	32,569	33,321	5,646	5,121	38,215	38,442
Auto insurance premiums written increased 10.4% or $787 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to the following factors:
•Increased average premiums driven by rate increases. In the three months ended March 31, 2023, rate increases of 8.4% were taken for Allstate brand in 28 locations, resulting in total Allstate brand insurance premium impact of 1.7%
•Rate increases of 5.6% were taken for National General brand in 28 locations, resulting in total National General brand insurance premium impact of 1.9%
•We expect to continue to pursue rate increases for both Allstate and National General brands throughout 2023 to improve auto insurance profitability
•PIF decreased 1.3% or 338 thousand to 25,733 thousand as of March 31, 2023 compared to March 31, 2022
•Renewal ratio decreased 1.8 points
•Decreased new issued applications driven by the direct and exclusive agency channels, partially offset by growth in the independent agency channel
•The impact of the ongoing rate increases and temporary reductions in advertising have and may continue to have an adverse effect on the renewal ratio and future PIF growth
54 www.allstate.com

Allstate Protection Segment Results

Auto premium measures and statistics
	Three months ended March 31,
	2023	2022	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	751	964	(22.1)%
National General	783	718	9.1%
Total new issued applications	1,534	1,682	(8.8)%

Allstate Protection by channel
Exclusive agency channel	589	599	(1.7)%
Direct channel	463	631	(26.6)%
Independent agency channel	482	452	6.6%
Total new issued applications	1,534	1,682	(8.8)%

Allstate brand average premium	$726	$626	16.0%
Allstate brand renewal ratio (%)	85.7	87.5	(1.8)
Homeowners insurance premiums written increased 11.1% or $253 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to the following factors:
•Higher Allstate brand average premiums from inflation in insured home replacement costs and implemented rate increases, combined with policies in force growth. National General policy growth is expected to be negatively impacted in future quarters as we improve underwriting margins to targeted levels through underwriting and rate actions
•Increased new issued applications driven by growth in the independent agency channel
•Policy growth is being reduced in states and lines of business that are underperforming. We are no longer writing new homeowners business in California and Florida, and we may take further actions, which have and will continue to negatively impact premiums

Homeowners premium measures and statistics
	Three months ended March 31,
	2023	2022	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	230	235	(2.1)%
National General	35	27	29.6%
Total new issued applications	265	262	1.1%

Allstate Protection by channel
Exclusive agency channel	196	201	(2.5)%
Direct channel	19	23	(17.4)%
Independent agency channel	50	38	31.6%
Total new issued applications	265	262	1.1%

Allstate brand average premium	$1,706	$1,554	9.8%
Allstate brand renewal ratio (%)	86.3	86.2	0.1
Other personal lines premiums written increased 8.7% or $44 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to increases in landlords for Allstate brand. Starting in the fourth quarter of 2022, we no longer write condominium new business in California and Florida and we may take further actions to reduce certain exposure in Florida, which will continue to negatively impact premiums.
Commercial lines premiums written decreased 22.8% or $67 million in the first quarter of 2023 compared to the first quarter of 2022, due to profitability actions taken to no longer offer coverage to transportation network companies unless the contracts utilize telematics-based pricing and the Allstate brand exiting traditional commercial insurance in five states, with non-renewals for those states beginning later in 2023.
Other business lines premiums written increased 4.2% or $5 million in the first quarter of 2023 compared to the first quarter of 2022.
First Quarter 2023 Form 10-Q 55

Segment Results Allstate Protection
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2023	2022	2023	2022	2023	2022
Three months ended March 31,
Auto	83.4	77.6	21.0	24.5	104.4	102.1
Homeowners	98.5	61.8	20.5	22.1	119.0	83.9
Other personal lines	93.8	72.1	22.0	24.5	115.8	96.6
Commercial lines	102.2	87.3	23.7	20.5	125.9	107.8
Other business lines	43.1	31.0	33.3	41.6	76.4	72.6

Total	87.5	73.3	21.1	24.0	108.6	97.3
Impact of amortization of purchased intangibles	—	—	0.5	0.5	0.5	0.5
Impact of restructuring and related charges	—	—	0.2	0.1	0.2	0.1
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2023	2022	2023	2022	2023	2022	2023	2022
Three months ended March 31,
Auto	83.4	77.6	1.2	0.6	(0.3)	2.0	(0.4)	(0.1)
Homeowners	98.5	61.8	51.6	15.4	(0.7)	(0.3)	(0.2)	(0.4)
Other personal lines	93.8	72.1	23.8	6.4	0.5	(1.3)	(1.3)	0.8
Commercial lines	102.2	87.3	3.9	—	10.3	6.7	0.4	(0.4)
Other business lines	43.1	31.0	4.9	1.8	0.8	(2.7)	—	3.5
Total	87.5	73.3	14.5	4.4	(0.1)	1.4	(0.4)	(0.1)
(1)The ten-year average effect of catastrophe losses on the total combined ratio was 7.3 points in the first quarter of 2023.

Auto underwriting results
		For the periods ended
	2023	2022				2021
($ in millions, except ratios)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Underwriting income (loss)	(346)	(974)	(1,315)	(578)	(147)	(300)	(159)	394	1,327
Loss ratio	83.4	90.6	95.3	84.9	77.6	78.9	76.9	68.7	57.2
Effect of prior year non-catastrophe reserve reestimates	(0.1)	2.3	8.5	3.8	2.1	2.1	1.1	(0.4)	(0.2)
Frequency and severity are influenced by:
•Supply chain disruptions and labor shortages
•Value of total losses due to higher used car prices
•Labor and part cost increases
•Changes in commuting activity
•Driving behavior (e.g., speed, time of day) impacting severity and mix of claim types
•Organizational and process changes impacting claim opening and closing practices and shifts in timing, if any, can impact comparisons to prior periods
The quarterly auto loss ratio has been more variable due to these and additional factors discussed below.
Auto loss ratio increased 5.8 points in the first quarter compared to the same period of 2022. Estimated report year 2023 incurred claim severity for Allstate brand, excluding Esurance and Canada, increased 9% to 11% for all major coverages compared to the prior year due to higher part costs and labor rates for repairable vehicles, a higher mix of total losses, an increase in claims with attorney representation and higher medical consumption and inflation. Gross claim frequency increased in all coverages, but remains below pre-pandemic levels.
Homeowners loss ratio increased 36.7 points in the first quarter of 2023 compared to the same period of 2022, primarily due to higher catastrophe losses and severity, partially offset by increased premiums earned.
56 www.allstate.com

Allstate Protection Segment Results

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)
Three months ended March 31, 2023
Gross claim frequency	1.3%
Paid claim severity	10.9
Gross claim frequency increased in the first quarter compared to the same period of 2022 primarily due to wind/hail perils. Paid claim severity increased in the first quarter of 2023 compared to the same period of 2022 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 21.7 points in the first quarter of 2023, compared to the same period of 2022, primarily due to higher catastrophes losses, partially offset by increased premiums earned.
Commercial lines loss ratio increased 14.9 points in the first quarter of 2023 compared to the same period of 2022, primarily due to premiums earned decreasing as a result of profitability actions and continued elevated frequency and severity.
Other business lines loss ratio increased 12.1 points in the first quarter of 2023 compared to the same period of 2022, primarily due to higher catastrophe and non-catastrophe losses.
Catastrophe losses increased $1.23 billion to $1.69 billion in the first quarter of 2023 compared to the first quarter of 2022, primarily related to five wind events in March.
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

Catastrophe losses by the type of event
	Three months ended March 31,
($ in millions)	Number of events	2023	Number of events	2022
Tornadoes	2	$133	1	$91
Wind/Hail	22	1,498	14	365
Freeze/other events	4	102	1	19
Prior year reserve reestimates		(42)		(13)
Total catastrophe losses	28	$1,691	16	$462
First Quarter 2023 Form 10-Q 57

Segment Results Allstate Protection
Catastrophe reinsurance
Our current catastrophe reinsurance program supports the Company’s risk tolerance framework which utilizes a modeled 1-in-100 annual aggregate limit for catastrophe losses from hurricanes, earthquakes and wildfires of $2.5 billion, net of reinsurance.
We have completed the placement of our 2023-2024 Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”), the National General Reciprocal Excess Catastrophe Program, the Kentucky Earthquake Excess Catastrophe Reinsurance Contract, and the Canada Catastrophe Excess Reinsurance Contract. The Florida Excess Catastrophe Reinsurance Program and the National General Lender Services Program will be completed in the second quarter of 2023.
Similar to our 2022 program, our 2023 program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes and earthquakes.
The Nationwide Program provides coverage up to $6.92 billion of losses less a $500 million retention, and is subject to the percentage of reinsurance placed in each of its agreements. Property business in the state of Florida is excluded from this program. Separate reinsurance agreements address the distinct needs of separately capitalized legal entities. The Nationwide Program includes reinsurance agreements with both the traditional and insurance-linked securities (“ILS”) markets as described below:
•Core traditional market multi-year and per occurrence agreements provide limits totaling $4.56 billion for catastrophe losses arising out of multiple perils and are comprised of the following:
–$3.94 billion of placed limits exhausting at $4.75 billion, with a 5% co-participation and one annual reinstatement:
–31.6% of the coverage is provided in four multi-year contracts attaching at $500 million.
–31.7% of the coverage is provided in four multi-year contracts with the first $250 million in excess of $500 million retained by Allstate.
–31.7% of the coverage is provided in one single-year contract attaching at $250 million in excess of a $750 million retention and four multi-year contracts attaching at $1.00 billion.
–One single-year contract providing $500 million of placed limits in excess of a $4.25 billion retention, 95% placed.
–$105 million of placed limits in excess of a $4.75 billion retention and $131 million of placed limits in excess of a $5.54 billion retention, both with a 5% co-participation and one reinstatement of limits over each contract’s eight-year term.
–$375 million of placed limits in single-year placements filling capacity around the multi-year and ILS placements:
–One contract providing $95 million of placed limits in excess of a $4.75 billion retention, with two limits available in any one contract year.
–One contract providing $260 million of placed limits in excess of a $4.75 billion retention, with no annual reinstatement.
–One contract providing $20 million of placed limits in excess of a $6.82 billion retention, with no annual reinstatement.
•ILS placements provide $1.78 billion of placed limits, with no reinstatement of limits, and are comprised of the following:
–Six contracts providing occurrence coverage of $1.05 billion of placed limits, reinsuring losses in all states except Florida caused by named storms, earthquakes and fire following earthquakes, severe weather, wildfires, and other naturally occurring or man-made events determined to be a catastrophe by the Company.
–Three contracts providing occurrence and aggregate coverage of $405 million of placed limits, also provide that for each annual period beginning April 1, Allstate declared catastrophes to personal lines property and automobile business can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limits. Recoveries are limited to the ultimate net loss from the reinsured event.
–Two contracts, providing aggregate coverage of $325 million of placed limits.
National General Reciprocal Excess Catastrophe Reinsurance Contracts are placed in the traditional market and provide $600 million of coverage, subject to a $20 million retention, with one reinstatement of limits.
Kentucky Earthquake Excess Catastrophe Reinsurance Contract is placed in the traditional market and provides two limits of $28 million, subject to a $2 million retention.
Canada Catastrophe Excess of Loss Reinsurance Contract is placed in the traditional market and provides CAD 275 million of coverage, subject to a CAD 75 million retention, with one reinstatement of limits.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the first quarter of 2023 was $219 million, compared to $144 million in the first quarter of 2022. Catastrophe placement premiums reduce net written and earned premium with approximately 74% related to homeowners.
58 www.allstate.com

Allstate Protection Segment Results
Prior year reserve reestimates Favorable reserve reestimates were $17 million in the first quarter of 2023 primarily due to favorable catastrophe reserve reestimates in personal auto lines and favorable reserve reestimates, excluding catastrophes losses in homeowners lines, partially offset by unfavorable reserves, excluding catastrophes, for commercial insurance primarily related to business that is being exited.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 8 of the condensed consolidated financial statements.

Prior year reserve reestimates
	Three months ended March 31,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2023	2022	2023	2022
Auto	$(25)	$142	(0.2)	1.4
Homeowners	(20)	(7)	(0.1)	(0.1)
Other personal lines	3	(7)	—	(0.1)
Commercial lines	24	19	0.2	0.2
Other business lines	1	(3)	—	—
Total Allstate Protection	$(17)	$144	(0.1)	1.4

Allstate brand	$(54)	$148	(0.4)	1.4
National General	37	(4)	0.3	—
Total Allstate Protection	$(17)	$144	(0.1)	1.4
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.
Expense ratio decreased 2.9 points in the first quarter of 2023 compared to the first quarter of 2022, primarily due to lower advertising costs and higher earned premium growth relative to fixed costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
($ in millions, except ratios)	2023	2022	Change
Amortization of DAC	$1,452	$1,348	$104
Advertising expense	158	343	(185)
Amortization of purchased intangibles	57	58	(1)
Other costs and expenses, net of other revenue	767	754	13
Restructuring and related charges	21	12	9
Total underwriting expenses	$2,455	$2,515	$(60)

Premiums earned	$11,635	$10,498	$1,137

Expense ratio
Amortization of DAC	12.5	12.9	(0.4)
Advertising expense	1.3	3.3	(2.0)
Other costs and expenses	6.6	7.2	(0.6)
Subtotal	20.4	23.4	(3.0)
Amortization of purchased intangibles	0.5	0.5	—
Restructuring and related charges	0.2	0.1	0.1
Total expense ratio	21.1	24.0	(2.9)
First Quarter 2023 Form 10-Q 59

Segment Results Run-off Property-Liability
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended March 31,
	2023	2022
Claims and claims expense	$(2)	$(1)
Operating costs and expenses	(1)	(1)
Underwriting loss	$(3)	$(2)

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	March 31, 2023	December 31, 2022
Asbestos claims
Gross reserves	$1,170	$1,190
Reinsurance	(374)	(379)
Net reserves	796	811
Environmental claims
Gross reserves	325	328
Reinsurance	(61)	(61)
Net reserves	264	267
Other run-off claims
Gross reserves	432	437
Reinsurance	(64)	(64)
Net reserves	368	373
Total
Gross reserves	1,927	1,955
Reinsurance	(499)	(504)
Net reserves	$1,428	$1,451

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	March 31, 2023	December 31, 2022
Direct excess commercial insurance
Gross reserves	$1,083	$1,106
Reinsurance	(379)	(385)
Net reserves	704	721
Assumed reinsurance coverage
Gross reserves	613	618
Reinsurance	(56)	(56)
Net reserves	557	562
Direct primary commercial insurance
Gross reserves	147	148
Reinsurance	(63)	(62)
Net reserves	84	86
Other run-off business
Gross reserves	1	1
Reinsurance	—	—
Net reserves	1	1
Unallocated loss adjustment expenses
Gross reserves	83	82
Reinsurance	(1)	(1)
Net reserves	82	81
Total
Gross reserves	1,927	1,955
Reinsurance	(499)	(504)
Net reserves	$1,428	$1,451
60 www.allstate.com

Run-off Property-Liability Segment Results

Percentage of gross and ceded reserves by case and IBNR
	March 31, 2023		December 31, 2022
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	57%	43%	58%	42%
Ceded (2)	62	38	63	37
Assumed reinsurance coverage
Gross reserves	30	70	31	69
Ceded	32	68	33	67
Direct primary commercial insurance
Gross reserves	58	42	57	43
Ceded	81	19	81	19
(1)Approximately 65% and 64% of gross case reserves as of March 31, 2023 and December 31, 2022, respectively, are subject to settlement agreements.
(2)Approximately 69% and 70% of ceded case reserves as of March 31, 2023 and December 31, 2022, respectively, are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended March 31,
	2023	2022
Direct excess commercial insurance
Gross (1)	$23	$18
Ceded (2)	(5)	(7)
Assumed reinsurance coverage
Gross	5	6
Ceded	(1)	(1)
Direct primary commercial insurance
Gross	1	1
Ceded	—	—
(1) In the first quarter of 2023 and 2022, 87% and 88% of payments, respectively, related to settlement agreements.
(2) In the first quarter of 2023 and 2022, 92% and 93% of payments, respectively, related to settlement agreements.
Total net reserves as of March 31, 2023, included $762 million or 53% of estimated IBNR reserves compared to $765 million or 53% of estimated IBNR reserves as of December 31, 2022.
Total gross payments were $29 million for the first quarter of 2023 compared to $25 million for the first quarter of 2022. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $15 million for the first quarter of 2023 compared to $10 million for the first quarter of 2022.

First Quarter 2023 Form 10-Q 61

Segment Results Protection Services
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended March 31,
	2023	2022
Premiums written	$619	$630

Revenues
Premiums	$538	$483
Other revenue	84	94
Intersegment insurance premiums and service fees (1)	33	41
Net investment income	16	9

Costs and expenses
Claims and claims expense	(153)	(123)
Amortization of DAC	(251)	(221)
Operating costs and expenses	(221)	(218)
Restructuring and related charges	(1)	—

Income tax expense on operations	(11)	(12)

Less: noncontrolling interest	—	—

Adjusted net income	$34	$53

Allstate Protection Plans	$28	$43
Allstate Dealer Services	7	9
Allstate Roadside	4	2
Arity	(4)	(1)
Allstate Identity Protection	(1)	—
Adjusted net income	$34	$53

Allstate Protection Plans	136,591	139,992
Allstate Dealer Services	3,839	3,924
Allstate Roadside	536	518
Allstate Identity Protection	3,206	2,949
Policies in force as of March 31 (in thousands)	144,172	147,383
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Adjusted net income decreased 35.8% or $19 million in the first quarter of 2023 compared to the first quarter of 2022, due to Allstate Protection Plans higher appliance and furniture claim severity, a shift in business mix and lower third-party advertising sales by Arity. The decrease was partially offset by growth in new business at Allstate Protection Plans.
Premiums written decreased 1.7% or $11 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to a decrease in sales at Allstate Dealer Services and lower rescue volumes at Allstate Roadside, partially offset by growth at Allstate Protection Plans.
PIF decreased 2.2% or 3 million as of March 31, 2023 compared to March 31, 2022 due to a decline in Allstate Protection Plans.
Other revenue decreased 10.6% or $10 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to lower revenue from reductions in customer advertising at Arity.
Intersegment premiums and service fees decreased 19.5% or $8 million in the first quarter of 2023 compared to the first quarter of 2022, driven by decreased device sales for the Drivewise® offering at Arity due to a shift from devices to a mobile phone program.
Claims and claims expense increased 24.4% or $30 million in the first quarter 2023 compared to the first quarter of 2022, primarily due to higher levels of claims at Allstate Protection Plans driven by growth in the business and higher severity at both Allstate Protection Plans and Allstate Dealer Services.

62 www.allstate.com

Protection Services Segment Results
Amortization of DAC increased 13.6% or $30 million in the first quarter of 2023 compared to the first quarter of 2022, driven by business growth at both Allstate Protection Plans and Allstate Dealer Services.
Operating costs and expenses increased 1.4% or $3 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to investments in technology at Allstate Protection Plans and Allstate Identity Protection.
Restructuring and related charges increased $1 million in the first quarter of 2023 compared to the first quarter of 2022 from real estate costs related to facilities being vacated.
First Quarter 2023 Form 10-Q 63

Segment Results Allstate Health and Benefits
Allstate Health and Benefits Segment
Effective January 1, 2023, we adopted the FASB guidance revising the accounting for certain long-duration insurance contracts in the Allstate Health and Benefits segment using the modified retrospective approach at the transition date of January 1, 2021. See Note 1 of the condensed consolidated financial statements for further information regarding the impact of the adopted accounting standard on our condensed consolidated financial statements.

Summarized financial information
	Three months ended March 31,
($ in millions)	2023	2022
Revenues
Accident and health insurance premiums and contract charges	$463	$468
Other revenue	101	95
Net investment income	19	17

Costs and expenses
Accident, health and other policy benefits	(265)	(268)
Amortization of DAC	(41)	(39)
Operating costs and expenses	(203)	(202)
Restructuring and related charges	(4)	—

Income tax expense on operations	(14)	(14)
Adjusted net income	$56	$57

Benefit ratio (1)	55.5	55.6

Employer voluntary benefits (2)	3,799	3,951
Group health (3)	127	114
Individual health (4)	413	419
Policies in force as of March 31 (in thousands)	4,339	4,484
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $8 million for both the three months ended March 31, 2023 and 2022, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Adjusted net income decreased $1 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to a decline in employer voluntary benefits, partially offset by growth in group health.
Premiums and contract charges decreased 1.1% or $5 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to a decline in individual health and employer voluntary benefits, partially offset by growth in group health.

Premiums and contract charges by line of business
	Three months ended March 31,
($ in millions)	2023	2022
Employer voluntary benefits	$255	$263
Group health	107	94
Individual health	101	111
Premiums and contract charges	$463	$468
Other revenue increased $6 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to an increase in group health administrative fees.
Accident, health and other policy benefits decreased 1.1% or $3 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to lower benefit utilization in group and individual health, partially offset by increased contract benefits for employer voluntary benefits and growth in group health.
Accident, health and other policy benefits include changes in the reserve for future policy benefits, expected development on reported claims, and reserves for incurred but not reported claims as shown in Note 9.
Benefit ratio decreased 0.1 point to 55.5 in the first quarter of 2023 compared to 55.6 in the first quarter of 2022.

64 www.allstate.com

Allstate Health and Benefits Segment Results
Amortization of DAC increased 5.1% or $2 million in the first quarter of 2023 compared to the first quarter of 2022, primarily related to individual health, partially offset by employer voluntary benefits.

Operating costs and expenses
	Three months ended March 31,
($ in millions)	2023	2022
Non-deferrable commissions	$79	$81
General and administrative expenses	124	121
Total operating costs and expenses	$203	$202
Operating costs and expenses increased $1 million in the first quarter of 2023 compared to the first quarter of 2022.

First Quarter 2023 Form 10-Q 65

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	March 31, 2023
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$37,940	$1,825	$1,591	$2,747	$44,103
Equity securities (3)	1,468	109	43	554	2,174
Mortgage loans, net	685	—	96	—	781
Limited partnership interests	7,955	—	—	16	7,971
Short-term investments (4)	5,663	151	91	817	6,722
Other investments, net	1,601	—	120	3	1,724
Total	$55,312	$2,085	$1,941	$4,137	$63,475
Percent to total	87.1%	3.3%	3.1%	6.5%	100.0%

Market-based	$46,156	$2,085	$1,941	$4,134	$54,316
Performance-based	9,156	—	—	3	9,159
Total	$55,312	$2,085	$1,941	$4,137	$63,475
(1)    Balances reflect the elimination of related party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $39.64 billion, $1.92 billion, $1.72 billion, $2.83 billion and $46.12 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of March 31, 2023, was $27 million in excess of cost. These net gains were primarily concentrated in the banking, consumer goods and technology sectors. Equity securities include $1.05 billion of funds with underlying investments in fixed income securities as of March 31, 2023.
(4)    Short-term investments are carried at fair value.
Investments totaled $63.48 billion as of March 31, 2023, increasing from $61.83 billion as of December 31, 2022, primarily due to higher fixed income and equity valuations and positive operating cash flows, partially offset by common share repurchases and dividends paid to shareholders.
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
Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk primarily through investments in private equity, including infrastructure investments, and real estate with a majority being limited partnerships. These investments include investee level expenses, reflecting asset level operating expenses on directly held real estate and other consolidated investments.
Macroeconomic impacts Supply chain disruptions, labor shortages and other macroeconomic factors have increased inflation, which may have an adverse impact on investment valuations and returns. As inflation remained elevated, the Federal Reserve significantly increased interest rates and credit spreads widened reflecting ongoing recession concerns. These factors along with other ongoing impacts from the pandemic and from disruptions in the banking industry, could create significant economic uncertainty and the resulting market volatility may continue to impact our investment valuations and returns.
As of March 31, 2023, we have exposure of approximately $240 million to regional banks primarily through investment grade corporate bonds. The investment portfolio had an insignificant exposure to Silicon Valley Bank, First Republic Bank and Signature Bank prior to their failures.
Investments in Russia and Ukraine As of March 31, 2023, our investment portfolio does not have direct or indirect exposure to Russia, Belarus or Ukraine.
66 www.allstate.com

Investments

Portfolio composition by investment strategy
	March 31, 2023
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$44,015	$88	$44,103
Equity securities	1,765	409	2,174
Mortgage loans, net	781	—	781
Limited partnership interests	178	7,793	7,971
Short-term investments	6,722	—	6,722
Other investments, net	855	869	1,724
Total	$54,316	$9,159	$63,475
Percent to total	85.6%	14.4%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(2,016)	$(1)	$(2,017)
Limited partnership interests	—	4	4
Other	(2)	—	(2)
Total	$(2,018)	$3	$(2,015)
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	March 31, 2023	December 31, 2022
U.S. government and agencies	$7,695	$7,898
Municipal	6,324	6,210
Corporate	28,036	26,263
Foreign government	1,091	957
Asset-backed securities (“ABS”)	957	1,157
Total fixed income securities	$44,103	$42,485
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
As of March 31, 2023, 91.0% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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
Fixed income portfolio monitoring is a comprehensive process to identify and evaluate each fixed income security that may require a credit loss allowance. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost is below internally established thresholds. For further detail on our fixed income portfolio monitoring process, see Note 4 of the condensed consolidated financial statements.

First Quarter 2023 Form 10-Q 67

Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	March 31, 2023
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$7,695	$(131)	$—	$—	$—	$—
Municipal	6,181	(168)	129	(10)	7	—
Corporate
Public	5,863	(207)	13,491	(768)	829	(70)
Privately placed	1,778	(93)	3,010	(211)	1,487	(136)
Total corporate	7,641	(300)	16,501	(979)	2,316	(206)
Foreign government	1,090	(21)	1	—	—	—
ABS	890	(19)	13	(1)	9	(1)
Total fixed income securities	$23,497	$(639)	$16,644	$(990)	$2,332	$(207)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$7,695	$(131)
Municipal	—	—	7	3	6,324	(175)
Corporate
Public	166	(13)	—	—	20,349	(1,058)
Privately placed	1,286	(142)	126	(29)	7,687	(611)
Total corporate	1,452	(155)	126	(29)	28,036	(1,669)
Foreign government	—	—	—	—	1,091	(21)
ABS	—	—	45	—	957	(21)
Total fixed income securities	$1,452	$(155)	$178	$(26)	$44,103	$(2,017)
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
Equity securities of $2.17 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $781 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests include $6.75 billion of interests in private equity funds, $1.05 billion of interests in real estate funds and $178 million of interests in other funds as of March 31, 2023. We have commitments to invest additional amounts in limited partnership interests totaling $2.70 billion as of March 31, 2023.
Other investments include $698 million of bank loans, net, and $790 million of direct investments in real estate as of March 31, 2023.
68 www.allstate.com

Investments

Unrealized net capital gains (losses)
	March 31,	December 31,
($ in millions)	2023	2022
U.S. government and agencies	$(131)	$(225)
Municipal	(175)	(290)
Corporate	(1,669)	(2,299)
Foreign government	(21)	(40)
ABS	(21)	(31)
Fixed income securities	(2,017)	(2,885)
Short-term investments	—	(1)
Derivatives	(2)	(3)
Equity method of accounting (“EMA”) limited partnerships	4	2
Unrealized net capital gains and losses, pre-tax	$(2,015)	$(2,887)

First Quarter 2023 Form 10-Q 69

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	March 31, 2023
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate
Banking	$4,534	$12	$(244)	$4,302
Basic industry	999	3	(60)	942
Capital goods	2,465	10	(142)	2,333
Communications	2,429	3	(201)	2,231
Consumer goods (cyclical and non-cyclical)	6,315	28	(383)	5,960
Financial services	2,304	8	(143)	2,169
Energy
Midstream	1,877	7	(74)	1,810
Independent/upstream	320	2	(19)	303
Integrated	52	—	(3)	49
Other	238	1	(10)	229
Total energy	2,487	10	(106)	2,391
Technology	3,062	7	(229)	2,840
Transportation	1,008	2	(55)	955
Utilities	3,780	35	(170)	3,645
Other	322	—	(54)	268
Total corporate fixed income portfolio	29,705	118	(1,787)	28,036
U.S. government and agencies	7,826	21	(152)	7,695
Municipal	6,499	65	(240)	6,324
Foreign government	1,112	3	(24)	1,091
ABS	978	4	(25)	957
Total fixed income securities	$46,120	$211	$(2,228)	$44,103

	December 31, 2022
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
Corporate
Banking	$5,153	$16	$(314)	$4,855
Basic industry	1,019	2	(75)	946
Capital goods	2,288	3	(197)	2,094
Communications	2,422	1	(261)	2,162
Consumer goods (cyclical and non-cyclical)	5,984	6	(531)	5,459
Financial services	2,243	4	(176)	2,071
Energy
Midstream	1,725	1	(110)	1,616
Independent/upstream	354	1	(29)	326
Integrated	67	—	(4)	63
Other	218	—	(13)	205
Total energy	2,364	2	(156)	2,210
Technology	3,137	4	(298)	2,843
Transportation	959	1	(73)	887
Utilities	2,633	7	(203)	2,437
Other	360	—	(61)	299
Total corporate fixed income portfolio	28,562	46	(2,345)	26,263
U.S. government and agencies	8,123	6	(231)	7,898
Municipal	6,500	36	(326)	6,210
Foreign government	997	—	(40)	957
ABS	1,188	4	(35)	1,157
Total fixed income securities	$45,370	$92	$(2,977)	$42,485
Gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
70 www.allstate.com

Investments

Equity securities by sector
	March 31, 2023			December 31, 2022
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$40	$33	$73	$135	$56	$191
Basic Industry	13	2	15	57	16	73
Capital Goods	85	(36)	49	196	3	199
Energy
Independent/upstream	9	1	10	30	12	42
Integrated	8	3	11	39	26	65
Midstream	30	(2)	28	33	(2)	31
Other	1	1	2	8	8	16
Total energy	48	3	51	110	44	154
Funds
Equities	210	(10)	200	904	(19)	885
Fixed income	1,116	(68)	1,048	1,067	(84)	983
Other	3	—	3	3	—	3
Total funds	1,329	(78)	1,251	1,974	(103)	1,871
Utilities	49	1	50	67	12	79
Transportation	20	13	33	48	19	67
Other (1)	563	89	652	1,666	267	1,933
Total equity securities	$2,147	$27	$2,174	$4,253	$314	$4,567
(1)As of March 31, 2023, other is generally comprised of consumer goods, technology, REITs, financial services and communications sectors.

Net investment income
	Three months ended March 31,
($ in millions)	2023	2022
Fixed income securities	$390	$267
Equity securities	11	36
Mortgage loans	8	8
Limited partnership interests	134	292
Short-term investments	66	2
Other investments	41	40
Investment income, before expense	650	645
Investment expense
Investee level expenses	(17)	(16)
Securities lending expense	(21)	—
Operating costs and expenses	(37)	(35)
Total investment expense	(75)	(51)
Net investment income	$575	$594

Property-Liability	$509	$558
Protection Services	16	9
Allstate Health and Benefits	19	17
Corporate and Other	31	10
Net investment income	$575	$594

Market-based	$508	$325
Performance-based	142	320
Investment income, before expense	$650	$645
Net investment income decreased $19 million in the first quarter of 2023, compared to the same period of 2022, as higher market-based results from increased fixed income portfolio yields and to a lesser extent, the reinvestment of proceeds from sales of equity securities into fixed income securities with higher yields were more than offset by lower performance-based results, mainly from limited partnerships.
First Quarter 2023 Form 10-Q 71

Investments

Performance-based investment income
	Three months ended March 31,
($ in millions)	2023	2022
Private equity	$105	$248
Real estate	37	72
Total performance-based income before investee level expenses	$142	$320

Investee level expenses (1)	(16)	(14)
Total performance-based income	$126	$306
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income decreased $180 million in the first quarter of 2023, compared to the same period of 2022, primarily due to lower valuation increases.
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

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended March 31,
($ in millions)	2023	2022
Sales	$(120)	$(127)
Credit losses	(12)	(11)
Valuation change of equity investments - appreciation (decline):
Equity securities	148	(285)
Equity fund investments in fixed income securities	19	(62)
Limited partnerships (1)	31	(100)
Total valuation of equity investments	198	(447)
Valuation change and settlements of derivatives	(52)	318
Net gains (losses) on investments and derivatives, pre-tax	14	(267)
Income tax (expense) benefit	(6)	56
Net gains (losses) on investments and derivatives, after-tax	$8	$(211)

Property-Liability	$6	$(161)
Protection Services	(1)	(10)
Allstate Health and Benefits	2	(5)
Corporate and Other	1	(35)
Net gains (losses) on investments and derivatives, after-tax	$8	$(211)

Market-based	$(3)	$(304)
Performance-based	17	37
Net gains (losses) on investments and derivatives, pre-tax	$14	$(267)
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net gains on investments and derivatives in the first quarter of 2023 related primarily to higher valuation on equity investments, partially offset by losses on sales and decreased valuation change and settlements of derivatives.
Net losses on sales in the first quarter of 2023 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Net losses on valuation change and settlements of derivatives of $52 million in the first quarter of 2023, primarily comprised of losses on interest rate futures used to mitigate the impact of increases in interest rates and losses on credit default swap buy protection due to tightening credit spreads on the underlying credit names.
72 www.allstate.com

Investments

Net gains (losses) on performance-based investments and derivatives
	Three months ended March 31,
($ in millions)	2023	2022
Sales	$8	$23
Credit losses	(3)	(4)
Valuation change of equity investments	19	11
Valuation change and settlements of derivatives	(7)	7
Total performance-based	$17	$37
Net gains on performance-based investments and derivatives in the first quarter of 2023 primarily related to increased valuation of equity investments, partially offset by decreased valuation change and settlements of derivatives.
First Quarter 2023 Form 10-Q 73

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	March 31, 2023	December 31, 2022
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$19,167	$19,880
Accumulated other comprehensive loss	(1,673)	(2,392)
Total Allstate shareholders’ equity	17,494	17,488
Debt	8,452	7,964
Total capital resources	$25,946	$25,452
Ratio of debt to Allstate shareholders’ equity	48.3%	45.5%
Ratio of debt to capital resources	32.6	31.3
Allstate shareholders’ equity increased in the first three months of 2023, primarily due to lower unrealized net capital losses on investments, partially offset by a net loss, dividends paid to shareholders and common share repurchases. In the three months ended March 31, 2023, we paid dividends of $224 million and $26 million related to our common and preferred shares, respectively.
Repayment of debt On March 29, 2023, the Company repaid, at maturity, $250 million of Floating Rate Senior Notes that bear interest at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 0.63% per year.
Issuance of debt On March 31, 2023, the Company issued $750 million of 5.250% Senior Notes due 2033. Interest on the Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year, beginning on September 30, 2023. The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The net proceeds of this issuance were used to repay the $250 million senior debt maturity and for general corporate purposes.
Subsequent event On April 17, 2023, the Company redeemed all 23,000 shares of Fixed Rate Noncumulative Preferred Stock, Series G, par value $1.00 per share and liquidation preference $25,000 per share, and the corresponding depositary shares for a total redemption payment of $575 million.
Debt maturities

Debt maturities for each of the next five years and thereafter (excluding issuance costs and other)
($ in millions)
2023	$500
2024	350
2025	600
2026	550
2027	—
2028	—
Thereafter	6,491
Total long-term debt principal	$8,491
Common share repurchases As of March 31, 2023, there was $649 million remaining in the $5.00 billion common share repurchase program.
During the first three months of 2023, we repurchased 1.2 million common shares, or 0.5% of total common shares outstanding at December 31, 2022, for $153 million.
Common shareholder dividends On January 3, 2023, we paid a common shareholder dividend of $0.85. On February 17, 2023, we declared a common shareholder dividend of $0.89 payable on April 3, 2023.
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
In March 2023, Moody’s affirmed the A3 and P-2 senior debt and short-term issuer ratings of The Allstate Corporation’s (the “Corporation’s”) and the Aa3 insurance financial strength ratings of Allstate Insurance Company (“AIC”). The rating outlook for Allstate was changed from stable to negative.
In March 2023, A.M. Best placed under review with negative implications the B+ insurance financial strength rating of the members of Castle Key Group (Castle Key Insurance Company, Castle Key Indemnity Company, Encompass Floridian Insurance Company, Encompass Floridian Indemnity Company).
There have been no changes to our ratings from S&P since December 31, 2022.

74 www.allstate.com

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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $4.16 billion as of March 31, 2023, primarily comprised of cash and investments that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of March 31, 2023, we held $16.72 billion of cash, U.S. government and agencies fixed income securities, public equity securities, and short-term investments, which we would expect to be able to liquidate within one week.
No intercompany dividends from insurance companies were paid in the first quarter of 2023.
Based on the greater of 2022 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2024, is estimated at $1.22 billion, less dividends paid during the preceding twelve months measured at that point in time. As of March 31, 2023, we paid no dividends.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first three months of 2023, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 24.2% as of March 31, 2023. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2023.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of March 31, 2023, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 637 million shares of treasury stock as of March 31, 2023), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
First Quarter 2023 Form 10-Q 75

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
Insurance and Financial Services (1) unexpected increases in claim frequency and severity; (2) catastrophes and severe weather events; (3) limitations in analytical models used for loss cost estimates; (4) price competition and changes in regulation and underwriting standards; (5) actual claim costs exceeding current reserves; (6) market risk, inflation, and declines in credit quality of our investment portfolios; (7) our subjective determination of fair value and amount of credit losses for investments; (8) our participation in indemnification programs, including state industry pools and facilities; (9) inability to mitigate the impact associated with changes in capital requirements; (10) a downgrade in financial strength ratings;
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
Macro, Regulatory and Risk Environment (20) conditions in the global economy and capital markets; (21) a large-scale pandemic, the occurrence of terrorism, military actions or social unrest; (22) the failure in cyber or other information security controls, as well as the occurrence of events unanticipated in our disaster recovery processes and business continuity planning; (23) changing climate and weather conditions; (24) evolving environmental, social and governance standards and expectations; (25) restrictive regulations and regulatory reforms, including limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (26) losses from legal and regulatory actions; (27) changes in or the application of accounting standards; (28) vendor-related business disruptions or failure of a vendor to provide and protect data, confidential and proprietary information, or personal information of our customers, claimants or employees; (29) our ability to attract, develop and retain talent; and (30) misconduct or fraudulent acts by employees, agents and third parties.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
76 www.allstate.com

Other Information Part II.
Part II. Other Information
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 14 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
January 1, 2023 - January 31, 2023
Open Market Purchases	375,573	$133.03	375,100
February 1, 2023 - February 28, 2023
Open Market Purchases	538,124	$134.02	339,286
March 1, 2023 - March 31, 2023
Open Market Purchases	518,483	$114.65	508,120
Total	1,432,180	$126.75	1,222,506	$649	million
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
January: 473
February: 198,838
March: 10,363
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)In August 2021, we announced the approval of a common share repurchase program for $5 billion. The Inflation Reduction Act, enacted in August 2022 imposes a 1% excise tax on stock repurchases occurring after December 31, 2022. The excise tax on stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders’ equity.
First Quarter 2023 Form 10-Q 77

Item 6. Exhibits
(a)Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated Bylaws of The Allstate Corporation as amended November 19, 2015	8-K	1-11840	3.1	November 19, 2015
3.3	Certificate of Designations with respect to the Preferred Stock of the Registrant, Series H, dated August 5, 2019	8-K	1-11840	3.1	August 5, 2019
3.4	Certificate of Designations with respect to the Preferred Stock of the Registrant, Series I, dated November 6, 2019	8-K	1-11840	3.1	November 8, 2019
3.5	Certificate of Elimination with respect to the Preferred Stock, Series A, C, D, E and F of the Registrant, dated February 20, 2020	10-K	1-11840	3.6	February 21, 2020
3.6	Certificate of Elimination with respect to the Preferred Stock, Series G of the Registrant, dated May 1, 2023					X
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

10.1	Offer Letter dated March 9, 2022 to Robert Toohey					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 3, 2023, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
78 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 3, 2023	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

First Quarter 2023 Form 10-Q 79