Form 10-Q
period 2023-06-30
ALLSTATE CORP
filed 2023-08-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Sanders Road, Northbrook, Illinois    60062
(Address of principal executive offices)    (Zip Code)
Registrant’s telephone number, including area code: (847) 402-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $.01 per share	ALL	New York Stock Exchange Chicago Stock Exchange
5.100% Fixed-to-Floating Rate Subordinated Debentures due 2053	ALL.PR.B	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 5.100% Noncumulative Preferred Stock, Series H	ALL PR H	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 4.750% Noncumulative Preferred Stock, Series I	ALL PR I	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 7.375% Noncumulative Preferred Stock, Series J	ALL PR J	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 17, 2023, the registrant had 261,573,754 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
June 30, 2023

Part I Financial Information	Page

Item 1. Financial Statements (unaudited) as of June 30, 2023 and December 31, 2022 and for the Three Month and Six Month Periods Ended June 30, 2023 and 2022

Condensed Consolidated Statements of Operations	1
Condensed Consolidated Statements of Comprehensive Income (Loss)	2
Condensed Consolidated Statements of Financial Position	3
Condensed Consolidated Statements of Shareholders’ Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Report of Independent Registered Public Accounting Firm	49

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights	50
Property-Liability Operations	54
Segment results
Allstate Protection	56
Run-off Property-Liability	65
Protection Services	67
Allstate Health and Benefits	69
Investments	71
Capital Resources and Liquidity	78
Forward-Looking Statements	81

Item 4. Controls and Procedures	81

Part II Other Information
Item 1. Legal Proceedings	82
Item 1A. Risk Factors	82
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 5. Other Information	82
Item 6. Exhibits	83

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues
Property and casualty insurance premiums	$12,470	$11,362	$24,643	$22,343
Accident and health insurance premiums and contract charges	453	465	916	933
Other revenue	597	563	1,158	1,123
Net investment income	610	562	1,185	1,156
Net gains (losses) on investments and derivatives	(151)	(733)	(137)	(1,000)
Total revenues	13,979	12,219	27,765	24,555

Costs and expenses
Property and casualty insurance claims and claims expense	11,727	9,367	22,053	17,189
Accident, health and other policy benefits	258	265	523	533
Amortization of deferred policy acquisition costs	1,789	1,618	3,533	3,226
Operating costs and expenses	1,786	1,850	3,502	3,752
Pension and other postretirement remeasurement (gains) losses	(40)	259	(93)	12
Restructuring and related charges	27	1	54	13
Amortization of purchased intangibles	82	87	163	174
Interest expense	98	83	184	166
Total costs and expenses	15,727	13,530	29,919	25,065

Loss from operations before income tax expense	(1,748)	(1,311)	(2,154)	(510)

Income tax benefit	(373)	(289)	(458)	(138)

Net loss	(1,375)	(1,022)	(1,696)	(372)

Less: Net loss attributable to noncontrolling interest	(23)	(9)	(24)	(19)

Net loss attributable to Allstate	(1,352)	(1,013)	(1,672)	(353)

Less: Preferred stock dividends	37	27	63	53

Net loss applicable to common shareholders	$(1,389)	$(1,040)	$(1,735)	$(406)

Earnings per common share:
Net loss applicable to common shareholders per common share - Basic	$(5.29)	$(3.80)	$(6.59)	$(1.47)
Weighted average common shares - Basic	262.6	273.8	263.1	275.9
Net loss applicable to common shareholders per common share - Diluted	$(5.29)	$(3.80)	$(6.59)	$(1.47)
Weighted average common shares - Diluted	262.6	273.8	263.1	275.9

See notes to condensed consolidated financial statements.
Second Quarter 2023 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(1,375)	$(1,022)	$(1,696)	$(372)

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(272)	(1,144)	410	(2,738)
Unrealized foreign currency translation adjustments	28	(47)	78	(47)
Unamortized pension and other postretirement prior service credit	(5)	(15)	(9)	(30)
Discount rate for reserve for future policy benefits	8	85	(1)	180
Other comprehensive (loss) income, after-tax	(241)	(1,121)	478	(2,635)

Comprehensive loss	(1,616)	(2,143)	(1,218)	(3,007)
Less: Comprehensive loss attributable to noncontrolling interest	(24)	(17)	(20)	(39)
Comprehensive loss attributable to Allstate	$(1,592)	$(2,126)	$(1,198)	$(2,968)

See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	June 30, 2023	December 31, 2022
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $47,904 and $45,370)	$45,550	$42,485
Equity securities, at fair value (cost $2,231 and $4,253)	2,290	4,567
Mortgage loans, net	823	762
Limited partnership interests	8,150	8,114
Short-term, at fair value (amortized cost $5,138 and $4,174)	5,137	4,173
Other investments, net	1,718	1,728
Total investments	63,668	61,829
Cash	699	736
Premium installment receivables, net	9,713	9,165
Deferred policy acquisition costs	5,607	5,442
Reinsurance and indemnification recoverables, net	9,151	9,619
Accrued investment income	471	423
Deferred income taxes	480	382
Property and equipment, net	945	987
Goodwill	3,502	3,502
Other assets, net	6,278	5,904
Total assets	100,514	97,989
Liabilities
Reserve for property and casualty insurance claims and claims expense	40,531	37,541
Reserve for future policy benefits	1,339	1,322
Contractholder funds	881	879
Unearned premiums	23,355	22,299
Claim payments outstanding	1,387	1,268
Other liabilities and accrued expenses	9,700	9,353
Debt	7,949	7,964
Total liabilities	85,142	80,626
Commitments and Contingent Liabilities (Note 14)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand and 81.0 thousand shares issued and outstanding, $2,050 and $2,025 aggregate liquidation preference	2,001	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 262 million and 263 million shares outstanding	9	9
Additional capital paid-in	3,786	3,788
Retained income	48,766	50,970
Treasury stock, at cost (638 million and 637 million shares)	(37,131)	(36,857)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	(1,845)	(2,255)
Unrealized foreign currency translation adjustments	(87)	(165)
Unamortized pension and other postretirement prior service credit	20	29
Discount rate for reserve for future policy benefits	(2)	(1)
Total accumulated other comprehensive income	(1,914)	(2,392)
Total Allstate shareholders’ equity	15,517	17,488
Noncontrolling interest	(145)	(125)
Total equity	15,372	17,363
Total liabilities and equity	$100,514	$97,989

See notes to condensed consolidated financial statements.
Second Quarter 2023 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	1,970	1,970	1,970	1,970
Preferred stock issuance, net of issuance costs	587	—	587	—
Preferred stock redemption	(556)	—	(556)	—
Balance, end of period	2,001	1,970	2,001	1,970

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,780	3,706	3,788	3,722
Equity incentive plans activity	6	34	(2)	18
Balance, end of period	3,786	3,740	3,786	3,740

Retained income
Balance, beginning of period	50,388	53,686	50,970	53,288
Net loss	(1,352)	(1,013)	(1,672)	(353)
Dividends on common stock (declared per share of $0.89, $0.85, $1.78 and $1.70)	(233)	(234)	(469)	(470)
Dividends on preferred stock	(37)	(27)	(63)	(53)
Balance, end of period	48,766	52,412	48,766	52,412

Treasury stock
Balance, beginning of period	(36,980)	(35,208)	(36,857)	(34,471)
Shares acquired	(154)	(683)	(307)	(1,477)
Shares reissued under equity incentive plans, net	3	33	33	90
Balance, end of period	(37,131)	(35,858)	(37,131)	(35,858)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,673)	(1,088)	(2,392)	426
Change in unrealized net capital gains and losses	(272)	(1,144)	410	(2,738)
Change in unrealized foreign currency translation adjustments	28	(47)	78	(47)
Change in unamortized pension and other postretirement prior service credit	(5)	(15)	(9)	(30)
Change in discount rate for reserve for future policy benefits	8	85	(1)	180
Balance, end of period	(1,914)	(2,209)	(1,914)	(2,209)
Total Allstate shareholders’ equity	15,517	20,064	15,517	20,064

Noncontrolling interest
Balance, beginning of period	(121)	(74)	(125)	(52)
Change in unrealized net capital gains and losses	(1)	(8)	4	(20)
Noncontrolling loss	(23)	(9)	(24)	(19)
Balance, end of period	(145)	(91)	(145)	(91)
Total equity	$15,372	$19,973	$15,372	$19,973

 See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,696)	$(372)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	363	452
Net (gains) losses on investments and derivatives	137	1,000
Pension and other postretirement remeasurement (gains) losses	(93)	12
Changes in:
Policy benefits and other insurance reserves	2,917	1,222
Unearned premiums	1,032	1,201
Deferred policy acquisition costs	(162)	(315)
Premium installment receivables, net	(532)	(664)
Reinsurance recoverables, net	468	645
Income taxes	(538)	(288)
Other operating assets and liabilities	(126)	(788)
Net cash provided by operating activities	1,770	2,105
Cash flows from investing activities
Proceeds from sales
Fixed income securities	12,454	19,928
Equity securities	4,183	7,622
Limited partnership interests	516	633
Other investments	81	926
Investment collections
Fixed income securities	992	259
Mortgage loans	36	60
Other investments	53	110
Investment purchases
Fixed income securities	(15,875)	(22,907)
Equity securities	(1,717)	(6,028)
Limited partnership interests	(424)	(590)
Mortgage loans	(100)	(89)
Other investments	(140)	(232)
Change in short-term and other investments, net	(986)	398
Purchases of property and equipment, net	(141)	(228)
Proceeds from sale of property and equipment	19	—
Net cash used in investing activities	(1,049)	(138)
Cash flows from financing activities
Proceeds from issuance of debt	743	—
Repayment of debt	(750)	—
Proceeds from issuance of preferred stock	587	—
Redemption of preferred stock	(575)	—
Contractholder fund deposits	66	69
Contractholder fund withdrawals	(16)	(21)
Dividends paid on common stock	(459)	(466)
Dividends paid on preferred stock	(53)	(53)
Treasury stock purchases	(307)	(1,485)
Shares reissued under equity incentive plans, net	10	55
Other	(4)	(63)
Net cash used in financing activities	(758)	(1,964)
Net (decrease) increase in cash	(37)	3
Cash at beginning of period	736	763
Cash at end of period	$699	$766

See notes to condensed consolidated financial statements.
Second Quarter 2023 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of June 30, 2023 and for the three and six month periods ended June 30, 2023 and 2022 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy lapses, are required to be reviewed at least annually, and updated as appropriate. In addition, reserves under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield that is updated through other comprehensive income (“OCI”) at each reporting date. Additionally, deferred policy acquisition costs (“DAC”) for all long-duration products are amortized on a simplified basis. Also, the Company’s reserve for future policy benefits and DAC are subject to new disclosure guidance.
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
The decrease in AOCI was primarily attributable to a change in the discount rate used in measuring the reserve for future policy benefits for traditional life contracts and other long-term products with guaranteed terms from a portfolio-based rate at contract issuance to an upper-medium grade fixed income-based rate at the transition date. The decrease in retained income primarily related to certain cohorts of long-term contracts whose expected net premiums exceeded expected gross premiums which resulted in an increase in reserves and a decrease in retained income equal to the present value of expected future benefits less the present value of expected future premiums at the transition date.
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
Second Quarter 2023 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

Impacts of the adoption on the financial statements

Condensed Consolidated Statements of Operations
	As reported	Impact of change	As adjusted
($ in millions, except per share data)	Three months ended June 30, 2022
Revenues
Accident and health insurance premiums and contract charges	$466	$(1)	$465
Total revenues	12,220	(1)	12,219

Costs and expenses
Accident, health and other policy benefits	269	(4)	265
Amortization of deferred policy acquisition costs	1,619	(1)	1,618
Total costs and expenses	13,535	(5)	13,530

Loss from operations before income tax expense	(1,315)	4	(1,311)
Income tax benefit	(291)	2	(289)
Net loss	(1,024)	2	(1,022)
Net loss attributable to Allstate	(1,015)	2	(1,013)
Net loss applicable to common shareholders	$(1,042)	$2	$(1,040)

Earnings per common share:
Net loss applicable to common shareholders per common share - Basic	$(3.81)	$0.01	$(3.80)
Net loss applicable to common shareholders per common share - Diluted	$(3.81)	$0.01	$(3.80)
	Six months ended June 30, 2022
Revenues
Accident and health insurance premiums and contract charges	$935	$(2)	$933
Total revenues	24,557	(2)	24,555

Costs and expenses
Accident, health and other policy benefits	538	(5)	533
Amortization of deferred policy acquisition costs	3,231	(5)	3,226
Total costs and expenses	25,075	(10)	25,065

Loss from operations before income tax expense	(518)	8	(510)
Income tax benefit	(140)	2	(138)
Net loss	(378)	6	(372)
Net loss attributable to Allstate	(359)	6	(353)
Net loss applicable to common shareholders	$(412)	$6	$(406)

Earnings per common share:
Net loss applicable to common shareholders per common share - Basic	$(1.49)	$0.02	$(1.47)
Net loss applicable to common shareholders per common share - Diluted	$(1.49)	$0.02	$(1.47)
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income (unaudited)
	As reported	Impact of change	As adjusted
($ in millions)	Three months ended June 30, 2022
Net loss	$(1,024)	$2	$(1,022)

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	(1,143)	(1)	(1,144)
Discount rate for reserve for future policy benefits	—	85	85
Other comprehensive income (loss), after-tax	(1,205)	84	(1,121)

Comprehensive loss	(2,229)	86	(2,143)
Comprehensive loss attributable to Allstate	$(2,212)	$86	$(2,126)
	Six months ended June 30, 2022
Net loss	$(378)	$6	$(372)

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	(2,736)	(2)	(2,738)
Discount rate for reserve for future policy benefits	—	180	180
Other comprehensive income (loss), after-tax	(2,813)	178	(2,635)

Comprehensive loss	(3,191)	184	(3,007)
Comprehensive loss attributable to Allstate	$(3,152)	$184	$(2,968)

Condensed Consolidated Statements of Financial Position (unaudited)
	As reported	Impact of change	As adjusted
($ in millions)	December 31, 2022
Assets
Deferred policy acquisition costs	$5,418	$24	$5,442
Reinsurance and indemnification recoverables, net	9,606	13	9,619
Deferred income taxes	386	(4)	382
Other assets, net	5,905	(1)	5,904
Total assets	97,957	32	97,989
Liabilities
Reserve for future policy benefits	1,273	49	1,322
Contractholder funds	897	(18)	879
Unearned premiums	22,311	(12)	22,299
Total liabilities	80,607	19	80,626
Equity
Retained income	50,954	16	50,970
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	(2,253)	(2)	(2,255)
Discount rate for reserve for future policy benefits	—	(1)	(1)
Total AOCI	(2,389)	(3)	(2,392)
Total Allstate shareholders’ equity	17,475	13	17,488
Total equity	17,350	13	17,363
Total liabilities and equity	$97,957	$32	$97,989
Second Quarter 2023 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
	As reported	Impact of change	As adjusted
($ in millions)	Three months ended June 30, 2022
Retained income
Balance, beginning of period	$53,688	$(2)	$53,686
Net loss	(1,015)	2	(1,013)
Balance, end of period	52,412	—	52,412

Accumulated other comprehensive income (loss)
Balance, beginning of period	(953)	(135)	(1,088)
Change in unrealized net capital gains and losses	(1,143)	(1)	(1,144)
Change in discount rate for reserve for future policy benefits	—	85	85
Balance, end of period	(2,158)	(51)	(2,209)

Total Allstate shareholders’ equity	20,115	(51)	20,064
Total equity	$20,024	$(51)	$19,973
	Six months ended June 30, 2022
Retained income
Balance, beginning of period	$53,294	$(6)	$53,288
Net loss	(359)	6	(353)
Balance, end of period	52,412	—	52,412

Accumulated other comprehensive income (loss)
Balance, beginning of period	655	(229)	426
Change in unrealized net capital gains and losses	(2,736)	(2)	(2,738)
Change in discount rate for reserve for future policy benefits	—	180	180
Balance, end of period	(2,158)	(51)	(2,209)

Total Allstate shareholders’ equity	20,115	(51)	20,064
Total equity	$20,024	$(51)	$19,973

Condensed Consolidated Statements of Cash Flows (unaudited)
	As reported	Impact of change	As adjusted
($ in millions)	Six months ended June 30, 2022
Cash flows from operating activities
Net loss	$(378)	$6	$(372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in:
Policy benefits and other insurance reserves	1,223	(1)	1,222
Unearned premiums	1,202	(1)	1,201
Deferred policy acquisition costs	(310)	(5)	(315)
Reinsurance recoverables, net	645	—	645
Income taxes	(290)	2	(288)
Other operating assets and liabilities	(787)	(1)	(788)
Net cash provided by operating activities	$2,105	$—	$2,105
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
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Annually, in the third quarter, the Company obtains historical premiums and benefits information and evaluates future cash flow assumptions that include mortality, morbidity, and terminations, and updates cash flow assumptions as necessary. The Company has elected to not update the expense assumption when annually reviewing and updating future cash flow assumptions. Actual premiums and benefits and any updates to future cash flow assumptions are incorporated into the calculation of an updated net premium ratio. Updates for actual premiums and benefits and changes to future cash flow assumptions will result in a liability remeasurement gain or loss that is recognized in net income. The first step to determining the liability remeasurement gain or loss is to calculate the RFPB using revised net premiums discounted at the locked-in discount rate set at contract issuance. The result of the first step is then compared to the carrying amount of the RFPB before the updates for actual experience and changes to future cash flow assumptions. The decrease (gain) or increase (loss) in the RFPB is reported as liability remeasurement gain or loss in net income and presented parenthetically as part of Accident, health and other policy benefits on the Condensed Consolidated Statements of Operations. The updated net premium ratio is used in future quarters to measure the RFPB until the next annual update or an earlier date if the Company determines it is necessary to revise future cash flow assumptions based on available evidence, including actual experience.
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
Long-duration voluntary accident and health insurance, traditional life insurance contracts, and interest-sensitive life insurance contracts Voluntary accident and health insurance and traditional life insurance contracts are grouped by product and issue year into cohorts consistent with the cohorts used to calculate the RFPB. Interest-sensitive life insurance contracts are grouped into cohorts by issue year, and the issue year is determined based on contract issue date. DAC is amortized on a constant level basis over the expected contract term and is included in Amortization of deferred policy acquisition costs on the Condensed Consolidated Statements of Operations. The constant level basis used for all cohorts is based on policies-in-force. The expected contract term and mortality, morbidity, and termination assumptions are used to calculate both DAC amortization and the RFPB. If actual contract terminations are greater than expected terminations for any cohort, each affected cohort’s DAC balance will be reduced in the current period based on the difference between the actual and expected terminations. No adjustments to DAC amortization are recorded if actual contract terminations are less than expected terminations for any cohort. If the Company makes an update to any of its mortality, morbidity, or termination assumptions, the Company will use the assumptions prospectively to amortize any cohort’s remaining DAC over the remaining expected contract term.
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Condensed Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. The Company amortizes the present value of future profits using the same methodology and assumptions as the amortization of DAC. The present value of future profits is subject to premium deficiency testing.
Second Quarter 2023 Form 10-Q 11

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(1,375)	$(1,022)	$(1,696)	$(372)
Less: Net loss attributable to noncontrolling interest	(23)	(9)	(24)	(19)
Net loss attributable to Allstate	(1,352)	(1,013)	(1,672)	(353)
Less: Preferred stock dividends	37	27	63	53
Net loss applicable to common shareholders	$(1,389)	$(1,040)	$(1,735)	$(406)

Denominator:
Weighted average common shares outstanding	262.6	273.8	263.1	275.9
Effect of dilutive potential common shares (1):
Stock options	—	—	—	—
Restricted stock units (non-participating) and performance stock awards	—	—	—	—
Weighted average common and dilutive potential common shares outstanding	262.6	273.8	263.1	275.9

Earnings per common share - Basic	$(5.29)	$(3.80)	$(6.59)	$(1.47)
Earnings per common share - Diluted (1)	$(5.29)	$(3.80)	$(6.59)	$(1.47)

Anti-dilutive options excluded from diluted earnings per common share	3.2	1.3	2.9	1.5
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	1.7	3.2	2.1	3.5
(1)As a result of the net loss reported for the three and six month periods ended June 30, 2023 and 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.

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
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Underwriting income (loss) by segment
Allstate Protection	$(2,092)	$(861)	$(3,090)	$(579)
Run-off Property-Liability	(2)	(3)	(5)	(5)
Total Property-Liability	(2,094)	(864)	(3,095)	(584)

Adjusted net income (loss) by segment, after-tax
Protection Services	41	43	75	96
Allstate Health and Benefits	57	67	113	124
Corporate and Other	(111)	(107)	(200)	(218)

Reconciling items
Property-Liability net investment income	544	506	1,053	1,064
Net gains (losses) on investments and derivatives	(151)	(733)	(137)	(1,000)
Pension and other postretirement remeasurement gains (losses)	40	(259)	93	(12)
Amortization of purchased intangibles (1)	(24)	(28)	(48)	(57)
Gain (loss) on disposition	(8)	27	1	11
Non-recurring costs (2)	(90)	—	(90)	—
Income tax benefit on reconciling items	384	298	476	150
Total reconciling items	695	(189)	1,348	156

Less: Net loss attributable to noncontrolling interest (3)	(23)	(10)	(24)	(20)

Net loss applicable to common shareholders	$(1,389)	$(1,040)	$(1,735)	$(406)
(1)Excludes amortization of purchased intangibles in Property-Liability, which is included above in underwriting income.
(2)Relates to settlement costs for non-recurring litigation that is outside of the ordinary course of business. See Note 14 for additional details.
(3)Reflects net loss attributable to noncontrolling interest in Property-Liability.
Second Quarter 2023 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Property-Liability
Insurance premiums
Auto	$8,121	$7,348	$16,029	$14,429
Homeowners	2,883	2,566	5,693	5,056
Other personal lines	587	545	1,149	1,076
Commercial lines	202	295	434	578
Other business lines	128	120	251	233
Allstate Protection	11,921	10,874	23,556	21,372
Run-off Property-Liability	—	—	—	—
Total Property-Liability insurance premiums	11,921	10,874	23,556	21,372
Other revenue	389	355	742	702
Net investment income	544	506	1,053	1,064
Net gains (losses) on investments and derivatives	(135)	(662)	(123)	(865)
Total Property-Liability	12,719	11,073	25,228	22,273

Protection Services
Protection plans	373	318	734	631
Roadside assistance	48	49	97	102
Finance and insurance products	128	121	256	238
Intersegment premiums and service fees (1)	35	38	68	79
Other revenue	84	91	168	185
Net investment income	18	12	34	21
Net gains (losses) on investments and derivatives	(4)	(30)	(5)	(43)
Total Protection Services	682	599	1,352	1,213

Allstate Health and Benefits
Employer voluntary benefits	245	257	500	520
Group health	110	95	217	189
Individual health	98	113	199	224
Other revenue	101	92	202	187
Net investment income	21	16	40	33
Net gains (losses) on investments and derivatives	1	(12)	3	(19)
Total Allstate Health and Benefits	576	561	1,161	1,134

Corporate and Other
Other revenue	23	25	46	49
Net investment income	27	28	58	38
Net gains (losses) on investments and derivatives	(13)	(29)	(12)	(73)
Total Corporate and Other	37	24	92	14

Intersegment eliminations (1)	(35)	(38)	(68)	(79)
Consolidated revenues	$13,979	$12,219	$27,765	$24,555
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.

14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 4	Investments

Portfolio composition
($ in millions)	June 30, 2023	December 31, 2022
Fixed income securities, at fair value	$45,550	$42,485
Equity securities, at fair value	2,290	4,567
Mortgage loans, net	823	762
Limited partnership interests	8,150	8,114
Short-term investments, at fair value	5,137	4,173
Other investments, net	1,718	1,728
Total	$63,668	$61,829

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
June 30, 2023
U.S. government and agencies	$7,957	$3	$(231)	$7,729
Municipal	7,069	34	(263)	6,840
Corporate	30,801	63	(1,910)	28,954
Foreign government	1,075	—	(31)	1,044
ABS	1,002	3	(22)	983
Total fixed income securities	$47,904	$103	$(2,457)	$45,550

December 31, 2022
U.S. government and agencies	$8,123	$6	$(231)	$7,898
Municipal	6,500	36	(326)	6,210
Corporate	28,562	46	(2,345)	26,263
Foreign government	997	—	(40)	957
ABS	1,188	4	(35)	1,157
Total fixed income securities	$45,370	$92	$(2,977)	$42,485

Scheduled maturities for fixed income securities
($ in millions)	June 30, 2023		December 31, 2022
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$3,694	$3,626	$2,870	$2,836
Due after one year through five years	24,428	23,235	26,546	25,217
Due after five years through ten years	12,231	11,401	11,035	9,870
Due after ten years	6,549	6,305	3,731	3,405
	46,902	44,567	44,182	41,328
ABS	1,002	983	1,188	1,157
Total	$47,904	$45,550	$45,370	$42,485
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Fixed income securities	$422	$299	$812	$566
Equity securities	21	34	32	70
Mortgage loans	8	9	16	17
Limited partnership interests	122	224	256	516
Short-term investments	69	10	135	12
Other investments	39	42	80	82
Investment income, before expense	681	618	1,331	1,263
Investment expense	(71)	(56)	(146)	(107)
Net investment income	$610	$562	$1,185	$1,156
Second Quarter 2023 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Net gains (losses) on investments and derivatives by asset type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Fixed income securities	$(132)	$(326)	$(268)	$(478)
Equity securities	21	(636)	188	(983)
Mortgage loans	(3)	—	(3)	(1)
Limited partnership interests	(15)	(74)	7	(175)
Derivatives	(7)	272	(59)	590
Other investments	(15)	31	(2)	47
Net gains (losses) on investments and derivatives	$(151)	$(733)	$(137)	$(1,000)

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales	$(130)	$(303)	$(250)	$(430)
Credit losses	(37)	(13)	(49)	(24)
Valuation change of equity investments (1)	23	(689)	221	(1,136)
Valuation change and settlements of derivatives	(7)	272	(59)	590
Net gains (losses) on investments and derivatives	$(151)	$(733)	$(137)	$(1,000)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gross realized gains	$28	$27	$74	$93
Gross realized losses	(153)	(349)	(326)	(567)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Equity securities	$19	$(511)	$66	$(600)
Limited partnership interests carried at fair value	32	6	48	44
Total	$51	$(505)	$114	$(556)

Credit losses recognized in net income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Assets
Fixed income securities:
Corporate	$(7)	$(4)	$(16)	$(4)
Total fixed income securities	(7)	(4)	(16)	(4)
Mortgage loans	(3)	—	(3)	(1)
Limited partnership interests	(16)	(3)	(16)	(3)
Other investments
Bank loans	(11)	(6)	(14)	(16)
Total credit losses by asset type	$(37)	$(13)	$(49)	$(24)

Liabilities
Commitments to fund commercial mortgage loans and bank loans	—	—	—	—
Total	$(37)	$(13)	$(49)	$(24)
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2023		Gains	Losses
Fixed income securities	$45,550	$103	$(2,457)	$(2,354)
Short-term investments	5,137	—	(1)	(1)
Derivative instruments	—	—	(2)	(2)
Limited partnership interests (1)				—
Unrealized net capital gains and losses, pre-tax				(2,357)
Reclassification of noncontrolling interest				19
Deferred income taxes				493
Unrealized net capital gains and losses, after-tax				$(1,845)

December 31, 2022
Fixed income securities	$42,485	$92	$(2,977)	$(2,885)
Short-term investments	4,173	—	(1)	(1)
Derivative instruments	—	—	(3)	(3)
Limited partnership interests (1)				2
Unrealized net capital gains and losses, pre-tax				(2,887)
Reclassification of noncontrolling interest				23
Deferred income taxes				609
Unrealized net capital gains and losses, after-tax				$(2,255)
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of the equity method of accounting (“EMA”) limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.

Change in unrealized net capital gains (losses)
($ in millions)	Six months ended June 30, 2023
Fixed income securities	$531
Short-term investments	—
Derivative instruments	1
Limited partnership interests	(2)
Total	530
Reclassification of noncontrolling interest	(4)
Deferred income taxes	(116)
Increase in unrealized net capital gains and losses, after-tax	$410

Carrying value for limited partnership interests
($ in millions)	June 30, 2023			December 31, 2022
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$5,722	$1,200	$6,922	$5,372	$1,217	$6,589
Real estate	1,036	28	1,064	1,013	29	1,042
Other (1)	164	—	164	483	—	483
Total	$6,922	$1,228	$8,150	$6,868	$1,246	$8,114
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of June 30, 2023 and December 31, 2022, the fair value of short-term investments totaled $5.14 billion and $4.17 billion, respectively.
Second Quarter 2023 Form 10-Q 17

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

Other investments by asset type
($ in millions)	June 30, 2023	December 31, 2022
Bank loans, net	$667	$686
Real estate	825	813
Policy loans	121	120
Derivatives	—	1
Other	105	108
Total	$1,718	$1,728
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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $435 million and $389 million as of June 30, 2023 and December 31, 2022, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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
18 www.allstate.com

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

Rollforward of credit loss allowance for fixed income securities
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Beginning balance	$(22)	$(6)	$(13)	$(6)
Credit losses on securities for which credit losses not previously reported	(4)	—	(4)	—
Net increases related to credit losses previously reported	(3)	(4)	(12)	(4)
Reduction of allowance related to sales	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$(29)	$(10)	$(29)	$(10)

Components of credit loss allowance as of June 30
Corporate bonds			$(27)	$(10)
ABS			(2)	—
Total			$(29)	$(10)

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2023
Fixed income securities
U.S. government and agencies	111	$4,297	$(99)	107	$2,971	$(132)	$(231)
Municipal	1,432	2,543	(35)	1,857	2,391	(228)	(263)
Corporate	926	9,291	(261)	2,028	16,295	(1,649)	(1,910)
Foreign government	41	671	(10)	87	333	(21)	(31)
ABS	94	82	(3)	173	747	(19)	(22)
Total fixed income securities	2,604	$16,884	$(408)	4,252	$22,737	$(2,049)	$(2,457)
Investment grade fixed income securities	2,486	$16,370	$(388)	3,827	$19,841	$(1,678)	$(2,066)
Below investment grade fixed income securities	118	514	(20)	425	2,896	(371)	(391)
Total fixed income securities	2,604	$16,884	$(408)	4,252	$22,737	$(2,049)	$(2,457)

December 31, 2022
Fixed income securities
U.S. government and agencies	112	$4,900	$(138)	75	$2,393	$(93)	$(231)
Municipal	3,015	3,944	(215)	507	740	(111)	(326)
Corporate	2,085	18,072	(1,389)	845	6,105	(956)	(2,345)
Foreign government	74	739	(22)	42	200	(18)	(40)
ABS	194	874	(27)	83	109	(8)	(35)
Total fixed income securities	5,480	$28,529	$(1,791)	1,552	$9,547	$(1,186)	$(2,977)
Investment grade fixed income securities	4,959	$25,487	$(1,409)	1,437	$8,791	$(1,009)	$(2,418)
Below investment grade fixed income securities	521	3,042	(382)	115	756	(177)	(559)
Total fixed income securities	5,480	$28,529	$(1,791)	1,552	$9,547	$(1,186)	$(2,977)
Second Quarter 2023 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses by unrealized loss position and credit quality as of June 30, 2023
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(1,884)	$(300)	$(2,184)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(182)	(91)	(273)
Total unrealized losses	$(2,066)	$(391)	$(2,457)
(1)Below investment grade fixed income securities include $19 million that have been in an unrealized loss position for less than twelve months.
(2)Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.
(3)Below investment grade fixed income securities include $90 million that have been in an unrealized loss position for a period of twelve or more consecutive months.
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
As of June 30, 2023, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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

Accrued interest
($ in millions)	June 30,	December 31,
	2023	2022
Mortgage loans	$3	$3
Bank Loans	4	3
20 www.allstate.com

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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	June 30, 2023							December 31, 2022
($ in millions)	2018 and prior	2019	2020	2021	2022	Current	Total	Total
Below 1.0	$—	$—	$—	$—	$18	$—	$18	$18
1.0 - 1.25	23	—	10	12	—	—	45	42
1.26 - 1.50	41	65	—	—	20	48	174	151
Above 1.50	82	172	42	185	64	51	596	558
Amortized cost before allowance	$146	$237	$52	$197	$102	$99	$833	$769
Allowance							(10)	(7)
Amortized cost, net							$823	$762
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to situations where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating factors such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of June 30, 2023 and December 31, 2022.

Rollforward of credit loss allowance for mortgage loans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Beginning balance	$(7)	$(7)	$(7)	$(6)
Net increases related to credit losses	(3)	—	(3)	(1)
Write-offs	—	—	—	—
Ending balance	$(10)	$(7)	$(10)	$(7)
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
Second Quarter 2023 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Bank loans amortized cost by credit rating and year of origination
	June 30, 2023							December 31, 2022
($ in millions)	2018 and prior	2019	2020	2021	2022	Current	Total	Total
NAIC 2 / BBB	$4	$6	$4	$42	$5	$2	$63	$54
NAIC 3 / BB	—	4	1	150	15	49	219	266
NAIC 4 / B	15	17	15	202	37	60	346	329
NAIC 5-6/ CCC and below	38	30	2	22	7	2	101	94
Amortized cost before allowance	$57	$57	$22	$416	$64	$113	$729	$743
Allowance							(62)	(57)
Amortized cost, net							$667	$686

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning balance	$(52)	$(68)	$(57)	$(61)
Net increases related to credit losses	(11)	(6)	(14)	(16)
Reduction of allowance related to sales	1	18	6	21
Write-offs	—	—	3	—
Ending balance	$(62)	$(56)	$(62)	$(56)

Note 5	Fair Value of Assets and Liabilities
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
22 www.allstate.com

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
Second Quarter 2023 Form 10-Q 23

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
Assets measured at fair value on a non-recurring basis
Comprise long-lived assets to be disposed of by sale, including real estate, that are written down to fair value less costs to sell and bank loans written down to fair value in connection with recognizing other-than-temporary impairments.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of June 30, 2023, the Company has commitments to invest $197 million in these limited partnership interests.
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	June 30, 2023
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$7,716	$13	$—		$7,729
Municipal	—	6,828	12		6,840
Corporate - public	—	21,213	26		21,239
Corporate - privately placed	—	7,655	60		7,715
Foreign government	—	1,044	—		1,044
ABS	—	949	34		983
Total fixed income securities	7,716	37,702	132		45,550
Equity securities	1,777	132	381		2,290
Short-term investments	1,155	3,976	6		5,137
Other investments	—	10	2	$(10)	2
Other assets	2	—	104		106
Total recurring basis assets	10,650	41,820	625	(10)	53,085
Non-recurring basis	—	—	2		2
Total assets at fair value	$10,650	$41,820	$627	$(10)	$53,087
% of total assets at fair value	20.0%	78.8%	1.2%	—%	100.0%

Investments reported at NAV					1,228
Total					$54,315
Liabilities
Other liabilities	$(6)	$(21)	$—	$18	$(9)
Total recurring basis liabilities	(6)	(21)	—	18	(9)
Total liabilities at fair value	$(6)	$(21)	$—	$18	$(9)
% of total liabilities at fair value	66.7%	233.3%	—%	(200.0)%	100.0%
Second Quarter 2023 Form 10-Q 25

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
As of June 30, 2023 and December 31, 2022, Level 3 fair value measurements of fixed income securities total $132 million and $173 million, respectively, and include $27 million and $70 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $11 million and $21 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. As the Company does not develop the Level 3 fair value unobservable inputs for these fixed income securities, they are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2023
	Balance as of March 31, 2023	Total gains (losses) included in:		Transfers						Balance as of June 30, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$3	$(1)	$—	$—	$—	$(6)	$—	$(1)	$12
Corporate - public	29	—	—	—	—	—	(3)	—	—	26
Corporate - privately placed	49	(7)	1	16	—	1	—	—	—	60
ABS	27	—	—	—	—	7	—	—	—	34
Total fixed income securities	122	(4)	—	16	—	8	(9)	—	(1)	132
Equity securities	358	7	—	—	—	28	(12)	—	—	381
Short-term investments	6	—	—	—	—	—	—	—	—	6
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	112	(8)	—	—	—	—	—	—	—	104
Total recurring Level 3 assets	$600	$(5)	$—	$16	$—	$36	$(21)	$—	$(1)	$625

Rollforward of Level 3 assets and liabilities held at fair value during the six month period ended June 30, 2023
	Balance as of December 31, 2022	Total gains (losses) included in:		Transfers						Balance as of June 30, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$21	$3	$(1)	$—	$—	$—	$(9)	$—	$(2)	$12
Corporate - public	69	(1)	2	—	—	—	(44)	—	—	26
Corporate - privately placed	55	(11)	1	16	—	1	(2)	—	—	60
ABS	28	—	—	—	—	7	—	—	(1)	34
Total fixed income securities	173	(9)	2	16	—	8	(55)	—	(3)	132
Equity securities	333	7	—	—	—	70	(29)	—	—	381
Short-term investments	6	—	—	—	—	—	—	—	—	6
Other investments	3	(1)	—	—	—	—	—	—	—	2
Other assets	103	1	—	—	—	—	—	—	—	104
Total recurring Level 3 assets	$618	$(2)	$2	$16	$—	$78	$(84)	$—	$(3)	$625
Second Quarter 2023 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2022
	Balance as of March 31, 2022	Total gains (losses) included in:		Transfers						Balance as of June 30, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$—	$1	$—	$—	$1	$—	$—	$(1)	$18
Corporate - public	49	—	(1)	—	(35)	71	(5)	—	(2)	77
Corporate - privately placed	130	19	(3)	—	(51)	2	(24)	—	—	73
ABS	19	—	—	—	—	—	—	—	(1)	18
Total fixed income securities	215	19	(3)	—	(86)	74	(29)	—	(4)	186
Equity securities	373	4	—	—	—	—	(5)	—	—	372
Short-term investments	11	—	—	—	—	17	—	—	(20)	8
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	77	31	—	—	—	—	—	—	—	108
Total recurring Level 3 assets	$678	$54	$(3)	$—	$(86)	$91	$(34)	$—	$(24)	$676

Rollforward of Level 3 assets and liabilities held at fair value during the six month period ended June 30, 2022
	Balance as of December 31, 2021	Total gains (losses) included in:		Transfers						Balance as of June 30, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$1	$—	$—	$1	$—	$—	$(2)	$18
Corporate - public	20	—	(3)	—	—	71	(9)	—	(2)	77
Corporate - privately placed	66	19	(2)	—	—	14	(24)	—	—	73
ABS	40	1	—	—	(28)	7	—	—	(2)	18
Total fixed income securities	144	20	(4)	—	(28)	93	(33)	—	(6)	186
Equity securities	349	29	—	—	—	2	(8)	—	—	372
Short-term investments	5	—	—	—	—	23	—	—	(20)	8
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	65	43	—	—	—	—	—	—	—	108
Total recurring Level 3 assets	$565	$92	$(4)	$—	$(28)	$118	$(41)	$—	$(26)	$676

Total Level 3 gains (losses) included in net income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Net investment income	$3	$4	$(2)	$13
Net gains (losses) on investments and derivatives	(8)	50	—	79
Transfers into Level 3 during the three and six months ended June 30, 2023 included situations where securities were written down utilizing an internal price where the inputs have not been corroborated to be market observable resulting in the securities being classified as Level 3. There were no transfers into Level 3 during the three and six months ended June 30, 2022.
There were no transfers out of Level 3 during the three and six months ended June 30, 2023. Transfers out of Level 3 during the three and six months ended June 30, 2022 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of June 30,
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Assets
Fixed income securities:
Corporate - privately placed	$(7)	$—	$(11)	$—
Total fixed income securities	(7)	—	(11)	—
Equity securities	7	4	6	29
Other investments	—	—	(1)	—
Other assets	(8)	31	1	44
Total recurring Level 3 assets	$(8)	$35	$(5)	$73
Total included in net income	$(8)	$35	$(5)	$73

Components of net income
Net investment income	$3	$4	$(2)	$13
Net gains (losses) on investments and derivatives	(11)	31	(3)	60
Total included in net income	$(8)	$35	$(5)	$73

Assets
Municipal	$—	$1	$—	$1
Corporate - public	—	(1)	1	(3)
Corporate - privately placed	1	(3)	1	(2)
Changes in unrealized net capital gains and losses reported in OCI	$1	$(3)	$2	$(4)

Financial instruments not carried at fair value
($ in millions)		June 30, 2023		December 31, 2022
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$823	$750	$762	$700
Bank loans	Level 3	667	686	686	686

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$47	$47	$50	$50
Debt	Level 2	7,949	7,465	7,964	7,449
Liability for collateral	Level 2	1,791	1,791	2,011	2,011
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 6	Derivative Financial Instruments
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
Second Quarter 2023 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

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
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of June 30, 2023
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	6,642	$—	$—	$—
Equity and index contracts
Futures	Other assets	n/a	1,956	2	2	—
Contingent consideration	Other assets	$250	n/a	104	104	—
Total asset derivatives		$250	8,598	$106	$106	$—

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	13,862	$(2)	$—	$(2)
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	1,476	(4)	—	(4)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$669	n/a	(9)	9	(18)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	104	n/a	(2)	1	(3)
Total liability derivatives		773	15,338	(17)	$10	$(27)
Total derivatives		$1,023	23,936	$89
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
Second Quarter 2023 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2023
Asset derivatives	$10	$(10)	$—	$—	$—	$—
Liability derivatives	(20)	10	8	(2)	—	(2)

December 31, 2022
Asset derivatives	$23	$(22)	$—	$1	$—	$1
Liability derivatives	(22)	22	(1)	(1)	—	(1)
(1)All OTC derivatives are subject to enforceable master netting agreements.

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2023
Interest rate contracts	$18	$—	$18
Equity and index contracts	(20)	10	(10)
Contingent consideration	—	(8)	(8)
Foreign currency contracts	(4)	—	(4)
Credit default contracts	(1)	—	(1)
Total	$(7)	$2	$(5)

Six months ended June 30, 2023
Interest rate contracts	$(17)	$—	$(17)
Equity and index contracts	(16)	18	2
Contingent consideration	—	1	1
Foreign currency contracts	(11)	—	(11)
Credit default contracts	(15)	—	(15)
Total	$(59)	$19	$(40)

Three months ended June 30, 2022
Interest rate contracts	$158	$—	$158
Equity and index contracts	53	(34)	19
Contingent consideration	—	31	31
Foreign currency contracts	37	(2)	35
Credit default contracts	24	—	24
Total	$272	$(5)	$267

Six months ended June 30, 2022
Interest rate contracts	$474	$—	$474
Equity and index contracts	56	(47)	9
Contingent consideration	—	43	43
Foreign currency contracts	44	(2)	42
Credit default contracts	16	—	16
Total	$590	$(6)	$584
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

OTC cash and securities collateral pledged
($ in millions)	June 30, 2023
Pledged by the Company	$11
Pledged to the Company (1)	3
(1)$11 million of collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	June 30, 2023				December 31, 2022
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$199	$2	$—	1	$128	$5	$—
A	—	—	—	—	1	192	7	—
Total	1	$199	$2	$—	2	$320	$12	$—
(1)    Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)    Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	June 30, 2023
Pledged by the Company	$146
Received by the Company	—
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

($ in millions)	June 30, 2023	December 31, 2022
Gross liability fair value of contracts containing credit-risk-contingent features	$20	$21
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(8)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(11)	(10)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$—

Note 7	Variable Interest Entities
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
The Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges. In addition, as of June 30, 2023 and December 31, 2022, the Company holds interests of $123 million in the form of surplus notes included in other liabilities and expenses on the Statement of Assets and Liabilities of the Reciprocal Exchanges that
Second Quarter 2023 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

provide capital to the Reciprocal Exchanges and would absorb any expected losses. The Company is therefore the primary beneficiary. In addition, the Company provides quota share reinsurance on the property business of the Reciprocal Exchanges.
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company.
The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $57 million and $114 million of earned premiums for the three and six months ended June 30, 2023, respectively, compared to $41 million and $83 million for the three and six months ended June 30, 2022, respectively.
Total costs and expenses were $85 million and $144 million for the three and six months ended June 30, 2023, respectively, compared to $55 million and $113 million for the three and six months ended June 30, 2022, respectively.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	June 30, 2023	December 31, 2022
Assets
Fixed income securities	$269	$302
Short-term investments	18	13
Deferred policy acquisition costs	17	15
Premium installment and other receivables, net	42	43
Reinsurance recoverables, net	83	97
Other assets	27	90
Total assets	456	560
Liabilities
Reserve for property and casualty insurance claims and claims expense	194	209
Unearned premiums	132	171
Other liabilities and expenses	280	311
Total liabilities	$606	$691

Note 8	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
Generally, the initial reserves for a new accident year are established based on claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using different actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, driving behaviors, miles driven or other factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors, the effectiveness and efficiency of claim settlements and changes in mix of claim types. When changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves. The Company’s reserving process incorporates changes in loss patterns, operational statistics and changes in claims reporting processes to determine its best estimate of recorded reserves.
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
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Six months ended June 30,
($ in millions)	2023	2022
Balance as of January 1	$37,541	$33,060
Less recoverables (1)	(9,176)	(9,479)
Net balance as of January 1	28,365	23,581
Incurred claims and claims expense related to:
Current year	21,856	16,585
Prior years	197	604
Total incurred	22,053	17,189
Claims and claims expense paid related to:
Current year	(9,094)	(7,753)
Prior years	(9,523)	(7,691)
Total paid	(18,617)	(15,444)
Net balance as of June 30	31,801	25,326
Plus recoverables	8,730	8,950
Balance as of June 30	$40,531	$34,276
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $4.39 billion and $1.57 billion in the six months ended June 30, 2023 and 2022, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
Second Quarter 2023 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended June 30,
Auto	$116	$275	$(19)	$(38)	$97	$237
Homeowners	41	50	53	85	94	135
Other personal lines	8	(5)	(5)	3	3	(2)
Commercial lines	6	91	2	1	8	92
Other business lines	10	(3)	—	—	10	(3)
Run-off Property-Liability	1	3	—	—	1	3
Protection Services	(1)	(3)	—	—	(1)	(3)
Total prior year reserve reestimates	$181	$408	$31	$51	$212	$459

Six months ended June 30,
Auto	$119	$426	$(47)	$(47)	$72	$379
Homeowners	29	54	45	74	74	128
Other personal lines	18	(16)	(12)	7	6	(9)
Commercial lines	29	111	3	—	32	111
Other business lines	11	(10)	—	4	11	(6)
Run-off Property-Liability	3	4	—	—	3	4
Protection Services	(1)	(3)	—	—	(1)	(3)
Total prior year reserve reestimates	$208	$566	$(11)	$38	$197	$604
(1)Favorable reserve reestimates are shown in parentheses.
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 9	Reserve for Future Policy Benefits and Contractholder Funds

Rollforward of reserve for future policy benefits (1)
	Six months ended June 30,
	Accident and health		Traditional life		Total
($ in millions)	2023	2022	2023	2022	2023	2022
Present value of expected net premiums
Beginning balance	$1,464	$1,785	$238	$254	$1,702	$2,039
Beginning balance at original discount rate	1,549	1,604	246	215	1,795	1,819
Effect of changes in cash flow assumptions	—	—	(12)	—	(12)	—
Effect of actual variances from expected experience	(26)	(61)	19	20	(7)	(41)
Adjusted beginning balance	1,523	1,543	253	235	1,776	1,778
Issuances	259	243	18	5	277	248
Interest accrual	25	24	5	4	30	28
Net premiums collected	(186)	(199)	(25)	(21)	(211)	(220)
Lapses and withdrawals	—	—	—	—	—	—
Ending balance at original discount rate	1,621	1,611	251	223	1,872	1,834
Effect of changes in discount rate assumptions	(68)	(29)	(7)	4	(75)	(25)
Ending balance	1,553	1,582	244	227	1,797	1,809

Present value of expected future policy benefits
Beginning balance	2,229	2,796	524	673	2,753	3,469
Beginning balance at original discount rate	2,316	2,426	534	511	2,850	2,937
Effect of changes in cash flow assumptions	—	—	(12)	—	(12)	—
Effect of actual variances from expected experience	(30)	(63)	20	(7)	(10)	(70)
Adjusted beginning balance	2,286	2,363	542	504	2,828	2,867
Issuances	256	242	18	5	274	247
Interest accrual	47	37	12	11	59	48
Benefit payments	(199)	(218)	(26)	11	(225)	(207)
Lapses and withdrawals	—	—	—	—	—	—
Ending balance at original discount rate	2,390	2,424	546	531	2,936	2,955
Effect of changes in discount rate assumptions	(64)	9	(7)	30	(71)	39
Ending balance	$2,326	$2,433	$539	$561	$2,865	$2,994

Net reserve for future policy benefits (1)	$773	$851	$295	$334	$1,068	$1,185
Less: reinsurance recoverables	84	127	2	2	86	129
Net reserve for future policy benefits, after reinsurance recoverables	$689	$724	$293	$332	$982	$1,056
(1)Excludes $271 million and $281 million of reserves related to short-duration and other contracts as of June 30, 2023 and 2022, respectively.

Revenue and interest recognized in the condensed consolidated statements of operations
($ in millions)	Six months ended June 30,
	2023	2022
Revenues (1)
Accident and health	$446	$494
Traditional life	50	44
Total	$496	$538

Interest expense (2)
Accident and health	$22	$13
Traditional life	7	7
Total	$29	$20
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

Second Quarter 2023 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts.

	As of June 30,
	2023		2022
($ in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Accident and health
Expected future gross premiums	$5,020	$3,602	$5,133	$3,833
Expected future benefits and expenses	3,350	2,326	3,416	2,433
Traditional life
Expected future gross premiums	696	489	636	457
Expected future benefits and expenses	1,008	539	956	561

Key assumptions used in calculating the reserve for future policy benefits
	As of June 30,
	Accident and health		Traditional life
	2023	2022	2023	2022
Weighted-average duration (in years)	3.9	4.0	14.0	13.0
Weighted-average interest rates
Interest accretion rate (discount rate at contract issuance)	5.08%	5.46%	5.46%	5.67%
Current discount rate (upper-medium grade fixed income yield)	4.79	3.66	5.14	4.55
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
The following table summarizes the ratio of actual to expected lapses used in the determination of the reserve for future policy benefits.

	As of June 30,
	Accident and health		Traditional life
	2023	2022	2023	2022
Actual to expected lapses	102%	104%	93%	91%
Contractholder funds

Contractholder funds activity
	Six months ended June 30,
($ in millions)	2023	2022
Beginning balance	$879	$890
Deposits	66	69
Interest credited	17	17
Benefits	(6)	(11)
Surrenders and partial withdrawals	(10)	(11)
Contract charges	(60)	(58)
Other adjustments	(5)	(4)
Ending balance	$881	$892

Components of contractholder funds
Interest-sensitive life insurance	$833	$839
Fixed annuities	48	53
Total	$881	$892

Weighted-average crediting rate	4.27%	4.28%
Net amount at risk (1)	$11,640	$11,934
Cash surrender value	$725	$727
(1)Guaranteed benefit amounts in excess of the current account balances.
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Account values: comparison of current crediting rate to guaranteed minimum crediting rate (1)
($ in millions) Range of guaranteed minimum crediting rates	At guaranteed minimum	1-50 basis points above	Total
June 30, 2023
Less than 3.00%	$—	$—	$—
3.00% - 3.49%	—	23	23
3.50% - 3.99%	11	—	11
4.00% - 4.49%	433	—	433
4.50% - 4.99%	265	—	265
5.00% or greater	69	—	69
Non-account balances (2)			80
Total	$778	$23	$881

June 30, 2022
Less than 3.00%	$—	$—	$—
3.00% - 3.49%	—	10	10
3.50% - 3.99%	12	—	12
4.00% - 4.49%	437	—	437
4.50% - 4.99%	270	—	270
5.00% or greater	71	—	71
Non-account balances (2)			92
Total	$790	$10	$892
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
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Property and casualty insurance premiums earned	$(495)	$(456)	$(941)	$(883)
Accident and health insurance premiums and contract charges	(10)	(8)	(19)	(16)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Property and casualty insurance claims and claims expense (1)	$60	$(406)	$(260)	$(515)
Accident, health and other policy benefits	(17)	(10)	(25)	(17)
(1)Includes approximately $37 million of ceded losses related to the Nationwide Reinsurance Program for the six months ended June 30, 2023.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	June 30, 2023	December 31, 2022
Property and casualty
Paid and due from reinsurers and indemnitors	$259	$291
Unpaid losses estimated (including IBNR)	8,730	9,176
Total property and casualty	$8,989	$9,467

Accident and health insurance	162	152
Total	$9,151	$9,619
Second Quarter 2023 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Property and casualty (1) (2)
Beginning balance	$(61)	$(66)	$(62)	$(66)
Decrease in the provision for credit losses	—	—	1	—
Write-offs	—	—	—	—
Ending balance	$(61)	$(66)	$(61)	$(66)

Accident and health insurance
Beginning balance	$(3)	$(8)	$(3)	$(8)
Increase in the provision for credit losses	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$(3)	$(8)	$(3)	$(8)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Note 11	Deferred Policy Acquisition Costs

Deferred policy acquisition costs activity
($ in millions)	Accident and health	Traditional life	Interest-sensitive life	Total
Six months ended June 30, 2023
Accident and health insurance
Long-duration contracts
Beginning balance	$322	$79	$101	$502
Acquisition costs deferred	25	13	7	45
Amortization charged to income	(16)	(7)	(7)	(30)
Experience adjustment	(13)	—	(1)	(14)
Total	$318	$85	$100	503
Short-duration contracts				27
Property and casualty				5,077
Ending balance				$5,607

Six months ended June 30, 2022
Accident and health insurance
Long-duration contracts
Beginning balance	$339	$47	$90	$476
Acquisition costs deferred	20	22	16	58
Amortization charged to income	(11)	(5)	(7)	(23)
Experience adjustment	(21)	(1)	(1)	(23)
Total	$327	$63	$98	488
Short-duration contracts				23
Property and casualty				4,538
Ending balance				$5,049
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 12	Capital Structure
Repayment of debt On March 29, 2023, the Company repaid, at maturity, $250 million of Floating Rate Senior Notes that bear interest at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 0.63% per year. On June 15, 2023, the Company repaid, at maturity, $500 million of 3.15% Senior Notes.
Issuance of debt On March 31, 2023, the Company issued $750 million of 5.250% Senior Notes due 2033. Interest on the Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year, beginning on September 30, 2023. The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The net proceeds of this issuance were used to repay the $500 million senior debt maturity and for general corporate purposes.
Redemption of preferred stock On April 17, 2023, the Company redeemed all 23,000 shares of Fixed Rate Noncumulative Preferred Stock, Series G, par value $1.00 per share and liquidation preference amount of $25,000 per share, and the corresponding depositary shares for a total redemption payment of $575 million. The Company recognized $18 million of original issuance costs in preferred stock dividends on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Shareholders’ Equity.
Issuance of preferred stock On May 18, 2023, the Company issued 24,000 shares of Fixed Rate Noncumulative Preferred Stock, Series J, par value $1.00 per share and liquidation preference amount of $25,000 per share, and the corresponding depositary shares for gross proceeds of $600 million. The preferred stock is perpetual and has no maturity date. The preferred stock is redeemable at the Company’s option in whole or in part, on or after July 15, 2028 at a redemption price of $25,000 per share, plus declared and unpaid dividends. Prior to July 15, 2028, the preferred stock is redeemable at the Company’s option, in whole but not in part, within 90 days after the occurrence of certain rating agency events at a redemption price equal to $25,500 per share, plus declared and unpaid dividends, or in whole but not in part, within 90 days after the occurrence of a regulatory capital event, at a redemption price equal to $25,000 per share, plus declared and unpaid dividends.
LIBOR-linked debt Interest on the 5.100% Subordinated Debentures is payable quarterly at the stated fixed annual rate to January 14, 2023, or any earlier redemption date, and then at an annual rate equal to the three-month LIBOR plus 3.165%. Interest on the 5.750% Subordinated Debentures is payable semi-annually at the stated fixed annual rate to August 14, 2023, or any earlier redemption date, and then quarterly at an annual rate equal to the three-month LIBOR plus 2.938%. The Company may elect to defer payment of interest on the Subordinated Debentures for one or more consecutive interest periods that do not exceed five years. During a deferral period, interest will continue to accrue on the
Subordinated Debentures at the then-applicable rate and deferred interest will compound on each interest payment date. If all deferred interest on the Subordinated Debentures is paid, the Company can again defer interest payments.
The administrator of LIBOR ceased the publication of the one week and two month U.S. dollar (“USD”) LIBOR settings since December 31, 2021, and the remaining USD LIBOR settings ceased following the LIBOR publication on June 30, 2023. The Subordinated Debentures allow for the use of an alternative methodology to determine the interest rate if LIBOR is no longer available. The Federal Reserve Board adopted a final rule that implemented the Adjustable Interest Rate (LIBOR) Act on December 16, 2022. This guidance impacts the alternative rate methodology utilized by the Subordinated Debentures.
Both Subordinated Debentures will replace the three-month LIBOR with the CME Term SOFR Reference Rate published for a three-month tenor plus a spread adjustment of 0.26161% effective for interest paid under the terms of each of the Subordinated Debentures after June 30, 2023, as shown in the table below.

Interest rates for LIBOR-linked debt
($ in millions)	5.100% Subordinated Debentures, due 2053	5.750% Subordinated Debentures, due 2053
Debt outstanding	$500	$800
Dividend accrual date (1)	July 15, 2023	August 15, 2023
Rate following commencement date	3-month SOFR + 3.165% + .26161%	3-month SOFR + 2.938% + .26161%
(1)First dividend accrual date following the last published three-month LIBOR rate on June 30, 2023.
Second Quarter 2023 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

Note 13	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $27 million and $1 million during the three months ended June 30, 2023 and 2022, respectively, and $54 million and $13 million during the six months ended June 30, 2023 and 2022, respectively.
Restructuring expenses during the second quarter and first six months of 2023 are primarily due to real estate costs related to facilities being vacated and employee costs related to global workforce enablement, including outsourcing various elements of operations. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2022	$27	$7	$34
Expense incurred	15	45	60
Adjustments to liability	—	(6)	(6)
Payments and non-cash charges	(25)	(45)	(70)
Restructuring liability as of June 30, 2023	$17	$1	$18
As of June 30, 2023, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $28 million for employee costs and $174 million for exit costs.

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
The aggregate liability balance related to all guarantees was not material as of June 30, 2023.
42 www.allstate.com

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
Second Quarter 2023 Form 10-Q 43

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $70 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Sims, et al. v. Allstate Fire and Casualty Insurance Company, et al. (W.D. Tex. filed June 2022); Thompson, et al. v. Allstate Insurance Company (Circuit Court of Cole Co., Mo. filed June 2022); Hill v. Allstate Vehicle and Property Insurance Company (Circuit Court of Cole Co., Mo. filed October 2022); Tabuga v. Allstate Vehicle and Property Insurance Company (D. Md. filed April 2023); and Shumway, et al. v. Allstate Vehicle and
44 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Property Insurance Company (D. Ariz. filed April 2023). No classes have been certified in any of these matters. The court granted preliminary approval of a class-wide settlement in the following cases: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio filed March 2020); Ferguson-Luke, et al. v. Allstate Property and Casualty Insurance Company (N.D. Ohio filed April 2020); Mitchell, et al. v. Allstate Vehicle and Property Insurance Company, et al. (S.D. Ala. filed August 2021). The court granted final approval of a class-wide settlement in Hester, et al. v. Allstate Vehicle and Property Insurance Company, et al. (St. Clair Co., Ill. filed June 2020) (as part of the class-wide settlement, the plaintiff and defendant in Thaxton v. Allstate Indemnity Company (Madison Co., Ill. filed July 2020) were added to the Hester complaint).
The Company is defending putative class actions pending in multiple states alleging that the Company underpays total loss vehicle physical damage claims on auto policies. The alleged systematic underpayments result from the following theories: (a) the third party valuation tool used by the Company as part of a comprehensive adjustment process is allegedly flawed, biased, or contrary to applicable law; and/or (b) the Company allegedly does not pay sales tax, title fees, registration fees, and/or other specified fees that are allegedly mandatory under policy language or state legal authority.
The following cases are currently pending against the Company: Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D.N.Y. filed December 2018); Durgin v. Allstate Property and Casualty Insurance Company (W.D. La. filed June 2019); Cotton v. Allstate Fire and Casualty Insurance Company (Cir. Ct. of Cook Co. Ill., Chancery Div. filed October 2020); Bass v. Imperial Fire and Casualty Insurance Company (W.D. La. filed February 2022); Cummings v. Allstate Property and Casualty Insurance Company (M.D. La. filed April 2022); Slaughter v. Esurance Property and Casualty Insurance Company (Cir. Ct. of Cook Co, Ill., Chancery Div. filed September 2022); Kanak v. Allstate Fire and Casualty Insurance Company (Cir. Ct. of Cook Co., Ill., Chancery Div. filed September 2022); Golla v. Allstate Insurance Company (Ct. of Common Pleas, Cuyahoga Co., Ohio filed June 2023); and Moore v. Esurance Property and Casualty Insurance Company (E.D. Mich. filed July 2023).
None of the courts in any of the pending matters has ruled on class certification.
Other proceedings The Company has pending an investigatory hearing before the California Insurance Commissioner concerning the private passenger automobile insurance rating practices of Allstate Insurance Company and Allstate Indemnity Company in California. The investigatory hearing is captioned: In the Matter of the Rating Practices of Allstate Insurance Company and Allstate Indemnity Company. Pursuant to the Notice of Hearing issued by the California Insurance Commissioner, the California Insurance
Commissioner is investigating: (1) whether Allstate has potentially violated California insurance law by using illegal price optimization; (2) how Allstate implemented any such potentially illegal price optimization in its private passenger auto insurance rates and/or class plans; and (3) how such potentially illegal price optimization impacted Allstate’s private passenger auto insurance policyholders. Fact discovery was completed in the investigatory hearing. Allstate and the California Department of Insurance have reached an agreement in principle to resolve the investigatory hearing. The May 22, 2023 hearing was continued. A new hearing date has not been set.
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
Plaintiffs further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification. The court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative and on September 12, 2018, the amended complaint was filed. A class was certified on March 26, 2019, vacated by the U.S. Court of Appeals for the Seventh Circuit on July 16, 2020 and remanded for further consideration by the district court. On December 21, 2020, the district court again granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. Defendants’ petition for permission to appeal this ruling was denied on January 28, 2021. Following the close of discovery, defendants moved for summary judgment on March 23, 2022. On July 26, 2022, the court entered its order granting summary judgment in part (as to plaintiffs’ claims relating to certain statements made in October 2014) and denying it as to the remainder of plaintiffs’ claims. On January 10, 2023, the parties filed a joint pre-trial order. A pre-trial conference has not occurred. Subsequently, on June 28, 2023, the parties reached an agreement in principle to settle the action, without
Second Quarter 2023 Form 10-Q 45

Notes to Condensed Consolidated Financial Statements

any admission of liability or wrongdoing. The settlement is subject to final approval by the District Court and any appeals therefrom.
The Company is continuing to defend two putative class actions in California federal court, Holland Hewitt v. Allstate Life Insurance Company (E.D. Cal. filed May 2020) and Farley v. Lincoln Benefit Life Company (E.D. Cal. filed Dec. 2020), following the sale of ALIC. On April 19, 2023, the court certified a class in Farley. This ruling is currently being challenged by the Company. There has been no ruling on plaintiff’s motion for class certification in Hewitt. In these cases, plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. Similar litigation is pending against other insurance carriers. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the statutes’ effective date. The Company asserts various defenses to plaintiffs’ claims and to class certification.

Note 15	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Pension benefits
Service cost	$32	$28	$65	$57
Interest cost	58	52	118	98
Expected return on plan assets	(79)	(100)	(156)	(210)
Amortization of prior service credit	—	(12)	—	(25)
Costs and expenses	11	(32)	27	(80)
Remeasurement of projected benefit obligation	(68)	(421)	55	(1,173)
Remeasurement of plan assets	30	699	(150)	1,228
Remeasurement (gains) losses	(38)	278	(95)	55
Pension net (benefit) cost	$(27)	$246	$(68)	$(25)

Postretirement benefits
Service cost	$—	$1	$—	$1
Interest cost	2	2	5	4
Amortization of prior service credit	(6)	(6)	(12)	(12)
Costs and expenses	(4)	(3)	(7)	(7)
Remeasurement of projected benefit obligation	(2)	(19)	2	(43)
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	(2)	(19)	2	(43)
Postretirement net benefit	$(6)	$(22)	$(5)	$(50)

Pension and postretirement benefits
Costs and expenses	$7	$(35)	$20	$(87)
Remeasurement (gains) losses	(40)	259	(93)	12
Total net (benefit) cost	$(33)	$224	$(73)	$(75)
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
46 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Pension and postretirement benefits remeasurement gains and losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$(73)	$(420)	$51	$(1,005)
Other assumptions	3	(20)	6	(211)
Remeasurement of plan assets (gains) losses	30	699	(150)	1,228
Remeasurement (gains) losses	$(40)	$259	$(93)	$12
Remeasurement gains for the second quarter of 2023 are primarily related to an increase in the liability discount rate, partially offset by unfavorable asset performance compared to expected return on plan assets. Remeasurement gains in the first six months of 2023 are primarily related to favorable asset performance compared to expected return on plan assets, partially offset by a decrease in the liability discount rate.
The weighted average discount rate used to measure the pension benefit obligation increased to 5.50% at June 30, 2023 compared to 5.33% at March 31,
2023 and decreased compared to 5.64% at December 31, 2022 resulting in gains for the second quarter and losses for the first six months of 2023.
For the second quarter of 2023, the actual return on plan assets was lower than the expected return due to lower fixed income valuations from higher market yields during the quarter partially offset by higher equity returns. For the first six months of 2023, the actual return on plan assets was higher than the expected return due to higher fixed income valuations from lower market yields and positive equity returns.

Note 16	Supplemental Cash Flow Information
Non-cash investing activities include $53 million and $51 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, real estate and limited partnerships for the six months ended June 30, 2023 and 2022, respectively. Non-cash investing activities include $15 million related to right-of-use real estate obtained in exchange for lease obligations and $51 million related to debt assumed by purchaser on sale of real estate for the six months ended June 30, 2023.
Non-cash financing activities include $37 million and $64 million related to the issuance of Allstate common shares for vested equity awards for the six months ended June 30, 2023 and 2022, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $66 million and $83 million for the six months ended June 30, 2023 and 2022, respectively. Non-cash operating activities include $6 million and $16 million related to right-of-use assets obtained in exchange for lease obligations for the six months ended June 30, 2023 and 2022, respectively.
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

($ in millions)	Six months ended June 30,
	2023	2022
Net change in proceeds managed
Net change in fixed income securities	$202	$(373)
Net change in short-term investments	18	(203)
Operating cash flow provided (used)	220	(576)
Net change in cash	—	(12)
Net change in proceeds managed	$220	$(588)

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of period	$(2,011)	$(1,444)
Liabilities for collateral, end of period	(1,791)	(2,032)
Operating cash flow (used) provided	$(220)	$588
Second Quarter 2023 Form 10-Q 47

Notes to Condensed Consolidated Financial Statements

Note 17	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(472)	$96	$(376)	$(1,773)	$376	$(1,397)
Less: reclassification adjustment of realized capital gains and losses	(131)	27	(104)	(320)	67	(253)
Unrealized net capital gains and losses	(341)	69	(272)	(1,453)	309	(1,144)
Unrealized foreign currency translation adjustments	36	(8)	28	(59)	12	(47)
Unamortized pension and other postretirement prior service credit (1)	(6)	1	(5)	(19)	4	(15)
Discount rate for reserve for future policy benefits	10	(2)	8	108	(23)	85
Other comprehensive (loss) income	$(301)	$60	$(241)	$(1,423)	$302	$(1,121)

	Six months ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$257	$(60)	$197	$(3,922)	$834	$(3,088)
Less: reclassification adjustment of realized capital gains and losses	(269)	56	(213)	(443)	93	(350)
Unrealized net capital gains and losses	526	(116)	410	(3,479)	741	(2,738)
Unrealized foreign currency translation adjustments	99	(21)	78	(59)	12	(47)
Unamortized pension and other postretirement prior service credit (1)	(12)	3	(9)	(38)	8	(30)
Discount rate for reserve for future policy benefits	(1)	—	(1)	228	(48)	180
Other comprehensive (loss) income	$612	$(134)	$478	$(3,348)	$713	$(2,635)
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
48 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Allstate Corporation
Northbrook, Illinois 60062
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2023, the related condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and six month periods ended June 30, 2023 and 2022, and of cash flows for the six month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 1, 2023
Second Quarter 2023 Form 10-Q 49

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
Macroeconomic Impacts
The Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”) and subsequent U.S. government fiscal and monetary policies, banking system instability and the Russia/Ukraine conflict have and may continue to affect economic activity through longer-term impacts such as supply chain disruptions, labor shortages and other macroeconomic factors that have increased inflation and affected our operations. These factors may continue to significantly affect results of operations, financial condition and liquidity. The impact from the pandemic and the ongoing effects should be considered when comparing the current period to prior periods.
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
This is not inclusive of all potential impacts and should not be treated as such. Within the MD&A, we have included further disclosures related to macroeconomic impacts on our 2023 results.

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

50 www.allstate.com

Highlights

Consolidated net income (loss) applicable to common shareholders
($ in millions)

Q1	Q2

Consolidated net loss applicable to common shareholders was $1.39 billion and $1.74 billion in the second quarter and first six months of 2023, respectively, compared to a loss of $1.04 billion and $406 million in the second quarter and first six months of 2022, respectively, primarily due to higher catastrophe losses and higher incurred losses driven by severity and frequency, partially offset by increased Property-Liability premiums earned and gains on equity valuations in 2023 compared to losses in 2022.

For the six months ended June 30, 2023, return on Allstate common shareholders’ equity was (17.2)%.

Total revenue
($ in millions)

Total revenues increased 14.4% to $13.98 billion and increased 13.1% to $27.77 billion in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022 due to an increase of 9.8% and 10.3% in property and casualty insurance premiums earned in the second quarter and first six months of 2023, respectively, compared to the second quarter and first six months of 2022 and net gains on equity valuations in 2023 compared to losses in 2022.

Net investment income
($ in millions)

Net investment income increased $48 million to $610 million in the second quarter of 2023 and increased $29 million to $1.19 billion in the first six months of 2023 compared to the same periods of 2022, primarily due to higher market-based income reflecting higher fixed income portfolio yields and investment balances, partially offset by lower performance-based investment results, mainly from limited partnerships.

Second Quarter 2023 Form 10-Q 51

Financial highlights
Investments totaled $63.67 billion as of June 30, 2023, increasing from $61.83 billion as of December 31, 2022.
Allstate shareholders’ equity was $15.52 billion as of June 30, 2023, decreasing from $17.49 billion as of December 31, 2022, primarily due to a net loss, dividends paid to shareholders and common share repurchases, partially offset by lower unrealized net capital losses on investments.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $51.29, a decrease of 22.2% from $65.96 as of June 30, 2022, and a decrease of 11.8% from $58.12 as of December 31, 2022.

Return on average Allstate common shareholders’ equity For the twelve months ended June 30, 2023, return on Allstate common shareholders’ equity was (17.2)%, a decrease of 21.4 points from 4.2% for the twelve months ended June 30, 2022. The decrease was primarily due to a net loss applicable to common shareholders for the trailing twelve-month period ending June 30, 2023 and a decrease in average Allstate common shareholders’ equity.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement gains of $40 million in the second quarter primarily related to an increase in the liability discount rate, partially offset by unfavorable asset performance compared to expected return on plan assets. We recorded gains of $93 million in the first six months of 2023 primarily related to favorable asset performance compared to expected return on plan assets, partially offset by a decrease in the liability discount rate.
Summarized consolidated financial results

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Revenues
Property and casualty insurance premiums	$12,470	$11,362	$24,643	$22,343
Accident and health insurance premiums and contract charges	453	465	916	933
Other revenue	597	563	1,158	1,123
Net investment income	610	562	1,185	1,156
Net gains (losses) on investments and derivatives	(151)	(733)	(137)	(1,000)
Total revenues	13,979	12,219	27,765	24,555

Costs and expenses
Property and casualty insurance claims and claims expense	(11,727)	(9,367)	(22,053)	(17,189)
Accident, health and other policy benefits	(258)	(265)	(523)	(533)
Amortization of deferred policy acquisition costs	(1,789)	(1,618)	(3,533)	(3,226)
Operating, restructuring and interest expenses	(1,911)	(1,934)	(3,740)	(3,931)
Pension and other postretirement remeasurement gains (losses)	40	(259)	93	(12)
Amortization of purchased intangibles	(82)	(87)	(163)	(174)
Total costs and expenses	(15,727)	(13,530)	(29,919)	(25,065)

Loss from operations before income tax expense	(1,748)	(1,311)	(2,154)	(510)

Income tax benefit	373	289	458	138

Net loss	(1,375)	(1,022)	(1,696)	(372)

Less: Net loss attributable to noncontrolling interest	(23)	(9)	(24)	(19)

Net loss attributable to Allstate	(1,352)	(1,013)	(1,672)	(353)

Preferred stock dividends	(37)	(27)	(63)	(53)

Net loss applicable to common shareholders	$(1,389)	$(1,040)	$(1,735)	$(406)
Segment highlights
Allstate Protection underwriting loss was $2.09 billion in the second quarter of 2023 compared to underwriting loss of $861 million in the second quarter of 2022. Underwriting loss totaled $3.09 billion in the first six months of 2023 compared to underwriting loss of $579 million in the first six months of 2022. The higher losses in both periods was primarily due to higher catastrophe losses and non-catastrophe losses primarily for auto insurance, partially offset by increased premiums. We are executing a comprehensive plan to improve auto insurance profitability, by raising rates, reducing operating expenses and advertising, implementing underwriting restrictions in underperforming states and enhancing claims processes to manage loss costs.
Catastrophe losses were $2.70 billion and $4.39 billion in the second quarter and first six months of 2023, respectively, compared to $1.11 billion and $1.57
52 www.allstate.com

billion in the second quarter and first six months of 2022, respectively.
Premiums written increased 9.7% to $12.62 billion and 9.6% to $24.40 billion in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, reflecting higher premiums in both Allstate and National General brands.
Protection Services adjusted net income was $41 million in the second quarter of 2023 compared to $43 million in the second quarter of 2022. Adjusted net income was $75 million in the first six months of 2023 compared to $96 million in the first six months of 2022. The decrease in both periods was due to Allstate Protection Plans higher appliance and furniture claim severity, a shift in business mix and lower third-party advertising sales by Arity, partially offset by improved margins at Allstate Roadside.
Premiums and other revenue increased 9.3% or $54 million and 8.6% or $99 million in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, primarily due to Allstate Protection Plans and Allstate Dealer Services.
Allstate Health and Benefits adjusted net income was $57 million in the second quarter of 2023 compared to $67 million in the second quarter of 2022. Adjusted net income was $113 million in the first six months of 2023 compared to $124 million in the first six months of 2022. The decrease in both periods was primarily due to a decline in employer voluntary benefits and individual health, partially offset by growth in group health.
Premiums and contract charges decreased 2.6% to $453 million in the second quarter of 2023 and decreased 1.8% to $916 million in the first six months of 2023 compared to the same periods of 2022, primarily due to a decline in individual health and employer voluntary benefits, partially offset by growth in group health.
Adopted accounting standard
Accounting for Long-Duration Insurance Contracts Effective January 1, 2023, we adopted the Financial Accounting Standards Board (”FASB”) guidance revising the accounting for certain long-duration insurance contracts using the modified retrospective approach to the transition date of January 1, 2021.

Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy lapses, are required to be reviewed at least annually, and updated as appropriate. In addition, reserves under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield that is updated through other comprehensive income (“OCI”) at each reporting date. Additionally, DAC for all long-duration products are amortized on a simplified basis. Our reserve for future policy benefits and DAC are subject to new disclosure guidance.
In addition, the Company met the conditions included in Accounting Standards Update No. 2022-05, Transition for Sold Contracts, and elected to not apply the new guidance for contracts that were part of the 2021 sales of Allstate Life Insurance Company and Allstate Life Insurance Company of New York.

After-tax cumulative effect of change in accounting principle on transition date
($ in millions)	January 1, 2021
Decrease in retained income	$21
Decrease in accumulated other comprehensive income (“AOCI”)	277
Total decrease in equity	$298
The decrease in AOCI was primarily attributable to a change in the discount rate used in measuring the reserve for future policy benefits for traditional life contracts and other long-term products with guaranteed terms from a portfolio-based rate at contract issuance to an upper-medium grade fixed income-based rate at the transition date. The decrease in retained income primarily related to certain cohorts of long-term contracts whose expected net premiums exceeded expected gross premiums which resulted in an increase in reserves and a decrease in retained income equal to the present value of expected future benefits less the present value of expected future premiums at the transition date.
See Note 1 of the condensed consolidated financial statements for further information regarding the impact of the adopted accounting standard on our condensed consolidated financial statements.
Second Quarter 2023 Form 10-Q 53

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
54 www.allstate.com

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

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions, except ratios)	2023	2022	2023	2022
Premiums written	$12,620	$11,509	$24,403	$22,270
Premiums earned	$11,921	$10,874	$23,556	$21,372
Other revenue	389	355	742	702
Claims and claims expense	(11,575)	(9,231)	(21,755)	(16,933)
Amortization of DAC	(1,496)	(1,355)	(2,948)	(2,703)
Other costs and expenses	(1,249)	(1,450)	(2,528)	(2,895)
Restructuring and related charges (1)	(26)	2	(47)	(10)
Amortization of purchased intangibles	(58)	(59)	(115)	(117)
Underwriting (loss) income	$(2,094)	$(864)	$(3,095)	$(584)

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$2,665	$1,057	$4,398	$1,532
Catastrophe reserve reestimates (2)	31	51	(11)	38
Total catastrophe losses	$2,696	$1,108	$4,387	$1,570

Non-catastrophe reserve reestimates (2)	$182	$411	$209	$569
Prior year reserve reestimates (2)	213	462	198	607

GAAP operating ratios
Loss ratio	97.1	84.9	92.3	79.2
Expense ratio (3)	20.5	23.0	20.8	23.5
Combined ratio	117.6	107.9	113.1	102.7
Effect of catastrophe losses on combined ratio	22.6	10.2	18.6	7.3
Effect of prior year reserve reestimates on combined ratio	1.9	4.2	0.8	2.9
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.3	0.4	(0.1)	0.2
Effect of restructuring and related charges on combined ratio (1)	0.2	—	0.2	—
Effect of amortization of purchased intangibles on combined ratio	0.5	0.5	0.5	0.5
Effect of Run-off Property-Liability business on combined ratio	0.1	—	—	—
(1)Restructuring and related charges for the second quarter and first six months of 2023 are primarily for real estate costs related to facilities being vacated and employee costs related to global workforce enablement, including outsourcing various elements of operations. See Note 13 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
Second Quarter 2023 Form 10-Q 55

Segment Results Allstate Protection
Allstate Protection Segment

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Premiums written	$12,620	$11,509	$24,403	$22,270
Premiums earned	$11,921	$10,874	$23,556	$21,372
Other revenue	389	355	742	702
Claims and claims expense	(11,574)	(9,228)	(21,752)	(16,929)
Amortization of DAC	(1,496)	(1,355)	(2,948)	(2,703)
Other costs and expenses	(1,248)	(1,450)	(2,526)	(2,894)
Restructuring and related charges	(26)	2	(47)	(10)
Amortization of purchased intangibles	(58)	(59)	(115)	(117)
Underwriting loss	$(2,092)	$(861)	$(3,090)	$(579)
Catastrophe losses	$2,696	$1,108	$4,387	$1,570
Underwriting loss was $2.09 billion and $3.09 billion in the second quarter and first six months of 2023, respectively, compared to underwriting loss of $861 million and $579 million in the second quarter and first six months of 2022, respectively, due to higher catastrophe losses and non-catastrophe losses primarily for auto insurance, partially offset by increased premiums. We are executing a comprehensive plan to improve auto insurance profitability, by raising rates, reducing operating expenses and advertising, implementing underwriting restrictions in underperforming states and enhancing claims processes to manage loss costs.

Change in underwriting results from prior year period - three months ended
($ in millions)

Change in underwriting results from prior year period - six months ended
($ in millions)

56 www.allstate.com

Allstate Protection Segment Results

Underwriting income (loss) by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended June 30,
Auto	$(546)	$(578)	$(132)	$—	$(678)	$(578)
Homeowners (1)	(1,195)	(132)	(112)	(60)	(1,307)	(192)
Other personal lines	(70)	5	—	6	(70)	11
Commercial lines	(60)	(145)	(1)	10	(61)	(135)
Other business lines (1)	24	25	(3)	6	21	31
Answer Financial	—	—	—	—	3	2
Total	$(1,847)	$(825)	$(248)	$(38)	$(2,092)	$(861)

Six months ended June 30,
Auto	$(878)	$(715)	$(146)	$(10)	$(1,024)	$(725)
Homeowners (1)	(1,703)	236	(138)	(28)	(1,841)	208
Other personal lines	(160)	23	1	6	(159)	29
Commercial lines	(124)	(164)	3	7	(121)	(157)
Other business lines (1)	46	46	4	16	50	62
Answer Financial	—	—	—	—	5	4
Total	$(2,819)	$(574)	$(276)	$(9)	$(3,090)	$(579)
(1)Other business lines represents commissions earned and other costs and expenses for Ivantage, non-proprietary life and annuity products, and lender-placed products and related services. In the first quarter of 2023, National General lender-placed products and related services results were reclassified from homeowners to other business lines. Historical results have been updated to conform with this presentation.
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

Premiums written by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended June 30,
Auto	$6,821	$6,374	$1,448	$1,096	$8,269	$7,470
Homeowners	2,937	2,665	444	343	3,381	3,008
Other personal lines	621	576	54	33	675	609
Commercial lines	146	247	54	50	200	297
Other business lines	—	—	95	125	95	125
Total premiums written	$10,525	$9,862	$2,095	$1,647	$12,620	$11,509

Six months ended June 30,
Auto	$13,647	$12,682	$2,971	$2,350	$16,618	$15,032
Homeowners	5,147	4,685	768	604	5,915	5,289
Other personal lines	1,113	1,045	110	68	1,223	1,113
Commercial lines	323	485	104	106	427	591
Other business lines	—	—	220	245	220	245
Total premiums written	$20,230	$18,897	$4,173	$3,373	$24,403	$22,270
Second Quarter 2023 Form 10-Q 57

Segment Results Allstate Protection

Premiums earned by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended June 30,
Auto	$6,772	$6,253	$1,349	$1,095	$8,121	$7,348
Homeowners	2,537	2,281	346	285	2,883	2,566
Other personal lines	540	510	47	35	587	545
Commercial lines	153	244	49	51	202	295
Other business lines	—	—	128	120	128	120
Total premiums earned	$10,002	$9,288	$1,919	$1,586	$11,921	$10,874

Six months ended June 30,
Auto	$13,432	$12,326	$2,597	$2,103	$16,029	$14,429
Homeowners	5,025	4,491	668	565	5,693	5,056
Other personal lines	1,061	1,006	88	70	1,149	1,076
Commercial lines	336	476	98	102	434	578
Other business lines	—	—	251	233	251	233
Total premiums earned	$19,854	$18,299	$3,702	$3,073	$23,556	$21,372

Reconciliation of premiums written to premiums earned
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Total premiums written	$12,620	$11,509	$24,403	$22,270
(Increase) decrease in unearned premiums	(753)	(599)	(880)	(857)
Other	54	(36)	33	(41)
Total premiums earned	$11,921	$10,874	$23,556	$21,372

Policies in force by brand and by line of business
	Allstate brand		National General		Allstate Protection
PIF (thousands)	2023	2022	2023	2022	2023	2022
Auto	20,821	21,979	4,699	4,213	25,520	26,192
Homeowners	6,614	6,566	654	631	7,268	7,197
Other personal lines	4,574	4,632	316	287	4,890	4,919
Commercial lines	194	206	113	105	307	311
Total	32,203	33,383	5,782	5,236	37,985	38,619
Auto insurance premiums written increased 10.7% or $799 million in the second quarter of 2023 compared to the second quarter of 2022 and 10.6% or $1.59 billion in the first six months of 2023 compared to the first six months of 2022, primarily due to the following factors:
•Increased average premiums driven by rate increases primarily taken in 2022. Additionally, in the six months ended June 30, 2023:
–Rate increases of 9.7% were taken for Allstate brand in 47 locations, resulting in total Allstate brand insurance premium impact of 7.5%
–Rate increases of 9.8% were taken for National General brand in 38 locations, resulting in total National General brand insurance premium impact of 5.5%
•We expect to continue to pursue rate increases for both Allstate and National General brands throughout 2023 to improve auto insurance profitability
•PIF decreased 2.6% or 672 thousand to 25,520 thousand as of June 30, 2023 compared to June 30, 2022
•Renewal ratio decreased 2.0 and 1.9 points in the second quarter and the first six months of 2023, respectively, compared to the second quarter and first six months of 2022
•Decreased new issued applications driven by the direct and exclusive agency channels, partially offset by growth in the independent agency channel
•The impact of the ongoing rate increases and temporary reductions in advertising have and may continue to have an adverse effect on the renewal ratio, premiums and future PIF growth

58 www.allstate.com

Allstate Protection Segment Results

Auto premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	724	959	(24.5)%	1,475	1,923	(23.3)%
National General	754	672	12.2%	1,537	1,390	10.6%
Total new issued applications	1,478	1,631	(9.4)%	3,012	3,313	(9.1)%

Allstate Protection by channel
Exclusive agency channel	574	619	(7.3)%	1,163	1,218	(4.5)%
Direct channel	415	571	(27.3)%	878	1,202	(27.0)%
Independent agency channel	489	441	10.9%	971	893	8.7%
Total new issued applications	1,478	1,631	(9.4)%	3,012	3,313	(9.1)%

Allstate brand average premium	$737	$644	14.4%	$732	$635	15.3%
Allstate brand renewal ratio (%)	85.5	87.5	(2.0)	85.6	87.5	(1.9)
Homeowners insurance premiums written increased 12.4% or $373 million in the second quarter of 2023 compared to the second quarter of 2022 and increased 11.8% or $626 million in the first six months of 2023 compared to the first six months of 2022, primarily due to the following factors:
•Higher Allstate brand average premiums from implemented rate increases primarily taken in 2022 and inflation in insured home replacement costs, combined with policies in force growth
•In the six months ended June 30, 2023, rate increases of 13.4% were taken for Allstate brand in 34 locations, resulting in total Allstate brand insurance premium impact of 7.4%
•National General policy growth is expected to be negatively impacted in future quarters as we improve underwriting margins to targeted levels through underwriting and rate actions. In the six months ended June 30, 2023, rate increases of 20.0% were taken for National General brand in 15 locations, resulting in total National General brand insurance premium impact of 5.3%
•Decreased new issued applications in the direct and exclusive agency channels, partially offset by growth in the independent agency channel
•Policy growth is being reduced in states and lines of business that are underperforming. We are no longer writing new homeowners business in California and Florida, and we may take further actions to reduce our exposure, which have and will continue to negatively impact premiums
•The impact of the ongoing rate increases and temporary reductions in advertising have and may continue to have an adverse effect on the renewal ratio, premiums and future PIF growth

Homeowners premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	234	263	(11.0)%	464	498	(6.8)%
National General	46	40	15.0%	81	67	20.9%
Total new issued applications	280	303	(7.6)%	545	565	(3.5)%

Allstate Protection by channel
Exclusive agency channel	202	222	(9.0)%	398	423	(5.9)%
Direct channel	19	27	(29.6)%	38	50	(24.0)%
Independent agency channel	59	54	9.3%	109	92	18.5%
Total new issued applications	280	303	(7.6)%	545	565	(3.5)%

Allstate brand average premium	$1,800	$1,590	13.2%	$1,758	$1,574	11.7%
Allstate brand renewal ratio (%)	86.3	86.9	(0.6)	86.3	86.6	(0.3)

Second Quarter 2023 Form 10-Q 59

Segment Results Allstate Protection
Other personal lines premiums written increased 10.8% or $66 million in the second quarter of 2023 compared to the second quarter of 2022 and increased 9.9% or $110 million in the first six months of 2023 compared to the first six months of 2022, primarily due to increases in landlords and condominiums for Allstate brand. We are no longer writing condominium new business in California and Florida, we are non-renewing certain policies in Florida, and we may take further actions to reduce exposure in Florida, which will continue to negatively impact premiums.
Commercial lines premiums written decreased 32.7% or $97 million in the second quarter of 2023 compared to the second quarter of 2022 and decreased 27.7% or $164 million in the first six months of 2023 compared to the first six months of 2022, due to profitability actions taken to no longer offer coverage to transportation network companies unless the contracts utilize telematics-based pricing and the Allstate brand exiting traditional commercial insurance in five states, with non-renewals for those states beginning in 2023.
Other business lines premiums written decreased 24.0% or $30 million in the second quarter of 2023 compared to the second quarter of 2022 and decreased 10.2% or $25 million in the first six months of 2023 compared to the first six months of 2022.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2023	2022	2023	2022	2023	2022
Three months ended June 30,
Auto	87.9	84.9	20.4	23.0	108.3	107.9
Homeowners	125.0	84.5	20.3	23.0	145.3	107.5
Other personal lines	93.5	74.9	18.4	23.1	111.9	98.0
Commercial lines	105.4	127.1	24.8	18.7	130.2	145.8
Other business lines	51.6	35.0	32.0	39.2	83.6	74.2

Total	97.0	84.9	20.5	23.0	117.5	107.9
Impact of amortization of purchased intangibles	—	—	0.5	0.5	0.5	0.5
Impact of restructuring and related charges	—	—	0.2	—	0.2	—

Six months ended June 30,
Auto	85.7	81.3	20.7	23.7	106.4	105.0
Homeowners	111.9	73.4	20.4	22.5	132.3	95.9
Other personal lines	93.6	73.5	20.2	23.8	113.8	97.3
Commercial lines	103.7	107.6	24.2	19.6	127.9	127.2
Other business lines	47.4	33.1	32.7	40.3	80.1	73.4

Total	92.3	79.2	20.8	23.5	113.1	102.7
Impact of amortization of purchased intangibles	—	—	0.5	0.5	0.5	0.5
Impact of restructuring and related charges	—	—	0.2	—	0.2	—
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
60 www.allstate.com

Allstate Protection Segment Results

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2023	2022	2023	2022	2023	2022	2023	2022
Three months ended June 30,
Auto	87.9	84.9	4.2	1.5	1.2	3.3	(0.2)	(0.5)
Homeowners	125.0	84.5	75.9	35.6	3.2	5.2	1.8	3.3
Other personal lines	93.5	74.9	24.2	13.0	0.5	(0.4)	(0.9)	0.5
Commercial lines	105.4	127.1	4.0	2.7	3.9	31.2	1.0	0.4
Other business lines	51.6	35.0	9.4	6.7	7.8	(2.5)	—	—
Total	97.0	84.9	22.6	10.2	1.8	4.2	0.3	0.4

Six months ended June 30,
Auto	85.7	81.3	2.7	1.0	0.5	2.6	(0.3)	(0.3)
Homeowners	111.9	73.4	63.9	25.6	1.3	2.6	0.8	1.5
Other personal lines	93.6	73.5	24.0	9.8	0.5	(0.8)	(1.1)	0.7
Commercial lines	103.7	107.6	3.9	1.4	7.4	19.2	0.7	—
Other business lines	47.4	33.1	7.2	4.3	4.4	(2.6)	—	1.7
Total	92.3	79.2	18.6	7.3	0.8	2.9	(0.1)	0.2
(1)The ten-year average effect of catastrophe losses on the total combined ratio was 13.1 points in the second quarter of 2023.

Auto underwriting results
			For the periods ended
	2023		2022				2021
($ in millions, except ratios)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Underwriting income (loss)	(678)	(346)	(974)	(1,315)	(578)	(147)	(300)	(159)	394	1,327
Loss ratio	87.9	83.4	90.6	95.3	84.9	77.6	78.9	76.9	68.7	57.2
Effect of prior year non-catastrophe reserve reestimates on combined ratio	1.4	(0.1)	2.3	8.5	3.8	2.1	2.1	1.1	(0.4)	(0.2)
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
Auto loss ratio increased 3.0 and 4.4 points in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022. Estimated report year 2023 incurred claim severity for Allstate brand, excluding Esurance and Canada, had a weighted average increase of 11% compared to report year 2022 for major coverages due to higher part costs and labor rates for repairable vehicles, a higher mix of total losses, an increase in claims with attorney representation, higher medical consumption, and inflation. Gross claim frequency increased but remains below pre-pandemic levels. We are enhancing our claims practices to manage loss costs by increasing resources and expanding re-inspections, accelerating resolution of bodily injury claims, and negotiating improved vendor services and parts agreements.
Homeowners loss ratio increased 40.5 and 38.5 points in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, primarily due to higher catastrophe losses and severity, partially offset by increased premiums earned.

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)
Three months ended June 30, 2023
Gross claim frequency	(5.5)%
Paid claim severity	11.3

Six months ended June 30, 2023
Gross claim frequency	(2.3)%
Paid claim severity	11.2
Gross claim frequency decreased in the second quarter of 2023 compared to the same period of 2022 due to wind/hail perils and decreased in the first six months of 2023 compared to the same period of 2022, primarily due to water and wind/hail perils. Paid claim severity increased in the second quarter and first six months of 2023 compared to the same periods of 2022
Second Quarter 2023 Form 10-Q 61

Segment Results Allstate Protection
due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 18.6 and 20.1 points in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, primarily due to higher catastrophe losses and increased severity, partially offset by increased premiums earned.
Commercial lines loss ratio decreased 21.7 and 3.9 points in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, primarily due to the result of profitability actions taken and less unfavorable reserve reestimates, partially offset by continued elevated frequency and severity.
Other business lines loss ratio increased 16.6 and 14.3 points in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, primarily due to higher catastrophe and non-catastrophe losses.
Catastrophe losses increased $1.59 billion to $2.70 billion in the second quarter of 2023 compared to the second quarter of 2022 and increased $2.82 billion to $4.39 billion in the first six months of 2023 compared to the first six months of 2022, primarily related to an increased number of wind/hail events and larger losses per event. The catastrophe losses for the second quarter and first six months of 2023 represent the highest and second highest level for the respective periods in the Company’s history.
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

Catastrophe losses by the type of event
	Three months ended June 30,				Six months ended June 30,
($ in millions)	Number of events	2023	Number of events	2022	Number of events	2023	Number of events	2022
Tornadoes	1	$25	2	$93	3	$138	3	$158
Wind/hail	39	2,858	32	966	63	4,230	46	1,328
Wildfires	2	26	4	28	2	26	4	28
Freeze/other events	—	—	—	—	2	4	1	18
Prior year reserve reestimates		31		61		(11)		48
Prior year aggregate reinsurance recoveries		—		(10)		—		(10)
Prior quarter reserve reestimates		(244)		(30)		—		—
Total catastrophe losses	42	$2,696	38	$1,108	70	$4,387	54	$1,570
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
62 www.allstate.com

Allstate Protection Segment Results
reduce variability of earnings, while providing protection to our customers.
During the second quarter of 2023, we completed the placement of our 2023-2024 Florida Excess Catastrophe Reinsurance Program (“Florida program”) and the National General Lender Services Standalone Program. Additionally, we placed four single-year term contracts as part of our 2023-2024 Nationwide Excess Catastrophe Reinsurance Program, which provide $120 million of coverage.
Florida program updates Our 2023 Florida program provides coverage for property policies of Castle Key Insurance Company and certain affiliate companies for Florida catastrophe events up to $1.29 billion of loss less a $40 million retention. The Florida program includes reinsurance agreements placed in the traditional market, the Florida Hurricane Catastrophe Fund (“FHCF”), the Florida Reinsurance to Assist Policyholders Program (“RAP”) and the insurance-linked securities (“ILS”) market as follows:
•Traditional market placements comprise reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. These contracts provide a combined $695 million of limits, with a portion of the traditional market placements providing coverage for perils not covered by the FHCF and RAP contracts, which only cover hurricanes.
•Three FHCF contracts provide $330 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes. The three contracts are 90% placed.
•Three RAP contracts provide $49 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes. The three contracts are 90% placed.
•ILS placements provide $620 million of reinsurance limits for qualifying losses to personal lines property in Florida caused by a named storm event, a severe weather event, an earthquake event, a fire event, a volcanic eruption event, or a meteorite impact event.
National General Lender Services Standalone Program is placed in the traditional market and provides $255 million of coverage, subject to a $60 million retention, with one reinstatement of limits. Inuring contracts include the National General Florida Hurricane Catastrophe Fund contract providing $64 million of limits in excess of a $33 million retention, 90% placed, and the National General RAP Contract providing $10 million of limits in excess of a $24 million retention, 90% placed.
For a complete summary of the 2023 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. Management’s Discussion and Analysis - Allstate Protection Segment Results, Catastrophe Reinsurance of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2023.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the second quarter and first six months of 2023 was $242 million and $461 million, respectively, compared to $173 million and $317 million in the second quarter and first six months of 2022, respectively. Catastrophe placement premiums reduce net written and earned premium with approximately 75% of the reduction related to homeowners premium.
Prior year reserve reestimates Unfavorable reserve reestimates were $212 million and $195 million in the second quarter and the first six months of 2023, respectively, primarily due to National General personal auto lines, primarily injury coverages, and unfavorable reserve reestimates in homeowners lines.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 8 of the condensed consolidated financial statements.

Prior year reserve reestimates
	Three months ended June 30,				Six months ended June 30,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)		Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2023	2022	2023	2022	2023	2022	2023	2022
Auto	$97	$237	0.8	2.2	$72	$379	0.3	1.8
Homeowners	94	135	0.8	1.2	74	128	0.3	0.6
Other personal lines	3	(2)	—	—	6	(9)	—	—
Commercial lines	8	92	0.1	0.8	32	111	0.1	0.5
Other business lines	10	(3)	0.1	—	11	(6)	0.1	—
Total Allstate Protection	$212	$459	1.8	4.2	$195	$603	0.8	2.9

Allstate brand	$36	$442	0.3	4.1	$(18)	$590	(0.1)	2.8
National General	176	17	1.5	0.1	213	13	0.9	0.1
Total Allstate Protection	$212	$459	1.8	4.2	$195	$603	0.8	2.9
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.

Second Quarter 2023 Form 10-Q 63

Segment Results Allstate Protection
Expense ratio decreased 2.5 and 2.7 points in the second quarter and the first six months of 2023, respectively, compared to the second quarter and the first six months of 2022, primarily due to higher earned premium growth relative to fixed costs, and lower advertising, agent and employee-related costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,			Six months ended June 30,
($ in millions, except ratios)	2023	2022	Change	2023	2022	Change
Amortization of DAC	$1,496	$1,355	$141	$2,948	$2,703	$245
Advertising expense	113	253	(140)	271	596	(325)
Amortization of purchased intangibles	58	59	(1)	115	117	(2)
Other costs and expenses, net of other revenue	746	842	(96)	1,513	1,596	(83)
Restructuring and related charges	26	(2)	28	47	10	37
Total underwriting expenses	$2,439	$2,507	$(68)	$4,894	$5,022	$(128)

Premiums earned	$11,921	$10,874	$1,047	$23,556	$21,372	$2,184

Expense ratio
Amortization of DAC	12.6	12.5	0.1	12.5	12.7	(0.2)
Advertising expense	0.9	2.3	(1.4)	1.2	2.8	(1.6)
Other costs and expenses	6.3	7.7	(1.4)	6.4	7.5	(1.1)
Subtotal	19.8	22.5	(2.7)	20.1	23.0	(2.9)
Amortization of purchased intangibles	0.5	0.5	—	0.5	0.5	—
Restructuring and related charges	0.2	—	0.2	0.2	—	0.2
Total expense ratio	20.5	23.0	(2.5)	20.8	23.5	(2.7)
64 www.allstate.com

Run-off Property-Liability Segment Results
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Claims and claims expense	$(1)	$(3)	$(3)	$(4)
Operating costs and expenses	(1)	—	(2)	(1)
Underwriting loss	$(2)	$(3)	$(5)	$(5)

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	June 30, 2023	December 31, 2022
Asbestos claims
Gross reserves	$1,156	$1,190
Reinsurance	(368)	(379)
Net reserves	788	811
Environmental claims
Gross reserves	318	328
Reinsurance	(61)	(61)
Net reserves	257	267
Other run-off claims
Gross reserves	429	437
Reinsurance	(64)	(64)
Net reserves	365	373
Total
Gross reserves	1,903	1,955
Reinsurance	(493)	(504)
Net reserves	$1,410	$1,451

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	June 30, 2023	December 31, 2022
Direct excess commercial insurance
Gross reserves	$1,073	$1,106
Reinsurance	(375)	(385)
Net reserves	698	721
Assumed reinsurance coverage
Gross reserves	600	618
Reinsurance	(54)	(56)
Net reserves	546	562
Direct primary commercial insurance
Gross reserves	147	148
Reinsurance	(63)	(62)
Net reserves	84	86
Other run-off business
Gross reserves	1	1
Reinsurance	—	—
Net reserves	1	1
Unallocated loss adjustment expenses
Gross reserves	82	82
Reinsurance	(1)	(1)
Net reserves	81	81
Total
Gross reserves	1,903	1,955
Reinsurance	(493)	(504)
Net reserves	$1,410	$1,451
Second Quarter 2023 Form 10-Q 65

Segment Results Run-off Property-Liability

Percentage of gross and ceded reserves by case and IBNR
	June 30, 2023		December 31, 2022
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	64%	36%	58%	42%
Ceded (2)	69	31	63	37
Assumed reinsurance coverage
Gross reserves	31	69	31	69
Ceded	41	59	33	67
Direct primary commercial insurance
Gross reserves	59	41	57	43
Ceded	81	19	81	19
(1)Approximately 66% and 64% of gross case reserves as of June 30, 2023 and December 31, 2022, respectively, are subject to settlement agreements.
(2)Approximately 70% and 70% of ceded case reserves as of June 30, 2023 and December 31, 2022, respectively, are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Direct excess commercial insurance
Gross (1)	$9	$10	$32	$28
Ceded (2)	(4)	(3)	(9)	(10)
Assumed reinsurance coverage
Gross	14	5	19	11
Ceded	(2)	—	(3)	(1)
Direct primary commercial insurance
Gross	1	2	2	3
Ceded	—	(1)	—	(1)
(1) In the second quarter and first six months of 2023, 79% and 85% of payments related to settlement agreements, respectively, compared to 77% and 84% of the second quarter and first six months of 2022, respectively.
(2) In the second quarter and first six months of 2023, 74% and 87% of payments related to settlement agreements, respectively, compared to 85% and 91% of the second quarter and first six months of 2022, respectively.
Total net reserves as of June 30, 2023, included $700 million or 50% of estimated IBNR reserves compared to $765 million or 53% of estimated IBNR reserves as of December 31, 2022.
Total gross payments were $24 million and $53 million for the second quarter and first six months of 2023, respectively, compared to $16 million and $41 million for the second quarter and first six months of 2022, respectively. Payments for both periods primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $9 million and $24 million for the second quarter and first six months of 2023, respectively, compared to $11 million and $21 million for the second quarter and first six months of 2022, respectively.

66 www.allstate.com

Protection Services Segment Results
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Premiums written	$658	$670	$1,277	$1,300

Revenues
Premiums	$549	$488	$1,087	$971
Other revenue	84	91	168	185
Intersegment insurance premiums and service fees (1)	35	38	68	79
Net investment income	18	12	34	21

Costs and expenses
Claims and claims expense	(153)	(128)	(306)	(251)
Amortization of DAC	(259)	(228)	(510)	(449)
Operating costs and expenses	(218)	(213)	(439)	(431)
Restructuring and related charges	—	—	(1)	—

Income tax expense on operations	(15)	(16)	(26)	(28)

Less: noncontrolling interest	—	1	—	1

Adjusted net income	$41	$43	$75	$96

Allstate Protection Plans	$31	$36	$59	$79
Allstate Dealer Services	6	8	13	17
Allstate Roadside	6	1	10	3
Arity	(3)	(1)	(7)	(2)
Allstate Identity Protection	1	(1)	—	(1)
Adjusted net income	$41	$43	$75	$96

Allstate Protection Plans			138,172	137,292
Allstate Dealer Services			3,825	3,921
Allstate Roadside			545	519
Allstate Identity Protection			3,222	2,961
Policies in force as of June 30 (in thousands)			145,764	144,693
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Adjusted net income decreased 4.7% or $2 million in the second quarter of 2023 and decreased 21.9% or $21 million in the first six months of 2023 compared to the same periods of 2022, due to Allstate Protection Plans higher appliance and furniture claim severity, a shift in business mix and lower third-party advertising sales by Arity, partially offset by improved margins at Allstate Roadside.
Premiums written decreased 1.8% or $12 million in the second quarter of 2023 and decreased 1.8% or $23 million in the first six months of 2023 compared to the same periods of 2022, primarily due to a decrease in sales at Allstate Dealer Services and lower rescue volumes at Allstate Roadside, partially offset by growth at Allstate Protection Plans.
PIF increased 0.7% or 1 million as of June 30, 2023 compared to June 30, 2022 due to an increase in Allstate Protection Plans.
Other revenue decreased 7.7% or $7 million in the second quarter of 2023 and decreased 9.2% or $17 million in the first six months of 2023 compared to the same periods of 2022, primarily due to lower revenue from reductions in customer advertising at Arity.
Intersegment premiums and service fees decreased 7.9% or $3 million in the second quarter of 2023 and decreased 13.9% or $11 million in the first six months of 2023 compared to the same periods of 2022, driven by decreased device sales for the Drivewise® offering at Arity due to a shift from devices to a mobile phone program.
Claims and claims expense increased 19.5% or $25 million in the second quarter 2023 and increased 21.9% or $55 million in the first six months of 2023 compared to the same periods of 2022, primarily driven by growth in the business and higher severity at both Allstate Protection Plans and Allstate Dealer Services, partially offset by lower frequency at Allstate Protection Plans.
Second Quarter 2023 Form 10-Q 67

Segment Results Protection Services
Amortization of DAC increased 13.6% or $31 million in the second quarter of 2023 and increased 13.6% or $61 million in the first six months of 2023 compared to the same periods of 2022, driven by revenue growth at both Allstate Protection Plans and Allstate Dealer Services.
Operating costs and expenses increased 2.3% or $5 million in the second quarter of 2023 and increased 1.9% or $8 million in the first six months of 2023 compared to the same periods of 2022, primarily due to growth at Allstate Protection Plans.

68 www.allstate.com

Allstate Health and Benefits Segment Results
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

Summarized financial information
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Revenues
Accident and health insurance premiums and contract charges	$453	$465	$916	$933
Other revenue	101	92	202	187
Net investment income	21	16	40	33

Costs and expenses
Accident, health and other policy benefits	(258)	(265)	(523)	(533)
Amortization of DAC	(34)	(35)	(75)	(74)
Operating costs and expenses	(210)	(185)	(413)	(387)
Restructuring and related charges	—	(2)	(4)	(2)

Income tax expense on operations	(16)	(19)	(30)	(33)
Adjusted net income	$57	$67	$113	$124

Benefit ratio (1)	55.0	55.1	55.2	55.3

Employer voluntary benefits (2)			3,736	3,832
Group health (3)			131	115
Individual health (4)			406	421
Policies in force as of June 30 (in thousands)			4,273	4,368
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $9 million for both the three months ended June 30, 2023 and 2022, and $17 million for both the six months ended June 30, 2023 and 2022, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Adjusted net income decreased $10 million in the second quarter of 2023 and decreased $11 million in the first six months of 2023 compared to the same periods of 2022, primarily due to a decline in employer voluntary benefits and individual health, partially offset by growth in group health.
Premiums and contract charges decreased 2.6% or $12 million in the second quarter of 2023 and decreased 1.8% or $17 million in the first six months of 2023 compared to the same periods of 2022, primarily due to a decline in individual health and employer voluntary benefits, partially offset by growth in group health.

Premiums and contract charges by line of business
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Employer voluntary benefits	$245	$257	$500	$520
Group health	110	95	217	189
Individual health	98	113	199	224
Premiums and contract charges	$453	$465	$916	$933
Other revenue increased $9 million in the second quarter of 2023 and increased $15 million in the first six months of 2023 compared to the same periods of 2022, primarily due to an increase in group health administrative fees.
Accident, health and other policy benefits decreased 2.6% or $7 million in the second quarter of 2023 and decreased 1.9% or $10 million in the first six months of 2023 compared to the same periods of 2022, primarily due to lower benefit utilization in group and individual health, partially offset by increased contract benefits for employer voluntary benefits and growth in group health.
Second Quarter 2023 Form 10-Q 69

Segment Results Allstate Health and Benefits
Accident, health and other policy benefits include changes in the reserve for future policy benefits, expected development on reported claims, and reserves for incurred but not reported claims as shown in Note 9.
Benefit ratio decreased 0.1 points to 55.0 in the second quarter of 2023 compared to 55.1 in the second quarter of 2022. Benefit ratio decreased 0.1 points to
55.2 in the first six months of 2023 compared to 55.3 in the same period of 2022.
Amortization of DAC decreased 2.9% or $1 million in the second quarter of 2023 and increased 1.4% or $1 million in the first six months of 2023 compared to the same periods of 2022.

Operating costs and expenses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Non-deferrable commissions	$78	$72	$157	$153
General and administrative expenses	132	113	256	234
Total operating costs and expenses	$210	$185	$413	$387
Operating costs and expenses increased $25 million in the second quarter of 2023 and increased $26 million in the first six months of 2023 compared to the same periods of 2022, primarily due to growth in group health.
70 www.allstate.com

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	June 30, 2023
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$40,034	$1,785	$1,579	$2,152	$45,550
Equity securities (3)	1,490	178	46	576	2,290
Mortgage loans, net	711	—	112	—	823
Limited partnership interests	8,135	—	—	15	8,150
Short-term investments (4)	4,462	165	120	390	5,137
Other investments, net	1,594	—	121	3	1,718
Total	$56,426	$2,128	$1,978	$3,136	$63,668
Percent to total	88.6%	3.4%	3.1%	4.9%	100.0%

Market-based	$47,003	$2,128	$1,978	$3,133	$54,242
Performance-based	9,423	—	—	3	9,426
Total	$56,426	$2,128	$1,978	$3,136	$63,668
(1)    Balances reflect the elimination of related party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $42.05 billion, $1.90 billion, $1.73 billion, $2.23 billion and $47.90 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of June 30, 2023, was $59 million in excess of cost. These net gains were primarily concentrated in the technology, banking and consumer goods sectors. Equity securities include $1.09 billion of funds with underlying investments in fixed income securities as of June 30, 2023.
(4)    Short-term investments are carried at fair value.
Investments totaled $63.67 billion as of June 30, 2023, increasing from $61.83 billion as of December 31, 2022, primarily due to higher fixed income and equity valuations and positive operating cash flows, partially offset by dividends paid to shareholders and common share repurchases.
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

Portfolio composition by investment strategy
	June 30, 2023
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$45,458	$92	$45,550
Equity securities	1,850	440	2,290
Mortgage loans, net	823	—	823
Limited partnership interests	164	7,986	8,150
Short-term investments	5,137	—	5,137
Other investments, net	810	908	1,718
Total	$54,242	$9,426	$63,668
Percent to total	85.2%	14.8%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(2,353)	$(1)	$(2,354)
Short-term investments	(1)	—	(1)
Other	(2)	—	(2)
Total	$(2,356)	$(1)	$(2,357)

Second Quarter 2023 Form 10-Q 71

Investments
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	June 30, 2023	December 31, 2022
U.S. government and agencies	$7,729	$7,898
Municipal	6,840	6,210
Corporate	28,954	26,263
Foreign government	1,044	957
Asset-backed securities (“ABS”)	983	1,157
Total fixed income securities	$45,550	$42,485
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
As of June 30, 2023, 91.2% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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

72 www.allstate.com

Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	June 30, 2023
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$7,729	$(228)	$—	$—	$—	$—
Municipal	6,730	(222)	101	(9)	7	1
Corporate
Public	6,264	(245)	14,059	(904)	758	(66)
Privately placed	1,773	(105)	2,927	(217)	1,605	(138)
Total corporate	8,037	(350)	16,986	(1,121)	2,363	(204)
Foreign government	1,043	(31)	1	—	—	—
ABS	917	(16)	14	(1)	9	(1)
Total fixed income securities	$24,456	$(847)	$17,102	$(1,131)	$2,379	$(204)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$7,729	$(228)
Municipal	—	—	2	1	6,840	(229)
Corporate
Public	158	(12)	—	—	21,239	(1,227)
Privately placed	1,263	(120)	147	(40)	7,715	(620)
Total corporate	1,421	(132)	147	(40)	28,954	(1,847)
Foreign government	—	—	—	—	1,044	(31)
ABS	1	—	42	(1)	983	(19)
Total fixed income securities	$1,422	$(132)	$191	$(40)	$45,550	$(2,354)
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
Equity securities of $2.29 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $823 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests include $6.92 billion of interests in private equity funds, $1.06 billion of interests in real estate funds and $164 million of interests in other funds as of June 30, 2023. We have commitments to invest additional amounts in limited partnership interests totaling $2.74 billion as of June 30, 2023.
Other investments include $667 million of bank loans, net, and $825 million of direct investments in real estate as of June 30, 2023.
Second Quarter 2023 Form 10-Q 73

Investments

Unrealized net capital gains (losses)
	June 30,	December 31,
($ in millions)	2023	2022
U.S. government and agencies	$(228)	$(225)
Municipal	(229)	(290)
Corporate	(1,847)	(2,299)
Foreign government	(31)	(40)
ABS	(19)	(31)
Fixed income securities	(2,354)	(2,885)
Short-term investments	(1)	(1)
Derivatives	(2)	(3)
Equity method of accounting (“EMA”) limited partnerships	—	2
Unrealized net capital gains and losses, pre-tax	$(2,357)	$(2,887)

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
June 30, 2023
Corporate
Banking (1)	$4,078	$5	$(223)	$3,860
Basic industry	975	3	(65)	913
Capital goods	2,506	6	(155)	2,357
Communications	2,806	3	(216)	2,593
Consumer goods (cyclical and non-cyclical)	6,824	16	(418)	6,422
Financial services	2,233	3	(154)	2,082
Energy	2,660	5	(124)	2,541
Technology	2,956	7	(237)	2,726
Transportation	1,027	1	(58)	970
Utilities	4,373	14	(211)	4,176
Other	363	—	(49)	314
Total corporate fixed income portfolio	30,801	63	(1,910)	28,954
U.S. government and agencies	7,957	3	(231)	7,729
Municipal	7,069	34	(263)	6,840
Foreign government	1,075	—	(31)	1,044
ABS	1,002	3	(22)	983
Total fixed income securities	$47,904	$103	$(2,457)	$45,550

December 31, 2022
Corporate
Banking	$5,153	$16	$(314)	$4,855
Basic industry	1,019	2	(75)	946
Capital goods	2,288	3	(197)	2,094
Communications	2,422	1	(261)	2,162
Consumer goods (cyclical and non-cyclical)	5,984	6	(531)	5,459
Financial services	2,243	4	(176)	2,071
Energy	2,364	2	(156)	2,210
Technology	3,137	4	(298)	2,843
Transportation	959	1	(73)	887
Utilities	2,633	7	(203)	2,437
Other	360	—	(61)	299
Total corporate fixed income portfolio	28,562	46	(2,345)	26,263
U.S. government and agencies	8,123	6	(231)	7,898
Municipal	6,500	36	(326)	6,210
Foreign government	997	—	(40)	957
ABS	1,188	4	(35)	1,157
Total fixed income securities	$45,370	$92	$(2,977)	$42,485
(1)As of June 30, 2023, we have exposure of approximately $115 million to regional banks primarily through investment grade corporate bonds.
74 www.allstate.com

Investments
Gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Equity securities by sector
	June 30, 2023			December 31, 2022
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$39	$33	$72	$135	$56	$191
Basic Industry	14	2	16	57	16	73
Capital Goods	88	(31)	57	196	3	199
Energy	45	1	46	110	44	154
Funds
Equities	228	2	230	904	(19)	885
Fixed income	1,157	(68)	1,089	1,067	(84)	983
Other	—	—	—	3	—	3
Total funds	1,385	(66)	1,319	1,974	(103)	1,871
Utilities	59	(10)	49	67	12	79
Transportation	24	16	40	48	19	67
Other (1)	577	114	691	1,666	267	1,933
Total equity securities	$2,231	$59	$2,290	$4,253	$314	$4,567
(1)As of June 30, 2023, other is generally comprised of consumer goods, technology, REITs, financial services and communications sectors.

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Fixed income securities	$422	$299	$812	$566
Equity securities	21	34	32	70
Mortgage loans	8	9	16	17
Limited partnership interests	122	224	256	516
Short-term investments	69	10	135	12
Other investments	39	42	80	82
Investment income, before expense	681	618	1,331	1,263
Investment expense
Investee level expenses	(18)	(14)	(35)	(30)
Securities lending expense	(22)	(3)	(43)	(3)
Operating costs and expenses	(31)	(39)	(68)	(74)
Total investment expense	(71)	(56)	(146)	(107)
Net investment income	$610	$562	$1,185	$1,156

Property-Liability	$544	$506	$1,053	$1,064
Protection Services	18	12	34	21
Allstate Health and Benefits	21	16	40	33
Corporate and Other	27	28	58	38
Net investment income	$610	$562	$1,185	$1,156

Market-based	$538	$369	$1,046	$694
Performance-based	143	249	285	569
Investment income, before expense	$681	$618	$1,331	$1,263
Net investment income increased $48 million and $29 million in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, primarily due to higher market-based results driven by reinvesting into fixed income securities with higher yields and to a lesser extent, the reinvestment of proceeds from sales of equity securities into fixed income securities, partially offset by lower performance-based results, mainly from limited partnerships.
Second Quarter 2023 Form 10-Q 75

Investments

Performance-based investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Private equity	$112	$129	$217	$377
Real estate	31	120	68	192
Total performance-based income before investee level expenses	$143	$249	$285	$569

Investee level expenses (1)	(16)	(13)	(32)	(27)
Total performance-based income	$127	$236	$253	$542
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income decreased $109 million and $289 million in the second quarter and first six months of 2023, respectively, compared to the same periods of 2022, primarily due to lower valuation increases and lower net gains on the sales of underlying investments.
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

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Sales	$(130)	$(303)	$(250)	$(430)
Credit losses	(37)	(13)	(49)	(24)
Valuation change of equity investments - appreciation (decline):
Equity securities	26	(508)	174	(855)
Equity fund investments in fixed income securities	(5)	(128)	14	(128)
Limited partnerships (1)	2	(53)	33	(153)
Total valuation of equity investments	23	(689)	221	(1,136)
Valuation change and settlements of derivatives	(7)	272	(59)	590
Net gains (losses) on investments and derivatives, pre-tax	(151)	(733)	(137)	(1,000)
Income tax benefit	35	160	29	216
Net gains (losses) on investments and derivatives, after-tax	$(116)	$(573)	$(108)	$(784)

Property-Liability	$(104)	$(517)	$(98)	$(678)
Protection Services	(3)	(23)	(4)	(33)
Allstate Health and Benefits	1	(10)	3	(15)
Corporate and Other	(10)	(23)	(9)	(58)
Net gains (losses) on investments and derivatives, after-tax	$(116)	$(573)	$(108)	$(784)

Market-based	$(124)	$(778)	$(127)	$(1,082)
Performance-based	(27)	45	(10)	82
Net gains (losses) on investments and derivatives, pre-tax	$(151)	$(733)	$(137)	$(1,000)
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in the second quarter of 2023 related primarily to losses on sales and credit losses, partially offset by higher valuation on equity investments. Net losses in the first six months of 2023 related primarily to losses on sales and valuation change and settlements of derivatives, partially offset by higher valuation on equity investments.
Net losses on sales in the second quarter and first six months of 2023 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Net losses on valuation change and settlements of derivatives were $7 million and $59 million in the second quarter and first six months of 2023, respectively. Losses in the second quarter of 2023 primarily related to net losses on equity futures used to mitigate impacts to equity exposure, partially offset by net gains on rate futures used to manage duration. Losses in the first six months of 2023 primarily related to losses on credit default swaps used to reduce credit risk, net losses on equity futures used to mitigate impacts to equity exposure and losses on interest rate futures used to manage duration.
76 www.allstate.com

Investments

Net gains (losses) on performance-based investments and derivatives
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Sales	$(5)	$27	$3	$50
Credit losses	(24)	(3)	(27)	(7)
Valuation change of equity investments	6	(16)	25	(5)
Valuation change and settlements of derivatives	(4)	37	(11)	44
Total performance-based	$(27)	$45	$(10)	$82
Net losses on performance-based investments and derivatives in the second quarter of 2023 primarily related to increased credit losses from limited partnerships. Net losses on performance-based investments and derivatives in the first six months of 2023 primarily related to increased credit losses from limited partnerships and decreased valuation change and settlements of derivatives, partially offset by increased valuation of equity investments.
Second Quarter 2023 Form 10-Q 77

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	June 30, 2023	December 31, 2022
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$17,431	$19,880
Accumulated other comprehensive loss	(1,914)	(2,392)
Total Allstate shareholders’ equity	15,517	17,488
Debt	7,949	7,964
Total capital resources	$23,466	$25,452
Ratio of debt to Allstate shareholders’ equity	51.2%	45.5%
Ratio of debt to capital resources	33.9	31.3
Allstate shareholders’ equity decreased in the first six months of 2023, primarily due to a net loss, dividends paid to shareholders and common share repurchases, partially offset by lower unrealized net capital losses on investments. In the six months ended June 30, 2023, we paid dividends of $459 million and $53 million related to our common and preferred shares, respectively.
Repayment of debt On March 29, 2023, the Company repaid, at maturity, $250 million of Floating Rate Senior Notes that bear interest at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 0.63% per year. On June 15, 2023, the Company repaid, at maturity, $500 million of 3.15% Senior Notes.
Issuance of debt On March 31, 2023, the Company issued $750 million of 5.250% Senior Notes due 2033. Interest on the Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year, beginning on September 30, 2023. The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The net proceeds of this issuance were used to repay the $500 million senior debt maturity and for general corporate purposes.
Debt maturities

Debt maturities for each of the next five years and thereafter (excluding issuance costs and other)
($ in millions)
2024	$350
2025	600
2026	550
2027	—
2028	—
Thereafter	6,491
Total long-term debt principal	$7,991
Redemption of preferred stock On April 17, 2023, the Company redeemed all 23,000 shares of Fixed Rate Noncumulative Preferred Stock, Series G, par value $1.00 per share and liquidation preference $25,000 per share, and the corresponding depositary shares for a total redemption payment of $575 million. The Company recognized $18 million of original issuance costs in preferred stock dividends on the Condensed Consolidated Statements of Operations
and Condensed Consolidated Statements of Shareholders’ Equity.
Issuance of preferred stock On May 18, 2023, the Company issued 24,000 shares of Fixed Rate Noncumulative Preferred Stock, Series J, par value $1.00 per share and liquidation preference amount of $25,000 per share, and the corresponding depositary shares for gross proceeds of $600 million. The preferred stock is perpetual and has no maturity date. The preferred stock is redeemable at the Company’s option in whole or in part, on or after July 15, 2028 at a redemption price of $25,000 per share, plus declared and unpaid dividends. Prior to July 15, 2028, the preferred stock is redeemable at the Company’s option, in whole but not in part, within 90 days of the occurrence of certain rating agency events at a redemption price equal to $25,500 per share, plus declared and unpaid dividends, or in whole but not in part, within 90 days after the occurrence of a regulatory capital event, at a redemption price equal to $25,000 per share, plus declared and unpaid dividends.
Common share repurchases As of June 30, 2023, there was $495 million remaining in the $5.00 billion common share repurchase program. In July, we suspended repurchasing shares under the current authorization. The authorization for the share repurchase program expires in March 2024.
During the first six months of 2023, we repurchased 2.6 million common shares, or 1.0% of total common shares outstanding at December 31, 2022, for $307 million.
Common shareholder dividends On January 3, 2023 and April 3, 2023, we paid a common shareholder dividend of $0.85 and $0.89, respectively. On May 22, 2023, we declared a common shareholder dividend of $0.89 payable on July 3, 2023.
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
78 www.allstate.com

Capital Resources and Liquidity
respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock.
In March 2023, Moody’s affirmed the A3 and P-2 senior debt and short-term issuer ratings of The Allstate Corporation (the “Corporation”) and the Aa3 insurance financial strength ratings of Allstate Insurance Company (“AIC”). The rating outlook for Allstate was changed from stable to negative.
In March 2023, A.M. Best placed under review with negative implications the B+ insurance financial strength rating of the members of Castle Key Group (Castle Key Insurance Company, Castle Key Indemnity Company, Encompass Floridian Insurance Company, Encompass Floridian Indemnity Company).
In May 2023, S&P affirmed the Corporation’s debt and short-term issuer ratings of A- and A-2, respectively, and the insurance financial strength rating of AA- for AIC. The outlook for the ratings is negative.
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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $3.28 billion as of June 30, 2023, primarily comprised of cash and investments that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of June 30, 2023, we held $15.32 billion of cash, U.S. government and agencies fixed income securities, public equity securities, and short-term investments, which we would expect to be able to liquidate within one week.
Intercompany dividends of $40 million were paid from American Heritage Life Insurance Company to Allstate Financial Insurance Holdings Corporation in the first six months of 2023.
Based on the greater of 2022 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2024, is estimated at $1.22 billion, less dividends paid during the preceding twelve months measured at that point in time. As of June 30, 2023, no dividends have been paid.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first six months of 2023, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 24.4% as of June 30, 2023. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2023.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a
Second Quarter 2023 Form 10-Q 79

Capital Resources and Liquidity

borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of June 30, 2023, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 638 million shares of treasury stock as of June 30, 2023), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
80 www.allstate.com

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Second Quarter 2023 Form 10-Q 81

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
April 1, 2023 - April 30, 2023
Open Market Purchases	409,553	$115.11	408,428
May 1, 2023 - May 31, 2023
Open Market Purchases	474,607	$115.25	473,005
June 1, 2023 - June 30, 2023
Open Market Purchases	479,607	$110.00	477,250
Total	1,363,767	$113.36	1,358,683	$495	million
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
April: 1,125
May: 1,602
June: 2,357
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)In August 2021, we announced the approval of a common share repurchase program for $5 billion. In July, we suspended repurchasing shares under the current authorization. The authorization for the share repurchase program expires in March 2024. The Inflation Reduction Act, enacted in August 2022 imposes a 1% excise tax on stock repurchases occurring after December 31, 2022. The excise tax on stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders’ equity.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
82 www.allstate.com

Other Information Part II.
Item 6. Exhibits
(a)Exhibits
The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated Bylaws of The Allstate Corporation as amended July 14, 2023	8-K	1-11840	3.1	July 17, 2023
3.3	Certificate of Designations with respect to the Preferred Stock of the Registrant, Series H, dated August 5, 2019	8-K	1-11840	3.1	August 5, 2019
3.4	Certificate of Designations with respect to the Preferred Stock of the Registrant, Series I, dated November 6, 2019	8-K	1-11840	3.1	November 8, 2019
3.5	Certificate of Elimination with respect to the Preferred Stock, Series A, C, D, E and F of the Registrant, dated February 20, 2020	10-K	1-11840	3.6	February 21, 2020
3.6	Certificate of Elimination with respect to the Preferred Stock, Series G of the Registrant, dated May 1, 2023	10-Q	1-11840	3.6	May 3, 2023
3.7	Certificate of Designations with respect to the Preferred Stock of the Registrant, Series J, dated May 16, 2023	8-K	1-11840	3.1	May 18, 2023
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 2, 2023, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Second Quarter 2023 Form 10-Q 83

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 1, 2023	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

84 www.allstate.com