Form 10-Q
period 2023-09-30
ALLSTATE CORP
filed 2023-11-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2023, the registrant had 261,687,064 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
September 30, 2023

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues
Property and casualty insurance premiums	$12,839	$11,661	$37,482	$34,004
Accident and health insurance premiums and contract charges	463	463	1,379	1,396
Other revenue	592	561	1,750	1,684
Net investment income	689	690	1,874	1,846
Net gains (losses) on investments and derivatives	(86)	(167)	(223)	(1,167)
Total revenues	14,497	13,208	42,262	37,763

Costs and expenses
Property and casualty insurance claims and claims expense	10,237	10,073	32,290	27,262
Accident, health and other policy benefits (including remeasurement (gains) losses of $0, $(4), $0 and $(4))	262	252	785	785
Amortization of deferred policy acquisition costs	1,841	1,683	5,374	4,909
Operating costs and expenses	1,771	1,842	5,273	5,594
Pension and other postretirement remeasurement (gains) losses	149	79	56	91
Restructuring and related charges	87	14	141	27
Amortization of purchased intangibles	83	90	246	264
Interest expense	88	85	272	251
Total costs and expenses	14,518	14,118	44,437	39,183

Loss from operations before income tax expense	(21)	(910)	(2,175)	(1,420)

Income tax benefit	(17)	(236)	(475)	(374)

Net loss	(4)	(674)	(1,700)	(1,046)

Less: Net income (loss) attributable to noncontrolling interest	1	(15)	(23)	(34)

Net loss attributable to Allstate	(5)	(659)	(1,677)	(1,012)

Less: Preferred stock dividends	36	26	99	79

Net loss applicable to common shareholders	$(41)	$(685)	$(1,776)	$(1,091)

Earnings per common share:
Net loss applicable to common shareholders per common share - Basic	$(0.16)	$(2.55)	$(6.76)	$(3.99)
Weighted average common shares - Basic	261.8	268.7	262.6	273.5
Net loss applicable to common shareholders per common share - Diluted	$(0.16)	$(2.55)	$(6.76)	$(3.99)
Weighted average common shares - Diluted	261.8	268.7	262.6	273.5

See notes to condensed consolidated financial statements.
Third Quarter 2023 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(4)	$(674)	$(1,700)	$(1,046)

Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(667)	(789)	(257)	(3,527)
Unrealized foreign currency translation adjustments	(14)	(88)	64	(135)
Unamortized pension and other postretirement prior service credit	(5)	(8)	(14)	(38)
Discount rate for reserve for future policy benefits	30	52	29	232
Other comprehensive loss, after-tax	(656)	(833)	(178)	(3,468)

Comprehensive loss	(660)	(1,507)	(1,878)	(4,514)
Less: Comprehensive loss attributable to noncontrolling interest	(1)	(21)	(21)	(60)
Comprehensive loss attributable to Allstate	$(659)	$(1,486)	$(1,857)	$(4,454)

See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	September 30, 2023	December 31, 2022
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $49,979 and $45,370)	$46,771	$42,485
Equity securities, at fair value (cost $2,393 and $4,253)	2,419	4,567
Mortgage loans, net	830	762
Limited partnership interests	8,363	8,114
Short-term, at fair value (amortized cost $3,369 and $4,174)	3,368	4,173
Other investments, net	1,608	1,728
Total investments	63,359	61,829
Cash	860	736
Premium installment receivables, net	10,102	9,165
Deferred policy acquisition costs	5,824	5,442
Reinsurance and indemnification recoverables, net	9,083	9,619
Accrued investment income	525	423
Deferred income taxes	816	382
Property and equipment, net	909	987
Goodwill	3,502	3,502
Other assets, net	6,196	5,904
Total assets	101,176	97,989
Liabilities
Reserve for property and casualty insurance claims and claims expense	40,659	37,541
Reserve for future policy benefits	1,309	1,322
Contractholder funds	884	879
Unearned premiums	24,518	22,299
Claim payments outstanding	1,480	1,268
Other liabilities and accrued expenses	9,933	9,353
Debt	7,946	7,964
Total liabilities	86,729	80,626
Commitments and Contingent Liabilities (Note 14)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand and 81.0 thousand shares issued and outstanding, $2,050 and $2,025 aggregate liquidation preference	2,001	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 262 million and 263 million shares outstanding	9	9
Additional capital paid-in	3,811	3,788
Retained income	48,491	50,970
Treasury stock, at cost (638 million and 637 million shares)	(37,149)	(36,857)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	(2,512)	(2,255)
Unrealized foreign currency translation adjustments	(101)	(165)
Unamortized pension and other postretirement prior service credit	15	29
Discount rate for reserve for future policy benefits	28	(1)
Total accumulated other comprehensive loss	(2,570)	(2,392)
Total Allstate shareholders’ equity	14,593	17,488
Noncontrolling interest	(146)	(125)
Total equity	14,447	17,363
Total liabilities and equity	$101,176	$97,989

See notes to condensed consolidated financial statements.
Third Quarter 2023 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	2,001	1,970	1,970	1,970
Preferred stock issuance, net of issuance costs	—	—	587	—
Preferred stock redemption	—	—	(556)	—
Balance, end of period	2,001	1,970	2,001	1,970

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,786	3,740	3,788	3,722
Equity incentive plans activity, net	25	25	23	43
Balance, end of period	3,811	3,765	3,811	3,765

Retained income
Balance, beginning of period	48,766	52,412	50,970	53,288
Net loss	(5)	(659)	(1,677)	(1,012)
Dividends on common stock (declared per share of $0.89, $0.85, $2.67 and $2.55)	(234)	(228)	(703)	(698)
Dividends on preferred stock	(36)	(26)	(99)	(79)
Balance, end of period	48,491	51,499	48,491	51,499

Treasury stock
Balance, beginning of period	(37,131)	(35,858)	(36,857)	(34,471)
Shares acquired	(26)	(665)	(333)	(2,142)
Shares reissued under equity incentive plans, net	8	5	41	95
Balance, end of period	(37,149)	(36,518)	(37,149)	(36,518)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,914)	(2,209)	(2,392)	426
Change in unrealized net capital gains and losses	(667)	(789)	(257)	(3,527)
Change in unrealized foreign currency translation adjustments	(14)	(88)	64	(135)
Change in unamortized pension and other postretirement prior service credit	(5)	(8)	(14)	(38)
Change in discount rate for reserve for future policy benefits	30	52	29	232
Balance, end of period	(2,570)	(3,042)	(2,570)	(3,042)
Total Allstate shareholders’ equity	14,593	17,683	14,593	17,683

Noncontrolling interest
Balance, beginning of period	(145)	(91)	(125)	(52)
Change in unrealized net capital gains and losses	(2)	(6)	2	(26)
Noncontrolling income (loss)	1	(15)	(23)	(34)
Balance, end of period	(146)	(112)	(146)	(112)
Total equity	$14,447	$17,571	$14,447	$17,571

 See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,700)	$(1,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	539	646
Net (gains) losses on investments and derivatives	223	1,167
Pension and other postretirement remeasurement (gains) losses	56	91
Changes in:
Policy benefits and other insurance reserves	3,068	3,464
Unearned premiums	2,216	2,255
Deferred policy acquisition costs	(385)	(567)
Premium installment receivables, net	(934)	(1,022)
Reinsurance recoverables, net	534	99
Income taxes	(532)	(555)
Other operating assets and liabilities	(82)	(381)
Net cash provided by operating activities	3,003	4,151
Cash flows from investing activities
Proceeds from sales
Fixed income securities	17,443	25,577
Equity securities	4,755	8,767
Limited partnership interests	590	786
Other investments	153	1,034
Investment collections
Fixed income securities	1,384	526
Mortgage loans	66	92
Other investments	76	144
Investment purchases
Fixed income securities	(23,708)	(30,103)
Equity securities	(2,316)	(7,613)
Limited partnership interests	(639)	(860)
Mortgage loans	(138)	(104)
Other investments	(234)	(269)
Change in short-term and other investments, net	851	1,094
Purchases of property and equipment, net	(196)	(352)
Proceeds from sale of property and equipment	19	—
Net cash used in investing activities	(1,894)	(1,281)
Cash flows from financing activities
Proceeds from issuance of debt	743	—
Repayment of debt	(750)	—
Proceeds from issuance of preferred stock	587	—
Redemption of preferred stock	(575)	—
Contractholder fund deposits	99	102
Contractholder fund withdrawals	(23)	(31)
Dividends paid on common stock	(692)	(698)
Dividends paid on preferred stock	(71)	(79)
Treasury stock purchases	(335)	(2,150)
Shares reissued under equity incentive plans, net	17	61
Other	15	(52)
Net cash used in financing activities	(985)	(2,847)
Net increase in cash	124	23
Cash at beginning of period	736	763
Cash at end of period	$860	$786

See notes to condensed consolidated financial statements.
Third Quarter 2023 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of September 30, 2023 and for the three and nine month periods ended September 30, 2023 and 2022 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
Subsequent event
On November 1, 2023, the Company announced that it is pursuing the sale of the Allstate Health and Benefits businesses. A sale would likely be completed in 2024.
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

Impact of adoption for reserve for future policy benefits
($ in millions)	Accident and health	Traditional life	Total
Pre-adoption 12/31/2020 balance (1)	$728	$311	$1,039
Adjustments:
Effect of the remeasurement of the reserve at upper-medium grade fixed income-based rate (2)	232	153	385
Adjustments for contracts with net premiums in excess of gross premiums (3)	77	—	77
Total adjustments	309	153	462
Post-adoption 1/1/2021 balance	1,037	464	1,501
Less: reinsurance recoverables (4)	159	3	162
Post-adoption 1/1/2021 balance, after reinsurance recoverables	$878	$461	$1,339
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

Impact of adoption for DAC
($ in millions)	Accident and health	Traditional life	Interest- sensitive life	Total
Pre-adoption 12/31/2020 balance	$343	$32	$95	$470
Adjustment for removal of impact of unrealized gains or losses (1)	—	—	2	2
Post-adoption 1/1/2021 balance	$343	$32	$97	$472
(1)Adjustment reflected with a corresponding increase to AOCI.
Third Quarter 2023 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

Impacts of the adoption on the financial statements

Condensed Consolidated Statements of Operations
	As reported	Impact of change	As adjusted
($ in millions, except per share data)	Three months ended September 30, 2022
Revenues
Accident and health insurance premiums and contract charges	$463	$—	$463
Total revenues	13,208	—	13,208

Costs and expenses
Accident, health and other policy benefits	263	(11)	252
Amortization of deferred policy acquisition costs	1,682	1	1,683
Total costs and expenses	14,128	(10)	14,118

Loss from operations before income tax expense	(920)	10	(910)
Income tax benefit	(237)	1	(236)
Net loss	(683)	9	(674)
Net loss attributable to Allstate	(668)	9	(659)
Net loss applicable to common shareholders	$(694)	$9	$(685)

Earnings per common share:
Net loss applicable to common shareholders per common share - Basic	$(2.58)	$0.03	$(2.55)
Net loss applicable to common shareholders per common share - Diluted	$(2.58)	$0.03	$(2.55)
	Nine months ended September 30, 2022
Revenues
Accident and health insurance premiums and contract charges	$1,398	$(2)	$1,396
Total revenues	37,765	(2)	37,763

Costs and expenses
Accident, health and other policy benefits	801	(16)	785
Amortization of deferred policy acquisition costs	4,913	(4)	4,909
Total costs and expenses	39,203	(20)	39,183

Loss from operations before income tax expense	(1,438)	18	(1,420)
Income tax benefit	(377)	3	(374)
Net loss	(1,061)	15	(1,046)
Net loss attributable to Allstate	(1,027)	15	(1,012)
Net loss applicable to common shareholders	$(1,106)	$15	$(1,091)

Earnings per common share:
Net loss applicable to common shareholders per common share - Basic	$(4.04)	$0.05	$(3.99)
Net loss applicable to common shareholders per common share - Diluted	$(4.04)	$0.05	$(3.99)
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
	As reported	Impact of change	As adjusted
($ in millions)	Three months ended September 30, 2022
Net loss	$(683)	$9	$(674)

Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(789)	—	(789)
Discount rate for reserve for future policy benefits	—	52	52
Other comprehensive loss, after-tax	(885)	52	(833)

Comprehensive loss	(1,568)	61	(1,507)
Comprehensive loss attributable to Allstate	$(1,547)	$61	$(1,486)
	Nine months ended September 30, 2022
Net loss	$(1,061)	$15	$(1,046)

Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(3,525)	(2)	(3,527)
Discount rate for reserve for future policy benefits	—	232	232
Other comprehensive loss, after-tax	(3,698)	230	(3,468)

Comprehensive loss	(4,759)	245	(4,514)
Comprehensive loss attributable to Allstate	$(4,699)	$245	$(4,454)

Condensed Consolidated Statements of Financial Position (unaudited)
	As reported	Impact of change	As adjusted
($ in millions)	December 31, 2022
Assets
Deferred policy acquisition costs	$5,418	$24	$5,442
Reinsurance and indemnification recoverables, net	9,606	13	9,619
Deferred income taxes	386	(4)	382
Other assets, net	5,905	(1)	5,904
Total assets	97,957	32	97,989
Liabilities
Reserve for future policy benefits	1,273	49	1,322
Contractholder funds	897	(18)	879
Unearned premiums	22,311	(12)	22,299
Total liabilities	80,607	19	80,626
Equity
Retained income	50,954	16	50,970
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	(2,253)	(2)	(2,255)
Discount rate for reserve for future policy benefits	—	(1)	(1)
Total AOCI	(2,389)	(3)	(2,392)
Total Allstate shareholders’ equity	17,475	13	17,488
Total equity	17,350	13	17,363
Total liabilities and equity	$97,957	$32	$97,989
Third Quarter 2023 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
	As reported	Impact of change	As adjusted
($ in millions)	Three months ended September 30, 2022
Retained income
Balance, beginning of period	$52,412	$—	$52,412
Net loss	(668)	9	(659)
Balance, end of period	51,490	9	51,499

Accumulated other comprehensive income (loss)
Balance, beginning of period	(2,158)	(51)	(2,209)
Change in unrealized net capital gains and losses	(789)	—	(789)
Change in discount rate for reserve for future policy benefits	—	52	52
Balance, end of period	(3,043)	1	(3,042)

Total Allstate shareholders’ equity	17,673	10	17,683
Total equity	$17,561	$10	$17,571
	Nine months ended September 30, 2022
Retained income
Balance, beginning of period	$53,294	$(6)	$53,288
Net loss	(1,027)	15	(1,012)
Balance, end of period	51,490	9	51,499

Accumulated other comprehensive income (loss)
Balance, beginning of period	655	(229)	426
Change in unrealized net capital gains and losses	(3,525)	(2)	(3,527)
Change in discount rate for reserve for future policy benefits	—	232	232
Balance, end of period	(3,043)	1	(3,042)

Total Allstate shareholders’ equity	17,673	10	17,683
Total equity	$17,561	$10	$17,571

Condensed Consolidated Statements of Cash Flows (unaudited)
	As reported	Impact of change	As adjusted
($ in millions)	Nine months ended September 30, 2022
Cash flows from operating activities
Net loss	$(1,061)	$15	$(1,046)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in:
Policy benefits and other insurance reserves	3,520	(56)	3,464
Unearned premiums	2,256	(1)	2,255
Deferred policy acquisition costs	(562)	(5)	(567)
Reinsurance recoverables, net	56	43	99
Income taxes	(559)	4	(555)
Other operating assets and liabilities	(381)	—	(381)
Net cash provided by operating activities	$4,151	$—	$4,151
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
Annually, in the third quarter, the Company obtains historical premiums and benefits information and evaluates future cash flow assumptions that include mortality, morbidity, and lapses, and updates cash flow assumptions as necessary. The Company has elected to not update the expense assumption when annually reviewing and updating future cash flow assumptions. Actual premiums and benefits and any updates to future cash flow assumptions are incorporated into the calculation of an updated net premium ratio. Updates for actual premiums and benefits and changes to future cash flow assumptions will result in a liability remeasurement gain or loss. The first step to determining the liability remeasurement gain or loss is to calculate the RFPB using revised net premiums discounted at the locked-in discount rate set at contract issuance. The result of the first step is then compared to the carrying amount of the RFPB before the updates for actual experience and changes to future cash flow assumptions. The decrease (gain) or increase (loss) in the RFPB is reported as liability remeasurement gain or loss in net income and presented parenthetically as part of accident, health and other policy benefits on the Condensed Consolidated Statements of Operations. The updated net premium ratio is used in future quarters to measure the RFPB until the next annual update or an earlier date if the Company determines it is necessary to revise future cash flow assumptions based on available evidence, including actual experience.
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
Long-duration voluntary accident and health insurance, traditional life insurance contracts, and interest-sensitive life insurance contracts Voluntary accident and health insurance and traditional life insurance contracts are grouped by product and issue year into cohorts consistent with the cohorts used to calculate the RFPB. Interest-sensitive life insurance contracts are grouped into cohorts by issue year, and the issue year is determined based on contract issue date. DAC is amortized on a constant level basis over the expected contract term and is included in amortization of deferred policy acquisition costs on the Condensed Consolidated Statements of Operations. The constant level basis used for all cohorts is based on policies in force. The expected contract term and mortality, morbidity, and lapse assumptions are used to calculate both DAC amortization and the RFPB. If actual contract lapses are greater than expected lapses for any cohort, each affected cohort’s DAC balance will be reduced in the current period based on the difference between the actual and expected lapses. No adjustments to DAC amortization are recorded if actual contract lapses are less than expected lapses for any cohort. If the Company makes an update to any of its mortality, morbidity, or lapse assumptions, the Company will use the assumptions prospectively to amortize any cohort’s remaining DAC over the remaining expected contract term.
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
Pending accounting standard
In August 2023, the FASB issued guidance requiring a joint venture to initially measure assets contributed and liabilities assumed at fair value as of the formation date. The new guidance will be applied prospectively for joint ventures with a formation date on or after January 1, 2025. The impact of the adoption is not expected to be material to the Company’s results of operations or financial position.
Third Quarter 2023 Form 10-Q 11

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(4)	$(674)	$(1,700)	$(1,046)
Less: Net income (loss) attributable to noncontrolling interest	1	(15)	(23)	(34)
Net loss attributable to Allstate	(5)	(659)	(1,677)	(1,012)
Less: Preferred stock dividends	36	26	99	79
Net loss applicable to common shareholders	$(41)	$(685)	$(1,776)	$(1,091)

Denominator:
Weighted average common shares outstanding	261.8	268.7	262.6	273.5
Effect of dilutive potential common shares (1):
Stock options	—	—	—	—
Restricted stock units (non-participating) and performance stock awards	—	—	—	—
Weighted average common and dilutive potential common shares outstanding	261.8	268.7	262.6	273.5

Earnings per common share - Basic	$(0.16)	$(2.55)	$(6.76)	$(3.99)
Earnings per common share - Diluted (1)	$(0.16)	$(2.55)	$(6.76)	$(3.99)

Anti-dilutive options excluded from diluted earnings per common share	3.1	2.4	3.0	1.6
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	1.5	2.9	1.9	3.3
(1)As a result of the net loss reported for the three and nine month periods ended September 30, 2023 and 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.

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
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Underwriting income (loss) by segment
Allstate Protection	$(331)	$(1,170)	$(3,421)	$(1,749)
Run-off Property-Liability	(83)	(122)	(88)	(127)
Total Property-Liability	(414)	(1,292)	(3,509)	(1,876)

Adjusted net income (loss) by segment, after-tax
Protection Services	27	35	102	131
Allstate Health and Benefits	69	63	182	187
Corporate and Other	(110)	(104)	(310)	(322)

Reconciling items
Property-Liability net investment income	627	632	1,680	1,696
Net gains (losses) on investments and derivatives	(86)	(167)	(223)	(1,167)
Pension and other postretirement remeasurement gains (losses)	(149)	(79)	(56)	(91)
Amortization of purchased intangibles (1)	(23)	(29)	(71)	(86)
Gain (loss) on disposition	(5)	(5)	(4)	6
Non-recurring costs (2)	—	—	(90)	—
Income tax benefit on reconciling items	25	246	501	396
Total reconciling items	389	598	1,737	754

Less: Net income (loss) attributable to noncontrolling interest (3)	2	(15)	(22)	(35)

Net loss applicable to common shareholders	$(41)	$(685)	$(1,776)	$(1,091)
(1)Excludes amortization of purchased intangibles in Property-Liability, which is included above in underwriting income.
(2)Relates to settlement costs for non-recurring litigation that is outside of the ordinary course of business. See Note 14 for additional details.
(3)Reflects net income (loss) attributable to noncontrolling interest in Property-Liability.
Third Quarter 2023 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Property-Liability
Insurance premiums
Auto	$8,345	$7,545	$24,374	$21,974
Homeowners	2,969	2,642	8,662	7,698
Other personal lines	608	540	1,757	1,616
Commercial lines	194	296	628	874
Other business lines	154	134	405	367
Allstate Protection	12,270	11,157	35,826	32,529
Run-off Property-Liability	—	—	—	—
Total Property-Liability insurance premiums	12,270	11,157	35,826	32,529
Other revenue	393	364	1,135	1,066
Net investment income	627	632	1,680	1,696
Net gains (losses) on investments and derivatives	(62)	(123)	(185)	(988)
Total Property-Liability	13,228	12,030	38,456	34,303

Protection Services
Protection plans	392	330	1,126	961
Roadside assistance	51	50	148	152
Finance and insurance products	126	124	382	362
Intersegment premiums and service fees (1)	34	39	102	118
Other revenue	75	84	243	269
Net investment income	19	13	53	34
Net gains (losses) on investments and derivatives	(8)	(13)	(13)	(56)
Total Protection Services	689	627	2,041	1,840

Allstate Health and Benefits
Employer voluntary benefits	253	257	753	777
Group health	111	96	328	285
Individual health	99	110	298	334
Other revenue	104	90	306	277
Net investment income	20	17	60	50
Net gains (losses) on investments and derivatives	(2)	(6)	1	(25)
Total Allstate Health and Benefits	585	564	1,746	1,698

Corporate and Other
Other revenue	20	23	66	72
Net investment income	23	28	81	66
Net gains (losses) on investments and derivatives	(14)	(25)	(26)	(98)
Total Corporate and Other	29	26	121	40

Intersegment eliminations (1)	(34)	(39)	(102)	(118)
Consolidated revenues	$14,497	$13,208	$42,262	$37,763
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 4	Investments

Portfolio composition
($ in millions)	September 30, 2023	December 31, 2022
Fixed income securities, at fair value	$46,771	$42,485
Equity securities, at fair value	2,419	4,567
Mortgage loans, net	830	762
Limited partnership interests	8,363	8,114
Short-term investments, at fair value	3,368	4,173
Other investments, net	1,608	1,728
Total	$63,359	$61,829

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
September 30, 2023
U.S. government and agencies	$8,629	$1	$(385)	$8,245
Municipal	7,044	3	(463)	6,584
Corporate	32,007	16	(2,317)	29,706
Foreign government	1,196	—	(61)	1,135
ABS	1,103	9	(11)	1,101
Total fixed income securities	$49,979	$29	$(3,237)	$46,771

December 31, 2022
U.S. government and agencies	$8,123	$6	$(231)	$7,898
Municipal	6,500	36	(326)	6,210
Corporate	28,562	46	(2,345)	26,263
Foreign government	997	—	(40)	957
ABS	1,188	4	(35)	1,157
Total fixed income securities	$45,370	$92	$(2,977)	$42,485

Scheduled maturities for fixed income securities
($ in millions)	September 30, 2023		December 31, 2022
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$3,536	$3,476	$2,870	$2,836
Due after one year through five years	24,560	23,246	26,546	25,217
Due after five years through ten years	13,038	11,919	11,035	9,870
Due after ten years	7,742	7,029	3,731	3,405
	48,876	45,670	44,182	41,328
ABS	1,103	1,101	1,188	1,157
Total	$49,979	$46,771	$45,370	$42,485
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Fixed income securities	$457	$323	$1,269	$889
Equity securities	15	30	47	100
Mortgage loans	9	8	25	25
Limited partnership interests	190	325	446	841
Short-term investments	59	30	194	42
Other investments	41	38	121	120
Investment income, before expense	771	754	2,102	2,017
Investment expense	(82)	(64)	(228)	(171)
Net investment income	$689	$690	$1,874	$1,846
Third Quarter 2023 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Net gains (losses) on investments and derivatives by asset type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Fixed income securities	$(129)	$(166)	$(397)	$(644)
Equity securities	(35)	(239)	153	(1,222)
Mortgage loans	(1)	1	(4)	—
Limited partnership interests	(6)	(49)	1	(224)
Derivatives	31	299	(28)	889
Other investments	54	(13)	52	34
Net gains (losses) on investments and derivatives	$(86)	$(167)	$(223)	$(1,167)

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales	$(63)	$(175)	$(313)	$(605)
Credit losses	(20)	(6)	(69)	(30)
Valuation change of equity investments (1)	(34)	(285)	187	(1,421)
Valuation change and settlements of derivatives	31	299	(28)	889
Net gains (losses) on investments and derivatives	$(86)	$(167)	$(223)	$(1,167)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gross realized gains	$11	$19	$85	$112
Gross realized losses	(133)	(181)	(459)	(748)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Equity securities	$(32)	$(209)	$31	$(771)
Limited partnership interests carried at fair value	19	(36)	67	8
Total	$(13)	$(245)	$98	$(763)

Credit losses recognized in net income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Assets
Fixed income securities:
Corporate	$(7)	$(2)	$(23)	$(6)
ABS	—	(2)	—	(2)
Total fixed income securities	(7)	(4)	(23)	(8)
Mortgage loans	(1)	1	(4)	—
Limited partnership interests	(9)	(1)	(25)	(4)
Other investments
Bank loans	(2)	(2)	(16)	(18)
Total credit losses by asset type	$(19)	$(6)	$(68)	$(30)

Liabilities
Commitments to fund commercial mortgage loans and bank loans	(1)	—	(1)	—
Total	$(20)	$(6)	$(69)	$(30)
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2023		Gains	Losses
Fixed income securities	$46,771	$29	$(3,237)	$(3,208)
Short-term investments	3,368	—	(1)	(1)
Derivative instruments	—	—	(2)	(2)
Limited partnership interests (1)				(1)
Unrealized net capital gains and losses, pre-tax				(3,212)
Reclassification of noncontrolling interest				21
Deferred income taxes				679
Unrealized net capital gains and losses, after-tax				$(2,512)

December 31, 2022
Fixed income securities	$42,485	$92	$(2,977)	$(2,885)
Short-term investments	4,173	—	(1)	(1)
Derivative instruments	—	—	(3)	(3)
Limited partnership interests (1)				2
Unrealized net capital gains and losses, pre-tax				(2,887)
Reclassification of noncontrolling interest				23
Deferred income taxes				609
Unrealized net capital gains and losses, after-tax				$(2,255)
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of the equity method of accounting (“EMA”) limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.

Change in unrealized net capital gains (losses)
($ in millions)	Nine months ended September 30, 2023
Fixed income securities	$(323)
Short-term investments	—
Derivative instruments	1
Limited partnership interests	(3)
Total	(325)
Reclassification of noncontrolling interest	(2)
Deferred income taxes	70
Decrease in unrealized net capital gains and losses, after-tax	$(257)

Carrying value for limited partnership interests
($ in millions)	September 30, 2023			December 31, 2022
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$5,925	$1,167	$7,092	$5,372	$1,217	$6,589
Real estate	1,076	27	1,103	1,013	29	1,042
Other (1)	168	—	168	483	—	483
Total	$7,169	$1,194	$8,363	$6,868	$1,246	$8,114
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of September 30, 2023 and December 31, 2022, the fair value of short-term investments totaled $3.37 billion and $4.17 billion, respectively.
Third Quarter 2023 Form 10-Q 17

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

Other investments by asset type
($ in millions)	September 30, 2023	December 31, 2022
Bank loans, net	$679	$686
Real estate	700	813
Policy loans	122	120
Derivatives	4	1
Other	103	108
Total	$1,608	$1,728
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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $492 million and $389 million as of September 30, 2023 and December 31, 2022, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Beginning balance	$(29)	$(10)	$(13)	$(6)
Credit losses on securities for which credit losses not previously reported	(8)	(2)	(12)	(2)
Net (increases) decreases related to credit losses previously reported	1	(2)	(11)	(6)
(Increase) decrease of allowance related to sales and other	(1)	1	(1)	1
Write-offs	—	—	—	—
Ending balance	$(37)	$(13)	$(37)	$(13)

Components of credit loss allowance as of September 30
Corporate bonds			$(34)	$(11)
ABS			(3)	(2)
Total			$(37)	$(13)

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2023
Fixed income securities
U.S. government and agencies	119	$4,868	$(234)	128	$3,289	$(151)	$(385)
Municipal	1,713	3,644	(158)	2,057	2,710	(305)	(463)
Corporate	1,112	10,982	(501)	2,200	17,584	(1,816)	(2,317)
Foreign government	68	734	(27)	89	397	(34)	(61)
ABS	90	57	—	170	738	(11)	(11)
Total fixed income securities	3,102	$20,285	$(920)	4,644	$24,718	$(2,317)	$(3,237)
Investment grade fixed income securities	2,954	$19,517	$(895)	4,216	$21,946	$(1,936)	$(2,831)
Below investment grade fixed income securities	148	768	(25)	428	2,772	(381)	(406)
Total fixed income securities	3,102	$20,285	$(920)	4,644	$24,718	$(2,317)	$(3,237)

December 31, 2022
Fixed income securities
U.S. government and agencies	112	$4,900	$(138)	75	$2,393	$(93)	$(231)
Municipal	3,015	3,944	(215)	507	740	(111)	(326)
Corporate	2,085	18,072	(1,389)	845	6,105	(956)	(2,345)
Foreign government	74	739	(22)	42	200	(18)	(40)
ABS	194	874	(27)	83	109	(8)	(35)
Total fixed income securities	5,480	$28,529	$(1,791)	1,552	$9,547	$(1,186)	$(2,977)
Investment grade fixed income securities	4,959	$25,487	$(1,409)	1,437	$8,791	$(1,009)	$(2,418)
Below investment grade fixed income securities	521	3,042	(382)	115	756	(177)	(559)
Total fixed income securities	5,480	$28,529	$(1,791)	1,552	$9,547	$(1,186)	$(2,977)
(1)Includes fixed income securities with fair values of $37 million and $10 million and unrealized losses of $7 million and $5 million with credit loss allowances of $15 million and $11 million as of September 30, 2023 and December 31, 2022, respectively.
Third Quarter 2023 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses by unrealized loss position and credit quality as of September 30, 2023
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(2,444)	$(312)	$(2,756)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(387)	(94)	(481)
Total unrealized losses	$(2,831)	$(406)	$(3,237)
(1)Below investment grade fixed income securities include $25 million that have been in an unrealized loss position for less than twelve months.
(2)Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.
(3)Below investment grade fixed income securities include $94 million that have been in an unrealized loss position for a period of twelve or more consecutive months.
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
As of September 30, 2023, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Loans The Company establishes a credit loss allowance for mortgage loans and bank loans when they are originated or purchased, and for unfunded commitments unless they are unconditionally cancellable by the Company. The Company uses a probability of default and loss given default model for mortgage loans and bank loans to estimate current expected credit losses that considers all relevant information available including past events, current conditions, and reasonable and supportable forecasts over the life of an asset. The Company also considers such factors as historical losses, expected prepayments and various economic factors. For mortgage loans, the Company considers origination vintage year and property level information such as debt service coverage, property type, property location and collateral value. For bank loans, the Company considers the credit rating of the borrower, credit spreads and type of loan. After the reasonable and supportable forecast period, the Company’s model reverts to historical loss trends.
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

Accrued interest
($ in millions)	September 30,	December 31,
	2023	2022
Mortgage loans	$3	$3
Bank Loans	5	3
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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	September 30, 2023							December 31, 2022
($ in millions)	2018 and prior	2019	2020	2021	2022	Current	Total	Total
Below 1.0	$—	$—	$—	$—	$—	$—	$—	$18
1.0 - 1.25	28	12	—	—	—	2	42	42
1.26 - 1.50	24	4	10	—	43	58	139	151
Above 1.50	78	220	42	185	59	76	660	558
Amortized cost before allowance	$130	$236	$52	$185	$102	$136	$841	$769
Allowance							(11)	(7)
Amortized cost, net							$830	$762
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of September 30, 2023 and December 31, 2022.

Rollforward of credit loss allowance for mortgage loans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Beginning balance	$(10)	$(7)	$(7)	$(6)
Net (increases) decreases related to credit losses	(1)	1	(4)	—
Write-offs	—	—	—	—
Ending balance	$(11)	$(6)	$(11)	$(6)
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
Third Quarter 2023 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Bank loans amortized cost by credit rating and year of origination
	September 30, 2023							December 31, 2022
($ in millions)	2018 and prior	2019	2020	2021	2022	Current	Total	Total
NAIC 2 / BBB	$4	$5	$5	$26	$4	$10	$54	$54
NAIC 3 / BB	—	—	1	139	9	46	195	266
NAIC 4 / B	11	17	14	197	34	121	394	329
NAIC 5-6 / CCC and below	35	1	1	23	6	6	72	94
Amortized cost before allowance	$50	$23	$21	$385	$53	$183	$715	$743
Allowance							(36)	(57)
Amortized cost, net							$679	$686

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning balance	$(62)	$(56)	$(57)	$(61)
Net increases related to credit losses	(2)	(2)	(16)	(18)
Reduction of allowance related to sales	28	6	34	27
Write-offs	—	—	3	—
Ending balance	$(36)	$(52)	$(36)	$(52)

Note 5	Fair Value of Assets and Liabilities
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
ABS: The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, collateral performance and credit spreads. Certain ABS are valued based on non-binding broker quotes whose inputs have been corroborated to be market observable. Residential mortgage-backed securities, included in ABS, use prepayment speeds as a primary input for valuation.
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
Third Quarter 2023 Form 10-Q 23

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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of September 30, 2023, the Company has commitments to invest $182 million in these limited partnership interests.
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	September 30, 2023
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$8,232	$13	$—		$8,245
Municipal	—	6,573	11		6,584
Corporate - public	—	22,034	25		22,059
Corporate - privately placed	—	7,588	59		7,647
Foreign government	—	1,135	—		1,135
ABS	—	1,063	38		1,101
Total fixed income securities	8,232	38,406	133		46,771
Equity securities	1,892	144	383		2,419
Short-term investments	1,478	1,874	16		3,368
Other investments	—	20	2	$(16)	6
Other assets	2	—	113		115
Total recurring basis assets	11,604	40,444	647	(16)	52,679
Non-recurring basis	—	—	—		—
Total assets at fair value	$11,604	$40,444	$647	$(16)	$52,679
% of total assets at fair value	22.0%	76.8%	1.2%	—%	100.0%

Investments reported at NAV					1,194
Total					$53,873
Liabilities
Other liabilities	$(3)	$(10)	$—	$4	$(9)
Total recurring basis liabilities	(3)	(10)	—	4	(9)
Total liabilities at fair value	$(3)	$(10)	$—	$4	$(9)
% of total liabilities at fair value	33.3%	111.1%	—%	(44.4)%	100.0%
Third Quarter 2023 Form 10-Q 25

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
As of September 30, 2023 and December 31, 2022, Level 3 fair value measurements of fixed income securities total $133 million and $173 million, respectively, and include $26 million and $70 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $11 million and $21 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.
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
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2023
	Balance as of June 30, 2023	Total gains (losses) included in:		Transfers						Balance as of September 30, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$12	$—	$—	$—	$—	$—	$(1)	$—	$—	$11
Corporate - public	26	—	(1)	—	—	—	—	—	—	25
Corporate - privately placed	60	—	(1)	—	—	—	—	—	—	59
ABS	34	—	—	—	—	4	—	—	—	38
Total fixed income securities	132	—	(2)	—	—	4	(1)	—	—	133
Equity securities	381	15	—	—	—	—	(13)	—	—	383
Short-term investments	6	—	—	—	—	10	—	—	—	16
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	104	9	—	—	—	—	—	—	—	113
Total recurring Level 3 assets	$625	$24	$(2)	$—	$—	$14	$(14)	$—	$—	$647

Rollforward of Level 3 assets and liabilities held at fair value during the nine month period ended September 30, 2023
	Balance as of December 31, 2022	Total gains (losses) included in:		Transfers						Balance as of September 30, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$21	$3	$(1)	$—	$—	$—	$(10)	$—	$(2)	$11
Corporate - public	69	(1)	1	—	—	—	(44)	—	—	25
Corporate - privately placed	55	(11)	—	16	—	1	(2)	—	—	59
ABS	28	—	—	—	—	11	—	—	(1)	38
Total fixed income securities	173	(9)	—	16	—	12	(56)	—	(3)	133
Equity securities	333	22	—	—	—	70	(42)	—	—	383
Short-term investments	6	—	—	—	—	10	—	—	—	16
Other investments	3	(1)	—	—	—	—	—	—	—	2
Other assets	103	10	—	—	—	—	—	—	—	113
Total recurring Level 3 assets	$618	$22	$—	$16	$—	$92	$(98)	$—	$(3)	$647
Third Quarter 2023 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2022
	Balance as of June 30, 2022	Total gains (losses) included in:		Transfers						Balance as of September 30, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$—	$2	$(1)	$—	$—	$—	$—	$19
Corporate - public	77	—	(2)	—	—	—	(7)	—	—	68
Corporate - privately placed	73	1	1	—	—	18	(22)	—	—	71
ABS	18	—	—	—	—	30	—	—	—	48
Total fixed income securities	186	1	(1)	2	(1)	48	(29)	—	—	206
Equity securities	372	(16)	—	—	—	8	(37)	—	—	327
Short-term investments	8	—	—	—	—	—	—	—	(2)	6
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	108	(4)	—	—	—	—	—	—	—	104
Total recurring Level 3 assets	$676	$(19)	$(1)	$2	$(1)	$56	$(66)	$—	$(2)	$645

Rollforward of Level 3 assets and liabilities held at fair value during the nine month period ended September 30, 2022
	Balance as of December 31, 2021	Total gains (losses) included in:		Transfers						Balance as of September 30, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$1	$2	$—	$—	$—	$—	$(2)	$19
Corporate - public	20	—	(6)	—	—	66	(10)	—	(2)	68
Corporate - privately placed	66	20	(1)	—	—	32	(46)	—	—	71
ABS	40	1	—	—	(28)	37	—	—	(2)	48
Total fixed income securities	144	21	(6)	2	(28)	135	(56)	—	(6)	206
Equity securities	349	13	—	—	—	10	(45)	—	—	327
Short-term investments	5	—	—	—	—	23	—	—	(22)	6
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	65	39	—	—	—	—	—	—	—	104
Total recurring Level 3 assets	$565	$73	$(6)	$2	$(28)	$168	$(101)	$—	$(28)	$645

Total Level 3 gains (losses) included in net income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Net investment income	$(1)	$4	$(3)	$17
Net gains (losses) on investments and derivatives	25	(23)	25	56
There were no transfers into Level 3 during the three months ended September 30, 2023. Transfers into Level 3 during the nine months ended September 30, 2023 included situations where securities were written down utilizing an internal price where the inputs have not been corroborated to be market observable resulting in the securities being classified as Level 3.
Transfers into Level 3 during the three and nine months ended September 30, 2022 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
There were no transfers out of Level 3 during the three and nine months ended September 30, 2023. Transfers out of Level 3 during the three and nine months ended September 30, 2022 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of September 30,
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Assets
Fixed income securities:
Corporate - privately placed	$—	$1	$(11)	$1
Total fixed income securities	—	1	(11)	1
Equity securities	15	(16)	21	11
Other investments	—	—	(1)	—
Other assets	9	(4)	10	39
Total recurring Level 3 assets	$24	$(19)	$19	$51
Total included in net income	$24	$(19)	$19	$51

Components of net income
Net investment income	$(1)	$3	$(3)	$16
Net gains (losses) on investments and derivatives	25	(22)	22	35
Total included in net income	$24	$(19)	$19	$51

Assets
Municipal	$—	$—	$—	$1
Corporate - public	(1)	(3)	—	(6)
Corporate - privately placed	(1)	(1)	—	(2)
Changes in unrealized net capital gains and losses reported in OCI	$(2)	$(4)	$—	$(7)

Financial instruments not carried at fair value
($ in millions)		September 30, 2023		December 31, 2022
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$830	$752	$762	$700
Bank loans	Level 3	679	704	686	686

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$47	$47	$50	$50
Debt	Level 2	7,946	7,197	7,964	7,449
Liability for collateral	Level 2	1,746	1,746	2,011	2,011
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 6	Derivative Financial Instruments
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
Third Quarter 2023 Form 10-Q 29

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
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of September 30, 2023
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	10,126	$1	$1	$—
Equity and index contracts
Futures	Other assets	n/a	1,451	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	$267	n/a	3	5	(2)
Contingent consideration	Other assets	250	n/a	113	113	—
Credit default contracts
Credit default swaps – buying protection	Other investments	37	n/a	—	—	—
Total asset derivatives		$554	11,577	$118	$120	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	5,312	$(2)	$—	$(2)
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	1,995	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$354	n/a	12	14	(2)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	567	n/a	(5)	1	(6)
Total liability derivatives		921	7,307	4	$15	$(11)
Total derivatives		$1,475	18,884	$122
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
Third Quarter 2023 Form 10-Q 31

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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2023
Asset derivatives	$20	$(17)	$1	$4	$—	$4
Liability derivatives	(5)	17	(13)	(1)	—	(1)

December 31, 2022
Asset derivatives	$23	$(22)	$—	$1	$—	$1
Liability derivatives	(22)	22	(1)	(1)	—	(1)
(1)All OTC derivatives are subject to enforceable master netting agreements.
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2023
Interest rate contracts	$5	$—	$5
Equity and index contracts	10	(10)	—
Contingent consideration	—	9	9
Foreign currency contracts	17	—	17
Credit default contracts	(1)	—	(1)
Total	$31	$(1)	$30

Nine months ended September 30, 2023
Interest rate contracts	$(12)	$—	$(12)
Equity and index contracts	(6)	8	2
Contingent consideration	—	10	10
Foreign currency contracts	6	—	6
Credit default contracts	(16)	—	(16)
Total	$(28)	$18	$(10)

Three months ended September 30, 2022
Interest rate contracts	$260	$—	$260
Equity and index contracts	9	(8)	1
Contingent consideration	—	(4)	(4)
Foreign currency contracts	40	(6)	34
Credit default contracts	(10)	—	(10)
Other contracts	—	(1)	(1)
Total	$299	$(19)	$280

Nine months ended September 30, 2022
Interest rate contracts	$734	$—	$734
Equity and index contracts	65	(55)	10
Contingent consideration	—	39	39
Foreign currency contracts	84	(8)	76
Credit default contracts	6	—	6
Other contracts	—	(1)	(1)
Total	$889	$(25)	$864
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

OTC cash and securities collateral pledged
($ in millions)	September 30, 2023
Pledged by the Company	$4
Pledged to the Company (1)	16
(1) No collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
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
Third Quarter 2023 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	September 30, 2023				December 31, 2022
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	4	$672	$15	$—	1	$128	$5	$—
A	—	—	—	—	1	192	7	—
Total	4	$672	$15	$—	2	$320	$12	$—
(1)    Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)    Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	September 30, 2023
Pledged by the Company	$178
Received by the Company	—
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

($ in millions)	September 30, 2023	December 31, 2022
Gross liability fair value of contracts containing credit-risk-contingent features	$4	$21
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(4)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(10)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—

Note 7	Variable Interest Entities
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
The Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges. In addition, as of September 30, 2023 and December 31, 2022, the Company holds interests of $123 million in the form of surplus notes included in other liabilities and expenses on the Statement of Assets and Liabilities of the Reciprocal Exchanges that provide capital to the Reciprocal Exchanges and would absorb any expected losses. The Company is therefore the primary beneficiary. In addition, the Company provides quota share reinsurance on the property business of the Reciprocal Exchanges.
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company.

34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $59 million and $173 million of earned premiums for the three and nine months ended September 30, 2023, respectively, compared to $39 million and $122 million for the three and nine months ended September 30, 2022, respectively.
Total costs and expenses were $58 million and $202 million for the three and nine months ended September 30, 2023, respectively, compared to $61 million and $174 million for the three and nine months ended September 30, 2022, respectively.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	September 30, 2023	December 31, 2022
Assets
Fixed income securities	$262	$302
Short-term investments	4	13
Deferred policy acquisition costs	19	15
Premium installment and other receivables, net	42	43
Reinsurance recoverables, net	88	97
Other assets	68	90
Total assets	483	560
Liabilities
Reserve for property and casualty insurance claims and claims expense	191	209
Unearned premiums	148	171
Other liabilities and expenses	294	311
Total liabilities	$633	$691

Note 8	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
Third Quarter 2023 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

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

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Nine months ended September 30,
($ in millions)	2023	2022
Balance as of January 1	$37,541	$33,060
Less recoverables (1)	(9,176)	(9,479)
Net balance as of January 1	28,365	23,581
Incurred claims and claims expense related to:
Current year	31,910	25,792
Prior years	380	1,470
Total incurred	32,290	27,262
Claims and claims expense paid related to:
Current year	(16,593)	(14,020)
Prior years	(12,057)	(9,850)
Total paid	(28,650)	(23,870)
Net balance as of September 30	32,005	26,973
Plus recoverables	8,654	9,556
Balance as of September 30	$40,659	$36,529
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $5.57 billion and $2.33 billion in the nine months ended September 30, 2023 and 2022, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended September 30,
Auto	$27	$643	$6	$(11)	$33	$632
Homeowners	46	50	16	3	62	53
Other personal lines	(3)	(2)	(11)	(3)	(14)	(5)
Commercial lines	13	63	6	1	19	64
Other business lines	1	1	—	1	1	2
Run-off Property-Liability (2)	82	120	—	—	82	120
Protection Services	—	—	—	—	—	—
Total prior year reserve reestimates	$166	$875	$17	$(9)	$183	$866

Nine months ended September 30,
Auto	$146	$1,069	$(41)	$(58)	$105	$1,011
Homeowners	75	104	61	77	136	181
Other personal lines	15	(18)	(23)	4	(8)	(14)
Commercial lines	42	174	9	1	51	175
Other business lines	12	(9)	—	5	12	(4)
Run-off Property-Liability (2)	85	124	—	—	85	124
Protection Services	(1)	(3)	—	—	(1)	(3)
Total prior year reserve reestimates	$374	$1,441	$6	$29	$380	$1,470
(1)Favorable reserve reestimates are shown in parentheses.
(2)The Company’s 2023 and 2022 annual reserve reviews, using established industry and actuarial practices, resulted in unfavorable reestimates of $80 million and $118 million, respectively.
Third Quarter 2023 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Note 9	Reserve for Future Policy Benefits and Contractholder Funds

Rollforward of reserve for future policy benefits (1)
	Nine months ended September 30,
	Accident and health		Traditional life		Total
($ in millions)	2023	2022	2023	2022	2023	2022
Present value of expected net premiums
Beginning balance	$1,464	$1,785	$238	$254	$1,702	$2,039
Beginning balance at original discount rate	1,549	1,604	246	215	1,795	1,819
Effect of changes in cash flow assumptions	(12)	—	34	—	22	—
Effect of actual variances from expected experience	(4)	(138)	4	35	—	(103)
Adjusted beginning balance	1,533	1,466	284	250	1,817	1,716
Issuances	378	301	53	7	431	308
Interest accrual	48	36	8	5	56	41
Net premiums collected	(260)	(254)	(37)	(34)	(297)	(288)
Ending balance at original discount rate	1,699	1,549	308	228	2,007	1,777
Effect of changes in discount rate assumptions	(113)	(96)	(19)	(8)	(132)	(104)
Ending balance	1,586	1,453	289	220	1,875	1,673

Present value of expected future policy benefits
Beginning balance	2,229	2,796	524	673	2,753	3,469
Beginning balance at original discount rate	2,316	2,426	534	511	2,850	2,937
Effect of changes in cash flow assumptions	21	(44)	30	—	51	(44)
Effect of actual variances from expected experience	(24)	(120)	3	26	(21)	(94)
Adjusted beginning balance	2,313	2,262	567	537	2,880	2,799
Issuances	368	293	68	8	436	301
Interest accrual	75	62	18	15	93	77
Benefit payments	(297)	(294)	(30)	(53)	(327)	(347)
Ending balance at original discount rate	2,459	2,323	623	507	3,082	2,830
Effect of changes in discount rate assumptions	(126)	(105)	(38)	(11)	(164)	(116)
Ending balance	$2,333	$2,218	$585	$496	$2,918	$2,714

Net reserve for future policy benefits (1)	$747	$765	$296	$276	$1,043	$1,041
Less: reinsurance recoverables	82	75	2	2	84	77
Net reserve for future policy benefits, after reinsurance recoverables	$665	$690	$294	$274	$959	$964
(1)Excludes $266 million and $277 million of reserves related to short-duration and other contracts as of September 30, 2023 and 2022, respectively.

Revenue and interest recognized in the condensed consolidated statements of operations
($ in millions)	Nine months ended September 30,
	2023	2022
Revenues (1)
Accident and health	$600	$629
Traditional life	77	72
Total	$677	$701

Interest expense (2)
Accident and health	$27	$26
Traditional life	10	10
Total	$37	$36
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
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts.

	As of September 30,
	2023		2022
($ in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Accident and health
Expected future gross premiums	$5,263	$3,600	$4,963	$3,533
Expected future benefits and expenses	3,503	2,333	3,253	2,218
Traditional life
Expected future gross premiums	813	553	624	422
Expected future benefits and expenses	1,153	585	932	496

Key assumptions used in calculating the reserve for future policy benefits
	As of September 30,
	Accident and health		Traditional life
	2023	2022	2023	2022
Weighted-average duration (in years)	4.3	3.7	14.8	13.4
Weighted-average interest rates
Interest accretion rate (discount rate at contract issuance)	4.73%	4.69%	5.43%	5.60%
Current discount rate (upper-medium grade fixed income yield)	5.28	4.73	5.56	5.38
Significant assumptions To determine mortality and morbidity assumptions, the Company uses a combination of its historical experience and industry data. Mortality and morbidity are monitored throughout the year. Historical experience is obtained through annual Company experience studies in the third quarter that consider its historical claim patterns. The lapse assumption is determined based on historical lapses of the Company’s insurance contracts.
The Company performed the annual review of the mortality, morbidity and lapse experience assumptions in the third quarter of 2023 and 2022 resulting in an increase of less than $1 million and a decrease of $4 million, respectively, to the reserve for future policy benefits.
The following table summarizes the ratio of actual to expected experience used in the determination of the reserve for future policy benefits.

	As of September 30,
	Accident and health		Traditional life
	2023	2022	2023	2022
Actual to expected experience
Mortality	n/a	n/a	95%	238%
Morbidity	92%	94%	n/a	n/a
Lapses	116%	123%	89%	75%
n/a = not applicable
Third Quarter 2023 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Contractholder funds

Contractholder funds activity
	Nine months ended September 30,
($ in millions)	2023	2022
Beginning balance	$879	$890
Deposits	99	102
Interest credited	25	25
Benefits	(8)	(15)
Surrenders and partial withdrawals	(15)	(16)
Contract charges	(90)	(88)
Other adjustments	(6)	(5)
Ending balance	$884	$893

Components of contractholder funds
Interest-sensitive life insurance	$837	$841
Fixed annuities	47	52
Total	$884	$893

Weighted-average crediting rate	4.26%	4.28%
Net amount at risk (1)	$11,550	$11,796
Cash surrender value	728	728
(1)Guaranteed benefit amounts in excess of the current account balances.

Account values: comparison of current crediting rate to guaranteed minimum crediting rate (1)
($ in millions) Range of guaranteed minimum crediting rates	At guaranteed minimum	1-50 basis points above	Total
September 30, 2023
Less than 3.00%	$—	$—	$—
3.00% - 3.49%	—	27	27
3.50% - 3.99%	11	—	11
4.00% - 4.49%	437	—	437
4.50% - 4.99%	263	—	263
5.00% or greater	68	—	68
Non-account balances (2)			78
Total	$779	$27	$884

September 30, 2022
Less than 3.00%	$—	$—	$—
3.00% - 3.49%	—	13	13
3.50% - 3.99%	12	—	12
4.00% - 4.49%	438	—	438
4.50% - 4.99%	269	—	269
5.00% or greater	70	—	70
Non-account balances (2)			91
Total	$789	$13	$893
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
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Property and casualty insurance premiums earned	$(514)	$(479)	$(1,455)	$(1,362)
Accident and health insurance premiums and contract charges	(16)	(12)	(35)	(28)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Property and casualty insurance claims and claims expense (1)	$(274)	$(925)	$(534)	$(1,300)
Accident, health and other policy benefits	(7)	39	(32)	22
(1)Includes approximately $60 million of ceded losses related to the Nationwide Reinsurance Program for the nine months ended September 30, 2023. Ceded losses for the three and nine months ended September 30, 2022 included $305 million of expected reinsurance recoveries related to the Florida Excess Catastrophe Reinsurance Program for Hurricane Ian.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	September 30, 2023	December 31, 2022
Property and casualty
Paid and due from reinsurers and indemnitors	$268	$291
Unpaid losses estimated (including IBNR)	8,654	9,176
Total property and casualty	$8,922	$9,467

Accident and health insurance	161	152
Total	$9,083	$9,619

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Property and casualty (1) (2)
Beginning balance	$(61)	$(66)	$(62)	$(66)
(Increase) decrease in the provision for credit losses	—	(5)	1	(5)
Write-offs	—	9	—	9
Ending balance	$(61)	$(62)	$(61)	$(62)

Accident and health insurance
Beginning balance	$(3)	$(8)	$(3)	$(8)
Increase in the provision for credit losses	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$(3)	$(8)	$(3)	$(8)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.
Third Quarter 2023 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

Note 11	Deferred Policy Acquisition Costs

Deferred policy acquisition costs activity
($ in millions)	Accident and health	Traditional life	Interest-sensitive life	Total
Nine months ended September 30, 2023
Accident and health insurance
Long-duration contracts
Beginning balance	$322	$79	$101	$502
Acquisition costs deferred	73	24	12	109
Amortization charged to income	(54)	(17)	(11)	(82)
Experience adjustment	(22)	(1)	(2)	(25)
Total	$319	$85	$100	504
Short-duration contracts				27
Property and casualty				5,293
Ending balance				$5,824

Nine months ended September 30, 2022
Accident and health insurance
Long-duration contracts
Beginning balance	$339	$47	$90	$476
Acquisition costs deferred	66	33	23	122
Amortization charged to income	(55)	(7)	(11)	(73)
Experience adjustment	(26)	(1)	(1)	(28)
Total	$324	$72	$101	497
Short-duration contracts				24
Property and casualty				4,770
Ending balance				$5,291
42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 12	Capital Structure
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
LIBOR-linked debt Interest on the 5.100% Subordinated Debentures was payable quarterly at the stated fixed annual rate to January 14, 2023, or any earlier redemption date, and then at an annual rate equal to the three-month LIBOR plus 3.165%. Interest on the 5.750% Subordinated Debentures was payable semi-annually at the stated fixed annual rate to August 14, 2023, or any earlier redemption date, and then quarterly at an annual rate equal to the three-month LIBOR plus 2.938%. The Company may elect to defer payment of interest on the Subordinated Debentures for one or more consecutive interest periods that do not exceed five years. During a deferral period, interest will continue to accrue on the
Subordinated Debentures at the then-applicable rate and deferred interest will compound on each interest payment date. If all deferred interest on the Subordinated Debentures is paid, the Company can again defer interest payments.
The administrator of LIBOR ceased the publication of the one week and two month U.S. dollar (“USD”) LIBOR settings December 31, 2021, and the remaining USD LIBOR settings ceased following the LIBOR publication on June 30, 2023. The Subordinated Debentures allow for the use of an alternative methodology to determine the interest rate if LIBOR is no longer available. The Federal Reserve Board adopted a final rule that implemented the Adjustable Interest Rate (LIBOR) Act on December 16, 2022. This guidance impacts the alternative rate methodology utilized by the Subordinated Debentures.
Both Subordinated Debentures replaced the three-month LIBOR with the CME Term SOFR Reference Rate published for a three-month tenor plus a spread adjustment of 0.26161% effective for interest paid under the terms of each of the Subordinated Debentures after June 30, 2023, as shown in the table below.

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
Third Quarter 2023 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

Note 13	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $87 million and $14 million during the three months ended September 30, 2023 and 2022, respectively, and $141 million and $27 million during the nine months ended September 30, 2023 and 2022, respectively.
Restructuring expenses during the third quarter of 2023 primarily relate to implementing actions to achieve the organizational transformation component of the Transformative Growth plan designed to streamline the organization and outsource operations. Restructuring expenses during the first nine months of 2023 primarily relate to the organizational transformation and real estate costs related to facilities being vacated. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Organizational transformation
($ in millions)
Expected program charges	$95
2023 expenses	(76)
Remaining program charges	$19
These charges are primarily recorded in the Allstate Protection segment. The Company expects these actions will be completed in 2024.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2022	$27	$7	$34
Expense incurred	92	56	148
Adjustments to liability	(1)	(6)	(7)
Payments and non-cash charges	(35)	(56)	(91)
Restructuring liability as of September 30, 2023	$83	$1	$84
As of September 30, 2023, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $91 million for employee costs and $185 million for exit costs.

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
44 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The aggregate liability balance related to all guarantees was not material as of September 30, 2023.
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
Third Quarter 2023 Form 10-Q 45

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $67 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
The Company is defending putative class actions in various courts that raise challenges to the
46 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Sims, et al. v. Allstate Fire and Casualty Insurance Company, et al. (W.D. Tex. filed June 2022); Thompson, et al. v. Allstate Insurance Company (Circuit Court of Cole Co., Mo. filed June 2022); Hill v. Allstate Vehicle and Property Insurance Company (Circuit Court of Cole Co., Mo. filed October 2022); Tabuga v. Allstate Vehicle and Property Insurance Company (D. Md. filed April 2023); and Hernandez v. Allstate Vehicle and Property Insurance Company (D. Ariz. filed April 2023) (the Shumway plaintiff was substituted with Hernandez). No classes have been certified in any of these matters. The court granted final approval of a class-wide settlement in: Perry v. Allstate Indemnity Company, et al. (N.D. Ohio filed May 2016); Lado v. Allstate Vehicle and Property Insurance Company (S.D. Ohio filed March 2020); Maniaci v. Allstate Insurance Company (N.D. Ohio filed March 2020); Ferguson-Luke, et al. v. Allstate Property and Casualty Insurance Company (N.D. Ohio filed April 2020); Mitchell, et al. v. Allstate Vehicle and Property Insurance Company, et al. (S.D. Ala. filed August 2021).
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
The following cases are currently pending against the Company: Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D.N.Y. filed December 2018); Durgin v. Allstate Property and Casualty Insurance Company (W.D. La. filed June 2019); Bass v. Imperial Fire and Casualty Insurance Company (W.D. La. filed February 2022); Cummings v. Allstate Property and Casualty Insurance Company (M.D. La. filed April 2022); Golla v. Allstate Insurance Company (N.D. Ohio filed June 2023); and Bibbs v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (N.D. Ohio filed August 2023).
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
Third Quarter 2023 Form 10-Q 47

Notes to Condensed Consolidated Financial Statements

Subsequently, on June 28, 2023, the parties reached an agreement in principle to settle the action, without any admission of liability or wrongdoing. On September 26, 2023, an order was entered by the district court granting preliminary approval of the class settlement. The settlement is subject to final approval by the district court and any appeals therefrom. The final approval hearing is scheduled for December 19, 2023.
The Company is continuing to defend two putative class actions in California federal court, Holland Hewitt v. Allstate Life Insurance Company (E.D. Cal. filed May 2020) and Farley v. Lincoln Benefit Life Company (E.D. Cal. filed Dec. 2020), following the sale of ALIC. On April 19, 2023, the court certified a class in Farley. On September 28, 2023, the Ninth Circuit accepted Lincoln Benefit Life Company’s petition to appeal the district court’s class certification ruling. There has been no ruling on plaintiff’s motion for class certification in Hewitt. In these cases, plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. Similar litigation is pending against other insurance carriers. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the statutes’ effective date. The Company asserts various defenses to plaintiffs’ claims and to class certification.

Note 15	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Pension benefits
Service cost	$34	$22	$99	$79
Interest cost	58	59	176	157
Expected return on plan assets	(78)	(85)	(234)	(295)
Amortization of prior service credit	—	(2)	—	(27)
Costs and expenses	14	(6)	41	(86)
Remeasurement of projected benefit obligation	(211)	(254)	(156)	(1,427)
Remeasurement of plan assets	369	335	219	1,563
Remeasurement (gains) losses	158	81	63	136
Pension net cost	$172	$75	$104	$50

Postretirement benefits
Service cost	$—	$—	$—	$1
Interest cost	3	3	8	7
Amortization of prior service credit	(6)	(7)	(18)	(19)
Costs and expenses	(3)	(4)	(10)	(11)
Remeasurement of projected benefit obligation	(9)	(2)	(7)	(45)
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	(9)	(2)	(7)	(45)
Postretirement net benefit	$(12)	$(6)	$(17)	$(56)

Pension and postretirement benefits
Costs and expenses	$11	$(10)	$31	$(97)
Remeasurement (gains) losses	149	79	56	91
Total net cost (benefit)	$160	$69	$87	$(6)
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
48 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Pension and postretirement benefits remeasurement gains and losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$(231)	$(284)	$(180)	$(1,289)
Other assumptions	11	28	17	(183)
Remeasurement of plan assets (gains) losses	369	335	219	1,563
Remeasurement (gains) losses	$149	$79	$56	$91
Remeasurement losses for the third quarter and first nine months of 2023 are primarily related to unfavorable asset performance compared to expected return on plan assets, partially offset by an increase in the liability discount rate.
The weighted average discount rate used to measure the pension benefit obligation increased to 6.16% at September 30, 2023 compared to 5.50% at June 30, 2023, 5.33% at March 31, 2023 and 5.64% at December 31, 2022 resulting in gains for the third quarter and the first nine months of 2023.
For the third quarter of 2023, the actual return on plan assets was lower than the expected return due to lower equity and fixed income valuations from higher market yields during the quarter. For the first nine months of 2023, the actual return on plan assets was lower than the expected return due to lower fixed income valuations from higher market yields, partially offset by higher equity valuations.

Note 16	Supplemental Cash Flow Information
Non-cash investing activities include $54 million and $111 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, real estate and limited partnerships for the nine months ended September 30, 2023 and 2022, respectively. Non-cash investing activities include $15 million related to right-of-use real estate obtained in exchange for lease obligations and $123 million related to debt assumed by purchaser on sale of real estate for the nine months ended September 30, 2023.
Non-cash financing activities include $38 million and $65 million related to the issuance of Allstate common shares for vested equity awards for the nine months ended September 30, 2023 and 2022, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $101 million and $127 million for the nine months ended September 30, 2023 and 2022, respectively. Non-cash operating activities include $26 million and $17 million related to right-of-use assets obtained in exchange for lease obligations for the nine months ended September 30, 2023 and 2022, respectively.
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

($ in millions)	Nine months ended September 30,
	2023	2022
Net change in proceeds managed
Net change in fixed income securities	$207	$(473)
Net change in short-term investments	58	(285)
Operating cash flow provided (used)	265	(758)
Net change in cash	—	1
Net change in proceeds managed	$265	$(757)

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of period	$(2,011)	$(1,444)
Liabilities for collateral, end of period	(1,746)	(2,201)
Operating cash flow (used) provided	$(265)	$757
Third Quarter 2023 Form 10-Q 49

Notes to Condensed Consolidated Financial Statements

Note 17	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(974)	$210	$(764)	$(1,161)	$246	$(915)
Less: reclassification adjustment of realized capital gains and losses	(121)	24	(97)	(159)	33	(126)
Unrealized net capital gains and losses	(853)	186	(667)	(1,002)	213	(789)
Unrealized foreign currency translation adjustments	(18)	4	(14)	(112)	24	(88)
Unamortized pension and other postretirement prior service credit (1)	(6)	1	(5)	(9)	1	(8)
Discount rate for reserve for future policy benefits	38	(8)	30	66	(14)	52
Other comprehensive (loss) income	$(839)	$183	$(656)	$(1,057)	$224	$(833)

	Nine months ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(717)	$152	$(565)	$(5,083)	$1,080	$(4,003)
Less: reclassification adjustment of realized capital gains and losses	(390)	82	(308)	(602)	126	(476)
Unrealized net capital gains and losses	(327)	70	(257)	(4,481)	954	(3,527)
Unrealized foreign currency translation adjustments	81	(17)	64	(171)	36	(135)
Unamortized pension and other postretirement prior service credit (1)	(18)	4	(14)	(47)	9	(38)
Discount rate for reserve for future policy benefits	37	(8)	29	294	(62)	232
Other comprehensive (loss) income	$(227)	$49	$(178)	$(4,405)	$937	$(3,468)
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
50 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
The Allstate Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2023, the related condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and nine month periods ended September 30, 2023 and 2022, and of cash flows for the nine month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 1, 2023
Third Quarter 2023 Form 10-Q 51

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
Macroeconomic Impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity, such as U.S. government fiscal and monetary policies, banking system instability, the Russia/Ukraine and Israel/Hamas conflicts and the remaining impacts of the Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”), through longer-term impacts such as supply chain disruptions, labor shortages and other macroeconomic factors that have increased inflation.
Inflation continues to remain elevated, which led to increases in interest rates by the Federal Reserve and a widening of credit spreads reflecting ongoing recession concerns. Many foreign governmental authorities and central banks have also responded to inflationary pressure, generally through more restrictive monetary policy, such as increasing target interest rates. These actions could create significant economic uncertainty. Market volatility resulting from these factors and from disruptions in the banking industry have and may continue to impact our investment valuations and returns.
These factors have affected our operations and may continue to significantly affect our results of operations, financial condition and liquidity and should be considered when comparing the current period to prior periods. This is not inclusive of all potential impacts and should not be treated as such. Within the MD&A, we have included further disclosures related to macroeconomic impacts on our 2023 results.

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

52 www.allstate.com

Highlights

Consolidated net income (loss) applicable to common shareholders
($ in millions)

Q1	Q2	Q3

Consolidated net loss applicable to common shareholders was $41 million in the third quarter of 2023 compared to a loss of $685 million in the third quarter of 2022, primarily due to higher Property-Liability premiums earned and lower unfavorable prior year reserve reestimates. Net loss was $1.78 billion in the first nine months of 2023 compared to a loss of $1.09 billion in the first nine months of 2022 primarily due to higher catastrophe losses and higher incurred losses driven by severity, partially offset by increased Property-Liability premiums earned, lower unfavorable prior year reserve reestimates and gains on equity valuations in 2023 compared to losses in 2022.

For the nine months ended September 30, 2023, return on Allstate common shareholders’ equity was (14.7)%.

Total revenue
($ in millions)

Total revenues increased 9.8% to $14.50 billion and increased 11.9% to $42.26 billion in the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022 due to an increase of 10.1% and 10.2% in property and casualty insurance premiums earned in the third quarter and first nine months of 2023, respectively, compared to the third quarter and first nine months of 2022 and net gains on equity valuations in the first nine months of 2023 compared to losses in 2022.

Net investment income
($ in millions)

Net investment income decreased $1 million to $689 million in the third quarter of 2023, primarily due to lower performance-based investment results, partially offset by higher market-based income reflecting higher fixed income portfolio yields and investment balances. Net investment income increased $28 million to $1.87 billion in the first nine months of 2023 compared to the same periods of 2022, primarily due to higher market-based income reflecting higher fixed income portfolio yields and investment balances, partially offset by lower performance-based investment results.

Third Quarter 2023 Form 10-Q 53

Financial highlights
Investments totaled $63.36 billion as of September 30, 2023, increasing from $61.83 billion as of December 31, 2022.
Allstate shareholders’ equity was $14.59 billion as of September 30, 2023, decreasing from $17.49 billion as of December 31, 2022, primarily due to a net loss, dividends paid to shareholders, common share repurchases, and higher unrealized net capital losses on investments.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $47.79, a decrease of 18.2% from $58.39 as of September 30, 2022, and a decrease of 17.8% from $58.12 as of December 31, 2022.

Return on average Allstate common shareholders’ equity For the twelve months ended September 30, 2023, return on Allstate common shareholders’ equity was (14.7)%, a decrease of 13.2 points from (1.5)% for the twelve months ended September 30, 2022. The decrease was primarily due to a net loss applicable to common shareholders for the trailing twelve-month period ending September 30, 2023 and a decrease in average Allstate common shareholders’ equity.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement losses of $149 million in the third quarter due to lower equity and fixed income valuations from higher market yields during the quarter. We recorded losses of $56 million in the first nine months of 2023 due to lower fixed income valuations from higher market yields, partially offset by higher equity valuations.
Summarized consolidated financial results

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Revenues
Property and casualty insurance premiums	$12,839	$11,661	$37,482	$34,004
Accident and health insurance premiums and contract charges	463	463	1,379	1,396
Other revenue	592	561	1,750	1,684
Net investment income	689	690	1,874	1,846
Net gains (losses) on investments and derivatives	(86)	(167)	(223)	(1,167)
Total revenues	14,497	13,208	42,262	37,763

Costs and expenses
Property and casualty insurance claims and claims expense	(10,237)	(10,073)	(32,290)	(27,262)
Accident, health and other policy benefits	(262)	(252)	(785)	(785)
Amortization of deferred policy acquisition costs	(1,841)	(1,683)	(5,374)	(4,909)
Operating, restructuring and interest expenses	(1,946)	(1,941)	(5,686)	(5,872)
Pension and other postretirement remeasurement gains (losses)	(149)	(79)	(56)	(91)
Amortization of purchased intangibles	(83)	(90)	(246)	(264)
Total costs and expenses	(14,518)	(14,118)	(44,437)	(39,183)

Loss from operations before income tax expense	(21)	(910)	(2,175)	(1,420)

Income tax benefit	17	236	475	374

Net loss	(4)	(674)	(1,700)	(1,046)

Less: Net income (loss) attributable to noncontrolling interest	1	(15)	(23)	(34)

Net loss attributable to Allstate	(5)	(659)	(1,677)	(1,012)

Preferred stock dividends	(36)	(26)	(99)	(79)

Net loss applicable to common shareholders	$(41)	$(685)	$(1,776)	$(1,091)
Segment highlights
Allstate Protection underwriting loss was $331 million in the third quarter of 2023 compared to underwriting loss of $1.17 billion in the third quarter of 2022 due to increased premiums earned and lower unfavorable non-catastrophe reserve reestimates, partially offset by higher losses. Underwriting loss totaled $3.42 billion in the first nine months of 2023 compared to underwriting loss of $1.75 billion in the first nine months of 2022 due to higher losses primarily for auto insurance, partially offset by increased premiums and lower unfavorable reserve reestimates.
We are executing a comprehensive plan to improve auto insurance profitability, by raising rates, reducing operating expenses and advertising, implementing underwriting restrictions in underperforming states and enhancing claims processes to manage loss costs.
Catastrophe losses were $1.18 billion and $5.57 billion in the third quarter and first nine months of 2023, respectively, compared to $763 million and $2.33 billion in the third quarter and first nine months of 2022, respectively.
54 www.allstate.com

Premiums written increased 10.5% to $13.30 billion and 9.9% to $37.71 billion in the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022, reflecting higher premiums in both Allstate and National General brands.
Protection Services adjusted net income was $27 million in the third quarter of 2023 compared to $35 million in the third quarter of 2022. Adjusted net income was $102 million in the first nine months of 2023 compared to $131 million in the first nine months of 2022. The decrease in both periods was due to Allstate Protection Plans higher appliance and furniture claim severity, lower margins at Allstate Dealer Services, lower third-party advertising sales at Arity and higher restructuring charges across multiple businesses, partially offset by improved margins at Allstate Roadside and lower expenses at Allstate Identity Protection.
Premiums and other revenue increased 9.5% or $56 million and 8.9% or $155 million in the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022, primarily due to Allstate Protection Plans.
Allstate Health and Benefits adjusted net income was $69 million in the third quarter of 2023 compared to $63 million in the third quarter of 2022, primarily due to increases in group and individual health, partially offset by a decline in employer voluntary benefits. Adjusted net income was $182 million in the first nine months of 2023 compared to $187 million in the first nine months of 2022, primarily due to a decline in employer voluntary benefits, partially offset by increases in group and individual health.
Premiums and contract charges were $463 million in the third quarter of 2023 and comparable to the third quarter of 2022. Premiums and contract charges decreased 1.2% to $1.38 billion in the first nine months of 2023 compared to the same period of 2022, primarily due to a decline in individual health and employer voluntary benefits, partially offset by growth in group health.
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
Third Quarter 2023 Form 10-Q 55

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
56 www.allstate.com

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

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions, except ratios)	2023	2022	2023	2022
Premiums written	$13,304	$12,037	$37,707	$34,307
Premiums earned	$12,270	$11,157	$35,826	$32,529
Other revenue	393	364	1,135	1,066
Claims and claims expense	(10,077)	(9,934)	(31,832)	(26,867)
Amortization of DAC	(1,533)	(1,414)	(4,481)	(4,117)
Other costs and expenses	(1,333)	(1,390)	(3,861)	(4,285)
Restructuring and related charges (1)	(74)	(14)	(121)	(24)
Amortization of purchased intangibles	(60)	(61)	(175)	(178)
Underwriting (loss) income	$(414)	$(1,292)	$(3,509)	$(1,876)

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$1,164	$772	$5,562	$2,304
Catastrophe reserve reestimates (2)	17	(9)	6	29
Total catastrophe losses	$1,181	$763	$5,568	$2,333

Non-catastrophe reserve reestimates (2)	$166	$875	$375	$1,444
Prior year reserve reestimates (2)	183	866	381	1,473

GAAP operating ratios
Loss ratio	82.2	89.0	88.9	82.6
Expense ratio (3)	21.2	22.6	20.9	23.2
Combined ratio	103.4	111.6	109.8	105.8
Effect of catastrophe losses on combined ratio	9.6	6.8	15.5	7.2
Effect of prior year reserve reestimates on combined ratio	1.5	7.7	1.1	4.6
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.1	(0.1)	—	0.1
Effect of restructuring and related charges on combined ratio (1)	0.6	0.1	0.3	0.1
Effect of amortization of purchased intangibles on combined ratio	0.5	0.6	0.5	0.5
Effect of Run-off Property-Liability business on combined ratio	0.7	1.1	0.3	0.4
(1)Restructuring and related charges for the third quarter of 2023 primarily relate to implementing actions to achieve the organizational transformation component of the Transformative Growth plan designed to streamline the organization and outsource operations. Restructuring and related charges for the first nine months of 2023 primarily relate to the organizational transformation and real estate costs related to facilities being vacated. See Note 13 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
Third Quarter 2023 Form 10-Q 57

Segment Results Allstate Protection
Allstate Protection Segment

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Premiums written	$13,304	$12,037	$37,707	$34,307
Premiums earned	$12,270	$11,157	$35,826	$32,529
Other revenue	393	364	1,135	1,066
Claims and claims expense	(9,995)	(9,814)	(31,747)	(26,743)
Amortization of DAC	(1,533)	(1,414)	(4,481)	(4,117)
Other costs and expenses	(1,332)	(1,388)	(3,858)	(4,282)
Restructuring and related charges	(74)	(14)	(121)	(24)
Amortization of purchased intangibles	(60)	(61)	(175)	(178)
Underwriting loss	$(331)	$(1,170)	$(3,421)	$(1,749)
Catastrophe losses	$1,181	$763	$5,568	$2,333
Underwriting loss improved to $331 million in the third quarter compared to underwriting loss of $1.17 billion in the third quarter of 2022 due to increased premiums earned and lower unfavorable non-catastrophe reserve reestimates, partially offset by higher losses. Underwriting loss was $3.42 billion in the first nine months of 2023 compared to underwriting loss of $1.75 billion in the first nine months of 2022 due to higher losses primarily for auto insurance, partially offset by increased premiums and lower unfavorable reserve reestimates. We are executing a comprehensive plan to improve auto insurance profitability, by raising rates, reducing operating expenses and advertising, implementing underwriting restrictions in underperforming states and enhancing claims processes to manage loss costs.

Change in underwriting results from prior year period - three months ended
($ in millions)

Change in underwriting results from prior year period - nine months ended
($ in millions)

58 www.allstate.com

Allstate Protection Segment Results

Underwriting income (loss) by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended September 30,
Auto	$(75)	$(1,222)	$(103)	$(93)	$(178)	$(1,315)
Homeowners (1)	(69)	268	(62)	(2)	(131)	266
Other personal lines	1	(3)	5	(7)	6	(10)
Commercial lines	(54)	(116)	(6)	(1)	(60)	(117)
Other business lines (1)	29	24	(1)	(21)	28	3
Answer Financial	—	—	—	—	4	3
Total	$(168)	$(1,049)	$(167)	$(124)	$(331)	$(1,170)

Nine months ended September 30,
Auto	$(953)	$(1,937)	$(249)	$(103)	$(1,202)	$(2,040)
Homeowners (1)	(1,772)	504	(200)	(30)	(1,972)	474
Other personal lines	(159)	20	6	(1)	(153)	19
Commercial lines	(178)	(280)	(3)	6	(181)	(274)
Other business lines (1)	75	70	3	(5)	78	65
Answer Financial	—	—	—	—	9	7
Total	$(2,987)	$(1,623)	$(443)	$(133)	$(3,421)	$(1,749)
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

Premiums written by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended September 30,
Auto	$7,206	$6,704	$1,564	$1,156	$8,770	$7,860
Homeowners	3,118	2,803	407	342	3,525	3,145
Other personal lines	621	564	55	42	676	606
Commercial lines	75	233	65	52	140	285
Other business lines	—	—	193	141	193	141
Total premiums written	$11,020	$10,304	$2,284	$1,733	$13,304	$12,037

Nine months ended September 30,
Auto	$20,853	$19,386	$4,535	$3,506	$25,388	$22,892
Homeowners	8,265	7,488	1,175	946	9,440	8,434
Other personal lines	1,734	1,609	165	110	1,899	1,719
Commercial lines	398	718	169	158	567	876
Other business lines	—	—	413	386	413	386
Total premiums written	$31,250	$29,201	$6,457	$5,106	$37,707	$34,307
Third Quarter 2023 Form 10-Q 59

Segment Results Allstate Protection

Premiums earned by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2023	2022	2023	2022	2023	2022
Three months ended September 30,
Auto	$6,910	$6,416	$1,435	$1,129	$8,345	$7,545
Homeowners	2,613	2,350	356	292	2,969	2,642
Other personal lines	554	505	54	35	608	540
Commercial lines	138	246	56	50	194	296
Other business lines	—	—	154	134	154	134
Total premiums earned	$10,215	$9,517	$2,055	$1,640	$12,270	$11,157

Nine months ended September 30,
Auto	$20,342	$18,742	$4,032	$3,232	$24,374	$21,974
Homeowners	7,638	6,841	1,024	857	8,662	7,698
Other personal lines	1,615	1,511	142	105	1,757	1,616
Commercial lines	474	722	154	152	628	874
Other business lines	—	—	405	367	405	367
Total premiums earned	$30,069	$27,816	$5,757	$4,713	$35,826	$32,529

Reconciliation of premiums written to premiums earned
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Total premiums written	$13,304	$12,037	$37,707	$34,307
(Increase) decrease in unearned premiums	(1,082)	(852)	(1,962)	(1,709)
Other	48	(28)	81	(69)
Total premiums earned	$12,270	$11,157	$35,826	$32,529

Policies in force by brand and by line of business
	Allstate brand		National General		Allstate Protection
PIF (thousands)	2023	2022	2023	2022	2023	2022
Auto	20,546	21,853	4,830	4,278	25,376	26,131
Homeowners	6,627	6,599	670	638	7,297	7,237
Other personal lines	4,555	4,637	329	293	4,884	4,930
Commercial lines	174	204	122	106	296	310
Total	31,902	33,293	5,951	5,315	37,853	38,608
Auto insurance premiums written increased 11.6% or $910 million in the third quarter of 2023 compared to the third quarter of 2022 and 10.9% or $2.50 billion in the first nine months of 2023 compared to the first nine months of 2022, primarily due to the following factors:
•Increased average premiums driven by rate increases primarily taken in 2022. Additionally, in the nine months ended September 30, 2023:
–Rate increases of 11.0% were taken for Allstate brand in 51 locations, resulting in total Allstate brand insurance premium impact of 9.5%
–Rate increases of 12.7% were taken for National General brand in 46 locations, resulting in total National General brand insurance premium impact of 8.8%
•We expect to continue to pursue rate increases for both Allstate and National General brands for the remainder of 2023 to improve auto insurance profitability
•PIF decreased 2.9% or 755 thousand to 25,376 thousand as of September 30, 2023 compared to September 30, 2022
•Renewal ratio decreased 2.1 and 1.9 points in the third quarter and the first nine months of 2023, respectively, compared to the third quarter and first nine months of 2022
•Decreased new issued applications driven by the direct and exclusive agency channels, partially offset by growth in the independent agency channel
•The impact of the ongoing rate increases, underwriting restrictions in markets with returns below target levels and temporary reductions in advertising have and may continue to have an adverse effect on the renewal ratio, premiums and future PIF growth

60 www.allstate.com

Allstate Protection Segment Results

Auto premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	751	933	(19.5)%	2,226	2,856	(22.1)%
National General	754	648	16.4%	2,291	2,038	12.4%
Total new issued applications	1,505	1,581	(4.8)%	4,517	4,894	(7.7)%

Allstate Protection by channel
Exclusive agency channel	582	624	(6.7)%	1,745	1,842	(5.3)%
Direct channel	398	535	(25.6)%	1,276	1,737	(26.5)%
Independent agency channel	525	422	24.4%	1,496	1,315	13.8%
Total new issued applications	1,505	1,581	(4.8)%	4,517	4,894	(7.7)%

Allstate brand average premium	$772	$667	15.7%	$745	$646	15.3%
Allstate brand renewal ratio (%)	84.9	87.0	(2.1)	85.4	87.3	(1.9)
Homeowners insurance premiums written increased 12.1% or $380 million in the third quarter of 2023 compared to the third quarter of 2022 and increased 11.9% or $1.01 billion in the first nine months of 2023 compared to the first nine months of 2022, primarily due to the following factors:
•Higher Allstate brand average premiums from implemented rate increases primarily taken in 2022 and inflation in insured home replacement costs, combined with policies in force growth
•In the nine months ended September 30, 2023, rate increases of 14.4% were taken for Allstate brand in 39 locations, resulting in total Allstate brand insurance premium impact of 9.5%
•National General policy growth may be negatively impacted in future quarters as we improve underwriting margins to targeted levels in current books of business through underwriting and rate actions. In the nine months ended September 30,
2023, rate increases of 19.5% were taken for National General brand in 22 locations, resulting in total National General brand insurance premium impact of 6.5%
•Decreased new issued applications in the direct and exclusive agency channels, partially offset by growth in the independent agency channel
•Policy growth is being reduced in states and lines of business that are underperforming. We are no longer writing new homeowners business in California and Florida, and we may take further actions to reduce our exposure, which have and will continue to negatively impact premiums
•The impact of the ongoing rate increases and temporary reductions in advertising have and may continue to have an adverse effect on the renewal ratio, premiums and future PIF growth

Homeowners premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	248	267	(7.1)%	712	765	(6.9)%
National General	54	41	31.7%	135	108	25.0%
Total new issued applications	302	308	(1.9)%	847	873	(3.0)%

Allstate Protection by channel
Exclusive agency channel	211	219	(3.7)%	609	642	(5.1)%
Direct channel	22	24	(8.3)%	60	74	(18.9)%
Independent agency channel	69	65	6.2%	178	157	13.4%
Total new issued applications	302	308	(1.9)%	847	873	(3.0)%

Allstate brand average premium	$1,851	$1,635	13.2%	$1,792	$1,596	12.3%
Allstate brand renewal ratio (%)	86.8	87.4	(0.6)	86.5	86.9	(0.4)
Other personal lines premiums written increased 11.6% or $70 million in the third quarter of 2023 compared to the third quarter of 2022 and increased 10.5% or $180 million in the first nine months of 2023 compared to the first nine months of 2022, primarily due to increases in landlords and condominiums for Allstate brand. We are no longer writing condominium new business in California and Florida, we are non-renewing certain policies in Florida, and we are taking
Third Quarter 2023 Form 10-Q 61

Segment Results Allstate Protection
further actions to reduce exposure in Florida, which will continue to negatively impact premiums.
Commercial lines premiums written decreased 50.9% or $145 million in the third quarter of 2023 compared to the third quarter of 2022 and decreased 35.3% or $309 million in the first nine months of 2023 compared to the first nine months of 2022, due to profitability actions taken to no longer offer coverage to transportation network companies unless the contracts utilize telematics-based pricing and the Allstate brand exiting traditional commercial insurance in five states, including non-renewals in 2023.
Other business lines premiums written increased 36.9% or $52 million in the third quarter of 2023 compared to the third quarter of 2022 and increased 7.0% or $27 million in the first nine months of 2023 compared to the first nine months of 2022.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2023	2022	2023	2022	2023	2022
Three months ended September 30,
Auto	81.4	95.3	20.7	22.1	102.1	117.4
Homeowners	82.4	67.4	22.0	22.5	104.4	89.9
Other personal lines	78.6	76.1	20.4	25.8	99.0	101.9
Commercial lines	102.0	120.6	28.9	18.9	130.9	139.5
Other business lines	49.3	56.7	32.5	41.1	81.8	97.8

Total	81.5	88.0	21.2	22.5	102.7	110.5
Impact of amortization of purchased intangibles			0.5	0.6	0.5	0.6
Impact of restructuring and related charges			0.6	0.1	0.6	0.1

Nine months ended September 30,
Auto	84.2	86.1	20.7	23.2	104.9	109.3
Homeowners	101.8	71.3	21.0	22.5	122.8	93.8
Other personal lines	88.4	74.4	20.3	24.4	108.7	98.8
Commercial lines	103.2	112.0	25.6	19.4	128.8	131.4
Other business lines	48.1	41.7	32.6	40.6	80.7	82.3

Total	88.6	82.2	20.9	23.2	109.5	105.4
Impact of amortization of purchased intangibles			0.5	0.5	0.5	0.5
Impact of restructuring and related charges			0.3	0.1	0.3	0.1
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2023	2022	2023	2022	2023	2022	2023	2022
Three months ended September 30,
Auto	81.4	95.3	2.6	4.4	0.4	8.4	0.1	(0.1)
Homeowners	82.4	67.4	29.6	13.4	2.1	2.0	0.6	0.1
Other personal lines	78.6	76.1	9.7	5.7	(2.3)	(0.9)	(1.8)	(0.6)
Commercial lines	102.0	120.6	5.2	3.4	9.8	21.6	3.1	0.4
Other business lines	49.3	56.7	13.0	27.6	0.7	1.5	—	0.7
Total	81.5	88.0	9.6	6.8	0.8	6.7	0.1	(0.1)

Nine months ended September 30,
Auto	84.2	86.1	2.7	2.2	0.4	4.6	(0.1)	(0.3)
Homeowners	101.8	71.3	52.1	21.4	1.6	2.3	0.7	1.0
Other personal lines	88.4	74.4	19.1	8.4	(0.5)	(0.9)	(1.3)	0.2
Commercial lines	103.2	112.0	4.3	2.1	8.1	20.0	1.4	0.1
Other business lines	48.1	41.7	9.4	12.8	2.9	(1.1)	—	1.3
Total	88.6	82.2	15.5	7.2	0.8	4.2	—	0.1
(1)The ten-year average effect of catastrophe losses on the total combined ratio was 8.3 points in the third quarter of 2023.
62 www.allstate.com

Allstate Protection Segment Results

Auto underwriting results
	For the periods ended
	2023			2022				2021
($ in millions, except ratios)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Underwriting income (loss)	(178)	(678)	(346)	(974)	(1,315)	(578)	(147)	(300)	(159)	394	1,327
Loss ratio	81.4	87.9	83.4	90.6	95.3	84.9	77.6	78.9	76.9	68.7	57.2
Effect of prior year non-catastrophe reserve reestimates on combined ratio	0.3	1.4	(0.1)	2.3	8.5	3.8	2.1	2.1	1.1	(0.4)	(0.2)
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
Auto loss ratio decreased 13.9 and 1.9 points in the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022. Estimated report year 2023 incurred claim severity for Allstate brand, excluding Esurance and Canada, had a weighted average increase of 9% compared to report year 2022 for major coverages due to higher part costs and labor rates for repairable vehicles, a higher mix of total losses, an increase in claims with attorney representation, higher medical consumption, and inflation. Gross claim frequency increased relative to the prior year. We are enhancing our claims practices to manage loss costs by increasing resources and expanding re-inspections, accelerating resolution of bodily injury claims, and negotiating improved vendor services and parts agreements.
Homeowners loss ratio increased 15.0 and 30.5 points in the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022, primarily due to higher catastrophe losses and severity, partially offset by increased premiums earned.

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)
Three months ended September 30, 2023
Gross claim frequency	(4.3)%
Paid claim severity	16.0

Nine months ended September 30, 2023
Gross claim frequency	(3.0)%
Paid claim severity	12.9
Gross claim frequency decreased in the third quarter and in the first nine months of 2023 compared to the same periods of 2022 due to water and fire perils. Paid claim severity increased in the third quarter and first nine months of 2023 compared to the same periods of 2022 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 2.5 points in the third quarter of 2023 compared to the third quarter of 2022, primarily due to increased severity and higher catastrophe losses, partially offset by increased premiums earned. Other personal lines loss ratio increased 14.0 points in the first nine months of 2023 compared to the first nine months of 2022, primarily due to higher catastrophe losses and increased severity, partially offset by increased premiums earned.
Commercial lines loss ratio decreased 18.6 and 8.8 points in the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022, primarily due to the result of profitability actions taken and less unfavorable reserve reestimates, partially offset by continued elevated frequency and severity.
Other business lines loss ratio decreased 7.4 points in the third quarter of 2023 compared to the third quarter of 2022, primarily due to increased premiums earned. Other business lines loss ratio increased 6.4 points in the first nine months of 2023 compared to the first nine months of 2022, primarily due to higher non-catastrophe losses and unfavorable prior year reserve reestimates.
Catastrophe losses increased $418 million to $1.18 billion in the third quarter of 2023 compared to the third quarter of 2022 and increased $3.24 billion to $5.57 billion in the first nine months of 2023 compared to the first nine months of 2022 primarily related to an increased number of wind/hail events and larger losses per event. The catastrophe losses for the first nine months of 2023 represent the highest level for the period in the Company’s history.
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
Third Quarter 2023 Form 10-Q 63

Segment Results Allstate Protection
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

Catastrophe losses by the type of event
	Three months ended September 30,				Nine months ended September 30,
($ in millions)	Number of events	2023	Number of events	2022	Number of events	2023	Number of events	2022
Hurricanes/tropical storms	3	$76	1	$378	3	$76	1	$378
Tornadoes	—	—	—	—	3	133	3	148
Wind/hail	48	997	32	446	111	5,009	78	1,712
Wildfires	2	305	4	19	4	340	8	50
Freeze/other events	—	—	—	—	2	4	1	16
Prior year reserve reestimates		17		(4)		6		44
Prior year aggregate reinsurance recoveries		—		(5)		—		(15)
Prior quarter reserve reestimates		(214)		(71)		—		—
Total catastrophe losses	53	$1,181	37	$763	123	$5,568	91	$2,333
Catastrophe reinsurance Our current catastrophe reinsurance program supports the Company’s risk framework which is intended to provide our shareholders with an acceptable return on the risks assumed in our property business, and to reduce variability of earnings, while providing protection to our customers. This framework incorporates our robust economic capital model and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires and adjusts based on premium and insured value growth. Our reinsurance agreements are part of our capital models and our catastrophe management strategy. As of September 30, 2023, our risk framework supports an aggregate catastrophe loss of approximately $2.5 billion, net of reinsurance. We continually review our aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.

The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the third quarter and first nine months of 2023 was $268 million and $729 million, respectively, compared to $211 million and $528 million in the third quarter and first nine months of 2022, respectively. Catastrophe placement premiums reduce net written and earned premium with approximately 75% of the reduction related to homeowners premium.
Prior year reserve reestimates Unfavorable reserve reestimates, including catastrophes, were $101 million and $296 million in the third quarter and the first nine months of 2023, respectively, primarily due to National General personal auto lines and unfavorable reserve reestimates in homeowners lines.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 8 of the condensed consolidated financial statements.
64 www.allstate.com

Allstate Protection Segment Results

Prior year reserve reestimates
	Three months ended September 30,				Nine months ended September 30,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)		Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2023	2022	2023	2022	2023	2022	2023	2022
Auto	$33	$632	0.3	5.6	$105	$1,011	0.3	3.1
Homeowners	62	53	0.5	0.5	136	181	0.4	0.6
Other personal lines	(14)	(5)	(0.1)	—	(8)	(14)	—	—
Commercial lines	19	64	0.1	0.6	51	175	0.1	0.5
Other business lines	1	2	—	—	12	(4)	—	—
Total Allstate Protection	$101	$746	0.8	6.7	$296	$1,349	0.8	4.2

Allstate brand	$7	$702	—	6.3	$(11)	$1,292	—	4.0
National General	94	44	0.8	0.4	307	57	0.8	0.2
Total Allstate Protection	$101	$746	0.8	6.7	$296	$1,349	0.8	4.2
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.
Expense ratio decreased 1.3 and 2.3 points in the third quarter and the first nine months of 2023, respectively, compared to the third quarter and the first nine months of 2022, primarily due to higher earned premium growth relative to fixed costs, and lower advertising, agent and employee-related costs, partially offset by higher restructuring costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,			Nine months ended September 30,
($ in millions, except ratios)	2023	2022	Change	2023	2022	Change
Amortization of DAC	$1,533	$1,414	$119	$4,481	$4,117	$364
Advertising expense	175	191	(16)	446	787	(341)
Amortization of purchased intangibles	60	61	(1)	175	178	(3)
Other costs and expenses, net of other revenue	764	833	(69)	2,277	2,429	(152)
Restructuring and related charges	74	14	60	121	24	97
Total underwriting expenses	$2,606	$2,513	$93	$7,500	$7,535	$(35)

Premiums earned	$12,270	$11,157	$1,113	$35,826	$32,529	$3,297

Expense ratio
Amortization of DAC	12.5	12.7	(0.2)	12.5	12.7	(0.2)
Advertising expense	1.4	1.7	(0.3)	1.2	2.4	(1.2)
Other costs and expenses	6.2	7.4	(1.2)	6.4	7.5	(1.1)
Subtotal	20.1	21.8	(1.7)	20.1	22.6	(2.5)
Amortization of purchased intangibles	0.5	0.6	(0.1)	0.5	0.5	—
Restructuring and related charges	0.6	0.1	0.5	0.3	0.1	0.2
Total expense ratio	21.2	22.5	(1.3)	20.9	23.2	(2.3)
Third Quarter 2023 Form 10-Q 65

Segment Results Run-off Property-Liability
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Claims and claims expense
Asbestos claims	$(44)	$(34)	$(44)	$(34)
Environmental claims	(18)	(56)	(18)	(56)
Other run-off lines	(20)	(30)	(23)	(34)
Total claims and claims expense	(82)	(120)	(85)	(124)
Operating costs and expenses	(1)	(2)	(3)	(3)
Underwriting loss	$(83)	$(122)	$(88)	$(127)
Annual reserve review In the third quarter of 2023 and 2022, we performed our annual reserve review using established industry and actuarial best practices. The annual review resulted in unfavorable reserve reestimates totaling $80 million and $118 million in 2023 and 2022, respectively. The reserve reestimates are included as part of claims and claims expense.
The reserve reestimates in 2023 primarily related to new reported information and defense costs for asbestos and other run-off exposures and higher than expected environmental reported losses.
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

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	September 30, 2023	December 31, 2022
Asbestos claims
Gross reserves	$1,204	$1,190
Reinsurance	(378)	(379)
Net reserves	826	811
Environmental claims
Gross reserves	338	328
Reinsurance	(66)	(61)
Net reserves	272	267
Other run-off claims
Gross reserves	451	437
Reinsurance	(72)	(64)
Net reserves	379	373
Total
Gross reserves	1,993	1,955
Reinsurance	(516)	(504)
Net reserves	$1,477	$1,451
66 www.allstate.com

Run-off Property-Liability Segment Results

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	September 30, 2023	December 31, 2022
Direct excess commercial insurance
Gross reserves	$1,141	$1,106
Reinsurance	(395)	(385)
Net reserves	746	721
Assumed reinsurance coverage
Gross reserves	622	618
Reinsurance	(58)	(56)
Net reserves	564	562
Direct primary commercial insurance
Gross reserves	144	148
Reinsurance	(62)	(62)
Net reserves	82	86
Other run-off business
Gross reserves	1	1
Reinsurance	—	—
Net reserves	1	1
Unallocated loss adjustment expenses
Gross reserves	85	82
Reinsurance	(1)	(1)
Net reserves	84	81
Total
Gross reserves	1,993	1,955
Reinsurance	(516)	(504)
Net reserves	$1,477	$1,451

Percentage of gross and ceded reserves by case and IBNR
	September 30, 2023		December 31, 2022
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	59%	41%	58%	42%
Ceded (2)	64	36	63	37
Assumed reinsurance coverage
Gross reserves	33	67	31	69
Ceded	48	52	33	67
Direct primary commercial insurance
Gross reserves	59	41	57	43
Ceded	81	19	81	19
(1)Approximately 68% and 64% of gross case reserves as of September 30, 2023 and December 31, 2022, respectively, are subject to settlement agreements.
(2)Approximately 72% and 70% of ceded case reserves as of September 30, 2023 and December 31, 2022, respectively, are subject to settlement agreements.

Third Quarter 2023 Form 10-Q 67

Segment Results Run-off Property-Liability

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Direct excess commercial insurance
Gross (1)	$13	$9	$45	$37
Ceded (2)	(7)	(3)	(16)	(13)
Assumed reinsurance coverage
Gross	6	14	25	25
Ceded	—	—	(3)	(1)
Direct primary commercial insurance
Gross	1	1	3	4
Ceded	—	—	—	(1)
(1) In the third quarter and first nine months of 2023, 82% and 84% of payments related to settlement agreements, respectively, compared to 75% and 82% of the third quarter and first nine months of 2022, respectively.
(2) In the third quarter and first nine months of 2023, 56% and 77% of payments related to settlement agreements, respectively, compared to 88% and 90% of the third quarter and first nine months of 2022, respectively.
Total net reserves as of September 30, 2023, included $766 million or 52% of estimated IBNR reserves compared to $765 million or 53% of estimated IBNR reserves as of December 31, 2022.
Total gross payments were $20 million and $73 million for the third quarter and first nine months of 2023, respectively, compared to $25 million and $66 million for the third quarter and first nine months of 2022, respectively. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $6 million and $30 million for the third quarter and first nine months of 2023, respectively, compared to $6 million and $27 million for the third quarter and first nine months of 2022, respectively.

68 www.allstate.com

Protection Services Segment Results
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Premiums written	$658	$657	$1,935	$1,957

Revenues
Premiums	$569	$504	$1,656	$1,475
Other revenue	75	84	243	269
Intersegment insurance premiums and service fees (1)	34	39	102	118
Net investment income	19	13	53	34

Costs and expenses
Claims and claims expense	(166)	(141)	(472)	(392)
Amortization of DAC	(269)	(236)	(779)	(685)
Operating costs and expenses	(225)	(214)	(664)	(645)
Restructuring and related charges	(3)	(1)	(4)	(1)

Income tax expense on operations	(8)	(13)	(34)	(41)

Less: noncontrolling interest	(1)	—	(1)	1

Adjusted net income	$27	$35	$102	$131

Allstate Protection Plans	$20	$29	$79	$108
Allstate Dealer Services	5	10	18	27
Allstate Roadside	7	1	17	4
Arity	(6)	(2)	(13)	(4)
Allstate Identity Protection	1	(3)	1	(4)
Adjusted net income	$27	$35	$102	$131

Allstate Protection Plans			140,648	134,700
Allstate Dealer Services			3,813	3,888
Allstate Roadside			554	523
Allstate Identity Protection			2,965	2,968
Policies in force as of September 30 (in thousands)			147,980	142,079
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Adjusted net income decreased 22.9% or $8 million in the third quarter of 2023 and decreased 22.1% or $29 million in the first nine months of 2023 compared to the same periods of 2022, due to Allstate Protection Plans higher appliance and furniture claim severity, lower margins at Allstate Dealer Services, lower third-party advertising sales at Arity and higher restructuring charges across multiple businesses, partially offset by improved margins at Allstate Roadside and lower expenses at Allstate Identity Protection.
Premiums written increased 0.2% or $1 million in the third quarter of 2023 compared to the third quarter of 2022, primarily due to growth at Allstate Protection Plans, partially offset by a decrease at Allstate Dealer Services. Premiums written decreased 1.1% or $22 million in the first nine months of 2023 compared to the same period of 2022, primarily due to a decrease at Allstate Dealer Services and lower rescue volumes at Allstate Roadside, partially offset by growth at Allstate Protection Plans.
PIF increased 4.2% or 6 million as of September 30, 2023 compared to September 30, 2022 due to an increase at Allstate Protection Plans.
Other revenue decreased 10.7% or $9 million in the third quarter of 2023 and decreased 9.7% or $26 million in the first nine months of 2023 compared to the same periods of 2022, primarily due to lower revenue from reductions in customer advertising at Arity.
Intersegment premiums and service fees decreased 12.8% or $5 million in the third quarter of 2023 and decreased 13.6% or $16 million in the first nine months of 2023 compared to the same periods of 2022, driven by decreased device sales for the Drivewise® offering at Arity due to a shift from devices to a lower cost mobile phone program.

Third Quarter 2023 Form 10-Q 69

Segment Results Protection Services
Claims and claims expense increased 17.7% or $25 million in the third quarter 2023 and increased 20.4% or $80 million in the first nine months of 2023 compared to the same periods of 2022, primarily driven by growth in the business and higher severity at both Allstate Protection Plans and Allstate Dealer Services, partially offset by lower frequency at Allstate Protection Plans.
Amortization of DAC increased 14.0% or $33 million in the third quarter of 2023 and increased 13.7% or $94 million in the first nine months of 2023 compared to the same periods of 2022, driven by revenue growth at both Allstate Protection Plans and Allstate Dealer Services.
Operating costs and expenses increased 5.1% or $11 million in the third quarter of 2023 and increased 2.9% or $19 million in the first nine months of 2023 compared to the same periods of 2022, primarily due to growth at Allstate Protection Plans, partially offset by lower expenses at Arity.

70 www.allstate.com

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

Summarized financial information
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Revenues
Accident and health insurance premiums and contract charges	$463	$463	$1,379	$1,396
Other revenue	104	90	306	277
Net investment income	20	17	60	50

Costs and expenses
Accident, health and other policy benefits	(262)	(252)	(785)	(785)
Amortization of DAC	(39)	(33)	(114)	(107)
Operating costs and expenses	(197)	(207)	(610)	(594)
Restructuring and related charges	(2)	1	(6)	(1)

Income tax expense on operations	(18)	(16)	(48)	(49)
Adjusted net income	$69	$63	$182	$187

Benefit ratio (1)	54.9	52.7	55.1	54.4

Employer voluntary benefits (2)			3,710	3,799
Group health (3)			134	116
Individual health (4)			412	405
Policies in force as of September 30 (in thousands)			4,256	4,320
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $8 million for both the three months ended September 30, 2023 and 2022, and $25 million for both the nine months ended September 30, 2023 and 2022, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Adjusted net income increased $6 million in the third quarter of 2023 compared to the third quarter of 2022 primarily due to increases in group and individual health, partially offset by a decline in employer voluntary benefits. Adjusted net income decreased $5 million in the first nine months of 2023 compared to the first nine months of 2022, primarily due to a decline in employer voluntary benefits, partially offset by increases in group and individual health.
Premiums and contract charges in the third quarter of 2023 were comparable to the third quarter of 2022. Premiums and contract charges decreased 1.2% or $17 million in the first nine months of 2023 compared to the first nine months of 2022, primarily due to a decline in individual health and employer voluntary benefits, partially offset by growth in group health.

Premiums and contract charges by line of business
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Employer voluntary benefits	$253	$257	$753	$777
Group health	111	96	328	285
Individual health	99	110	298	334
Premiums and contract charges	$463	$463	$1,379	$1,396
Other revenue increased $14 million in the third quarter of 2023 and increased $29 million in the first nine months of 2023 compared to the same periods of 2022, primarily due to an increase in group health administrative fees.
Accident, health and other policy benefits increased 4.0% or $10 million in the third quarter of 2023 compared to the third quarter of 2022, primarily due to higher benefit utilization and growth in group health, partially offset by decreased contract benefits for individual health and employer voluntary benefits. Accident, health and other policy benefits in the first
Third Quarter 2023 Form 10-Q 71

Segment Results Allstate Health and Benefits
nine months of 2023 were comparable to the first nine months of 2022.
Accident, health and other policy benefits include changes in the reserve for future policy benefits, expected development on reported claims, and reserves for incurred but not reported claims as shown in Note 9.
Benefit ratio increased 2.2 points to 54.9 in the third quarter of 2023 compared to 52.7 in the third quarter of 2022 primarily due to higher benefit utilization in group health. Benefit ratio increased 0.7 points to 55.1 in the first nine months of 2023 compared to 54.4 in the same period of 2022.
Amortization of DAC increased 18.2% or $6 million in the third quarter of 2023 and increased 6.5% or $7 million in the first nine months of 2023 compared to the same periods of 2022 primarily due to accelerated amortization related to large account terminations, partially offset by a reduction in policy benefits.

Operating costs and expenses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Non-deferrable commissions	$66	$77	$223	$230
General and administrative expenses	131	130	387	364
Total operating costs and expenses	$197	$207	$610	$594
Operating costs and expenses decreased $10 million in the third quarter of 2023 compared to the third quarter of 2022, primarily due to lower non-deferrable commissions. Operating costs and expenses increased $16 million in the first nine months of 2023 compared to the first nine months of 2022, primarily due to growth in group health and investments in the business.
72 www.allstate.com

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	September 30, 2023
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$41,598	$1,779	$1,550	$1,844	$46,771
Equity securities (3)	1,613	198	44	564	2,419
Mortgage loans, net	703	—	127	—	830
Limited partnership interests	8,349	—	—	14	8,363
Short-term investments (4)	2,787	132	75	374	3,368
Other investments, net	1,486	—	122	—	1,608
Total	$56,536	$2,109	$1,918	$2,796	$63,359
Percent to total	89.3%	3.3%	3.0%	4.4%	100.0%

Market-based	$47,022	$2,109	$1,918	$2,796	$53,845
Performance-based	9,514	—	—	—	9,514
Total	$56,536	$2,109	$1,918	$2,796	$63,359
(1)    Balances reflect the elimination of related party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $44.40 billion, $1.92 billion, $1.75 billion, $1.91 billion and $49.98 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of September 30, 2023, was $26 million in excess of cost. These net gains were primarily concentrated in the technology and banking. Equity securities include $1.28 billion of funds with underlying investments in fixed income securities as of September 30, 2023.
(4)    Short-term investments are carried at fair value.
Investments totaled $63.36 billion as of September 30, 2023, increasing from $61.83 billion as of December 31, 2022, primarily due to positive operating cash flows, partially offset by dividends paid to shareholders and common share repurchases and lower fixed income valuations.
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
Investments in the Middle East As of September 30, 2023, we have approximately $47 million investment exposure in the Middle East, of which approximately $42 million is held in Israel, which is primarily indirect exposure through foreign funds managed by external asset managers.
Third Quarter 2023 Form 10-Q 73

Investments

Portfolio composition by investment strategy
	September 30, 2023
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$46,675	$96	$46,771
Equity securities	1,986	433	2,419
Mortgage loans, net	830	—	830
Limited partnership interests	168	8,195	8,363
Short-term investments	3,368	—	3,368
Other investments, net	818	790	1,608
Total	$53,845	$9,514	$63,359
Percent to total	85.0%	15.0%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(3,206)	$(2)	$(3,208)
Limited partnership interests	—	(1)	(1)
Short-term investments	(1)	—	(1)
Other	(2)	—	(2)
Total	$(3,209)	$(3)	$(3,212)
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	September 30, 2023	December 31, 2022
U.S. government and agencies	$8,245	$7,898
Municipal	6,584	6,210
Corporate	29,706	26,263
Foreign government	1,135	957
Asset-backed securities (“ABS”)	1,101	1,157
Total fixed income securities	$46,771	$42,485
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
As of September 30, 2023, 91.4% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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

74 www.allstate.com

Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	September 30, 2023
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$8,245	$(384)	$—	$—	$—	$—
Municipal	6,486	(451)	89	(11)	7	1
Corporate
Public	6,665	(398)	14,559	(1,183)	723	(74)
Privately placed	1,846	(115)	2,684	(209)	1,682	(155)
Total corporate	8,511	(513)	17,243	(1,392)	2,405	(229)
Foreign government	1,134	(61)	1	—	—	—
ABS	1,028	(9)	14	—	10	(1)
Total fixed income securities	$25,404	$(1,418)	$17,347	$(1,403)	$2,422	$(229)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$8,245	$(384)
Municipal	—	—	2	1	6,584	(460)
Corporate
Public	112	(7)	—	—	22,059	(1,662)
Privately placed	1,286	(131)	149	(29)	7,647	(639)
Total corporate	1,398	(138)	149	(29)	29,706	(2,301)
Foreign government	—	—	—	—	1,135	(61)
ABS	—	—	49	8	1,101	(2)
Total fixed income securities	$1,398	$(138)	$200	$(20)	$46,771	$(3,208)
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
Equity securities of $2.42 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $830 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests include $7.09 billion of interests in private equity funds, $1.10 billion of interests in real estate funds and $168 million of interests in other funds as of September 30, 2023. We have commitments to invest additional amounts in limited partnership interests totaling $2.71 billion as of September 30, 2023.
Other investments include $679 million of bank loans, net, and $700 million of direct investments in real estate as of September 30, 2023.
Third Quarter 2023 Form 10-Q 75

Investments

Unrealized net capital gains (losses)
	September 30,	December 31,
($ in millions)	2023	2022
U.S. government and agencies	$(384)	$(225)
Municipal	(460)	(290)
Corporate	(2,301)	(2,299)
Foreign government	(61)	(40)
ABS	(2)	(31)
Fixed income securities	(3,208)	(2,885)
Short-term investments	(1)	(1)
Derivatives	(2)	(3)
Equity method of accounting (“EMA”) limited partnerships	(1)	2
Unrealized net capital gains and losses, pre-tax	$(3,212)	$(2,887)

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
September 30, 2023
Corporate
Banking (1)	$4,228	$1	$(242)	$3,987
Basic industry	1,015	2	(74)	943
Capital goods	2,626	1	(187)	2,440
Communications	2,773	—	(262)	2,511
Consumer goods (cyclical and non-cyclical)	6,909	2	(517)	6,394
Financial services	2,237	—	(167)	2,070
Energy	2,742	2	(155)	2,589
Technology	2,957	4	(270)	2,691
Transportation	1,033	1	(73)	961
Utilities	5,098	3	(318)	4,783
Other	389	—	(52)	337
Total corporate fixed income portfolio	32,007	16	(2,317)	29,706
U.S. government and agencies	8,629	1	(385)	8,245
Municipal	7,044	3	(463)	6,584
Foreign government	1,196	—	(61)	1,135
ABS	1,103	9	(11)	1,101
Total fixed income securities	$49,979	$29	$(3,237)	$46,771

December 31, 2022
Corporate
Banking	$5,153	$16	$(314)	$4,855
Basic industry	1,019	2	(75)	946
Capital goods	2,288	3	(197)	2,094
Communications	2,422	1	(261)	2,162
Consumer goods (cyclical and non-cyclical)	5,984	6	(531)	5,459
Financial services	2,243	4	(176)	2,071
Energy	2,364	2	(156)	2,210
Technology	3,137	4	(298)	2,843
Transportation	959	1	(73)	887
Utilities	2,633	7	(203)	2,437
Other	360	—	(61)	299
Total corporate fixed income portfolio	28,562	46	(2,345)	26,263
U.S. government and agencies	8,123	6	(231)	7,898
Municipal	6,500	36	(326)	6,210
Foreign government	997	—	(40)	957
ABS	1,188	4	(35)	1,157
Total fixed income securities	$45,370	$92	$(2,977)	$42,485
(1)As of September 30, 2023, we have exposure of approximately $85 million to regional banks primarily through investment grade corporate bonds.
76 www.allstate.com

Investments
Gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Equity securities by sector
	September 30, 2023			December 31, 2022
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$33	$35	$68	$135	$56	$191
Basic Industry	11	1	12	57	16	73
Capital Goods	78	(31)	47	196	3	199
Energy	38	3	41	110	44	154
Funds
Equities	230	(6)	224	904	(19)	885
Fixed income	1,364	(83)	1,281	1,067	(84)	983
Other	19	—	19	3	—	3
Total funds	1,613	(89)	1,524	1,974	(103)	1,871
Utilities	56	—	56	67	12	79
Transportation	18	19	37	48	19	67
Other (1)	546	88	634	1,666	267	1,933
Total equity securities	$2,393	$26	$2,419	$4,253	$314	$4,567
(1)As of September 30, 2023, other is generally comprised of consumer goods, technology, REITs, financial services and communications sectors.

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Fixed income securities	$457	$323	$1,269	$889
Equity securities	15	30	47	100
Mortgage loans	9	8	25	25
Limited partnership interests	190	325	446	841
Short-term investments	59	30	194	42
Other investments	41	38	121	120
Investment income, before expense	771	754	2,102	2,017
Investment expense
Investee level expenses	(18)	(17)	(53)	(47)
Securities lending expense	(25)	(10)	(68)	(13)
Operating costs and expenses	(39)	(37)	(107)	(111)
Total investment expense	(82)	(64)	(228)	(171)
Net investment income	$689	$690	$1,874	$1,846

Property-Liability	$627	$632	$1,680	$1,696
Protection Services	19	13	53	34
Allstate Health and Benefits	20	17	60	50
Corporate and Other	23	28	81	66
Net investment income	$689	$690	$1,874	$1,846

Market-based	$569	$406	$1,615	$1,100
Performance-based	202	348	487	917
Investment income, before expense	$771	$754	$2,102	$2,017
Net investment income decreased $1 million in the third quarter of 2023 compared to the same period of 2022, primarily due to lower performance-based investment results, partially offset by higher market-based income reflecting higher fixed income portfolio yields and investment balances. Net investment income increased $28 million in the first nine months of 2023 compared to the same period of 2022, primarily due to higher market-based results driven by reinvesting into fixed income securities with higher yields and to a lesser extent, the reinvestment of proceeds from sales of equity securities into fixed income securities, partially offset by lower performance-based results, mainly from limited partnerships.
Third Quarter 2023 Form 10-Q 77

Investments

Performance-based investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Private equity	$131	$311	$348	$688
Real estate	71	37	139	229
Total performance-based income before investee level expenses	$202	$348	$487	$917

Investee level expenses (1)	(16)	(13)	(48)	(40)
Total performance-based income	$186	$335	$439	$877
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income decreased $149 million and $438 million in the third quarter and first nine months of 2023, respectively, compared to the same periods of 2022, primarily due to lower net gains on the sales of underlying investments.
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

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Sales	$(63)	$(175)	$(313)	$(605)
Credit losses	(20)	(6)	(69)	(30)
Valuation change of equity investments - appreciation (decline):
Equity securities	(14)	(206)	160	(1,061)
Equity fund investments in fixed income securities	(21)	(33)	(7)	(161)
Limited partnerships (1)	1	(46)	34	(199)
Total valuation of equity investments	(34)	(285)	187	(1,421)
Valuation change and settlements of derivatives	31	299	(28)	889
Net gains (losses) on investments and derivatives, pre-tax	(86)	(167)	(223)	(1,167)
Income tax benefit	19	35	48	251
Net gains (losses) on investments and derivatives, after-tax	$(67)	$(132)	$(175)	$(916)

Property-Liability	$(48)	$(98)	$(146)	$(776)
Protection Services	(6)	(10)	(10)	(43)
Allstate Health and Benefits	(2)	(5)	1	(20)
Corporate and Other	(11)	(19)	(20)	(77)
Net gains (losses) on investments and derivatives, after-tax	$(67)	$(132)	$(175)	$(916)

Market-based	$(166)	$(156)	$(293)	$(1,238)
Performance-based	80	(11)	70	71
Net gains (losses) on investments and derivatives, pre-tax	$(86)	$(167)	$(223)	$(1,167)
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in the third quarter of 2023 related primarily to losses on sales of fixed income securities. Net losses in the first nine months of 2023 related primarily to losses on sales, partially offset by higher valuation on equity investments.
Net losses on sales in the third quarter and first nine months of 2023 related primarily to sales of fixed income securities in connection with ongoing portfolio management.

Net gains on valuation change and settlements of derivatives of $31 million in the third quarter of 2023 primarily related to gains on foreign currency contracts due to the strengthening of the U.S. dollar and net gains on equity futures used to manage equity exposure, and net gains on rate futures used to manage duration. Net losses on valuation change and settlements of derivatives of $28 million in the first nine months of 2023 primarily related to losses on credit default swaps used to reduce credit risk, and net losses on interest rate futures used to manage duration.
78 www.allstate.com

Investments

Net gains (losses) on performance-based investments and derivatives
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Sales	$65	$(10)	$68	$40
Credit losses	(10)	(3)	(37)	(10)
Valuation change of equity investments	8	(38)	33	(43)
Valuation change and settlements of derivatives	17	40	6	84
Total performance-based	$80	$(11)	$70	$71
Net gains on performance-based investments and derivatives in the third quarter and first nine months of 2023, primarily related to gains on sales, increased valuation of equity investments and valuation change and settlements of derivatives, partially offset by increased credit losses from limited partnerships.
Third Quarter 2023 Form 10-Q 79

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	September 30, 2023	December 31, 2022
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$17,163	$19,880
Accumulated other comprehensive loss	(2,570)	(2,392)
Total Allstate shareholders’ equity	14,593	17,488
Debt	7,946	7,964
Total capital resources	$22,539	$25,452
Ratio of debt to Allstate shareholders’ equity	54.5%	45.5%
Ratio of debt to capital resources	35.3	31.3
Allstate shareholders’ equity decreased in the first nine months of 2023, primarily due to a net loss, dividends paid to shareholders, common share repurchases, and higher unrealized net capital losses on investments. In the nine months ended September 30, 2023, we paid dividends of $692 million and $71 million related to our common and preferred shares, respectively.
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
Common share repurchases As of September 30, 2023, there was $472 million remaining in the $5.00 billion common share repurchase program. In July 2023, we suspended repurchasing shares under the current authorization. The authorization for the share repurchase program expires in March 2024.
During the first nine months of 2023, we repurchased 2.8 million common shares, or 1.1% of total common shares outstanding at December 31, 2022, for $330 million.
Common shareholder dividends On January 3, 2023, April 3, 2023 and July 3, 2023, we paid a common shareholder dividend of $0.85, $0.89 and $0.89, respectively. On July 14, 2023, we declared a common shareholder dividend of $0.89 payable on October 2, 2023.
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
80 www.allstate.com

Capital Resources and Liquidity
limit in our capital structure as determined by their respective methodologies. These respective methodologies consider the existence of certain terms and features in the instruments such as the noncumulative dividend feature in the preferred stock.
In March 2023, Moody’s affirmed The Allstate Corporation’s (the “Corporation”) senior debt and short-term issuer ratings of A3 and P-2, respectively, and Allstate Insurance Company’s (“AIC”) insurance financial strength rating of Aa3. The outlook for the ratings was changed from stable to negative.
In August 2023, A.M. Best downgraded the Corporation’s senior debt and short-term issuer ratings to a- and AMB-1, respectively, and affirmed AIC’s insurance financial strength rating of A+. The outlook for the ratings is stable.
In August 2023, A.M. Best downgraded the insurance financial strength ratings of the members of Castle Key Group (Castle Key Insurance Company, Castle Key Indemnity Company, Encompass Floridian Insurance Company, Encompass Floridian Indemnity Company) to B. The outlook for the ratings changed from negative to stable.
In August 2023, A.M. Best affirmed the insurance financial strength rating of A of the members of Allstate New Jersey Group (Allstate New Jersey Insurance Company, Allstate New Jersey Property and Casualty Insurance Company, Encompass Insurance Company of New Jersey, Encompass Property and Casualty Insurance Company of New Jersey, Esurance Insurance Company of New Jersey). The outlook for the rating changed from stable to negative.
In August 2023, S&P downgraded the Corporation’s senior debt rating and AIC’s insurance financial strength rating to BBB+ and A+, respectively, and affirmed the Corporation’s short-term issuer rating of A-2. The outlook for the ratings changed from negative to stable.
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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $2.92 billion as of September 30, 2023, primarily comprised of cash and investments that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of September 30, 2023, we held $14.36 billion of cash, U.S. government and agencies fixed income securities, public equity securities, and short-term investments, which we would expect to be able to liquidate within one week.
Intercompany dividends were paid in the first nine months of 2023 between the following companies: American Heritage Life Insurance Company (“AHL”), Allstate Financial Insurance Holdings Corporation (“AFIHC”) and the Corporation.

Intercompany dividends
($ in millions)
AHL to AFIHC	$40
AFIHC to the Corporation	40
Based on the greater of 2022 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2024, is estimated at $1.22 billion, less dividends paid during the preceding twelve months measured at that point in time. In the first nine months of 2023, no dividends have been paid.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first nine months of 2023, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
Third Quarter 2023 Form 10-Q 81

Capital Resources and Liquidity

•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 24.6% as of September 30, 2023. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2023.

•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of September 30, 2023, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 638 million shares of treasury stock as of September 30, 2023), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Third Quarter 2023 Form 10-Q 83

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
July 1, 2023 - July 31, 2023
Open Market Purchases	214,463	$107.46	212,406
August 1, 2023 - August 31, 2023
Open Market Purchases	617	$110.49	—
September 1, 2023 - September 30, 2023
Open Market Purchases	3,972	$110.39	—
Total	219,052	$107.52	212,406	$472	million
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
July: 2,057
August: 617
September: 3,972
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)In August 2021, we announced the approval of a common share repurchase program for $5 billion. In July 2023, we suspended repurchasing shares under the current authorization. The authorization for the share repurchase program expires in March 2024. The Inflation Reduction Act, enacted in August 2022 imposes a 1% excise tax on stock repurchases occurring after December 31, 2022. The excise tax on stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders’ equity.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 1, 2023, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Third Quarter 2023 Form 10-Q 85

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 1, 2023	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

86 www.allstate.com