Form 10-K
period 2023-12-31
ALLSTATE CORP
filed 2024-02-21
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $28.40 billion.
As of January 31, 2024, the registrant had 263,067,415 shares of common stock outstanding.
Documents Incorporated By Reference
Portions of the following documents are incorporated herein by reference as follows:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be held on May 14, 2024, (the “Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

2023 Form 10-K Item 1. Business
Part I
Item 1. Business
The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992, to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company and other subsidiaries (collectively, including The Allstate Corporation, “Allstate”).
Allstate protects people from life’s uncertainties with a wide array of protection for autos, homes and personal property. Allstate is primarily engaged in the property and casualty insurance business in the United States and Canada. Additionally, Allstate provides customers other protection solutions such as protection plans that cover consumer electronics, mobile phones and appliances, personal identity protection and accident and health insurance. On November 1, 2023, we announced that we are pursuing the sale of the Health and Benefits business.
The Allstate Corporation is one of the largest publicly held personal lines insurers in the United States. Allstate’s personal property-liability strategy is to increase market share by offering consumers a broad suite of protection solutions and a competitive value proposition across distribution channels. The Allstate brand is widely known through the “You’re In Good Hands With Allstate®” slogan. Allstate is the second largest personal property and casualty insurer in the United States on the basis of 2022 statutory direct premiums written according to A.M. Best.

Allstate also has strong market positions in other protection solutions. Allstate Protection Plans provides protection on a wide variety of consumer goods such as cell phones, tablets, computers, furniture and appliances, and has a leading position in distribution through major retailers. Allstate Identity Protection has a leading position in identity protection through workplace benefit programs. In total, Allstate had 194 million policies in force (“PIF”) as of December 31, 2023. Allstate Health and Benefits provides accident, health and life insurance through employers, independent agents and direct-to-consumer, and is one of the top voluntary benefits carriers in the market.
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

2023 Form 10-K Item 1. Business
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
Transformative Growth is about creating a business model, capabilities and culture that continually transform to better serve customers. This is done by providing affordable, simple and connected protection through multiple distribution channels. The ultimate objective is to enhance customer value to drive growth in all businesses.
2 www.allstate.com

2023 Form 10-K Item 1. Business

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
•Provide Clarity for expected outcomes, decision authority and accountability.
•Provide Feedback that is candid, actionable, independent of hierarchy and safe.

Reportable segments
Allstate Protection (1)	Includes the Allstate brand, National General and Answer Financial. Offers private passenger auto, homeowners, other personal lines and commercial insurance through agents, contact centers and online.
Protection Services	Includes Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection, which offer a broad range of solutions and services that expand and enhance our customer value propositions.
Allstate Health and Benefits	Offers voluntary benefits and individual life and health products, including life, accident, critical illness, short-term disability and other health insurance products sold through independent agents, benefits brokers and Allstate exclusive agents. Also provides stop-loss and fully insured group health products to employers and short-term medical and medicare supplement insurance to individuals.
Run-off Property-Liability (1)	Relates to property and casualty insurance policies written during the 1960s through the mid-1980s with exposure to asbestos, environmental and other claims in run-off.
Corporate and Other	Includes debt service, holding company activities and certain non-insurance operations.
(1)Allstate Protection and Run-off Property-Liability segments comprise Property-Liability.
The Allstate Corporation 3

2023 Form 10-K Item 1. Business
Allstate Protection Segment
Our Allstate Protection segment accounted for 92.2% of Allstate’s 2023 consolidated insurance premiums and contract charges and 19.4% of Allstate’s December 31, 2023 PIF. This segment includes private passenger auto, homeowners, other personal lines and commercial insurance products offered through agents and directly through contact centers and online. Our strategy is to offer products that allow customers to interact with us when, where and how they want with affordable, simple and connected protection products.
Strategy Allstate Protection’s strategy is to increase personal lines market share through Transformative Growth focusing on:
•Improving customer value by making it easier to do business with us, providing competitive prices and differentiated products and experiences
•Expanding customer access to Allstate and National General products and services through the methods of interaction customers want
•Increasing sophistication and investment in customer acquisition
•Deploying new technology ecosystems that are more flexible and enable an enhanced customer experience
•Driving organizational transformation
We have three market-facing property-liability businesses, Allstate brand, National General and Answer Financial with products and services that cater to different customer needs and distribution preferences.
We serve our customers using differentiated products, analytical expertise, telematics, claims capabilities and an integrated digital enterprise that leverages data and technology to execute processes with a focus on greater effectiveness and efficiency.

Transformative Growth
Improve Customer Value	Improving the competitive prices of products through lower costs, increased pricing sophistication and telematics
Expanding the use of telematics and broadening the benefits of being connected with the Allstate Mobile app
Providing additional protection solutions that enable simpler consumer-friendly experiences
Expand Customer Access	Transforming our Allstate agent sales system to enable more growth at a lower cost, while expanding our distribution capacity through new agent models
Increasing direct channel distribution through improved online experience and data-driven insights to enhance call center sales
Growing National General by leveraging Allstate brand capabilities and data to expand product offerings and fully utilize our independent agency relationships
Increase Sophistication and Investment in Customer Acquisition	Improving the effectiveness of customer acquisition by expanding lead management, building data capabilities and utilizing household insights
Deploy New Technology Ecosystem	Deploying a new technology ecosystem to deliver affordable, simple, and connected experiences and products at a lower cost. This effort will also lead to the retirement of legacy systems
Drive Organizational Transformation	Deliver an exceptional customer experience enabled by enhanced human resource tools and technology, an engaged and high performing global workforce, and organizational designs for efficiency
4 www.allstate.com

2023 Form 10-K Item 1. Business
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
•For property insurance, risk evaluation factors can include, but are not limited to: the amount of insurance purchased; geographic location of the property; loss history; age, condition and construction characteristics of the property; and insurance scoring utilizing other consumer information.
A combination of underwriting information, pricing and discounts are also used to achieve a more competitive position and growth. The pricing strategy involves local marketplace pricing and underwriting decisions based on risk evaluation factors to the extent permissible by applicable law and an evaluation of competitors.
Pricing of property products is intended to generate risk-adjusted returns that are acceptable over a long-term period. Rate increases are pursued to keep pace with loss cost trends, including losses from catastrophic events and those that are weather-related (such as wind, hail, lightning and freeze not meeting our criteria to be declared a catastrophe). We also take into consideration potential customer disruption, the impact on our ability to market our products, regulatory limitations, our competitive position and profitability.
In any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations incorporated into product pricing.
Property catastrophe exposure is managed with the goal of providing shareholders an acceptable return on the risks assumed in the property business, and reducing variability of earnings, while providing protection to our customers. Catastrophe exposure management includes purchasing reinsurance to provide coverage for known exposure to hurricanes, earthquakes and fires following earthquakes, wildfires and other catastrophes.
Our current catastrophe reinsurance program supports the Company’s risk and return framework which incorporates our robust economic capital model and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires and adjusts based on premium and insured value growth. These reinsurance agreements are part of our capital models and our catastrophe risk management framework. As of December 31, 2023, the modeled 1-in-100 probable maximum loss for hurricane, wildfire and earthquake perils is approximately $2.5 billion, net of reinsurance. We continually review our aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
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
We are promoting measures to prevent and mitigate losses that are increasing due to climate change and increased severe weather including making homes and communities more resilient, enforcement of stronger building codes, adoption of sensible land use policies, expanded disaster response capabilities and creation of public risk sharing mechanisms.
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
National General provides personal and commercial automobile, homeowners, umbrella, recreational vehicle and motorcycle insurance, lender-placed products and other niche insurance products. Auto insurance represents approximately 70% of premium with a significant presence in the non-standard risk auto market. Allstate’s capabilities are being leveraged to create additional auto and homeowners insurance products to better serve middle market customers through independent agents.
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

The Allstate Corporation 5

2023 Form 10-K Item 1. Business
Commercial lines strategy The Allstate brand commercial insurance strategy is being advanced through an equity investment and commercial partnership with NEXT Insurance, a high-growth, digital platform for small business insurance. This partnership will expand the availability of our commercial lines offerings via the NEXT product portfolio, which complements the Allstate commercial auto product suite, across a wider distribution network.
Profit improvement actions continue for our Allstate brand traditional legacy commercial lines insurance products, emphasizing pricing, claims, operational improvements and non-renewal of policies where we are unable to meet our profit target. In 2023, Allstate brand began exiting traditional commercial insurance in five states, which is expected to be completed by mid-year 2025. These five states combined made up 36% of 2022 Allstate brand commercial net written premium. Additionally, as of the fourth quarter of 2022, coverage is no longer offered to transportation network companies unless the contracts utilize telematics-based pricing. National General commercial auto product lines are expected to continue organic growth as well as expand to new geographies.
Answer Financial strategy Answer Financial is an insurance agency that sells other insurance companies’ products directly to customers. Our strategy as a technology-enabled insurance agency is to provide comparison shopping and related services for businesses, offering customers choice, convenience and ease of use.

Products and distribution
Allstate Protection differentiates itself by offering a comprehensive range of affordable, simple and connected protection solutions across distribution channels for specific consumer segments.

Protection Products
Insurance products (1)	Auto
Homeowners
Specialty auto (motorcycle, trailer, motor home and off-road vehicle)
Other personal lines (renters, condominium, landlord, boat, umbrella, manufactured home and scheduled personal property)
Commercial lines
Answer Financial	Comparison quotes and sales of non-proprietary auto, homeowners and other personal lines (condominium, renters, motorcycle, recreational vehicle and boat)
(1)Insurance products are primarily offered by the Allstate and National General brands.

Distribution
Allstate brand
In the U.S., we offer products through over 6,400 Allstate exclusive agents operating in approximately 7,100 locations, supported by 20,200 licensed sales professionals and 700 exclusive financial specialists. We also offer products through approximately 400 market sales associates, 7,900 independent agents, 500 direct auto representatives, 600 sales representatives in contact centers and online. In Canada, we offer Allstate brand products through approximately 500 employee sales agents.

National General (including Encompass)	Distributed through over 43,000 independent agent locations, approximately 520 retail stores, contact centers and online.
Answer Financial	Comparison quotes and sales offered to customers online or through contact centers.
Allstate exclusive agents also support the Protection Services segment through offering roadside assistance and consumer protection plans. We also sell a range of non-proprietary life and annuity insurance products offered by third-party providers.
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
6 www.allstate.com

2023 Form 10-K Item 1. Business
•Bonus compensation is based on a percentage of premiums and can be earned by agents who are meeting certain sales goals and selling additional policies to meet customer needs profitably.
We are addressing a challenging economic environment with modifications to agent compensation by reducing the emphasis on new business growth in select geographies. Allstate exclusive agent remuneration in select geographies comprises a base commission and renewal bonus for eligible agents that can be earned by profitably retaining customers.
When an Allstate product is not available, agents have the ability to earn commissions and additional bonuses on non-proprietary products provided to customers through Ivantage, a leading provider of property and casualty brokerage services, and arrangements with other companies, agencies, and brokers. As of December 31, 2023, Ivantage had $2.19 billion non-proprietary premiums under management, consisting of approximately $1.93 billion of personal insurance premiums primarily related to property business in hurricane exposed areas, and approximately $259 million of commercial insurance premiums.
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

Bundling Benefits
Auto customers with a qualifying property policy are provided an auto renewal guarantee and a deductible waiver (when the same event, with the same covered cause of loss, damages both auto and property). Offered in 47 states and District of Columbia (“D.C.”) as of December 31, 2023.

	Auto Replacement Protection	Replaces a qualifying customer’s vehicle involved in a total loss accident with a newer vehicle with fewer miles. Offered in 48 states and D.C. as of December 31, 2023.
New experience and product suite
Reimagined insurance experience and products, making them affordable, simple and connected. Examples include fewer questions for customers to answer before getting a quote, easy-to-understand coverage descriptions and an industry-leading rating plan. Offered through the web and direct to consumers in seven states for auto and 17 states for renters as of December 31, 2023.

National General	Custom360SM	Endorsements and coverage amounts can be scaled up or down to create a custom, needs-based insurance solution for customers at all stages in life. Offered in 16 states as of December 31, 2023.
Telematics solutions
Allstate brand	Drivewise®
Telematics-based program, available in 48 states and D.C. as of December 31, 2023, that uses a mobile application or an in-vehicle device to capture driving behaviors and encourage safe driving. It provides customers with information, tools and more accurate individual pricing.

	Milewise®	Usage-based insurance product, available in 17 states as of December 31, 2023, that gives customers flexibility to customize their insurance and pay based on the number of miles they drive.
National General	DynamicDriveSM	Mobile-based telematics application, available in 40 states as of December 31, 2023, used to capture driving behaviors and to more accurately rate customers.
The Allstate Corporation 7

2023 Form 10-K Item 1. Business
Competition
The personal lines insurance markets, including private passenger auto and homeowners insurance, are highly competitive. The following charts provide Allstate Protection’s combined market share compared to our principal U.S. competitors using statutory direct written premium for the year ended December 31, 2022, according to A.M. Best.

Geographic markets
We primarily operate in the U.S. (all 50 states and D.C.) and Canada. Our top geographic markets based on 2023 statutory direct premiums are reflected below.

8 www.allstate.com

2023 Form 10-K Item 1. Business
Protection Services Segment
Our Protection Services segment accounted for 4.6% of Allstate’s 2023 consolidated total revenue and 78.5% of Allstate’s December 31, 2023 PIF. Protection Services includes Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection, which offer a broad range of products and services that expand and enhance customer value propositions.
Strategy - Protection Services’ strategy is to innovate new products and services, expand distribution and provide affordable, simple and connected protection solutions.

Allstate Protection Plans	Expand distribution and product breadth of consumer protection plans through new and existing retailers and mobile operators across North America, Europe, Asia and Australia.
Allstate Dealer Services	Expand distribution of Allstate branded protection and insurance products through auto dealerships, business partnerships and direct to consumer.
Allstate Roadside	Modernize the roadside assistance business through technology and enhance capabilities to deliver a superior customer experience.
Arity
Provide industry leading telematics and mobility insights to insurance companies, the transportation industry and location-enabled consumer apps. Services include: telematics-enabled mobility insights for consumers and businesses, driving behavior data and scores (Arity IQ) to deliver personalized insurance pricing, and marketing services including lead generation and advertising technology integrations to optimize advertising investments.

Allstate Identity Protection	Create a leading position in the identity protection market, offering full-service identity protection and expand partnership and direct to consumer distribution channels.
Products and distribution

Products and services
Allstate Protection Plans	Provides consumer protection plans and related technical support for mobile phones, consumer electronics, furniture and appliances which provide customers protection from mechanical or electrical failure, and in certain cases, accidental damage.
Allstate Dealer Services	Offers protection and insurance products, including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel protection, and paint and fabric protection.
Allstate Roadside	Offers towing, jump-start, lockout, fuel delivery and tire change services to retail customers and customers of our wholesale partners.
Arity	Provides insights and services created from data collected, normalized and analyzed by the Arity platform, including automotive telematics information. Product suite includes on-demand risk scoring, lead generation, digital advertising, data integration, traditional telematics, and data-as-a-service solutions.
Allstate Identity Protection	Provides identity, consumer cybersecurity, privacy and family digital safety protection.

Distribution channels
Allstate Protection Plans	Retailers and mobile operators, in-store or online.
Allstate Dealer Services	Independent agents selling through auto dealerships in the U.S. in conjunction with the purchase of a new or used vehicle, through business partnerships and direct to consumer.
Allstate Roadside	Allstate exclusive agents, direct to consumer, wholesale partners, affinity groups and on-demand mobile application service.
Arity	Sells directly to affiliate and non-affiliate customers and through strategic partners.
Allstate Identity Protection	Primarily through workplace benefit programs with growth in partnerships and direct to consumer delivered through enterprise partnerships, online and mobile application sales.
Geographic markets
Protection Services primarily operates in the U.S. and Canada, with Allstate Protection Plans also offering services in Europe, Australia and Asia.
Competition
We compete on a variety of factors, including product offerings, brand recognition, financial strength, price and customer experience. The market for these services is highly competitive.
The Allstate Corporation 9

2023 Form 10-K Item 1. Business
Allstate Health and Benefits Segment
Strategy
Allstate Health and Benefits segment accounted for 4.2% of Allstate’s 2023 consolidated total revenue and 2.1% of Allstate’s December 31, 2023 PIF. The Allstate Health and Benefits segment provides consumers with financial protection against the risk of accidents, illness and mortality. We are among the industry leaders in the growing and highly competitive voluntary benefits market, offering a broad range of accident, health and life products through workplace enrollment. Our life insurance portfolio includes individual and group permanent life solutions. We also provide stop-loss and fully insured group health products to employers and short-term medical and medicare supplement insurance to individuals. Target customers are consumers with family and financial protection needs. Allstate Health and Benefits is well represented in all market segments and is a leader in the large and mega (over 10,000 employees) market segments.
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
On November 1, 2023, we announced that we are pursuing the sale of the Health and Benefits business.
Products and distribution

Health and benefits products
Employer voluntary benefits
Group health
Individual health

Distribution channels
Over 8,000 independent agents and benefits brokers and Allstate exclusive agents, focusing on workplace benefits for small employers, specifically employer voluntary benefits and group health
Over 33,000 independent agents, in-house agencies, direct-to-consumer marketing, wholesaling, worksite marketing and the internet for individual health
Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and customer service.
The market for voluntary benefits is growing as these products help employees fill the increasing gaps associated with continued medical cost inflation and the shifting of costs from employers to employees. Favorable industry and economic trends have increased competitive pressure and attracted new traditional and non-traditional entrants to the voluntary benefits market. Recent entrants, including large group medical, life and disability insurance carriers, are leveraging core benefit capabilities by bundling and discounting to capture voluntary market share. We also compete with large group medical carriers in our stop-loss, fully insured group health insurance, short-term medical and medicare supplement insurance offerings.
Geographic markets
We primarily operate in the U.S. (all 50 states and D.C.) and Canada. The top geographic markets based on 2023 statutory direct premiums are reflected below.
10 www.allstate.com

2023 Form 10-K Item 1. Business

Other Business Segments
Run-off Property-Liability Segment
The Run-off Property-Liability segment includes results from property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s.
Strategy Management of this segment has been assigned to a designated group of professionals with expertise in claims handling, policy coverage interpretation, exposure identification, litigation and reinsurance collection. We may pursue settlement agreements including policy buybacks on direct excess commercial business when appropriate to improve the certainty of the liabilities. Settlement agreements are negotiated contracts between Allstate and third parties that generally set forth the rights and obligations of the parties, including terms of payment for claims. At the end of 2023, 68% of the gross case reserves, excluding incurred but not reported, on the run-off direct excess commercial business were attributable to settlement agreements. This group also manages other direct commercial and assumed reinsurance business in runoff and engages in reinsurance ceded and assumed commutations as required or when considered economically advantageous.
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
Corporate and Other Segment
Our Corporate and Other segment is comprised of debt service, holding company activities and certain non-insurance operations, including expenses associated with strategic initiatives, such as our Avail peer-to-peer car-sharing initiative.

The Allstate Corporation 11

2023 Form 10-K Item 1. Business
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
Additional regulations or new requirements may emerge from the activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the National Association of Insurance Commissioners (“NAIC”), and the International Association of Insurance Supervisors, that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC has adopted amendments to its model holding company law that have been adopted by some jurisdictions. The outcome of these actions is uncertain; however, these actions may impact the business models and profitability of insurance holding companies.
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
Limitations on Dividends by Insurance Subsidiaries  As a holding company with most business operations conducted by subsidiaries, The Allstate Corporation relies on dividends from Allstate Insurance Company as one of the principal sources of cash to pay dividends and to meet its obligations, including the payment of principal and interest on debt or to fund non-insurance-related businesses. Allstate Insurance Company is regulated as an insurance company in Illinois, and its ability to pay dividends is restricted by Illinois law. The laws of the other jurisdictions that generally govern our other insurance subsidiaries contain similar limitations on the payment of dividends. However, such laws in some jurisdictions may be more restrictive.
For additional information regarding limitations, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.
In addition, the NAIC adopted a group capital calculation covering all entities of the insurance company group for use in solvency monitoring activities by regulators. Any increase in the amount of capital or reserves our insurance subsidiaries are required to hold could reduce the amount of future dividends such subsidiaries are able to distribute to the holding company. Any reduction in the risk-based capital (“RBC”) ratios of our insurance subsidiaries could also adversely affect their financial strength ratings as determined by statistical rating agencies. We have not experienced, and we do not expect to experience, any impact from the group capital calculation on our current dividend plans.
Insurance Holding Company Regulation – Change of Control  The Allstate Corporation is a holding company and its insurance subsidiaries are subject to regulation in the jurisdictions in which they write business. In the U.S., these subsidiaries are organized under the insurance codes of Alabama, California, Florida, Illinois, Indiana, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, South Carolina and Texas. Additionally, some of these subsidiaries are considered commercially domiciled in California, Florida, and Texas.
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

2023 Form 10-K Item 1. Business

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
The speed with which an insurer can change rates in response to competition or increasing costs depends on the state rating laws, which include the following categories:
•Prior approval — Regulators must approve a rate before the insurer may use it (21 states)
•File-and-use — Insurers do not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used (20 states)
•Use-and-file — Requires an insurer to file rates within a certain period of time after the insurer begins using them (9 states)
•No filing or approval — One state, with an immaterial amount of written premiums, does not require a filing to be submitted
Under these rating laws, the regulator has the authority to disapprove a rate filing.

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

The Allstate Corporation 13

2023 Form 10-K Item 1. Business
Recent regulatory changes have occurred related to the MCCA.
•On July 2, 2021, Public Acts 21 and 22, which passed in 2019, became effective, setting fee schedules for personal injury protection claims. Such fee schedules were set at 200% of Medicare rates in 2021, declining to 195% in 2022 and 190% in 2023, for any providers other than certain unique categories of providers and applying to treatment on existing and new claims.
•Other legislative proposals to change the MCCA operation in the future and to adjust Public Acts 21 and 22 are put forth periodically, as well as a recent Michigan Supreme Court decision that found that the reimbursement rates described above applied only to motor vehicle accidents occurring in 2019 or later.
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
Broker-Dealer and Investment Advisers  The Allstate entities that operate as a broker-dealer and registered investment advisers are subject to regulation and supervision by the Securities and Exchange Commission (“SEC”), Financial Institution Regulatory Authority and/or, in some cases, state securities administrators. The SEC has proposed rules and amendments related to cybersecurity risk management and cybersecurity-related disclosure for broker-dealers, registered investment advisers, registered investment companies, and business development companies. Certain state and federal regulators are considering or have implemented best interest or fiduciary standards. Such standards could impact products provided by Allstate agents and Allstate’s broker-dealer, their sales processes, sales volume, and producer compensation arrangements.
Inflation Reduction Act of 2022 The Inflation Reduction Act of 2022, which contains several tax-related provisions, was signed into law in August 2022. The law creates a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and an excise tax of 1% on stock repurchases by publicly traded U.S. corporations, both effective after December 31, 2022. The excise tax on common stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders' equity. The Company has determined that it is considered an “applicable corporation” under the rules of CAMT.
15% Global Minimum Tax The Organization for Economic Cooperation and Development (“OECD”) secured agreement from nearly 140 countries to address how corporate profits are taxed for multinational enterprises (“MNEs”). OECD has released Pillar Two Model Rules, a 15% minimum effective tax rate (also known as the Global Anti-Base Erosion “GloBE” Rules), designed to ensure that large MNEs pay a minimum level of tax on the income arising in each jurisdiction where they operate and mandates sharing of certain company information with taxing authorities on a local and global basis.
Certain jurisdictions have enacted, and others have proposed, legislation to implement certain provisions of Pillar Two for fiscal years beginning on or after December 31, 2023. We are continuing to monitor the implications resulting from the potential enactment of Pillar Two rules in the jurisdictions where we operate.
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
In October 2023, California enacted several climate disclosure bills. One of these is the Climate Corporate Data Accountability Act (Senate Bill 253), which requires disclosure and assurance over greenhouse gas emissions using a phased reporting approach. The law requires the California Air Resources Board to develop and adopt implementing regulations no later than January 1, 2025. Allstate has publicly reported its greenhouse gas inventory since 2010. We will continue
14 www.allstate.com

2023 Form 10-K Item 1. Business

evaluating the anticipated impacts and scope of the new laws on our reporting and disclosures.
Dodd-Frank: Covered Agreement On September 22, 2017, the U.S. and European Union signed a Covered Agreement, a bilateral agreement that “relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection for insurance or reinsurance consumers that is substantially equivalent to the level of protection achieved under State insurance or reinsurance regulation.”
The U.S. had five years from the date of signing to amend its credit for reinsurance laws and regulations to conform with the requirements of the Covered Agreement or face federal preemption determinations by the FIO. To address the requirements of the Covered Agreement, the NAIC formally adopted revisions to its existing credit for reinsurance model law and model regulation, with the expectation that states would adopt and implement the modified model law and regulation by September 2022. A sufficient number of states have adopted the model law and/or regulation to avoid federal preemption.
Division Statute On November 27, 2018, the Illinois General Assembly passed legislation authorizing a statute that makes available a process by which a domestic insurance company may divide into two or more domestic insurance companies. The statute, which became effective January 1, 2019, can be used to divide continuing blocks of insurance business from insurance business no longer marketed, or otherwise discontinued into separate companies with separate capital. The statute can also be used for sale to a third party or to manage risks associated with indemnification programs. Before a plan of division can be effected it must be approved according to the organizational documents of the dividing insurer and submitted for approval by the Illinois Department of Insurance. In 2021, Allstate Insurance Company and certain affiliate insurance companies utilized the division statute to form three Illinois domiciled insurance companies that retained assets and liabilities for certain Michigan automobile insurance policies with catastrophic personal injury claims that are ceded to the MCCA.
Privacy Regulation and Data Security  Federal law and the laws of many states require financial institutions to protect the security and confidentiality of consumer information and to notify consumers about their policies and practices relating to collection, use, disclosure, and protection of consumer information. Federal law and the laws of many states also regulate disclosures and disposal of consumer information. Congress, state legislatures, and regulatory authorities are currently considering additional regulation relating to privacy of personal information.

For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, which took effect in January 2023, as well as similar laws in Virginia, Connecticut, and approximately nine other states (with various effective dates), impose significant compliance requirements for certain businesses in those states. Among other things, these privacy laws provide consumers with privacy rights such as the right to request access to or deletion of their personal information. The California Privacy Rights Act established a new privacy regulatory agency. In November 2023, the New York State Department of Financial Services amended its cybersecurity regulation, including both new and heightened requirements. The NAIC created an Insurance Data Security Model Law, which several states have adopted in some form, establishing standards for data security, including the investigation of and notification to insurance commissioners of cybersecurity events. Additional states are also likely to adopt similarly themed cybersecurity requirements in the future. We cannot predict the impact on our business of possible future legislative or regulatory measures regarding privacy or cybersecurity.
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

The Allstate Corporation 15

2023 Form 10-K Item 1. Business
Allstate’s exposure to liability with regard to its insureds that have been, or may be, named as PRPs is uncertain. While comprehensive Superfund reform proposals have been introduced in Congress, only modest reform measures have been enacted. In May 2017, the Environmental Protection Agency created a Superfund Task Force that issued proposed reforms in its 2019 final report. These recommendations address expediting clean-up and remediation processes, reducing the financial burden of the clean-up process, encouraging private investment, promoting redevelopment and community revitalization, and building and strengthening partnerships. We cannot predict which, if any, of these reforms will be enacted or, if enacted, what their impact may be.
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
16 www.allstate.com

2023 Form 10-K Item 1. Business

Human Capital
Allstate’s success is highly dependent on human capital. The wellbeing of our employees is a key priority, and Allstate strives to promote a dynamic and welcoming workplace that promotes inclusive diversity and equity, fosters collaboration, and encourages employees to be fully engaged in their work every day. As of December 31, 2023, Allstate had approximately 53,000 full-time employees and 400 part-time employees.
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
•Performance review and development takes place throughout the year, with a renewed focus on driving performance through ongoing feedback and coaching. Allstate invests in training and re-skilling opportunities, with most of our learning experiences offered virtually to support our remote and global workforce.
•In 2023, Allstate:
–Introduced a new education benefit provider, Guild. Guild expands support and access to over 80 tuition-free professional degrees, certificates and bootcamps to all U.S. based employees at more than 25 schools.
–Completed more than 450 thousand hours of voluntary continued learning from external and internal providers
–Delivered over 400 virtually facilitated workshops focused on technical upskilling, well-being, on-boarding, Inclusive Diversity and Equity (“IDE”), and leadership development, totaling close to 800 hours of learning for over 10,000 participants
–Invested over $2.4 million towards the cost of the degrees of almost 700 U.S. employees.
–Filled over 28% of open U.S. positions with internal applicants.
Inclusive Diversity and Equity We strive for a workforce where the breadth of our diversity makes us a better company. IDE is one of Allstate’s core values of Our Shared Purpose.

U.S. workforce diversity as of December 31, 2023
Women	55%
Racially and ethnically diverse	40%
•Talent acquisition, development, retention, and mobility practices support employees in achieving their career aspirations. We work to create a diverse talent pipeline.
•As part of our commitment to fair and equitable compensation practices, we complete pay equity analyses. Annually, we identify potential pay gaps across substantially similar employee groups as well as identify policies, practices or systematic issues that may contribute to pay gaps. The external analyses found that Allstate’s results compared well to benchmarks for companies of similar size and scope.
•Allstate supports and funds Employee Impact Groups (“EIGs”) and Business Impact Groups (“BIGs”) to help advance IDE and create opportunities for employees to work together to create business solutions.
–EIGs are voluntary employee-led communities that enhance the employee experience through engagement, development and collaboration. They bring value to participants and impact Allstate through cultural education and awareness, market and community outreach, professional development, recruiting, retention, and customer engagement. EIGs are required to interact with at least two other EIGs annually.
–BIGs, voluntary employee-led groups that focus on creating business impact and serve as an incubator for innovation, collaboration and professional development.
–Officers from across the enterprise leverage their time, networks and resources to support the EIGs and BIGs, and positively impact employee engagement and feelings of belonging at Allstate.
•Allstate continues to make significant progress on our IDE strategy while aligning it to Allstate’s global talent strategy. In 2023, we:
–Improved representation by attracting more qualified candidates with remote work options. We’ve seen an increase in applicants since we announced our permanent flexible work environment, including an increase in diverse candidates.
–Since the Allstate IDE A.C.T. (Accountability, Clarity, Transparency) Framework rolled out in 2022, every business unit now has either an IDE Inclusion Council or an IDE Business Lead that partners with Human Resources on their business area-based action plans to achieve our corporate IDE strategy.
–Incorporated IDE behavior questions into structured interviews for executive candidates.

The Allstate Corporation 17

2023 Form 10-K Item 1. Business
Employee Well-being and Safety We believe in a culture of well-being and take our responsibility to care for employees’ well-being seriously, devoting resources to employee health and safety.
•Allstate created a workplace well-being strategy based on employee feedback, including providing greater flexibility in how, when, and where work is done.
•Allstate hosts enterprise-wide talks with subject matter experts sharing personal stories and fact-based best practices to provide tangible ways employees can support their individual journey. EIGs promote sessions that are relevant to their networks to build a sense of community.
•Communications and voluntary courses facilitated by internal performance coaches on well-being themes of mind, body, wallet and community are shared so employees can engage in content that matters most to them.
•Well-being assessments are offered to understand employee needs and wants to support their well-being. Completing the assessment lowers the cost of benefits to employees and allows Allstate to provide holistic programs based on personalized interests.
•Our Wellbeing Champion community connects their teams and leaders with Allstate’s health and wellness resources and promotes opportunities to engage in programs, including virtual yoga and meditation classes offered four times a week.
Organizational Culture Allstate defines culture as a self-sustaining system of shared values, priorities and principles that shape beliefs and drive behaviors and decision-making within an organization. Allstate encourages employees to proactively manage their career so it is integrated into their personal purpose. This includes investing in and holding management accountable for employee development and maintaining a culture aligned with Our Shared Purpose at all levels.
•We have a strong culture built on shared purpose, values, standards, and behaviors and are transforming to become the lowest cost protection provider with an affordable, simple, connected experience.
•We focus on Integrity & Ethics, Belonging, Meaningful Work, Performance Standards, Career Development, Employee Listening, Distributed Work and Well-being to make Allstate a place talent loves.
•Allstate continues to commit to leadership development, now with the introduction of the Leading at Allstate program. This initiative, focusing on leading change, performance and growth, leadership styles, and leading distributed teams, saw a successful fourth quarter early adopter pilot. Notably, over 250 leaders completed live sessions, with feedback indicating a 95% willingness to recommend the learning and 97% employee satisfaction with the content.
•Allstate, driven by a leadership-instilled commitment to Inclusive Diversity and Equity, launched a tool that helps learners discover their work-style preference, integrating it into the Degreed learning system. This initiative breaks barriers and fosters inclusion through IDE resources, accessible via both traditional classroom training and the Degreed Learning Hub. Over 3,300 individuals accessed the work-style preferences tool.
For additional information, please see the section titled “Our Key Sustainability Priorities-People” in our Proxy Statement.
In addition to the above discussion of our employees, please see information about Allstate agents under the caption “Allstate Protection Segment - Products and Distribution” in Part I, Item 1 of this report.

18 www.allstate.com

2023 Form 10-K Item 1. Business

Website
Our website is allstate.com. The Allstate Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available on the Investor Relations section of our website (www.allstateinvestors.com), free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC and available at www.sec.gov. In addition, our Corporate Governance Guidelines, our Global Code of Business Conduct, and the charters of our Audit Committee, Compensation and Human Capital Committee, Executive Committee, Nominating, Governance and Social Responsibility Committee and Risk and Return Committee are available on the Investor Relations section of our website. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.

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
•“Allstate®” is a very well-recognized brand name in the United States. We use the “Allstate®”, “National General®” and “Answer Financial®” brands extensively in our business. We also provide additional protection products and services through “Allstate® Protection Plans”, “Allstate® Dealer Services®”, “Allstate® Roadside”, “Arity®”, “Allstate® Identity Protection” “Allstate® Benefits” and “Allstate® Health Solutions”, among others. These brands, products and services are supported with the related service marks, logos, and slogans. Our rights in the United States to these names, service marks, logos and slogans continue as long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them.
The Allstate Corporation 19

2023 Form 10-K Item 1. Business
Information about our Executive Officers
The following table sets forth the names of our executive officers as of February 1, 2024, their ages, positions, business experience, and the years of their first election as officers. “AIC” refers to Allstate Insurance Company. Each of the officers named below may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

Name	Age	Position with Allstate and Business Experience	Year First Elected Officer
Thomas J. Wilson	66	Chairman of the Board (May 2008 to present), President (June 2005 to January 2015 and February 2018 to present), and Chief Executive Officer (January 2007 to present) of The Allstate Corporation and AIC.	1995
Elizabeth A. Brady	59	Executive Vice President, Chief Marketing, Customer and Communications Officer of AIC (January 2020 to present); Executive Vice President and Chief Marketing, Innovation and Corporate Relations Officer of AIC (August 2018 to January 2020).	2018
Christine M. DeBiase	55	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary of The Allstate Corporation and AIC (January 2023 to present); Executive Vice President, Chief Administrative Officer and General Counsel of Brighthouse Financial (February 2018 to December 2022).	2023
John E. Dugenske	57	President, Investments and Corporate Strategy of AIC (September 2022 to present); President, Investments and Financial Products of AIC (January 2020 to September 2022); Executive Vice President and Chief Investment and Corporate Strategy Officer of AIC (January 2018 to January 2020).	2017
Suren Gupta	62	President, Protection Products & Enterprise Services (August 2023 to present); President, Enterprise Services (October 2022 to August 2023); Executive Vice President, Chief Information Technology and Enterprise Services Officer of AIC (January 2020 to October 2022); Executive Vice President, Enterprise Technology and Strategic Ventures of AIC (February 2015 to January 2020).	2011
Zulfikar Jeevanjee	59	Executive Vice President, Chief Information Officer of AIC (October 2022 to present); Senior Vice President, Chief Technology Officer, CVS Health (February 2021 to September 2022); Senior Vice President, Chief Enterprise Architect of AIC (November 2018 to February 2021); Senior Vice President, Group Technology Manager, Wells Fargo (December 2008 to October 2018).	2022
Jesse E. Merten	49	Executive Vice President and Chief Financial Officer of The Allstate Corporation and AIC (September 2022 to present); President, Financial Products of AIC (May 2020 to September 2022); Executive Vice President and Chief Risk Officer of AIC (December 2017 to May 2020); Treasurer of The Allstate Corporation (January 2015 to April 2019) and of AIC (February 2015 to May 2019).	2012
John C. Pintozzi	58	Senior Vice President, Controller and Chief Accounting Officer of The Allstate Corporation and AIC (September 2019 to present); Senior Vice President and Chief Financial Officer, Allstate Investments (May 2012 to August 2019).	2005
Mark Q. Prindiville	56	Executive Vice President and Chief Risk Officer of AIC (May 2020 to present); Senior Vice President of AIC (September 2016 to May 2020).	2016
Mario Rizzo	57	President, Property-Liability of AIC (September 2022 to present); Executive Vice President and Chief Financial Officer of The Allstate Corporation and AIC (January 2018 to September 2022).	2010
Robert Toohey	56	Executive Vice President and Chief Human Resources Officer of AIC (March 2022 to present); Self-Employed Talent and Operations Advisor/Consultant (August 2021 to March 2022); President of Pymetrics (May 2019 to August 2021).	2022
20 www.allstate.com

2023 Form 10-K Item 1. Business

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
The Allstate Corporation 21

2023 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

Item 1A.  Risk Factors
Summary Risks are grouped into three categories: (1) insurance and financial services, (2) business, strategy and operations and (3) macro, regulatory and risk environment. Many risks may affect more than one category and are included where the impact is most significant. If some of these risk factors occur, they may cause the emergence of or exacerbate the impact of other risk factors, which could materially increase the severity of the impact of these risks on our business, results of operations, financial condition or liquidity. The table below includes examples of risks from each category.

Insurance and financial services	Business, strategy and operations	Macro, regulatory and risk environment
Risks related to the insurance and financial services industries	Risks related to Allstate’s business and operating model	Risks that impact most companies
• Loss cost estimates are complex and losses are unknown at the time policies are sold
• Claim frequency and severity volatility
• Catastrophes and severe weather
• Investment results are subject to market volatility and valuation judgments

• Highly competitive industry
• Changing consumer preferences
• New or changing technologies
•Ineffective Transformative Growth strategy implementation
• Ability to maintain catastrophe reinsurance programs and limits
• Fluctuations in financial strength and ratings
• Loss of key business relationships
• Ability to attract, develop and retain talent

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
Our reserving methodology may be impacted by the following:
•Models that rely on the assumption that past loss development patterns will persist into the future
•Internal factors including experience with similar cases, actual claims paid, historical trends involving claim payment and case reserving patterns, pending levels of unpaid claims, loss management programs, product mix, contractual terms and changes in claim reporting and settlement practices
•External factors such as inflation, court decisions, changes in law or litigation imposing unintended coverage, regulatory requirements, changes in driving patterns, delays in reporting of claims and economic conditions, supply chain disruptions and labor shortages
•The ultimate cost of losses, or our current estimates, have and may continue to vary materially from recorded reserves and such variance may adversely affect our results of operations and financial condition as the reserves and amounts due from reinsurers are reestimated
See MD&A, Application of Critical Accounting Estimates for further details.
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
22 www.allstate.com

2023 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
predict. The following factors have and may continue to impact claim severity for auto bodily injury, auto physical damage (including collision and property damage) and homeowners coverages:
•Bodily injury — more severe accidents, an increase in claims with attorney representation, higher medical consumption, and inflation
•Vehicle physical damage — inflation, supply chain disruptions and labor shortages impacting used vehicle and parts prices, labor rates, length of claim resolution, delays in the receipt of third-party carrier claims, and a higher mix of total losses
•Homeowners — inflation in the construction industry, building materials and home furnishings, changes in the mix of loss type, and other economic and environmental factors, including short-term supply imbalances for services and supplies in areas affected by catastrophes
Catastrophes and severe weather events may subject us to significant losses
Catastrophic events could adversely affect operating results and cause them to vary significantly from one period to the next. Climate change could contribute to increased variability of catastrophe losses and underwriting results. Also, our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses, sales of investments or a downgrade of our debt or financial strength ratings.
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
Our investment portfolios are subject to market risk and declines in credit quality which may adversely affect or create volatility in our investment income and cause realized and unrealized losses
We continually evaluate investment management strategies since we are subject to risk of loss due to adverse changes in interest rates, credit spreads, equity prices, real estate values, currency exchange rates and liquidity. Adverse changes have and may continue to occur due to changes in monetary and fiscal policy, inflation, geopolitical events and the economic climate, liquidity of a market or market segment, investor return expectations or risk tolerance, insolvency or financial distress of key market makers or participants, instability of the banking sector, or changes in market perceptions of credit worthiness.
Inflation has been and continues to remain elevated, which has led to volatility of interest rates. The U.S. Federal Reserve and other central banks have responded to inflationary pressure, generally through more restrictive monetary policy, including increasing target interest rates. These actions could create significant economic uncertainty. Market volatility resulting from these factors has and may continue to impact our investment valuations and returns and impact our results of operations and financial condition.

The Allstate Corporation 23

2023 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

Our investments are subject to risks associated with economic and capital market conditions and factors that may be unique to our portfolio, including:
•General weakening of the economy, which is typically reflected through higher credit spreads and lower equity and real estate valuations
•Declines in credit quality
•Declines in interest rates, credit spreads or sustained low interest rates could lead to declines in portfolio yields and investment income
•Increases in market interest rates, credit spreads or a decrease in liquidity could have an adverse effect on the value of our fixed income securities that form a substantial majority of our investment portfolios
•Supply chain disruptions, labor shortages, macro trends impacting real estate supply and demand and other factors may have an adverse impact on investment valuations and returns
•Weak performance of general and joint venture partners and underlying investments unrelated to general market or economic conditions could lead to declines in investment income and cause realized losses in our limited partnership interests
•Concentration in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type
The amount and timing of net investment income, capital contributions and distributions from our performance-based investments, which primarily include limited partnership interests that are recorded on a lag, can fluctuate significantly due to the underlying investments’ performance or changes in market or economic conditions. Additionally, these investments are less liquid than similar, publicly-traded investments and a decline in market liquidity could impact our ability to sell them at their current carrying values.
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
Our participation in indemnification programs subjects us to the risk that reimbursement for qualifying claims and claims expenses may not be received
Participation in state-based industry pools, facilities and associations may have a material, adverse effect on our results of operations and financial condition. Our largest exposure is associated with the Michigan Catastrophic Claim Association (“MCCA”), a state-mandated indemnification mechanism for qualified personal injury protection losses that exceed a specified level. To the extent the MCCA’s current and future assessments are insufficient to reimburse its ultimate obligation on existing claims to member companies, our ability to obtain the 100% indemnification of ultimate losses could be impaired. We also participate in the Federal Government National Flood Insurance Program.
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
A downgrade in financial strength ratings may have an adverse effect on our business
Financial strength ratings are important factors in establishing the competitive position of insurance companies and their access to capital markets. Rating agencies have and could downgrade or change the outlook on our ratings in the future due to:
24 www.allstate.com

2023 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
•Changes in the financial profile of one of our insurance companies
•Changes in a rating agency’s determination of the amount of capital required to maintain a particular rating
•Increases in the perceived risk of our investment portfolio, a reduced confidence in management or our business strategy, or other considerations that may or may not be under our control
A downgrade in our ratings could have an adverse effect on our sales, competitiveness, customer retention, the marketability of our product offerings, liquidity, access to and cost of borrowing or refinancing our existing debt obligations, results of operations and financial condition.

Business, strategy and operations
We operate in markets that are highly competitive
Markets in which we operate are highly competitive, and we must continually allocate resources to refine and improve products and services to maintain our reputation, enhance brand perception, and remain competitive. If we are unsuccessful in generating new business, retaining customers or renewing contracts, our ability to maintain or increase premiums written or the ability to sell our products could be adversely impacted.
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
Our ability to adequately and effectively price our products is affected by the evolving nature of consumer needs and preferences, market and regulatory dynamics, broader use of telematics-based rate segmentation and potential change in consumer demand.
Many voluntary benefits contracts are renewed annually and consumer protection plan contracts are generally multi-year, but renewals occur on a rolling basis. There is a risk that employers and retailers may be able to obtain more favorable terms from competitors than they could by renewing coverage with us. These competitive pressures may adversely affect the renewal of these contracts, as well as our ability to sell products.
Changing consumer preferences may adversely impact the demand for our products which may adversely impact our business
Growth and retention may be impacted if customer preferences change and we are unable to effectively adapt our business model and processes, including maintaining competitive products and allowing consumers to interact with us how they choose. Our business could be impacted by our ability to attract and retain customers through distribution channels that they prefer.
Our business may also be adversely impacted by new or changing technologies
Technological changes, such as autonomous or partially autonomous vehicles or technologies that facilitate ride, car or home sharing could disrupt the demand for products from current customers, create coverage issues, impact the frequency or severity of losses, or reduce the size of the automobile insurance market causing our auto insurance business to decline. Since auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other insurers and more adversely affected by trends that could decrease auto insurance rates or reduce demand for auto insurance over time.
Technological advancements and innovation are occurring in distribution, underwriting, claims and operations at a rapid pace that may continue to accelerate. Nontraditional competitors could enter the insurance market and further accelerate these trends. Our competitive position could be impacted if we are unable to deploy, in a cost effective and competitive manner, technology such as artificial intelligence, large language models and machine learning that collects and analyzes data to inform underwriting or other decisions, or if our competitors collect and use data which we do not have the ability to access or use. Innovations must be implemented in compliance with applicable insurance regulations and in a responsible and compliant manner. These changes may require extensive modifications to our systems and processes and extensive coordination with and reliance on the systems and operations of third parties. If we are unable to adapt to or bring such advancements and innovations to market, the quality of our products, our relationships with customers and agents, competitive position and business prospects may be materially affected. Changes in technology related to collection and application of data regarding customers could expose us to regulatory or legal actions and may have a material adverse effect on our business, reputation, results of operations and financial condition.
Changes in technology and customer preferences may impact the ways in which we interact, do business with our customers and design our products. We may not be able to respond effectively or in a timely manner to these changes, including developing and deploying customer-facing technology to address these changing preferences and maintaining competitive technology,
The Allstate Corporation 25

2023 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

which could have an adverse effect on our results of operations and financial condition.
Executing our strategy to advance and innovate technology has and may continue to impact our workforce as we require new and different skills, particularly those in areas such as digital, data and analytics and technology to achieve our strategic goals. Advancements in technology and changes in consumer preferences may also impact our workforce needs in the future.
Transformative Growth strategy implementation may not be effective
The Transformative Growth strategy is to accelerate growth by improving customer value, expanding customer access, increasing sophistication and investment in customer acquisition, modernizing the technology ecosystem and driving organizational transformation. Implementation is focused on the property-liability businesses and impacts all aspects of Allstate’s customer experience and business model, spanning product distribution and sales, operations and servicing, and claims processing. As part of the strategy, we have developed and continue to develop new insurance and non-insurance products and services to provide affordable, simple, and connected protection through multiple distribution channels. We have also expanded our product and service offerings through acquisitions and may continue to do so. If the strategy is not implemented effectively, customer retention and policy growth objectives could be adversely impacted. Lost business opportunities may result due to slower than anticipated speed to market. New products and services may not be as profitable as our existing products, may not perform as well as we expect and may change our risk exposures. External forces including competitor actions or regulatory changes may also have an adverse effect on the value generated from the transformation.
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
The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations
The Allstate Corporation is a holding company with no significant operations. Its principal assets are the stock of its subsidiaries and its directly held cash and investment portfolios. Its liabilities include debt and pension and other postretirement benefit obligations related to employees. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 17 of the consolidated financial statements. The limitations are based on statutory income and surplus. In addition, competitive pressures generally require the subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements may affect the ability of subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including the ability to pay dividends to shareholders, service debt or complete share repurchase programs as planned.
Changes in regulatory or rating agency capital requirements could decrease deployable capital and potentially reduce future dividends paid by our insurance companies.
For a discussion of capital requirements, see Regulation section, Limitations on Dividends by Insurance Subsidiaries.
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
Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business
Market conditions impact the availability and cost of the reinsurance we purchase. Reinsurance may not remain continuously available to us to the same extent and on the same terms and rates as were historically available or is currently available. Our ability to economically justify reinsurance to reduce our catastrophe risk in designated areas may depend on our ability to adjust premium rates to fully or partially recover cost. If we cannot maintain our current level of reinsurance or purchase new reinsurance protection in amounts we consider sufficient at acceptable prices, we would have to either accept an increase in our catastrophe exposure, reduce our insurance exposure or seek other alternatives.
Unfavorable conditions in the insurance-linked securities (“ILS”) market may increase the cost to use ILS or issue new securities in amounts we consider sufficient at acceptable prices.

26 www.allstate.com

2023 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
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
•Claim and administrative services
•Call center services for customer support
•Human resource benefits management
•Information technology support
•Investment management services
•Financial and business support services
We continue to identify ways to improve operating efficiency and reduce cost, which may result in additional outsourcing arrangements in the future. If we are not successful transitioning work to a vendor or a key vendor becomes unable to continue to provide products or services, fails to meet service level standards, or if any vendor fails to protect our confidential, proprietary, and other information, or if our business continuity plans do not sufficiently address a vendor-related business interruption, we may suffer operational impairments and financial losses.
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
The Allstate Corporation 27

2023 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

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
While most of the risks related to the Coronavirus have moderated, some longer-term impacts remain, such as supply chain disruptions, labor shortages, and other macroeconomic factors that have increased inflation and asset values. These factors have affected our operations and may continue to significantly affect our results of operations, financial condition and liquidity and should be considered when comparing the current period to prior periods.
See MD&A, Highlights for a summary of the impacts on our operations, each of our segments and investments that may continue, emerge, evolve or accelerate into 2024.
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

28 www.allstate.com

2023 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
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
Our integrated operational risk and return management processes and practices may not be sufficient to timely detect and mitigate operational risks, including those posed by third-party service providers, that could have an adverse effect on our reputation and business.
See the Regulation section, Privacy Regulation and Data Security, for additional information.
The occurrence of a disaster or event that results in the shut-down, disruption, degradation or unavailability of one or more of our systems or facilities, unanticipated problems with our disaster recovery processes, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of employees were unavailable or unable to access our systems in the event of a disaster, our ability to effectively conduct business could be severely compromised.
Losses from changing climate and weather conditions may adversely affect our financial condition, profitability or cash flows
Climate change affects the occurrence of certain natural events, such as increasing the frequency or severity of wind, tornado, hailstorm and thunderstorm events due to increased convection in the atmosphere. There could also be more frequent wildfires in certain geographies, more flooding and the potential for increased severity of hurricanes. As a result, incurred losses from such events and the demand, price and availability of reinsurance coverages for automobile and homeowners insurance may be affected.
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
Our efforts to meet evolving environmental, social, and governance standards may not meet stakeholders' expectations
Some of our existing or potential investors, customers, employees, regulators, and other stakeholders evaluate our business practices according to a variety of environmental, social and governance (“ESG”) standards and expectations, including those related to climate change, inclusive diversity and equity, data privacy, and the well-being of our employees. Some regulators have proposed or adopted, or may propose or adopt, pro- or anti-ESG rules or standards applicable to our business.
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

The Allstate Corporation 29

2023 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

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
We have business process and information technology operations in Canada, India, the United Kingdom and Mexico that are subject to operating, regulatory and political risks in those countries. We also outsource certain business functions to vendors located in foreign countries, including India, Mexico, Colombia, South Africa and the Philippines, that are subject to operating, regulatory and political risks in those countries. We may incur substantial costs and other negative consequences if any of these risks occur, including an adverse effect on our business, results of operations and financial condition.
A regulatory environment that requires rate increases to be approved, can dictate underwriting practices and mandate participation in loss sharing arrangements, may adversely affect results of operations and financial condition
Political events and positions can affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. Regulatory challenges to rate increases, especially during inflationary periods with more significant rate changes, may restrict rate changes that may be required to achieve targeted levels of profitability and returns on equity. If we are unsuccessful, our results of operations could be negatively impacted. Certain states may enact regulatory reforms regarding insurance rating that may make it more difficult to obtain rates that appropriately reflect the risk.
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
Regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business
The federal government has enacted and continues to propose comprehensive regulatory reforms for financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, certain reforms are applicable to the insurance industry. A growing number of state laws, enforced by a variety of regulators, on issues such as privacy and cybersecurity may also increase expenses and require additional compliance activities.
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
Losses from legal and regulatory actions may be material to our results of operations, cash flows and financial condition
We are involved in various legal actions, including class-action litigation challenging a range of company practices; including coverages provided by our insurance products, some of which involve claims for substantial or indeterminate amounts. We are also
30 www.allstate.com

2023 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies. In the event of an unfavorable outcome in any of these matters, the ultimate liability may be more than amounts currently accrued or disclosed in our reasonably possible loss range and may be material to our results of operations, cash flows and financial condition.
See Note 15 of the consolidated financial statements.
Changes in or the application of accounting standards issued by standard-setting bodies and changes in tax laws may adversely affect our results of operations and financial condition
Our financial statements are subject to GAAP, which are periodically revised, interpreted or expanded. Accordingly, we may be required to adopt new guidance or interpretations, which may have a material effect on our results of operations and financial condition and could adversely impact financial strength ratings.
•Market declines, changes in business strategies or other events impacting the fair value of goodwill or purchased intangible assets could result in an impairment charge to income
•Realization of our deferred tax assets assumes that we can fully utilize the deductions recognized for tax purposes; we may recognize additional tax expense if these assets are not fully utilized
•New tax legislative initiatives may be enacted that may impact our effective tax rate and could adversely affect our tax positions or tax liabilities
See the Regulation section, MD&A, Application of Critical Accounting Estimates and Note 2 of the consolidated financial statements for further details.
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
None.

Item 1C.  Cybersecurity
Governance
The Allstate Corporation Board of Directors (“Allstate Board”) has overall responsibility for oversight of enterprise risk.
The Audit Committee of the Allstate Board oversees the effectiveness of the cybersecurity program. The Audit Committee retains an external cybersecurity advisor to consult on cybersecurity matters and perform assessments of the Allstate Information Security Program.
The Chief Information Security Officer (“CISO”) regularly updates the Audit Committee and Allstate Board on Information Security Program status, cybersecurity risk management, the control environment, emerging threat intelligence and key risk and performance measurements. In addition, the CISO provides updates to senior leadership, the Audit Committee and the Allstate Board, as appropriate.
Jeffrey Wright is senior vice president and CISO for Allstate. He is responsible for the development and execution of the security strategy which protects Allstate’s information from external and internal cybersecurity threats. Mr. Wright has more than 20 years of information security leadership experience.
Risk Management and Strategy
The Enterprise Risk and Return Council has delegated the power and authority to manage cybersecurity risks to the Information Security Council (“ISC”). The CISO chairs the ISC, with senior management representation from across the Company including representatives from Privacy, Legal and Technology. The ISC monitors, makes mitigating decisions about, and escalates information security risks that are outside the Company’s established risk tolerance. Additionally, it provides executive sponsorship of information security controls and oversees the development and review of the information security policy and enterprise security standards.
Allstate evaluates candidates for information security positions based on experience and qualifications. Senior leadership, team leads and subject matter experts conduct interviews to identify top candidates who represent the technical and behavioral acumen required of cybersecurity professionals at Allstate. Allstate provides cybersecurity employees with continuing education associated with their roles and responsibilities.
Information Security Program Allstate has implemented a robust Information Security Program to manage material risks from cybersecurity threats. The Company’s Program uses a risk-based, defense-in-depth approach to identify, assess and manage cybersecurity risks to the Company’s information assets and systems, enabling the business to achieve its objectives. The Information Security Program is aligned with industry best practices and standards including the ISO 27001/27002 standards, the Control Objectives for Information and Related Technologies
The Allstate Corporation 31

2023 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

Framework and the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”).
Allstate conducts risk and control assessments to proactively identify and assess the likelihood and impact of specific information security risks using the NIST CSF. The Company conducts these risk assessments at multiple levels of scope, including applications, business processes, business units, and enterprise. Allstate documents the identified risks, tracking them based on potential impact and the likelihood that harm might occur. The Company manages the risks in accordance with its Information Security Program.
Allstate’s Information Security Program outlines the responsibilities and expectations for the security of Allstate information systems. The Program includes standards, policies and procedures requiring the implementation of technical, administrative and physical controls to manage the risk to Allstate information and systems. These standards, policies and procedures cover industry-standard information security domains, including risk assessment, third-party supplier risk management, vulnerability management, identity and access management, application security, network security, cybersecurity awareness training, encryption and incident management.
Allstate conducts periodic assessments, designed to evaluate effectiveness of implemented controls. The Company performs vulnerability scans and penetration tests to assess controls and proactively identify vulnerabilities for prioritization and remediation. Findings are managed and tracked in accordance with Allstate’s governance, risk and compliance standards.
Dedicated personnel support information security operations 24 hours per day, seven days per week. Allstate’s incident response program is designed to detect, respond and recover from a range of cybersecurity-related incidents.

Item 2.  Properties
In Illinois, the Company has 11 locations totaling approximately 480 thousand square feet of office space.
In North America, we operate from approximately 780 retail stores, administrative, data processing, claims handling and other support facilities that total 710 thousand square feet owned and 4.3 million square feet leased.
Outside North America, we own one and lease two properties in Northern Ireland comprising approximately 200 thousand square feet. We also have two leased facilities in India for approximately 500 thousand square feet and two leased facilities in London for approximately seven thousand square feet.
The locations where Allstate exclusive agencies operate in the U.S. are typically leased by the agencies.
Item 3.  Legal Proceedings
Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 15 of the consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.
32 www.allstate.com

2023 Form 10-K

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of January 31, 2024, there were 56,831 holders of record of The Allstate Corporation’s common stock. The principal market for the common stock is the New York Stock Exchange, where our common stock trades under the trading symbol “ALL”. Our common stock is also listed on the Chicago Stock Exchange.
Common stock performance graph
The following performance graph compares the cumulative total shareholder return on Allstate common stock for a five-year period (December 31, 2018 to December 31, 2023) with the cumulative total return of the S&P Property and Casualty Insurance Index (S&P P/C) and the S&P 500 stock index.

Value at each year-end of $100 initial investment made on December 31, 2018
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Allstate	$100.00	$138.82	$138.65	$152.35	$180.29	$191.72
S&P P/C	$100.00	$125.87	$133.84	$157.27	$186.95	$207.04
S&P 500	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04

The Allstate Corporation 33

2023 Form 10-K
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
October 1, 2023 - October 31, 2023
Open Market Purchases	329	$112.37	—
November 1, 2023 - November 30, 2023
Open Market Purchases	125,437	$134.12	—
December 1, 2023 - December 31, 2023
Open Market Purchases	2,798	$138.37	—
Total	128,564	$134.15	—	$472	million
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
October: 329
November: 125,437
December: 2,798
(2)In August 2021, we announced the approval of a common share repurchase program for $5 billion. In July 2023, we suspended repurchasing shares under the current authorization. The authorization for the share repurchase program expires on March 31, 2024. The Inflation Reduction Act, enacted in August 2022, imposes a 1% excise tax on stock repurchases occurring after December 31, 2022. The excise tax on common stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders’ equity.
Item 6.  [Reserved]
None.
34 www.allstate.com

2023 Form 10-K

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Allstate Corporation 35

2023 Form 10-K
2023 Highlights
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
This section of this Form 10-K generally discusses 2023 and 2022 results and year-to-year comparisons between 2023 and 2022. Discussions of 2021 results and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 of our annual report on Form 10-K for 2022, filed February 16, 2023. Certain amounts have been reclassified or recast to reflect the application of the new guidance to all in-scope long-duration insurance contracts and to conform to current year presentation.
The most important factors we monitor to evaluate the financial condition and performance for our reportable segments and the Company include:
•Allstate Protection: premium, policies in force (“PIF”), new business sales, policy retention, price changes, claim frequency and severity, catastrophes, loss ratio, expenses, underwriting results and combined ratio
•Protection Services: revenues, premium written, PIF and adjusted net income
•Allstate Health and Benefits: premiums, other revenue, new business sales, PIF, benefit ratio, expenses and adjusted net income
•Investments: exposure to market risk, asset allocation, credit quality, total return, net investment income, cash flows, net gains and losses on investments and derivatives, unrealized capital gains and losses, long-term returns and asset duration
•Financial condition: liquidity, parent holding company deployable assets, financial strength ratings, operating leverage, debt levels, book value per share and return on equity

Measuring segment profit or loss
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

36 www.allstate.com

2023 Form 10-K

Macroeconomic Impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity, such as U.S. government fiscal and monetary policies, banking system instability, the Russia/Ukraine and Israel/Hamas conflicts and the remaining impacts of the Novel Coronavirus Pandemic or COVID-19 (“Coronavirus”), such as supply chain disruptions, labor shortages and other macroeconomic factors that have increased inflation.
Inflation continues to remain elevated, which led to increases in interest rates by the Federal Reserve and many foreign governmental authorities and central banks. These actions could create significant economic uncertainty. Market volatility resulting from these factors and from disruptions in the banking industry have and may continue to impact our investment valuations and returns.
These factors have affected our operations and may continue to significantly affect our results of operations, financial condition and liquidity and should be considered when comparing the current period to prior periods. Macroeconomic impacts are disclosed in Part 1 “Item 1A. Risk Factors’’, including the risk factors titled “A large-scale pandemic, the occurrence of terrorism, military actions, social unrest or other actions may have an adverse effect on our business” and “Conditions in the global economy and capital markets could adversely affect our business and results of operations”. This is not inclusive of all potential impacts and should not be treated as such. Within the MD&A, we have included further disclosures related to macroeconomic impacts on our 2023 results.
Israel/Hamas Conflict
As of December 31, 2023, we have approximately $47 million investment exposure in the Middle East, of which approximately $43 million is held in Israel, which is primarily indirect exposure through funds managed by external asset managers.
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
2023 Operating Priorities and Results
Allstate continued to focus on its operating priorities while executing a comprehensive plan to improve auto insurance profitability. The table below summarizes the results of our 2023 Operating Priorities.

2023 Operating Priorities (1)

Improve Customer Value
Enterprise Net Promoter Score, which measures how likely customers are to recommend Allstate, finished below the prior year, reflecting the impact of substantial price increases necessary to offset higher loss costs.

Grow Customer Base
Consolidated policies in force reached 194 million, a 2.8% increase from prior year. Property-Liability policies in force decreased by 2.0% compared to the prior year, as continued growth at National General was more than offset by the Allstate brand and renewals declined in the auto insurance business.

Protection Services policies in force increased 4.3%, primarily due to growth at Allstate Protection Plans.
Achieve Target Economic Returns on Capital	Return on average Allstate common shareholders’ equity was (2.0)% in 2023.

The Property-Liability combined ratio of 104.5 for the full year decreased compared to the prior year primarily reflecting increased premiums earned, partially offsetting continued high loss costs. A comprehensive profitability plan is being executed.

Proactively Manage Investments	Net investment income of $2.48 billion in 2023 was $75 million higher than prior year as higher market-based investment income was partially offset by lower performance-based results.

Total return on the $66.68 billion investment portfolio was 6.7% in 2023. Proactive portfolio management repositioned the fixed income portfolio into longer duration and higher-yielding assets that sustainably increase income.

Execute Transformative Growth
Allstate made substantial progress in advancing Transformative Growth in 2023, including continued cost reductions, deploying a new property-liability technology platform and a new Affordable, Simple and Connected auto insurance offering in seven states.

National General is building a strong competitive position in independent agent distribution.
Build a digital enterprise by expanding utilization of machine-based learning and artificial intelligence.
(1)2024 operating priorities will remain mostly consistent with the 2023 priorities.

The Allstate Corporation 37

2023 Form 10-K

Consolidated net income (loss) applicable to common shareholders
($ in millions)

Consolidated net loss applicable to common shareholders was $316 million in 2023 compared to net loss of $1.39 billion in 2022, primarily due to improved underwriting results and net gains on equity valuations compared to losses in 2022.
For the twelve months ended December 31, 2023, return on Allstate common shareholders’ equity was (2.0)% compared to (7.2)% for the twelve months ended December 31, 2022.

Total revenue
($ in millions)

Total revenue increased 11.1% to $57.09 billion in 2023 compared to 2022, primarily due to a 10.4% increase in property and casualty insurance premiums earned and net gains on equity valuations in 2023 compared to losses in 2022.

Net investment income
($ in millions)

Net investment income increased $75 million to $2.48 billion in 2023 compared to 2022, primarily due to higher market-based income reflecting increased fixed income portfolio yields and investment balances, partially offset by lower performance-based investment results.

38 www.allstate.com

2023 Form 10-K

Summarized financial results

	Years Ended December 31,
($ in millions)	2023	2022	2021
Revenues
Property and casualty insurance premiums	$50,670	$45,904	$42,218
Accident and health insurance premiums and contract charges	1,846	1,832	1,834
Other revenue	2,400	2,344	2,172
Net investment income	2,478	2,403	3,293
Net gains (losses) on investments and derivatives	(300)	(1,072)	1,084
Total revenues	57,094	51,411	50,601

Costs and expenses
Property and casualty insurance claims and claims expense	(41,070)	(37,264)	(29,318)
Shelter-in-Place Payback expense	—	—	(29)
Accident, health and other policy benefits	(1,071)	(1,042)	(1,060)
Amortization of deferred policy acquisition costs	(7,278)	(6,634)	(6,236)
Operating, restructuring and interest expenses	(7,685)	(7,832)	(7,760)
Pension and other postretirement remeasurement gains (losses)	(9)	(116)	644
Amortization of purchased intangibles	(329)	(353)	(376)
Total costs and expenses	(57,442)	(53,241)	(44,135)

(Loss) income from operations before income tax expense	(348)	(1,830)	6,466

Income tax benefit (expense)	135	488	(1,292)

Net (loss) income from continuing operations	(213)	(1,342)	5,174

Loss from discontinued operations, net of tax	—	—	(3,593)

Net (loss) income	(213)	(1,342)	1,581

Less: Net loss attributable to noncontrolling interest	(25)	(53)	(33)

Net (loss) income attributable to Allstate	(188)	(1,289)	1,614

Preferred stock dividends	(128)	(105)	(114)

Net (loss) income applicable to common shareholders	$(316)	$(1,394)	$1,500
Segment Highlights
Allstate Protection underwriting loss was $2.09 billion in 2023 compared to underwriting loss of $2.78 billion in 2022, due to increased premiums earned and lower unfavorable non-catastrophe reserve reestimates, partially offset by higher incurred losses and higher catastrophe losses of $5.64 billion in 2023 compared to $3.11 billion in 2022.
Premiums written increased 10.0% to $50.35 billion in 2023 compared to $45.79 billion in 2022, reflecting higher premiums in both Allstate and National General brands.
Protection Services adjusted net income was $106 million in 2023 compared to $169 million in 2022. The decrease in 2023 was due to higher appliance and furniture claim severity at Allstate Protection Plans and lower third-party lead sales at Arity, partially offset by improved margins at Allstate Roadside and lower expenses at Allstate Identity Protection. Adjusted net income was also impacted by an increase in state income taxes and deferred tax liabilities for Allstate Dealer Services.
Premiums and other revenues increased 9.4% or $220 million to $2.56 billion in 2023 from $2.34 billion in 2022 primarily due to Allstate Protection Plans.
Allstate Health and Benefits adjusted net income was $242 million in 2023 compared to $245 million in 2022. The decrease was primarily due to a decline in employer voluntary benefits, partially offset by increases in individual and group health.
Premiums and contract charges totaled $1.85 billion in 2023, an increase of 0.8% from $1.83 billion in 2022 primarily due to growth in group health, partially offset by a decline in employer voluntary benefits and individual health.
Income Taxes
The effective tax rate is the ratio of income tax (benefit) expense divided by (loss) income from operations before income tax expense. The effective tax rate for 2023 was 38.8% compared to 26.7% in 2022 due to the total income tax benefit measured against a lower loss from operations before income tax expense of $348 million in 2023 compared to a loss of $1.83 billion in 2022.
In both years, the effective tax rate was higher than the 21% federal statutory income tax rate, primarily due to tax credits, tax-exempt interest income and excess tax benefits on shared-based payments, offset by a change in valuation allowance and uncertain tax positions. In addition, in 2023, the Company recorded an additional tax benefit arising from the liquidation of a foreign subsidiary and the remeasurement of state deferred income taxes. The
The Allstate Corporation 39

2023 Form 10-K
impact of the state deferred income taxes was not material to the consolidated results of operations but resulted in a tax expense to Protection Services and a tax benefit to Allstate Protection.
For additional information, see Note 16 of the consolidated financial statements.
Financial Highlights
Investments totaled $66.68 billion as of December 31, 2023, increasing from $61.83 billion as of December 31, 2022.
Allstate shareholders’ equity was $17.77 billion as of December 31, 2023 and $17.49 billion as of December 31, 2022. The increase is primarily due to lower unrealized net capital losses on investments, partially offset by dividends paid to shareholders, common share repurchases and a net loss.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $59.39 as of December 31, 2023, an increase of 2.2% from $58.12 as of December 31, 2022.
Return on average common Allstate shareholders’ equity For the twelve months ended December 31, 2023, return on Allstate common shareholders’ equity was (2.0)%, an increase of 5.2 points from (7.2)% for the twelve months ended December 31, 2022, primarily due to lower net loss applicable to common shareholders.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement losses of $9 million in 2023, primarily related to losses on the remeasurement of the projected benefit obligation driven by a decrease in the liability discount rate, partially offset by gains due to favorable asset performance compared to expected return on plan assets. See Note 18 of the consolidated financial statements and Application of Critical Accounting Estimates section of the MD&A for further information.
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

40 www.allstate.com

2023 Form 10-K Property-Liability

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
•Report year incurred claim severity is calculated by dividing the sum of recorded estimated incurred losses and allocated loss adjustment expenses, excluding catastrophes, by the reported notice counts during that report year. Report year incurred claim severity does not include incurred
The Allstate Corporation 41

2023 Form 10-K Property-Liability
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
•Percent change in report year incurred claim severity statistic is calculated as the amount of increase or decrease in report year incurred claim severity recorded in the current year divided by the current estimate of the prior report year incurred claim severity.

Underwriting results
($ in millions, except ratios)	2023	2022	2021
Premiums written	$50,347	$45,787	$41,358
Premiums earned	$48,427	$43,909	$40,454
Other revenue	1,545	1,416	1,437
Claims and claims expense	(40,453)	(36,732)	(28,876)
Shelter-in-Place Payback expense	—	—	(29)
Amortization of DAC	(6,070)	(5,570)	(5,313)
Other costs and expenses	(5,255)	(5,650)	(5,622)
Restructuring and related charges (1)	(143)	(44)	(145)
Amortization of purchased intangibles	(235)	(240)	(241)
Underwriting (loss) income	$(2,184)	$(2,911)	$1,665

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$5,660	$3,094	$3,541
Catastrophe reserve reestimates (2)	(24)	18	(202)
Total catastrophe losses	$5,636	$3,112	$3,339

Non-catastrophe reserve reestimates (2)	$574	$1,726	$326
Prior year reserve reestimates (2)	550	1,744	124

GAAP operating ratios
Loss ratio	83.5	83.6	71.4
Expense ratio (3)	21.0	23.0	24.5
Combined ratio	104.5	106.6	95.9
Effect of catastrophe losses on combined ratio	11.6	7.1	8.3
Effect of prior year reserve reestimates on combined ratio	1.2	3.9	0.3
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	—	(0.5)
Effect of restructuring and related charges on combined ratio (1)	0.3	0.1	0.4
Effect of amortization of purchased intangibles on combined ratio	0.5	0.5	0.6
Effect of Shelter-in-Place Payback expense on combined and expense ratios	—	—	0.1
Effect of Run-off Property-Liability business on combined ratio	0.2	0.3	0.3
(1)Restructuring and related charges in 2023 primarily relate to implementing actions to streamline the organization and outsource operations, and real estate costs related to facilities being vacated. See Note 14 of the consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
42 www.allstate.com

2023 Form 10-K Allstate Protection

Allstate Protection Segment
Private passenger auto, homeowners, and other personal lines insurance products are offered to consumers through agents, directly through contact centers and online. Our strategy is to offer products that allow customers to interact with us when, where and how they want with affordable, simple and connected protection products. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Underwriting results
	For the years ended December 31,
($ in millions)	2023	2022	2021
Premiums written	$50,347	$45,787	$41,358
Premiums earned	$48,427	$43,909	$40,454
Other revenue	1,545	1,416	1,437
Claims and claims expense	(40,364)	(36,607)	(28,760)
Shelter-in-Place Payback expense	—	—	(29)
Amortization of DAC	(6,070)	(5,570)	(5,313)
Other costs and expenses	(5,251)	(5,646)	(5,618)
Restructuring and related charges	(142)	(44)	(145)
Amortization of purchased intangibles	(235)	(240)	(241)
Underwriting (loss) income	$(2,090)	$(2,782)	$1,785
Catastrophe losses	$5,636	$3,112	$3,339
Underwriting loss improved to $2.09 billion in 2023 compared to $2.78 billion in 2022, primarily due to increased premiums earned and lower unfavorable non-catastrophe reserve reestimates, partially offset by higher losses. We are executing a comprehensive plan to improve auto insurance profitability, by raising rates, reducing operating expenses and advertising, implementing underwriting restrictions in underperforming states and enhancing claims processes to manage loss costs.

Change in underwriting results from 2022 to 2023
($ in millions)

Change in underwriting results from 2021 to 2022
($ in millions)

The Allstate Corporation 43

2023 Form 10-K Allstate Protection

Underwriting income (loss) by brand and by line of business
	For the years ended December 31,
	Allstate Brand			National General			Allstate Protection
($ in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Auto (1)	$(829)	$(2,846)	$1,208	$(280)	$(168)	$54	$(1,109)	$(3,014)	$1,262
Homeowners (2)	(624)	701	411	(179)	(30)	(98)	(803)	671	313
Other personal lines (3)	(37)	(85)	216	(2)	(3)	17	(39)	(88)	233
Commercial lines	(277)	(478)	(158)	12	14	—	(265)	(464)	(158)
Other business lines (4)	106	95	115	9	10	6	115	105	121
Answer Financial	—	—	—	—	—	—	11	8	14
Total	$(1,661)	$(2,613)	$1,792	$(440)	$(177)	$(21)	$(2,090)	$(2,782)	$1,785
(1)2021 results include certain National General commercial lines insurance products.
(2)2021 results include National General packaged policies, which include auto, and commercial lines insurance products.
(3)Include renters, condominium, landlord and other personal lines products.
(4)Primarily represents revenue and direct operating expenses of Ivantage, distribution of non-proprietary life and annuity products and lender-placed products. Ivantage, a general agency for Allstate exclusive agents, provides agents a solution for their customers when coverage through Allstate brand underwritten products is not available. In the first quarter of 2023, National General lender-placed products results were reclassified to other business lines. Historical results have been updated to conform with this presentation.
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

Premiums written by brand and line of business
	For the years ended December 31,
	Allstate Brand			National General			Allstate Protection
($ in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Auto	$27,894	$25,946	$24,102	$6,064	$4,720	$3,763	$33,958	$30,666	$27,865
Homeowners	11,018	9,936	8,717	1,566	1,273	1,365	12,584	11,209	10,082
Other personal lines	2,290	2,096	2,001	229	153	155	2,519	2,249	2,156
Commercial lines	473	917	848	247	207	—	720	1,124	848
Other business lines	—	—	—	566	539	407	566	539	407
Total premiums written	$41,675	$38,895	$35,668	$8,672	$6,892	$5,690	$50,347	$45,787	$41,358

Premiums earned by brand and line of business
	For the years ended December 31,
	Allstate Brand			National General			Allstate Protection
($ in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Auto	$27,384	$25,286	$24,088	$5,556	$4,429	$3,535	$32,940	$29,715	$27,623
Homeowners	10,333	9,249	8,272	1,406	1,169	1,280	11,739	10,418	9,552
Other personal lines	2,179	2,016	1,925	208	143	152	2,387	2,159	2,077
Commercial lines	593	919	827	218	204	—	811	1,123	827
Other business lines	—	—	—	550	494	375	550	494	375
Total premiums earned	$40,489	$37,470	$35,112	$7,938	$6,439	$5,342	$48,427	$43,909	$40,454

Reconciliation of premiums written to premiums earned
	For the years ended December 31,
($ in millions)	2023	2022	2021
Total premiums written	$50,347	$45,787	$41,358
Increase in unearned premiums	(2,004)	(1,776)	(1,143)
Other	84	(102)	239
Total premiums earned	$48,427	$43,909	$40,454
44 www.allstate.com

2023 Form 10-K Allstate Protection

Unearned premium balance by line of business
($ in millions)	As of December 31,
	2023	2022
Allstate brand:
Auto	$7,569	$7,039
Homeowners	6,187	5,495
Other personal lines	1,264	1,151
Commercial lines	194	314
Total Allstate brand	15,214	13,999
National General:
Auto	2,547	2,017
Homeowners	799	651
Other personal lines	69	62
Commercial lines	155	129
Other business lines	317	294
Total National General	3,887	3,153
Allstate Protection unearned premiums	$19,101	$17,152

Policies in force by brand and by line of business
	Allstate brand			National General			Allstate Protection
PIF (thousands)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Auto	20,326	21,658	21,972	4,957	4,376	3,944	25,283	26,034	25,916
Homeowners	6,652	6,622	6,525	686	638	634	7,338	7,260	7,159
Other personal lines	4,522	4,636	4,578	341	300	288	4,863	4,936	4,866
Commercial lines	152	204	210	132	107	105	284	311	315
Total	31,652	33,120	33,285	6,116	5,421	4,971	37,768	38,541	38,256
Auto insurance premiums written increased 10.7% or $3.29 billion in 2023 compared to 2022, primarily due to the following factors:
•Increased average premiums driven by 2022 and 2023 rate increases. In the year ended December 31, 2023:
–Rate increases of 17.9% were taken for Allstate brand in 55 locations, resulting in total Allstate brand insurance premium impact of 16.4%
–Rate increases of 18.8% were taken for National General brand in 48 locations, resulting in total National General brand insurance premium impact of 12.8%
•We expect to continue to pursue rate increases for both Allstate and National General brands into 2024 to improve auto insurance profitability
•PIF decreased 2.9% or 751 thousand to 25,283 thousand as of December 31, 2023 compared to December 31, 2022
•Renewal ratio decreased 1.6 points as of December 31, 2023 compared to December 31, 2022
•Decreased new issued applications driven by the direct and exclusive agency channels, partially offset by growth in the independent agency channel
•The impact of the ongoing rate increases, underwriting restrictions in markets with returns below target levels and temporary reductions in advertising have and may continue to have an adverse effect on the renewal ratio, premiums and future PIF growth

Auto premium measures and statistics
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	2,915	3,644	3,616	(20.0)%	0.8%
National General	3,000	2,677	2,057	12.1%	30.1%
Total new issued applications	5,915	6,321	5,673	(6.4)%	11.4%

Allstate Protection by channel
Exclusive agency channel	2,294	2,401	2,387	(4.5)%	0.6%
Direct channel	1,632	2,202	1,773	(25.9)%	24.2%
Independent agency channel	1,989	1,718	1,513	15.8%	13.5%
Total new issued applications	5,915	6,321	5,673	(6.4)%	11.4%

Allstate brand average premium	$757	$659	$605	14.9%	8.9%
Allstate brand renewal ratio (%)	85.4	87.0	87.0	(1.6)	—
The Allstate Corporation 45

2023 Form 10-K Allstate Protection
Homeowners insurance premiums written increased 12.3% or $1.38 billion in 2023 compared to 2022, primarily due to the following factors:
•Higher Allstate brand average premiums from implemented rate increases taken in 2022 and 2023 and inflation in insured home replacement costs, combined with policies in force growth
•In 2023 rate increases of 15.0% were taken for Allstate brand in 49 locations, resulting in total Allstate brand insurance premium impact of 11.3%
•National General policy growth may be negatively impacted in future quarters as we improve underwriting margins to targeted levels in the current books of business through underwriting and rate actions. In 2023 rate increases of 23.4% were taken for National General brand in 32 locations, resulting in total National General brand insurance premium impact of 11.0%
•Decreased new issued applications in the direct and exclusive agency channels, partially offset by growth in the independent agency channel
•Policy growth is being reduced in states and lines of business that are underperforming. We are no longer writing new homeowners business in California and Florida, and we are non-renewing certain policies in Florida to reduce our exposure, which have and will continue to negatively impact premiums
•The impact of the ongoing rate increases, underwriting restrictions in markets with returns below target levels and temporary reductions in advertising have and may continue to have an adverse effect on the renewal ratio, premiums and future PIF growth

Homeowners premium measures and statistics
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	934	986	962	(5.3)%	2.5%
National General	177	136	102	30.1%	33.3%
Total new issued applications	1,111	1,122	1,064	(1.0)%	5.5%

Allstate Protection by channel
Exclusive agency channel	800	826	840	(3.1)%	(1.7)%
Direct channel	79	94	84	(16.0)%	11.9%
Independent agency channel	232	202	140	14.9%	44.3%
Total new issued applications	1,111	1,122	1,064	(1.0)%	5.5%

Allstate brand average premium	$1,812	$1,614	$1,426	12.3%	13.2%
Allstate brand renewal ratio (%)	86.7	86.8	87.1	(0.1)	(0.3)
Other personal lines premiums written increased 12.0% or $270 million in 2023 compared to 2022, primarily due to increases in landlords, condominiums and personal umbrella for Allstate brand. We are no longer writing condominium new business in California and Florida and we are non-renewing certain policies in Florida, which will continue to negatively impact premiums.
Commercial lines premiums written decreased 35.9% or $404 million in 2023 compared to 2022, due to profitability actions taken to no longer offer coverage to transportation network companies unless the contracts utilize telematics-based pricing and the Allstate brand exiting traditional commercial insurance in five states, which will continue to negatively impact premiums.
The Allstate brand commercial insurance strategy is being advanced through an equity investment and commercial partnership with NEXT Insurance, a high-growth, digital platform for small business insurance which will expand the availability of our commercial lines offerings via NEXT product portfolio.
Other business lines premiums written increased 5.0% or $27 million in 2023 compared to 2022.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.
46 www.allstate.com

2023 Form 10-K Allstate Protection

Combined ratios by line of business
	For the years ended December 31,
	Loss ratio			Expense ratio (1)			Combined ratio
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Auto	82.8	87.2	70.5	20.6	22.9	24.9	103.4	110.1	95.4
Impact of Shelter-in-Place Payback expense				—	—	0.1	—	—	0.1
Homeowners	85.4	71.1	73.5	21.4	22.5	23.2	106.8	93.6	96.7
Other personal lines	82.0	79.7	62.9	19.6	24.4	25.9	101.6	104.1	88.8
Commercial lines	105.8	120.7	97.5	26.9	20.6	21.6	132.7	141.3	119.1
Other business lines	48.4	39.5	38.4	30.7	39.2	29.3	79.1	78.7	67.7
Total	83.3	83.3	71.1	21.0	23.0	24.5	104.3	106.3	95.6
Impact of amortization of purchased intangibles				0.5	0.5	0.6	0.5	0.5	0.6
Impact of Shelter-in-Place Payback expense				—	—	0.1	—	—	0.1
Impact of restructuring and related charges				0.3	0.1	0.4	0.3	0.1	0.4
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses			Effect of prior year reserve reestimates			Effect of catastrophe losses included in prior year reserve reestimates
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Auto	82.8	87.2	70.5	2.1	1.7	1.7	0.7	4.0	0.5	(0.2)	(0.2)	(0.1)
Homeowners	85.4	71.1	73.5	38.6	21.6	27.2	0.8	1.9	(1.4)	0.3	0.7	(1.7)
Other personal lines	82.0	79.7	62.9	14.6	12.3	11.0	0.8	(1.5)	(5.1)	(0.8)	0.1	(0.5)
Commercial lines	105.8	120.7	97.5	3.7	2.5	2.9	10.4	24.2	14.4	1.0	(0.1)	0.4
Other business lines	48.4	39.5	38.4	7.5	9.1	5.3	2.2	(1.2)	(4.8)	—	0.8	0.3
Total	83.3	83.3	71.1	11.6	7.1	8.3	1.0	3.6	—	—	—	(0.5)

Auto underwriting results
	For the periods ended
	2023				2022				2021
($ in millions, except ratios)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Underwriting income (loss)	$93	$(178)	$(678)	$(346)	$(974)	$(1,315)	$(578)	$(147)	$(300)	$(159)	$394	$1,327
Loss ratio	78.5	81.4	87.9	83.4	90.6	95.3	84.9	77.6	78.9	76.9	68.7	57.2
Effect of prior year non-catastrophe reserve reestimates	1.7	0.3	1.4	(0.1)	2.3	8.5	3.8	2.1	2.1	1.1	(0.4)	(0.2)
Frequency and severity are influenced by:
•Supply chain disruptions and labor shortages
•Mix of repairable losses and total losses
•Value of total losses due to changes in used car prices
•Changes in medical inflation and consumption
•Number of claims with attorney representation
•Labor and part costs
•Changes in commuting activity
•Driving behavior (e.g., speed, time of day) impacting severity and mix of claim types
•Organizational and process changes impacting claim opening and closing practices and shifts in timing, if any, can impact comparisons to prior periods

The quarterly auto loss ratio has been more variable due to these and additional factors discussed below.
Auto loss ratio decreased 4.4 points in 2023 compared to 2022 driven by increased earned premium compared to the prior year. Estimated report year 2023 incurred claim severity for Allstate brand, excluding Esurance and Canada, had a weighted average increase of between 8% to 9% compared to report year 2022 for major coverages due to higher part costs and labor rates for repairable vehicles, a higher mix of total losses, higher costs for claims with attorney representation, higher medical consumption and inflation. Gross claim frequency increased relative to the prior year. We are enhancing our claims practices to manage loss costs by increasing resources and expanding re-inspections, accelerating resolution of bodily injury claims, and negotiating improved vendor services and parts agreements.

The Allstate Corporation 47

2023 Form 10-K Allstate Protection
Homeowners loss ratio increased 14.3 points in 2023 compared to 2022, primarily due to higher catastrophe losses and severity, partially offset by increased premiums earned.

Allstate brand homeowners frequency and severity statistics (excluding catastrophe losses)
(% change year-over-year)
For the year ended December 31, 2023
Gross claim frequency	(4.2)%
Paid claim severity	11.8
Gross claim frequency decreased in 2023 compared to 2022 primarily due to fire and water perils. Paid claim severity increased in 2023 compared to 2022 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the period.
Other personal lines loss ratio increased 2.3 points in 2023 compared to 2022, primarily due to higher catastrophe losses and increased severity, partially offset by increased premiums earned.
Commercial lines loss ratio decreased 14.9 points in 2023 compared to 2022 primarily due to the result of profitability actions taken and lower unfavorable reserve reestimates, partially offset by continued elevated frequency and severity.
Other business lines loss ratio increased 8.9 points in 2023 compared to 2022 primarily due to higher non-catastrophe losses and unfavorable prior year reserve reestimates.
Catastrophe losses increased 81.1% or $2.52 billion in 2023 compared to 2022 primarily related to an increased number of wind/hail events and larger losses per event.
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

Catastrophe losses by the type of event
	For the years ended December 31,
($ in millions)	Number of events	2023	Number of events	2022	Number of events	2021
Hurricanes/tropical storms	3	$66	2	$399	6	$742
Tornadoes	4	189	4	192	3	107
Wind/hail	136	5,065	106	1,936	85	1,878
Wildfires	4	335	9	52	5	269
Freeze/other events	2	5	3	515	2	611
Prior year reserve reestimates		(24)		28		35
Prior year aggregate reinsurance recoveries		—		(10)		(237)
Current year aggregate reinsurance recoveries		—		—		(66)
Total catastrophe losses (1)	149	$5,636	124	$3,112	101	$3,339
(1)2021 includes approximately $250 million of reinstatement premiums for the year ended December 31, 2021, related to the Nationwide Catastrophe Reinsurance Program, primarily due to Hurricane Ida.
Catastrophe management
Historical catastrophe experience  For the last ten years, the average annual impact of catastrophes on our loss ratio was 8.3 points, but it has varied from 5.7 points to 11.6 points. The average annual impact of catastrophes on the homeowners loss ratio for the last ten years was 27.1 points. Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes by our participation in various state facilities. For further discussion of these facilities, see Note 15 of the consolidated financial statements. However, the impact of these actions may be diminished by the growth in insured values, the effect of state insurance laws and regulations and we may not be able to maintain our current level of reinsurance or purchase new reinsurance protection in amounts we consider sufficient at acceptable prices. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.
48 www.allstate.com

2023 Form 10-K Allstate Protection

We have continued to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including the following:
•Continuing to limit or not offer new homeowners, manufactured home and landlord package policy business in certain coastal geographies. Additionally, we:
–Wrote a limited number of homeowners policies in select areas of California from 2016 to 2022, but are no longer writing new homeowners and condominium business in the state of California. We may take further action to reduce our exposure.
–Reduced our exposure to high risk areas, including California and Florida. Since December 31, 2022, PIF has declined by an average of approximately 7% in those two states.
–Write homeowners coverage, excluding in Florida, through our excess and surplus lines carrier, North Light Specialty Insurance Company (“North Light”), which includes earthquake coverage (other than fire following earthquakes) that is currently ceded via quota share reinsurance.
•Increased capacity in our brokerage platform for customers not offered an Allstate policy. As of December 31, 2023, Ivantage had $2.19 billion non-proprietary premiums under management.
•Ceded wind exposure related to insured property located in wind pool eligible areas in certain states.
•Generally require higher deductibles for tropical cyclone than all peril deductibles and are in place for a large portion of coastal insured properties.
•Include coverage for flood-related losses for auto comprehensive damage coverage since we have additional catastrophe exposure, beyond the property lines, for auto customers who have purchased comprehensive damage coverage.
•Offer a homeowners policy in 43 states. Allstate House and Home® provides options of coverage for roof damage, including graduated coverage and pricing based on roof type and age. In 2023, premiums written totaled $6.84 billion or 54.3% of homeowners premiums written compared to $5.60 billion or 49.9% in 2022.
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
Earthquakes  We do not offer earthquake coverage in most states. We retain approximately 25,000 PIF with earthquake coverage, with the largest number of policies located in Kentucky, due to regulatory and other reasons. We purchase reinsurance in Kentucky and enter into arrangements in many states to make earthquake coverage available through our brokerage platform.
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
The Allstate Corporation 49

2023 Form 10-K Allstate Protection
increase our presence in areas where adequate risk adjusted returns can be achieved.
Catastrophe reinsurance  The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during 2023 was $1.02 billion compared to $788 million during 2022. Catastrophe placement premiums are a reduction of premium with approximately 74% related to homeowners. The increases were driven by higher Nationwide program costs. A description of our current catastrophe reinsurance program appears in Note 11 of the consolidated financial statements.
Expense ratio decreased 2.0 points in 2023 compared to 2022, primarily due to higher earned premium growth relative to fixed costs and lower advertising costs, partially offset by higher restructuring costs.

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
($ in millions, except ratios)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Amortization of DAC	$6,070	$5,570	$5,313	$500	$257
Advertising expense	638	934	1,249	(296)	(315)
Amortization of purchased intangibles	235	240	241	(5)	(1)
Other costs and expenses, net of other revenue	3,068	3,296	2,952	(228)	344
Restructuring and related charges	142	44	145	98	(101)
Shelter-in-Place Payback expense	—	—	29	—	(29)
Allstate Special Payment plan bad debt expense	—	—	(20)	—	20
Total underwriting expenses	$10,153	$10,084	$9,909	$69	$175

Premiums earned	$48,427	$43,909	$40,454	$4,518	$3,455

Expense ratio
Amortization of DAC	12.5	12.7	13.1	(0.2)	(0.4)
Advertising expense	1.3	2.2	3.1	(0.9)	(0.9)
Other costs and expenses	6.4	7.5	7.2	(1.1)	0.3
Subtotal	20.2	22.4	23.4	(2.2)	(1.0)
Amortization of purchased intangibles	0.5	0.5	0.6	—	(0.1)
Restructuring and related charges	0.3	0.1	0.4	0.2	(0.3)
Shelter-in-Place Payback expense	—	—	0.1	—	(0.1)
Allstate Special Payment plan bad debt expense	—	—	—	—	—
Total expense ratio	21.0	23.0	24.5	(2.0)	(1.5)
Deferred acquisition costs  We establish a DAC asset for costs that are related directly to the acquisition of new or renewal insurance policies, principally agent remuneration and premium taxes. DAC is amortized to income over the period in which premiums are earned.

DAC balance as of December 31 by product type
($ in millions)	2023	2022
Auto	$1,207	$1,089
Homeowners	890	788
Other personal lines	177	164
Commercial lines	42	54
Other business lines	63	51
Total DAC	$2,379	$2,146
50 www.allstate.com

2023 Form 10-K Run-off Property-Liability

Run-off Property-Liability Segment
The Run-off Property-Liability segment includes results from property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s. Our exposure to asbestos, environmental and other run-off lines claims arises principally from direct excess commercial insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off. We may pursue settlement agreements including policy buybacks on direct excess commercial business when appropriate to improve the certainty of the liabilities. Settlement agreements are negotiated contracts between Allstate and third parties that generally set forth the rights and obligations of the parties, including terms of payment for claims. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Underwriting results
	For the years ended December 31,
($ in millions)	2023	2022	2021
Claims and claims expense
Asbestos claims	$(44)	$(34)	$(63)
Environmental claims	(18)	(56)	(40)
Other run-off lines	(27)	(35)	(13)
Total claims and claims expense	(89)	(125)	(116)
Operating costs and expenses	(5)	(4)	(4)
Underwriting loss	$(94)	$(129)	$(120)
Underwriting losses in 2023 and 2022 primarily related to our annual reserve review using established industry and actuarial best practices. The annual review resulted in unfavorable reserve reestimates totaling $80 million and $118 million in 2023 and 2022, respectively. The reserve reestimates are included as part of claims and claims expense.
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

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	December 31, 2023	December 31, 2022
Asbestos claims
Gross reserves	$1,166	$1,190
Reinsurance	(362)	(379)
Net reserves	804	811
Environmental claims
Gross reserves	331	328
Reinsurance	(64)	(61)
Net reserves	267	267
Other run-off claims
Gross reserves	445	437
Reinsurance	(72)	(64)
Net reserves	373	373
Total
Gross reserves	1,942	1,955
Reinsurance	(498)	(504)
Net reserves	$1,444	$1,451

The Allstate Corporation 51

2023 Form 10-K Run-off Property-Liability

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	December 31, 2023	December 31, 2022
Direct excess commercial insurance
Gross reserves	$1,114	$1,106
Reinsurance	(382)	(385)
Net reserves	732	721
Assumed reinsurance coverage
Gross reserves	603	618
Reinsurance	(54)	(56)
Net reserves	549	562
Direct primary commercial insurance
Gross reserves	140	148
Reinsurance	(61)	(62)
Net reserves	79	86
Other run-off business
Gross reserves	1	1
Reinsurance	—	—
Net reserves	1	1
Unallocated loss adjustment expenses
Gross reserves	84	82
Reinsurance	(1)	(1)
Net reserves	83	81
Total
Gross reserves	1,942	1,955
Reinsurance	(498)	(504)
Net reserves	$1,444	$1,451

Percentage of gross and ceded reserves by case and IBNR
	December 31, 2023		December 31, 2022
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	57%	43%	58%	42%
Ceded (2)	63	37	63	37
Assumed reinsurance coverage
Gross reserves	32	68	31	69
Ceded	43	57	33	67
Direct primary commercial insurance
Gross reserves	59	41	57	43
Ceded	83	17	81	19
(1)Approximately 68% and 64% of gross case reserves as of December 31, 2023 and December 31, 2022, respectively, are subject to settlement agreements.
(2)Approximately 72% and 70% of ceded case reserves as of December 31, 2023 and December 31, 2022, respectively, are subject to settlement agreements.
52 www.allstate.com

2023 Form 10-K Run-off Property-Liability

Gross payments from case reserves by type of exposure
($ in millions)	For the years ended December 31,
	2023	2022
Direct excess commercial insurance
Gross (1)	$72	$82
Ceded (2)	(27)	(35)
Assumed reinsurance coverage
Gross	45	35
Ceded	(8)	(3)
Direct primary commercial insurance
Gross	7	7
Ceded	—	(1)
(1) In 2023 and 2022, 85% and 88% of payments related to settlement agreements, respectively.
(2) In 2023 and 2022, 83% and 94% of payments related to settlement agreements, respectively.
Total net reserves as of December 31, 2023, included $762 million or 53% of estimated IBNR reserves compared to $765 million or 53% of estimated IBNR reserves as of December 31, 2022.
Total gross payments were $124 million and $125 million for 2023 and 2022, respectively. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds.

Reinsurance collections were $35 million and $37 million for 2023 and 2022, respectively. The allowance for uncollectible reinsurance recoverables was $59 million and $58 million as of December 31, 2023 and 2022, respectively. The allowance represents 10.3% and 10.0% of the related reinsurance recoverable balances as of December 31, 2023 and 2022, respectively.
The Allstate Corporation 53

2023 Form 10-K Protection Services
Protection Services Segment
    Protection Services comprise Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection. In 2023, Protection Services represented 78.5% of total PIF and 5.0% of premiums written. We offer consumer product protection plans, protection and insurance products (including vehicle service contracts, guaranteed asset protection, road hazard tire and wheel and paintless dent repair protection), roadside assistance, device and mobile data collection services and analytic solutions using automotive telematics information, identity theft protection and remediation services. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2023	2022	2021
Premiums written	$2,663	$2,699	$2,642

Revenues
Premiums	$2,243	$1,995	$1,764
Other revenue	319	347	354
Intersegment insurance premiums and service fees (1)	138	149	175
Net investment income	73	48	43

Costs and expenses
Claims and claims expense	(632)	(532)	(458)
Amortization of DAC	(1,058)	(928)	(795)
Operating costs and expenses	(889)	(874)	(837)
Restructuring and related charges	(6)	(2)	(14)

Income tax expense on operations	(83)	(35)	(52)

Less: noncontrolling interest	(1)	(1)	1

Adjusted net income	$106	$169	$179

Allstate Protection Plans	$117	$150	$142
Allstate Dealer Services	(15)	35	34
Allstate Roadside	24	7	7
Arity	(18)	(11)	3
Allstate Identity Protection	(2)	(12)	(7)
Adjusted net income	$106	$169	$179

Allstate Protection Plans	145,292	138,726	141,073
Allstate Dealer Services	3,776	3,865	3,956
Allstate Roadside	553	531	525
Allstate Identity Protection	2,884	3,112	2,802
Policies in force as of December 31 (in thousands)	152,505	146,234	148,356
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our consolidated financial statements.
Adjusted net income decreased 37.3% or $63 million in 2023 compared to 2022, due to an increase in state income taxes and deferred tax liabilities for Allstate Dealer Services, higher appliance and furniture claim severity at Allstate Protection Plans and lower third-party lead sales at Arity, partially offset by improved margins at Allstate Roadside and lower expenses at Allstate Identity Protection.
Premiums written decreased 1.3% or $36 million in 2023 compared to 2022, primarily due to a decrease at Allstate Dealer Services and lower rescue volumes at
Allstate Roadside, partially offset by international growth at Allstate Protection Plans.
PIF increased 4.3% or 6 million in 2023 compared to 2022 due to an increase at Allstate Protection Plans.
Other revenue decreased 8.1% or $28 million in 2023 compared to 2022, primarily due to reductions in third-party lead sales at Arity.
Intersegment premiums and service fees decreased 7.4% to $138 million in 2023 compared to 2022, driven by decreased device sales for the
54 www.allstate.com

2023 Form 10-K Protection Services

Drivewise® offering at Arity due to a shift from devices to a lower cost mobile phone program.
Claims and claims expense increased 18.8% or $100 million in 2023 compared to 2022, primarily driven by higher levels of claims at Allstate Protection Plans driven by growth in the business and higher severity at both Allstate Protection Plans and Allstate Dealer Services, partially offset by lower frequency at Allstate Roadside.
Amortization of DAC increased 14.0% or $130 million in 2023 compared to 2022, driven by revenue growth at both Allstate Protection Plans and Allstate Dealer Services.

Operating costs and expenses increased 1.7% or $15 million in 2023 compared to 2022, primarily due to growth at Allstate Protection Plans, partially offset by lower expenses at Arity.
Restructuring and related charges increased $4 million in 2023 compared to 2022, primarily due to restructuring charges at Allstate Roadside.

The Allstate Corporation 55

2023 Form 10-K Property and Casualty Insurance Claims and Claims Expense Reserves
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
We believe the net loss reserves exposures are appropriately established based on available facts, laws and regulations.

Total reserves, net of recoverables (“net reserves”), as of December 31
($ in millions)	2023	2022	2021
Allstate Protection	$29,969	$26,876	$22,124
Run-off Property-Liability	1,444	1,451	1,421
Total Property-Liability	31,413	28,327	23,545
Protection Services	49	38	36
Total net reserves	$31,462	$28,365	$23,581

Reserve for property and casualty insurance claims and claims expense	$39,858	$37,541	$33,060
Less: reinsurance and indemnification recoverables (1)	8,396	9,176	9,479
Total net reserves	$31,462	$28,365	$23,581
(1)Includes $6.36 billion, $6.66 billion and $6.64 billion of unpaid indemnification recoverables related to the Michigan Catastrophic Claims Association (“MCCA”) as of December 31, 2023, 2022 and 2021, respectively.

Impact of reserve reestimates by brand on combined ratio and net income applicable to common shareholders(1) (2)
	2023		2022		2021
($ in millions, except ratios)	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio
Allstate Protection	$461	0.9	$1,619	3.6	$8	—
Run-off Property-Liability	89	0.2	125	0.3	116	0.3
Total Property-Liability	550	1.1	1,744	3.9	124	0.3
Protection Services	(1)	—	(3)	—	(2)	—
Total	$549		$1,741		$122
Reserve reestimates, after-tax	$434		$1,375		$96
Consolidated net (loss) income applicable to common shareholders	$(316)		$(1,394)		$1,500
Reserve reestimates as a % impact on consolidated net (loss) income applicable to common shareholders	NM		(98.6)%		(6.4)%
Property-Liability prior year reserve reestimates included in catastrophe losses	$(24)		$18		$(202)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using property and casualty premiums earned.
NM = not meaningful
56 www.allstate.com

2023 Form 10-K Property and Casualty Insurance Claims and Claims Expense Reserves
The following tables reflect the accident years to which the reestimates shown above are applicable. Favorable reserve reestimates are shown in parentheses.

Prior year reserve reestimates
($ in millions)
2023	2018 & prior	2019	2020	2021	2022	Total
Allstate Protection	$230	$130	$84	$401	$(384)	$461
Run-off Property-Liability	89	—	—	—	—	89
Total Property-Liability	319	130	84	401	(384)	550
Protection Services	—	—	—	—	(1)	(1)
Total	$319	$130	$84	$401	$(385)	$549

2022	2017 & prior	2018	2019	2020	2021	Total
Allstate Protection	$27	$161	$294	$345	$792	$1,619
Run-off Property-Liability	125	—	—	—	—	125
Total Property-Liability	152	161	294	345	792	1,744
Protection Services	—	—	—	—	(3)	(3)
Total	$152	$161	$294	$345	$789	$1,741

2021	2016 & prior	2017	2018	2019	2020	Total
Allstate Protection	$(130)	$100	$(67)	$231	$(126)	$8
Run-off Property-Liability	116	—	—	—	—	116
Total Property-Liability	(14)	100	(67)	231	(126)	124
Protection Services	—	—	—	—	(2)	(2)
Total	$(14)	$100	$(67)	$231	$(128)	$122
Allstate Protection
The tables below show Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2023, 2022, and 2021, and the effect of reestimates in each year.

Net reserves by line
	January 1 reserves
($ in millions)	2023	2022	2021
Auto (1)	$19,365	$16,078	$14,164
Homeowners (1)	3,520	2,731	2,315
Other personal lines	1,653	1,844	1,463
Commercial lines and other (2)	2,338	1,471	1,194
Total Allstate Protection	$26,876	$22,124	$19,136
(1)2022 includes a $944 million reclassification of reserves from homeowners to auto.
(2)2023 and 2022 include the unamortized fair value adjustment related to the acquisition of National General.

Impact of reserve reestimates by line on combined ratio and underwriting income
	2023		2022		2021
($ in millions, except ratios)	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio
Auto	$244	0.5	$1,185	2.7	$149	0.4
Homeowners	102	0.2	200	0.4	(135)	(0.3)
Other personal lines	19	0.1	(32)	(0.1)	(107)	(0.3)
Commercial lines	84	0.2	272	0.6	119	0.3
Other business lines	12	—	(6)	—	(18)	(0.1)
Total Allstate Protection	$461	1.0	$1,619	3.6	$8	—
Underwriting (loss) income	$(2,090)		$(2,782)		$1,785
Reserve reestimates as a % impact on underwriting (loss) income - favorable (unfavorable)	(22.1)%		(58.2)%		(0.4)%
Unfavorable reserve reestimates in 2023 were primarily due to National General personal auto lines, homeowners and commercial lines.
Unfavorable reserve reestimates for personal auto in 2022 were primarily from bodily injury and physical damage coverages. Increases in injury coverages reflected recent data and updated assumptions related to severity of third-party bodily injury claims,
The Allstate Corporation 57

2023 Form 10-K Property and Casualty Insurance Claims and Claims Expense Reserves
increased claims with attorney representation, litigation costs, increased medical treatment utilization and higher medical inflation. Increases in physical damage reflected the ongoing inflationary factors and supply chain shortages impacting used vehicle and parts prices, labor rates and length of claim resolution. Delays in the receipt of claims, including third-party carrier claims also contributed to the adverse development of claims reported in prior years. Unfavorable reserve reestimates for commercial were primarily from auto injury coverages for both shared economy and traditional segments with a large portion of the traditional segment increase related to states where the Company will no longer be selling new business.
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

Run-off Property-Liability net reserve reestimates
	2023		2022		2021
($ in millions)	January 1 reserves	Reserve reestimates	January 1 reserves	Reserve reestimates	January 1 reserves	Reserve reestimates
Asbestos claims	$811	$44	$828	$34	$827	$63
Environmental claims	267	18	226	56	206	40
Other run-off lines	373	27	367	35	375	13
Total	$1,451	$89	$1,421	$125	$1,408	$116

Underwriting loss		$(94)		$(129)		$(120)
Reserve reestimates in 2023 primarily related to new reported information and defense costs for asbestos and other run-off exposures and higher than expected environmental reported losses.
Reserve reestimates in 2022 primarily related to new reported information and defense costs for asbestos and higher than expected reported losses for environmental and other run-off exposures.

Reserves and claim activity before (Gross) and after (Net) the effects of reinsurance
	2023		2022		2021
($ in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,190	$811	$1,210	$828	$1,204	$827
Incurred claims and claims expense	56	44	59	34	100	63
Claims and claims expense paid	(80)	(51)	(79)	(51)	(94)	(62)
Ending reserves	$1,166	$804	$1,190	$811	$1,210	$828

Annual survival ratio	14.6	15.8	15.1	15.9	12.9	13.4
3-year survival ratio	13.8	14.8	13.1	14.0	11.1	12.0

Environmental claims
Beginning reserves	$328	$267	$273	$226	$249	$206
Incurred claims and claims expense	23	18	79	56	50	40
Claims and claims expense paid	(20)	(18)	(24)	(15)	(26)	(20)
Ending reserves	$331	$267	$328	$267	$273	$226

Annual survival ratio	16.6	14.8	13.7	17.8	10.5	11.3
3-year survival ratio	14.4	15.1	14.5	15.4	10.6	10.6

Combined environmental and asbestos claims
Annual survival ratio	15.0	15.5	14.7	16.3	12.4	12.9
3-year survival ratio	13.9	14.8	13.3	14.3	11.0	11.7
Percentage of IBNR in ending reserves		55.7%	0	55.9%	0	54.8%
58 www.allstate.com

2023 Form 10-K Property and Casualty Insurance Claims and Claims Expense Reserves
The survival ratio is calculated by taking our ending reserves divided by payments made during the year. This is a commonly used but simplistic and imprecise approach to measuring the adequacy of asbestos and environmental reserve levels. Many factors, such as mix of business, level of coverage provided and settlement procedures have significant impacts on the amount of environmental and asbestos claims and claims expense reserves, claim payments and the resultant ratio. As payments result in corresponding reserve reductions, survival ratios can be expected to vary over time. The asbestos and environmental net 3-year survival ratio in 2023 increased from 2022 due to lower average payments.

Net asbestos reserves by type of exposure and total reserve additions
	December 31, 2023		December 31, 2022		December 31, 2021
($ in millions)	Net reserves	% of reserves	Net reserves	% of reserves	Net reserves	% of reserves
Direct:
Primary	$9	1%	$9	1%	$8	1%
Excess	263	33	257	32	275	33
Total direct	272	34	266	33	283	34
Assumed reinsurance	91	11	97	12	104	13
IBNR	441	55	448	55	441	53
Total net reserves	$804	100%	$811	100%	$828	100%
Total reserve additions	$44		$34		$63
IBNR net reserves decreased $7 million as of December 31, 2023 compared to December 31, 2022. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current policyholders and ceding companies.
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
Catastrophe reinsurance We anticipate completing the placement of our 2024 nationwide catastrophe reinsurance program in the first half of 2024. For further details of the existing 2023 program, see Note 11 of the consolidated financial statements.
The Allstate Corporation 59

2023 Form 10-K Property and Casualty Insurance Claims and Claims Expense Reserves

Reinsurance and indemnification recoverables, net of the allowance established for uncollectible amounts
	S&P financial strength rating (1)	A.M. Best financial strength rating (1)	Reinsurance or indemnification recoverables on paid and unpaid claims, net
($ in millions)			2023	2022
Indemnification programs
State-based industry pool or facility programs
MCCA (2)	N/A	N/A	$6,424	$6,722
New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”)	N/A	N/A	326	330
North Carolina Reinsurance Facility (“NCRF”)	N/A	N/A	382	292
Florida Hurricane Catastrophe Fund (“FHCF”)	N/A	N/A	82	96
Other			32	7
Federal Government - NFIP	N/A	N/A	76	145
Subtotal			7,322	7,592

Catastrophe reinsurance recoverables
Swiss Reinsurance America Corporation	AA-	A+	37	64
Sanders RE II LTD.	N/A	N/A	36	85
Renaissance Reinsurance Limited	A+	A+	31	56
Other			246	558
Subtotal			350	763

Other reinsurance recoverables, net (3)
Lloyd’s of London (“Lloyd’s”)	AA-	A	180	180
Aleka Insurance Inc.	N/A	N/A	113	183
Pacific Valley Insurance Company, Inc.	N/A	N/A	67	88
Swiss Reinsurance America Corporation	AA-	A+	47	67
Other, including allowance for credit losses			545	575
Subtotal			952	1,093
Total Property-Liability			8,624	9,448
Protection Services			26	19
Total			$8,650	$9,467
(1)N/A reflects no S&P Global Ratings (“S&P”) or A.M. Best ratings available.
(2)As of December 31, 2023 and 2022, MCCA includes $62 million of reinsurance recoverable on paid claims and $6.36 billion and $6.66 billion of reinsurance recoverable on unpaid claims, respectively.
(3)Other reinsurance recoverables primarily relate to commercial lines, including shared economy, as well as asbestos, environmental and other liability exposures.
Reinsurance and indemnification recoverables include an estimate of the amount of insurance claims and claims expense reserves that are ceded under the terms of the agreements, including IBNR unpaid losses. We calculate our ceded reinsurance and indemnification estimates based on the terms of each applicable agreement, including an estimate of how IBNR losses will ultimately be ceded under the agreement. We also consider other limitations and coverage exclusions under our agreements. Accordingly, our estimate of recoverables is subject to similar risks and uncertainties as our estimate of reserves for claims and claims expense. We believe the recoverables are appropriately established; however, as our underlying reserves continue to develop, the amount ultimately recoverable may vary from amounts currently recorded. We regularly evaluate the reinsurers and the respective amounts of our reinsurance recoverables, and a provision for uncollectible reinsurance recoverables is recorded, if needed. The establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance is also an inherently uncertain process involving estimates. Changes in estimates could result in additional changes to the Consolidated Statements of Operations.
Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation and the Company has not had any credit losses related to these programs and we do not anticipate losses in the foreseeable future. We also have not experienced credit losses on our catastrophe reinsurance programs, which include highly rated reinsurers.
The allowance for uncollectible reinsurance relates to other reinsurance programs primarily related to our Run-off Property-Liability segment. The allowance was $62 million as of December 31, 2023 and 2022.
The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. In addition, in the ordinary course of
60 www.allstate.com

2023 Form 10-K Property and Casualty Insurance Claims and Claims Expense Reserves
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

Effects of reinsurance ceded and indemnification programs on our premiums earned and claims and claims expense
	For the years ended December 31,
($ in millions)	2023	2022	2021
Allstate Protection - Premiums
Indemnification programs
State-based industry pool or facility programs
NCRF	$323	$300	$310
MCCA	29	18	20
PLIGA	7	7	7
FHCF	28	24	15
Other	1	—	420
Federal Government - NFIP	327	319	350
Catastrophe reinsurance	995	764	541
Other reinsurance programs	110	261	60
Total Allstate Protection	1,820	1,693	1,723
Run-off Property-Liability	—	—	—
Total Property-Liability	1,820	1,693	1,723
Protection Services	169	176	181
Total effect on premiums earned	$1,989	$1,869	$1,904

Allstate Protection - Claims
Indemnification programs
State-based industry pool or facility programs
MCCA	$(185)	$116	$611
NCRF	379	294	279
PLIGA	14	(24)	—
FHCF	(6)	74	13
Other	1	—	359
Federal Government - NFIP	102	435	267
Catastrophe reinsurance	32	298	1,719
Other reinsurance programs	151	261	85
Total Allstate Protection	488	1,454	3,333
Run-off Property-Liability	29	50	60
Total Property-Liability	517	1,504	3,393
Protection Services	116	96	91
Total effect on claims and claims expense	$633	$1,600	$3,484
In 2023, ceded premiums earned increased primarily due to catastrophe reinsurance. In 2022, ceded premiums earned decreased primarily due to the expiration of legacy National General reinsurance programs.
In 2023, ceded claims and claims expenses decreased $967 million primarily due to lower amounts related to NFIP, and a reduction in gross reserves for
Michigan personal injury protection coverage. In 2022, ceded claims and claims expenses decreased $1.88 billion primarily due to higher gross catastrophe losses in 2021 that resulted in reinsurance activity. For further discussion of these items, see Regulation, Indemnification Programs and Note 11 of the consolidated financial statements.
The Allstate Corporation 61

2023 Form 10-K Property and Casualty Insurance Claims and Claims Expense Reserves

Michigan personal injury protection reserve and claim activity before and after the effects of MCCA recoverables
	For the years ended December 31,
	2023		2022		2021
($ in millions)	Gross	Net	Gross	Net	Gross	Net
Beginning reserves	$7,393	$735	$7,387	$747	$6,282	$670
National General acquisition as of January 4, 2021	—	—	—	—	566	31
Incurred claims and claims expense - current year	307	102	451	175	398	132
Incurred claims and claims expense - prior years	(455)	(60)	(159)	(15)	403	59
Claims and claims expense paid - current year (1)	(21)	(20)	(26)	(26)	(35)	(35)
Claims and claims expense paid - prior years (1)	(221)	(116)	(260)	(146)	(227)	(110)
Ending reserves (2)	$7,003	$641	$7,393	$735	$7,387	$747
(1)Paid claims and claims expenses reported in the table for the current and prior years, recovered from the MCCA totaled $106 million, $114 million and $117 million in 2023, 2022 and 2021, respectively.
(2)Gross reserves for the year ended December 31, 2023, comprise 77% case reserves and 23% IBNR. Gross reserves for the year ended December 31, 2022, comprise 76% case reserves and 24% IBNR. Gross reserves for the year ended December 31, 2021, comprise 74% case reserves and 26% IBNR. The MCCA does not require member companies to report ultimate case reserves.
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
As of December 31, 2023, approximately 1,350 of our catastrophic claims that are eligible for reimbursement are pending with the MCCA, of which approximately 80% represents claims that occurred more than 5 years ago. There are 74 claims with reserves in excess of $15 million as of December 31, 2023, which comprise approximately 30% of the gross ending reserves in the table above. As a result, significant developments with a single claimant can result in volatility in prior year incurred claims.

Pending, new and closed claims for Michigan personal injury protection exposure
	For the years ended December 31,
Number of claims (1)	2023	2022	2021
Pending, beginning of year	5,568	5,421	4,857
National General acquisition as of January 4, 2021	—	—	525
New	6,496	8,059	8,616
Closed	(7,338)	(7,912)	(8,577)
Pending, end of year	4,726	5,568	5,421
(1)Total claims includes those covered and not covered by the MCCA indemnification.

62 www.allstate.com

2023 Form 10-K Allstate Health and Benefits

Allstate Health and Benefits Segment
Allstate Health and Benefits offers employer voluntary benefits, group health and individual health products, including life, accident, critical illness, hospital indemnity, short-term disability and other health products.
In 2023, Allstate Health and Benefits represented 2.1% of total PIF. Our target customers are consumers with family and financial protection needs. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.
Effective January 1, 2023, we adopted the FASB guidance revising the accounting for certain long-duration insurance contracts in the Allstate Health and Benefits segment using the modified retrospective approach at the transition date of January 1, 2021. See Note 2 of the consolidated financial statements for further information regarding the impact of the adopted accounting standard on our consolidated financial statements.

Summarized financial information
	For the years ended December 31,
($ in millions)	2023	2022	2021
Revenues
Accident and health insurance premiums and contract charges	$1,846	$1,832	$1,834
Other revenue	447	402	359
Net investment income	82	69	74

Costs and expenses
Accident, health and other policy benefits	(1,071)	(1,042)	(1,060)
Amortization of DAC	(150)	(136)	(128)
Operating costs and expenses	(842)	(814)	(787)
Restructuring and related charges	(7)	(2)	(9)

Income tax expense on operations	(63)	(64)	(60)
Adjusted net income	$242	$245	$223

Benefit ratio (1)	56.2	55.1	55.9

Employer voluntary benefits (2)	3,590	3,783	3,804
Group health (3)	136	119	122
Individual health (4)	417	394	407
Policies in force as of December 31 (in thousands)	4,143	4,296	4,333
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $33 million, $33 million, and $34 million for the years ended December 31, 2023, 2022, and 2021, respectively, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Adjusted net income decreased $3 million in 2023 compared to 2022, primarily due to a decline in employer voluntary benefits, partially offset by increases in individual and group health.
Premiums and contract charges increased 0.8% or $14 million in 2023 compared to 2022, primarily due to growth in group health, partially offset by a decline in employer voluntary benefits and individual health.

Premiums and contract charges by line of business
	For the years ended December 31,
($ in millions)	2023	2022	2021
Employer voluntary benefits	$1,001	$1,033	$1,040
Group health	440	385	350
Individual health	405	414	444
Premiums and contract charges	$1,846	$1,832	$1,834

The Allstate Corporation 63

2023 Form 10-K Allstate Health and Benefits
New annualized premium sales (annualized premiums at initial employer voluntary benefits customer enrollment or health policy sale) decreased by $2 million to $732 million in 2023. The decrease in 2023 primarily relates to a decline in employer voluntary benefits, partially offset by growth in group health and individual health businesses.
Other revenue increased $45 million in 2023 compared to 2022, primarily due to an increase in group health administrative fees.
Accident, health and other policy benefits increased 2.8% or $29 million in 2023 compared to 2022, primarily due to growth in group health, partially offset by lower benefit utilization in individual health.
Accident, health and other policy benefits include changes in the reserve for future policy benefits, expected development on reported claims, and reserves for incurred but not reported claims as shown in Note 10 of the consolidated financial statements.
Benefit ratio increased 1.1 points to 56.2 in 2023 compared to 55.1 in 2022, primarily due to higher benefit utilization in employer voluntary benefits and group health, partially offset by lower benefit utilization in individual health.
Amortization of DAC increased 10.3% or $14 million in 2023 compared to 2022, primarily due to higher amortization related to growth in individual health. For information on changes in DAC, see Note 12 of the consolidated financial statements.

Operating costs and expenses
	For the years ended December 31,
($ in millions)	2023	2022	2021
Non-deferrable commissions	$319	$321	$316
General and administrative expenses	523	493	471
Total operating costs and expenses	$842	$814	$787
Operating costs and expenses increased $28 million in 2023 compared to 2022, primarily due to growth in group health and investments in the employer voluntary benefits business.
Allstate Health and Benefits reinsurance ceded
The vast majority of reinsurance relates to the disposition of long-term care and other closed blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

Reinsurance recoverables by reinsurer, net
	S&P financial strength rating	A.M. Best financial strength rating	Reinsurance recoverable on paid and unpaid benefits

			As of December 31,
($ in millions)			2023	2022
Mutual of Omaha Insurance	A+	A+	$70	$65
Everlake Life Insurance Company	NR	A+	33	35
Argo Capital Group Ltd.	NR	NR	24	20
General Re Life Corporation	AA+	A++	15	13
Midlands Casualty Insurance Company	NR	NR	15	16
Other (1)			5	6
Credit loss allowance			(3)	(3)
Total			$159	$152
(1)As of December 31, 2023, the other category includes $4 million and $5 million of recoverables due from reinsurers rated A- or better by S&P and A.M. Best, respectively. As of December 31, 2022, the other category includes $3 million and $4 million of recoverables due from reinsurers rated A- or better by S&P and A.M. Best, respectively.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis. No reinsurance recoverables have been written off in the three-years ended December 31, 2023.
64 www.allstate.com

2023 Form 10-K Investments

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
Investments in the Middle East As of December 31, 2023, we have approximately $47 million investment exposure in the Middle East, of which approximately $43 million is held in Israel, which is primarily indirect exposure through funds managed by external asset managers.
Investments in Russia and Ukraine As of December 31, 2023, we do not have any direct or indirect investments in Russia, Belarus or Ukraine.
The Allstate Corporation 65

2023 Form 10-K Investments
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
We utilize our integrated enterprise risk and return management framework to determine the amount of investment risk we are willing to accept. After reducing interest rate risk by shortening the portfolio duration beginning in late 2021, during 2023 we extended the fixed income portfolio duration as the sustained higher market yields provide an opportunity to increase risk-adjusted returns. As recession risks remain elevated, we also retained defensive positioning to equity risk and credit risk in the portfolio through a reduced allocation to public equity, high yield bonds and bank loans. We expect to maintain performance-based investments in our portfolio, consistent with our strategy to have a greater proportion of return derived from idiosyncratic assets or operating performance.

Contractual maturities and yields of fixed income securities for the next three years
	Fixed income securities
($ in millions)	Carrying value	Investment yield
2024	$3,374	3.0%
2025	6,288	3.5
2026	5,565	3.5

Portfolio composition and strategy by reporting segment (1)
	As of December 31, 2023
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$43,466	$1,796	$1,806	$1,797	$48,865
Equity securities (3)	1,516	254	44	597	2,411
Mortgage loans, net	701	—	121	—	822
Limited partnership interests	8,366	—	—	14	8,380
Short-term investments (4)	4,555	130	92	367	5,144
Other investments, net	936	—	119	—	1,055
Total	$59,540	$2,180	$2,182	$2,775	$66,677
Percentage to total	89.3%	3.3%	3.3%	4.1%	100.0%

Market-based	$50,019	$2,180	$2,182	$2,553	$56,934
Performance-based	9,521	—	—	222	9,743
Total	$59,540	$2,180	$2,182	$2,775	$66,677
(1)Balances reflect the elimination of related party investments between segments.
(2)Fixed income securities are carried at fair value. Amortized cost, net for these securities was $44.06 billion, $1.85 billion, $1.91 billion, $1.83 billion and $49.65 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)Equity securities are carried at fair value. The fair value of equity securities held as of December 31, 2023 was $167 million in excess of cost. These net gains were primarily concentrated in the technology and banking sectors. Equity securities include $1.02 billion of funds with underlying investments in fixed income securities as of December 31, 2023.
(4)Short-term investments are carried at fair value.
Investments totaled $66.68 billion as of December 31, 2023, increasing from $61.83 billion as of December 31, 2022, primarily due to positive operating cash flows, higher fixed income valuations and to support higher reserves, partially offset by dividends paid to shareholders and common share repurchases.
66 www.allstate.com

2023 Form 10-K Investments

Portfolio composition by investment strategy
	As of December 31, 2023
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$48,749	$116	$48,865
Equity securities	1,768	643	2,411
Mortgage loans, net	822	—	822
Limited partnership interests	141	8,239	8,380
Short-term investments	5,144	—	5,144
Other investments, net	310	745	1,055
Total	$56,934	$9,743	$66,677
Percent to total	85.4%	14.6%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(784)	$—	$(784)
Limited partnership interests	—	(4)	(4)
Short-term investments	(1)	—	(1)
Other investments	(2)	—	(2)
Total	$(787)	$(4)	$(791)
During 2023, strategic actions focused on optimizing portfolio yield, return and risk in the more volatile and rising interest rate environment. The sustained higher market yields provide an opportunity to increase risk-adjusted returns, so we extended the fixed income portfolio duration to 4.8 years (including the effect of interest rate derivatives and any call features associated with the securities) during 2023 from 3.4 years as of December 31, 2022. Considering the ongoing risk of recession, we retained a lower allocation to high-yield bonds, bank loans and public equity relative to year-end 2022. We maintained performance-based investments in the Property-Liability portfolio.
Fixed income securities

Fixed income securities by type
	Fair value as of December 31,
($ in millions)	2023	2022
U.S. government and agencies	$8,619	$7,898
Municipal	6,006	6,210
Corporate	31,205	26,263
Foreign government	1,290	957
Asset-backed securities (“ABS”)	1,745	1,157
Total fixed income securities	$48,865	$42,485
Fixed income securities are rated by third-party credit rating agencies or are internally rated. The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed income securities of insurers for regulatory reporting and capital assessment purposes. The NAIC assigns securities to one of six credit quality categories defined as “NAIC designations”. In general, securities with NAIC designations of 1 and 2 are considered investment grade and securities with NAIC designations of 3 through 6 are considered below investment grade. The rating is either received from the SVO based on availability of applicable ratings from rating agencies on the NAIC Nationally Recognized Statistical Rating Organizations provider list, including Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Ratings (“Fitch”), or a comparable internal rating.
As a result of time lags between the funding of investments, the finalization of legal documents, and the completion of the SVO filing process, the portfolio includes certain securities that have not yet been designated by the SVO as of each balance sheet date and the categorization of these securities is based on the expected ratings indicated by internal analysis.
As of December 31, 2023, 91.5% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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
The Allstate Corporation 67

2023 Form 10-K Investments
our fixed income portfolio monitoring process, see Note 5 of the consolidated financial statements.
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	December 31, 2023
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$8,619	$(5)	$—	$—	$—	$—
Municipal	5,963	(43)	34	(1)	7	—
Corporate
Public	7,019	(55)	15,560	(392)	611	(28)
Privately placed	1,651	(54)	2,867	(92)	1,890	(45)
Total corporate	8,670	(109)	18,427	(484)	2,501	(73)
Foreign government	1,289	4	1	—	—	—
ABS	1,669	(1)	16	—	10	—
Total fixed income securities	$26,210	$(154)	$18,478	$(485)	$2,518	$(73)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$8,619	$(5)
Municipal	—	—	2	1	6,006	(43)
Corporate
Public	108	(3)	—	—	23,298	(478)
Privately placed	1,358	(59)	141	(18)	7,907	(268)
Total corporate	1,466	(62)	141	(18)	31,205	(746)
Foreign government	—	—	—	—	1,290	4
ABS	—	—	50	7	1,745	6
Total fixed income securities	$1,466	$(62)	$193	$(10)	$48,865	$(784)
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
Our $7.91 billion portfolio of privately placed securities, primarily 144A bonds, is diversified by issuer, industry sector and country. The portfolio is made up of 455 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after fundamental analysis of issuers and sectors along with macro and asset class views. Ongoing monitoring includes continuous assessment of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year. Liquidity of securities issued by public entities in unregistered form is similar to public debt markets.
Our corporate bond portfolio includes $4.11 billion of below investment grade bonds, $3.39 billion of which are privately placed, primarily 144A bonds. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 317 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
Foreign government securities consist of Canadian governmental and provincial securities (all of which are held by our Canadian companies).

68 www.allstate.com

2023 Form 10-K Investments

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
Equity securities of $2.41 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $822 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.
Limited partnership interests include $7.15 billion of interests in private equity funds, $1.09 billion of interests in real estate funds and $141 million of interests in other funds as of December 31, 2023. We have commitments to invest additional amounts in limited partnership interests totaling $2.94 billion as of December 31, 2023.

Private equity limited partnerships by sector
(% of carrying value)	December 31, 2023
Industrial	20.8%
Healthcare	12.5
Information technology	11.3
Consumer discretionary	10.9
Consumer staples	8.8
Other	35.7
Total	100.0%

Real estate limited partnerships by sector
(% of carrying value)	December 31, 2023
Industrial	28.8%
Residential	19.1
Data centers	19.0
Healthcare	11.4
Consumer staples	5.1
Other	16.6
Total	100.0%
Short-term investments of $5.14 billion primarily comprise money market funds, commercial paper, U.S. Treasury bills and other short-term investments, including securities lending collateral of $1.59 billion.
Other investments primarily comprise $224 million of bank loans, $709 million of real estate, $119 million of policy loans and $1 million of derivatives as of December 31, 2023. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.

Direct real estate investments by sector
(% of carrying value)	December 31, 2023
Agriculture	28.6%
Industrial	23.7
Residential	20.6
Retail	18.5
Other	8.6
Total	100.0%
The Allstate Corporation 69

2023 Form 10-K Investments

Unrealized net capital gains (losses)
	As of December 31,
($ in millions)	2023	2022
U.S. government and agencies	$(5)	$(225)
Municipal	(43)	(290)
Corporate	(746)	(2,299)
Foreign government	4	(40)
ABS	6	(31)
Fixed income securities	(784)	(2,885)
Short-term investments	(1)	(1)
Derivatives	(2)	(3)
Equity method of accounting (“EMA”) limited partnerships	(4)	2
Unrealized net capital gains and losses, pre-tax	$(791)	$(2,887)

Gross unrealized gains (losses) on fixed income securities by type and sector
	As of December 31, 2023
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
Corporate
Banking (1)	$4,189	$31	$(135)	$4,085
Basic industry	1,007	7	(42)	972
Capital goods	2,800	33	(97)	2,736
Communications	2,767	33	(115)	2,685
Consumer goods (cyclical and non-cyclical)	6,813	93	(251)	6,655
Financial services	2,111	17	(88)	2,040
Energy	2,645	35	(63)	2,617
Technology	2,800	21	(153)	2,668
Transportation	1,104	13	(45)	1,072
Utilities	5,330	109	(123)	5,316
Other	385	5	(31)	359
Total corporate fixed income portfolio	31,951	397	(1,143)	31,205
U.S. government and agencies	8,624	114	(119)	8,619
Municipal	6,049	109	(152)	6,006
Foreign government	1,286	17	(13)	1,290
ABS	1,739	13	(7)	1,745
Total fixed income securities	$49,649	$650	$(1,434)	$48,865
(1) As of December 31, 2023, we have exposure of approximately $90 million to regional banks primarily through investment grade corporate bonds.
70 www.allstate.com

2023 Form 10-K Investments

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

Equity securities by sector
($ in millions)	December 31, 2023			December 31, 2022
	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value
Banking	$30	$38	$68	$135	$56	$191
Basic Industry	9	2	11	57	16	73
Capital Goods	77	(27)	50	196	3	199
Energy	32	3	35	110	44	154
Funds
Equities	258	12	270	904	(19)	885
Fixed income	1,038	(15)	1,023	1,067	(84)	983
Other	58	5	63	3	—	3
Total funds	1,354	2	1,356	1,974	(103)	1,871
Transportation	16	$23	39	48	19	67
Utilities	59	1	60	67	12	79
Other (1)	667	125	792	1,666	267	1,933
Total equity securities	$2,244	$167	$2,411	$4,253	$314	$4,567
(1) Other is comprised of consumer goods, technology, REITs, financial services and communications sectors.
The Allstate Corporation 71

2023 Form 10-K Investments

Net investment income
	For the years ended December 31,
($ in millions)	2023	2022	2021
Fixed income securities	$1,761	$1,255	$1,148
Equity securities	75	132	100
Mortgage loans	35	33	43
Limited partnership interests	499	985	1,973
Short-term investments	253	82	5
Other investments	169	162	195
Investment income, before expense	2,792	2,649	3,464
Investment expense
Investee level expenses	(79)	(68)	(60)
Securities lending expense	(93)	(30)	—
Operating costs and expenses	(142)	(148)	(111)
Total investment expense	(314)	(246)	(171)
Net investment income	$2,478	$2,403	$3,293

Property-Liability	$2,218	$2,190	$3,118
Protection Services	73	48	43
Allstate Health and Benefits	82	69	74
Corporate and Other	105	96	58
Net investment income	$2,478	$2,403	$3,293

Market-based	$2,219	$1,566	$1,429
Performance-based	573	1,083	2,035
Investment income, before expense	$2,792	$2,649	$3,464
Net investment income increased 3.1% or $75 million in 2023 compared to 2022, primarily due to higher market-based results driven by reinvesting into fixed income securities with higher yields and to a lesser extent, the reinvestment of proceeds from sales of equity securities into fixed income securities, partially offset by lower performance-based results, mainly from limited partnerships.

Performance-based investment income
	For the years ended December 31,
($ in millions)	2023	2022	2021
Private equity	$414	$798	$1,660
Real estate	159	285	375
Total performance-based income before investee level expenses	$573	$1,083	$2,035

Investee level expenses (1)	(74)	(59)	(55)
Total performance-based income	$499	$1,024	$1,980
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income decreased 51.3% or $525 million in 2023 compared to 2022, primarily due to lower valuation increases compared to the prior year and lower income from the sales of underlying investments.
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

2023 Form 10-K Investments

Components of net gains (losses) on investments and derivatives and the related tax effect
	For the year December 31,
($ in millions)	2023	2022	2021
Sales	$(433)	$(832)	$578
Credit losses	(99)	(54)	(42)
Valuation change of equity investments - appreciation (decline):
Equity securities	239	(772)	544
Equity fund investments in fixed income securities	43	(128)	(24)
Limited partnerships (1)	34	(160)	(21)
Total valuation of equity investments	316	(1,060)	499
Valuation change and settlements of derivatives	(84)	874	49
Net gains (losses) on investments and derivatives, pre-tax	(300)	(1,072)	1,084
Income tax benefit (expense)	63	230	(237)
Net gains (losses) on investments and derivatives, after-tax	$(237)	$(842)	$847

Property-Liability	$(230)	$(688)	$798
Protection Services	—	(40)	19
Allstate Health and Benefits	2	(35)	5
Corporate and Other	(9)	(79)	25
Net gains (losses) on investments and derivatives, after-tax	$(237)	$(842)	$847

Market-based	$(352)	$(1,083)	$917
Performance-based	52	11	167
Net gains (losses) on investments and derivatives, pre-tax	$(300)	$(1,072)	$1,084
(1)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in 2023 related primarily to losses on sales, partially offset by higher valuation on equity investments. Net losses on investments and derivatives in 2022 related primarily to decreased valuation on equity investments and losses on sales of fixed income securities, partially offset by increased valuation change and settlements of derivatives.
Net losses on sales in 2023 and 2022 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Net losses on valuation change and settlements of derivatives of $84 million in 2023 primarily related to net losses on equity futures used to manage equity exposure, losses on credit default swaps used to reduce credit risk and losses on foreign currency contracts used to manage foreign currency risk. Net gains in 2022 primarily comprised of gains on interest rate futures used to mitigate the impact of increases in interest rates, gains on foreign currency contracts due to the strengthening of the U.S. dollar and gains on equity futures used to manage exposure to equity markets.

Net gains (losses) on performance-based investments and derivatives
	For the years ended December 31,
($ in millions)	2023	2022	2021
Sales	$76	$29	$111
Credit losses	(68)	(30)	(43)
Valuation change of equity investments	58	(35)	71
Valuation change and settlements of derivatives	(14)	47	28
Total performance-based	$52	$11	$167
Net gains on performance-based investments and derivatives in 2023 primarily related to gains on sales and increased valuation of equity investments, partially offset by increased credit losses. 2022 primarily related to increased valuation change and settlements of derivatives and gains on sales, partially offset by decreased valuation of equity investments.
The Allstate Corporation 73

2023 Form 10-K Market Risk
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices, commodity prices or foreign currency exchange rates. Adverse changes to these rates and prices may occur due to changes in fiscal policy, inflation, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness or risk tolerance. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices, and to a lesser extent, foreign currency exchange rates. We also have direct and indirect exposure to commodity price changes through our diversified investments in agriculture, infrastructure and energy primarily held in limited partnership interests and consolidated subsidiaries.
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
Interest rate risk is the risk that we will incur a loss due to adverse changes in risk-free interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets. Changes in interest rates can have favorable and unfavorable effects on our results. For example, increases in rates can improve investment income, but decrease the fair value of our fixed income securities portfolio which may result in sales of assets at losses. Decreases in rates could increase the fair value of our fixed income securities portfolio while decreasing future investment income due to reinvestment at lower market yields and accelerated pay-downs and prepayments of certain investments.

74 www.allstate.com

2023 Form 10-K Market Risk

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
Our assessment of interest rate risk reflects the effect of changing risk-free interest rates on interest-sensitive assets, including investments with callable or prepayable features. As of December 31, 2023, the fixed income portfolio duration(1) was 4.8 compared to 3.4 as of December 31, 2022.

Change in fair value of interest-sensitive assets (1) (2)
	As of December 31,
($ in millions)	2023	2022
-100 bps change	$2,530	$1,549
+100 bps change	(2,314)	(1,471)
+200 bps change	(4,410)	(2,864)
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
As of December 31, 2023, the spread duration(1) was 4.7 compared to 4.0 as of December 31, 2022.

Change in fair value of spread-sensitive assets (1) (2)
	As of December 31,
($ in millions)	2023	2022
+100 bps change	$(1,898)	$(1,462)
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
Equity investments(1) As of December 31, 2023, we held $1.52 billion in equity investments that comprise equity securities, excluding those with fixed income securities as their underlying investments, and including limited partnership interests where the underlying assets are predominately public equity securities, compared to $4.06 billion as of December 31, 2022.

Change in fair value of equity investments (1) (2)
	As of December 31,
($ in millions)	2023	2022
-10% change in equity valuations	$(127)	$(402)
(1)Includes the effects of equity derivatives.
(2)Represents an immediate change in equity valuations for investments.
We periodically use derivatives to reduce equity price risk or to adjust our equity risk profile. Derivatives provide an offset to changes in equity market values.
Limited partnership interests As of December 31, 2023, we held $8.24 billion in limited partnership interests excluding those limited partnership interests where the underlying assets are predominately public equity securities compared to $7.64 billion as of December 31, 2022. These illiquid investments are primarily comprised of private equity and real estate funds, with valuation changes typically reflecting the idiosyncratic performance of the underlying asset.

Change in fair value of limited partnership interests (1)
	As of December 31,
($ in millions)	2023	2022
-10% change in private market valuations	$(824)	$(764)
(1)Represents an immediate change in the value of limited partnership interests.
For limited partnership interests, quarterly changes in fair values may not be highly correlated to equity indices in the short term and changes in value of these investments are generally recognized on a three-month delay due to the availability of the related investee financial statements.

The Allstate Corporation 75

2023 Form 10-K Market Risk
Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks, limited partnership interests, and our Canada, Northern Ireland, Europe and India operations. We use foreign currency derivative contracts to partially offset this risk.
As of December 31, 2023, we had $3.56 billion in foreign currency denominated investments, including the effects of foreign currency derivative contracts, and $1.25 billion net investment in our foreign subsidiaries, primarily related to our Canada operations. These amounts were $3.10 billion and $1.14 billion, respectively, as of December 31, 2022.

Change in fair value of foreign currency denominated investments (1)
	As of December 31,
($ in millions)	2023	2022
-10% change in foreign currency exchange rates	$(356)	$(310)
-10% change in net investments in foreign subsidiaries	(125)	(114)
(1)Represents an immediate, simultaneous depreciation in each of the foreign currency exchange rates to which we are exposed compared to the U.S. dollar, including the effects of foreign currency derivative contracts and excludes the offset from liabilities in foreign currencies.

76 www.allstate.com

2023 Form 10-K Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
	As of December 31,
($ in millions)	2023	2022	2021
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$18,470	$19,880	$24,518
Accumulated other comprehensive income (loss)	(700)	(2,392)	426
Total Allstate shareholders’ equity	17,770	17,488	24,944
Debt	7,942	7,964	7,976
Total capital resources	$25,712	$25,452	$32,920
Ratio of debt to Allstate shareholders’ equity	44.7%	45.5%	32.0%
Ratio of debt to capital resources	30.9%	31.3%	24.2%
Allstate shareholders’ equity increased in 2023, primarily due to lower unrealized net capital losses on investments, partially offset by dividends paid to shareholders, common share repurchases and a net loss. In 2023, we paid dividends of $925 million and $107 million related to our common and preferred shares, respectively. Allstate shareholders’ equity decreased in 2022, primarily due to net unrealized capital losses on investments in 2022 compared to gains in 2021, common share repurchases, a net loss and dividends paid to shareholders. In 2022, we paid dividends of $926 million and $105 million related to our common and preferred shares, respectively.
Repayment of debt On March 29, 2023, the Company repaid, at maturity, $250 million of Floating Rate Senior Notes that bear interest at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 0.63% per year. On June 15, 2023, the Company repaid, at maturity, $500 million of 3.15% Senior Notes.
Issuance of debt On March 31, 2023, the Company issued $750 million of 5.25% Senior Notes due 2033. Interest on the Senior Notes is payable semi-annually in arrears on March 30 and September 30 of each year, beginning on September 30, 2023. The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The net proceeds of this issuance were used to repay the $500 million senior debt maturity and for general corporate purposes.
Redemption of preferred stock On April 17, 2023, the Company redeemed all 23,000 shares of Fixed Rate Noncumulative Preferred Stock, Series G, par value $1.00 per share and liquidation preference $25,000 per share, and the corresponding depositary shares for a total redemption payment of $575 million. The Company recognized $18 million of original issuance costs in preferred stock dividends on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Equity.
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
Common share repurchases In July 2023, we suspended repurchasing shares under the current authorization. As of December 31, 2023, there was $472 million remaining of the $5.00 billion program. The authorization for the share repurchase program expires on March 31, 2024.
During 2023, we repurchased 2.8 million common shares, or 1.1% of total common shares outstanding as of December 31, 2022, for $330 million.
Since 1995, we have acquired 792 million shares of our common stock at a cost of $43.18 billion, primarily as part of various stock repurchase programs. We have reissued 156 million common shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total common shares outstanding has decreased by 636 million shares or 70.8%, primarily due to our repurchase programs.
Common shareholder dividends On January 3, 2023, April 3, 2023, July 3, 2023 and October 2, 2023, we paid a common shareholder dividend of $0.85, $0.89, $0.89 and $0.89, respectively. On November 15, 2023, we declared a common shareholder dividend of $0.89 payable on January 2, 2024.

The Allstate Corporation 77

2023 Form 10-K Capital Resources and Liquidity
Financial ratings and strength

Senior long-term debt, commercial paper and insurance financial strength ratings
As of December 31, 2023
	Moody’s	S&P Global Ratings	A.M. Best
The Allstate Corporation (debt)	A3	BBB+	a-
The Allstate Corporation (short-term issuer)	P-2	A-2	AMB-1
Allstate Insurance Company (insurance financial strength)	Aa3	A+	A+
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
The Allstate Corporation (the “Corporation”) and Allstate Insurance Company (“AIC”) In March 2023, Moody’s affirmed The Allstate Corporation’s (the “Corporation”) senior debt and short-term issuer ratings of A3 and P-2, respectively, and AIC’s insurance financial strength rating of Aa3. The outlook for the ratings was changed from stable to negative.
In August 2023, A.M. Best downgraded the Corporation’s senior debt and short-term issuer ratings to a- and AMB-1, respectively, and affirmed AIC’s insurance financial strength rating of A+. The outlook for the ratings is stable.
In August 2023, S&P downgraded the Corporation’s senior debt rating to BBB+ and affirmed the short-term issuer rating of A-2, and downgraded AIC’s insurance financial strength rating to A+. The outlook for the ratings changed from negative to stable.
American Heritage Life (“AHL”) In August 2023, A.M. Best affirmed the insurance financial strength rating of A+ for AHL. The outlook for the rating is stable.
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
In August 2023, A.M. Best affirmed the insurance financial strength rating of A of the members of Allstate New Jersey Group (Allstate New Jersey Insurance Company, Allstate New Jersey Property and Casualty Insurance Company, Encompass Insurance Company of New Jersey, Encompass Property and
Casualty Insurance Company of New Jersey, Esurance Insurance Company of New Jersey). The outlook for the rating changed from stable to negative. ANJ writes auto and homeowners insurance in New Jersey. Allstate New Jersey Insurance Company also has a financial strength rating of A” from Demotech, which was affirmed in December 2023.
In August 2023, A.M. Best affirmed the insurance financial strength rating of A+ for North Light, our excess and surplus lines carrier. The outlook for the North Light rating is stable.
In August 2023, A.M. Best downgraded the insurance financial strength ratings of the members of Castle Key Group (Castle Key Insurance Company, Castle Key Indemnity Company, Encompass Floridian Insurance Company, Encompass Floridian Indemnity Company) to B. The outlook for the ratings changed from negative to stable. CKIC also has a financial strength rating of A’ from Demotech that was affirmed in December 2023.
ANJ and North Light do not have support agreements with AIC.
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
The property and casualty business is comprised of 59 insurance companies as of December 31, 2023, each of which has individual company dividend limitations. As of December 31, 2023, total statutory surplus is $14.56 billion compared to $15.28 billion as of December 31, 2022. Property and casualty subsidiaries surplus was $14.25 billion as of December 31, 2023, compared to $15.00 billion as of December 31, 2022. Life, accident and health insurance subsidiaries surplus was $310 million as of December 31, 2023, compared to $279 million as of December 31, 2022.
The NAIC has developed financial relationships or tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by state insurance regulators. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each
78 www.allstate.com

2023 Form 10-K Capital Resources and Liquidity

with defined “usual ranges”. Additional regulatory scrutiny may occur if a company’s ratios fall outside the usual ranges for four or more of the ratios. Nine of our domestic insurance companies have four or more ratios outside the usual ranges due to higher written premiums and net losses in 2023.
Liquidity sources and uses Our potential sources and uses of funds principally include the following activities below.

Activities for potential sources of funds
	Property- Liability	Protection Services	Allstate Health and Benefits	Corporate and Other
Receipt of insurance premiums	✓	✓	✓
Recurring service fees	✓	✓	✓
Contractholder fund deposits			✓
Reinsurance and indemnification program recoveries	✓	✓	✓
Receipts of principal, interest and dividends on investments	✓	✓	✓	✓
Sales of investments	✓	✓	✓	✓
Funds from securities lending, commercial paper and line of credit agreements	✓			✓
Intercompany loans	✓	✓	✓	✓
Capital contributions from parent (1)	✓	✓	✓	✓
Dividends or return of capital from subsidiaries	✓	✓	✓	✓
Tax refunds/settlements	✓	✓	✓	✓
Funds from periodic issuance of additional securities				✓
Receipt of intercompany settlements related to employee benefit plans				✓
(1)Capital support is generally at management’s discretion unless contractual commitments are in place.

Activities for potential uses of funds
	Property- Liability	Protection Services	Allstate Health and Benefits	Corporate and Other
Payment of claims and related expenses	✓	✓
Payment of contract benefits, surrenders and withdrawals			✓
Reinsurance cessions and indemnification program payments	✓	✓	✓
Operating costs and expenses	✓	✓	✓	✓
Purchase of investments	✓	✓	✓	✓
Repayment of securities lending, commercial paper and line of credit agreements	✓			✓
Payment or repayment of intercompany loans	✓	✓	✓	✓
Capital contributions to subsidiaries	✓	✓	✓	✓
Dividends or return of capital to shareholders/parent company	✓	✓	✓	✓
Tax payments/settlements	✓	✓	✓	✓
Common share repurchases				✓
Debt service expenses and repayment	✓			✓
Payments related to employee benefit plans	✓	✓	✓	✓
Payments for acquisitions	✓	✓	✓	✓
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
The Allstate Corporation 79

2023 Form 10-K Capital Resources and Liquidity
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
As of December 31, 2023, we held $16.20 billion of cash, U.S. government and agencies fixed income securities, public equity securities and short-term investments, which we would expect to be able to liquidate within one week. In addition, we regularly estimate how much of the total portfolio, which includes high quality corporate fixed income and municipal holdings, can be reasonably liquidated within one quarter. These estimates are subject to considerable uncertainty associated with evolving market conditions. As of December 31, 2023, cash and estimated liquidity available within one quarter, under normal market conditions and at current market prices, was $23.52 billion.
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

Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $3.41 billion as of December 31, 2023, primarily comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
The payment of dividends by AIC to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2024, based on 10% of actual 2023 statutory surplus, is estimated at $1.20 billion, less dividends paid during the preceding twelve months measured at that point in time. For the year ended December 31, 2023, the maximum amount of dividends allowed to be paid by AIC was $1.22 billion. No dividends were paid in 2023. Notification and approval of intercompany lending activities are also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.
These holding company assets and subsidiary dividends provide funds for the parent company’s fixed charges and other corporate purposes.
Intercompany dividends were paid in 2023, 2022 and 2021 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation, ALIC, American Heritage Life Insurance Company (“AHL”) and Allstate Financial Insurance Holdings Corporation (“AFIHC”).

Intercompany dividends
($ in millions)	2023	2022	2021
AIC to AIH	$—	$4,203	$5,946
AIH to the Corporation	—	4,205	5,586
ALIC to AIC	—	—	1,642
AHL to AFIHC	40	110	90
AFIHC to the Corporation	50	112	128
There were no capital contributions paid by the Corporation to AIC in 2023, 2022 or 2021.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In 2023, we did not defer interest payments on the subordinated debentures.
80 www.allstate.com

2023 Form 10-K Capital Resources and Liquidity

Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. In November 2022, the maturity date of this facility was extended to November 2027 and the U.S. dollar benchmark rate was amended from London Interbank Offered Rate to Secured Overnight Financing Rate. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 23.4% as of December 31, 2023. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2023.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of December 31, 2023, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million under each facility.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that expires in 2024. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 638 million shares of treasury stock as of December 31, 2023), preferred stock, depository shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
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
Reserve for future policy benefits and contractholder funds We estimate the present value of cash payments to be made to contractholders and policyholders. We are currently making payments for contracts where the timing of a portion or all of the payments has been determined by the contract. Contracts such as voluntary accident and health insurance, interest-sensitive life and traditional life insurance involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. See Note 10 of the consolidated financial statements for further information.
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
The Allstate Corporation 81

2023 Form 10-K Enterprise Risk and Return Management
Enterprise Risk and Return Management
Allstate is subject to significant risks as an insurer and a provider of protection products and services. These risks are discussed in more detail in the Risk Factors section of this document.
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
•The ERRC directs ERRM activities by establishing risk and return targets, determining economic capital levels and monitoring integrated strategies and actions from an enterprise risk and return perspective. The ERRC consists of Allstate’s chief executive officer, chief financial officer, chief risk officer, chief legal officer and other senior leaders.
•Other key committees work with the ERRC to direct ERRM activities, including the Operating Committee, the Operational Risk and Return Council, the Information Security Council, the Internal Compliance and Control Committee, the Environmental, Social, and Governance (“ESG”)
82 www.allstate.com

2023 Form 10-K Enterprise Risk and Return Management

Steering Committee, liability governance committees, and investment committees.
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
The Allstate Corporation 83

2023 Form 10-K Enterprise Risk and Return Management
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
We generally assess solvency on a statutory accounting basis, but also consider holding company capital and liquidity needs. Capital at the insurance companies significantly exceeds regulatory risk-based capital requirements and capital levels at the parent holding company provide liquidity and financial flexibility to meet enterprise capital and liquidity requirements.

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
Culture is managed using a set of cultural risk categories established as a basis for assessment and measurement, and the Learning Loop is applied to ensure continuous improvement. Culture risk assessments, informed by both quantitative metrics and qualitative judgment, are shared and discussed with the ERRC, RRC and Compensation and Human Capital Committee throughout the year. To strengthen oversight, the Culture Risk and Return Management (“CRRM”) team partners with Human Resources and the broader organization to enhance the sophistication of the CRRM framework, including the following key components:
•Key risk categories, defining the most important areas of culture to track and enhance.
•Key risk indicators, reflecting the health of the system, providing early warnings, and helping Allstate prioritize risk and return activities.
•Governance, ensuring timely discussion, escalation, and prioritization of issues, as well as identification of opportunities.
Many risk drivers impact more than one of these key risk categories. Examples include risks related to inflation and ESG factors. Such risks are managed within processes listed above, but overall strategy is coordinated at the enterprise level, and holistic governance is provided by cross-functional committees such as the ERRC.
84 www.allstate.com

2023 Form 10-K Application of Critical Accounting Estimates
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
Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed income and other securities for which a fair value has been requested under the terms of our agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates, and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments. The valuation models take into account, among other things, market observable information (as described above) as of the measurement date, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience. For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date. In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.
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
The Allstate Corporation 85

2023 Form 10-K Application of Critical Accounting Estimates
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
During periods of high volatility or market disruption, we may perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2023 and 2022, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

Fixed income, equity securities and short-term investments by source of fair value determination
	December 31, 2023
($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$424	0.8%
Fair value based on external sources (1)	55,996	99.2
Total	$56,420	100.0%
(1)Includes $21 million that are valued using broker quotes and $354 million that are valued using quoted prices or quoted net asset values from deal sponsors.
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
86 www.allstate.com

2023 Form 10-K Application of Critical Accounting Estimates
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
The goodwill balance was $3.50 billion at both December 31, 2023 and 2022.
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
The most significant assumptions utilized in the determination of the estimated fair value of the Protection Services reporting unit are the earnings growth rate and discount rate. The earnings growth rate in the DCF projection period is based on the business strategy for the reporting unit.
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

The Allstate Corporation 87

2023 Form 10-K Application of Critical Accounting Estimates
Reserve for property and casualty insurance claims and claims expense estimation Reserves are established to provide for the estimated costs of paying claims and claims expenses under insurance policies we have issued. These reserves are an estimate of amounts necessary to settle all outstanding claims, including estimates of all expenses associated with processing and settling incurred claims and IBNR, less the amount of paid losses, as of the financial statement date. Total reserves comprise three major components: case (established by claim adjusters), supplemental, and IBNR. Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables. Underwriting results are significantly influenced by estimates of property and casualty insurance claims and claims expense reserves.
Reserves are established for each business segment and line of business, independently of business segment management. The significant lines of business are auto, homeowners, and other personal lines for Allstate Protection, and asbestos, environmental, and other run-off lines for Run-off Property-Liability. Allstate Protection’s current period claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. Auto and homeowners liability losses generally take an average of about two years to settle, while auto physical damage, homeowners property and other personal lines generally have an average settlement time of less than one year. Liability losses, especially those involving litigation, can take several years to resolve. Run-off Property-Liability involves long-tail losses, such as those related to asbestos and environmental claims, which often involve substantial reporting lags and extended times to settle.
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
In the chain ladder estimation technique, a ratio (development factor) is calculated which compares current period results to results in the prior period for each accident year. The effects of inflation are implicitly considered in the reserving process, as development factors use historic data that incorporates inflation from recent prior periods in estimating future loss costs. The development factor estimation methodology may require modification when data changes due to changing claim reporting practices, changing claim settlement patterns, external regulatory or financial influences, or contractual coverage changes. Changes in such items and inflation can result in increased variability in loss costs and reserve estimates. Actuarial judgment is then applied to develop a best estimate of gross ultimate losses. These developments are discussed further in the loss ratio disclosures within the Allstate Protection Segment and the Property and Casualty Insurance Claims and Claims Expense Reserves sections of the MD&A. See the Run-off Property-Liability reserve estimates section for specific disclosures of industry and actuarial best practices for this segment.
How reserve estimates are established and updated Reserve estimates are developed at a detailed level, and the results are aggregated to form a consolidated reserve estimate. The detailed estimates include each line of insurance, major components of losses (such as coverages and perils), major states or groups of states and for reported losses and IBNR. Development factors are calculated for data elements such as claim counts reported and settled, paid losses, and paid losses combined with case reserves. The historical development patterns for these data elements are used to calculate reserve estimates. Based on this review, our best estimate of required reserves is recorded.
Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process continuously incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results occur differently than the assumptions contained in the previous development factor calculations. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate. This amount, which could be material and vary significantly from period to period is recognized as an increase or decrease in Property and casualty
88 www.allstate.com

2023 Form 10-K Application of Critical Accounting Estimates
insurance claims and claims expense in the Consolidated Statements of Operations. A more detailed discussion of reserve reestimates is presented in the Property and Casualty Insurance Claims and Claims Expense Reserves section of the MD&A.

Net claims and claims expense reserves by segment and line of business
	As of December 31,
($ in millions)	2023	2022	2021
Allstate Protection
Auto	$21,286	$19,365	$16,078
Homeowners	4,754	3,520	2,731
Other lines (1)	3,929	3,991	3,315
Total Allstate Protection	29,969	26,876	22,124
Run-off Property-Liability
Asbestos	804	811	828
Environmental	267	267	226
Other run-off lines	373	373	367
Total Run-off Property-Liability	1,444	1,451	1,421
Total Protection Services	49	38	36
Total net claims and claims expense reserves	$31,462	$28,365	$23,581
(1)Includes the unamortized fair value adjustment related to the acquisition of National General.

Reserve reestimates
($ in millions)	2023	2022	2021
Reserve reestimates, after-tax (1)	$434	$1,375	$96
Percentage impact on net income (loss) applicable to common shareholders - favorable (unfavorable)	NM	(98.6)%	(6.4)%
(1)Favorable reserve reestimates are shown in parentheses.

3-year average of net reserve reestimates as a percentage of total reserves for each segment (1) (2)
2023
Allstate Protection	2.6%
Run-off Property-Liability	7.6
Protection Services	(4.9)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Each of these results is consistent within a reasonable actuarial tolerance for the respective businesses.
Allstate Protection reserve estimate
Factors affecting reserve estimates Reserve estimates are developed based on the processes and historical development trends described above. These estimates are considered in conjunction with known facts and interpretations of circumstances and factors including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in laws and regulations, judicial decisions, and economic conditions. When we experience changes of the type previously mentioned, we apply actuarial judgment in the determination and selection of development factors considered more reflective of the new trends, such as combining shorter or longer periods of historical results with current actual results to produce development factors used to reestimate our reserves. For example:
•Supply chain disruptions and labor shortages, higher used car prices, labor and part cost increases, unemployment levels, changes in commuting activity and driving behavior have and may continue to lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability.
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
The Allstate Corporation 89

2023 Form 10-K Application of Critical Accounting Estimates
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
Incurred but not reported (“IBNR”)
•IBNR can be a small percentage of reserves for relatively short-term claims, such as auto physical damage claims, or a large percentage of reserves for claims that have uncertain payout requirements over a long period of time, such as auto injury and MCCA claims.
•Comprises about 10% of total reserves.
Generally, the initial reserves for a new accident year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using processes described above. Changes in auto claim frequency may result from changes in mix of business, driving behaviors, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors of the economy, the effectiveness and efficiency of our claim settlements and changes in mix of claim type. Injury claims are affected largely by medical inflation, treatment trends, attorney representation and litigation costs while physical damage claims are affected largely by auto repair cost inflation, used car prices, length of claim resolution and the timing of receipt of third-party carrier claims.
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
90 www.allstate.com

2023 Form 10-K Application of Critical Accounting Estimates
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
Potential variability in reserve estimates Reserve estimates, by their nature, are very complex to determine, subject to significant judgment, and represent approximations rather than an exact determination for each outstanding claim, including claims incurred but not reported. Accordingly, as actual claims, paid losses, and case reserve results emerge, our estimate of the ultimate cost to settle will differ from previous estimates.
The reserve liability recorded in the Consolidated Statements of Financial Position represents the aggregation of numerous analyses by each business segment, line of insurance, major types of losses (such as coverages and perils), and individual states or groups of states for reported losses and IBNR. Because of this detailed approach to our reserve analysis, there is not a single set of assumptions that determines our reserve estimates at the consolidated level or that management believes can produce a statistically credible or reliable actuarial reserve range that would be meaningful.
To develop a statistical indication of potential reserve variability within reasonably likely possible outcomes, an actuarial technique (stochastic modeling) is applied to the countrywide consolidated data elements for paid losses and paid losses combined with case reserves separately for injury losses, auto physical damage losses, and homeowners insurance losses excluding catastrophe losses. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of the standard error or standard deviation around these reserve estimates is calculated within each accident year for the last twelve years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability. Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial chain ladder methodologies used to develop reserve estimates, we have derived the potential standard deviation and impact to net income to our Allstate Protection reserves, excluding catastrophe losses, as shown below. Catastrophe losses are also an inherent risk of the property and casualty insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position.

Reserve estimate variability
	December 31, 2023
($ in millions)	Carried reserves (1)	Standard deviation	Net income effect, pre-tax
Auto insurance - liability coverage	$27,730	7.0%	$1,941
Auto insurance - physical damage coverage	846	14.0	118
Homeowners insurance	3,342	8.5	284
(1) Excludes reserves related to catastrophes.
Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Property and Casualty Insurance Claims and Claims Expense Reserves section of the MD&A.
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
The Allstate Corporation 91

2023 Form 10-K Application of Critical Accounting Estimates
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
We provide similar personal injury protection coverage in New Jersey for auto policies issued or renewed in New Jersey prior to 1991 that is administered by PLIGA. We use similar actuarial estimating techniques as for the MCCA exposures to estimate loss reserves for unlimited personal injury protection coverage for policies covered by PLIGA. Unlimited coverage was not offered after 1991; therefore, no new claimants are being added.
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
92 www.allstate.com

2023 Form 10-K Application of Critical Accounting Estimates
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
Evaluation of both the insureds’ estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2023 and 2022, IBNR was 55.7% and 55.9%, respectively, of combined net asbestos and environmental reserves.
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
Potential reserve estimate variability Establishing net loss reserves for asbestos, environmental and other run-off claims is subject to uncertainties that are much greater than those presented by other types of property and casualty claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and unresolved legal issues regarding policy coverage; unresolved legal issues regarding the determination, availability and timing of exhaustion of policy limits; plaintiffs’ evolving and expanding theories of liability; availability and collectability of recoveries from reinsurance; retrospectively determined premiums and other contractual agreements; estimates of the extent and timing of any contractual liability; the impact of bankruptcy protection sought by various asbestos producers and other asbestos defendants; and other uncertainties. There are also complex legal issues concerning the interpretation of various insurance policy provisions and whether those losses are covered, or were ever intended to be covered, and could be recoverable through retrospectively determined premium, reinsurance or other contractual agreements. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Our reserves for asbestos, environmental and other run-off exposures could be affected by tort reform, class action litigation, and other potential legislation and judicial decisions. Environmental exposures could also be affected by a change in the existing federal Superfund law and similar state statutes. There can be no assurance that any reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of asbestos or environmental claims. We believe these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves. Historical variability of reserve estimates is demonstrated in the Property and Casualty Insurance Claims and Claims Expense Reserves section of the MD&A.
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
The Allstate Corporation 93

2023 Form 10-K Application of Critical Accounting Estimates
meaningful range for any such additional net loss reserves that may be required.
For further discussion of these estimates and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Note 9 and Note 15 of the consolidated financial statements and the Property and Casualty Insurance Claims and Claims Expense Reserves section of the MD&A.
Pension and other postretirement plans net costs and assumptions Our defined benefit pension plans cover most U.S. employees. Benefits are provided to plan participants based on a cash balance formula. Certain participants also have a significant portion of their benefits attributable to a former final average pay formula. 79% of the projected benefit obligation (“PBO”) of our primary qualified employee plan is related to the former final average pay formula. See Note 18 of the consolidated financial statements for a discussion of these plans and their effect on the consolidated financial statements.
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
We recognize expected returns on plan assets using an unadjusted fair value method. Our policy is to remeasure our pension and postretirement plans on a quarterly basis. We immediately recognize the remeasurement of the projected benefit obligation and plan assets in earnings as it provides greater transparency of our economic obligations in accounting results and better aligns the recognition of the effects of economic and interest rate changes on pension and other postretirement plan assets and liabilities in the year in which the gains and losses are incurred.
Differences in actual experience and changes in other assumptions affect our pension and other postretirement obligations and expenses. Differences between expected and actual returns on plan assets affect remeasurement gains and losses. The primary factors contributing to pension and postretirement remeasurement gains and losses are: 1) changes in the discount rate used to value pension and postretirement obligations as of the measurement date; 2) differences between the expected and the actual return on plan assets; 3) changes in demographic assumptions, including mortality and participant experience; and 4) changes in lump sum interest rates used to value pension obligations as of the measurement date.
Pension and other postretirement service cost, interest cost, expected return on plan assets and amortization of prior service credits are allocated to our reportable segments. The pension and other postretirement remeasurement gains and losses are reported in the Corporate and Other segment.

Pension and postretirement benefits remeasurement gains and losses
	For the years ended December 31,
($ in millions)	2023	2022	2021
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$104	$(1,268)	$(285)
Other assumptions	17	(176)	(40)
Remeasurement of plan assets (gains) losses	(112)	1,560	(319)
Remeasurement (gains) losses	$9	$116	$(644)
Impact of assumption changes to net cost for pension and other postretirement plans Remeasurement losses in 2023 primarily related to losses on the remeasurement of the projected benefit obligation driven by a decrease in the liability discount rate, partially offset by gains due to favorable asset performance compared to expected return on plan assets. Remeasurement losses in 2022 primarily related to unfavorable asset performance compared to the expected return on plan assets, partially offset by a reduction in the projected benefit obligation due to an increase in the liability discount rate and changes in other assumptions, primarily related to an increase in the long-term lump sum interest rate.
The discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds and callable bonds with a make-whole provision available in the Bloomberg corporate bond universe having ratings of at least “AA” by S&P or at least “Aa” by Moody’s on the
94 www.allstate.com

2023 Form 10-K Application of Critical Accounting Estimates
measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost. The weighted average discount rate used to measure the benefit obligation decreased to 5.35% at December 31, 2023 compared to 5.64% at December 31, 2022, resulting in remeasurement losses for 2023.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. While this rate reflects long-term assumptions and is consistent with long-term historical returns, sustained changes in the market or changes in the mix of plan assets may lead to revisions in the assumed long-term rate of return on plan assets that may result in variability of pension cost. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are immediately recognized through earnings upon remeasurement. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. In 2023, the actual return on plan assets was higher than the expected return primarily due to positive equity returns and higher fixed income valuations from lower interest rates and tighter credit spreads. In 2022, the actual return on plan assets was lower than the expected return primarily due to higher interest rates, widening credit spreads and weak equity market performance.
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
These actuarial assumption updates affect our pension and other postretirement obligations and are incorporated into our best estimates of these assumptions. Remeasurement losses for other assumptions in 2023 primarily related to a decrease in the long-term lump sum interest rate, partially offset by gains from mortality updates. Remeasurement gains for other assumptions in 2022 primarily related to an increase in the long-term lump sum interest rate.

Impact of assumption changes to net periodic pension cost as of December 31, 2023
($ in millions)	Basis/percentage point change	Increase (decrease) to net cost, pre-tax
Pension plans discount rate	+100 basis points	$(398)
	-100 basis points	476
Expected long-term rate of return on assets	+100 basis points	(42)
	-100 basis points	42
The Allstate Corporation 95

2023 Form 10-K
Regulation and Legal Proceedings
We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 15 of the consolidated financial statements.
Pending Accounting Standards
There are pending accounting standards that we have not implemented because the implementation dates have not yet occurred. For a discussion of these pending standards, see Note 2 of the consolidated financial statements.
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

2023 Form 10-K

Item 8.  Financial Statements and Supplementary Data

The Allstate Corporation 97

2023 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except per share data)	2023	2022	2021
Revenues
Property and casualty insurance premiums	$50,670	$45,904	$42,218
Accident and health insurance premiums and contract charges	1,846	1,832	1,834
Other revenue	2,400	2,344	2,172
Net investment income	2,478	2,403	3,293
Net gains (losses) on investments and derivatives	(300)	(1,072)	1,084
Total revenues	57,094	51,411	50,601

Costs and expenses
Property and casualty insurance claims and claims expense	41,070	37,264	29,318
Shelter-in-Place Payback expense	—	—	29
Accident, health and other policy benefits (including remeasurement (gains) losses of $0, $(4), and $(11))	1,071	1,042	1,060
Amortization of deferred policy acquisition costs	7,278	6,634	6,236
Operating costs and expenses	7,137	7,446	7,260
Pension and other postretirement remeasurement (gains) losses	9	116	(644)
Restructuring and related charges	169	51	170
Amortization of purchased intangibles	329	353	376
Interest expense	379	335	330
Total costs and expenses	57,442	53,241	44,135

(Loss) income from operations before income tax expense	(348)	(1,830)	6,466

Income tax (benefit) expense	(135)	(488)	1,292

Net (loss) income from continuing operations	(213)	(1,342)	5,174

Loss from discontinued operations, net of tax	—	—	(3,593)

Net (loss) income	(213)	(1,342)	1,581

Less: Net loss attributable to noncontrolling interest	(25)	(53)	(33)

Net (loss) income attributable to Allstate	(188)	(1,289)	1,614

Less: Preferred stock dividends	128	105	114

Net (loss) income applicable to common shareholders	$(316)	$(1,394)	$1,500

Earnings per common share applicable to common shareholders
Basic
Continuing operations	$(1.20)	$(5.14)	$17.28
Discontinued operations	—	—	(12.19)
Total	$(1.20)	$(5.14)	$5.09

Diluted
Continuing operations	$(1.20)	$(5.14)	$17.03
Discontinued operations	—	—	(12.02)
Total	$(1.20)	$(5.14)	$5.01

Weighted average common shares - Basic	262.5	271.2	294.8
Weighted average common shares - Diluted	262.5	271.2	299.1

See notes to consolidated financial statements.
98 www.allstate.com

2023 Form 10-K Financial Statements

The Allstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
($ in millions)	2023	2022	2021
Net (loss) income	$(213)	$(1,342)	$1,581

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	1,651	(2,853)	(2,583)
Unrealized foreign currency translation adjustments	67	(150)	(8)
Unamortized pension and other postretirement prior service credit	(16)	(43)	(59)
Discount rate for reserve for future policy benefits	(10)	228	49
Other comprehensive income (loss), after-tax	1,692	(2,818)	(2,601)

Comprehensive income (loss)	1,479	(4,160)	(1,020)
Less: Comprehensive loss attributable to noncontrolling interest	(15)	(73)	(36)
Comprehensive income (loss) attributable to Allstate	$1,494	$(4,087)	$(984)

See notes to consolidated financial statements.
The Allstate Corporation 99

2023 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31,
($ in millions, except par value data)	2023	2022
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $49,649 and $45,370)	$48,865	$42,485
Equity securities, at fair value (cost $2,244 and $4,253)	2,411	4,567
Mortgage loans, net	822	762
Limited partnership interests	8,380	8,114
Short-term, at fair value (amortized cost $5,145 and $4,174)	5,144	4,173
Other investments, net	1,055	1,728
Total investments	66,677	61,829
Cash	722	736
Premium installment receivables, net	10,044	9,165
Deferred policy acquisition costs	5,940	5,442
Reinsurance and indemnification recoverables, net	8,809	9,619
Accrued investment income	539	423
Deferred income taxes	219	382
Property and equipment, net	859	987
Goodwill	3,502	3,502
Other assets, net	6,051	5,904
Total assets	103,362	97,989
Liabilities
Reserve for property and casualty insurance claims and claims expense	39,858	37,541
Reserve for future policy benefits	1,347	1,322
Contractholder funds	888	879
Unearned premiums	24,709	22,299
Claim payments outstanding	1,353	1,268
Other liabilities and accrued expenses	9,635	9,353
Debt	7,942	7,964
Total liabilities	85,732	80,626
Commitments and Contingent Liabilities (Note 7, 9 and 15)
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand and 81.0 thousand shares issued and outstanding, $2,050 and $2,025 aggregate liquidation preference	2,001	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 262 million and 263 million shares outstanding	9	9
Additional capital paid-in	3,854	3,788
Retained income	49,716	50,970
Treasury stock, at cost (638 million and 637 million shares)	(37,110)	(36,857)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(604)	(2,255)
Unrealized foreign currency translation adjustments	(98)	(165)
Unamortized pension and other postretirement prior service credit	13	29
Discount rate for reserve for future policy benefits	(11)	(1)
Total accumulated other comprehensive loss	(700)	(2,392)
Total Allstate shareholders’ equity	17,770	17,488
Noncontrolling interest	(140)	(125)
Total equity	17,630	17,363
Total liabilities and equity	$103,362	$97,989

See notes to consolidated financial statements.
100 www.allstate.com

2023 Form 10-K Financial Statements

The Allstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
($ in millions, except per share data)	2023	2022	2021
Preferred stock par value	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of year	1,970	1,970	1,970
Acquisition	—	—	450
Preferred stock issuance, net of issuance costs	587	—	—
Preferred stock redemption	(556)	—	(450)
Balance, end of year	2,001	1,970	1,970

Common stock par value	9	9	9
Common stock additional capital paid-in
Balance, beginning of year	3,788	3,722	3,498
Forward contract on accelerated share repurchase agreement	—	—	113
Equity incentive plans activity, net	66	66	111
Balance, end of year	3,854	3,788	3,722

Retained income
Balance, beginning of year	50,970	53,288	52,767
Cumulative effect of change in accounting principle	—	—	(21)
Net (loss) income	(188)	(1,289)	1,614
Dividends on common stock (declared per share of $3.56, $3.40 and $3.24)	(938)	(924)	(958)
Dividends on preferred stock	(128)	(105)	(114)
Balance, end of year	49,716	50,970	53,288

Treasury stock
Balance, beginning of year	(36,857)	(34,471)	(31,331)
Shares acquired	(332)	(2,496)	(3,262)
Shares reissued under equity incentive plans, net	79	110	122
Balance, end of year	(37,110)	(36,857)	(34,471)

Accumulated other comprehensive income (loss)
Balance, beginning of year	(2,392)	426	3,304
Cumulative effect of change in accounting principle	—	—	(277)
Change in unrealized net capital gains and losses	1,651	(2,853)	(2,583)
Change in unrealized foreign currency translation adjustments	67	(150)	(8)
Change in unamortized pension and other postretirement prior service credit	(16)	(43)	(59)
Change in discount rate for reserve for future policy benefits	(10)	228	49
Balance, end of year	(700)	(2,392)	426
Total Allstate shareholders’ equity	17,770	17,488	24,944

Noncontrolling interest
Balance, beginning of year	(125)	(52)	—
Acquisition	—	—	(16)
Change in unrealized net capital gains and losses	10	(20)	(3)
Noncontrolling loss	(25)	(53)	(33)
Balance, end of year	(140)	(125)	(52)
Total equity	$17,630	$17,363	$24,892

See notes to consolidated financial statements.
The Allstate Corporation 101

2023 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
($ in millions)	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(213)	$(1,342)	$1,581
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	704	847	1,086
Net (gains) losses on investments and derivatives	300	1,072	(1,279)
Pension and other postretirement remeasurement (gains) losses	9	116	(644)
Amortization of deferred gain on reinsurance	—	—	(4)
Loss on disposition of operations, net of tax	—	—	4,031
Changes in:
Policy benefits and other insurance reserves	2,202	4,445	2,444
Unearned premiums	2,385	2,539	1,608
Deferred policy acquisition costs	(489)	(713)	(624)
Premium installment receivables, net	(861)	(1,038)	(498)
Reinsurance recoverables, net	807	451	(1,570)
Income taxes	(229)	(715)	353
Other operating assets and liabilities	(387)	(541)	(1,368)
Net cash provided by operating activities	4,228	5,121	5,116
Cash flows from investing activities
Proceeds from sales
Fixed income securities	22,973	31,494	31,774
Equity securities	5,400	10,969	4,513
Limited partnership interests	710	970	886
Other investments	594	1,071	1,406
Investment collections
Fixed income securities	1,641	728	2,284
Mortgage loans	81	163	860
Other investments	152	167	550
Investment purchases
Fixed income securities	(29,431)	(36,920)	(33,857)
Equity securities	(2,935)	(9,294)	(6,409)
Limited partnership interests	(890)	(1,258)	(1,766)
Mortgage loans	(145)	(104)	(221)
Other investments	(292)	(295)	(1,647)
Change in short-term and other investments, net	(617)	792	4,017
Purchases of property and equipment, net	(267)	(420)	(345)
Proceeds from sale of property and equipment	27	209	—
Acquisition of operations, net of cash acquired	—	—	(3,593)
Proceeds from disposition of operations, net of cash transferred	—	—	2,058
Net cash (used in) provided by investing activities	(2,999)	(1,728)	510
Cash flows from financing activities
Proceeds from issuance of debt	743	—	—
Redemption and repayment of debt	(750)	—	(436)
Proceeds from issuance of preferred stock	587	—	—
Redemption of preferred stock	(575)	—	(450)
Contractholder fund deposits	130	133	826
Contractholder fund withdrawals	(35)	(49)	(1,140)
Dividends paid on common stock	(925)	(926)	(885)
Dividends paid on preferred stock	(107)	(105)	(114)
Treasury stock purchases	(335)	(2,520)	(3,120)
Shares reissued under equity incentive plans, net	73	82	114
Other	(49)	(35)	(35)
Net cash used in financing activities	(1,243)	(3,420)	(5,240)
Net (decrease) increase in cash, including cash classified as assets held for sale	(14)	(27)	386
Cash from continuing operations at beginning of period	736	763	311
Cash classified as assets held for sale at beginning of period	—	—	66
Less: Cash classified as assets held for sale at end of period	—	—	—
Cash from continuing operations at end of period	$722	$736	$763
See notes to consolidated financial statements.
102 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
Notes to Consolidated Financial Statements

Note 1	General
Basis of presentation
The accompanying consolidated financial statements include the accounts of The Allstate Corporation (the “Corporation”) and its wholly owned subsidiaries, primarily Allstate Insurance Company (“AIC”), a property and casualty insurance company (collectively referred to as the “Company” or “Allstate”) and variable interest entities (“VIEs”) in which the Company is considered a primary beneficiary. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified or recast to reflect the application of the new guidance to all in-scope long-duration insurance contracts to conform to current year presentation. Additional details of the new guidance are included in Note 2.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Nature of operations
Allstate is engaged, principally in the United States, in the property and casualty insurance business. Allstate is one of the country’s largest personal property and casualty insurers and is organized into five reportable segments: Allstate Protection, Run-off Property-Liability, Protection Services, Allstate Health and Benefits, and Corporate and Other.
Allstate’s primary business is the sale of private passenger auto and homeowners insurance. The Company also offers several other personal property and casualty insurance products, select commercial property and casualty coverages, consumer product protection plans, device and mobile data collection services and analytic solutions using automotive telematics information, roadside assistance, protection and insurance products, employer voluntary benefits and group accident and health insurance and identity protection. Allstate primarily distributes its products through exclusive agents, financial specialists, independent agents and brokers, major retailers, contact centers and the internet.
On November 1, 2023, the Company announced that it is pursuing the sale of the Health and Benefits business.

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
When a business is identified for discontinued operations reporting:
•Results for prior periods are retrospectively reclassified as discontinued operations
•Results of operations are reported in a single line, net of tax, in the Consolidated Statements of Operations
•Assets and liabilities are reported as held for sale in the Consolidated Statements of Financial Position in the period in which the business is classified as held for sale
Additional details by major classification of operating results are included in Note 3.
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

The Allstate Corporation 103

2023 Form 10-K Notes to Consolidated Financial Statements
The Company considers the following categories and locations to be the greatest areas of potential catastrophe losses:
•Wildfires — California, Hawaii, Colorado, Oregon and Texas
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
Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS is determined considering estimated pay-downs, including prepayments, obtained from third-party data sources and internal estimates. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is generally recalculated on a prospective basis. Net investment income for AFS fixed income securities includes the impact of accreting the credit loss allowance for the time value of money. Accrual of income is suspended for fixed income securities when the timing and amount of cash flows expected to be received is not probable. Accrual of income is suspended for mortgage loans and bank loans that are in default or when full and timely collection of principal and interest payments is not probable. Accrued income receivable is monitored for recoverability, and when not expected to be collected, is written off through net investment income. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of amortized cost.
Income from limited partnership interests carried at fair value is recognized based upon the changes in fair value of the investee’s equity primarily determined using NAV. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ earnings. Income from EMA limited partnership interests is generally recognized on a three
104 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
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
Recognition of premium revenues and contract charges, and related benefits and interest credited
Property and casualty insurance premiums include premiums from personal lines policies, protection plans, other contracts (primarily protection and insurance products) and roadside assistance.
Personal lines insurance premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months.
Revenues related to protection plans, other contracts (primarily protection and insurance products) and roadside assistance are deferred and earned over the term of the contract in a manner that recognizes revenue as obligations under the contracts are fulfilled. Revenues from these products are classified as premiums as the products are backed by insurance. Protection plans and protection and insurance premiums are recognized using a cost-based incurrence method over the term of the contracts, which is generally one to five years. Roadside assistance premiums are recognized evenly over the term of the contract as performance obligations are fulfilled.
The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums.

Unearned premiums
	December 31,
($ in millions)	2023	2022
Allstate Protection	$19,542	$17,538
Protection Services	5,150	4,745
Total	$24,692	$22,283
Protection Services For the year ended December 31, 2023, the Company recognized $1.74 billion of property and casualty insurance premiums for Protection Services that were included in the unearned premium balance as of December 31, 2022.
For the year ended December 31, 2022, the Company recognized $1.46 billion of property and casualty insurance premiums for Protection Services that were included in the unearned premium balance as of December 31, 2021.
The Company expects to recognize approximately $1.85 billion, $1.43 billion and $1.87 billion of the December 31, 2023 unearned premium balance in 2024, 2025 and thereafter, respectively.
Health and benefits Voluntary accident and health insurance products are expected to remain in force for an extended period and therefore are primarily classified as long-duration contracts. Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders, net of any credit loss allowance for uncollectible premiums. Benefits are reflected in
The Allstate Corporation 105

2023 Form 10-K Notes to Consolidated Financial Statements
accident, health and other policy benefits and recognized over the life of the policy in relation to premiums.
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

Rollforward of credit loss allowance for premium installment receivables
	For the years ended December 31,
($ in millions)	2023	2022
Beginning balance	$(132)	$(107)
Increase in the provision for credit losses	(348)	(313)
Write-off of uncollectible premium installment receivable amounts	342	288
Ending balance	$(138)	$(132)
Other revenue
Other revenue represents fees collected from policyholders relating to premium installment payments, commissions on sales of non-proprietary products, sales of identity protection services, fee-based services and other revenue transactions. Other revenue is recognized when performance obligations are fulfilled.
The Company collects service fees in the form of commission and general agent fees by selling policies issued by third-party insurance companies. The Company recognizes Medicare-related and other accident and health commission revenues equal to the estimated lifetime value of the revenues at the time when the policy is sold, net of an allowance for estimated policy cancellations, as no further performance obligations exist. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.
Deferred policy acquisition costs
Deferred policy acquisition costs (“DAC”) are related directly to the successful acquisition of new or renewal insurance contracts and are deferred and recognized as an expense over the life of the related contracts. These costs are principally agent and broker remuneration, premium taxes and certain underwriting expenses and are included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. All other acquisition costs are expensed as incurred and included in operating costs and expenses.
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
Property and casualty insurance For property and casualty insurance, DAC is amortized into income as premiums are earned pro rata over the period of the policy. DAC associated with property and casualty insurance is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC.
Long-duration voluntary accident and health insurance, traditional life insurance contracts, and interest-sensitive life insurance contracts Voluntary accident and health insurance and traditional life insurance contracts are grouped by product and issue year into cohorts consistent with the cohorts used to calculate the reserve for future policy benefits (“RFPB”). Interest-sensitive life insurance contracts are grouped into cohorts by issue year, and the issue year is determined based on contract issue date. DAC is amortized on a constant level basis over the expected contract term. The constant level basis used for all cohorts is based on policies-in-force. The expected contract term and mortality, morbidity, and lapse
106 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
assumptions are used to calculate both DAC amortization and the RFPB. If actual contract lapses are greater than expected lapses for any cohort, each affected cohort’s DAC balance will be reduced in the current period based on the difference between the actual and expected lapses. No adjustments to DAC amortization are recorded if actual contract lapses are less than expected lapses for any cohort. If the Company makes an update to any of its mortality, morbidity, or lapse assumptions, the Company will use the assumptions prospectively to amortize any cohort’s remaining DAC over the remaining expected contract term.
Present value of future profits The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired.
The Company amortizes the present value of future profits for long-duration voluntary accident and health insurance, traditional life insurance contracts and interest-sensitive life insurance contracts using the same methodology and assumptions as the amortization of DAC. The present value of future profits for these products is subject to premium deficiency testing.
For property and casualty insurance, these costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability.
The present value of future profits was $8 million and $10 million as of December 31, 2023 and 2022, respectively. Amortization expense of the present value of future profits was $2 million, $11 million and $324 million in 2023, 2022 and 2021, respectively.
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
Revenue recognition The amounts reported as reinsurance and indemnification recoverables include amounts paid and due from reinsurers and indemnitors as well as estimates of amounts expected to be
The Allstate Corporation 107

2023 Form 10-K Notes to Consolidated Financial Statements
recovered from reinsurers and indemnitors on insurance liabilities that have been incurred but not yet paid. Reinsurance and indemnification recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying contract. Reinsurance and indemnification premiums are generally reflected in income in a manner consistent with the recognition of premiums on the associated contracts. For catastrophe coverage, the cost of reinsurance premiums is recognized ratably over the contract period to the extent coverage remains available. Certain catastrophe agreements are subject to reinstatement premiums which are recorded as catastrophe losses when earned.
Goodwill
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, less any impairment of goodwill recognized. The Company’s goodwill reporting units are equivalent to its reportable segments to which goodwill has been assigned: Allstate Protection, Protection Services, and Allstate Health and Benefits.

Goodwill by reporting unit
	December 31,
($ in millions)	2023	2022
Allstate Protection	$1,563	$1,563
Protection Services	1,494	1,494
Allstate Health and Benefits	445	445
Total	$3,502	$3,502
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
As of December 31, 2023 and 2022, the fair value of the Company’s goodwill reporting units exceeded their carrying values.
Intangible assets
Intangible assets (reported in other assets) consist of capitalized costs primarily related to acquired distribution and customer relationships, trade names and licenses, technology and other assets. The estimated useful lives of distribution and customer relationships, technology and other intangible assets are generally 10 years, 5 years and 5 years, respectively. Intangible assets are carried at cost less accumulated amortization.

Intangible assets by type
	December 31,
($ in millions)	2023	2022
Distribution and customer relationships	$515	$697
Trade names and licenses	159	179
Technology and other	292	301
Total	$966	$1,177
Amortization expense is calculated using an accelerated amortization method. Amortization expense on intangible assets was $329 million, $353 million and $376 million in 2023, 2022 and 2021, respectively.

Amortization expense of intangible assets for the next five years and thereafter
($ in millions)
2024	$271
2025	215
2026	147
2027	98
2028	54
Thereafter	42
Total amortization	$827
Accumulated amortization of intangible assets was $1.80 billion and $1.48 billion as of December 31, 2023 and 2022, respectively.
Trade names and licenses are considered to have an indefinite useful life and are reviewed for impairment at least annually or more frequent if circumstances arise that indicate an impairment may have occurred. An impairment is recognized if the carrying amount of the asset exceeds its estimated fair value.
Property and equipment
Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use. These costs generally consist of certain external payroll and payroll related costs. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and 40 years for real property. Depreciation expense is reported in operating costs and expenses. Accumulated depreciation on property and equipment was $2.59 billion and $2.45 billion as of December 31, 2023 and 2022, respectively. Depreciation expense on property and equipment was $343 million, $335 million and $411 million in 2023, 2022 and 2021, respectively. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

108 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
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
Reserve for future policy benefits
Long-duration voluntary accident and health insurance and traditional life insurance contracts The reserve for future policy benefits (“RFPB”) is calculated using the net premium reserving model, which uses the present value of insurance contract benefits less the present value of net premiums. Under the net premium reserving model, the Company computes a net premium ratio which is the present value of insurance contract benefits divided by the present value of gross premiums. The present value of contract benefits and gross premiums are determined using the discount rate at contract inception. The net premium ratio is applied to premiums due on a periodic basis to compute the RFPB. The net premium ratio is recomputed at least annually using both actual historical cash flows and future cash flows anticipated over the life of the cohort of contracts subject to measurement. Assumptions including mortality, morbidity, and lapses affect the timing and amount of estimated cash flows used to calculate the RFPB.
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
The discount rate assumption is determined using a yield curve approach. The yield curve consists of U.S. dollar-denominated senior unsecured fixed-income securities issued by U.S. companies that have an A credit rating based on the ratings provided by nationally recognized rating agencies that include Moody’s, Standard & Poor’s, and Fitch. For points on the yield curve that do not have observable yields, the Company uses linear interpolation which calculates the
The Allstate Corporation 109

2023 Form 10-K Notes to Consolidated Financial Statements
unobservable yield based on the two nearest observable yields, except for any points beyond the last observable yield at 30 years, where interest rates are held constant with the last observable point on the yield curve. The Company updates the current discount rate quarterly and the change in the RFPB resulting from the updated current discount rate is recognized in other comprehensive income (“OCI”).
Accident and health short-duration contracts The RFPB includes unpaid losses and loss adjustment expense (“LAE”) reserves for individual and certain voluntary accident and health short-duration contracts and is an estimate of the Company’s liability from incurred claims at the end of the reporting period. The unpaid losses and LAE reserves are the result of an ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting its reserves, the Company reviews its loss data to estimate expected loss development. Management believes that its use of standard actuarial methodology applied to its analyses of its historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimate, and may be affected by future events, including inflation and changes in law and judicial interpretations, which would favorably or unfavorably impact the ultimate settlement of the Company’s losses and LAE.
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
110 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
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
Measurement of credit losses
The Company carries an allowance for expected credit losses for all financial assets measured at amortized cost on the Consolidated Statements of Financial Position. The Company considers past events, current conditions, and reasonable and supportable forecasts in estimating an allowance for credit losses. The Company also carries a credit loss allowance for fixed income securities where applicable and, when amortized cost is reported, it is net of credit loss allowances. For additional information, refer to the Investments, Reinsurance and indemnification or Recognition of premium revenues and contract charges topics of this section.
The Company also estimates a credit loss allowance for commitments to fund mortgage loans and bank loans unless they are unconditionally cancellable by the Company. The related allowance is reported in other liabilities and accrued expenses.

Allowance for credit losses
	As of December 31,
($ in millions)	2023	2022
Fixed income securities	$36	$13
Mortgage loans	11	7
Bank loans	22	57
Investments	69	77
Premium installment receivables	138	132
Reinsurance recoverables	65	65
Other assets	18	19
Assets	290	293

Commitments to fund mortgage loans and bank loans	1	—
Liabilities	1	—
Total	$291	$293
Leases
The Company has certain operating leases for office facilities, computer and office equipment, and vehicles. The Company’s leases have remaining lease terms of generally 1 year to 10 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 45 days.
The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs for these leases are recorded as an expense on a straight-line basis over the lease term. Operating leases with terms greater than one year result in a lease liability recorded in other liabilities and accrued expenses with a corresponding right-of-use (“ROU”) asset recorded in other assets on the Consolidated Statements of Financial Position. As of December 31, 2023 and 2022, the Company had $265 million and $343 million in lease liabilities and $163 million and $234 million in ROU assets, respectively.
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
Operating lease costs are recognized on a straight-line basis over the lease term and include interest expense on the lease liability and amortization of the ROU asset. Variable lease costs are expensed as incurred and include maintenance costs and real estate taxes. Lease costs are reported in operating costs and expenses and totaled $102 million, $131 million and $162 million, including $19 million, $23 million and $30 million of variable lease costs in 2023, 2022 and 2021, respectively.
The Allstate Corporation 111

2023 Form 10-K Notes to Consolidated Financial Statements

Other information related to operating leases
	December 31,
	2023	2022
Weighted average remaining lease term (years)	3	4
Weighted average discount rate	3.48%	3.08%

Maturity of lease liabilities
($ in millions)	Operating leases
2024	$92
2025	77
2026	48
2027	30
2028	18
Thereafter	20
Total lease payments	$285
Less: interest	(20)
Present value of lease liabilities	$265
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
112 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Computation of basic and diluted earnings per common share
	For the years ended December 31,
($ in millions, except per share data)	2023	2022	2021
Numerator:
Net (loss) income from continuing operations	$(213)	$(1,342)	$5,174
Less: Net loss attributable to noncontrolling interest	(25)	(53)	(33)
Net (loss) income from continuing operations attributable to Allstate	(188)	(1,289)	5,207
Less: Preferred stock dividends	128	105	114
Net (loss) income from continuing operations applicable to common shareholders	(316)	(1,394)	5,093
Income (loss) from discontinued operations, net of tax	—	—	(3,593)
Net (loss) income applicable to common shareholders	$(316)	$(1,394)	$1,500

Denominator:
Weighted average common shares outstanding	262.5	271.2	294.8
Effect of dilutive potential common shares (1):
Stock options	—	—	2.7
Restricted stock units (non-participating) and performance stock awards	—	—	1.6
Weighted average common and dilutive potential common shares outstanding	262.5	271.2	299.1

Earnings per share applicable to common shareholders
Basic
Continuing operations	$(1.20)	$(5.14)	$17.28
Discontinued operations	—	—	(12.19)
Total	$(1.20)	$(5.14)	$5.09

Diluted (1)
Continuing operations	$(1.20)	$(5.14)	$17.03
Discontinued operations	—	—	(12.02)
Total	$(1.20)	$(5.14)	$5.01

Anti-dilutive options excluded from diluted earnings per common share	3.0	1.7	1.3
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	2.2	3.1	—
(1)As a result of the net loss reported for the years ended December 31, 2023 and 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.
The Allstate Corporation 113

2023 Form 10-K Notes to Consolidated Financial Statements
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

After-tax cumulative effect of change in accounting principle on transition date
($ in millions)	January 1, 2021
Decrease in retained income	$21
Decrease in AOCI	277
Total decrease in equity	$298
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
114 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
Impacts of the adoption on the financial statements

Consolidated Statements of Operations
($ in millions, except per share data)	As reported	Impact of change	As adjusted
	Year ended December 31, 2022
Revenues
Accident and health insurance premiums and contract charges	$1,833	$(1)	$1,832
Total revenues	51,412	(1)	51,411

Costs and expenses
Accident, health and other policy benefits	1,061	(19)	$1,042
Amortization of deferred policy acquisition costs	6,644	(10)	$6,634
Total costs and expenses	53,270	(29)	53,241

Loss from operations before income tax expense	(1,858)	28	(1,830)
Income tax benefit	(494)	6	(488)
Net loss	(1,364)	22	(1,342)
Net loss attributable to Allstate	(1,311)	22	(1,289)
Net loss applicable to common shareholders	$(1,416)	$22	$(1,394)

Earnings per common share:
Net loss applicable to common shareholders per common share - Basic	$(5.22)	$0.08	$(5.14)
Net loss applicable to common shareholders per common share - Diluted	(5.22)	0.08	(5.14)
	Year ended December 31, 2021
Revenues
Accident and health insurance premiums and contract charges	$1,821	$13	$1,834
Total revenues	50,588	13	50,601

Costs and expenses
Accident, health and other policy benefits	1,049	11	1,060
Amortization of deferred policy acquisition costs	6,252	(16)	6,236
Total costs and expenses	44,140	(5)	44,135

Income from operations before income tax expense	6,448	18	6,466
Income tax benefit	1,289	3	1,292
Net income from continuing operations	5,159	15	5,174
Net income	1,566	15	1,581
Net income attributable to Allstate	1,599	15	1,614
Net income applicable to common shareholders	$1,485	$15	$1,500

Earnings per common share:
Net income from continuing operations applicable to common shareholders per common share - Basic	$17.23	$0.05	$17.28
Net income applicable to common shareholders per common share - Basic	5.04	0.05	5.09
Net income from continuing operations applicable to common shareholders per common share - Diluted	16.98	0.05	17.03
Net income applicable to common shareholders per common share - Diluted	4.96	0.05	5.01
The Allstate Corporation 115

2023 Form 10-K Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)
($ in millions)	As reported	Impact of change	As adjusted
	Year ended December 31, 2022
Net loss	$(1,364)	$22	$(1,342)

Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(2,851)	(2)	(2,853)
Discount rate for reserve for future policy benefits	—	228	228
Other comprehensive loss, after-tax	(3,044)	226	(2,818)

Comprehensive loss	(4,408)	248	(4,160)
Comprehensive loss attributable to Allstate	$(4,335)	$248	$(4,087)
	Year ended December 31, 2021
Net income	$1,566	$15	$1,581

Other comprehensive loss, after-tax
Changes in:
Unrealized net capital gains and losses	(2,582)	(1)	(2,583)
Discount rate for reserve for future policy benefits	—	49	49
Other comprehensive loss, after-tax	(2,649)	48	(2,601)

Comprehensive loss	(1,083)	63	(1,020)
Comprehensive loss attributable to Allstate	$(1,047)	$63	$(984)

Consolidated Statements of Financial Position
($ in millions)	As reported	Impact of change	As adjusted
	December 31, 2022
Assets
Deferred policy acquisition costs	$5,418	$24	$5,442
Reinsurance and indemnification recoverables, net	9,606	13	9,619
Deferred income taxes	386	(4)	382
Other assets, net	5,905	(1)	5,904
Total assets	97,957	32	97,989
Liabilities
Reserve for future policy benefits	1,273	49	1,322
Contractholder funds	897	(18)	879
Unearned premiums	22,311	(12)	22,299
Total liabilities	80,607	19	80,626
Equity
Retained income	50,954	16	50,970
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	(2,253)	(2)	(2,255)
Discount rate for reserve for future policy benefits	—	(1)	(1)
Total AOCI	(2,389)	(3)	(2,392)
Total Allstate shareholders’ equity	17,475	13	17,488
Total equity	17,350	13	17,363
Total liabilities and equity	$97,957	$32	$97,989
116 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
($ in millions)	As reported	Impact of change	As adjusted
	Year ended December 31, 2022
Retained income
Balance, beginning of period	$53,294	$(6)	$53,288
Net loss	(1,311)	22	(1,289)
Balance, end of period	50,954	16	50,970

Accumulated other comprehensive income (loss)
Balance, beginning of period	655	(229)	426
Change in unrealized net capital gains and losses	(2,851)	(2)	(2,853)
Change in discount rate for reserve for future policy benefits	—	228	228
Balance, end of period	(2,389)	(3)	(2,392)

Total Allstate shareholders’ equity	17,475	13	17,488
Total equity	$17,350	$13	$17,363
	Year ended December 31, 2021
Retained income
Balance, beginning of period	$52,767	$—	$52,767
Cumulative effect of change in accounting principle	—	(21)	(21)
Net income	1,599	15	1,614
Balance, end of period	53,294	(6)	53,288

Accumulated other comprehensive income (loss)
Balance, beginning of period	3,304	—	3,304
Cumulative effect of change in accounting principle	—	(277)	(277)
Change in unrealized net capital gains and losses	(2,582)	(1)	(2,583)
Change in discount rate for reserve for future policy benefits	—	49	49
Balance, end of period	655	(229)	426

Total Allstate shareholders’ equity	25,179	(235)	24,944
Total equity	$25,127	$(235)	$24,892

Consolidated Statements of Cash Flows
($ in millions)	As reported	Impact of change	As adjusted
	Year ended December 31, 2022
Cash flows from operating activities
Net loss	$(1,364)	$22	$(1,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in:
Policy benefits and other insurance reserves	4,503	(58)	4,445
Unearned premiums	2,541	(2)	2,539
Deferred policy acquisition costs	(702)	(11)	(713)
Reinsurance recoverables, net	408	43	451
Income taxes	(721)	6	(715)
Net cash provided by operating activities	$5,121	$—	$5,121
The Allstate Corporation 117

2023 Form 10-K Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
($ in millions)	As reported	Impact of change	As adjusted
	Year ended December 31, 2021
Cash flows from operating activities
Net income	$1,566	$15	$1,581
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in:
Policy benefits and other insurance reserves	2,432	12	2,444
Unearned premiums	1,618	(10)	1,608
Deferred policy acquisition costs	(608)	(16)	(624)
Reinsurance recoverables, net	(1,565)	(5)	(1,570)
Income taxes	349	4	353
Net cash provided by operating activities	$5,116	$—	$5,116
Pending accounting standards
Accounting for joint ventures In August 2023, the FASB issued guidance requiring a joint venture to initially measure assets contributed and liabilities assumed at fair value as of the formation date. The new guidance will be applied prospectively for joint ventures with a formation date on or after January 1, 2025. The impact of the adoption is not expected to be material to the Company’s results of operations or financial position.
Segment reporting In November 2023, the FASB issued guidance expanding segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of reportable segments’ profit or loss and assets. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of adopting the guidance on its disclosures.
Income tax disclosures In December 2023, the FASB issued guidance enhancing various aspects of income tax disclosures. The guidance now requires a tabular reconciliation between statutory and effective income tax expense (benefit) with both amounts and percentages for a list of required categories. For certain required categories where an individual category is at least five percent of the statutory tax amount, the required category must be further broken out by nature and, for foreign tax effects, jurisdiction. Additionally, entities must disclose income taxes paid, net of refunds received, broken out between federal, state and foreign, and amounts paid, net of refunds received, to an individual jurisdiction when five percent or more of the total income taxes paid, net of refunds received.
All disclosure requirements in the guidance are annual in nature, and the guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance only affects disclosures and will have no impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of adopting the guidance on its disclosures.

Note 3	Dispositions
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
In connection with the sale of ALIC and certain affiliates, the sale agreement included a provision related to contingent consideration that may be earned over a ten-year period with the first potential payment date commencing on January 1, 2026 and a final potential payment date of January 1, 2035. The contingent consideration is determined annually based on the average ten-year Treasury rate over the preceding three-year period compared to a designated rate. The contingent consideration meets the definition of a derivative and is accounted for on a fair value basis with periodic changes in fair value reflected in earnings. There are no collateral requirements related to the contingent consideration. See Note 7 for further details.
In 2021, the loss on disposition was $4.09 billion, after-tax, and reflects purchase price adjustments associated with certain pre-close transactions specified in the stock purchase agreements, changes in statutory capital and surplus prior to the closing date and the closing date equity of the sold entities determined under GAAP, excluding AOCI derecognized related to the dispositions.
118 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
Beginning in the first quarter of 2021, the assets and liabilities of the business were reclassified as held for sale and results are presented as discontinued operations. This change was applied on a retrospective basis.

Financial results from discontinued operations
For the year ended December 31,
($ in millions)	2021
Revenues
Life premiums and contract charges	$1,109
Net investment income	1,336
Net gains (losses) on investments and derivatives	195
Total revenues	2,640

Costs and expenses
Life contract benefits	1,315
Interest credited to contractholder funds	414
Amortization of DAC	87
Operating costs and expenses	163
Restructuring and related charges	31
Total costs and expenses	2,010

Amortization of deferred gain on reinsurance	4

Income from discontinued operations before income tax expense	634

Income tax expense	136

Income from discontinued operations, net of tax	498

Loss on disposition of operations	(4,315)
Income tax benefit	(224)
Loss on disposition of operations, net of tax	(4,091)

(Loss) income from discontinued operations, net of tax	$(3,593)

Cash flows from discontinued operations
For the year ended December 31,
($ in millions)	2021
Net cash provided by operating activities from discontinued operations	$634
Net cash provided by investing activities from discontinued operations	984

Note 4	Reportable Segments
The Company’s chief operating decision maker reviews financial performance and makes decisions about the allocation of resources for the five reportable segments. These segments are described below and align with the Company’s key product and service offerings.
Allstate Protection principally offers private passenger auto and homeowners insurance in the United States and Canada, with earned premiums accounting for 84.8% of Allstate’s 2023 consolidated revenues. Allstate Protection primarily operates in the U.S. (all 50 states and the District of Columbia (“D.C.”)) and Canada. For 2023, the top geographic locations for statutory direct premiums for the Allstate Protection segment were Texas, California, New York and Florida. No other jurisdiction accounted for more than 5% of statutory direct premiums for Allstate Protection. Revenues from external customers generated outside the United States were $2.06 billion, $1.94 billion and $1.86 billion in 2023, 2022 and 2021, respectively.
Run-off Property-Liability includes results from property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s. Our exposure to asbestos, environmental and other run-off lines claims arises principally from direct excess commercial insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off.
Protection Services comprise Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection. Protection Services offer consumer product protection plans, protection and insurance products (including vehicle service contracts, guaranteed asset protection, road hazard tire and wheel and paintless dent repair protection), roadside assistance, device and mobile data collection
The Allstate Corporation 119

2023 Form 10-K Notes to Consolidated Financial Statements
services and analytic solutions using automotive telematics information, identity theft protection and remediation services. Protection Services primarily operates in the U.S. and Canada, with Allstate Protection Plans also offering services in Europe, Australia and Asia. Revenues from external customers generated outside the United States were $346 million, $258 million and $232 million in 2023, 2022 and 2021, respectively and relate to consumer product protection plans sold primarily in the European Union and Australia.
Allstate Health and Benefits offers employer voluntary benefits, group health and individual health products, including life, accident, critical illness, hospital indemnity, short-term disability and other health products. Allstate Health and Benefits primarily operates in the U.S. (all 50 states and D.C.) and Canada. For 2023, the top geographic locations for statutory direct accident, health and life insurance premiums were Florida, Texas, and Georgia. No other jurisdiction accounted for more than 5% of statutory direct accident, health and life insurance premiums. Revenues from external customers generated outside the United States relate to voluntary accident and health insurance sold in Canada and were not material.
Corporate and Other comprises debt service, other holding company activities and certain non-insurance operations, including expenses associated with strategic initiatives, such as the Avail peer-to-peer car-sharing initiative.
Allstate Protection and Run-off Property-Liability segments comprise Property-Liability. The Company does not allocate investment income, net gains and losses on investments and derivatives, or assets to the Allstate Protection and Run-off Property-Liability segments. Management reviews assets at the Property-Liability, Protection Services, Allstate Health and Benefits, and Corporate and Other levels for decision-making purposes.
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
120 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Reportable segments financial performance
	For the years ended December 31,
($ in millions)	2023	2022	2021
Underwriting income (loss) by segment
Allstate Protection	$(2,090)	$(2,782)	$1,785
Run-off Property-Liability	(94)	(129)	(120)
Total Property-Liability	(2,184)	(2,911)	1,665

Adjusted net income (loss) by segment, after-tax
Protection Services	106	169	179
Allstate Health and Benefits	242	245	223
Corporate and Other	(415)	(422)	(433)

Reconciling items
Property-Liability net investment income	2,218	2,190	3,118
Net gains (losses) on investments and derivatives	(300)	(1,072)	1,084
Pension and other postretirement remeasurement gains (losses)	(9)	(116)	644
Business combination expenses and amortization of purchased intangibles (1)	(94)	(113)	(157)
Business combination fair value adjustment	—	—	6
Gain (loss) on disposition (2)	4	89	—
Non-recurring costs (3)	(90)	—	—
Income tax benefit (expense) on reconciling items (4)	182	495	(1,270)
Total reconciling items	1,911	1,473	3,425

Income (loss) from discontinued operations	—	—	(3,612)
Income tax benefit from discontinued operations	—	—	19
Total from discontinued operations	$—	$—	$(3,593)

Less: Net loss attributable to noncontrolling interest (5)	(24)	(52)	(34)

Net (loss) income applicable to common shareholders	$(316)	$(1,394)	$1,500
(1)Excludes amortization or impairment of purchased intangibles in Property-Liability, which is included above in underwriting income.
(2)Includes $83 million related to the gain on sale of headquarters in the fourth quarter of 2022 reported as other revenue in Corporate and Other segment.
(3)Relates to settlement costs for non-recurring litigation that is outside of the ordinary course of business. See Note 15 for additional details.
(4)The tax computation of the reporting segments and income tax benefit (expense) on reconciling items to net income (loss) are computed discretely based on the tax law of the jurisdictions applicable to the reporting entities.
(5)Reflects net loss attributable to noncontrolling interest in Property-Liability.
The Allstate Corporation 121

2023 Form 10-K Notes to Consolidated Financial Statements

Reportable segments revenue information
	For the years ended December 31,
($ in millions)	2023	2022	2021
Property-Liability
Insurance premiums
Auto	$32,940	$29,715	$27,623
Homeowners	11,739	10,418	9,552
Other personal lines	2,387	2,159	2,077
Commercial lines	811	1,123	827
Other business lines	550	494	375
Allstate Protection	48,427	43,909	40,454
Run-off Property-Liability	—	—	—
Total Property-Liability insurance premiums	48,427	43,909	40,454
Other revenue	1,545	1,416	1,437
Net investment income	2,218	2,190	3,118
Net gains (losses) on investments and derivatives	(292)	(877)	1,021
Total Property-Liability	51,898	46,638	46,030

Protection Services
Protection Plans	1,540	1,307	1,132
Roadside assistance	195	202	192
Protection and insurance products	508	486	440
Intersegment premiums and service fees (1)	138	149	175
Other revenue	319	347	354
Net investment income	73	48	43
Net gains (losses) on investments and derivatives	—	(52)	25
Total Protection Services	2,773	2,487	2,361

Allstate Health and Benefits
Employer voluntary benefits	1,001	1,033	1,040
Group health	440	385	350
Individual health	405	414	444
Other revenue	447	402	359
Net investment income	82	69	74
Net gains (losses) on investments and derivatives	3	(44)	7
Total Allstate Health and Benefits	2,378	2,259	2,274

Corporate and Other
Other revenue	89	179	22
Net investment income	105	96	58
Net gains (losses) on investments and derivatives	(11)	(99)	31
Total Corporate and Other	183	176	111

Intersegment eliminations (1)	(138)	(149)	(175)
Consolidated revenues	$57,094	$51,411	$50,601
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the consolidated financial statements.

122 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Additional significant financial performance data
	For the years ended December 31,
($ in millions)	2023	2022	2021
Amortization of DAC
Property-Liability	$6,070	$5,570	$5,313
Protection Services	1,058	928	795
Allstate Health and Benefits	150	136	128
Consolidated	$7,278	$6,634	$6,236

Income tax expense (benefit)
Property-Liability	$(136)	$(427)	$1,151
Protection Services	66	5	39
Allstate Health and Benefits	57	45	53
Corporate and Other	(122)	(111)	49
Consolidated	$(135)	$(488)	$1,292
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

Reportable segment total assets, investments and deferred policy acquisition costs
	As of December 31,
($ in millions)	2023	2022
Assets
Property-Liability	$88,568	$82,744
Protection Services	7,292	6,922
Allstate Health and Benefits	4,032	3,752
Corporate and Other	3,470	4,571
Consolidated	$103,362	$97,989

Investments (1)
Property-Liability	$59,540	$54,011
Protection Services	2,180	1,917
Allstate Health and Benefits	2,182	1,872
Corporate and Other	2,775	4,029
Consolidated	$66,677	$61,829

Deferred policy acquisition costs
Property-Liability	$2,378	$2,146
Protection Services	3,022	2,768
Allstate Health and Benefits	540	528
Consolidated	$5,940	$5,442
(1)The balances reflect the elimination of related party investments between segments.

Note 5	Investments

Portfolio composition
	As of December 31,
($ in millions)	2023	2022
Fixed income securities, at fair value	$48,865	$42,485
Equity securities, at fair value	2,411	4,567
Mortgage loans, net	822	762
Limited partnership interests	8,380	8,114
Short-term investments, at fair value	5,144	4,173
Other investments, net	1,055	1,728
Total	$66,677	$61,829
The Allstate Corporation 123

2023 Form 10-K Notes to Consolidated Financial Statements

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
December 31, 2023
U.S. government and agencies	$8,624	$114	$(119)	$8,619
Municipal	6,049	109	(152)	6,006
Corporate	31,951	397	(1,143)	31,205
Foreign government	1,286	17	(13)	1,290
ABS	1,739	13	(7)	1,745
Total fixed income securities	$49,649	$650	$(1,434)	$48,865

December 31, 2022
U.S. government and agencies	$8,123	$6	$(231)	$7,898
Municipal	6,500	36	(326)	6,210
Corporate	28,562	46	(2,345)	26,263
Foreign government	997	—	(40)	957
ABS	1,188	4	(35)	1,157
Total fixed income securities	$45,370	$92	$(2,977)	$42,485

Scheduled maturities for fixed income securities
	As of December 31, 2023		As of December 31, 2022
($ in millions)	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$3,422	$3,374	$2,870	$2,836
Due after one year through five years	23,218	22,614	26,546	25,217
Due after five years through ten years	12,553	12,273	11,035	9,870
Due after ten years	8,717	8,859	3,731	3,405
	47,910	47,120	44,182	41,328
ABS	1,739	1,745	1,188	1,157
Total	$49,649	$48,865	$45,370	$42,485
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
	For the years ended December 31,
($ in millions)	2023	2022	2021
Fixed income securities	$1,761	$1,255	$1,148
Equity securities	75	132	100
Mortgage loans	35	33	43
Limited partnership interests	499	985	1,973
Short-term investments	253	82	5
Other investments	169	162	195
Investment income, before expense	2,792	2,649	3,464
Investment expense	(314)	(246)	(171)
Net investment income	$2,478	$2,403	$3,293

Net gains (losses) on investments and derivatives by asset type
	For the years ended December 31,
($ in millions)	2023	2022	2021
Fixed income securities	$(540)	$(875)	$425
Equity securities	282	(900)	520
Mortgage loans	(4)	(1)	20
Limited partnership interests	4	(191)	(52)
Derivatives	(84)	874	49
Other investments	42	21	122
Net gains (losses) on investments and derivatives	$(300)	$(1,072)	$1,084
124 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Net gains (losses) on investments and derivatives by transaction type
	For the years ended December 31,
($ in millions)	2023	2022	2021
Sales	$(433)	$(832)	$578
Credit losses	(99)	(54)	(42)
Valuation change of equity investments (1)	316	(1,060)	499
Valuation change and settlements of derivatives	(84)	874	49
Net gains (losses) on investments and derivatives	$(300)	$(1,072)	$1,084
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
	For the years ended December 31,
($ in millions)	2023	2022	2021
Gross realized gains	$115	$136	$587
Gross realized losses	(633)	(1,004)	(158)

Net appreciation (decline) recognized in net income for assets that are still held
	For the years ended December 31,
($ in millions)	2023	2022	2021
Equity securities	$151	$(466)	$377
Limited partnership interests carried at fair value	85	(5)	435
Total	$236	$(471)	$812

Credit losses recognized in net income
	For the years ended December 31,
($ in millions)	2023	2022	2021
Assets
Fixed income securities:
Corporate	$(24)	$(6)	$(5)
ABS	2	(1)	1
Total fixed income securities	(22)	(7)	(4)
Mortgage loans	(4)	(1)	18
Limited partnership interests	(25)	(4)	(34)
Other investments
Bank loans	(18)	(26)	(22)
Real estate	(29)	(16)	—
Total credit losses by asset type	$(98)	$(54)	$(42)

Liabilities
Commitments to fund commercial mortgage loans and bank loans	(1)	—	—
Total	$(99)	$(54)	$(42)
The Allstate Corporation 125

2023 Form 10-K Notes to Consolidated Financial Statements

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2023		Gains	Losses
Fixed income securities	$48,865	$650	$(1,434)	$(784)
Short-term investments	5,144	—	(1)	(1)
Derivative instruments	—	—	(2)	(2)
Limited partnership interests (1)				(4)
Unrealized net capital gains and losses, pre-tax				(791)
Reclassification of noncontrolling interest				13
Deferred income taxes				174
Unrealized net capital gains and losses, after-tax				$(604)

December 31, 2022
Fixed income securities	$42,485	$92	$(2,977)	$(2,885)
Short-term investments	4,173	—	(1)	(1)
Derivative instruments	—	—	(3)	(3)
Limited partnership interests				2
Unrealized net capital gains and losses, pre-tax				(2,887)
Reclassification of noncontrolling interest				23
Deferred income taxes				609
Unrealized net capital gains and losses, after-tax				$(2,255)
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.

Change in unrealized net capital gains (losses)
	For the years ended December 31,
($ in millions)	2023	2022	2021
Fixed income securities	$2,101	$(3,645)	$(1,771)
Short-term investments	—	(1)	—
Derivative instruments	1	—	—
Limited partnerships interests	(6)	3	—
Investments classified as held for sale	—	—	(2,369)
Total	2,096	(3,643)	(4,140)
Reclassification of noncontrolling interest and other (1)	(10)	19	864
Deferred income taxes	(435)	771	693
Increase (decrease) in unrealized net capital gains and losses, after-tax	$1,651	$(2,853)	$(2,583)
(1)2021 includes changes in amounts by which the amortization of DAC would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.
126 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
Mortgage loans The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled $822 million and $762 million, net of credit loss allowance, as of December 31, 2023 and 2022, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower.

Principal geographic distribution of commercial real estate exceeding 5% of the mortgage loans portfolio
	As of December 31,
(% of mortgage loan portfolio carrying value)	2023	2022
California	21.9%	24.9%
Texas	17.9	16.3
Florida	7.5	6.4
Washington	5.8	7.3
Tennessee	5.6	6.1
Ohio	5.0	5.6

Types of properties collateralizing the mortgage loan portfolio
	As of December 31,
(% of mortgage loan portfolio carrying value)	2023	2022
Apartment complex	30.6%	30.2%
Retail	25.0	27.4
Warehouse	20.0	16.0
Office	15.2	17.5
Other	9.2	8.9
Total	100.0%	100.0%

Contractual maturities of the mortgage loan portfolio
	As of December 31, 2023
($ in millions)	Number of loans	Amortized cost, net	Percent
2024	5	$88	10.7%
2025	6	70	8.5
2026	11	166	20.2
2027	6	58	7.1
Thereafter	29	440	53.5
Total	57	$822	100.0%
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

Carrying value for limited partnership interests
	As of December 31, 2023			As of December 31, 2022
($ in millions)	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$6,015	$1,139	$7,154	$5,372	$1,217	$6,589
Real estate	1,059	26	1,085	1,013	29	1,042
Other (1)	141	—	141	483	—	483
Total	$7,215	$1,165	$8,380	$6,868	$1,246	$8,114
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.

The Allstate Corporation 127

2023 Form 10-K Notes to Consolidated Financial Statements
Municipal bonds The Company maintains a diversified portfolio of municipal bonds, including tax exempt and taxable securities, which totaled $6.01 billion and $6.21 billion as of December 31, 2023 and 2022, respectively. The balance as of December 31, 2023 includes $4.85 billion of tax exempt securities. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Principal geographic distribution of municipal bond issuers exceeding 5% of the portfolio
	As of December 31,
(% of municipal bond portfolio carrying value)	2023	2022
Texas	12.8%	9.6%
California	7.7	8.5
New York	6.3	6.7
Illinois	5.4	5.6
Pennsylvania	5.4	5.4
Florida	4.8	5.0
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of December 31, 2023 and 2022, the fair value of short-term investments totaled $5.14 billion and $4.17 billion, respectively.
Other investments Other investments primarily consist of bank loans, real estate, policy loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Policy loans are carried at unpaid principal balances. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.

Other investments by asset type
	As of December 31,
($ in millions)	2023	2022
Bank loans, net	$224	$686
Real estate	709	813
Policy loans	119	120
Derivatives	1	1
Other	2	108
Total	$1,055	$1,728
Concentration of credit risk As of December 31, 2023, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholders’ equity, other than the U.S. government and its agencies.
Securities loaned The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2023 and 2022, fixed income and equity securities with a carrying value of $1.83 billion and $1.93 billion, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was zero, $6 million and $1 million in 2023, 2022 and 2021, respectively.
Other investment information Included in fixed income securities are below investment grade assets totaling $4.18 billion and $4.10 billion as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, fixed income securities and short-term investments with a carrying value of $201 million were on deposit with regulatory authorities as required by law.
As of December 31, 2023, the carrying value of fixed income securities and other investments that were non-income producing was $92 million.

128 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $495 million and $389 million as of December 31, 2023, and 2022, respectively, and is reported within the accrued investment income line of the Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

The Allstate Corporation 129

2023 Form 10-K Notes to Consolidated Financial Statements

Rollforward of credit loss allowance for fixed income securities
	For the years ended December 31,
($ in millions)	2023	2022	2021
Beginning balance	$(13)	$(6)	$(2)
Credit losses on securities for which credit losses not previously reported	(11)	(1)	(5)
Net (increases) decreases related to credit losses previously reported	(11)	(6)	1
(Increase) decrease of allowance related to sales and other	(1)	—	—
Write-offs	—	—	—
Ending balance	$(36)	$(13)	$(6)

Components of credit loss allowance as of December 31
Corporate bonds	$(35)	$(11)	$(6)
ABS	(1)	(2)	—
Total	$(36)	$(13)	$(6)

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)

	Less than 12 months			12 months or more
($ in millions)	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2023
Fixed income securities
U.S. government and agencies	63	$2,554	$(38)	117	$2,513	$(81)	$(119)
Municipal	271	400	(4)	1,784	2,245	(148)	(152)
Corporate	251	2,225	(48)	2,106	17,319	(1,095)	(1,143)
Foreign government	7	31	—	75	356	(13)	(13)
ABS	19	64	(1)	150	584	(6)	(7)
Total fixed income securities	611	$5,274	$(91)	4,232	$23,017	$(1,343)	$(1,434)
Investment grade fixed income securities	568	$5,061	$(83)	3,864	$20,429	$(1,151)	$(1,234)
Below investment grade fixed income securities	43	213	(8)	368	2,588	(192)	(200)
Total fixed income securities	611	$5,274	$(91)	4,232	$23,017	$(1,343)	$(1,434)

December 31, 2022
Fixed income securities
U.S. government and agencies	112	$4,900	$(138)	75	$2,393	$(93)	$(231)
Municipal	3,015	3,944	(215)	507	740	(111)	(326)
Corporate	2,085	18,072	(1,389)	845	6,105	(956)	(2,345)
Foreign government	74	739	(22)	42	200	(18)	(40)
ABS	194	874	(27)	83	109	(8)	(35)
Total fixed income securities	5,480	$28,529	$(1,791)	1,552	$9,547	$(1,186)	$(2,977)
Investment grade fixed income securities	4,959	$25,487	$(1,409)	1,437	$8,791	$(1,009)	$(2,418)
Below investment grade fixed income securities	521	3,042	(382)	115	756	(177)	(559)
Total fixed income securities	5,480	$28,529	$(1,791)	1,552	$9,547	$(1,186)	$(2,977)
(1)Includes fixed income securities with fair values of $32 million and $10 million and unrealized losses of $3 million and $5 million with credit loss alllowances of $8 million and $11 million as of December 31, 2023, and 2022, respectively.
130 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Gross unrealized losses by unrealized loss position and credit quality as of December 31, 2023
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1) (2)	$(1,167)	$(173)	$(1,340)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (3) (4)	(67)	(27)	(94)
Total unrealized losses	$(1,234)	$(200)	$(1,434)
(1)Below investment grade fixed income securities include $5 million that have been in an unrealized loss position for less than twelve months.
(2)Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.
(3)Below investment grade fixed income securities include $25 million that have been in an unrealized loss position for a period of twelve or more consecutive months.
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
As of December 31, 2023, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
The Allstate Corporation 131

2023 Form 10-K Notes to Consolidated Financial Statements
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Consolidated Statements of Financial Position.

Accrued interest
	As of December 31,
($ in millions)	2023	2022
Mortgage loans	$3	$3
Bank Loans	3	3
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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	December 31, 2023							December 31, 2022
($ in millions)	2018 and prior	2019	2020	2021	2022	Current	Total	Total
Below 1.0	$—	$—	$—	$—	$13	$—	$13	$18
1.0 - 1.25	27	12	—	—	—	2	41	42
1.26 - 1.50	24	4	10	—	30	65	133	151
Above 1.50	65	220	42	184	59	76	646	558
Amortized cost before allowance	$116	$236	$52	$184	$102	$143	$833	$769
Allowance							(11)	(7)
Amortized cost, net							$822	$762
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of December 31, 2023, 2022 and 2021.

Rollforward of credit loss allowance for mortgage loans
	For the years ended December 31,
($ in millions)	2023	2022	2021
Beginning balance	$(7)	$(6)	$(67)
Net (increases) decreases related to credit losses	(4)	(1)	40
Reduction of allowance related to sales	—	—	21
Write-offs	—	—	—
Ending balance	$(11)	$(7)	$(6)
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
132 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Bank loans amortized cost by credit rating and year of origination
($ in millions)	December 31, 2023							December 31, 2022
	2018 and prior	2019	2020	2021	2022	Current	Total	Total
NAIC 2 / BBB	$—	$—	$2	$6	$—	$1	$9	$54
NAIC 3 / BB	—	—	—	21	—	17	38	266
NAIC 4 / B	—	17	1	33	16	86	153	329
NAIC 5-6 / CCC and below	21	—	—	11	5	9	46	94
Amortized cost before allowance	$21	$17	$3	$71	$21	$113	$246	$743
Allowance							(22)	(57)
Amortized cost, net							$224	$686

Rollforward of credit loss allowance for bank loans
	For the years ended December 31,
($ in millions)	2023	2022	2021
Beginning balance	$(57)	$(61)	$(67)
Net increases related to credit losses	(18)	(26)	(15)
Reduction of allowance related to sales	50	30	21
Write-offs	3	—	—
Ending balance	$(22)	$(57)	$(61)

Note 6	Fair Value of Assets and Liabilities
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
The Allstate Corporation 133

2023 Form 10-K Notes to Consolidated Financial Statements
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
Certain assets are not carried at fair value on a recurring basis, including mortgage loans, bank loans, real estate and policy loans and are only included in the fair value hierarchy disclosure when the individual investment is reported at fair value.
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
134 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
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
Assets measured at fair value on a non-recurring basis
Comprise long-lived assets to be disposed of by sale, including real estate, that are written down to fair value less costs to sell and bank loans written down to fair value in connection with recognizing credit losses.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of December 31, 2023, the Company has commitments to invest $175 million in these limited partnership interests.
The Allstate Corporation 135

2023 Form 10-K Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value
	December 31, 2023
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$8,606	$13	$—		$8,619
Municipal	—	5,995	11		6,006
Corporate - public	—	23,272	26		23,298
Corporate - privately placed	—	7,849	58		7,907
Foreign government	—	1,290	—		1,290
ABS	—	1,687	58		1,745
Total fixed income securities	8,606	40,106	153		48,865
Equity securities (1)	1,656	203	402		2,261
Short-term investments	1,676	3,467	1		5,144
Other investments	—	3	2	$(2)	3
Other assets	3	—	118		121
Total recurring basis assets	11,941	43,779	676	(2)	56,394
Non-recurring basis	—	—	15		15
Total assets at fair value	$11,941	$43,779	$691	$(2)	$56,409
% of total assets at fair value	21.2%	77.6%	1.2%	—%	100.0%

Investments reported at NAV					1,165
Total					$57,574
Liabilities
Other liabilities	$(2)	$(10)	$—	$8	$(4)
Total recurring basis liabilities	(2)	(10)	—	8	(4)
Total liabilities at fair value	$(2)	$(10)	$—	$8	$(4)
% of total liabilities at fair value	50.0%	250.0%	—%	(200.0)%	100.0%
(1)As of December 31, 2023, equity securities exclude $150 million of preferred stock measured at cost.

136 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

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
As of December 31, 2023 and 2022, Level 3 fair value measurements of fixed income securities total $153 million and $173 million, respectively, and include $26 million and $70 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $11 million and $21 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies. An increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
The Allstate Corporation 137

2023 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2023
	Balance as of December 31, 2022	Total gains (losses) included in:		Transfers						Balance as of December 31, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$21	$3	$(1)	$—	$—	$—	$(10)	$—	$(2)	$11
Corporate - public	69	(1)	2	—	—	—	(44)	—	—	26
Corporate - privately placed	55	(12)	1	16	—	1	(3)	—	—	58
ABS	28	—	—	—	—	31	—	—	(1)	58
Total fixed income securities	173	(10)	2	16	—	32	(57)	—	(3)	153
Equity securities	333	36	—	—	—	77	(44)	—	—	402
Short-term investments	6	—	—	—	—	13	—	—	(18)	1
Other investments	3	(1)	—	—	—	—	—	—	—	2
Other assets	103	15	—	—	—	—	—	—	—	118
Total recurring Level 3 assets	618	40	2	16	—	122	(101)	—	(21)	676
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2022
	Balance as of December 31, 2021	Total gains (losses) included in:		Transfers						Balance as of December 31, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$1	$2	$—	$2	$—	$—	$(2)	$21
Corporate - public	20	—	(5)	—	—	66	(10)	—	(2)	69
Corporate - privately placed	66	19	2	—	—	34	(65)	—	(1)	55
ABS	40	1	—	—	(28)	17	—	—	(2)	28
Total fixed income securities	144	20	(2)	2	(28)	119	(75)	—	(7)	173
Equity securities	349	16	—	—	—	13	(45)	—	—	333
Short-term investments	5	—	—	—	—	23	—	—	(22)	6
Other investments	2	2	—	—	—	—	(1)	—	—	3
Other assets	65	38	—	—	—	—	—	—	—	103
Total recurring Level 3 assets	565	76	(2)	2	(28)	155	(121)	—	(29)	618
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

138 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2021
	Balance as of December 31, 2020	Total gains (losses) included in:		Transfers						Balance as of December 31, 2021
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$—	$—	$1	$—	$3	$—	$—	$(3)	$18
Corporate - public	67	1	(1)	—	—	13	(53)	—	—	20
Corporate - privately placed	63	(2)	3	10	—	6	(23)	—	(5)	66
ABS	79	—	1	4	(32)	47	(5)	—	(54)	40
Total fixed income securities	226	(1)	3	15	(32)	69	(81)	—	(62)	144
Equity securities	304	61	—	—	—	43	(160)	—	—	349
Short-term investments	35	—	—	—	—	5	—	—	(35)	5
Other investments	—	—	—	—	—	3	(1)	—	—	2
Other assets	—	65	—	—	—	—	—	—	—	65
Assets held for sale	267	3	(1)	17	(13)	4	(163)	—	(6)	—
Total recurring Level 3 assets	832	128	2	32	(45)	124	(405)	—	(103)	565
Liabilities
Liabilities held for sale	(516)	35	—	—	—	—	492	(28)	17	—
Total recurring Level 3 liabilities	$(516)	$35	$—	$—	$—	$—	$492	$(28)	$17	$—

Total Level 3 gains (losses) included in net income
	For the years ended December 31,
($ in millions)	2023	2022	2021
Net investment income	$(1)	$15	$1
Net gains (losses) on investments and derivatives	41	61	124
Transfers into Level 3 during 2023 included situations where securities were written down utilizing an internal price where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
Transfers into Level 3 during 2022 and 2021 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
There were no transfers out of Level 3 during 2023. Transfers out of Level 3 during 2022 and 2021 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The Allstate Corporation 139

2023 Form 10-K Notes to Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of December 31,
($ in millions)	2023	2022	2021
Assets
Fixed income securities:
Corporate - privately placed	$(12)	$1	$(2)
Total fixed income securities	(12)	1	(2)
Equity securities	35	14	28
Other investments	(1)	2	—
Other assets	15	38	65
Total recurring Level 3 assets	$37	$55	$91
Total included in net income	$37	$55	$91

Components of net income
Net investment income	$(1)	$14	$1
Net gains (losses) on investments and derivatives	38	41	90
Total included in net income	$37	$55	$91

Assets
Municipal	$—	$1	$—
Corporate - public	1	(5)	—
Corporate - privately placed	2	—	3
Changes in unrealized net capital gains and losses reported in OCI	$3	$(4)	$3

Financial instruments not carried at fair value
($ in millions)		December 31, 2023		December 31, 2022
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$822	$769	$762	$700
Bank loans	Level 3	224	238	686	686

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$46	$46	$50	$50
Debt	Level 2	7,942	7,655	7,964	7,449
Liability for collateral	Level 2	1,891	1,891	2,011	2,011
(1)Represents the amounts reported on the Consolidated Statements of Financial Position.
140 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Note 7	Derivative Financial Instruments and Off-balance Sheet Financial Instruments
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
In 2022, the Company also had a derivative embedded in a non-derivative host contract that was required to be separated from the host contract and accounted for at fair value with changes in fair value of the embedded derivative reported in net income.
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
The Allstate Corporation 141

2023 Form 10-K Notes to Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2023
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	20,479	$2	$2	$—
Equity and index contracts
Options	Other investments	n/a	32	—	—	—
Futures	Other assets	n/a	1,305	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	$278	n/a	(2)	2	(4)
Contingent consideration	Other assets	250	n/a	118	118	—
Credit default contracts
Credit default swaps – buying protection	Other investments	34	n/a	(1)	—	(1)
Total asset derivatives		$562	21,816	$118	$123	$(5)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	2,175	$(1)	$—	$(1)
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	980	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$306	n/a	(3)	1	(4)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	19	n/a	(1)	—	(1)
Total liability derivatives		325	3,155	(6)	$1	$(7)
Total derivatives		$887	24,971	$112
(1)Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
142 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

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

Gross and net amounts for OTC derivatives (1)
		Offsets
($ in millions)	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2023
Asset derivatives	$3	$(6)	$4	$1	$—	$1
Liability derivatives	(10)	6	2	(2)	—	(2)

December 31, 2022
Asset derivatives	$23	$(22)	$—	$1	$—	$1
Liability derivatives	(22)	22	(1)	(1)	—	(1)
(1)All OTC derivatives are subject to enforceable master netting agreements.
The Allstate Corporation 143

2023 Form 10-K Notes to Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Accident, health and other policy benefits	Operating costs and expenses	(Loss) income from discontinued operations	Total gain (loss) recognized in net income on derivatives
2023
Interest rate contracts	$(8)	$—	$—	$—	$(8)
Equity and index contracts	(32)	—	28	—	(4)
Contingent consideration	—	—	15	—	15
Foreign currency contracts	(14)	—	—	—	(14)
Credit default contracts	(30)	—	—	—	(30)
Other contracts	—	—	(1)	—	(1)
Total	$(84)	$—	$42	$—	$(42)

2022
Interest rate contracts	$737	$—	$—	$—	$737
Equity and index contracts	94	—	(43)	—	51
Contingent consideration	—	—	38	—	38
Foreign currency contracts	47	—	(6)	—	41
Credit default contracts	(4)	—	—	—	(4)
Other contracts	—	—	(1)	—	(1)
Total	$874	$—	$(12)	$—	$862

2021
Interest rate contracts	$22	$—	$—	$—	$22
Equity and index contracts	(7)	27	45	—	65
Contingent consideration	—	—	—	65	65
Foreign currency contracts	32	—	—	—	32
Credit default contracts	7	—	—	—	7
Total return swaps - fixed income	4	—	—	—	4
Total	$58	$27	$45	$65	$195
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

OTC cash and securities collateral pledged
($ in millions)	December 31, 2023
Pledged by the Company	$6
Pledged to the Company (1)	—
(1)$5 million of collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
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
144 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	December 31, 2023				December 31, 2022
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	—	$—	$—	$—	1	$128	$5	$—
A	—	—	—	—	1	192	7	—
Total	—	$—	$—	$—	2	$320	$12	$—
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	December 31, 2023
Pledged by the Company	$66
Received by the Company	—
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

($ in millions)	December 31, 2023	December 31, 2022
Gross liability fair value of contracts containing credit-risk-contingent features	$10	$21
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(3)	(11)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(5)	(10)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$—
Off-balance sheet financial instruments
Commitments to invest, commitments to purchase private placement securities, commitments to fund loans, financial guarantees and credit guarantees have off-balance sheet risk because their contractual amounts are not recorded in the Company’s Consolidated Statements of Financial Position.

Contractual amounts of off-balance sheet financial instruments
	As of December 31,
($ in millions)	2023	2022
Commitments to invest in limited partnership interests	$2,941	$2,778
Private placement commitments	62	114
Other loan commitments	18	10
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
The Allstate Corporation 145

2023 Form 10-K Notes to Consolidated Financial Statements
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
The Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges. In addition, as of both December 31, 2023 and 2022, the Company holds interests of $123 million in the form of surplus notes included in other liabilities and expenses on the Statement of Assets and Liabilities of the Reciprocal Exchanges that provide capital to the Reciprocal Exchanges and would absorb any expected losses.
The Company is therefore the primary beneficiary. In addition, the Company provides quota share reinsurance to the Reciprocal Exchanges.
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company.
The results of operations of the Reciprocal Exchanges are included in the Company’s Allstate Protection segment and generated $224 million, $164 million and $181 million of earned premiums in 2023, 2022 and 2021, respectively.
Total costs and expenses were $251 million, $244 million and $248 million in 2023, 2022 and 2021, respectively.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	December 31, 2023	December 31, 2022
Assets
Fixed income securities	$267	$302
Short-term investments	7	13
Deferred policy acquisition costs	20	15
Premium installment and other receivables, net	40	43
Reinsurance recoverables, net	111	97
Other assets	54	90
Total assets	499	560
Liabilities
Reserve for property and casualty insurance claims and claims expense	201	209
Unearned premiums	147	171
Other liabilities and expenses	296	311
Total liabilities	$644	$691
Nonconsolidated VIEs The Company makes investments in limited partnership interests and other alternative investments that may be issued by VIEs. These investments are generally accounted for under the equity method and are reported as limited partnership interests in the Company’s Consolidated Statements of Financial Position. The Company does not take an active role in management of these investments. Therefore, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss is limited to the investment carrying value and any unfunded
146 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
commitments. Neither the Company’s carrying amounts nor the unfunded commitments related to these VIEs are material individually or in the aggregate.
In addition, the Company makes investments in structured securities issued by VIEs for which the Company is not the investment manager. These structured investments typically invest in fixed income securities and are managed by third parties and include ABS and collateralized debt obligations. The Company has not provided financial or other support other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the
Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs, and, where applicable, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment. Neither the Company’s carrying amounts nor the unfunded commitments related to these VIEs are material individually or in the aggregate.

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. The Company’s reserving process considers known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in laws and regulations, judicial decisions, and economic conditions.
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
The Allstate Corporation 147

2023 Form 10-K Notes to Consolidated Financial Statements

Rollforward of reserve for property and casualty insurance claims and claims expense
($ in millions)	2023	2022	2021
Balance as of January 1	$37,541	$33,060	$27,610
Less recoverables (1)	(9,176)	(9,479)	(7,033)
Net balance as of January 1	28,365	23,581	20,577
National General acquisition as of January 4, 2021	—	—	1,797
SafeAuto acquisition as of October 1, 2021	—	—	134
Incurred claims and claims expense related to:
Current year	40,521	35,523	29,196
Prior years	549	1,741	122
Total incurred	41,070	37,264	29,318
Claims and claims expense paid related to:
Current year	(23,607)	(20,739)	(18,438)
Prior years	(14,366)	(11,741)	(9,807)
Total paid	(37,973)	(32,480)	(28,245)
Net balance as of December 31	31,462	28,365	23,581
Plus recoverables	8,396	9,176	9,479
Balance as of December 31	$39,858	$37,541	$33,060
(1) Recoverables comprises reinsurance and indemnification recoverables. See Note 11 for further details.

Reconciliation of total claims and claims expense incurred and paid by coverage
	December 31, 2023
($ in millions)	Incurred	Paid
Allstate Protection
Auto insurance - liability coverage	$15,752	$(13,032)
Auto insurance - physical damage coverage	9,128	(9,290)
Homeowners insurance	9,330	(8,225)
Total auto and homeowners insurance	34,210	(30,547)
Other personal lines	1,827	(1,632)
Commercial lines	784	(951)
Other business lines	148	(206)
Protection Services	533	(522)
Run-off Property-Liability	78	(89)
Unallocated loss adjustment expenses (“ULAE”)	3,292	(3,269)
Claims incurred and paid from before 2019	243	(845)
Other (1)	(45)	88
Total	$41,070	$(37,973)
(1)Paid and incurred amounts primarily related to the effect of foreign currency translation adjustments.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the calendar year. This expense includes losses from catastrophes of $5.64 billion, $3.11 billion and $3.34 billion in 2023, 2022 and 2021, respectively, net of recoverables. Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
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
148 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	For the years ended December 31,
	Non-catastrophe losses			Catastrophe losses			Total
($ in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Auto	$294	$1,249	$178	$(50)	$(64)	$(29)	$244	$1,185	$149
Homeowners	66	123	31	36	77	(166)	102	200	(135)
Other personal lines	37	(34)	(96)	(18)	2	(11)	19	(32)	(107)
Commercial lines	76	273	116	8	(1)	3	84	272	119
Other business lines	12	(10)	(19)	—	4	1	12	(6)	(18)
Run-off Property-Liability (2)	89	125	116	—	—	—	89	125	116
Protection Services	(1)	(3)	(2)	—	—	—	(1)	(3)	(2)
Total prior year reserve reestimates	$573	$1,723	$324	$(24)	$18	$(202)	$549	$1,741	$122
(1)Favorable reserve reestimates are shown in parentheses.
(2)The Company’s 2023, 2022 and 2021 annual reserve review, using established industry and actuarial best practices, resulted in unfavorable reestimates of $80 million, $118 million and $111 million, respectively.
The Allstate Corporation 149

2023 Form 10-K Notes to Consolidated Financial Statements
The following presents information about incurred and paid claims development as of December 31, 2023, net of recoverables, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for claims and claims expense, including both reported and IBNR claims. The cumulative number of reported claims is identified by coverage and excludes reported claims for industry pools and facilities where information is not available. The information about incurred and paid claims development for the 2019 to 2023 years, and the average annual percentage payout of incurred claims by age as of December 31, 2023, is presented as required supplementary information.
Auto insurance – liability coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2019	2020	2021	2022	2023
2019	$10,377	$10,307	$10,557	$10,729	$10,812	$83	$642	2,569,785
2020	—	8,651	8,631	8,871	8,904	33	997	1,898,342
2021	—	—	10,365	10,851	11,180	329	2,057	2,229,946
2022	—	—	—	13,321	13,263	(58)	4,202	2,401,908
2023	—	—	—	—	15,365		10,258	2,283,467
				Total	$59,524	$387
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2019 accident years						229
Prior year reserve reestimates for ULAE						6
Other						—
Total prior year reserve reestimates						$622

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2019	2020	2021	2022	2023
2019	$3,936	$6,995	$8,530	$9,519	$10,170
2020	—	3,111	5,796	7,089	7,907
2021	—	—	3,589	7,304	9,123
2022	—	—	—	4,424	9,061
2023	—	—	—	—	5,107
				Total	$41,368
All outstanding liabilities before 2019, net of recoverables					1,368
Liabilities for claims and claim adjustment expenses, net of recoverables					$19,524

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2023
	1 year	2 years	3 years	4 years	5 years
Auto insurance – liability coverage	36.6%	29.2%	13.6%	8.6%	5.6%
150 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
Auto insurance – physical damage coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2019	2020	2021	2022	2023
2019	$6,241	$6,162	$6,121	$6,120	$6,113	$(7)	$(11)	4,864,602
2020	—	5,484	5,393	5,369	5,359	(10)	(11)	3,989,262
2021	—	—	7,269	7,326	7,269	(57)	(25)	4,567,859
2022	—	—	—	9,286	9,004	(282)	(79)	4,904,706
2023	—	—	—	—	9,484		970	4,591,024
				Total	$37,229	$(356)
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2019 accident years						(5)
Prior year reserve reestimates for ULAE						(20)
Other						3
Total prior year reserve reestimates						$(378)

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2019	2020	2021	2022	2023
2019	$5,936	$6,132	$6,126	$6,123	$6,124
2020	—	5,119	5,405	5,378	5,370
2021	—	—	6,847	7,351	7,294
2022	—	—	—	8,243	9,083
2023	—	—	—	—	8,514
				Total	$36,385
All outstanding liabilities before 2019, net of recoverables					—
Liabilities for claims and claim adjustment expenses, net of recoverables					$844

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2023
	1 year	2 years	3 years	4 years	5 years
Auto insurance – physical damage coverage	95.0%	5.0%	(0.4)%	(0.1)%	—%
The Allstate Corporation 151

2023 Form 10-K Notes to Consolidated Financial Statements
Homeowners insurance

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2019	2020	2021	2022	2023
2019	$4,694	$4,762	$4,769	$4,781	$4,790	$9	$38	847,160
2020	—	5,626	5,680	5,773	5,824	51	83	977,647
2021	—	—	6,282	6,408	6,468	60	198	989,192
2022	—	—	—	6,537	6,489	(48)	567	784,867
2023	—	—	—	—	9,258		3,469	919,333
				Total	$32,829	$72
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2019 accident years						29
Prior year reserve reestimates for ULAE						(17)
Other						18
Total prior year reserve reestimates						$102

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2019	2020	2021	2022	2023
2019	$3,414	$4,432	$4,621	$4,699	$4,752
2020	—	4,162	5,423	5,649	5,741
2021	—	—	4,449	6,035	6,270
2022	—	—	—	3,866	5,922
2023	—	—	—	—	5,789
				Total	$28,474
All outstanding liabilities before 2019, net of recoverables					95
Liabilities for claims and claim adjustment expenses, net of recoverables					$4,450

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2023
	1 year	2 years	3 years	4 years	5 years
Homeowners insurance	70.8%	22.5%	2.8%	0.8%	0.9%
152 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Reconciliation of the net incurred and paid claims development tables above to the reserve for property and casualty insurance claims and claims expense
($ in millions)	As of December 31, 2023
Net outstanding liabilities
Allstate Protection
Auto insurance - liability coverage	$19,524
Auto insurance - physical damage coverage	844
Homeowners insurance	4,450
Other personal lines	1,788
Commercial lines	1,745
Other business lines	17
Protection Services	46
Run-off Property-Liability (1)	1,361
ULAE	1,679
Other (2)	8
Net reserve for property and casualty insurance claims and claims expense	31,462

Recoverables
Allstate Protection
Auto insurance - liability coverage	6,880
Auto insurance - physical damage coverage	22
Homeowners insurance	343
Other personal lines	243
Commercial lines	326
Other business lines	1
Protection Services	14
Run-off Property-Liability	497
ULAE	70
Total recoverables	8,396
Gross reserve for property and casualty insurance claims and claims expense	$39,858
(1)Run-off Property-Liability includes business in run-off with most of the claims related to accident years more than 40 years ago. IBNR reserves represent $762 million of the total reserves as of December 31, 2023.
(2)Primarily related to the unamortized fair value adjustment related to the acquisition of National General.
The Allstate Corporation 153

2023 Form 10-K Notes to Consolidated Financial Statements

Note 10	Reserve for Future Policy Benefits and Contractholder Funds

Rollforward of reserve for future policy benefits (1)
	For the years ended December 31,
	Accident and health			Traditional life			Total
($ in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Present value of expected net premiums
Beginning balance	$1,464	$1,785	$1,575	$238	$254	$204	$1,702	$2,039	$1,779
Beginning balance at original discount rate	1,549	1,604	1,307	246	215	154	1,795	1,819	1,461
Effect of changes in cash flow assumptions	(12)	—	—	34	—	—	22	—	—
Effect of actual variances from expected experience	(10)	(137)	(32)	2	36	(5)	(8)	(101)	(37)
Adjusted beginning balance	1,527	1,467	1,275	282	251	149	1,809	1,718	1,424
Issuances (1)	501	371	620	89	34	83	590	405	703
Interest accrual	69	48	52	11	4	7	80	52	59
Net premiums collected	(360)	(337)	(343)	(52)	(43)	(24)	(412)	(380)	(367)
Ending balance at original discount rate	1,737	1,549	1,604	330	246	215	2,067	1,795	1,819
Effect of changes in discount rate assumptions	(49)	(85)	181	(5)	(8)	39	(54)	(93)	220
Ending balance	1,688	1,464	1,785	325	238	254	2,013	1,702	2,039

Present value of expected future policy benefits
Beginning balance	2,229	2,796	2,577	524	673	629	2,753	3,469	3,206
Beginning balance at original discount rate	2,316	2,426	2,070	534	511	426	2,850	2,937	2,496
Effect of changes in cash flow assumptions	21	(44)	(2)	30	—	—	51	(44)	(2)
Effect of actual variances from expected experience	(33)	(116)	(5)	1	24	4	(32)	(92)	(1)
Adjusted beginning balance	2,304	2,266	2,063	565	535	430	2,869	2,801	2,493
Issuances (1)	486	360	664	102	42	94	588	402	758
Interest accrual	103	76	80	25	12	21	128	88	101
Benefit payments	(398)	(386)	(381)	(36)	(55)	(34)	(434)	(441)	(415)
Ending balance at original discount rate	2,495	2,316	2,426	656	534	511	3,151	2,850	2,937
Effect of changes in discount rate assumptions	(42)	(87)	370	1	(10)	162	(41)	(97)	532
Ending balance	$2,453	$2,229	$2,796	$657	$524	$673	$3,110	$2,753	$3,469

Net reserve for future policy benefits (2)	$765	$765	$1,011	$332	$286	$419	$1,097	$1,051	$1,430
Less: reinsurance recoverables	81	76	149	2	1	2	83	77	151
Net reserve for future policy benefits, after reinsurance recoverables	$684	$689	$862	$330	$285	$417	$1,014	$974	$1,279
(1)2021 includes assumed business from ALNY and business acquired from National General.
(2)Excludes $250 million, $271 million, and $265 million of reserves related to short-duration and other contracts as of December 31, 2023, 2022 and 2021, respectively.
154 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Revenue and interest recognized in the consolidated statements of operations
($ in millions)	For the years ended December 31,
	2023	2022	2021
Revenues (1)
Accident and health	$814	$838	$872
Traditional life	106	94	55
Total	$920	$932	$927

Interest expense (2)
Accident and health	$34	$28	$28
Traditional life	14	8	14
Total	$48	$36	$42
(1)Total revenues reflects gross premiums used in the calculation for reserve for future policy benefits. Revenues included in Accident and health insurance premiums and contract charges on the Consolidated Statements of Operations reflect premium revenue recognized for traditional life insurance and long-duration and short-duration accident and health insurance contracts.
(2)Total interest expense presented as part of Accident, health and other policy benefits on the Consolidated Statements of Operations.
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts.

	As of December 31,
	2023		2022		2021
($ in millions)	Undiscounted	Discounted	Undiscounted	Discounted	Undiscounted	Discounted
Accident and health
Expected future gross premiums	$5,339	$3,744	$4,919	$3,517	$5,166	$4,369
Expected future benefits and expenses	3,578	2,453	3,243	2,229	3,426	2,796
Traditional life
Expected future gross premiums	896	623	679	465	614	505
Expected future benefits and expenses	1,301	657	978	524	940	673

Key assumptions used in calculating the reserve for future policy benefits
	As of December 31,
	Accident and health		Traditional life
	2023	2022	2023	2022
Weighted-average duration (in years)	4.0	3.6	15.0	13.8
Weighted-average interest rates
Interest accretion rate (discount rate at contract issuance)	5.83%	4.97%	5.41%	5.56%
Current discount rate (upper-medium grade fixed income yield)	4.77	4.72	4.97	5.23
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
The Company’s annual review of the mortality, morbidity and lapse experience assumptions in 2023, 2022, and 2021 resulted in an increase of less than $1 million, a decrease of $4 million and a decrease of $11 million respectively, to the reserve for future policy benefits.
The following table summarizes the ratio of actual to expected experience used in the determination of the reserve for future policy benefits.

	As of December 31,
	Accident and health		Traditional life
	2023	2022	2023	2022
Actual to expected experience
Mortality	n/a	n/a	95%	238%
Morbidity	92%	94%	n/a	n/a
Lapses	110%	112%	78%	61%
n/a = not applicable
The Allstate Corporation 155

2023 Form 10-K Notes to Consolidated Financial Statements
Contractholder funds

Contractholder funds activity
	For the years ended December 31,
($ in millions)	2023	2022	2021
Beginning balance	$879	$890	$857
Deposits	130	133	118
Interest credited	34	32	34
Benefits	(14)	(21)	(41)
Surrenders and partial withdrawals	(21)	(28)	(23)
Contract charges	(119)	(117)	(111)
Other adjustments	(1)	(10)	56
Ending balance	$888	$879	$890

Components of contractholder funds
Interest-sensitive life insurance	$842	$829	$835
Fixed annuities	46	50	55
Total	$888	$879	$890

Weighted-average crediting rate	4.21%	4.28%	4.29%
Net amount at risk (1)	$11,359	$11,610	$11,682
Cash surrender value	726	719	725
(1)Guaranteed benefit amounts in excess of the current account balances.

Account values: comparison of current crediting rate to guaranteed minimum crediting rate (1)
($ in millions) Range of guaranteed minimum crediting rates	At guaranteed minimum	1-50 basis points above	Total
December 31, 2023
Less than 3.00%	$—	$—	$—
3.00% - 3.49%	—	30	30
3.50% - 3.99%	11	—	11
4.00% - 4.49%	434	—	434
4.50% - 4.99%	262	—	262
5.00% or greater	67	—	67
Non-account balances (2)			84
Total	$774	$30	$888

December 31, 2022
Less than 3.00%	$—	$—	$—
3.00% - 3.49%	—	16	16
3.50% - 3.99%	12	—	12
4.00% - 4.49%	429	—	429
4.50% - 4.99%	267	—	267
5.00% or greater	69	—	69
Non-account balances (2)			86
Total	$777	$16	$879
(1)Difference, in basis points, between rates being credited to contractholders and the respective guaranteed minimum crediting rates.
(2)Non-account balances include unearned revenue and amounts related to policies where a claim is either in the course of settlement or IBNR. A claim on a life insurance policy results in the accrual of interest at a rate and over a period of time that is specified by state insurance regulations.
156 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
Accident and health short-duration contracts
The following presents information about incurred and paid claims development as of December 31, 2023, net of recoverables, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for future policy benefits, including both reported and IBNR claims. The Company’s accident and health claims are counted by claim number assigned to each claimant per illness, injury or death, regardless of number of services rendered for each incident. Claims closed without payment are not included in the cumulative number of reported accident and health claims. The information about incurred and paid claims development for the 2019 to 2023 years, and the average annual percentage payout of incurred claims by age as of December 31, 2023, is presented as required supplementary information.
Group and individual accident and health

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables					IBNR reserves plus expected development on reported claims	Cumulative number of reported claims
	For the years ended December 31,					As of December 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2019	2020	2021	2022	2023
2019	$257	$239	$242	$242	$242	$—	313,017
2020	—	297	293	294	291	1	415,364
2021	—	—	424	420	415	2	677,649
2022	—	—	—	437	402	8	587,462
2023	—	—	—	—	476	164	413,651
				Total	$1,826

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2019	2020	2021	2022	2023
2019	$158	$234	$242	$242	$242
2020	—	184	284	290	290
2021	—		272	408	414
2022	—	—	—	275	393
2023	—	—	—	—	312
				Total	$1,651
All outstanding liabilities before 2019, net of recoverables					—
Liabilities for claims and claim adjustment expenses, net of recoverables					$175
The Allstate Corporation 157

2023 Form 10-K Notes to Consolidated Financial Statements

Reconciliation of the net incurred and paid claims development tables above to the reserve for future policy benefits
($ in millions)	As of December 31, 2023
Net outstanding liabilities
Group and individual accident and health short-duration contracts	$175
Long-duration accident and health insurance	684
Long-duration traditional life insurance	330
Other contracts (1)	29
ULAE	9
Net reserve for future policy benefits	1,227
Recoverables
Group and individual accident and health short-duration contracts	37
Other accident and health short-duration contracts	—
Insurance lines other than short-duration	83
ULAE	—
Gross reserve for future policy benefits	$1,347
(1)Other includes short-duration contracts related to employer voluntary benefits and other contracts.

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2023
	1 year	2 years	3 years	4 years	5 years
Group and individual accident and health	64.2%	33.1%	2.0%	0.5%	0.2%

158 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Note 11	Reinsurance and Indemnification

Effects of reinsurance and indemnification on property and casualty premiums written and earned and accident and health insurance premiums and contract charges
	For the years ended December 31,
($ in millions)	2023	2022	2021
Property and casualty insurance premiums written
Direct	$54,632	$50,065	$45,523
Assumed	396	245	213
Ceded	(2,018)	(1,824)	(1,736)
Property and casualty insurance premiums written, net of recoverables	$53,010	$48,486	$44,000

Property and casualty insurance premiums earned
Direct	$52,301	$47,552	$43,944
Assumed	358	221	178
Ceded	(1,989)	(1,869)	(1,904)
Property and casualty insurance premiums earned, net of recoverables	$50,670	$45,904	$42,218

Accident and health insurance premiums and contract charges
Direct	$1,865	$1,838	$1,892
Assumed	28	31	21
Ceded	(47)	(37)	(79)
Accident and health insurance premiums and contract charges, net of recoverables	$1,846	$1,832	$1,834

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	For the years ended December 31,
	2023	2022	2021
Property and casualty insurance claims and claims expense (1)	$(633)	$(1,600)	$(3,484)
Accident, health and other policy benefits	(44)	15	(91)
(1)Includes approximately $39 million of ceded losses related to the Nationwide Reinsurance Program for 2023.

Reinsurance and indemnification recoverables, net
	As of December 31,
($ in millions)	2023	2022
Property and casualty
Paid and due from reinsurers and indemnitors	$254	$291
Unpaid losses estimated (including IBNR)	8,396	9,176
Total property and casualty	$8,650	$9,467
Accident and health insurance	159	152
Total	$8,809	$9,619

Rollforward of credit loss allowance for reinsurance recoverables
	For the years ended December 31,
($ in millions)	2023	2022
Property and casualty (1) (2)
Beginning balance	$(62)	$(66)
Increase in the provision for credit losses	(1)	(5)
Write-offs	1	9
Ending balance	$(62)	$(62)

Accident and health insurance
Beginning balance	$(3)	$(8)
Decrease/(Increase) in the provision for credit losses	—	5
Write-offs	—	—
Ending Balance	$(3)	$(3)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

The Allstate Corporation 159

2023 Form 10-K Notes to Consolidated Financial Statements
Property and casualty reinsurance and indemnifications recoverables
Property and casualty programs are grouped by the following characteristics:
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
State-based industry pools or facilities
Michigan Catastrophic Claims Association The MCCA is a statutory indemnification mechanism for member insurers’ qualifying personal injury protection claims paid for the unlimited lifetime medical benefits above the applicable retention level for qualifying injuries from automobile, motorcycle and commercial vehicle accidents. Indemnification recoverables on paid and unpaid claims, including IBNR, as of December 31, 2023 and 2022 include $6.42 billion and $6.72 billion, respectively, from the MCCA for its indemnification obligation.
The MCCA is funded by annually assessing participating member companies actively writing motor vehicle coverage in Michigan on a per vehicle basis that is currently $122 per vehicle insured for unlimited personal injury protection (“PIP”) coverage and $48 per vehicle for other PIP coverage. The MCCA’s calculation of the annual assessment is based upon the total of members’ actuarially determined present value of expected payments on lifetime claims by all persons expected to be catastrophically injured in that year and ultimately qualify for MCCA reimbursement, its operating expenses, and adjustments for the amount of excesses or deficiencies in prior assessments. The assessment is incurred by the Company as policies are written and recovered as a component of premiums from the Company’s customers.
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
As required for member companies by the MCCA, the Company reports covered paid and unpaid claims to the MCCA when estimates of loss for a reported claim are expected to exceed the retention level, the claims involve certain types of severe injuries, or there are litigation demands received suggesting the claim value exceeds certain thresholds. The retention level is adjusted upward every other MCCA fiscal year by the lesser of 6% or the increase in the consumer price index. The retention level is $635 thousand per claim for the fiscal two-years ending June 30, 2025 compared to $600 thousand per claim for the fiscal two-years ending June 30, 2023.
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
The MCCA annual assessments fund current operations and member company reimbursements. The MCCA prepares statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Michigan Department of Insurance and Financial Services (“MI
160 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
DOI”). The MI DOI has granted the MCCA a statutory permitted practice that expires in June 30, 2025 to discount its liabilities for loss and loss adjustment expense. As of June 30, 2023, the date of its most recent annual financial report, the MCCA had cash and invested assets of $21.58 billion and an accumulated deficit of $2.05 billion. The permitted practice reduced the accumulated deficit by $44.95 billion. As a result of this deficit, the assessment includes an increase of $48 per passenger and commercial vehicle and motorcycle insured beginning July 1, 2023, with varying assessments for commercial fleet and historical vehicles.
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
A significant portion of the incurred claim reserves and the recoverables can be attributed to a small number of catastrophic claims. Assessments paid to PLIGA for the EMB program totaled $7 million in 2023. The amounts of paid and unpaid recoverables as of December 31, 2023 and 2022 were $326 million and $330 million, respectively.
PLIGA annually assesses all admitted property and casualty insurers writing covered lines in New Jersey for PLIGA indemnification and expenses. PLIGA assessments may be recouped as a surcharge on premiums collected. PLIGA does not ultimately retain underwriting risk as it assesses member companies for their expected qualifying losses to provide funding for payment of its indemnification obligation to member companies for their actual losses. As a pass through, PLIGA facilitates these transactions of receipt of assessments paid by member companies and payment to member companies for covered claims presented by them for indemnification. As of December 31, 2022, the date of its most recent annual financial report, PLIGA had a fund balance of $271 million.
As statutory administrator of the UCJF, PLIGA provides compensation to qualified claimants for personal injury protection, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger pedestrian personal injury protection benefits when no other coverage is available.
PLIGA annually collects a UCJF assessment from all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for UCJF indemnification and expenses. UCJF assessments can be expensed as losses recoverable in rates as appropriate. As of December 31, 2022, the date of its most recent annual financial report, the UCJF fund had a balance of $71 million.
North Carolina Reinsurance Facility The NCRF provides automobile liability insurance to drivers that private market insurers are not otherwise willing to insure. All insurers licensed to write automobile insurance in North Carolina are members of the NCRF. Premiums, losses and expenses are assigned to the NCRF. North Carolina law allows the NCRF to recoup operating losses for certain insureds through a surcharge to policyholders. As of September 30, 2023, the NCRF reported a deficit of $122 million in members’ equity. The NCRF implemented a loss recoupment surcharge on all private passenger and commercial fleet policies effective October 1, 2023, through March 31, 2024. Member companies are assessed the recoupment surcharge. The loss recoupment surcharge will be adjusted on April 1, 2024 and discontinued once losses are recovered. The NCRF results are shared by the member companies in proportion to their respective North Carolina automobile liability writings. For the fiscal year ending September 30, 2023, net gain was $25 million, including $1.2 billion of earned premiums, $364 million of certain private passenger auto risk recoupment and $153 million of member loss recoupments. As of December 31, 2023, the NCRF recoverables on paid claims is $83 million and recoverables on unpaid claims is $299 million. Paid recoverable balances, if covered, are typically settled within sixty days of monthly filing.
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
Annual premiums earned and paid under the FHCF agreement were $28 million, $24 million and $15 million in 2023, 2022 and 2021, respectively. Commuted contracts related to Hurricane Irma resulted in payments to the Company of $6 million in 2023. Qualifying losses were $74 million and $13 million in 2022 and 2021, respectively. The Company has access
The Allstate Corporation 161

2023 Form 10-K Notes to Consolidated Financial Statements
to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $152 million for the two largest hurricanes and $51 million for other hurricanes, up to a maximum total of $312 million, effective from June 1, 2023 to May 31, 2024. The amounts recoverable from the FHCF totaled $82 million and $96 million as of December 31, 2023 and 2022, respectively.
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
Congressional authorization for the NFIP is periodically evaluated and may be subjected to freezes, including when the federal government experiences a shutdown. FEMA has a NFIP reinsurance program to manage the future exposure of the NFIP through the transfer of risk to private reinsurance companies and capital market investors. Congress is evaluating the funding of the program as well as considering reforms to the program that would be incorporated in legislation to reauthorize the NFIP. As of September 30, 2023, the NFIP owes $20.5 billion to the U.S. Treasury.
The amounts recoverable as of December 31, 2023 and 2022 were $76 million and $145 million, respectively. Premiums earned under the NFIP include $327 million, $319 million and $350 million in 2023, 2022 and 2021, respectively. Qualifying losses incurred include $102 million, $435 million and $267 million in 2023, 2022 and 2021, respectively.
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
The Company’s current catastrophe reinsurance program supports the Company’s risk and return framework which is intended to provide shareholders with an acceptable return on the risks assumed in the property business, and to reduce variability of earnings, while providing protection to customers. This framework incorporates the Company’s robust economic capital model and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires and adjusts based on premium and insured value growth. The Company’s reinsurance agreements are part of its capital models and its catastrophe risk management strategy. As of December 31, 2023, the modeled 1-in-100 probable maximum loss for hurricane, earthquake and wildfire perils is approximately $2.5 billion, net of reinsurance. The Company continually reviews its aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure. The following catastrophe reinsurance agreements are in effect as of December 31, 2023.
The Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”) provides coverage up to $6.92 billion of loss less retention of $500 million to $750 million, and is subject to the percentage of reinsurance placed in each of its agreements. Property business in the state of Florida is excluded from this program. Separate reinsurance agreements address the distinct needs of separately capitalized legal entities. The Nationwide Program includes reinsurance agreements with both the traditional and ILS markets as described below:
•Core traditional market multi-year and per occurrence excess agreements provide limits totaling $4.69 billion for catastrophe losses arising out of multiple perils and are comprised of the following:
–$3.58 billion of placed limits exhausting at $4.25 billion, with one annual reinstatement:
▪31.6% of the coverage is provided in four multi-year contracts attaching at $500 million.
▪31.7% of the coverage is provided in five multi-year contracts with the first $250 million in excess of $500 million retained by Allstate.
▪31.7% of the coverage is provided in one single-year contract providing $250 million of placed limit in excess of a $750 million retention and four multi-year contracts attaching at $1.00 billion.
▪Three single-year contracts providing coverage between $1.75 billion and $4.25 billion, 4% placed.
162 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
–Two single-year contracts providing $500 million of limits in excess of a $4.25 billion retention, one 95% placed and one 4% placed.
–$105 million of placed limits in excess of a $4.75 billion retention and $131 million of placed limits in excess of a $5.54 billion retention, both with a 5% co-participation and one reinstatement of limits over its eight-year term.
–$375 million of placed limits in single-year placements filling capacity around the multi-year and ILS placements:
▪One contract providing $95 million of placed limits in excess of a $4.75 billion retention, with two limits available in any one contract year.
▪One contract providing $260 million of placed limits in excess of a $4.75 billion retention, with no annual reinstatement.
▪One contract providing $20 million of placed limits in excess of a $6.82 billion retention, with no annual reinstatement.
•ILS placements provide $1.80 billion of placed limits, with no reinstatement of limits, and are comprised of the following:
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
Florida program The Florida program provides coverage for property policies of CKIC and certain affiliate companies for Florida catastrophe events up to $1.66 billion of a billion of losses less a $40 million retention. The Florida program includes reinsurance agreements placed in the traditional market, the FHCF, the Florida Reinsurance to Assist Policyholders Program (“RAP”) and the ILS market as follows:
• Traditional market placements comprise reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. These contracts provide a combined $695 million of limits, with a portion of the traditional market placements providing coverage for perils not covered by the FHCF and RAP contracts, which only cover hurricanes.
• Three FHCF contracts provide $330 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes. The three contracts are 90% placed.
•Three RAP contracts provide $49 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes. The three contracts are 90% placed.
• ILS placements provide $620 million of reinsurance limits for qualifying losses to personal lines property in Florida caused by a named storm event, a severe weather event, an earthquake event, a fire event, a volcanic eruption event, or a meteorite impact event.
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
Kentucky Earthquake Excess Catastrophe Reinsurance Contract is placed in the traditional market and provides two limits of $28 million, subject to a $2 million retention with one reinstatement of limits.
Canada Catastrophe Excess of Loss Reinsurance Contract is placed in the traditional market and provides CAD 255 million of placed limits, subject to a CAD 75 million retention, with one reinstatement of limits.
The Company has not experienced credit losses on its catastrophe reinsurance programs. The total cost of the property catastrophe reinsurance program was $1.02 billion, $788 million and $556 million in 2023, 2022 and 2021, respectively.
Other reinsurance programs The Company’s other reinsurance programs relate to commercial lines, including shared economy, and asbestos, environmental, and other liability exposures. The largest reinsurance recoverable balance the Company had outstanding was $180 million from Lloyd’s of London as of December 31, 2023 and 2022. These programs also include reinsurance recoverables of $113 million and $183 million from Aleka Insurance Inc. as of December 31, 2023 and 2022, respectively.
The Allstate Corporation 163

2023 Form 10-K Notes to Consolidated Financial Statements

Note 12	Deferred Policy Acquisition Costs

Deferred policy acquisition costs activity
	Accident and health insurance long-duration contracts			Accident and health insurance short-duration contracts	Property and casualty	Total
($ in millions)	Accident and health	Traditional life	Interest-sensitive life
Year ended December 31, 2023
Beginning balance	$322	$79	$101	$26	$4,914	$5,442
Acquisition costs deferred	100	33	16	13	7,614	7,776
Amortization charged to income	(73)	(21)	(14)	(10)	(7,128)	(7,246)
Experience adjustment	(28)	(1)	(3)	—	—	(32)
Ending balance	$321	$90	$100	$29	$5,400	$5,940

Year ended December 31, 2022
Beginning balance	$339	$47	$90	$17	$4,245	$4,738
Acquisition costs deferred	88	40	27	16	7,167	7,338
Amortization charged to income	(77)	(7)	(15)	(7)	(6,498)	(6,604)
Experience adjustment	(28)	(1)	(1)	—	—	(30)
Ending balance	$322	$79	$101	$26	$4,914	$5,442

Year ended December 31, 2021
Beginning balance	$333	$32	$97	$10	$3,304	$3,776
Acquisitions (1)	3	—	—	—	321	324
Acquisition costs deferred	93	26	14	13	6,728	6,874
Amortization charged to income	(64)	(10)	(17)	(6)	(6,108)	(6,205)
Experience adjustment	(26)	(1)	(4)	—	—	(31)
Ending balance	$339	$47	$90	$17	$4,245	$4,738
(1)Represents value of business acquired from National General and SafeAuto.
164 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Note 13	Capital Structure

Total debt outstanding
	As of December 31,
($ in millions)	2023	2022
Floating Rate Senior Notes, due 2023 (1)	$—	$250
3.150% Senior Notes, due 2023 (2)	—	500
6.750% Senior Notes due 2024 (2) (4)	350	350
0.750% Senior Notes, due 2025 (2)	600	600
3.280% Senior Notes, due 2026 (2)	550	550
Due in one year through five years	1,500	2,250
1.450% Senior Notes, due 2030 (2)	600	600
6.125% Senior Notes, due 2032 (2)	159	159
5.250% Senior Notes due 2033 (2)	750	—
5.350% Senior Notes due 2033 (2)	323	323
Due after five years through ten years	1,832	1,082
5.550% Senior Notes due 2035 (2)	546	546
5.950% Senior Notes, due 2036 (2)	386	386
6.900% Senior Debentures, due 2038	165	165
5.200% Senior Notes, due 2042 (2)	62	62
4.500% Senior Notes, due 2043 (2)	500	500
4.200% Senior Notes, due 2046 (2)	700	700
3.850% Senior Notes, due 2049 (2)	500	500
Floating Rate Subordinated Debentures, due 2053 (3)	500	500
Floating Rate Subordinated Debentures, due 2053 (3)	800	800
6.500% Junior Subordinated Debentures, due 2067	500	500
Due after ten years	4,659	4,659

Long-term debt total principal	7,991	7,991
Fair value adjustments (4)	7	26
Debt issuance costs	(56)	(53)
Total long-term debt	7,942	7,964
Short-term debt (5)	—	—
Total debt	$7,942	$7,964
(1)2023 Floating Rate Senior Notes were not redeemable prior to the applicable maturity dates and bear interest at a floating rate equal to three-month LIBOR, reset quarterly on each interest reset date, plus 0.63% per year.
(2)Senior Notes are subject to redemption at the Company’s option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.
(3)2053 Subordinated Debentures became floating rate in 2023.
(4)Debt acquired as part of the National General acquisition completed on January 4, 2021.
(5)The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt.
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
LIBOR-linked debt The administrator of LIBOR ceased the publication of the U.S. dollar (“USD”) LIBOR settings on June 30, 2023. LIBOR was used as a
The Allstate Corporation 165

2023 Form 10-K Notes to Consolidated Financial Statements
benchmark or reference rate for Subordinated Debentures that the Company has issued.
Subordinated Debentures The Subordinated Debentures allow for the use of an alternative methodology to determine the interest rate if LIBOR is no longer available. The Federal Reserve Board adopted a final rule that implemented the Adjustable Interest Rate (LIBOR) Act on December 16, 2022. This guidance impacts the alternative rate methodology utilized by the Subordinated Debentures.
Both Subordinated Debentures replaced the three-month LIBOR with the CME Term SOFR Reference Rate published for a three-month tenor plus a spread adjustment of 0.26161% effective for interest paid under the terms of each of the Subordinated Debentures after June 30, 2023, as shown in the table below.

Interest rates for LIBOR-linked debt
($ in millions)	5.100% Subordinated Debentures, due 2053	5.750% Subordinated Debentures, due 2053
Debt outstanding	$500	$800
Dividend accrual date (1)	July 15, 2023	August 15, 2023
Rate following commencement date	3-month SOFR + 3.165% + 0.26161%	3-month SOFR + 2.938% + 0.26161%
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
Junior Subordinated Debentures As of December 31, 2023, the Company had outstanding $500 million of Series A 6.500% Fixed-to-Floating Rate Junior Subordinated Debentures (“Junior Subordinated Debentures”). The scheduled maturity date for the Debentures is May 15, 2057 with a final maturity date of May 15, 2067. The Junior Subordinated Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.
Interest on the Junior Subordinated Debentures is payable semi-annually at the stated fixed annual rate to May 15, 2037, and then payable quarterly at an annual rate equal to the three-month LIBOR plus 2.120%. The LIBOR Act guidance impacted the alternative rate methodology utilized by the Debentures. The Junior Subordinated Debentures replaced the three-month LIBOR with the CME Term SOFR Reference Rate published for a three-month tenor plus a spread adjustment of 0.26161%. The Company may elect at one or more times to defer payment of interest on the Junior Subordinated Debentures for one or more consecutive interest periods that do not exceed 10 years. Interest compounds during such deferral periods at the rate in effect for each period. The interest deferral feature obligates the Company in certain circumstances to issue common stock or certain other types of securities if it cannot otherwise raise sufficient funds to make the required interest payments. The Company has reserved 75 million shares of its authorized and unissued common stock to satisfy this obligation.
The terms of the Subordinated Debentures and Junior Subordinated Debentures prohibit the Company from declaring or paying any dividends or distributions on common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on common stock or preferred stock if the Company has elected to defer interest payments on the Subordinated Debentures or Junior Subordinated Debentures, respectively, subject to certain limited exceptions.
In connection with the issuance of the Junior Subordinated Debentures, the Company entered into a replacement capital covenant (“RCC”). This covenant was not intended for the benefit of the holders of the Junior Subordinated Debentures and could not be enforced by them. Rather, it was for the benefit of holders of one or more other designated series of the Company’s indebtedness (“covered debt”), currently the $800 million Floating Rate Subordinated Debentures due in 2053. Pursuant to the RCC, the Company has agreed that it will not repay, redeem, or purchase the Junior Subordinated Debentures on or before May 15, 2067 (or such earlier date on which the RCC terminates by its terms) unless, subject to certain limitations, the Company has received net cash proceeds in specified amounts from the sale of common stock or certain other qualifying securities.
166 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
The promises and covenants contained in the RCC will not apply if (i) S&P upgrades the Company’s issuer credit rating to A or above, (ii) the Company redeems the Junior Subordinated Debentures due to a tax event, (iii) after notice of redemption has been given by the Company and a market disruption event occurs preventing the Company from raising proceeds in accordance with the RCC, or (iv) the Company repurchases or redeems up to 10% of the outstanding principal of the Junior Subordinated Debentures in any one-year period, provided that no more than 25% will be so repurchased, redeemed or purchased in any ten-year period.
The RCC terminates in 2067. The RCC will terminate prior to its scheduled termination date if (i) the Junior Subordinated Debentures are no longer outstanding and the Company has fulfilled its obligations under the RCC or it is no longer applicable, (ii) the holders of a majority of the then-outstanding principal amount of the then-effective series of covered debt consent to agree to the termination of the RCC, (iii) the Company does not have any series of outstanding debt that is eligible to be treated as covered debt under the RCC, (iv) the Junior Subordinated Debentures are accelerated as a result of an event of default, (v) certain rating agency or change in control events occur, (vi) S&P, or any successor thereto, no longer assigns a solicited rating on senior debt issued or guaranteed by the Company, or (vii) the termination of the RCC would have no effect on the equity credit provided by S&P with respect to the Junior Subordinated Debentures. An event of default, as defined by the supplemental indenture, includes default in the payment of interest or principal and bankruptcy proceedings.
Other capital resources To manage short-term liquidity, the Company maintains a commercial paper program and a credit facility as a potential source of funds. In November, 2020, the Company entered into a new unsecured revolving credit facility agreement with a borrowing limit of $750 million. In November 2022, the maturity date was extended to November 2027 and the USD benchmark rate was amended from LIBOR to SOFR. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company’s senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2023 or 2022. The Company had no commercial paper outstanding as of December 31, 2023 or 2022.
The Company paid $355 million, $323 million and $321 million of interest on debt in 2023, 2022 and 2021, respectively.
The Company had $209 million and $371 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2023 and 2022, respectively.
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
Common stock The Company had 900 million shares of issued common stock of which 262 million shares were outstanding and 638 million shares were held in treasury as of December 31, 2023. In 2023, the Company acquired 3 million shares at an average cost of $118.18 and reissued 2 million net shares under equity incentive plans.
Preferred stock All outstanding preferred stock represents noncumulative perpetual preferred stock with a $1.00 par value per share and a liquidation preference of $25,000 per share.
Redemption of preferred stock On April 17, 2023, the Company redeemed all 23,000 shares of Fixed Rate Noncumulative Preferred Stock, Series G, par value $1.00 per share and liquidation preference amount of $25,000 per share, and the corresponding depositary shares for a total redemption payment of $575 million. The Company recognized $18 million of original issuance costs in preferred stock dividends on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Equity.
Issuance of preferred stock On May 18, 2023, the Company issued 24,000 shares of Fixed Rate Noncumulative Preferred Stock, Series J, par value $1.00 per share and liquidation preference amount of $25,000 per share, and the corresponding depositary shares for gross proceeds of $600 million.

The Allstate Corporation 167

2023 Form 10-K Notes to Consolidated Financial Statements

Total preferred stock outstanding
	As of December 31,		Aggregate liquidation preference ($ in millions)			Dividend per depository share (1)			Aggregate dividend payment ($ in millions)
	2023	2022	2023	2022	Dividend rate	2023	2022	2021	2023		2022	2021
Series G (2)	—	23,000	$—	$575.0	5.625%	$0.70	$1.41	$1.41	$16	(3)	$32	$32
Series H	46,000	46,000	1,150.0	1,150.0	5.100%	1.28	1.28	1.28	59		59	59
Series I	12,000	12,000	300.0	300.0	4.750%	1.19	1.19	1.19	14		14	14
Series J	24,000	—	600.0	—	7.375%	0.75	—	—	18		—	—
National General Series (4)									—		—	9
Total	82,000	81,000	$2,050	$2,025					$107		$105	$114
(1)Each depository share represents a 1/1,000th interest in a share of preferred stock.
(2)On April 17, 2023, the Company redeemed all outstanding shares of Preferred Stock Series G.
(3)Excludes $18 million related to original issuance costs in preferred stock dividends on the Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Equity as a result of the preferred stock redemptions.
(4)On February 2, 2021 and July 15, 2021, the Company redeemed all outstanding shares of National General Series A, B and D, and National General Preferred Stock Series C, respectively.
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
The preferred stock is perpetual and has no maturity date. The preferred stock is redeemable at the Company’s option in whole or in part, on or after October 15, 2024 for Series H, January 15, 2025 for Series I and July 15, 2028 for Series J at a redemption price of $25,000 per share, plus declared and unpaid dividends. Prior to October 15, 2024 for Series H, January 15, 2025 for Series I and July 15, 2028 for Series J, the preferred stock is redeemable at the Company’s option, in whole but not in part, within 90 days after the occurrence of certain regulatory capital events at a redemption price equal to $25,000 per share or within 90 days after the occurrence of a certain rating agency event at a redemption price equal to $25,500 per share, plus declared and unpaid dividends for Series H, I and J, respectively.
168 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Note 14	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges and totaled $169 million, $51 million and $170 million in 2023, 2022 and 2021, respectively.
Restructuring expenses in 2023 primarily relate to implementing actions to streamline the organization and outsource operations, and real estate costs related to facilities being vacated. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Organizational transformation
($ in millions)
Expected program charges	$95
2023 expenses	(91)
Remaining program charges	$4
These charges are primarily recorded in the Allstate Protection segment. The actions related to the organizational transformation component of the Transformative Growth plan are substantially complete as of December 31, 2023.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2022	$27	$7	$34
Expense incurred	104	71	175
Adjustments to liability	—	(6)	(6)
Payments and non-cash charges	(91)	(71)	(162)
Restructuring liability as of December 31, 2023	$40	$1	$41
As of December 31, 2023, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $103 million for employee costs and $76 million for exit costs.

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
The Allstate Corporation 169

2023 Form 10-K Notes to Consolidated Financial Statements
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
As of October 31, 2023, the CEA’s capital balance was approximately $6.00 billion. Should losses arising from an earthquake cause a deficit in the CEA, an additional $2.10 billion would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $9.30 billion reinsurance layer, $1.00 billion from policy surcharge, and finally, if needed, assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.70 billion, if the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA’s capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA’s projected aggregate claim paying capacity is $20.10 billion as of October 31, 2023 and if an event were to result in claims greater than its capacity, affected policyholders may be paid a prorated portion of their covered losses, paid on an installment basis, or no payments may be made if the claim paying capacity of the CEA is insufficient.
All future assessments on participating CEA insurers are based on their CEA insurance market share as of December 31 of the preceding year. As of December 31, 2023, the Company’s market share was 8.5%. The Company’s market share will increase 0.3% with the addition of National General as a participating CEA insurer in 2023. At the current level, the Company’s maximum possible CEA assessment was $141 million during 2023. These amounts are re-evaluated by the board of directors of the CEA on an annual basis. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company’s exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.
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
North Carolina Joint Underwriters Association The North Carolina Joint Underwriters Association (“NCJUA”) was created to provide property insurance for properties, other than the state’s beach and coastal areas, that insurers are not otherwise willing to insure. All insurers licensed to write property insurance in North Carolina are members of the NCJUA. Premiums, losses and expenses of the NCJUA are shared by the member companies in proportion to their respective North Carolina property insurance writings. Member companies participate in plan deficits or surpluses based on their participation ratios, which are determined annually. The Company had a $7 million receivable from the NCJUA at December 31, 2023 representing its participation in the NCJUA’s surplus of $10 million for all open years.
North Carolina Insurance Underwriting Association The North Carolina Insurance Underwriting Association (“NCIUA”) provides property insurance, including windstorm and hail coverage, for properties located in the state’s beach and coastal areas that insurers are not otherwise willing to insure. All insurers licensed to write residential and commercial property insurance in North Carolina are members of the NCIUA. Members are assessed in proportion to their North Carolina residential and commercial property insurance writings, which is determined annually and varies by coverage, for plan deficits. As of December 31, 2023,
170 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
the NCIUA had a surplus of $1.03 billion. No member company is entitled to the distribution of any portion of the NCIUA’s surplus. The Company does not recognize any interest related to this surplus. Legislation in 2009 capped insurers’ assessments for losses incurred in any calendar year at $1.00 billion. Subsequent to an industry assessment of $1.00 billion, if the plan continues to require funding, it may authorize insurers to assess a 10% catastrophe recovery charge on each property insurance policy statewide to be remitted to the plan.
Other programs The Company is also subject to assessments by the NCRF and the FHCF, which are described in Note 11.
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. Since most states allow a credit against premium or other state related taxes for assessments, an asset is recorded based on paid and accrued assessments for the amount the Company expects to recover on the respective state’s tax return and is realized over the period allowed by each state. As of December 31, 2023 and 2022, the liability balance included in other liabilities and accrued expenses was $23 million and $29 million, respectively. The related premium tax offsets included in other assets were $5 million and $6 million as of December 31, 2023 and 2022, respectively.
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
The aggregate liability balance related to all guarantees was not material as of December 31, 2023.
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
The Allstate Corporation 171

2023 Form 10-K Notes to Consolidated Financial Statements
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
172 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $56 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. There is a pending lawsuit, Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla. filed January 2019; appeal pending, Eleventh Circuit Court of Appeals), where the federal district court denied class certification and plaintiff’s request to file a renewed motion for class certification. In Revival, on June 2, 2022, the Eleventh Circuit certified to the Florida Supreme Court Allstate’s appeal of the federal district court’s interpretation of the state personal injury protection statute. The Eleventh Circuit is holding determination on plaintiff’s class certification appeal pending the outcome of the Florida Supreme Court certification. The oral argument before the Florida Supreme Court was on March 8, 2023. The Company is also defending litigation involving individual plaintiffs.
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
The Company is defending putative class actions pending in multiple states alleging that the Company underpays total loss vehicle physical damage claims on auto policies. The alleged systematic underpayments result from the following theories: (a) the third-party valuation tool used by the Company as part of a comprehensive adjustment process is allegedly flawed, biased, or contrary to applicable law; and/or (b) the Company allegedly does not pay sales tax, title fees, registration fees, and/or other specified fees that are allegedly mandatory under policy language or state legal authority.
The Company is currently defending the following lawsuits: Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D.N.Y. filed December 2018); Durgin v. Allstate Property and Casualty Insurance Company (W.D. La. filed June 2019); Golla v. Allstate Insurance Company (N.D. Ohio filed June 2023); Bibbs v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (N.D. Ohio filed August 2023); Hail v. Allstate Property and Casualty Insurance Company (State Court of Habersham Co., Ga. filed December 2023); and Katz v. Esurance Property and Casualty Insurance Company and National General Insurance Company (E.D.N.Y. filed February 2024). No classes have been certified in any of these matters.
Settlements in principle have been reached in the following cases: Bass v. Imperial Fire and Casualty Insurance Company (W.D. La. filed February 2022); and
The Allstate Corporation 173

2023 Form 10-K Notes to Consolidated Financial Statements
Cummings v. Allstate Property and Casualty Insurance Company (M.D. La. filed April 2022).
The Company is defending putative class actions in Arizona federal court that are alleging underpayment of uninsured/underinsured motorist claims. The lawsuits are Dorazio v. Allstate Fire and Casualty Insurance Company (D. Ariz. filed December 2022) and Loughran v. MIC General Insurance Corporation (D. Ariz. filed December 2022). The plaintiffs allege that uninsured/underinsured motorist coverages must be stacked where the defendants allegedly did not include specified policy language and did not provide specified notice to policyholders. No classes have been certified in these matters. In July 2023, the Arizona Supreme Court issued a ruling in Franklin v. CSAA General Insurance, a matter involving another insurer. The Franklin decision held, under the factual circumstances of that case, that stacking of uninsured/underinsured motorist coverages was required because the insurer did not include specified policy language and did not issue specified notice.
The Company is currently defending its insureds against plaintiffs’ bodily injury lawsuit stemming from a 2018 automobile accident, Equihua v. Chausse and Nash (Superior Court of Los Angeles Co., Cal. filed Jan. 2019). On August 18, 2021, a jury returned a verdict against the insureds. The Company then moved to intervene in the lawsuit on September 9, 2021 and together with the insureds, sought to vacate the judgment and to obtain a new trial. On November 2, 2021, the trial court denied the post-trial motions to vacate the judgment and for a new trial and the Company’s motion to intervene. The Company and the insureds subsequently filed an appeal with the California Court of Appeal, Second District, which affirmed judgment in favor of plaintiffs on November 6, 2023. On December 18, 2023, the insureds filed a petition for review with the California Supreme Court. On February 14, 2024, the California Supreme Court entered an order denying the petition for review.
Other proceedings The Company has pending an investigatory hearing before the California Insurance Commissioner concerning the private passenger automobile insurance rating practices of Allstate Insurance Company and Allstate Indemnity Company in California. The investigatory hearing is captioned In the Matter of the Rating Practices of Allstate Insurance Company and Allstate Indemnity Company. Pursuant to the Notice of Hearing issued by the California Insurance Commissioner, the California Insurance Commissioner is investigating: (1) whether Allstate has potentially violated California insurance law by using illegal price optimization; (2) how Allstate implemented any such potentially illegal price optimization in its private passenger auto insurance rates and/or class plans; and (3) how such potentially illegal price optimization impacted Allstate’s private passenger auto insurance policyholders. Fact discovery was completed in the investigatory hearing. Allstate and the California Department of Insurance have reached an agreement in principle to resolve the investigatory hearing. The May 22, 2023 hearing was continued. A new hearing date has not been set.
In re The Allstate Corp. Securities Litigation is a certified class action filed on November 11, 2016, in the United States District Court for the Northern District of Illinois against the Company and two of its officers asserting claims under the federal securities laws. Plaintiffs allege that they purchased Allstate common stock during the class period and suffered damages as the result of the conduct alleged. Plaintiffs seek an unspecified amount of damages, costs, attorney’s fees, and other relief as the court deems appropriate. Plaintiffs allege that the Company and certain senior officers made allegedly material misstatements or omissions concerning claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015.
Plaintiffs further allege that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president are the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification. The court allowed the lead plaintiffs to amend their complaint to add the City of Providence Employee Retirement System as a proposed class representative and on September 12, 2018, the amended complaint was filed. A class was certified on March 26, 2019, vacated by the U.S. Court of Appeals for the Seventh Circuit on July 16, 2020 and remanded for further consideration by the district court. On December 21, 2020, the district court again granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. Defendants’ petition for permission to appeal this ruling was denied on January 28, 2021. Following the close of discovery, defendants moved for summary judgment on March 23, 2022. On July 26, 2022, the court entered its order granting summary judgment in part (as to plaintiffs’ claims relating to certain statements made in October 2014) and denying it as to the remainder of plaintiffs’ claims. On January 10, 2023, the parties filed a joint pre-trial order. A pre-trial conference did not occur. Subsequently, on June 28, 2023, the parties reached an agreement in principle to settle the action, without any admission of liability or wrongdoing. On September 26, 2023, an order was entered by the district court granting preliminary approval of the class settlement. On December 19, 2023, the district court granted final approval of the class settlement. No appeal was filed.
The Company is continuing to defend two putative class actions in California federal court, Holland Hewitt v. Allstate Life Insurance Company (E.D. Cal. filed May 2020) and Farley v. Lincoln Benefit Life Company (E.D. Cal. filed Dec. 2020), following the sale of ALIC. On April 19, 2023, the district court certified a class in Farley. LBL is appealing the district court’s order in the Ninth Circuit Court of Appeals. There has been no ruling on
174 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
plaintiff’s motion for class certification in Hewitt. In these cases, plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. Similar litigation is pending against other insurance carriers. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the statutes’ effective date. The Company asserts various defenses to plaintiffs’ claims and to class certification.

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
Inflation Reduction Act of 2022 The Inflation Reduction Act of 2022 (“Act”), which contains several tax-related provisions, was signed into law on August 16, 2022. The Act created a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and an excise tax of 1% on stock repurchases by publicly traded U.S. corporations, both effective after December 31, 2022. The excise tax on common stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders' equity.
In addition, under the CAMT rules, the Company has determined that it is considered an “Applicable Corporation” which requires computation of federal income tax liability under two tax systems, the U.S. regular corporate tax and the CAMT. Although the CAMT may apply in any given year where the CAMT liability exceeds the regular tax liability, the CAMT would generate a non-expiring tax credit carryforward which would be accounted for as a deferred tax asset. The CAMT credit can be used to reduce regular tax in future years when the regular tax liability is greater than the CAMT liability.
The impact of a change in tax law is required to be recognized in the period of enactment. As such in assessing the realizability of our deferred tax assets, including determination of valuation allowance, the Company has made an accounting policy election to evaluate the realizability of deferred tax assets excluding the impact of the CAMT.
15% Global Minimum Tax The Organization for Economic Cooperation and Development (“OECD”) secured agreement from nearly 140 countries to address how corporate profits are taxed for multinational enterprises (“MNEs”). OECD has released Pillar Two Model Rules, a 15% minimum effective tax rate (also known as the Global Anti-Base Erosion “GloBE” Rules), designed to ensure that large MNEs pay a minimum level of tax on the income arising in each jurisdiction where they operate and mandates sharing of certain company information with taxing authorities on a local and global basis.
Certain jurisdictions have enacted, and others have proposed, legislation to implement certain provisions of Pillar Two for fiscal years beginning on or after December 31, 2023. The Company is continuing to monitor the implications resulting from the potential enactment of Pillar Two rules in the jurisdictions where it operates.
Regulatory tax examinations On January 4, 2021 and October 1, 2021, the Company acquired National General and SafeAuto, respectively. For tax years prior to the acquisition, National General is under a separate audit by the Internal Revenue Service (“IRS”). The IRS has completed its exam of Allstate’s tax years prior to 2017 and National General tax years prior to 2015. Currently, the Company is under exam for the 2017 and 2018 tax years and National General is under exam for the 2015 through 2019 tax years. The Company believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from IRS examinations or any other tax authorities related to all open tax years.
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
The Allstate Corporation 175

2023 Form 10-K Notes to Consolidated Financial Statements

Reconciliation of the change in the amount of unrecognized tax benefits
	For the years ended December 31,
($ in millions)	2023	2022	2021
Balance – beginning of year	$17	$17	$12
Acquisitions	—	—	5
Increase for tax positions taken in a prior year	23	—	—
Increase for tax positions taken in the current year	5	—	—
Balance – end of year	$45	$17	$17
The Company believes that it is reasonably possible that a portion of the unrecognized tax benefits could decrease within the next twelve months as a result of the lapse of the applicable statute of limitations, which is not expected to be material to the financial statements.
The Company recognizes interest expense related to uncertain tax benefits in income tax (benefit)
expense and penalties in operating costs and expenses. For the years ended December 31, 2023, 2022, and 2021, interest expense related to unrecognized tax benefits of $7 million, $3 million, and zero was recorded, respectively. The total accrued interest expense and penalties as of December 31, 2023 and 2022 were $24 million and $17 million, respectively.

Components of the deferred income tax assets and liabilities
	As of December 31,
($ in millions)	2023	2022
Deferred tax assets
Unearned premium reserves	$897	$815
Discount on loss reserves	269	228
Net operating loss carryover	258	97
Research & development capitalization	228	219
Unrealized net capital losses	174	609
Accrued compensation	121	128
General business credits carryover	110	—
Pension	26	10
Other postretirement benefits	13	15
Other	110	95
Total deferred tax assets before valuation allowance	2,206	2,216
Valuation allowance	(69)	(34)
Total deferred tax assets after valuation allowance	2,137	2,182
Deferred tax liabilities
DAC	(1,075)	(1,018)
Investments	(455)	(431)
Intangible assets	(99)	(147)
Other	(289)	(204)
Total deferred tax liabilities	(1,918)	(1,800)
Net deferred tax assets	$219	$382
As of December 31, 2023, the Company has U.S. federal, state and foreign net operating loss (“NOL”) and general business credit carryforwards. In assessing the realizability of gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the gross deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, as well as limitations on use in future periods. Accordingly, management believes that it is more likely than not that the benefit from certain NOL carryforwards will not be fully realized. The Company has a valuation allowance of $69 million on the deferred tax assets related to these NOL carryforwards.

176 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
The following table sets forth the amounts and expiration dates of federal, foreign, state net operating loss carryforwards and tax credit carryforwards.

Components of the net operating loss carryforwards as of December 31, 2023
($ in millions)	20-Year Carryforward Expires in 2025-2043	Indefinite	20-Year Carryforward Expires in 2043	Various
U.S. Federal NOL	$255	$12	$—	$—
Foreign NOL	—	398	—	—
State NOL (1)	—	—	—	134
U.S. Federal general business credits	—	—	110	—
(1)Multiple state net operating loss carryforwards expiring in various periods, beginning in 2029.

Components of income tax expense
	For the years ended December 31,
($ in millions)	2023	2022	2021
Current	$114	$(35)	$841
Deferred	(249)	(453)	451
Total income tax (benefit) expense	$(135)	$(488)	$1,292
The Company received an income tax refund of $45 million in 2023, and paid income taxes of $95 million and $1.05 billion in 2022 and 2021, respectively.
The Company had current income tax receivable of $663 million and $677 million as of December 31, 2023 and 2022, respectively.

Reconciliation of the statutory federal income tax rate to the effective income tax rate
	For the years ended December 31,
($ in millions)	2023		2022		2021
(Loss) income before income taxes	$(348)		$(1,830)		$6,466

Statutory federal income tax rate on income from operations	(73)	21.0%	(384)	21.0%	1,357	21.0%
Tax credits	(47)	13.5	(55)	3.0	(42)	(0.6)
Tax-exempt income	(23)	6.6	(17)	0.9	(18)	(0.3)
U.S. shareholder’s tax (benefit) expense	(17)	4.9	13	(0.7)	4	0.1
Share-based payments	(14)	4.0	(22)	1.2	(18)	(0.3)
State income taxes	(7)	2.0	—	—	13	0.2
Dividend received deduction	(4)	1.1	(7)	0.4	(5)	(0.1)
Uncertain tax positions	33	(9.5)	2	(0.1)	—	—
Change in valuation allowance	6	(1.7)	10	(0.6)	(3)	(0.1)
Other	11	(3.1)	(28)	1.6	4	0.1
Effective income tax rate on income from operations	$(135)	38.8%	$(488)	26.7%	$1,292	20.0%

Note 17	Statutory Financial Information and Dividend Limitations
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
The Allstate Corporation 177

2023 Form 10-K Notes to Consolidated Financial Statements

Statutory net income (loss) and capital and surplus of Allstate’s domestic insurance subsidiaries
	Net income (loss)			Capital and surplus
($ in millions)	2023	2022	2021	2023	2022
Amounts by major business type:
Property and casualty insurance	$(487)	$(1,653)	$5,975	$14,250	$14,997
Life, accident and health insurance	61	70	96	310	279
Life and annuity business sold	—	—	1,642	—	—
Amount per statutory accounting practices	$(426)	$(1,583)	$7,713	$14,560	$15,276
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
The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. There were no dividends paid by AIC in 2023. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2024 is $1.20 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30-day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $7.15 billion as of December 31, 2023, and cannot result in capital and surplus being less than the minimum amount required by law.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to notify and file a RBC remediation plan to the domiciliary regulator and provide a copy of the remediation plan to state insurance regulators in which the insurer is authorized to do business. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of AIC were $11.99 billion and $3.07 billion, respectively, as of December 31, 2023. Most of the Corporation’s insurance subsidiaries are subsidiaries of or reinsure all of their business to AIC. AIC’s subsidiaries are included as a component of AIC’s total statutory capital and surplus.
The amount of restricted net assets, as represented by the Corporation’s investment in its insurance subsidiaries, was $21.18 billion as of December 31, 2023.
Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

Note 18	Benefit Plans
Pension and other postretirement plans
Defined benefit pension plans cover most U.S. employees. Benefits under the U.S. pension plans are based upon the employee’s length of service, eligible annual compensation and, prior to January 1, 2014, either a cash balance or final average pay formula. A cash balance formula applies to all eligible employees hired after August 1, 2002. Eligible employees hired before August 1, 2002 chose between the cash balance formula and the final average pay formula. In July 2013, the Company amended its primary plans effective January 1, 2014 to introduce a new cash balance formula to replace the previous formulas (including the final average pay formula and the previous cash balance formula) under which eligible employees accrue benefits.
The Company also provides a medical coverage subsidy for eligible employees hired before January 1, 2003, including their eligible dependents, when they retire and certain life insurance benefits for eligible retirees (“postretirement benefits”). Effective January 1, 2021, the Company eliminated the medical coverage subsidy for employees who were not eligible to retire as of December 31, 2020.
Certain employees may become eligible for a medical subsidy if they retire in accordance with the terms of the applicable plans and are insured under the Company’s group plans or other approved plans in accordance with the plan’s participation requirements. The Company shares the cost of retiree medical benefits with non Medicare-eligible retirees based on years of service, with the Company’s share being
178 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
subject to a 5% limit on future annual medical cost inflation after retirement. For Medicare-eligible retirees, the Company provides a fixed Company contribution based on years of service and other factors, which is not subject to adjustments for inflation.
In July 2013, the Company amended the plan to eliminate the life insurance benefits effective January 1, 2014 for current eligible employees and effective January 1, 2016 for eligible retirees who retired after 1989. Subject to a court order, the Company paid life insurance premiums for certain retiree plaintiffs until their lawsuit seeking to keep their life insurance benefits intact was resolved. In September 2020, the court entered summary judgment in favor of the Company and dismissed the action, releasing the Company from the order requiring the continued payment of premiums for certain retirees. In December 2021, the Court of Appeals affirmed summary judgment in favor of the Company. In October 2022, the U.S. Supreme Court denied the plaintiffs' petition for appeal. On December 13, 2022, the trial court denied the plaintiffs' motions to vacate the summary judgment decision and seek further discovery. On December 15, 2023, the 11th Circuit Court of Appeals affirmed the trial court’s denial of plaintiffs’ motion to vacate. This decision is subject to any appeals.
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

Change in projected benefit obligation, plan assets and funded status
	As of December 31,
	Pension benefits		Postretirement benefits
($ in millions)	2023	2022	2023	2022
Change in projected benefit obligation
Benefit obligation, beginning of year	$4,511	$6,500	$203	$284
Service cost	132	101	1	1
Interest cost	239	219	10	10
Participant contributions	—	—	16	16
Remeasurement of projected benefit obligation (gains) losses	125	(1,382)	(4)	(62)
Benefits paid	(379)	(894)	(42)	(42)
Translation adjustment and other	(44)	(33)	1	(4)
Benefit obligation, end of year	$4,584	$4,511	$185	$203

Change in plan assets
Fair value of plan assets, beginning of year	$4,430	$6,525
Actual return on plan assets	418	(1,189)
Employer contribution	14	24
Benefits paid	(379)	(894)
Translation adjustment and other	(43)	(36)
Fair value of plan assets, end of year	$4,440	$4,430

Funded status (1)	$(144)	$(81)	$(185)	$(203)

Amounts recognized in AOCI
Unamortized pension and other postretirement prior service credit	$—	$—	$(18)	$(39)
(1)The funded status is recorded within other assets or other liabilities and accrued expenses on the Consolidated Statements of Financial Position.
The Allstate Corporation 179

2023 Form 10-K Notes to Consolidated Financial Statements

Changes in items not yet recognized as a component of net cost for pension and other postretirement plans
($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net cost – December 31, 2022	$—	$(39)
Prior service credit amortized to net cost	—	21
Translation adjustment and other	—	—
Items not yet recognized as a component of net cost – December 31, 2023	$—	$(18)
The prior service credit is recognized as a component of net cost for pension and other postretirement plans amortized over the average remaining service period of active employees expected to receive benefits.
The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $4.48 billion and $4.42 billion as of December 31, 2023 and 2022, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.
The PBO, ABO and fair value of plan assets for the Company’s pension plans with an ABO in excess of plan assets were $4.27 billion, $4.18 billion and $4.09 billion, respectively, as of December 31, 2023 and $84 million, $83 million and zero, respectively, as of December 31, 2022. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $78 million and $84 million for 2023 and 2022, respectively.

Components of net cost (benefit) for pension and other postretirement plans
	For the years ended December 31,
	Pension benefits			Postretirement benefits			Total pension and postretirement benefits
($ in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$132	$101	$103	$1	$1	$1	$133	$102	$104
Interest cost	239	219	191	10	10	8	249	229	199
Expected return on plan assets	(306)	(371)	(445)	—	—	—	(306)	(371)	(445)
Amortization of prior service credit	—	(27)	(50)	(21)	(25)	(25)	(21)	(52)	(75)
Costs and expenses	65	(78)	(201)	(10)	(14)	(16)	55	(92)	(217)
Remeasurement of projected benefit obligation	125	(1,382)	(309)	(4)	(62)	(16)	121	(1,444)	(325)
Remeasurement of plan assets	(112)	1,560	(319)	—	—	—	(112)	1,560	(319)
Remeasurement (gains) losses	13	178	(628)	(4)	(62)	(16)	9	116	(644)
Total net (benefit) cost	$78	$100	$(829)	$(14)	$(76)	$(32)	$64	$24	$(861)
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

Weighted average assumptions used to determine net pension cost and net postretirement benefit cost
	For the years ended December 31,
	Pension benefits			Postretirement benefits
	2023	2022	2021	2023	2022	2021
Discount rate	5.65%	4.27%	2.84%	5.66%	4.24%	2.75%
Expected long-term rate of return on plan assets	7.35	7.06	7.06	n/a	n/a	n/a
Cash balance interest credit rate	4.05	2.74	2.04	n/a	n/a	n/a
180 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Weighted average assumptions used to determine benefit obligations
	As of December 31,
	Pension benefits		Postretirement benefits
	2023	2022	2023	2022
Discount rate	5.35%	5.64%	5.28%	5.58%
Cash balance interest credit rate	4.03	3.97	n/a	n/a
The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 6.8% for 2024, gradually declining to 4.5% in 2035 and remaining at that level thereafter.
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

Weighted average target asset allocation and actual percentage of plan assets by asset category
	As of December 31, 2023
	Target asset allocation (1)	Actual percentage of plan assets
Pension plan’s asset category	2023	2023	2022
Equity securities	17 - 36%	26%	27%
Fixed income securities	38 - 54	48	49
Limited partnership interests	1 - 29	23	21
Short-term investments and other	NA	3	3
Total without securities lending (2)		100%	100%
(1)The target asset allocation considers risk-based exposure while the actual percentage of plan assets utilizes a financial reporting view excluding exposure provided through derivatives.
(2)Securities lending collateral reinvestment of $180 million and $297 million is excluded from the table above in 2023 and 2022, respectively.
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
Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. As of both December 31, 2023 and 2022, fixed income securities are lent out and cash collateral is invested in short-term investments.
The Allstate Corporation 181

2023 Form 10-K Notes to Consolidated Financial Statements

Fair values of pension plan assets as of December 31, 2023
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2023
Equity securities	$132	$28	$—	$160
Fixed income securities:
Government bonds (1)	323	1,007	—	1,330
Corporate bonds (2)	—	794	—	794
Short-term investments	154	144	—	298
Free-standing derivatives:
Assets	—	—	—	—
Liabilities	(1)	(8)	—	(9)
Other assets	1	—	—	1
Total plan assets at fair value	$609	$1,965	$—	2,574
% of total plan assets at fair value	23.7%	76.3%	—%	100.0%

Investments measured using the net asset value practical expedient				2,019
Securities lending obligation (3)				(179)
Derivatives counterparty and cash collateral netting				8
Other net plan assets (4)				18
Total reported plan assets				$4,440

Fair values of pension plan assets as of December 31, 2022
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2022
Equity securities	$120	$25	$—	$145
Fixed income securities:
Government bonds (1)	496	896	—	1,392
Corporate bonds (2)	—	757	—	757
Short-term investments	163	279	—	442
Free-standing derivatives:
Assets	—	1	—	1
Liabilities	(1)	(5)	—	(6)
Other assets	1	—	—	1
Total plan assets at fair value	$779	$1,953	$—	$2,732
% of total plan assets at fair value	28.5%	71.5%	—%	100.0%

Investments measured using the net asset value practical expedient				$1,975
Securities lending obligation (3)				(296)
Derivatives counterparty and cash collateral netting				2
Other net plan assets (4)				17
Total reported plan assets				$4,430
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
182 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 plan assets during December 31, 2023
Actual return on plan assets:
($ in millions)	Balance as of December 31, 2022	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2023
Equity securities	$—	$—	$—	$—	$—	$—
Total Level 3 plan assets	$—	$—	$—	$—	$—	$—

Rollforward of Level 3 plan assets during December 31, 2022
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2021	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2022
Equity securities	$2	$—	$—	$—	$(2)	$—
Total Level 3 plan assets	$2	$—	$—	$—	$(2)	$—

Rollforward of Level 3 plan assets during December 31, 2021
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2020	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2021
Equity securities	$—	$—	$—	$2	$—	$2
Fixed income securities:
Corporate	$2	$—	$—	$(2)	$—	$—
Total Level 3 plan assets	$2	$—	$—	$—	$—	$2
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company’s assumption for the expected long-term rate of return on plan assets is evaluated annually giving consideration to appropriate data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward-looking nature of this assumption, the actual returns in any one year do not immediately result in a change to the expected long-term rate of return on plan assets. In consideration of the targeted plan asset allocation, the Company evaluated expected returns using sources including historical average asset class returns from independent nationally recognized providers of this type of data blended together using the asset allocation policy weights for the Company’s pension plans; asset class return forecasts developed by employees with relevant expertise in such forecasts and who are independent from those charged with managing the pension plan assets; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. The above sources support the Company’s weighted average long-term rate of return on plan assets assumption of 7.35% used for 2023 and an estimate of 7.34% that will be used for 2024. As of the 2023 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 8.3% and 10.0%, respectively.
Cash flows There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plan for the year ended December 31, 2023.
The Company currently plans to contribute $19 million to its unfunded non-qualified plans and zero to both its primary and other qualified funded pension plans in 2024.
The Company contributed $26 million and $26 million to the postretirement benefit plans in 2023 and 2022, respectively. Contributions by participants were $16 million and $16 million in 2023 and 2022, respectively.
The Allstate Corporation 183

2023 Form 10-K Notes to Consolidated Financial Statements

Estimated future benefit payments expected to be paid in the next 10 years
	As of December 31, 2023
($ in millions)	Pension benefits	Postretirement benefits
2024	$495	$23
2025	487	23
2026	488	21
2027	477	20
2028	472	18
2029-2033	1,740	60
Total benefit payments	$4,159	$165
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
The Company’s contribution to the Allstate Plan was $124 million, $131 million and $110 million in 2023, 2022 and 2021, respectively.
Allstate’s Canadian, SquareTrade and InfoArmor subsidiaries sponsor defined contribution plans for their eligible employees. Expense for subsidiary sponsored defined contribution plans was $14 million, $9 million and $9 million in 2023, 2022 and 2021, respectively.

Note 19	Equity Incentive Plans
The Company currently has equity incentive plans under which it grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company.

Equity awards
($ in millions)	2023	2022	2021
Compensation expense	$73	$93	$120
Income tax benefits	12	16	18
Cash received from exercise of options	103	130	151
Tax benefit realized on options exercised and release of stock restrictions	31	44	37
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

Nonvested awards as of December 31, 2023
($ in millions)	Unrecognized compensation	Weighted average vesting period
Nonqualified stock options	$17	1.68
Restricted stock units	48	1.74
Performance stock awards	17	1.69
Total	$82
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
184 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements
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
Since 2001, a total of 110.8 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans’ terms. As of December 31, 2023, 12.3 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.
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

Option grant assumptions
	2023	2022	2021
Weighted average expected term	5.8 years	5.9 years	7.5 years
Expected volatility	20.0% - 31.6%	19.8% - 29.9%	16.5% - 28.8%
Weighted average volatility	24.9%	23.2%	23.0%
Expected dividends	2.4% - 3.3%	2.5% - 3.0%	2.0% - 3.0%
Weighted average expected dividends	2.6%	2.8%	3.1%
Risk-free rate	3.3% - 5.6%	0% - 4.8%	0% - 1.7%

Summary of option activity
	For the year ended December 31, 2023
	Number (in 000s)	Weighted average exercise price	Aggregate intrinsic value (in 000s)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2023	8,953	$95.72
Granted	910	136.63
Exercised	(1,499)	80.27
Forfeited	(170)	124.26
Expired	(67)	117.79
Outstanding as of December 31, 2023	8,127	102.37	$305,666	5.2
Outstanding, net of expected forfeitures	8,091	102.24	305,369	5.2
Outstanding, exercisable (“vested”)	6,146	95.05	276,112	4.3
The weighted average grant date fair value of options granted was $31.45, $21.16 and $15.61 during 2023, 2022 and 2021, respectively. The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $79 million, $107 million and $112 million during 2023, 2022 and 2021, respectively.

Changes in restricted stock units
	For the year ended December 31, 2023
	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2023	929	$110.75
Granted	417	132.65
Vested	(371)	117.28
Forfeited	(73)	124.84
Nonvested as of December 31, 2023	902	117.05
The fair value of restricted stock units is based on the market value of the Company’s stock as of the date of the
The Allstate Corporation 185

2023 Form 10-K Notes to Consolidated Financial Statements
grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $132.65, $123.98 and $108.99 during 2023, 2022 and 2021, respectively. The total fair value of restricted stock units vested was $49 million, $59 million and $35 million during 2023, 2022 and 2021, respectively.

Changes in performance stock awards
	For the year ended December 31, 2023
	Number (in 000s)	Weighted average grant date fair value
Nonvested as of January 1, 2023	796	$116.36
Granted	240	136.62
Adjustment for performance achievement	54	123.72
Vested	(309)	122.47
Forfeited	(47)	120.53
Nonvested as of December 31, 2023	734	120.68
The change in performance stock awards primarily comprises awards vested and granted in 2023.
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
For the year ended December 31, 2023, the 2023 performance stock awards with market-based condition assumes a risk-free rate of 1.7%, volatility of 24.8%, average peer volatility of 29.9% and an expected term of 2.9 years.
The weighted average grant date fair value of performance stock awards granted was $136.62, $123.08 and $107.14 during 2023, 2022 and 2021, respectively. The total fair value of performance stock awards vested was $41 million, $87 million and $70 million during 2023, 2022 and 2021, respectively.
The Company recognizes all tax effects related to share-based payments at settlement or expiration through the income statement.

Note 20	Supplemental Cash Flow Information
Non-cash investing activities include $64 million, $185 million and $51 million related to mergers and exchanges completed with equity and fixed income securities, bank loans, real estate and limited partnerships in 2023, 2022 and 2021, respectively. Non-cash investing activities include $15 million related to right-of-use real estate obtained in exchange for lease obligations and $123 million related to debt assumed by purchaser on sale of real estate for the year ended December 31, 2023.
Non-cash financing activities include $39 million, $65 million and $53 million related to the issuance of Allstate common shares for vested equity awards in 2023, 2022 and 2021, respectively.
Cash flows used in operating activities in the Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $130 million, $163 million and $181 million for the year ended December 31, 2023, 2022 and 2021, respectively. Non-cash operating activities include $30 million, $26 million and $98 million related to right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2023, 2022 and 2021, respectively.
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
186 www.allstate.com

2023 Form 10-K Notes to Consolidated Financial Statements

	For the years ended December 31,
($ in millions)	2023	2022	2021
Net change in proceeds managed
Net change in fixed income securities	$259	$(521)	$—
Net change in short-term investments	(139)	(49)	(539)
Operating cash flow provided (used)	120	(570)	(539)
Net change in cash	—	3	9
Net change in proceeds managed	$120	$(567)	$(530)

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of year	$(2,011)	$(1,444)	$(914)
Liabilities for collateral, end of year	(1,891)	(2,011)	(1,444)
Operating cash flow (used) provided	$(120)	$567	$530

Note 21	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
	For the years ended December 31,
	2023			2022			2021
($ in millions)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets (1)	$1,547	$(322)	$1,225	$(4,472)	$949	$(3,523)	$(2,840)	$601	$(2,239)
Less: reclassification adjustment of realized capital gains and losses	(539)	113	(426)	(848)	178	(670)	436	(92)	344
Unrealized net capital gains and losses	2,086	(435)	1,651	(3,624)	771	(2,853)	(3,276)	693	(2,583)
Unrealized foreign currency translation adjustments	85	(18)	67	(190)	40	(150)	(10)	2	(8)
Unamortized pension and other postretirement prior service credit (2)	(20)	4	(16)	(54)	11	(43)	(75)	16	(59)
Discount rate for reserve for future policy benefits	(13)	3	(10)	289	(61)	228	62	(13)	49
Other comprehensive income (loss)	$2,138	$(446)	$1,692	$(3,579)	$761	$(2,818)	$(3,299)	$698	$(2,601)
(1)2021 includes $2.4 billion of losses related to held for sale investments in connection with the sale of the life and annuity business.
(2)Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
The Allstate Corporation 187

2023 Form 10-K Notes to Consolidated Financial Statements

Note 22	Quarterly Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
($ in millions, except per share data)	2023	2022	2023	2022	2023	2022	2023	2022
Revenues	$13,786	$12,336	$13,979	$12,219	$14,497	$13,208	$14,832	$13,648
Net income (loss) applicable to common shareholders	(346)	634	(1,389)	(1,040)	(41)	(685)	1,460	(303)
Earnings per common share applicable to common shareholders - Basic	(1.31)	2.28	(5.29)	(3.80)	(0.16)	(2.55)	5.57	(1.15)
Earnings per common share applicable to common shareholders - Diluted (1)	(1.31)	2.25	(5.29)	(3.80)	(0.16)	(2.55)	5.52	(1.15)
(1)For periods presented with a net loss from continuing operations applicable to common shareholders, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.
Consolidated net income applicable to common shareholders was $1.46 billion in the fourth quarter of 2023 compared to net loss of $303 million in the fourth quarter of 2022, primarily due to improved underwriting results.
Effective January 1, 2023, the Company adopted the FASB guidance revising the accounting for certain long-duration insurance contracts using the modified retrospective approach to the transition date of January 1, 2021. See Note 2 for discussion of the guidance and further information regarding the impact of the adoption on the consolidated financial statements.

Impact of adoption for reserve for future policy benefits
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ in millions, except per share data)	2022	2022	2022	2022
Revenues	$(1)	$(1)	$—	$1
Net income (loss) applicable to common shareholders	4	2	9	7
Earnings per common share applicable to common shareholders - Basic	0.01	0.01	0.03	0.02
Earnings per common share applicable to common shareholders - Diluted	0.01	0.01	0.03	0.02
188 www.allstate.com

2023 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Allstate Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the measurement and disclosure of long-duration insurance contracts using the modified retrospective approach to the transition date of January 1, 2021 due to the adoption of Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts.
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
The Allstate Corporation 189

2023 Form 10-K

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
–Performing a retrospective review, including comparing prior year estimates of expected incurred losses to actual experience during the current year to identify potential bias in the determination of the reserve for property and casualty insurance claims and claims expense.
•With the assistance of our actuarial specialists, we developed independent estimates for the reserve for property and casualty insurance claims and claims expense, particularly those with payout requirements over a longer period of time, utilizing loss data and industry claim development factors, and compared our estimates to management’s estimates and assessed the consistency of management’s approach.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 21, 2024

We have served as the Company's auditor since 1992.
190 www.allstate.com

2023 Form 10-K

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting  There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2023.
Item 9B.  Other Information
During the three months ended December 31, 2023, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

The Allstate Corporation 191

2023 Form 10-K
Part III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding directors of The Allstate Corporation standing for election at the 2024 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the caption “Corporate Governance – Our Director Nominees.”
Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the information under the caption “Corporate Governance – Structure of the Board and Its Committees” in the Proxy Statement.
Information regarding executive officers of The Allstate Corporation is incorporated in this Item 10 by reference to Part I, Item 1 of this report under the caption “Information about our Executive Officers.”
We have adopted a Global Code of Business Conduct that applies to all of our directors and employees, including our principal executive officer, principal financial officer and controller and principal accounting officer. The text of our Global Code of Business Conduct is posted on our website, www.allstateinvestors.com. We intend to satisfy the disclosure requirements regarding amendments to, and waiver from, the provisions of our Global Code of Business Conduct by posting such information on the same website pursuant to applicable NYSE and SEC rules.

Item 11.  Executive Compensation
Information required for Item 11 is incorporated by reference to the sections of the Proxy Statement with the following captions:
•Corporate Governance – Director Compensation
•Executive Compensation
192 www.allstate.com

2023 Form 10-K

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

Equity compensation plan information
The following table includes information as of December 31, 2023, with respect to The Allstate Corporation’s equity compensation plans:
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders (1)	10,047,422	(2)	$102.37	(3)	11,690,397	(4)
Total	10,047,422	(2)	$102.37	(3)	11,690,397	(4)
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
(2)As of December 31, 2023, 901,835 restricted stock units (“RSUs”) and 1,018,240 performance stock awards (“PSAs”) were outstanding. PSAs are reported at the maximum potential amount awarded for incomplete performance periods and the amount earned for the 2021 PSA grant, reduced for forfeitures. For incomplete performance periods, the actual number of shares earned may be less and are based upon measures achieved at the end of the three-year performance period for those PSAs granted in 2022 and 2023.
(3)The weighted-average exercise price of outstanding options, warrants, and rights does not take into account RSUs and PSAs, which have no exercise price.
(4)Includes 11,408,638 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2019 Equity Incentive Plan; and 281,759 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2017 Equity Compensation Plan for Non-Employee Directors.
Asset managers, such as those that manage mutual funds and exchange traded funds, principally on behalf of third-party investors, at times acquire sufficient voting ownership interests in Allstate to require disclosure. State Street Corp. manages an investment portfolio of $5.36 billion on behalf of participants in Allstate’s 401(k) Savings Plan and $786 million on behalf of the Allstate domestic qualified pension plan. The terms of these arrangements are customary, and the aggregate related fees are not material.
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
Item 14.  Principal Accounting Fees and Services
Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the caption “Audit Committee Matters – Ratification of Deloitte & Touche LLP as the Independent Registered Public Accountant for 2024.”
The Allstate Corporation 193

2023 Form 10-K
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Stock Purchase Agreement, dated as of January 26, 2021, by and among Allstate Insurance Company, Allstate Financial Insurance Holdings Corporation, and Antelope US Holdings Company (certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit).	8-K	1-11840	2.1	January 27, 2021
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated Bylaws of The Allstate Corporation as amended July 14, 2023	8-K	1-11840	3.1	July 17, 2023
3.3	Certificate of Designations with respect to the Preferred Stock, Series H of the Registrant, dated August 5, 2019	8-K	1-11840	3.1	August 5, 2019
3.4	Certificate of Designations with respect to the Preferred Stock, Series I of the Registrant, dated November 8, 2019	8-K	1-11840	3.1	November 8, 2019
3.5	Certificate of Elimination with respect to the Preferred Stock Series A, C, D, E and F of the Registrant, dated February 20, 2020	10-K	1-11840	3.6	February 21, 2020
3.6	Certificate of Elimination with respect to the Preferred Stock, Series G of the Registrant, dated May 1, 2023	10-Q	1-11840	3.6	May 3, 2023
3.7	Certificate of Designations with respect to the Preferred Stock, Series J of the Registrant, dated May 16, 2023	8-K	1-11840	3.1	May 18, 2023
194 www.allstate.com

2023 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of its long-term debt and that of its consolidated subsidiaries
4.2	Description of Registrant’s Securities					X
4.3	Deposit Agreement, dated August 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series H)	8-K	1-11840	4.1	August 8, 2019
4.4	Form of Preferred Stock Certificate, Series H (included as Exhibit A to Exhibit 3.3 above)	8-K	1-11840	4.2	August 8, 2019
4.5	Form of Depositary Receipt, Series H (included as Exhibit A to Exhibit 4.3 above)	8-K	1-11840	4.3	August 8, 2019
4.6	Deposit Agreement, dated November 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series I)	8-K	1-11840	4.1	November 8, 2019
4.7	Form of Preferred Stock Certificate, Series I (included as Exhibit A to Exhibit 3.4 above)	8-K	1-11840	4.2	November 8, 2019
4.8	Form of Depositary Receipt, Series I (included as Exhibit A to Exhibit 4.6 above)	8-K	1-11840	4.3	November 8, 2019
4.9	Deposit Agreement, dated May 18, 2023, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series J)	8-K	1-11840	4.1	May 18, 2023
4.10	Form of Preferred Stock Certificate, Series J (included as Exhibit A to Exhibit 3.7 above)	8-K	1-11840	4.2	May 18, 2023
4.11	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.9 above)	8-K	1-11840	4.3	May 18, 2023
10.1	Credit Agreement dated November 16, 2020, among The Allstate Corporation, Allstate Insurance Company, and Allstate Life Insurance Company, as Borrowers; the lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and U.S. Bank National Association, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	1-11840	10.1	November 17, 2020
10.2	Amendment No. 1 to Credit Agreement dated as of May 4, 2021	10-Q	1-11840	10.1	May 5, 2021
10.3	Amendment No. 2 to Credit Agreement dated as of November 16, 2022	10-K	1-11840	10.3	February 16, 2023
10.4*	The Allstate Corporation Annual Executive Incentive Plan, as amended and restated effective November 17, 2020	10-K	1-11840	10.2	February 22, 2021
10.5*	The Allstate Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2019	S-8	1-11840	4	November 20, 2018
10.6*	The Allstate Corporation 2019 Equity Incentive Plan, as amended and restated effective February 19, 2020	10-Q	1-11840	10.1	May 5, 2020
10.7*	Form of Performance Stock Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.5	May 5, 2020
The Allstate Corporation 195

2023 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.8*	Form of Option Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.3	May 5, 2020
10.9*	Form of Option Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.3	May 1, 2018
10.10*	Form of Option Award Agreement for awards granted on or after February 21, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.11*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.4	May 5, 2020
10.12*	Supplemental Retirement Income Plan, as amended and restated effective October 19, 2018	10-K	1-11840	10.16	February 15, 2019
10.13*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.14*	Amendment to The Allstate Corporation Change in Control Severance Plan effective March 1, 2021	8-K	1-11840	10.1	March 1, 2021
10.15*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.16*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008
10.17*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.18*	The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	Proxy	1-11840	App. D	April 12, 2017
10.19*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008
10.20*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008, and prior to June 1, 2016, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008
10.21*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2016, and prior to June 1, 2017, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 3, 2016
10.22*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2017, under The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 1, 2017
10.23*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.24*	Resolutions regarding Non-Employee Director Compensation adopted November 19, 2021	10-K	1-11840	10.31	February 18, 2022
10.25*	Resolutions regarding Non-Employee Director Compensation adopted November 18, 2022	10-K	1-11840	10.33	February 16, 2023
10.26*	Voluntary Retirement Agreement, dated August 18, 2022, between Glenn T. Shapiro and Allstate Insurance Company	8-K	1-11840	10	August 18, 2022
10.27*	Offer Letter dated March 9, 2022 to Robert Toohey	10-Q	1-11840	10.1	May 3, 2023
196 www.allstate.com

2023 Form 10-K

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
19	The Allstate Corporation Insider Trading Policy, effective July 14, 2023					X
21	Subsidiaries of The Allstate Corporation					X
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
97	The Allstate Corporation Clawback Policy, effective July 5, 2023					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Item 15.  (b)
The exhibits are listed in Item 15. (a)(3) above.
Item 15.  (c)
The financial statement schedules are listed in Item 15. (a)(2) above.
Item 16.
None.
The Allstate Corporation 197

2023 Form 10-K
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allstate Corporation (Registrant)

/s/ John C. Pintozzi
By: John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 21, 2024
Thomas J. Wilson

/s/ Jesse E. Merten	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
Jesse E. Merten

/s/ John C. Pintozzi	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024
John C. Pintozzi

/s/ Donald E. Brown	Director	February 21, 2024
Donald E. Brown

/s/ Kermit R. Crawford	Director	February 21, 2024
Kermit R. Crawford

/s/ Richard T. Hume	Director	February 21, 2024
Richard T. Hume

/s/ Margaret M. Keane	Director	February 21, 2024
Margaret M. Keane

/s/ Siddharth N. Mehta	Director	February 21, 2024
Siddharth N. Mehta

/s/ Maria R. Morris	Director	February 21, 2024
Maria R. Morris

/s/ Jacques P. Perold	Director	February 21, 2024
Jacques P. Perold

/s/ Andrea Redmond	Director	February 21, 2024
Andrea Redmond

/s/ Gregg M. Sherrill	Lead Director	February 21, 2024
Gregg M. Sherrill

/s/ Judith A. Sprieser	Director	February 21, 2024
Judith A. Sprieser

/s/ Perry M. Traquina	Director	February 21, 2024
Perry M. Traquina

/s/ Monica Turner	Director	February 21, 2024
Monica Turner
198 www.allstate.com

2023 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule I — Summary of Investments Other than Investments in Related Parties

	As of December 31, 2023
($ in millions)	Cost/amortized cost, net	Fair value (if applicable)	Amount shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$8,624	$8,619	$8,619
States, municipalities and political subdivisions	6,049	6,006	6,006
Foreign governments	1,286	1,290	1,290
Public utilities	5,330	5,316	5,316
All other corporate bonds	26,621	25,889	25,889
Asset-backed securities	1,739	1,745	1,745
Total fixed maturities	49,649	48,865	48,865

Equity securities:
Common stocks:
Public utilities	44	47	47
Banks, trusts and insurance companies	36	53	53
Industrial, miscellaneous and all other	1,855	1,956	1,956
Nonredeemable preferred stocks	309	355	355
Total equity securities	2,244	2,411	2,411

Mortgage loans on real estate	822	769	822
Real estate (none acquired in satisfaction of debt)	709		709
Policy loans	119		119
Derivative instruments	1	1	1
Limited partnership interests	8,380		8,380
Other long-term investments	226	239	226
Short-term investments	5,145	5,144	5,144
Total investments	$67,295		$66,677

The Allstate Corporation S-1

2023 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant Statement of Operations

	Year Ended December 31,
($ in millions)	2023	2022	2021
Revenues
Investment income, less investment expense	$45	$59	$13
Net gains (losses) on investments and derivatives	(28)	(34)	12
Total revenues	17	25	25

Expenses
Interest expense	396	351	328
Pension and other postretirement remeasurement (gains) losses	12	179	(611)
Pension and other postretirement (benefit) expense	55	(98)	(218)
Other operating expenses	142	56	71
Total expenses	605	488	(430)

(Loss) gain from operations before income tax benefit and equity in net income of subsidiaries	(588)	(463)	455

Income tax (benefit) expense	(143)	(103)	93
(Loss) gain before equity in net income of subsidiaries	(445)	(360)	362

Equity in net income (loss) of subsidiaries (1)	257	(929)	1,252
Net (loss) income	(188)	(1,289)	1,614

Preferred stock dividends	128	105	114

Net (loss) income applicable to common shareholders	(316)	(1,394)	1,500

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	1,651	(2,853)	(2,583)
Unrealized foreign currency translation adjustments	67	(150)	(8)
Unamortized pension and other postretirement prior service credit	(16)	(43)	(59)
Discount rate for reserve for future policy benefits	(10)	228	49
Other comprehensive income (loss), after-tax	1,692	(2,818)	(2,601)
Comprehensive income (loss)	$1,504	$(4,107)	$(987)
(1)2021 include results of operations for the life and annuity business held for sale reported as discontinued operations in the Consolidated Statements of Operations.

See accompanying notes to condensed financial information and notes to consolidated financial statements.
S-2 www.allstate.com

2023 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Financial Position

	December 31,
($ in millions, except par value data)	2023	2022
Assets
Investments in subsidiaries	$24,388	$23,711
Fixed income securities, at fair value (amortized cost, net $1,027 and $2,513)	1,003	2,422
Short-term investments, at fair value (amortized cost, net $297 and $291)	297	291
Cash	—	—
Receivable from subsidiaries	359	341
Deferred income taxes	90	59
Other assets	233	108
Total assets	26,370	26,932
Liabilities
Debt	7,585	7,588
Pension and other postretirement benefit obligations	237	180
Deferred compensation	341	320
Notes due to subsidiaries	—	1,000
Dividends payable to shareholders	270	260
Other liabilities	167	96
Total liabilities	8,600	9,444
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand and 81.0 thousand shares issued and outstanding, $2,050 and $2,025 aggregate liquidation preference	2,001	1,970
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 262 million and 263 million shares outstanding	9	9
Additional capital paid-in	3,854	3,788
Retained income	49,716	50,970
Treasury stock, at cost (638 million and 637 million shares)	(37,110)	(36,857)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(604)	(2,255)
Unrealized foreign currency translation adjustments	(98)	(165)
Unamortized pension and other postretirement prior service credit	13	29
Discount rate for reserve for future policy benefits	(11)	(1)
Total accumulated other comprehensive loss	(700)	(2,392)
Total Allstate shareholders’ equity	17,770	17,488
Total liabilities and equity	$26,370	$26,932

See accompanying notes to condensed financial information and notes to consolidated financial statements.
The Allstate Corporation S-3

2023 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Cash Flows

	Years Ended December 31,
($ in millions)	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(188)	$(1,289)	$1,614
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (loss) income of subsidiaries (1)	(257)	929	(1,252)
Dividends received from subsidiaries	250	3,396	5,112
Net (gains) losses on investments and derivatives	28	34	(12)
Pension and other postretirement remeasurement (gains) losses	12	179	(611)
Changes in:
Pension and other postretirement benefits	55	(98)	(218)
Income taxes	(78)	(14)	177
Operating assets and liabilities	43	76	158
Net cash (used in) provided by operating activities	(135)	3,213	4,968

Cash flows from investing activities
Proceeds from sales of investments	1,427	2,572	1,743
Investment purchases	(50)	(2,507)	(2,673)
Investment collections	85	39	38
Capital contribution or return of capital from subsidiaries	975	145	383
Change in short-term investments, net	(7)	6	4,182
Acquisition of subsidiaries	—	—	(4,144)
Net cash provided by (used in) investing activities	2,430	255	(471)

Cash flows from financing activities
Proceeds from borrowings from subsidiaries	—	1,000	2,200
Repayment of notes due to subsidiaries	(1,000)	(1,000)	(2,450)
Proceeds from issuance of debt	743	—	—
Redemption of preferred stock	(575)	—	—
Redemption and repayment of debt	(750)	—	(250)
Proceeds from issuance of preferred stock	587	—	—
Dividends paid on common stock	(925)	(926)	(885)
Dividends paid on preferred stock	(107)	(105)	(105)
Treasury stock purchases	(335)	(2,520)	(3,120)
Shares reissued under equity incentive plans, net	73	82	114
Other	(6)	—	—
Net cash used in financing activities	(2,295)	(3,469)	(4,496)

Net (decrease) increase in cash	—	(1)	1
Cash at beginning of year	—	1	—
Cash at end of year	$—	$—	$1
(1)2021 results include operations for the life and annuity business held for sale reported as discontinued operations in the Consolidated Statements of Operations.

See accompanying notes to condensed financial information and notes to consolidated financial statements.
S-4 www.allstate.com

2023 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant
Notes to Condensed Financial Information
1.    General
Pursuant to rules and regulations of the Securities and Exchange Commission, the unconsolidated condensed financial statements of the Parent Company do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.
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
2.    Notes due to subsidiaries
On June 17, 2022, the Registrant issued $1.00 billion notes, with a rate of 1.63% due on June 17, 2023, to Kennett Capital Inc. The proceeds of this issuance were used for cash management purposes. On June 9, 2023, the Registrant repaid $1.00 billion to Kennett Capital Inc.
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
3.    Supplemental Disclosures of Cash Flow Information
The Registrant paid $355 million, $323 million and $321 million of interest on debt in 2023, 2022 and 2021, respectively.
The Allstate Corporation S-5

2023 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information

($ in millions)	As of December 31,			For the years ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (1)	Claims and claims expense, contract benefits and interest credited to contractholders	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2023
Property-Liability
Allstate Protection	$2,378	$37,852	$19,542	$48,427		$40,364	$6,070	$5,628	$50,347
Run-off Property-Liability	—	1,942	—	—		89	—	5	—
Total Property-Liability	2,378	39,794	19,542	48,427	$2,218	40,453	6,070	5,633	50,347
Protection Services (2)	3,022	64	5,150	2,381	73	632	1,058	956	2,663
Allstate Health and Benefits	540	2,235	17	1,846	82	1,071	150	881	1,598
Corporate and Other	—	—	—	—	105	—	—	676	—
Intersegment Eliminations (2)	—	—	—	(138)	—	(15)	—	(123)	—
Total	$5,940	$42,093	$24,709	$52,516	$2,478	$42,141	$7,278	$8,023	$54,608

2022
Property-Liability
Allstate Protection	$2,146	$35,537	$17,538	$43,909		$36,607	$5,570	$5,930	$45,787
Run-off Property-Liability	—	1,955	—	—		125	—	4	—
Total Property-Liability	2,146	37,492	17,538	43,909	$2,190	36,732	5,570	5,934	45,787
Protection Services (2)	2,768	49	4,745	2,144	48	532	928	952	2,699
Allstate Health and Benefits	528	2,201	16	1,832	69	1,042	136	852	1,594
Corporate and Other	—	—	—	—	96	—	—	712	—
Intersegment Eliminations (2)	—	—	—	(149)	—	—	—	(149)	—
Total	$5,442	$39,742	$22,299	$47,736	$2,403	$38,306	$6,634	$8,301	$50,080

2021
Property-Liability
Allstate Protection	$1,951	$31,099	$15,763	$40,454		$28,760	$5,313	$6,033	$41,358
Run-off Property-Liability	—	1,916	—	—		116	—	4	—
Total Property-Liability	1,951	33,015	15,763	40,454	$3,118	28,876	5,313	6,037	41,358
Protection Services (2)	2,294	45	4,054	1,939	43	458	795	938	2,642
Allstate Health and Benefits	493	2,585	16	1,834	74	1,060	128	838	1,630
Corporate and Other	—	—	—	—	58	—	—	(133)	—
Intersegment Eliminations (2)	—	—	—	(175)	—	(16)	—	(159)	—
Total	$4,738	$35,645	$19,833	$44,052	$3,293	$30,378	$6,236	$7,521	$45,630
(1)A single investment portfolio supports both Allstate Protection and Run-off Property-Liability segments.
(2)Includes intersegment premiums and service fees and the related incurred losses and expenses that are eliminated in the consolidated financial statements.
S-6 www.allstate.com

2023 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule IV — Reinsurance

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2023
Life insurance in force	$21,788	$482	$1,301	$22,607	5.8%
Premiums and contract charges:
Life insurance	$226	$6	$16	$236	6.8%
Accident and health insurance	1,639	41	12	1,610	0.7
Property and casualty insurance	52,301	1,989	358	50,670	0.7
Total premiums and contract charges	$54,166	$2,036	$386	$52,516	0.7

Year ended December 31, 2022
Life insurance in force	$21,271	$614	$1,401	$22,058	6.4%
Premiums and contract charges:
Life insurance	$214	$6	$17	$225	7.6%
Accident and health insurance	1,624	31	14	1,607	0.9
Property and casualty insurance	47,552	1,869	221	45,904	0.5
Total premiums and contract charges	$49,390	$1,906	$252	$47,736	0.5

Year ended December 31, 2021
Life insurance in force	$20,535	$640	$1,528	$21,423	7.1%
Premiums and contract charges:
Life insurance	$160	$7	$15	$168	8.9%
Accident and health insurance	1,732	72	6	1,666	0.4
Property and casualty insurance	43,944	1,904	178	42,218	0.4
Total premiums and contract charges	$45,836	$1,983	$199	$44,052	0.5
(1)No reinsurance or coinsurance income was netted against premium ceded in 2023, 2022 or 2021.
The Allstate Corporation S-7

2023 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule V — Valuation Allowances and Qualifying Accounts

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period
Year ended December 31, 2023
Fixed income securities	$13	$23	$—	$—	$36
Mortgage loans	7	4	—	—	11
Bank loans	57	18	—	53	22
Investments	77	45	—	53	69
Premium installment receivable	132	348	—	342	138
Reinsurance recoverables	65	1	—	1	65
Other assets	19	—	—	1	18
Assets	293	394	—	397	290
Commitments to fund mortgage loans and bank loans	—	1	—	—	1
Liabilities	—	1	—	—	1
Total	$293	$395	$—	$397	$291

Valuation allowance for deferred tax assets	$34	$—	$35	$—	$69

Year ended December 31, 2022
Fixed income securities	$6	$7	$—	$—	$13
Mortgage loans	6	1	—	—	7
Bank loans	61	26	—	30	57
Investments	73	34	—	30	77
Premium installment receivable	107	313	—	288	132
Reinsurance recoverables	74	—	—	9	65
Other assets	26	—	—	7	19
Assets	280	347	—	334	293
Commitments to fund mortgage loans and bank loans	—	—	—	—	—
Liabilities	—	—	—	—	—
Total	$280	$347	$—	$334	$293

Valuation allowance for deferred tax assets	$24	$—	$10	$—	$34

Year ended December 31, 2021
Fixed income securities	$2	$4	$—	$—	$6
Mortgage loans	67	(61)	—	—	6
Bank loans	67	(6)	—	—	61
Investments	136	(63)	—	—	73
Premium installment receivable	153	274	19	339	107
Reinsurance recoverables	60	15	—	1	74
Other assets	17	9	—	—	26
Assets	366	235	19	340	280
Commitments to fund mortgage loans and bank loans	1	—	—	1	—
Liabilities	1	—	—	1	—
Total	$367	$235	$19	$341	$280

Valuation allowance for deferred tax assets	$—	$—	$38	$14	$24

S-8 www.allstate.com