Form 10-Q
period 2024-03-31
ALLSTATE CORP
filed 2024-05-01
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2024, the registrant had 263,915,332 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
March 31, 2024

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)	Three months ended March 31,
	2024	2023
Revenues
Property and casualty insurance premiums	$13,512	$12,173
Accident and health insurance premiums and contract charges	478	463
Other revenue	669	561
Net investment income	764	575
Net gains (losses) on investments and derivatives	(164)	14
Total revenues	15,259	13,786

Costs and expenses
Property and casualty insurance claims and claims expense	9,501	10,326
Accident, health and other policy benefits	296	265
Amortization of deferred policy acquisition costs	1,939	1,744
Operating costs and expenses	1,885	1,716
Pension and other postretirement remeasurement (gains) losses	(2)	(53)
Restructuring and related charges	10	27
Amortization of purchased intangibles	69	81
Interest expense	97	86
Total costs and expenses	13,795	14,192

Income (loss) from operations before income tax expense	1,464	(406)

Income tax expense (benefit)	266	(85)

Net income (loss)	1,198	(321)

Less: Net loss attributable to noncontrolling interest	(20)	(1)

Net income (loss) attributable to Allstate	1,218	(320)

Less: Preferred stock dividends	29	26

Net income (loss) applicable to common shareholders	$1,189	$(346)

Earnings per common share:
Net income (loss) applicable to common shareholders per common share - Basic	$4.51	$(1.31)
Weighted average common shares - Basic	263.5	263.5
Net income (loss) applicable to common shareholders per common share - Diluted	$4.46	$(1.31)
Weighted average common shares - Diluted	266.5	263.5
See notes to condensed consolidated financial statements.
First Quarter 2024 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended March 31,
	2024	2023
Net income (loss)	$1,198	$(321)

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(215)	682
Unrealized foreign currency translation adjustments	8	50
Unamortized pension and other postretirement prior service credit	(1)	(4)
Discount rate for reserve for future policy benefits	25	(9)
Other comprehensive (loss) income, after-tax	(183)	719

Comprehensive income	1,015	398
Less: Comprehensive (loss) income attributable to noncontrolling interest	(19)	4
Comprehensive income attributable to Allstate	$1,034	$394
See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	March 31, 2024	December 31, 2023
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $51,837 and $49,649)	$50,777	$48,865
Equity securities, at fair value (cost $2,172 and $2,244)	2,383	2,411
Mortgage loans, net	815	822
Limited partnership interests	8,562	8,380
Short-term, at fair value (amortized cost $4,320 and $5,145)	4,318	5,144
Other investments, net	1,004	1,055
Total investments	67,859	66,677
Cash	850	722
Premium installment receivables, net	10,573	10,044
Deferred policy acquisition costs	5,946	5,940
Reinsurance and indemnification recoverables, net	8,726	8,809
Accrued investment income	567	539
Deferred income taxes	161	219
Property and equipment, net	802	859
Goodwill	3,502	3,502
Other assets, net	6,255	6,051
Total assets	105,241	103,362
Liabilities
Reserve for property and casualty insurance claims and claims expense	40,143	39,858
Reserve for future policy benefits	1,325	1,347
Contractholder funds	890	888
Unearned premiums	24,945	24,709
Claim payments outstanding	1,491	1,353
Other liabilities and accrued expenses	10,029	9,635
Debt	7,938	7,942
Total liabilities	86,761	85,732
Commitments and Contingent Liabilities (Note 13)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 264 million and 262 million shares outstanding	9	9
Additional capital paid-in	3,894	3,854
Retained income	50,662	49,716
Treasury stock, at cost (636 million and 638 million shares)	(37,044)	(37,110)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	(819)	(604)
Unrealized foreign currency translation adjustments	(90)	(98)
Unamortized pension and other postretirement prior service credit	12	13
Discount rate for reserve for future policy benefits	14	(11)
Total accumulated other comprehensive loss	(883)	(700)
Total Allstate shareholders’ equity	18,639	17,770
Noncontrolling interest	(159)	(140)
Total equity	18,480	17,630
Total liabilities and equity	$105,241	$103,362

See notes to condensed consolidated financial statements.
First Quarter 2024 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2024	2023
Preferred stock par value	$—	$—
Preferred stock additional capital paid-in	2,001	1,970

Common stock par value	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,854	3,788
Equity incentive plans activity, net	40	(8)
Balance, end of period	3,894	3,780

Retained income
Balance, beginning of period	49,716	50,970
Net income (loss)	1,218	(320)
Dividends on common stock (declared per share of $0.92 and $0.89)	(243)	(236)
Dividends on preferred stock	(29)	(26)
Balance, end of period	50,662	50,388

Treasury stock
Balance, beginning of period	(37,110)	(36,857)
Shares acquired	—	(153)
Shares reissued under equity incentive plans, net	66	30
Balance, end of period	(37,044)	(36,980)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(700)	(2,392)
Change in unrealized net capital gains and losses	(215)	682
Change in unrealized foreign currency translation adjustments	8	50
Change in unamortized pension and other postretirement prior service credit	(1)	(4)
Change in discount rate for reserve for future policy benefits	25	(9)
Balance, end of period	(883)	(1,673)
Total Allstate shareholders’ equity	18,639	17,494

Noncontrolling interest
Balance, beginning of period	(140)	(125)
Change in unrealized net capital gains and losses	1	5
Noncontrolling loss	(20)	(1)
Balance, end of period	(159)	(121)
Total equity	$18,480	$17,373
 See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,198	$(321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization and other non-cash items	132	177
Net (gains) losses on investments and derivatives	164	(14)
Pension and other postretirement remeasurement (gains) losses	(2)	(53)
Changes in:
Policy benefits and other insurance reserves	323	1,080
Unearned premiums	267	199
Deferred policy acquisition costs	(12)	(29)
Premium installment receivables, net	(549)	(317)
Reinsurance recoverables, net	82	91
Income taxes	217	(125)
Other operating assets and liabilities	(154)	(87)
Net cash provided by operating activities	1,666	601
Cash flows from investing activities
Proceeds from sales
Fixed income securities	6,719	7,008
Equity securities	500	3,739
Limited partnership interests	130	414
Other investments	84	55
Investment collections
Fixed income securities	538	646
Mortgage loans	7	22
Other investments	6	25
Investment purchases
Fixed income securities	(9,592)	(8,424)
Equity securities	(430)	(1,187)
Limited partnership interests	(237)	(226)
Mortgage loans	—	(41)
Other investments	(40)	(73)
Change in short-term and other investments, net	966	(2,675)
Purchases of property and equipment, net	(41)	(79)
Proceeds from sale of property and equipment	18	—
Net cash used in investing activities	(1,372)	(796)
Cash flows from financing activities
Proceeds from issuance of debt	—	744
Redemption and repayment of debt	—	(250)
Contractholder fund deposits	34	33
Contractholder fund withdrawals	(8)	(9)
Dividends paid on common stock	(233)	(224)
Dividends paid on preferred stock	(29)	(26)
Treasury stock purchases	—	(153)
Shares reissued under equity incentive plans, net	80	6
Other	(10)	—
Net cash (used in) provided by financing activities	(166)	121
Net increase (decrease) in cash	128	(74)
Cash at beginning of period	722	736
Cash at end of period	$850	$662
See notes to condensed consolidated financial statements.
First Quarter 2024 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of March 31, 2024 and for the three month periods ended March 31, 2024 and 2023 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain amounts have been reclassified to conform to current year presentation.
These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Pending accounting standard
Accounting for joint ventures In August 2023, the Financial Accounting Standards Board (“FASB”) issued guidance requiring a joint venture to initially measure assets contributed and liabilities assumed at fair value as of the formation date. The new guidance will be applied prospectively for joint ventures with a formation date on or after January 1, 2025. The impact of the adoption is not expected to be material to the Company’s results of operations or financial position.
Segment reporting In November 2023, the FASB issued guidance expanding segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of reportable segments’ profit or loss and assets. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of adopting the guidance to its disclosures.
Income tax disclosures In December 2023, the FASB issued guidance enhancing various aspects of income tax disclosures. The guidance requires a tabular reconciliation between statutory and effective income tax expense (benefit) with both amounts and percentages for a list of required categories. For certain required categories where an individual category is at least five percent of the statutory tax amount, the required category must be further broken out by nature and, for foreign tax effects, jurisdiction. Additionally, entities must disclose income taxes paid, net of refunds received, broken out between federal, state and foreign, and amounts paid, net of refunds received, to an individual jurisdiction when five percent or more of the total income taxes paid, net of refunds received.
All requirements in the guidance are annual in nature, and the guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance only affects disclosures and will have no impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of adopting the guidance to its disclosures.
Climate disclosures In March 2024, the Securities and Exchange Commission (“SEC”) adopted a final rule requiring registrants to disclose certain climate-related information in their registration statements and annual reports. The rule requires the disclosure of qualitative and quantitative information, with certain information, such as financial statement effects of severe weather events, included in the notes to the audited financial statements. Other disclosure requirements include material climate-related risks, processes to manage and govern those risks, disclosure of targets if the targets materially affect or are reasonably likely to materially affect the Company, and, if material, disclosure of certain greenhouse gas emissions. On April 4, 2024, the SEC issued a voluntary stay of the final rule, pending the outcome of pending litigation.
The requirements will be applied prospectively and have phased-in effective dates. For the Company, the Form 10-K for the year ended December 31, 2025, will be the first annual report with new climate-related disclosures. The Company is currently evaluating the impact of adopting the final rule.
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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended March 31,
	2024	2023
Numerator:
Net income (loss)	$1,198	$(321)
Less: Net loss attributable to noncontrolling interest	(20)	(1)
Net income (loss) attributable to Allstate	1,218	(320)
Less: Preferred stock dividends	29	26
Net income (loss) applicable to common shareholders	$1,189	$(346)

Denominator:
Weighted average common shares outstanding	263.5	263.5
Effect of dilutive potential common shares (1):
Stock options	2.5	—
Restricted stock units (non-participating) and performance stock awards	0.5	—
Weighted average common and dilutive potential common shares outstanding	266.5	263.5

Earnings per common share - Basic	$4.51	$(1.31)
Earnings per common share - Diluted (1)	$4.46	$(1.31)

Anti-dilutive options excluded from diluted earnings per common share	0.7	1.1
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	—	2.6
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
First Quarter 2024 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended March 31,
($ in millions)	2024	2023
Underwriting income (loss) by segment
Allstate Protection	$903	$(998)
Run-off Property-Liability	(5)	(3)
Total Property-Liability	898	(1,001)

Adjusted net income (loss) by segment, after-tax
Protection Services	54	34
Allstate Health and Benefits	56	56
Corporate and Other	(106)	(89)

Reconciling items
Allstate Protection and Run-off Property-Liability net investment income	702	509
Net gains (losses) on investments and derivatives	(164)	14
Pension and other postretirement remeasurement gains (losses)	2	53
Amortization of purchased intangibles (1)	(18)	(24)
Gain (loss) on disposition	4	9
Income tax (expense) benefit on reconciling items (2)	(259)	92
Total reconciling items	267	653

Less: Net loss attributable to noncontrolling interest (3)	(20)	(1)

Net income (loss) applicable to common shareholders	$1,189	$(346)
(1)Excludes amortization of purchased intangibles in Property-Liability, which is included above in underwriting income.
(2)The tax computation of the reporting segments and income tax benefit (expense) on reconciling items to net income (loss) are computed discretely based on the tax law of the jurisdictions applicable to the reporting entities.
(3)Reflects net loss attributable to noncontrolling interest in Property-Liability.
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended March 31,
	2024	2023
Property-Liability
Insurance premiums
Auto	$8,778	$7,908
Homeowners	3,154	2,810
Other personal lines	659	562
Commercial lines	169	232
Other business lines	140	123
Allstate Protection	12,900	11,635
Run-off Property-Liability	—	—
Total Property-Liability insurance premiums	12,900	11,635
Other revenue	430	353
Net investment income	702	509
Net gains (losses) on investments and derivatives	(162)	12
Total Property-Liability	13,870	12,509

Protection Services
Protection plans	439	361
Roadside assistance	47	49
Protection and insurance products	126	128
Intersegment premiums and service fees (1)	35	33
Other revenue	85	84
Net investment income	21	16
Net gains (losses) on investments and derivatives	(5)	(1)
Total Protection Services	748	670

Allstate Health and Benefits
Employer voluntary benefits	248	255
Group health	118	107
Individual health	112	101
Other revenue	134	101
Net investment income	23	19
Net gains (losses) on investments and derivatives	2	2
Total Allstate Health and Benefits	637	585

Corporate and Other
Other revenue	20	23
Net investment income	18	31
Net gains (losses) on investments and derivatives	1	1
Total Corporate and Other	39	55

Intersegment eliminations (1)	(35)	(33)
Consolidated revenues	$15,259	$13,786
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.
First Quarter 2024 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Note 4	Investments

Portfolio composition
($ in millions)	March 31, 2024	December 31, 2023
Fixed income securities, at fair value	$50,777	$48,865
Equity securities, at fair value	2,383	2,411
Mortgage loans, net	815	822
Limited partnership interests	8,562	8,380
Short-term investments, at fair value	4,318	5,144
Other investments, net	1,004	1,055
Total	$67,859	$66,677

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
March 31, 2024
U.S. government and agencies	$10,142	$56	$(168)	$10,030
Municipal	5,491	61	(160)	5,392
Corporate	33,110	273	(1,114)	32,269
Foreign government	1,255	4	(19)	1,240
ABS	1,839	14	(7)	1,846
Total fixed income securities	$51,837	$408	$(1,468)	$50,777

December 31, 2023
U.S. government and agencies	$8,624	$114	$(119)	$8,619
Municipal	6,049	109	(152)	6,006
Corporate	31,951	397	(1,143)	31,205
Foreign government	1,286	17	(13)	1,290
ABS	1,739	13	(7)	1,745
Total fixed income securities	$49,649	$650	$(1,434)	$48,865

Scheduled maturities for fixed income securities
($ in millions)	March 31, 2024		December 31, 2023
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$3,374	$3,333	$3,422	$3,374
Due after one year through five years	23,324	22,678	23,218	22,614
Due after five years through ten years	14,894	14,560	12,553	12,273
Due after ten years	8,406	8,360	8,717	8,859
	49,998	48,931	47,910	47,120
ABS	1,839	1,846	1,739	1,745
Total	$51,837	$50,777	$49,649	$48,865
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended March 31,
	2024	2023
Fixed income securities	$526	$390
Equity securities	15	11
Mortgage loans	9	8
Limited partnership interests	199	134
Short-term investments	67	66
Other investments	21	41
Investment income, before expense	837	650
Investment expense	(73)	(75)
Net investment income	$764	$575
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net gains (losses) on investments and derivatives by asset type
($ in millions)	Three months ended March 31,
	2024	2023
Fixed income securities	$(101)	$(136)
Equity securities	62	167
Limited partnership interests	8	22
Derivatives	(8)	(52)
Other investments	(2)	13
Other (1)	(123)	—
Net gains (losses) on investments and derivatives	$(164)	$14
(1)Related to the valuation allowance established for the surplus notes issued by Adirondack Insurance Exchange and New Jersey Skylands Insurance Association (together “Reciprocal Exchanges”). See Note 7 for further detail.

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended March 31,
	2024	2023
Sales	$(111)	$(120)
Credit losses	(115)	(12)
Valuation change of equity investments (1)	70	198
Valuation change and settlements of derivatives	(8)	(52)
Net gains (losses) on investments and derivatives	$(164)	$14
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended March 31,
	2024	2023
Gross realized gains	$41	$46
Gross realized losses	(146)	(173)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended March 31,
	2024	2023
Equity securities	$61	$20
Limited partnership interests carried at fair value	30	16
Total	$91	$36

Credit losses recognized in net income
($ in millions)	Three months ended March 31,
	2024	2023
Assets
Fixed income securities:
Corporate	$4	$(9)
Total fixed income securities	4	(9)
Other investments
Bank loans	3	(3)
Other	(123)	—
Total credit losses by asset type	$(116)	$(12)

Liabilities
Commitments to fund commercial mortgage loans and bank loans	1	—
Total	$(115)	$(12)
First Quarter 2024 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in Accumulated Other Comprehensive Income (“AOCI”)
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2024		Gains	Losses
Fixed income securities	$50,777	$408	$(1,468)	$(1,060)
Short-term investments	4,318	—	(2)	(2)
Derivative instruments	—	—	(2)	(2)
Limited partnership interests				—
Unrealized net capital gains and losses, pre-tax				(1,064)
Reclassification of noncontrolling interest				12
Deferred income taxes				233
Unrealized net capital gains and losses, after-tax				$(819)

December 31, 2023
Fixed income securities	$48,865	$650	$(1,434)	$(784)
Short-term investments	5,144	—	(1)	(1)
Derivative instruments	—	—	(2)	(2)
Limited partnership interests (1)				(4)
Unrealized net capital gains and losses, pre-tax				(791)
Reclassification of noncontrolling interest				13
Deferred income taxes				174
Unrealized net capital gains and losses, after-tax				$(604)
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of the equity method of accounting (“EMA”) limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.

Change in unrealized net capital gains (losses)
($ in millions)	Three months ended March 31, 2024
Fixed income securities	$(276)
Short-term investments	(1)
Derivative instruments	—
Limited partnership interests	4
Total	(273)
Reclassification of noncontrolling interest	(1)
Deferred income taxes	59
Change in unrealized net capital gains and losses, after-tax	$(215)

Carrying value for limited partnership interests
($ in millions)	March 31, 2024			December 31, 2023
	EMA	Fair Value	Total	EMA	Fair Value	Total
Private equity	$6,144	$1,122	$7,266	$6,015	$1,139	$7,154
Real estate	1,114	24	1,138	1,059	26	1,085
Other (1)	158	—	158	141	—	141
Total	$7,416	$1,146	$8,562	$7,215	$1,165	$8,380
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of March 31, 2024 and December 31, 2023, the fair value of short-term investments totaled $4.32 billion and $5.14 billion, respectively.
12 www.allstate.com

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

Other investments by asset type
($ in millions)	March 31, 2024	December 31, 2023
Bank loans, net	$164	$224
Real estate	717	709
Policy loans	120	119
Derivatives	1	1
Other	2	2
Total	$1,004	$1,055
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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $527 million and $495 million as of March 31, 2024 and December 31, 2023, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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
First Quarter 2024 Form 10-Q 13

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

Rollforward of credit loss allowance for fixed income securities
	Three months ended March 31,
($ in millions)	2024	2023
Beginning balance	$(36)	$(13)
Credit losses on securities for which credit losses not previously reported	(3)	—
Net (increases) decreases related to credit losses previously reported	4	(9)
(Increase) decrease of allowance related to sales and other	3	—
Write-offs	15	—
Ending balance	$(17)	$(22)

Components of credit loss allowance as of March 31
Corporate bonds	$(16)	$(20)
ABS	(1)	(2)
Total	$(17)	$(22)

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2024
Fixed income securities
U.S. government and agencies	118	$3,867	$(85)	104	$2,196	$(83)	$(168)
Municipal	397	915	(9)	1,600	2,106	(151)	(160)
Corporate	493	5,317	(84)	1,962	15,133	(1,030)	(1,114)
Foreign government	40	453	(3)	74	327	(16)	(19)
ABS	48	214	(2)	118	141	(5)	(7)
Total fixed income securities	1,096	$10,766	$(183)	3,858	$19,903	$(1,285)	$(1,468)
Investment grade fixed income securities	1,032	$10,551	$(173)	3,518	$17,647	$(1,121)	$(1,294)
Below investment grade fixed income securities	64	215	(10)	340	2,256	(164)	(174)
Total fixed income securities	1,096	$10,766	$(183)	3,858	$19,903	$(1,285)	$(1,468)

December 31, 2023
Fixed income securities
U.S. government and agencies	63	$2,554	$(38)	117	$2,513	$(81)	$(119)
Municipal	271	400	(4)	1,784	2,245	(148)	(152)
Corporate	251	2,225	(48)	2,106	17,319	(1,095)	(1,143)
Foreign government	7	31	—	75	356	(13)	(13)
ABS	19	64	(1)	150	584	(6)	(7)
Total fixed income securities	611	$5,274	$(91)	4,232	$23,017	$(1,343)	$(1,434)
Investment grade fixed income securities	568	$5,061	$(83)	3,864	$20,429	$(1,151)	$(1,234)
Below investment grade fixed income securities	43	213	(8)	368	2,588	(192)	(200)
Total fixed income securities	611	$5,274	$(91)	4,232	$23,017	$(1,343)	$(1,434)
(1)Includes fixed income securities with fair values of $3 million and $32 million and unrealized losses of zero and $3 million with credit loss allowances of $1 million and $8 million as of March 31, 2024 and December 31, 2023, respectively.
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses by unrealized loss position and credit quality as of March 31, 2024
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1)	$(1,226)	$(150)	$(1,376)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (2)	(68)	(24)	(92)
Total unrealized losses	$(1,294)	$(174)	$(1,468)
(1)Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.
(2)Evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.
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
As of March 31, 2024, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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

Accrued interest
($ in millions)	March 31,	December 31,
	2024	2023
Mortgage loans	$3	$3
Bank Loans	3	3
First Quarter 2024 Form 10-Q 15

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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	March 31, 2024							December 31, 2023
($ in millions)	2019 and prior	2020	2021	2022	2023	Current	Total	Total
Below 1.0	$—	$—	$—	$—	$—	$—	$—	$13
1.0 - 1.25	39	—	—	13	2	—	54	41
1.26 - 1.50	27	10	—	30	65	—	132	133
Above 1.50	279	42	183	60	76	—	640	646
Amortized cost before allowance	$345	$52	$183	$103	$143	$—	$826	$833
Allowance							(11)	(11)
Amortized cost, net							$815	$822
Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of March 31, 2024 and December 31, 2023.

Rollforward of credit loss allowance for mortgage loans
	Three months ended March 31,
($ in millions)	2024	2023
Beginning balance	$(11)	$(7)
Net increases related to credit losses	—	—
Write-offs	—	—
Ending balance	$(11)	$(7)
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
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Bank loans amortized cost by credit rating and year of origination
	March 31, 2024							December 31, 2023
($ in millions)	2019 and prior	2020	2021	2022	2023	Current	Total	Total
NAIC 2 / BBB	$—	$2	$—	$—	$—	$2	$4	$9
NAIC 3 / BB	—	—	4	—	9	7	20	38
NAIC 4 / B	24	1	17	6	71	15	134	153
NAIC 5-6 / CCC and below	8	—	5	—	5	1	19	46
Amortized cost before allowance	$32	$3	$26	$6	$85	$25	$177	$246
Allowance							(13)	(22)
Amortized cost, net							$164	$224

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended March 31,
	2024	2023
Beginning balance	$(22)	$(57)
Net (increases) decreases related to credit losses	3	(3)
Reduction of allowance related to sales	—	5
Write-offs	6	3
Ending balance	$(13)	$(52)

Note 5	Fair Value of Assets and Liabilities
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
First Quarter 2024 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

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
18 www.allstate.com

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
•Other investments: Certain options (including swaptions) are valued using models that are widely accepted in the financial services industry. These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility. Other primary inputs include interest rate yield curves and quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.
•Other assets: Includes the contingent consideration provision in the sale agreement for Allstate Life Insurance Company (“ALIC”) which meets the definition of a derivative. This derivative is valued internally using a model that includes stochastically determined cash flows and inputs that include spot and forward interest rates, volatility, corporate credit spreads and a liquidity discount. This derivative is categorized as Level 3 due to the significance of non-market observable inputs.
Assets measured at fair value on a non-recurring basis
Comprise long-lived assets to be disposed of by sale, including real estate, that are written down to fair value less costs to sell and bank loans written down to fair value in connection with recognizing credit losses.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of March 31, 2024, the Company has commitments to invest $172 million in these limited partnership interests.
First Quarter 2024 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	March 31, 2024
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$10,016	$14	$—		$10,030
Municipal	—	5,384	8		5,392
Corporate - public	—	23,847	23		23,870
Corporate - privately placed	—	8,345	54		8,399
Foreign government	—	1,240	—		1,240
ABS	—	1,788	58		1,846
Total fixed income securities	10,016	40,618	143		50,777
Equity securities (1)	1,607	218	408		2,233
Short-term investments	2,120	2,177	21		4,318
Other investments	—	5	2	$(4)	3
Other assets	1	—	120		121
Total recurring basis assets	13,744	43,018	694	(4)	57,452
Non-recurring basis	—	—	—		—
Total assets at fair value	$13,744	$43,018	$694	$(4)	$57,452
% of total assets at fair value	23.9%	74.9%	1.2%	—%	100.0%

Investments reported at NAV					1,146
Total					$58,598
Liabilities
Other liabilities	$(2)	$(4)	$—	$3	$(3)
Total recurring basis liabilities	(2)	(4)	—	3	(3)
Total liabilities at fair value	$(2)	$(4)	$—	$3	$(3)
% of total liabilities at fair value	66.7%	133.3%	—%	(100.0)%	100.0%
(1)Excludes $150 million of preferred stock measured at cost.
20 www.allstate.com

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
(1)Excludes $150 million of preferred stock measured at cost.
As of March 31, 2024 and December 31, 2023, Level 3 fair value measurements of fixed income securities total $143 million and $153 million, respectively, and include $23 million and $26 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $8 million and $11 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.
An increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
First Quarter 2024 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2024
	Balance as of December 31, 2023	Total gains (losses) included in:		Transfers						Balance as of March 31, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$11	$—	$—	$—	$—	$—	$(1)	$—	$(2)	$8
Corporate - public	26	—	2	—	—	—	(5)	—	—	23
Corporate - privately placed	58	(4)	—	—	—	—	—	—	—	54
ABS	58	—	—	—	—	—	—	—	—	58
Total fixed income securities	153	(4)	2	—	—	—	(6)	—	(2)	143
Equity securities	402	9	—	—	—	—	(3)	—	—	408
Short-term investments	1	—	—	—	—	20	—	—	—	21
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	118	2	—	—	—	—	—	—	—	120
Total recurring Level 3 assets	$676	$7	$2	$—	$—	$20	$(9)	$—	$(2)	$694

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2023
	Balance as of December 31, 2022	Total gains (losses) included in:		Transfers						Balance as of March 31, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$21	$—	$—	$—	$—	$—	$(3)	$—	$(1)	$17
Corporate - public	69	(1)	2	—	—	—	(41)	—	—	29
Corporate - privately placed	55	(4)	—	—	—	—	(2)	—	—	49
ABS	28	—	—	—	—	—	—	—	(1)	27
Total fixed income securities	173	(5)	2	—	—	—	(46)	—	(2)	122
Equity securities	333	—	—	—	—	42	(17)	—	—	358
Short-term investments	6	—	—	—	—	—	—	—	—	6
Other investments	3	(1)	—	—	—	—	—	—	—	2
Other assets	103	9	—	—	—	—	—	—	—	112
Total recurring Level 3 assets	$618	$3	$2	$—	$—	$42	$(63)	$—	$(2)	$600

Total Level 3 gains (losses) included in net income
	Three months ended March 31,
($ in millions)	2024	2023
Net investment income	$—	$(5)
Net gains (losses) on investments and derivatives (1)	5	(1)
Operating costs and expenses (1)	2	9
(1)Prior to the first quarter of 2024, level 3 gains (losses) included in operating costs and expenses were reported in this table within net gains (losses) on investments and derivatives. Historical results have been updated to conform with this presentation.
There were no transfers into or out of Level 3 during the three months ended March 31, 2024 and 2023.

22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of March 31,
	Three months ended March 31,
($ in millions)	2024	2023
Assets
Fixed income securities:
Corporate - privately placed	$(4)	$(4)
Total fixed income securities	(4)	(4)
Equity securities	9	(1)
Other investments	—	(1)
Other assets	2	9
Total recurring Level 3 assets	$7	$3
Total included in net income	$7	$3

Components of net income
Net investment income	$—	$(5)
Net gains (losses) on investments and derivatives	5	(1)
Operating costs and expenses	2	9
Total included in net income	$7	$3

Assets
Corporate - public	2	1
Changes in unrealized net capital gains and losses reported in OCI	$2	$1

Financial instruments not carried at fair value
($ in millions)		March 31, 2024		December 31, 2023
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$815	$762	$822	$769
Bank loans	Level 3	164	177	224	238

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$44	$44	$46	$46
Debt	Level 2	7,938	7,590	7,942	7,655
Liability for collateral	Level 2	2,049	2,049	1,891	1,891
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 6	Derivative Financial Instruments
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
First Quarter 2024 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

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
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of March 31, 2024
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	4,644	$1	$1	$—
Equity and index contracts
Options	Other investments	n/a	16	—	—	—
Futures	Other assets	n/a	913	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	$183	n/a	2	2	—
Contingent consideration	Other assets	250	n/a	120	120	—
Credit default contracts
Credit default swaps – buying protection	Other investments	43	n/a	(1)	—	(1)
Total asset derivatives		$476	5,573	$122	$123	$(1)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	11,163	$(2)	$—	$(2)
Equity and index contracts
Options	Other liabilities & accrued expenses	n/a	16	—	—	—
Futures	Other liabilities & accrued expenses	n/a	736	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$384	n/a	1	3	(2)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	11	n/a	(1)	—	(1)
Total liability derivatives		395	11,915	(2)	$3	$(5)
Total derivatives		$871	17,488	$120
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
First Quarter 2024 Form 10-Q 25

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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2024
Asset derivatives	$5	$(4)	$—	$1	$—	$1
Liability derivatives	(4)	4	(1)	(1)	—	(1)

December 31, 2023
Asset derivatives	$3	$(6)	$4	$1	$—	$1
Liability derivatives	(10)	6	2	(2)	—	(2)
(1)All OTC derivatives are subject to enforceable master netting agreements.
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2024
Interest rate contracts	$(7)	$—	$(7)
Equity and index contracts	(11)	14	3
Contingent consideration	—	2	2
Foreign currency contracts	11	—	11
Credit default contracts	(1)	—	(1)
Total	$(8)	$16	$8

Three months ended March 31, 2023
Interest rate contracts	$(35)	$—	$(35)
Equity and index contracts	4	8	12
Contingent consideration	—	9	9
Foreign currency contracts	(7)	—	(7)
Credit default contracts	(14)	—	(14)
Total	$(52)	$17	$(35)
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

OTC cash and securities collateral pledged
($ in millions)	March 31, 2024
Pledged by the Company	$2
Pledged to the Company (1)	3
(1) $1 million collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	March 31, 2024				December 31, 2023
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	2	$445	$2	$—	—	$—	$—	$—
Total	2	$445	$2	$—	—	$—	$—	$—
(1)    Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)    Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	March 31, 2024
Pledged by the Company	$67
Received by the Company	—
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
First Quarter 2024 Form 10-Q 27

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

($ in millions)	March 31, 2024	December 31, 2023
Gross liability fair value of contracts containing credit-risk-contingent features	$3	$10
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(3)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(1)	(5)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$2

Note 7	Variable Interest Entities
Consolidated VIEs primarily include Adirondack Insurance Exchange (“Adirondack”), a New York reciprocal insurer, and New Jersey Skylands Insurance Association (“Skylands”), a New Jersey reciprocal insurer. The Reciprocal Exchanges are insurance carriers organized as unincorporated associations. The Company does not own the equity of the Reciprocal Exchanges, which is owned by their respective policyholders.
The results of the Reciprocal Exchanges are included in the Allstate Protection segment as the Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges totaling $10 million and $11 million for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024 and December 31, 2023, the Company holds interests of $123 million in the form of surplus notes that provide capital to the Reciprocal Exchanges and would absorb expected losses. As of March 31, 2024, Adirondack’s capital was below levels required by insurance regulations. Due to ongoing operating losses and the inability of the Reciprocal Exchanges to obtain approval for premium rate increases that are commensurate with increases in claims and claims expense, the Company established a valuation allowance of $123 million related to the surplus notes during the three months ended March 31, 2024.
In addition, the Company has a 100% quota share reinsurance agreement with Skylands to cede all of Skylands’ business to the Company and a 36.5% quota share reinsurance agreement with Adirondack. Claims and claims expense ceded to the Company were $12 million and $7 million for the three months ended March 31, 2024 and 2023, respectively.
The Reciprocal Exchanges generated $61 million of earned premiums for the three months ended March 31, 2024 compared to $57 million for the three months ended March 31, 2023. Total costs and expenses were $87 million for the three months ended March 31, 2024 compared to $59 million for the three months ended March 31, 2023.
In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company.
The table below reflects the consolidated VIE results, which exclude all intercompany transactions including surplus notes and related accrued interest, management fees and intercompany reinsurance transactions.
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities of Reciprocal Exchanges included in the condensed consolidated statement of financial position (1)
($ in millions)	March 31, 2024	December 31, 2023
Assets
Fixed income securities	$241	$267
Short-term investments	13	7
Deferred policy acquisition costs	19	25
Premium installment and other receivables, net	38	44
Reinsurance recoverables, net	74	76
Other assets	29	54
Total assets	414	473
Liabilities
Reserve for property and casualty insurance claims and claims expense	227	201
Unearned premiums	160	177
Other liabilities and expenses	41	77
Total liabilities	$428	$455

(1) Intercompany balances eliminated in consolidation
Total assets	$(30)	$(26)
Total liabilities	(201)	(189)

Note 8	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
First Quarter 2024 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

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

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Three months ended March 31,
($ in millions)	2024	2023
Balance as of January 1	$39,858	$37,541
Less: Recoverables (1)	8,396	9,176
Net balance as of January 1	31,462	28,365
Incurred claims and claims expense related to:
Current year	9,652	10,341
Prior years	(151)	(15)
Total incurred	9,501	10,326
Claims and claims expense paid related to:
Current year	(3,163)	(3,122)
Prior years	(5,990)	(6,036)
Total paid	(9,153)	(9,158)
Net balance as of March 31	31,810	29,533
Plus: Recoverables	8,333	9,111
Balance as of March 31	$40,143	$38,644
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $731 million and $1.69 billion in the three months ended March 31, 2024 and 2023, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Prior year reserve reestimates included in claims and claims expense (1)
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2024	2023	2024	2023	2024	2023
Three months ended March 31,
Auto	$(67)	$3	$(7)	$(28)	$(74)	$(25)
Homeowners	(40)	(12)	(149)	(8)	(189)	(20)
Other personal lines	55	10	(3)	(7)	52	3
Commercial lines	54	23	(3)	1	51	24
Other business lines	5	1	—	—	5	1
Run-off Property-Liability	4	2	—	—	4	2
Total prior year reserve reestimates	$11	$27	$(162)	$(42)	$(151)	$(15)
(1)Favorable reserve reestimates are shown in parentheses.

30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 9	Reserve for Future Policy Benefits and Contractholder Funds

Rollforward of reserve for future policy benefits (1)
	Three months ended March 31,
	Accident and health		Traditional life		Total
($ in millions)	2024	2023	2024	2023	2024	2023
Present value of expected net premiums
Beginning balance	$1,688	$1,464	$325	$238	$2,013	$1,702
Beginning balance at original discount rate	1,737	1,549	330	246	2,067	1,795
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	(44)	(42)	11	5	(33)	(37)
Adjusted beginning balance	1,693	1,507	341	251	2,034	1,758
Issuances	230	199	32	17	262	216
Interest accrual	18	12	5	3	23	15
Net premiums collected	(98)	(95)	(16)	(12)	(114)	(107)
Ending balance at original discount rate	1,843	1,623	362	259	2,205	1,882
Effect of changes in discount rate assumptions	(81)	(62)	(9)	(5)	(90)	(67)
Ending balance	1,762	1,561	353	254	2,115	1,815

Present value of expected future policy benefits
Beginning balance	2,453	2,229	657	524	3,110	2,753
Beginning balance at original discount rate	2,495	2,316	656	534	3,151	2,850
Effect of changes in cash flow assumptions	(6)	—	—	—	(6)	—
Effect of actual variances from expected experience	(47)	(47)	8	4	(39)	(43)
Adjusted beginning balance	2,442	2,269	664	538	3,106	2,807
Issuances	230	199	33	16	263	215
Interest accrual	25	19	9	6	34	25
Benefit payments	(102)	(99)	(12)	(12)	(114)	(111)
Ending balance at original discount rate	2,595	2,388	694	548	3,289	2,936
Effect of changes in discount rate assumptions	(86)	(53)	(22)	(1)	(108)	(54)
Ending balance	$2,509	$2,335	$672	$547	$3,181	$2,882

Net reserve for future policy benefits (1)	$747	$774	$319	$293	$1,066	$1,067
Less: reinsurance recoverables	80	76	1	2	81	78
Net reserve for future policy benefits, after reinsurance recoverables	$667	$698	$318	$291	$985	$989
(1)Excludes $259 million and $271 million of reserves related to short-duration and other contracts as of March 31, 2024 and 2023, respectively.

Revenue and interest recognized in the condensed consolidated statements of operations
($ in millions)	Three months ended March 31,
	2024	2023
Revenues (1)
Accident and health	$221	$225
Traditional life	34	25
Total	$255	$250

Interest expense (2)
Accident and health	$7	$7
Traditional life	4	3
Total	$11	$10
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
First Quarter 2024 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts.

	As of March 31,
	2024		2023
($ in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Accident and health
Expected future gross premiums	$5,580	$3,807	$5,068	$3,671
Expected future benefits and expenses	3,754	2,509	3,351	2,335
Traditional life
Expected future gross premiums	1,002	687	721	500
Expected future benefits and expenses	1,399	672	1,008	547

Key assumptions used in calculating the reserve for future policy benefits
	As of March 31,
	Accident and health		Traditional life
	2024	2023	2024	2023
Weighted-average duration (in years)	4.3	4.1	15.1	14.1
Weighted-average interest rates
Interest accretion rate (discount rate at contract issuance)	4.96%	5.09%	5.41%	5.50%
Current discount rate (upper-medium grade fixed income yield)	5.02	4.58	5.35	5.03
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
For the first quarter of 2024, actual experience for lapses in accident and health products was higher than expected. For the first quarter of 2023, actual experience for lapses in accident and health products was lower than expected.
For the first quarter of 2024 and 2023, actual experience for lapses in traditional life products was lower than expected.
Contractholder funds

Contractholder funds activity
	Three months ended March 31,
($ in millions)	2024	2023
Beginning balance	$888	$879
Deposits	34	33
Interest credited	9	8
Benefits	(2)	(4)
Surrenders and partial withdrawals	(6)	(5)
Contract charges	(30)	(30)
Other adjustments	(3)	(3)
Ending balance	$890	$878

Components of contractholder funds
Interest-sensitive life insurance	$846	$830
Fixed annuities	44	48
Total	$890	$878

Weighted-average crediting rate	4.20%	4.27%
Net amount at risk (1)	$11,364	$11,780
Cash surrender value	731	722
(1)Guaranteed benefit amounts in excess of the current account balances.
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Account values: comparison of current crediting rate to guaranteed minimum crediting rate (1)
($ in millions) Range of guaranteed minimum crediting rates	At guaranteed minimum	1-50 basis points above	Total
March 31, 2024
Less than 3.00%	$—	$—	$—
3.00% - 3.49%	—	34	34
3.50% - 3.99%	10	—	10
4.00% - 4.49%	437	—	437
4.50% - 4.99%	260	—	260
5.00% or greater	67	—	67
Non-account balances (2)			82
Total	$774	$34	$890

March 31, 2023
Less than 3.00%	$—	$—	$—
3.00% - 3.49%	—	20	20
3.50% - 3.99%	11	—	11
4.00% - 4.49%	431	—	431
4.50% - 4.99%	266	—	266
5.00% or greater	69	—	69
Non-account balances (2)			81
Total	$777	$20	$878
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
($ in millions)	Three months ended March 31,
	2024	2023
Property and casualty insurance premiums earned	$(557)	$(446)
Accident and health insurance premiums and contract charges	(10)	(9)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended March 31,
	2024	2023
Property and casualty insurance claims and claims expense	$(232)	$(320)
Accident, health and other policy benefits	(6)	(8)
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	March 31, 2024	December 31, 2023
Property and casualty
Paid and due from reinsurers and indemnitors	$234	$254
Unpaid losses estimated (including IBNR)	8,333	8,396
Total property and casualty	$8,567	$8,650

Accident and health insurance	159	159
Total	$8,726	$8,809
First Quarter 2024 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended March 31,
	2024	2023
Property and casualty (1) (2)
Beginning balance	$(62)	$(62)
(Increase) decrease in the provision for credit losses	(2)	1
Write-offs	—	—
Ending balance	$(64)	$(61)

Accident and health insurance
Beginning balance	$(3)	$(3)
Increase in the provision for credit losses	—	—
Write-offs	—	—
Ending balance	$(3)	$(3)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Note 11	Deferred Policy Acquisition Costs

Deferred policy acquisition costs activity
($ in millions)	Accident and health	Traditional life	Interest-sensitive life	Total
Three months ended March 31, 2024
Accident and health insurance
Long-duration contracts
Beginning balance	$321	$90	$100	$511
Acquisition costs deferred	26	13	4	43
Amortization charged to income	(20)	(5)	(3)	(28)
Experience adjustment	(10)	(1)	—	(11)
Total	$317	$97	$101	515
Short-duration contracts				31
Property and casualty				5,400
Ending balance				$5,946

Three months ended March 31, 2023
Accident and health insurance
Long-duration contracts
Beginning balance	$322	$79	$101	$502
Acquisition costs deferred	13	6	4	23
Amortization charged to income	(9)	(3)	(4)	(16)
Experience adjustment	(9)	—	—	(9)
Total	$317	$82	$101	500
Short-duration contracts				28
Property and casualty				4,943
Ending balance				$5,471
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 12	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $10 million and $27 million during the three months ended March 31, 2024 and 2023, respectively.
Restructuring expenses during the first quarter of 2024 primarily relate to implementing actions to streamline the organization and outsource operations, and real estate costs related to facilities being vacated. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2023	$40	$1	$41
Expense incurred	4	5	9
Adjustments to liability	1	—	1
Payments and non-cash charges	(12)	(5)	(17)
Restructuring liability as of March 31, 2024	$33	$1	$34
As of March 31, 2024, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $105 million for employee costs and $79 million for exit costs.

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
The aggregate liability balance related to all guarantees was not material as of March 31, 2024.
Regulation and compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or
First Quarter 2024 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

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
36 www.allstate.com

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $87 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings The Company is managing various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. There is a pending lawsuit, Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla. filed January 2019; appeal pending, Eleventh Circuit Court of Appeals), where the federal district court denied class certification and plaintiff’s request to file a renewed motion for class certification. In Revival, on June 2, 2022, the Eleventh Circuit certified to the Florida Supreme Court Allstate’s appeal of the federal district court’s interpretation of the state personal injury protection statute. The Eleventh Circuit is holding determination on plaintiff’s class certification appeal pending the outcome of the Florida Supreme Court certification. The oral argument before the Florida Supreme Court was on March 8, 2023. On April 25, 2024, the Florida Supreme Court issued a decision in the Company’s favor, finding that the Company’s practice with respect to its payment of certain medical provider charges is consistent with the Company’s policy language and with the state personal injury protection statute. While this appeal has been pending, the Company has been managing litigation involving individual plaintiffs.
The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Sims, et al. v. Allstate Fire and Casualty Insurance Company, et al. (W.D. Tex. filed June 2022); Thompson, et al. v. Allstate Insurance Company (Circuit Court of Cole Co., Mo. filed June 2022); Hill v. Allstate Vehicle and Property Insurance Company (Circuit Court of Cole Co., Mo. filed October 2022); and Hernandez v. Allstate Vehicle and Property Insurance Company (D. Ariz. filed
First Quarter 2024 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

April 2023) (the Shumway plaintiff was substituted with Hernandez). No classes have been certified in any of these matters.
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
Settlements in principle have been reached in the following cases: Bass v. Imperial Fire and Casualty Insurance Company (W.D. La. filed February 2022); and Cummings v. Allstate Property and Casualty Insurance Company (M.D. La. filed April 2022).
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
The Company is currently defending its insureds against plaintiffs’ bodily injury lawsuit stemming from a 2018 automobile accident, Equihua v. Chausse and Nash (Superior Court of Los Angeles Co., Cal. filed Jan. 2019). On August 18, 2021, a jury returned a verdict against the insureds. The Company then moved to intervene in the lawsuit on September 9, 2021 and together with the insureds, sought to vacate the judgment and to obtain a new trial. On November 2, 2021, the trial court denied the post-trial motions to vacate the judgment and for a new trial and the Company’s motion to intervene. The Company and the insureds subsequently filed an appeal with the California Court of Appeal, Second District, which affirmed judgment in favor of plaintiffs on November 6, 2023. On December 18, 2023, the insureds filed a petition for review with the California Supreme Court. On February 14, 2024, the California Supreme Court entered an order denying the petition for review. The Company satisfied the judgment on March 19, 2024.
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
In re The Allstate Corp. Securities Litigation was a certified class action filed on November 11, 2016, in the United States District Court for the Northern District of Illinois against the Company and two of its officers asserting claims under the federal securities laws. Plaintiffs alleged that they purchased Allstate common stock during the class period and suffered damages as the result of the conduct alleged. Plaintiffs sought an unspecified amount of damages, costs, attorney’s fees, and other relief. Plaintiffs alleged that the Company and certain senior officers made allegedly material misstatements or omissions concerning claim frequency statistics and the reasons for a claim frequency increase for Allstate brand auto insurance between October 2014 and August 3, 2015.
Plaintiffs further alleged that a senior officer engaged in stock option exercises during that time allegedly while in possession of material nonpublic information about Allstate brand auto insurance claim frequency. The Company, its chairman, president and chief executive officer, and its former president were the named defendants. After the court denied their motion to dismiss on February 27, 2018, defendants answered the complaint, denying plaintiffs’ allegations that there was any misstatement or omission or other misconduct. On June 22, 2018, plaintiffs filed their motion for class certification. On September 12, 2018, the lead plaintiffs amended the complaint to add the
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

City of Providence Employee Retirement System as a proposed class representative. A class was certified on March 26, 2019, vacated by the U.S. Court of Appeals for the Seventh Circuit on July 16, 2020 and remanded for further consideration by the district court. On December 21, 2020, the district court again granted plaintiffs’ motion for class certification and certified a class consisting of all persons who purchased Allstate common stock between October 29, 2014 and August 3, 2015. Defendants’ petition for permission to appeal this ruling was denied on January 28, 2021. Following the close of discovery, defendants moved for summary judgment on March 23, 2022. On July 26, 2022, the court entered its order granting summary judgment in part (as to plaintiffs’ claims relating to certain statements made in October 2014) and denying it as to the remainder of plaintiffs’ claims. On June 28, 2023, the parties reached an agreement in principle to settle the action, without any admission of liability or wrongdoing. The district court granted preliminary approval of the class settlement on September 26, 2023, and granted final approval of the class settlement on December 19, 2023. The settlement became final after the expiration of the time for filing an appeal of the district court’s approval order. No appeal of the district court’s approval order was filed, and the settlement is now final.
The Company is continuing to defend two putative class actions in California federal court, Holland Hewitt v. Allstate Life Insurance Company (E.D. Cal. filed May 2020) and Farley v. Lincoln Benefit Life Company (E.D. Cal. filed Dec. 2020), following the sale of ALIC. On April 19, 2023, the district court certified a class in Farley. LBL is appealing the district court’s order in the Ninth Circuit Court of Appeals. On March 27, 2024, the Magistrate Judge issued his Findings and Recommendations denying class certification in Hewitt. Plaintiffs filed their objection to the Magistrate’s recommendation. In these cases, plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. Similar litigation is pending against other insurance carriers. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the statutes’ effective date. The Company asserts various defenses to plaintiffs’ claims and to class certification.

Note 14	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended March 31,
($ in millions)	2024	2023
Pension benefits
Service cost	$33	$33
Interest cost	58	60
Expected return on plan assets	(77)	(77)
Amortization of prior service credit	—	—
Costs and expenses	14	16
Remeasurement of projected benefit obligation	(25)	123
Remeasurement of plan assets	25	(180)
Remeasurement (gains) losses	—	(57)
Pension net cost (benefit)	$14	$(41)

Postretirement benefits
Service cost	$—	$—
Interest cost	2	3
Amortization of prior service credit	—	(6)
Costs and expenses	2	(3)
Remeasurement of projected benefit obligation	(2)	4
Remeasurement of plan assets	—	—
Remeasurement (gains) losses	(2)	4
Postretirement net cost	$—	$1

Pension and postretirement benefits
Costs and expenses	$16	$13
Remeasurement (gains) losses	(2)	(53)
Total net cost (benefit)	$14	$(40)

First Quarter 2024 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

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

Pension and postretirement benefits remeasurement gains and losses
	Three months ended March 31,
($ in millions)	2024	2023
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$(41)	$124
Other assumptions	14	3
Remeasurement of plan assets (gains) losses	25	(180)
Remeasurement (gains) losses	$(2)	$(53)
Remeasurement gains for the first quarter of 2024 are primarily related to an increase in the liability discount rate, partially offset by unfavorable asset performance compared to expected return on plan assets.
The weighted average discount rate used to measure the pension benefit obligation increased to
5.45% at March 31, 2024 compared to 5.35% at December 31, 2023, resulting in gains for the first quarter of 2024.
For the first quarter of 2024, the actual return on plan assets was lower than the expected return due to lower fixed income valuations from higher market yields, partially offset by strong public equity returns.

Note 15	Supplemental Cash Flow Information
Non-cash investing activities include $34 million and $36 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, and limited partnerships for the three months ended March 31, 2024 and 2023, respectively. Non-cash investing activities include $18 million related to right-of-use property and equipment obtained in exchange for lease obligations for the three months ended March 31, 2024. Non-cash investing activities include $17 million related to right-of-use real estate obtained in exchange for lease obligations and $51 million related to debt assumed by purchaser on sale of real estate for the three months ended March 31, 2023.
Non-cash financing activities include $26 million and $35 million related to the issuance of Allstate common shares for vested equity awards for the three months ended March 31, 2024 and 2023, respectively.

Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $30 million and $33 million for the three months ended March 31, 2024 and 2023, respectively. Non-cash operating activities include $10 million and $4 million related to right-of-use assets obtained in exchange for lease obligations for the three months ended March 31, 2024 and 2023, respectively.
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

($ in millions)	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net change in proceeds managed
Net change in fixed income securities	$(31)	$111
Net change in short-term investments	(127)	93
Operating cash flow (used) provided	$(158)	$204

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,891)	$(2,011)
Liabilities for collateral, end of period	(2,049)	(1,807)
Operating cash flow provided (used)	$158	$(204)
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 16	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended March 31,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(375)	$80	$(295)	$729	$(156)	$573
Less: reclassification adjustment of realized capital gains and losses	(101)	21	(80)	(138)	29	(109)
Unrealized net capital gains and losses	(274)	59	(215)	867	(185)	682
Unrealized foreign currency translation adjustments	10	(2)	8	63	(13)	50
Unamortized pension and other postretirement prior service credit (1)	(1)	—	(1)	(6)	2	(4)
Discount rate for reserve for future policy benefits	32	(7)	25	(11)	2	(9)
Other comprehensive (loss) income	$(233)	$50	$(183)	$913	$(194)	$719
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
First Quarter 2024 Form 10-Q 41

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
The Allstate Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2024, the related condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the three months ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2024, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding a change in accounting principle for the measurement and disclosure of long-duration insurance contracts. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
May 1, 2024
42 www.allstate.com

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and related notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation annual report on Form 10-K for 2023, filed February 21, 2024.
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
On November 1, 2023, we announced that we are pursuing the sale of the Health and Benefits business. We continue to pursue the sale of the business but have not completed the sale process.
Macroeconomic Impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity, such as U.S. government fiscal and monetary policies, the Russia/Ukraine and Israel/Hamas conflicts, supply chain disruptions, labor shortages and other macroeconomic factors that have increased inflation.
These factors have affected our operations and may continue to affect our results of operations, financial condition and liquidity and should be considered when comparing the current period to prior periods. This is not inclusive of all potential impacts and should not be treated as such. Within the MD&A, we have included further disclosures related to macroeconomic impacts on our 2024 results.
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

In the personal property-liability businesses, this has five key components:
•Improving customer value
•Expanding customer access
•Increasing sophistication and investment in customer acquisition
•Deploying new technology ecosystem
•Driving organizational transformation
We are expanding protection services businesses utilizing enterprise capabilities and resources such as the Allstate brand, distribution, analytics, claims, investment expertise, talent and capital.
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability segments and adjusted net income for the Protection Services, Allstate Health and Benefits and Corporate and Other segments. We use these measures in our evaluation of results of operations to analyze profitability.
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

First Quarter 2024 Form 10-Q 43

Highlights

Consolidated net income (loss) applicable to common shareholders
($ in millions)

Consolidated net income applicable to common shareholders was $1.19 billion in the first quarter of 2024 compared to a loss of $346 million in the first quarter of 2023, primarily due to improved underwriting results.

For the twelve months ended March 31, 2024, return on Allstate common shareholders’ equity was 7.6%, an increase of 20.6 points from (13.0)% for the twelve months ended March 31, 2023.

Total revenue
($ in millions)

Total revenues increased 10.7% to $15.26 billion in the first quarter of 2024 compared to the first quarter of 2023, primarily due to an increase of 11.0% in property and casualty insurance premiums earned.

Net investment income
($ in millions)

Net investment income increased $189 million to $764 million in the first quarter of 2024, primarily due to an increase in market-based income reflecting higher fixed income portfolio yields and investment balances, and higher performance-based valuation increases.

Financial highlights
Investments totaled $67.86 billion as of March 31, 2024, increasing from $66.68 billion as of December 31, 2023.
Allstate shareholders’ equity was $18.64 billion as of March 31, 2024, increasing from $17.77 billion as of December 31, 2023, primarily due to net income, partially offset by dividends to shareholders and higher unrealized net capital losses on investments.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $62.27, an increase of 6.2% from $58.65 as of March 31, 2023, and an increase of 4.8% from $59.39 as of December 31, 2023.
Return on average Allstate common shareholders’ equity for the twelve months ended March 31, 2024 was 7.6%, an increase of 20.6 points from (13.0)% for the twelve months ended March 31, 2023. The increase was primarily due to net income applicable to common shareholders for the trailing twelve-month period ending March 31, 2024 compared to a net loss for the twelve-month period ending March 31, 2023.
Pension and other postretirement remeasurement gains and losses We recorded pension and other postretirement remeasurement gains of $2 million in the first quarter of 2024, primarily related to an increase in the liability discount rate, partially offset by unfavorable asset performance compared to expected return on plan assets.
44 www.allstate.com

Summarized consolidated financial results

	Three months ended March 31,
($ in millions)	2024	2023
Revenues
Property and casualty insurance premiums	$13,512	$12,173
Accident and health insurance premiums and contract charges	478	463
Other revenue	669	561
Net investment income	764	575
Net gains (losses) on investments and derivatives	(164)	14
Total revenues	15,259	13,786

Costs and expenses
Property and casualty insurance claims and claims expense	(9,501)	(10,326)
Accident, health and other policy benefits	(296)	(265)
Amortization of deferred policy acquisition costs	(1,939)	(1,744)
Operating, restructuring and interest expenses	(1,992)	(1,829)
Pension and other postretirement remeasurement gains (losses)	2	53
Amortization of purchased intangibles	(69)	(81)
Total costs and expenses	(13,795)	(14,192)

Income (loss) from operations before income tax expense	1,464	(406)

Income tax (expense) benefit	(266)	85

Net income (loss)	1,198	(321)

Less: Net loss attributable to noncontrolling interest	(20)	(1)

Net income (loss) attributable to Allstate	1,218	(320)

Preferred stock dividends	(29)	(26)

Net income (loss) applicable to common shareholders	$1,189	$(346)
Segment highlights
Allstate Protection underwriting income was $903 million in the first quarter of 2024 compared to underwriting loss of $998 million in the first quarter of 2023 due to increased premiums earned and lower catastrophe losses, partially offset by higher non-catastrophe losses and advertising costs. We continue to execute a comprehensive approach to restore auto margins, by raising rates in states not currently achieving acceptable returns, reducing operating expenses and continuing to enhance claims processes to manage loss costs. As auto profitability improves, we are increasing advertising and removing underwriting restrictions to support growth.
Catastrophe losses decreased $960 million to $731 million in the first quarter of 2024 compared to the first quarter of 2023.
Premiums written increased 11.9% to $13.18 billion in the first quarter of 2024 compared to the same period of 2023, reflecting higher premiums in both Allstate and National General brands.

Protection Services adjusted net income was $54 million in the first quarter of 2024 compared to $34 million in the first quarter of 2023. The increase was primarily due to gross margin improvement at Allstate Protection Plans and improved claim severity at Allstate Roadside.
Premiums and other revenue increased 12.1% or $75 million in the first quarter of 2024 compared to the same period of 2023, primarily due to Allstate Protection Plans.
Allstate Health and Benefits adjusted net income was $56 million in the first quarter of 2024 and 2023.
Premiums and contract charges increased 3.2% to $478 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to growth in group health and individual health, partially offset by a decline in employer voluntary benefits.

First Quarter 2024 Form 10-Q 45

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
•PIF: policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy. Commercial lines PIF counts for shared economy agreements reflected contracts that covered multiple rather than individual drivers. Lender-placed policies are excluded from policy counts because relationships are with the lenders.
•New issued applications: item counts of automobile or homeowner insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate brand.
•Average premium - gross written (“average premium”): gross premiums written divided by issued item count. Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals. Average premiums represent the appropriate policy term for each line.
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

46 www.allstate.com

Property-Liability Operations

Underwriting results
	Three months ended March 31,
($ in millions, except ratios)	2024	2023
Premiums written	$13,183	$11,783
Premiums earned	$12,900	$11,635
Other revenue	430	353
Claims and claims expense	(9,349)	(10,180)
Amortization of DAC	(1,608)	(1,452)
Other costs and expenses	(1,417)	(1,279)
Restructuring and related charges (1)	(7)	(21)
Amortization of purchased intangibles	(51)	(57)
Underwriting income (loss)	$898	$(1,001)

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$893	$1,733
Catastrophe reserve reestimates (2)	(162)	(42)
Total catastrophe losses	$731	$1,691

Non-catastrophe reserve reestimates (2)	$11	$27
Prior year reserve reestimates (2)	(151)	(15)

GAAP operating ratios
Loss ratio	72.4	87.5
Expense ratio (3)	20.6	21.1
Combined ratio	93.0	108.6
Effect of catastrophe losses on combined ratio	5.7	14.5
Effect of prior year reserve reestimates on combined ratio	(1.2)	(0.1)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(1.3)	(0.4)
Effect of restructuring and related charges on combined ratio (1)	0.1	0.2
Effect of amortization of purchased intangibles on combined ratio	0.3	0.5
Effect of Run-off Property-Liability business on combined ratio	—	—
(1)Restructuring and related charges for the first quarter of 2024 primarily relate to implementing actions to streamline the organization and outsource operations, and real estate costs related to facilities being vacated. See Note 12 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
First Quarter 2024 Form 10-Q 47

Segment Results Allstate Protection
Allstate Protection Segment

Underwriting results
	Three months ended March 31,
($ in millions)	2024	2023
Premiums written	$13,183	$11,783
Premiums earned	$12,900	$11,635
Other revenue	430	353
Claims and claims expense	(9,345)	(10,178)
Amortization of DAC	(1,608)	(1,452)
Other costs and expenses	(1,416)	(1,278)
Restructuring and related charges	(7)	(21)
Amortization of purchased intangibles	(51)	(57)
Underwriting income (loss)	$903	$(998)
Catastrophe losses	$731	$1,691
Underwriting income was $903 million in the first quarter of 2024 compared to underwriting loss of $998 million in the first quarter of 2023 due to increased premiums earned and lower catastrophe losses, partially offset by higher non-catastrophe losses and advertising costs. We continue to execute a comprehensive approach to restore auto margins, by raising rates in states not currently achieving acceptable returns, reducing operating expenses and continuing to enhance claims processes to manage loss costs. As auto profitability improves, we are increasing advertising and removing underwriting restrictions to support growth.

Change in underwriting results from prior year period - three months ended
($ in millions)

Underwriting income (loss) by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2024	2023	2024	2023	2024	2023
Three months ended March 31,
Auto	$261	$(332)	$90	$(14)	$351	$(346)
Homeowners	568	(508)	(4)	(26)	564	(534)
Other personal lines	2	(90)	5	1	7	(89)
Commercial lines	(69)	(64)	(1)	4	(70)	(60)
Other business lines (1)	28	22	20	7	48	29
Answer Financial					3	2
Total	$790	$(972)	$110	$(28)	$903	$(998)
(1)Other business lines represents commissions earned and other costs and expenses for Ivantage, non-proprietary life and annuity products, and lender-placed products.

48 www.allstate.com

Allstate Protection Segment Results
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

Premiums written by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2024	2023	2024	2023	2024	2023
Three months ended March 31,
Auto	$7,399	$6,826	$1,958	$1,523	$9,357	$8,349
Homeowners	2,517	2,210	357	324	2,874	2,534
Other personal lines	519	492	141	56	660	548
Commercial lines	74	177	83	50	157	227
Other business lines	—	—	135	125	135	125
Total premiums written	$10,509	$9,705	$2,674	$2,078	$13,183	$11,783

Premiums earned by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2024	2023	2024	2023	2024	2023
Three months ended March 31,
Auto	$7,173	$6,660	$1,605	$1,248	$8,778	$7,908
Homeowners	2,767	2,488	387	322	3,154	2,810
Other personal lines	564	521	95	41	659	562
Commercial lines	100	183	69	49	169	232
Other business lines	—	—	140	123	140	123
Total premiums earned	$10,604	$9,852	$2,296	$1,783	$12,900	$11,635

Reconciliation of premiums written to premiums earned
	Three months ended March 31,
($ in millions)	2024	2023
Total premiums written	$13,183	$11,783
(Increase) decrease in unearned premiums	(237)	(127)
Other	(46)	(21)
Total premiums earned	$12,900	$11,635

Policies in force by brand and by line of business
	Allstate brand		National General		Allstate Protection
PIF (thousands)	2024	2023	2024	2023	2024	2023
As of March 31,
Auto	20,038	21,142	5,169	4,591	25,207	25,733
Homeowners	6,681	6,621	683	641	7,364	7,262
Other personal lines	4,489	4,607	360	306	4,849	4,913
Commercial lines	131	199	142	108	273	307
Total	31,339	32,569	6,354	5,646	37,693	38,215
Auto insurance premiums written increased 12.1% or $1.01 billion in the first quarter of 2024 compared to the first quarter of 2023 primarily due to the following factors:
•Increased average premiums driven by rate increases. In the three months ended March 31, 2024:
–Rate increases of 8.4% were taken for Allstate brand in 27 locations, resulting in total Allstate brand insurance premium impact of 2.4%
–Rate increases of 9.6% were taken for National General brand in 27 locations, resulting in total
National General brand insurance premium impact of 4.1%
•We expect to continue to pursue rate increases for both Allstate and National General brands in states currently not achieving acceptable returns to offset increases in loss costs throughout 2024
•PIF decreased 2.0% or 526 thousand to 25,207 thousand as of March 31, 2024 compared to March 31, 2023
•Renewal ratio increased 0.3 points in the first quarter compared to the first quarter of 2023
First Quarter 2024 Form 10-Q 49

Segment Results Allstate Protection
•Increased new issued applications driven by growth in all channels
•The impact of the ongoing rate increases and underwriting restrictions have and may continue to have an adverse effect on the renewal ratio, premiums and future PIF growth

Auto premium measures and statistics
	Three months ended March 31,
	2024	2023	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	800	751	6.5%
National General	870	783	11.1
Total new issued applications	1,670	1,534	8.9

Allstate brand average premium	$823	$726	13.4%
Allstate brand renewal ratio (%)	86.0	85.7	0.3
Homeowners insurance premiums written increased 13.4% or $340 million in the first quarter of 2024 compared to the first quarter of 2023 primarily due to the following factors:
•Higher Allstate brand average premiums from implemented rate increases and inflation in insured home replacement costs, combined with policies in force growth
•In the three months ended March 31, 2024, rate increases of 11.7% were taken for Allstate brand in 15 locations, resulting in total Allstate brand insurance premium impact of 3.4%
•National General policy growth may be negatively impacted in future quarters as we improve certain underwriting margins to targeted levels through underwriting and rate actions. In the three months ended March 31, 2024, rate increases of 14.0% were taken for National General brand in 12 locations, resulting in total National General brand insurance premium impact of 1.6%
•Increased new issued applications driven by growth in the exclusive agency and direct channels, partially offset by a decline in the independent agency channel
•Policy growth is being reduced in states and lines of business that are underperforming. We are no longer writing new homeowners business in California, New Jersey and Florida, and we may take further actions to reduce our exposure, which have and will continue to negatively impact premiums
•We may not be able to grow in certain states without regulatory or legislative reforms that enable customers to be provided coverage at appropriate risk adjusted returns
•The impact of the ongoing rate increases has and may continue to have an adverse effect on the renewal ratio, premiums and future PIF growth

Homeowners premium measures and statistics
	Three months ended March 31,
	2024	2023	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	259	230	12.6%
National General	32	35	(8.6)
Total new issued applications	291	265	9.8

Allstate brand average premium	$1,912	$1,706	12.1%
Allstate brand renewal ratio (%)	87.1	86.3	0.8
Other personal lines premiums written increased 20.4% or $112 million in the first quarter of 2024 compared to the first quarter of 2023 primarily due to increases in landlords policies for Allstate brand. We are no longer writing condominium new business in California and Florida and we are non-renewing certain policies in Florida, which may negatively impact premiums.
Commercial lines premiums written decreased 30.8% or $70 million in the first quarter of 2024 compared to the first quarter of 2023 due to profitability actions taken to no longer offer coverage to transportation network companies unless the contracts utilize telematics-based pricing and the Allstate brand exiting traditional commercial insurance in five states, which will continue to negatively impact premiums.
Other business lines premiums written increased 8.0% or $10 million in the first quarter of 2024 compared to the first quarter of 2023.

50 www.allstate.com

Allstate Protection Segment Results
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2024	2023	2024	2023	2024	2023
Three months ended March 31,
Auto	75.4	83.4	20.6	21.0	96.0	104.4
Homeowners	60.3	98.5	21.8	20.5	82.1	119.0
Other personal lines	85.6	93.8	13.3	22.0	98.9	115.8
Commercial lines	115.4	102.2	26.0	23.7	141.4	125.9
Other business lines	44.3	43.1	21.4	33.3	65.7	76.4

Total	72.4	87.5	20.6	21.1	93.0	108.6
Impact of amortization of purchased intangibles			0.3	0.5	0.3	0.5
Impact of restructuring and related charges			0.1	0.2	0.1	0.2
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2024	2023	2024	2023	2024	2023	2024	2023
Three months ended March 31,
Auto	75.4	83.4	1.2	1.2	(0.8)	(0.3)	(0.1)	(0.4)
Homeowners	60.3	98.5	17.6	51.6	(6.0)	(0.7)	(4.7)	(0.2)
Other personal lines	85.6	93.8	9.3	23.8	7.9	0.5	(0.4)	(1.3)
Commercial lines	115.4	102.2	0.6	3.9	30.2	10.3	(1.7)	0.4
Other business lines	44.3	43.1	5.0	4.9	3.6	0.8	—	—
Total	72.4	87.5	5.7	14.5	(1.2)	(0.1)	(1.3)	(0.4)
(1)The ten-year average effect of catastrophe losses on the total combined ratio was 7.1 points in the first quarter of 2024.

Auto underwriting results
	For the periods ended
	2024	2023				2022
($ in millions, except ratios)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Underwriting income (loss)	$351	$93	$(178)	$(678)	$(346)	$(974)	$(1,315)	$(578)	$(147)
Loss ratio	75.4	78.5	81.4	87.9	83.4	90.6	95.3	84.9	77.6
Effect of prior year non-catastrophe reserve reestimates on combined ratio	(0.7)	1.7	0.3	1.4	(0.1)	2.3	8.5	3.8	2.1
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
Auto loss ratio decreased 8.0 points in the first quarter of 2024 compared to the same period of 2023 driven by increased earned premiums. Estimated report year 2024 incurred claim severity for Allstate brand increased compared to report year 2023 for major coverages due to higher part costs and labor rates for repairable vehicles, a higher mix of total losses, an increase in claims with attorney representation, higher medical consumption, and inflation. Gross claim frequency decreased relative to the prior year. We continue to enhance our claims practices to manage loss costs by increasing resources and expanding re-inspections, accelerating resolution of bodily injury claims, and negotiating improved vendor services and parts agreements.
First Quarter 2024 Form 10-Q 51

Segment Results Allstate Protection
Homeowners loss ratio decreased 38.2 points in the first quarter of 2024 compared to the same period of 2023, primarily due to lower catastrophe losses and increased premiums earned.
Gross claim frequency decreased in the first quarter of 2024 compared to the same period of 2023 due to fewer wind/hail and fire claims reported. Paid claim severity increased in the first quarter of 2024 compared to the same period of 2023 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowners paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio decreased 8.2 points in the first quarter of 2024 compared to the first quarter of 2023 primarily due to increased premiums earned and lower catastrophe losses, partially offset by increased severity.
Commercial lines loss ratio increased 13.2 points in the first quarter of 2024 compared to the same period of 2023, primarily due to premiums earned decreasing as a result of profitability actions taken and higher unfavorable reserve reestimates related to the shared economy business.
Other business lines loss ratio increased 1.2 points in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher non-catastrophe losses and unfavorable prior year reserve reestimates.
Catastrophe losses decreased $960 million to $731 million in the first quarter of 2024 compared to the first quarter of 2023 primarily due to a decrease in number of events and lower losses per event compared to historically high levels in the prior year.
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

Catastrophe losses by the type of event
	Three months ended March 31,
($ in millions)	Number of events	2024	Number of events	2023
Tornadoes	—	$—	2	$133
Wind/hail	18	726	22	1,498
Wildfires	2	9	—	—
Freeze/other events	1	158	4	102
Prior year reserve reestimates		(162)		(42)
Total catastrophe losses	21	$731	28	$1,691
Catastrophe reinsurance The catastrophe reinsurance program is part of our catastrophe management strategy, which is intended to provide our shareholders with an acceptable return on the risks assumed in our personal lines business, reduce earnings variability, and provide protection to our customers. Our current catastrophe reinsurance program supports our risk and return framework which incorporates our robust economic capital model and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires and adjusts based on premium and insured value growth. As of March 31, 2024, the modeled 1-in-100 probable maximum loss for hurricane, wildfire and earthquake perils is approximately $2.5 billion, net of reinsurance. We continually review our aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
52 www.allstate.com

Allstate Protection Segment Results
We have placed coverage related to our 2024-2025 Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”), the National General Reciprocal Excess Catastrophe Program, the Kentucky Earthquake Excess Catastrophe Reinsurance Contract, and the Canada Catastrophe Excess Reinsurance Contract. The Florida Excess Catastrophe Reinsurance Program and the National General Lender Services Program will be completed in the second quarter of 2024. We are continuing to evaluate complimentary coverage that, if purchased, we expect to have in place by June 1, 2024.
Similar to our 2023 program, our 2024 program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes and earthquakes.
The Nationwide Program provides coverage up to $7.90 billion of loss less retentions of $500 million to $1.00 billion, and is subject to the percentage of reinsurance placed in each of its agreements. Property business in the state of Florida is excluded from this program. Separate reinsurance agreements address the distinct needs of separately capitalized legal entities. The Nationwide Program includes reinsurance agreements with both the traditional and insurance-linked securities (“ILS”) markets as described below:
•Core traditional market multi-year and per occurrence agreements provide limits totaling $5.00 billion for catastrophe losses arising out of multiple perils and are comprised of the following:
–Multi-year contracts providing combined $3.25 billion of placed limits exhausting at $4.25 billion, with a 5% co-participation and one annual reinstatement. One third of the contracts are structured with the first $250 million in excess of $500 million retained by the Company with remaining contracts attaching at a $1.00 billion retention.
–Two eight-year term contracts providing combined $236 million of placed limits, both with a 5% co-participation and one reinstatement of limits over each contract’s term.
–Five single-year contracts providing combined $1.52 billion of placed limits filling capacity around the multi-year and ILS placements, with two contracts providing one reinstatement of limits.
•ILS placements provide $1.95 billion of placed limits, with no reinstatement of limits, and are comprised of the following:
–Six contracts providing occurrence coverage of $1.30 billion of placed limits, reinsuring losses in all states except Florida caused by named storms, earthquakes and fire following earthquakes, severe weather, wildfires, and other naturally occurring or man-made events determined to be a catastrophe by the Company.
–Two contracts providing occurrence and aggregate coverage of $325 million of placed limits, also provide that for each annual period beginning April 1, Allstate declared catastrophes to personal lines property and automobile business can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limits. Recoveries are limited to the ultimate net loss from the reinsured event.
–Two contracts, providing aggregate coverage of $325 million of placed limits.
National General Reciprocal Excess Catastrophe Reinsurance Contracts are placed in the traditional market and provide $445 million of placed limits, subject to a $15 million retention, with one reinstatement of limits.
Kentucky Earthquake Excess Catastrophe Reinsurance Contract is placed in the traditional market and provides $27 million of placed limits, subject to a $2 million retention, with one reinstatement of limits.
Canada Catastrophe Excess of Loss Reinsurance Contract is placed in the traditional market and provides CAD 355 million of placed limits, subject to a CAD 75 million retention, with one reinstatement of limits.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the first quarter of 2024 was $286 million compared to $219 million in the first quarter of 2023. Catastrophe placement premiums reduce net written and earned premium with approximately 78% of the reduction related to homeowners premium.
Prior year reserve reestimates Favorable reserve reestimates, including catastrophes, were $155 million in the first quarter of 2024 primarily due to favorable reserve reestimates in homeowners lines and physical damage coverages in personal auto lines, partially offset by unfavorable reserve reestimates in other personal lines and commercial lines.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 8 of the condensed consolidated financial statements.
First Quarter 2024 Form 10-Q 53

Segment Results Allstate Protection

Prior year reserve reestimates
	Three months ended March 31,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2024	2023	2024	2023
Auto	$(74)	$(25)	(0.6)	(0.2)
Homeowners	(189)	(20)	(1.4)	(0.1)
Other personal lines	52	3	0.4	—
Commercial lines	51	24	0.4	0.2
Other business lines	5	1	—	—
Total Allstate Protection	$(155)	$(17)	(1.2)	(0.1)

Allstate brand	$(177)	$(54)	(1.4)	(0.4)
National General	22	37	0.2	0.3
Total Allstate Protection	$(155)	$(17)	(1.2)	(0.1)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.
Expense ratio decreased 0.5 points in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher earned premium growth relative to fixed costs and lower employee-related costs, partially offset by an increase in advertising costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
($ in millions, except ratios)	2024	2023	Change
Amortization of DAC	$1,608	$1,452	$156
Advertising expense	283	158	125
Amortization of purchased intangibles	51	57	(6)
Other costs and expenses, net of other revenue	703	767	(64)
Restructuring and related charges	7	21	(14)
Total underwriting expenses	$2,652	$2,455	$197

Premiums earned	$12,900	$11,635	$1,265

Expense ratio
Amortization of DAC	12.5	12.5	—
Advertising expense	2.2	1.3	0.9
Other costs and expenses	5.5	6.6	(1.1)
Subtotal	20.2	20.4	(0.2)
Amortization of purchased intangibles	0.3	0.5	(0.2)
Restructuring and related charges	0.1	0.2	(0.1)
Total expense ratio	20.6	21.1	(0.5)
54 www.allstate.com

Run-off Property-Liability Segment Results
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended March 31,
	2024	2023
Claims and claims expense	$(4)	$(2)
Operating costs and expenses	(1)	(1)
Underwriting loss	$(5)	$(3)

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	March 31, 2024	December 31, 2023
Asbestos claims
Gross reserves	$1,151	$1,166
Reinsurance	(358)	(362)
Net reserves	793	804
Environmental claims
Gross reserves	327	331
Reinsurance	(63)	(64)
Net reserves	264	267
Other run-off claims
Gross reserves	440	445
Reinsurance	(67)	(72)
Net reserves	373	373
Total
Gross reserves	1,918	1,942
Reinsurance	(488)	(498)
Net reserves	$1,430	$1,444

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	March 31, 2024	December 31, 2023
Direct excess commercial insurance
Gross reserves	$1,098	$1,114
Reinsurance	(377)	(382)
Net reserves	721	732
Assumed reinsurance coverage
Gross reserves	596	603
Reinsurance	(53)	(54)
Net reserves	543	549
Direct primary commercial insurance
Gross reserves	138	140
Reinsurance	(57)	(61)
Net reserves	81	79
Other run-off business
Gross reserves	1	1
Reinsurance	—	—
Net reserves	1	1
Unallocated loss adjustment expenses
Gross reserves	85	84
Reinsurance	(1)	(1)
Net reserves	84	83
Total
Gross reserves	1,918	1,942
Reinsurance	(488)	(498)
Net reserves	$1,430	$1,444
First Quarter 2024 Form 10-Q 55

Segment Results Run-off Property-Liability

Percentage of gross and ceded reserves by case and IBNR
	March 31, 2024		December 31, 2023
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	56%	44%	57%	43%
Ceded (2)	60	40	63	37
Assumed reinsurance coverage
Gross reserves	33	67	32	68
Ceded	44	56	43	57
Direct primary commercial insurance
Gross reserves	59	41	59	41
Ceded	86	14	83	17
(1)Approximately 70% and 68% of gross case reserves as of March 31, 2024 and December 31, 2023, respectively, are subject to settlement agreements.
(2)Approximately 75% and 72% of ceded case reserves as of March 31, 2024 and December 31, 2023, respectively, are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended March 31,
	2024	2023
Direct excess commercial insurance
Gross (1)	$16	$23
Ceded (2)	(6)	(5)
Assumed reinsurance coverage
Gross	6	5
Ceded	—	(1)
Direct primary commercial insurance
Gross	1	1
Ceded	—	—
(1)In the first quarter of 2024 and 2023, 85% and 87% of payments, respectively, related to settlement agreements.
(2)In the first quarter of 2024 and 2023, 89% and 92% of payments, respectively, related to settlement agreements.
Total net reserves as of March 31, 2024, included $755 million or 53% of estimated IBNR reserves compared to $762 million or 53% of estimated IBNR reserves as of December 31, 2023.
Total gross payments were $23 million for the first quarter of 2024 compared to $29 million for the first quarter of 2023. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $11 million for the first quarter of 2024 compared to $15 million for the first quarter of 2023.

56 www.allstate.com

Protection Services Segment Results
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended March 31,
	2024	2023
Premiums written	$627	$619

Revenues
Premiums	$612	$538
Other revenue	85	84
Intersegment insurance premiums and service fees (1)	35	33
Net investment income	21	16

Costs and expenses
Claims and claims expense	(158)	(153)
Amortization of DAC	(289)	(251)
Operating costs and expenses	(234)	(221)
Restructuring and related charges	(1)	(1)

Income tax expense on operations	(17)	(11)

Less: noncontrolling interest	—	—

Adjusted net income	$54	$34

Allstate Protection Plans	$40	$28
Allstate Dealer Services	6	7
Allstate Roadside	11	4
Arity	(4)	(4)
Allstate Identity Protection	1	(1)
Adjusted net income	$54	$34

Allstate Protection Plans	148,086	136,591
Allstate Dealer Services	3,758	3,839
Allstate Roadside	565	536
Allstate Identity Protection	3,031	3,206
Policies in force as of March 31 (in thousands)	155,440	144,172
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Adjusted net income increased 58.8% or $20 million in the first quarter of 2024 compared to the first quarter of 2023, due to gross margin improvement at Allstate Protection Plans and improved claim severity at Allstate Roadside.
Premiums written increased 1.3% or $8 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to growth at Allstate Protection Plans, partially offset by lower sales at Allstate Dealer Services.
PIF increased 7.8% or 11 million as of March 31, 2024 compared to March 31, 2023 due to growth at Allstate Protection Plans.
Other revenue increased 1.2% or $1 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher advertising and Mobility Intelligence product sales at Arity.
Intersegment premiums and service fees increased 6.1% or $2 million in the first quarter of 2024 compared to the first quarter of 2023, driven by increased hardware revenue at Arity.
Claims and claims expense increased 3.3% or $5 million in the first quarter 2024 compared to the first quarter of 2023, primarily driven by growth at Allstate Protection Plans, partially offset by lower claim severity at Allstate Roadside.
Amortization of DAC increased 15.1% or $38 million in the first quarter of 2024 compared to the first quarter of 2023, driven by growth at Allstate Protection Plans.
Operating costs and expenses increased 5.9% or $13 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to growth at Allstate Protection Plans.
First Quarter 2024 Form 10-Q 57

Segment Results Allstate Health and Benefits
Allstate Health and Benefits Segment

Summarized financial information
	Three months ended March 31,
($ in millions)	2024	2023
Revenues
Accident and health insurance premiums and contract charges	$478	$463
Other revenue	134	101
Net investment income	23	19

Costs and expenses
Accident, health and other policy benefits	(296)	(265)
Amortization of DAC	(42)	(41)
Operating costs and expenses	(225)	(203)
Restructuring and related charges	(1)	(4)

Income tax expense on operations	(15)	(14)
Adjusted net income	$56	$56

Benefit ratio (1)	60.0	55.5

Employer voluntary benefits (2)	3,594	3,799
Group health (3)	146	127
Individual health (4)	453	413
Policies in force as of March 31 (in thousands)	4,193	4,339
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $9 million and $8 million for the three months ended March 31, 2024 and 2023, respectively, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Adjusted net income in the first quarter of 2024 was comparable to the first quarter of 2023 due to an increase in individual health, offset by a decline in employer voluntary benefits.
Premiums and contract charges increased 3.2% or $15 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to growth in group health and individual health, partially offset by a decline in employer voluntary benefits.

Premiums and contract charges by line of business
	Three months ended March 31,
($ in millions)	2024	2023
Employer voluntary benefits	$248	$255
Group health	118	107
Individual health	112	101
Premiums and contract charges	$478	$463
Other revenue increased $33 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to an increase in individual health and group health administrative fees.
Accident, health and other policy benefits increased 11.7% or $31 million in the first quarter of 2024 compared to the first quarter of 2023, primarily from growth in group health and individual health and higher benefit utilization.
Accident, health and other policy benefits include changes in the reserve for future policy benefits, expected development on reported claims, and reserves for incurred but not reported claims as shown in Note 9.

Benefit ratio increased 4.5 points to 60.0 in the first quarter of 2024 compared to 55.5 in the first quarter of 2023 primarily due to higher benefit utilization across all lines of business.
Amortization of DAC increased 2.4% or $1 million in the first quarter of 2024 compared to the first quarter of 2023.
58 www.allstate.com

Allstate Health and Benefits Segment Results

Operating costs and expenses
	Three months ended March 31,
($ in millions)	2024	2023
Non-deferrable commissions	$91	$79
General and administrative expenses	134	124
Total operating costs and expenses	$225	$203
Operating costs and expenses increased $22 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to growth in individual health and group health and investments in the business.
First Quarter 2024 Form 10-Q 59

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	March 31, 2024
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$45,611	$1,854	$1,764	$1,548	$50,777
Equity securities (3)	1,492	228	54	609	2,383
Mortgage loans, net	699	—	116	—	815
Limited partnership interests	8,550	—	—	12	8,562
Short-term investments (4)	3,751	144	117	306	4,318
Other investments, net	884	—	120	—	1,004
Total	$60,987	$2,226	$2,171	$2,475	$67,859
Percent to total	89.9%	3.3%	3.2%	3.6%	100.0%

Market-based	$51,269	$2,226	$2,171	$2,249	$57,915
Performance-based	9,718	—	—	226	9,944
Total	$60,987	$2,226	$2,171	$2,475	$67,859
(1)    Balances reflect the elimination of related party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $46.47 billion, $1.91 billion, $1.89 billion, $1.57 billion and $51.84 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of March 31, 2024, was $211 million in excess of cost. These net gains were primarily concentrated in the technology and banking sectors. Equity securities include $913 million of funds with underlying investments in fixed income securities as of March 31, 2024.
(4)    Short-term investments are carried at fair value.
Investments totaled $67.86 billion as of March 31, 2024, increasing from $66.68 billion as of December 31, 2023, primarily due to positive operating cash flows, partially offset by dividends to shareholders and lower fixed income valuations.
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
Investments in the Middle East As of March 31, 2024, we have approximately $42 million investment exposure in the Middle East, of which approximately $39 million is held in Israel, which is primarily indirect exposure through foreign funds managed by external asset managers.
60 www.allstate.com

Investments

Portfolio composition by investment strategy
	March 31, 2024
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$50,665	$112	$50,777
Equity securities	1,722	661	2,383
Mortgage loans, net	815	—	815
Limited partnership interests	158	8,404	8,562
Short-term investments	4,318	—	4,318
Other investments, net	237	767	1,004
Total	$57,915	$9,944	$67,859
Percent to total	85.3%	14.7%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(1,060)	$—	$(1,060)
Short-term investments	(2)	—	(2)
Other	(2)	—	(2)
Total	$(1,064)	$—	$(1,064)
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	March 31, 2024	December 31, 2023
U.S. government and agencies	$10,030	$8,619
Municipal	5,392	6,006
Corporate	32,269	31,205
Foreign government	1,240	1,290
Asset-backed securities (“ABS”)	1,846	1,745
Total fixed income securities	$50,777	$48,865
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
As of March 31, 2024, 91.4% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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

First Quarter 2024 Form 10-Q 61

Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	March 31, 2024
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$10,030	$(112)	$—	$—	$—	$—
Municipal	5,269	(100)	116	(1)	5	—
Corporate
Public	7,305	(102)	15,849	(476)	599	(17)
Privately placed	1,804	(48)	3,017	(96)	1,980	(44)
Total corporate	9,109	(150)	18,866	(572)	2,579	(61)
Foreign government	1,239	(15)	1	—	—	—
ABS	1,752	1	13	—	30	—
Total fixed income securities	$27,399	$(376)	$18,996	$(573)	$2,614	$(61)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$10,030	$(112)
Municipal	—	—	2	2	5,392	(99)
Corporate
Public	115	(2)	2	2	23,870	(595)
Privately placed	1,442	(38)	156	(20)	8,399	(246)
Total corporate	1,557	(40)	158	(18)	32,269	(841)
Foreign government	—	—	—	—	1,240	(15)
ABS	—	—	51	6	1,846	7
Total fixed income securities	$1,557	$(40)	$211	$(10)	$50,777	$(1,060)
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
Equity securities of $2.38 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $815 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests include $7.27 billion of interests in private equity funds, $1.14 billion of interests in real estate funds and $158 million of interests in other funds as of March 31, 2024. We have commitments to invest additional amounts in limited partnership interests totaling $3.01 billion as of March 31, 2024.
Other investments include $164 million of bank loans, net, and $717 million of direct investments in real estate as of March 31, 2024.
62 www.allstate.com

Investments

Unrealized net capital gains (losses)
	March 31,	December 31,
($ in millions)	2024	2023
U.S. government and agencies	$(112)	$(5)
Municipal	(99)	(43)
Corporate	(841)	(746)
Foreign government	(15)	4
ABS	7	6
Fixed income securities	(1,060)	(784)
Short-term investments	(2)	(1)
Derivatives	(2)	(2)
Equity method of accounting (“EMA”) limited partnerships	—	(4)
Unrealized net capital gains and losses, pre-tax	$(1,064)	$(791)

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
March 31, 2024
Corporate
Banking	$4,060	$24	$(114)	$3,970
Basic industry	1,055	5	(38)	1,022
Capital goods	2,971	21	(98)	2,894
Communications	2,711	17	(124)	2,604
Consumer goods (cyclical and non-cyclical)	7,687	68	(252)	7,503
Financial services	2,046	12	(81)	1,977
Energy	2,669	33	(58)	2,644
Technology	2,914	19	(148)	2,785
Transportation	1,037	8	(39)	1,006
Utilities	5,569	63	(132)	5,500
Other	391	3	(30)	364
Total corporate fixed income portfolio	33,110	273	(1,114)	32,269
U.S. government and agencies	10,142	56	(168)	10,030
Municipal	5,491	61	(160)	5,392
Foreign government	1,255	4	(19)	1,240
ABS	1,839	14	(7)	1,846
Total fixed income securities	$51,837	$408	$(1,468)	$50,777

December 31, 2023
Corporate
Banking	$4,189	$31	$(135)	$4,085
Basic industry	1,007	7	(42)	972
Capital goods	2,800	33	(97)	2,736
Communications	2,767	33	(115)	2,685
Consumer goods (cyclical and non-cyclical)	6,813	93	(251)	6,655
Financial services	2,111	17	(88)	2,040
Energy	2,645	35	(63)	2,617
Technology	2,800	21	(153)	2,668
Transportation	1,104	13	(45)	1,072
Utilities	5,330	109	(123)	5,316
Other	385	5	(31)	359
Total corporate fixed income portfolio	31,951	397	(1,143)	31,205
U.S. government and agencies	8,624	114	(119)	8,619
Municipal	6,049	109	(152)	6,006
Foreign government	1,286	17	(13)	1,290
ABS	1,739	13	(7)	1,745
Total fixed income securities	$49,649	$650	$(1,434)	$48,865

First Quarter 2024 Form 10-Q 63

Investments
Gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Equity securities by sector
	March 31, 2024			December 31, 2023
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$34	$44	$78	$30	$38	$68
Basic Industry	9	2	11	9	2	11
Capital Goods	77	(24)	53	77	(27)	50
Energy	32	6	38	32	3	35
Funds
Equities	273	38	311	258	12	270
Fixed income	937	(24)	913	1,038	(15)	1,023
Other	62	2	64	58	5	63
Total funds	1,272	16	1,288	1,354	2	1,356
Transportation	13	22	35	16	23	39
Utilities	59	7	66	59	1	60
Other (1)	676	138	814	667	125	792
Total equity securities	$2,172	$211	$2,383	$2,244	$167	$2,411
(1)As of March 31, 2024, other is generally comprised of consumer goods, technology, REITs, financial services and communications sectors.

Net investment income
	Three months ended March 31,
($ in millions)	2024	2023
Fixed income securities	$526	$390
Equity securities	15	11
Mortgage loans	9	8
Limited partnership interests	199	134
Short-term investments	67	66
Other investments	21	41
Investment income, before expense	837	650
Investment expense
Investee level expenses	(10)	(17)
Securities lending expense	(25)	(21)
Operating costs and expenses	(38)	(37)
Total investment expense	(73)	(75)
Net investment income	$764	$575

Property-Liability	$702	$509
Protection Services	21	16
Allstate Health and Benefits	23	19
Corporate and Other	18	31
Net investment income	$764	$575

Market-based	$626	$508
Performance-based	211	142
Investment income, before expense	$837	$650
Net investment income increased $189 million in the first quarter of 2024 compared to the same period of 2023, primarily due to higher market-based and performance-based investment results.
64 www.allstate.com

Investments

Performance-based investment income
	Three months ended March 31,
($ in millions)	2024	2023
Private equity	$196	$105
Real estate	15	37
Total performance-based income before investee level expenses	$211	$142

Investee level expenses (1)	(10)	(16)
Total performance-based income	$201	$126
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income increased $75 million in the first quarter of 2024 compared to the same period of 2023, primarily due to higher private equity valuation increases.
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

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended March 31,
($ in millions)	2024	2023
Sales	$(111)	$(120)
Credit losses (1)	(115)	(12)
Valuation change of equity investments - appreciation (decline):
Equity securities	66	148
Equity fund investments in fixed income securities	(4)	19
Limited partnerships (2)	8	31
Total valuation of equity investments	70	198
Valuation change and settlements of derivatives	(8)	(52)
Net gains (losses) on investments and derivatives, pre-tax	(164)	14
Income tax benefit (expense)	36	(6)
Net gains (losses) on investments and derivatives, after-tax	$(128)	$8

Property-Liability (1)	$(127)	$6
Protection Services	(3)	(1)
Allstate Health and Benefits	1	2
Corporate and Other	1	1
Net gains (losses) on investments and derivatives, after-tax	$(128)	$8

Market-based (1)	$(185)	$(3)
Performance-based	21	17
Net gains (losses) on investments and derivatives, pre-tax	$(164)	$14
(1)Includes $123 million loss related to the valuation allowance established for the surplus notes issued by Adirondack Insurance Exchange and New Jersey Skylands Insurance Association (together “Reciprocal Exchanges”). See Note 7 for further details.
(2)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in the first quarter of 2024 related primarily to a valuation allowance established for surplus notes issued by the Reciprocal Exchanges and losses on sales of fixed income securities, partially offset by valuation gains on equity securities.
Net losses on sales in the first quarter of 2024 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Net losses on valuation change and settlements of derivatives of $8 million in the first quarter of 2024 primarily related to net losses on equity futures used to manage equity exposure and net losses on interest rate futures used to manage duration, partially offset by gains on foreign currency contracts used to manage foreign currency risk.
First Quarter 2024 Form 10-Q 65

Investments

Net gains (losses) on performance-based investments and derivatives
	Three months ended March 31,
($ in millions)	2024	2023
Sales	$(4)	$8
Credit losses	(4)	(3)
Valuation change of equity investments	18	19
Valuation change and settlements of derivatives	11	(7)
Total performance-based	$21	$17
Net gains on performance-based investments and derivatives in the first quarter of 2024, primarily related to increased valuation of equity investments and valuation change and settlements of derivatives.
66 www.allstate.com

Capital Resources and Liquidity
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	March 31, 2024	December 31, 2023
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$19,522	$18,470
Accumulated other comprehensive loss	(883)	(700)
Total Allstate shareholders’ equity	18,639	17,770
Debt	7,938	7,942
Total capital resources	$26,577	$25,712
Ratio of debt to Allstate shareholders’ equity	42.6%	44.7%
Ratio of debt to capital resources	29.9	30.9
Allstate shareholders’ equity increased in the first three months of 2024, primarily due to net income, partially offset by dividends to shareholders and higher unrealized net capital losses on investments. In the three months ended March 31, 2024, we paid dividends of $233 million and $29 million related to our common and preferred shares, respectively.
Debt maturities We have $350 million of debt that is scheduled to mature in May 2024.

Debt maturities for each of the next five years and thereafter (excluding issuance costs and other)
($ in millions)
2025	$600
2026	550
2027	—
2028	—
2029	—
Thereafter	6,491
Total long-term debt principal	$7,641
Common share repurchases On March 31, 2024, our $5.00 billion share repurchase authorization expired with $472 million remaining. In the first quarter of 2024, we did not repurchase any shares under the program. A new common share repurchase program has not been authorized as of March 31, 2024.
Common shareholder dividends On January 2, 2024, we paid a common shareholder dividend of $0.89. On February 23, 2024, we declared a common shareholder dividend of $0.92 payable on April 1, 2024.
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
There have been no changes to any of our ratings from A.M. Best, S&P or Moody’s since December 31, 2023.
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
The Corporation is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain subsidiaries, which includes, but is not limited to Allstate Insurance Company (“AIC”). The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. AIC serves as a lender and borrower, certain other subsidiaries serve only as borrowers, and the Corporation serves only as a lender. The maximum amount of potential funding under each of these agreements is $1.00 billion.
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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $3.17 billion as of March 31, 2024, primarily comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
First Quarter 2024 Form 10-Q 67

Capital Resources and Liquidity

As of March 31, 2024, we held $16.86 billion of cash, U.S. government and agencies fixed income securities, public equity securities, and short-term investments, which we would expect to be able to liquidate within one week.
No intercompany dividends from insurance companies were paid in the first three months of 2024.
Based on the greater of 2023 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2025, is estimated at $1.20 billion, less dividends paid during the preceding twelve months measured at that point in time. In the first three months of 2024, no dividends have been paid.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first three months of 2024, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 22.5% as of March 31, 2024. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2024.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of March 31, 2024, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that was filed on April 30, 2024 and expires in 2027. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 636 million shares of treasury stock as of March 31, 2024), preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
68 www.allstate.com

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
Insurance and Financial Services (1) actual claim costs exceeding current reserves; (2) unexpected increases in claim frequency or severity; (3) catastrophes and severe weather events; (4) limitations in analytical models used for loss cost estimates; (5) price competition and changes in regulation and underwriting standards; (6) market risk, inflation, and declines in credit quality of our investment portfolios; (7) our subjective determination of fair value and amount of credit losses for investments; (8) our participation in indemnification programs, including state industry pools and facilities; (9) inability to mitigate the impact associated with changes in capital requirements; (10) a downgrade in financial strength ratings;
Business, Strategy and Operations (11) operations in markets that are highly competitive; (12) changing consumer preferences; (13) new or changing technologies; (14) implementation of our Transformative Growth strategy; (15) our catastrophe management strategy; (16) restrictions on our subsidiaries’ ability to pay dividends; (17) restrictions under terms of certain of our securities on our ability to pay dividends or repurchase our stock; (18) the availability of reinsurance at current levels and prices; (19) counterparty risk related to reinsurance; (20) acquisitions and divestitures of businesses; (21) intellectual property infringement, misappropriation and third-party claims; (22) vendor-related business disruptions or failure of a vendor to provide and protect data, confidential and proprietary information, or personal information of our customers, claimants or employees; (23) our ability to attract, develop and retain talent;
Macro, Regulatory and Risk Environment (24) conditions in the global economy and capital markets; (25) a large-scale pandemic, the occurrence of terrorism, military actions or social unrest; (26) the failure in cyber or other information security controls, as well as the occurrence of events unanticipated in our disaster recovery processes and business continuity planning; (27) changing climate and weather conditions; (28) evolving environmental, social and governance standards and expectations; (29) restrictive regulations and regulatory reforms in the U.S. and internationally; (30) regulatory limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (31) losses from legal and regulatory actions; (32) changes in or the application of accounting standards and changes in tax laws; and (33) misconduct or fraudulent acts by employees, agents and third parties.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
First Quarter 2024 Form 10-Q 69

Part II. Other Information
Part II. Other Information
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 13 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
January 1, 2024 - January 31, 2024
Open Market Purchases	797	$149.98	—
February 1, 2024 - February 29, 2024
Open Market Purchases	117,131	$161.67	—
March 1, 2024 - March 31, 2024
Open Market Purchases	26,624	$155.29	—
Total	144,552	$160.43	—	$—
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
January: 797
February: 117,131
March: 26,624
(2)In August 2021, we announced the approval of a common share repurchase program for $5 billion, which expired on March 31, 2024 with $472 million remaining at the time of expiration. A new common share repurchase program has not been authorized as of March 31, 2024.
Item 5. Other Information
On March 15, 2024, Suren Gupta, President, Protection Products and Enterprise Services of Allstate Insurance Company, adopted a Rule 10b5-1 trading plan. The Rule 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Gupta’s Rule 10b5-1 plan provides for the sale of up to 45,775 shares of the Company’s common stock. The Rule 10b5-1 plan expires on February 18, 2025, or upon the earlier completion of all authorized transactions thereunder.
During the three months ended March 31, 2024, no other director or officer who is required to file reports under Section 16 of the Securities Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
70 www.allstate.com

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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 1, 2024, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
First Quarter 2024 Form 10-Q 71

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

May 1, 2024	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

72 www.allstate.com