Form 10-Q
period 2024-06-30
ALLSTATE CORP
filed 2024-07-31
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Registrant’s telephone number, including area code: (847) 402-2800
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 12, 2024, the registrant had 264,040,589 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
June 30, 2024

Part I Financial Information	Page

Item 1. Financial Statements (unaudited) as of June 30, 2024 and December 31, 2023 and for the Three Month and Six Month Periods Ended June 30, 2024 and 2023

Condensed Consolidated Statements of Operations	1
Condensed Consolidated Statements of Comprehensive Income (Loss)	2
Condensed Consolidated Statements of Financial Position	3
Condensed Consolidated Statements of Shareholders’ Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Report of Independent Registered Public Accounting Firm	44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights	45
Property-Liability Operations	48
Segment results
Allstate Protection	50
Run-off Property-Liability	59
Protection Services	61
Allstate Health and Benefits	63
Investments	65
Capital Resources and Liquidity	72
Forward-Looking Statements	74

Item 4. Controls and Procedures	74

Part II Other Information
Item 1. Legal Proceedings	75
Item 1A. Risk Factors	75
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	75
Item 5. Other Information	75
Item 6. Exhibits	76

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues
Property and casualty insurance premiums	$13,952	$12,470	$27,464	$24,643
Accident and health insurance premiums and contract charges	474	453	952	916
Other revenue	679	597	1,348	1,158
Net investment income	712	610	1,476	1,185
Net gains (losses) on investments and derivatives	(103)	(151)	(267)	(137)
Total revenues	15,714	13,979	30,973	27,765

Costs and expenses
Property and casualty insurance claims and claims expense	10,801	11,727	20,302	22,053
Accident, health and other policy benefits	291	258	587	523
Amortization of deferred policy acquisition costs	2,001	1,789	3,940	3,533
Operating costs and expenses	2,019	1,786	3,904	3,502
Pension and other postretirement remeasurement (gains) losses	(9)	(40)	(11)	(93)
Restructuring and related charges	13	27	23	54
Amortization of purchased intangibles	70	82	139	163
Interest expense	98	98	195	184
Total costs and expenses	15,284	15,727	29,079	29,919

Income (loss) from operations before income tax expense	430	(1,748)	1,894	(2,154)

Income tax expense (benefit)	83	(373)	349	(458)

Net income (loss)	347	(1,375)	1,545	(1,696)

Less: Net income (loss) attributable to noncontrolling interest	16	(23)	(4)	(24)

Net income (loss) attributable to Allstate	331	(1,352)	1,549	(1,672)

Less: Preferred stock dividends	30	37	59	63

Net income (loss) applicable to common shareholders	$301	$(1,389)	$1,490	$(1,735)

Earnings per common share:
Net income (loss) applicable to common shareholders per common share - Basic	$1.14	$(5.29)	$5.65	$(6.59)
Weighted average common shares - Basic	264.1	262.6	263.8	263.1
Net income (loss) applicable to common shareholders per common share - Diluted	$1.13	$(5.29)	$5.58	$(6.59)
Weighted average common shares - Diluted	267.1	262.6	266.8	263.1
See notes to condensed consolidated financial statements.
Second Quarter 2024 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$347	$(1,375)	$1,545	$(1,696)

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(119)	(272)	(334)	410
Unrealized foreign currency translation adjustments	(23)	28	(15)	78
Unamortized pension and other postretirement prior service credit	—	(5)	(1)	(9)
Discount rate for reserve for future policy benefits	(1)	8	24	(1)
Other comprehensive (loss) income, after-tax	(143)	(241)	(326)	478

Comprehensive income (loss)	204	(1,616)	1,219	(1,218)
Less: Comprehensive income (loss) attributable to noncontrolling interest	16	(24)	(3)	(20)
Comprehensive income (loss) attributable to Allstate	$188	$(1,592)	$1,222	$(1,198)
See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	June 30, 2024	December 31, 2023
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $53,788 and $49,649)	$52,576	$48,865
Equity securities, at fair value (cost $2,003 and $2,244)	2,216	2,411
Mortgage loans, net	815	822
Limited partnership interests	8,730	8,380
Short-term, at fair value (amortized cost $5,290 and $5,145)	5,288	5,144
Other investments, net	979	1,055
Total investments	70,604	66,677
Cash	599	722
Premium installment receivables, net	10,762	10,044
Deferred policy acquisition costs	6,112	5,940
Reinsurance and indemnification recoverables, net	8,730	8,809
Accrued investment income	609	539
Deferred income taxes	212	219
Property and equipment, net	777	859
Goodwill	3,502	3,502
Other assets, net	6,461	6,051
Total assets	108,368	103,362
Liabilities
Reserve for property and casualty insurance claims and claims expense	41,553	39,858
Reserve for future policy benefits	1,344	1,347
Contractholder funds	891	888
Unearned premiums	25,929	24,709
Claim payments outstanding	1,575	1,353
Other liabilities and accrued expenses	10,421	9,635
Debt	8,082	7,942
Total liabilities	89,795	85,732
Commitments and Contingent Liabilities (Note 14)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 264 million and 262 million shares outstanding	9	9
Additional capital paid-in	3,927	3,854
Retained income	50,718	49,716
Treasury stock, at cost (636 million and 638 million shares)	(37,036)	(37,110)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	(938)	(604)
Unrealized foreign currency translation adjustments	(113)	(98)
Unamortized pension and other postretirement prior service credit	12	13
Discount rate for reserve for future policy benefits	13	(11)
Total accumulated other comprehensive loss	(1,026)	(700)
Total Allstate shareholders’ equity	18,593	17,770
Noncontrolling interest	(20)	(140)
Total equity	18,573	17,630
Total liabilities and equity	$108,368	$103,362

See notes to condensed consolidated financial statements.
Second Quarter 2024 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	2,001	1,970	2,001	1,970
Preferred stock issuance, net of issuance costs	—	587	—	587
Preferred stock redemption	—	(556)	—	(556)
Balance, end of period	2,001	2,001	2,001	2,001

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,894	3,780	3,854	3,788
Equity incentive plans activity, net	33	6	73	(2)
Balance, end of period	3,927	3,786	3,927	3,786

Retained income
Balance, beginning of period	50,662	50,388	49,716	50,970
Net income (loss)	331	(1,352)	1,549	(1,672)
Dividends on common stock (declared per share of $0.92, $0.89, $1.84, and $1.78 )	(245)	(233)	(488)	(469)
Dividends on preferred stock	(30)	(37)	(59)	(63)
Balance, end of period	50,718	48,766	50,718	48,766

Treasury stock
Balance, beginning of period	(37,044)	(36,980)	(37,110)	(36,857)
Shares acquired	—	(154)	—	(307)
Shares reissued under equity incentive plans, net	8	3	74	33
Balance, end of period	(37,036)	(37,131)	(37,036)	(37,131)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(883)	(1,673)	(700)	(2,392)
Change in unrealized net capital gains and losses	(119)	(272)	(334)	410
Change in unrealized foreign currency translation adjustments	(23)	28	(15)	78
Change in unamortized pension and other postretirement prior service credit	—	(5)	(1)	(9)
Change in discount rate for reserve for future policy benefits	(1)	8	24	(1)
Balance, end of period	(1,026)	(1,914)	(1,026)	(1,914)
Total Allstate shareholders’ equity	18,593	15,517	18,593	15,517

Noncontrolling interest
Balance, beginning of period	(159)	(121)	(140)	(125)
Change in unrealized net capital gains and losses	—	(1)	1	4
Noncontrolling income (loss)	16	(23)	(4)	(24)
Capital transaction for noncontrolling interest	123	—	123	—
Balance, end of period	(20)	(145)	(20)	(145)
Total equity	$18,573	$15,372	$18,573	$15,372
 See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,545	$(1,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization and other non-cash items	264	363
Net (gains) losses on investments and derivatives	267	137
Pension and other postretirement remeasurement (gains) losses	(11)	(93)
Changes in:
Policy benefits and other insurance reserves	1,750	2,917
Unearned premiums	1,262	1,032
Deferred policy acquisition costs	(175)	(162)
Premium installment receivables, net	(745)	(532)
Reinsurance recoverables, net	76	468
Income taxes	91	(538)
Other operating assets and liabilities	(299)	(126)
Net cash provided by operating activities	4,025	1,770
Cash flows from investing activities
Proceeds from sales
Fixed income securities	15,463	12,454
Equity securities	1,510	4,183
Limited partnership interests	248	516
Other investments	120	81
Investment collections
Fixed income securities	1,002	992
Mortgage loans	10	36
Other investments	19	53
Investment purchases
Fixed income securities	(20,376)	(15,875)
Equity securities	(1,257)	(1,717)
Limited partnership interests	(560)	(424)
Mortgage loans	(1)	(100)
Other investments	(59)	(140)
Change in short-term and other investments, net	64	(986)
Purchases of property and equipment, net	(97)	(141)
Proceeds from sale of property and equipment	18	19
Net cash used in investing activities	(3,896)	(1,049)
Cash flows from financing activities
Proceeds from issuance of debt	495	743
Redemption and repayment of debt	(350)	(750)
Proceeds from issuance of preferred stock	—	587
Redemption of preferred stock	—	(575)
Contractholder fund deposits	67	66
Contractholder fund withdrawals	(16)	(16)
Dividends paid on common stock	(476)	(459)
Dividends paid on preferred stock	(59)	(53)
Treasury stock purchases	—	(307)
Shares reissued under equity incentive plans, net	93	10
Other	(6)	(4)
Net cash used in financing activities	(252)	(758)
Net decrease in cash	(123)	(37)
Cash at beginning of period	722	736
Cash at end of period	$599	$699
See notes to condensed consolidated financial statements.
Second Quarter 2024 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of June 30, 2024 and for the three and six month periods ended June 30, 2024 and 2023 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain amounts have been reclassified to conform to current year presentation.
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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$347	$(1,375)	$1,545	$(1,696)
Less: Net income (loss) attributable to noncontrolling interest	16	(23)	(4)	(24)
Net income (loss) attributable to Allstate	331	(1,352)	1,549	(1,672)
Less: Preferred stock dividends	30	37	59	63
Net income (loss) applicable to common shareholders	$301	$(1,389)	$1,490	$(1,735)

Denominator:
Weighted average common shares outstanding	264.1	262.6	263.8	263.1
Effect of dilutive potential common shares (1):
Stock options	2.5	—	2.5	—
Restricted stock units (non-participating) and performance stock awards	0.5	—	0.5	—
Weighted average common and dilutive potential common shares outstanding	267.1	262.6	266.8	263.1

Earnings per common share - Basic	$1.14	$(5.29)	$5.65	$(6.59)
Earnings per common share - Diluted (1)	$1.13	$(5.29)	$5.58	$(6.59)

Anti-dilutive options excluded from diluted earnings per common share	0.6	3.2	0.5	2.9
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	—	1.7	—	2.1
(1)As a result of the net loss reported for the three and six month periods ended June 30, 2023, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.

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
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges as determined using GAAP.
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
Second Quarter 2024 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

A reconciliation of these measures to net income (loss) applicable to common shareholders is provided below.

Reportable segments financial performance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Underwriting income (loss) by segment
Allstate Protection	$(142)	$(2,092)	$761	$(3,090)
Run-off Property-Liability	(3)	(2)	(8)	(5)
Total Property-Liability	(145)	(2,094)	753	(3,095)

Adjusted net income (loss) by segment, after-tax
Protection Services	55	41	109	75
Allstate Health and Benefits	58	57	114	113
Corporate and Other	(104)	(111)	(210)	(200)

Reconciling items
Allstate Protection and Run-off Property-Liability net investment income	643	544	1,345	1,053
Net gains (losses) on investments and derivatives	(103)	(151)	(267)	(137)
Pension and other postretirement remeasurement gains (losses)	9	40	11	93
Amortization of purchased intangibles (1)	(19)	(24)	(37)	(48)
Gain (loss) on disposition	1	(8)	5	1
Non-recurring costs (2)	—	(90)	—	(90)
Income tax (expense) benefit on Property-Liability and reconciling items (3)	(78)	384	(337)	476
Total reconciling items	453	695	720	1,348

Less: Net income (loss) attributable to noncontrolling interest (4)	16	(23)	(4)	(24)

Net income (loss) applicable to common shareholders	$301	$(1,389)	$1,490	$(1,735)
(1)Excludes amortization of purchased intangibles in Property-Liability, which is already included above in underwriting income.
(2)Relates to settlement costs for non-recurring litigation that is outside of the ordinary course of business.
(3)The tax computation of the reporting segments and income tax benefit (expense) on reconciling items to net income (loss) are computed discretely based on the tax law of the jurisdictions applicable to the reporting entities.
(4)Reflects net income (loss) attributable to noncontrolling interest in Property-Liability.
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Property-Liability
Insurance premiums
Auto	$9,079	$8,121	$17,857	$16,029
Homeowners	3,255	2,883	6,409	5,693
Other personal lines	701	587	1,360	1,149
Commercial lines	158	202	327	434
Other business lines	146	128	286	251
Allstate Protection	13,339	11,921	26,239	23,556
Run-off Property-Liability	—	—	—	—
Total Property-Liability insurance premiums	13,339	11,921	26,239	23,556
Other revenue	441	389	871	742
Net investment income	643	544	1,345	1,053
Net gains (losses) on investments and derivatives	(103)	(135)	(265)	(123)
Total Property-Liability	14,320	12,719	28,190	25,228

Protection Services
Protection plans	453	373	892	734
Roadside assistance	34	48	81	97
Protection and insurance products	126	128	252	256
Intersegment premiums and service fees (1)	39	35	74	68
Other revenue	98	84	183	168
Net investment income	23	18	44	34
Net gains (losses) on investments and derivatives	(1)	(4)	(6)	(5)
Total Protection Services	772	682	1,520	1,352

Allstate Health and Benefits
Employer voluntary benefits	246	245	494	500
Group health	120	110	238	217
Individual health	108	98	220	199
Other revenue	121	101	255	202
Net investment income	25	21	48	40
Net gains (losses) on investments and derivatives	—	1	2	3
Total Allstate Health and Benefits	620	576	1,257	1,161

Corporate and Other
Other revenue	19	23	39	46
Net investment income	21	27	39	58
Net gains (losses) on investments and derivatives	1	(13)	2	(12)
Total Corporate and Other	41	37	80	92

Intersegment eliminations (1)	(39)	(35)	(74)	(68)
Consolidated revenues	$15,714	$13,979	$30,973	$27,765
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.
Second Quarter 2024 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Note 4	Investments

Portfolio composition
($ in millions)	June 30, 2024	December 31, 2023
Fixed income securities, at fair value	$52,576	$48,865
Equity securities, at fair value	2,216	2,411
Mortgage loans, net	815	822
Limited partnership interests	8,730	8,380
Short-term investments, at fair value	5,288	5,144
Other investments, net	979	1,055
Total	$70,604	$66,677

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
June 30, 2024
U.S. government and agencies	$10,724	$34	$(194)	$10,564
Municipal	6,661	46	(169)	6,538
Corporate	33,443	191	(1,120)	32,514
Foreign government	1,299	5	(15)	1,289
ABS	1,661	16	(6)	1,671
Total fixed income securities	$53,788	$292	$(1,504)	$52,576

December 31, 2023
U.S. government and agencies	$8,624	$114	$(119)	$8,619
Municipal	6,049	109	(152)	6,006
Corporate	31,951	397	(1,143)	31,205
Foreign government	1,286	17	(13)	1,290
ABS	1,739	13	(7)	1,745
Total fixed income securities	$49,649	$650	$(1,434)	$48,865

Scheduled maturities for fixed income securities
($ in millions)	June 30, 2024		December 31, 2023
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$2,692	$2,655	$3,422	$3,374
Due after one year through five years	23,799	23,172	23,218	22,614
Due after five years through ten years	16,675	16,305	12,553	12,273
Due after ten years	8,961	8,773	8,717	8,859
	52,127	50,905	47,910	47,120
ABS	1,661	1,671	1,739	1,745
Total	$53,788	$52,576	$49,649	$48,865
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fixed income securities	$571	$422	$1,097	$812
Equity securities	18	21	33	32
Mortgage loans	9	8	18	16
Limited partnership interests	103	122	302	256
Short-term investments	62	69	129	135
Other investments	25	39	46	80
Investment income, before expense	788	681	1,625	1,331
Investment expense	(76)	(71)	(149)	(146)
Net investment income	$712	$610	$1,476	$1,185
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net gains (losses) on investments and derivatives by asset type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fixed income securities	$(96)	$(132)	$(197)	$(268)
Equity securities	14	21	76	188
Mortgage loans	1	(3)	1	(3)
Limited partnership interests	(13)	(15)	(5)	7
Derivatives	(15)	(7)	(23)	(59)
Other investments	6	(15)	4	(2)
Other (1)	—	—	(123)	—
Net gains (losses) on investments and derivatives	$(103)	$(151)	$(267)	$(137)
(1)Related to the loss for the carrying value of the surplus notes issued by Adirondack Insurance Exchange and New Jersey Skylands Insurance Association (together “Reciprocal Exchanges”). See Note 7 for further detail.

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales	$(90)	$(130)	$(201)	$(250)
Credit losses	(16)	(37)	(131)	(49)
Valuation change of equity investments (1)	18	23	88	221
Valuation change and settlements of derivatives	(15)	(7)	(23)	(59)
Net gains (losses) on investments and derivatives	$(103)	$(151)	$(267)	$(137)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Gross realized gains	$33	$28	$74	$74
Gross realized losses	(124)	(153)	(270)	(326)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Equity securities	$18	$19	$78	$66
Limited partnership interests carried at fair value	17	32	47	48
Total	$35	$51	$125	$114
Second Quarter 2024 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Assets
Fixed income securities:
Corporate	$(5)	$(7)	$(1)	$(16)
Total fixed income securities	(5)	(7)	(1)	(16)
Mortgage loans	1	(3)	1	(3)
Limited partnership interests	(16)	(16)	(16)	(16)
Other investments
Bank loans	2	(11)	5	(14)
Real estate	2	—	2	—
Other assets	—	—	(123)	—
Total credit losses by asset type	$(16)	$(37)	$(132)	$(49)

Liabilities
Commitments to fund commercial mortgage loans and bank loans	—	—	1	—
Total	$(16)	$(37)	$(131)	$(49)

Unrealized net capital gains and losses included in accumulated other comprehensive income (“AOCI”)
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2024		Gains	Losses
Fixed income securities	$52,576	$292	$(1,504)	$(1,212)
Short-term investments	5,288	—	(2)	(2)
Derivative instruments	—	—	(2)	(2)
Limited partnership interests				—
Unrealized net capital gains and losses, pre-tax				(1,216)
Reclassification of noncontrolling interest				12
Deferred income taxes				266
Unrealized net capital gains and losses, after-tax				$(938)

December 31, 2023
Fixed income securities	$48,865	$650	$(1,434)	$(784)
Short-term investments	5,144	—	(1)	(1)
Derivative instruments	—	—	(2)	(2)
Limited partnership interests (1)				(4)
Unrealized net capital gains and losses, pre-tax				(791)
Reclassification of noncontrolling interest				13
Deferred income taxes				174
Unrealized net capital gains and losses, after-tax				$(604)
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of the equity method of accounting (“EMA”) limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.

Change in unrealized net capital gains (losses)
($ in millions)	Six months ended June 30, 2024
Fixed income securities	$(428)
Short-term investments	(1)
Derivative instruments	—
Limited partnership interests	4
Total	(425)
Reclassification of noncontrolling interest	(1)
Deferred income taxes	92
Change in unrealized net capital gains and losses, after-tax	$(334)
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Carrying value for limited partnership interests
($ in millions)	June 30, 2024	December 31, 2023
Private equity	$7,426	$7,154
Real estate	1,142	1,085
Other (1)	162	141
Total	$8,730	$8,380
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of June 30, 2024 and December 31, 2023, the fair value of short-term investments totaled $5.29 billion and $5.14 billion, respectively.
Other investments Other investments primarily consist of bank loans, real estate, policy loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Real estate is carried at cost less accumulated depreciation. Policy loans are carried at unpaid principal balances.

Other investments by asset type
($ in millions)	June 30, 2024	December 31, 2023
Bank loans, net	$149	$224
Real estate	708	709
Policy loans	120	119
Other	2	3
Total	$979	$1,055
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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company removes amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $570 million and $495 million
Second Quarter 2024 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

as of June 30, 2024 and December 31, 2023, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Beginning balance	$(17)	$(22)	$(36)	$(13)
Credit losses on securities for which credit losses not previously reported	(4)	(4)	(7)	(4)
Net (increases) decreases related to credit losses previously reported	(1)	(3)	3	(12)
(Increase) decrease of allowance related to sales and other	—	—	3	—
Write-offs	3	—	18	—
Ending balance	$(19)	$(29)	$(19)	$(29)

Components of credit loss allowance as of June 30
Corporate bonds			$(18)	$(27)
ABS			(1)	(2)
Total			$(19)	$(29)
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2024
Fixed income securities
U.S. government and agencies	106	$3,935	$(64)	135	$3,297	$(130)	$(194)
Municipal	629	2,063	(19)	1,525	2,060	(150)	(169)
Corporate	712	7,939	(119)	1,883	14,087	(1,001)	(1,120)
Foreign government	36	257	(2)	76	286	(13)	(15)
ABS	72	345	(2)	98	92	(4)	(6)
Total fixed income securities	1,555	$14,539	$(206)	3,717	$19,822	$(1,298)	$(1,504)
Investment grade fixed income securities	1,462	$14,107	$(196)	3,404	$17,754	$(1,148)	$(1,344)
Below investment grade fixed income securities	93	432	(10)	313	2,068	(150)	(160)
Total fixed income securities	1,555	$14,539	$(206)	3,717	$19,822	$(1,298)	$(1,504)

December 31, 2023
Fixed income securities
U.S. government and agencies	63	$2,554	$(38)	117	$2,513	$(81)	$(119)
Municipal	271	400	(4)	1,784	2,245	(148)	(152)
Corporate	251	2,225	(48)	2,106	17,319	(1,095)	(1,143)
Foreign government	7	31	—	75	356	(13)	(13)
ABS	19	64	(1)	150	584	(6)	(7)
Total fixed income securities	611	$5,274	$(91)	4,232	$23,017	$(1,343)	$(1,434)
Investment grade fixed income securities	568	$5,061	$(83)	3,864	$20,429	$(1,151)	$(1,234)
Below investment grade fixed income securities	43	213	(8)	368	2,588	(192)	(200)
Total fixed income securities	611	$5,274	$(91)	4,232	$23,017	$(1,343)	$(1,434)
(1)Includes fixed income securities with fair values of $24 million and $32 million and unrealized losses of $6 million and $3 million with credit loss allowances of $4 million and $8 million as of June 30, 2024 and December 31, 2023, respectively.

Gross unrealized losses by unrealized loss position and credit quality as of June 30, 2024
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1)	$(1,266)	$(134)	$(1,400)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (2)	(78)	(26)	(104)
Total unrealized losses	$(1,344)	$(160)	$(1,504)
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
Second Quarter 2024 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

quality of the primary obligor, obligation type and quality of the underlying assets.
As of June 30, 2024, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. Accrued interest as of June 30, 2024 and December 31, 2023 was not significant for bank loans or mortgage loans.
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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	June 30, 2024							December 31, 2023
($ in millions)	2019 and prior	2020	2021	2022	2023	Current	Total	Total
Below 1.0	$—	$—	$—	$13	$—	$—	$13	$13
1.0 - 1.25	39	—	—	—	2	—	41	41
1.26 - 1.50	74	10	—	30	66	—	180	133
Above 1.50	230	42	183	60	76	—	591	646
Amortized cost before allowance	$343	$52	$183	$103	$144	$—	$825	$833
Allowance							(10)	(11)
Amortized cost, net							$815	$822

16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of June 30, 2024 and December 31, 2023.

Rollforward of credit loss allowance for mortgage loans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Beginning balance	$(11)	$(7)	$(11)	$(7)
Net (increases) decreases related to credit losses	1	(3)	1	(3)
Write-offs	—	—	—	—
Ending balance	$(10)	$(10)	$(10)	$(10)
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

Bank loans amortized cost by credit rating and year of origination
	June 30, 2024							December 31, 2023
($ in millions)	2019 and prior	2020	2021	2022	2023	Current	Total	Total
NAIC 2 / BBB	$—	$1	$—	$—	$1	$1	$3	$9
NAIC 3 / BB	—	—	1	—	5	12	18	38
NAIC 4 / B	24	1	8	3	49	39	124	153
NAIC 5-6 / CCC and below	8	—	2	—	2	3	15	46
Amortized cost before allowance	$32	$2	$11	$3	$57	$55	$160	$246
Allowance							(11)	(22)
Amortized cost, net							$149	$224

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$(13)	$(52)	$(22)	$(57)
Net (increases) decreases related to credit losses	2	(11)	5	(14)
Reduction of allowance related to sales	—	1	—	6
Write-offs	—	—	6	3
Ending balance	$(11)	$(62)	$(11)	$(62)

Note 5	Fair Value of Assets and Liabilities
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
Second Quarter 2024 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

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
18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Investments excluded from the fair value hierarchy
Investments reported at net asset value (“NAV”)
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of June 30, 2024, the Company has commitments to invest $171 million in these limited partnership interests.
Second Quarter 2024 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	June 30, 2024
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$10,551	$13	$—		$10,564
Municipal	—	6,531	7		6,538
Corporate - public	—	23,470	30		23,500
Corporate - privately placed	—	8,964	50		9,014
Foreign government	—	1,289	—		1,289
ABS	—	1,600	71		1,671
Total fixed income securities	10,551	41,867	158		52,576
Equity securities (1)	1,451	222	393		2,066
Short-term investments	1,596	3,691	1		5,288
Other investments	—	7	2	$(7)	2
Other assets	2	—	121		123
Total recurring basis assets	13,600	45,787	675	(7)	60,055
Non-recurring basis	—	—	11		11
Total assets at fair value	$13,600	$45,787	$686	$(7)	$60,066
% of total assets at fair value	22.7%	76.2%	1.1%	—%	100.0%

Investments reported at NAV					1,138
Total					$61,204
Liabilities
Other liabilities	$(3)	$(2)	$—	$—	$(5)
Total recurring basis liabilities	(3)	(2)	—	—	(5)
Total liabilities at fair value	$(3)	$(2)	$—	$—	$(5)
% of total liabilities at fair value	60.0%	40.0%	—%	—%	100.0%
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
As of June 30, 2024 and December 31, 2023, Level 3 fair value measurements of fixed income securities total $158 million and $153 million, respectively, and include $23 million and $26 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $7 million and $11 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.
An increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
Second Quarter 2024 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2024
	Balance as of March 31, 2024	Total gains (losses) included in:		Transfers						Balance as of June 30, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$8	$—	$—	$—	$—	$—	$(1)	$—	$—	$7
Corporate - public	23	1	(1)	—	—	11	(4)	—	—	30
Corporate - privately placed	54	(2)	—	—	—	—	(2)	—	—	50
ABS	58	—	—	—	—	14	—	—	(1)	71
Total fixed income securities	143	(1)	(1)	—	—	25	(7)	—	(1)	158
Equity securities	408	(3)	—	—	—	9	(21)	—	—	393
Short-term investments	21	—	—	—	—	1	(20)	—	(1)	1
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	120	1	—	—	—	—	—	—	—	121
Total recurring Level 3 assets	$694	$(3)	$(1)	$—	$—	$35	$(48)	$—	$(2)	$675

Rollforward of Level 3 assets and liabilities held at fair value during the six month period ended June 30, 2024
	Balance as of December 31, 2023	Total gains (losses) included in:		Transfers						Balance as of June 30, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$11	$—	$—	$—	$—	$—	$(2)	$—	$(2)	$7
Corporate - public	26	1	1	—	—	11	(9)	—	—	30
Corporate - privately placed	58	(6)	—	—	—	—	(2)	—	—	50
ABS	58	—	—	—	—	14	—	—	(1)	71
Total fixed income securities	153	(5)	1	—	—	25	(13)	—	(3)	158
Equity securities	402	6	—	—	—	9	(24)	—	—	393
Short-term investments	1	—	—	—	—	21	(20)	—	(1)	1
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	118	3	—	—	—	—	—	—	—	121
Total recurring Level 3 assets	$676	$4	$1	$—	$—	$55	$(57)	$—	$(4)	$675
22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2023
	Balance as of March 31, 2023	Total gains (losses) included in:		Transfers						Balance as of June 30, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$17	$3	$(1)	$—	$—	$—	$(6)	$—	$(1)	$12
Corporate - public	29	—	—	—	—	—	(3)	—	—	26
Corporate - privately placed	49	(7)	1	16	—	1	—	—	—	60
ABS	27	—	—	—	—	7	—	—	—	34
Total fixed income securities	122	(4)	—	16	—	8	(9)	—	(1)	132
Equity securities	358	7	—	—	—	28	(12)	—	—	381
Short-term investments	6	—	—	—	—	—	—	—	—	6
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	112	(8)	—	—	—	—	—	—	—	104
Total recurring Level 3 assets	$600	$(5)	$—	$16	$—	$36	$(21)	$—	$(1)	$625

Rollforward of Level 3 assets and liabilities held at fair value during the six month period ended June 30, 2023
	Balance as of December 31, 2022	Total gains (losses) included in:		Transfers						Balance as of June 30, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$21	$3	$(1)	$—	$—	$—	$(9)	$—	$(2)	$12
Corporate - public	69	(1)	2	—	—	—	(44)	—	—	26
Corporate - privately placed	55	(11)	1	16	—	1	(2)	—	—	60
ABS	28	—	—	—	—	7	—	—	(1)	34
Total fixed income securities	173	(9)	2	16	—	8	(55)	—	(3)	132
Equity securities	333	7	—	—	—	70	(29)	—	—	381
Short-term investments	6	—	—	—	—	—	—	—	—	6
Other investments	3	(1)	—	—	—	—	—	—	—	2
Other assets	103	1	—	—	—	—	—	—	—	104
Total recurring Level 3 assets	$618	$(2)	$2	$16	$—	$78	$(84)	$—	$(3)	$625

Total Level 3 gains (losses) included in net income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Net investment income	$1	$3	$1	$(2)
Net gains (losses) on investments and derivatives (1)	(5)	—	—	(1)
Operating costs and expenses (1)	1	(8)	3	1
(1)Prior to the first quarter of 2024, Level 3 gains (losses) included in operating costs and expenses were reported in this table within net gains (losses) on investments and derivatives. Historical results have been updated to conform with this presentation.
There were no transfers into Level 3 during the three and six months ended June 30, 2024. Transfers into Level 3 during the three and six months ended June 30, 2023 included situations where securities were written down utilizing an internal price where the inputs have not been corroborated to be market observable resulting in the securities being classified as Level 3.
There were no transfers out of Level 3 during the three and six months ended June 30, 2024 and 2023.
Second Quarter 2024 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities still held
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Assets
Fixed income securities:
Corporate - public	$1	$—	$1	$—
Corporate - privately placed	(2)	(7)	(6)	(11)
Total fixed income securities	(1)	(7)	(5)	(11)
Equity securities	—	7	11	6
Other investments	—	—	—	(1)
Other assets	1	(8)	3	1
Total recurring Level 3 assets	$—	$(8)	$9	$(5)
Total included in net income	$—	$(8)	$9	$(5)

Components of net income
Net investment income	$1	$3	$1	$(2)
Net gains (losses) on investments and derivatives	(2)	(3)	5	(4)
Operating costs and expenses	1	(8)	3	1
Total included in net income	$—	$(8)	$9	$(5)

Assets
Corporate - public	$(1)	$—	$1	$1
Corporate - privately placed	—	1	—	1
Changes in unrealized net capital gains and losses reported in OCI	$(1)	$1	$1	$2

Financial instruments not carried at fair value
($ in millions)		June 30, 2024		December 31, 2023
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$815	$762	$822	$769
Bank loans	Level 3	149	161	224	238

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Contractholder funds on investment contracts	Level 3	$42	$42	$46	$46
Debt	Level 2	8,082	7,690	7,942	7,655
Liability for collateral	Level 2	2,001	2,001	1,891	1,891
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 6	Derivative Financial Instruments
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
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Second Quarter 2024 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of June 30, 2024
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	3,538	$1	$1	$—
Equity and index contracts
Options	Other investments	n/a	28	—	—	—
Futures	Other assets	n/a	1,192	1	1	—
Contingent consideration	Other assets	$250	n/a	121	121	—
Total asset derivatives		$250	4,758	$123	$123	$—

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	10,307	$(2)	$—	$(2)
Equity and index contracts
Options	Other liabilities & accrued expenses	n/a	17	—	—	—
Futures	Other liabilities & accrued expenses	n/a	482	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$616	n/a	5	7	(2)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	30	n/a	—	—	—
Total liability derivatives		646	10,806	2	$7	$(5)
Total derivatives		$896	15,564	$125
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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2024
Asset derivatives	$7	$(7)	$—	$—	$—	$—
Liability derivatives	(2)	7	(7)	(2)	—	(2)

December 31, 2023
Asset derivatives	$3	$(6)	$4	$1	$—	$1
Liability derivatives	(10)	6	2	(2)	—	(2)
(1)All OTC derivatives are subject to enforceable master netting agreements.
Second Quarter 2024 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2024
Interest rate contracts	$(14)	$—	$(14)
Equity and index contracts	(4)	—	(4)
Contingent consideration	—	1	1
Foreign currency contracts	3	—	3
Total	$(15)	$1	$(14)

Six months ended June 30, 2024
Interest rate contracts	$(21)	$—	$(21)
Equity and index contracts	(15)	14	(1)
Contingent consideration	—	3	3
Foreign currency contracts	14	—	14
Credit default contracts	(1)	—	(1)
Total	$(23)	$17	$(6)

Three months ended June 30, 2023
Interest rate contracts	$18	$—	$18
Equity and index contracts	(20)	10	(10)
Contingent consideration	—	(8)	(8)
Foreign currency contracts	(4)	—	(4)
Credit default contracts	(1)	—	(1)
Total	$(7)	$2	$(5)

Six months ended June 30, 2023
Interest rate contracts	$(17)	$—	$(17)
Equity and index contracts	(16)	18	2
Contingent consideration	—	1	1
Foreign currency contracts	(11)	—	(11)
Credit default contracts	(15)	—	(15)
Total	$(59)	$19	$(40)
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

OTC cash and securities collateral pledged
($ in millions)	June 30, 2024
Pledged by the Company	$—
Pledged to the Company (1)	7
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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	June 30, 2024				December 31, 2023
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	3	$458	$5	$—	—	$—	$—	$—
Total	3	$458	$5	$—	—	$—	$—	$—
(1)    Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)    Only OTC derivatives with a net positive fair value are included for each counterparty.
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	June 30, 2024
Pledged by the Company	$79
Received by the Company	—
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

($ in millions)	June 30, 2024	December 31, 2023
Gross liability fair value of contracts containing credit-risk-contingent features	$2	$10
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(3)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(5)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$2

Note 7	Variable Interest Entities
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
The results of the Reciprocal Exchanges are included in the Allstate Protection segment as the Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company receives a management fee for the services provided to the Reciprocal Exchanges totaling $11 million and $21 million for the three and six months ended June 30, 2024, respectively, compared to $12 million and $23 million for the three and six months ended June 30, 2023, respectively. In addition, as of June 30, 2024 and December 31, 2023, the Company holds interests of $123 million in the form of surplus notes that provide capital to the Reciprocal Exchanges and would absorb expected losses.
As of June 30, 2024, Adirondack’s capital was below levels required by insurance regulations and its December 31, 2023 statutory-basis audited financial statements included disclosure expressing substantial doubt about Adirondack’s ability to continue as a going concern. Due to ongoing operating losses and the inability of the Reciprocal Exchanges to obtain approval for premium rate increases that are commensurate with increases in claims and claims expense, the Company recorded a loss for the carrying value of the surplus notes in the amount of $123 million in the first quarter of 2024. The loss has been reflected as a capital transaction attributable to noncontrolling interest as the Company expects 100% of its interests in surplus notes to absorb expected losses of the Reciprocal Exchanges.
In addition, the Company has a 100% quota share reinsurance agreement with Skylands to cede all of Skylands’ business to the Company. Claims and claims expense ceded to the Company were $18 million and $30 million for the three and six months ended June 30, 2024, respectively, compared to $10 million and $17 million for the three and six months ended June 30, 2023, respectively.
The Reciprocal Exchanges generated $61 million and $122 million of earned premiums for the three and six months ended June 30, 2024, respectively, compared to $57 million and $114 million for the three and six months ended June 30, 2023, respectively. Total costs and expenses were $58 million and $145 million for the three and six months ended June 30, 2024, respectively, compared to $85 million and $144
Second Quarter 2024 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

million for the three and six months ended June 30, 2023, respectively.
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

Assets and liabilities of Reciprocal Exchanges included in the condensed consolidated statement of financial position (1)
($ in millions)	June 30, 2024	December 31, 2023
Assets
Fixed income securities	$227	$267
Short-term investments	30	7
Deferred policy acquisition costs	17	25
Premium installment and other receivables, net	41	44
Reinsurance recoverables, net	75	76
Other assets	15	54
Total assets	405	473
Liabilities
Reserve for property and casualty insurance claims and claims expense	226	201
Unearned premiums	160	177
Other liabilities and expenses	26	77
Total liabilities	$412	$455

(1) Intercompany balances eliminated in consolidation
Total assets	$(57)	$(26)
Total liabilities	(198)	(189)

Note 8	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns or data, it applies actuarial judgment in the determination and selection of development factors to develop reserve liabilities. Inflation and a higher mix of more complex repairs, combined with skilled labor shortages, have increased physical damage loss costs. Medical inflation, increased treatment trends, higher attorney representation, rising litigation costs and more severe accidents have contributed to higher third-party bodily injury loss costs. The Company has also digitized and modified claim processes to increase effectiveness and efficiency. These factors may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability.
Generally, the initial reserves for a new accident year are established based on claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, driving behaviors, miles driven or other factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors, changes in attorney represented and litigated claim behavior, the effectiveness and efficiency of claim settlements and changes in mix of claim types. When changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves. The Company’s reserving process incorporates changes in loss patterns, operational statistics and changes in claims reporting processes to determine its best estimate of recorded reserves.
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
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Six months ended June 30,
($ in millions)	2024	2023
Balance as of January 1	$39,858	$37,541
Less: Recoverables (1)	8,396	9,176
Net balance as of January 1	31,462	28,365
Incurred claims and claims expense related to:
Current year	20,656	21,856
Prior years	(354)	197
Total incurred	20,302	22,053
Claims and claims expense paid related to:
Current year	(9,087)	(9,094)
Prior years	(9,465)	(9,523)
Total paid	(18,552)	(18,617)
Net balance as of June 30	33,212	31,801
Plus: Recoverables	8,341	8,730
Balance as of June 30	$41,553	$40,531
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $2.85 billion and $4.39 billion in the six months ended June 30, 2024 and 2023, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
Second Quarter 2024 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2024	2023	2024	2023	2024	2023
Three months ended June 30,
Auto	$(171)	$116	$(9)	$(19)	$(180)	$97
Homeowners	(63)	41	(128)	53	(191)	94
Other personal lines	60	8	1	(5)	61	3
Commercial lines	109	6	(2)	2	107	8
Other business lines	(1)	10	—	—	(1)	10
Run-off Property-Liability	2	1	—	—	2	1
Protection Services	(1)	(1)	—	—	(1)	(1)
Total prior year reserve reestimates	$(65)	$181	$(138)	$31	$(203)	$212

Six months ended June 30,
Auto	$(238)	$119	$(16)	$(47)	$(254)	$72
Homeowners	(103)	29	(277)	45	(380)	74
Other personal lines	115	18	(2)	(12)	113	6
Commercial lines	163	29	(5)	3	158	32
Other business lines	4	11	—	—	4	11
Run-off Property-Liability	6	3	—	—	6	3
Protection Services	(1)	(1)	—	—	(1)	(1)
Total prior year reserve reestimates	$(54)	$208	$(300)	$(11)	$(354)	$197
(1)Favorable reserve reestimates are shown in parentheses.
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 9	Reserve for Future Policy Benefits and Contractholder Funds

Rollforward of reserve for future policy benefits (1)
	Six months ended June 30,
	Accident and health		Traditional life		Total
($ in millions)	2024	2023	2024	2023	2024	2023
Present value of expected net premiums
Beginning balance	$1,688	$1,464	$325	$238	$2,013	$1,702
Beginning balance at original discount rate	1,737	1,549	330	246	2,067	1,795
Effect of changes in cash flow assumptions	(1)	—	—	(12)	(1)	(12)
Effect of actual variances from expected experience	(27)	(26)	13	19	(14)	(7)
Adjusted beginning balance	1,709	1,523	343	253	2,052	1,776
Issuances	344	259	56	18	400	277
Interest accrual	39	25	7	5	46	30
Net premiums collected	(196)	(186)	(32)	(25)	(228)	(211)
Ending balance at original discount rate	1,896	1,621	374	251	2,270	1,872
Effect of changes in discount rate assumptions	(79)	(68)	(8)	(7)	(87)	(75)
Ending balance	1,817	1,553	366	244	2,183	1,797

Present value of expected future policy benefits
Beginning balance	2,453	2,229	657	524	3,110	2,753
Beginning balance at original discount rate	2,495	2,316	656	534	3,151	2,850
Effect of changes in cash flow assumptions	(6)	—	—	(12)	(6)	(12)
Effect of actual variances from expected experience	(25)	(30)	8	20	(17)	(10)
Adjusted beginning balance	2,464	2,286	664	542	3,128	2,828
Issuances	344	256	57	18	401	274
Interest accrual	53	47	15	12	68	59
Benefit payments	(210)	(199)	(19)	(26)	(229)	(225)
Ending balance at original discount rate	2,651	2,390	717	546	3,368	2,936
Effect of changes in discount rate assumptions	(84)	(64)	(20)	(7)	(104)	(71)
Ending balance	$2,567	$2,326	$697	$539	$3,264	$2,865

Net reserve for future policy benefits (1)	$750	$773	$331	$295	$1,081	$1,068
Less: reinsurance recoverables	80	84	1	2	81	86
Net reserve for future policy benefits, after reinsurance recoverables	$670	$689	$330	$293	$1,000	$982
(1)Excludes $263 million and $271 million of reserves related to short-duration and other contracts as of June 30, 2024 and 2023, respectively.

Revenue and interest recognized in the condensed consolidated statements of operations
($ in millions)	Six months ended June 30,
	2024	2023
Revenues (1)
Accident and health	$436	$446
Traditional life	68	50
Total	$504	$496

Interest expense (2)
Accident and health	$14	$22
Traditional life	8	7
Total	$22	$29
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
Second Quarter 2024 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts.

	As of June 30,
	2024		2023
($ in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Accident and health
Expected future gross premiums	$5,703	$3,867	$5,020	$3,602
Expected future benefits and expenses	3,854	2,567	3,350	2,326
Traditional life
Expected future gross premiums	1,042	715	696	489
Expected future benefits and expenses	1,456	697	1,008	539
The following table provides the weighted-average duration and weighted-average interest rates for the reserve for future policy benefits.

	As of June 30,
	Accident and health		Traditional life
	2024	2023	2024	2023
Weighted-average duration (in years)	8.0	3.9	15.1	14.0
Weighted-average interest rates
Interest accretion rate (discount rate at contract issuance)	5.04%	5.08%	5.37%	5.46%
Current discount rate (upper-medium grade fixed income yield)	5.26	4.79	5.35	5.14
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
For the six months ended June 30, 2024 and 2023, actual experience for lapses in accident and health products was higher than expected.
For the six months ended June 30, 2024 and 2023, actual experience for lapses in traditional life products was lower than expected.
Contractholder funds

Contractholder funds activity
	Six months ended June 30,
($ in millions)	2024	2023
Beginning balance	$888	$879
Deposits	67	66
Interest credited	17	17
Benefits	(5)	(6)
Surrenders and partial withdrawals	(11)	(10)
Contract charges	(60)	(60)
Other adjustments	(5)	(5)
Ending balance	$891	$881

Components of contractholder funds
Interest-sensitive life insurance	$849	$833
Fixed annuities	42	48
Total	$891	$881

Weighted-average crediting rate	4.20%	4.27%
Net amount at risk (1)	$11,165	$11,640
Cash surrender value	732	725
(1)Guaranteed benefit amounts in excess of the current account balances.
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Account values: comparison of current crediting rate to guaranteed minimum crediting rate (1)
($ in millions) Range of guaranteed minimum crediting rates	At guaranteed minimum	1-50 basis points above	Total
June 30, 2024
Less than 3.00%	$—	$—	$—
3.00% - 3.49%	—	37	37
3.50% - 3.99%	10	—	10
4.00% - 4.49%	438	—	438
4.50% - 4.99%	259	—	259
5.00% or greater	66	—	66
Non-account balances (2)			81
Total	$773	$37	$891

June 30, 2023
Less than 3.00%	$—	$—	$—
3.00% - 3.49%	—	23	23
3.50% - 3.99%	11	—	11
4.00% - 4.49%	433	—	433
4.50% - 4.99%	265	—	265
5.00% or greater	69	—	69
Non-account balances (2)			80
Total	$778	$23	$881
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
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Property and casualty insurance premiums earned	$(588)	$(495)	$(1,145)	$(941)
Accident and health insurance premiums and contract charges	(11)	(10)	(21)	(19)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Property and casualty insurance claims and claims expense	$(284)	$60	$(516)	$(260)
Accident, health and other policy benefits	(8)	(17)	(14)	(25)
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	June 30, 2024	December 31, 2023
Property and casualty
Paid and due from reinsurers and indemnitors	$229	$254
Unpaid losses estimated (including IBNR)	8,341	8,396
Total property and casualty	$8,570	$8,650

Accident and health insurance	160	159
Total	$8,730	$8,809
Second Quarter 2024 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Property and casualty (1) (2)
Beginning balance	$(64)	$(61)	$(62)	$(62)
(Increase) decrease in the provision for credit losses	—	—	(2)	1
Write-offs	—	—	—	—
Ending balance	$(64)	$(61)	$(64)	$(61)

Accident and health insurance
Beginning balance	$(3)	$(3)	$(3)	$(3)
Increase in the provision for credit losses	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$(3)	$(3)	$(3)	$(3)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Note 11	Deferred Policy Acquisition Costs
The following table shows a roll-forward of DAC on long-duration contracts in the Allstate Health and Benefits segment, along with a reconciliation to the Company’s total DAC balance.

Deferred policy acquisition costs activity
($ in millions)	Accident and health	Traditional life	Interest-sensitive life	Total
Six months ended June 30, 2024
Allstate Health and Benefits
Long-duration contracts
Beginning balance	$321	$90	$100	$511
Acquisition costs deferred	51	27	9	87
Amortization charged to income	(40)	(10)	(7)	(57)
Experience adjustment	(9)	(1)	(1)	(11)
Total	$323	$106	$101	530
Short-duration contracts				32
Allstate Protection				2,478
Protection Services				3,072
Ending balance				$6,112

Six months ended June 30, 2023
Allstate Health and Benefits
Long-duration contracts
Beginning balance	$322	$79	$101	$502
Acquisition costs deferred	25	13	7	45
Amortization charged to income	(16)	(7)	(7)	(30)
Experience adjustment	(13)	—	(1)	(14)
Total	$318	$85	$100	503
Short-duration contracts				27
Allstate Protection				2,203
Protection Services				2,874
Ending balance				$5,607

Note 12	Capital Structure
Repayment of debt On May 15, 2024, the Company repaid, at maturity, $350 million of 6.75% Senior Notes.
Issuance of debt On June 24, 2024, the Company issued $500 million of 5.05% Senior Notes due 2029. Interest on the Senior Notes is payable semi-annually in arrears on June 24 and December 24 of each year, beginning on December 24, 2024. The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The net proceeds of this issuance were used for general corporate purposes.
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 13	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $13 million and $27 million during the three months ended June 30, 2024 and 2023, respectively, and $23 million and $54 million during the six months ended June 30, 2024 and 2023, respectively.
Restructuring expenses during the second quarter and first six months of 2024 primarily relate to implementing actions to achieve a new phase of the organizational transformation component of the Transformative Growth plan, which commenced in the second quarter of 2024. Organizational transformation includes streamlining the organization and outsourcing certain aspects of operations. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Organizational transformation
($ in millions)
Expected program charges	$24
2024 expenses	(20)
Remaining program charges	$4
These charges are primarily recorded in the Allstate Protection segment. The Company expects these actions will be completed in the first half of 2025.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2023	$40	$1	$41
Expense incurred	25	9	34
Adjustments to liability	(11)	—	(11)
Payments and non-cash charges	(21)	(9)	(30)
Restructuring liability as of June 30, 2024	$33	$1	$34
As of June 30, 2024, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $107 million for employee costs and $7 million for exit costs.

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
Second Quarter 2024 Form 10-Q 37

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
The aggregate liability balance related to all guarantees was not material as of June 30, 2024.
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
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $69 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings The Company is defending various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as applicable interest, penalties and fees. In one such lawsuit, Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla. filed January 2019), the federal district court denied class certification and plaintiff’s request to file a renewed motion for class certification. In Revival, on June 2, 2022, the Eleventh Circuit certified to the Florida Supreme Court Allstate’s appeal of the federal district court’s interpretation of the state personal injury protection statute. The Eleventh Circuit held determination on plaintiff’s class certification appeal pending the outcome of the Florida Supreme Court certification. The oral argument before the Florida Supreme Court was on March 8, 2023. On April 25, 2024, the Florida Supreme Court issued a decision in the Company’s favor, finding that the Company’s practice with respect to its payment of certain medical provider charges is consistent with the Company’s policy language and with the state personal injury protection statute. On May 24, 2024, the Eleventh Circuit entered an order dismissing plaintiff’s class certification appeal and directing the federal district court to enter summary judgment in favor of
Second Quarter 2024 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Allstate. On July 2, 2024, the federal district court entered judgment in Allstate’s favor.
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
The Company is currently defending the following lawsuits: Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D.N.Y. filed December 2018); Durgin v. Allstate Property and Casualty Insurance Company (W.D. La. filed June 2019); Golla v. Allstate Insurance Company (N.D. Ohio filed June 2023); Bibbs v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (N.D. Ohio filed August 2023); Hail v. Allstate Property and Casualty Insurance Company (State Court of Habersham Co., Ga. filed December 2023); Katz v. Esurance Property and Casualty Insurance Company and National General Insurance Company (E.D.N.Y. filed February 2024); and Jarrett-Kelly v. Direct General Insurance Agency, Inc. (Circuit Court of Pulaski Co., Ark. filed May 2024). No classes have been certified in any of these matters.
Settlements in principle have been reached in the following cases: Bass v. Imperial Fire and Casualty Insurance Company (W.D. La. filed February 2022); and Cummings v. Allstate Property and Casualty Insurance Company (M.D. La. filed April 2022).
The Company is defending putative class actions in the U.S. District Court for the District of Arizona that allege underpayment of uninsured/underinsured motorist claims. The lawsuits are Dorazio v. Allstate Fire and Casualty Insurance Company and Loughran v. MIC General Insurance Corporation, each filed December 2022. The plaintiffs allege that uninsured/underinsured motorist coverages must be stacked where the defendants allegedly did not include specified policy language and did not provide specified notice to policyholders. No classes have been certified in these matters. In July 2023, the Arizona Supreme Court issued a ruling in Franklin v. CSAA General Insurance, a matter involving another insurer. The Franklin decision held, under the factual circumstances of that case, that stacking of uninsured/underinsured motorist coverages was required because the insurer did not include specified policy language and did not issue specified notice.
Other proceedings The Company has an investigatory hearing before the California Insurance Commissioner concerning the private passenger automobile insurance rating practices of Allstate Insurance Company and Allstate Indemnity Company in California. The investigatory hearing is captioned: In the Matter of the Rating Practices of Allstate Insurance Company and Allstate Indemnity Company. Pursuant to the Notice of Hearing issued by the California Insurance Commissioner, the California Insurance Commissioner is investigating: (1) whether Allstate has potentially violated California insurance law by using illegal price optimization; (2) how Allstate implemented any such potentially illegal price optimization in its private passenger auto insurance rates and/or class plans; and (3) how such potentially illegal price optimization impacted Allstate’s private passenger auto insurance policyholders. Allstate and the California Department of Insurance have reached an agreement in principle to resolve the investigatory hearing.
The Company is defending two putative class actions in the U.S. District Court for the Eastern District of California, Holland Hewitt v. Allstate Life Insurance Company filed May 2020, and Farley v. Lincoln Benefit Life Company (“LBL”) filed December 2020, following the sale of ALIC. On April 19, 2023, the district court certified a class in Farley. LBL is appealing the district court’s order in the Ninth Circuit Court of Appeals. On March 27, 2024, the Magistrate Judge issued his Findings and Recommendations denying class certification in Hewitt. Plaintiffs filed their objection to the Magistrate’s recommendation. In these cases, plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. Similar litigation is pending against other insurance carriers. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the statutes’ effective date. The Company asserts various defenses to plaintiffs’ claims and to class certification.
The Company is defending a lawsuit in the U.S. District Court for the Southern District of California, Chavez v. Allstate Northbrook Indemnity Company, filed February 2022, where plaintiffs generally allege that
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Allstate’s Shelter In Place Payback program provided insufficient premium relief in response to the reduction in driving in California during the state’s COVID-19 stay-at-home restrictions in 2020 and 2021. Plaintiffs seek damages that include additional premium refunds and punitive damages. On June 25, 2024, the court issued an order granting plaintiffs’ motion for class certification. The Company continues to defend the litigation and oppose plaintiffs’ allegations.
On July 24, 2024, the Department of Justice filed a civil suit in the U.S. District Court for the Western
District of Pennsylvania against National General Holdings Corp., National General Insurance Company, National General Lender Services, Inc., and Newport Management Corp. The suit alleges that certain services that National General provided as a vendor to a large national bank for its collateral protection insurance program violated the Financial Institutions, Reform, Recovery, and Enforcement Act of 1989 (the “Act”), and it seeks civil monetary penalties available under the Act.

Note 15	Benefit Plans
For the second quarter and first six months of 2024, service cost includes a $38 million refund of premiums previously paid to the Pension Benefit Guaranty Corporation (“PBGC”). The PBGC insures defined benefit plans offered by private-sector employers. PBGC premiums are required to be paid annually and are calculated using a predefined calculation that includes interest rates to discount a plan’s vested benefits. During the second quarter of 2024, the Company’s defined benefit pension plan elected to use an alternative methodology to calculate the prescribed interest rate in determining premiums for plan year 2023, which resulted in a refund of $38 million in previously paid premiums.

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Pension benefits
Service cost	$(7)	$32	$26	$65
Interest cost	58	58	116	118
Expected return on plan assets	(76)	(79)	(153)	(156)
Costs and expenses	(25)	11	(11)	27
Remeasurement of projected benefit obligation	(68)	(68)	(93)	55
Remeasurement of plan assets	60	30	85	(150)
Remeasurement (gains) losses	(8)	(38)	(8)	(95)
Pension net benefit	$(33)	$(27)	$(19)	$(68)

Postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	3	2	5	5
Amortization of prior service credit	(1)	(6)	(1)	(12)
Costs and expenses	2	(4)	4	(7)
Remeasurement of projected benefit obligation	(1)	(2)	(3)	2
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	(1)	(2)	(3)	2
Postretirement net cost (benefit)	$1	$(6)	$1	$(5)

Pension and postretirement benefits
Costs and expenses	$(23)	$7	$(7)	$20
Remeasurement (gains) losses	(9)	(40)	(11)	(93)
Total net benefit	$(32)	$(33)	$(18)	$(73)
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
Second Quarter 2024 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

Pension and postretirement benefits remeasurement gains and losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Remeasurement of projected benefit obligation (gains) losses:
Discount rate	$(57)	$(73)	$(98)	$51
Other assumptions	(12)	3	2	6
Remeasurement of plan assets (gains) losses	60	30	85	(150)
Remeasurement (gains) losses	$(9)	$(40)	$(11)	$(93)
Remeasurement gains for the second quarter of 2024 primarily related to an increase in the liability discount rate and changes in other assumptions, partially offset by unfavorable asset performance compared to expected return on plan assets. Remeasurement gains in the first six months of 2024 primarily related to an increase in the liability discount rate, partially offset by unfavorable asset performance compared to expected return on plan assets.
The weighted average discount rate used to measure the pension benefit obligation increased to
5.62% at June 30, 2024 compared to 5.45% at March 31, 2024 and 5.35% at December 31, 2023 resulting in gains for the second quarter and first six months of 2024.
For the second quarter and first six months of 2024, the actual return on plan assets was lower than the expected return due to lower fixed income valuations from higher market yields, partially offset by higher public equity returns.

Note 16	Supplemental Cash Flow Information
Non-cash investing activities include $58 million and $53 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, and limited partnerships for the six months ended June 30, 2024 and 2023, respectively. Non-cash investing activities include $18 million related to right-of-use property and equipment obtained in exchange for lease obligations for the six months ended June 30, 2024. Non-cash investing activities include $15 million related to right-of-use real estate obtained in exchange for lease obligations and $51 million related to debt assumed by purchaser on sale of real estate for the six months ended June 30, 2023.
Non-cash financing activities include $27 million and $37 million related to the issuance of Allstate common shares for vested equity awards for the six months ended June 30, 2024 and 2023, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $58 million and $66 million for the six months ended June 30, 2024 and 2023, respectively. Non-cash operating activities include $22 million and $6 million related to right-of-use assets obtained in exchange for lease obligations for the six months ended June 30, 2024 and 2023, respectively.
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

($ in millions)	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net change in proceeds managed
Net change in fixed income securities	$80	$202
Net change in short-term investments	(190)	18
Operating cash flow (used) provided	$(110)	$220

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,891)	$(2,011)
Liabilities for collateral, end of period	(2,001)	(1,791)
Operating cash flow provided (used)	$110	$(220)
42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 17	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended June 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(260)	$56	$(204)	$(472)	$96	$(376)
Less: reclassification adjustment of realized capital gains and losses	(108)	23	(85)	(131)	27	(104)
Unrealized net capital gains and losses	(152)	33	(119)	(341)	69	(272)
Unrealized foreign currency translation adjustments	(29)	6	(23)	36	(8)	28
Unamortized pension and other postretirement prior service credit (1)	(1)	1	—	(6)	1	(5)
Discount rate for reserve for future policy benefits	(1)	—	(1)	10	(2)	8
Other comprehensive (loss) income	$(183)	$40	$(143)	$(301)	$60	$(241)

	Six months ended June 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(635)	$136	$(499)	$257	$(60)	$197
Less: reclassification adjustment of realized capital gains and losses	(209)	44	(165)	(269)	56	(213)
Unrealized net capital gains and losses	(426)	92	(334)	526	(116)	410
Unrealized foreign currency translation adjustments	(19)	4	(15)	99	(21)	78
Unamortized pension and other postretirement prior service credit (1)	(2)	1	(1)	(12)	3	(9)
Discount rate for reserve for future policy benefits	31	(7)	24	(1)	—	(1)
Other comprehensive (loss) income	$(416)	$90	$(326)	$612	$(134)	$478
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
Second Quarter 2024 Form 10-Q 43

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
The Allstate Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2024, the related condensed consolidated statements of operations, comprehensive income (loss), and shareholders’ equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 31, 2024
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
Macroeconomic Impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity, such as U.S. government fiscal and monetary policies, the Russia/Ukraine and Israel/Hamas conflicts, supply chain disruptions, labor shortages and other factors that have increased inflation.
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

Second Quarter 2024 Form 10-Q 45

Highlights

Consolidated net income (loss) applicable to common shareholders
($ in millions)

Q1	Q2

Consolidated net income applicable to common shareholders was $301 million and $1.49 billion in the second quarter and first six months of 2024, respectively, compared to a loss of $1.39 billion and $1.74 billion in the second quarter and first six months of 2023, respectively, primarily due to improved underwriting results from increased earned premium and improved loss trends.

For the twelve months ended June 30, 2024, return on Allstate common shareholders’ equity was 19.3%.

Total revenues
($ in millions)

Total revenues increased 12.4% to $15.71 billion and increased 11.6% to $30.97 billion in the second quarter and first six months of 2024, respectively, compared to the same periods of 2023 due to higher average premium from rate increases and higher net investment income from fixed income securities.

Net investment income
($ in millions)

Net investment income increased $102 million to $712 million in the second quarter of 2024 primarily due to higher market-based investment results, partially offset by lower performance-based investment results. Net investment income increased $291 million to $1.48 billion in the first six months of 2024 compared to the same period of 2023, primarily due to higher market-based and performance-based investment results. Market-based results continue to benefit from portfolio repositioning into higher yielding fixed income securities and higher investment balances.

Financial highlights
Investments totaled $70.60 billion as of June 30, 2024, increasing from $66.68 billion as of December 31, 2023.
Allstate shareholders’ equity was $18.59 billion as of June 30, 2024, increasing from $17.77 billion as of December 31, 2023, primarily due to net income, partially offset by dividends to shareholders and higher unrealized net capital losses on investments.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $62.14, an increase of 21.2% from $51.29 as of June 30, 2023, and an increase of 4.6% from $59.39 as of December 31, 2023.
Return on average Allstate common shareholders’ equity for the twelve months ended June 30, 2024 was 19.3%, an increase of 36.5 points from (17.2)% for the twelve months ended June 30, 2023. The increase was primarily due to net income applicable to common shareholders for the trailing twelve-month period ending June 30, 2024 compared to a net loss for the twelve-month period ending June 30, 2023.
46 www.allstate.com

Summarized consolidated financial results

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Revenues
Property and casualty insurance premiums	$13,952	$12,470	$27,464	$24,643
Accident and health insurance premiums and contract charges	474	453	952	916
Other revenue	679	597	1,348	1,158
Net investment income	712	610	1,476	1,185
Net gains (losses) on investments and derivatives	(103)	(151)	(267)	(137)
Total revenues	15,714	13,979	30,973	27,765

Costs and expenses
Property and casualty insurance claims and claims expense	(10,801)	(11,727)	(20,302)	(22,053)
Accident, health and other policy benefits	(291)	(258)	(587)	(523)
Amortization of deferred policy acquisition costs	(2,001)	(1,789)	(3,940)	(3,533)
Operating, restructuring and interest expenses	(2,130)	(1,911)	(4,122)	(3,740)
Pension and other postretirement remeasurement gains (losses)	9	40	11	93
Amortization of purchased intangibles	(70)	(82)	(139)	(163)
Total costs and expenses	(15,284)	(15,727)	(29,079)	(29,919)

Income (loss) from operations before income tax expense	430	(1,748)	1,894	(2,154)

Income tax (expense) benefit	(83)	373	(349)	458

Net income (loss)	347	(1,375)	1,545	(1,696)

Less: Net income (loss) attributable to noncontrolling interest	16	(23)	(4)	(24)

Net income (loss) attributable to Allstate	331	(1,352)	1,549	(1,672)

Preferred stock dividends	(30)	(37)	(59)	(63)

Net income (loss) applicable to common shareholders	$301	$(1,389)	$1,490	$(1,735)
Segment highlights
Allstate Protection underwriting loss was $142 million in the second quarter of 2024 compared to underwriting loss of $2.09 billion in the second quarter of 2023 and underwriting income totaled $761 million in the first six months of 2024 compared to an underwriting loss of $3.09 billion in the first six months of 2023, primarily due to increased premiums earned and lower catastrophe losses, partially offset by higher advertising costs. As auto profitability improves, we are increasing advertising and removing underwriting restrictions to support growth.
Catastrophe losses were $2.12 billion and $2.85 billion in the second quarter and first six months of 2024, respectively, compared to $2.70 billion and $4.39 billion in the second quarter and first six months of 2023, respectively.
Premiums written increased 13.1% to $14.28 billion and increased 12.5% to $27.46 billion in the second quarter and first six months of 2024, respectively, compared to the same periods of 2023, reflecting higher premiums in both Allstate and National General brands.
Protection Services adjusted net income was $55 million in the second quarter of 2024 compared to $41 million in the second quarter of 2023, primarily due to revenue growth at Allstate Protection Plans. Adjusted net income was $109 million the first six months of
2024 compared to $75 million in the first six months of 2023, primarily due to growth at Allstate Protection Plans and improved claim severity and lower expenses at Allstate Roadside.
Premiums and other revenue increased 12.3% to $711 million and increased 12.2% to $1.41 billion in the second quarter and first six months of 2024, respectively, compared to the same periods of 2023, primarily due to Allstate Protection Plans.
Allstate Health and Benefits adjusted net income was $58 million in the second quarter of 2024 compared to adjusted net income of $57 million in the second quarter of 2023, primarily due to an increase in group health and employer voluntary benefits, partially offset by a decline in individual health. Adjusted net income was $114 million in the first six months of 2024 compared to $113 million in the first six months of 2023, primarily due to an increase in group health.
Premiums and contract charges increased 4.6% to $474 million in the second quarter of 2024 and increased 3.9% to $952 million in the first six months of 2024 compared to the same periods of 2023, primarily due to growth in group health and individual health. The increase in the first six months of 2024 was partially offset by a decline in employer voluntary benefits.

Second Quarter 2024 Form 10-Q 47

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

48 www.allstate.com

Property-Liability Operations

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions, except ratios)	2024	2023	2024	2023
Premiums written	$14,279	$12,620	$27,462	$24,403
Premiums earned	$13,339	$11,921	$26,239	$23,556
Other revenue	441	389	871	742
Claims and claims expense	(10,649)	(11,575)	(19,998)	(21,755)
Amortization of DAC	(1,673)	(1,496)	(3,281)	(2,948)
Other costs and expenses	(1,537)	(1,249)	(2,954)	(2,528)
Restructuring and related charges (1)	(15)	(26)	(22)	(47)
Amortization of purchased intangibles	(51)	(58)	(102)	(115)
Underwriting (loss) income	$(145)	$(2,094)	$753	$(3,095)

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$2,258	$2,665	$3,151	$4,398
Catastrophe reserve reestimates (2)	(138)	31	(300)	(11)
Total catastrophe losses	$2,120	$2,696	$2,851	$4,387

Non-catastrophe reserve reestimates (2)	$(64)	$182	$(53)	$209
Prior year reserve reestimates (2)	(202)	213	(353)	198

GAAP operating ratios
Loss ratio	79.8	97.1	76.2	92.3
Expense ratio (3)	21.3	20.5	20.9	20.8
Combined ratio	101.1	117.6	97.1	113.1
Effect of catastrophe losses on combined ratio	15.9	22.6	10.9	18.6
Effect of prior year reserve reestimates on combined ratio	(1.5)	1.9	(1.4)	0.8
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(1.0)	0.3	(1.1)	(0.1)
Effect of restructuring and related charges on combined ratio (1)	0.1	0.2	0.1	0.2
Effect of amortization of purchased intangibles on combined ratio	0.4	0.5	0.4	0.5
Effect of Run-off Property-Liability business on combined ratio	—	0.1	—	—
(1)Restructuring and related charges for the second quarter and first six months of 2024 primarily relate to implementing a new phase of the organizational transformation component of the Transformative Growth plan. See Note 13 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
Second Quarter 2024 Form 10-Q 49

Segment Results Allstate Protection
Allstate Protection Segment

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Premiums written	$14,279	$12,620	$27,462	$24,403
Premiums earned	$13,339	$11,921	$26,239	$23,556
Other revenue	441	389	871	742
Claims and claims expense	(10,647)	(11,574)	(19,992)	(21,752)
Amortization of DAC	(1,673)	(1,496)	(3,281)	(2,948)
Other costs and expenses	(1,536)	(1,248)	(2,952)	(2,526)
Restructuring and related charges	(15)	(26)	(22)	(47)
Amortization of purchased intangibles	(51)	(58)	(102)	(115)
Underwriting (loss) income	$(142)	$(2,092)	$761	$(3,090)
Catastrophe losses	$2,120	$2,696	$2,851	$4,387
Underwriting loss was $142 million in the second quarter of 2024 and underwriting income was $761 million in the first six months of 2024 compared to underwriting loss of $2.09 billion and $3.09 billion in the second quarter and first six months of 2023, respectively, due to increased premiums earned and lower catastrophe losses, partially offset by higher advertising costs. As auto profitability improves, we are increasing advertising and removing underwriting restrictions to support growth.

Change in underwriting results from prior year period - three months ended
($ in millions)

Change in underwriting results from prior year period - six months ended
($ in millions)
50 www.allstate.com

Allstate Protection Segment Results

Underwriting income (loss) by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2024	2023	2024	2023	2024	2023
Three months ended June 30,
Auto	$231	$(546)	$139	$(132)	$370	$(678)
Homeowners	(258)	(1,195)	(117)	(112)	(375)	(1,307)
Other personal lines	(53)	(70)	(2)	—	(55)	(70)
Commercial lines	(144)	(60)	6	(1)	(138)	(61)
Other business lines (1)	35	24	17	(3)	52	21
Answer Financial					4	3
Total	$(189)	$(1,847)	$43	$(248)	$(142)	$(2,092)

Six months ended June 30,
Auto	$492	$(878)	$229	$(146)	$721	$(1,024)
Homeowners	310	(1,703)	(121)	(138)	189	(1,841)
Other personal lines	(51)	(160)	3	1	(48)	(159)
Commercial lines	(213)	(124)	5	3	(208)	(121)
Other business lines (1)	63	46	37	4	100	50
Answer Financial					7	5
Total	$601	$(2,819)	$153	$(276)	$761	$(3,090)
(1)Other business lines represents commissions earned and other costs and expenses for Ivantage, non-proprietary life and annuity products, and lender-placed products.

Second Quarter 2024 Form 10-Q 51

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

Premiums written by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2024	2023	2024	2023	2024	2023
Three months ended June 30,
Auto	$7,488	$6,821	$1,796	$1,448	$9,284	$8,269
Homeowners	3,349	2,937	496	444	3,845	3,381
Other personal lines	678	621	167	54	845	675
Commercial lines	60	146	90	54	150	200
Other business lines	—	—	155	95	155	95
Total premiums written	$11,575	$10,525	$2,704	$2,095	$14,279	$12,620

Six months ended June 30,
Auto	$14,887	$13,647	$3,754	$2,971	$18,641	$16,618
Homeowners	5,866	5,147	853	768	6,719	5,915
Other personal lines	1,197	1,113	308	110	1,505	1,223
Commercial lines	134	323	173	104	307	427
Other business lines	—	—	290	220	290	220
Total premiums written	$22,084	$20,230	$5,378	$4,173	$27,462	$24,403

Premiums earned by brand and by line of business
	Allstate brand		National General		Allstate Protection
($ in millions)	2024	2023	2024	2023	2024	2023
Three months ended June 30,
Auto	$7,363	$6,772	$1,716	$1,349	$9,079	$8,121
Homeowners	2,861	2,537	394	346	3,255	2,883
Other personal lines	591	540	110	47	701	587
Commercial lines	82	153	76	49	158	202
Other business lines	—	—	146	128	146	128
Total premiums earned	$10,897	$10,002	$2,442	$1,919	$13,339	$11,921

Six months ended June 30,
Auto	$14,536	$13,432	$3,321	$2,597	$17,857	$16,029
Homeowners	5,628	5,025	781	668	6,409	5,693
Other personal lines	1,155	1,061	205	88	1,360	1,149
Commercial lines	182	336	145	98	327	434
Other business lines	—	—	286	251	286	251
Total premiums earned	$21,501	$19,854	$4,738	$3,702	$26,239	$23,556

Reconciliation of premiums written to premiums earned
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Total premiums written	$14,279	$12,620	$27,462	$24,403
(Increase) decrease in unearned premiums	(921)	(753)	(1,158)	(880)
Other	(19)	54	(65)	33
Total premiums earned	$13,339	$11,921	$26,239	$23,556
52 www.allstate.com

Allstate Protection Segment Results

Policies in force by brand and by line of business
	Allstate brand		National General		Allstate Protection
PIF (thousands)	2024	2023	2024	2023	2024	2023
As of June 30,
Auto	19,877	20,821	5,247	4,699	25,124	25,520
Homeowners	6,743	6,614	683	654	7,426	7,268
Other personal lines	4,469	4,574	402	316	4,871	4,890
Commercial lines	105	194	151	113	256	307
Total	31,194	32,203	6,483	5,782	37,677	37,985
Auto insurance premiums written increased 12.3% or $1.02 billion in the second quarter of 2024 compared to the second quarter of 2023 and 12.2% or $2.02 billion in the first six months of 2024 compared to the first six months of 2023, primarily due to the following factors:
•Increased average premiums driven by rate increases. In the six months ended June 30, 2024:
–Rate increases of 7.9% were taken for Allstate brand in 42 locations, resulting in total estimated Allstate brand insurance premium impact of 3.4%
–Rate increases of 11.2% were taken for National General brand in 38 locations, resulting in total estimated National General brand insurance premium impact of 6.1%
•We expect to continue to pursue targeted rate increases for both Allstate and National General brands in states currently not achieving acceptable returns to offset increases in loss costs throughout 2024
•PIF decreased 1.6% or 396 thousand to 25,124 thousand as of June 30, 2024 compared to June 30, 2023
•Renewal ratio increased 0.2 points and 0.3 points in the second quarter and the first six months of 2024, respectively, compared to the second quarter and first six months of 2023
•Increased new issued applications driven by growth in all channels
•We have removed underwriting restrictions in areas that represent the majority of Allstate brand countrywide premiums, which is expected to increase premiums written and PIF

Auto premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	892	724	23.2%	1,692	1,475	14.7%
National General	836	754	10.9	1,706	1,537	11.0
Total new issued applications	1,728	1,478	16.9	3,398	3,012	12.8

Allstate brand average premium	$841	$737	14.1%	$832	$732	13.7%
Allstate brand renewal ratio (%)	85.7	85.5	0.2	85.9	85.6	0.3
Homeowners insurance premiums written increased 13.7% or $464 million in the second quarter of 2024 compared to the second quarter of 2023 and increased 13.6% or $804 million in the first six months of 2024 compared to the first six months of 2023, primarily due to the following factors:
•Higher Allstate brand average premiums from implemented rate increases, combined with policies in force growth
•In the six months ended June 30, 2024, rate increases of 11.6% were taken for Allstate brand in 25 locations, resulting in total estimated Allstate brand insurance premium impact of 4.5%
•National General policy growth may be negatively impacted in future quarters as we improve certain underwriting margins to targeted levels through underwriting and rate actions. In the six months ended June 30, 2024, rate increases of 14.4% were taken for National General brand in 22 locations, resulting in total estimated National General brand insurance premium impact of 3.9%
•Increased new issued applications driven by growth in the exclusive agency and direct channels
•Policy growth is being reduced in states and lines of business that are underperforming. We are no longer writing new homeowners business in California, New Jersey and Florida, and are non-renewing certain policies in Florida, which have and will continue to negatively impact premiums
•We may not be able to grow in certain states without regulatory or legislative reforms that enable customers to be provided coverage at appropriate risk adjusted returns
•The impact of the ongoing rate increases has and may continue to have an adverse effect on the renewal ratio, premiums and future PIF growth
Second Quarter 2024 Form 10-Q 53

Segment Results Allstate Protection

Homeowners premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
New issued applications (thousands)
Allstate Protection by brand
Allstate brand	293	234	25.2%	552	464	19.0%
National General	41	46	(10.9)	73	81	(9.9)
Total new issued applications	334	280	19.3	625	545	14.7

Allstate brand average premium	$1,993	$1,800	10.7%	$1,957	$1,758	11.3%
Allstate brand renewal ratio (%)	87.2	86.3	0.9	87.2	86.3	0.9
Other personal lines premiums written increased 25.2% or $170 million in the second quarter of 2024 compared to the second quarter of 2023 and increased 23.1% or $282 million in the first six months of 2024 compared to the first six months of 2023 primarily due to increases in involuntary auto policies purchased from other carriers for National General and landlords policies for Allstate brand. We are no longer writing condominium new business in California and Florida, and we are non-renewing certain policies in Florida, which may negatively impact premiums.
Commercial lines premiums written decreased 25.0% or $50 million in the second quarter of 2024 compared to the second quarter of 2023 and decreased 28.1% or $120 million in the first six months of 2024 compared to the first six months of 2023 primarily due to the strategic decision for the Allstate brand to stop writing new business and non-renew certain policies. We are committed to offering comprehensive commercial products to customers through our exclusive agency and independent agency channels, with solutions offered by the National General brand and NEXT Insurance.
Other business lines premiums written increased 63.2% or $60 million in the second quarter of 2024 compared to the second quarter of 2023 and increased 31.8% or $70 million in the first six months of 2024 compared to the first six months of 2023 due to growth in the lender-placed business.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (1)		Combined ratio
	2024	2023	2024	2023	2024	2023
Three months ended June 30,
Auto	74.2	87.9	21.7	20.4	95.9	108.3
Homeowners	90.3	125.0	21.2	20.3	111.5	145.3
Other personal lines	92.0	93.5	15.8	18.4	107.8	111.9
Commercial lines	158.8	105.4	28.5	24.8	187.3	130.2
Other business lines	49.3	51.6	15.1	32.0	64.4	83.6

Total	79.8	97.0	21.3	20.5	101.1	117.5
Impact of amortization of purchased intangibles			0.4	0.5	0.4	0.5
Impact of restructuring and related charges			0.1	0.2	0.1	0.2

Six months ended June 30,
Auto	74.8	85.7	21.2	20.7	96.0	106.4
Homeowners	75.6	111.9	21.5	20.4	97.1	132.3
Other personal lines	88.9	93.6	14.6	20.2	103.5	113.8
Commercial lines	136.4	103.7	27.2	24.2	163.6	127.9
Other business lines	46.8	47.4	18.2	32.7	65.0	80.1

Total	76.2	92.3	20.9	20.8	97.1	113.1
Impact of amortization of purchased intangibles			0.4	0.5	0.4	0.5
Impact of restructuring and related charges			0.1	0.2	0.1	0.2
(1)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
54 www.allstate.com

Allstate Protection Segment Results

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2024	2023	2024	2023	2024	2023	2024	2023
Three months ended June 30,
Auto	74.2	87.9	3.9	4.2	(2.0)	1.2	(0.1)	(0.2)
Homeowners	90.3	125.0	49.6	75.9	(5.8)	3.2	(3.9)	1.8
Other personal lines	92.0	93.5	17.3	24.2	8.7	0.5	0.2	(0.9)
Commercial lines	158.8	105.4	3.2	4.0	67.7	3.9	(1.2)	1.0
Other business lines	49.3	51.6	15.1	9.4	(0.7)	7.8	—	—
Total	79.8	97.0	15.9	22.6	(1.5)	1.8	(1.0)	0.3

Six months ended June 30,
Auto	74.8	85.7	2.6	2.7	(1.4)	0.5	(0.1)	(0.3)
Homeowners	75.6	111.9	33.9	63.9	(5.9)	1.3	(4.3)	0.8
Other personal lines	88.9	93.6	13.4	24.0	8.3	0.5	(0.1)	(1.1)
Commercial lines	136.4	103.7	1.8	3.9	48.3	7.4	(1.6)	0.7
Other business lines	46.8	47.4	10.1	7.2	1.4	4.4	—	—
Total	76.2	92.3	10.9	18.6	(1.4)	0.8	(1.1)	(0.1)
(1)The ten-year average effect of catastrophe losses on the total combined ratio was 13.5 points in the second quarter of 2024.

Auto underwriting quarterly results
	2024		2023				2022
($ in millions, except ratios)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Underwriting income (loss)	$370	$351	$93	$(178)	$(678)	$(346)	$(974)	$(1,315)	$(578)	$(147)
Loss ratio	74.2	75.4	78.5	81.4	87.9	83.4	90.6	95.3	84.9	77.6
Effect of prior year non-catastrophe reserve reestimates on combined ratio	(1.9)	(0.7)	1.7	0.3	1.4	(0.1)	2.3	8.5	3.8	2.1
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
Auto loss ratio decreased 13.7 and 10.9 points in the second quarter and first six months of 2024, respectively, compared to the same periods of 2023 driven by increased earned premiums. Estimated report year 2024 incurred claim severity for Allstate brand increased compared to report year 2023 for major coverages due to higher repair costs, a higher mix of total losses, an increase in claims with attorney representation, higher medical consumption, and inflation. Gross claim frequency decreased relative to the prior year. We continue to enhance our claims practices to manage loss costs by increasing resources and expanding re-inspections, accelerating resolution of bodily injury claims, and negotiating improved vendor services and parts agreements.
Homeowners loss ratio decreased 34.7 and 36.3 points in the second quarter and first six months of 2024, respectively, compared to the same periods of 2023, primarily due to lower catastrophe losses and increased premiums earned.
Gross claim frequency decreased in the second quarter and first six months of 2024 compared to the same periods of 2023 due to fewer fire claims reported. Paid claim severity increased in the second quarter and first six months of 2024 compared to the same periods of 2023 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowners paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio decreased 1.5 and 4.7 points in the second quarter and first six months of 2024, respectively, compared to the same periods of 2023 primarily due to increased premiums earned and lower catastrophe losses, partially offset by increased severity.
Second Quarter 2024 Form 10-Q 55

Segment Results Allstate Protection
Commercial lines loss ratio increased 53.4 and 32.7 points in the second quarter and first six months of 2024, respectively, compared to the same periods of 2023, primarily due to higher unfavorable reserve reestimates related to the shared economy business and premiums earned decreasing as a result of the strategic decision for the Allstate brand to stop writing new business and non-renew certain policies.
Other business lines loss ratio decreased 2.3 and 0.6 points in the second quarter and first six months of 2024, respectively, compared to the same periods of 2023, primarily due to increased premiums earned and favorable reserve development, partially offset by higher losses.
Catastrophe losses decreased $576 million to $2.12 billion in the second quarter of 2024 compared to the second quarter of 2023 and decreased $1.54 billion to $2.85 billion in the first six months of 2024 compared to the first six months of 2023, primarily due to lower losses per event compared to historically high levels in the prior year. Favorable prior year reserve reestimates of $138 million and $300 million for the second quarter and first six months of 2024, respectively, were primarily due to reserve reestimates in homeowners lines for 2023 events.
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
Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes by utilizing reinsurance and participating in various state facilities.

Catastrophe losses by the type of event
	Three months ended June 30,				Six months ended June 30,
($ in millions)	Number of events	2024	Number of events	2023	Number of events	2024	Number of events	2023
Tornadoes	1	$53	1	$25	1	$53	3	$138
Wind/hail	41	2,146	39	2,858	59	2,908	63	4,230
Wildfires	1	20	2	26	3	29	2	26
Freeze/other events	—	—	—	—	1	161	2	4
Prior year reserve reestimates		(138)		31		(300)		(11)
Prior quarter reserve reestimates		39		(244)		—		—
Total catastrophe losses	43	$2,120	42	$2,696	64	$2,851	70	$4,387
Catastrophe reinsurance The catastrophe reinsurance program is part of our catastrophe management strategy, which is intended to provide our shareholders with an acceptable return on the risks assumed in our personal lines business, reduce earnings variability, and provide protection to our customers. Our current catastrophe reinsurance program supports our risk and return framework which incorporates our robust economic capital model and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires and adjusts based on premium and insured value growth. As of June 30, 2024, the modeled 1-in-100 probable maximum loss for hurricane, wildfire and earthquake perils is approximately $2.9 billion, net of reinsurance. We continually review our aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
During the second quarter of 2024, we completed the placement of our 2024-2025 Florida Excess Catastrophe Reinsurance Program (“Florida program”) and the National General Lender Services Standalone Program. Additionally, we placed one single-year term contract as part of our 2024-2025 Nationwide Excess Catastrophe Reinsurance Program, providing $90
56 www.allstate.com

Allstate Protection Segment Results
million of placed limit in excess of a $7.70 billion retention.
Florida program updates Our 2024 Florida program provides coverage for property policies of Castle Key Insurance Company and certain affiliate companies for Florida catastrophe events up to $890 million of loss less a $30 million retention. The Florida program includes reinsurance agreements placed in the traditional market, the Florida Hurricane Catastrophe Fund (“FHCF”) and the insurance-linked securities (“ILS”) market as follows:
•Traditional market placements comprise reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. These contracts provide a combined $310 million of limits, with a portion of the traditional market placements providing coverage for perils not covered by the FHCF contracts, which only cover hurricanes.
•Three FHCF contracts provide $206 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes. The three contracts are 90% placed.
•ILS placements provide $625 million of reinsurance limits for qualifying losses to personal lines property in Florida caused by a named storm event, a severe weather event, an earthquake event, a fire event, a volcanic eruption event, or a meteorite impact event.
National General Lender Services Standalone Program is placed in the traditional market and provides $265 million of coverage, subject to a $70 million retention, with one reinstatement of limits. Inuring contracts include the National General FHCF contract providing $71 million of limits in excess of a $36 million retention, 90% placed.
For a complete summary of the 2024 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. Management’s Discussion and Analysis - Allstate Protection Segment Results, Catastrophe Reinsurance of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2024.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the second quarter and first six months of 2024 was $296 million and $582 million, respectively, compared to $242 million and $461 million in the second quarter and first six months of 2023, respectively. Catastrophe placement premiums reduce net written and earned premium with approximately 79% of the reduction related to homeowners premium.
Prior year reserve reestimates Favorable reserve reestimates, including catastrophes, were $204 million and $359 million in the second quarter and first six months of 2024, respectively, primarily due to favorable reserve reestimates in homeowners lines and personal auto lines, partially offset by unfavorable reserve reestimates in commercial lines and other personal lines.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 8 of the condensed consolidated financial statements.

Prior year reserve reestimates
	Three months ended June 30,				Six months ended June 30,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)		Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2024	2023	2024	2023	2024	2023	2024	2023
Auto	$(180)	$97	(1.3)	0.8	$(254)	$72	(1.0)	0.3
Homeowners	(191)	94	(1.4)	0.8	(380)	74	(1.4)	0.3
Other personal lines	61	3	0.4	—	113	6	0.4	—
Commercial lines	107	8	0.8	0.1	158	32	0.6	0.1
Other business lines	(1)	10	—	0.1	4	11	—	0.1
Total Allstate Protection	$(204)	$212	(1.5)	1.8	$(359)	$195	(1.4)	0.8

Allstate brand	$(198)	$36	(1.5)	0.3	$(375)	$(18)	(1.5)	(0.1)
National General	(6)	176	—	1.5	16	213	0.1	0.9
Total Allstate Protection	$(204)	$212	(1.5)	1.8	$(359)	$195	(1.4)	0.8
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.

Second Quarter 2024 Form 10-Q 57

Segment Results Allstate Protection
Expense ratio increased 0.8 and 0.1 points in the second quarter and first six months of 2024, respectively, compared to the second quarter and first six months of 2023, primarily due to an increase in advertising costs, partially offset by higher earned premium growth relative to fixed costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,			Six months ended June 30,
($ in millions, except ratios)	2024	2023	Change	2024	2023	Change
Amortization of DAC	$1,673	$1,496	$177	$3,281	$2,948	$333
Advertising expense	402	113	289	685	271	414
Other costs and expenses, net of other revenue	693	746	(53)	1,396	1,513	(117)
Amortization of purchased intangibles	51	58	(7)	102	115	(13)
Restructuring and related charges	15	26	(11)	22	47	(25)
Total underwriting expenses	$2,834	$2,439	$395	$5,486	$4,894	$592

Premiums earned	$13,339	$11,921	$1,418	$26,239	$23,556	$2,683

Expense ratio
Amortization of DAC	12.6	12.6	—	12.5	12.5	—
Advertising expense	3.0	0.9	2.1	2.6	1.2	1.4
Other costs and expenses, net of other revenue	5.2	6.3	(1.1)	5.3	6.4	(1.1)
Subtotal	20.8	19.8	1.0	20.4	20.1	0.3
Amortization of purchased intangibles	0.4	0.5	(0.1)	0.4	0.5	(0.1)
Restructuring and related charges	0.1	0.2	(0.1)	0.1	0.2	(0.1)
Total expense ratio	21.3	20.5	0.8	20.9	20.8	0.1
58 www.allstate.com

Run-off Property-Liability Segment Results
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Claims and claims expense	$(2)	$(1)	$(6)	$(3)
Operating costs and expenses	(1)	(1)	(2)	(2)
Underwriting income (loss)	$(3)	$(2)	$(8)	$(5)

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	June 30, 2024	December 31, 2023
Asbestos claims
Gross reserves	$1,132	$1,166
Reinsurance	(350)	(362)
Net reserves	782	804
Environmental claims
Gross reserves	322	331
Reinsurance	(63)	(64)
Net reserves	259	267
Other run-off claims
Gross reserves	425	445
Reinsurance	(66)	(72)
Net reserves	359	373
Total
Gross reserves	1,879	1,942
Reinsurance	(479)	(498)
Net reserves	$1,400	$1,444

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	June 30, 2024	December 31, 2023
Direct excess commercial insurance
Gross reserves	$1,082	$1,114
Reinsurance	(370)	(382)
Net reserves	712	732
Assumed reinsurance coverage
Gross reserves	576	603
Reinsurance	(53)	(54)
Net reserves	523	549
Direct primary commercial insurance
Gross reserves	136	140
Reinsurance	(55)	(61)
Net reserves	81	79
Other run-off business
Gross reserves	1	1
Reinsurance	—	—
Net reserves	1	1
Unallocated loss adjustment expenses
Gross reserves	84	84
Reinsurance	(1)	(1)
Net reserves	83	83
Total
Gross reserves	1,879	1,942
Reinsurance	(479)	(498)
Net reserves	$1,400	$1,444
Second Quarter 2024 Form 10-Q 59

Segment Results Run-off Property-Liability

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	June 30, 2024		December 31, 2023
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	62%	38%	57%	43%
Ceded (2)	65	35	63	37
Assumed reinsurance coverage
Gross reserves	31	69	32	68
Ceded	39	61	43	57
Direct primary commercial insurance
Gross reserves	58	42	59	41
Ceded	87	13	83	17
(1)Approximately 64% and 68% of gross case reserves as of June 30, 2024 and December 31, 2023, respectively, are subject to settlement agreements.
(2)Approximately 70% and 72% of ceded case reserves as of June 30, 2024 and December 31, 2023, respectively, are subject to settlement agreements.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Direct excess commercial insurance
Gross (1)	$16	$9	$32	$32
Ceded (2)	(7)	(4)	(13)	(9)
Assumed reinsurance coverage
Gross	21	14	27	19
Ceded	(2)	(2)	(2)	(3)
Direct primary commercial insurance
Gross	2	1	3	2
Ceded	(1)	—	(1)	—
(1)In the second quarter and first six months of 2024 87% and 86% of payments related to settlement agreements, respectively, compared to 79% and 85% of the second quarter and first six months of 2023, respectively.
(2)In the second quarter and first six months of 2024 96% and 93% of payments related to settlement agreements, respectively, compared to 74% and 87% of the second quarter and first six months of 2023, respectively.
Total net reserves as of June 30, 2024, included $698 million or 50% of estimated IBNR reserves compared to $762 million or 53% of estimated IBNR reserves as of December 31, 2023.
Total gross payments were $39 million and $62 million for the second quarter and first six months of 2024, respectively, compared to $24 million and $53 million for the second quarter and first six months of 2023, respectively. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $15 million and $26 million for the second quarter and first six months of 2024, respectively, compared to $9 million and $24 million for the second quarter and first six months of 2023, respectively.

60 www.allstate.com

Protection Services Segment Results
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Premiums written	$676	$658	$1,303	$1,277

Revenues
Premiums	$613	$549	$1,225	$1,087
Other revenue	98	84	183	168
Intersegment insurance premiums and service fees (1)	39	35	74	68
Net investment income	23	18	44	34

Costs and expenses
Claims and claims expense	(157)	(153)	(315)	(306)
Amortization of DAC	(296)	(259)	(585)	(510)
Operating costs and expenses	(246)	(218)	(480)	(439)
Restructuring and related charges	—	—	(1)	(1)

Income tax expense on operations	(19)	(15)	(36)	(26)

Adjusted net income	$55	$41	$109	$75

Allstate Protection Plans	$41	$31	$81	$59
Allstate Dealer Services	6	6	12	13
Allstate Roadside	8	6	19	10
Arity	(2)	(3)	(6)	(7)
Allstate Identity Protection	2	1	3	—
Adjusted net income	$55	$41	$109	$75

Policies in force
Allstate Protection Plans			151,172	138,172
Allstate Dealer Services			3,733	3,825
Allstate Roadside			604	545
Allstate Identity Protection			2,510	3,222
Policies in force as of June 30 (in thousands)			158,019	145,764
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Adjusted net income increased 34.1% or $14 million in the second quarter of 2024 compared to the second quarter of 2023, primarily due to revenue growth at Allstate Protection Plans. Adjusted net income increased 45.3% or $34 million in the first six months of 2024 compared to the same period of 2023, due to growth at Allstate Protection Plans and improved claim severity and lower expenses at Allstate Roadside.
Premiums written increased 2.7% or $18 million in the second quarter of 2024 and increased 2.0% or $26 million in the first six months of 2024 compared to the same periods of 2023, primarily due to growth at Allstate Protection Plans, partially offset by lower sales at Allstate Dealer Services and Allstate Roadside.

PIF increased 8.4% or 12 million as of June 30, 2024 compared to June 30, 2023 due to growth at Allstate Protection Plans.
Other revenue increased 16.7% or $14 million in the second quarter of 2024 and increased 8.9% or $15 million in the first six months of 2024 compared to the same periods of 2023, primarily due to higher revenue from increased customer advertising at Arity.
Intersegment premiums and service fees increased 11.4% or $4 million in the second quarter of 2024 and increased 8.8% or $6 million in the first six months of 2024 compared to the same periods of 2023, driven by increased software revenue at Arity.

Second Quarter 2024 Form 10-Q 61

Segment Results Protection Services
Claims and claims expense increased 2.6% or $4 million in the second quarter 2024 and increased 2.9% or $9 million in the first six months of 2024 compared to the same periods of 2023, primarily driven by growth at Allstate Protection Plans, partially offset by lower claim severity at Allstate Roadside.
Amortization of DAC increased 14.3% or $37 million in the second quarter of 2024 and increased 14.7% or $75 million in the first six months of 2024 compared to the same periods of 2023, driven by growth at Allstate Protection Plans.

Operating costs and expenses increased 12.8% or $28 million in the second quarter of 2024 and increased 9.3% or $41 million in the first six months of 2024 compared to the same periods of 2023, primarily due to growth at Allstate Protection Plans and Arity, partially offset by lower expenses at Allstate Roadside.
62 www.allstate.com

Allstate Health and Benefits Segment Results
Allstate Health and Benefits Segment

Summarized financial information
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Revenues
Accident and health insurance premiums and contract charges	$474	$453	$952	$916
Other revenue	121	101	255	202
Net investment income	25	21	48	40

Costs and expenses
Accident, health and other policy benefits	(291)	(258)	(587)	(523)
Amortization of DAC	(32)	(34)	(74)	(75)
Operating costs and expenses	(224)	(210)	(449)	(413)
Restructuring and related charges	—	—	(1)	(4)

Income tax expense on operations	(15)	(16)	(30)	(30)
Adjusted net income	$58	$57	$114	$113

Benefit ratio (1)	59.7	55.0	59.9	55.2

Policies in force
Employer voluntary benefits (2)			3,577	3,736
Group health (3)			148	131
Individual health (4)			456	406
Policies in force as of June 30 (in thousands)			4,181	4,273
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $8 million and $9 million for the three months ended June 30, 2024 and 2023, respectively, and $17 million for both the six months ended June 30, 2024 and 2023, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Adjusted net income increased $1 million in the second quarter of 2024 compared to the same period of 2023, primarily due to an increase in group health and employer voluntary benefits, partially offset by a decline in individual health. Adjusted net income increased $1 million in the first six months of 2024 compared to the same period of 2023, primarily due to an increase in group health.
Premiums and contract charges increased 4.6% or $21 million in the second quarter of 2024 and increased 3.9% or $36 million in the first six months of 2024 compared to the same periods of 2023, primarily due to growth in group health and individual health. The increase in the first six months of 2024 was partially offset by a decline in employer voluntary benefits.

Premiums and contract charges by line of business
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Employer voluntary benefits	$246	$245	$494	$500
Group health	120	110	238	217
Individual health	108	98	220	199
Premiums and contract charges	$474	$453	$952	$916
Other revenue increased $20 million in the second quarter of 2024 and increased $53 million in the first six months of 2024 compared to the same periods of 2023, primarily due to an increase in individual health and group health administrative fees.
Accident, health and other policy benefits increased 12.8% or $33 million in the second quarter of 2024 and increased 12.2% or $64 million in the first six months of 2024 compared to the same periods of 2023, primarily from growth in group health and individual health and higher benefit utilization.
Accident, health and other policy benefits include changes in the reserve for future policy benefits, expected development on reported claims, and reserves for incurred but not reported claims as shown in Note 9.

Second Quarter 2024 Form 10-Q 63

Segment Results Allstate Health and Benefits
Benefit ratio increased 4.7 points to 59.7 in the second quarter of 2024 compared to 55.0 in the second quarter of 2023 and increased 4.7 points to 59.9 in the first six months of 2024 compared to 55.2 in the same period of 2023, primarily due to higher benefit utilization in individual health and group health.
Amortization of DAC decreased 5.9% or $2 million in the second quarter of 2024 and decreased 1.3% or $1 million in the first six months of 2024 compared to the same periods of 2023.

Operating costs and expenses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Non-deferrable commissions	$86	$78	$177	$157
General and administrative expenses	138	132	272	256
Total operating costs and expenses	$224	$210	$449	$413
Operating costs and expenses increased $14 million in the second quarter of 2024 and increased $36 million in the first six months of 2024 compared to the same periods of 2023, primarily due to growth in individual health and group health.
64 www.allstate.com

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	June 30, 2024
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$47,714	$1,941	$1,826	$1,095	$52,576
Equity securities (3)	1,541	236	59	380	2,216
Mortgage loans, net	699	—	116	—	815
Limited partnership interests	8,719	—	—	11	8,730
Short-term investments (4)	4,171	128	120	869	5,288
Other investments, net	859	—	120	—	979
Total	$63,703	$2,305	$2,241	$2,355	$70,604
Percent to total	90.2%	3.3%	3.2%	3.3%	100.0%

Market-based	$53,839	$2,305	$2,241	$2,097	$60,482
Performance-based	9,864	—	—	258	10,122
Total	$63,703	$2,305	$2,241	$2,355	$70,604
(1)    Balances reflect the elimination of related party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $48.72 billion, $2.00 billion, $1.96 billion, $1.11 billion and $53.79 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of June 30, 2024, was $213 million in excess of cost. These net gains were primarily concentrated in the technology and banking sectors. Equity securities include $715 million of funds with underlying investments in fixed income securities as of June 30, 2024.
(4)    Short-term investments are carried at fair value.
Investments totaled $70.60 billion as of June 30, 2024, increasing from $66.68 billion as of December 31, 2023, primarily due to positive operating cash flows, partially offset by lower fixed income valuations and dividends to shareholders.
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

Portfolio composition by investment strategy
	June 30, 2024
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$52,456	$120	$52,576
Equity securities	1,539	677	2,216
Mortgage loans, net	815	—	815
Limited partnership interests	162	8,568	8,730
Short-term investments	5,288	—	5,288
Other investments, net	222	757	979
Total	$60,482	$10,122	$70,604
Percent to total	85.7%	14.3%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(1,212)	$—	$(1,212)
Short-term investments	(2)	—	(2)
Other	(2)	—	(2)
Total	$(1,216)	$—	$(1,216)

Second Quarter 2024 Form 10-Q 65

Investments
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	June 30, 2024	December 31, 2023
U.S. government and agencies	$10,564	$8,619
Municipal	6,538	6,006
Corporate	32,514	31,205
Foreign government	1,289	1,290
Asset-backed securities (“ABS”)	1,671	1,745
Total fixed income securities	$52,576	$48,865
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
As of June 30, 2024, 91.4% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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

66 www.allstate.com

Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	June 30, 2024
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$10,564	$(160)	$—	$—	$—	$—
Municipal	6,352	(123)	179	(1)	5	—
Corporate
Public	6,982	(137)	15,829	(542)	583	(16)
Privately placed	1,978	(48)	3,306	(92)	2,331	(45)
Total corporate	8,960	(185)	19,135	(634)	2,914	(61)
Foreign government	1,288	(10)	1	—	—	—
ABS	1,571	—	13	—	29	—
Total fixed income securities	$28,735	$(478)	$19,328	$(635)	$2,948	$(61)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$10,564	$(160)
Municipal	—	—	2	1	6,538	(123)
Corporate
Public	104	(1)	2	1	23,500	(695)
Privately placed	1,284	(30)	115	(19)	9,014	(234)
Total corporate	1,388	(31)	117	(18)	32,514	(929)
Foreign government	—	—	—	—	1,289	(10)
ABS	1	—	57	10	1,671	10
Total fixed income securities	$1,389	$(31)	$176	$(7)	$52,576	$(1,212)
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
Equity securities of $2.22 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $815 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests include $7.43 billion of interests in private equity funds, $1.14 billion of interests in real estate funds and $162 million of interests in other funds as of June 30, 2024. We have commitments to invest additional amounts in limited partnership interests totaling $2.99 billion as of June 30, 2024.
Other investments include $149 million of bank loans, net, and $708 million of direct investments in real estate as of June 30, 2024.
Second Quarter 2024 Form 10-Q 67

Investments

Unrealized net capital gains (losses)
	June 30,	December 31,
($ in millions)	2024	2023
U.S. government and agencies	$(160)	$(5)
Municipal	(123)	(43)
Corporate	(929)	(746)
Foreign government	(10)	4
ABS	10	6
Fixed income securities	(1,212)	(784)
Short-term investments	(2)	(1)
Derivatives	(2)	(2)
Equity method of accounting (“EMA”) limited partnerships	—	(4)
Unrealized net capital gains and losses, pre-tax	$(1,216)	$(791)

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
June 30, 2024
Corporate
Banking	$4,125	$24	$(100)	$4,049
Basic industry	1,027	4	(36)	995
Capital goods	3,118	16	(101)	3,033
Communications	2,684	9	(126)	2,567
Consumer goods (cyclical and non-cyclical)	7,611	43	(259)	7,395
Financial services	2,294	8	(77)	2,225
Energy	2,703	25	(59)	2,669
Technology	2,781	17	(143)	2,655
Transportation	903	4	(37)	870
Utilities	5,765	38	(154)	5,649
Other	432	3	(28)	407
Total corporate fixed income portfolio	33,443	191	(1,120)	32,514
U.S. government and agencies	10,724	34	(194)	10,564
Municipal	6,661	46	(169)	6,538
Foreign government	1,299	5	(15)	1,289
ABS	1,661	16	(6)	1,671
Total fixed income securities	$53,788	$292	$(1,504)	$52,576

December 31, 2023
Corporate
Banking	$4,189	$31	$(135)	$4,085
Basic industry	1,007	7	(42)	972
Capital goods	2,800	33	(97)	2,736
Communications	2,767	33	(115)	2,685
Consumer goods (cyclical and non-cyclical)	6,813	93	(251)	6,655
Financial services	2,111	17	(88)	2,040
Energy	2,645	35	(63)	2,617
Technology	2,800	21	(153)	2,668
Transportation	1,104	13	(45)	1,072
Utilities	5,330	109	(123)	5,316
Other	385	5	(31)	359
Total corporate fixed income portfolio	31,951	397	(1,143)	31,205
U.S. government and agencies	8,624	114	(119)	8,619
Municipal	6,049	109	(152)	6,006
Foreign government	1,286	17	(13)	1,290
ABS	1,739	13	(7)	1,745
Total fixed income securities	$49,649	$650	$(1,434)	$48,865

68 www.allstate.com

Investments
Gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Equity securities by sector
	June 30, 2024			December 31, 2023
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$38	$44	$82	$30	$38	$68
Basic industry	11	2	13	9	2	11
Capital goods	77	(23)	54	77	(27)	50
Energy	32	6	38	32	3	35
Financial services	210	15	225	210	12	222
Funds
Equities	285	36	321	258	12	270
Fixed income	730	(15)	715	1,038	(15)	1,023
Other	62	4	66	58	5	63
Total funds	1,077	25	1,102	1,354	2	1,356
REITs	173	15	188	179	21	200
Technology	179	84	263	138	50	188
Utilities	57	3	60	59	1	60
Other (1)	149	42	191	156	65	221
Total equity securities	$2,003	$213	$2,216	$2,244	$167	$2,411
(1)As of June 30, 2024, other is generally comprised of consumer goods and communications sectors.

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Fixed income securities	$571	$422	$1,097	$812
Equity securities	18	21	33	32
Mortgage loans	9	8	18	16
Limited partnership interests	103	122	302	256
Short-term investments	62	69	129	135
Other investments	25	39	46	80
Investment income, before expense	788	681	1,625	1,331
Investment expense
Investee level expenses	(14)	(18)	(24)	(35)
Securities lending expense	(27)	(22)	(52)	(43)
Operating costs and expenses	(35)	(31)	(73)	(68)
Total investment expense	(76)	(71)	(149)	(146)
Net investment income	$712	$610	$1,476	$1,185

Property-Liability	$643	$544	$1,345	$1,053
Protection Services	23	18	44	34
Allstate Health and Benefits	25	21	48	40
Corporate and Other	21	27	39	58
Net investment income	$712	$610	$1,476	$1,185

Market-based	$667	$538	$1,293	$1,046
Performance-based	121	143	332	285
Investment income, before expense	$788	$681	$1,625	$1,331
Net investment income increased $102 million in the second quarter of 2024, primarily due to higher market-based investment results, partially offset by lower performance-based investment results. Net investment income increased $291 million in the first six months of 2024 compared to the same period of 2023, due to higher market-based and performance-based investment results. Market-based results continue to benefit from portfolio repositioning into higher yielding fixed income securities and higher investment balances.
Second Quarter 2024 Form 10-Q 69

Investments

Performance-based investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Private equity	$119	$112	$315	$217
Real estate	2	31	17	68
Total performance-based income before investee level expenses	$121	$143	$332	$285

Investee level expenses (1)	(14)	(16)	(24)	(32)
Total performance-based income	$107	$127	$308	$253
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income decreased $20 million in the second quarter of 2024 compared to the same period of 2023 primarily due to lower real estate investments results. Performance-based investment income increased $55 million in the first six months of 2024 compared to the same period of 2023, primarily due to higher private equity valuation increases.
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

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Sales	$(90)	$(130)	$(201)	$(250)
Credit losses (1)	(16)	(37)	(131)	(49)
Valuation change of equity investments - appreciation (decline):
Equity securities	19	26	85	174
Equity fund investments in fixed income securities	(5)	(5)	(9)	14
Limited partnerships (2)	4	2	12	33
Total valuation of equity investments	18	23	88	221
Valuation change and settlements of derivatives	(15)	(7)	(23)	(59)
Net gains (losses) on investments and derivatives, pre-tax	(103)	(151)	(267)	(137)
Income tax benefit	22	35	58	29
Net gains (losses) on investments and derivatives, after-tax	$(81)	$(116)	$(209)	$(108)

Property-Liability (1)	$(81)	$(104)	$(208)	$(98)
Protection Services	(1)	(3)	(4)	(4)
Allstate Health and Benefits	1	1	2	3
Corporate and Other	—	(10)	1	(9)
Net gains (losses) on investments and derivatives, after-tax	$(81)	$(116)	$(209)	$(108)

Market-based (1)	$(99)	$(124)	$(284)	$(127)
Performance-based	(4)	(27)	17	(10)
Net gains (losses) on investments and derivatives, pre-tax	$(103)	$(151)	$(267)	$(137)
(1)Includes $123 million loss for the six months ended 2024 related to the carrying value of the surplus notes issued by Adirondack Insurance Exchange and New Jersey Skylands Insurance Association (together “Reciprocal Exchanges”). See Note 7 for further details.
(2)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in the second quarter of 2024 primarily related to losses on sales of fixed income securities, partially offset by valuation gains on equity securities. Net losses in the first six months of 2024 primarily related to losses on sales of fixed income securities and a loss recognized related to surplus notes issued by the Reciprocal Exchanges, partially offset by valuation gains on equity securities.
Net losses on sales in the second quarter and first six months of 2024 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Net losses on valuation change and settlements of derivatives of $15 million and $23 million in the second quarter and first six months of 2024, respectively, primarily related to net losses on interest rate futures used to manage duration and net losses on equity
70 www.allstate.com

Investments
futures used to manage equity exposure, partially offset by gains on foreign currency contracts used to manage foreign currency risk.

Net gains (losses) on performance-based investments and derivatives
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Sales	$2	$(5)	$(2)	$3
Credit losses	(17)	(24)	(21)	(27)
Valuation change of equity investments	8	6	26	25
Valuation change and settlements of derivatives	3	(4)	14	(11)
Total performance-based	$(4)	$(27)	$17	$(10)
Net losses on performance-based investments and derivatives in the second quarter of 2024 primarily included a credit loss related to real estate, partially offset by increased valuation of equity investments. Net gains on performance-based investments and derivatives in the first six months of 2024, primarily related to increased valuation of equity investments and valuation change and settlements of derivatives, partially offset by a credit loss related to real estate.
Second Quarter 2024 Form 10-Q 71

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	June 30, 2024	December 31, 2023
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$19,619	$18,470
Accumulated other comprehensive loss	(1,026)	(700)
Total Allstate shareholders’ equity	18,593	17,770
Debt	8,082	7,942
Total capital resources	$26,675	$25,712
Ratio of debt to Allstate shareholders’ equity	43.5%	44.7%
Ratio of debt to capital resources	30.3	30.9
Allstate shareholders’ equity increased in the first six months of 2024, primarily due to net income, partially offset by dividends to shareholders and higher unrealized net capital losses on investments. In the six months ended June 30, 2024, we paid dividends of $476 million and $59 million related to our common and preferred shares, respectively.
Repayment of debt On May 15, 2024, the Company repaid, at maturity, $350 million of 6.75% Senior Notes.
Issuance of debt On June 24, 2024, the Company issued $500 million of 5.05% Senior Notes due 2029. Interest on the Senior Notes is payable semi-annually in arrears on June 24 and December 24 of each year, beginning on December 24, 2024. The Senior Notes are redeemable at any time at the applicable redemption price prior to the maturity date. The net proceeds of this issuance were used for general corporate purposes.
Debt maturities

Debt maturities for each of the next five years and thereafter (excluding issuance costs)
($ in millions)
2025	$600
2026	550
2027	—
2028	—
2029	500
Thereafter	6,491
Total long-term debt principal	$8,141
Common share repurchases On March 31, 2024, our $5.00 billion share repurchase authorization expired with $472 million remaining. A new common share repurchase program has not been authorized as of June 30, 2024.
Common shareholder dividends On January 2, 2024 and April 1, 2024, we paid a common shareholder dividend of $0.89 and $0.92, respectively. On May 14, 2024, we declared a common shareholder dividend of $0.92 payable on July 1, 2024.
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
In May 2024, S&P affirmed the Corporation’s debt and short-term issuer ratings of BBB+ and A-2, respectively, and the insurance financial strength rating of A+ for AIC. The outlook for the ratings is stable.
Since December 31, 2023, A.M. Best and Moody’s have not affirmed or changed any of the Corporation’s ratings.
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
72 www.allstate.com

Capital Resources and Liquidity
available to the Corporation’s subsidiaries is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $2.99 billion as of June 30, 2024, primarily comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of June 30, 2024, we held $17.95 billion of cash, U.S. government and agencies fixed income securities, public equity securities, and short-term investments, which we would expect to be able to liquidate within one week.
Intercompany dividends of $18 million were paid from North Light Specialty Insurance Company to AIC in the first six months of 2024.
Based on the greater of 2023 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2025, is estimated at $1.20 billion, less dividends paid during the preceding twelve months measured at that point in time. In the first six months of 2024, no dividends have been paid.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first six months of 2024, we did not defer interest payments on the subordinated debentures.

Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 22.8% as of June 30, 2024. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2024.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of June 30, 2024, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that was filed on April 30, 2024 and expires in 2027. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 636 million shares of treasury stock as of June 30, 2024), preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
Second Quarter 2024 Form 10-Q 73

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
Macro, Regulatory and Risk Environment (24) conditions in the global economy and capital markets; (25) a large-scale pandemic, the occurrence of terrorism, military actions or social unrest; (26) the failure in cyber or other information security controls, as well as the occurrence of events unanticipated in our disaster recovery processes and business continuity planning; (27) changing climate and weather conditions; (28) evolving environmental, social and governance standards and expectations; (29) restrictive regulations and regulatory reforms and uncertainty around the interpretation and implementation of regulations in the U.S. and internationally; (30) regulatory limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (31) losses from legal and regulatory actions; (32) changes in or the application of accounting standards and changes in tax laws; and (33) misconduct or fraudulent acts by employees, agents and third parties.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
74 www.allstate.com

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

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
April 1, 2024 - April 30, 2024
Open Market Purchases	2,229	$164.11	—
May 1, 2024 - May 31, 2024
Open Market Purchases	1,257	$168.18	—
June 1, 2024 - June 30, 2024
Open Market Purchases	2,454	$164.03	—
Total	5,940	$164.94	—	$—
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
April: 2,229
May: 1,257
June: 2,454
(2)A common share repurchase program has not been authorized as of June 30, 2024.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer who is required to file reports under Section 16 of the Securities Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Second Quarter 2024 Form 10-Q 75

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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated July 31, 2024, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
76 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

July 31, 2024	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Second Quarter 2024 Form 10-Q 77