Form 10-Q
period 2024-09-30
ALLSTATE CORP
filed 2024-10-30
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 14, 2024, the registrant had 264,803,459 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
September 30, 2024

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues
Property and casualty insurance premiums	$14,333	$12,839	$41,797	$37,482
Accident and health insurance premiums and contract charges	487	463	1,439	1,379
Other revenue	781	592	2,129	1,750
Net investment income	783	689	2,259	1,874
Net gains (losses) on investments and derivatives	243	(86)	(24)	(223)
Total revenues	16,627	14,497	47,600	42,262

Costs and expenses
Property and casualty insurance claims and claims expense	10,409	10,237	30,711	32,290
Accident, health and other policy benefits (including remeasurement (gains) losses of $1, $0, $1 and $0)	317	262	904	785
Amortization of deferred policy acquisition costs	2,037	1,841	5,977	5,374
Operating costs and expenses	2,217	1,771	6,121	5,273
Pension and other postretirement remeasurement (gains) losses	26	149	15	56
Restructuring and related charges	28	87	51	141
Amortization of purchased intangibles	71	83	210	246
Interest expense	104	88	299	272
Total costs and expenses	15,209	14,518	44,288	44,437

Income (loss) from operations before income tax expense	1,418	(21)	3,312	(2,175)

Income tax expense (benefit)	254	(17)	603	(475)

Net income (loss)	1,164	(4)	2,709	(1,700)

Less: Net (loss) income attributable to noncontrolling interest	(26)	1	(30)	(23)

Net income (loss) attributable to Allstate	1,190	(5)	2,739	(1,677)

Less: Preferred stock dividends	29	36	88	99

Net income (loss) applicable to common shareholders	$1,161	$(41)	$2,651	$(1,776)

Earnings per common share:
Net income (loss) applicable to common shareholders per common share - Basic	$4.39	$(0.16)	$10.04	$(6.76)
Weighted average common shares - Basic	264.6	261.8	264.1	262.6
Net income (loss) applicable to common shareholders per common share - Diluted	$4.33	$(0.16)	$9.91	$(6.76)
Weighted average common shares - Diluted	268.0	261.8	267.4	262.6
See notes to condensed consolidated financial statements.
Third Quarter 2024 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$1,164	$(4)	$2,709	$(1,700)

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	1,299	(667)	965	(257)
Unrealized foreign currency translation adjustments	14	(14)	(1)	64
Unamortized pension and other postretirement prior service credit	—	(5)	(1)	(14)
Discount rate for reserve for future policy benefits	(36)	30	(12)	29
Other comprehensive income (loss), after-tax	1,277	(656)	951	(178)

Comprehensive income (loss)	2,441	(660)	3,660	(1,878)
Less: Comprehensive loss attributable to noncontrolling interest	(19)	(1)	(22)	(21)
Comprehensive income (loss) attributable to Allstate	$2,460	$(659)	$3,682	$(1,857)
See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	September 30, 2024	December 31, 2023
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $53,447 and $49,649)	$53,961	$48,865
Equity securities, at fair value (cost $1,829 and $2,244)	2,091	2,411
Mortgage loans, net	765	822
Limited partnership interests	8,925	8,380
Short-term, at fair value (amortized cost $6,995 and $5,145)	6,994	5,144
Other investments, net	866	1,055
Total investments	73,602	66,677
Cash	816	722
Premium installment receivables, net	11,041	10,044
Deferred policy acquisition costs	5,751	5,940
Reinsurance and indemnification recoverables, net	9,013	8,809
Accrued investment income	603	539
Deferred income taxes	—	219
Property and equipment, net	714	859
Goodwill	3,206	3,502
Other assets, net	5,834	6,051
Assets held for sale	3,163	—
Total assets	113,743	103,362
Liabilities
Reserve for property and casualty insurance claims and claims expense	42,743	39,858
Reserve for future policy benefits	274	1,347
Contractholder funds	—	888
Unearned premiums	27,059	24,709
Claim payments outstanding	1,727	1,353
Deferred income taxes	211	—
Other liabilities and accrued expenses	10,644	9,635
Debt	8,083	7,942
Liabilities held for sale	2,164	—
Total liabilities	92,905	85,732
Commitments and Contingent Liabilities (Note 15)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 265 million and 262 million shares outstanding	9	9
Additional capital paid-in	3,987	3,854
Retained income	51,635	49,716
Treasury stock, at cost (635 million and 638 million shares)	(37,006)	(37,110)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	361	(604)
Unrealized foreign currency translation adjustments	(99)	(98)
Unamortized pension and other postretirement prior service credit	12	13
Discount rate for reserve for future policy benefits	(23)	(11)
Total accumulated other comprehensive income (loss)	251	(700)
Total Allstate shareholders’ equity	20,877	17,770
Noncontrolling interest	(39)	(140)
Total equity	20,838	17,630
Total liabilities and equity	$113,743	$103,362
See notes to condensed consolidated financial statements.
Third Quarter 2024 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of period	2,001	2,001	2,001	1,970
Preferred stock issuance, net of issuance costs	—	—	—	587
Preferred stock redemption	—	—	—	(556)
Balance, end of period	2,001	2,001	2,001	2,001

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	3,927	3,786	3,854	3,788
Equity incentive plans activity, net	60	25	133	23
Balance, end of period	3,987	3,811	3,987	3,811

Retained income
Balance, beginning of period	50,718	48,766	49,716	50,970
Net income (loss)	1,190	(5)	2,739	(1,677)
Dividends on common stock (declared per share of $0.92, $0.89, $2.76, and $2.67 )	(244)	(234)	(732)	(703)
Dividends on preferred stock	(29)	(36)	(88)	(99)
Balance, end of period	51,635	48,491	51,635	48,491

Treasury stock
Balance, beginning of period	(37,036)	(37,131)	(37,110)	(36,857)
Shares acquired	—	(26)	—	(333)
Shares reissued under equity incentive plans, net	30	8	104	41
Balance, end of period	(37,006)	(37,149)	(37,006)	(37,149)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,026)	(1,914)	(700)	(2,392)
Change in unrealized net capital gains and losses	1,299	(667)	965	(257)
Change in unrealized foreign currency translation adjustments	14	(14)	(1)	64
Change in unamortized pension and other postretirement prior service credit	—	(5)	(1)	(14)
Change in discount rate for reserve for future policy benefits	(36)	30	(12)	29
Balance, end of period	251	(2,570)	251	(2,570)
Total Allstate shareholders’ equity	20,877	14,593	20,877	14,593

Noncontrolling interest
Balance, beginning of period	(20)	(145)	(140)	(125)
Change in unrealized net capital gains and losses	7	(2)	8	2
Noncontrolling (loss) income	(26)	1	(30)	(23)
Capital transaction for noncontrolling interest	—	—	123	—
Balance, end of period	(39)	(146)	(39)	(146)
Total equity	$20,838	$14,447	$20,838	$14,447
See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$2,709	$(1,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization and other non-cash items	404	539
Net (gains) losses on investments and derivatives	24	223
Pension and other postretirement remeasurement (gains) losses	15	56
Changes in:
Policy benefits and other insurance reserves	2,921	3,068
Unearned premiums	2,378	2,216
Deferred policy acquisition costs	(315)	(385)
Premium installment receivables, net	(1,094)	(934)
Reinsurance recoverables, net	(324)	534
Income taxes	346	(532)
Other operating assets and liabilities	162	(82)
Net cash provided by operating activities	7,226	3,003
Cash flows from investing activities
Proceeds from sales
Fixed income securities	26,841	17,443
Equity securities	2,137	4,755
Limited partnership interests	409	590
Other investments	169	153
Investment collections
Fixed income securities	1,260	1,384
Mortgage loans	74	66
Other investments	35	76
Investment purchases
Fixed income securities	(33,023)	(23,708)
Equity securities	(1,631)	(2,316)
Limited partnership interests	(915)	(639)
Mortgage loans	(17)	(138)
Other investments	(125)	(234)
Change in short-term and other investments, net	(1,653)	851
Purchases of property and equipment, net	(160)	(196)
Proceeds from sale of property and equipment	18	19
Net cash used in investing activities	(6,581)	(1,894)
Cash flows from financing activities
Proceeds from issuance of debt	495	743
Redemption and repayment of debt	(350)	(750)
Proceeds from issuance of preferred stock	—	587
Redemption of preferred stock	—	(575)
Contractholder fund deposits	98	99
Contractholder fund withdrawals	(26)	(23)
Dividends paid on common stock	(719)	(692)
Dividends paid on preferred stock	(88)	(71)
Treasury stock purchases	—	(335)
Shares reissued under equity incentive plans, net	149	17
Other	4	15
Net cash used in financing activities	(437)	(985)
Net increase in cash	208	124
Cash at beginning of period	722	736
Less: Cash classified as assets held for sale at end of period	114	—
Cash at end of period	$816	$860
See notes to condensed consolidated financial statements.
Third Quarter 2024 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of September 30, 2024 and for the three and nine month periods ended September 30, 2024 and 2023 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain amounts have been reclassified to conform to current year presentation.
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
Held for sale classification
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and certain other criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. When the proceeds expected to be received from the sale exceed the carrying amount of the business, a gain is recognized when the sale closes. Assets and liabilities related to a business classified as held for sale are segregated in the condensed consolidated statement of position in the period in which the business is classified as held for sale. Additional details are included in Note 3.
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
Segment reporting In November 2023, the FASB issued guidance expanding segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of reportable segments’ profit or loss and assets. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 and is to be applied retrospectively, with early adoption permitted. The guidance affects disclosures only.
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
All requirements in the guidance are annual in nature, and the guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance affects disclosures only.
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
6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$1,164	$(4)	$2,709	$(1,700)
Less: Net (loss) income attributable to noncontrolling interest	(26)	1	(30)	(23)
Net income (loss) attributable to Allstate	1,190	(5)	2,739	(1,677)
Less: Preferred stock dividends	29	36	88	99
Net income (loss) applicable to common shareholders	$1,161	$(41)	$2,651	$(1,776)

Denominator:
Weighted average common shares outstanding	264.6	261.8	264.1	262.6
Effect of dilutive potential common shares (1):
Stock options	2.6	—	2.6	—
Restricted stock units (non-participating) and performance stock awards	0.8	—	0.7	—
Weighted average common and dilutive potential common shares outstanding	268.0	261.8	267.4	262.6

Earnings per common share - Basic	$4.39	$(0.16)	$10.04	$(6.76)
Earnings per common share - Diluted (1)	$4.33	$(0.16)	$9.91	$(6.76)

Anti-dilutive options excluded from diluted earnings per common share	0.6	3.1	0.5	3.0
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	—	1.5	—	1.9
(1)As a result of the net loss reported for the three and nine month periods ended September 30, 2023, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.

Note 3	Disposition
On August 13, 2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) with StanCorp Financial Group, Inc. to sell American Heritage Life Insurance Company and American Heritage Service Company, comprising the Company’s employer voluntary benefits business for approximately $2.0 billion in cash. The employer voluntary benefits business is reported in the Allstate Health and Benefits segment, and as of September 30, 2024, the assets and liabilities of the business are classified as held for sale. The transaction price less costs to sell exceeds the carrying value of the net assets related to this transaction, resulting in an estimated gain that will be recognized at closing of the transaction. The anticipated gain on the sale will be impacted by purchase price adjustments associated with certain pre-close transactions, changes in the carrying value of net assets, changes in accumulated other comprehensive income and the related tax effects.
The amount of goodwill included in the carrying value is based on the relative fair value of the employer voluntary benefits business to the fair value of the Allstate Health and Benefits segment and is reported in other assets in the table below.
Third Quarter 2024 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

The transaction is expected to close in the first half of 2025, subject to regulatory approvals and other customary closing conditions. The Company continues to pursue the sale of the group health and individual health businesses.
The employer voluntary benefits business generated $248 million and $742 million of premiums and contract charges for the three and nine months ended September 30, 2024, respectively, and adjusted net income of $19 million and $64 million for the three and nine months ended September 30, 2024, respectively.

Major classes of assets and liabilities classified as held for sale
($ in millions)	September 30, 2024
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $1,691)	$1,641
Equity securities, at fair value (cost $1)	1
Short-term, at fair value (amortized cost $76)	76
Other investments, net	121
Total investments	1,839
Cash	114
Deferred policy acquisitions costs	516
Reinsurance recoverables, net	117
Other assets	577
Total assets held for sale	$3,163

Liabilities
Reserve for future policy benefits	$1,141
Contractholder funds	891
Other liabilities and accrued expenses	132
Total liabilities held for sale	$2,164
Included in shareholders' equity is $65 million of accumulated other comprehensive loss related to assets and liabilities held for sale.

Note 4	Reportable Segments
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
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses, amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges as determined using GAAP.
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
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Underwriting income (loss) by segment
Allstate Protection	$555	$(331)	$1,316	$(3,421)
Run-off Property-Liability	(60)	(83)	(68)	(88)
Total Property-Liability	495	(414)	1,248	(3,509)

Adjusted net income (loss) by segment, after-tax
Protection Services	58	27	167	102
Allstate Health and Benefits	37	69	151	182
Corporate and Other	(110)	(110)	(320)	(310)

Reconciling items
Allstate Protection and Run-off Property-Liability net investment income	708	627	2,053	1,680
Net gains (losses) on investments and derivatives	243	(86)	(24)	(223)
Pension and other postretirement remeasurement gains (losses)	(26)	(149)	(15)	(56)
Amortization of purchased intangibles (1)	(19)	(23)	(56)	(71)
Gain (loss) on disposition	1	(5)	6	(4)
Non-recurring costs (2)	—	—	—	(90)
Income tax (expense) benefit on Property-Liability and reconciling items (3)	(251)	25	(588)	501
Total reconciling items	656	389	1,376	1,737

Less: Net (loss) income attributable to noncontrolling interest (4)	(25)	2	(29)	(22)

Net income (loss) applicable to common shareholders	$1,161	$(41)	$2,651	$(1,776)
(1)Excludes amortization of purchased intangibles in Allstate Protection, which is already included above in underwriting income.
(2)Relates to settlement costs for non-recurring litigation that is outside of the ordinary course of business.
(3)The tax computation of the reporting segments and income tax benefit (expense) on reconciling items to net income (loss) are computed discretely based on the tax law of the jurisdictions applicable to the reporting entities.
(4)Reflects net (loss) income attributable to noncontrolling interest in Property-Liability.
Third Quarter 2024 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Property-Liability
Insurance premiums
Auto	$9,270	$8,345	$27,127	$24,374
Homeowners	3,403	2,969	9,812	8,662
Other personal lines	718	608	2,078	1,757
Commercial lines	151	194	478	628
Other business lines	152	154	438	405
Allstate Protection	13,694	12,270	39,933	35,826
Run-off Property-Liability	—	—	—	—
Total Property-Liability insurance premiums	13,694	12,270	39,933	35,826
Other revenue	531	393	1,402	1,135
Net investment income	708	627	2,053	1,680
Net gains (losses) on investments and derivatives	222	(62)	(43)	(185)
Total Property-Liability	15,155	13,228	43,345	38,456

Protection Services
Protection plans	480	392	1,372	1,126
Roadside assistance	34	51	115	148
Protection and insurance products	125	126	377	382
Intersegment premiums and service fees (1)	49	34	123	102
Other revenue	110	75	293	243
Net investment income	24	19	68	53
Net gains (losses) on investments and derivatives	10	(8)	4	(13)
Total Protection Services	832	689	2,352	2,041

Allstate Health and Benefits
Employer voluntary benefits	248	253	742	753
Group health	120	111	358	328
Individual health	119	99	339	298
Other revenue	123	104	378	306
Net investment income	26	20	74	60
Net gains (losses) on investments and derivatives	(6)	(2)	(4)	1
Total Allstate Health and Benefits	630	585	1,887	1,746

Corporate and Other
Other revenue	17	20	56	66
Net investment income	25	23	64	81
Net gains (losses) on investments and derivatives	17	(14)	19	(26)
Total Corporate and Other	59	29	139	121

Intersegment eliminations (1)	(49)	(34)	(123)	(102)
Consolidated revenues	$16,627	$14,497	$47,600	$42,262
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition
($ in millions)	September 30, 2024	December 31, 2023
Fixed income securities, at fair value	$53,961	$48,865
Equity securities, at fair value	2,091	2,411
Mortgage loans, net	765	822
Limited partnership interests	8,925	8,380
Short-term investments, at fair value	6,994	5,144
Other investments, net	866	1,055
Total	$73,602	$66,677

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
September 30, 2024
U.S. government and agencies	$9,125	$162	$(41)	$9,246
Municipal	8,223	131	(96)	8,258
Corporate	33,480	799	(483)	33,796
Foreign government	1,446	37	(6)	1,477
ABS	1,173	14	(3)	1,184
Total fixed income securities	$53,447	$1,143	$(629)	$53,961

December 31, 2023
U.S. government and agencies	$8,624	$114	$(119)	$8,619
Municipal	6,049	109	(152)	6,006
Corporate	31,951	397	(1,143)	31,205
Foreign government	1,286	17	(13)	1,290
ABS	1,739	13	(7)	1,745
Total fixed income securities	$49,649	$650	$(1,434)	$48,865

Scheduled maturities for fixed income securities
($ in millions)	September 30, 2024		December 31, 2023
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$2,663	$2,641	$3,422	$3,374
Due after one year through five years	22,966	22,968	23,218	22,614
Due after five years through ten years	17,073	17,351	12,553	12,273
Due after ten years	9,572	9,817	8,717	8,859
	52,274	52,777	47,910	47,120
ABS	1,173	1,184	1,739	1,745
Total	$53,447	$53,961	$49,649	$48,865
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fixed income securities	$587	$457	$1,684	$1,269
Equity securities	17	15	50	47
Mortgage loans	9	9	27	25
Limited partnership interests	138	190	440	446
Short-term investments	87	59	216	194
Other investments	25	41	71	121
Investment income, before expense	863	771	2,488	2,102
Investment expense	(80)	(82)	(229)	(228)
Net investment income	$783	$689	$2,259	$1,874
Third Quarter 2024 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Net gains (losses) on investments and derivatives by asset type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fixed income securities	$105	$(129)	$(92)	$(397)
Equity securities	119	(35)	195	153
Mortgage loans	(1)	(1)	—	(4)
Limited partnership interests	(8)	(6)	(13)	1
Derivatives	20	31	(3)	(28)
Other investments	8	54	12	52
Other (1)	—	—	(123)	—
Net gains (losses) on investments and derivatives	$243	$(86)	$(24)	$(223)
(1)Related to the loss for the carrying value of the surplus notes issued by Adirondack Insurance Exchange and New Jersey Skylands Insurance Association (together “Reciprocal Exchanges”). See Note 8 for further detail.

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales	$116	$(63)	$(85)	$(313)
Credit losses	(12)	(20)	(143)	(69)
Valuation change of equity investments (1)	119	(34)	207	187
Valuation change and settlements of derivatives	20	31	(3)	(28)
Net gains (losses) on investments and derivatives	$243	$(86)	$(24)	$(223)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gross realized gains	$201	$11	$275	$85
Gross realized losses	(93)	(133)	(363)	(459)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Equity securities	$107	$(32)	$170	$31
Limited partnership interests carried at fair value	18	19	65	67
Total	$125	$(13)	$235	$98
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Assets
Fixed income securities:
Municipal	$(2)	$—	$(2)	$—
Corporate	(1)	(7)	(2)	(23)
Total fixed income securities	(3)	(7)	(4)	(23)
Mortgage loans	(1)	(1)	—	(4)
Limited partnership interests	(8)	(9)	(24)	(25)
Other investments
Bank loans	—	(2)	5	(16)
Real estate	—	—	2	—
Other assets	—	—	(123)	—
Total credit losses by asset type	$(12)	$(19)	$(144)	$(68)

Liabilities
Commitments to fund commercial mortgage loans and bank loans	—	(1)	1	(1)
Total	$(12)	$(20)	$(143)	$(69)

Unrealized net capital gains and losses included in accumulated other comprehensive income (“AOCI”)
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2024		Gains	Losses
Fixed income securities	$53,961	$1,143	$(629)	$514
Short-term investments	6,994	—	(1)	(1)
Derivative instruments	—	—	(2)	(2)
Limited partnership interests				—
Investments classified as held for sale				(50)
Unrealized net capital gains and losses, pre-tax				461
Reclassification of noncontrolling interest				5
Deferred income taxes				(105)
Unrealized net capital gains and losses, after-tax				$361

December 31, 2023
Fixed income securities	$48,865	$650	$(1,434)	$(784)
Short-term investments	5,144	—	(1)	(1)
Derivative instruments	—	—	(2)	(2)
Limited partnership interests (1)				(4)
Unrealized net capital gains and losses, pre-tax				(791)
Reclassification of noncontrolling interest				13
Deferred income taxes				174
Unrealized net capital gains and losses, after-tax				$(604)
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of the equity method of accounting (“EMA”) limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.

Change in unrealized net capital gains (losses)
($ in millions)	Nine months ended September 30, 2024
Fixed income securities	$1,298
Short-term investments	—
Derivative instruments	—
Limited partnership interests	4
Investments classified as held for sale	(50)
Total	1,252
Reclassification of noncontrolling interest	(8)
Deferred income taxes	(279)
Change in unrealized net capital gains and losses, after-tax	$965
Third Quarter 2024 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Carrying value for limited partnership interests
($ in millions)	September 30, 2024	December 31, 2023
Private equity	$7,531	$7,154
Real estate	1,246	1,085
Other (1)	148	141
Total	$8,925	$8,380
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of September 30, 2024 and December 31, 2023, the fair value of short-term investments totaled $6.99 billion and $5.14 billion, respectively.
Other investments primarily consist of bank loans, real estate and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Real estate is carried at cost less accumulated depreciation.

Other investments by asset type
($ in millions)	September 30, 2024	December 31, 2023
Bank loans, net	$187	$224
Real estate	677	709
Policy loans	—	119
Other	2	3
Total	$866	$1,055
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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company reverses amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received. Accrued interest excluded from the amortized cost of fixed income securities totaled $560 million and $495 million as of September 30, 2024 and December 31, 2023, respectively, and is reported within the accrued
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Beginning balance	$(19)	$(29)	$(36)	$(13)
Credit losses on securities for which credit losses not previously reported	(3)	(8)	(10)	(12)
Net (increases) decreases related to credit losses previously reported	—	1	3	(11)
(Increase) decrease of allowance related to sales and other	—	(1)	3	(1)
Write-offs	—	—	18	—
Ending balance	$(22)	$(37)	$(22)	$(37)

Components of credit loss allowance as of September 30
Municipal bonds			$(2)	$—
Corporate bonds			(18)	(34)
ABS			(2)	(3)
Total			$(22)	$(37)
Third Quarter 2024 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2024
Fixed income securities
U.S. government and agencies	33	$1,299	$(11)	69	$914	$(30)	$(41)
Municipal	119	352	(1)	1,214	1,817	(95)	(96)
Corporate	149	1,288	(18)	1,249	10,608	(465)	(483)
Foreign government	1	10	—	56	139	(6)	(6)
ABS	19	82	—	85	44	(3)	(3)
Total fixed income securities	321	$3,031	$(30)	2,673	$13,522	$(599)	$(629)
Investment grade fixed income securities	280	$2,755	$(25)	2,459	$11,984	$(533)	$(558)
Below investment grade fixed income securities	41	276	(5)	214	1,538	(66)	(71)
Total fixed income securities	321	$3,031	$(30)	2,673	$13,522	$(599)	$(629)

December 31, 2023
Fixed income securities
U.S. government and agencies	63	$2,554	$(38)	117	$2,513	$(81)	$(119)
Municipal	271	400	(4)	1,784	2,245	(148)	(152)
Corporate	251	2,225	(48)	2,106	17,319	(1,095)	(1,143)
Foreign government	7	31	—	75	356	(13)	(13)
ABS	19	64	(1)	150	584	(6)	(7)
Total fixed income securities	611	$5,274	$(91)	4,232	$23,017	$(1,343)	$(1,434)
Investment grade fixed income securities	568	$5,061	$(83)	3,864	$20,429	$(1,151)	$(1,234)
Below investment grade fixed income securities	43	213	(8)	368	2,588	(192)	(200)
Total fixed income securities	611	$5,274	$(91)	4,232	$23,017	$(1,343)	$(1,434)
(1)Includes fixed income securities with fair values of $19 million and $32 million and unrealized losses of $7 million and $3 million with credit loss allowances of $3 million and $8 million as of September 30, 2024 and December 31, 2023, respectively.

Gross unrealized losses by unrealized loss position and credit quality as of September 30, 2024
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1)	$(546)	$(64)	$(610)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (2)	(12)	(7)	(19)
Total unrealized losses	$(558)	$(71)	$(629)
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
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

quality of the primary obligor, obligation type and quality of the underlying assets.
As of September 30, 2024, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. Accrued interest as of September 30, 2024 and December 31, 2023 was not significant for bank loans or mortgage loans.
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

Mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	September 30, 2024							December 31, 2023
($ in millions)	2019 and prior	2020	2021	2022	2023	2024	Total	Total
Below 1.0	$—	$—	$—	$—	$—	$—	$—	$13
1.0 - 1.25	60	—	—	18	27	—	105	41
1.26 - 1.50	48	10	—	30	41	—	129	133
Above 1.50	185	41	183	42	76	15	542	646
Amortized cost before allowance	$293	$51	$183	$90	$144	$15	$776	$833
Allowance							(11)	(11)
Amortized cost, net							$765	$822

Third Quarter 2024 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees. Payments on all mortgage loans were current as of September 30, 2024 and December 31, 2023.

Rollforward of credit loss allowance for mortgage loans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Beginning balance	$(10)	$(10)	$(11)	$(7)
Net increases related to credit losses	(1)	(1)	—	(4)
Write-offs	—	—	—	—
Ending balance	$(11)	$(11)	$(11)	$(11)
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

Bank loans amortized cost by credit rating and year of origination
	September 30, 2024							December 31, 2023
($ in millions)	2019 and prior	2020	2021	2022	2023	2024	Total	Total
NAIC 1 / A	$—	$—	$—	$—	$—	$10	$10	$—
NAIC 2 / BBB	—	—	—	—	—	37	37	9
NAIC 3 / BB	—	—	2	—	2	15	19	38
NAIC 4 / B	25	1	4	2	38	49	119	153
NAIC 5-6 / CCC and below	—	—	—	—	10	3	13	46
Amortized cost before allowance	$25	$1	$6	$2	$50	$114	$198	$246
Allowance							(11)	(22)
Amortized cost, net							$187	$224

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$(11)	$(62)	$(22)	$(57)
Net (increases) decreases related to credit losses	—	(2)	5	(16)
Reduction of allowance related to sales	—	28	—	34
Write-offs	—	—	6	3
Ending balance	$(11)	$(36)	$(11)	$(36)

Note 6	Fair Value of Assets and Liabilities
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
18 www.allstate.com

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
Third Quarter 2024 Form 10-Q 19

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
ABS: The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, collateral performance and credit spreads. Certain ABS are valued based on non-binding broker quotes whose inputs have been corroborated to be market observable. Residential mortgage-backed securities, included in ABS, also use prepayment speeds as a primary input for valuation.
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
•Assets held for sale: Comprise U.S. government and agencies, municipal, corporate and MBS fixed income securities. The significant inputs and valuation techniques are based on the respective asset type as described above.

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
Corporate - public and privately placed: Primarily valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. Other inputs for corporate fixed income securities include expected cash flows, an interest rate yield curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.
ABS: The primary inputs to the valuation include expected cash flows, benchmark yields, collateral performance and credit spreads. Residential mortgage-backed securities, included in ABS, also use prepayment speeds as a primary input for valuation.
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
•Assets held for sale: Comprise corporate fixed income securities. The significant inputs and valuation techniques are based on the respective asset type as described above.
20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets measured at fair value on a non-recurring basis
Comprise long-lived assets to be disposed of by sale, including real estate, that are written down to fair value less costs to sell and bank loans written down to fair value in connection with recognizing credit losses.
Investments excluded from the fair value hierarchy
Investments reported at net asset value (“NAV”)
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of September 30, 2024, the Company has commitments to invest $161 million in these limited partnership interests.

Assets and liabilities measured at fair value
	September 30, 2024
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$9,239	$7	$—		$9,246
Municipal	—	8,253	5		8,258
Corporate - public	—	24,292	28		24,320
Corporate - privately placed	—	9,425	51		9,476
Foreign government	—	1,477	—		1,477
ABS	—	1,087	97		1,184
Total fixed income securities	9,239	44,541	181		53,961
Equity securities (1)	1,295	238	408		1,941
Short-term investments	2,771	4,221	2		6,994
Other investments	—	1	2	$(1)	2
Other assets	2	—	123		125
Assets held for sale	177	1,534	7	—	1,718
Total recurring basis assets	13,484	50,535	723	(1)	64,741
Non-recurring basis	—	—	1		1
Total assets at fair value	$13,484	$50,535	$724	$(1)	$64,742
% of total assets at fair value	20.8%	78.1%	1.1%	—%	100.0%

Investments reported at NAV					1,124
Total					$65,866
Liabilities
Other liabilities	$(9)	$(16)	$—	$16	$(9)
Total recurring basis liabilities	(9)	(16)	—	16	(9)
Total liabilities at fair value	$(9)	$(16)	$—	$16	$(9)
% of total liabilities at fair value	100.0%	177.8%	—%	(177.8)%	100.0%
(1)Excludes $150 million of preferred stock measured at cost.
Third Quarter 2024 Form 10-Q 21

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
As of September 30, 2024 and December 31, 2023, Level 3 fair value measurements of fixed income securities total $181 million and $153 million, respectively, and include $28 million and $26 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $5 million and $11 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.
An increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2024
	Balance as of June 30, 2024	Total gains (losses) included in:		Transfers		Transfers (to) from held for sale					Balance as of September 30, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$7	$(2)	$—	$—	$—	$—	$—	$—	$—	$—	$5
Corporate - public	30	—	—	—	—	(7)	5	—	—	—	28
Corporate - privately placed	50	—	—	—	—	—	1	—	—	—	51
ABS	71	—	—	—	—	—	27	—	—	(1)	97
Total fixed income securities	158	(2)	—	—	—	(7)	33	—	—	(1)	181
Equity securities	393	12	—	—	—	—	5	(2)	—	—	408
Short-term investments	1	—	—	—	—	—	1	—	—	—	2
Other investments	2	—	—	—	—	—	—	—	—	—	2
Other assets	121	2	—	—	—	—	—	—	—	—	123
Assets held for sale	—	—	—	—	—	7	—	—	—	—	7
Total recurring Level 3 assets	$675	$12	$—	$—	$—	$—	$39	$(2)	$—	$(1)	$723

Rollforward of Level 3 assets and liabilities held at fair value during the nine month period ended September 30, 2024
	Balance as of December 31, 2023	Total gains (losses) included in:		Transfers		Transfers (to) from held for sale					Balance as of September 30, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$11	$(2)	$—	$—	$—	$—	$—	$(2)	$—	$(2)	$5
Corporate - public	26	1	1	—	—	(7)	16	(9)	—	—	28
Corporate - privately placed	58	(6)	—	—	—	—	1	(2)	—	—	51
ABS	58	—	—	—	—	—	41	—	—	(2)	97
Total fixed income securities	153	(7)	1	—	—	(7)	58	(13)	—	(4)	181
Equity securities	402	18	—	—	—	—	14	(26)	—	—	408
Short-term investments	1	—	—	—	—	—	22	(20)	—	(1)	2
Other investments	2	—	—	—	—	—	—	—	—	—	2
Other assets	118	5	—	—	—	—	—	—	—	—	123
Assets held for sale	—	—	—	—	—	7	—	—	—	—	7
Total recurring Level 3 assets	$676	$16	$1	$—	$—	$—	$94	$(59)	$—	$(5)	$723
Third Quarter 2024 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2023
	Balance as of June 30, 2023	Total gains (losses) included in:		Transfers						Balance as of September 30, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$12	$—	$—	$—	$—	$—	$(1)	$—	$—	$11
Corporate - public	26	—	(1)	—	—	—	—	—	—	25
Corporate - privately placed	60	—	(1)	—	—	—	—	—	—	59
ABS	34	—	—	—	—	4	—	—	—	38
Total fixed income securities	132	—	(2)	—	—	4	(1)	—	—	133
Equity securities	381	15	—	—	—	—	(13)	—	—	383
Short-term investments	6	—	—	—	—	10	—	—	—	16
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	104	9	—	—	—	—	—	—	—	113
Total recurring Level 3 assets	$625	$24	$(2)	$—	$—	$14	$(14)	$—	$—	$647

Rollforward of Level 3 assets and liabilities held at fair value during the nine month period ended September 30, 2023
	Balance as of December 31, 2022	Total gains (losses) included in:		Transfers						Balance as of September 30, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$21	$3	$(1)	$—	$—	$—	$(10)	$—	$(2)	$11
Corporate - public	69	(1)	1	—	—	—	(44)	—	—	25
Corporate - privately placed	55	(11)	—	16	—	1	(2)	—	—	59
ABS	28	—	—	—	—	11	—	—	(1)	38
Total fixed income securities	173	(9)	—	16	—	12	(56)	—	(3)	133
Equity securities	333	22	—	—	—	70	(42)	—	—	383
Short-term investments	6	—	—	—	—	10	—	—	—	16
Other investments	3	(1)	—	—	—	—	—	—	—	2
Other assets	103	10	—	—	—	—	—	—	—	113
Total recurring Level 3 assets	$618	$22	$—	$16	$—	$92	$(98)	$—	$(3)	$647

Total Level 3 gains (losses) included in net income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Net investment income	$—	$(1)	$1	$(3)
Net gains (losses) on investments and derivatives (1)	10	16	10	15
Operating costs and expenses (1)	2	9	5	10
(1)Prior to the first quarter of 2024, Level 3 gains (losses) included in operating costs and expenses were reported in this table within net gains (losses) on investments and derivatives. Historical results have been updated to conform with this presentation.
There were no transfers into Level 3 during the three and nine months ended September 30, 2024. There were no transfers into Level 3 during the three months ended September 30, 2023. Transfers into Level 3 during the nine months ended September 30, 2023 included situations where securities were written down utilizing an internal price where the inputs have not been corroborated to be market observable resulting in the securities being classified as Level 3.
There were no transfers out of Level 3 during the three and nine months ended September 30, 2024 and 2023.
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities still held
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Assets
Fixed income securities:
Municipal	$(2)	$—	$(2)	$—
Corporate - public	—	—	1	—
Corporate - privately placed	—	—	(6)	(11)
Total fixed income securities	(2)	—	(7)	(11)
Equity securities	12	15	23	21
Other investments	—	—	—	(1)
Other assets	2	9	5	10
Total recurring Level 3 assets	$12	$24	$21	$19
Total included in net income	$12	$24	$21	$19

Components of net income
Net investment income	$—	$(1)	$1	$(3)
Net gains (losses) on investments and derivatives	10	16	15	12
Operating costs and expenses	2	9	5	10
Total included in net income	$12	$24	$21	$19

Assets
Corporate - public	$—	$(1)	$1	$—
Corporate - privately placed	—	(1)	—	—
Changes in unrealized net capital gains and losses reported in OCI	$—	$(2)	$1	$—

Financial instruments not carried at fair value
($ in millions)		September 30, 2024		December 31, 2023
Financial assets	Fair value level	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$765	$736	$822	$769
Bank loans	Level 3	187	197	224	238

Financial liabilities	Fair value level	Carrying value (2)	Fair value	Carrying value (2)	Fair value
Contractholder funds on investment contracts (1)	Level 3	$—	$—	$46	$46
Debt	Level 2	8,083	8,027	7,942	7,655
Liability for collateral	Level 2	2,021	2,021	1,891	1,891
Liabilities held for sale	Level 3	41	41	—	—
(1)As of September 30, 2024, all contractholder funds on investment contracts are held for sale.
(2)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 7	Derivative Financial Instruments
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
Property-Liability may use interest rate swaps, swaptions, futures and options to manage the interest rate risks of existing investments. These instruments are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities. Fixed income index total return swaps are used to offset valuation losses in the fixed income portfolio during periods of declining market values. Credit default swaps are typically used to mitigate the credit risk within the Property-Liability
Third Quarter 2024 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

fixed income portfolio. Equity index total return swaps, futures and options are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values. In addition, equity futures are used to hedge the market risk related to deferred compensation liability contracts. Equity derivatives may also be utilized to replicate cash market positions to increase equity exposure. Forward contracts are primarily used by Property-Liability to hedge foreign currency risk associated with holding foreign currency denominated investments and foreign operations.
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
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of September 30, 2024
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	3,520	$1	$1	$—
Equity and index contracts
Futures	Other assets	n/a	1,045	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	$383	n/a	(8)	1	(9)
Contingent consideration	Other assets	250	n/a	123	123	—
Credit default contracts
Credit default swaps – buying protection	Other investments	30	n/a	—	—	—
Total asset derivatives		$663	4,565	$117	$126	$(9)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	22,106	$(9)	$—	$(9)
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	284	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$262	n/a	(7)	—	(7)
Total liability derivatives		262	22,390	(16)	$—	$(16)
Total derivatives		$925	26,955	$101
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
Third Quarter 2024 Form 10-Q 27

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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2024
Asset derivatives	$1	$(9)	$8	$—	$—	$—
Liability derivatives	(16)	9	7	—	—	—

December 31, 2023
Asset derivatives	$3	$(6)	$4	$1	$—	$1
Liability derivatives	(10)	6	2	(2)	—	(2)
(1)All OTC derivatives are subject to enforceable master netting agreements.
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2024
Interest rate contracts	$42	$—	$42
Equity and index contracts	(2)	10	8
Contingent consideration	—	2	2
Foreign currency contracts	(23)	—	(23)
Credit default contracts	3	—	3
Total	$20	$12	$32

Nine months ended September 30, 2024
Interest rate contracts	$21	$—	$21
Equity and index contracts	(17)	24	7
Contingent consideration	—	5	5
Foreign currency contracts	(9)	—	(9)
Credit default contracts	2	—	2
Total	$(3)	$29	$26

Three months ended September 30, 2023
Interest rate contracts	$5	$—	$5
Equity and index contracts	10	(10)	—
Contingent consideration	—	9	9
Foreign currency contracts	17	—	17
Credit default contracts	(1)	—	(1)
Total	$31	$(1)	$30

Nine months ended September 30, 2023
Interest rate contracts	$(12)	$—	$(12)
Equity and index contracts	(6)	8	2
Contingent consideration	—	10	10
Foreign currency contracts	6	—	6
Credit default contracts	(16)	—	(16)
Total	$(28)	$18	$(10)
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

OTC cash and securities collateral pledged
($ in millions)	September 30, 2024
Pledged by the Company	$15
Pledged to the Company (1)	—
(1) $14 million of collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
Counterparty credit exposure represents the Company’s potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless. This exposure is measured by the fair value of OTC derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable master netting agreements. As of September 30, 2024 and December 31, 2023, the Company did not have any counterparty credit exposure.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	September 30, 2024
Pledged by the Company	$82
Received by the Company	—
Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. To limit this risk,
Third Quarter 2024 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

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

($ in millions)	September 30, 2024	December 31, 2023
Gross liability fair value of contracts containing credit-risk-contingent features	$16	$10
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(1)	(3)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(14)	(5)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$2

Note 8	Variable Interest Entities
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
The results of the Reciprocal Exchanges are included in the Allstate Protection segment as the Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. The Company received a management fee for the services provided to the Reciprocal Exchanges totaling $2 million and $23 million for the three and nine months ended September 30, 2024, respectively, compared to $14 million and $37 million for the three and nine months ended September 30, 2023, respectively. In addition, as of September 30, 2024 and December 31, 2023, the Company holds interests of $123 million in the form of surplus notes that provide capital to the Reciprocal Exchanges and absorb expected losses.
Due to ongoing operating losses, the Company recorded a loss for the carrying value of the surplus notes in the amount of $123 million in the first quarter of 2024. The loss has been reflected as a capital transaction attributable to noncontrolling interest as the Company expects 100% of its interests in surplus notes to absorb expected losses of the Reciprocal Exchanges.
Adirondack and Skylands are withdrawing from writing substantially all business. As the reciprocal insurers are dissolved, policyholders will share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company.
The New York State Department of Financial Services has approved the withdrawal plan for Adirondack to non-renew or cancel all policies effective as of December 31, 2024. National General Holdings Corp. entered into a $15 million line of credit agreement with Adirondack to pay claims if it is unable to pay, which will expire after a final reserve study is conducted to determine if additional funding is needed as of December 31, 2027. As of September 30, 2024, there is no outstanding balance on the line of credit. Additionally, the Company waived all fees payable by Adirondack after July 1, 2024, excluding Loss Adjustment Expenses associated with individual claims.
The New Jersey Department of Banking and Insurance has acknowledged the withdrawal plan filed on behalf of Skylands to withdraw from providing personal lines insurance, except dwelling fire and watercraft policies, beginning December 14, 2024. Skylands has a 100% quota share reinsurance agreement with the Company to cede all of Skylands’ business to the Company. Claims and claims expense ceded to the Company were $(6) million and $24 million for the three and nine months ended September 30, 2024, respectively, compared to $10 million and $27 million for the three and nine months ended September 30, 2023, respectively.
The Reciprocal Exchanges generated $48 million and $170 million of earned premiums for the three and nine months ended September 30, 2024, respectively, compared to $59 million and $173 million for the three and nine months ended September 30, 2023,
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

respectively. Total costs and expenses were $62 million and $207 million for the three and nine months ended September 30, 2024, respectively, compared to $58 million and $202 million for the three and nine months ended September 30, 2023, respectively.
The table below reflects the consolidated VIE results, which exclude all intercompany transactions including surplus notes and related accrued interest, management fees and intercompany reinsurance transactions.

Assets and liabilities of Reciprocal Exchanges included in the condensed consolidated statement of financial position (1)
($ in millions)	September 30, 2024	December 31, 2023
Assets
Fixed income securities	$121	$267
Short-term investments	96	7
Deferred policy acquisition costs	12	25
Premium installment and other receivables, net	32	44
Reinsurance recoverables, net	68	76
Other assets	10	54
Total assets	339	473
Liabilities
Reserve for property and casualty insurance claims and claims expense	224	201
Unearned premiums	117	177
Other liabilities and expenses	16	77
Total liabilities	$357	$455

(1) Intercompany balances eliminated in consolidation
Total assets	$(42)	$(26)
Total liabilities	(193)	(189)

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns or data, it applies actuarial judgment in the determination and selection of development factors to develop reserve liabilities. Inflation and a higher mix of more complex repairs, combined with skilled labor shortages, have increased physical damage loss costs. Medical inflation, increased treatment trends, higher attorney representation, rising litigation costs and more severe accidents have contributed to higher third-party bodily injury loss costs. The Company continues to digitize and modernize claim processes where necessary to increase effectiveness and efficiency. These factors may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability.
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
Third Quarter 2024 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

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

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Nine months ended September 30,
($ in millions)	2024	2023
Balance as of January 1	$39,858	$37,541
Less: Recoverables (1)	8,396	9,176
Net balance as of January 1	31,462	28,365
Incurred claims and claims expense related to:
Current year	31,033	31,910
Prior years	(322)	380
Total incurred	30,711	32,290
Claims and claims expense paid related to:
Current year	(15,977)	(16,593)
Prior years	(12,181)	(12,057)
Total paid	(28,158)	(28,650)
Net balance as of September 30	34,015	32,005
Plus: Recoverables	8,728	8,654
Balance as of September 30	$42,743	$40,659
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $4.55 billion and $5.57 billion in the nine months ended September 30, 2024 and 2023, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Non-catastrophe losses		Catastrophe losses		Total
($ in millions)	2024	2023	2024	2023	2024	2023
Three months ended September 30,
Auto	$(55)	$27	$(10)	$6	$(65)	$33
Homeowners	(11)	46	(1)	16	(12)	62
Other personal lines	54	(3)	(3)	(11)	51	(14)
Commercial lines	1	13	—	6	1	19
Other business lines	(3)	1	—	—	(3)	1
Run-off Property-Liability	59	82	—	—	59	82
Protection Services	1	—	—	—	1	—
Total prior year reserve reestimates	$46	$166	$(14)	$17	$32	$183

Nine months ended September 30,
Auto	$(293)	$146	$(26)	$(41)	$(319)	$105
Homeowners	(114)	75	(278)	61	(392)	136
Other personal lines	169	15	(5)	(23)	164	(8)
Commercial lines	164	42	(5)	9	159	51
Other business lines	1	12	—	—	1	12
Run-off Property-Liability	65	85	—	—	65	85
Protection Services	—	(1)	—	—	—	(1)
Total prior year reserve reestimates	$(8)	$374	$(314)	$6	$(322)	$380
(1)Favorable reserve reestimates are shown in parentheses.
Third Quarter 2024 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Note 10	Reserve for Future Policy Benefits and Contractholder Funds

Rollforward of reserve for future policy benefits (1)
	Nine months ended September 30,
	Accident and health		Traditional life		Total
($ in millions)	2024	2023	2024	2023	2024	2023
Present value of expected net premiums
Beginning balance	$1,688	$1,464	$325	$238	$2,013	$1,702
Beginning balance at original discount rate	1,737	1,549	330	246	2,067	1,795
Effect of changes in cash flow assumptions	(88)	(12)	(13)	34	(101)	22
Effect of actual variances from expected experience	28	(4)	4	4	32	—
Adjusted beginning balance	1,677	1,533	321	284	1,998	1,817
Issuances	490	378	69	53	559	431
Interest accrual	63	48	11	8	74	56
Net premiums collected	(281)	(260)	(49)	(37)	(330)	(297)
Ending balance at original discount rate	1,949	1,699	352	308	2,301	2,007
Effect of changes in discount rate assumptions	6	(113)	(1)	(19)	5	(132)
Reclassified to liabilities held for sale	(1,270)	—	(345)	—	(1,615)	—
Ending balance	685	1,586	6	289	691	1,875

Present value of expected future policy benefits
Beginning balance	2,453	2,229	657	524	3,110	2,753
Beginning balance at original discount rate	2,495	2,316	656	534	3,151	2,850
Effect of changes in cash flow assumptions	(11)	21	(10)	30	(21)	51
Effect of actual variances from expected experience	(28)	(24)	(4)	3	(32)	(21)
Adjusted beginning balance	2,456	2,313	642	567	3,098	2,880
Issuances	479	368	69	68	548	436
Interest accrual	84	75	23	18	107	93
Benefit payments	(317)	(297)	(24)	(30)	(341)	(327)
Ending balance at original discount rate	2,702	2,459	710	623	3,412	3,082
Effect of changes in discount rate assumptions	27	(126)	8	(38)	35	(164)
Reclassified to liabilities held for sale	(1,998)	—	(704)	—	(2,702)	—
Ending balance	$731	$2,333	$14	$585	$745	$2,918

Net reserve for future policy benefits (1)	$46	$747	$8	$296	$54	$1,043
Less: reinsurance recoverables (2)	—	82	—	2	—	84
Net reserve for future policy benefits, after reinsurance recoverables	$46	$665	$8	$294	$54	$959
(1)Excludes $220 million and $266 million of reserves related to short-duration and other contracts as of September 30, 2024 and 2023, respectively.
(2)Classified as held for sale as of September 30, 2024.

Revenue and interest recognized in the condensed consolidated statements of operations
($ in millions)	Nine months ended September 30,
	2024	2023
Revenues (1)
Accident and health	$605	$600
Traditional life	106	77
Total	$711	$677

Interest expense (2)
Accident and health	$21	$27
Traditional life	12	10
Total	$33	$37
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
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts, including those that are classified as held for sale as of September 30, 2024.

	As of September 30,
	2024		2023
($ in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Accident and health
Expected future gross premiums	$5,581	$3,939	$5,263	$3,600
Expected future benefits and expenses	3,943	2,729	3,503	2,333
Traditional life
Expected future gross premiums	1,013	729	813	553
Expected future benefits and expenses	1,345	718	1,153	585
The following table provides the weighted-average duration and weighted-average interest rates for the reserve for future policy benefits, including those that are classified as held for sale as of September 30, 2024.

	As of September 30,
	Accident and health		Traditional life
	2024	2023	2024	2023
Weighted-average duration (in years)	8.3	4.3	15.5	14.8
Weighted-average interest rates
Interest accretion rate (discount rate at contract issuance)	5.05%	4.73%	5.36%	5.43%
Current discount rate (upper-medium grade fixed income yield)	4.65	5.28	4.82	5.56
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
The Company performed the annual review of the mortality, morbidity and lapse experience assumptions in the third quarter of 2024 and 2023 resulting in an increase of $1 million and an increase of less than $1 million, respectively, to the reserve for future policy benefits.
For the nine months ended September 30, 2024, actual experience for morbidity in accident and health products was higher than expected. For the nine months ended September 30, 2023, actual experience for morbidity in accident and health products was lower than expected.
For the nine months ended September 30, 2024, actual experience for lapses in accident and health products was lower than expected. For the nine months ended September 30, 2023, actual experience for lapses in accident and health products was higher than expected.
For the nine months ended September 30, 2024 and 2023, actual experience for mortality and lapses in traditional life products was lower than expected.

Third Quarter 2024 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Contractholder funds
As of September 30, 2024, all contractholder funds are classified as held for sale.

Contractholder funds activity
	Nine months ended September 30,
($ in millions)	2024	2023
Beginning balance	$888	$879
Deposits	98	99
Interest credited	25	25
Benefits	(9)	(8)
Surrenders and partial withdrawals	(17)	(15)
Contract charges	(89)	(90)
Other adjustments	(5)	(6)
Ending balance	$891	$884

Components of contractholder funds
Interest-sensitive life insurance	$850	$837
Fixed annuities	41	47
Total	$891	$884

Weighted-average crediting rate	4.19%	4.26%
Net amount at risk (1)	$10,927	$11,550
Cash surrender value	$734	$728
(1)Guaranteed benefit amounts in excess of the current account balances.

Note 11	Reinsurance and Indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Property and casualty insurance premiums earned	$(552)	$(514)	$(1,697)	$(1,455)
Accident and health insurance premiums and contract charges	(16)	(16)	(37)	(35)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Property and casualty insurance claims and claims expense	$(662)	$(274)	$(1,178)	$(534)
Accident, health and other policy benefits	(13)	(7)	(27)	(32)
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	September 30, 2024	December 31, 2023
Property and casualty
Paid and due from reinsurers and indemnitors	$234	$254
Unpaid losses estimated (including IBNR)	8,728	8,396
Total property and casualty	$8,962	$8,650

Accident and health insurance	51	159
Total	$9,013	$8,809
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Property and casualty (1) (2)
Beginning balance	$(64)	$(61)	$(62)	$(62)
Decrease in the provision for credit losses	2	—	—	1
Write-offs	—	—	—	—
Ending balance	$(62)	$(61)	$(62)	$(61)

Accident and health insurance
Beginning balance	$(3)	$(3)	$(3)	$(3)
Increase in the provision for credit losses	—	—	—	—
Write-offs	—	—	—	—
Reinsurance recoverables classified as held for sale	1	—	1	—
Ending balance	$(2)	$(3)	$(2)	$(3)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Note 12	Deferred Policy Acquisition Costs
The following table shows a roll-forward of DAC on long-duration contracts in the Allstate Health and Benefits segment, along with a reconciliation to the Company’s total DAC balance.

Deferred policy acquisition costs activity
($ in millions)	Accident and health	Traditional life	Interest-sensitive life	Total
Nine months ended September 30, 2024
Allstate Health and Benefits
Long-duration contracts
Beginning balance	$321	$90	$100	$511
Acquisition costs deferred	76	41	12	129
Amortization charged to income	(59)	(16)	(11)	(86)
Experience adjustment	(15)	(1)	—	(16)
Reclassified to assets held for sale	(277)	(111)	(101)	(489)
Total	$46	$3	$—	$49
Short-duration contracts				6
Allstate Protection				2,590
Protection Services				3,106
Ending balance				$5,751

Nine months ended September 30, 2023
Allstate Health and Benefits
Long-duration contracts
Beginning balance	$322	$79	$101	$502
Acquisition costs deferred	73	24	12	109
Amortization charged to income	(54)	(17)	(11)	(82)
Experience adjustment	(22)	(1)	(2)	(25)
Total	$319	$85	$100	504
Short-duration contracts				27
Allstate Protection				2,358
Protection Services				2,935
Ending balance				$5,824
Third Quarter 2024 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Note 13	Capital Structure
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
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $28 million and $87 million during the three months ended September 30, 2024 and 2023, respectively, and $51 million and $141 million during the nine months ended September 30, 2024 and 2023, respectively.
Restructuring expenses during the third quarter and first nine months of 2024 primarily relate to implementing actions to achieve a new phase of the organizational transformation component of the Transformative Growth plan, which commenced in the second quarter of 2024. Organizational transformation includes streamlining the organization and outsourcing certain aspects of operations. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Organizational transformation
($ in millions)
Expected program charges	$24
Change in estimated program costs	22
2024 expenses	(38)
Remaining program charges	$8
These charges are primarily recorded in the Allstate Protection segment. The Company expects these actions will be completed in the first half of 2025.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2023	$40	$1	$41
Expense incurred	29	16	45
Adjustments to liability	6	—	6
Payments and non-cash charges	(38)	(15)	(53)
Restructuring liability as of September 30, 2024	$37	$2	$39
As of September 30, 2024, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $127 million for employee costs and $11 million for exit costs.

Note 15	Guarantees and Contingent Liabilities
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
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The aggregate liability balance related to all guarantees was immaterial as of September 30, 2024.
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
Third Quarter 2024 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $68 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings The Company is defending various disputes in Florida that raise challenges to the Company’s practices, processes, and procedures relating to claims for personal injury protection benefits under Florida auto policies. Medical providers continue to pursue litigation under various theories that challenge the amounts that the Company pays under the personal injury protection coverage, seeking additional benefit payments, as well as
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

applicable interest, penalties and fees. In one such lawsuit, Revival Chiropractic v. Allstate Insurance Company, et al. (M.D. Fla. filed January 2019), the federal district court denied class certification and plaintiff’s request to file a renewed motion for class certification. In Revival, on June 2, 2022, the Eleventh Circuit certified to the Florida Supreme Court Allstate’s appeal of the federal district court’s interpretation of the state personal injury protection statute. The Eleventh Circuit held determination on plaintiff’s class certification appeal pending the outcome of the Florida Supreme Court certification. The oral argument before the Florida Supreme Court was on March 8, 2023. On April 25, 2024, the Florida Supreme Court issued a decision in the Company’s favor, finding that the Company’s practice with respect to its payment of certain medical provider charges is consistent with the Company’s policy language and with the state personal injury protection statute. On May 24, 2024, the Eleventh Circuit entered an order dismissing plaintiff’s class certification appeal and directing the federal district court to enter summary judgment in favor of Allstate. On July 2, 2024, the federal district court entered judgment in Allstate’s favor.
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
The Company is currently defending the following lawsuits: Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D.N.Y. filed December 2018); Durgin v. Allstate Property and Casualty Insurance Company (W.D. La. filed June 2019); Golla v. Allstate Insurance Company (N.D. Ohio filed June 2023); Bibbs v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (N.D. Ohio filed August 2023); Hail v. Allstate
Property and Casualty Insurance Company (State Court of Habersham Co., Ga. filed December 2023); Katz v. Esurance Property and Casualty Insurance Company and National General Insurance Company (E.D.N.Y. filed February 2024); Jarrett-Kelly v. Direct General Insurance Agency, Inc. (Circuit Court of Pulaski Co., Ark. filed May 2024); and Schott v. Allstate Insurance Company and Allstate Property and Casualty Insurance Company (M.D. Ga. filed October 2024). No classes have been certified in any of these matters.
Settlements in principle have been reached in the following cases: Bass v. Imperial Fire and Casualty Insurance Company (W.D. La. filed February 2022); and Cummings v. Allstate Property and Casualty Insurance Company (M.D. La. filed April 2022).
The Company is defending putative class actions in the U.S. District Court for the District of Arizona that allege underpayment of uninsured/underinsured motorist claims. The lawsuits are Dorazio v. Allstate Fire and Casualty Insurance Company and Loughran v. MIC General Insurance Corporation, each filed December 2022. The plaintiffs allege that uninsured/underinsured motorist coverages must be stacked, which is combining separate uninsured/underinsured coverage limits of multiple vehicles into one higher coverage limit, where the defendants allegedly did not include specified policy language and did not provide specified notice to policyholders. No classes have been certified in these matters. In July 2023, the Arizona Supreme Court issued a ruling in Franklin v. CSAA General Insurance, a matter involving another insurer. The Franklin decision held, under the factual circumstances of that case, that stacking of uninsured/underinsured motorist coverages was required because the insurer did not include specified policy language and did not issue specified notice.
Other proceedings The Company had an investigatory hearing before the California Insurance Commissioner concerning the private passenger automobile insurance rating practices of Allstate Insurance Company and Allstate Indemnity Company in California. The investigatory hearing was captioned: In the Matter of the Rating Practices of Allstate Insurance Company and Allstate Indemnity Company. Pursuant to the Notice of Hearing issued by the California Insurance Commissioner, the California Insurance Commissioner was investigating: (1) whether Allstate has potentially violated California insurance law by using illegal price optimization; (2) how Allstate implemented any such potentially illegal price optimization in its private passenger auto insurance rates and/or class plans; and (3) how such potentially illegal price optimization impacted Allstate’s private passenger auto insurance policyholders. Pursuant to an agreement between the Company and the California Department of Insurance, the matter was dismissed on September 17, 2024.
The Company is defending two putative class actions in the U.S. District Court for the Eastern District of California, Holland Hewitt v. Allstate Life Insurance Company filed May 2020, and Farley v. Lincoln Benefit Life Company (“LBL”) filed December 2020, following the sale of ALIC. On April 19, 2023, the district court
Third Quarter 2024 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

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
The Company is defending a lawsuit in the U.S. District Court for the Southern District of California,
Chavez v. Allstate Northbrook Indemnity Company, filed February 2022, where plaintiffs generally allege that Allstate’s Shelter In Place Payback program provided insufficient premium relief in response to the reduction in driving in California during the state’s COVID-19 stay-at-home restrictions in 2020 and 2021. Plaintiffs seek damages that include additional premium refunds and punitive damages. On June 25, 2024, the court issued an order granting plaintiffs’ motion for class certification. The Company continues to defend the litigation and oppose plaintiffs’ allegations.
On July 24, 2024, the Department of Justice filed a civil suit in the U.S. District Court for the Western District of Pennsylvania against National General Holdings Corp., National General Insurance Company, National General Lender Services, Inc. and Newport Management Corp. The suit alleges that certain services that National General provided as a vendor to a large national bank for its collateral protection insurance program violated the Financial Institutions, Reform, Recovery, and Enforcement Act of 1989 (the “Act”), and it seeks civil monetary penalties available under the Act.

Note 16	Benefit Plans
For the first nine months of 2024, service cost includes a $38 million refund of premiums previously paid to the Pension Benefit Guaranty Corporation (“PBGC”). The PBGC insures defined benefit plans offered by private-sector employers. PBGC premiums are required to be paid annually and are calculated using a predefined calculation that includes interest rates to discount a plan’s vested benefits. During the second quarter of 2024, the Company’s defined benefit pension plan elected to use an alternative methodology to calculate the prescribed interest rate in determining premiums for plan year 2023, which resulted in a refund of $38 million in previously paid premiums.

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Pension benefits
Service cost	$26	$34	$52	$99
Interest cost	59	58	175	176
Expected return on plan assets	(74)	(78)	(227)	(234)
Costs and expenses	11	14	—	41
Remeasurement of projected benefit obligation	233	(211)	140	(156)
Remeasurement of plan assets	(214)	369	(129)	219
Remeasurement (gains) losses	19	158	11	63
Pension net cost	$30	$172	$11	$104

Postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	2	3	7	8
Amortization of prior service credit	—	(6)	(1)	(18)
Costs and expenses	2	(3)	6	(10)
Remeasurement of benefit obligation	7	(9)	4	(7)
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	7	(9)	4	(7)
Postretirement net cost (benefit)	$9	$(12)	$10	$(17)

Pension and postretirement benefits
Costs and expenses	$13	$11	$6	$31
Remeasurement (gains) losses	26	149	15	56
Total net cost	$39	$160	$21	$87
42 www.allstate.com

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

Pension and postretirement benefits remeasurement gains and losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Remeasurement of benefit obligation (gains) losses:
Discount rate	$213	$(231)	$115	$(180)
Other assumptions	27	11	29	17
Remeasurement of plan assets (gains) losses	(214)	369	(129)	219
Remeasurement (gains) losses	$26	$149	$15	$56
Remeasurement losses of $26 million and $15 million for the third quarter and first nine months of 2024, respectively, related to a decrease in the liability discount rate and changes in other assumptions, partially offset by favorable asset performance compared to expected return on plan assets.
The weighted average discount rate used to measure the pension benefit obligation decreased to 5.02% at September 30, 2024 compared to 5.62% at June 30, 2024 and 5.35% at December 31, 2023 resulting in losses for the third quarter and first nine months of 2024.
For the third quarter of 2024, the actual return on plan assets was higher than the expected return due to higher fixed income valuations from lower market yields and higher public equity returns. For the first nine months of 2024, the actual return on plan assets was higher than the expected return due to higher equity valuations and tighter credit spreads, partially offset by higher rates.

Note 17	Supplemental Cash Flow Information
Non-cash investing activities include $70 million and $54 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, and limited partnerships for the nine months ended September 30, 2024 and 2023, respectively. Non-cash investing activities include $19 million related to right-of-use property and equipment obtained in exchange for lease obligations for the nine months ended September 30, 2024. Non-cash investing activities include $1 million and $15 million related to right-of-use real estate obtained in exchange for lease obligations for the nine months ended September 30, 2024 and 2023, respectively, and $123 million related to debt assumed by purchaser on sale of real estate for the nine months ended September 30, 2023.
Non-cash financing activities include $28 million and $38 million related to the issuance of Allstate common shares for vested equity awards for the nine months ended September 30, 2024 and 2023, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $86 million and $101 million for the nine months ended September 30, 2024 and 2023, respectively. Non-cash operating activities include $50 million and $26 million related to right-of-use assets obtained in exchange for lease obligations for the nine months ended September 30, 2024 and 2023, respectively.
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
Third Quarter 2024 Form 10-Q 43

Notes to Condensed Consolidated Financial Statements

($ in millions)	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net change in proceeds managed
Net change in fixed income securities	$45	$207
Net change in short-term investments	(175)	58
Operating cash flow (used) provided	$(130)	$265

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,891)	$(2,011)
Liabilities for collateral, end of period	(2,021)	(1,746)
Operating cash flow provided (used)	$130	$(265)

Note 18	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended September 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,753	$(388)	$1,365	$(974)	$210	$(764)
Less: reclassification adjustment of realized capital gains and losses	83	(17)	66	(121)	24	(97)
Unrealized net capital gains and losses	1,670	(371)	1,299	(853)	186	(667)
Unrealized foreign currency translation adjustments	18	(4)	14	(18)	4	(14)
Unamortized pension and other postretirement prior service credit (1)	—	—	—	(6)	1	(5)
Discount rate for reserve for future policy benefits	(46)	10	(36)	38	(8)	30
Other comprehensive income (loss)	$1,642	$(365)	$1,277	$(839)	$183	$(656)

	Nine months ended September 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,118	$(253)	$865	$(717)	$152	$(565)
Less: reclassification adjustment of realized capital gains and losses	(126)	26	(100)	(390)	82	(308)
Unrealized net capital gains and losses	1,244	(279)	965	(327)	70	(257)
Unrealized foreign currency translation adjustments	(1)	—	(1)	81	(17)	64
Unamortized pension and other postretirement prior service credit (1)	(2)	1	(1)	(18)	4	(14)
Discount rate for reserve for future policy benefits	(15)	3	(12)	37	(8)	29
Other comprehensive income (loss)	$1,226	$(275)	$951	$(227)	$49	$(178)
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
Included in shareholders' equity is $65 million of accumulated other comprehensive loss related to assets and liabilities held for sale as of September 30, 2024.
44 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
The Allstate Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2024, the related condensed consolidated statements of operations, comprehensive income (loss), and shareholders’ equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 30, 2024
Third Quarter 2024 Form 10-Q 45

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
Further analysis of our insurance segments is provided in the Property-Liability Operations and Segment Results sections, including Allstate Protection, Run-off Property-Liability, Protection Services and Allstate Health and Benefits, of Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which the chief operating decision maker reviews financial performance and makes decisions about the allocation of resources.
Macroeconomic Impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity, such as U.S. government fiscal and monetary policies, the Russia/Ukraine and Israel/Hamas conflicts, supply chain disruptions and labor shortages.These factors should be considered when comparing the current period to prior periods. This is not inclusive of all potential impacts and should not be treated as such. Within the MD&A, we have included further disclosures related to macroeconomic impacts on our 2024 results.
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
Disposition
On August 13, 2024, we entered into a share purchase agreement with StanCorp Financial Group, Inc. to sell American Heritage Life Insurance Company and American Heritage Service Company, comprising our employer voluntary benefits business for approximately $2.0 billion in cash. The employer voluntary benefits business is reported in the Allstate Health and Benefits segment, and as of September 30, 2024, the assets and liabilities of the business are classified as held for sale. The transaction price less costs to sell exceeds the carrying value of net assets related to this transaction, resulting in an expected gain that will be recognized at closing of the transaction. The ultimate amount of the anticipated gain on the sale will be impacted by purchase price adjustments associated with certain pre-close transactions, changes in the carrying value of net assets, changes in accumulated other comprehensive income and the related tax effects.
The transaction is expected to close in the first half of 2025, subject to regulatory approvals and other customary closing conditions. We continue to pursue the sale of the group health and individual health businesses but have not completed the sale process. Once the criteria for these businesses to be classified as held for sale is met, the entire Health and Benefits segment will be reported in discontinued operations.

46 www.allstate.com

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
Adjusted net income is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives
•	Pension and other postretirement remeasurement gains and losses
•	Amortization or impairment of purchased intangibles
•	Gain or loss on disposition
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items
Highlights

Q1	Q2	Q3

Consolidated net income (loss) applicable to common shareholders
($ in millions)

Consolidated net income applicable to common shareholders was $1.16 billion and $2.65 billion in the third quarter and first nine months of 2024, respectively, compared to a loss of $41 million and $1.78 billion in the third quarter and first nine months of 2023, respectively, primarily due to improved underwriting results from increased earned premium and improved loss trends.

For the twelve months ended September 30, 2024, return on Allstate common shareholders’ equity was 26.1%.

Total revenues
($ in millions)

Total revenues increased 14.7% to $16.63 billion and increased 12.6% to $47.60 billion in the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023 due to premium rate increases and higher realized capital gains on investments compared to the prior year.

Net investment income
($ in millions)

Net investment income increased $94 million to $783 million in the third quarter of 2024 primarily due to higher market-based investment results, partially offset by lower performance-based investment results. Net investment income increased $385 million to $2.26 billion in the first nine months of 2024 compared to the same period of 2023, primarily due to higher market-based investment results. Market-based results continue to benefit from portfolio repositioning into higher yielding fixed income securities and higher investment balances.

Third Quarter 2024 Form 10-Q 47

Financial highlights
Investments totaled $73.60 billion as of September 30, 2024, increasing from $66.68 billion as of December 31, 2023.
Allstate shareholders’ equity was $20.88 billion as of September 30, 2024, increasing from $17.77 billion as of December 31, 2023, primarily due to net income and unrealized net capital gains, partially offset by dividends to shareholders.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $70.35, an increase of 47.2% from $47.79 as of September 30, 2023, and an increase of 18.5% from $59.39 as of December 31, 2023.
Return on average Allstate common shareholders’ equity for the twelve months ended September 30, 2024 was 26.1%, an increase of 40.8 points from (14.7)% for the twelve months ended September 30, 2023. The increase was primarily due to net income applicable to common shareholders for the trailing twelve-month period ending September 30, 2024 compared to a net loss for the twelve-month period ending September 30, 2023.
Summarized consolidated financial results

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Revenues
Property and casualty insurance premiums	$14,333	$12,839	$41,797	$37,482
Accident and health insurance premiums and contract charges	487	463	1,439	1,379
Other revenue	781	592	2,129	1,750
Net investment income	783	689	2,259	1,874
Net gains (losses) on investments and derivatives	243	(86)	(24)	(223)
Total revenues	16,627	14,497	47,600	42,262

Costs and expenses
Property and casualty insurance claims and claims expense	(10,409)	(10,237)	(30,711)	(32,290)
Accident, health and other policy benefits	(317)	(262)	(904)	(785)
Amortization of deferred policy acquisition costs	(2,037)	(1,841)	(5,977)	(5,374)
Operating, restructuring and interest expenses	(2,349)	(1,946)	(6,471)	(5,686)
Pension and other postretirement remeasurement gains (losses)	(26)	(149)	(15)	(56)
Amortization of purchased intangibles	(71)	(83)	(210)	(246)
Total costs and expenses	(15,209)	(14,518)	(44,288)	(44,437)

Income (loss) from operations before income tax expense	1,418	(21)	3,312	(2,175)

Income tax (expense) benefit	(254)	17	(603)	475

Net income (loss)	1,164	(4)	2,709	(1,700)

Less: Net (loss) income attributable to noncontrolling interest	(26)	1	(30)	(23)

Net income (loss) attributable to Allstate	1,190	(5)	2,739	(1,677)

Preferred stock dividends	(29)	(36)	(88)	(99)

Net income (loss) applicable to common shareholders	$1,161	$(41)	$2,651	$(1,776)
Segment highlights
Allstate Protection underwriting income was $555 million in the third quarter of 2024 compared to an underwriting loss of $331 million in the third quarter of 2023 due to increased premiums earned and lower non-catastrophe losses, partially offset by higher catastrophe losses and advertising costs. Underwriting income totaled $1.32 billion in the first nine months of 2024 compared to an underwriting loss of $3.42 billion in the first nine months of 2023, primarily due to increased premiums earned and lower losses, partially offset by higher advertising costs. As auto profitability improves, we are increasing advertising, expanding customer access and delivering personalized affordable, simple and connected consumer offerings to support growth.
Catastrophe losses were $1.70 billion and $4.55 billion in the third quarter and first nine months of 2024, respectively, compared to $1.18 billion and $5.57 billion in the third quarter and first nine months of 2023, respectively.
Premiums written increased 10.5% to $14.71 billion and increased 11.8% to $42.17 billion in the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023, reflecting higher premiums in both Allstate and National General brands.

48 www.allstate.com

Protection Services adjusted net income was $58 million in the third quarter of 2024 compared to $27 million in the third quarter of 2023, primarily due to revenue growth and improved claim frequency at Allstate Protection Plans. Adjusted net income was $167 million the first nine months of 2024 compared to $102 million in the first nine months of 2023, primarily due to growth at Allstate Protection Plans and improved claim severity at Allstate Roadside.
Premiums and other revenue increased 16.3% to $749 million and increased 13.6% to $2.16 billion in the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023, primarily due to Allstate Protection Plans.
Allstate Health and Benefits adjusted net income was $37 million in the third quarter of 2024 compared to adjusted net income of $69 million in the third quarter of 2023, and adjusted net income was $151 million in the first nine months of 2024 compared to $182 million in the first nine months of 2023. The decline in adjusted net income from the third quarter of 2023 was primarily due to increased benefit utilization across all lines of business.
Premiums and contract charges increased 5.2% to $487 million in the third quarter of 2024 and increased 4.4% to $1.44 billion in the first nine months of 2024 compared to the same periods of 2023, primarily due to growth in individual health and group health, partially offset by a decline in employer voluntary benefits.
Third Quarter 2024 Form 10-Q 49

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

50 www.allstate.com

Property-Liability Operations

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions, except ratios)	2024	2023	2024	2023
Premiums written	$14,707	$13,304	$42,169	$37,707
Premiums earned	$13,694	$12,270	$39,933	$35,826
Other revenue	531	393	1,402	1,135
Claims and claims expense	(10,249)	(10,077)	(30,247)	(31,832)
Amortization of DAC	(1,696)	(1,533)	(4,977)	(4,481)
Other costs and expenses	(1,710)	(1,333)	(4,664)	(3,861)
Restructuring and related charges (1)	(23)	(74)	(45)	(121)
Amortization of purchased intangibles	(52)	(60)	(154)	(175)
Underwriting income (loss)	$495	$(414)	$1,248	$(3,509)

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$1,717	$1,164	$4,868	$5,562
Catastrophe reserve reestimates (2)	(14)	17	(314)	6
Total catastrophe losses	$1,703	$1,181	$4,554	$5,568

Non-catastrophe reserve reestimates (2)	$45	$166	$(8)	$375
Prior year reserve reestimates (2)	31	183	(322)	381

GAAP operating ratios
Loss ratio	74.9	82.2	75.8	88.9
Expense ratio (3)	21.5	21.2	21.1	20.9
Combined ratio	96.4	103.4	96.9	109.8
Effect of catastrophe losses on combined ratio	12.4	9.6	11.4	15.5
Effect of prior year reserve reestimates on combined ratio	0.3	1.5	(0.8)	1.1
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	0.1	(0.8)	—
Effect of restructuring and related charges on combined ratio (1)	0.1	0.6	0.1	0.3
Effect of amortization of purchased intangibles on combined ratio	0.4	0.5	0.4	0.5
Effect of Run-off Property-Liability business on combined ratio	0.5	0.7	0.2	0.3
(1)Restructuring and related charges for the third quarter and first nine months of 2024 primarily relate to the organizational transformation component of the Transformative Growth plan. See Note 14 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
Third Quarter 2024 Form 10-Q 51

Segment Results Allstate Protection
Allstate Protection Segment

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Premiums written	$14,707	$13,304	$42,169	$37,707
Premiums earned	$13,694	$12,270	$39,933	$35,826
Other revenue	531	393	1,402	1,135
Claims and claims expense	(10,190)	(9,995)	(30,182)	(31,747)
Amortization of DAC	(1,696)	(1,533)	(4,977)	(4,481)
Other costs and expenses	(1,709)	(1,332)	(4,661)	(3,858)
Restructuring and related charges	(23)	(74)	(45)	(121)
Amortization of purchased intangibles	(52)	(60)	(154)	(175)
Underwriting income (loss)	$555	$(331)	$1,316	$(3,421)
Catastrophe losses	$1,703	$1,181	$4,554	$5,568
Underwriting income was $555 million in the third quarter of 2024 compared to underwriting loss of $331 million in the third quarter of 2023 due to increased premiums earned and lower non-catastrophe losses, partially offset by higher catastrophe losses and advertising costs. Underwriting income was $1.32 billion in the first nine months of 2024 compared to underwriting loss of $3.42 billion in the first nine months of 2023 due to increased premiums earned and lower losses, partially offset by higher advertising costs. As auto profitability improves, we are increasing advertising, expanding customer access and delivering personalized affordable, simple and connected consumer offerings to support growth.

Change in underwriting results from prior year period - three months ended
($ in millions)

Change in underwriting results from prior year period - nine months ended
($ in millions)

52 www.allstate.com

Allstate Protection Segment Results

Underwriting income (loss) by line of business
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Auto	$486	$(178)	$1,207	$(1,202)
Homeowners	60	(131)	249	(1,972)
Other personal lines	(18)	6	(66)	(153)
Commercial lines	(16)	(60)	(224)	(181)
Other business lines (1)	40	28	140	78
Answer Financial	3	4	10	9
Total	$555	$(331)	$1,316	$(3,421)
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

Premiums written by line of business
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Auto	$9,539	$8,770	$28,180	$25,388
Homeowners	4,073	3,525	10,792	9,440
Other personal lines	817	676	2,322	1,899
Commercial lines	104	140	411	567
Other business lines	174	193	464	413
Total premiums written	$14,707	$13,304	$42,169	$37,707

Premiums earned by line of business
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Auto	$9,270	$8,345	$27,127	$24,374
Homeowners	3,403	2,969	9,812	8,662
Other personal lines	718	608	2,078	1,757
Commercial lines	151	194	478	628
Other business lines	152	154	438	405
Total premiums earned	$13,694	$12,270	$39,933	$35,826

Reconciliation of premiums written to premiums earned
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Total premiums written	$14,707	$13,304	$42,169	$37,707
(Increase) decrease in unearned premiums	(1,075)	(1,082)	(2,233)	(1,962)
Other	62	48	(3)	81
Total premiums earned	$13,694	$12,270	$39,933	$35,826

Policies in force by line of business
	As of September 30,
(In thousands)	2024	2023
Auto	24,998	25,376
Homeowners	7,483	7,297
Other personal lines	4,877	4,884
Commercial lines	238	296
Total	37,596	37,853
Third Quarter 2024 Form 10-Q 53

Segment Results Allstate Protection
Auto insurance premiums written increased 8.8% or $769 million in the third quarter of 2024 compared to the third quarter of 2023 and 11.0% or $2.79 billion in the first nine months of 2024 compared to the first nine months of 2023, primarily due to the following factors:
•Increased average premiums driven by rate increases. In the nine months ended September 30, 2024:
–Rate increases of 9.1% were taken for Allstate brand in 49 locations, resulting in total estimated Allstate brand insurance premium impact of 6.3%
–Rate increases of 10.1% were taken for National General brand in 44 locations, resulting in total estimated National General brand insurance premium impact of 7.8%
•In 2024, we have removed underwriting restrictions in areas that represent the majority of Allstate brand countrywide premiums, which is expected to increase premiums written and PIF. In locations not achieving acceptable returns, we expect to continue to pursue targeted rate increases for both Allstate and National General brands. In states where we are achieving acceptable returns, we plan to take rates that keep pace with increasing costs. See Note 8 for additional details on actions taken related to Adirondack Insurance Exchange and New Jersey Skylands Insurance Association
•PIF decreased 1.5% or 378 thousand to 24,998 thousand as of September 30, 2024 compared to September 30, 2023
•Renewal ratio for Allstate brand decreased 0.2 points and increased 0.1 point in the third quarter and the first nine months of 2024, respectively, compared to the third quarter and first nine months of 2023
•Increased new issued applications in all channels

Auto premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency channel	675	582	16.0%	1,908	1,745	9.3%
Direct channel	620	398	55.8	1,668	1,276	30.7
Independent agency channel	597	525	13.7	1,714	1,496	14.6
Total new issued applications	1,892	1,505	25.7%	5,290	4,517	17.1%

Allstate brand average premium	$852	$772	10.4%	$839	$745	12.6%
Allstate brand renewal ratio (%)	84.7	84.9	(0.2)	85.5	85.4	0.1
Homeowners insurance premiums written increased 15.5% or $548 million in the third quarter of 2024 compared to the third quarter of 2023 and increased 14.3% or $1.35 billion in the first nine months of 2024 compared to the first nine months of 2023, primarily due to the following factors:
•Higher Allstate brand average premiums from implemented rate increases, combined with policies in force growth
•In the nine months ended September 30, 2024, rate increases of 14.0% were taken for Allstate brand in 34 locations, resulting in total estimated Allstate brand insurance premium impact of 7.6%
•In the nine months ended September 30, 2024, rate increases of 14.5% were taken for National General brand in 30 locations, resulting in total estimated National General brand insurance premium impact of 6.1%
•Increased new issued applications in the exclusive agency and direct channels
•Renewal ratio for Allstate brand increased 0.4 points and 0.7 points in the third quarter and the first nine months of 2024, respectively, compared to the third quarter and first nine months of 2023
Policy growth is being reduced in states and lines of business that are underperforming. We are no longer writing new homeowners business in California, New Jersey and Florida, and are non-renewing certain policies in Florida. We may not be able to grow in certain states without regulatory or legislative reforms that enable customers to be provided coverage at appropriate risk adjusted returns.
National General policy growth may be negatively impacted to improve underwriting margins to targeted levels through underwriting and rate actions. See Note 8 for additional details on actions taken related to Adirondack Insurance Exchange and New Jersey Skylands Insurance Association.

54 www.allstate.com

Allstate Protection Segment Results

Homeowners premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency channel	260	211	23.2%	719	609	18.1%
Direct channel	39	22	77.3	96	60	60.0
Independent agency channel	63	69	(8.7)	172	178	(3.4)
Total new issued applications	362	302	19.9%	987	847	16.5%

Allstate brand average premium	$2,050	$1,851	10.8%	$1,991	$1,792	11.1%
Allstate brand renewal ratio (%)	87.2	86.8	0.4	87.2	86.5	0.7
Other personal lines premiums written increased 20.9% or $141 million in the third quarter of 2024 compared to the third quarter of 2023 and increased 22.3% or $423 million in the first nine months of 2024 compared to the first nine months of 2023 primarily due to increases in involuntary auto policies purchased from other carriers by National General and landlords policies for Allstate brand. We are no longer writing new condominium business in California and Florida, and we are non-renewing certain policies in Florida, which may negatively impact premiums.
Commercial lines premiums written decreased 25.7% or $36 million in the third quarter of 2024 compared to the third quarter of 2023 and decreased 27.5% or $156 million in the first nine months of 2024 compared to the first nine months of 2023 primarily due to the strategic decision for the Allstate brand to stop writing new business and non-renew certain policies. We are committed to offering comprehensive commercial products to customers through our exclusive agency, independent agency and direct channels, with solutions offered by the National General brand, NEXT Insurance and other brokered solutions.
Other business lines premiums written decreased 9.8% or $19 million in the third quarter of 2024 compared to the third quarter of 2023 primarily driven by the loss of certain direct lender clients. Other business lines premiums written increased 12.3% or $51 million in the first nine months of 2024 compared to the first nine months of 2023 due to growth in business placed by agents.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity statistics are used to describe the trends in loss costs.

Combined ratios by line of business
	Loss ratio		Expense ratio (2)			Combined ratio
	2024	2023	2024		2023	2024	2023
Three months ended September 30,
Auto	71.9	81.4	22.9		20.7	94.8	102.1
Homeowners	76.3	82.4	21.9		22.0	98.2	104.4
Other personal lines (1)	96.2	78.6	6.3		20.4	102.5	99.0
Commercial lines	84.8	102.0	25.8		28.9	110.6	130.9
Other business lines	72.4	49.3	1.3	(3)	32.5	73.7	81.8

Total	74.4	81.5	21.5		21.2	95.9	102.7
Impact of amortization of purchased intangibles			0.4		0.5	0.4	0.5
Impact of restructuring and related charges			0.1		0.6	0.1	0.6

Nine months ended September 30,
Auto	73.8	84.2	21.8		20.7	95.6	104.9
Homeowners	75.9	101.8	21.6		21.0	97.5	122.8
Other personal lines (1)	91.5	88.4	11.7		20.3	103.2	108.7
Commercial lines	120.1	103.2	26.8		25.6	146.9	128.8
Other business lines	55.7	48.1	12.3		32.6	68.0	80.7

Total	75.6	88.6	21.1		20.9	96.7	109.5
Impact of amortization of purchased intangibles			0.4		0.5	0.4	0.5
Impact of restructuring and related charges			0.1		0.3	0.1	0.3
(1)Expense ratio includes other revenue of $97 million and $161 million for the three and nine months ended September 30, 2024, respectively, compared to $16 million and $33 million for the three and nine months ended September 30, 2023, respectively, for fees on involuntary auto policies.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
(3)Includes anticipated return commissions on lender-placed business due to increased losses.
Third Quarter 2024 Form 10-Q 55

Segment Results Allstate Protection

Loss ratios by line of business
	Loss ratio		Effect of catastrophe losses (1)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2024	2023	2024	2023	2024	2023	2024	2023
Three months ended September 30,
Auto	71.9	81.4	3.0	2.6	(0.7)	0.4	(0.1)	0.1
Homeowners	76.3	82.4	36.2	29.6	(0.4)	2.1	—	0.6
Other personal lines	96.2	78.6	23.8	9.7	7.1	(2.3)	(0.4)	(1.8)
Commercial lines	84.8	102.0	5.3	5.2	0.7	9.8	—	3.1
Other business lines	72.4	49.3	9.2	13.0	(1.9)	0.7	—	—
Total	74.4	81.5	12.4	9.6	(0.2)	0.8	(0.1)	0.1

Nine months ended September 30,
Auto	73.8	84.2	2.7	2.7	(1.1)	0.4	(0.1)	(0.1)
Homeowners	75.9	101.8	34.7	52.1	(3.9)	1.6	(2.8)	0.7
Other personal lines	91.5	88.4	17.0	19.1	7.9	(0.5)	(0.3)	(1.3)
Commercial lines	120.1	103.2	2.9	4.3	33.3	8.1	(1.0)	1.4
Other business lines	55.7	48.1	9.8	9.4	0.2	2.9	—	—
Total	75.6	88.6	11.4	15.5	(1.0)	0.8	(0.8)	—
(1)The ten-year average effect of catastrophe losses on the total combined ratio was 9.0 points and 9.9 points in the third quarter and first nine months of 2024, respectively.

Auto underwriting quarterly results
	2024			2023				2022
($ in millions, except ratios)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Underwriting income (loss)	$486	$370	$351	$93	$(178)	$(678)	$(346)	$(974)	$(1,315)	$(578)	$(147)
Loss ratio	71.9	74.2	75.4	78.5	81.4	87.9	83.4	90.6	95.3	84.9	77.6
Effect of prior year non-catastrophe reserve reestimates on combined ratio	(0.6)	(1.9)	(0.7)	1.7	0.3	1.4	(0.1)	2.3	8.5	3.8	2.1
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
Auto loss ratio decreased 9.5 and 10.4 points in the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023 driven by increased earned premiums and lower non-catastrophe losses. Estimated report year 2024 incurred claim severity for Allstate brand increased compared to report year 2023 for major coverages due to higher repair costs, a higher mix of total losses, an increase in claims with attorney representation, higher medical consumption, and inflation. Gross claim frequency decreased relative to the prior year. We continue to enhance our claims practices to manage loss costs by increasing resources and expanding re-inspections, accelerating resolution of bodily injury claims, and negotiating improved vendor services and parts agreements.
Homeowners loss ratio decreased 6.1 points in the third quarter of 2024 compared to the same period of 2023 primarily due to increased premiums earned and lower non-catastrophe losses. Homeowners loss ratio decreased 25.9 points in the first nine months of 2024 compared to the same period of 2023 primarily due to lower losses and increased premiums earned.
Gross claim frequency decreased in the third quarter and first nine months of 2024 compared to the same periods of 2023 due to fewer claims reported related to water and wind/hail perils. Paid claim severity decreased in the third quarter of 2024 compared to the same period of 2023 due to lower losses from water and wind/hail perils. Paid claim severity increased in the first nine months of 2024 compared to the same period of 2023 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowners paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
56 www.allstate.com

Allstate Protection Segment Results
Other personal lines loss ratio increased 17.6 and 3.1 points in the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023 primarily due to higher losses and unfavorable reserve development, partially offset by increased premiums earned.
Commercial lines loss ratio decreased 17.2 points in the third quarter of 2024 compared to the same period of 2023, primarily due to lower non-catastrophe losses, partially offset by premiums earned decreasing as a result of the strategic decision for the Allstate brand to stop writing new business and non-renew certain policies. Commercial lines loss ratio increased 16.9 points in the first nine months of 2024 compared to the same period of 2023, primarily due to Allstate brand strategy changes and unfavorable reserve development related to the shared economy business, partially offset by lower non-catastrophe losses.
Other business lines loss ratio increased 23.1 and 7.6 points in the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023, primarily due to higher losses.
Catastrophe losses increased $522 million to $1.70 billion in the third quarter of 2024 compared to the third quarter of 2023 due to larger losses per event, primarily from hurricanes, including $630 million related to Hurricane Helene and $220 million related to Hurricane Beryl. Catastrophe losses decreased $1.01 billion to $4.55 billion in the first nine months of 2024 compared to the first nine months of 2023, primarily due to lower losses per event for wind and hail events.
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
Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes by managing policies in force, utilizing reinsurance and participating in various state facilities.

Catastrophe losses by the type of event
	Three months ended September 30,				Nine months ended September 30,
($ in millions)	Number of events	2024	Number of events	2023	Number of events	2024	Number of events	2023
Hurricanes/tropical storms	5	$953	3	$76	5	$953	3	$76
Tornadoes	—	—	—	—	1	57	3	133
Wind/hail	39	666	48	997	98	3,638	111	5,009
Wildfires	5	25	2	305	8	54	4	340
Freeze/other events	1	3	—	—	2	166	2	4
Prior year reserve reestimates		(14)		17		(314)		6
Prior quarter reserve reestimates		70		(214)		—		—
Total catastrophe losses	50	$1,703	53	$1,181	114	$4,554	123	$5,568
Catastrophe reinsurance The catastrophe reinsurance program is part of our catastrophe management strategy, which is intended to provide our shareholders with an acceptable return on the risks assumed in our personal lines business, reduce earnings variability, and provide protection to our customers. Our current catastrophe reinsurance program supports our risk and return framework which incorporates our robust economic capital model and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires and adjusts based on premium and insured value growth. As of September 30, 2024, the modeled 1-in-100 probable maximum loss for hurricane, wildfire and earthquake perils is approximately $2.9 billion, net of reinsurance. We continually review our aggregate risk appetite and
Third Quarter 2024 Form 10-Q 57

Segment Results Allstate Protection
the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the third quarter and first nine months of 2024 was $298 million and $880 million, respectively, compared to $268 million and $729 million in the third quarter and first nine months of 2023, respectively. Catastrophe placement premiums reduce net written and earned premium with approximately 80% of the reduction related to homeowners premium.
Prior year reserve reestimates Favorable reserve reestimates, including catastrophes, were $28 million in the third quarter of 2024 primarily due to favorable reserve reestimates in personal auto lines and homeowners lines, partially offset by unfavorable reserve reestimates in other personal lines. Favorable reserve reestimates, including catastrophes, were $387 million in the first nine months of 2024 primarily due to favorable reserve reestimates in homeowners and personal auto lines, partially offset by unfavorable reserve reestimates in other personal lines and commercial lines.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 9 of the condensed consolidated financial statements.

Prior year reserve reestimates
	Three months ended September 30,				Nine months ended September 30,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)		Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2024	2023	2024	2023	2024	2023	2024	2023
Auto	$(65)	$33	(0.5)	0.3	$(319)	$105	(0.8)	0.3
Homeowners	(12)	62	(0.1)	0.5	(392)	136	(1.0)	0.4
Other personal lines	51	(14)	0.4	(0.1)	164	(8)	0.4	—
Commercial lines	1	19	—	0.1	159	51	0.4	0.1
Other business lines	(3)	1	—	—	1	12	—	—
Total Allstate Protection	$(28)	$101	(0.2)	0.8	$(387)	$296	(1.0)	0.8
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.
Expense ratio increased 0.3 points and 0.2 points in the third quarter and first nine months of 2024, respectively, compared to the third quarter and first nine months of 2023, primarily due to an increase in advertising costs, partially offset by higher earned premium growth relative to fixed costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,			Nine months ended September 30,
($ in millions, except ratios)	2024	2023	Change	2024	2023	Change
Amortization of DAC	$1,696	$1,533	$163	$4,977	$4,481	$496
Advertising expense	519	175	344	1,204	446	758
Other costs and expenses, net of other revenue	659	764	(105)	2,055	2,277	(222)
Amortization of purchased intangibles	52	60	(8)	154	175	(21)
Restructuring and related charges	23	74	(51)	45	121	(76)
Total underwriting expenses	$2,949	$2,606	$343	$8,435	$7,500	$935

Premiums earned	$13,694	$12,270	$1,424	$39,933	$35,826	$4,107

Expense ratio
Amortization of DAC	12.4	12.5	(0.1)	12.5	12.5	—
Advertising expense	3.8	1.4	2.4	3.0	1.2	1.8
Other costs and expenses, net of other revenue	4.8	6.2	(1.4)	5.1	6.4	(1.3)
Subtotal	21.0	20.1	0.9	20.6	20.1	0.5
Amortization of purchased intangibles	0.4	0.5	(0.1)	0.4	0.5	(0.1)
Restructuring and related charges	0.1	0.6	(0.5)	0.1	0.3	(0.2)
Total expense ratio	21.5	21.2	0.3	21.1	20.9	0.2
58 www.allstate.com

Run-off Property-Liability Segment Results
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Claims and claims expense
Asbestos claims	$(19)	$(44)	$(19)	$(44)
Environmental claims	(10)	(18)	(10)	(18)
Other run-off lines	(30)	(20)	(36)	(23)
Total claims and claims expense	(59)	(82)	(65)	(85)
Operating costs and expenses	(1)	(1)	(3)	(3)
Underwriting income (loss)	$(60)	$(83)	$(68)	$(88)
Annual reserve review In the third quarter of 2024 and 2023, we performed our annual reserve review using established industry and actuarial best practices. The annual review resulted in unfavorable reserve reestimates totaling $58 million and $80 million in 2024 and 2023, respectively. The reserve reestimates are included as part of claims and claims expense.
The reserve reestimates in 2024 primarily related to new reported information for asbestos related claims and adverse developments within the other run-off lines.
The reserve reestimates in 2023 primarily related to new reported information and defense costs for asbestos related claims and other run-off exposures and higher than expected environmental reported losses.
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

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	September 30, 2024	December 31, 2023
Asbestos claims
Gross reserves	$1,145	$1,166
Reinsurance	(356)	(362)
Net reserves	789	804
Environmental claims
Gross reserves	326	331
Reinsurance	(61)	(64)
Net reserves	265	267
Other run-off claims
Gross reserves	447	445
Reinsurance	(62)	(72)
Net reserves	385	373
Total
Gross reserves	1,918	1,942
Reinsurance	(479)	(498)
Net reserves	$1,439	$1,444
Third Quarter 2024 Form 10-Q 59

Segment Results Run-off Property-Liability

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	September 30, 2024	December 31, 2023
Direct excess commercial insurance
Gross reserves	$1,098	$1,114
Reinsurance	(368)	(382)
Net reserves	730	732
Assumed reinsurance coverage
Gross reserves	592	603
Reinsurance	(54)	(54)
Net reserves	538	549
Direct primary commercial insurance
Gross reserves	140	140
Reinsurance	(56)	(61)
Net reserves	84	79
Other run-off business
Gross reserves	—	1
Reinsurance	—	—
Net reserves	—	1
Unallocated loss adjustment expenses
Gross reserves	88	84
Reinsurance	(1)	(1)
Net reserves	87	83
Total
Gross reserves	1,918	1,942
Reinsurance	(479)	(498)
Net reserves	$1,439	$1,444

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	September 30, 2024		December 31, 2023
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	59%	41%	57%	43%
Ceded (2)	63	37	63	37
Assumed reinsurance coverage
Gross reserves	31	69	32	68
Ceded	41	59	43	57
Direct primary commercial insurance
Gross reserves	55	45	59	41
Ceded	86	14	83	17
(1)Approximately 66% and 68% of gross case reserves as of September 30, 2024 and December 31, 2023, respectively, are subject to settlement agreements.
(2)Approximately 73% and 72% of ceded case reserves as of September 30, 2024 and December 31, 2023, respectively, are subject to settlement agreements.
60 www.allstate.com

Run-off Property-Liability Segment Results

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Direct excess commercial insurance
Gross (1)	$19	$13	$51	$45
Ceded (2)	(7)	(7)	(20)	(16)
Assumed reinsurance coverage
Gross	6	6	33	25
Ceded	1	—	(1)	(3)
Direct primary commercial insurance
Gross	1	1	4	3
Ceded	(1)	—	(2)	—
(1)In the third quarter and first nine months of 2024, 94% and 89% of payments related to settlement agreements, respectively, compared to 82% and 84% of the third quarter and first nine months of 2023, respectively.
(2)In the third quarter and first nine months of 2024, 98% and 95% of payments related to settlement agreements, respectively, compared to 56% and 77% of the third quarter and first nine months of 2023, respectively.
Total net reserves as of September 30, 2024, included $748 million or 52% of estimated IBNR reserves compared to $762 million or 53% of estimated IBNR reserves as of December 31, 2023.
Total gross payments were $26 million and $88 million for the third quarter and first nine months of 2024, respectively, compared to $20 million and $73 million for the third quarter and first nine months of 2023, respectively. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $5 million and $31 million for the third quarter and first nine months of 2024, respectively, compared to $6 million and $30 million for the third quarter and first nine months of 2023, respectively.

Third Quarter 2024 Form 10-Q 61

Segment Results Protection Services
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Premiums written	$678	$658	$1,981	$1,935

Revenues
Premiums	$639	$569	$1,864	$1,656
Other revenue	110	75	293	243
Intersegment insurance premiums and service fees (1)	49	34	123	102
Net investment income	24	19	68	53

Costs and expenses
Claims and claims expense	(166)	(166)	(481)	(472)
Amortization of DAC	(304)	(269)	(889)	(779)
Operating costs and expenses	(280)	(225)	(760)	(664)
Restructuring and related charges	—	(3)	(1)	(4)

Income tax expense on operations	(15)	(8)	(51)	(34)

Less: noncontrolling interest	(1)	(1)	(1)	(1)

Adjusted net income	$58	$27	$167	$102

Allstate Protection Plans	$39	$20	$120	$79
Allstate Dealer Services	5	5	17	18
Allstate Roadside	10	7	29	17
Arity	1	(6)	(5)	(13)
Allstate Identity Protection	3	1	6	1
Adjusted net income	$58	$27	$167	$102

Policies in force
Allstate Protection Plans			156,818	140,648
Allstate Dealer Services			3,703	3,813
Allstate Roadside			670	554
Allstate Identity Protection			2,538	2,965
Policies in force as of September 30 (in thousands)			163,729	147,980
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Premiums written increased 3.0% or $20 million in the third quarter of 2024 compared to the third quarter of 2023, primarily due to growth at Allstate Protection Plans, partially offset by lower sales at Allstate Roadside. Premiums written increased 2.4% or $46 million in the first nine months of 2024 compared to the same periods of 2023, primarily due to growth at Allstate Protection Plans, partially offset by lower sales at Allstate Dealer Services and Allstate Roadside.
Adjusted net income increased 114.8% or $31 million in the third quarter of 2024 compared to the third quarter of 2023, primarily due to revenue growth and improved claim frequency at Allstate Protection Plans. Adjusted net income increased 63.7% or $65 million in the first nine months of 2024 compared to the same periods of 2023, due to growth at Allstate Protection Plans and improved claim severity at Allstate Roadside.
PIF increased 10.6% or 16 million as of September 30, 2024 compared to September 30, 2023 due to growth at Allstate Protection Plans.
Other revenue increased 46.7% or $35 million in the third quarter of 2024 and increased 20.6% or $50 million in the first nine months of 2024 compared to the same periods of 2023, primarily due to higher revenue from increased customer advertising at Arity.
Intersegment premiums and service fees increased 44.1% or $15 million in the third quarter of 2024 due to increased advertising at Arity and increased 20.6% or $21 million in the first nine months of 2024 compared to the same periods of 2023, driven by increased advertising and higher software revenue at Arity.

62 www.allstate.com

Protection Services Segment Results
Claims and claims expense in the third quarter of 2024 were comparable to the third quarter of 2023. Claims and claims expense increased 1.9% or $9 million in the first nine months of 2024 compared to the same periods of 2023, primarily driven by growth at Allstate Protection Plans, partially offset by improved margins at Allstate Protection Plans due to lower frequency and lower claim severity at Allstate Roadside.
Amortization of DAC increased 13.0% or $35 million in the third quarter of 2024 and increased 14.1% or $110 million in the first nine months of 2024 compared to the same periods of 2023, driven by growth at Allstate Protection Plans.

Operating costs and expenses increased 24.4% or $55 million in the third quarter of 2024 and increased 14.5% or $96 million in the first nine months of 2024 compared to the same periods of 2023, primarily due to growth at Arity and Allstate Protection Plans, partially offset by lower expenses at Allstate Roadside and Allstate Identity Protection.
Third Quarter 2024 Form 10-Q 63

Segment Results Allstate Health and Benefits
Allstate Health and Benefits Segment
On August 13, 2024, we entered into a share purchase agreement with StanCorp Financial Group, Inc. to sell American Heritage Life Insurance Company and American Heritage Service Company, comprising the Company’s employer voluntary benefits business, reported within this segment. The transaction is expected to close in the first half of 2025, subject to regulatory approvals and other customary closing conditions.

Summarized financial information
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Revenues
Accident and health insurance premiums and contract charges	$487	$463	$1,439	$1,379
Other revenue	123	104	378	306
Net investment income	26	20	74	60

Costs and expenses
Accident, health and other policy benefits	(317)	(262)	(904)	(785)
Amortization of DAC	(37)	(39)	(111)	(114)
Operating costs and expenses	(232)	(197)	(681)	(610)
Restructuring and related charges	(2)	(2)	(3)	(6)

Income tax expense on operations	(11)	(18)	(41)	(48)
Adjusted net income	$37	$69	$151	$182

Benefit ratio (1)	63.4	54.9	61.1	55.1

Employer voluntary benefits (2)	$19	$28	$64	$76
Group health and individual health (3) (4)	18	41	87	106
Adjusted net income	$37	$69	$151	$182

Policies in force
Employer voluntary benefits (2)			3,556	3,710
Group health (3)			140	134
Individual health (4)			462	412
Policies in force as of September 30 (in thousands)			4,158	4,256
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $8 million for both the three months ended September 30, 2024 and 2023, and $25 million for both the nine months ended September 30, 2024 and 2023, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Premiums and contract charges increased 5.2% or $24 million in the third quarter of 2024 and increased 4.4% or $60 million in the first nine months of 2024 compared to the same periods of 2023, primarily due to growth in individual health and group health, partially offset by a decline in employer voluntary benefits.
Adjusted net income decreased $32 million and $31 million in the third quarter and first nine months of 2024, respectively, compared to the same periods of 2023, primarily due to increased benefit utilization across all lines of business.

Premiums and contract charges by line of business
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Employer voluntary benefits	$248	$253	$742	$753
Group health	120	111	358	328
Individual health	119	99	339	298
Premiums and contract charges	$487	$463	$1,439	$1,379

64 www.allstate.com

Allstate Health and Benefits Segment Results
Other revenue increased $19 million in the third quarter of 2024 and increased $72 million in the first nine months of 2024 compared to the same periods of 2023, primarily due to an increase in individual health and group health administrative fees.
Accident, health and other policy benefits increased 21.0% or $55 million in the third quarter of 2024 and increased 15.2% or $119 million in the first nine months of 2024 compared to the same periods of 2023, primarily from higher benefit utilization in all businesses and growth in group health and individual health.
Accident, health and other policy benefits include changes in the reserve for future policy benefits, expected development on reported claims, and reserves for incurred but not reported claims as shown in Note 10.
Benefit ratio increased 8.6 points to 63.4 in the third quarter of 2024 compared to 54.9 in the third quarter of 2023 and increased 6.0 points to 61.1 in the first nine months of 2024 compared to 55.1 in the same period of 2023, primarily due to higher claims experience across all lines of business.
Amortization of DAC decreased 5.1% or $2 million in the third quarter of 2024 and decreased 2.6% or $3 million in the first nine months of 2024 compared to the same periods of 2023.

Operating costs and expenses
($ in millions)	Employer voluntary benefits	Group health and individual health	Total
Three months ended September 30, 2024
Non-deferrable commissions	$20	$60	$80
Operating costs and expenses	56	96	152
Total	$76	$156	$232

Nine months ended September 30, 2024
Non-deferrable commissions	$64	$193	$257
Operating costs and expenses	158	266	424
Total	$222	$459	$681

Three months ended September 30, 2023
Non-deferrable commissions	$19	$47	$66
Operating costs and expenses	51	80	131
Total	$70	$127	$197

Nine months ended September 30, 2023
Non-deferrable commissions	$66	$157	$223
Operating costs and expenses	152	235	387
Total	$218	$392	$610
Operating costs and expenses increased $35 million in the third quarter of 2024 and increased $71 million in the first nine months of 2024 compared to the same periods of 2023, primarily due to growth in individual and group health.
Third Quarter 2024 Form 10-Q 65

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	September 30, 2024
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$50,414	$2,065	$359	$1,123	$53,961
Equity securities (3)	1,456	242	—	393	2,091
Mortgage loans, net	649	—	116	—	765
Limited partnership interests	8,915	—	—	10	8,925
Short-term investments (4)	5,959	160	21	854	6,994
Other investments, net	866	—	—	—	866
Total	$68,259	$2,467	$496	$2,380	$73,602
Percent to total	92.7%	3.4%	0.7%	3.2%	100.0%

Market-based	$58,224	$2,467	$496	$2,108	$63,295
Performance-based	10,035	—	—	272	10,307
Total	$68,259	$2,467	$496	$2,380	$73,602
(1)    Balances reflect the elimination of related-party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $49.91 billion, $2.06 billion, $359 million, $1.12 billion and $53.45 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of September 30, 2024, was $262 million in excess of cost. These net gains were primarily concentrated in the technology, equity index funds and banking sectors. Equity securities include $633 million of funds with underlying investments in fixed income securities as of September 30, 2024.
(4)    Short-term investments are carried at fair value.
Investments totaled $73.60 billion as of September 30, 2024, increasing from $66.68 billion as of December 31, 2023, primarily due to positive operating cash flows and higher fixed income valuations.
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

Portfolio composition by investment strategy
	September 30, 2024
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$53,840	$121	$53,961
Equity securities	1,400	691	2,091
Mortgage loans, net	765	—	765
Limited partnership interests	148	8,777	8,925
Short-term investments	6,994	—	6,994
Other investments, net	148	718	866
Total	$63,295	$10,307	$73,602
Percent to total	86.0%	14.0%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$513	$1	$514
Short-term investments	(1)	—	(1)
Other	(2)	—	(2)
Total	$510	$1	$511

66 www.allstate.com

Investments
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	September 30, 2024	December 31, 2023
U.S. government and agencies	$9,246	$8,619
Municipal	8,258	6,006
Corporate	33,796	31,205
Foreign government	1,477	1,290
Asset-backed securities (“ABS”)	1,184	1,745
Total fixed income securities	$53,961	$48,865
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
As of September 30, 2024, 91.4% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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

Third Quarter 2024 Form 10-Q 67

Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	September 30, 2024
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$9,246	$121	$—	$—	$—	$—
Municipal	8,108	32	145	2	3	—
Corporate
Public	6,860	161	16,759	91	605	(2)
Privately placed	2,087	9	3,514	28	2,416	23
Total corporate	8,947	170	20,273	119	3,021	21
Foreign government	1,476	31	1	—	—	—
ABS	1,089	1	16	—	30	—
Total fixed income securities	$28,866	$355	$20,435	$121	$3,054	$21

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$9,246	$121
Municipal	—	—	2	1	8,258	35
Corporate
Public	95	—	1	—	24,320	250
Privately placed	1,346	14	113	(8)	9,476	66
Total corporate	1,441	14	114	(8)	33,796	316
Foreign government	—	—	—	—	1,477	31
ABS	1	—	48	10	1,184	11
Total fixed income securities	$1,442	$14	$164	$3	$53,961	$514
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
Equity securities of $2.09 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $765 million mainly comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.
Limited partnership interests include $7.53 billion of interests in private equity funds, $1.25 billion of interests in real estate funds and $148 million of interests in other funds as of September 30, 2024. We have commitments to invest additional amounts in limited partnership interests totaling $3.18 billion as of September 30, 2024.
Other investments include $187 million of bank loans, net, and $677 million of direct investments in real estate as of September 30, 2024.
68 www.allstate.com

Investments

Unrealized net capital gains (losses)
	September 30,	December 31,
($ in millions)	2024	2023
U.S. government and agencies	$121	$(5)
Municipal	35	(43)
Corporate	316	(746)
Foreign government	31	4
ABS	11	6
Fixed income securities	514	(784)
Short-term investments	(1)	(1)
Derivatives	(2)	(2)
Equity method of accounting (“EMA”) limited partnerships	—	(4)
Investments classified as held for sale	(50)	—
Unrealized net capital gains and losses, pre-tax	$461	$(791)

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
September 30, 2024
Corporate
Banking	$4,417	$110	$(49)	$4,478
Basic industry	968	16	(16)	968
Capital goods	2,911	65	(41)	2,935
Communications	2,633	53	(53)	2,633
Consumer goods (cyclical and non-cyclical)	7,459	171	(106)	7,524
Energy	3,020	73	(28)	3,065
Financial services	2,302	43	(37)	2,308
Technology	2,909	47	(72)	2,884
Transportation	831	18	(12)	837
Utilities	5,582	193	(52)	5,723
Other	448	10	(17)	441
Total corporate fixed income portfolio	33,480	799	(483)	33,796
U.S. government and agencies	9,125	162	(41)	9,246
Municipal	8,223	131	(96)	8,258
Foreign government	1,446	37	(6)	1,477
ABS	1,173	14	(3)	1,184
Total fixed income securities	$53,447	$1,143	$(629)	$53,961

December 31, 2023
Corporate
Banking	$4,189	$31	$(135)	$4,085
Basic industry	1,007	7	(42)	972
Capital goods	2,800	33	(97)	2,736
Communications	2,767	33	(115)	2,685
Consumer goods (cyclical and non-cyclical)	6,813	93	(251)	6,655
Energy	2,645	35	(63)	2,617
Financial services	2,111	17	(88)	2,040
Technology	2,800	21	(153)	2,668
Transportation	1,104	13	(45)	1,072
Utilities	5,330	109	(123)	5,316
Other	385	5	(31)	359
Total corporate fixed income portfolio	31,951	397	(1,143)	31,205
U.S. government and agencies	8,624	114	(119)	8,619
Municipal	6,049	109	(152)	6,006
Foreign government	1,286	17	(13)	1,290
ABS	1,739	13	(7)	1,745
Total fixed income securities	$49,649	$650	$(1,434)	$48,865

Third Quarter 2024 Form 10-Q 69

Investments
Gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Equity securities by sector
	September 30, 2024			December 31, 2023
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$34	$46	$80	$30	$38	$68
Basic industry	8	3	11	9	2	11
Capital goods	77	(18)	59	77	(27)	50
Energy	29	5	34	32	3	35
Financial services	209	14	223	210	12	222
Funds
Equities	282	54	336	258	12	270
Fixed income	627	6	633	1,038	(15)	1,023
Other	65	6	71	58	5	63
Total funds	974	66	1,040	1,354	2	1,356
REITs	155	36	191	179	21	200
Technology	160	78	238	138	50	188
Utilities	56	3	59	59	1	60
Other (1)	127	29	156	156	65	221
Total equity securities	$1,829	$262	$2,091	$2,244	$167	$2,411
(1)As of September 30, 2024, other is generally comprised of consumer goods and communications sectors.

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Fixed income securities	$587	$457	$1,684	$1,269
Equity securities	17	15	50	47
Mortgage loans	9	9	27	25
Limited partnership interests	138	190	440	446
Short-term investments	87	59	216	194
Other investments	25	41	71	121
Investment income, before expense	863	771	2,488	2,102
Investment expense
Investee level expenses	(12)	(18)	(36)	(53)
Securities lending expense	(28)	(25)	(80)	(68)
Operating costs and expenses	(40)	(39)	(113)	(107)
Total investment expense	(80)	(82)	(229)	(228)
Net investment income	$783	$689	$2,259	$1,874

Property-Liability	$708	$627	$2,053	$1,680
Protection Services	24	19	68	53
Allstate Health and Benefits	26	20	74	60
Corporate and Other	25	23	64	81
Net investment income	$783	$689	$2,259	$1,874

Market-based	$708	$569	$2,001	$1,615
Performance-based	155	202	487	487
Investment income, before expense	$863	$771	$2,488	$2,102
Net investment income increased $94 million in the third quarter of 2024, primarily due to higher market-based investment results, partially offset by lower performance-based investment results. Net investment income increased $385 million in the first nine months of 2024 compared to the same period of 2023, due to higher market-based investment results. Market-based results continue to benefit from portfolio repositioning into higher yielding fixed income securities and higher investment balances.
70 www.allstate.com

Investments

Performance-based investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Private equity	$130	$131	$445	$348
Real estate	25	71	42	139
Total performance-based income before investee level expenses	$155	$202	$487	$487

Investee level expenses (1)	(12)	(16)	(36)	(48)
Total performance-based income	$143	$186	$451	$439
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income decreased $43 million in the third quarter of 2024 compared to the same period of 2023 primarily due to lower real estate investments results. Performance-based investment income increased $12 million in the first nine months of 2024 compared to the same period of 2023, primarily due to private equity valuation increases offset by lower real estate investment results, inclusive of investee level expenses.
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

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Sales	$116	$(63)	$(85)	$(313)
Credit losses (1)	(12)	(20)	(143)	(69)
Valuation change of equity investments - appreciation (decline):
Equity securities	92	(14)	177	160
Equity fund investments in fixed income securities	27	(21)	18	(7)
Limited partnerships (2)	—	1	12	34
Total valuation of equity investments	119	(34)	207	187
Valuation change and settlements of derivatives	20	31	(3)	(28)
Net gains (losses) on investments and derivatives, pre-tax	243	(86)	(24)	(223)
Income tax (expense) benefit	(54)	19	4	48
Net gains (losses) on investments and derivatives, after-tax	$189	$(67)	$(20)	$(175)

Property-Liability (1)	$173	$(48)	$(35)	$(146)
Protection Services	7	(6)	3	(10)
Allstate Health and Benefits	(5)	(2)	(3)	1
Corporate and Other	14	(11)	15	(20)
Net gains (losses) on investments and derivatives, after-tax	$189	$(67)	$(20)	$(175)

Market-based (1)	$231	$(166)	$(53)	$(293)
Performance-based	12	80	29	70
Net gains (losses) on investments and derivatives, pre-tax	$243	$(86)	$(24)	$(223)
(1)Includes $123 million loss for the nine months ended 2024 related to the carrying value of the surplus notes issued by Adirondack Insurance Exchange and New Jersey Skylands Insurance Association (together “Reciprocal Exchanges”). See Note 8 for further details.
(2)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net gains on investments and derivatives in the third quarter of 2024 primarily related to valuation gains on equity investments and gains on sales of fixed income securities. Net losses in the first nine months of 2024 primarily related to a loss recognized related to surplus notes issued by the Reciprocal Exchanges and losses on sales of fixed income securities, partially offset by valuation gains on equity securities.
Net gains on sales in the third quarter and losses in the first nine months of 2024 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Net gains on valuation change and settlements of derivatives of $20 million in the third quarter of 2024 primarily related to net gains on interest rate futures used to manage duration, partially offset by losses on foreign currency contracts used to manage foreign
Third Quarter 2024 Form 10-Q 71

Investments
currency risk. Net losses of $3 million for the first nine months of 2024 primarily related to net losses on equity futures used to manage equity exposure and losses on foreign currency contracts used to manage foreign currency risk, partially offset by net gains on rate futures used to manage duration.

Net gains (losses) on performance-based investments and derivatives
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Sales	$8	$65	$6	$68
Credit losses	(7)	(10)	(28)	(37)
Valuation change of equity investments	34	8	60	33
Valuation change and settlements of derivatives	(23)	17	(9)	6
Total performance-based	$12	$80	$29	$70
Net gains on performance-based investments and derivatives in the third quarter of 2024 primarily included increased valuation of equity investments, partially offset by losses on valuation change and settlements of derivatives. Net gains on performance-based investments and derivatives in the first nine months of 2024, primarily related to increased valuation of equity investments, partially offset by credit losses.
72 www.allstate.com

Capital Resources and Liquidity
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	September 30, 2024	December 31, 2023
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$20,626	$18,470
Accumulated other comprehensive income (loss)	251	(700)
Total Allstate shareholders’ equity	20,877	17,770
Debt	8,083	7,942
Total capital resources	$28,960	$25,712
Ratio of debt to Allstate shareholders’ equity	38.7%	44.7%
Ratio of debt to capital resources	27.9	30.9
Allstate shareholders’ equity increased in the first nine months of 2024, primarily due to net income and unrealized net capital gains, partially offset by dividends to shareholders. In the nine months ended September 30, 2024, we paid dividends of $719 million and $88 million related to our common and preferred shares, respectively.
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
Common share repurchases On March 31, 2024, our $5.00 billion share repurchase authorization expired. A new common share repurchase program has not been authorized as of September 30, 2024.
Common shareholder dividends On January 2, 2024, April 1, 2024, and July 1, 2024, we paid a common shareholder dividend of $0.89, $0.92 and $0.92, respectively. On July 17, 2024, we declared a common shareholder dividend of $0.92 payable on October 1, 2024.
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
In May 2024, S&P affirmed The Allstate Corporation’s (the “Corporation”) senior debt and short-term issuer ratings of BBB+ and A-2, respectively, and Allstate Insurance Company’s (“AIC”) insurance financial strength rating of A+. The outlook for the ratings is stable.
In August 2024, A.M. Best affirmed the Corporation’s senior debt and short-term issuer ratings of a- and AMB-1, respectively, and AIC’s insurance financial strength rating of A+. The outlook for the ratings is stable.
In October 2024, Moody’s affirmed the Corporation’s senior debt and short-term issuer ratings of A3 and P-2, respectively, and AIC’s insurance financial strength rating of Aa3. The outlook for the ratings is negative.
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
Third Quarter 2024 Form 10-Q 73

Capital Resources and Liquidity

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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $2.95 billion as of September 30, 2024, primarily comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of September 30, 2024, we held $10.60 billion of cash, U.S. government and agencies fixed income securities, public equity securities, and short-term investments, which we would expect to be able to liquidate within one week.
Intercompany dividends were paid in the first nine months of 2024 between the following companies: American Heritage Life (“AHL”), Allstate Financial Insurance Holdings Corporation (“AFIHC”), the Corporation, North Light Specialty Insurance Company (“NLSIC”) and AIC.

Intercompany dividends
($ in millions)
AHL to AFIHC	$130
AFIHC to the Corporation	130
NLSIC to AIC	18
Based on the greater of 2023 statutory net income or 10% of statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2025, is estimated at $1.20 billion, less dividends paid during the preceding twelve months measured at that point in time. In the first nine months of 2024, no dividends have been paid.
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
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 22.0% as of September 30, 2024. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2024.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of September 30, 2024, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that was filed on April 30, 2024 and expires in 2027. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 635 million shares of treasury stock as of September 30, 2024), preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Third Quarter 2024 Form 10-Q 75

Part II. Other Information
Part II. Other Information
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 15 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
July 1, 2024 - July 31, 2024
Open Market Purchases	1,346	$158.43	—
August 1, 2024 - August 31, 2024
Open Market Purchases	116,318	$179.60	—
September 1, 2024 - September 30, 2024
Open Market Purchases	1,303	$187.84	—
Total	118,967	$179.45	—	$—
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
July: 1,346
August: 116,318
September: 1,303
(2)A common share repurchase program has not been authorized as of September 30, 2024.
Item 5. Other Information
On August 22, 2024, Thomas J. Wilson, Chairman of the Board, President, Chief Executive Officer and a director of the Company, adopted a Rule 10b5-1 trading plan. The Rule 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Wilson’s Rule 10b5-1 plan provides for the sale of up to 189,016 shares of the Company’s common stock. The Rule 10b5-1 plan expires on May 22, 2025, or upon the earlier completion of all authorized transactions thereunder.
On September 20, 2024, Jesse E. Merten, Executive Vice President and Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading plan. The Rule 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Merten’s Rule 10b5-1 Plan provides for the sale of up to 40,102 shares of the Company’s common stock. The Rule 10b5-1 plan expires on May 9, 2025, or upon the earlier completion of all authorized transactions thereunder.
During the three months ended September 30, 2024, no other director or officer who is required to file reports under Section 16 of the Securities Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated October 30, 2024, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Third Quarter 2024 Form 10-Q 77

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

October 30, 2024	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

78 www.allstate.com