Form 10-K
period 2024-12-31
ALLSTATE CORP
filed 2025-02-24
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $41.91 billion.
As of January 31, 2025, the registrant had 265,026,048 shares of common stock outstanding.
Documents Incorporated By Reference
Portions of the following documents are incorporated herein by reference as follows:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be held on May 29, 2025, (the “Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

2024 Form 10-K Item 1. Business
Part I
Item 1. Business
The Allstate Corporation was incorporated under the laws of the State of Delaware on November 5, 1992, to serve as the holding company for Allstate Insurance Company. Its business is conducted principally through Allstate Insurance Company and other subsidiaries (collectively, including The Allstate Corporation, “Allstate”).
The Allstate Corporation is one of the largest publicly held personal lines insurers in the United States. Allstate’s strategy is to increase market share in personal property-liability and broaden protection offerings. The Allstate brand is widely known through the “You’re In Good Hands With Allstate®” slogan.

Allstate at a Glance

208 million policies in force (“PIF”)	55,000 employees

3rd largest personal property and casualty insurer in the United States (1)	$72.61 billion investment portfolio
(1)Based on 2023 statutory direct premiums written according to A.M. Best

We empower customers with protection to help them achieve their hopes and dreams.
We provide affordable, simple and connected protection solutions.
We create opportunity for our team, economic value for our shareholders and improve communities.

What We Do

Auto and homeowners insurance	Roadside assistance
Select commercial property and casualty coverages	Automotive protection and insurance products
Consumer product protection plans	Identity protection
Mobility data collection services and analytic solutions using automotive telematics information	Employer voluntary benefits, group health insurance and individual health insurance

Reportable segments
Allstate Protection (1)
Offers private passenger auto, homeowners, other personal lines and commercial insurance through exclusive agents, independent agents, contact centers and online under the Allstate, National General and Answer Financial brands.

Run-off Property-Liability (1)	Relates to property and casualty insurance policies written during the 1960s through the mid-1980s with exposure to asbestos, environmental and other claims in run-off.
Protection Services
Provides consumer product protection plans, device and mobile data collection services and analytic solutions using automotive telematics information, roadside assistance, protection and insurance products and identity protection and restoration through Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection.

Allstate Health and Benefits
Offers self-funded stop-loss and fully insured group health products to employers, and Medicare supplement, ancillary products and short-term medical insurance to individuals, sold through independent agents, owned agencies, benefits brokers and Allstate exclusive agents.

Corporate and Other	Includes net investment income, net gains (losses) on investments, other revenue, debt service, holding company activities and certain non-insurance operations.
(1)Allstate Protection and Run-off Property-Liability segments comprise Property-Liability.
On August 13, 2024, Allstate entered into an agreement with StanCorp Financial Group, Inc. to sell Allstate’s employer voluntary benefits business. The transaction is expected to close in the first half of 2025, subject to regulatory approvals and other customary closing conditions. On January 30, 2025, Allstate entered into an agreement with Nationwide Life Insurance Company to sell the group health business. The transaction is expected to close during 2025, subject to regulatory approvals and other customary closing conditions. The individual health business will either be retained or divested.
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
The Allstate Corporation 1

2024 Form 10-K Item 1. Business
Our Shared Purpose, Strategy and Segment Information
Established Our Shared Purpose in 2007 to articulate Allstate’s purpose and obligations to key stakeholders: customers, shareholders, employees and communities. The strategy to achieve those objectives is linked to operational execution by articulating values, operating standards and behaviors.

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

2 www.allstate.com

2024 Form 10-K Item 1. Business
Allstate Protection’s strategy is to be a low cost digital provider that offers affordable, simple and connected products. Allstate Protection will increase personal lines market share through Transformative Growth. Transformative Growth is about creating a business model, capabilities and culture that continually transform to better serve customers. This is done by providing affordable, simple and connected protection through multiple distribution channels. The acquisition of National General expanded our independent agent relationships and Transformative Growth has improved our direct sales capabilities. The successful repositioning of distribution has increased new business in all channels. The ultimate objective is to enhance customer value to drive growth in all businesses by:
•Improving customer value by providing low cost affordable, simple and connected protection solutions
•Expanding customer access to Allstate and National General products and services through a wide variety of distribution channels
•Increasing sophistication and investment in customer acquisition
•Deploying new technology ecosystems that are more flexible and enable a digital customer experience
•Driving organizational transformation
Protection Services’ strategy is to innovate new products and services, expand distribution and provide affordable, simple and connected protection solutions.

Allstate Protection Plans	Expand distribution and product breadth of consumer protection plans through new and existing retailers and mobile operators across North America, Europe, Asia and Australia.
Allstate Dealer Services	Expand distribution of Allstate branded protection and insurance products through auto dealerships, business partnerships and direct to consumer.
Allstate Roadside	Modernize the roadside assistance business through technology and enhanced digital capabilities to deliver a superior customer experience.
Arity	Provide industry-leading telematics and mobility insights to insurance companies, the transportation industry and location-enabled consumer apps.
Allstate Identity Protection	Create a leading position in the identity protection and restoration market, offering full-service identity protection and expand partnership and direct to consumer distribution channels.

The Allstate Corporation 3

2024 Form 10-K Item 1. Business
Allstate Protection Segment
Our Allstate Protection segment accounted for 92.4% of Allstate’s 2024 consolidated insurance premiums and contract charges and 18.0% of Allstate’s December 31, 2024 PIF. This segment includes private passenger auto, homeowners and other personal lines products offered through Allstate branded exclusive agents, independent agents and directly to consumers.
We have three market-facing property-liability businesses, Allstate brand, National General and Answer Financial with products and services that cater to different customer needs and distribution preferences.

Allstate Protection Segment

Allstate®

You're in good hands.

NATIONAL GENERAL®

an Allstate® company

Answer financial®

Transformative Growth
Improve Customer Value	Seeking to be a low cost provider through cost reductions, identifying savings opportunities for customers through proactive protection reviews and increasing pricing sophistication
Broadening the benefits of being connected with the Allstate Mobile app and expanded use of telematics pricing sophistication
Improving customer interactions and reducing customer effort
Expand Customer Access	Increasing Allstate agent efficiency and productivity, positioning them to deliver greater value to customers at lower costs
Growing National General by leveraging Allstate pricing and product capabilities and expanding product offerings and independent agency relationships
Increasing direct channel distribution through improved customer experiences, increasing marketing and expanding sales capacity
Increase Sophistication and Investment in Customer Acquisition	Improving the effectiveness of customer acquisition by centralizing lead management and using data and advanced computing capabilities
Increasing marketing spend in geographic areas meeting target margins
Deploy New Technology Ecosystem	Deploying an advanced technology ecosystem to deliver affordable, simple, and connected experiences and products at a lower cost
Using large language models to improve customer communications
Drive Organizational Transformation	Improve effectiveness and efficiency by empowering talent with decision clarity, agile business processes, measurement science and advanced technology
4 www.allstate.com

2024 Form 10-K Item 1. Business
Products and distribution
Allstate Protection differentiates itself by offering a comprehensive range of affordable, simple and connected protection solutions across distribution channels for specific consumer segments.

Protection Products
Insurance products (1)	Auto
Homeowners
Specialty auto (motorcycle, trailer, motor home and off-road vehicle)
Other personal lines (renters, condominium, landlord, boat, umbrella, manufactured home, scheduled personal property and valuable item protection)
Commercial lines
Answer Financial	Comparison quotes and sales of non-proprietary auto, homeowners and other personal lines (condominium, renters, motorcycle, recreational vehicle and boat)
(1)Insurance products are primarily offered by the Allstate and National General brands.

Distribution
Exclusive agency channel
In the U.S., we offer products through over 27,700 Allstate exclusive agents and licensed sales professionals and 600 exclusive financial specialists who offer non-proprietary life and annuity insurance and investment products. In Canada, we offer Allstate brand products through approximately 500 employee sales agents.

Independent agency channel	In the U.S., we distribute our products through approximately 55,000 independent agent locations.
Direct channel	We offer products through approximately 1,800 sales representatives in contact centers and online. We also offer Direct Auto products through employees in approximately 500 retail stores.
Strategy updates and additional information
Allstate exclusive agents and direct channel Our Affordable, Simple and Connected auto and homeowners insurance product rollouts will be largely completed by the end of 2025. This will include a simplified shopping and customer experience and enhanced pricing sophistication that provides a seamless experience for customers.
Independent Agents Our Custom360® middle market standard and preferred auto and homeowners insurance product will be rolled out to the majority of the country by the end of 2025.
Allstate Protection pricing and risk management strategies Our pricing and underwriting strategies and decisions are designed to generate sustainable profitable growth.
A proprietary database of underwriting and loss experience enables sophisticated pricing algorithms and methodologies to accurately price risks while seeking to attract and retain customers in multiple risk segments.
•For auto insurance, risk evaluation factors can include, but are not limited to: vehicle make, model and year; driver age and marital status; territory; years licensed; loss history; years insured with prior carrier; prior liability limits; prior lapse in coverage; and insurance scoring utilizing telematics data and other consumer information.
•For property insurance, risk evaluation factors can include, but are not limited to: geographic location of the property; loss history; age, condition and construction characteristics of the property; insurance scoring utilizing other consumer information; and the amount of insurance purchased.
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

The Allstate Corporation 5

2024 Form 10-K Item 1. Business
In any reporting period, loss experience from catastrophic events and weather-related losses may contribute to negative or positive underwriting performance relative to the expectations incorporated into product pricing.
Property catastrophe exposure is managed with the goal of providing shareholders an acceptable return on the risks assumed, managing variability of earnings, while providing protection to our customers. Catastrophe exposure management includes purchasing reinsurance to provide coverage for known exposure to hurricanes, earthquakes and fires following earthquakes, wildfires and other catastrophes.
Our current catastrophe reinsurance program utilizes the Company’s risk and return framework which incorporates our robust economic capital model and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires. We monitor risk both in aggregate and by peril, while also evaluating model performance relative to experience and our expectations of catastrophe risk trends. As of December 31, 2024, the modeled 1-in-100 probable maximum loss for hurricane, earthquake and wildfire perils is approximately $3.5 billion, net of reinsurance. We continually review our aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
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
Commercial lines strategy The commercial lines strategy is focused on growing the National General commercial auto product lines with strategic expansion as the organization shifts from the Allstate brand to the National General brand. The National General commercial auto product is replacing the Allstate Business Insurance product and is sold through exclusive agents and independent agents. The National General brand will continue to expand geographically and increase product lines that were previously sold through the Allstate brand.
In 2024, the commercial insurance strategy was further advanced through an equity investment and commercial partnership with NEXT Insurance, a high-growth, digital platform for small business insurance. This partnership expands the availability of our commercial lines offerings via the NEXT product portfolio, which complements the commercial auto product offering, across a wider distribution network, and will expand to sell directly to consumers.
In 2023, we began exiting Allstate brand traditional commercial insurance and the run-off is expected to be complete by the end of 2025.
Answer Financial strategy Answer Financial is an insurance agency that sells Allstate and other insurance companies’ products directly to customers. Our strategy as a technology-enabled insurance agency is to provide comparison shopping and related services for consumers, offering choice, convenience and ease of use.
Compensation structure
Exclusive agent The compensation structure for Allstate exclusive agents rewards them for delivering high value to customers and achieving certain business outcomes such as profitable growth and household penetration. Allstate exclusive agent remuneration comprises a base commission, variable compensation and monthly and annual bonus opportunities.
•Agents receive a monthly base commission payment as a percentage of their total eligible written premium.
•New business variable compensation rewards agents for acquiring new customers by exceeding a base production goal and bundling products in the household. Renewal variable compensation rewards agents for bundling.
•Annual bonus compensation is based on a percentage of premiums and can be earned by agents who are meeting certain sales goals and selling additional policies to meet customer needs profitably.
Independent agent remuneration for National General comprises a base commission and an annual bonus opportunity that can be earned by agents who are profitably growing the business. The value proposition expands for key independent agency partners where we offer additional incentives for targeted growth.
•Agents receive a monthly base commission payment as a percentage of their total eligible written premium. Commission rates vary by state and by product and bundled rates are higher than monoline rates.
•Annual profit share opportunity is based upon growing premium profitably and includes higher payouts in relation to eligible premiums for agencies that achieve premium growth and profit targets.
•Additional annual incentives are offered to key agency partners to reach specific targets and are tailored to incentivize profitable growth.
6 www.allstate.com

2024 Form 10-K Item 1. Business
Direct channel employee agents The compensation structure for employee agents in the direct channel comprises paying employee agents a base salary as well as a variable compensation opportunity for selling a variety of products. Employee agents sell products through contact centers and also offer Direct Auto products through retail stores.
•Employee agents are compensated with a competitive base salary.
•Employee agents have variable compensation opportunities based upon meeting sales goals.
Other products and distribution
Allstate also sells commercial and homeowners (in high-risk geographies) insurance, roadside assistance and a range of non-proprietary life and annuity products offered by third-party providers.

Innovative product offerings and features
Market-leading solutions
Allstate brand	Affordable, Simple, Connected
Reimagined insurance experience and products, making them affordable, simple and connected. Examples include fewer questions for customers to answer before getting a quote, easy-to-understand coverage descriptions and customized coverage offers and an industry-leading rating plan. Offered through the exclusive agency channel, on the web or direct to consumers in 31 states for auto, 28 states for renters and 4 states for both homeowners and valuable item protection as of December 31, 2024.
New product suite includes feature options for qualified customers similar to Your Choice Auto®, such as Accident Forgiveness and Auto Replacement Protection and new features such as more flexible transportation expense and expanded household composition options.

Allstate House and Home®
Featured options include Claim RateGuard®, Claim-Free Bonus, Deductible Rewards® and flexibility in options and coverages, including graduated roof coverage and pricing based on roof type and age for damage related to wind and hail events.

Bundling Benefits
Auto customers with a qualifying property policy are provided an auto renewal guarantee and a deductible waiver (when the same event, with the same covered cause of loss, damages both auto and property). Offered in 47 states and District of Columbia (“D.C.”) as of December 31, 2024.

	Auto Replacement Protection	Replaces a qualifying customer’s vehicle involved in a total loss accident with a newer vehicle with fewer miles. Offered in 48 states and D.C. as of December 31, 2024.
National General	Custom360®
Endorsements and coverage amounts can be scaled up or down to create a custom, needs-based insurance solution for customers at all stages in life. Leverages Allstate analytics and rating plans adapted to the independent agency channel. Offered in 30 states as of December 31, 2024.

Telematics solutions
Allstate brand	Drivewise®
Telematics-based program, available in 48 states and D.C. as of December 31, 2024, that uses a mobile application or an in-vehicle device to capture driving behaviors and encourage safe driving. It provides customers with information, tools and more accurate individual pricing.

	Milewise®	Usage-based insurance product, available in 21 states and D.C. as of December 31, 2024, that gives customers flexibility to customize their insurance and pay based on the number of miles they drive.
National General	DynamicDrive®	Mobile-based telematics application, available in 44 states as of December 31, 2024, used to capture driving behaviors and to more accurately rate customers.
The Allstate Corporation 7

2024 Form 10-K Item 1. Business
Competition
The personal lines insurance markets, including private passenger auto and homeowners insurance, are highly competitive. The following charts provide Allstate Protection’s combined market share compared to our principal U.S. competitors using statutory direct written premium for the year ended December 31, 2023, according to A.M. Best.

Geographic markets
We primarily operate in the U.S. (all 50 states and D.C.) and Canada. Our top geographic markets based on 2024 statutory direct premiums are reflected below.

8 www.allstate.com

2024 Form 10-K Item 1. Business
Protection Services Segment
Our Protection Services segment accounted for 4.7% of Allstate’s 2024 consolidated total revenue and 80.0% of Allstate’s December 31, 2024 PIF. Protection Services includes Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection, which offer a broad range of products and services that expand and enhance customer value propositions.
Products and distribution

Products and services
Allstate Protection Plans
Provides consumer protection plans and related technical support for mobile phones, consumer electronics and major appliances which provide customers protection from mechanical or electrical failure, and in certain cases, accidental damage. Also provides coverage for accidental damage on furniture.

Allstate Dealer Services	Offers protection and insurance products, including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel, and paint and fabric protection.
Allstate Roadside	Offers towing, jump-start, lockout, fuel delivery and tire change services.
Arity
Provides telematics-enabled mobility insights and services created from data collected, normalized and analyzed by the Arity platform, including automotive telematics information. Product suite includes on-demand risk scoring (Arity IQ), lead generation, digital advertising, data integration, traditional telematics and data-as-a-service solutions.

Allstate Identity Protection	Provides identity protection and restoration, consumer cybersecurity, privacy and family digital safety services.

Distribution channels
Allstate Protection Plans	Retailers and mobile operators, in-store or online.
Allstate Dealer Services	Independent agents selling through auto dealerships in the U.S. in conjunction with the purchase of a new or used vehicle, through business partnerships and direct to consumer.
Allstate Roadside	Allstate exclusive agents, direct to consumer, wholesale partners, affinity groups and on-demand mobile application service.
Arity	Strategic partnerships to both affiliate and non-affiliate customers and direct to companies.
Allstate Identity Protection	Workplace benefit programs, partnerships with financial institutions and direct to consumer delivered through enterprise partnerships, online and mobile application sales.
Geographic markets
Protection Services primarily operates in the U.S. and Canada, with Allstate Protection Plans also offering services in Europe, Asia and Australia.
Competition
We compete on a variety of factors, including product offerings, brand recognition, financial strength, price and customer experience. The market for these services is highly competitive.
The Allstate Corporation 9

2024 Form 10-K Item 1. Business
Allstate Health and Benefits Segment
Strategy
Allstate Health and Benefits segment accounted for 4.0% of Allstate’s 2024 consolidated total revenue and 2.0% of Allstate’s December 31, 2024 PIF. The Allstate Health and Benefits segment provides consumers with financial protection against the risk of accidents, illness and mortality.
Allstate Health and Benefits is differentiated through its broad product portfolio, flexible enrollment solutions, strong national accounts team and well-recognized brand.
•Employer voluntary benefits provides supplemental health and life protection to employees across all company sizes, delivering substantially more value through innovative product offerings and providing exceptional customer service experiences for new and existing customers.
•Group health provides self-funded stop-loss and fully insured group health products to employers, primarily targeting small employer groups. Group health is differentiated in the market through its customizable products, flexible enrollment solutions and strong distribution team.
•Individual health is a leading provider of short-term medical, Medicare supplement and ancillary insurance products to individuals as well as third-party health products. Individual health is differentiated through its broad product portfolio, automated enrollment solutions and deep pool of agents.
On August 13, 2024, Allstate entered into a share purchase agreement with StanCorp Financial Group, Inc. to sell American Heritage Life Insurance Company and American Heritage Service Company, comprising Allstate’s employer voluntary benefits business. The transaction is expected to close in the first half of 2025, subject to regulatory approvals and other customary closing conditions.
On January 30, 2025, Allstate entered into an agreement with Nationwide Life Insurance Company to sell Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the group health business. The transaction is expected to close during 2025, subject to regulatory approvals and other customary closing conditions. The individual health business will either be retained or divested.
Products and distribution channels

Employer voluntary benefits	Over 3,000 independent agents, benefits brokers and Allstate exclusive agents for employer voluntary benefits focusing on workplace benefits for employers
Group health	Over 4,000 independent agents for group health focusing on health plans for small employers
Individual health	Over 33,000 independent agents, in-house agencies, direct-to-consumer marketing, wholesaling, worksite marketing and the internet for individual health
Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and customer service.
The market for self-funded plans is growing as small employer groups seek to provide medical coverage for their employees while minimizing the cost of insurance. Short-term medical, ancillary products, and Medicare supplement insurance help fill the increasing gaps associated with continued medical cost inflation and the shifting of costs from employers to employees. We compete with large group medical carriers in our stop-loss, fully insured group health insurance, short-term medical and Medicare supplement insurance offerings.
Geographic markets
We primarily operate in the U.S. (all 50 states and D.C.) and Canada. The top geographic markets based on 2024 statutory direct premiums are reflected below.
10 www.allstate.com

2024 Form 10-K Item 1. Business

Other Business Segments
Run-off Property-Liability Segment
The Run-off Property-Liability segment includes results from property and casualty insurance coverage that primarily relates to policies written during the 1960s through the mid-1980s.
Strategy Management of this segment has been assigned to a designated group of professionals with expertise in claims handling, policy coverage interpretation, exposure identification, litigation and reinsurance collection. We may pursue settlement agreements including policy buybacks on direct excess commercial business when appropriate to improve the certainty of the liabilities. Settlement agreements are negotiated contracts between Allstate and third parties that generally set forth the rights and obligations of the parties, including terms of payment for claims. At the end of 2024, 65% of the gross case reserves, excluding incurred but not reported, on the run-off direct excess commercial business were attributable to settlement agreements. This group also manages other direct commercial and assumed reinsurance business in run-off and engages in reinsurance ceded and assumed commutations as required or when considered economically advantageous.
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
Corporate and Other Segment
Our Corporate and Other segment is comprised of net investment income, net gains (losses) on investments, other revenue, debt service, holding company activities and certain non-insurance operations, including expenses associated with strategic initiatives.

The Allstate Corporation 11

2024 Form 10-K Item 1. Business
Regulation
Allstate is subject to extensive regulation, primarily at the U.S. state level. The method, extent and substance of such regulation vary by state but generally have their source in statutes that establish standards and requirements for conducting the business of insurance and that also delegate regulatory authority to a state agency. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency and statutory surplus sufficiency, reserve adequacy, insurance company licensing and examination, agent and adjuster licensing, agent and broker compensation, policy forms, rate setting, the nature and amount of investments, claims practices, participation in shared markets and guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, privacy regulation and data security, corporate governance and risk management. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. For a discussion of statutory financial information, see Note 18 of the consolidated financial statements. Allstate is also subject to regulation at the U.S. Federal level and by governments, regulators, and agencies in jurisdictions outside of the U.S. in which we conduct business.
For a discussion of regulatory contingencies, see Note 16 of the consolidated financial statements. Note 16 and Note 18 are incorporated in this Part I, Item 1 by reference.
The Dodd-Frank Wall Street Reform and Consumer Protection Act created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“U.S. Treasury”). The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system.
Additional regulations or new requirements may emerge from the activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the National Association of Insurance Commissioners (“NAIC”), and the International Association of Insurance Supervisors, that are evaluating solvency and capital standards for insurance company groups. Most states have adopted substantially similar versions of the NAIC Insurance Holding Company System Model Act and the Insurance Holding Company System Model Regulation. Other states, including New York and Massachusetts, have adopted modified versions of the model act, although the supporting regulation is substantially similar to the model regulation.
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
In addition, the NAIC adopted a group capital calculation covering all entities of the insurance company group for use in solvency monitoring activities by regulators. Any increase in the amount of capital or reserves our insurance subsidiaries are required to hold could reduce the amount of future dividends such subsidiaries are able to distribute to the holding company. Any reduction in the risk-based capital ratios of our insurance subsidiaries could also adversely affect their financial strength ratings as determined by statistical rating agencies. We have not experienced, and we do not expect to experience, any impact from the group capital calculation on our current dividend plans.
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
Generally, the insurance codes in these states provide that the acquisition or change of “control” of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of “control” arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to ten percent or more of the voting securities of an insurer or of a person who controls an insurer. In addition, certain state insurance laws require pre-acquisition notification to state agencies of a change in control with respect to a non-
12 www.allstate.com

2024 Form 10-K Item 1. Business

domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease-and-desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration.
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
Rate regulation Nearly all states and D.C (collectively, “locations”) have insurance laws requiring personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the location’s regulatory authority. In many cases, such rating plans, policy forms, or both must be approved prior to use.
The speed with which an insurer can change rates in response to competition or increasing costs depends on the location’s rating laws, which include the following categories:
•Prior approval — Regulators must approve a rate before the insurer may use it (22 locations). Some of these permit insurers to make rate changes without prior approval within a limited range
•File-and-use — Insurers do not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used (19 locations)
•Use-and-file — Requires an insurer to file rates within a certain period of time after the insurer begins using them (9 locations)
•No filing or approval — One location, with an immaterial amount of written premiums, does not require a filing to be submitted
Under these rating laws, the regulator has the authority to disapprove a rate filing.
An insurer’s ability to adjust its rates in response to competition or to changing costs is dependent on an insurer’s ability to demonstrate to the regulator that its rates or proposed rating plan meets the requirements of the rating laws. In those locations that significantly restrict an insurer’s discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a rate that reflects the cost and expense of providing the insurance. In those locations that significantly restrict an insurer’s ability to charge a rate that reflects the cost and expense of providing the insurance, the insurer may be able to manage its risk of loss by being more selective in the type of business it underwrites. When a location significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its targeted level of profitability.
From time to time, the personal lines insurance industry comes under pressure from state regulators, legislators, and special-interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs, catastrophe loss exposure, and expenses. We expect this kind of pressure to persist. Allstate and other insurers are using increasingly sophisticated pricing models and rating plans that are reviewed by regulators and special-interest groups. Regulators may limit the ability of insurers to include variables in their rating plans even though they are indicative of risk. Regulators may interpret existing law or rely on future legislation or regulations to impose new restrictions that adversely affect profitability or growth. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding insurance rates.
We are also subject to limitations for cancellations and non-renewals for certain periods of time due to catastrophe events. In January 2025, the California Insurance Commissioner issued a mandatory one-year moratorium on non-renewing or canceling residential insurance coverage in specific zip codes affected by the wildfires.
Involuntary markets  As a condition of maintaining our licenses to write personal property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations that provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers, including the California FAIR Plan Association.
For a discussion of these items see Note 16 of the consolidated financial statements. Note 16 is incorporated in this Part I, Item 1 by reference.
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
The Allstate Corporation 13

2024 Form 10-K Item 1. Business
participate in the Federal Government National Flood Insurance Program.
For a discussion of these items see Note 12 of the consolidated financial statements. Note 12 is incorporated in this Part I, Item 1 by reference.
Guaranty funds  Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies. We do not anticipate any material adverse financial impact on Allstate from these assessments.
Investment regulation  Our insurance subsidiaries are subject to state regulation that specifies the types of investments that can be made and concentration limits of invested assets. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. The NAIC periodically reviews the statutory accounting and RBC requirements for investments and makes changes from time to time.
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
Broker-dealer and investment advisers  The Allstate entities that operate as a broker-dealer and registered investment advisers are subject to regulation and supervision by the Securities and Exchange Commission (“SEC”), Financial Institution Regulatory Authority and/or, in some cases, state securities administrators. The SEC has proposed rules and amendments related to cybersecurity risk management and cybersecurity-related disclosure for broker-dealers, registered investment advisers, registered investment companies, and business development companies. The SEC has adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including Regulation Best Interest. In addition, individual states and their securities regulators have and may adopt their own enhanced conduct standards for broker-dealers that could impact products provided by Allstate agents and Allstate’s broker-dealer, their sales processes, sales volume, and producer compensation arrangements.
Inflation Reduction Act of 2022 The Inflation Reduction Act of 2022, which contains several tax-related provisions, was signed into law in August 2022. The law established a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations and an excise tax of 1% on stock repurchases by publicly traded U.S. corporations, both effective after December 31, 2022. The excise tax on common stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders' equity. The Company has determined that it is considered an “applicable corporation” under the rules of CAMT.
15% Global Minimum Tax The Organization for Economic Cooperation and Development (“OECD”) secured agreement from nearly 140 countries to address how corporate profits are taxed for multinational enterprises (“MNEs”). OECD released Pillar Two model rules, a 15% minimum effective tax rate (also known as the Global Anti-Base Erosion, designed to ensure that large MNEs pay a minimum level of tax on the income arising in each jurisdiction where they operate and mandates sharing of certain company information with taxing authorities on a local and global basis.
The Company is within the scope of the OECD Pillar Two model rules, and certain jurisdictions where the Company operates have enacted their respective tax law to comply with the Pillar Two framework beginning on or after December 31, 2023. The Company does not expect the impact to be material to its results of operations. The Company continues to evaluate the impact as additional jurisdictions, including those in which we operate, adopt their own legislation throughout 2025 and beyond.
Climate disclosures In March 2024, the SEC adopted a final rule requiring registrants to disclose certain climate-related information in their registration statements and annual reports. On April 4, 2024, the SEC issued a voluntary stay of the final rule, awaiting the outcome of pending litigation. It is not yet clear whether or how the SEC’s stay will impact the compliance timeline for the rule. If implemented as adopted, the rule will require the disclosure of qualitative and quantitative information, with certain information, such as financial statement effects of severe weather events, included in the notes to the audited financial statements. Other disclosure requirements include material climate-related risks, processes to manage and govern those risks, disclosure of targets if the targets materially affect or are reasonably likely to materially affect the Company, and, if material, disclosure of certain greenhouse gas emissions. The Company is currently monitoring the status of the final rule. In February 2025, the SEC requested that the court not schedule the case for argument to provide time for the SEC to deliberate and determine next steps.
In October 2023, California enacted several climate disclosure bills. One of these is the Climate Corporate Data Accountability Act (Senate Bill 253), which requires disclosure and assurance over greenhouse gas emissions using a phased reporting approach. The law, as amended in September 2024, requires the California Air Resources Board to develop and adopt implementing regulations no later than July 1, 2025. Allstate has publicly reported its greenhouse gas inventory since 2010. We will continue evaluating the
14 www.allstate.com

2024 Form 10-K Item 1. Business

anticipated impacts and scope of the new laws on our reporting and disclosures.
Privacy regulation and data security  Federal law and the laws of many states require companies, including financial institutions, to protect the security and confidentiality of consumer information and to notify consumers about their policies and practices relating to collection, use, disclosure, and protection of consumer information. Federal law and the laws of many states also regulate disclosures and disposal of consumer information. Congress, state legislatures, and regulatory authorities continue to consider additional privacy regulation.
In addition to laws and regulations specific to financial institutions, there are comprehensive privacy laws that apply across industries. For example, the California Consumer Privacy Act, as well as similar laws in Virginia, Connecticut, and many other states, impose significant compliance requirements for certain larger businesses in those states. Among other things, these privacy laws provide consumers with privacy rights such as the right to request access to or deletion of their personal information. The California Consumer Privacy Act also established a new privacy regulatory agency. In November 2023, the New York State Department of Financial Services amended its cybersecurity regulation, including both new and heightened requirements. Many states have now adopted some form of the NAIC Insurance Data Security Model Law, establishing standards for data security, including the investigation of and notification to insurance commissioners of cybersecurity events. Additional states are also likely to adopt similarly themed cybersecurity requirements in the future. We cannot predict the impact on our business of possible future legislative or regulatory measures regarding privacy or cybersecurity.
Asbestos  Congress has repeatedly considered legislation to address asbestos claims and litigation in the past. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.

Environmental  Environmental pollution and clean-up of polluted waste sites is the subject of federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 and comparable state statutes (collectively, the “Environmental Clean-up Laws” or “ECLs”) govern the clean-up and restoration of waste sites by Potentially Responsible Parties (“PRPs”). The ECLs establish a mechanism to assign liability to PRPs or to fund the clean-up of waste sites if PRPs fail to do so. The extent of liability to be allocated to a PRP depends on a variety of factors. The insurance industry is involved in extensive litigation regarding coverage issues arising out of the clean-up of waste sites by insured PRPs and the insured parties’ alleged liability to third parties responsible for the clean-up.
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
The Allstate Corporation 15

2024 Form 10-K Item 1. Business
Human Capital
Allstate’s success is highly dependent on human capital and a strong organizational culture. Allstate defines organizational culture as a self-sustaining system of shared values, priorities and principles that shape beliefs and drive behaviors and decision-making within an organization. Allstate encourages employees to proactively manage their career so it is integrated into their personal purpose. This includes investing in and holding management accountable for employee development and maintaining a culture aligned with Our Shared Purpose at all levels. Our culture supports Allstate as we transform to become the lowest cost protection provider with an affordable, simple, connected experience.
We invest in talent development and employee engagement, health, safety and well-being because this contributes to Allstate’s success. In 2024, Allstate was recognized for the 10th year as one of the World's Most Ethical Companies. As of December 31, 2024, Allstate had approximately 55,000 full-time employees and 400 part-time employees.
Allstate’s human capital management focuses on the following priorities:
Talent development and employee engagement We seek to provide employees with rewarding work, professional growth, holistic support programs and educational opportunities. Our flexible work policies support talent attraction and retention.
•In 2024, Allstate:
–Sustained a voluntary turnover rate of 13%.
–Maintained employee engagement scores that surpassed industry benchmarks, with 84% of employees expressing a favorable view of engagement.
–Increased its global workforce surveys on the employee experience, which assess employee sentiment around topics like their sense of connection, feelings of wellbeing, workload management and overall job satisfaction.
–Launched an early career enrichment experience, designed to upskill early career employees. The program provides tools, resources, and an environment to support the development of early career talent during their first year in role.
–Provided financial assistance to more than 2,000 Allstate U.S. employees to enroll in a formal degree, certificate, or boot camp program.
–Filled over 35% of open U.S. positions with internal applicants.
Employee well-being and safety We believe in a culture of well-being and take our responsibility to care for employees’ well-being seriously, devoting resources to employee health and safety.
•Allstate created a workplace well-being strategy based on employee feedback, including providing greater flexibility in how, when and where work is done.
•Well-being assessments are offered to understand employee needs and wants to support their well-being. Completing the assessment lowers the cost of benefits to employees and allows Allstate to provide holistic programs based on personalized interests.
•We focus on supporting Allstaters outside of work, as all full-time and part-time Allstate employees are eligible for paid leave to care for family members from the day they join Allstate.
•In 2024, we spent $58 million for in-person and virtual events, travel budgets, and other engagement and team-building activities that bring Allstaters together to strengthen connection and belonging among teams that may not work in the same location.
•We provide avenues for Allstaters to recognize and support each other, including a global peer-to-peer recognition program available in the U.S., Mexico, Canada, India and Northern Ireland. In 2024, employees recognized each other over one million times. Recognized employees earn points that can be redeemed for merchandise, gift cards or donations to charities.
•We create an environment where employees feel confident and supported to raise concerns through Allstate's "Speak Up" process.
•Our Wellbeing Champion community connects their teams and leaders with Allstate’s health and wellness resources and promotes opportunities to engage in programs and coaching, including courses facilitated by internal performance coaches on well-being themes and virtual yoga and meditation classes offered four times a week.
Organizational culture We strive for a workforce where our varied backgrounds and experiences make us a better company. We work to attract, nurture and retain a skilled workforce. Talent acquisition, development, retention and mobility practices support all employees in achieving their career aspirations.
As part of our commitment to fair compensation practices, we complete pay equity analyses. Annually, we seek to identify potential pay gaps as well as identify policies or practices that may contribute to pay gaps. The external analyses found that Allstate’s results compared well to benchmarks for companies of similar size and scope.
16 www.allstate.com

2024 Form 10-K Item 1. Business

Allstate supports and funds voluntary, employee-led Employee Impact Groups (“EIGs”) and Business Impact Groups (“BIGs”) that are open to all employees. EIGs and BIGs make our company stronger by enhancing employee connection, belonging and engagement, resulting in better business results and service for our customers. EIGs help foster a sense of belonging by focusing on development, engagement and collaboration. BIGs focus on creating opportunities for employees to solve business problems and serve as an incubator for innovation, collaboration and professional development. Analysis from 2024 shows that EIG members at Allstate have a 28% lower turnover than non-members. In 2024, 14% of our Allstate U.S. workforce participated in at least one EIG. Officers from across the enterprise leverage their time, networks and resources to support the EIGs and BIGs, and positively impact employee engagement and retention at Allstate.
Our early career programs, including apprenticeship, internship and development programs, are designed to build skills through on-the-job experiences, formal learning and peer learning. These programs attract a variety of backgrounds and experiences.
Allstate continues to make significant progress on Allstate’s talent strategy, including a focus on skills-based hiring by eliminating degree requirements for jobs where having a degree was not required. Allstate also focuses on prioritizing internal hiring and developing, strengthening and retaining existing talent.
In addition to the above discussion of our employees, please see information about Allstate agents under the captions “Allstate Protection Segment - Products and Distribution” and “Compensation Structure” in Part I, Item 1 of this report.
The Allstate Corporation 17

2024 Form 10-K Item 1. Business
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
•“Allstate®” is a very well-recognized brand name in the United States. We use the “Allstate®”, “National General®” and “Answer Financial®” brands extensively in our business. We also provide additional protection products and services through “Allstate® Protection Plans”, “Allstate® Dealer Services”, “Allstate® Roadside”, “Arity®”, “Allstate® Identity Protection” “Allstate® Benefits” and “Allstate® Health Solutions”, among others. These brands, products and services are supported with the related service marks, logos, and slogans. Our rights in the United States to these names, service marks, logos and slogans continue as long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them.
18 www.allstate.com

2024 Form 10-K Item 1. Business

Information about our Executive Officers
The following table sets forth the names of our executive officers as of February 1, 2025, their ages, positions and business experience. “AIC” refers to Allstate Insurance Company. Each of the officers named below may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

Name	Age	Position with Allstate and Business Experience
Thomas J. Wilson	67	Chairman of the Board (May 2008 to present), President (June 2005 to January 2015 and February 2018 to present), and Chief Executive Officer (January 2007 to present) of The Allstate Corporation and AIC.
Elizabeth A. Brady	60	Executive Vice President, Chief Marketing, Customer and Communications Officer of AIC (January 2020 to present).
Christine M. DeBiase	56
Executive Vice President, Chief Legal Officer and General Counsel of The Allstate Corporation and AIC (May 2024 to present); Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary of The Allstate Corporation and AIC (January 2023 to May 2024); Executive Vice President, Chief Administrative Officer and General Counsel of Brighthouse Financial (February 2018 to December 2022).

John E. Dugenske	58	President, Investments and Corporate Strategy of AIC (September 2022 to present); President, Investments and Financial Products of AIC (January 2020 to September 2022).
Eric K. Ferren	51
Senior Vice President, Controller and Chief Accounting Officer of The Allstate Corporation and AIC (May 2024 to present); Chief Financial Officer of Revantage (April 2024 to May 2024); Senior Vice President, Controller, and Chief Accounting Officer of The Allstate Corporation (May 2017 to September 2019) and Senior Vice President of AIC (May 2014 to April 2024).

Suren Gupta	63
Executive Vice President, President, Protection Products & Enterprise Services of AIC (August 2023 to present); President, Enterprise Services (October 2022 to August 2023); Executive Vice President, Chief Information Technology and Enterprise Services Officer of AIC (January 2020 to October 2022).

Zulfikar Jeevanjee	60
Executive Vice President and Chief Information Officer of AIC (October 2022 to present); Senior Vice President, Chief Technology Officer, CVS Health (February 2021 to September 2022); Senior Vice President, Chief Enterprise Architect of AIC (November 2018 to February 2021).

Jesse E. Merten	50
Executive Vice President and Chief Financial Officer of The Allstate Corporation and AIC (September 2022 to present); President, Financial Products of AIC (May 2020 to September 2022); Executive Vice President and Chief Risk Officer of AIC (December 2017 to May 2020).

Mark Q. Prindiville	57	Executive Vice President and Chief Risk Officer of AIC (May 2020 to present); Senior Vice President of AIC (September 2016 to May 2020).
Mario Rizzo	58	President, Property-Liability of AIC (September 2022 to present); Executive Vice President and Chief Financial Officer of The Allstate Corporation and AIC (January 2018 to September 2022).
The Allstate Corporation 19

2024 Form 10-K Item 1. Business
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
20 www.allstate.com

2024 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
Item 1A.  Risk Factors
Summary Risks are grouped into three categories: (1) insurance and financial services, (2) business, strategy and operations and (3) macro, regulatory and risk environment. Many risks may affect more than one category and are included where the impact is most significant. If some of these risk factors occur, they may cause the emergence of or exacerbate the impact of other risk factors, which could materially increase the severity of the impact of these risks on the business, results of operations, financial condition or liquidity. The table below includes examples of risks from each category.

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
•Ability to obtain approval for rate increases
• Investment results are subject to market volatility and valuation judgments

• Highly competitive industry
• Changing consumer preferences
• New or changing technologies
•Ineffective Transformative Growth strategy
• Ability to maintain catastrophe reinsurance programs and limits
• Fluctuations in financial strength and ratings
• Loss of key business relationships
• Ability to attract, develop and retain talent

• Adverse changes in economic and capital market conditions
• Large-scale disruptive or destabilizing events
• Cybersecurity and privacy events
• Changing climate conditions
• Evolving environmental, social and governance expectations and standards
• Regulatory and political changes

The Allstate Corporation Board of Directors (“Allstate Board”) has overall responsibility for oversight of Management’s design and implementation of our Enterprise Risk and Return Management (“ERRM”) framework that manages the business on an integrated basis following risk and return principles. The Risk and Return Committee of the Allstate Board oversees effectiveness of the ERRM program, governance structure and risk-related decision-making, while focusing on the Company’s overall risk profile.
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
The reserving methodology may be impacted by the following:
•Models that rely on the assumption that past loss development patterns will persist into the future
•Internal factors including experience with similar cases, actual claims paid, historical trends involving claim payment and case reserving patterns, pending levels of unpaid claims, loss management programs, product mix, contractual terms and changes in claim reporting and settlement practices
•External factors such as inflation, court decisions, changes in law or litigation imposing unintended coverage or an unexpected increase in the number, size or types of claims, regulatory requirements, changes in driving patterns, delays in reporting of claims and economic conditions, the imposition and impact of tariffs, supply chain disruptions and labor shortages
The ultimate cost of losses, or current estimates, have and may continue to vary materially from recorded reserves and such variance may adversely affect the results of operations and financial condition as the reserves and amounts due from reinsurers are reestimated.
For further details, see MD&A, Application of Critical Accounting Estimates.
Unexpected increases in the frequency or severity of property and casualty claims may adversely affect our results of operations and financial condition
A significant increase in claim frequency could adversely affect the results of operations and financial condition. Changes in mix of business, miles driven, weather patterns, driving behaviors or other factors can lead to changes in claim frequency. We may experience volatility in claim frequency, and short-term
The Allstate Corporation 21

2024 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

trends may not be predictive of future losses over the longer term.
Increases in claim severity can arise from numerous causes that are inherently difficult to predict. The following factors have and may continue to impact claim severity for auto bodily injury, auto physical damage (including collision and property damage) and homeowners coverages:
•Bodily injury — more severe accidents, an increase in claims with attorney representation, higher medical consumption, and inflation
•Vehicle physical damage — inflation, supply chain disruptions, labor shortages and the imposition of tariffs impacting used vehicle and parts prices, labor rates, length of claim resolution, delays in the receipt of third-party carrier claims, and a higher mix of total losses
•Homeowners — inflation in the construction industry, building materials and home furnishings, changes in the mix of loss type, changes in building codes and other economic and environmental factors, including short-term supply imbalances for services, supplies in areas affected by catastrophes and the imposition of tariffs
Catastrophes and severe weather events may subject us to significant losses
Catastrophic events could adversely affect operating results and cause them to vary significantly from one period to the next. Climate change could contribute to increased variability of catastrophe losses and underwriting results. Also, liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses, sales of investments or a downgrade of our debt or financial strength ratings.
Catastrophic losses are caused by wind and hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, severe freeze events, volcanic eruptions, terrorism, cyberattacks, civil unrest, industrial accidents and other such events.
Our personal property insurance business may incur catastrophe losses greater than:
•Those experienced in prior years
•The average expected level used in pricing
•Current reinsurance coverage limits
•Loss estimates from hurricane and earthquake models at various levels of probability
Property and casualty businesses are subject to claims arising from severe weather events such as wildfires, winter storms, rain, hail and high winds. The incidence and severity of weather conditions resulting in claims are extremely volatile.
The total number of policyholders affected by the event, the severity of the event and the coverage provided contribute to catastrophe and severe weather losses. Increases in the insured values of covered property, geographic concentration and the number of policyholders exposed to certain events could increase the severity of claims from catastrophic and severe weather events.
Limitations in analytical models used to assess and predict the exposure to catastrophe losses may adversely affect the results of operations and financial condition
We use internally developed and third-party vendor models along with our own historical data to assess exposure to catastrophe losses. The models assume various conditions and probability scenarios and may not accurately predict future losses or measure losses currently incurred.
Price competition and changes in regulation and underwriting standards in property and casualty businesses may adversely affect the results of operations and financial condition
The personal property-liability market is highly competitive with carriers competing through underwriting, advertising, price, customer service, innovation and distribution. Changes in regulatory standards regarding underwriting and rates could also affect the ability to predict future losses and could impact profitability. Competitors can alter underwriting standards, lower prices, have more sophisticated pricing models and increase advertising, which could result in lower growth, profitability or decrease our competitive position. A decline in the growth or profitability of the property and casualty businesses could have a material effect on the results of operations and financial condition.
A regulatory environment that requires rate increases to be approved, can dictate underwriting practices and mandate participation in loss sharing arrangements, may adversely affect results of operations and financial condition
Regulatory approval of rate increases, especially during inflationary periods, may restrict rate changes that may be required to achieve targeted levels of profitability and returns on equity. If we are unsuccessful, the results of operations could be negatively impacted. Certain states may enact regulatory reforms regarding insurance rating that may make it more difficult to obtain rates that appropriately reflect the risk.
In addition, certain states have enacted laws that require an insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. Certain states also require the insurer to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge for the risk acceptance. In these markets, we may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to unacceptable returns.
Alternatively, as the facilities recognize a financial deficit, they could have the ability to assess participating insurers, adversely affecting the results of operations and financial condition. Laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance, except pursuant to a plan that is approved by the state
22 www.allstate.com

2024 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
insurance department. Certain states require an insurer to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. The results of operations and financial condition could be adversely affected by any of these factors.
Our investment portfolios are subject to market risk and declines in credit quality which may adversely affect or create volatility in investment income and cause realized and unrealized losses
We continually evaluate investment management strategies since we are subject to risk of loss due to adverse changes in interest rates, credit spreads, equity prices, real estate values, currency exchange rates and liquidity. Adverse changes have and may continue to occur due to changes in monetary and fiscal policy, inflation, geopolitical events and the economic climate, liquidity of a market or market segment, investor return expectations or risk tolerance, insolvency or financial distress of key market makers or participants, instability of the banking sector, or changes in market perceptions of credit worthiness.
Investments are subject to risks associated with economic and capital market conditions and factors that may be unique to our portfolio, including:
•General weakening of the economy, which is typically reflected through higher credit spreads and lower equity and real estate valuations
•Declines in credit quality
•Declines in interest rates, credit spreads or sustained low interest rates could lead to declines in portfolio yields and investment income
•Increases in market interest rates, credit spreads or a decrease in liquidity could have an adverse effect on the value of fixed income securities that form a substantial majority of our investment portfolios
•Adverse changes in foreign currency exchange rates
•Changes in U.S. and foreign tax laws
•Imposition of new or increased tariffs
•Supply chain disruptions, labor shortages, macro trends impacting real estate supply and demand and other factors may have an adverse impact on investment valuations and returns
•Weak performance of general and joint venture partners and underlying investments unrelated to general market or economic conditions could lead to declines in investment income and cause realized losses in limited partnership interests
•Concentration in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type
The approaches we use to actively manage exposure to market risk, including rebalancing existing asset or liability portfolios, changing the type of investments purchased in the future, and use of derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased may not perform as intended or expected, resulting in higher than expected realized and unrealized losses.
The amount and timing of net investment income, capital contributions and distributions from performance-based investments, which primarily include limited partnership interests that are recorded on a lag, can fluctuate significantly due to the underlying investments’ performance or changes in market or economic conditions. Additionally, these investments are less liquid than similar, publicly traded investments and a decline in market liquidity could impact our ability to sell them at their current carrying values.
Declining equity markets or increases in interest rates or credit spreads could cause the value of the investments in our pension plans to decrease. Declines in interest rates could cause the funding ratio to decline and the value of the obligations for pension and postretirement plans to increase. These factors could decrease the funded status of the pension and postretirement plans, increasing the likelihood or magnitude of future benefit expense and contributions.
For further discussion of these items, see MD&A, Market Risk.
Determination of the fair value and amount of credit losses for investments includes subjective judgments and could materially impact the results of operations and financial condition
The valuation of the portfolio includes subjective risk factors and the value of assets may differ from the actual amount received upon the sale of an asset. The degree of judgment required in determining fair values increases when:
•Market observable information is less readily available
•The use of different valuation assumptions may have a material effect on the assets’ fair values
•Changing market conditions could materially affect the fair value of investments
Additionally, the determination of the amount of credit losses varies by investment type and is based on ongoing evaluation and assessment of known and inherent risks associated with the respective asset class or investment.
Such evaluations and assessments are highly judgmental and are revised as conditions change and new information becomes available.
We update our evaluations regularly and reflect changes in credit losses in the results of operations. Our conclusions may ultimately prove to be incorrect as assumptions, facts and circumstances change. When estimating credit loss allowances, historical loss trends, consideration of current conditions, and forecasts may not be indicative of future changes in credit losses and additional amounts may need to be recorded in the future.
The Allstate Corporation 23

2024 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

Participation in indemnification programs subjects us to the risk that reimbursement for qualifying claims and claims expenses may not be received
Participation in state-based industry pools, facilities and associations may have a material, adverse effect on the results of operations and financial condition. Our largest exposure is associated with the Michigan Catastrophic Claim Association (“MCCA”), a state-mandated indemnification mechanism for qualified Personal Injury Protection losses that exceed a specified level. To the extent the MCCA’s current and future assessments are insufficient to reimburse its ultimate obligation on existing claims to member companies, our ability to obtain the 100% indemnification of ultimate losses could be impaired. We also participate in the Federal Government National Flood Insurance Program.
For further discussion of these items, see Regulation section, Indemnification Programs and Note 12 of the consolidated financial statements.
We may not be able to mitigate the impact associated with changes in capital requirements
Regulatory requirements affect the amount of capital to be maintained by our subsidiary insurance companies. Changes to requirements or regulatory interpretations may result in additional capital held in our insurance companies and could require us to increase prices, reduce sales of certain products, or accept a return on equity below original levels assumed in pricing.
A downgrade in financial strength ratings may have an adverse effect on our business
Financial strength ratings are important factors in establishing the competitive position of insurance companies and their access to capital markets. Rating agencies have and could downgrade or change the outlook on our ratings in the future due to:
•Changes in the financial profile or performance of one of our insurance companies
•Changes in a rating agency’s determination of the amount of capital required to maintain a particular rating
•Increases in the perceived risk of our investment portfolio, reduced confidence in management or business strategy, or other considerations that may or may not be under our control
A downgrade in ratings could have an adverse effect on sales, competitiveness, customer retention, the marketability of product offerings, liquidity, access to and cost of borrowing or refinancing existing debt obligations, results of operations and financial condition.

Business, strategy and operations
We operate in markets that are highly competitive
Markets in which we operate are highly competitive, and we must continually allocate resources to refine and improve products and services to maintain our reputation, enhance brand perception, and remain competitive. Negative publicity or other negative events could harm our reputation and brand perception, adversely impacting customer, employee and other relationships. If we are unsuccessful in generating new business, retaining customers or renewing contracts, or if marketing efforts and investments in brand enhancements are unsuccessful, our ability to maintain or increase premiums written or the ability to sell products could be adversely impacted.
Determining competitive position is complicated in the auto and homeowners insurance business as companies use different underwriting standards to accept new customers and quotes and close rates can fluctuate across companies and locations. Pricing of products is driven by multiple factors, including loss expectations, expense structure and dissimilar return targets. Additionally, sophisticated pricing algorithms make it difficult to determine what price potential customers would pay across competitors. Pricing increases could adversely impact customer retention and ability to attract new business.
Our ability to adequately and effectively price products is affected by the evolving nature of consumer needs and preferences, market and regulatory dynamics, broader use of telematics-based rate segmentation and potential change in consumer demand.
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
Changing consumer preferences may adversely impact the demand for our products which may adversely impact the business
Growth and retention may be impacted if customer preferences change and we are unable to effectively adapt our business model, technology and processes, including maintaining competitive products
24 www.allstate.com

2024 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
and allowing consumers to interact with us how they choose. Some competitors may offer a broader array of products than we do, or a more favorable customer experience. The business could be impacted by our ability to attract, serve and retain customers through distribution channels that they prefer.
Our business may also be adversely impacted by new or changing technologies
Technological changes, such as autonomous or partially autonomous vehicles or technologies that facilitate ride, car or home sharing could disrupt the demand for products from current customers, create coverage issues, impact the frequency or severity of losses, or reduce the size of the automobile insurance market causing our auto insurance business to decline. Since auto insurance constitutes a significant portion of the overall business, we may be more sensitive than other insurers and more adversely affected by trends that could decrease auto insurance rates or reduce demand for auto insurance over time.
Our ability to successfully deploy new technologies may adversely impact our business
Technological advancements and innovation are occurring at a rapid pace that may continue to accelerate. Nontraditional competitors could enter the insurance market and further accelerate these trends. Our competitive position could be impacted if we are unable to deploy, in a cost effective and competitive and minimally disruptive manner, technology such as artificial intelligence, large language models, machine learning and predictive analytics that collects and analyzes data to inform our decisions, or if our competitors collect and use data which we do not have the ability to access or use.
Innovations must be implemented in compliance with applicable insurance regulations and in a responsible and compliant manner. The maturity and effectiveness of currently available generative artificial intelligence technology is uncertain. The use of artificial intelligence may present ethical and reputational risks. Regulatory restrictions on the use of artificial intelligence may impose additional compliance or reporting obligations and may materially adversely affect our operations or ability to write business profitably in one or more jurisdictions.
Technological changes may require extensive modifications to our systems and processes and extensive coordination with and reliance on the systems and operations of third parties. If we are unable to adapt to or bring such advancements and innovations to market, the quality of our products, our relationships with customers and agents, competitive position and business prospects may be materially affected. Changes in technology related to collection and application of data regarding customers could expose us to regulatory or legal actions and may have a material adverse effect on our business, reputation, results of operations and financial condition.
Changes in technology and customer preferences may impact the ways in which we interact, do business with customers and design products. We may not be able to respond effectively or in a timely manner to these changes, including developing and deploying customer-facing technology to address these changing preferences and maintaining competitive technology, which could have an adverse effect on the results of operations and financial condition.
Executing our strategy to advance and innovate technology has and may continue to impact our workforce as we require new and different skills, particularly those in areas such as digital, data and analytics and technology to achieve our strategic goals. Advancements in technology and changes in consumer preferences may also impact our workforce needs in the future.
Transformative Growth strategy may not be effective
The Transformative Growth strategy is to accelerate growth by improving customer value, expanding customer access, increasing sophistication and investment in customer acquisition, deploying a new technology ecosystem and driving organizational transformation.
As part of the strategy, we have developed and continue to develop new insurance and non-insurance products and services to provide affordable, simple, and connected protection through multiple distribution channels. We have also expanded our product and service offerings through acquisitions and may continue to do so. If the strategy is not implemented effectively growth and profitability objectives could be adversely impacted. Lost business opportunities may result due to slower than anticipated speed to market. New products and services may not be as profitable as existing products, may not perform as well as we expect and may change risk exposures. External forces including competitor actions or regulatory changes may also have an adverse effect on the value generated from the transformation.
Our catastrophe management strategy may adversely affect premium growth
Catastrophe risk management actions have led us to reduce the size of the homeowners business in certain states, including customers with auto and other personal lines products, and may negatively impact future sales. Adjustments to the business structure, size and underwriting practices in markets with significant severe weather and catastrophe risk exposure could adversely impact premium growth rates and retention.
The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations
The Allstate Corporation is a holding company with no significant operations. Its principal assets are the stock of its subsidiaries and its directly held cash and investment portfolios. Its liabilities include debt and pension and other postretirement benefit obligations related to employees. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries, as described in Note 18 of the consolidated financial statements. The limitations are generally based on statutory income and surplus. In addition, competitive pressures generally require the
The Allstate Corporation 25

2024 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

subsidiaries to maintain insurance financial strength ratings. These restrictions and other regulatory requirements may affect the ability of subsidiaries to make dividend payments. Limits on the ability of the subsidiaries to pay dividends could adversely affect holding company liquidity, including the ability to pay dividends to shareholders, service debt or complete share repurchase programs as planned.
Changes in regulatory and rating agency capital metrics could decrease deployable capital and potentially reduce future dividends paid by our insurance companies.
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
For additional details, see Note 14 of the consolidated financial statements.
Insufficient reinsurance capacity or reinsurance at unacceptable prices may limit our ability to profitably write business
Market conditions impact the availability and cost of the reinsurance we purchase. Reinsurance may not remain continuously available to us to the same extent and on the same terms and rates as were historically available or is currently available. The ability to economically justify reinsurance to reduce catastrophe risk in designated areas may depend on our ability to adjust premium rates to fully or partially recover cost. If we cannot maintain an acceptable level of reinsurance or purchase new reinsurance protection in amounts we consider sufficient at acceptable prices, we would have to either accept an increase in our catastrophe exposure, reduce insurance exposure or seek other alternatives.
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
•Whether reinsurers, their affiliates or certain indemnitors have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract
•Whether insured losses meet the qualifying conditions of the reinsurance contract
•Asbestos, environmental and other run-off lines of business reinsurance counterparties may have increased credit risk and may not provide the level of coverage or collateral that we expect
Our inability to recover from a reinsurer could have a material effect on the results of operations and financial condition. Additionally, reinsurance protects up to a certain loss for each event and events that exceed coverages could subject us to higher than anticipated losses.
Acquisitions or divestitures of businesses may not produce anticipated benefits, resulting in operating difficulties, unforeseen liabilities or asset impairments
The ability to achieve certain anticipated financial benefits from the acquisition of businesses depends in part on our ability to successfully grow and integrate the businesses consistent with anticipated acquisition economics. Financial results could be adversely affected by unanticipated performance or compliance issues, unforeseen liabilities, transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees, challenges in integrating information technology systems and failure of cybersecurity controls, amortization of expenses related to intangibles, charges for impairment of long-term assets or goodwill and indemnifications.
Acquired businesses may not perform as projected, cost savings anticipated from the acquisition may not materialize, and costs associated with the integration may be greater than anticipated. As a result, if we do not manage these integrations effectively, the quality of our products as well as relationships with customers and partners may suffer and could result in the company not achieving returns on its investment at the level projected at acquisition.
We also may divest businesses from time to time. These transactions may require us to provide technology and administrative services or may result in continued financial involvement in the divested businesses, such as through transition services agreements, reinsurance, guarantees or other financial arrangements, following the transaction. If the acquiring companies do not perform under the arrangements, financial results could be negatively impacted.
26 www.allstate.com

2024 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
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
We may be subject to claims by third parties for patent, trademark or copyright infringement or breach of usage rights. Any such claims and any resulting litigation could result in significant expense and liability. If third-party providers or we are found to have infringed a third-party intellectual property right, either of us could be enjoined from providing certain products or services or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement costly workarounds. Any of these scenarios could have a material effect on the business and results of operations.
Loss of key vendor relationships, disruptions to the provision of products or services by a vendor, a vendor’s failure to restore critical services after a cybersecurity event, or failure of a vendor to provide and protect reliable data, and proprietary information, or personal information of our customers, claimants or employees could adversely affect our operations
We rely on services and products provided by many vendors in the U.S. and abroad. These include vendors of computer hardware, software, cloud technology and software as a service, as well as vendors or outsourcing of services such as:
•Claim and administrative services
•Call center services for customer support
•Human resource benefits management
•Information technology support
•Investment management services
•Financial and business support services
We continue to identify ways to improve operating efficiency and reduce cost, which may result in additional outsourcing arrangements or increased reliance on third-party technologies in the future. We may not be successful transitioning work to a vendor or a key vendor could become unable to continue to provide products or services, fail to meet service level standards, fail to protect our confidential, proprietary, and other information or deploy new technologies, such as artificial intelligence, in a manner that has an adverse impact on our operations. Additionally, if plans to restore and recover critical systems, data and operations along with vendor contingencies do not sufficiently address a vendor-related business interruption, we may suffer operational impairments and financial losses.
Our ability to attract, develop, and retain talent to maintain appropriate staffing levels and a successful work culture is critical to our success
Competition for qualified employees with highly specialized knowledge in areas such as underwriting, data and analytics, technology and cybersecurity, is intense and we have experienced increased competition in hiring and retaining employees. The increased prevalence of remote-working arrangements may contribute to higher turnover or lower employee engagement.
Factors that affect our ability to attract, develop and retain employees and maintain a successful work culture include:
•Compensation and benefits
•Training and employee engagement programs
•Reputation as a successful business with a culture of fair hiring, and of training and promoting qualified employees
•Recognition of and response to changing trends and other circumstances that affect employees
•Physical workspaces and return to office requirements
The unexpected loss of key personnel could have a material adverse impact on our business because of the loss of their skills, knowledge of our products and offerings and years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel.

Macro, regulatory and risk environment
Conditions in the global economy and capital markets could adversely affect the business and results of operations
Global economic and capital market conditions could adversely impact demand for our products, returns on our investment portfolio and results of operations. The conditions that would have the largest impact on our business include:
•Low or negative economic growth
•Interest rate levels
•Rising inflation increasing claims and claims expense
•Protectionist trade policy actions, such as tariffs and quotas
•Substantial increases in delinquencies or defaults on debt
•Significant downturns in the market value or liquidity of our investment portfolio
•Prolonged downturn in equity valuations
The Allstate Corporation 27

2024 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

•Reduced consumer spending and business investment
Stressed conditions, volatility and disruptions in global capital markets or financial asset classes could adversely affect our investment portfolio. Our assumptions about portfolio diversification may not hold across market conditions, which could lead to heightened investment losses.
Declines in consumer confidence and spending, including internationally, and periods of high unemployment or labor shortages could change consumer behaviors and impact the sales of our consumer protection plan products and other products and services we sell.
Capital and credit market conditions may significantly affect our ability to meet liquidity needs or obtain credit on acceptable terms
In periods of extreme volatility and disruption in the capital and credit markets, liquidity and credit capacity may be severely restricted. Our access to additional financing depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. In such circumstances, our ability to obtain capital to fund operating expenses, financing costs, capital expenditures or acquisitions may be limited, and the cost of any such capital may be significant.
A large-scale pandemic, the occurrence of terrorism, military actions, political and social unrest or other disruptive or destabilizing events may have an adverse effect on our business
A large-scale pandemic, the occurrence of terrorism, military actions, political and social unrest, declines in trust in government and businesses or other disruptive or destabilizing events may result in loss of life, property damage, and disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets, changes in interest rates, reduced liquidity and economic activity caused by such events. Additionally, such events could have a material effect on sales, liquidity and operating results.
The failure of cyber or other information security controls, could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impair our ability to conduct business effectively
We use technology, artificial intelligence and data to perform necessary business functions. There are threats that could impact our ability to protect our data and systems; if the threats materialize, they could impact:
•Confidentiality — protecting our data from disclosure to unauthorized parties
•Integrity — ensuring data is not changed accidentally or without authorization and is accurate
•Availability — ensuring our data and systems are accessible to meet business needs
We collect, use, store or transmit a large amount of confidential, proprietary and other information (including personal information of customers, claimants or employees) in connection with the operation of our business. Systems are subject to increased cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering.
We constantly defend against threats to our data and systems, including malware, ransomware and computer virus attacks, unauthorized access, system failures and disruptions. We have experienced breaches of data and systems, although to date none of these breaches has had a material effect on business, operations or reputation. Events like these may jeopardize the information processed and stored in, and transmitted through, computer systems and networks and otherwise cause interruptions or malfunctions in operations, which could result in damage to reputation, financial losses, litigation, increased costs, regulatory penalties or customer dissatisfaction.
These risks may increase in the future as threats become more sophisticated and we continue to expand internet and mobile strategies, develop additional remote connectivity solutions to serve our employees and customers, develop and expand products and services designed to protect customers’ digital footprint, and build and maintain an integrated digital enterprise. The risk of cyberattacks could be exacerbated by geopolitical tensions, including hostile actions taken by state-sponsored and terrorist organizations.
Use of third-party services (e.g., cloud technology, software as a service and artificial intelligence) can make it more difficult to identify and respond to cyberattacks. Service providers and other vendors may also be subject to cybersecurity risks and our efforts to review and assess their security controls may not be successful in preventing or mitigating the effects of such events.
The failure of our or third-party vendors’ business continuity plans to restore operations in a timely manner could result in business disruption and a financial impact
The occurrence of a disaster or event that results in the shutdown, disruption, degradation or unavailability of one or more of systems or facilities, unanticipated problems with disaster recovery processes, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on results of operations and financial condition, particularly if those events affect computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of employees were unavailable or unable to access systems due to such a disaster or event, our ability to effectively conduct business could be severely compromised.
28 www.allstate.com

2024 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
Losses from changing climate and weather conditions may adversely affect financial condition, profitability or cash flows
Climate change affects the occurrence of certain natural events, such as increasing the frequency or severity of wind, tornado, hailstorm and thunderstorm events due to increased convection in the atmosphere. There could also be more frequent wildfires in certain geographies, more flooding and the potential for increased severity of hurricanes. As a result, incurred losses from such events and the demand, price and availability of reinsurance coverages for automobile and homeowners insurance may be affected.
Climate change may also impact insurability by impairing our ability to identify and quantify potential hazards that will result in losses and offer customers products at an affordable price. The investment portfolio is also subject to the effects of climate change as economic shifts alter the return dynamic of long-term investments and increase valuation risk.
Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our businesses.
Efforts to meet evolving environmental, social, and governance standards may not meet stakeholders' expectations
Some existing or potential investors, customers, employees, regulators, and other stakeholders evaluate business practices according to a variety of environmental, social and governance (“ESG”) standards and expectations, including those related to climate change, inclusive diversity and equity, data privacy, and the well-being of our employees. Some regulators have proposed or adopted, or may propose or adopt, pro- or anti-ESG rules or standards applicable to the business.
Business practices and disclosures are evaluated against ESG standards which are continually evolving and not always well defined or readily measurable today. ESG-related expectations may also reflect contrasting or conflicting values or agendas. Our practices may not change in the particular ways or at the rate stakeholders expect. We may fail to meet our commitments or targets. Our policies and processes to evaluate and manage ESG priorities in coordination with other business priorities may not prove completely effective or fully satisfy our stakeholders. Customers and potential customers may choose not to do business with us and potential applicants and employees may choose not to work for us based on ESG practices and related policies and actions. We may face adverse regulatory, investor, media, or public scrutiny leading to business, reputational, or legal challenges.
Evolving privacy and data security regulations and increased focus on enforcement could impact our business, increase costs and any violations could subject us to regulatory fines and reputational impact
Personal information is subject to an increasing number of federal, state, local and international laws and regulations regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions and fines, litigation or public statements against us by consumer advocacy groups or others and could cause our employees and customers to lose trust in us, which could have an adverse effect on our reputation and business.
The failure to identify, measure and manage risk effectively, or the failure to restore business operations after a cybersecurity event, could have a material impact on our financial condition or results of operations
Integrated operational risk and return management processes and practices may not be sufficient to timely detect and mitigate operational risks, including those posed by third-party service providers, that could have an adverse effect on our reputation and business.
For additional information, see the Regulation section, Privacy Regulation and Data Security.
We are subject to extensive regulation, and uncertainty around the interpretation and implementation of regulations in the U.S. and internationally, and potential further restrictive regulation may increase operating costs and limit growth
We largely operate in the highly regulated insurance and broader financial services sectors and are subject to extensive laws, regulations, executive orders and directives that are complex and subject to change. Changes may lead to additional expenses, increased legal exposure, or increased reserve or capital requirements limiting our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by governmental authorities that exercise interpretive latitude, including:
•State insurance regulators
•State securities administrators
•State attorneys general
•U.S. Federal agencies including the SEC, the Financial Industry Regulatory Authority, the Department of Labor, the U.S. Department of Justice, the Consumer Financial Protection Bureau and the National Labor Relations Board
•Governments, regulators, and agencies in jurisdictions outside of the U.S. where we conduct business
Consequently, compliance with one regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue.
There is risk that one regulator’s or enforcement authority’s interpretation of a legal issue may change to our detriment. There is also a risk that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective. This could necessitate changes to practices that may adversely
The Allstate Corporation 29

2024 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

impact the business. In some cases, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities that we issue. These laws and regulations may limit the ability to grow or to improve the profitability of the business.
We conduct business outside of the United States, including customer, vendor and business partner relationships, process and information technology operations, and outsourcing of certain business functions. Our operations, vendors and business partnerships outside of the United States are subject to additional regulatory requirements and operating and political risks. In addition, governments outside of the U.S. have in the past and may in the future adopt laws and regulations applicable to our non-U.S. subsidiaries, including laws related to privacy, data security, human rights and the environment, that carry penalties for non-compliance based on consolidated enterprise revenue. We may incur substantial costs and other negative consequences if any of these risks occur, including an adverse effect on our business, results of operations and financial condition.
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
Losses from legal and regulatory actions may be material to the results of operations, cash flows and financial condition
We are involved in various legal actions, including class action litigation challenging a range of company practices; including coverages provided by insurance products, some of which involve claims for substantial or indeterminate amounts. We are also involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies. In the event of an unfavorable outcome in any of these matters, the ultimate liability may be more than amounts currently accrued or disclosed in our reasonably possible loss range and may be material to the results of operations, cash flows and financial condition. Additionally, judicial or legislative conditions, such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, plaintiffs targeting insurers in purported class action litigation relating to claims handling and other practices, and rulings concerning the availability or amount of certain types of damages could cause our ultimate liabilities to change from current expectations.
For additional information, see Note 16 of the consolidated financial statements.
Changes in or the application of accounting standards issued by standard-setting bodies and changes in tax laws may adversely affect results of operations and financial condition
Our financial statements are subject to GAAP, which are periodically revised, interpreted or expanded. Accordingly, we may be required to adopt new guidance or interpretations, which may have a material effect on the results of operations and financial condition and could adversely impact financial strength ratings.
•Market declines, changes in business strategies or other events impacting the fair value of goodwill or purchased intangible assets could result in an impairment charge to income
•Realization of deferred tax assets assumes that we can fully utilize the deductions recognized for tax purposes; we may recognize additional tax expense if these assets are not fully utilized
•New tax legislative initiatives may be enacted that may impact the effective tax rate and could adversely affect our tax positions or tax liabilities
For further details, see the Regulation section, MD&A, Application of Critical Accounting Estimates and Note 2 of the consolidated financial statements.
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
30 www.allstate.com

2024 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Governance
The Allstate Corporation Board of Directors (“Allstate Board”) has overall responsibility for oversight of enterprise risk.
The Audit Committee of the Allstate Board oversees the effectiveness of the cybersecurity program. The Audit Committee retains an external cybersecurity advisor to consult on cybersecurity matters and perform assessments of the Allstate Information Security Program (the “Program”).
The Chief Information Security Officer (“CISO”) regularly updates the Audit Committee and Allstate Board on Information Security Program status, cybersecurity risk management, the control environment, emerging threat intelligence and key risk and performance measurements.
Our CISO is responsible for the development and execution of the security strategy which protects Allstate’s information from external and internal cybersecurity threats. He has more than 20 years of information security leadership experience.
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
Information Security Program Allstate has implemented a robust Information Security Program to manage material risks from cybersecurity threats. The Company’s Program uses a risk-based, defense-in-depth approach to identify, assess and manage cybersecurity risks to the Company’s information assets and systems, enabling the business to achieve its objectives. The Information Security Program is aligned with industry best practices and standards including the ISO 27001/27002 standards, the Control Objectives for Information and Related Technologies Framework and the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”).
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
Allstate conducts risk and control assessments to proactively identify cybersecurity threats impacting the organization’s business processes. The Company conducts enterprise threat-based risk assessments for multiple aspects of the business, including applications, infrastructure, environments and business processes. Allstate documents the identified risks, tracking them based on potential impact and the likelihood of them occurring.
Allstate performs control effectiveness tests, vulnerability scans and penetration tests to assess controls and proactively identify vulnerabilities for prioritization and remediation. Findings are managed and tracked in accordance with Allstate’s governance, risk and compliance standards.
We also have a cybersecurity resiliency strategy that will enhance our ability to anticipate, withstand and recover from cybersecurity attacks and maintain the availability of our critical business operations. Cybersecurity resiliency plans improve our recovery speed to protect Allstate and its customers against adverse impacts due to ransomware and other cybersecurity events.
Item 2.  Properties
In North America, we occupy approximately 685 retail stores, administrative, data processing, claims handling and other support facilities that total 710 thousand square feet owned and 3.9 million square feet leased.
Outside North America, we own 1 property in Northern Ireland and lease locations in India, the United Kingdom and Australia.
The locations where Allstate exclusive agencies operate in the U.S. are typically leased by the agencies.
Item 3.  Legal Proceedings
Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 16 of the consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.
The Allstate Corporation 31

2024 Form 10-K
Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of January 31, 2025, there were 54,363 holders of record of The Allstate Corporation’s common stock. The principal market for the common stock is the New York Stock Exchange, where our common stock trades under the trading symbol “ALL”. Our common stock is also listed on the Chicago Stock Exchange.
Common stock performance graph
The following performance graph compares the cumulative total shareholder return on Allstate common stock for a five-year period (December 31, 2019 to December 31, 2024) with the cumulative total return of the S&P Property and Casualty Insurance Index (S&P P/C) and the S&P 500 stock index.

Value at each year-end of $100 initial investment made on December 31, 2019
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Allstate	$100.00	$99.88	$109.75	$129.88	$138.11	$194.19
S&P P/C	$100.00	$106.33	$124.95	$148.53	$164.49	$222.43
S&P 500	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85

32 www.allstate.com

2024 Form 10-K

Issuer purchases of equity securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2024 - October 31, 2024
Open Market Purchases	271	$190.57	—
November 1, 2024 - November 30, 2024
Open Market Purchases	5,140	$184.15	—
December 1, 2024 - December 31, 2024
Open Market Purchases	2,908	$204.01	—
Total	8,319	$191.30	—	$—
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
October: 271
November: 5,140
December: 2,908
Item 6.  [Reserved]
None.
The Allstate Corporation 33

2024 Form 10-K
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

34 www.allstate.com

2024 Form 10-K

2024 Highlights
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
This section of this Form 10-K generally discusses 2024 and 2023 results and year-to-year comparisons between 2024 and 2023. Discussions of 2022 results and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 of our annual report on Form 10-K for 2023, filed February 21, 2024.
The most important factors we monitor to evaluate the financial condition and performance for the Company include:
•Allstate Protection: premium, policies in force (“PIF”), new business sales, price changes, claim frequency and severity, catastrophes, loss ratio, expenses, underwriting results and combined ratio
•Protection Services: revenues, premium written, PIF and adjusted net income
•Allstate Health and Benefits: premiums, other revenue, new business sales, PIF, benefit ratio, expenses and adjusted net income
•Investments: exposure to market risk, asset allocation, credit quality, total return, net investment income, cash flows, net gains and losses on investments and derivatives, unrealized capital gains and losses, long-term returns and fixed income portfolio duration
•Financial condition: liquidity, parent holding company deployable assets, financial strength ratings, operating leverage, debt levels, book value per share and return on equity
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability segments and adjusted net income for the Protection Services, Allstate Health and Benefits, and Corporate and Other segments.
Underwriting income (loss) is calculated as premiums earned and other revenue, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization or impairment of purchased intangibles, and restructuring and related charges, as determined using accounting principles generally accepted in the United States of America (“GAAP”). We use this measure in our evaluation of results of operations to analyze profitability.
Adjusted net income (loss) is net income (loss) applicable to common shareholders, excluding:

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
Macroeconomic impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity, such as U.S. government fiscal and monetary policies, conflict in the Middle East, the Russia/Ukraine conflict, supply chain disruptions, labor shortages and potential trade policy actions, such as tariffs and quotas. These factors should be considered when comparing the current period to prior periods. Macroeconomic impacts are disclosed in Part 1 “Item 1A. Risk Factors’’, including the risk factors titled “A large-scale pandemic, the occurrence of terrorism, military actions, political and social unrest or other disruptive or destabilizing events may have an adverse effect on our business” and “Conditions in the global economy and capital markets could adversely affect the business and results of operations”. This is not inclusive of all potential impacts and should not be treated as such. Within the MD&A, we have included further disclosures related to macroeconomic impacts on our 2024 results.
Dispositions
On August 13, 2024, we entered into a share purchase agreement with StanCorp Financial Group, Inc. to sell American Heritage Life Insurance Company and American Heritage Service Company, comprising our employer voluntary benefits business for approximately $2.0 billion in cash. The employer voluntary benefits business is reported in the Allstate Health and Benefits segment, and beginning in the third quarter of 2024, the assets and liabilities of the business were classified as held for sale. The transaction is expected to close in the first half of 2025, subject to regulatory approvals and other customary closing conditions.
On January 30, 2025, Allstate entered into an agreement with Nationwide Life Insurance Company to sell Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the group health business for approximately $1.25 billion in cash, adjusted for the closing balance sheet. The group health business is reported in the Allstate Health and Benefits segment, and beginning in the first quarter of 2025, the assets
The Allstate Corporation 35

2024 Form 10-K
and liabilities of the business will be classified as held for sale. The transaction is expected to close during 2025, subject to regulatory approvals and other customary closing conditions. The individual health business will either be retained or divested.
The transaction prices less costs to sell exceeds the carrying value of the net assets of both transactions, resulting in an expected gain that will be recognized at closing of each transaction. The ultimate amount of the anticipated gain on the sales will be impacted by purchase price adjustments associated with certain pre-close transactions, changes in the carrying value of net assets, changes in accumulated other comprehensive income and the related tax effects.
See Note 4 of the consolidated financial statements for further information on the employer voluntary benefits disposition.
2024 Operating priorities and results
Allstate continued to focus on its operating priorities while successfully executing a comprehensive plan to improve auto insurance profitability and making substantial progress in advancing Transformative Growth. The table below summarizes the results of our 2024 Operating Priorities.

2024 Operating priorities (1)

Grow Customer Base	Achieve 2024 Plan Growth Objectives
Consolidated policies in force reached 208 million, a 7.2% increase from prior year. Allstate Protection policies in force decreased by 0.6% compared to the prior year, as continued growth in the homeowners insurance business was more than offset by declines in the auto insurance business.

Protection Services policies in force and revenue increased 9.3% and 16.7%, respectively, primarily due to growth at Allstate Protection Plans through expanding distribution relationships and protection offerings.

Achieve Target Economic Returns on Capital	Achieve 2024 Plan Returns	Return on average Allstate common shareholders’ equity was 25.8% in 2024.

Total return on the $72.61 billion investment portfolio was 3.8% in 2024. Proactive portfolio management repositioned the fixed income portfolio into longer duration and higher-yielding assets to increase income.

The Property-Liability combined ratio of 94.3 for the full year decreased compared to the prior year primarily reflecting successful execution of the Company’s comprehensive auto insurance profitability plan and lower catastrophe losses.

Execute Transformative Growth	Improve Customer Value
Enterprise Net Promoter Score, which measures how likely customers are to recommend Allstate, finished below the prior year, reflecting the impact of substantial price increases necessary to offset higher loss costs.

Improved over 25 million customer interactions.
	Expand Customer Access	Increased auto insurance new issued applications in all channels.

National General continues to build a strong competitive position in independent agent distribution with successful expansion on non-standard auto sales and roll-out of our auto and home Custom360 product now available in 30 states.

	Increase Sophistication and Investment in Customer Acquisition	Increased advertising and reduced underwriting restrictions as higher average premium outpaced increased loss costs per policy.
Deploy New Technology Ecosystems
Continued roll-out of Affordable, Simple and Connected auto insurance offering now available in 31 states for auto, 28 states for renters and Affordable, Simple and Connected homeowners insurance offering now available in 4 states.

Continued to build a digital enterprise by expanding utilization of machine-based learning and artificial intelligence.
	Drive Organizational Transformation	Streamlined the organization by reducing bureaucracy, risk aversion and organizational silos.
(1)2025 operating priorities will remain mostly consistent with the 2024 priorities.
36 www.allstate.com

2024 Form 10-K

Consolidated net income (loss) applicable to common shareholders
($ in millions)

Consolidated net income applicable to common shareholders was $4.55 billion in 2024 compared to net loss of $316 million in 2023, primarily due to improved underwriting results from increased earned premium and improved loss trends.
For the twelve months ended December 31, 2024, return on average Allstate common shareholders’ equity was 25.8% compared to (2.0)% for the twelve months ended December 31, 2023.

Total revenue
($ in millions)

Total revenue increased 12.3% to $64.11 billion in 2024 compared to 2023, primarily due to premium rate increases and higher net investment income.

Net investment income
($ in millions)

Net investment income increased $614 million to $3.09 billion in 2024 compared to 2023, primarily due to higher market-based investment results. Market-based results continue to benefit from portfolio repositioning into higher yielding fixed income securities and higher investment balances.

Financial highlights
Investments totaled $72.61 billion as of December 31, 2024, increasing from $66.68 billion as of December 31, 2023.
Allstate shareholders’ equity was $21.44 billion as of December 31, 2024 and $17.77 billion as of December 31, 2023. The increase is primarily due to net income, partially offset by dividends to shareholders.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $72.35 as of December 31, 2024, an increase of 21.8% from $59.39 as of December 31, 2023.
Return on average Allstate common shareholders’ equity For the twelve months ended December 31, 2024, return on Allstate common shareholders’ equity was 25.8%, an increase of 27.8 points from (2.0)% for the twelve months ended December 31, 2023, primarily due to net income applicable to common shareholders.
The Allstate Corporation 37

2024 Form 10-K
Summarized financial results

	Years Ended December 31,
($ in millions)	2024	2023	2022
Revenues
Property and casualty insurance premiums	$56,388	$50,670	$45,904
Accident and health insurance premiums and contract charges	1,921	1,846	1,832
Other revenue	2,930	2,400	2,344
Net investment income	3,092	2,478	2,403
Net gains (losses) on investments and derivatives	(225)	(300)	(1,072)
Total revenues	64,106	57,094	51,411

Costs and expenses
Property and casualty insurance claims and claims expense	(39,735)	(41,070)	(37,264)
Accident, health and other policy benefits	(1,241)	(1,071)	(1,042)
Amortization of deferred policy acquisition costs	(8,039)	(7,278)	(6,634)
Operating, restructuring and interest expenses	(9,087)	(7,685)	(7,832)
Pension and other postretirement remeasurement gains (losses)	37	(9)	(116)
Amortization of purchased intangibles	(280)	(329)	(353)
Total costs and expenses	(58,345)	(57,442)	(53,241)

Income (loss) from operations before income tax expense	5,761	(348)	(1,830)

Income tax (expense) benefit	(1,162)	135	488

Net income (loss)	4,599	(213)	(1,342)

Less: Net loss attributable to noncontrolling interest	(68)	(25)	(53)

Net income (loss) attributable to Allstate	4,667	(188)	(1,289)

Preferred stock dividends	(117)	(128)	(105)

Net income (loss) applicable to common shareholders	$4,550	$(316)	$(1,394)
Segment highlights
Allstate Protection underwriting income was $3.15 billion in 2024 compared to an underwriting loss of $2.09 billion in 2023, primarily due to increased premiums earned, favorable reserve reestimates and lower losses, partially offset by higher advertising costs.
Premiums written increased 11.1% to $55.93 billion in 2024 compared to $50.35 billion in 2023, reflecting higher premiums in auto and homeowners insurance.
Protection Services adjusted net income was $217 million in 2024 compared to $106 million in 2023. The increase in 2024 was due to premium growth at Allstate Protection Plans, improved claim severity at Allstate Roadside, higher lead sales revenue at Arity and both growth and lower costs at Allstate Identity Protection. Prior year adjusted net income was also negatively impacted by an increase in state income taxes for Allstate Dealer Services.
Premiums and other revenues increased 15.7% or $401 million to $2.96 billion in 2024 from $2.56 billion in 2023 primarily due to Allstate Protection Plans.
Allstate Health and Benefits adjusted net income was $186 million in 2024 compared to $242 million in 2023. The decrease was primarily due to increased benefit utilization across all lines of business.
Premiums and contract charges totaled $1.92 billion in 2024, an increase of 4.1% from $1.85 billion in 2023, primarily due to growth in individual health and group health, partially offset by a decline in employer voluntary benefits.
Income taxes
The effective tax rate is the ratio of income tax expense (benefit) divided by income (loss) from operations before income tax expense. For the year ended December 31, 2024, we reported an effective tax rate of 20.2% based on total income tax expense of $1.16 billion on total income from operations before income tax expense of $5.76 billion. The effective rate in 2024 is lower than the federal statutory rate of 21%, primarily due to tax benefits derived from tax credits, tax-exempt interest income, and share-based payments, offset by state income tax expense.
For the year ended December 31, 2023, we reported an effective tax rate of 38.8% based on a total income tax benefit of $135 million on the loss from operations before income tax benefit of $348 million. The effective tax rate in 2023 was higher than the federal statutory rate of 21% due to the additional tax benefit derived from tax credits, tax-exempt interest income and shared-based payments, offset by a change in valuation allowance and uncertain tax positions.
For additional information, see Note 17 of the consolidated financial statements.
38 www.allstate.com

2024 Form 10-K Property-Liability

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
•Implemented rate changes: represents the impact in the locations (U.S. states, the District of Columbia or Canadian provinces) where rate changes were implemented during the period as a percentage of total prior year-end premiums written.

The Allstate Corporation 39

2024 Form 10-K Property-Liability

Underwriting results
($ in millions, except ratios)	2024	2023	2022
Premiums written	$55,926	$50,347	$45,787
Premiums earned	$53,866	$48,427	$43,909
Other revenue	1,895	1,545	1,416
Claims and claims expense	(39,118)	(40,453)	(36,732)
Amortization of DAC	(6,676)	(6,070)	(5,570)
Other costs and expenses	(6,630)	(5,255)	(5,650)
Restructuring and related charges (1)	(51)	(143)	(44)
Amortization of purchased intangibles	(206)	(235)	(240)
Underwriting income (loss)	$3,080	$(2,184)	$(2,911)

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$5,334	$5,660	$3,094
Catastrophe reserve reestimates (2)	(370)	(24)	18
Total catastrophe losses	$4,964	$5,636	$3,112

Non-catastrophe reserve reestimates (2)	$62	$574	$1,726
Prior year reserve reestimates (2)	(308)	550	1,744

GAAP operating ratios
Loss ratio	72.6	83.5	83.6
Expense ratio (3)	21.7	21.0	23.0
Combined ratio	94.3	104.5	106.6
Effect of catastrophe losses on combined ratio	9.2	11.6	7.1
Effect of prior year reserve reestimates on combined ratio	(0.5)	1.2	3.9
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.7)	—	—
Effect of restructuring and related charges on combined ratio (1)	0.2	0.3	0.1
Effect of amortization of purchased intangibles on combined ratio	0.3	0.5	0.5
Effect of Run-off Property-Liability business on combined ratio	0.2	0.2	0.3
(1)Restructuring and related charges in 2024 primarily relate to the organizational transformation component of the Transformative Growth plan. See Note 15 of the consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
40 www.allstate.com

2024 Form 10-K Allstate Protection

Allstate Protection Segment
Private passenger auto, homeowners, and other personal lines insurance products are offered to consumers through exclusive agents, independent agents and directly to the consumer through contact centers and online. Our strategy is to offer products that allow customers to interact with us when, where and how they want affordable, simple and connected protection products. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Underwriting results
	For the years ended December 31,
($ in millions)	2024	2023	2022
Premiums written	$55,926	$50,347	$45,787
Premiums earned	$53,866	$48,427	$43,909
Other revenue	1,895	1,545	1,416
Claims and claims expense	(39,050)	(40,364)	(36,607)
Amortization of DAC	(6,676)	(6,070)	(5,570)
Other costs and expenses	(6,625)	(5,251)	(5,646)
Restructuring and related charges	(51)	(142)	(44)
Amortization of purchased intangibles	(206)	(235)	(240)
Underwriting income (loss)	$3,153	$(2,090)	$(2,782)
Catastrophe losses	$4,964	$5,636	$3,112
Underwriting income was $3.15 billion in 2024 compared to underwriting loss of $2.09 billion in 2023, primarily due to increased premiums earned, favorable reserve reestimates and lower losses, partially offset by higher advertising costs.

Change in underwriting results from 2023 to 2024
($ in millions)

Change in underwriting results from 2022 to 2023
($ in millions)

The Allstate Corporation 41

2024 Form 10-K Allstate Protection

Underwriting income (loss) by line of business
	For the years ended December 31,
($ in millions)	2024	2023	2022
Auto	$1,810	$(1,109)	$(3,014)
Homeowners	1,319	(803)	671
Other personal lines (1)	67	(39)	(88)
Commercial lines	(240)	(265)	(464)
Other business lines (2)	185	115	105
Answer Financial	12	11	8
Total	$3,153	$(2,090)	$(2,782)
(1)Include renters, condominium, landlord and other personal lines products.
(2)Other business lines represents commissions earned and other costs and expenses for Ivantage, non-proprietary life and annuity products, and lender-placed products.
Premium measures and statistics include PIF, new issued applications and average premiums to analyze our premium trends. Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on our Consolidated Statements of Financial Position.

Premiums written by line of business
	For the years ended December 31,
($ in millions)	2024	2023	2022
Auto	$37,296	$33,958	$30,666
Homeowners	14,416	12,584	11,209
Other personal lines	3,068	2,519	2,249
Commercial lines	495	720	1,124
Other business lines	651	566	539
Total premiums written	$55,926	$50,347	$45,787

Premiums earned by line of business
	For the years ended December 31,
($ in millions)	2024	2023	2022
Auto	$36,475	$32,940	$29,715
Homeowners	13,360	11,739	10,418
Other personal lines	2,823	2,387	2,159
Commercial lines	609	811	1,123
Other business lines	599	550	494
Total premiums earned	$53,866	$48,427	$43,909

Reconciliation of premiums written to premiums earned
	For the years ended December 31,
($ in millions)	2024	2023	2022
Total premiums written	$55,926	$50,347	$45,787
Increase in unearned premiums	(1,966)	(2,004)	(1,776)
Other	(94)	84	(102)
Total premiums earned	$53,866	$48,427	$43,909

Unearned premium balance by line of business
($ in millions)	As of December 31,
	2024	2023
Auto	$10,931	$10,116
Homeowners	8,060	6,986
Other personal lines	1,473	1,333
Commercial lines	248	349
Other business lines	355	317
Total	$21,067	$19,101

42 www.allstate.com

2024 Form 10-K Allstate Protection

Policies in force by line of business
PIF (thousands)	2024	2023	2022
Auto	24,936	25,283	26,034
Homeowners	7,511	7,338	7,260
Other personal lines	4,870	4,863	4,936
Commercial lines	213	284	311
Total	37,530	37,768	38,541
Auto insurance premiums written increased 9.8% or $3.34 billion in 2024 compared to 2023, primarily due to the following factors:
•Increased average premiums driven by rate increases. In 2024, rate increases of 10.4% were implemented in 55 locations, resulting in total insurance premium impact of 7.5%
•In 2024, we have removed underwriting restrictions in areas that represent the majority of Allstate brand countrywide premiums, which is expected to increase premiums written and PIF. In locations not achieving acceptable returns, we expect to continue to pursue targeted rate increases. In states where we are not achieving acceptable returns, we plan to implement rates that keep pace with increasing costs. See Note 9 for additional details on actions taken related to Adirondack Insurance Exchange and New Jersey Skylands Insurance Association
•PIF decreased 1.4% or 347 thousand to 24,936 thousand as of December 31, 2024 compared to December 31, 2023
•Increased new issued applications in all channels

Auto premium measures and statistics
	2024	2023	2022	2024 vs. 2023
New issued applications (thousands)
Allstate Protection by channel
Exclusive agency	2,579	2,294	2,401	12.4%
Independent agency	2,276	1,989	1,718	14.4
Direct	2,247	1,632	2,202	37.7
Total new issued applications	7,102	5,915	6,321	20.1

Allstate brand average premium	$843	$757	$659	11.4%
Homeowners insurance premiums written increased 14.6% or $1.83 billion in 2024 compared to 2023, primarily due to the following factors:
•Higher Allstate brand average premiums from implemented rate increases, combined with policies in force growth
•In 2024 rate increases of 14.5% were implemented in 53 locations, resulting in total insurance premium impact of 11.0%
•Increased new issued applications in the exclusive agency and direct channels
Policy growth is being driven primarily by the Allstate brand and is geographically widespread. We are not writing new homeowners business in California and Florida and we did not write new homeowners business in New Jersey in 2024. We are also non-renewing certain policies in Florida. We may not be able to grow in certain states without regulatory or legislative reforms that enable customers to be provided coverage at appropriate risk adjusted returns.
National General policy growth may be negatively impacted as we improve underwriting margins to targeted levels through underwriting and rate actions. See Note 9 for additional details on actions taken related to Adirondack Insurance Exchange and New Jersey Skylands Insurance Association.

Homeowners premium measures and statistics
	2024	2023	2022	2024 vs. 2023
New issued applications (thousands)
Allstate Protection by channel
Exclusive agency	946	800	826	18.3%
Independent agency	226	232	202	(2.6)
Direct	133	79	94	68.4
Total new issued applications	1,305	1,111	1,122	17.5

Allstate brand average premium	$2,021	$1,812	$1,614	11.5%
Other personal lines premiums written increased 21.8% or $549 million in 2024 compared to 2023, primarily due to involuntary auto policies purchased from other carriers by National General and Allstate brand landlords policies. We are not writing condominium new business in California and Florida and we are non-renewing certain policies in Florida.
Commercial lines premiums written decreased 31.3% or $225 million in 2024 compared to 2023, due to the strategic decision for the Allstate brand to stop
The Allstate Corporation 43

2024 Form 10-K Allstate Protection
writing new business and non-renew certain policies. We are committed to offering comprehensive commercial products to customers through our exclusive agency, independent agency and direct channels, with solutions offered by the National General brand, NEXT Insurance and other brokered solutions.
Other business lines premiums written increased 15.0% or $85 million in 2024 compared to 2023 due to growth in the lender-placed business.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity changes are used to describe the trends in loss costs.

Combined ratios by line of business
	For the years ended December 31,
	Loss ratio			Expense ratio (2)				Combined ratio
	2024	2023	2022	2024		2023	2022	2024	2023	2022
Auto	72.7	82.8	87.2	22.3		20.6	22.9	95.0	103.4	110.1
Homeowners	68.1	85.4	71.1	22.0		21.4	22.5	90.1	106.8	93.6
Other personal lines (1)	85.9	82.0	79.7	11.7		19.6	24.4	97.6	101.6	104.1
Commercial lines	111.5	105.8	120.7	27.9		26.9	20.6	139.4	132.7	141.3
Other business lines	55.8	48.4	39.5	13.3	(3)	30.7	39.2	69.1	79.1	78.7
Total	72.4	83.3	83.3	21.7		21.0	23.0	94.1	104.3	106.3
Impact of amortization of purchased intangibles				0.3		0.5	0.5	0.3	0.5	0.5
Impact of restructuring and related charges				0.2		0.3	0.1	0.2	0.3	0.1
(1)Expense ratio includes other revenue of $223 million, $57 million, and $19 million in 2024, 2023 and 2022, respectively, for fees on involuntary auto policies.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
(3)Includes anticipated return commissions on lender-placed business due to increased losses.

Loss ratios by line of business
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses			Effect of prior year reserve reestimates			Effect of catastrophe losses included in prior year reserve reestimates
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Auto	72.7	82.8	87.2	2.2	2.1	1.7	(1.0)	0.7	4.0	(0.1)	(0.2)	(0.2)
Homeowners	68.1	85.4	71.1	27.8	38.6	21.6	(2.9)	0.8	1.9	(2.4)	0.3	0.7
Other personal lines	85.9	82.0	79.7	12.8	14.6	12.3	7.7	0.8	(1.5)	(0.2)	(0.8)	0.1
Commercial lines	111.5	105.8	120.7	2.8	3.7	2.5	27.3	10.4	24.2	(0.8)	1.0	(0.1)
Other business lines	55.8	48.4	39.5	11.9	7.5	9.1	—	2.2	(1.2)	—	—	0.8
Total	72.4	83.3	83.3	9.2	11.6	7.1	(0.7)	1.0	3.6	(0.7)	—	—

Auto underwriting results
	For the periods ended
	2024				2023				2022
($ in millions, except ratios)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Underwriting income (loss)	$603	$486	$370	$351	$93	$(178)	$(678)	$(346)	$(974)	$(1,315)	$(578)	$(147)
Loss ratio	69.3	71.9	74.2	75.4	78.5	81.4	87.9	83.4	90.6	95.3	84.9	77.6
Effect of prior year non-catastrophe reserve reestimates	(0.4)	(0.6)	(1.9)	(0.7)	1.7	0.3	1.4	(0.1)	2.3	8.5	3.8	2.1
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
44 www.allstate.com

2024 Form 10-K Allstate Protection

Auto loss ratio decreased 10.1 points in 2024 compared to 2023 driven by increased earned premiums and lower non-catastrophe losses compared to the prior year. Estimated report year 2024 incurred claim severity for Allstate increased compared to report year 2023 for major coverages due to higher repair costs, a higher mix of total losses, an increase in claims with attorney representation, higher medical consumption, and inflation. Gross claim frequency decreased relative to the prior year. We continue to enhance our claims practices to manage loss costs by increasing resources and expanding re-inspections, accelerating resolution of bodily injury claims, and negotiating improved vendor services and parts agreements.
Homeowners loss ratio decreased 17.3 points in 2024 compared to 2023, primarily due to increased premiums earned and lower losses.
Gross claim frequency decreased in 2024 compared to 2023 primarily due to fewer claims reported related to water and fire perils. Paid claim severity increased in 2024 compared to 2023 due to inflationary loss cost pressure driven by increases in labor and materials costs. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the period.
Other personal lines loss ratio increased 3.9 points in 2024 compared to 2023, primarily due to higher losses and unfavorable reserve development, partially offset by increased premiums earned.
Commercial lines loss ratio increased 5.7 points in 2024 compared to 2023 primarily due to lower premiums earned driven by Allstate brand strategy changes and unfavorable reserve development related to the shared economy business, partially offset by lower non-catastrophe losses.
Other business lines loss ratio increased 7.4 points in 2024 compared to 2023 primarily due to higher losses.
Catastrophe losses decreased 11.9% or $672 million in 2024 compared to 2023 primarily due to lower losses per event for wind and hail events, partially offset by higher losses from hurricanes. Favorable prior year reserve reestimates of $370 million in 2024 were primarily due to reserve reestimates in homeowners lines for 2023 events.
We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first-party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms and freezes, tornadoes, hailstorms, wildfires, tropical storms, tsunamis, hurricanes, earthquakes and volcanoes.
We are also exposed to man-made catastrophic events, such as certain types of terrorism, civil unrest, wildfires or industrial accidents. The nature and level of catastrophes in any period cannot be reliably predicted.

Catastrophe losses by the type of event
	For the years ended December 31,
($ in millions)	Number of events	2024	Number of events	2023	Number of events	2022
Hurricanes/tropical storms	5	$1,180	3	$66	2	$399
Tornadoes	2	85	4	189	4	192
Wind/hail	113	3,832	136	5,065	106	1,936
Wildfires	10	71	4	335	9	52
Freeze/other events	2	166	2	5	3	515
Prior year reserve reestimates (1)		(370)		(24)		18
Total catastrophe losses	132	$4,964	149	$5,636	124	$3,112
(1)Includes reinsurance recoveries.
Catastrophe management
Historical catastrophe experience  For the last ten years, the average annual impact of catastrophes on our loss ratio was 8.6 points, but it has varied from 5.7 points to 11.6 points. The impact of catastrophes on the homeowners loss ratio in 2024 was 27.8 points compared to the average annual impact for the last ten years of 27.6 points. Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes by our participation in various state facilities. For further discussion of these facilities, see Note 16 of the consolidated financial statements. However, the impact of these actions may be diminished by the growth in insured values, the effect of state insurance laws and regulations and we may not be able to maintain our current level of reinsurance or purchase new reinsurance protection in amounts we consider sufficient at acceptable prices. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers including the California FAIR Plan Association. Because of our participation in these and other state facilities such as wind pools, we may be
The Allstate Corporation 45

2024 Form 10-K Allstate Protection
exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.
We have continued to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including the following:
•Continuing to limit or not offer new homeowners, manufactured home and landlord package policy business in certain coastal geographies. Additionally, we:
–Reduced our exposure to high-risk areas, including California and Florida. We have decreased our overall homeowner exposure in California by more than 50% since 2007. Additionally, from 2016 to 2022 we wrote a limited number of homeowners policies in select areas of California. In 2022 we stopped writing new homeowners and condominium business in the states of California and Florida. As a result, since December 31, 2023, PIF has declined by approximately 5.0% and 21% in California and Florida, respectively.
–Write homeowners coverage, excluding in Florida, through our excess and surplus lines carrier, North Light Specialty Insurance Company (“North Light”), which can include earthquake coverage (other than fire following earthquakes) that is currently ceded via quota share reinsurance.
•Increased capacity in our brokerage platform for customers not offered an Allstate policy. As of December 31, 2024, Ivantage had $2.57 billion non-proprietary premiums under management.
•Ceded wind exposure related to insured property located in wind pool eligible areas in certain states.
•Generally require higher deductibles for tropical cyclone than all peril deductibles which are in place for a large portion of coastal insured properties.
•Include coverage for flood-related losses for auto comprehensive damage coverage since we have additional catastrophe exposure, beyond the property lines, for auto customers who have purchased comprehensive damage coverage.
•Provide options of coverage for roof damage, including graduated coverage and pricing based on roof type and age. In 2024, premiums written totaled $8.75 billion or 60.7% of homeowners premiums written.
Hurricanes  We consider the greatest areas of potential catastrophe losses due to hurricanes to be major metropolitan centers along the eastern and gulf coasts of the United States. The average premium on a property policy near these coasts is generally greater than in other areas. However, average premiums are often not considered commensurate with the inherent risk of loss. In addition, as explained in Note 16 of the consolidated financial statements, in various states Allstate is subject to assessments from assigned risk plans, reinsurance facilities and joint underwriting associations providing insurance for wind related property losses.
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
Earthquakes  We do not offer earthquake coverage in most states. We retain approximately 23,000 PIF with earthquake coverage, with the largest number of policies located in Kentucky, due to regulatory and other reasons. We purchase reinsurance in Kentucky and enter into arrangements in many states to make earthquake coverage available through our brokerage platform.
We continue to have exposure to earthquake risk on certain policies that do not specifically exclude coverage for earthquake losses, including our auto policies, and to homeowners insurance fire losses following earthquakes. Allstate homeowner policyholders in California are offered coverage for damage caused by an earthquake through the California Earthquake Authority (“CEA”), a privately financed, publicly managed state agency created to provide insurance coverage for earthquake damage. Allstate is subject to assessments from the CEA under certain circumstances as explained in Note 16 of the consolidated financial statements. While North Light writes property policies in California, which can include earthquake coverage, this coverage is 100% ceded via quota share reinsurance.
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
Wildfires  Actions taken related to managing our risk of loss from wildfires include purchasing nationwide occurrence reinsurance, new and renewal inspection programs to identify and remediate wildfire risk as well as leveraging contemporary underwriting tools in select areas. While these programs are designed to mitigate risk, the exposure to wildfires still exists. We continue to manage our exposure and seek appropriate returns for the risks we write. In addition, as explained in Note 16 of the consolidated financial statements, Allstate is subject to assessments from
46 www.allstate.com

2024 Form 10-K Allstate Protection

the California FAIR Plan Association providing insurance for property losses. Refer to Note 1 for more information on the impact of the California wildfires.
To manage the exposure, we may implement further actions, similar to those already taken, in geographies where we are not achieving appropriate returns. However, we may maintain or opportunistically increase our presence in areas where adequate risk adjusted returns can be achieved.
Catastrophe reinsurance  The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during 2024 was $1.11 billion compared to $1.02 billion during 2023. Catastrophe placement premiums reduce net written and earned premium with approximately 80% of the reduction related to homeowners premium. A description of our current catastrophe reinsurance program appears in Note 12 of the consolidated financial statements.
Expense ratio increased 0.7 points in 2024 compared to 2023, primarily due to an increase in advertising costs, partially offset by higher earned premium growth relative to fixed costs.

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
($ in millions, except ratios)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Amortization of DAC	$6,676	$6,070	$5,570	$606	$500
Advertising expense	1,863	638	934	1,225	(296)
Other costs and expenses, net of other revenue	2,867	3,068	3,296	(201)	(228)
Amortization of purchased intangibles	206	235	240	(29)	(5)
Restructuring and related charges	51	142	44	(91)	98
Total underwriting expenses	$11,663	$10,153	$10,084	$1,510	$69

Premiums earned	$53,866	$48,427	$43,909	$5,439	$4,518

Expense ratio
Amortization of DAC	12.4	12.5	12.7	(0.1)	(0.2)
Advertising expense	3.5	1.3	2.2	2.2	(0.9)
Other costs and expenses, net of other revenue	5.3	6.4	7.5	(1.1)	(1.1)
Subtotal	21.2	20.2	22.4	1.0	(2.2)
Amortization of purchased intangibles	0.3	0.5	0.5	(0.2)	—
Restructuring and related charges	0.2	0.3	0.1	(0.1)	0.2
Total expense ratio	21.7	21.0	23.0	0.7	(2.0)
Deferred acquisition costs  We establish a DAC asset for costs that are related directly to the acquisition of new or renewal insurance policies, principally agent remuneration and premium taxes. DAC is amortized to income over the period in which premiums are earned.

DAC balance as of December 31 by product type
($ in millions)	2024	2023
Auto	$1,302	$1,207
Homeowners	958	890
Other personal lines	182	177
Commercial lines	31	42
Other business lines	75	63
Total DAC	$2,548	$2,379
The Allstate Corporation 47

2024 Form 10-K Run-off Property-Liability
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

Underwriting results
	For the years ended December 31,
($ in millions)	2024	2023	2022
Claims and claims expense
Asbestos claims	$(19)	$(44)	$(34)
Environmental claims	(10)	(18)	(56)
Other run-off lines	(39)	(27)	(35)
Total claims and claims expense	(68)	(89)	(125)
Operating costs and expenses	(5)	(5)	(4)
Underwriting loss	$(73)	$(94)	$(129)
Underwriting losses in 2024 of $73 million and $94 million in 2023 primarily related to our annual reserve review using established industry and actuarial best practices and loss adjustment expenses. The annual review resulted in unfavorable reserve reestimates totaling $58 million and $80 million in 2024 and 2023, respectively. The reserve reestimates are included as part of claims and claims expense.
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

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	December 31, 2024	December 31, 2023
Asbestos claims
Gross reserves	$1,124	$1,166
Reinsurance	(350)	(362)
Net reserves	774	804
Environmental claims
Gross reserves	320	331
Reinsurance	(61)	(64)
Net reserves	259	267
Other run-off claims
Gross reserves	439	445
Reinsurance	(58)	(72)
Net reserves	381	373
Total
Gross reserves	1,883	1,942
Reinsurance	(469)	(498)
Net reserves	$1,414	$1,444

48 www.allstate.com

2024 Form 10-K Run-off Property-Liability

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	December 31, 2024	December 31, 2023
Direct excess commercial insurance
Gross reserves	$1,082	$1,114
Reinsurance	(363)	(382)
Net reserves	719	732
Assumed reinsurance coverage
Gross reserves	581	603
Reinsurance	(54)	(54)
Net reserves	527	549
Direct primary commercial insurance
Gross reserves	133	140
Reinsurance	(51)	(61)
Net reserves	82	79
Other run-off business
Gross reserves	—	1
Reinsurance	—	—
Net reserves	—	1
Unallocated loss adjustment expenses
Gross reserves	87	84
Reinsurance	(1)	(1)
Net reserves	86	83
Total
Gross reserves	1,883	1,942
Reinsurance	(469)	(498)
Net reserves	$1,414	$1,444

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	December 31, 2024		December 31, 2023
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	58%	42%	57%	43%
Ceded (2)	62	38	63	37
Assumed reinsurance coverage
Gross reserves	34	66	32	68
Ceded	51	49	43	57
Direct primary commercial insurance
Gross reserves	54	46	59	41
Ceded	87	13	83	17
(1)Approximately 65% and 68% of gross case reserves as of December 31, 2024 and December 31, 2023, respectively, are subject to settlement agreements that define and limit our obligations.
(2)Approximately 72% of ceded case reserves as of both December 31, 2024 and December 31, 2023 are subject to settlement agreements that define and limit our obligations.
The Allstate Corporation 49

2024 Form 10-K Run-off Property-Liability

Gross payments from case reserves by type of exposure
($ in millions)	For the years ended December 31,
	2024	2023
Direct excess commercial insurance
Gross (1)	$67	$72
Ceded (2)	(25)	(27)
Assumed reinsurance coverage
Gross	45	45
Ceded	(2)	(8)
Direct primary commercial insurance
Gross	6	7
Ceded	(2)	—
(1) In 2024 and 2023, 87% and 85% of payments related to settlement agreements, respectively.
(2) In 2024 and 2023, 93% and 83% of payments related to settlement agreements, respectively.
Total net reserves as of December 31, 2024, included $723 million or 51% of estimated IBNR reserves compared to $762 million or 53% of estimated IBNR reserves as of December 31, 2023.
Total gross payments were $118 million and $124 million for 2024 and 2023, respectively. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $39 million and $35 million for 2024 and 2023, respectively. The allowance for uncollectible reinsurance recoverables was $61 million and $59 million as of December 31, 2024 and 2023, respectively. The allowance represents 11.3% and 10.3% of the related reinsurance recoverable balances as of December 31, 2024 and 2023, respectively.
50 www.allstate.com

2024 Form 10-K Protection Services

Protection Services Segment
    Protection Services is comprised of Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection. In 2024, Protection Services represented 80.0% of total PIF and 4.8% of premiums written. We offer consumer product protection plans, automotive protection and insurance products (including vehicle service contracts, guaranteed asset protection, road hazard tire and wheel and paintless dent repair protection), roadside assistance, mobility data collection services and analytic solutions using automotive telematics information and identity theft protection and remediation services. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2024	2023	2022
Premiums written	$2,797	$2,663	$2,699

Revenues
Premiums	$2,522	$2,243	$1,995
Other revenue	441	319	347
Intersegment insurance premiums and service fees (1)	180	138	149
Net investment income	94	73	48

Costs and expenses
Claims and claims expense	(641)	(632)	(532)
Amortization of DAC	(1,217)	(1,058)	(928)
Operating costs and expenses	(1,090)	(889)	(874)
Restructuring and related charges	(2)	(6)	(2)

Income tax expense on operations	(71)	(83)	(35)

Less: noncontrolling interest	(1)	(1)	(1)

Adjusted net income	$217	$106	$169

Allstate Protection Plans	$157	$117	$150
Allstate Dealer Services	21	(15)	35
Allstate Roadside	39	24	7
Arity	(8)	(18)	(11)
Allstate Identity Protection	8	(2)	(12)
Adjusted net income	$217	$106	$169

Policies in force
Allstate Protection Plans	159,761	145,292	138,726
Allstate Dealer Services	3,710	3,776	3,865
Allstate Roadside	758	553	531
Allstate Identity Protection	2,511	2,884	3,112
Policies in force as of December 31 (in thousands)	166,740	152,505	146,234
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our consolidated financial statements.
Premiums written increased 5.0% or $134 million in 2024 compared to 2023, primarily due to international growth at Allstate Protection Plans, partially offset by lower sales at Allstate Roadside.
Adjusted net income increased 104.7% or $111 million in 2024 compared to 2023, due to premium growth at Allstate Protection Plans, improved claim severity at Allstate Roadside, higher lead sales revenue at Arity and both growth and lower costs at Allstate Identity Protection. Prior year adjusted net income was also negatively impacted by an increase in state income taxes for Allstate Dealer Services.
PIF increased 9.3% or 14 million in 2024 compared to 2023 due to growth at Allstate Protection Plans.
Other revenue increased 38.2% or $122 million in 2024 compared to 2023, primarily due to higher revenue from increased customer lead sale purchases at Arity.
The Allstate Corporation 51

2024 Form 10-K Protection Services
Intersegment premiums and service fees increased 30.4% to $180 million in 2024 compared to 2023, driven by increased lead sale purchases and higher software revenue at Arity.
Claims and claims expense increased 1.4% or $9 million in 2024 compared to 2023, primarily driven by growth at Allstate Protection Plans partially offset by improved margins at Allstate Protection Plans resulting from lower frequency and lower claim severity at Allstate Roadside.
Amortization of DAC increased 15.0% or $159 million in 2024 compared to 2023, driven by growth at Allstate Protection Plans.
Operating costs and expenses increased 22.6% or $201 million in 2024 compared to 2023, primarily due to expenses related to growth at Arity and Allstate Protection Plans, partially offset by lower expenses at Allstate Roadside and Allstate Identity Protection.

52 www.allstate.com

2024 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense
Reserve for Property and Casualty Insurance Claims and Claims Expense
Underwriting results are significantly influenced by estimates of claims and claims expense reserves. The facts and circumstances leading to reestimates of reserves relate to claim activity and updates to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur when actual losses differ from those predicted by the estimated development factors used in prior reserve estimates. For a description of our reserve process, see Note 10 of the consolidated financial statements. For a description of our reserving policies and the potential variability in our reserve estimates, see the Application of Critical Accounting Estimates section of the MD&A. Reserves are an estimate of amounts necessary to settle all outstanding claims, including IBNR claims, as of the reporting date.
We believe the net loss reserves exposures are appropriately established based on available facts, laws and regulations.

Total claims and claims expense reserves, net of recoverables (“net reserves”), as of December 31
($ in millions)	2024	2023	2022
Allstate Protection	$31,846	$29,969	$26,876
Run-off Property-Liability	1,414	1,444	1,451
Total Property-Liability	33,260	31,413	28,327
Protection Services	55	49	38
Total net reserves	$33,315	$31,462	$28,365

Reserve for property and casualty insurance claims and claims expense	$41,917	$39,858	$37,541
Less: reinsurance and indemnification recoverables (1)	8,602	8,396	9,176
Total net reserves	$33,315	$31,462	$28,365
(1)Includes $6.41 billion, $6.36 billion and $6.66 billion of unpaid indemnification recoverables related to the Michigan Catastrophic Claims Association (“MCCA”) as of December 31, 2024, 2023 and 2022, respectively.

Impact of reserve reestimates on combined ratio and net income applicable to common shareholders (1) (2)
	2024		2023		2022
($ in millions, except ratios)	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio
Allstate Protection	$(376)	(0.7)	$461	0.9	$1,619	3.6
Run-off Property-Liability	68	0.2	89	0.2	125	0.3
Total Property-Liability	(308)	(0.5)	550	1.1	1,744	3.9
Protection Services	—	—	(1)	—	(3)	—
Total	$(308)		$549		$1,741

Reserve reestimates, after-tax	$(243)		$434		$1,375
Consolidated net (loss) income applicable to common shareholders	$4,550		$(316)		$(1,394)
Reserve reestimates as a % impact on consolidated net income (loss) applicable to common shareholders	5.3%		NM		(98.6)%
Property-Liability prior year reserve reestimates included in catastrophe losses	$(370)		$(24)		$18
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using property and casualty premiums earned.
NM = not meaningful
The Allstate Corporation 53

2024 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense
The following tables reflect the accident years to which the reestimates shown above are applicable. Favorable reserve reestimates are shown in parentheses.

Prior year reserve reestimates
($ in millions)
2024	2019 & prior	2020	2021	2022	2023	Total
Allstate Protection	$228	$80	$276	$444	$(1,404)	$(376)
Run-off Property-Liability	68	—	—	—	—	68
Total Property-Liability	296	80	276	444	(1,404)	(308)
Protection Services	—	—	—	—	—	—
Total	$296	$80	$276	$444	$(1,404)	$(308)

2023	2018 & prior	2019	2020	2021	2022	Total
Allstate Protection	$230	$130	$84	$401	$(384)	$461
Run-off Property-Liability	89	—	—	—	—	89
Total Property-Liability	319	130	84	401	(384)	550
Protection Services	—	—	—	—	(1)	(1)
Total	$319	$130	$84	$401	$(385)	$549

2022	2017 & prior	2018	2019	2020	2021	Total
Allstate Protection	$27	$161	$294	$345	$792	$1,619
Run-off Property-Liability	125	—	—	—	—	125
Total Property-Liability	152	161	294	345	792	1,744
Protection Services	—	—	—	—	(3)	(3)
Total	$152	$161	$294	$345	$789	$1,741
Allstate Protection
The table below shows Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2024, 2023, and 2022, and the effect of reestimates in each year.

Impact of reserve reestimates by line on net reserves, combined ratio and underwriting income
	2024			2023			2022
($ in millions)	January 1 reserves	Reserve reestimates	Effect on combined ratio	January 1 reserves	Reserve reestimates	Effect on combined ratio	January 1 reserves	Reserve reestimates	Effect on combined ratio
Auto (1)	$21,286	$(364)	(0.7)	$19,365	$244	0.5	$16,078	$1,185	2.7
Homeowners (1)	4,754	(395)	(0.7)	3,520	102	0.2	2,731	200	0.4
Other personal lines	1,736	217	0.4	1,653	19	0.1	1,844	(32)	(0.1)
Commercial lines and other (2)	2,193	166	0.3	2,338	96	0.2	1,471	266	0.6
Total Allstate Protection	$29,969	$(376)	(0.7)	$26,876	$461	1.0	$22,124	$1,619	3.6

Underwriting income (loss)		$3,153			$(2,090)			$(2,782)
(1)2022 beginning reserves includes a $944 million reclassification of reserves from homeowners to auto.
(2)Includes the unamortized fair value adjustment related to the acquisition of National General.
Favorable reserve reestimates in 2024 totaled $376 million, representing 11.9% of underwriting income, were primarily due to catastrophe reserve reestimates in homeowners and non-catastrophe reserve reestimates in personal auto lines, partially offset by unfavorable reserve reestimates in other personal lines and commercial lines driven by transportation network company coverage no longer offered.
Unfavorable reserve reestimates in 2023 totaled $461 million and represented 22.1% of the underwriting loss and were primarily due to National General personal auto lines, homeowners and commercial lines.

54 www.allstate.com

2024 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense
Run-off Property-Liability
We conduct an annual review in the third quarter of each year to evaluate and establish asbestos, environmental and other run-off reserves. Reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive methodology determines reserves based on assessments of the characteristics of exposure (e.g., claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by policyholders.

Run-off Property-Liability net reserve reestimates
	2024		2023		2022
($ in millions)	January 1 reserves	Reserve reestimates	January 1 reserves	Reserve reestimates	January 1 reserves	Reserve reestimates
Asbestos claims	$804	$19	$811	$44	$828	$34
Environmental claims	267	10	267	18	226	56
Other run-off lines	373	39	373	27	367	35
Total	$1,444	$68	$1,451	$89	$1,421	$125

Underwriting loss		$(73)		$(94)		$(129)
Reserve reestimates in 2024 primarily related to our annual reserve review based on new reported information for asbestos related claims and adverse developments within the other run-off lines, and loss adjustment expenses.
Reserve reestimates in 2023 primarily related to the annual reserve review based on new reported information and defense costs for asbestos related claims and other run-off exposures and higher than expected environmental reported losses, and loss adjustment expenses.

Reserves and claim activity before (Gross) and after (Net) the effects of reinsurance
	2024		2023		2022
($ in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,166	$804	$1,190	$811	$1,210	$828
Incurred claims and claims expense	28	19	56	44	59	34
Claims and claims expense paid	(70)	(49)	(80)	(51)	(79)	(51)
Ending reserves	$1,124	$774	$1,166	$804	$1,190	$811

Annual survival ratio	16.1	15.8	14.6	15.8	15.1	15.9
3-year survival ratio	14.6	15.3	13.8	14.8	13.1	14.0

Environmental claims
Beginning reserves	$331	$267	$328	$267	$273	$226
Incurred claims and claims expense	11	10	23	18	79	56
Claims and claims expense paid	(22)	(18)	(20)	(18)	(24)	(15)
Ending reserves	$320	$259	$331	$267	$328	$267

Annual survival ratio	14.5	14.4	16.6	14.8	13.7	17.8
3-year survival ratio	14.3	15.2	14.4	15.1	14.5	15.4

Combined environmental and asbestos claims
Annual survival ratio	15.7	15.4	15.0	15.5	14.7	16.3
3-year survival ratio	14.6	15.3	13.9	14.8	13.3	14.3
Percentage of IBNR in ending reserves		54.0%	0	55.7%	0	55.9%
The survival ratio is calculated by taking our ending reserves divided by payments made during the year. This is a commonly used but simplistic and imprecise approach to measuring the adequacy of asbestos and environmental reserve levels. Many factors, such as mix of business, level of coverage provided and settlement procedures have significant impacts on the amount of environmental and asbestos claims and claims expense reserves, claim payments and the resultant ratio. As payments result in corresponding reserve reductions, survival ratios can be expected to vary over time. The combined asbestos and environmental net 3-year survival ratio in 2024 increased from 2023 due to lower average payments.
The Allstate Corporation 55

2024 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense

Net asbestos reserves by type of exposure and total reserve additions
	December 31, 2024		December 31, 2023		December 31, 2022
($ in millions)	Net reserves	% of reserves	Net reserves	% of reserves	Net reserves	% of reserves
Direct:
Primary	$9	1.2%	$9	1.1%	$9	1.1%
Excess	261	33.7	263	32.7	257	31.7
Total direct	270	34.9	272	33.8	266	32.8
Assumed reinsurance	90	11.6	91	11.3	97	12.0
IBNR	414	53.5	441	54.9	448	55.2
Total net reserves	$774	100.0%	$804	100.0%	$811	100.0%
Total reserve additions	$19		$44		$34
IBNR net reserves decreased $27 million as of December 31, 2024 compared to December 31, 2023. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current policyholders and ceding companies.
Reinsurance and indemnification programs  We purchase significant reinsurance to manage our aggregate countrywide exposure to an acceptable level. The price and terms of reinsurance and the credit quality of the reinsurer are considered in the purchase process. We utilize reinsurance to reduce exposure to catastrophe risk and manage capital, and to support the required statutory surplus and the insurance financial strength ratings of certain subsidiaries such as Castle Key Insurance Company (“CKIC”) and Allstate New Jersey Insurance Company (“ANJ”). We have also purchased reinsurance to mitigate exposures in our long-tail liability lines, including environmental, asbestos and other run-off lines as well as our commercial lines. We also participate in various indemnification mechanisms, including state-based industry pool or facility programs mandating participation by insurers offering certain coverage in their state and the federal government National Flood Insurance Program (“NFIP”). See Note 12 of the consolidated financial statements for additional details on these programs.
Intercompany reinsurance We enter into certain intercompany insurance and reinsurance transactions in order to maintain underwriting control and manage insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.
Catastrophe reinsurance We anticipate completing the placement of our 2025 nationwide catastrophe reinsurance program in the first half of 2025. For further details of the existing 2024 program, see Note 12 of the consolidated financial statements.
56 www.allstate.com

2024 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense

Reinsurance and indemnification recoverables, net of the allowance established for uncollectible amounts
	S&P financial strength rating (1)	A.M. Best financial strength rating (1)	Reinsurance or indemnification recoverables on paid and unpaid claims, net
($ in millions)			2024	2023
Indemnification programs
State-based industry pool or facility programs
MCCA (2)	N/A	N/A	$6,478	$6,424
North Carolina Reinsurance Facility (“NCRF”)	N/A	N/A	456	382
New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”)	N/A	N/A	370	326
Florida Hurricane Catastrophe Fund (“FHCF”)	N/A	N/A	73	82
Other			34	32
Federal Government - NFIP	N/A	N/A	279	76
Subtotal			7,690	7,322

Catastrophe reinsurance recoverables
Renaissance Reinsurance Limited	A+	A+	44	31
Sanders RE II Ltd.	N/A	N/A	31	36
DaVinci Reinsurance Limited	A+	A	31	19
Other			271	264
Subtotal			377	350

Other reinsurance recoverables, net (3)
Lloyd’s of London	N/A	A+	175	180
Pacific Valley Insurance Company, Inc.	N/A	N/A	77	67
Westport Insurance Corporation	AA-	A+	75	87
Aleka Insurance Inc.	N/A	N/A	62	113
Swiss Reinsurance America Corporation	AA-	A+	35	47
Other, including allowance for credit losses			368	458
Subtotal			792	952

Total Property-Liability			8,859	8,624

Protection Services			28	26

Total			$8,887	$8,650
(1)N/A reflects no S&P Global Ratings (“S&P”) or A.M. Best ratings available.
(2)As of December 31, 2024 and 2023, MCCA includes $71 million and $62 million of reinsurance recoverable on paid claims, respectively, and $6.41 billion and $6.36 billion of reinsurance recoverable on unpaid claims, respectively.
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
Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation. The Company has not had any credit losses related to these programs, and we do not anticipate losses in the foreseeable future. We also have not experienced credit losses on our catastrophe reinsurance programs, which include highly rated reinsurers.
The allowance for uncollectible reinsurance relates to other reinsurance programs primarily related to our Run-off Property-Liability segment. The allowance was $63 million and $62 million as of December 31, 2024 and 2023, respectively.
The Allstate Corporation 57

2024 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense
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
For further details related to our reinsurance and indemnification recoverables, see the Regulation section in Part I and Note 12 of the consolidated financial statements.

Effects of reinsurance ceded and indemnification programs on premiums earned and claims and claims expense
	For the years ended December 31,
($ in millions)	2024	2023	2022
Allstate Protection - Premiums
Indemnification programs
State-based industry pool or facility programs
NCRF	$441	$323	$300
MCCA	26	29	18
PLIGA	8	7	7
FHCF	23	28	24
Other	1	1	—
Federal Government - NFIP (1)	368	327	319
Catastrophe reinsurance	1,088	995	764
Other reinsurance programs	93	110	261
Total Allstate Protection	2,048	1,820	1,693
Run-off Property-Liability	—	—	—
Total Property-Liability	2,048	1,820	1,693
Protection Services	162	169	176
Total effect on premiums earned	$2,210	$1,989	$1,869

Allstate Protection - Claims
Indemnification programs
State-based industry pool or facility programs
MCCA	$180	$(185)	$116
NCRF	425	379	294
PLIGA	60	14	(24)
FHCF	(1)	(6)	74
Other	1	1	—
Federal Government - NFIP (1)	618	102	435
Catastrophe reinsurance	198	32	298
Other reinsurance programs	97	151	261
Total Allstate Protection	1,578	488	1,454
Run-off Property-Liability	2	29	50
Total Property-Liability	1,580	517	1,504
Protection Services	136	116	96
Total effect on claims and claims expense	$1,716	$633	$1,600
(1)See Note 12 of the consolidated financial statements for additional details on the National Flood Insurance Program.
In 2024, ceded premiums earned increased primarily due to NCRF and catastrophe reinsurance. In 2023, ceded premiums earned increased primarily due to catastrophe reinsurance.
In 2024, ceded claims and claims expenses increased $1.08 billion primarily due to an increase in the IBNR loss reserve for NFIP related to Hurricane Helene, catastrophe reinsurance, and a prior year reduction in gross reserves for Michigan Personal Injury Protection (“PIP”) coverage. In 2023, ceded claims and claims expenses decreased $967 million primarily due to lower amounts related to NFIP, and a reduction in gross reserves for Michigan PIP coverage. For further discussion of these items, see Regulation, Indemnification Programs and Note 12 of the consolidated financial statements.
58 www.allstate.com

2024 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense

Michigan PIP reserve and claim activity before and after the effects of MCCA recoverables
	For the years ended December 31,
	2024		2023		2022
($ in millions)	Gross	Net	Gross	Net	Gross	Net
Beginning reserves	$7,003	$641	$7,393	$735	$7,387	$747
Incurred claims and claims expense - current year	284	78	307	102	451	175
Incurred claims and claims expense - prior years	(38)	(14)	(455)	(60)	(159)	(15)
Claims and claims expense paid - current year	(21)	(21)	(21)	(20)	(26)	(26)
Claims and claims expense paid - prior years	(200)	(63)	(221)	(116)	(260)	(146)
Ending reserves (1)	$7,028	$621	$7,003	$641	$7,393	$735
(1)Gross reserves for the year ended December 31, 2024, comprise 70% case reserves and 30% IBNR. Gross reserves for the year ended December 31, 2023, comprise 77% case reserves and 23% IBNR. Gross reserves for the year ended December 31, 2022, comprise 76% case reserves and 24% IBNR. The MCCA does not require member companies to report ultimate case reserves.
Pending MCCA claims differ from most personal lines insurance pending claims as other personal lines policies incurred claims settle in shorter periods due to having a coverage limit. MCCA claims can be outstanding for a claimant’s lifetime, as there is no contractual limitation on any policy effective July 1, 2020 or prior, and on policies that selected the unlimited PIP benefits option on or after July 2, 2020. Many of these injuries are catastrophic in nature, resulting in serious permanent disabilities that require attendant and residential care for periods that may span decades. A significant portion of the ultimate incurred claim reserves and the recoverables can be attributed to a small number of catastrophic claims that occurred more than five years ago and continue to pay lifetime benefits.
As of December 31, 2024, approximately 90% of our 1,300 catastrophic claims that are eligible for reimbursement by the MCCA occurred more than 5 years ago and continue to incur costs. There are 63 claims with reserves in excess of $15 million as of December 31, 2024, which comprise approximately 24% of the gross ending reserves in the table above. As a result, significant developments with a single claimant can result in volatility in prior year incurred claims.

Pending, new and closed claims for Michigan PIP exposure
	For the years ended December 31,
Number of claims (1)	2024	2023	2022
Pending, beginning of year	4,726	5,568	5,421
New	6,612	6,496	8,059
Closed	(7,027)	(7,338)	(7,912)
Pending, end of year	4,311	4,726	5,568
(1)Total claims includes those covered and not covered by the MCCA indemnification.

The Allstate Corporation 59

2024 Form 10-K Allstate Health and Benefits
Allstate Health and Benefits Segment
Allstate Health and Benefits offers employer voluntary benefits, group health and individual health products, including life, accident, critical illness, hospital indemnity, short-term disability and other health products.
In 2024, Allstate Health and Benefits represented 2.0% of total PIF. Our target customers are small group employers and consumers with family and financial protection needs. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.
On August 13, 2024, we entered into a share purchase agreement with StanCorp Financial Group, Inc. to sell American Heritage Life Insurance Company and American Heritage Service Company, comprising the Company’s employer voluntary benefits business, reported within this segment. The transaction is expected to close in the first half of 2025, subject to regulatory approvals and other customary closing conditions. For additional information on the disposition, see Note 4.
On January 30, 2025, Allstate entered into an agreement with Nationwide Life Insurance Company to sell Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the group health business. The transaction is expected to close during 2025, subject to regulatory approvals and other customary closing conditions. The individual health business will either be retained or divested.

Summarized financial information
	For the years ended December 31,
($ in millions)	2024	2023	2022
Revenues
Accident and health insurance premiums and contract charges	$1,921	$1,846	$1,832
Other revenue	522	447	402
Net investment income	100	82	69

Costs and expenses
Accident, health and other policy benefits	(1,241)	(1,071)	(1,042)
Amortization of DAC	(146)	(150)	(136)
Operating costs and expenses	(915)	(842)	(814)
Restructuring and related charges	(3)	(7)	(2)

Income tax expense on operations	(52)	(63)	(64)
Adjusted net income	$186	$242	$245

Benefit ratio (1)	62.8	56.2	55.1

Employer voluntary benefits (2)	$85	$100	$124
Group health (3)	71	95	90
Individual health (4)	30	$47	31
Adjusted net income	$186	$242	$245

Policies in force
Employer voluntary benefits (2)	3,464	3,590	3,783
Group health (3)	140	136	119
Individual health (4)	471	417	394
Policies in force as of December 31 (in thousands)	4,075	4,143	4,296
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $34 million, $33 million, and $33 million for the years ended December 31, 2024, 2023, and 2022, respectively, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Premiums and contract charges increased 4.1% or $75 million in 2024 compared to 2023, primarily due to growth in individual health and group health, partially offset by a decline in employer voluntary benefits.
60 www.allstate.com

2024 Form 10-K Allstate Health and Benefits

Premiums and contract charges by line of business
	For the years ended December 31,
($ in millions)	2024	2023	2022
Employer voluntary benefits	$985	$1,001	$1,033
Group health	481	440	385
Individual health	455	405	414
Premiums and contract charges	$1,921	$1,846	$1,832
Adjusted net income decreased $56 million in 2024 compared to 2023, primarily due to increased benefit utilization across all lines of business.
New annualized premium sales (annualized premiums at initial employer voluntary benefit customer enrollment or health policy sale) were $732 million in both 2024 and 2023.
Other revenue increased $75 million in 2024 compared to 2023, primarily due to increases in third party commission revenue for the individual health business and administrative fees in the group health business.
Accident, health and other policy benefits increased 15.9% or $170 million in 2024 compared to 2023, primarily due to higher benefit utilization in all businesses and growth in group health and individual health.
Accident, health and other policy benefits include changes in the reserve for future policy benefits, expected development on reported claims, and reserves for incurred but not reported claims as shown in Note 11 of the consolidated financial statements.
Benefit ratio increased 6.6 points to 62.8 in 2024 compared to 56.2 in 2023, primarily due to higher claims experience across all lines of business.
Amortization of DAC decreased 2.7% or $4 million in 2024 compared to 2023. For information on changes in DAC, see Note 13 of the consolidated financial statements.

Operating costs and expenses
($ in millions)	Employer voluntary benefits	Group health	Individual health	Total
2024
Non-deferrable commissions	$83	$108	$155	$346
Operating costs and expenses	212	174	183	569
Total	$295	$282	$338	$915

2023
Non-deferrable commissions	$87	$97	$135	$319
Operating costs and expenses	206	159	158	523
Total	$293	$256	$293	$842

2022
Non-deferrable commissions	$95	$83	$143	$321
Operating costs and expenses	191	133	169	493
Total	$286	$216	$312	$814
Operating costs and expenses increased $73 million in 2024 compared to 2023, primarily due to growth in individual health and group health.
The Allstate Corporation 61

2024 Form 10-K Investments
Investments
Overview and strategy
The return on our investment portfolios is an important component of our ability to offer value to customers, fund business improvements and create value for shareholders. Investment portfolios are held for Property-Liability, Protection Services, Allstate Health and Benefits and Corporate and Other operations. While taking into consideration the investment portfolio in aggregate, management of the underlying portfolios is significantly influenced by the nature of each respective business and its corresponding liability profile. For each business, we identify a strategic asset allocation which considers both the nature of the liabilities and the risk and return characteristics of the various asset classes in which we invest. This allocation is informed by our long-term business and market expectations, as well as other considerations such as risk appetite, portfolio diversification, duration, desired liquidity and capital. Within appropriate ranges relative to strategic allocations, tactical allocations are made in consideration of prevailing and potential future market conditions. We manage risks that involve uncertainty related to interest rates, inflation, credit spreads, equity returns and currency exchange rates.
The Property-Liability portfolio emphasizes protection of principal and consistent income generation within a total return framework. This approach has produced competitive returns over the long term and is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth. Products with lower liquidity and capital needs, such as auto insurance and run-off lines, create capacity to invest in less liquid higher yielding fixed income securities, performance-based investments such as limited partnerships and equity securities. Products with higher liquidity needs, such as homeowners insurance, are invested primarily in high quality liquid fixed income securities.
The Protection Services portfolio is focused on protection of principal and consistent income generation within a total return framework. The portfolio is largely comprised of fixed income securities with a lesser allocation to equity securities and short-term investments.
The Allstate Health and Benefits portfolio is focused on protection of principal and consistent income generation within a total return framework. The portfolio is largely comprised of fixed income securities with a small allocation to short-term investments.
The Corporate and Other portfolio is primarily focused on liquidity needs and capital preservation within a total return framework. The portfolio is largely comprised of high-quality liquid fixed income securities and short-term investments with a lower allocation to performance-based and equity investments.
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
Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk. Consequently, return patterns can be more volatile than the market-based portfolio. Returns are impacted by a variety of factors including general macroeconomic and public market conditions as public benchmarks are often used in the valuation of underlying investments. Variability in earnings will also result from the performance of the underlying assets or business and the timing of sales of those investments. Earnings from the sales of investments may be recorded as net investment income or net gains and losses on investments and derivatives. The portfolio, which primarily includes private equity (including infrastructure investments) and real estate with a majority being limited partnerships, is diversified across a number of characteristics, including managers or partners, vintage years, investment strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third-party manager, and enhance returns and income through transformation at the company or property level. A portion of these investments seek returns in markets or asset classes that are dislocated or special situations, primarily in private markets.
Investments outlook
Our focus is on the following priorities:
•Enhance investment portfolio returns through use of a dynamic capital allocation framework and focus on tax efficiency.
•Leverage our broad capabilities to manage the portfolio to earn higher risk-adjusted returns on capital.
•Invest for the specific needs and characteristics of Allstate’s businesses, including its corresponding liability profile.
We utilize our integrated enterprise risk and return management framework to determine the amount of investment risk we are willing to accept. Beginning in 2023, we extended the fixed income portfolio duration as the sustained higher market yields provided an opportunity to increase risk-adjusted returns. In 2024, we increased public equity securities by $2.05 billion primarily funded through the sale of investment grade corporate bonds and short-term investments.
62 www.allstate.com

2024 Form 10-K Investments

Portfolio composition and strategy by reporting segment (1)
	As of December 31, 2024
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits	Corporate and Other	Total
Fixed income securities (2)	$49,203	$1,868	$362	$1,314	$52,747
Equity securities (3)	3,830	229	—	404	4,463
Mortgage loans, net	784	—	—	—	784
Limited partnership interests	9,244	—	—	11	9,255
Short-term investments (4)	3,786	131	17	603	4,537
Other investments, net	824	—	—	—	824
Total	$67,671	$2,228	$379	$2,332	$72,610
Percentage to total	93.2%	3.1%	0.5%	3.2%	100.0%

Market-based	$57,489	$2,228	$379	$2,054	$62,150
Performance-based	10,182	—	—	278	10,460
Total	$67,671	$2,228	$379	$2,332	$72,610
(1)Balances reflect the elimination of related party investments between segments.
(2)Fixed income securities are carried at fair value. Amortized cost, net for these securities was $50.02 billion, $1.91 billion, $370 million, $1.32 billion and $53.62 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)Equity securities are carried at fair value. The fair value of equity securities held as of December 31, 2024 was $134 million in excess of cost. These net gains were primarily concentrated in the technology and banking sectors. Equity securities include $750 million of funds with underlying investments in fixed income securities as of December 31, 2024.
(4)Short-term investments are carried at fair value.
Investments totaled $72.61 billion as of December 31, 2024, increasing from $66.68 billion as of December 31, 2023, primarily due to positive operating and investment cash flows.

Portfolio composition by investment strategy
	As of December 31, 2024
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$52,610	$137	$52,747
Equity securities	3,797	666	4,463
Mortgage loans, net	784	—	784
Limited partnership interests	285	8,970	9,255
Short-term investments	4,537	—	4,537
Other investments, net	137	687	824
Total	$62,150	$10,460	$72,610
Percent to total	85.6%	14.4%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(867)	$(2)	$(869)
Limited partnership interests	—	—	—
Short-term investments	(2)	—	(2)
Other investments	(2)	—	(2)
Total	$(871)	$(2)	$(873)
During 2024, strategic actions focused on optimizing portfolio yield, risk and return in the evolving market and macroeconomic environment. The sustained higher market yields provided an opportunity to increase risk-adjusted returns, so we extended the fixed income portfolio duration to 5.3 years (including the effect of interest rate derivatives and any call features associated with the securities) during 2024 from 4.8 years as of December 31, 2023. We increased public equity securities by $2.05 billion in 2024.

The Allstate Corporation 63

2024 Form 10-K Investments
Fixed income securities

Fixed income securities by type
	Fair value as of December 31,
($ in millions)	2024	2023
U.S. government and agencies	$11,108	$8,619
Municipal	8,842	6,006
Corporate	30,192	31,205
Foreign government	1,364	1,290
Asset-backed securities (“ABS”)	1,241	1,745
Total fixed income securities	$52,747	$48,865
Fixed income securities are rated by third-party credit rating agencies or are internally rated. The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed income securities of insurers for regulatory reporting and capital assessment purposes. The NAIC assigns securities to one of six credit quality categories defined as “NAIC designations”. In general, securities with NAIC designations of 1 and 2 are considered investment grade and securities with NAIC designations of 3 through 6 are considered below investment grade. The rating is either received from the SVO based on availability of applicable ratings from rating agencies on the NAIC Nationally Recognized Statistical Rating Organizations provider list, including Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Ratings (“Fitch”) or a comparable internal rating.
As a result of time lags between the funding of investments, the finalization of legal documents, and the completion of the SVO filing process, the portfolio includes certain securities that have not yet been designated by the SVO as of each balance sheet date and the categorization of these securities is based on the expected ratings indicated by internal analysis.
As of December 31, 2024, 91.3% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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
Fixed income portfolio monitoring is a comprehensive process to identify and evaluate each fixed income security that may require a credit loss allowance. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost is below internally established thresholds. For further detail on our fixed income portfolio monitoring process, see Note 6 of the consolidated financial statements.

64 www.allstate.com

2024 Form 10-K Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	December 31, 2024
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$11,108	$(315)	$—	$—	$—	$—
Municipal	8,709	(143)	131	(2)	—	—
Corporate
Public	6,089	(29)	14,529	(299)	525	(8)
Privately placed	1,769	(22)	3,315	(56)	2,427	(19)
Total corporate	7,858	(51)	17,844	(355)	2,952	(27)
Foreign government	1,364	12	—	—	—	—
ABS	1,138	1	22	—	27	—
Total fixed income securities	$30,177	$(496)	$17,997	$(357)	$2,979	$(27)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$11,108	$(315)
Municipal	—	—	2	2	8,842	(143)
Corporate
Public	84	(1)	6	—	21,233	(337)
Privately placed	1,337	(2)	111	(2)	8,959	(101)
Total corporate	1,421	(3)	117	(2)	30,192	(438)
Foreign government	—	—	—	—	1,364	12
ABS	1	—	53	14	1,241	15
Total fixed income securities	$1,422	$(3)	$172	$14	$52,747	$(869)
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
Our $8.96 billion portfolio of privately placed securities, primarily 144A bonds, is diversified by issuer, industry sector and country. The portfolio is made up of 544 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after fundamental analysis of issuers and sectors along with macro and asset class views. Ongoing monitoring includes continuous assessment of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year. $91 million of the portfolio is internally rated as of December 31, 2024. Liquidity of securities issued by public entities in unregistered form is similar to public debt markets.
Our corporate bond portfolio includes $4.49 billion of below investment grade bonds, $3.88 billion of which are privately placed, primarily 144A bonds. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 356 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
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
The Allstate Corporation 65

2024 Form 10-K Investments
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
The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures. These securities continue to retain the payment priority features that existed at the origination of the securitization trust. Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance. The underlying collateral may contain fixed interest rates, variable interest rates (such as adjustable-rate mortgages), or both fixed and variable rate features.
Equity securities of $4.46 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Mortgage loans of $784 million comprise loans secured by first mortgages on developed commercial real estate of $723 million and residential mortgage loans of $61 million. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 6 of the consolidated financial statements.
Limited partnership interests include $7.73 billion of interests in private equity funds, $1.24 billion of interests in real estate funds and $285 million of interests in other funds as of December 31, 2024. We have commitments to invest additional amounts in limited partnership interests totaling $3.35 billion as of December 31, 2024.

Private equity limited partnerships by sector
(% of carrying value)	December 31, 2024
Industrial	21.6%
Healthcare	13.0
Information technology	12.2
Consumer discretionary	12.0
Communication services	7.7
Other	33.5
Total	100.0%

Real estate limited partnerships by sector
(% of carrying value)	December 31, 2024
Industrial	30.7%
Data centers	23.2
Residential	13.6
Healthcare	12.5
Consumer staples	5.3
Other	14.7
Total	100.0%
Short-term investments of $4.54 billion primarily comprise money market funds, commercial paper, U.S. Treasury bills, fixed income securities with a contractual maturity of one year or less at time of acquisition and other short-term investments, including securities lending collateral of $1.77 billion.
Other investments primarily comprise $201 million of bank loans, $620 million of real estate and $2 million of derivatives as of December 31, 2024. For further detail on our use of derivatives, see Note 8 of the consolidated financial statements.

Direct real estate investments by sector
(% of carrying value)	December 31, 2024
Agriculture	32.4%
Residential	28.7
Industrial	17.4
Retail	14.0
Office	7.3
Other	0.2
Total	100.0%

Unrealized net capital gains (losses)
	As of December 31,
($ in millions)	2024	2023
U.S. government and agencies	$(315)	$(5)
Municipal	(143)	(43)
Corporate	(438)	(746)
Foreign government	12	4
ABS	15	6
Fixed income securities	(869)	(784)
Short-term investments	(2)	(1)
Derivatives	(2)	(2)
Equity method of accounting (“EMA”) limited partnerships	—	(4)
Investments classified as held for sale	(110)	—
Unrealized net capital gains and losses, pre-tax	$(983)	$(791)
66 www.allstate.com

2024 Form 10-K Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
	As of December 31, 2024
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
Corporate
Banking	$4,194	$38	$(63)	$4,169
Basic industry	833	6	(21)	818
Capital goods	2,706	25	(62)	2,669
Communications	2,364	16	(73)	2,307
Consumer goods (cyclical and non-cyclical)	6,674	51	(165)	6,560
Energy	2,771	32	(50)	2,753
Financial services	2,104	17	(53)	2,068
Technology	2,613	18	(94)	2,537
Transportation	815	7	(19)	803
Utilities	5,125	56	(89)	5,092
Other	431	6	(21)	416
Total corporate fixed income portfolio	30,630	272	(710)	30,192
U.S. government and agencies	11,423	15	(330)	11,108
Municipal	8,985	33	(176)	8,842
Foreign government	1,352	22	(10)	1,364
ABS	1,226	19	(4)	1,241
Total fixed income securities	$53,616	$361	$(1,230)	$52,747

Gross unrealized gains (losses) on fixed income securities by type and sector
	As of December 31, 2023
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
Corporate
Banking	$4,189	$31	$(135)	$4,085
Basic industry	1,007	7	(42)	972
Capital goods	2,800	33	(97)	2,736
Communications	2,767	33	(115)	2,685
Consumer goods (cyclical and non-cyclical)	6,813	93	(251)	6,655
Energy	2,645	35	(63)	2,617
Financial services	2,111	17	(88)	2,040
Technology	2,800	21	(153)	2,668
Transportation	1,104	13	(45)	1,072
Utilities	5,330	109	(123)	5,316
Other	385	5	(31)	359
Total corporate fixed income portfolio	31,951	397	(1,143)	31,205
U.S. government and agencies	8,624	114	(119)	8,619
Municipal	6,049	109	(152)	6,006
Foreign government	1,286	17	(13)	1,290
ABS	1,739	13	(7)	1,745
Total fixed income securities	$49,649	$650	$(1,434)	$48,865
In general, the gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
The Allstate Corporation 67

2024 Form 10-K Investments

Equity securities by sector
($ in millions)	December 31, 2024			December 31, 2023
	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value
Banking	$119	$41	$160	$30	$38	$68
Basic industry	39	(2)	37	9	2	11
Capital goods	201	(23)	178	77	(27)	50
Consumer goods	462	(25)	437	89	17	106
Energy	88	1	89	32	3	35
Financial services	332	6	338	210	12	222
Funds
Equities	1,077	22	1,099	258	12	270
Fixed income	764	(14)	750	1,038	(15)	1,023
Other	75	(2)	73	58	5	63
Total funds	1,916	6	1,922	1,354	2	1,356
REITs	159	17	176	179	21	200
Technology	746	88	834	138	50	188
Utilities	92	1	93	59	1	60
Other (1)	175	24	199	67	48	115
Total equity securities	$4,329	$134	$4,463	$2,244	$167	$2,411
(1) Other is comprised of transportation and communications sectors.

Net investment income
	For the years ended December 31,
($ in millions)	2024	2023	2022
Fixed income securities	$2,298	$1,761	$1,255
Equity securities	77	75	132
Mortgage loans	36	35	33
Limited partnership interests	600	499	985
Short-term investments	290	253	82
Other investments	106	169	162
Investment income, before expense	3,407	2,792	2,649
Investment expense
Investee level expenses	(61)	(79)	(68)
Securities lending expense	(103)	(93)	(30)
Operating costs and expenses	(151)	(142)	(148)
Total investment expense	(315)	(314)	(246)
Net investment income	$3,092	$2,478	$2,403

Property-Liability	$2,810	$2,218	$2,190
Protection Services	94	73	48
Allstate Health and Benefits	100	82	69
Corporate and Other	88	105	96
Net investment income	$3,092	$2,478	$2,403

Market-based	$2,728	$2,219	$1,566
Performance-based	679	573	1,083
Investment income, before expense	$3,407	$2,792	$2,649
Net investment income increased 24.8% or $614 million in 2024 compared to 2023, primarily due to higher results for both the market-based and performance-based strategies. Market-based investment results continue to benefit from portfolio repositioning into higher yielding fixed income securities and higher investment balances.
68 www.allstate.com

2024 Form 10-K Investments

Performance-based investment income
	For the years ended December 31,
($ in millions)	2024	2023	2022
Private equity	$583	$414	$798
Real estate	96	159	285
Total performance-based income before investee level expenses	$679	$573	$1,083

Investee level expenses (1)	(61)	(74)	(59)
Total performance-based income	$618	$499	$1,024
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income increased 23.8% or $119 million in 2024 compared to 2023, primarily due to private equity valuation increases offset by lower real estate investment results, inclusive of investee level expenses.
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
($ in millions)	2024	2023	2022
Sales	$(160)	$(433)	$(832)
Credit losses (1)	(146)	(99)	(54)
Valuation change of equity investments - appreciation (decline):
Equity securities	78	239	(772)
Equity fund investments in fixed income securities	4	43	(128)
Limited partnerships (2)	13	34	(160)
Total valuation of equity investments	95	316	(1,060)
Valuation change and settlements of derivatives	(14)	(84)	874
Net gains (losses) on investments and derivatives, pre-tax	(225)	(300)	(1,072)
Income tax benefit	46	63	230
Net gains (losses) on investments and derivatives, after-tax	$(179)	$(237)	$(842)

Property-Liability (1)	$(181)	$(230)	$(688)
Protection Services	(11)	—	(40)
Allstate Health and Benefits	(4)	2	(35)
Corporate and Other	17	(9)	(79)
Net gains (losses) on investments and derivatives, after-tax	$(179)	$(237)	$(842)

Market-based (1)	$(307)	$(352)	$(1,083)
Performance-based	82	52	11
Net gains (losses) on investments and derivatives, pre-tax	$(225)	$(300)	$(1,072)
(1)2024 includes $123 million loss related to the carrying value of the surplus notes issued by Adirondack Insurance Exchange and New Jersey Skylands Insurance Association (together “Reciprocal Exchanges”). See Note 9 for further details.
(2)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in 2024 related primarily to losses on sales of fixed income securities and a loss recognized related to surplus notes issued by the Reciprocal Exchanges, partially offset by valuation gains on equity investments. Net losses on investments and derivatives in 2023 related primarily to losses on sales of fixed income securities, partially offset by valuation gains on equity investments.
Net losses on sales in 2024 and 2023 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Net losses on valuation change and settlements of derivatives of $14 million in 2024 primarily related to net losses on rate futures used to manage duration and equity futures used to manage equity exposure, partially offset by gains on foreign currency contracts used to manage foreign currency risk. Net losses in 2023 primarily related to net losses on equity futures used to manage equity exposure, losses on credit default swaps used to reduce credit risk and losses on foreign currency contracts used to manage foreign currency risk.
The Allstate Corporation 69

2024 Form 10-K Investments

Net gains (losses) on performance-based investments and derivatives
	For the years ended December 31,
($ in millions)	2024	2023	2022
Sales	$33	$76	$29
Credit losses	(32)	(68)	(30)
Valuation change of equity investments	48	58	(35)
Valuation change and settlements of derivatives	33	(14)	47
Total performance-based	$82	$52	$11
Net gains on performance-based investments and derivatives in 2024 primarily related to increased valuation of equity investments, gains on sales and valuation change and settlements of derivatives, partially offset by credit losses. 2023 primarily related to gains on sales and increased valuation of equity investments, partially offset by increased credit losses.
70 www.allstate.com

2024 Form 10-K Market Risk

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
We use widely accepted quantitative and qualitative approaches to measure, monitor and manage market risk. We evaluate our market risk exposure using multiple measures including but not limited to:

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
For our issued debt, we monitor market interest rates and evaluate refinancing opportunities as maturity dates approach. To mitigate this risk, we ladder the maturity dates of our debt. For our issued noncumulative perpetual preferred stock, we monitor market dividend rates and evaluate opportunities to redeem or refinance on or after specified dates. For further detail regarding our debt and our preferred stock, see Note 14 of the consolidated financial statements and the Capital Resources and Liquidity section of this Item.
The Allstate Corporation 71

2024 Form 10-K Market Risk
Our assessment of interest rate risk reflects the effect of changing risk-free interest rates on interest-sensitive assets, including investments with callable or prepayable features. As of December 31, 2024, the fixed income portfolio duration, including the effects of interest rate derivatives, was 5.3 compared to 4.8 as of December 31, 2023.

Change in fair value of interest-sensitive assets (1)
	As of December 31,
($ in millions)	2024	2023
-100 bps interest rate change	$2,996	$2,530
+100 bps interest rate change	(2,765)	(2,314)
+200 bps interest rate change	(5,298)	(4,410)
(1)Includes the effects of interest rate derivatives.
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
Our assessment of credit spread risk reflects the effect of changing credit spreads on spread-sensitive assets, including investments with callable or prepayable features. As of December 31, 2024 and 2023, the spread duration(1) was 4.7.

Change in fair value of spread-sensitive assets (1)
	As of December 31,
($ in millions)	2024	2023
+100 bps credit spread change	$(2,118)	$(1,898)
(1)Includes the effects of credit derivatives.
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
Equity investments(1) As of December 31, 2024, we held $4.00 billion in equity investments that comprise equity securities, excluding those with fixed income securities as their underlying investments, and including limited partnership interests where the underlying assets are predominately public equity securities, compared to $1.52 billion as of December 31, 2023.

Change in fair value of equity investments (1)
	As of December 31,
($ in millions)	2024	2023
-10% change in equity valuations	$(399)	$(127)
(1)Includes the effects of equity derivatives.

Limited partnership interests As of December 31, 2024, we held $8.95 billion in limited partnership interests, excluding those limited partnership interests where the underlying assets are predominately public equity securities, compared to $8.24 billion as of December 31, 2023. These illiquid investments are primarily comprised of private equity and real estate funds, with valuation changes typically reflecting the idiosyncratic performance of the underlying asset.

Change in fair value of limited partnership interests
	As of December 31,
($ in millions)	2024	2023
-10% change in private market valuations	$(895)	$(824)
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
As of December 31, 2024, we had $3.74 billion in foreign currency denominated investments, including the effects of foreign currency derivative contracts, and $1.29 billion net investment in our foreign subsidiaries, primarily related to our Canada operations. These amounts were $3.56 billion and $1.25 billion, respectively, as of December 31, 2023.

Change in fair value of foreign currency denominated investments
	As of December 31,
($ in millions)	2024	2023
–10% change in foreign currency exchange rates (1)	$(374)	$(356)
–10% change in net investments in foreign subsidiaries (2)	(129)	(125)
(1)Includes the effects of foreign currency derivative contracts and excludes the offset from liabilities in foreign currencies.
(2)Includes the effects of foreign currency derivative contracts and the offset from liabilities in foreign currencies.

72 www.allstate.com

2024 Form 10-K Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
	As of December 31,
($ in millions)	2024	2023	2022
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$22,331	$18,470	$19,880
Accumulated other comprehensive income (loss) (“AOCI”)	(889)	(700)	(2,392)
Total Allstate shareholders’ equity	21,442	17,770	17,488
Debt	8,085	7,942	7,964
Total capital resources	$29,527	$25,712	$25,452
Ratio of debt to Allstate shareholders’ equity	37.7%	44.7%	45.5%
Ratio of debt to capital resources	27.4%	30.9%	31.3%
Allstate shareholders’ equity increased in 2024, primarily due to net income, partially offset by dividends to shareholders. In 2024, we paid dividends of $962 million and $117 million related to our common and preferred shares, respectively. Allstate shareholders’ equity increased in 2023, primarily due to lower unrealized net capital losses on investments, partially offset by dividends paid to shareholders, common share repurchases and a net loss. In 2023, we paid dividends of $925 million and $107 million related to our common and preferred shares, respectively.
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
Since 1995, we have acquired 793 million shares of our common stock at a cost of $43.23 billion, primarily as part of various stock repurchase programs. We have reissued 159 million common shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total common shares outstanding has decreased by 634 million shares or 70.5%, primarily due to our repurchase programs.
Common shareholder dividends On January 2, 2024, April 1, 2024, July 1, 2024 and October 1, 2024, we paid a common shareholder dividend of $0.89, $0.92, $0.92 and $0.92, respectively. On November 14, 2024, we declared a common shareholder dividend of $0.92 payable on January 2, 2025.
The Allstate Corporation 73

2024 Form 10-K Capital Resources and Liquidity
Financial ratings and strength

Senior long-term debt, commercial paper and insurance financial strength ratings
As of December 31, 2024
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
The Allstate Corporation (the “Corporation”) and Allstate Insurance Company (“AIC”) In May 2024, S&P affirmed the Corporation’s senior debt and short-term issuer ratings of BBB+ and A-2, respectively, and AIC’s insurance financial strength rating of A+. The outlook for the ratings is stable.
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
American Heritage Life (“AHL”) In August 2024, subsequent to the announcement of the pending sale of the employer voluntary benefits business, A.M. Best placed under review with negative implications the insurance financial strength rating of A+ for AHL.
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
In August 2024, A.M. Best downgraded the insurance financial strength rating of A- for the members of Allstate New Jersey Group (Allstate New Jersey Insurance Company, Allstate New Jersey Property and Casualty Insurance Company, Encompass Insurance Company of New Jersey, Encompass Property and Casualty Insurance Company of New Jersey and Esurance Insurance Company of New
Jersey). The outlook for the rating is negative. ANJ writes auto and homeowners insurance in New Jersey, which has a financial strength rating of A’ from Demotech, that was affirmed in December 2024.
In August 2024, A.M. Best affirmed the insurance financial strength rating of A+ for North Light, our excess and surplus lines carrier. The outlook for the rating is stable.
In August 2024, A.M. Best affirmed the insurance financial strength ratings of B for the members of Castle Key Group (Castle Key Insurance Company, Castle Key Indemnity Company, Encompass Floridian Insurance Company and Encompass Floridian Indemnity Company). The outlook for the ratings is stable. CKIC also has a financial strength rating of A’ from Demotech that was affirmed in December 2024.
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
The property and casualty business is comprised of 59 insurance companies as of December 31, 2024, each of which has individual company dividend limitations. As of December 31, 2024, total statutory surplus is $18.64 billion compared to $14.56 billion as of December 31, 2023. Property and casualty subsidiaries surplus was $18.24 billion as of December 31, 2024, compared to $14.25 billion as of December 31, 2023. Our three life, accident and health insurance subsidiaries had surplus of $392 million as of December 31, 2024, compared to $310 million as of December 31, 2023.
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
74 www.allstate.com

2024 Form 10-K Capital Resources and Liquidity

Liquidity sources and uses Our potential sources and uses of funds principally include the following activities below.

Activities for potential sources of funds
	Property- Liability	Protection Services	Allstate Health and Benefits	Corporate and Other
Receipt of insurance premiums	✓	✓	✓
Recurring service fees	✓	✓	✓
Contractholder fund deposits			✓
Reinsurance and indemnification program recoveries	✓	✓	✓
Receipts of principal, interest and dividends on investments	✓	✓	✓	✓
Sales of investments	✓	✓	✓	✓
Funds from securities lending, commercial paper and line of credit agreements	✓			✓
Intercompany loans	✓	✓	✓	✓
Capital contributions from parent (1)	✓	✓	✓	✓
Dividends or return of capital from subsidiaries	✓	✓	✓	✓
Tax refunds/settlements	✓	✓	✓	✓
Funds from periodic issuance of additional securities				✓
Receipt of intercompany settlements related to employee benefit plans				✓
Funds from dispositions				✓
(1)Capital support is generally at management’s discretion unless contractual commitments are in place.

Activities for potential uses of funds
	Property- Liability	Protection Services	Allstate Health and Benefits	Corporate and Other
Payment of claims and related expenses	✓	✓
Payment of contract benefits, surrenders and withdrawals			✓
Reinsurance cessions and indemnification program payments	✓	✓	✓
Operating costs and expenses	✓	✓	✓	✓
Purchase of investments	✓	✓	✓	✓
Repayment of securities lending, commercial paper and line of credit agreements	✓			✓
Payment or repayment of intercompany loans	✓	✓	✓	✓
Capital contributions to subsidiaries	✓	✓	✓	✓
Dividends or return of capital to shareholders/parent company	✓	✓	✓	✓
Tax payments/settlements	✓	✓	✓	✓
Common share repurchases				✓
Debt service expenses and repayment				✓
Payments related to employee benefit plans	✓	✓	✓	✓
Payments for acquisitions	✓	✓	✓	✓
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
The Allstate Corporation 75

2024 Form 10-K Capital Resources and Liquidity
intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.
As of December 31, 2024, we held $20.05 billion of cash, U.S. government and agencies fixed income securities, public equity securities and short-term investments, which we would expect to be able to liquidate within one week. In addition, we regularly estimate how much of the total portfolio, which includes high quality corporate fixed income and municipal holdings, can be reasonably liquidated within one quarter. These estimates are subject to considerable uncertainty associated with evolving market conditions. As of December 31, 2024, cash and estimated liquidity available within one quarter, under normal market conditions and at current market prices, was $28.20 billion.
Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a liquidity decrease in securities markets, dramatic changes in security pricing, a cybersecurity breach, a downgrade in our senior long-term debt ratings to non-investment grade status, or a downgrade in AIC’s financial strength ratings. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.
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
Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $3.28 billion as of December 31, 2024, primarily comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
The payment of dividends by AIC to The Allstate Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2025, based on the greater of 2024 statutory net income or 10% of actual 2024 statutory surplus. This is estimated to be $3.95 billion, less dividends paid during the preceding twelve months measured at that point in time. No dividends were paid in 2024. For the year ended December 31, 2024, the maximum amount of dividends allowed to be paid by AIC was $1.20 billion. Notification and approval of intercompany lending activities are also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.
These holding company assets and subsidiary dividends provide funds for the parent company’s fixed charges and other corporate purposes.
There were intercompany capital transactions in 2024, 2023 and 2022 between the following companies: AIC, Allstate Insurance Holdings, LLC (“AIH”), the Corporation, Allstate Non-Insurance Holdings, Inc. (“ANIHI”) and Allstate Financial Insurance Holdings Corporation (“AFIHC”).

Intercompany capital transactions
($ in millions)	2024	2023	2022
AIC to AIH	$—	$—	$4,203
AIH to the Corporation	—	—	4,205
ANIHI to the Corporation	325	175	145
AFIHC to the Corporation	130	50	112
There were no capital contributions paid by the Corporation to AIC in 2024, 2023 or 2022.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In 2024, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and
76 www.allstate.com

2024 Form 10-K Capital Resources and Liquidity

no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 20.8% as of December 31, 2024. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2024.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million. The total amount outstanding at any point in time under the combination of the credit facility and the commercial paper program cannot exceed the amount that can be borrowed under the credit facility.
•As of December 31, 2024, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million under each facility.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that was filed on April 30, 2024 and expires in 2027. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 635 million shares of treasury stock as of December 31, 2024), preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
Long-term contractual obligations
Defined benefit pension plans and other postretirement benefit plans (“OPEB”) Pension plan obligations within the next 12 months represent our planned contributions to certain unfunded non-qualified plans where the benefit obligation exceeds the assets. Obligations beyond 12 months are projected based on the average remaining service period using the current underfunded status of the plans. The OPEB plans’ obligations are estimated based on the expected benefits to be paid. See Note 19 of the consolidated financial statements for further information.
Reserves for property and casualty insurance claims and claims expense represent estimated amounts necessary to settle all outstanding claims, including claims that have been IBNR as of the balance sheet date. Estimated timing of payments for reserves is based on our historical experience and our expectation of future payment patterns. The ultimate cost of losses may vary materially from recorded amounts that are our best estimates. See Note 10 of the consolidated financial statements and Application of Critical Accounting Estimates section of the MD&A for further information.
Reserve for future policy benefits and contractholder funds We estimate the present value of cash payments to be made to contractholders and policyholders. We are currently making payments for contracts where the timing of a portion or all of the payments has been determined by the contract. Contracts such as voluntary accident and health insurance, interest-sensitive life and traditional life insurance involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premiums for life policies, which may significantly impact both the timing and amount of future payments. See Note 11 of the consolidated financial statements for further information.
Contractual commitments represent investment commitments such as private placements, limited partnership interests and other loans. Limited partnership interests are typically funded over the commitment period, which is shorter than the contractual expiration date of the partnership and as a result, the actual timing of the funding may vary.
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
The Allstate Corporation 77

2024 Form 10-K Enterprise Risk and Return Management
Enterprise Risk and Return Management
Allstate creates shareholder value while serving customers through a comprehensive risk and return framework. These risks are discussed in more detail in the Risk Factors section of this document.
We regularly identify, measure, manage, monitor and report all significant risks and assess likely returns. Major categories of enterprise risk are strategic, insurance, investment, financial, operational and culture.
Allstate manages these risks through an Enterprise Risk and Return Management (“ERRM”) framework that includes governance, processes, culture, and activities that are performed on an integrated, enterprise-wide basis, following our risk and return principles. Our legal and capital structures are designed to manage capital and solvency on a legal entity basis. Our risk-return principles define how we operate and guide risk and return decision-making. These principles state that our priority is to maintain a strong foundation by maintaining capital strength, solvency and liquidity, complying with laws, acting with integrity and protecting customers and proprietary information, assets and technology. We strive to build strategic value by continually investing in enhancing our strategic position, creating flexibility to adapt our business model in a changing world and differentiating through innovation. We optimize risk and return through profitable growth, recognizing the value of customer relationships in operating and strategic decisions and developing new business offerings and investment opportunities while managing risk concentrations.

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
•The Allstate Corporation Board of Directors (“Allstate Board”) has overall responsibility for oversight of management’s design and implementation of Allstate’s ERRM framework, supported by the Audit Committee (“AC”) and the Risk and Return Committee (“RRC”).
•The RRC of the Allstate Board oversees effectiveness of the ERRM program, governance structure and risk-related decision-making, while focusing on the Company’s aggregate risk profile.
•The AC oversees the effectiveness of internal controls over financial reporting, disclosure controls and procedures, as well as management’s risk and control and cybersecurity program, and assists the Board in fulfilling certain oversight responsibilities as listed in the committee’s charter.
78 www.allstate.com

2024 Form 10-K Enterprise Risk and Return Management

•The ERRC directs ERRM activities by establishing risk and return targets, determining economic capital levels and monitoring integrated strategies and actions from an enterprise risk and return perspective. The ERRC consists of Allstate’s chief executive officer, chief financial officer, chief risk officer, chief legal officer and other senior leaders.
•Other key committees work with the ERRC to direct ERRM activities, including the Operational Risk and Return Council, the Information Security Council, the Internal Compliance and Control Committee, the Environmental, Social, and Governance (“ESG”) Steering Committee, liability governance committees, and investment committees.
Key risks are assessed and reported through comprehensive ERRM reports prepared for senior management and the RRC. These risk summary reports communicate the alignment of Allstate’s risk profile with risk and return principles, while providing a perspective on risk positioning. Discussion promotes active engagement with management and the RRC. Internal controls over key risks are managed and reported to senior management and the Audit Committee of the Company through a semi-annual risk control dashboard. Annually, we review risks related to the strategic plan, operating plan and incentive compensation programs with the Allstate Board.
Framework We apply risk and return principles using an integrated ERRM framework that focuses on assessment, transparency and dialogue, which provides a comprehensive view of risks and is used by senior management and business managers to drive risk-return based decisions. We continually validate and improve our ERRM practices by benchmarking and obtaining external perspectives.
Management and the ERRC utilize internal and external perspectives to determine an appropriate level of target economic capital. Internal perspectives include enterprise solvency and volatility assessments, review of key operating and model assumptions, and management judgment. Sensitivity testing and scenario analysis are used to gauge the robustness of Allstate’s risk, capital and liquidity positions. Analysis of extremely low-frequency scenarios is also used to assess the sufficiency of capital and contingency options under worst-case outcomes, including unlikely but impactful single events, as well as sequences of multiple tail events. External considerations include NAIC risk-based capital as well as S&P’s, Moody’s, and A.M. Best’s capital adequacy measurements. Our economic capital reflects management’s view of the aggregate level of capital necessary to satisfy stakeholder interests, manage Allstate’s risk profile and maintain financial strength. The impact of strategic initiatives on enterprise risk is evaluated through this context.
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
Allstate’s risk appetite is measured through our economic capital framework, which establishes the amount of capital needed to support the current and projected enterprise risk profile and provides a methodology for measuring risk-adjusted returns and optimizing capital allocations. The enterprise risk appetite is cascaded into individual risk limits which set boundaries on the amount of risk we are willing to accept from one specific risk category before escalating for further management discussion and action. Risk limits are established based upon expected returns, volatility, potential tail losses and impact on the enterprise portfolio. To effectively operate within risk limits and for risk-return optimization, Allstate establishes risk limits and capital targets specific to each business unit. Allstate’s risk management strategies adapt to changes in business and market environments.
Process We establish a basis for transparency and dialogue across the enterprise and for continuous learning by embedding our risk and return management culture of identifying, assessing, managing, monitoring and reporting risks within the organization. Allstate designs business and enterprise strategies that seek to optimize risk-adjusted returns on capital. Risks are managed at both the legal entity and enterprise level.
Many risk drivers impact more than one of the key risk categories. Examples include risks related to inflation and the impacts of climate change, which span Allstate’s major risk categories. Such risks are managed within Allstate’s integrated ERRM framework and the processes listed below, but the overall strategy is coordinated at the enterprise level, and holistic governance is provided by cross-functional committees such as the ERRC.
A summary of our process to manage each of our major risk categories follows:
Strategic risk and return management encompasses risks and opportunities associated with long-term business planning and strategy setting in the context of the evolving market environment.
Areas of focus include macroeconomic, regulatory and competitive conditions, as well as customer preferences and behavior, Allstate’s reputation and the continuous enhancement of internal capabilities that allow Allstate to compete effectively in chosen markets. Allstate manages strategic risks in part through Allstate Board and senior management reviews that include risk and return assessment of strategic plans and ongoing monitoring of strategic actions, key assumptions and the broader market environment.
Insurance risk and return management encompasses risks and opportunities associated with Allstate’s insurance activities, including expected trends and unanticipated fluctuations in premiums,
The Allstate Corporation 79

2024 Form 10-K Enterprise Risk and Return Management
claims and future profits. Focus areas include loss frequency and severity trends and scenarios, severe weather and catastrophe exposures and claim handling processes. Allstate uses sophisticated mathematical modeling techniques to measure, monitor and manage associated risk exposures, including stochastic risk estimation and deterministic scenario analysis.
Investment risk and return management encompasses risks and opportunities associated with Allstate’s investment portfolio. Areas of focus include macroeconomic conditions and potential changes to key variables such as interest rates, credit spreads and equity price levels, as well as specific factors that may impact the returns associated with individual investments. Changes in such factors drive daily volatility in the valuations of portfolio holdings and could cause permanent impairments of capital due to credit defaults and equity write-downs.
Investment risk exposures are measured and monitored using tools such as sensitivity analysis, stochastic risk estimation and deterministic scenario analysis, which together are used to assess investment portfolio risk characteristics and how the investment portfolio contributes to the enterprise risk profile.
Financial risk and return management addresses the sufficiency of capital and cash flow liquidity to meet enterprise, subsidiary and policyholder needs. We actively manage associated risks and opportunities in light of changing market, economic and business conditions using modeling frameworks and tools that assess potential sources and uses of capital and liquidity and help ensure strategic and financial flexibility.
We generally assess solvency on a statutory accounting basis, but also consider holding company capital and liquidity needs. Capital at the insurance companies significantly exceeds regulatory risk-based capital requirements and capital levels at the parent holding company provide liquidity and financial flexibility to meet enterprise requirements.
Operational risk and return management encompasses risks and opportunities associated with Allstate’s interconnected systems of people, processes and technology. Representative areas of focus include talent, privacy, regulatory compliance, ethics, fraud, system availability, cybersecurity, data quality, disaster recovery and business continuity.
Associated risks are managed using an integrated Operational Risk and Return Management framework anchored to the ERRM Learning Loop, a continual process which includes risk identification, measurement, management, monitoring, and reporting.
Culture risk and return management addresses risks and opportunities associated with company culture, which we define as our self-sustaining system of shared values, principles and priorities that shape beliefs, drive behavior and influence decision-making. Allstate’s approach to culture risk and return management is grounded in risk and return principles and organized by Our Shared Purpose, targeting continual alignment of culture with the company’s mission, values, operating standards and behaviors.
Both operational and culture risk and return measurements and reviews are shared with key stakeholders and governance committees throughout the year.

80 www.allstate.com

2024 Form 10-K Application of Critical Accounting Estimates
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
Fair value of financial assets
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are responsible for the determination of fair value of financial assets and the supporting assumptions and methodologies. We use independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values. We utilize one quote or price to value each financial instrument in our financial statements.
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
The Allstate Corporation 81

2024 Form 10-K Application of Critical Accounting Estimates
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
During periods of high volatility or market disruption, we may perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2024 and 2023, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

Fixed income, equity securities and short-term investments by source of fair value determination
	December 31, 2024
($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$563	0.9%
Fair value based on external sources (1)	61,184	99.1
Total	$61,747	100.0%
(1)Includes $129 million that are valued using broker quotes and $341 million that are valued using quoted prices or quoted net asset values from deal sponsors.
For additional detail on fair value measurements, see Note 7 of the consolidated financial statements.
Impairment of fixed income securities with credit losses
For fixed income securities classified as available-for-sale, the difference between amortized cost, net of credit loss allowance (“amortized cost, net”) and fair value, net of certain other items and deferred income taxes (as disclosed in Note 6 of the consolidated financial statements), is reported as a component of AOCI on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a credit loss allowance is recorded. We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income security that may require a credit loss allowance.
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
If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We calculate the estimated recovery value based on the best estimate of future cash flows considering past events, current conditions and reasonable and supportable forecasts. The estimated future cash flows are discounted at the security’s current effective rate and are compared to the amortized cost of the
82 www.allstate.com

2024 Form 10-K Application of Critical Accounting Estimates
security. The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, as applicable, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement.
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
When a security is sold or otherwise disposed or the security is deemed uncollectible and written off, we reverse amounts previously recognized in the credit loss allowance. Recoveries after write-offs are recognized when received.
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
The goodwill balance was $3.25 billion at December 31, 2024 and $3.50 billion at December 31, 2023. The decrease was related to the reclassification of goodwill as held for sale as of December 31, 2024 due to the pending sale of the employer voluntary benefits business.
Upon acquisition, the purchase price of the acquired business is assumed to be its fair value. Subsequently, we estimate the fair value of our businesses in each goodwill reporting unit, utilizing a combination of widely accepted valuation techniques including a stock price and market capitalization analysis, discounted cash flow (“DCF”) calculations and an estimate of a business’s fair value using market to book multiples derived from peer company analysis. The stock price and market capitalization analysis take into consideration the quoted market price of our outstanding common stock and includes a control premium, derived from relevant historical acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units. The DCF analysis utilizes long term assumptions for revenues, investment income, benefits, claims, other operating expenses and income taxes to produce projections of both income and cash flows available for dividends that are present valued using the weighted average cost of capital. Market to book multiples represent the mean market to book multiple for selected peer companies with operations similar to each goodwill reporting unit to which the multiple is applied. The outputs from these methods are weighted based on the nature of the business and the relative amount of market observable assumptions supporting the estimates. The computed values are then weighted to reflect the fair value estimate based on the specific attributes of each goodwill reporting unit.
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
Changes in our growth assumptions, including the risk of loss of key customers in the Protection Services segment, or adverse changes in discount rates could result in a decline in fair value and result in a goodwill impairment charge.
Reserve for property and casualty insurance claims and claims expense estimation
Reserves are established to provide for the estimated costs of paying claims and claims expenses under insurance policies we have issued. These reserves are an estimate of amounts necessary to settle all outstanding claims, including estimates of all expenses associated with processing and settling incurred claims as of the financial statement date.
Allstate Protection’s current period claims are typically reported promptly with relatively little lag between the date of occurrence and the date the loss is reported. Auto and homeowners liability losses
The Allstate Corporation 83

2024 Form 10-K Application of Critical Accounting Estimates
generally take an average of about two years to settle, while auto physical damage, homeowners property and other personal lines generally have an average settlement time of less than one year. Liability losses, especially those involving litigation, can take many years to resolve. Run-off Property-Liability involves long-tail losses, such as those related to asbestos and environmental claims, which often involve substantial reporting lags and extended times to settle.
Estimating the ultimate cost of claims and claims expenses is an inherently uncertain and complex process involving a high degree of judgment and is subject to the evaluation of numerous variables. Underwriting results are significantly influenced by estimates of property and casualty insurance claims and claims expense reserves.
The actuarial methods used to develop reserve estimates Reserve estimates are derived by using several different actuarial estimation methods that are variations on one primary actuarial technique known as a “chain ladder” estimation process. In this process, historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident year or a report year to create an estimate of how losses are likely to develop over time.
In the chain ladder estimation technique, development factors are calculated which compare current period results to results in the prior period for each accident year or report year. The effects of inflation are implicitly considered in the reserving process, as development factors use historic data that incorporates inflation from recent prior periods in estimating future loss costs. The estimation methodology may require modification when data changes due to changing claim reporting practices, changing claim settlement patterns, external regulatory or financial influences, or contractual coverage changes. Changes in such items and inflation can result in increased variability in loss costs and reserve estimates. Actuarial judgment is then applied to develop a best estimate of gross ultimate losses. These developments are discussed further in the loss ratio disclosures within the Allstate Protection Segment and the Reserve for Property and Casualty Insurance Claims and Claims Expense sections of the MD&A. See the Run-off Property-Liability reserve estimates section for specific disclosures of industry and actuarial best practices for this segment.
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
Reserves are reestimated quarterly and periodically throughout the year, by combining historical results with current actual results to calculate new development factors. This process continuously incorporates the historic and latest actual trends, and other underlying changes in the data elements used to calculate reserve estimates. New development factors are likely to differ from previous development factors used in prior reserve estimates because actual results occur differently than the assumptions contained in the previous development factor calculations. When actual development of these data elements is different than the historical development pattern used in a prior period reserve estimate, a new reserve is determined. The difference between indicated reserves based on new reserve estimates and recorded reserves (the previous estimate) is the amount of reserve reestimate. This amount, which could be material and vary significantly from period to period, is recognized as an increase or decrease in Property and casualty insurance claims and claims expense in the Consolidated Statements of Operations.
A more detailed discussion of reserve reestimates is presented in the Reserve for Property and Casualty Insurance Claims and Claims Expense section of the MD&A.
84 www.allstate.com

2024 Form 10-K Application of Critical Accounting Estimates

Net reserves by segment and line of business
	As of December 31,
($ in millions)	2024	2023	2022
Allstate Protection
Auto	$23,076	$21,286	$19,365
Homeowners	4,520	4,754	3,520
Other lines (1)	4,250	3,929	3,991
Total Allstate Protection	31,846	29,969	26,876
Run-off Property-Liability
Asbestos	774	804	811
Environmental	259	267	267
Other run-off lines	381	373	373
Total Run-off Property-Liability	1,414	1,444	1,451
Total Protection Services	55	49	38
Total net reserves	$33,315	$31,462	$28,365
(1)Includes the unamortized fair value adjustment related to the acquisition of National General.

Reserve reestimates
($ in millions)	2024	2023	2022
Reserve reestimates, after-tax (1)	$(243)	$434	$1,375
Percentage impact on net income (loss) applicable to common shareholders - favorable (unfavorable)	5.3%	NM	(98.6)%
(1)Favorable reserve reestimates are shown in parentheses.

3-year average of net reserve reestimates as a percentage of total reserves for its segment (1) (2)
2024
Allstate Protection	1.9%
Run-off Property-Liability	6.5
(1)Favorable reserve reestimates are shown in parentheses.
(2)Each of these results is consistent within a reasonable actuarial tolerance for the respective businesses.
Allstate Protection reserve estimate
Factors affecting reserve estimates Generally, the initial reserves for a new accident year or report year are established based on actual claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using processes described above. These estimates are considered in conjunction with known facts and interpretations of circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in laws and regulations, judicial decisions, and economic conditions.
Changes in auto claim frequency may result from changes in mix of business, driving behaviors, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors, changes in attorney represented and litigated claim behavior, the effectiveness and efficiency of our claim settlements and changes in mix of claim types. Injury claims are affected largely by medical inflation, treatment trends, attorney representation and litigation costs while physical damage claims are affected largely by auto repair cost inflation, used car prices, length of claim resolution and the timing of receipt of third-party carrier claims.
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
Loss experience and reserve variability are impacted by many factors, including but not limited to:
•Supply chain disruptions and labor shortages, changes in used car prices, labor and part cost increases, unemployment levels, changes in commuting activity and driving behavior have and may continue to lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability.
•If a legal change is expected to have a significant impact on the development of claim severity for a coverage which is part of a particular line of insurance in a specific state, judgment is applied to determine appropriate development factors that will most accurately reflect the expected impact on that specific estimate.
•If a change in economic conditions is expected to affect the cost of repairs to damaged autos or property for a particular line, coverage, or state, actuarial judgment is applied to determine appropriate development factors to use in the
The Allstate Corporation 85

2024 Form 10-K Application of Critical Accounting Estimates
reserve estimate that will most accurately reflect the expected impacts on severity development.
Causes of reserve estimate uncertainty At each reporting date, the highest degree of uncertainty in estimates for most of our losses from ongoing businesses arise from claims remaining to be settled for the current accident year and the most recent preceding accident year. The greatest degree of uncertainty exists in the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled as well as heightened uncertainty for claims that involve litigation or take longer to settle during periods of rapidly increasing loss costs but must be estimated as of the current reporting date. Most of these losses relate to damaged property such as automobiles and homes, and medical care for injuries from accidents. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the initial accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving serious injuries or litigation. Private passenger auto insurance provides a good illustration of the uncertainty of future loss estimates: our typical annual percentage payout of reserves remaining at December 31 for an accident year is approximately 50% in the first year after the end of the accident year, 20% in the second year, 10% in the third year, 10% in the fourth year, and the remaining 10% thereafter.
Potential variability in reserve estimates Reserve estimates, by their nature, are very complex to determine, subject to significant judgment, and represent estimates rather than an exact determination for each outstanding claim, including claims incurred but not reported. Accordingly, as actual claims, paid losses, and case reserve results emerge, our estimate of the ultimate cost to settle will differ from previous estimates.
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
To develop a statistical measure of potential reserve variability, an actuarial technique (stochastic modeling) is applied to the countrywide data for paid losses combined with case reserves for each of auto liability, auto physical damage, and homeowners insurance excluding catastrophes. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of standard deviation around these reserve estimates is calculated within each accident year for the last twelve years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability.
Based on our Allstate brand products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial methodologies used to develop reserve estimates, we have derived standard deviations and the resulting pre-tax income for Allstate Protection reserves, excluding catastrophe losses, as shown below.

Reserve estimate variability
	December 31, 2024
($ in millions)	Carried reserves (1)	Standard deviation	Income effect, pre-tax
Auto insurance - liability coverage	$28,800	6.5%	$1,872
Auto insurance - physical damage coverage	755	15.5	117
Homeowners insurance	3,475	8.0	278
(1) Excludes reserves related to catastrophes.
Although this evaluation reflects most reasonably likely outcomes, it is possible the final outcome may fall below or above these amounts. Historical variability of reserve estimates is reported in the Reserve for Property and Casualty Insurance Claims and Claims Expense section of the MD&A.
Management believes that the reserve for property and casualty insurance claims and claims expense, net of recoverables, is appropriately established in the aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the Consolidated Statements of Financial Position based on available facts, laws and regulations.
Reserves for catastrophe losses Catastrophe losses are an inherent risk of the property and casualty insurance industry that have contributed, and will continue to contribute, to potentially material year-to-year fluctuations in our results of operations and financial position. We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first-party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms and freezes, tornadoes, hailstorms, wildfires, tropical storms, tsunamis, hurricanes, earthquakes and volcanoes.
86 www.allstate.com

2024 Form 10-K Application of Critical Accounting Estimates
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
For example, for hurricanes, complications could include the inability of insureds to promptly report losses, limitations placed on claims adjusting staff affecting their ability to inspect losses, determining whether losses are covered by our homeowners policy (generally for damage caused by wind or wind-driven rain) or specifically excluded coverage caused by flood, exposure to mold damage, and the effects of numerous other considerations. Additionally, the timing of a catastrophe in relation to other events, such as at or near the end of a financial reporting period, can affect the availability of information needed to estimate reserves for that reporting period. In these situations, we may need to adapt our practices to accommodate these circumstances in order to determine a best estimate of our losses from a catastrophe.
For example, to complete estimates for certain areas affected by catastrophes not yet inspected by our claims adjusting staff, or where we believed our historical loss development factors were not predictive, we rely on:
•Analysis of actual claim notices received compared to total PIF.
•Visual, governmental and third-party information, including aerial photos, using satellites, aircrafts and drones, area observations, and data on wind speed and flood depth to the extent available.
Reserves for Michigan and New Jersey unlimited PIP Claims and claims expense reserves include reserves for Michigan unlimited PIP coverage to insureds involved in qualifying motor vehicle accidents. The administration of this program is through the MCCA, a state-mandated, non-profit association of which all insurers actively writing automobile coverage in Michigan are members.
The process employed to estimate MCCA covered losses involves a number of activities including the comprehensive review and interpretation of MCCA actuarial reports, other MCCA members’ reports and our PIP loss trends which have increased in severity over time. A significant portion of incurred claim reserves can be attributed to a small number of catastrophic claims and thus a large portion of the recoverable is similarly concentrated. We conduct comprehensive claim file reviews to develop case reserve type estimates of specific claims, which inform our view of future claim development and longevity of claimants. Each year, we update the actuarial estimate of our ultimate reserves and recoverables. We report our paid and unpaid claims based on MCCA requirements. The MCCA develops its own reserving estimates based on its own reserve methodologies, which may not align with our estimations. The MCCA does not provide member companies with its estimate of a company’s claim costs.
We provide similar PIP coverage in New Jersey for auto policies issued or renewed in New Jersey prior to 1991 that is administered by PLIGA. We use similar actuarial estimating techniques as for the MCCA exposures to estimate loss reserves for unlimited PIP coverage for policies covered by PLIGA. Unlimited coverage was not offered after 1991; therefore, no new claimants are being added.
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
For additional information related to indemnification recoverables, see Item 1 - Regulation, Indemnification Programs and Note 12 of the consolidated financial statements.
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
The Allstate Corporation 87

2024 Form 10-K Application of Critical Accounting Estimates
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
Our assumed reinsurance business involved writing generally small participations in other insurers’ reinsurance programs. The reinsured losses in which we participate may be a proportion of all eligible losses or eligible losses in excess of defined retentions. Of the majority of our assumed reinsurance exposure, approximately 85% is for excess of loss coverage, while the remaining 15% is for pro-rata coverage.
Our direct primary commercial insurance business comprises a cross section of policyholders engaged in many diverse business sectors throughout the country and did not include coverage to large asbestos manufacturers.
How reserve estimates are established and updated We conduct an annual review in the third quarter to evaluate, establish and adjust as necessary, asbestos, environmental and other run-off claims reserves. Changes to reserves are recorded in the reporting period in which they are determined. Using established industry and actuarial best practices and assuming no change in the regulatory or economic environment, this detailed and comprehensive methodology determines asbestos reserves based on assessments of the characteristics of exposure (e.g., claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, and determines environmental reserves based on assessments of the characteristics of exposure (e.g., environmental damages, respective shares of liability of potentially responsible parties, appropriateness and cost of remediation) to pollution and related clean-up costs. The number and cost of these claims are affected by advertising by trial lawyers seeking asbestos plaintiffs, and entities with asbestos exposure seeking bankruptcy protection as a result of asbestos liabilities, initially causing a delay in the reporting of claims, often followed by an acceleration and an increase in claims and claims expenses as settlements occur.
After evaluating our insureds’ probable liabilities for asbestos, environmental and other run-off claims, we evaluate our insureds’ coverage programs for such claims. We consider our insureds’ total available insurance coverage, including the coverage we issued. We also consider relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.
Evaluation of both the insureds’ estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2024 and 2023, IBNR was 54.0% and 55.7%, respectively, of combined net asbestos and environmental reserves.
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
Our reserves for asbestos, environmental and other run-off exposures could be affected by tort
88 www.allstate.com

2024 Form 10-K Application of Critical Accounting Estimates
reform, class action litigation, and other potential legislation and judicial decisions. Environmental exposures could also be affected by a change in the existing federal Superfund law and similar state statutes. There can be no assurance that any reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of asbestos or environmental claims. We believe these issues are not likely to be resolved in the near future, and the ultimate costs may vary materially from the amounts currently recorded resulting in material changes in loss reserves. Due to the uncertainties and factors described above, management believes it is not practicable to develop a meaningful net loss reserve range. Historical variability of reserve estimates is reported in the Property and Casualty Insurance Claims and Claims Expense Reserves section of the MD&A.
Adequacy of reserve for property and casualty insurance claims and claims expense estimates
We believe our net reserves are appropriately established based on available facts, laws and regulations and assessments of other pertinent factors and characteristics of exposure (e.g., claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. Additionally, we rely on historical claims experience to inform the level of the recorded reserve. We calculate and record a single best reserve estimate, in conformance with generally accepted actuarial standards and practices, for each line of insurance, its components (coverages and perils) and state, for reported losses and for IBNR losses, and as a result we believe that no other estimate is better than our recorded amount. Due to the uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates.
For further discussion of these estimates and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Note 10 and Note 16 of the consolidated financial statements and the Reserve for Property and Casualty Insurance Claims and Claims Expense section of the MD&A.
Pension and other postretirement plans net costs and assumptions
Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies. These assumptions include discount rates, health care cost trend rates, inflation, expected returns on plan assets, mortality and other factors. The assumptions utilized in recording the obligations under our defined benefit plans represent our best estimates, and we believe they are reasonable based on information as to historical experience and performance as well as other factors that might cause future expectations to differ from past trends. Approximately 90% of our benefit obligation relates to our U.S. qualified defined benefit pension plan.
See Note 19 of the consolidated financial statements for a discussion of our pension and other postretirement benefit plans and their effect on the consolidated financial statements.
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
We recognize expected returns on plan assets using an unadjusted fair value method. Our policy is to remeasure our pension and postretirement plans on a quarterly basis. We immediately recognize the remeasurement of the benefit obligation and plan assets in earnings as it provides greater transparency of our economic obligations in accounting results and better aligns the recognition of the effects of economic and interest rate changes on pension and other postretirement plan assets and liabilities in the year in which the gains and losses are incurred.
Differences in actual experience and changes in other assumptions affect our pension and other postretirement obligations and expenses. Differences between expected and actual returns on plan assets affect remeasurement gains and losses. The primary factors contributing to pension and postretirement remeasurement gains and losses are: 1) changes in the discount rate used to value pension and postretirement obligations as of the measurement date; 2) differences between the expected and the actual return on plan assets; 3) changes in demographic assumptions, including mortality and participant experience; and 4) changes in lump sum interest rates and cash balance interest crediting rates used to value pension obligations as of the measurement date.
Pension and other postretirement service cost, interest cost, expected return on plan assets and amortization of prior service credits are allocated to our reportable segments. The pension and other postretirement remeasurement gains and losses are reported in the Corporate and Other segment.
The Allstate Corporation 89

2024 Form 10-K Application of Critical Accounting Estimates

Pension and postretirement benefits remeasurement gains and losses
	For the years ended December 31,
($ in millions)	2024	2023	2022
Remeasurement of benefit obligation (gains) losses:
Discount rate	$(133)	$104	$(1,268)
Other assumptions	4	17	(176)
Remeasurement of plan assets (gains) losses	92	(112)	1,560
Remeasurement (gains) losses	$(37)	$9	$116
Impact of assumption changes to net cost for pension and other postretirement plans Remeasurement gains in 2024 primarily related to an increase in the liability discount rate and changes in other assumptions, partially offset by unfavorable asset performance compared to expected return on plan assets. Remeasurement losses in 2023 primarily related to losses on the remeasurement of the projected benefit obligation driven by a decrease in the liability discount rate, partially offset by gains due to favorable asset performance compared to expected return on plan assets.
The discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds and callable bonds with a make-whole provision available in the Bloomberg corporate bond universe having ratings of “AA” by S&P or “Aa” by Moody’s on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost. The weighted average discount rate used to measure the benefit obligation increased to 5.71% on December 31, 2024 compared to 5.35% on December 31, 2023, resulting in remeasurement gains for 2024.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. While this rate reflects long-term assumptions and is consistent with long-term historical returns, sustained changes in the market or changes in the mix of plan assets may lead to revisions in the assumed long-term rate of return on plan assets that may result in variability of pension cost. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are immediately recognized through earnings at each quarterly remeasurement date. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. In 2024, the actual return on plan assets was lower than the expected return primarily due to lower fixed income valuations driven by higher rates, partially offset by higher equity valuations. In 2023, the actual return on plan assets was higher than the expected return primarily due to positive equity returns and higher fixed income valuations from lower interest rates and tighter credit spreads.
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
These actuarial assumption updates affect our pension and other postretirement obligations and are incorporated into our best estimates of these assumptions. Remeasurement losses for other assumptions in 2024 primarily related to an increase in the cash balance interest crediting rate, partially offset by gains from an experience study. Remeasurement losses for other assumptions in 2023 primarily related to a decrease in the long-term lump sum interest rate, partially offset by gains from mortality updates.

Impact of assumption changes to net periodic pension cost as of December 31, 2024
($ in millions)	Basis/percentage point change	Increase (decrease) to net cost, pre-tax
Pension plans discount rate	+100 basis points	$(392)
	-100 basis points	467
Expected long-term rate of return on assets	+100 basis points	(41)
	-100 basis points	41
90 www.allstate.com

2024 Form 10-K

Regulation and Legal Proceedings
We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 16 of the consolidated financial statements.
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
The Allstate Corporation 91

2024 Form 10-K
Item 8.  Financial Statements and Supplementary Data

92 www.allstate.com

2024 Form 10-K Financial Statements

The Allstate Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
Revenues
Property and casualty insurance premiums	$56,388	$50,670	$45,904
Accident and health insurance premiums and contract charges	1,921	1,846	1,832
Other revenue	2,930	2,400	2,344
Net investment income	3,092	2,478	2,403
Net gains (losses) on investments and derivatives	(225)	(300)	(1,072)
Total revenues	64,106	57,094	51,411

Costs and expenses
Property and casualty insurance claims and claims expense	39,735	41,070	37,264
Accident, health and other policy benefits (including remeasurement (gains) losses of $1, $0, and $(4))	1,241	1,071	1,042
Amortization of deferred policy acquisition costs	8,039	7,278	6,634
Operating costs and expenses	8,626	7,137	7,446
Pension and other postretirement remeasurement (gains) losses	(37)	9	116
Restructuring and related charges	61	169	51
Amortization of purchased intangibles	280	329	353
Interest expense	400	379	335
Total costs and expenses	58,345	57,442	53,241

Income (loss) from operations before income tax expense	5,761	(348)	(1,830)

Income tax expense (benefit)	1,162	(135)	(488)

Net income (loss)	4,599	(213)	(1,342)

Less: Net loss attributable to noncontrolling interest	(68)	(25)	(53)

Net income (loss) attributable to Allstate	4,667	(188)	(1,289)

Less: Preferred stock dividends	117	128	105

Net income (loss) applicable to common shareholders	$4,550	$(316)	$(1,394)

Earnings per common share:
Net income (loss) applicable to common shareholders per common share - Basic	$17.22	$(1.20)	$(5.14)
Weighted average common shares - Basic	264.3	262.5	271.2
Net income (loss) applicable to common shareholders per common share - Diluted	$16.99	$(1.20)	$(5.14)
Weighted average common shares - Diluted	267.8	262.5	271.2

See notes to consolidated financial statements.
The Allstate Corporation 93

2024 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
($ in millions)	2024	2023	2022
Net income (loss)	$4,599	$(213)	$(1,342)

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(167)	1,651	(2,853)
Unrealized foreign currency translation adjustments	(47)	67	(150)
Unamortized pension and other postretirement prior service credit	(2)	(16)	(43)
Discount rate for reserve for future policy benefits	27	(10)	228
Other comprehensive (loss) income, after-tax	(189)	1,692	(2,818)

Comprehensive income (loss)	4,410	1,479	(4,160)
Less: Comprehensive loss attributable to noncontrolling interest	(58)	(15)	(73)
Comprehensive income (loss) attributable to Allstate	$4,468	$1,494	$(4,087)

See notes to consolidated financial statements.
94 www.allstate.com

2024 Form 10-K Financial Statements

The Allstate Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31,
($ in millions, except par value data)	2024	2023
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $53,616 and $49,649)	$52,747	$48,865
Equity securities, at fair value (cost $4,329 and $2,244)	4,463	2,411
Mortgage loans, net	784	822
Limited partnership interests	9,255	8,380
Short-term, at fair value (amortized cost $4,539 and $5,145)	4,537	5,144
Other investments, net	824	1,055
Total investments	72,610	66,677
Cash	704	722
Premium installment receivables, net	10,614	10,044
Deferred policy acquisition costs	5,773	5,940
Reinsurance and indemnification recoverables, net	8,924	8,809
Accrued investment income	615	539
Deferred income taxes	231	219
Property and equipment, net	669	859
Goodwill	3,245	3,502
Other assets, net	5,140	6,051
Assets held for sale	3,092	—
Total assets	111,617	103,362
Liabilities
Reserve for property and casualty insurance claims and claims expense	41,917	39,858
Reserve for future policy benefits	269	1,347
Contractholder funds	—	888
Unearned premiums	26,909	24,709
Claim payments outstanding	1,567	1,353
Other liabilities and accrued expenses	9,390	9,635
Debt	8,085	7,942
Liabilities held for sale	2,113	—
Total liabilities	90,250	85,732
Commitments and Contingent Liabilities (Note 8, 10 and 16)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 265 million and 262 million shares outstanding	9	9
Additional capital paid-in	4,029	3,854
Retained income	53,288	49,716
Treasury stock, at cost (635 million and 638 million shares)	(36,996)	(37,110)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(771)	(604)
Unrealized foreign currency translation adjustments	(145)	(98)
Unamortized pension and other postretirement prior service credit	11	13
Discount rate for reserve for future policy benefits	16	(11)
Total accumulated other comprehensive loss	(889)	(700)
Total Allstate shareholders’ equity	21,442	17,770
Noncontrolling interest	(75)	(140)
Total equity	21,367	17,630
Total liabilities and equity	$111,617	$103,362

See notes to consolidated financial statements.
The Allstate Corporation 95

2024 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
($ in millions, except per share data)	2024	2023	2022
Preferred stock par value	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of year	2,001	1,970	1,970
Preferred stock issuance, net of issuance costs	—	587	—
Preferred stock redemption	—	(556)	—
Balance, end of year	2,001	2,001	1,970

Common stock par value	9	9	9
Common stock additional capital paid-in
Balance, beginning of year	3,854	3,788	3,722
Equity incentive plans activity, net	175	66	66
Balance, end of year	4,029	3,854	3,788

Retained income
Balance, beginning of year	49,716	50,970	53,288
Net income (loss)	4,667	(188)	(1,289)
Dividends on common stock (declared per share of $3.68, $3.56 and $3.40)	(978)	(938)	(924)
Dividends on preferred stock	(117)	(128)	(105)
Balance, end of year	53,288	49,716	50,970

Treasury stock
Balance, beginning of year	(37,110)	(36,857)	(34,471)
Shares acquired	—	(332)	(2,496)
Shares reissued under equity incentive plans, net	114	79	110
Balance, end of year	(36,996)	(37,110)	(36,857)

Accumulated other comprehensive income (loss)
Balance, beginning of year	(700)	(2,392)	426
Change in unrealized net capital gains and losses	(167)	1,651	(2,853)
Change in unrealized foreign currency translation adjustments	(47)	67	(150)
Change in unamortized pension and other postretirement prior service credit	(2)	(16)	(43)
Change in discount rate for reserve for future policy benefits	27	(10)	228
Balance, end of year	(889)	(700)	(2,392)
Total Allstate shareholders’ equity	21,442	17,770	17,488

Noncontrolling interest
Balance, beginning of year	(140)	(125)	(52)
Change in unrealized net capital gains and losses	10	10	(20)
Noncontrolling loss	(68)	(25)	(53)
Capital transaction for noncontrolling interest	123	—	—
Balance, end of year	(75)	(140)	(125)
Total equity	$21,367	$17,630	$17,363

See notes to consolidated financial statements.
96 www.allstate.com

2024 Form 10-K Financial Statements

The Allstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
($ in millions)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$4,599	$(213)	$(1,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	555	704	847
Net (gains) losses on investments and derivatives	225	300	1,072
Pension and other postretirement remeasurement (gains) losses	(37)	9	116
Changes in:
Policy benefits and other insurance reserves	2,171	2,202	4,445
Unearned premiums	2,294	2,385	2,539
Deferred policy acquisition costs	(347)	(489)	(713)
Premium installment receivables, net	(705)	(861)	(1,038)
Reinsurance recoverables, net	(226)	807	451
Income taxes	753	(229)	(715)
Other operating assets and liabilities	(351)	(387)	(541)
Net cash provided by operating activities	8,931	4,228	5,121
Cash flows from investing activities
Proceeds from sales
Fixed income securities	38,751	22,973	31,494
Equity securities	3,168	5,400	10,969
Limited partnership interests	633	710	970
Other investments	265	594	1,071
Investment collections
Fixed income securities	1,509	1,641	728
Mortgage loans	151	81	163
Other investments	41	152	167
Investment purchases
Fixed income securities	(46,590)	(29,431)	(36,920)
Equity securities	(4,980)	(2,935)	(9,294)
Limited partnership interests	(1,434)	(890)	(1,258)
Mortgage loans	(113)	(145)	(104)
Other investments	(172)	(292)	(295)
Change in short-term and other investments, net	724	(617)	792
Purchases of property and equipment, net	(210)	(267)	(420)
Proceeds from sale of property and equipment	18	27	209
Acquisition of operations, net of cash acquired	(13)	—	—
Net cash used in investing activities	(8,252)	(2,999)	(1,728)
Cash flows from financing activities
Proceeds from issuance of debt	495	743	—
Redemption and repayment of debt	(350)	(750)	—
Proceeds from issuance of preferred stock	—	587	—
Redemption of preferred stock	—	(575)	—
Contractholder fund deposits	129	130	133
Contractholder fund withdrawals	(37)	(35)	(49)
Dividends paid on common stock	(962)	(925)	(926)
Dividends paid on preferred stock	(117)	(107)	(105)
Treasury stock purchases	(2)	(335)	(2,520)
Shares reissued under equity incentive plans, net	163	73	82
Other	(16)	(49)	(35)
Net cash used in financing activities	(697)	(1,243)	(3,420)
Net decrease in cash	(18)	(14)	(27)
Cash at beginning of period	722	736	763
Cash at end of period	$704	$722	$736

See notes to consolidated financial statements.
The Allstate Corporation 97

2024 Form 10-K Notes to Consolidated Financial Statements
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
Allstate’s primary business is the sale of private passenger auto and homeowners insurance. The Company offers several other personal property and casualty insurance products, select commercial property and casualty coverages, consumer product protection plans, device and mobile data collection services and analytic solutions using automotive telematics information, roadside assistance, automotive protection and insurance products, identity protection, employer voluntary benefits and group and individual accident and health insurance. Allstate primarily distributes its products through exclusive agents, independent agents and brokers, direct to consumers through contact centers and online and through financial specialists and major retailers.
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
Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Statements of Financial Position in the period in which the business is classified as held for sale.
On August 13, 2024, Allstate entered into a share purchase agreement with StanCorp Financial Group, Inc. to sell Allstate’s employer voluntary benefits business. Additional details related to the pending sale are included in Note 4.
Risks and uncertainties
Allstate has exposure to catastrophic events, including wind/hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, severe freeze events, volcanic eruptions, terrorism and industrial accidents.
Catastrophes, an inherent risk of the property and casualty insurance business, have contributed, and will continue to contribute, to material year-to-year fluctuations in the Company’s results of operations and financial position (see Note 10). The nature and level of catastrophic loss experienced in any period cannot be predicted and could be material to results of operations and financial position.
The Company considers the following categories and locations to be the greatest areas of potential catastrophe losses:
•Wind/Hail, Precipitation, Tornado and Freeze — Major metropolitan centers in Texas, Illinois, Georgia and Colorado
•Hurricanes — Major metropolitan centers along the eastern and gulf coasts of the United States
•Wildfires — California, Colorado, Oregon, Texas and Hawaii
•Earthquakes and fires following earthquakes —Major metropolitan centers near fault lines in the states of California, Oregon, Washington, South Carolina and Kentucky
Subsequent Events
Group health business disposition On January 30, 2025, Allstate entered into an agreement with Nationwide Life Insurance Company to sell Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the group health business for approximately $1.25 billion in cash, adjusted for the closing balance sheet. The group health business is reported in the Health and Benefits segment, and beginning in the first quarter of 2025, the assets and liabilities of the business will be classified as held for sale. The transaction is expected to close during 2025, subject to regulatory approvals and other customary closing conditions.
The transaction price less costs to sell exceeds the carrying value of net assets related to the transaction,
98 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
resulting in an expected gain that will be recognized at closing of the transaction. The anticipated gain on the sale will be impacted by purchase price adjustments associated with certain pre-close transactions, changes in the carrying value of net assets, changes in accumulated other comprehensive income and the related tax effects.
The group health business generated $481 million of premiums and contract charges and adjusted net income of $71 million for the year ended December 31, 2024.
California wildfire catastrophe event In January
2025, several wildfires started in southern California that have destroyed or damaged thousands of properties and automobiles. The Company’s estimated catastrophe losses for this event are $1.07 billion. The estimate includes reinsurance reinstatement premiums, an estimated California FAIR Plan assessment and is net of estimated reinsurance recoveries. For more information on the California FAIR Plan, refer to Note 16. Expected recoveries under the Company’s Nationwide Excess Catastrophe Reinsurance Program and reinsurance reinstatement premiums required to be paid under the terms of the reinsurance program are further described in Note 12.

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
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. Equity securities are carried at fair value. Equity securities without readily determinable or estimable fair values are measured using the measurement alternative, which is cost less impairment, if any, and adjustments resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer.
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
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills, fixed income securities with a contractual maturity of one year or less at time of acquisition and other short-term investments, are carried at fair value. Other investments primarily consist of bank loans, real estate and derivatives. Bank loans are primarily senior secured corporate loans. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.
Investment income primarily consists of interest, dividends, income from limited partnership interests, rental income from real estate and income from certain derivative transactions.
Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS is determined considering estimated pay-downs, including prepayments, obtained from third-party data sources and internal estimates. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is generally recalculated on a prospective basis. Accrual of income is suspended for fixed income securities when the timing and amount of cash flows expected to be received is not probable. Accrual of income is suspended for mortgage loans and bank loans that are in default or when full and timely collection of principal and interest payments is not probable. Accrued income receivable is monitored for recoverability, and when not expected to be collected, is written off within net investment income. Cash receipts for investments on nonaccrual status are generally recorded as a reduction of amortized cost.
The Allstate Corporation 99

2024 Form 10-K Notes to Consolidated Financial Statements
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
Recognition of premium revenues and contract charges, and related benefits and interest credited
Property and casualty insurance premiums include premiums from personal lines policies, protection plans, vehicle service contracts and insurance products and roadside assistance.
Personal lines insurance premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months.
Revenues related to protection plans, vehicle service contracts and insurance products and roadside assistance are deferred and earned over the term of the contract in a manner that recognizes revenue as obligations under the contracts are fulfilled. Revenues from these products are classified as premiums as the products are backed by insurance. Protection plans and protection and insurance premiums are recognized using a cost-based incurrence method over the term of the contracts, which is generally one to five years.
The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums.

Unearned premiums
	December 31,
($ in millions)	2024	2023
Allstate Protection	$21,508	$19,542
Protection Services	5,385	5,150
Total	$26,893	$24,692
Protection Services For the year ended December 31, 2024, the Company recognized $1.84 billion of property and casualty insurance premiums for Protection Services that were included in the unearned premium balance as of December 31, 2023.
For the year ended December 31, 2023, the Company recognized $1.74 billion of property and casualty insurance premiums for Protection Services that were included in the unearned premium balance as of December 31, 2022.
The Company expects to recognize approximately $1.98 billion, $1.48 billion and $1.93 billion of the December 31, 2024 unearned premium balance in 2025, 2026 and thereafter, respectively.
Health and benefits Voluntary accident and health insurance products are expected to remain in force for an extended period and therefore are primarily classified as long-duration contracts. Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due
100 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
from policyholders, net of any credit loss allowance for uncollectible premiums. Benefits are reflected in accident, health and other policy benefits and recognized as incurred.
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
As of December 31, 2024, voluntary accident and health insurance and traditional life insurance products within the employer voluntary benefits business and all interest-sensitive life contracts are reported as held for sale.
Premium installment receivables represent premiums written and not yet collected, net of the credit loss allowance for uncollectible premiums. These receivables are primarily outstanding for one year or less. The Company utilizes historical internal data including aging analyses to estimate allowances under current business conditions and for the forecast period. The Company regularly evaluates and updates the data and adjusts its allowance as appropriate.

Rollforward of credit loss allowance for premium installment receivables
	For the years ended December 31,
($ in millions)	2024	2023
Beginning balance	$(138)	$(132)
Increase in the provision for credit losses	(414)	(348)
Write-off of uncollectible premium installment receivable amounts (1)	365	342
Ending balance	$(187)	$(138)
(1)Represents the portion of allowance that is reversed when premiums receivable are written off.
Other revenue
Other revenue represents fees collected from policyholders relating to premium installment payments, fees for servicing assigned risk business collected from other insurance carriers, commissions on sales of non-proprietary products, sales of identity protection services, fee-based services and other revenue transactions. Other revenue is recognized when performance obligations are fulfilled.
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
Deferred policy acquisition costs
Deferred policy acquisition costs (“DAC”) are related directly to the successful acquisition of new or renewal insurance contracts and are deferred and recognized as an expense over the life of the related contracts. These costs are principally agent, employee and broker remuneration, premium taxes and certain underwriting expenses and are included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations. All other acquisition costs are expensed as incurred and included in operating costs and expenses.
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
Property and casualty insurance For personal lines, DAC is amortized into income as premiums are earned pro rata over the period of the policy. For protection plans, vehicle service contracts and other insurance contracts, DAC is amortized into income over the term of the contract based on the percentage of the contract’s total revenue recognized during the period. DAC is periodically reviewed for recoverability
The Allstate Corporation 101

2024 Form 10-K Notes to Consolidated Financial Statements
and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC.
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
As of December 31, 2024, long-duration voluntary accident and health insurance and traditional life insurance contracts within the employer voluntary benefits business, all interest-sensitive life insurance contracts and the associated DAC are reported as held for sale.
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
Indemnification The Company also participates in various indemnification programs, including industry pools and facilities, which are reimbursement mechanisms that assess participating insurers for expected insured claims, reimburse participating insurers for qualifying paid claims and permit participating insurers to recoup amounts assessed directly from insureds. Indemnification recoverables are backed by the financial resources of the property and casualty insurance company market participants.
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
Revenue recognition The amounts reported as reinsurance and indemnification recoverables include amounts paid and due from reinsurers and indemnitors as well as estimates of amounts expected to be recovered from reinsurers and indemnitors on insurance liabilities that have been incurred but not yet paid. Reinsurance and indemnification recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying contract. Reinsurance and indemnification premiums are generally reflected in income in a manner consistent with the recognition of premiums on the associated contracts. For catastrophe coverage, the cost of reinsurance premiums is recognized ratably over the contract period to the extent coverage remains available. Certain catastrophe agreements are subject to
102 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
reinstatement premiums which are recognized in the same period as the loss event that gave rise to the reinstatement premiums.
Goodwill
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, less any impairment of goodwill recognized. The Company’s goodwill reporting units are equivalent to its reportable segments to which goodwill has been assigned: Allstate Protection, Protection Services, and Allstate Health and Benefits.

Goodwill by reporting unit
	December 31,
($ in millions)	2024	2023
Allstate Protection	$1,563	$1,563
Protection Services	1,511	1,494
Allstate Health and Benefits	171	445
Total	$3,245	$3,502
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
As of December 31, 2024 and 2023, the fair value of the Company’s goodwill reporting units exceeded their carrying values. The decrease compared to December 31, 2023 was related to the reclassification of goodwill as held for sale as of December 31, 2024 due to the pending sale of the employer voluntary benefits business partially offset by the addition of goodwill related to Allstate Protection Plans’ acquisition of Kingfisher to enhance its mobile protection offerings.
Intangible assets
Intangible assets (reported in other assets) consist of capitalized costs primarily related to acquired distribution and customer relationships, trade names and licenses, technology and other assets. The estimated useful lives of distribution, customer relationships and technology and other intangible assets are generally 5 years, 10 years, and 5 years, respectively. Intangible assets are carried at cost less accumulated amortization.

Intangible assets by type
	December 31,
($ in millions)	2024	2023
Distribution and customer relationships	$367	$515
Trade names and licenses (1)	145	159
Technology and other	242	292
Total	$754	$966
(1)Includes finite-lived trade names with carrying values of $7 million and $21 million as of December 31, 2024 and 2023, respectively, and are expected to be fully amortized by the end of 2025.
Amortization expense is calculated using an accelerated amortization method. Amortization expense on intangible assets was $280 million, $329 million and $353 million in 2024, 2023 and 2022, respectively.

Amortization expense of intangible assets for the next five years and thereafter
($ in millions)
2025	$230
2026	161
2027	112
2028	67
2029	32
Thereafter	14
Total amortization	$616
Accumulated amortization of intangible assets was $1.66 billion and $1.80 billion as of December 31, 2024 and 2023, respectively.
Trade names and licenses are considered to have an indefinite useful life and are reviewed for impairment at least annually or more frequent if circumstances arise that indicate an impairment may have occurred. An impairment is recognized if the carrying amount of the asset exceeds its estimated fair value.
Acquisition earn-out payables
The fair value of contingent consideration arrangements such as earn-out purchase arrangements at the acquisition date, are included in the purchase price consideration. The recorded purchase price for acquisitions includes an estimate of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations will be recorded in the Consolidated Statements of Operations when incurred or reasonably estimated. Estimates of potential earn-out obligations are typically based upon future earnings of the acquired operations or entities, usually for periods up to five years. As of December 31, 2024, the maximum future contingency payments related to acquisitions totaled $25 million.
In addition, the Company provides contingent bonus payments to certain eligible employees of acquired operations or entities based on the same timeframe and future earnings as used in determining the contingent consideration arrangement.
The Allstate Corporation 103

2024 Form 10-K Notes to Consolidated Financial Statements
Property and equipment
Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use of $398 million and $545 million, net of accumulated depreciation, as of December 31, 2024 and 2023, respectively. These costs generally consist of certain external and payroll related costs. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment, 3 to 5 years for computer software licenses and software developed for internal use and 40 years for real property. Depreciation expense is reported in operating costs and expenses.
Accumulated depreciation on property and equipment was $2.50 billion and $2.59 billion as of December 31, 2024 and 2023, respectively. Depreciation expense on property and equipment was $316 million, $343 million and $335 million in 2024, 2023 and 2022, respectively. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns or data, it applies actuarial judgment in the determination and selection of development factors to develop reserve liabilities. The effects of inflation are implicitly considered in the reserving process as a development factor using historic data incorporated as a reasonable estimate of future inflation. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates, including the reserves for reported and unreported claims; however, when the Company experiences changes, it may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability. Reserve estimates are regularly reviewed and updated, using the most current data and information available. Any resulting reestimates are reflected in current results of operations.
Reserve for future policy benefits
Long-duration voluntary accident and health insurance and traditional life insurance contracts The RFPB is calculated using the net premium reserving model, which uses the present value of insurance contract benefits less the present value of net premiums. Under the net premium reserving model, the Company computes a net premium ratio which is the present value of insurance contract benefits divided by the present value of gross premiums. The present value of contract benefits and gross premiums are determined using the discount rate at contract inception. The net premium ratio is applied to premiums due on a periodic basis to compute the RFPB. The net premium ratio is recomputed at least annually using both actual historical cash flows and future cash flows anticipated over the life of the cohort of contracts subject to measurement. Assumptions including mortality, morbidity, and lapses affect the timing and amount of estimated cash flows used to calculate the RFPB.
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
104 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
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
The discount rate assumption is determined using a yield curve approach. The yield curve consists of U.S. dollar-denominated senior unsecured fixed-income securities issued by U.S. companies that have an A credit rating based on the ratings provided by nationally recognized rating agencies that include Moody’s, Standard & Poor’s and Fitch. For points on the yield curve that do not have observable yields, the Company uses linear interpolation which calculates the unobservable yield based on the two nearest observable yields, except for any points beyond the last observable yield at 30 years, where interest rates are held constant with the last observable point on the yield curve. The Company updates the current discount rate quarterly and the change in the RFPB resulting from the updated current discount rate is recognized in other comprehensive income (“OCI”).
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
Unpaid losses include a provision for incurred but not reported (“IBNR”) reserve estimates representing claims that have occurred but have not yet been reported, some of which are not yet known to the insured, as well as a provision for future development on reported claims. IBNR reserves are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves.
As of December 31, 2024, voluntary accident and health insurance and traditional life insurance products within the employer voluntary benefits business are reported as held for sale.
Contractholder funds
Contractholder funds represent interest-bearing liabilities arising primarily from the sale of interest-sensitive life insurance contracts. Contractholder funds primarily comprise cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses. As of December 31, 2024, all contractholder funds are reported as held for sale.
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
The primary factors contributing to pension and postretirement remeasurement gains and losses are:

• Changes in the discount rate used to value pension and postretirement obligations as of the measurement date
• Differences between the expected and the actual return on plan assets
• Changes in demographic assumptions, including mortality and participant experience
• Changes in lump sum interest rates and cash balance interest crediting rates used to value pension obligations as of the measurement date
Differences in actual experience and changes in other assumptions affect the Company’s pension and other postretirement obligations and expenses.
Pension and other postretirement service cost, interest cost, expected return on plan assets and amortization of prior service credits are allocated to the Company’s reportable segments. The pension and other postretirement remeasurement gains and losses are reported in the Corporate and Other segment.
Legal contingencies
The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis. The Company establishes accruals for such matters at management’s best estimate when the
The Allstate Corporation 105

2024 Form 10-K Notes to Consolidated Financial Statements
Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company’s assessment of whether a loss is reasonably possible or probable is based on its assessment of the ultimate outcome of the matter following all appeals. The Company does not include potential recoveries in its estimates of reasonably possible or probable losses. Legal fees are expensed as incurred.
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
Measurement of credit losses
The Company carries an allowance for expected credit losses for all financial assets measured at amortized cost on the Consolidated Statements of Financial Position. The Company considers past events, current conditions and reasonable and supportable forecasts in estimating an allowance for credit losses. The Company also carries a credit loss allowance for fixed income securities where applicable and, when amortized cost is reported, it is net of credit loss allowances. For additional information, refer to the Investments, Recognition of premium revenues and contract charges or Reinsurance and indemnification topics of this section.
The Company also estimates a credit loss allowance for its line of credit with Adirondack Insurance Exchange (“Adirondack”) and commitments to fund mortgage loans and bank loans unless they are unconditionally cancellable by the Company. For further details on Adirondack and mortgage loans and bank loans, see Note 9 and Note 6, respectively.

Allowance for credit losses
	As of December 31,
($ in millions)	2024	2023
Fixed income securities	$17	$36
Mortgage loans	12	11
Bank loans	10	22
Investments	39	69
Premium installment receivables	187	138
Reinsurance recoverables	63	65
Other assets	14	18
Assets	303	290

Commitments to fund mortgage loans and bank loans	—	1
Liabilities	—	1
Total	$303	$291
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
106 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
Adopted accounting standard
Segment reporting Effective December 31, 2024, the Company adopted the Financial Accounting Standards Board (“FASB”) guidance expanding segment disclosures. The guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of reportable segments’ profit or loss and assets. The guidance affects disclosures only.
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
Climate disclosures In March 2024, the Securities and Exchange Commission (“SEC”) adopted a final rule requiring registrants to disclose certain climate-related information in their registration statements and annual reports. The rule requires the disclosure of qualitative and quantitative information, with certain information, such as financial statement effects of severe weather events, included in the notes to the audited financial statements. Other disclosure requirements include material climate-related risks, processes to manage and govern those risks, disclosure of targets if the targets materially affect or are reasonably likely to materially affect the Company, and, if material, disclosure of certain greenhouse gas emissions. On April 4, 2024, the SEC issued a voluntary stay of the final rule, awaiting the outcome of pending litigation. In February 2025, the SEC requested that the court not schedule the case for argument to provide time for the SEC to deliberate and determine next steps. The Company is currently monitoring the status of the final rule.
Disaggregated income statement disclosures In November 2024, the FASB issued guidance requiring disaggregated information about specific expense categories included in certain income statement expense line items and disclosures about selling expenses.
The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard is effective on a prospective basis, with the option for retrospective application. The guidance only affects disclosures and will have no impact on the Company’s consolidated financial statements.
The Allstate Corporation 107

2024 Form 10-K Notes to Consolidated Financial Statements

Note 3	Earnings per Common Share
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

Computation of basic and diluted earnings per common share
	For the years ended December 31,
(In millions, except per share data)	2024	2023	2022
Numerator:
Net income (loss)	$4,599	$(213)	$(1,342)
Less: Net loss attributable to noncontrolling interest	(68)	(25)	(53)
Net income (loss) attributable to Allstate	4,667	(188)	(1,289)
Less: Preferred stock dividends	117	128	105
Net income (loss) applicable to common shareholders	$4,550	$(316)	$(1,394)

Denominator:
Weighted average common shares outstanding	264.3	262.5	271.2
Effect of dilutive potential common shares (1):
Stock options	2.6	—	—
Restricted stock units (non-participating) and performance stock awards	0.9	—	—
Weighted average common and dilutive potential common shares outstanding	267.8	262.5	271.2

Net income (loss) applicable to common shareholders per common share - Basic	$17.22	$(1.20)	$(5.14)
Net income (loss) applicable to common shareholders per common share - Diluted (1)	$16.99	$(1.20)	$(5.14)

Anti-dilutive options excluded from diluted earnings per common share	0.5	3.0	1.7
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	—	2.2	3.1
(1)As a result of the net loss reported for the years ended December 31, 2023 and 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.

Note 4	Disposition
On August 13, 2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) with StanCorp Financial Group, Inc. to sell American Heritage Life Insurance Company and American Heritage Service Company, comprising the Company’s employer voluntary benefits business for approximately $2.0 billion in cash. The employer voluntary benefits business (“EVB”) is reported in the Allstate Health and Benefits segment, and beginning in the third quarter of 2024, the assets and liabilities of the business were classified as held for sale.
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
The amount of goodwill included in the carrying value is based on the relative fair value of the EVB business to the fair value of the Allstate Health and Benefits segment and is reported in other assets in the table below.
The transaction is expected to close in the first half of 2025, subject to regulatory approvals and other customary closing conditions.
The EVB business generated $985 million of premiums and contract charges and adjusted net income of $85 million for the year ended December 31, 2024.

108 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Major classes of assets and liabilities classified as held for sale
($ in millions)	December 31, 2024
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $1,809)	$1,699
Short-term, at fair value (amortized cost $85)	85
Other investments, net	122
Total investments	1,906
Deferred policy acquisitions costs	521
Reinsurance recoverables, net	111
Other assets	554
Total assets held for sale	$3,092

Liabilities
Reserve for future policy benefits	$1,085
Contractholder funds	890
Other liabilities and accrued expenses	138
Total liabilities held for sale	$2,113
Included in shareholders' equity is $72 million of accumulated other comprehensive loss related to assets and liabilities held for sale.

Note 5	Reportable Segments
The Company’s Chief Executive Officer is the CODM. The CODM reviews financial performance and makes decisions about the allocation of resources for the five reportable segments. The CODM considers each segment profit measure when making decisions regarding the allocation of resources to the segments.
Allstate Protection and Run-off Property-Liability segments comprise Property-Liability. The Company does not allocate investment income, net gains and losses on investments and derivatives or assets to the Allstate Protection and Run-off Property-Liability segments. Management reviews assets at the Property-Liability, Protection Services, Allstate Health and Benefits, and Corporate and Other levels for decision-making purposes. These segments are described below and align with the Company’s key product and service offerings.
The accounting policies of the reportable segments are the same as those described in Note 2. The effects of inter-segment transactions are eliminated in the consolidated results. For segment results, services provided by Protection Services to Allstate Protection are not eliminated as management considers those transactions in assessing the results of the respective segments.
Allstate Protection principally offers private passenger auto, homeowners and other property insurance in the United States and Canada, with earned premiums accounting for 84.0% of Allstate’s 2024 consolidated revenues. Allstate Protection primarily operates in the U.S. (all 50 states and the District of Columbia (“D.C.”)) and Canada. For 2024, the top geographic locations for statutory direct premiums for the Allstate Protection segment were Texas, California, Florida and New York. No other jurisdiction accounted for more than 5% of statutory direct premiums for Allstate Protection. Revenues from external customers generated outside the United States were $2.14 billion, $2.06 billion and $1.94 billion in 2024, 2023 and 2022, respectively.
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
Protection Services comprises Allstate Protection Plans, Allstate Dealer Services, Allstate Roadside, Arity and Allstate Identity Protection. Protection Services offers consumer product protection plans, automotive protection and insurance products (including vehicle service contracts, guaranteed asset protection, road hazard tire and wheel and paintless dent repair protection), roadside assistance, mobility data collection services and analytic solutions using automotive telematics information and identity theft protection and remediation services. Protection Services primarily operates in the U.S. and Canada, with Allstate Protection Plans also offering services in Europe, Asia and Australia. Revenues from external customers generated outside the United States were $472 million, $346 million and $258 million in 2024, 2023 and 2022, respectively, and relate to consumer product protection plans sold primarily in Europe, Japan and Australia.
Allstate Health and Benefits offers employer voluntary benefits, group health and individual health products, including life, accident, critical illness, hospital indemnity, short-term disability and other health products. Allstate Health and Benefits primarily operates in the U.S. (all 50 states and D.C.) and Canada. For 2024, the top geographic locations for statutory
The Allstate Corporation 109

2024 Form 10-K Notes to Consolidated Financial Statements
direct accident, health and life insurance premiums were Texas, Florida, Georgia and Ohio. No other jurisdiction accounted for more than 5% of statutory direct accident, health and life insurance premiums. Revenues from external customers generated outside the United States relate to voluntary accident and health insurance sold in Canada and were not material.
On August 13, 2024, the Company entered into a Purchase Agreement with StanCorp Financial Group, Inc. to sell the Company’s employer voluntary benefits business. See Note 4 for additional information on the transaction.
On January 30, 2025, the Company entered into an agreement with Nationwide Life Insurance Company to sell the Company’s group health business. The transaction is expected to close during 2025, subject to regulatory approvals and other customary closing conditions.
Corporate and Other comprises net investment income, net gains (losses) on investments, other revenue, debt service, other holding company activities and certain non-insurance operations.
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability
segments and adjusted net income for the Protection Services, Allstate Health and Benefits and Corporate and Other segments.
Underwriting income (loss) is calculated as premiums earned and other revenue, less claims and claims expenses, amortization of DAC, operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges as determined using GAAP.
Adjusted net income (loss) is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives
•	Pension and other postretirement remeasurement gains and losses
•	Amortization or impairment of purchased intangibles
•	Gain or loss on disposition
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items
A reconciliation of these measures to net income (loss) applicable to common shareholders is provided below.

Reportable segments financial performance
	For the years ended December 31,
($ in millions)	2024	2023	2022
Underwriting income (loss) by segment
Allstate Protection	$3,153	$(2,090)	$(2,782)
Run-off Property-Liability	(73)	(94)	(129)
Total Property-Liability	3,080	(2,184)	(2,911)

Adjusted net income (loss) by segment, after-tax
Protection Services	217	106	169
Allstate Health and Benefits	186	242	245
Corporate and Other	(426)	(415)	(422)

Reconciling items
Allstate Protection and Run-off Property-Liability net investment income	2,810	2,218	2,190
Net gains (losses) on investments and derivatives	(225)	(300)	(1,072)
Pension and other postretirement remeasurement gains (losses)	37	(9)	(116)
Amortization of purchased intangibles (1)	(74)	(94)	(113)
Gain (loss) on disposition (2)	16	4	89
Non-recurring costs (3)	—	(90)	—
Income tax (expense) benefit on Property-Liability and reconciling items (4)	(1,138)	182	495
Total reconciling items	1,426	1,911	1,473

Less: Net loss attributable to noncontrolling interest (5)	(67)	(24)	(52)

Net income (loss) applicable to common shareholders	$4,550	$(316)	$(1,394)
(1)Excludes amortization of purchased intangibles in Allstate Protection, which is already included above in underwriting income.
(2)Includes $83 million related to the gain on sale of headquarters in the fourth quarter of 2022 reported as other revenue in the Corporate and Other segment.
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
110 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
The following table includes all revenues recorded in the Consolidated Statements of Operations.

Reportable segments revenue information
	For the years ended December 31,
($ in millions)	2024	2023	2022
Property-Liability
Insurance premiums
Auto	$36,475	$32,940	$29,715
Homeowners	13,360	11,739	10,418
Other personal lines	2,823	2,387	2,159
Commercial lines	609	811	1,123
Other business lines	599	550	494
Allstate Protection	53,866	48,427	43,909
Run-off Property-Liability	—	—	—
Total Property-Liability insurance premiums	53,866	48,427	43,909
Other revenue	1,895	1,545	1,416
Net investment income	2,810	2,218	2,190
Net gains (losses) on investments and derivatives	(228)	(292)	(877)
Total Property-Liability	58,343	51,898	46,638

Protection Services
Protection Plans	1,869	1,540	1,307
Roadside assistance	150	195	202
Protection and insurance products	503	508	486
Intersegment premiums and service fees (1)	180	138	149
Other revenue	441	319	347
Net investment income	94	73	48
Net gains (losses) on investments and derivatives	(14)	—	(52)
Total Protection Services	3,223	2,773	2,487

Allstate Health and Benefits
Employer voluntary benefits	985	1,001	1,033
Group health	481	440	385
Individual health	455	405	414
Other revenue	522	447	402
Net investment income	100	82	69
Net gains (losses) on investments and derivatives	(5)	3	(44)
Total Allstate Health and Benefits	2,538	2,378	2,259

Corporate and Other
Other revenue	72	89	179
Net investment income	88	105	96
Net gains (losses) on investments and derivatives	22	(11)	(99)
Total Corporate and Other	182	183	176

Intersegment eliminations (1)	(180)	(138)	(149)
Consolidated revenues	$64,106	$57,094	$51,411
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the consolidated financial statements.
The Allstate Corporation 111

2024 Form 10-K Notes to Consolidated Financial Statements

Reportable segments expense information used in measure for segment profit or loss
	For the years ended December 31,
($ in millions)	2024	2023	2022
Property-Liability
Claims and claims expense excluding catastrophe losses and prior year reserve reestimates (1)	$34,092	$34,243	$31,894
Catastrophe losses	4,964	5,636	3,112
Non-catastrophe prior year reserve reestimates	(6)	485	1,601
Amortization of DAC	6,676	6,070	5,570
Advertising expense	1,863	638	934
Amortization of purchased intangibles	206	235	240
Restructuring and related charges	51	142	44
Other segment expenses (2)	4,762	4,613	4,712
Allstate Protection	52,608	52,062	48,107
Claims and claims expense (1)	68	89	125
Other segment expenses (2)	5	5	4
Run-off Property Liability	73	94	129
Total Property-Liability	52,681	52,156	48,236

Protection Services
Claims and claims expense	641	632	532
Amortization of DAC	1,217	1,058	928
Restructuring and related charges	2	6	2
Other segment expenses (2)	1,090	889	874
Income taxes on operations	71	83	35
Total	3,021	2,668	2,371

Allstate Health and Benefits
Accident, health and other policy benefits	1,241	1,071	1,042
Amortization of DAC	146	150	136
Restructuring and related charges	3	7	2
Other segment expenses (2)	915	842	814
Income taxes on operations	52	63	64
Total	2,357	2,133	2,058

Corporate and Other
Interest expense	400	379	335
Restructuring and related charges	5	13	3
Other segment expenses (2)	163	185	262
Income taxes on operations	(99)	(99)	(92)
Preferred stock dividends	117	128	105
Total	$586	$606	$613
(1)Includes incurred loss adjustment expenses, net of reinsurance of $2.90 billion, $2.80 billion and $2.65 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Includes employee-related costs, professional services, technology and certain other operating costs and expenses, including expenses from strategic initiatives.
112 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Additional significant financial performance data
	For the years ended December 31,
($ in millions)	2024	2023	2022
Amortization of DAC
Property-Liability	$6,676	$6,070	$5,570
Protection Services	1,217	1,058	928
Allstate Health and Benefits	146	150	136
Consolidated	$8,039	$7,278	$6,634

Amortization of purchased intangibles
Property-Liability	$206	$235	$240
Protection Services	47	62	77
Allstate Health and Benefits	27	32	36
Consolidated	$280	$329	$353

Income tax expense (benefit)
Property-Liability	$1,144	$(136)	$(427)
Protection Services	56	66	5
Allstate Health and Benefits	45	57	45
Corporate and Other	(83)	(122)	(111)
Consolidated	$1,162	$(135)	$(488)
Capital expenditures for long-lived assets are generally made at the Property-Liability level as the Company does not allocate assets to the Allstate Protection and Run-off Property-Liability segments. A portion of these long-lived assets are used by entities included in the Protection Services, Allstate Health and Benefits and Corporate and Other segments and, accordingly, are charged to these segments in proportion to their use.

Reportable segment total assets, investments and deferred policy acquisition costs
	As of December 31,
($ in millions)	2024	2023
Assets
Property-Liability	$96,988	$88,568
Protection Services	7,540	7,292
Allstate Health and Benefits	4,362	4,032
Corporate and Other	2,727	3,470
Consolidated	$111,617	$103,362

Investments (1)
Property-Liability	$67,671	$59,540
Protection Services	2,228	2,180
Allstate Health and Benefits (2)	379	2,182
Corporate and Other	2,332	2,775
Consolidated	$72,610	$66,677

Deferred policy acquisition costs
Property-Liability	$2,548	$2,378
Protection Services	3,161	3,022
Allstate Health and Benefits (2)	64	540
Consolidated	$5,773	$5,940
(1)The balances reflect the elimination of related party investments between segments.
(2)As of December 31, 2024, $1.91 billion of investments and $521 million of deferred policy acquisition costs are classified as held for sale and not included in the table above.
The Allstate Corporation 113

2024 Form 10-K Notes to Consolidated Financial Statements

Note 6	Investments

Portfolio composition
	As of December 31,
($ in millions)	2024	2023
Fixed income securities, at fair value	$52,747	$48,865
Equity securities, at fair value	4,463	2,411
Mortgage loans, net	784	822
Limited partnership interests	9,255	8,380
Short-term investments, at fair value	4,537	5,144
Other investments, net	824	1,055
Total	$72,610	$66,677

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
December 31, 2024
U.S. government and agencies	$11,423	$15	$(330)	$11,108
Municipal	8,985	33	(176)	8,842
Corporate	30,630	272	(710)	30,192
Foreign government	1,352	22	(10)	1,364
ABS	1,226	19	(4)	1,241
Total fixed income securities	$53,616	$361	$(1,230)	$52,747

December 31, 2023
U.S. government and agencies	$8,624	$114	$(119)	$8,619
Municipal	6,049	109	(152)	6,006
Corporate	31,951	397	(1,143)	31,205
Foreign government	1,286	17	(13)	1,290
ABS	1,739	13	(7)	1,745
Total fixed income securities	$49,649	$650	$(1,434)	$48,865

Scheduled maturities for fixed income securities
	As of December 31, 2024		As of December 31, 2023
($ in millions)	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$1,544	$1,531	$3,422	$3,374
Due after one year through five years	22,889	22,595	23,218	22,614
Due after five years through ten years	17,431	17,130	12,553	12,273
Due after ten years	10,526	10,250	8,717	8,859
	52,390	51,506	47,910	47,120
ABS	1,226	1,241	1,739	1,745
Total	$53,616	$52,747	$49,649	$48,865
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.
114 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Net investment income
	For the years ended December 31,
($ in millions)	2024	2023	2022
Fixed income securities	$2,298	$1,761	$1,255
Equity securities	77	75	132
Mortgage loans	36	35	33
Limited partnership interests	600	499	985
Short-term investments	290	253	82
Other investments	106	169	162
Investment income, before expense	3,407	2,792	2,649
Investment expense	(315)	(314)	(246)
Net investment income	$3,092	$2,478	$2,403

Net gains (losses) on investments and derivatives by asset type
	For the years ended December 31,
($ in millions)	2024	2023	2022
Fixed income securities	$(200)	$(540)	$(875)
Equity securities	82	282	(900)
Mortgage loans	(1)	(4)	(1)
Limited partnership interests	(9)	4	(191)
Derivatives	(14)	(84)	874
Other investments	40	42	21
Other (1)	(123)	—	—
Net gains (losses) on investments and derivatives	$(225)	$(300)	$(1,072)
(1)Related to the loss for the carrying value of the surplus notes issued by Adirondack and New Jersey Skylands Insurance Association (“Skylands”). See Note 9 for further detail.

Net gains (losses) on investments and derivatives by transaction type
	For the years ended December 31,
($ in millions)	2024	2023	2022
Sales	$(160)	$(433)	$(832)
Credit losses	(146)	(99)	(54)
Valuation change of equity investments (1)	95	316	(1,060)
Valuation change and settlements of derivatives	(14)	(84)	874
Net gains (losses) on investments and derivatives	$(225)	$(300)	$(1,072)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
	For the years ended December 31,
($ in millions)	2024	2023	2022
Gross realized gains	$340	$115	$136
Gross realized losses	(537)	(633)	(1,004)

Net appreciation (decline) recognized in net income for assets that are still held
	For the years ended December 31,
($ in millions)	2024	2023	2022
Equity securities	$37	$151	$(466)
Limited partnership interests carried at fair value	76	85	(5)
Total	$113	$236	$(471)
The Allstate Corporation 115

2024 Form 10-K Notes to Consolidated Financial Statements

Credit losses recognized in net income
	For the years ended December 31,
($ in millions)	2024	2023	2022
Assets
Fixed income securities:
Municipal	$(2)	$—	$—
Corporate	(1)	(24)	(6)
ABS	—	2	(1)
Total fixed income securities	(3)	(22)	(7)
Mortgage loans	(1)	(4)	(1)
Limited partnership interests	(24)	(25)	(4)
Other investments
Bank loans	6	(18)	(26)
Real estate	(2)	(29)	(16)
Other assets	(123)	—	—
Total credit losses by asset type	$(147)	$(98)	$(54)

Liabilities
Commitments to fund commercial mortgage loans and bank loans	1	(1)	—
Total	$(146)	$(99)	$(54)

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2024		Gains	Losses
Fixed income securities	$52,747	$361	$(1,230)	$(869)
Short-term investments	4,537	—	(2)	(2)
Derivative instruments	—	—	(2)	(2)
Limited partnership interests				—
Investments classified as held for sale				(110)
Unrealized net capital gains and losses, pre-tax				(983)
Reclassification of noncontrolling interest				3
Deferred income taxes				209
Unrealized net capital gains and losses, after-tax				$(771)

December 31, 2023
Fixed income securities	$48,865	$650	$(1,434)	$(784)
Short-term investments	5,144	—	(1)	(1)
Derivative instruments	—	—	(2)	(2)
Limited partnership interests (1)				(4)
Unrealized net capital gains and losses, pre-tax				(791)
Reclassification of noncontrolling interest				13
Deferred income taxes				174
Unrealized net capital gains and losses, after-tax				$(604)
(1)Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.

Change in unrealized net capital gains (losses)
	For the years ended December 31,
($ in millions)	2024	2023	2022
Fixed income securities	$(85)	$2,101	$(3,645)
Short-term investments	(1)	—	(1)
Derivative instruments	—	1	—
Limited partnerships interests	4	(6)	3
Investments classified as held for sale	(110)	—	—
Total	(192)	2,096	(3,643)
Reclassification of noncontrolling interest	(10)	(10)	19
Deferred income taxes	35	(435)	771
(Decrease) increase in unrealized net capital gains and losses, after-tax	$(167)	$1,651	$(2,853)
116 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
Mortgage loans The Company’s mortgage loans totaled $784 million and $822 million, net of credit loss allowance, as of December 31, 2024 and 2023, respectively, and are primarily commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. Residential mortgage loans totaled $61 million and zero as of December 31, 2024 and 2023, respectively, and are recourse to the borrower.

Principal geographic distribution of commercial real estate exceeding 5% of the commercial mortgage loans portfolio
	As of December 31,
(% of commercial mortgage loan portfolio carrying value)	2024	2023
California	22.9%	21.9%
Texas	13.8	17.9
Florida	8.5	7.5
Tennessee	6.2	5.6
Virginia	6.1	1.2
Ohio	5.4	5.0
Washington	3.2	5.8

Types of properties collateralizing the commercial mortgage loan portfolio
	As of December 31,
(% of commercial mortgage loan portfolio carrying value)	2024	2023
Apartment complex	26.6%	30.6%
Retail	22.7	25.0
Warehouse	22.4	20.0
Office	15.4	15.2
Other	12.9	9.2
Total	100.0%	100.0%

Contractual maturities of the commercial mortgage loan portfolio
	As of December 31, 2024
($ in millions)	Number of loans	Amortized cost, net	Percent
2025	5	$56	7.7%
2026	10	151	20.9
2027	5	51	7.1
2028	13	189	26.1
Thereafter	18	276	38.2
Total	51	$723	100.0%
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

Carrying value for limited partnership interests
	As of December 31,
($ in millions)	2024	2023
Private equity	$7,734	$7,154
Real estate	1,236	1,085
Other (1)	285	141
Total	$9,255	$8,380
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.

The Allstate Corporation 117

2024 Form 10-K Notes to Consolidated Financial Statements
Municipal bonds The Company maintains a diversified portfolio of municipal bonds, including tax-exempt and taxable securities, which totaled $8.84 billion and $6.01 billion as of December 31, 2024 and 2023, respectively. The balances as of December 31, 2024 and 2023 include $7.71 billion and $4.85 billion of tax-exempt securities, respectively. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Principal geographic distribution of municipal bond issuers exceeding 5% of the portfolio
	As of December 31,
(% of municipal bond portfolio carrying value)	2024	2023
Texas	12.8%	12.8%
California	6.8	7.7
Florida	6.5	4.8
Washington	6.5	3.1
Illinois	6.1	5.4
New York	6.0	6.3
Pennsylvania	4.0	5.4
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of December 31, 2024 and 2023, the fair value of short-term investments totaled $4.54 billion and $5.14 billion, respectively.
Other investments Other investments primarily consist of bank loans, real estate and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Real estate is carried at cost less accumulated depreciation.

Other investments by asset type
	As of December 31,
($ in millions)	2024	2023
Bank loans, net	$201	$224
Real estate	620	709
Policy loans (1)	—	119
Other	3	3
Total	$824	$1,055
(1)As of December 31, 2024, policy loans are classified as held for sale.
Concentration of credit risk As of December 31, 2024, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholders’ equity, other than the U.S. government and its agencies.
Securities loaned The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2024 and 2023, fixed income and equity securities with a carrying value of $1.95 billion and $1.83 billion, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $3 million, zero and $6 million in 2024, 2023 and 2022, respectively.
Other investment information Included in fixed income securities are below investment grade assets totaling $4.57 billion and $4.18 billion as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, fixed income securities and short-term investments with a carrying value of $194 million were on deposit with regulatory authorities as required by law.
As of December 31, 2024, the carrying value of fixed income securities and other investments that were non-income producing was $4 million.

118 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
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
The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security is considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, credit ratings and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement.
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
When a security is sold or otherwise disposed or when the security is deemed uncollectible and written off, the Company reduces the credit loss allowance. Recoveries after write-offs are recognized when received.
Accrued interest excluded from the amortized cost of fixed income securities totaled $574 million and $495 million as of December 31, 2024, and 2023, respectively, and is reported within the accrued investment income line of the Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

The Allstate Corporation 119

2024 Form 10-K Notes to Consolidated Financial Statements

Rollforward of credit loss allowance for fixed income securities
	For the years ended December 31,
($ in millions)	2024	2023	2022
Beginning balance	$(36)	$(13)	$(6)
Credit losses on securities for which credit losses not previously reported	(8)	(11)	(1)
Net decreases (increases) related to credit losses previously reported	2	(11)	(6)
Decrease (increase) related to sales and other	3	(1)	—
Write-offs	22	—	—
Ending balance	$(17)	$(36)	$(13)

Components of credit loss allowance as of December 31
Corporate bonds	(16)	(35)	(11)
ABS	(1)	(1)	(2)
Total	$(17)	$(36)	$(13)

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)

	Less than 12 months			12 months or more
($ in millions)	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2024
Fixed income securities
U.S. government and agencies	179	$8,520	$(256)	99	$801	$(74)	$(330)
Municipal	990	4,889	(67)	1,089	1,693	(109)	(176)
Corporate	943	9,178	(166)	1,237	7,877	(544)	(710)
Foreign government	42	159	(2)	73	73	(8)	(10)
ABS	50	78	—	85	56	(4)	(4)
Total fixed income securities	2,204	$22,824	$(491)	2,583	$10,500	$(739)	$(1,230)
Investment grade fixed income securities	2,002	$21,846	$(473)	2,367	$9,281	$(655)	$(1,128)
Below investment grade fixed income securities	202	978	(18)	216	1,219	(84)	(102)
Total fixed income securities	2,204	$22,824	$(491)	2,583	$10,500	$(739)	$(1,230)

December 31, 2023
Fixed income securities
U.S. government and agencies	63	$2,554	$(38)	117	$2,513	$(81)	$(119)
Municipal	271	400	(4)	1,784	2,245	(148)	(152)
Corporate	251	2,225	(48)	2,106	17,319	(1,095)	(1,143)
Foreign government	7	31	—	75	356	(13)	(13)
ABS	19	64	(1)	150	584	(6)	(7)
Total fixed income securities	611	$5,274	$(91)	4,232	$23,017	$(1,343)	$(1,434)
Investment grade fixed income securities	568	$5,061	$(83)	3,864	$20,429	$(1,151)	$(1,234)
Below investment grade fixed income securities	43	213	(8)	368	2,588	(192)	(200)
Total fixed income securities	611	$5,274	$(91)	4,232	$23,017	$(1,343)	$(1,434)
(1)Includes fixed income securities with fair values of $16 million and $32 million and unrealized losses of $1 million and $3 million with credit loss allowances of $3 million and $8 million as of December 31, 2024, and 2023, respectively.

Gross unrealized losses by unrealized loss position and credit quality as of December 31, 2024
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1)	$(1,092)	$(100)	$(1,192)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (2)	(36)	(2)	(38)
Total unrealized losses	$(1,128)	$(102)	$(1,230)
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
120 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
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
As of December 31, 2024, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Consolidated Statements of Financial Position. Accrued interest as of 2024 and 2023 was not significant for bank loans or mortgage loans.
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
Debt service coverage ratio is considered a key credit quality indicator when commercial mortgage loan credit loss allowances are estimated. Debt service coverage ratio represents the amount of estimated cash flow from the property available to the borrower to meet principal and interest payment obligations. Debt service coverage ratio estimates are updated annually or more frequently if conditions are warranted based on the Company’s credit monitoring process.

The Allstate Corporation 121

2024 Form 10-K Notes to Consolidated Financial Statements

Commercial mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	December 31, 2024							December 31, 2023
($ in millions)	2019 and prior	2020	2021	2022	2023	2024	Total	Total
Below 1.0	$—	$—	$—	$—	$—	$—	$—	$13
1.0 - 1.25	59	—	—	18	25	35	137	41
1.26 - 1.50	47	10	—	30	18	—	105	133
Above 1.50	144	42	165	42	86	14	493	646
Amortized cost before allowance	$250	$52	$165	$90	$129	$49	$735	$833
Allowance							(12)	(11)
Amortized cost, net							$723	$822
Commercial mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees.
Payments on all mortgage loans were current as of December 31, 2024, 2023 and 2022.

Rollforward of credit loss allowance for mortgage loans
	For the years ended December 31,
($ in millions)	2024	2023	2022
Beginning balance	$(11)	$(7)	$(6)
Net increases related to credit losses	(1)	(4)	(1)
Write-offs	—	—	—
Ending balance	$(12)	$(11)	$(7)
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

Bank loans amortized cost by credit rating and year of origination
($ in millions)	December 31, 2024							December 31, 2023
	2019 and prior	2020	2021	2022	2023	2024	Total	Total
NAIC 1 / A	$—	$—	$—	$—	$—	$45	$45	$—
NAIC 2 / BBB	—	—	—	—	—	6	6	9
NAIC 3 / BB	—	—	2	—	2	23	27	38
NAIC 4 / B	25	1	2	4	35	55	122	153
NAIC 5-6 / CCC and below	—	—	—	—	8	3	11	46
Amortized cost before allowance	$25	$1	$4	$4	$45	$132	$211	$246
Allowance							(10)	(22)
Amortized cost, net							$201	$224

Rollforward of credit loss allowance for bank loans
	For the years ended December 31,
($ in millions)	2024	2023	2022
Beginning balance	$(22)	$(57)	$(61)
Net decreases (increases) related to credit losses	6	(18)	(26)
Reduction related to sales	—	50	30
Write-offs	6	3	—
Ending balance	$(10)	$(22)	$(57)
122 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Note 7	Fair Value of Assets and Liabilities
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
The Allstate Corporation 123

2024 Form 10-K Notes to Consolidated Financial Statements
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
Corporate - privately placed: Privately placed securities are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data. The primary inputs to the discounted cash flow model include an interest rate yield curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.
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
Corporate - public and privately placed: Primarily valued using a discounted cash flow model that is widely accepted in the financial services industry using inputs that have not been corroborated to be market observable. In certain situations, non-binding broker quotes where the inputs have not been corroborated to be market observable are used. Other inputs for corporate fixed income securities include expected cash flows, an interest rate yield curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.
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
124 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
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
Investments excluded from the fair value hierarchy
Investments reported at net asset value (“NAV”)
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of December 31, 2024, the Company has commitments to invest $158 million in limited partnership interests that are reported at net asset value.

Assets and liabilities measured at fair value
	December 31, 2024
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$11,099	$9	$—		$11,108
Municipal	—	8,840	2		8,842
Corporate - public	—	21,211	22		21,233
Corporate - privately placed	—	8,849	110		8,959
Foreign government	—	1,364	—		1,364
ABS	—	1,127	114		1,241
Total fixed income securities	11,099	41,400	248		52,747
Equity securities (1)	3,600	306	407		4,313
Short-term investments	2,016	2,516	5		4,537
Other investments	—	21	1	$(19)	3
Other assets	—	—	134		134
Assets held for sale	241	1,536	7		1,784
Total recurring basis assets	16,956	45,779	802	(19)	63,518
Non-recurring basis	—	—	3		3
Total assets at fair value	$16,956	$45,779	$805	$(19)	$63,521
% of total assets at fair value	26.7%	72.0%	1.3%	—%	100.0%

Investments reported at NAV					1,096
Total					$64,617
Liabilities
Other liabilities	$(1)	$(1)	$—	$1	$(1)
Total recurring basis liabilities	(1)	(1)	—	1	(1)
Total liabilities at fair value	$(1)	$(1)	$—	$1	$(1)
% of total liabilities at fair value	100.0%	100.0%	—%	(100.0)%	100.0%
(1)Excludes $150 million of preferred stock measured at cost.

The Allstate Corporation 125

2024 Form 10-K Notes to Consolidated Financial Statements

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
As of December 31, 2024 and 2023, Level 3 fair value measurements of fixed income securities totaled $248 million and $153 million, respectively, and included $87 million and zero, respectively, of securities valued based on third-party discounted cash flow pricing models where the inputs have not been corroborated to be market observable, $22 million and $26 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $2 million and $11 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.
An increase (decrease) in credit spreads for fixed income securities valued based on third-party discounted cash flow pricing models or non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
126 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2024
	Balance as of December 31, 2023	Total gains (losses) included in:		Transfers		Transfers (to) from held for sale					Balance as of December 31, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$11	$(2)	$1	$—	$—	$—	$—	$(5)	$—	$(3)	$2
Corporate - public	26	1	—	—	—	(7)	16	(14)	—	—	22
Corporate - privately placed	58	(6)	(2)	—	—	—	64	(2)	—	(2)	110
ABS	58	—	—	—	—	—	59	—	—	(3)	114
Total fixed income securities	153	(7)	(1)	—	—	(7)	139	(21)	—	(8)	248
Equity securities	402	8	—	—	—	—	25	(28)	—	—	407
Short-term investments	1	—	—	—	—	—	27	(20)	—	(3)	5
Other investments	2	6	—	—	—	—	—	(7)	—	—	1
Other assets	118	16	—	—	—	—	—	—	—	—	134
Assets held for sale	—	—	—	—	—	7	—	—	—	—	7
Total recurring Level 3 assets	$676	$23	$(1)	$—	$—	$—	$191	$(76)	$—	$(11)	$802

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2023
	Balance as of December 31, 2022	Total gains (losses) included in:		Transfers						Balance as of December 31, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$21	$3	$(1)	$—	$—	$—	$(10)	$—	$(2)	$11
Corporate - public	69	(1)	2	—	—	—	(44)	—	—	26
Corporate - privately placed	55	(12)	1	16	—	1	(3)	—	—	58
ABS	28	—	—	—	—	31	—	—	(1)	58
Total fixed income securities	173	(10)	2	16	—	32	(57)	—	(3)	153
Equity securities	333	36	—	—	—	77	(44)	—	—	402
Short-term investments	6	—	—	—	—	13	—	—	(18)	1
Other investments	3	(1)	—	—	—	—	—	—	—	2
Other assets	103	15	—	—	—	—	—	—	—	118
Total recurring Level 3 assets	$618	$40	$2	$16	$—	$122	$(101)	$—	$(21)	$676

The Allstate Corporation 127

2024 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2022
	Balance as of December 31, 2021	Total gains (losses) included in:		Transfers						Balance as of December 31, 2022
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Issues	Settlements
Assets
Fixed income securities:
Municipal	$18	$—	$1	$2	$—	$2	$—	$—	$(2)	$21
Corporate - public	20	—	(5)	—	—	66	(10)	—	(2)	69
Corporate - privately placed	66	19	2	—	—	34	(65)	—	(1)	55
ABS	40	1	—	—	(28)	17	—	—	(2)	28
Total fixed income securities	144	20	(2)	2	(28)	119	(75)	—	(7)	173
Equity securities	349	16	—	—	—	13	(45)	—	—	333
Short-term investments	5	—	—	—	—	23	—	—	(22)	6
Other investments	2	2	—	—	—	—	(1)	—	—	3
Other assets	65	38	—	—	—	—	—	—	—	103
Total recurring Level 3 assets	$565	$76	$(2)	$2	$(28)	$155	$(121)	$—	$(29)	$618

Total Level 3 gains (losses) included in net income
	For the years ended December 31,
($ in millions)	2024	2023	2022
Net investment income	$(8)	$(1)	$15
Net gains (losses) on investments and derivatives (1)	15	26	23
Operating costs and expenses (1)	16	15	38
(1)Prior to 2024, Level 3 gains (losses) included in operating costs and expenses were reported in this table within net gains (losses) on investments and derivatives. Historical results have been updated to conform with this presentation.
There were no transfers into Level 3 during 2024. Transfers into Level 3 during 2023 included situations where securities were written down utilizing an internal price where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers into Level 3 during 2022 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
There were no transfers out of Level 3 during 2024 and 2023. Transfers out of Level 3 during 2022 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
128 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of December 31,
($ in millions)	2024	2023	2022
Assets
Fixed income securities:
Municipal	$(2)	$—	$—
Corporate - public	1	—	—
Corporate - privately placed	(6)	(12)	1
Total fixed income securities	(7)	(12)	1
Equity securities	13	35	14
Other investments	—	(1)	2
Other assets	16	15	38
Total recurring Level 3 assets	$22	$37	$55
Total included in net income	$22	$37	$55

Components of net income
Net investment income	$(8)	$(1)	$14
Net gains (losses) on investments and derivatives	14	23	3
Operating costs and expenses	16	15	38
Total included in net income	$22	$37	$55

Assets
Municipal	$—	$—	$1
Corporate - public	—	1	(5)
Corporate - privately placed	(1)	2	—
Changes in unrealized net capital gains and losses reported in OCI	$(1)	$3	$(4)

Financial instruments not carried at fair value
($ in millions)		December 31, 2024		December 31, 2023
Financial assets	Fair value level	Amortized cost, net (2)	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$784	$746	$822	$769
Bank loans	Level 3	201	207	224	238

Financial liabilities	Fair value level	Carrying value (2)	Fair value	Carrying value (2)	Fair value
Contractholder funds on investment contracts (1)	Level 3	$—	$—	$46	$46
Debt	Level 2	8,085	7,740	7,942	7,655
Liability for collateral	Level 2	2,041	2,041	1,891	1,891
Liabilities held for sale	Level 3	40	40	—	—
(1)As of December 31, 2024, all contractholder funds on investment contracts are held for sale.
(2)Represents the amounts reported on the Consolidated Statements of Financial Position.
The Allstate Corporation 129

2024 Form 10-K Notes to Consolidated Financial Statements

Note 8	Derivative Financial Instruments and Off-balance Sheet Financial Instruments
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements (“MNAs) and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position.
For those derivatives which qualify and have been designated as fair value accounting hedges, net income includes the changes in the fair value of both the derivative instrument and the hedged risk. For cash flow hedges, gains and losses are amortized from AOCI and are reported in net income in the same period the forecasted transactions being hedged impact net income. As of December 31, 2024 and 2023, the Company does not have any fair value or cash flow hedges.
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
In connection with the sale of ALIC and certain affiliates in 2021, the sale agreement included a provision related to contingent consideration that may be earned over a ten-year period with the first potential payment date commencing on January 1, 2026 and a final potential payment date of January 1, 2035. The contingent consideration is determined annually based on the average ten-year U.S. Treasury rate over the preceding three-year period compared to a designated rate. The contingent consideration meets the definition of a derivative and is accounted for on a fair value basis with periodic changes in fair value reflected in earnings. There are no collateral requirements related to the contingent consideration.
130 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2024
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	4,596	$—	$—	$—
Equity and index contracts
Futures	Other assets	n/a	437	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	$602	n/a	20	21	(1)
Contingent consideration	Other assets	250	n/a	134	134	—
Total asset derivatives		$852	5,033	$154	$155	$(1)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	12,112	$(1)	$—	$(1)
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	662	—	—	—
Total liability derivatives		—	12,774	(1)	$—	$(1)
Total derivatives		$852	17,807	$153
(1)Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
The Allstate Corporation 131

2024 Form 10-K Notes to Consolidated Financial Statements

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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2024
Asset derivatives	$21	$(1)	$(18)	$2	$—	$2
Liability derivatives	(1)	1	—	—	—	—

December 31, 2023
Asset derivatives	$3	$(6)	$4	$1	$—	$1
Liability derivatives	(10)	6	2	(2)	—	(2)
(1)All OTC derivatives are subject to enforceable MNAs.
132 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives not designated as accounting hedges
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
2024
Interest rate contracts	$(32)	$—	$(32)
Equity and index contracts	(17)	22	5
Contingent consideration	—	16	16
Foreign currency contracts	32	—	32
Credit default contracts	3	—	3
Total	$(14)	$38	$24

2023
Interest rate contracts	$(8)	$—	$(8)
Equity and index contracts	(32)	28	(4)
Contingent consideration	—	15	15
Foreign currency contracts	(14)	—	(14)
Credit default contracts	(30)	—	(30)
Other contracts	—	(1)	(1)
Total	$(84)	$42	$(42)

2022
Interest rate contracts	$737	$—	$737
Equity and index contracts	94	(43)	51
Contingent consideration	—	38	38
Foreign currency contracts	47	(6)	41
Credit default contracts	(4)	—	(4)
Other contracts	—	(1)	(1)
Total	$874	$(12)	$862
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable MNAs and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.

OTC cash and securities collateral pledged
($ in millions)	December 31, 2024
Pledged by the Company	$—
Pledged to the Company (1)	18
(1)No collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
Counterparty credit exposure represents the Company’s potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless. This exposure is measured by the fair value of OTC derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable MNAs.
The Allstate Corporation 133

2024 Form 10-K Notes to Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	December 31, 2024				December 31, 2023
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$213	$10	$1	—	$—	$—	$—
A+	3	389	10	1	—	—	—	—
Total	4	$602	$20	$2	—	$—	$—	$—
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	December 31, 2024
Pledged by the Company	$79
Received by the Company	—
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

($ in millions)	December 31, 2024	December 31, 2023
Gross liability fair value of contracts containing credit-risk-contingent features	$1	$10
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(1)	(3)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(5)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$2
Off-balance sheet financial instruments
Commitments to invest, commitments to purchase private placement securities, commitments to fund loans, financial guarantees and credit guarantees have off-balance sheet risk because their contractual amounts are not recorded in the Company’s Consolidated Statements of Financial Position.

Contractual amounts of off-balance sheet financial instruments
	As of December 31,
($ in millions)	2024	2023
Commitments to invest in limited partnership interests	$3,345	$2,941
Private placement commitments	29	62
Other loan commitments	16	18
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
134 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
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

Note 9	Variable Interest Entities
Consolidated VIEs primarily include Adirondack, a New York reciprocal insurer, and Skylands, a New Jersey reciprocal insurer (together the “Reciprocal Exchanges”). The Reciprocal Exchanges are insurance carriers organized as unincorporated associations. The Company does not own the equity of the Reciprocal Exchanges, which is owned by their respective policyholders.
The results of the Reciprocal Exchanges are included in the Allstate Protection segment as the Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance. As of both December 31, 2024 and 2023, the Company holds interests of $123 million in the form of surplus notes that provide capital to the Reciprocal Exchanges and absorb expected losses.
Due to ongoing operating losses, the Company recorded a loss for the carrying value of the surplus notes in the amount of $123 million in the first quarter of 2024. The loss has been reflected as a capital transaction attributable to noncontrolling interest as the Company expects 100% of its interests in surplus notes to absorb expected losses of the Reciprocal Exchanges.
Adirondack has withdrawn and stopped writing new business and Skylands will withdraw from writing substantially all business in 2025. As the reciprocal insurers are dissolved, policyholders will share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company.
The New York State Department of Financial Services approved the withdrawal plan for Adirondack to non-renew or cancel all policies effective as of December 31, 2024. National General Holdings Corp. and Adirondack entered into a $15 million line of credit agreement to pay claims if Adirondack is unable to pay, which will expire after a final reserve study is conducted to determine if additional funding is needed as of December 31, 2027. As of December 31, 2024, there is no outstanding balance on the line of credit. Additionally, the Company waived all fees payable by Adirondack after July 1, 2024, excluding loss adjustment expenses associated with individual claims.
The New Jersey Department of Banking and Insurance acknowledged the withdrawal plan filed on behalf of Skylands to withdraw from providing personal lines insurance, except dwelling fire and watercraft policies, beginning December 14, 2024. Skylands has a 100% quota share reinsurance agreement to cede all of Skylands’ business to the Company. Claims and claims expense ceded to the Company were $40 million, $40 million and $6 million in 2024, 2023 and 2022, respectively.
The Company received a management fee for the services provided to the Reciprocal Exchanges totaling $24 million, $48 million and $46 million in 2024, 2023 and 2022, respectively. The Reciprocal Exchanges generated $199 million, $224 million and $164 million of earned premiums in 2024, 2023 and 2022, respectively. Total costs and expenses were $280 million, $251 million and $244 million in 2024, 2023 and 2022, respectively.

The Allstate Corporation 135

2024 Form 10-K Notes to Consolidated Financial Statements

Assets and liabilities of Reciprocal Exchanges
($ in millions)	December 31, 2024	December 31, 2023
Assets
Fixed income securities	$47	$267
Short-term investments	112	7
Deferred policy acquisition costs	—	20
Premium installment and other receivables, net	9	40
Reinsurance recoverables, net	76	111
Other assets	25	54
Total assets	269	499
Liabilities
Reserve for property and casualty insurance claims and claims expense	214	201
Unearned premiums	22	147
Other liabilities and expenses	235	296
Total liabilities	$471	$644
Nonconsolidated VIEs The Company makes investments in limited partnership interests and other alternative investments that may be issued by VIEs. These investments are generally accounted for under the equity method and are reported as limited partnership interests in the Company’s Consolidated Statements of Financial Position. The Company does not take an active role in the management of these investments. Therefore, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss is limited to the investment carrying value and any unfunded commitments. Neither the Company’s carrying amounts nor the unfunded commitments related to these VIEs are material individually or in the aggregate.
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

Note 10	Reserve for Property and Casualty Insurance Claims and Claims Expense
The Company establishes reserves for claims and claims expense on reported and unreported claims of insured losses. The Company’s reserving process considers known facts and interpretations of circumstances and factors including the Company’s experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in laws and regulations, judicial decisions and economic conditions.
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns or data, it applies actuarial judgment in the determination and selection of development factors to develop reserve liabilities. Inflation and a higher mix of more complex repairs, combined with skilled labor shortages, have increased physical damage loss costs. Medical inflation, increased treatment trends, higher attorney representation, rising litigation costs and more severe accidents have contributed to higher third-party bodily injury loss costs. The Company continues to digitize and modernize claim processes to increase effectiveness and efficiency. These factors may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability. Generally, the initial reserves for a new accident year are established based on claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, driving behaviors, miles driven or other factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors, changes in attorney represented and litigated claim behavior, the effectiveness and efficiency of claim settlements and changes in mix of claim types. When changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves. The Company’s reserving process incorporates changes in loss patterns, operational statistics and changes in
136 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
claims reporting processes to determine its best estimate of recorded reserves.
As part of the reserving process, the Company may also supplement its claims processes by utilizing third-party adjusters, appraisers, engineers, inspectors and other professionals and information sources to assess and settle catastrophe and non-catastrophe related claims. The effects of inflation are implicitly considered in the reserving process.
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

Rollforward of reserve for property and casualty insurance claims and claims expense
($ in millions)	2024	2023	2022
Balance as of January 1	$39,858	$37,541	$33,060
Less recoverables (1)	8,396	9,176	9,479
Net balance as of January 1	31,462	28,365	23,581
Incurred claims and claims expense related to:
Current year	40,043	40,521	35,523
Prior years	(308)	549	1,741
Total incurred	39,735	41,070	37,264
Claims and claims expense paid related to:
Current year	(23,488)	(23,607)	(20,739)
Prior years	(14,394)	(14,366)	(11,741)
Total paid	(37,882)	(37,973)	(32,480)
Net balance as of December 31	33,315	31,462	28,365
Plus recoverables	8,602	8,396	9,176
Balance as of December 31	$41,917	$39,858	$37,541
(1)Recoverables comprises reinsurance and indemnification recoverables. See Note 12 for further details.

The Allstate Corporation 137

2024 Form 10-K Notes to Consolidated Financial Statements

Reconciliation of total claims and claims expense incurred and paid by coverage
	December 31, 2024
($ in millions)	Incurred	Paid
Allstate Protection
Auto insurance - liability coverage	$15,666	$(13,342)
Auto insurance - physical damage coverage	8,238	(8,351)
Homeowners insurance	8,157	(8,201)
Total auto and homeowners insurance	32,061	(29,894)
Other personal lines	2,270	(1,758)
Commercial lines	616	(838)
Other business lines	310	(276)
Protection Services	547	(540)
Run-off Property-Liability	59	(89)
Unallocated loss adjustment expenses (“ULAE”)	3,480	(3,443)
Claims incurred and paid from before 2020	335	(819)
Other (1)	57	(225)
Total	$39,735	$(37,882)
(1)Paid and incurred amounts primarily related to the effect of foreign currency translation adjustments.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the calendar year. This expense includes losses from catastrophes of $4.96 billion, $5.64 billion and $3.11 billion in 2024, 2023 and 2022, respectively, net of recoverables. Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
The Company defines a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first-party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event. Catastrophes are caused by various natural events including high winds, winter storms and freezes, tornadoes, hailstorms, wildfires, tropical storms, tsunamis, hurricanes, earthquakes and volcanoes.
The Company is also exposed to man-made catastrophic events, such as certain types of terrorism, civil unrest, wildfires or industrial accidents. The nature and level of catastrophes in any period cannot be reliably predicted.
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

Prior year reserve reestimates included in claims and claims expense (1)
	For the years ended December 31,
	Non-catastrophe losses			Catastrophe losses			Total
($ in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Auto	$(328)	$294	$1,249	$(36)	$(50)	$(64)	$(364)	$244	$1,185
Homeowners	(73)	66	123	(322)	36	77	(395)	102	200
Other personal lines	224	37	(34)	(7)	(18)	2	217	19	(32)
Commercial lines	171	76	273	(5)	8	(1)	166	84	272
Other business lines	—	12	(10)	—	—	4	—	12	(6)
Run-off Property-Liability (2)	68	89	125	—	—	—	68	89	125
Protection Services	—	(1)	(3)	—	—	—	—	(1)	(3)
Total prior year reserve reestimates	$62	$573	$1,723	$(370)	$(24)	$18	$(308)	$549	$1,741
(1)Favorable reserve reestimates are shown in parentheses.
(2)The Company’s 2024, 2023 and 2022 annual reserve review, using established industry and actuarial best practices, resulted in unfavorable reestimates of $58 million, $80 million and $118 million, respectively.
138 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
The following presents information about incurred and paid claims development as of December 31, 2024, net of recoverables, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for claims and claims expense, including both reported and IBNR claims. The cumulative number of reported claims is identified by coverage and excludes reported claims for industry pools and facilities where information is not available. The information about incurred and paid claims development for the 2020 to 2024 years, and the average annual percentage payout of incurred claims by age as of December 31, 2024, is presented as required supplementary information.
Auto insurance – liability coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims (in thousands)
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2020	2021	2022	2023	2024
2020	$8,667	$8,565	$8,808	$8,819	$8,840	$21	$541	2,075
2021	—	10,448	10,897	11,217	11,272	55	1,180	2,439
2022	—	—	13,282	13,281	13,538	257	2,465	2,607
2023	—	—	—	15,325	14,787	(538)	4,927	2,583
2024	—	—	—	—	15,871		10,669	2,316
				Total	$64,308	$(205)
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2020 accident years						159
Prior year reserve reestimates for ULAE						(27)
Other						10
Total prior year reserve reestimates						$(63)

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2020	2021	2022	2023	2024
2020	$3,078	$5,750	$7,049	$7,867	$8,299
2021	—	3,569	7,333	9,147	10,092
2022	—	—	4,458	9,086	11,073
2023	—	—	—	5,084	9,860
2024	—	—	—	—	5,202
				Total	$44,526
All outstanding liabilities before 2020, net of recoverables					1,400
Liabilities for claims and claim adjustment expenses, net of recoverables					$21,182

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2024
	1 year	2 years	3 years	4 years	5 years	After 5 years
Auto insurance – liability coverage	33.3%	32.5%	15.2%	8.8%	4.9%	5.3%
The Allstate Corporation 139

2024 Form 10-K Notes to Consolidated Financial Statements
Auto insurance – physical damage coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims (in thousands)
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2020	2021	2022	2023	2024
2020	$5,434	$5,359	$5,332	$5,327	$5,328	$1	$3	4,042
2021	—	7,226	7,254	7,216	7,221	5	1	4,633
2022	—	—	9,308	8,996	9,037	41	(7)	4,977
2023	—	—	—	9,422	9,081	(341)	(5)	4,799
2024	—	—	—	—	8,532		719	4,222
				Total	$39,199	$(294)
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2020 accident years						(1)
Prior year reserve reestimates for ULAE						(5)
Other						(1)
Total prior year reserve reestimates						$(301)

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2020	2021	2022	2023	2024
2020	$5,079	$5,361	$5,335	$5,327	$5,325
2021	—	6,794	7,297	7,241	7,220
2022	—	—	8,252	9,087	9,044
2023	—	—	—	8,482	9,086
2024	—	—	—	—	7,813
				Total	$38,488
All outstanding liabilities before 2020, net of recoverables					10
Liabilities for claims and claim adjustment expenses, net of recoverables					$721

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2024
	1 year	2 years	3 years	4 years	5 years	After 5 years
Auto insurance – physical damage coverage	93.1%	7.0%	(0.6)%	(0.2)%	—%	0.7%
140 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
Homeowners insurance

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims (in thousands)
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2020	2021	2022	2023	2024
2020	$5,685	$5,792	$5,882	$5,929	$5,948	$19	$77	992
2021	—	6,310	6,457	6,514	6,555	41	154	998
2022	—	—	6,551	6,503	6,476	(27)	257	794
2023	—	—	—	9,082	8,612	(470)	795	1,026
2024	—	—	—	—	8,594		2,851	993
				Total	$36,185	$(437)
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2020 accident years						19
Prior year reserve reestimates for ULAE						22
Other						1
Total prior year reserve reestimates						$(395)

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2020	2021	2022	2023	2024
2020	$4,209	$5,492	$5,734	$5,826	$5,871
2021	—	4,459	6,052	6,286	6,401
2022	—	—	3,902	5,950	6,219
2023	—	—	—	5,788	7,817
2024	—	—	—	—	5,743
				Total	$32,051
All outstanding liabilities before 2020, net of recoverables					132
Liabilities for claims and claim adjustment expenses, net of recoverables					$4,266

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2024
	1 year	2 years	3 years	4 years	5 years	After 5 years
Homeowners insurance	66.6%	25.3%	3.9%	1.6%	0.8%	1.8%
The Allstate Corporation 141

2024 Form 10-K Notes to Consolidated Financial Statements

Reconciliation of the net incurred and paid claims development tables above to the reserve for property and casualty insurance claims and claims expense
($ in millions)	As of December 31, 2024
Net outstanding liabilities
Allstate Protection
Auto insurance - liability coverage	$21,182
Auto insurance - physical damage coverage	721
Homeowners insurance	4,266
Other personal lines	2,266
Commercial lines	1,654
Other business lines	133
Protection Services	53
Run-off Property-Liability (1)	1,328
ULAE	1,709
Other (2)	3
Net reserve for property and casualty insurance claims and claims expense	33,315

Recoverables
Allstate Protection
Auto insurance - liability coverage	6,958
Auto insurance - physical damage coverage	37
Homeowners insurance	523
Other personal lines	260
Commercial lines	299
Other business lines	2
Protection Services	15
Run-off Property-Liability	468
ULAE	40
Total recoverables	8,602
Gross reserve for property and casualty insurance claims and claims expense	$41,917
(1)Run-off Property-Liability includes business in run-off with most of the claims related to accident years more than 40 years ago. IBNR reserves represent $723 million of the total reserves as of December 31, 2024.
(2)Related to the unamortized fair value adjustment related to the acquisition of National General.
142 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Note 11	Reserve for Future Policy Benefits and Contractholder Funds

Rollforward of reserve for future policy benefits
	For the years ended December 31,
	Accident and health			Traditional life			Total
($ in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Present value of expected net premiums
Beginning balance	$1,688	$1,464	$1,785	$325	$238	$254	$2,013	$1,702	$2,039
Beginning balance at original discount rate	1,737	1,549	1,604	330	246	215	2,067	1,795	1,819
Effect of changes in cash flow assumptions	(88)	(12)	—	(13)	34	—	(101)	22	—
Effect of actual variances from expected experience	34	(10)	(137)	6	2	36	40	(8)	(101)
Adjusted beginning balance	1,683	1,527	1,467	323	282	251	2,006	1,809	1,718
Issuances (1)	624	501	371	83	89	34	707	590	405
Interest accrual	91	69	48	15	11	4	106	80	52
Net premiums collected	(385)	(360)	(337)	(67)	(52)	(43)	(452)	(412)	(380)
Ending balance at original discount rate	2,013	1,737	1,549	354	330	246	2,367	2,067	1,795
Effect of changes in discount rate assumptions	(54)	(49)	(85)	(11)	(5)	(8)	(65)	(54)	(93)
Reclassified to liabilities held for sale	(1,247)	—	—	(337)	—	—	(1,584)	—	—
Ending balance	$712	$1,688	$1,464	$6	$325	$238	$718	$2,013	$1,702

Present value of expected future policy benefits
Beginning balance	$2,453	$2,229	$2,796	$657	$524	$673	$3,110	$2,753	$3,469
Beginning balance at original discount rate	2,495	2,316	2,426	656	534	511	3,151	2,850	2,937
Effect of changes in cash flow assumptions	(11)	21	(44)	(10)	30	—	(21)	51	(44)
Effect of actual variances from expected experience	(17)	(33)	(116)	(1)	1	24	(18)	(32)	(92)
Adjusted beginning balance	2,467	2,304	2,266	645	565	535	3,112	2,869	2,801
Issuances	609	486	360	83	102	42	692	588	402
Interest accrual	119	103	76	31	25	12	150	128	88
Benefit payments	(437)	(398)	(386)	(32)	(36)	(55)	(469)	(434)	(441)
Ending balance at original discount rate	2,758	2,495	2,316	727	656	534	3,485	3,151	2,850
Effect of changes in discount rate assumptions	(58)	(42)	(87)	(29)	1	(10)	(87)	(41)	(97)
Reclassified to liabilities held for sale	(1,943)	—	—	(685)	—	—	(2,628)	—	—
Ending balance	$757	$2,453	$2,229	$13	$657	$524	$770	$3,110	$2,753

Net reserve for future policy benefits (1)	$45	$765	$765	$7	$332	$286	$52	$1,097	$1,051
Less: reinsurance recoverables (2)	—	81	76	—	2	1	—	83	77
Net reserve for future policy benefits, after reinsurance recoverables	$45	$684	$689	$7	$330	$285	$52	$1,014	$974
(1)Excludes $217 million, $250 million and $271 million of reserves related to short-duration and other contracts as of December 31, 2024, 2023, and 2022, respectively.
(2)Classified as held for sale as of December 31, 2024.
The Allstate Corporation 143

2024 Form 10-K Notes to Consolidated Financial Statements

Revenue and interest recognized in the Consolidated Statements of Operations
($ in millions)	For the years ended December 31,
	2024	2023	2022
Revenues (1)
Accident and health	$820	$814	$838
Traditional life	144	106	94
Total	$964	$920	$932

Interest expense (2)
Accident and health	$28	$34	$28
Traditional life	16	14	8
Total	$44	$48	$36
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
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts, including those that are classified as held for sale as of December 31, 2024.

	As of December 31,
	2024		2023		2022
($ in millions)	Undiscounted	Discounted	Undiscounted	Discounted	Undiscounted	Discounted
Accident and health
Expected future gross premiums	$5,696	$3,870	$5,339	$3,744	$4,919	$3,517
Expected future benefits and expenses	4,049	2,700	3,578	2,453	3,243	2,229
Traditional life
Expected future gross premiums	1,028	716	896	623	679	465
Expected future benefits and expenses	1,379	698	1,301	657	978	524
The following table provides the weighted-average duration and weighted-average interest rates for the reserve for future policy benefits, including those that are classified as held for sale as of December 31, 2024.

	As of December 31,
	Accident and health		Traditional life
	2024	2023	2024	2023
Weighted-average duration (in years)	8.0	4.0	14.9	15.0
Weighted-average interest rates
Interest accretion rate (discount rate at contract issuance)	5.04%	5.83%	5.35%	5.41%
Current discount rate (upper-medium grade fixed income yield)	5.18	4.77	5.36	4.97
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
The Company’s annual review of the mortality, morbidity and lapse experience assumptions in 2024, 2023, and 2022 resulted in an increase of $1 million, an increase of less than $1 million and a decrease of $4 million respectively, to the reserve for future policy benefits.
For the year ended December 31, 2024, actual experience for morbidity in accident and health products was higher than expected. For the year ended December 31, 2023, actual experience for morbidity in accident and health products was lower than expected.
For the year ended December 31, 2024, actual experience for lapses in accident and health products was not materially different than expected. For the year ended December 31, 2023, actual experience for lapses in accident and health products was higher than expected.
For the years ended December 31, 2024 and 2023, actual experience for mortality in traditional life products was lower than expected.
144 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
For the year ended December 31, 2024, actual experience for lapses in traditional life products was higher than expected. For the year ended December 31, 2023, actual experience for lapses in traditional life products was lower than expected.
Contractholder funds
As of December 31, 2024, all contractholder funds are classified as held for sale.

Contractholder funds activity
	For the years ended December 31,
($ in millions)	2024	2023	2022
Beginning balance	$888	$879	$890
Deposits	129	130	133
Interest credited	34	34	32
Benefits	(13)	(14)	(21)
Surrenders and partial withdrawals	(25)	(21)	(28)
Contract charges	(118)	(119)	(117)
Other adjustments	(5)	(1)	(10)
Ending balance	$890	$888	$879

Components of contractholder funds
Interest-sensitive life insurance	$851	$842	$829
Fixed annuities	39	46	50
Total	$890	$888	$879

Weighted-average crediting rate	4.23%	4.21%	4.28%
Net amount at risk (1)	$10,735	$11,359	$11,610
Cash surrender value	740	726	719
(1)Guaranteed benefit amounts in excess of the current account balances.

The Allstate Corporation 145

2024 Form 10-K Notes to Consolidated Financial Statements
Accident and health short-duration contracts
The following presents information about incurred and paid claims development as of December 31, 2024, net of recoverables, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for future policy benefits, including both reported and IBNR claims. The Company’s accident and health claims are counted by claim number assigned to each claimant per illness, injury or death, regardless of number of services rendered for each incident. Claims closed without payment are not included in the cumulative number of reported accident and health claims. The information about incurred and paid claims development for the 2020 to 2024 years, and the average annual percentage payout of incurred claims by age as of December 31, 2024, is presented as required supplementary information.
Group and individual accident and health

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables					IBNR reserves plus expected development on reported claims	Cumulative number of reported claims (in thousands)
	For the years ended December 31,					As of December 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2020	2021	2022	2023	2024
2020	$297	$293	$294	$291	$290	$—	415
2021	—	424	420	415	417	—	679
2022	—	—	437	402	399	1	590
2023	—	—	—	476	455	10	582
2024	—	—	—	—	537	175	456
				Total	$2,098

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2020	2021	2022	2023	2024
2020	$184	$284	$290	$290	$290
2021	—	272	408	413	416
2022	—		275	393	398
2023	—	—	—	312	446
2024	—	—	—	—	362
				Total	$1,912
All outstanding liabilities before 2020, net of recoverables					—
Liabilities for claims and claim adjustment expenses, net of recoverables					$186
146 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Reconciliation of the net incurred and paid claims development tables above to the reserve for future policy benefits
($ in millions)	As of December 31, 2024
Net outstanding liabilities
Group and individual accident and health short-duration contracts	$186
Long-duration accident and health insurance	45
Long-duration traditional life insurance	7
Other contracts	5
ULAE	9
Net reserve for future policy benefits	252
Recoverables
Group and individual accident and health short-duration contracts	17
Gross reserve for future policy benefits	$269

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2024
	1 year	2 years	3 years	4 years	5 years
Group and individual accident and health	65.3%	32.3%	1.6%	0.6%	0.2%

The Allstate Corporation 147

2024 Form 10-K Notes to Consolidated Financial Statements

Note 12	Reinsurance and Indemnification

Effects of reinsurance and indemnification programs on property and casualty premiums written and earned and accident and health insurance premiums and contract charges
	For the years ended December 31,
($ in millions)	2024	2023	2022
Property and casualty insurance premiums written
Direct	$60,574	$54,632	$50,065
Assumed	352	396	245
Ceded	(2,203)	(2,018)	(1,824)
Property and casualty insurance premiums written, net of recoverables	$58,723	$53,010	$48,486

Property and casualty insurance premiums earned
Direct	$58,221	$52,301	$47,552
Assumed	377	358	221
Ceded	(2,210)	(1,989)	(1,869)
Property and casualty insurance premiums earned, net of recoverables	$56,388	$50,670	$45,904

Accident and health insurance premiums and contract charges
Direct	$1,945	$1,865	$1,838
Assumed	26	28	31
Ceded	(50)	(47)	(37)
Accident and health insurance premiums and contract charges, net of recoverables	$1,921	$1,846	$1,832

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	For the years ended December 31,
	2024	2023	2022
Property and casualty insurance claims and claims expense	$(1,716)	$(633)	$(1,600)
Accident, health and other policy benefits	(36)	(44)	15

Reinsurance and indemnification recoverables, net
	As of December 31,
($ in millions)	2024	2023
Property and casualty
Paid and due from reinsurers and indemnitors	$285	$254
Unpaid losses estimated (including IBNR)	8,602	8,396
Total property and casualty	$8,887	$8,650
Accident and health insurance	37	159
Total	$8,924	$8,809

Rollforward of credit loss allowance for reinsurance recoverables
	For the years ended December 31,
($ in millions)	2024	2023
Property and casualty (1) (2)
Beginning balance	$(62)	$(62)
Increase in the provision for credit losses	(1)	(1)
Write-offs	—	1
Ending balance	$(63)	$(62)

Accident and health insurance
Beginning balance	$(3)	$(3)
Decrease in the provision for credit losses	2	—
Write-offs	—	—
Reinsurance recoverables allowance reclassified to held for sale	1	—
Ending Balance	$—	$(3)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

148 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
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
3.Other reinsurance programs - reinsurance protection for asbestos, environmental and other liability exposures as well as commercial lines, including the shared economy program currently in run-off.
Property and casualty reinsurance is in place for the Allstate Protection, Run-off Property-Liability and Protection Services segments. The Company purchases reinsurance after evaluating the financial condition of the reinsurer as well as the terms and price of coverage.
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
State-based industry pools or facilities
Michigan Catastrophic Claims Association The MCCA is a statutory indemnification mechanism for member insurers’ qualifying Personal Injury Protection (“PIP”) claims paid for the unlimited lifetime medical benefits above the applicable retention level for qualifying injuries from automobile, motorcycle and commercial vehicle accidents. Indemnification recoverables on paid and unpaid claims, including IBNR, as of December 31, 2024 and 2023 include $6.48 billion and $6.42 billion, respectively, from the MCCA for its indemnification obligation.
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
The MCCA annual assessments fund current operations, member company reimbursements and any deficit. The MCCA prepares statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Michigan Department of Insurance and Financial Services (“MI DOI”). The MI DOI has granted the MCCA a statutory permitted practice that expires on June 30, 2025 to discount its liabilities for loss and loss adjustment expense. As of June 30, 2024, the date of its most recent annual financial report, the MCCA had cash and invested assets of $22.37 billion and an
The Allstate Corporation 149

2024 Form 10-K Notes to Consolidated Financial Statements
accumulated deficit of $2.10 billion. The permitted practice reduced the accumulated deficit by $47.30 billion.
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
Assessments paid to PLIGA for the EMB program totaled $8 million in 2024. The amounts of paid and unpaid recoverables as of December 31, 2024 and 2023 were $370 million and $326 million, respectively.
PLIGA annually assesses all admitted property and casualty insurers writing covered lines in New Jersey for PLIGA indemnification and expenses. PLIGA assessments may be recouped as a surcharge on premiums collected. PLIGA does not ultimately retain underwriting risk as it assesses member companies for their expected qualifying losses to provide funding for payment of its indemnification obligation to member companies for their actual losses. As a pass through, PLIGA facilitates these transactions of receipt of assessments paid by member companies and payment to member companies for covered claims presented by them for indemnification. As of December 31, 2023, the date of its most recent annual financial report, PLIGA had a fund balance of $301 million.
As statutory administrator of the UCJF, PLIGA provides compensation to qualified claimants for PIP, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger pedestrian PIP benefits when no other coverage is available.
PLIGA annually collects a UCJF assessment from all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for UCJF indemnification and expenses. UCJF assessments can be expensed as losses recoverable in rates as appropriate. As of December 31, 2023, the date of its most recent annual financial report, the UCJF fund had a balance of $69 million.
North Carolina Reinsurance Facility The NCRF provides automobile liability insurance to drivers that private market insurers are not otherwise willing to insure. All insurers licensed to write automobile insurance in North Carolina are members of the NCRF. Premiums, losses and expenses are assigned to the NCRF. North Carolina law allows the NCRF to recoup operating losses for certain insureds through a surcharge to policyholders. As of September 30, 2024, the NCRF reported $52 million in members’ equity. The
NCRF implemented a recoupment surcharge on all private passenger and commercial fleet policies effective October 1, 2024, through September 30, 2025. The NCRF results are shared by the member companies in proportion to their respective North Carolina automobile liability writings. As of December 31, 2024, our NCRF recoverables on paid claims was $97 million and recoverables on unpaid claims was $359 million. Paid recoverable balances, if covered, are typically settled within sixty days of monthly filing.
Florida Hurricane Catastrophe Fund Allstate subsidiaries Castle Key Insurance Company (“CKIC”) and Castle Key Indemnity Company (together with CKIC, “Castle Key”), Integon National Insurance Company and Century-National Insurance Company participate in the mandatory coverage provided by the FHCF and therefore have access to reimbursement for certain qualifying Florida hurricane losses from the FHCF. The companies have exposure to assessments and pay annual premiums to the FHCF for this reimbursement protection. The FHCF has the authority to issue bonds to pay its obligations to participating insurers in excess of its capital balances. Payment of these bonds is funded by emergency assessments on all property and casualty premiums in the state, except workers’ compensation, medical malpractice, accident and health insurance and policies written under the National Flood Insurance Program (“NFIP”). The FHCF emergency assessments are limited to 6% of premiums per year beginning the first year in which reimbursements require the issuance of a revenue bond, and up to a total of 10% of premiums per year for assessments in the second and subsequent years, if required to fund additional bonds. The FHCF has not issued an emergency assessment since 2015.
Annual premiums earned and paid to the FHCF were $23 million, $28 million and $24 million in 2024, 2023 and 2022, respectively. Qualifying losses were $(1) million in 2024 including final settlements related to Hurricane Michael recoveries, $(6) million in 2023 including final settlements related to Hurricane Irma recoveries and $74 million in 2022. The Company has access to reimbursement provided by the FHCF for 90% of qualifying personal property losses that exceed its current retention of $98 million for the two largest hurricanes and $33 million for other hurricanes, up to a maximum total of $205 million, effective from June 1, 2024 to May 31, 2025. The amounts recoverable from the FHCF totaled $73 million and $82 million as of December 31, 2024 and 2023, respectively.
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
150 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
Congressional authorization for the NFIP is periodically evaluated and may be subjected to freezes, including when the federal government experiences a shutdown. FEMA has a NFIP reinsurance program to manage the future exposure of the NFIP through the transfer of risk to private reinsurance companies and capital market investors. Congress must periodically renew the funding of the program as well as consider reforms to the program that would be incorporated in legislation to reauthorize the NFIP. On December 21, 2024, the president signed legislation passed by Congress that extends the NFIP authorization until March 14, 2025. As of September 30, 2024, the NFIP owes $20.5 billion to the U.S. Treasury.
The amounts recoverable as of December 31, 2024 and 2023 were $279 million and $76 million, respectively. Annual premiums earned and paid to NFIP include $368 million, $327 million and $319 million in 2024, 2023 and 2022, respectively. Qualifying losses incurred that are ceded to NFIP include $618 million, $102 million and $435 million in 2024, 2023 and 2022, respectively.
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
The Company’s current catastrophe reinsurance program utilizes the Company’s risk and return framework which is intended to provide shareholders with an acceptable return on the risks assumed in the property business, and to reduce variability of earnings, while providing protection to customers. This framework incorporates the Company’s robust economic capital model and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires. The Company monitors risk both in the aggregate and by peril, while also evaluating model performance relative to experience and its expectations of catastrophe risk trends. As of December 31, 2024, the modeled 1-in-100 probable maximum loss for hurricane, earthquake and wildfire perils is approximately $3.5 billion, net of reinsurance. The Company continually reviews its aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure. The following catastrophe reinsurance agreements are in effect as of December 31, 2024.
The Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”) provides coverage up to $7.90 billion of loss less retentions of $750 million to $1.00 billion for the first event of the program year and is subject to the percentage of reinsurance placed in each of its agreements. Multiple wildfires can be defined by the Nationwide Program as a single event occurrence based on a combination of when the events occur and their proximity to one another. Property business in the state of Florida is excluded from this program. Separate reinsurance agreements address the distinct needs of separately capitalized legal entities. The Nationwide Program includes reinsurance agreements with both the traditional and ILS markets as described below:
•Core traditional market per occurrence agreements provide limits totaling $5.09 billion for catastrophe losses arising out of multiple perils and are comprised of the following:
–Multi-year contracts providing combined $3.25 billion of placed limits exhausting at $4.25 billion, with a 5% co-participation and one annual reinstatement. One third of the contracts are structured with a $750 million retention for the first event and $500 million retention for subsequent events with remaining contracts attaching at a $1.00 billion retention.
–Two eight-year term contracts providing combined $236 million of placed limits, both with a 5% co-participation and one reinstatement of limits over each contract’s term.
–Six single-year contracts providing combined $1.61 billion of placed limits filling capacity around the multi-year and ILS placements, with two contracts providing one reinstatement of limits.
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
The Allstate Corporation 151

2024 Form 10-K Notes to Consolidated Financial Statements
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
Florida program Our 2024 program provides coverage for property policies of CKIC and certain affiliate companies for Florida catastrophe events up to $890 million of losses less a $30 million retention. The Florida program includes reinsurance agreements placed in the traditional market, the FHCF and the ILS market as follows:
• Traditional market placements comprise reinsurance limits for losses to personal lines property in Florida arising out of multiple perils. One contract provides $235 million of reinsurance limit with reinstatement, and one contract provides $75 million of reinsurance limit for a second event. A portion of the traditional market placements provide coverage for perils not covered by the FHCF contracts, which only cover hurricanes.
•ILS placements provide $625 million of reinsurance limits for qualifying losses to personal lines property in Florida caused by a named storm event, a severe weather event, an earthquake event, a fire event, a volcanic eruption event, or a meteorite impact event.
•Inuring contracts include three mandatory FHCF contracts providing $206 million of limits for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes. The three contracts are 90% placed.
National General Lender Services Standalone Program is placed in the traditional market and provides $265 million of coverage, subject to a $70 million retention, with one reinstatement of limits. Inuring contracts include the National General FHCF contract providing $71 million of limits in excess of a $36 million retention, 90% placed.
National General Reciprocal Excess Catastrophe Reinsurance Contracts are placed in the traditional market and provide $212 million of placed limits, subject to a $7 million retention, with one reinstatement of limits.
Kentucky Earthquake Excess Catastrophe Reinsurance Contract is placed in the traditional market and provides $27 million, subject to a $2 million retention with one reinstatement of limits.
Canada Catastrophe Excess of Loss Reinsurance Contract is placed in the traditional market and provides CAD 355 million of placed limits, subject to a CAD 75 million retention, with one reinstatement of limits.
The Company has not experienced credit losses on its catastrophe reinsurance programs. The total cost of the property catastrophe reinsurance program was $1.11 billion, $1.02 billion and $788 million in 2024, 2023 and 2022, respectively.
Other reinsurance programs The Company’s other reinsurance programs relate to commercial lines and asbestos, environmental and other liability exposures. The largest reinsurance recoverable balance the Company had outstanding was $175 million and $180 million from Lloyd’s of London as of December 31, 2024 and 2023, respectively. These programs also include reinsurance recoverables of $77 million and $67 million from Pacific Valley Insurance Company, Inc. as of December 31, 2024 and 2023, respectively.
152 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Note 13	Deferred Policy Acquisition Costs

Deferred policy acquisition costs activity
	Accident and health insurance long-duration contracts	Other health and benefit contracts (1)	Allstate Protection	Protection Services	Total
($ in millions)
Year ended December 31, 2024
Beginning balance	$321	$219	$2,378	$3,022	$5,940
Acquisition costs deferred	104	87	6,846	1,356	8,393
Amortization charged to income	(81)	(48)	(6,676)	(1,217)	(8,022)
Experience adjustment	(16)	(1)	—	—	(17)
Reclassified to assets held for sale	(273)	(248)	—	—	(521)
Ending balance	$55	$9	$2,548	$3,161	$5,773

Year ended December 31, 2023
Beginning balance	$322	$206	$2,145	$2,769	$5,442
Acquisition costs deferred	100	62	6,302	1,312	7,776
Amortization charged to income	(73)	(45)	(6,069)	(1,059)	(7,246)
Experience adjustment	(28)	(4)	—	—	(32)
Ending balance	$321	$219	$2,378	$3,022	$5,940

Year ended December 31, 2022
Beginning balance	$339	$154	$1,951	$2,294	$4,738
Acquisition costs deferred	88	83	5,764	1,403	7,338
Amortization charged to income	(77)	(29)	(5,570)	(928)	(6,604)
Experience adjustment	(28)	(2)	—	—	(30)
Ending balance	$322	$206	$2,145	$2,769	$5,442
(1)Includes traditional life and interest-sensitive life long-duration contracts and accident and health short-duration contracts.
The Allstate Corporation 153

2024 Form 10-K Notes to Consolidated Financial Statements

Note 14	Capital Structure
Debt includes senior notes, senior debentures, subordinated debentures and junior subordinated debentures issued by the Corporation.

Total debt outstanding
	As of December 31,
($ in millions)	2024	2023
6.750% Senior Notes due 2024 (1) (2)	$—	$350
0.750% Senior Notes, due 2025 (1)	600	600
3.280% Senior Notes, due 2026 (1)	550	550
5.050% Senior Notes, due 2029 (1)	500	—
Due in one year through five years	1,650	1,500
1.450% Senior Notes, due 2030 (1)	600	600
6.125% Senior Notes, due 2032 (1)	159	159
5.250% Senior Notes due 2033 (1)	750	750
5.350% Senior Notes due 2033 (1)	323	323
Due after five years through ten years	1,832	1,832
5.550% Senior Notes due 2035 (1)	546	546
5.950% Senior Notes, due 2036 (1)	386	386
6.900% Senior Debentures, due 2038	165	165
5.200% Senior Notes, due 2042 (1)	62	62
4.500% Senior Notes, due 2043 (1)	500	500
4.200% Senior Notes, due 2046 (1)	700	700
3.850% Senior Notes, due 2049 (1)	500	500
Floating Rate Subordinated Debentures, due 2053 (3)	500	500
Floating Rate Subordinated Debentures, due 2053 (3)	800	800
6.500% Junior Subordinated Debentures, due 2067	500	500
Due after ten years	4,659	4,659

Long-term debt total principal	8,141	7,991
Fair value adjustments (2)	—	7
Debt issuance costs (4)	(56)	(56)
Total long-term debt	8,085	7,942
Short-term debt (5)	—	—
Total debt	$8,085	$7,942
(1)Senior Notes are subject to redemption at the Company’s option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.
(2)Debt acquired as part of the National General acquisition completed on January 4, 2021.
(3)2053 Subordinated Debentures became floating rate in 2023.
(4)Unamortized debt issuance costs are reported in debt and are amortized over the expected period the debt will remain outstanding.
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
Subordinated Debentures The Subordinated Debentures may be redeemed (i) in whole at any time or in part from time to time on or after January 15, 2023 for the $500 million Subordinated Debentures and
154 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
August 15, 2023 for the $800 million Subordinated Debentures at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption; provided that if the Subordinated Debentures are not redeemed in whole, at least $25 million aggregate principal amount must remain outstanding.
Interest on the $500 million Subordinated Debentures was payable quarterly at the stated fixed annual rate to January 14, 2023, or any earlier redemption date, and then at an annual rate equal to the three-month SOFR plus 3.165% plus 0.26161%. Interest on the $800 million Subordinated Debentures was payable semi-annually at the stated fixed annual rate to August 14, 2023, or any earlier redemption date, and then quarterly at an annual rate equal to the three-month SOFR plus 2.938% plus 0.26161%.
Junior Subordinated Debentures As of December 31, 2024, the Company had outstanding $500 million of Series A 6.500% Fixed-to-Floating Rate Junior Subordinated Debentures (“Junior Subordinated Debentures”). The scheduled maturity date for the Debentures is May 15, 2057 with a final maturity date of May 15, 2067. The Junior Subordinated Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.
Interest on the Junior Subordinated Debentures is payable semi-annually at the stated fixed annual rate to May 15, 2037, and then payable quarterly at an annual rate equal to the three-month LIBOR plus 2.120%, which was replaced with the CME Term SOFR Reference Rate published for a three-month tenor plus a spread adjustment of 0.26161%. The Company may elect at one or more times to defer payment of interest on the Junior Subordinated Debentures for one or more consecutive interest periods that do not exceed 10 years. Interest compounds during such deferral periods at the rate in effect for each period. The interest deferral feature obligates the Company in certain circumstances to issue common stock or certain other types of securities if it cannot otherwise raise sufficient funds to make the required interest payments. The Company has reserved 75 million shares of its authorized and unissued common stock to satisfy this obligation.
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
Other capital resources To manage short-term liquidity, the Company maintains a commercial paper program with a borrowing capacity up to $750 million. In addition, the Company has access to an unsecured revolving credit facility agreement with a borrowing limit of $750 million. The maturity date is November 2027. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined in the agreement. Although the right to borrow under the facility is not
The Allstate Corporation 155

2024 Form 10-K Notes to Consolidated Financial Statements
subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company’s senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2024 or 2023. The Company had no commercial paper outstanding as of December 31, 2024 or 2023.
The Company paid $395 million, $355 million and $323 million of interest on debt in 2024, 2023 and 2022, respectively.
The Company had $215 million and $209 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2024 and 2023, respectively.
The Company has access to a universal shelf registration statement with the SEC that was filed on
April 30, 2024 and expires in 2027. The registration statement covers an unspecified amount of debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Common stock The Company had 900 million shares of issued common stock of which 265 million shares were outstanding and 635 million shares were held in treasury as of December 31, 2024. In 2024, the Company acquired 278 thousand shares at an average cost of $174.03 and reissued 2 million net shares under equity incentive plans.
Preferred stock All outstanding preferred stock represents noncumulative perpetual preferred stock with a $1.00 par value per share and a liquidation preference of $25,000 per share.

Total preferred stock outstanding
	As of December 31,		Aggregate liquidation preference ($ in millions)			Dividend per depository share (1)			Aggregate dividend payment ($ in millions)
	2024	2023	2024	2023	Dividend rate	2024	2023	2022	2024	2023		2022
Series G (2)	—	—	$—	$—	5.625%	$—	$0.70	$1.41	$—	$16	(3)	$32
Series H	46,000	46,000	1,150.0	1,150.0	5.100	1.28	1.28	1.28	59	59		59
Series I	12,000	12,000	300.0	300.0	4.750	1.19	1.19	1.19	14	14		14
Series J	24,000	24,000	600.0	600.0	7.375	1.84	0.75	—	44	18		—
Total	82,000	82,000	$2,050	$2,050					$117	$107		$105
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
The preferred stock does not have voting rights except with respect to certain changes in the terms of the preferred stock, in the case of certain dividend nonpayment, certain other fundamental corporate events, mergers or consolidations and as otherwise provided by law. If and when dividends have not been declared and paid in full for at least six quarterly dividend periods or their equivalent (whether or not consecutive), the authorized number of directors then constituting the Company’s board of directors will be increased by two. The holders of the preferred stock, together with the holders of all other affected classes and series of voting parity stock, voting as a single class, will be entitled to elect the two additional members of the board of directors of the Company, subject to certain conditions. The board of directors shall at no time have more than two preferred stock directors.
The preferred stock is perpetual and has no maturity date. The preferred stock is redeemable at the Company’s option in whole or in part, on or after October 15, 2024 for Series H, January 15, 2025 for Series I and July 15, 2028 for Series J at a redemption price of $25,000 per share, plus declared and unpaid
156 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
dividends. Prior to July 15, 2028 for Series J, the preferred stock is redeemable at the Company’s option, in whole but not in part, within 90 days after the occurrence of certain regulatory capital events at a redemption price equal to $25,000 per share or within 90 days after the occurrence of a certain rating agency event at a redemption price equal to $25,500 per share, plus declared and unpaid dividends.

Note 15	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges and totaled $61 million, $169 million and $51 million in 2024, 2023 and 2022, respectively.
Restructuring expenses in 2024 primarily relate to implementing actions to achieve a new phase of the organizational transformation component of the
Transformative Growth plan, which commenced in the second quarter of 2024. Organizational transformation includes streamlining the organization and outsourcing certain aspects of operations. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Organizational transformation
($ in millions)
Expected program charges	$24
Changes in estimated program initiatives and costs	25
2024 expenses	(45)
Remaining program charges	$4
These charges are primarily recorded in the Allstate Protection segment. The Company expects these actions will be completed in the first half of 2025.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2023	$40	$1	$41
Expense incurred	35	20	55
Adjustments to liability	6	—	6
Payments and non-cash charges	(56)	(19)	(75)
Restructuring liability as of December 31, 2024	$25	$2	$27
As of December 31, 2024, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $50 million for employee costs and $1 million for exit costs.

Note 16	Commitments, Guarantees and Contingent Liabilities
Leases
The Company has certain operating leases for office facilities, computer and office equipment, and vehicles. The Company’s leases have remaining lease terms of generally 1 year to 10 years which could include options to extend or terminate that varies across agreements.
The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs for these leases are recorded as an expense on a straight-line basis over the lease term. Operating leases with terms greater than one year result in a lease liability recorded in other liabilities and accrued expenses with a corresponding right-of-use (“ROU”) asset recorded in other assets on the Consolidated Statements of Financial Position. As of December 31, 2024 and 2023, the Company had $235 million and $265 million in lease liabilities and $165 million and $163 million in ROU assets, respectively.
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
Operating lease costs are recognized on a straight-line basis over the lease term and include interest expense on the lease liability and amortization of the ROU asset. Variable lease costs are expensed as
The Allstate Corporation 157

2024 Form 10-K Notes to Consolidated Financial Statements
incurred and include maintenance costs and real estate taxes. Lease costs are reported in operating costs and expenses and totaled $92 million, $102 million and $131 million, including $14 million, $19 million and $23 million of variable lease costs in 2024, 2023 and 2022, respectively.

Other information related to operating leases
	December 31,
	2024	2023
Weighted average remaining lease term (years)	4	3
Weighted average discount rate	4.17%	3.48%

Maturity of lease liabilities
($ in millions)	Operating leases
2025	$83
2026	70
2027	41
2028	24
2029	18
Thereafter	18
Total lease payments	$254
Less: interest	(19)
Present value of lease liabilities	$235
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
Florida Citizens Castle Key is subject to assessments from Citizens Property Insurance Corporation in the state of Florida (“FL Citizens”), which was initially created by the state of Florida to provide insurance to eligible property owners unable to obtain coverage in the private insurance market. FL Citizens, at the discretion and direction of its Board of Governors, can levy a regular assessment on assessable insurers and assessable insureds for a deficit in any calendar year up to a maximum of the greater of: 2% of the projected deficit or 2% of the aggregate statewide direct written premium for the prior calendar year. The base of assessable insurers includes all property and casualty premiums in the state. If a deficit remains after levying the regular assessment, FL Citizens can also levy an emergency assessment of up to 10% of the deficit or 10% of the aggregate statewide direct written premium for the prior calendar year. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected. Currently, the emergency assessment is zero for all policies issued or renewed on or after July 1, 2015.
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
California Earthquake Authority Exposure to certain potential losses from earthquakes in California is limited by the Company’s participation in the California Earthquake Authority (“CEA”), which provides insurance for California earthquake losses. The CEA is a privately financed, publicly managed state agency created to provide insurance coverage for earthquake damage. Insurers selling homeowners insurance in California are required to offer earthquake insurance to their customers either through their company or by participation in the CEA. The Company’s homeowners policies continue to include coverages for losses caused by explosions, theft, glass breakage and fires following an earthquake, which are not underwritten by the CEA.
As of September 30, 2024, the CEA’s capital balance was approximately $6.0 billion. Should losses arising from an earthquake cause a deficit in the CEA, an additional $2.5 billion would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $8.5 billion reinsurance layer, $1.0 billion from policy surcharge, and finally, if needed, assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.7 billion, if the capital of the
158 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA’s capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA’s projected aggregate claim paying capacity is $19.7 billion as of September 30, 2024, and if an event were to result in claims greater than its capacity, affected policyholders may be paid a prorated portion of their covered losses, paid on an installment basis, or no payments may be made if the claim paying capacity of the CEA is insufficient.
All future assessments on participating CEA insurers are based on their share of the total CEA premiums written as of December 31 of the preceding year. As of December 31, 2024, the Company’s market share of the total CEA premiums written was 7.9%. At the current level, the Company’s maximum possible CEA assessment was $131 million during 2024. These amounts are re-evaluated by the board of directors of the CEA on an annual basis. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company’s exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.
California FAIR Plan Association The California FAIR Plan Association (“FAIR Plan”) is a syndicated fire insurance pool that provides coverage to California homeowners who are unable to find insurance in the voluntary market. FAIR Plan members are all insurers licensed to provide property and casualty insurance coverage in the state of California. Each member participates in the profits, losses and expenses of the FAIR Plan in direct proportion to its market share of business written in the state during the second preceding calendar year.
As of June 30, 2024, the FAIR Plan ‘s capital balance was approximately $385 million. Should losses arising from fires cause a deficit to the FAIR Plan, the FAIR Plan will assess member companies, as described further below, and collect proceeds from reinsurance placed. The FAIR Plan has placed reinsurance of $5.72 billion of loss less retention of $900 million. The FAIR Plan participates in co-reinsurance above $900 million and is further subject to reinstatement premium. Up to $2.28 billion, net of reinstatement premium, would be obtained from reinsurance.
If the FAIR Plan is unable to pay losses during a catastrophe event, it may seek regulatory approval to assess member companies based on their market share during the second preceding calendar year. On February 11, 2025, the FAIR Plan received regulatory approval to assess member insurers $1.00 billion. The Company’s personal lines and commercial lines average market share used for the assessment was 4.6% and 2.0%, respectively, net of credits. Members are allowed to request the state insurance commission’s prior approval to collect temporary supplemental fees from policyholders in the state in order to recoup amounts assessed. Insurers can request recoupment for 50% of their portion of assessments up to $1 billion and 100% thereafter for each residential property and commercial property insurance.
The Company’s reinsurance program is designed to provide reinsurance protection for catastrophes resulting from multiple perils, including fires. Note 12 includes a summary of the Company’s reinsurance program. Several of the Company’s core traditional markets per occurrence agreements provide for the inclusion of non-recoupable assessments as part of the definition of loss.
Texas Windstorm Insurance Association The Company participates as a member of the Texas Windstorm Insurance Association (“TWIA”), which provides wind and hail property coverage to coastal risks unable to procure coverage in the voluntary market. Wind and hail coverage is written on a TWIA-issued policy. TWIA follows a funding structure first utilizing currently available funds set aside from current and prior years. Under the current law, to the extent losses exceed premiums received from policyholders, TWIA utilizes a combination of reinsurance, TWIA-issued securities, as well as member and policyholder assessments to fund loss payments. As of December 31, 2024, the Company’s participation rate in TWIA was 12.8%.
Any assessments from TWIA for a particular quarter or annual period may be material to the results of operations and cash flows, but not to the financial position of the Company.
North Carolina Joint Underwriters Association The North Carolina Joint Underwriters Association (“NCJUA”) was created to provide property insurance for properties, other than the state’s beach and coastal areas, that insurers are not otherwise willing to insure. All insurers licensed to write property insurance in North Carolina are members of the NCJUA. Premiums, losses and expenses of the NCJUA are shared by the member companies in proportion to their respective North Carolina property insurance writings. Member companies participate in deficits or surpluses based on their participation ratios, which are determined annually. The Company had a $9 million receivable from the NCJUA on December 31, 2024 representing its participation in the NCJUA’s surplus of $31 million for all open years.
North Carolina Insurance Underwriting Association The North Carolina Insurance Underwriting Association (“NCIUA”) provides property insurance, including windstorm coverage, for properties located in the state’s beach and coastal areas that insurers are not otherwise willing to insure. All insurers licensed to write residential and commercial property insurance in North Carolina are members of the NCIUA. Members are assessed in proportion to their North Carolina residential and commercial property insurance writings, which is determined annually and varies by coverage, for plan deficits. As of December 31, 2024, the NCIUA had a surplus of $1.28 billion. No member company is entitled to the distribution of any portion of
The Allstate Corporation 159

2024 Form 10-K Notes to Consolidated Financial Statements
the NCIUA’s surplus. Legislation in 2009 capped insurers’ assessments for losses incurred in any calendar year at $1.00 billion. Subsequent to an industry assessment of $1.00 billion, if the NCIUA continues to require funding, it may authorize insurers to assess a 10% catastrophe recovery charge on each property insurance policy statewide to be remitted to the NCIUA.
Other programs The Company is also subject to assessments by the NCRF and the FHCF, which are described in Note 12.
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. Since most states allow a credit against premium or other state related taxes for assessments, an asset is recorded based on paid and accrued assessments for the amount the Company expects to recover on the respective state’s tax return and is realized over the period allowed by each state. As of December 31, 2024 and 2023, the liability balance included in other liabilities and accrued expenses was $13 million and $23 million, respectively. There were no related premium tax offsets included in other assets as of December 31, 2024 and $5 million as of December 31, 2023.
Guarantees
In the normal course of business, the Company provides standard indemnifications to contractual counterparties in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third-party lawsuits. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business based on an assessment of the risk of loss. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.
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
The aggregate liability balance related to all guarantees was immaterial as of December 31, 2024.
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
160 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
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
The outcome of these matters may be affected by decisions, verdicts and settlements, and the timing of such decisions, verdicts and settlements, in other individual and class action lawsuits that involve the Company, other insurers or other entities and by other legal, governmental and regulatory actions that involve the Company, other insurers or other entities. The outcome may also be affected by future state or federal legislation, the timing or substance of which cannot be predicted.
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
Accrual and disclosure policy The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for such matters at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company does not establish accruals for such matters when the Company does not believe both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company’s assessment of whether a loss is reasonably possible or probable is based on its assessment of the ultimate outcome of the matter following all appeals. The Company does not include potential recoveries in its estimates of reasonably possible or probable losses. Legal fees are expensed as incurred.
The Company continues to monitor its lawsuits, regulatory inquiries and other legal proceedings for further developments that would make the loss contingency both probable and estimable and accordingly accruable, or that could affect the amount of accruals that have been previously established. There may continue to be exposure to loss in excess of any amount accrued. Disclosure of the nature and amount of an accrual is made when there have been sufficient legal and factual developments such that the Company’s ability to resolve the matter would not be impaired by the disclosure of the amount of accrual.
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
These developments may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, information obtained from other sources, experience from managing these and other matters and other rulings by courts, arbitrators or others. When the Company possesses sufficient appropriate information to develop an estimate of the reasonably possible loss or range of loss above the amount accrued, if any, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible, but such an estimate
The Allstate Corporation 161

2024 Form 10-K Notes to Consolidated Financial Statements
is not possible. Disclosure of the estimate of the reasonably possible loss or range of loss above the amount accrued, if any, for any individual matter would only be considered when there have been sufficient legal and factual developments such that the Company’s ability to resolve the matter would not be impaired by the disclosure of the individual estimate.
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
Claims related proceedings The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Sims, et al. v. Allstate Fire and Casualty Insurance Company, et al. (W.D. Tex. filed June 2022); Thompson, et al. v. Allstate Insurance Company (Circuit Court of Cole Co., Mo. filed June 2022); Hill v. Allstate Vehicle and Property Insurance Company (Circuit Court of Cole Co., Mo. filed October
2022); and Hernandez v. Allstate Vehicle and Property Insurance Company (D. Ariz. filed April 2023). No classes have been certified in any of these matters.
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
Settlements have been reached in the following cases: Bass v. Imperial Fire and Casualty Insurance Company (W.D. La. filed February 2022); and Cummings v. Allstate Property and Casualty Insurance Company (M.D. La. filed April 2022).
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
Other proceedings The Company is defending two putative class actions in the U.S. District Court for the
162 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
Eastern District of California, Holland Hewitt v. Allstate Life Insurance Company filed May 2020 and Farley v. Lincoln Benefit Life Company (“LBL”) filed December 2020, following the sale of ALIC. On April 19, 2023, the district court certified a class in Farley. LBL is appealing the district court’s order in the Ninth Circuit Court of Appeals. On March 27, 2024, the Magistrate Judge issued his Findings and Recommendations denying class certification in Hewitt. Plaintiffs filed their objection to the Magistrate’s recommendation. In these cases, plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. Similar litigation is pending against other insurance carriers. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the statutes’ effective date. The Company asserts various defenses to plaintiffs’ claims and to class certification.
The Company is defending a lawsuit in the U.S. District Court for the Southern District of California, Chavez v. Allstate Northbrook Indemnity Company, filed February 2022, where plaintiffs generally allege that Allstate’s Shelter-in-Place Payback program provided insufficient premium relief in response to the reduction in driving in California during the state’s COVID-19 stay-at-home restrictions in 2020 and 2021. Plaintiffs seek damages that include additional premium refunds and punitive damages. On June 25, 2024, the court issued an order granting plaintiffs’ motion for class certification. The Company continues to defend the litigation and oppose plaintiffs’ allegations.
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
The Company is subject to lawsuits related to the collection and use of driving behavior data, including a civil lawsuit filed by the Texas Attorney General in Montgomery County, Texas District Court and putative class action lawsuits filed in federal court. The lawsuits allege privacy and consumer protection claims and seek actual, statutory and punitive damages, restitution, injunctive relief and attorneys’ fees.

Note 17	Income Taxes
The Company and its eligible domestic subsidiaries file a U.S. consolidated federal income tax return. The Company also files tax returns in various states and foreign jurisdictions. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective entities.
Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted through income tax expense (benefit) as changes in tax laws or rates are enacted.
Inflation Reduction Act of 2022 The Inflation Reduction Act of 2022, which contains several tax-related provisions, was signed into law in August 2022. The law establishes a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations and an excise tax of 1% on stock repurchases by publicly traded U.S. corporations, both effective after December 31, 2022. The excise tax on common stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders' equity. The Company has determined that it is considered an “applicable corporation” under the rules of CAMT.
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
The Company is within the scope of OECD Pillar Two model rules, and certain jurisdictions where the Company operates have enacted their respective tax law to comply with the Pillar Two framework beginning on or after December 31, 2023. The Company does not expect the impact to be material to its results of operations. The Company continues to evaluate the impact as additional jurisdictions adopt their own legislation.
Regulatory tax examinations On January 4, 2021 and October 1, 2021, the Company acquired National General and SafeAuto, respectively. For tax years prior to these acquisitions, National General is under a separate audit by the Internal Revenue Service (“IRS”). The IRS has completed its examination of Allstate’s tax
The Allstate Corporation 163

2024 Form 10-K Notes to Consolidated Financial Statements
years prior to 2017 and National General’s tax years prior to 2015. Currently, the IRS has concluded its examinations for the 2017 and 2018 tax years with a refund claim under review by the Joint Committee on Taxation. In addition, National General is currently under examination for the 2015 through 2019 tax years with the appeals process pending for certain disputed issues related to these years. The Company believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from IRS examinations or any other tax authorities related to all open tax years.
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

Reconciliation of the change in the amount of unrecognized tax benefits
	For the years ended December 31,
($ in millions)	2024	2023	2022
Balance – beginning of year	$45	$17	$17
(Decrease) increase for tax positions taken in a prior year	(4)	23	—
Increase for tax positions taken in the current year	—	5	—
Balance – end of year	$41	$45	$17
The Company believes that the unrecognized tax benefits balance will not materially change within the next twelve months.
The Company recognizes interest expense related to uncertain tax benefits in income tax expense (benefit) and penalties in operating costs and expenses.
For the year ended December 31, 2024, a reduction of penalties related to the unrecognized tax benefits of $(4) million was recorded. There were no penalties related to the unrecognized tax benefits in
2023 and 2022. As of December 31, 2024 and 2023, the Company recognized a liability for penalties of $3 million and $7 million, respectively.
For the years ended December 31, 2024, 2023, and 2022, interest expense (benefit) related to unrecognized tax benefits of $(2) million, $7 million, and $3 million was recorded, respectively. As of December 31, 2024 and 2023, the Company recognized a liability for interest of $15 million and $17 million, respectively.

Components of the deferred income tax assets and liabilities
	As of December 31,
($ in millions)	2024	2023
Deferred tax assets
Unearned premium reserves	$978	$897
Research & development capitalization	317	228
Discount on loss reserves	292	269
Net operating loss carryover	232	258
Unrealized net capital losses	209	174
Accrued compensation	131	121
Pension	8	26
Other postretirement benefits	7	13
General business credits carryover	—	110
Other	185	110
Total deferred tax assets before valuation allowance	2,359	2,206
Valuation allowance	(69)	(69)
Total deferred tax assets after valuation allowance	2,290	2,137
Deferred tax liabilities
DAC	(1,173)	(1,075)
Investments	(479)	(455)
Depreciable assets	(123)	(77)
Intangible assets	(66)	(99)
Other	(218)	(212)
Total deferred tax liabilities	(2,059)	(1,918)
Net deferred tax assets	$231	$219

164 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
In assessing the realizability of gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the gross deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, as well as limitations on use in future periods. As of December 31, 2024, the Company has U.S. Federal, state and foreign net operating loss (“NOL”) carryforwards. Management believes that it is more likely than not that the benefit from certain NOL carryforwards will not be fully realized. Accordingly, the Company has a valuation allowance of $69 million on the deferred tax assets related to these NOL carryforwards.
The following table sets forth the amounts and expiration dates of federal, foreign and state net operating loss carryforwards.

Components of the net operating loss carryforwards as of December 31, 2024
($ in millions)	20-Year Carryforward Expires in 2025-2044	Indefinite	Various
U.S. Federal NOL	$247	$9	$—
Foreign NOL	—	409	—
State NOL (1)	—	—	97
(1)Multiple state net operating loss carryforwards expiring in various periods, beginning in 2029.

Components of income tax expense (benefit)
	For the years ended December 31,
($ in millions)	2024	2023	2022
Current	$1,179	$114	$(35)
Deferred	(17)	(249)	(453)
Total income tax expense (benefit)	$1,162	$(135)	$(488)
The Company paid income taxes of $276 million in 2024, received an income tax refund of $45 million in 2023 and paid income taxes of $95 million in 2022.
The Company had current income tax payable of $91 million and receivable of $663 million as of December 31, 2024 and 2023, respectively.

Reconciliation of the statutory federal income tax rate to the effective income tax rate
	For the years ended December 31,
($ in millions)	2024		2023		2022
Income (loss) before income taxes	$5,761		$(348)		$(1,830)

Statutory federal income tax rate on income from operations	1,210	21.0%	(73)	21.0%	(384)	21.0%
State income taxes	54	0.9	(7)	2.0	—	—
Change in valuation allowance	8	0.1	6	(1.7)	10	(0.6)
Tax credits	(42)	(0.7)	(47)	13.5	(55)	3.0
Share-based payments	(30)	(0.5)	(14)	4.0	(22)	1.2
Tax-exempt income	(29)	(0.5)	(23)	6.6	(17)	0.9
Uncertain tax positions	(8)	(0.1)	33	(9.5)	2	(0.1)
Dividend received deduction	(1)	—	(4)	1.1	(7)	0.4
U.S. shareholder's tax (benefit) expense	—	—	(17)	4.9	13	(0.7)
Other	—	—	11	(3.1)	(28)	1.6
Effective income tax rate on income from operations	$1,162	20.2%	$(135)	38.8%	$(488)	26.7%

Note 18	Statutory Financial Information and Dividend Limitations
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
The Allstate Corporation 165

2024 Form 10-K Notes to Consolidated Financial Statements

Statutory net income (loss) and capital and surplus of Allstate’s domestic insurance subsidiaries
	Net income (loss)			Capital and surplus
($ in millions)	2024	2023	2022	2024	2023
Amounts by major business type:
Property and casualty insurance	$4,158	$(487)	$(1,653)	$18,243	$14,250
Life, accident and health insurance	61	61	70	392	310
Amount per statutory accounting practices	$4,219	$(426)	$(1,583)	$18,635	$14,560
Dividend limitations
There are no regulatory restrictions that limit the payment of dividends by the Corporation, except those generally applicable to corporations incorporated in Delaware. Dividends are payable only out of certain components of shareholders’ equity as permitted by Delaware law. However, the ability of the Corporation to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends primarily from AIC and other relevant factors.
The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. There were no dividends paid by AIC in 2024. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2025 is $3.95 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30-day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $11.27 billion as of December 31, 2024, and cannot result in capital and surplus being less than the minimum amount required by law.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to notify and file a RBC remediation plan to the domiciliary regulator and provide a copy of the remediation plan to state insurance regulators in which the insurer is authorized to do business. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of AIC were $16.27 billion and $3.84 billion, respectively, as of December 31, 2024. Many of the Corporation’s insurance subsidiaries are subsidiaries of or reinsure all of their business to AIC. AIC’s subsidiaries are included as a component of AIC’s total statutory capital and surplus.
The amount of restricted net assets, as represented by the Corporation’s investment in its insurance subsidiaries, was $25.49 billion as of December 31, 2024.
Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

Note 19	Benefit Plans
Pension and other postretirement plans
Approximately 90% of the Company’s benefit obligation relates to its U.S. qualified defined benefit pension plan, which covers most U.S. employees. Benefits under the U.S. pension plans are based upon the employee’s length of service, eligible annual compensation and, prior to January 1, 2014, either a cash balance or final average pay formula. A cash balance formula applies to all eligible employees hired after August 1, 2002. Eligible employees hired before August 1, 2002 chose between the cash balance formula and the final average pay formula. In July 2013, the Company amended its primary plans effective January 1, 2014 to introduce a new cash balance formula to replace the previous formulas (including the final average pay formula and the previous cash balance formula) under which eligible employees accrue benefits. As of December 31, 2024, 79% of the benefit obligation of our U.S. qualified defined benefit pension plan is related to the former final average pay formula.
The Company also provides a medical coverage subsidy for eligible employees hired before January 1, 2003, including their eligible dependents, when they retire and certain life insurance benefits for eligible retirees (“postretirement benefits”). Effective January 1, 2021, the Company eliminated the medical coverage subsidy for employees who were not eligible to retire as of December 31, 2020.
Certain employees may become eligible for a medical subsidy if they retire in accordance with the terms of the applicable plans and are insured under the Company’s group plans or other approved plans in
166 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
accordance with the plan’s participation requirements. The Company shares the cost of retiree medical benefits with non-Medicare-eligible retirees based on years of service, with the Company’s share being subject to a 5% limit on future annual medical cost inflation after retirement. For Medicare-eligible retirees, the Company provides a fixed Company contribution based on years of service and other factors, which is not subject to adjustments for inflation.
The Company has reserved the right to modify or terminate its benefit plans at any time and for any reason.
Obligations and funded status
The Company calculates benefit obligations based upon generally accepted actuarial methodologies using the projected benefit obligation (“PBO”) for pension plans and the accumulated postretirement benefit obligation (“APBO”) for other postretirement plans. Pension costs and other postretirement obligations are determined using a December 31 measurement date. The benefit obligations represent the actuarial present value of all benefits attributed to employee service rendered as of the measurement date. The PBO is measured using the pension benefit formulas and assumptions. A plan’s funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. The Company’s funding policy for the pension plans is to make contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code (“IRC”) and generally accepted actuarial principles. The Company’s other postretirement benefit plans are not funded.

Change in benefit obligation, plan assets and funded status
	As of December 31,
	Pension benefits		Postretirement benefits
($ in millions)	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation, beginning of year	$4,584	$4,511	$185	$203
Service cost	80	132	—	1
Interest cost	230	239	9	10
Participant contributions	—	—	13	16
Remeasurement of benefit obligation (gains) losses	(125)	125	(4)	(4)
Benefits paid	(329)	(379)	(37)	(42)
Translation adjustment and other	1	(44)	(3)	1
Benefit obligation, end of year	$4,441	$4,584	$163	$185

Change in plan assets
Fair value of plan assets, beginning of year	$4,440	$4,430
Actual return on plan assets	214	418
Employer contribution	45	14
Benefits paid	(329)	(379)
Translation adjustment and other	(2)	(43)
Fair value of plan assets, end of year	$4,368	$4,440

Funded status (1)	$(73)	$(144)	$(163)	$(185)

Amounts recognized in AOCI
Unamortized pension and other postretirement prior service credit	$—	$—	$(15)	$(18)
(1)The funded status is recorded within other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

Changes in items not yet recognized as a component of net cost for pension and other postretirement plans
($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net cost – December 31, 2023	$—	$(18)
Prior service credit amortized to net cost	—	1
Translation adjustment and other	—	2
Items not yet recognized as a component of net cost – December 31, 2024	$—	$(15)
The prior service credit is recognized as a component of net cost for pension and other postretirement plans amortized over the average remaining service period of active employees expected to receive benefits.
The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $4.36 billion and
$4.48 billion as of December 31, 2024 and 2023, respectively. The ABO is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels.
The Allstate Corporation 167

2024 Form 10-K Notes to Consolidated Financial Statements
The PBO, ABO and fair value of plan assets for the Company’s pension plans with an ABO in excess of plan assets were $74 million, $72 million and zero, respectively, as of December 31, 2024 and $4.27 billion, $4.18 billion and $4.09 billion, respectively, as of December 31, 2023. Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $74 million and $78 million for 2024 and 2023, respectively.

Components of net cost (benefit) for pension and other postretirement plans
	For the years ended December 31,
	Pension benefits			Postretirement benefits			Total pension and postretirement benefits
($ in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$80	$132	$101	$—	$1	$1	$80	$133	$102
Interest cost	230	239	219	9	10	10	239	249	229
Expected return on plan assets	(306)	(306)	(371)	—	—	—	(306)	(306)	(371)
Amortization of prior service credit	—	—	(27)	(1)	(21)	(25)	(1)	(21)	(52)
Costs and expenses	4	65	(78)	8	(10)	(14)	12	55	(92)
Remeasurement of benefit obligation	(125)	125	(1,382)	(4)	(4)	(62)	(129)	121	(1,444)
Remeasurement of plan assets	92	(112)	1,560	—	—	—	92	(112)	1,560
Remeasurement (gains) losses	(33)	13	178	(4)	(4)	(62)	(37)	9	116
Total net (benefit) cost	$(29)	$78	$100	$4	$(14)	$(76)	$(25)	$64	$24
The service cost component is the actuarial present value of the benefits attributed by the plans’ benefit formula to services rendered by the employees during the period.
Service cost in 2024 includes a $38 million refund of premiums previously paid to the Pension Benefit Guaranty Corporation (“PBGC”). The PBGC insures defined benefit plans offered by private-sector employers. PBGC premiums are required to be paid annually and are calculated using a predefined calculation that includes interest rates to discount a plan’s vested benefits. During the second quarter of 2024, the Company’s defined benefit pension plan elected to use an alternative methodology to calculate the prescribed interest rate in determining premiums for plan year 2023, which resulted in a refund of $38 million in previously paid premiums.
Interest cost is the increase in the PBO over the period, resulting from the passage of time and calculated using the discount rate. Interest cost fluctuates as the discount rate changes and is also impacted by the related change in the size of the PBO.
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

Weighted average assumptions used to determine net pension cost and net postretirement benefit cost
	For the years ended December 31,
	Pension benefits			Postretirement benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.36%	5.65%	4.27%	5.30%	5.66%	4.24%
Expected long-term rate of return on plan assets	7.34	7.35	7.06	n/a	n/a	n/a
Cash balance interest credit rate	4.25	4.05	2.74	n/a	n/a	n/a

Weighted average assumptions used to determine benefit obligations
	As of December 31,
	Pension benefits		Postretirement benefits
	2024	2023	2024	2023
Discount rate	5.71%	5.35%	5.50%	5.28%
Cash balance interest credit rate	4.78	4.03	n/a	n/a
The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 6.8% for 2025, gradually declining to 4.5% in 2035 and remaining at that level thereafter.
168 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements
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

Pension plan weighted average target asset allocation by asset category (1)
As of December 31, 2024
Equity securities	25% - 42%
Fixed income securities	53% - 69%
Limited partnership interests	1% - 28%
Short-term investments and other	NA
Bank loans	0% - 12%
(1)The target asset allocation considers risk-based exposure including exposure provided through derivatives.
The target asset allocation for an asset category may be achieved either through direct investment holdings, through replication using derivative instruments (e.g., futures or swaps) or net of hedges using derivative instruments to reduce exposure to an asset category. The net notional amount of derivatives used for replication and non-hedging strategies is limited to 130% of total U.S. plan assets. Derivatives are not used to increase portfolio exposure above asset allocation limits. Market performance of the different asset categories may, from time to time, cause deviation from the target asset allocation. The asset allocation mix is reviewed on a periodic basis and rebalanced to bring the allocation within the target ranges.
Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. As of both December 31, 2024 and 2023, fixed income securities are lent out and cash collateral is invested in short-term investments.

The Allstate Corporation 169

2024 Form 10-K Notes to Consolidated Financial Statements

Fair values of pension plan assets as of December 31, 2024
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2024
Equity securities	$106	$1	$—	$107
Fixed income securities:
Government bonds (1)	1,401	124	—	1,525
Corporate bonds (2)	—	985	—	985
Short-term investments	78	142	—	220
Free-standing derivatives:
Assets	—	9	—	9
Liabilities	(3)	(9)	—	(12)
Bank loans	—	—	81	81
Total plan assets at fair value	$1,582	$1,252	$81	$2,915
% of total plan assets at fair value	54.2%	43.0%	2.8%	100.0%

Investments measured using the net asset value practical expedient				1,570
Securities lending obligation (3)				(158)
Derivatives counterparty and cash collateral netting				(8)
Other net plan assets (4)				49
Total reported plan assets				$4,368

Fair values of pension plan assets as of December 31, 2023
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2023
Equity securities	$132	$28	$—	$160
Fixed income securities:
Government bonds (1)	323	1,007	—	1,330
Corporate bonds (2)	—	794	—	794
Short-term investments	154	144	—	298
Free-standing derivatives:
Assets	—	—	—	—
Liabilities	(1)	(8)	—	(9)
Other assets	1	—	—	1
Total plan assets at fair value	$609	$1,965	$—	$2,574
% of total plan assets at fair value	23.7%	76.3%	—%	100.0%

Investments measured using the net asset value practical expedient				$2,019
Securities lending obligation (3)				(179)
Derivatives counterparty and cash collateral netting				8
Other net plan assets (4)				18
Total reported plan assets				$4,440
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
170 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 plan assets during December 31, 2024
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2023	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2024
Bank loans	$—	$—	$—	$81	$—	$81
Total Level 3 plan assets	$—	$—	$—	$81	$—	$81
There were no Level 3 assets in 2023 and 2022.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company’s assumption for the expected long-term rate of return on plan assets is evaluated annually giving consideration to appropriate data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward-looking nature of this assumption, the actual returns in any one year do not immediately result in a change to the expected long-term rate of return on plan assets. In consideration of the targeted plan asset allocation, the Company evaluated expected returns using sources including: historical average asset class returns from independent nationally recognized providers of this type of data blended together using the asset allocation policy weights for the Company’s pension plans; asset class return forecasts developed by employees with relevant expertise in such forecasts and who are independent from those charged with managing the pension plan assets; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. The above sources support the Company’s weighted average long-term rate of return on plan assets assumption of 7.34% used for 2024 and an estimate of 7.58% that will be used for 2025. As of the 2024 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 7.8% and 6.0%, respectively.
Cash flows There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plan for the year ended December 31, 2024. The company made a discretionary contribution of $35 million to the qualified pension plan in October 2024.
The Company currently plans to contribute $16 million to its unfunded non-qualified plans and zero to both its primary and other qualified funded pension plans in 2025.
The Company contributed $24 million and $26 million to the postretirement benefit plans in 2024 and 2023, respectively. Contributions by participants were $13 million and $16 million in 2024 and 2023, respectively.

Estimated future benefit payments expected to be paid in the next 10 years
	As of December 31, 2024
($ in millions)	Pension benefits	Postretirement benefits
2025	$489	$21
2026	486	20
2027	466	19
2028	455	17
2029	450	15
2030-2034	1,772	54
Total benefit payments	$4,118	$146
Allstate 401(k) Savings Plan
Employees of the Company, with the exception of those employed by Allstate Protection Plans, international operations and Allstate Identity Protection subsidiaries are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”). The Company’s contributions are based on the Company’s matching obligation. The Company is responsible for funding its contribution to the Allstate Plan.
The Company’s contribution to the Allstate Plan was $126 million, $124 million and $131 million in 2024, 2023 and 2022, respectively.
Allstate’s Canadian, Protection Plans and Identity Protection subsidiaries sponsor defined contribution plans for their eligible employees. Expense for subsidiary sponsored defined contribution plans was $14 million, $14 million and $9 million in 2024, 2023 and 2022, respectively.
The Allstate Identity Protection 401(k) plan and the Allstate Protection Plans 401(k) Plan were merged into the Allstate Plan effective January 1, 2025.
The Allstate Corporation 171

2024 Form 10-K Notes to Consolidated Financial Statements

Note 20	Equity Incentive Plans
The Company currently has equity incentive plans under which it grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company.
The following table provides the amounts of total compensation expense for the equity incentive plans and the total related tax benefits recognized.

	For the year ended December 31,
($ in millions)	2024	2023	2022
Compensation expense	$125	$73	$93
Income tax benefits	18	12	16
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

Nonvested awards as of December 31, 2024
($ in millions)	Unrecognized compensation	Weighted average vesting period
Nonqualified stock options	$16	1.58
Restricted stock units	47	1.72
Performance stock awards	31	1.53
Total	$94
Since 2001, a total of 110.8 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans’ terms. As of December 31, 2024, 11.1 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.
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

Option grant assumptions
	2024	2023	2022
Weighted average expected term	5.7 years	5.8 years	5.9 years
Expected volatility	21.2% - 31.6%	20.0% - 31.6%	19.8% - 29.9%
Weighted average volatility	25.4%	24.9%	23.2%
Expected dividends	1.8% - 2.4%	2.4% - 3.3%	2.5% - 3.0%
Weighted average expected dividends	2.3%	2.6%	2.8%
Risk-free rate	3.6% - 5.6%	3.3% - 5.6%	0.0% - 4.8%
172 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

Summary of option activity
	For the year ended December 31, 2024
	Number (in thousands)	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2024	8,127	$102.37
Granted	626	159.38
Exercised	(2,247)	93.24
Forfeited	(111)	142.84
Expired	(2)	115.48
Outstanding as of December 31, 2024	6,393	110.46	$526,379	5.2
Outstanding, net of expected forfeitures	6,366	110.28	525,274	5.2
Outstanding, exercisable (“vested”)	4,952	101.08	454,094	4.3
The weighted average grant date fair value of options granted was $39.61, $31.45 and $21.16 during 2024, 2023 and 2022, respectively. The intrinsic value, which is the difference between the fair value and the exercise price of options exercised, was $170 million, $79 million and $107 million during 2024, 2023 and 2022, respectively.
The following table provides the amounts of cash received from exercise of options and the related tax benefits realized on options exercised.

	For the year ended December 31,
($ in millions)	2024	2023	2022
Cash received from exercise of options	$189	$103	$130
Tax benefit realized on options exercised	32	16	21
Restricted stock units for directors vest immediately and convert into shares of stock on the earlier of the day of the third anniversary of the grant date or the date the director’s service terminates, unless a deferred period of restriction is elected. Restricted stock units granted to directors prior to June 1, 2016 convert upon leaving the board. Restricted stock units granted to employees prior to February 19, 2020 vested on the day prior to the third anniversary of the grant date. Restricted stock units granted to employees on or after February 19, 2020 vest ratably over a three-year period.
Restricted stock units granted to employees subsequently convert into shares of stock on the day of the respective anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.

Changes in restricted stock units
	For the year ended December 31, 2024
	Number (in thousands)	Weighted average grant date fair value
Nonvested as of January 1, 2024	902	$117.05
Granted	365	160.44
Vested	(362)	122.80
Forfeited	(65)	138.89
Nonvested as of December 31, 2024	840	131.93
The fair value of restricted stock units is based on the market value of the Company’s stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $160.44, $132.65 and $123.98 during 2024, 2023 and 2022, respectively. The total fair value of restricted stock units vested was $59 million, $49 million and $59 million during 2024, 2023 and 2022, respectively.
Performance stock awards vest into shares of stock based on achieving established company-specific performance goals. Performance stock awards granted prior to February 19, 2020 vested into shares of stock on the day prior to the third anniversary of the grant date. Performance stock awards granted on or after February 19, 2020 vest into shares of stock on the third anniversary of the grant date.
The number of shares earned upon vesting of the performance stock awards is based on the attainment of performance goals for each of the performance periods, subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
The Allstate Corporation 173

2024 Form 10-K Notes to Consolidated Financial Statements

Changes in performance stock awards
	For the year ended December 31, 2024
	Number (in thousands)	Weighted average grant date fair value
Nonvested as of January 1, 2024	734	$120.68
Granted	251	159.29
Adjustment for performance achievement	(154)	105.23
Vested	(140)	108.27
Forfeited	(49)	143.30
Nonvested as of December 31, 2024	642	140.46
The fair value of performance stock awards includes a component with market-based condition measured on the grant date using a Monte Carlo simulation model. Market-based condition measures the Company’s total shareholder return (“TSR”) relative to the TSR of peer companies, expressed in terms of the Company’s TSR percentile rank among the peer companies, over a three-calendar-year performance period. The Monte Carlo simulation model uses a risk-
neutral framework to model future stock price movements based upon the risk-free rate of return at the time of grant, volatilities of the Company and the peer companies, and expected term assumed to be equal to the remaining measurement period. The market value in part reflects the payment of future dividends expected.

Performance stock awards grant assumptions
	2024	2023	2022
Expected term	2.9 years	2.9 years	2.9 years
Expected volatility	27.2%	24.8%	30.4%
Average peer volatility	23.3%	29.9%	34.2%
Risk-free rate	4.5%	1.7%	1.7%
The weighted average grant date fair value of performance stock awards granted was $159.29, $136.62 and $123.08 during 2024, 2023 and 2022, respectively. The total fair value of performance stock awards vested was $22 million, $41 million and $87 million during 2024, 2023 and 2022, respectively.
The Company recognizes all tax effects related to share-based payments at settlement or expiration through the income statement.

Note 21	Supplemental Cash Flow Information
Non-cash investing activities include $77 million, $64 million and $185 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, real estate and limited partnerships in 2024, 2023 and 2022, respectively. Non-cash investing activities include $19 million related to right-of-use property and equipment obtained in exchange for lease obligations and $8 million associated with acquisition-related contingent payouts for the year ended December 31, 2024. Non-cash investing activities include $18 million and $15 million related to right-of-use real estate obtained in exchange for lease obligations for the years ended December 31, 2024 and 2023, respectively. Non-cash investing activities include $123 million related to debt assumed by purchaser on sale of real estate for the year ended December 31, 2023.
Non-cash financing activities include $29 million, $39 million and $65 million related to the issuance of Allstate common shares for vested equity awards in 2024, 2023 and 2022, respectively.
Cash flows used in operating activities in the Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $113 million, $130 million and $163 million for the years ended December 31, 2024, 2023 and 2022, respectively. Non-cash operating activities include $69 million, $30 million and $26 million related to right-of-use assets obtained in exchange for lease obligations for the years ended December 31, 2024, 2023 and 2022, respectively.
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
174 www.allstate.com

2024 Form 10-K Notes to Consolidated Financial Statements

	For the years ended December 31,
($ in millions)	2024	2023	2022
Net change in proceeds managed
Net change in fixed income securities	$(4)	$259	$(521)
Net change in short-term investments	(146)	(139)	(49)
Operating cash flow (used) provided	(150)	120	(570)
Net change in cash	—	—	3
Net change in proceeds managed	$(150)	$120	$(567)

Cash flows from operating activities
Net change in liabilities
Liabilities for collateral, beginning of year	$(1,891)	$(2,011)	$(1,444)
Liabilities for collateral, end of year	(2,041)	(1,891)	(2,011)
Operating cash flow provided (used)	$150	$(120)	$567

Note 22	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
	For the years ended December 31,
	2024			2023			2022
($ in millions)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(495)	$97	$(398)	$1,547	$(322)	$1,225	$(4,472)	$949	$(3,523)
Less: reclassification adjustment of realized capital gains and losses	(293)	62	(231)	(539)	113	(426)	(848)	178	(670)
Unrealized net capital gains and losses	(202)	35	(167)	2,086	(435)	1,651	(3,624)	771	(2,853)
Unrealized foreign currency translation adjustments	(59)	12	(47)	85	(18)	67	(190)	40	(150)
Unamortized pension and other postretirement prior service credit (1)	(3)	1	(2)	(20)	4	(16)	(54)	11	(43)
Discount rate for reserve for future policy benefits	34	(7)	27	(13)	3	(10)	289	(61)	228
Other comprehensive (loss) income	$(230)	$41	$(189)	$2,138	$(446)	$1,692	$(3,579)	$761	$(2,818)
(1)Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

Note 23	Quarterly Results (unaudited)

	First quarter		Second quarter		Third quarter		Fourth quarter
($ in millions, except per share data)	2024	2023	2024	2023	2024	2023	2024	2023
Revenues	$15,259	$13,786	$15,714	$13,979	$16,627	$14,497	$16,506	$14,832
Net income (loss) applicable to common shareholders	1,189	(346)	301	(1,389)	1,161	(41)	1,899	1,460
Net income (loss) applicable to common shareholders per common share - Basic	4.51	(1.31)	1.14	(5.29)	4.39	(0.16)	7.16	5.57
Net income (loss) applicable to common shareholders per common share - Diluted (1)	4.46	(1.31)	1.13	(5.29)	4.33	(0.16)	7.07	5.52
(1)For periods presented with a net loss from continuing operations applicable to common shareholders, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.
Consolidated net income applicable to common shareholders was $1.90 billion in the fourth quarter of 2024 compared to $1.46 billion in the fourth quarter of 2023, primarily due to improved underwriting results from increased earned premium and improved loss trends and higher investment results.
The Allstate Corporation 175

2024 Form 10-K
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Allstate Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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
176 www.allstate.com

2024 Form 10-K

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
Reserve for Property and Casualty Insurance Claims and Claims Expense - Refer to Notes 2 and 10 to the Financial Statements
Critical Audit Matter Description
The Company establishes reserves for property and casualty insurance claims and claims expense on reported and unreported claims of insured losses. Using established industry and actuarial practices as well as the Company’s historical claims experience, the reserve for property and casualty insurance claims and claims expense is estimated based on (i) claims reported, (ii) claims incurred but not reported, and (iii) projections of claim payments to be made in the future.
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
•With the assistance of our actuarial specialists, we developed independent estimates for the reserve for property and casualty insurance claims and claims expense, particularly those with payout requirements over a longer period of time, utilizing loss data or industry claim development factors, and compared our estimates to management’s estimates and assessed the consistency of management’s approach.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 24, 2025

We have served as the Company's auditor since 1992.
The Allstate Corporation 177

2024 Form 10-K
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.
Changes in internal control over financial reporting  There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2024.
Item 9B.  Other Information
During the three months ended December 31, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Securities Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

178 www.allstate.com

2024 Form 10-K

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding directors of The Allstate Corporation standing for election at the 2025 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the caption “Corporate Governance – Our Director Nominees.”
Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the information under the caption “Corporate Governance – The Board and its Committees” in the Proxy Statement.
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
We have adopted an Insider Trading Policy governing the purchase, sale or other disposition of the Company’s securities that applies to the Company and all of our directors, officers, and employees. The Insider Trading Policy is designed to promote compliance with applicable insider trading laws, rules, regulations and listing standards.

Item 11.  Executive Compensation
Information required for Item 11 is incorporated by reference to the sections of the Proxy Statement with the following captions:
•Corporate Governance – Director Compensation
•Executive Compensation
The Allstate Corporation 179

2024 Form 10-K
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
The following table includes information as of December 31, 2024, with respect to The Allstate Corporation’s equity compensation plans:

Equity compensation plan information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	8,242,073	(2)	$110.46	(3)	10,284,837	(4)
Total	8,242,073	(2)	$110.46	(3)	10,284,837	(4)
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
(2)As of December 31, 2024, 6,393,114 stock options, 840,015 restricted stock units (“RSUs”) and 1,008,944 performance stock awards (“PSAs”) were outstanding. PSAs are reported at the maximum potential amount awarded for incomplete performance periods and the amount earned for the 2022 PSA grant, reduced for forfeitures. For incomplete performance periods, the actual number of shares earned may be less and are based upon measures achieved at the end of the three-year performance period for those PSAs granted in 2023 and 2024.
(3)The weighted-average exercise price of outstanding options, warrants, and rights does not take into account RSUs and PSAs, which have no exercise price.
(4)Includes 10,018,724 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2019 Equity Incentive Plan; and 266,113 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2017 Equity Compensation Plan for Non-Employee Directors.
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
Item 14.  Principal Accounting Fees and Services
Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the caption “Audit Committee Matters – Ratification of Deloitte & Touche LLP as the Independent Registered Public Accountant for 2025.”
180 www.allstate.com

2024 Form 10-K

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Stock Purchase Agreement, dated as of January 26, 2021, by and among Allstate Insurance Company, Allstate Financial Insurance Holdings Corporation, and Antelope US Holdings Company (certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit).	8-K	1-11840	2.1	January 27, 2021
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated Bylaws of The Allstate Corporation as amended July 14, 2023	8-K	1-11840	3.1	July 17, 2023
3.3	Certificate of Designations with respect to the Preferred Stock, Series H of the Registrant, dated August 5, 2019	8-K	1-11840	3.1	August 5, 2019
3.4	Certificate of Designations with respect to the Preferred Stock, Series I of the Registrant, dated November 8, 2019	8-K	1-11840	3.1	November 8, 2019
3.5	Certificate of Elimination with respect to the Preferred Stock Series A, C, D, E and F of the Registrant, dated February 20, 2020	10-K	1-11840	3.6	February 21, 2020
3.6	Certificate of Elimination with respect to the Preferred Stock, Series G of the Registrant, dated May 1, 2023	10-Q	1-11840	3.6	May 3, 2023
3.7	Certificate of Designations with respect to the Preferred Stock, Series J of the Registrant, dated May 16, 2023	8-K	1-11840	3.1	May 18, 2023
The Allstate Corporation 181

2024 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of its long-term debt and that of its consolidated subsidiaries
4.2	Description of Registrant’s Securities	10-K	1-11840	4.2	February 21, 2024
4.3	Deposit Agreement, dated August 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series H)	8-K	1-11840	4.1	August 8, 2019
4.4	Form of Preferred Stock Certificate, Series H (included as Exhibit A to Exhibit 3.3 above)	8-K	1-11840	4.2	August 8, 2019
4.5	Form of Depositary Receipt, Series H (included as Exhibit A to Exhibit 4.3 above)	8-K	1-11840	4.3	August 8, 2019
4.6	Deposit Agreement, dated November 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series I)	8-K	1-11840	4.1	November 8, 2019
4.7	Form of Preferred Stock Certificate, Series I (included as Exhibit A to Exhibit 3.4 above)	8-K	1-11840	4.2	November 8, 2019
4.8	Form of Depositary Receipt, Series I (included as Exhibit A to Exhibit 4.6 above)	8-K	1-11840	4.3	November 8, 2019
4.9	Deposit Agreement, dated May 18, 2023, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series J)	8-K	1-11840	4.1	May 18, 2023
4.10	Form of Preferred Stock Certificate, Series J (included as Exhibit A to Exhibit 3.7 above)	8-K	1-11840	4.2	May 18, 2023
4.11	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.9 above)	8-K	1-11840	4.3	May 18, 2023
10.1	Credit Agreement dated November 16, 2020, among The Allstate Corporation, Allstate Insurance Company, and Allstate Life Insurance Company, as Borrowers; the lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and U.S. Bank National Association, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	1-11840	10.1	November 17, 2020
10.2	Amendment No. 1 to Credit Agreement dated as of May 4, 2021	10-Q	1-11840	10.1	May 5, 2021
10.3	Amendment No. 2 to Credit Agreement dated as of November 16, 2022	10-K	1-11840	10.3	February 16, 2023
10.4*	The Allstate Corporation Annual Executive Incentive Plan, as amended and restated effective November 17, 2020	10-K	1-11840	10.2	February 22, 2021
10.5*	The Allstate Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2019	S-8	1-11840	4	November 20, 2018
10.6*	The Allstate Corporation 2019 Equity Incentive Plan, as amended and restated effective February 19, 2020	10-Q	1-11840	10.1	May 5, 2020
10.7*	Form of Performance Stock Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.5	May 5, 2020
182 www.allstate.com

2024 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.8*	Form of Option Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.3	May 5, 2020
10.9*	Form of Option Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.3	May 1, 2018
10.10*	Form of Option Award Agreement for awards granted on or after February 21, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.11*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.4	May 5, 2020
10.12*	Supplemental Retirement Income Plan, as amended and restated effective October 19, 2018	10-K	1-11840	10.16	February 15, 2019
10.13*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.14*	Amendment to The Allstate Corporation Change in Control Severance Plan effective March 1, 2021	8-K	1-11840	10.1	March 1, 2021
10.15*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.16*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008
10.17*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.18*	The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	Proxy	1-11840	App. D	April 12, 2017
10.19*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008
10.20*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008, and prior to June 1, 2016, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008
10.21*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2016, and prior to June 1, 2017, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 3, 2016
10.22*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2017, under The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 1, 2017
10.23*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.24*	Resolutions regarding Non-Employee Director Compensation adopted November 19, 2021	10-K	1-11840	10.31	February 18, 2022
10.25*	Resolutions regarding Non-Employee Director Compensation adopted November 18, 2022	10-K	1-11840	10.33	February 16, 2023
10.26*	Resolutions regarding Non-Employee Director Compensation adopted November 13, 2024					X
19	The Allstate Corporation Insider Trading Policy, effective July 14, 2023	10-K	1-11840	19	February 21, 2024
The Allstate Corporation 183

2024 Form 10-K

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
21	Subsidiaries of The Allstate Corporation					X
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
97	The Allstate Corporation Clawback Policy, effective July 9, 2024					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Item 15.  (b)
The exhibits are listed in Item 15. (a)(3) above.
Item 15.  (c)
The financial statement schedules are listed in Item 15. (a)(2) above.
Item 16.
None.
184 www.allstate.com

2024 Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allstate Corporation (Registrant)

/s/ Eric K. Ferren
By: Eric K. Ferren
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
February 24, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 24, 2025
Thomas J. Wilson

/s/ Jesse E. Merten	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2025
Jesse E. Merten

/s/ Eric K. Ferren	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2025
Eric K. Ferren

/s/ Donald E. Brown	Director	February 24, 2025
Donald E. Brown

/s/ Kermit R. Crawford	Director	February 24, 2025
Kermit R. Crawford

/s/ Richard T. Hume	Director	February 24, 2025
Richard T. Hume

/s/ Margaret M. Keane	Director	February 24, 2025
Margaret M. Keane

/s/ Siddharth N. Mehta	Director	February 24, 2025
Siddharth N. Mehta

/s/ Maria R. Morris	Director	February 24, 2025
Maria R. Morris

/s/ Jacques P. Perold	Director	February 24, 2025
Jacques P. Perold

/s/ Andrea Redmond	Director	February 24, 2025
Andrea Redmond

/s/ Gregg M. Sherrill	Lead Director	February 24, 2025
Gregg M. Sherrill

/s/ Judith A. Sprieser	Director	February 24, 2025
Judith A. Sprieser

/s/ Perry M. Traquina	Director	February 24, 2025
Perry M. Traquina

/s/ Monica J. Turner	Director	February 24, 2025
Monica J. Turner
The Allstate Corporation 185

2024 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule I — Summary of Investments Other than Investments in Related Parties

	As of December 31, 2024
($ in millions)	Cost/amortized cost, net	Fair value (if applicable)	Amount shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$11,423	$11,108	$11,108
States, municipalities and political subdivisions	8,985	8,842	8,842
Foreign governments	1,352	1,364	1,364
Public utilities	5,125	5,092	5,092
All other corporate bonds	25,505	25,100	25,100
Asset-backed securities	1,226	1,241	1,241
Total fixed maturities	53,616	52,747	52,747

Equity securities:
Common stocks:
Public utilities	82	82	82
Banks, trusts and insurance companies	243	245	245
Industrial, miscellaneous and all other	3,684	3,745	3,745
Nonredeemable preferred stocks	320	391	391
Total equity securities	4,329	4,463	4,463

Mortgage loans on real estate	784	746	784
Real estate (none acquired in satisfaction of debt)	620		620
Derivative instruments	2	2	2
Limited partnership interests	9,255		9,255
Other long-term investments	202	208	202
Short-term investments	4,539	4,537	4,537
Total investments	$73,347		$72,610

The Allstate Corporation S-1

2024 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant Statement of Operations

	Year Ended December 31,
($ in millions)	2024	2023	2022
Revenues
Investment income, less investment expense	$49	$45	$59
Net gains (losses) on investments and derivatives	(9)	(28)	(34)
Total revenues	40	17	25

Expenses
Interest expense	411	396	351
Pension and other postretirement remeasurement (gains) losses	(21)	12	179
Pension and other postretirement (benefit) expense	(36)	55	(98)
Other operating expenses	70	142	56
Total expenses	424	605	488

Loss from operations before income tax benefit and equity in net income of subsidiaries	(384)	(588)	(463)

Income tax benefit	(97)	(143)	(103)
Loss before equity in net income of subsidiaries	(287)	(445)	(360)

Equity in net income (loss) of subsidiaries	4,954	257	(929)
Net income (loss)	4,667	(188)	(1,289)

Preferred stock dividends	117	128	105

Net income (loss) applicable to common shareholders	4,550	(316)	(1,394)

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	(167)	1,651	(2,853)
Unrealized foreign currency translation adjustments	(47)	67	(150)
Unamortized pension and other postretirement prior service credit	(2)	(16)	(43)
Discount rate for reserve for future policy benefits	27	(10)	228
Other comprehensive (loss) income, after-tax	(189)	1,692	(2,818)
Less: change in unrealized net capital gains and losses related to noncontrolling interest	10	10	(20)
Comprehensive income (loss)	$4,468	$1,494	$(4,087)

See accompanying notes to condensed financial information and notes to consolidated financial statements.
S-2 www.allstate.com

2024 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Financial Position

	December 31,
($ in millions, except par value data)	2024	2023
Assets
Investments in subsidiaries	$28,684	$24,388
Fixed income securities, at fair value (amortized cost, net $639 and $1,027)	635	1,003
Equity securities, at fair value (cost $1 and $0)	1	—
Short-term investments, at fair value (amortized cost, net $507 and $297)	507	297
Cash	1	—
Receivable from subsidiaries	748	359
Deferred income taxes	48	90
Other assets	149	233
Total assets	30,773	26,370
Liabilities
Debt	8,085	7,585
Pension and other postretirement benefit obligations	170	237
Deferred compensation	360	341
Notes due to subsidiaries	350	—
Dividends payable to shareholders	281	270
Other liabilities	85	167
Total liabilities	9,331	8,600
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 265 million and 262 million shares outstanding	9	9
Additional capital paid-in	4,029	3,854
Retained income	53,288	49,716
Treasury stock, at cost (635 million and 638 million shares)	(36,996)	(37,110)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(771)	(604)
Unrealized foreign currency translation adjustments	(145)	(98)
Unamortized pension and other postretirement prior service credit	11	13
Discount rate for reserve for future policy benefits	16	(11)
Total accumulated other comprehensive loss	(889)	(700)
Total Allstate shareholders’ equity	21,442	17,770
Total liabilities and equity	$30,773	$26,370

See accompanying notes to condensed financial information and notes to consolidated financial statements.
The Allstate Corporation S-3

2024 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Cash Flows

	Years Ended December 31,
($ in millions)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$4,667	$(188)	$(1,289)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) loss of subsidiaries	(4,954)	(257)	929
Dividends received from subsidiaries	130	250	3,396
Net (gains) losses on investments and derivatives	9	28	34
Pension and other postretirement remeasurement (gains) losses	(21)	12	179
Changes in:
Pension and other postretirement benefits	(36)	55	(98)
Income taxes	29	(78)	(14)
Operating assets and liabilities	109	43	76
Net cash (used in) provided by operating activities	(67)	(135)	3,213

Cash flows from investing activities
Proceeds from sales of investments	411	1,427	2,572
Investment purchases	(405)	(50)	(2,507)
Investment collections	374	85	39
Capital contribution or return of capital from subsidiaries	325	975	145
Disbursements for loans to subsidiaries	(380)	—	—
Proceeds from loans to subsidiaries	26	—	—
Change in short-term investments, net	(209)	(7)	6
Net cash provided by investing activities	142	2,430	255

Cash flows from financing activities
Proceeds from borrowings from subsidiaries	350	—	1,000
Repayment of notes due to subsidiaries	—	(1,000)	(1,000)
Proceeds from issuance of debt	495	743	—
Redemption of preferred stock	—	(575)	—
Redemption and repayment of debt	—	(750)	—
Proceeds from issuance of preferred stock	—	587	—
Dividends paid on common stock	(962)	(925)	(926)
Dividends paid on preferred stock	(117)	(107)	(105)
Treasury stock purchases	(2)	(335)	(2,520)
Shares reissued under equity incentive plans, net	163	73	82
Other	(1)	(6)	—
Net cash used in financing activities	(74)	(2,295)	(3,469)

Net increase (decrease) in cash	1	—	(1)
Cash at beginning of year	—	—	1
Cash at end of year	$1	$—	$—

See accompanying notes to condensed financial information and notes to consolidated financial statements.
S-4 www.allstate.com

2024 Form 10-K

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
The debt presented in Note 14 “Capital Structure” are direct obligations of or guaranteed by the Registrant. A majority of the pension and other postretirement benefits plans presented in Note 19 “Benefit Plans” are direct obligations of the Registrant.
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
2.    Notes due to subsidiaries
On May 14, 2024, the Registrant issued $350 million notes, with a rate of 5.57% due on May 14, 2025, to Kennett Capital Inc. The proceeds of this issuance were used for cash management purposes.
On June 17, 2022, the Registrant issued $1.00 billion notes, with a rate of 1.63% due on June 17, 2023, to Kennett Capital Inc. The proceeds of this issuance were used for cash management purposes. On June 9, 2023, the Registrant repaid $1.00 billion to Kennett Capital Inc.
On June 18, 2021, the Registrant issued $1.00 billion notes, with a rate of 0.20%, due on June 18, 2022 to Kennett Capital Inc. The proceeds of this issuance were used for cash management purposes. On June 17, 2022, the Registrant repaid $1.00 billion to Kennett Capital Inc.
3.    Supplemental Disclosures of Cash Flow Information
The Registrant paid $395 million, $355 million and $323 million of interest on debt in 2024, 2023 and 2022, respectively.
The Allstate Corporation S-5

2024 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information

($ in millions)	As of December 31,			For the years ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income (2)	Claims and claims expense and accident, health and other policy benefits	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2024
Property-Liability
Allstate Protection	$2,548	$39,964	$21,508	$53,866		$39,050	$6,676	$6,882	$55,926
Run-off Property-Liability	—	1,883	—	—		68	—	5	—
Total Property-Liability	2,548	41,847	21,508	53,866	$2,810	39,118	6,676	6,887	55,926
Protection Services (1)	3,161	70	5,385	2,702	94	641	1,217	1,138	2,797
Allstate Health and Benefits	64	269	16	1,921	100	1,241	146	946	1,644
Corporate and Other	—	—	—	—	88	—	—	515	—
Intersegment Eliminations (1)	—	—	—	(180)	—	(24)	—	(156)	—
Total	$5,773	$42,186	$26,909	$58,309	$3,092	$40,976	$8,039	$9,330	$60,367

2023
Property-Liability
Allstate Protection	$2,378	$37,852	$19,542	$48,427		$40,364	$6,070	$5,628	$50,347
Run-off Property-Liability	—	1,942	—	—		89	—	5	—
Total Property-Liability	2,378	39,794	19,542	48,427	$2,218	40,453	6,070	5,633	50,347
Protection Services (1)	3,022	64	5,150	2,381	73	632	1,058	956	2,663
Allstate Health and Benefits	540	2,235	17	1,846	82	1,071	150	881	1,598
Corporate and Other	—	—	—	—	105	—	—	676	—
Intersegment Eliminations (1)	—	—	—	(138)	—	(15)	—	(123)	—
Total	$5,940	$42,093	$24,709	$52,516	$2,478	$42,141	$7,278	$8,023	$54,608

2022
Property-Liability
Allstate Protection	$2,146	$35,537	$17,538	$43,909		$36,607	$5,570	$5,930	$45,787
Run-off Property-Liability	—	1,955	—	—		125	—	4	—
Total Property-Liability	2,146	37,492	17,538	43,909	$2,190	36,732	5,570	5,934	45,787
Protection Services (1)	2,768	49	4,745	2,144	48	532	928	952	2,699
Allstate Health and Benefits	528	2,201	16	1,832	69	1,042	136	852	1,594
Corporate and Other	—	—	—	—	96	—	—	712	—
Intersegment Eliminations (1)	—	—	—	(149)	—	—	—	(149)	—
Total	$5,442	$39,742	$22,299	$47,736	$2,403	$38,306	$6,634	$8,301	$50,080
(1)Includes intersegment premiums and service fees and the related incurred losses and expenses that are eliminated in the consolidated financial statements.
(2)A single investment portfolio supports both Allstate Protection and Run-off Property-Liability segments.
S-6 www.allstate.com

2024 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule IV — Reinsurance

($ in millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2024
Life insurance in force (1)	$22,225	$295	$1,208	$23,138	5.2%
Premiums and contract charges:
Life insurance	$258	$5	$16	$269	5.9%
Accident and health insurance	1,687	45	10	1,652	0.6
Property and casualty insurance	58,221	2,210	377	56,388	0.7
Total premiums and contract charges	$60,166	$2,260	$403	$58,309	0.7

Year ended December 31, 2023
Life insurance in force	$21,788	$482	$1,301	$22,607	5.8%
Premiums and contract charges:
Life insurance	$226	$6	$16	$236	6.8%
Accident and health insurance	1,639	41	12	1,610	0.7
Property and casualty insurance	52,301	1,989	358	50,670	0.7
Total premiums and contract charges	$54,166	$2,036	$386	$52,516	0.7

Year ended December 31, 2022
Life insurance in force	$21,271	$614	$1,401	$22,058	6.4%
Premiums and contract charges:
Life insurance	$214	$6	$17	$225	7.6%
Accident and health insurance	1,624	31	14	1,607	0.9
Property and casualty insurance	47,552	1,869	221	45,904	0.5
Total premiums and contract charges	$49,390	$1,906	$252	$47,736	0.5
(1)Includes results for assets classified as held for sale.
The Allstate Corporation S-7

2024 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule V — Valuation Allowances and Qualifying Accounts

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions (1)	Balance as of end of period
Year ended December 31, 2024
Fixed income securities	$36	$3	$—	$22	$17
Mortgage loans	11	1	—	—	12
Bank loans	22	—	—	12	10
Investments	69	4	—	34	39
Premium installment receivable	138	414	—	365	187
Reinsurance recoverables	65	1	—	3	63
Other assets	18	—	—	4	14
Assets	290	419	—	406	303
Commitments to fund mortgage loans and bank loans	1	—	—	1	—
Liabilities	1	—	—	1	—
Total	$291	$419	$—	$407	$303

Valuation allowance for deferred tax assets	$69	$—	$—	$—	$69

Year ended December 31, 2023
Fixed income securities	$13	$23	$—	$—	$36
Mortgage loans	7	4	—	—	11
Bank loans	57	18	—	53	22
Investments	77	45	—	53	69
Premium installment receivable	132	348	—	342	138
Reinsurance recoverables	65	1	—	1	65
Other assets	19	—	—	1	18
Assets	293	394	—	397	290
Commitments to fund mortgage loans and bank loans	—	1	—	—	1
Liabilities	—	1	—	—	1
Total	$293	$395	$—	$397	$291

Valuation allowance for deferred tax assets	$34	$—	$35	$—	$69

Year ended December 31, 2022
Fixed income securities	$6	$7	$—	$—	$13
Mortgage loans	6	1	—	—	7
Bank loans	61	26	—	30	57
Investments	73	34	—	30	77
Premium installment receivable	107	313	—	288	132
Reinsurance recoverables	74	—	—	9	65
Other assets	26	—	—	7	19
Assets	280	347	—	334	293
Commitments to fund mortgage loans and bank loans	—	—	—	—	—
Liabilities	—	—	—	—	—
Total	$280	$347	$—	$334	$293

Valuation allowance for deferred tax assets	$24	$—	$10	$—	$34
(1)Includes allowance for assets reclassified to held for sale.

S-8 www.allstate.com