Form 10-Q
period 2025-03-31
ALLSTATE CORP
filed 2025-04-30
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2025, the registrant had 264,817,505 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
March 31, 2025

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)	Three months ended March 31,
	2025	2024
Revenues
Property and casualty insurance premiums	$14,698	$13,512
Accident and health insurance premiums and contract charges	487	478
Other revenue	762	669
Net investment income	854	764
Net gains (losses) on investments and derivatives	(349)	(164)
Total revenues	16,452	15,259

Costs and expenses
Property and casualty insurance claims and claims expense	10,815	9,501
Accident, health and other policy benefits	333	296
Amortization of deferred policy acquisition costs	2,087	1,939
Operating costs and expenses	2,245	1,885
Pension and other postretirement remeasurement (gains) losses	78	(2)
Restructuring and related charges	16	10
Amortization of purchased intangibles	59	69
Interest expense	100	97
Total costs and expenses	15,733	13,795

Income from operations before income tax expense	719	1,464

Income tax expense	123	266

Net income	596	1,198

Less: Net income (loss) attributable to noncontrolling interest	1	(20)

Net income attributable to Allstate	595	1,218

Less: Preferred stock dividends	29	29

Net income applicable to common shareholders	$566	$1,189

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$2.13	$4.51
Weighted average common shares - Basic	265.3	263.5
Net income applicable to common shareholders per common share - Diluted	$2.11	$4.46
Weighted average common shares - Diluted	268.8	266.5
See notes to condensed consolidated financial statements.
First Quarter 2025 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended March 31,
	2025	2024
Net income	$596	$1,198

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	420	(215)
Unrealized foreign currency translation adjustments	(45)	8
Unamortized pension and other postretirement prior service credit	—	(1)
Discount rate for reserve for future policy benefits	5	25
Other comprehensive income (loss), after-tax	380	(183)

Comprehensive income	976	1,015
Less: Comprehensive income (loss) attributable to noncontrolling interest	5	(19)
Comprehensive income attributable to Allstate	$971	$1,034
See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	March 31, 2025	December 31, 2024
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $52,340 and $53,616)	$51,993	$52,747
Equity securities, at fair value (cost $4,392 and $4,329)	4,465	4,463
Mortgage loans, net	770	784
Limited partnership interests	9,380	9,255
Short-term, at fair value (amortized cost $6,544 and $4,539)	6,541	4,537
Other investments, net	901	824
Total investments	74,050	72,610
Cash	840	704
Premium installment receivables, net	11,053	10,614
Deferred policy acquisition costs	5,787	5,773
Reinsurance and indemnification recoverables, net	10,091	8,924
Accrued investment income	614	615
Deferred income taxes	229	231
Property and equipment, net	632	669
Goodwill	3,115	3,245
Other assets, net	4,964	5,140
Assets held for sale	3,786	3,092
Total assets	115,161	111,617
Liabilities
Reserve for property and casualty insurance claims and claims expense	43,835	41,917
Reserve for future policy benefits	86	269
Unearned premiums	27,167	26,909
Claim payments outstanding	1,659	1,567
Other liabilities and accrued expenses	9,901	9,390
Debt	8,086	8,085
Liabilities held for sale	2,375	2,113
Total liabilities	93,109	90,250
Commitments and Contingent Liabilities (Note 14)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 265 million shares outstanding	9	9
Additional capital paid-in	4,048	4,029
Retained income	53,586	53,288
Treasury stock, at cost (635 million shares)	(37,080)	(36,996)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	(351)	(771)
Unrealized foreign currency translation adjustments	(190)	(145)
Unamortized pension and other postretirement prior service credit	11	11
Discount rate for reserve for future policy benefits	21	16
Total accumulated other comprehensive loss	(509)	(889)
Total Allstate shareholders’ equity	22,055	21,442
Noncontrolling interest	(3)	(75)
Total equity	22,052	21,367
Total liabilities and equity	$115,161	$111,617
See notes to condensed consolidated financial statements.
First Quarter 2025 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2025	2024
Preferred stock par value	$—	$—
Preferred stock additional capital paid-in	2,001	2,001

Common stock par value	9	9
Common stock additional capital paid-in
Balance, beginning of period	4,029	3,854
Equity incentive plans activity, net	19	40
Balance, end of period	4,048	3,894

Retained income
Balance, beginning of period	53,288	49,716
Net income	595	1,218
Dividends on common stock (declared per share of $1.00 and $0.92)	(268)	(243)
Dividends on preferred stock	(29)	(29)
Balance, end of period	53,586	50,662

Treasury stock
Balance, beginning of period	(36,996)	(37,110)
Shares acquired	(105)	—
Shares reissued under equity incentive plans, net	21	66
Balance, end of period	(37,080)	(37,044)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(889)	(700)
Change in unrealized net capital gains and losses	420	(215)
Change in unrealized foreign currency translation adjustments	(45)	8
Change in unamortized pension and other postretirement prior service credit	—	(1)
Change in discount rate for reserve for future policy benefits	5	25
Balance, end of period	(509)	(883)
Total Allstate shareholders’ equity	22,055	18,639

Noncontrolling interest
Balance, beginning of period	(75)	(140)
Change in unrealized net capital gains and losses	4	1
Noncontrolling income (loss)	1	(20)
Capital transactions for noncontrolling interest	67	—
Balance, end of period	(3)	(159)
Total equity	$22,052	$18,480
See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$596	$1,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	132	132
Net (gains) losses on investments and derivatives	349	164
Pension and other postretirement remeasurement (gains) losses	78	(2)
Changes in:
Policy benefits and other insurance reserves	1,930	323
Unearned premiums	259	267
Deferred policy acquisition costs	(14)	(12)
Premium installment receivables, net	(442)	(549)
Reinsurance recoverables, net	(1,216)	82
Income taxes	14	217
Other operating assets and liabilities	278	(154)
Net cash provided by operating activities	1,964	1,666
Cash flows from investing activities
Proceeds from sales
Fixed income securities	11,718	6,719
Equity securities	1,408	500
Limited partnership interests	219	130
Other investments	(3)	84
Investment collections
Fixed income securities	141	538
Mortgage loans	45	7
Other investments	4	6
Investment purchases
Fixed income securities	(10,504)	(9,592)
Equity securities	(1,653)	(430)
Limited partnership interests	(355)	(237)
Mortgage loans	(29)	—
Other investments	(97)	(40)
Change in short-term and other investments, net	(2,095)	966
Purchases of property and equipment, net	(92)	(41)
Proceeds from sale of property and equipment	—	18
Net cash used in investing activities	(1,293)	(1,372)
Cash flows from financing activities
Contractholder fund deposits	30	34
Contractholder fund withdrawals	(15)	(8)
Dividends paid on common stock	(244)	(233)
Dividends paid on preferred stock	(29)	(29)
Treasury stock purchases	(99)	—
Shares reissued under equity incentive plans, net	15	80
Other	8	(10)
Net cash used in financing activities	(334)	(166)
Net increase in cash	337	128
Cash at beginning of period	704	722
Less: Cash classified as assets held for sale at end of period	201	—
Cash at end of period	$840	$850
See notes to condensed consolidated financial statements.
First Quarter 2025 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of March 31, 2025 and for the three month periods ended March 31, 2025 and 2024 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Adopted accounting standard
Accounting for joint ventures Effective January 1, 2025, the Company adopted the new Financial Accounting Standards Board (“FASB”) guidance requiring a joint venture to initially measure assets contributed and liabilities assumed at fair value as of the formation date. The adoption had no impact on the Company’s Condensed Consolidated Statements of
Operations and Condensed Consolidated Statements of Financial Position.
Pending accounting standards
Income tax disclosures In December 2023, the FASB issued guidance enhancing various aspects of income tax disclosures. The guidance requires a tabular reconciliation between statutory and effective income tax expense (benefit) with both amounts and percentages for a list of required categories. For certain required categories where an individual category is at least five percent of the statutory tax amount, the required category must be further broken out by nature and, for foreign tax effects, jurisdiction. Additionally, entities must disclose income taxes paid, net of refunds received, broken out between federal, state and foreign, and amounts paid, net of refunds received, to an individual jurisdiction when it is five percent or more of the total income taxes paid, net of refunds received.
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
The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard is effective on a prospective basis, with the option for retrospective application. The guidance affects disclosures only.

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
6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended March 31,
	2025	2024
Numerator:
Net income	$596	$1,198
Less: Net income (loss) attributable to noncontrolling interest	1	(20)
Net income attributable to Allstate	595	1,218
Less: Preferred stock dividends	29	29
Net income applicable to common shareholders	$566	$1,189

Denominator:
Weighted average common shares outstanding	265.3	263.5
Effect of dilutive potential common shares:
Stock options	2.6	2.5
Restricted stock units (non-participating) and performance stock awards	0.9	0.5
Weighted average common and dilutive potential common shares outstanding	268.8	266.5

Earnings per common share - Basic	$2.13	$4.51
Earnings per common share - Diluted	$2.11	$4.46

Anti-dilutive options excluded from diluted earnings per common share	0.2	0.7

Note 3	Dispositions
Employer voluntary benefits (“EVB”) business disposition On August 13, 2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) with StanCorp Financial Group, Inc. to sell American Heritage Life Insurance Company and American Heritage Service Company, comprising the Company’s employer voluntary benefits business for approximately $2.0 billion in cash. The EVB business is reported in the Health and Benefits segment, and the assets and liabilities of the business are classified as held for sale. The transaction closed on April 1, 2025, and the Company expects to record a gain on the sale in the second quarter of 2025.
The EVB business generated $243 million of premiums and contract charges and $22 million of adjusted net income for the three months ended March 31, 2025.
Group health business disposition On January 30, 2025, Allstate entered into an agreement with Nationwide Life Insurance Company to sell Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution,
LLC, comprising the group health business for approximately $1.25 billion in cash. The group health business is reported in the Health and Benefits segment, and beginning in the first quarter of 2025, the assets and liabilities of the business are classified as held for sale. The transaction is expected to close in 2025, subject to regulatory approvals and other customary closing conditions.
The transaction price less costs to sell exceeds the carrying value of net assets related to the transaction, resulting in an expected gain that will be recognized at closing of the transaction. The anticipated gain on the sale will be impacted by purchase price adjustments associated with certain pre-close transactions, changes in the carrying value of net assets, changes in accumulated other comprehensive income and the related tax effects.
The group health business generated $124 million of premiums and contract charges and adjusted net income of $12 million for the three months ended March 31, 2025.
First Quarter 2025 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

Major classes of assets and liabilities classified as held for sale (1)
	March 31, 2025			December 31, 2024
($ in millions)	EVB	Group health	Total	EVB (1)
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $1,764, $208, $1,972 and $1,809)	$1,676	$205	$1,881	$1,699
Short-term, at fair value (amortized cost $64, $13, $77 and $85)	64	13	77	85
Other investments, net	116	—	116	122
Total investments	1,856	218	2,074	1,906
Cash	44	157	201	—
Deferred policy acquisitions costs	525	1	526	521
Reinsurance recoverables, net	117	42	159	111
Other assets	527	299	826	554
Total assets held for sale	$3,069	$717	$3,786	$3,092

Liabilities
Reserve for future policy benefits	$1,096	$201	1,297	$1,085
Contractholder funds	882	—	882	890
Other liabilities and accrued expenses	138	58	196	138
Total liabilities held for sale	$2,116	$259	$2,375	$2,113
(1) Assets and liabilities of the EVB business were classified as held for sale as of December 31, 2024 and March 31, 2025. Assets and liabilities of the group health business were classified as held for sale as of March 31, 2025.
Included in shareholders' equity is $54 million and $72 million of accumulated other comprehensive loss related to assets and liabilities held for sale as of March 31, 2025 and December 31, 2024.

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
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended March 31,
($ in millions)	2025	2024
Underwriting income (loss) by segment
Allstate Protection	$364	$903
Run-off Property-Liability	(4)	(5)
Total Property-Liability	360	898

Adjusted net income (loss) by segment, after-tax
Protection Services	55	54
Allstate Health and Benefits	30	56
Corporate and Other	(97)	(106)

Reconciling items
Allstate Protection and Run-off Property-Liability net investment income	783	702
Net gains (losses) on investments and derivatives	(349)	(164)
Pension and other postretirement remeasurement gains (losses)	(78)	2
Amortization of purchased intangibles (1)	(13)	(18)
Gain (loss) on disposition	—	4
Income tax (expense) benefit on Property-Liability and reconciling items (2)	(124)	(259)
Total reconciling items	219	267

Less: Net income (loss) attributable to noncontrolling interest (3)	1	(20)

Net income applicable to common shareholders	$566	$1,189
(1)Excludes amortization of purchased intangibles in Allstate Protection, which is already included above in underwriting income.
(2)The tax computation of the reporting segments and income tax benefit (expense) on reconciling items to net income (loss) are computed discretely based on the tax law of the jurisdictions applicable to the reporting entities.
(3)Reflects net income (loss) attributable to noncontrolling interest in Property-Liability.
First Quarter 2025 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended March 31,
	2025	2024
Property-Liability
Insurance premiums
Auto	$9,347	$8,778
Homeowners	3,657	3,154
Other personal lines	741	659
Commercial lines	113	169
Other business lines	169	140
Allstate Protection	14,027	12,900
Run-off Property-Liability	—	—
Total Property-Liability insurance premiums	14,027	12,900
Other revenue	488	430
Net investment income	783	702
Net gains (losses) on investments and derivatives	(329)	(162)
Total Property-Liability	14,969	13,870

Protection Services
Protection plans	510	439
Roadside assistance	36	47
Protection and insurance products	125	126
Intersegment premiums and service fees (1)	37	35
Other revenue	128	85
Net investment income	24	21
Net gains (losses) on investments and derivatives	(10)	(5)
Total Protection Services	850	748

Allstate Health and Benefits
Employer voluntary benefits	243	248
Group health	124	118
Individual health	120	112
Other revenue	131	134
Net investment income	25	23
Net gains (losses) on investments and derivatives	(1)	2
Total Allstate Health and Benefits	642	637

Corporate and Other
Other revenue	15	20
Net investment income	22	18
Net gains (losses) on investments and derivatives	(9)	1
Total Corporate and Other	28	39

Intersegment eliminations (1)	(37)	(35)
Consolidated revenues	$16,452	$15,259
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments expense information used in measure for segment profit or loss
	Three months ended March 31,
($ in millions)	2025	2024
Property-Liability
Claims and claims expense excluding catastrophe losses and prior year reserve reestimates (1)	$8,693	$8,607
Catastrophe losses	2,202	731
Non-catastrophe prior year reserve reestimates	(238)	7
Amortization of DAC	1,732	1,608
Advertising expense	523	283
Amortization of purchased intangibles	46	51
Restructuring and related charges	16	7
Other segment expenses (2)	1,177	1,133
Allstate Protection	14,151	12,427
Claims and claims expense (1)	3	4
Other segment expenses (2)	1	1
Run-off Property Liability	4	5
Total Property-Liability	14,155	12,432

Protection Services
Claims and claims expense	161	158
Amortization of DAC	318	289
Restructuring and related charges	—	1
Other segment expenses (2)	309	234
Income taxes on operations	17	17
Total	805	699

Allstate Health and Benefits
Accident, health and other policy benefits	333	296
Amortization of DAC	37	42
Restructuring and related charges	—	1
Other segment expenses (2)	234	225
Income taxes on operations	9	15
Total	613	579

Corporate and Other
Interest expense	100	97
Restructuring and related charges	—	1
Other segment expenses (2)	32	42
Income taxes on operations	(27)	(25)
Preferred stock dividends	29	29
Total	$134	$144
(1)Includes Property-Liability incurred loss adjustment expenses, net of reinsurance of $734 million and $696 million for the three months ended 2025 and 2024, respectively.
(2)Includes employee-related costs, professional services, technology and certain other operating costs and expenses, including expenses from strategic initiatives.
First Quarter 2025 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Additional significant financial performance data
	Three months ended March 31,
($ in millions)	2025	2024
Amortization of DAC
Property-Liability	$1,732	$1,608
Protection Services	318	289
Allstate Health and Benefits	37	42
Consolidated	$2,087	$1,939

Amortization of purchased intangibles
Property-Liability	$46	$51
Protection Services	9	11
Allstate Health and Benefits	4	7
Consolidated	$59	$69

Income tax expense (benefit)
Property-Liability	$148	$263
Protection Services	13	13
Allstate Health and Benefits	8	14
Corporate and Other	(46)	(24)
Consolidated	$123	$266
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

Reportable segment total assets, investments and deferred policy acquisition costs
($ in millions)	March 31, 2025	December 31, 2024
Assets
Property-Liability	$100,875	$96,988
Protection Services	7,593	7,540
Allstate Health and Benefits	4,319	4,362
Corporate and Other	2,374	2,727
Consolidated	$115,161	$111,617

Investments (1)
Property-Liability	$69,573	$67,671
Protection Services	2,334	2,228
Allstate Health and Benefits (2)	187	379
Corporate and Other	1,956	2,332
Consolidated	$74,050	$72,610

Deferred policy acquisition costs
Property-Liability	$2,565	$2,548
Protection Services	3,152	3,161
Allstate Health and Benefits (2)	70	64
Consolidated	$5,787	$5,773
(1)The balances reflect the elimination of related party investments between segments.
(2)As of March 31, 2025 and December 31, 2024, $2.07 billion and $1.91 billion of investments, respectively, and $526 million and $521 million, respectively, of deferred policy acquisition costs are classified as held for sale and not included in the table above.
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition
($ in millions)	March 31, 2025	December 31, 2024
Fixed income securities, at fair value	$51,993	$52,747
Equity securities, at fair value	4,465	4,463
Mortgage loans, net	770	784
Limited partnership interests	9,380	9,255
Short-term investments, at fair value	6,541	4,537
Other investments, net	901	824
Total	$74,050	$72,610

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
March 31, 2025
U.S. government and agencies	$10,700	$123	$(118)	$10,705
Municipal	7,679	18	(223)	7,474
Corporate	30,939	354	(526)	30,767
Foreign government	1,311	31	(8)	1,334
Asset-backed securities (“ABS”)	1,711	10	(8)	1,713
Total fixed income securities	$52,340	$536	$(883)	$51,993

December 31, 2024
U.S. government and agencies	$11,423	$15	$(330)	$11,108
Municipal	8,985	33	(176)	8,842
Corporate	30,630	272	(710)	30,192
Foreign government	1,352	22	(10)	1,364
ABS	1,226	19	(4)	1,241
Total fixed income securities	$53,616	$361	$(1,230)	$52,747

Scheduled maturities for fixed income securities
($ in millions)	March 31, 2025		December 31, 2024
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$1,753	$1,740	$1,544	$1,531
Due after one year through five years	21,662	21,580	22,889	22,595
Due after five years through ten years	17,038	17,001	17,431	17,130
Due after ten years	10,176	9,959	10,526	10,250
	50,629	50,280	52,390	51,506
ABS	1,711	1,713	1,226	1,241
Total	$52,340	$51,993	$53,616	$52,747
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS is shown separately because of potential prepayment of principal prior to contractual maturity dates.

Net investment income
($ in millions)	Three months ended March 31,
	2025	2024
Fixed income securities	$608	$526
Equity securities	20	15
Mortgage loans	10	9
Limited partnership interests	194	199
Short-term investments	72	67
Other investments	21	21
Investment income, before expense	925	837
Investment expense	(71)	(73)
Net investment income	$854	$764
First Quarter 2025 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Net gains (losses) on investments and derivatives by type
($ in millions)	Three months ended March 31,
	2025	2024
Fixed income securities	$(128)	$(101)
Equity securities	(112)	62
Limited partnership interests	(5)	8
Derivatives	(19)	(8)
Other investments	(18)	(2)
Other (1)	(67)	(123)
Net gains (losses) on investments and derivatives	$(349)	$(164)
(1)2025 is related to losses recorded for variable interests in Adirondack Insurance Exchange (“Adirondack”) and New Jersey Skylands Insurance Association (“Skylands”) (together “Reciprocal Exchanges”). 2024 is related to the loss for the carrying value of the surplus notes issued by the Reciprocal Exchanges. See Note 8 for further detail.

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended March 31,
	2025	2024
Sales	$(137)	$(111)
Credit losses	(76)	(115)
Valuation change of equity investments (1)	(117)	70
Valuation change and settlements of derivatives	(19)	(8)
Net gains (losses) on investments and derivatives	$(349)	$(164)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended March 31,
	2025	2024
Gross realized gains	$71	$41
Gross realized losses	(198)	(146)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended March 31,
	2025	2024
Equity securities	$(95)	$61
Limited partnership interests carried at fair value	(17)	30
Total	$(112)	$91

Credit losses recognized in net income
($ in millions)	Three months ended March 31,
	2025	2024
Fixed income securities:
Corporate	$(1)	$4
Total fixed income securities	(1)	4
Other investments
Bank loans	(8)	3
Other assets	(52)	(123)
Commitments to fund line of credit, commercial mortgage loans and bank loans	(15)	1
Total	$(76)	$(115)
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Unrealized net capital gains and losses included in accumulated other comprehensive income (“AOCI”)
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2025		Gains	Losses
Fixed income securities	$51,993	$536	$(883)	$(347)
Short-term investments	6,541	—	(3)	(3)
Derivative instruments	—	—	(2)	(2)
Investments classified as held for sale				(91)
Unrealized net capital gains and losses, pre-tax				(443)
Reclassification of noncontrolling interest				(1)
Deferred income taxes				93
Unrealized net capital gains and losses, after-tax				$(351)

December 31, 2024
Fixed income securities	$52,747	$361	$(1,230)	$(869)
Short-term investments	4,537	—	(2)	(2)
Derivative instruments	—	—	(2)	(2)
Investments classified as held for sale				(110)
Unrealized net capital gains and losses, pre-tax				(983)
Reclassification of noncontrolling interest				3
Deferred income taxes				209
Unrealized net capital gains and losses, after-tax				$(771)

Change in unrealized net capital gains (losses)
($ in millions)	Three months ended March 31, 2025
Fixed income securities	$522
Short-term investments	(1)
Derivative instruments	—
Investments classified as held for sale	19
Total	540
Reclassification of noncontrolling interest	(4)
Deferred income taxes	(116)
Change in unrealized net capital gains and losses, after-tax	$420
Mortgage loans The Company’s mortgage loans totaled $770 million and $784 million, net of credit loss allowance, as of March 31, 2025 and December 31, 2024, respectively, and are primarily commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. Residential mortgage loans totaled $80 million and $61 million as of March 31, 2025 and December 31, 2024, respectively, and are recourse to the borrower.
Limited partnership interests

Carrying value for limited partnership interests
($ in millions)	March 31, 2025	December 31, 2024
Private equity	$7,744	$7,734
Real estate	1,355	1,236
Other (1)	281	285
Total	$9,380	$9,255
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills, fixed income securities with a contractual maturity of one year or less at time of acquisition and other short-term investments, are carried at fair value. As of March 31, 2025 and December 31, 2024, the fair value of short-term investments totaled $6.54 billion and $4.54 billion, respectively.
Other investments primarily consist of bank loans, real estate and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Real estate is carried at cost less accumulated depreciation.
First Quarter 2025 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements

Other investments by asset type
($ in millions)	March 31, 2025	December 31, 2024
Bank loans, net	$274	$201
Real estate	625	620
Other	2	3
Total	$901	$824
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
Accrued interest excluded from the amortized cost of fixed income securities totaled $575 million and $574 million as of March 31, 2025 and December 31, 2024, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for fixed income securities
	Three months ended March 31,
($ in millions)	2025	2024
Beginning balance	$(17)	$(36)
Credit losses on securities for which credit losses not previously reported	(1)	(3)
Net (increases) decreases related to credit losses previously reported	—	4
(Increase) decrease related to sales and other	—	3
Write-offs	—	15
Ending balance	$(18)	$(17)

Components of credit loss allowance as of March 31
Corporate bonds	$(17)	$(16)
ABS	(1)	(1)
Total	$(18)	$(17)

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2025
Fixed income securities
U.S. government and agencies	159	$2,952	$(67)	87	$692	$(51)	$(118)
Municipal	912	4,909	(123)	898	1,447	(100)	(223)
Corporate	718	6,842	(114)	1,093	6,816	(412)	(526)
Foreign government	20	70	(1)	69	61	(7)	(8)
ABS	103	752	(5)	81	48	(3)	(8)
Total fixed income securities	1,912	$15,525	$(310)	2,228	$9,064	$(573)	$(883)
Investment grade fixed income securities	1,678	$14,096	$(272)	2,028	$7,983	$(500)	$(772)
Below investment grade fixed income securities	234	1,429	(38)	200	1,081	(73)	(111)
Total fixed income securities	1,912	$15,525	$(310)	2,228	$9,064	$(573)	$(883)

December 31, 2024
Fixed income securities
U.S. government and agencies	179	$8,520	$(256)	99	$801	$(74)	$(330)
Municipal	990	4,889	(67)	1,089	1,693	(109)	(176)
Corporate	943	9,178	(166)	1,237	7,877	(544)	(710)
Foreign government	42	159	(2)	73	73	(8)	(10)
ABS	50	78	—	85	56	(4)	(4)
Total fixed income securities	2,204	$22,824	$(491)	2,583	$10,500	$(739)	$(1,230)
Investment grade fixed income securities	2,002	$21,846	$(473)	2,367	$9,281	$(655)	$(1,128)
Below investment grade fixed income securities	202	978	(18)	216	1,219	(84)	(102)
Total fixed income securities	2,204	$22,824	$(491)	2,583	$10,500	$(739)	$(1,230)
(1)Includes fixed income securities with fair values of $18 million and $16 million as of March 31, 2025 and December 31, 2024, respectively, and unrealized losses of $1 million and credit loss allowances of $3 million as of both March 31, 2025 and December 31, 2024.

Gross unrealized losses by unrealized loss position and credit quality as of March 31, 2025
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1)	$(737)	$(105)	$(842)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (2)	(35)	(6)	(41)
Total unrealized losses	$(772)	$(111)	$(883)
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
First Quarter 2025 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements
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
As of March 31, 2025, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
Accrued interest is excluded from the amortized cost of loans and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. Accrued interest as of March 31, 2025 and December 31, 2024 was not significant for bank loans or mortgage loans.
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
18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Commercial mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	March 31, 2025							December 31, 2024
($ in millions)	2020 and prior	2021	2022	2023	2024	2025	Total	Total
1.0 - 1.25	$59	$—	$18	$25	$37	$—	$139	$137
1.26 - 1.50	56	—	30	19	—	—	105	105
Above 1.50	162	165	42	75	14	—	458	493
Amortized cost before allowance	$277	$165	$90	$119	$51	$—	$702	$735
Allowance							(12)	(12)
Amortized cost, net							$690	$723
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
Payments on all mortgage loans were current as of March 31, 2025 and December 31, 2024.

Rollforward of credit loss allowance for mortgage loans
	Three months ended March 31,
($ in millions)	2025	2024
Beginning balance	$(12)	$(11)
Net increases related to credit losses	—	—
Write-offs	—	—
Ending balance	$(12)	$(11)
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

Bank loans amortized cost by credit rating and year of origination
	March 31, 2025							December 31, 2024
($ in millions)	2020 and prior	2021	2022	2023	2024	2025	Total	Total
NAIC 1 / A	$—	$—	$—	$—	$45	$83	$128	$45
NAIC 2 / BBB	—	—	—	—	11	—	11	6
NAIC 3 / BB	—	—	1	2	12	7	22	27
NAIC 4 / B	18	2	3	33	47	17	120	122
NAIC 5-6 / CCC and below	—	—	—	8	1	—	9	11
Amortized cost before allowance	$18	$2	$4	$43	$116	$107	$290	$211
Allowance							(16)	(10)
Amortized cost, net							$274	$201

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended March 31,
	2025	2024
Beginning balance	$(10)	$(22)
Net (increases) decreases related to credit losses	(8)	3
Write-offs	2	6
Ending balance	$(16)	$(13)
First Quarter 2025 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Note 6	Fair Value of Assets and Liabilities
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
20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
•Assets held for sale: Comprise U.S. government and agencies, municipal, corporate, MBS fixed income securities and short-term. The significant inputs and valuation techniques are based on the respective asset type as described above.
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
•Other investments: Certain options (including swaptions) are valued using models that are widely accepted in the financial services industry. These are categorized as Level 3 as a result of the significance of non-market observable inputs such
First Quarter 2025 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements
as volatility. Other primary inputs include interest rate yield curves and quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements. Certain OTC interest rate swaps associated with real estate investments are valued using non-market observable counterparty valuations.
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
Investments excluded from the fair value hierarchy
Investments reported at net asset value (“NAV”)
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of March 31, 2025, the Company has commitments to invest $153 million in limited partnership interests that are reported at net asset value.

Assets and liabilities measured at fair value
	March 31, 2025
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$10,697	$8	$—		$10,705
Municipal	—	7,472	2		7,474
Corporate - public	—	21,405	35		21,440
Corporate - privately placed	—	9,218	109		9,327
Foreign government	—	1,334	—		1,334
ABS	—	1,574	139		1,713
Total fixed income securities	10,697	41,011	285		51,993
Equity securities (1)	3,586	313	416		4,315
Short-term investments	992	5,547	2		6,541
Other investments	—	2	1	$(1)	2
Other assets	1	—	134		135
Assets held for sale	264	1,687	7		1,958
Total recurring basis assets	15,540	48,560	845	(1)	64,944
Non-recurring basis	—	—	2		2
Total assets at fair value	$15,540	$48,560	$847	$(1)	$64,946

Investments reported at NAV					1,012
Total					$65,958
Liabilities
Other liabilities	$—	$(7)	$(1)	$7	$(1)
Total recurring basis liabilities	—	(7)	(1)	7	(1)
Total liabilities at fair value	$—	$(7)	$(1)	$7	$(1)
(1)Excludes $150 million of preferred stock measured at cost.
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
As of March 31, 2025 and December 31, 2024, Level 3 fair value measurements of fixed income securities totaled $285 million and $248 million, respectively, and included $86 million and $87 million, respectively, of securities valued based on third-party discounted cash flow pricing models where the inputs have not been corroborated to be market observable, $24 million and $22 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $2 million for both periods, of municipal fixed income securities that are not rated by third-party credit rating agencies.
An increase (decrease) in credit spreads for fixed income securities valued based on third-party discounted cash flow pricing models or non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
First Quarter 2025 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2025
	Balance as of December 31, 2024	Total gains (losses) included in:		Transfers					Balance as of March 31, 2025
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$2	$—	$—	$—	$—	$—	$—	$—	$2
Corporate - public	22	(1)	1	—	(7)	20	—	—	35
Corporate - privately placed	110	(1)	—	—	—	—	—	—	109
ABS	114	—	—	26	—	—	—	(1)	139
Total fixed income securities	248	(2)	1	26	(7)	20	—	(1)	285
Equity securities	407	14	—	—	—	4	(9)	—	416
Short-term investments	5	—	—	—	—	1	(4)	—	2
Other investments	1	—	—	—	—	—	—	—	1
Other assets	134	—	—	—	—	—	—	—	134
Assets held for sale	7	—	—	—	—	—	—	—	7
Total recurring Level 3 assets	$802	$12	$1	$26	$(7)	$25	$(13)	$(1)	$845

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended March 31, 2024
	Balance as of December 31, 2023	Total gains (losses) included in:		Transfers					Balance as of March 31, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$11	$—	$—	$—	$—	$—	$(1)	$(2)	$8
Corporate - public	26	—	2	—	—	—	(5)	—	23
Corporate - privately placed	58	(4)	—	—	—	—	—	—	54
ABS	58	—	—	—	—	—	—	—	58
Total fixed income securities	153	(4)	2	—	—	—	(6)	(2)	143
Equity securities	402	9	—	—	—	—	(3)	—	408
Short-term investments	1	—	—	—	—	20	—	—	21
Other investments	2	—	—	—	—	—	—	—	2
Other assets	118	2	—	—	—	—	—	—	120
Total recurring Level 3 assets	$676	$7	$2	$—	$—	$20	$(9)	$(2)	$694

Total Level 3 gains (losses) included in net income
	Three months ended March 31,
($ in millions)	2025	2024
Net investment income	$13	$—
Net gains (losses) on investments and derivatives	(1)	5
Operating costs and expenses	—	2
Transfers into Level 3 during the three months ended March 31, 2025 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. There were no transfers into Level 3 during the three months ended March 31, 2024.
Transfers out of Level 3 during the three months ended March 31, 2025 included situations where a broker quote was used in the prior period and a quote with market observable inputs became available from the Company’s independent third-party valuation service provider in the current period. Any gains or losses related to the change in valuation source for individual securities were not significant. There were no transfers out of Level 3 during the three months ended March 31, 2024.
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities still held
	Three months ended March 31,
($ in millions)	2025	2024
Assets
Fixed income securities:
Corporate - public	$(1)	$—
Corporate - privately placed	—	(4)
Total fixed income securities	(1)	(4)
Equity securities	15	9
Other assets	—	2
Total recurring Level 3 assets	$14	$7
Total included in net income	$14	$7

Components of net income
Net investment income	$14	$—
Net gains (losses) on investments and derivatives	—	5
Operating costs and expenses	—	2
Total included in net income	$14	$7

Assets
Corporate - public	$1	$2
Changes in unrealized net capital gains and losses reported in OCI	$1	$2

Financial instruments not carried at fair value
($ in millions)		March 31, 2025		December 31, 2024
Financial assets	Fair value level	Amortized cost, net (1)	Fair value	Amortized cost, net (1)	Fair value
Mortgage loans	Level 3	$770	$741	$784	$746
Bank loans	Level 3	274	279	201	207

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Debt	Level 2	$8,086	$7,813	$8,085	$7,740
Liability for collateral	Level 2	2,137	2,137	2,041	2,041
Liabilities held for sale	Level 3	39	39	40	40
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 7	Derivative Financial Instruments
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
Property-Liability may use interest rate swaps, swaptions, futures and options to manage the interest rate risks of existing investments. These instruments are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities. Fixed income index total return swaps are used to offset valuation losses in the fixed income portfolio during periods of declining market values. Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio. Equity index total return swaps, futures and options are used by Property-Liability to offset valuation losses in the equity portfolio during periods of declining equity market values. In addition, equity futures are used to hedge the market risk related to deferred compensation liability contracts. Equity derivatives may also be utilized to replicate cash market positions to increase equity exposure. Forward contracts are primarily used by Property-Liability to hedge foreign currency risk associated with holding
First Quarter 2025 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements
foreign currency denominated investments and foreign operations.
As of March 31, 2025 and December 31, 2024, the Company has not designated any fair value, cash flow or net investment hedge accounting relationships. Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting. For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements, when applicable.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements (“MNAs”) and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.
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

Summary of the volume and fair value positions of derivative instruments as of March 31, 2025
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	3,528	$—	$—	$—
Equity and index contracts
Options	Other investments	n/a	6	—	—	—
Futures	Other assets	n/a	600	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	$525	n/a	(5)	1	(6)
Contingent consideration	Other assets	250	n/a	134	134	—
Total asset derivatives		$775	4,134	$130	$136	$(6)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	37	n/a	$(1)	$—	$(1)
Futures	Other liabilities & accrued expenses	n/a	3,691	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	n/a	6	—	—	—
Futures	Other liabilities & accrued expenses	n/a	464	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$99	n/a	—	1	(1)
Total liability derivatives		136	4,161	(1)	$1	$(2)
Total derivatives		$911	8,295	$129
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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2025
Asset derivatives	$2	$(7)	$6	$1	$—	$1
Liability derivatives	(8)	7	—	(1)	—	(1)

December 31, 2024
Asset derivatives	$21	$(1)	$(18)	$2	$—	$2
Liability derivatives	(1)	1	—	—	—	—
(1)All OTC derivatives are subject to enforceable MNAs.

Gains (losses) from valuation and settlements reported on derivatives
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2025
Interest rate contracts	$(1)	$—	$(1)
Equity and index contracts	—	(11)	(11)
Foreign currency contracts	(18)	—	(18)
Total	$(19)	$(11)	$(30)

Three months ended March 31, 2024
Interest rate contracts	$(7)	$—	$(7)
Equity and index contracts	(11)	14	3
Contingent consideration	—	2	2
Foreign currency contracts	11	—	11
Credit default contracts	(1)	—	(1)
Total	$(8)	$16	$8
First Quarter 2025 Form 10-Q 27

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

OTC cash and securities collateral pledged
($ in millions)	March 31, 2025
Pledged by the Company	$6
Pledged to the Company (1)	—
(1) $2 million of collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	March 31, 2025				December 31, 2024
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$—	$—	$—	1	$213	$10	$1
A+	—	—	—	—	3	389	10	1
Total	1	$—	$—	$—	4	$602	$20	$2
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	March 31, 2025
Pledged by the Company	$82
Received by the Company	—
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

($ in millions)	March 31, 2025	December 31, 2024
Gross liability fair value of contracts containing credit-risk-contingent features	$3	$1
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(1)	(1)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(2)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—

28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 8	Variable Interest Entities
Consolidated VIEs primarily include Adirondack, a New York reciprocal insurer, and Skylands, a New Jersey reciprocal insurer. The Reciprocal Exchanges are insurance carriers organized as unincorporated associations. The Company does not own the equity of the Reciprocal Exchanges, which is owned by their respective policyholders.
The results of the Reciprocal Exchanges are included in the Allstate Protection segment as the Company manages the business operations of the Reciprocal Exchanges and has the power to direct their activities that most significantly impact their economic performance.
Due to ongoing operating losses, the Company recorded a loss related to variable interests held in the Reciprocal Exchanges of $67 million in the first quarter of 2025 and $123 million in the first quarter of 2024. These losses have been reflected as capital transactions attributable to noncontrolling interest as the Company expects 100% of its interests in surplus notes and lines of credit to absorb expected losses of the Reciprocal Exchanges.
Adirondack has withdrawn and stopped writing new business and Skylands has withdrawn substantially all business and stopped writing new business. As the reciprocal insurers are dissolved, policyholders will share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors have no recourse to the Company.
The New York State Department of Financial Services approved the withdrawal plan for Adirondack to non-renew or cancel all policies effective as of December 31, 2024. Additionally, the Company waived all fees payable by Adirondack after July 1, 2024, excluding Loss Adjustment Expenses associated with individual claims.
The New Jersey Department of Banking and Insurance acknowledged the withdrawal plan filed on behalf of Skylands to withdraw from providing personal lines insurance, except dwelling fire and watercraft policies, beginning December 14, 2024. Skylands has a 100% quota share reinsurance agreement to cede all of Skylands’ business to the Company. Claims and claims expense ceded to the Company were $1 million and $12 million for the three months ended March 31, 2025 and 2024, respectively.
The Company received a management fee for the services provided to the Reciprocal Exchanges totaling zero and $10 million for the three months ended March 31, 2025 and 2024, respectively. The Reciprocal Exchanges generated $1 million and $61 million of earned premiums for the three months ended March 31, 2025 and 2024, respectively. Total costs and expenses were $2 million and $87 million for the three months ended March 31, 2025 and 2024, respectively.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	March 31, 2025	December 31, 2024
Assets
Fixed income securities	$3	$47
Short-term investments	105	112
Premium installment and other receivables, net	1	9
Reinsurance recoverables, net	40	76
Other assets	11	25
Total assets	160	269
Liabilities
Reserve for property and casualty insurance claims and claims expense	159	214
Unearned premiums	1	22
Other liabilities and expenses	197	235
Total liabilities	$357	$471

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
First Quarter 2025 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements
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

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Three months ended March 31,
($ in millions)	2025	2024
Balance as of January 1	$41,917	$39,858
Less: recoverables (1)	8,602	8,396
Net balance as of January 1	33,315	31,462
Incurred claims and claims expense related to:
Current year	11,066	9,652
Prior years	(251)	(151)
Total incurred	10,815	9,501
Claims and claims expense paid related to:
Current year	(4,279)	(3,163)
Prior years	(5,755)	(5,990)
Total paid	(10,034)	(9,153)
Net balance as of March 31	34,096	31,810
Plus: recoverables	9,739	8,333
Balance as of March 31	$43,835	$40,143
(1)Recoverables comprises reinsurance and indemnification recoverables.
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $2.20 billion and $731 million in the three months ended March 31, 2025 and 2024, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Prior year reserve reestimates included in claims and claims expense (1)
	Non-catastrophe losses		Catastrophe losses (2)		Total
($ in millions)	2025	2024	2025	2024	2025	2024
Three months ended March 31,
Auto	$(238)	$(67)	$(11)	$(7)	$(249)	$(74)
Homeowners	(7)	(40)	(1)	(149)	(8)	(189)
Other personal lines	53	55	(7)	(3)	46	52
Commercial lines	(31)	54	3	(3)	(28)	51
Other business lines	(15)	5	—	—	(15)	5
Run-off Property-Liability	3	4	—	—	3	4
Total prior year reserve reestimates	$(235)	$11	$(16)	$(162)	$(251)	$(151)
(1)Favorable reserve reestimates are shown in parentheses.
(2)2025 includes $66 million of estimated recoveries related to the Nationwide Reinsurance Program aggregate cover for losses occurring between April 1, 2024 and December 31, 2024.
First Quarter 2025 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

Note 10	Reserve for Future Policy Benefits and Contractholder Funds

Rollforward of reserve for future policy benefits (1)
	Three months ended March 31,
	Accident and health		Traditional life		Total
($ in millions)	2025	2024	2025	2024	2025	2024
Present value of expected net premiums
Beginning balance	$712	$1,688	$6	$325	$718	$2,013
Add: Classified as liabilities held for sale	1,247	—	337	—	1,584	—
Total beginning balance	$1,959	$1,688	$343	$325	$2,302	$2,013

Beginning balance at original discount rate	$2,013	$1,737	$354	$330	$2,367	$2,067
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	(9)	(44)	1	11	(8)	(33)
Adjusted beginning balance	2,004	1,693	355	341	2,359	2,034
Issuances	250	230	41	32	291	262
Interest accrual	22	18	4	5	26	23
Net premiums collected	(110)	(98)	(17)	(16)	(127)	(114)
Ending balance at original discount rate	2,166	1,843	383	362	2,549	2,205
Effect of changes in discount rate assumptions	(54)	(81)	(10)	(9)	(64)	(90)
Less: Liabilities held for sale	(1,022)	—	(366)	—	(1,388)	—
Ending balance	$1,090	$1,762	$7	$353	$1,097	$2,115

Present value of expected future policy benefits
Beginning balance	$757	$2,453	$13	$657	$770	$3,110
Add: Classified as liabilities held for sale	1,943	—	685	—	2,628	—
Total beginning balance	$2,700	$2,453	$698	$657	$3,398	$3,110

Beginning balance at original discount rate	$2,758	$2,495	$727	$656	$3,485	$3,151
Effect of changes in cash flow assumptions	4	(6)	—	—	4	(6)
Effect of actual variances from expected experience	(12)	(47)	(2)	8	(14)	(39)
Adjusted beginning balance	2,750	2,442	725	664	3,475	3,106
Issuances	252	230	43	33	295	263
Interest accrual	32	25	8	9	40	34
Benefit payments	(110)	(102)	(9)	(12)	(119)	(114)
Ending balance at original discount rate	2,924	2,595	767	694	3,691	3,289
Effect of changes in discount rate assumptions	(60)	(86)	(31)	(22)	(91)	(108)
Less: Liabilities held for sale	(1,716)	—	(723)	—	(2,439)	—
Ending balance	$1,148	$2,509	$13	$672	$1,161	$3,181

Net reserve for future policy benefits (1)	$58	$747	$6	$319	$64	$1,066
Less: reinsurance recoverables (2)	—	80	—	1	—	81
Net reserve for future policy benefits, after reinsurance recoverables	$58	$667	$6	$318	$64	$985
(1)Excludes $22 million and $259 million of reserves related to short-duration and other contracts as of March 31, 2025 and 2024, respectively.
(2)Classified as held for sale as of March 31, 2025.
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Revenue and interest recognized in the condensed consolidated statements of operations
($ in millions)	Three months ended March 31,
	2025	2024
Revenues (1)
Accident and health	$222	$221
Traditional life	42	34
Total	$264	$255

Interest expense (2)
Accident and health	$10	$7
Traditional life	4	4
Total	$14	$11
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
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts, including those that are classified as held for sale as of March 31, 2025.

	As of March 31,
	2025		2024
($ in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Accident and health
Expected future gross premiums	$6,039	$4,057	$5,580	$3,807
Expected future benefits and expenses	4,325	2,864	3,754	2,509
Traditional life
Expected future gross premiums	1,127	786	1,002	687
Expected future benefits and expenses	1,475	736	1,399	672
The following table provides the weighted-average duration and weighted-average interest rates for the reserve for future policy benefits, including those that are classified as held for sale as of March 31, 2025.

	As of March 31,
	Accident and health		Traditional life
	2025	2024	2025	2024
Weighted-average duration (in years)	7.8	4.3	15.1	15.1
Weighted-average interest rates
Interest accretion rate (discount rate at contract issuance)	5.10%	4.96%	5.37%	5.41%
Current discount rate (upper-medium grade fixed income yield)	5.26	5.02	5.46	5.35
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
For the three months ended March 31, 2025, actual experience for lapses in accident and health products was lower than expected. For the three months ended March 31, 2024, actual experience for lapses in accident and health products was higher than expected.
For the three months ended March 31, 2025, actual experience for lapses in traditional life products was higher than expected. For the three months ended March 31, 2024, actual experience for lapses in traditional life products was lower than expected.
First Quarter 2025 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements
Contractholder funds
As of March 31, 2025, all contractholder funds are classified as held for sale.

Contractholder funds activity
	Three months ended March 31,
($ in millions)	2025	2024
Beginning balance	$890	$888
Deposits	30	34
Interest credited	8	9
Benefits	(8)	(2)
Surrenders and partial withdrawals	(7)	(6)
Contract charges	(29)	(30)
Other adjustments	(2)	(3)
Ending balance	$882	$890

Components of contractholder funds
Interest-sensitive life insurance	$844	$846
Fixed annuities	38	44
Total	$882	$890

Weighted-average crediting rate	4.23%	4.20%
Net amount at risk (1)	$10,679	$11,364
Cash surrender value	$735	$731
(1)Guaranteed benefit amounts in excess of the current account balances.

Note 11	Reinsurance and Indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended March 31,
	2025	2024
Property and casualty insurance premiums earned	$(543)	$(557)
Accident and health insurance premiums and contract charges	(13)	(10)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended March 31,
	2025	2024
Property and casualty insurance claims and claims expense (1)	$(1,685)	$(232)
Accident, health and other policy benefits	(19)	(6)
(1)2025 includes ceded losses related to the Nationwide Reinsurance Program for the California wildfires and March wind/hail events.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	March 31, 2025	December 31, 2024
Property and casualty
Paid and due from reinsurers and indemnitors	$352	$285
Unpaid losses estimated (including IBNR)	9,739	8,602
Total property and casualty	$10,091	$8,887

Accident and health insurance	—	37
Total	$10,091	$8,924
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended March 31,
	2025	2024
Property and casualty (1) (2)
Beginning balance	$(63)	$(62)
Decrease (increase) in the provision for credit losses	—	(2)
Write-offs	—	—
Ending balance	$(63)	$(64)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.
As of March 31, 2025, a credit loss allowance for reinsurance recoverables of $1 million for the Health and Benefits segment was classified as held for sale.

Note 12	Deferred Policy Acquisition Costs
The following table shows a roll-forward of DAC on contracts in the Health and Benefits segment, along with a reconciliation to the Company’s total DAC balance.

Deferred policy acquisition costs activity
($ in millions)	Accident and health insurance long-duration contracts	Other health and benefit contracts (1)	Total
Three months ended March 31, 2025
Allstate Health and Benefits
Beginning balance	$55	$9	$64
Acquisition costs deferred	29	19	48
Amortization charged to income	(21)	(12)	(33)
Experience adjustment	(4)	—	(4)
Classified as held for sale	2	(7)	(5)
Total	$61	$9	$70
Allstate Protection			2,565
Protection Services			3,152
Ending balance			$5,787

Three months ended March 31, 2024
Allstate Health and Benefits
Beginning balance	$321	$219	$540
Acquisition costs deferred	26	22	48
Amortization charged to income	(20)	(11)	(31)
Experience adjustment	(10)	(1)	(11)
Total	$317	$229	546
Allstate Protection			2,374
Protection Services			3,026
Ending balance			$5,946
(1)Includes traditional life and interest-sensitive life long-duration contracts and accident and health short-duration contracts.
First Quarter 2025 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Note 13	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $16 million and $10 million during the three months ended March 31, 2025 and 2024, respectively. Restructuring expenses during the first quarter of 2025 primarily related to streamlining the organization and outsourcing certain aspects of operations. These charges are recorded in the Allstate Protection segment. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2024	$25	$2	$27
Expense incurred	14	2	16
Payments and non-cash charges	(13)	(2)	(15)
Restructuring liability as of March 31, 2025	$26	$2	$28
As of March 31, 2025, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $58 million for employee costs and $1 million for exit costs.
The organizational transformation phase of the Transformative Growth plan which commenced in the second quarter of 2024 is substantially complete as of March 31, 2025.

2024 Organizational transformation
($ in millions)
Expected program charges	$24
Change in estimated program initiatives and costs	25
2024 expenses	(45)
2025 expenses	(4)
Remaining program charges	$—

Note 14	Guarantees and Contingent Liabilities
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
California FAIR Plan Association On February 11, 2025, the FAIR Plan received regulatory approval to assess member insurers $1.00 billion. The Company’s personal lines and commercial lines average market share used for the assessment was 4.6% and 2.0%, respectively, net of credits. Members are allowed to request the state insurance commission’s approval to collect temporary supplemental fees from policyholders in the state in order to recoup amounts assessed. Insurers can request recoupment for 50% of their portion of assessments up to $1.00 billion and 100% thereafter for each residential property and commercial property insurance. At March 31, 2025, we have accrued for the Company’s share of future estimated assessments based on the wildfire event that began on January 7, 2025. Several of the Company’s traditional markets per occurrence reinsurance agreements also provide for the inclusion of non-recoupable assessments as part of the definition of loss.
Guarantees
In the normal course of business, the Company provides standard indemnifications to contractual counterparties in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
In connection with the sales of Allstate Life Insurance Company of New York to Wilton Reassurance Company (“Wilton”) and Allstate Life Insurance Company and Allstate Assurance Company to Everlake US Holdings Company (“Everlake”) in 2021, AIC agreed to indemnify Wilton and AIC and Allstate Financial Insurance Holdings Corporation (collectively, the “Sellers”) agreed to indemnify Everlake. The indemnification is in connection with certain representations, warranties and covenants of the Sellers, and certain liabilities specifically excluded from the transactions, subject to specific contractual limitations regarding the Sellers’ maximum obligations. Management does not believe these indemnifications will have a material effect on results of operations, cash flows or financial position of the Company.
The aggregate liability balance related to all guarantees was immaterial as of March 31, 2025.
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
First Quarter 2025 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

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
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
Settlements have been reached in the following cases: Bass v. Imperial Fire and Casualty Insurance Company (W.D. La. filed February 2022); Durgin v. Allstate Property and Casualty Insurance Company (W.D. La. filed June 2019); Kronenberg v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (E.D.N.Y. filed December 2018); Hail v. Allstate Property and Casualty Insurance Company (State Court of Habersham Co., Ga. filed December 2023); and Gleichman Law Firm v. Allstate Insurance Company (N.D. Ga. filed February 2025).
The Company is defending a putative class action in the U.S. District Court for the District of Arizona that alleges underpayment of uninsured/underinsured motorist claims, Dorazio v. Allstate Fire and Casualty Insurance Company, filed December 2022. The plaintiffs allege that uninsured/underinsured motorist coverages must be stacked, which is combining separate uninsured/underinsured coverage limits of multiple vehicles into one higher coverage limit, where the defendants allegedly did not include specified policy language and did not provide specified notice to policyholders. No class has been certified in this matter. A settlement in principle has been reached in Loughran v. MIC General Insurance Corporation, a second putative class action alleging the same claims. In July 2023, the Arizona Supreme Court issued a ruling in Franklin v. CSAA General Insurance, a matter involving another insurer. The Franklin decision held, under the factual circumstances of that case, that stacking of uninsured/underinsured motorist coverages was required because the insurer did not include specified policy language and did not issue specified notice.
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
First Quarter 2025 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Note 15	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended March 31,
($ in millions)	2025	2024
Pension benefits
Service cost	$25	$33
Interest cost	60	58
Expected return on plan assets	(78)	(77)
Costs and expenses	7	14
Remeasurement of projected benefit obligation	53	(25)
Remeasurement of plan assets	23	25
Remeasurement (gains) losses	76	—
Pension net cost	$83	$14

Postretirement benefits
Service cost	$—	$—
Interest cost	2	2
Costs and expenses	2	2
Remeasurement of benefit obligation	2	(2)
Remeasurement of plan assets	—	—
Remeasurement (gains) losses	2	(2)
Postretirement net cost	$4	$—

Pension and postretirement benefits
Costs and expenses	$9	$16
Remeasurement (gains) losses	78	(2)
Total net cost	$87	$14
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

Pension and postretirement benefits remeasurement gains and losses
	Three months ended March 31,
($ in millions)	2025	2024
Remeasurement of benefit obligation (gains) losses:
Discount rate	$59	$(41)
Other assumptions	(4)	14
Remeasurement of plan assets (gains) losses	23	25
Remeasurement (gains) losses	$78	$(2)
Remeasurement losses of $78 million for the first quarter of 2025, are primarily related to a decrease in the liability discount rate and unfavorable asset performance compared to expected return on plan assets.
The weighted average discount rate used to measure the pension benefit obligation decreased to 5.54% on March 31, 2025 compared to 5.71% on December 31, 2024 resulting in losses for the first quarter of 2025.
For the first quarter of 2025, the actual return on plan assets was lower than the expected return due to lower equity valuations, partially offset by higher fixed income valuations driven by lower rates.
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 16	Supplemental Cash Flow Information
Non-cash investing activities include $15 million and $34 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, and limited partnerships for the three months ended March 31, 2025 and 2024, respectively. Non-cash investing activities included $18 million related to right-of-use property and equipment obtained in exchange for lease obligations for the three months ended March 31, 2024.
Non-cash financing activities include $24 million and $26 million related to the issuance of Allstate common shares for vested equity awards for the three months ended March 31, 2025 and 2024, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $27 million and $30 million for the three months ended March 31, 2025 and 2024, respectively. Non-cash operating activities include $13 million and $10 million related to right-of-use assets obtained in exchange for lease obligations for the three months ended March 31, 2025 and 2024, respectively.
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

($ in millions)	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net change in proceeds managed
Net change in fixed income securities	$(210)	$(31)
Net change in short-term investments	114	(127)
Operating cash flow (used)	$(96)	$(158)

Net change in liabilities
Liabilities for collateral, beginning of period	$(2,041)	$(1,891)
Liabilities for collateral, end of period	(2,137)	(2,049)
Operating cash flow provided	$96	$158

Note 17	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended March 31,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$389	$(85)	$304	$(375)	$80	$(295)
Less: reclassification adjustment of realized capital gains and losses	(147)	31	(116)	(101)	21	(80)
Unrealized net capital gains and losses	536	(116)	420	(274)	59	(215)
Unrealized foreign currency translation adjustments	(57)	12	(45)	10	(2)	8
Unamortized pension and other postretirement prior service credit (1)	—	—	—	(1)	—	(1)
Discount rate for reserve for future policy benefits	6	(1)	5	32	(7)	25
Other comprehensive income (loss)	$485	$(105)	$380	$(233)	$50	$(183)
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

First Quarter 2025 Form 10-Q 41

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Allstate Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2025, the related condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2024, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
April 30, 2025
42 www.allstate.com

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and related notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation annual report on Form 10-K for 2024, filed February 24, 2025.
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
Macroeconomic impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity, such as U.S. government fiscal and monetary policies, conflict in the Middle East, the
Russia/Ukraine conflict, supply chain disruptions and labor shortages.
Tariffs Beginning on April 2, 2025, the U.S. government announced additional tariffs on goods imported to the U.S. These actions are expected to impact the results of our operations. Depending on the severity of these actions, the following may impact operations:
•Higher new and used vehicle pricing, increasing claims costs in Allstate Protection, Protection Plans and Dealer Services
•Adverse impact on investment valuations on fixed income securities, equity securities and performance-based investments
•Declines in auto new issued applications due to lower car sales
•Reduced demand in Allstate Dealer Services due to lower new car sales
•Lower premiums written from reduced retail sales in Allstate Protection Plans
•Bad debt and credit allowance exposure
This is not inclusive of all potential impacts and should not be treated as such.
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
In the personal property-liability businesses, this has five key components:
•Improving customer value
•Expanding customer access
•Increasing sophistication and investment in customer acquisition
•Deploying new technology ecosystems
•Driving organizational transformation
We are expanding Protection Services businesses by leveraging the Allstate brand, customer base and capabilities.
Dispositions
On August 13, 2024, we entered into a share purchase agreement with StanCorp Financial Group, Inc. to sell American Heritage Life Insurance Company and American Heritage Service Company, comprising our employer voluntary benefits (“EVB”) business for approximately $2.0 billion in cash. The employer
First Quarter 2025 Form 10-Q 43

voluntary benefits business continues to be reported in the Allstate Health and Benefits segment, and the assets and liabilities of the business are classified as held for sale. The transaction closed on April 1, 2025, and we expect to record a gain on the sale of approximately $625 million in the second quarter of 2025.
On January 30, 2025, Allstate entered into an agreement with Nationwide Life Insurance Company to sell Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the group health business for approximately $1.25 billion in cash, adjusted for the closing balance sheet. The group health business continues to be reported in the Allstate Health and Benefits segment, and beginning in the first quarter of 2025, the assets and liabilities of the business are classified as held for sale. The transaction is expected to close in 2025, subject to regulatory approvals and other customary closing conditions.
The transaction price for the group health business, less costs to sell, exceeds the carrying value of net assets related to this transaction, resulting in an expected gain of approximately $450 million that will be recognized at closing of the transaction. The ultimate amount of the anticipated gain on the sale will be impacted by purchase price adjustments associated with certain pre-close transactions, changes in the carrying value of net assets, changes in accumulated other comprehensive income and the related tax effects.
See Note 3 of the condensed consolidated financial statements for further information on the employer voluntary benefits and group health dispositions.

Consolidated net income (loss) applicable to common shareholders
($ in millions)

Consolidated net income applicable to common shareholders decreased 52.4% to $566 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to higher catastrophe and realized capital losses.

Total revenues
($ in millions)

Total revenues increased 7.8% to $16.45 billion in the first quarter of 2025 compared to the first quarter of 2024, primarily due to premium rate increases and higher homeowners insurance policies in force.

Net investment income
($ in millions)

Net investment income increased $90 million to $854 million in the first quarter of 2025, due to higher market-based investment results.

Financial highlights
Investments totaled $74.05 billion as of March 31, 2025, increasing from $72.61 billion as of December 31, 2024.
Allstate shareholders’ equity was $22.06 billion as of March 31, 2025, increasing from $21.44 billion as of December 31, 2024, primarily due to net income and lower unrealized net capital losses on investments, partially offset by dividends to shareholders.
44 www.allstate.com

Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $74.61 as of March 31, 2025, an increase of 19.8% from $62.27 as of March 31, 2024, and an increase of 3.1% from $72.35 as of December 31, 2024.
Return on average Allstate common shareholders’ equity for the twelve months ended March 31, 2025, was 21.4%, an increase of 13.8 points from 7.6% for the twelve months ended March 31, 2024. The increase was primarily due to higher net income applicable to common shareholders for the trailing twelve-month period ending March 31, 2025.
Summarized consolidated financial results

	Three months ended March 31,
($ in millions)	2025	2024
Revenues
Property and casualty insurance premiums	$14,698	$13,512
Accident and health insurance premiums and contract charges	487	478
Other revenue	762	669
Net investment income	854	764
Net gains (losses) on investments and derivatives	(349)	(164)
Total revenues	16,452	15,259

Costs and expenses
Property and casualty insurance claims and claims expense	(10,815)	(9,501)
Accident, health and other policy benefits	(333)	(296)
Amortization of deferred policy acquisition costs	(2,087)	(1,939)
Operating, restructuring and interest expenses	(2,361)	(1,992)
Pension and other postretirement remeasurement gains (losses)	(78)	2
Amortization of purchased intangibles	(59)	(69)
Total costs and expenses	(15,733)	(13,795)

Income from operations before income tax expense	719	1,464

Income tax expense	(123)	(266)

Net income	596	1,198

Less: Net income (loss) attributable to noncontrolling interest	1	(20)

Net income attributable to Allstate	595	1,218

Preferred stock dividends	(29)	(29)

Net income applicable to common shareholders	$566	$1,189
Segment highlights
Allstate Protection underwriting income was $364 million in the first quarter of 2025 compared to $903 million in the first quarter of 2024, due to higher catastrophe losses, partially offset by increased premiums earned.
Catastrophe losses were $2.20 billion in the first quarter of 2025 compared to $731 million in the first quarter of 2024.
Premiums written increased 8.5% to $14.30 billion in the first quarter of 2025 compared to the same period of 2024, reflecting higher premiums in auto and homeowners insurance and higher homeowners insurance policies in force.
Protection Services adjusted net income was $55 million in the first quarter of 2025 compared to $54 million in the first quarter of 2024, primarily due to premium growth at Allstate Protection Plans, partially offset by higher expenses due to growth at Arity and higher loss costs at Dealer Services.
Premiums and other revenue increased 14.6% to $799 million in the first quarter of 2025 compared to the same period of 2024, primarily due to growth at Allstate Protection Plans and higher lead generation revenue at Arity.
Allstate Health and Benefits adjusted net income was $30 million in the first quarter of 2025 compared to adjusted net income of $56 million in the first quarter of 2024. The decline was primarily due to increased benefit utilization in group health and individual health, partially offset by lower benefit utilization and expenses in employer voluntary benefits.
Premiums and contract charges increased 1.9% to $487 million in the first quarter of 2025 compared to the same period of 2024, primarily due to growth in individual health and group health, partially offset by a decline in employer voluntary benefits.
First Quarter 2025 Form 10-Q 45

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

46 www.allstate.com

Property-Liability Operations

Underwriting results
	Three months ended March 31,
($ in millions, except ratios)	2025	2024
Premiums written	$14,297	$13,183

Premiums earned	$14,027	$12,900
Other revenue	488	430
Claims and claims expense	(10,660)	(9,349)
Amortization of DAC	(1,732)	(1,608)
Other costs and expenses	(1,701)	(1,417)
Restructuring and related charges (1)	(16)	(7)
Amortization of purchased intangibles	(46)	(51)
Underwriting income	$360	$898

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$2,218	$893
Catastrophe reserve reestimates (2)	(16)	(162)
Total catastrophe losses	$2,202	$731

Non-catastrophe reserve reestimates (2)	$(235)	$11
Prior year reserve reestimates (2)	(251)	(151)

GAAP operating ratios
Loss ratio	76.0	72.4
Expense ratio (3)	21.4	20.6
Combined ratio	97.4	93.0
Effect of catastrophe losses on combined ratio	15.7	5.7
Effect of prior year reserve reestimates on combined ratio	(1.8)	(1.2)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.1)	(1.3)
Effect of restructuring and related charges on combined ratio (1)	0.1	0.1
Effect of amortization of purchased intangibles on combined ratio	0.3	0.3
Effect of Run-off Property-Liability business on combined ratio	—	—
(1)Restructuring and related charges for the first quarter of 2025 primarily relate to streamlining the organization and outsourcing certain aspects of operations. See Note 13 of the condensed consolidated financial statements for additional details.
(2)Favorable reserve reestimates are shown in parentheses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
First Quarter 2025 Form 10-Q 47

Segment Results Allstate Protection
Allstate Protection Segment

Underwriting results
	Three months ended March 31,
($ in millions)	2025	2024
Premiums written	$14,297	$13,183

Premiums earned	$14,027	$12,900
Other revenue	488	430
Claims and claims expense	(10,657)	(9,345)
Amortization of DAC	(1,732)	(1,608)
Other costs and expenses	(1,700)	(1,416)
Restructuring and related charges	(16)	(7)
Amortization of purchased intangibles	(46)	(51)
Underwriting income	$364	$903

Catastrophe losses	$2,202	$731
Underwriting income decreased 59.7% or $539 million in the first quarter of 2025 compared to the first quarter of 2024 due to higher catastrophe losses, partially offset by increased premiums earned.

Change in underwriting results from prior year period - three months ended
($ in millions)

Underwriting income (loss)
	Three months ended March 31,
($ in millions)	2025	2024
Auto	$816	$351
Homeowners	(451)	564
Other personal lines	(65)	7
Commercial lines	16	(70)
Other business lines (1)	41	48
Answer Financial	7	3
Total	$364	$903
(1)Represents commissions earned and other costs and expenses for Ivantage, non-proprietary life and annuity products and lender-placed products.

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

Premiums written
	Three months ended March 31,
($ in millions)	2025	2024
Auto	$9,848	$9,357
Homeowners	3,453	2,874
Other personal lines	729	660
Commercial lines	94	157
Other business lines	173	135
Total premiums written	$14,297	$13,183

Premiums earned
	Three months ended March 31,
($ in millions)	2025	2024
Auto	$9,347	$8,778
Homeowners	3,657	3,154
Other personal lines	741	659
Commercial lines	113	169
Other business lines	169	140
Total premiums earned	$14,027	$12,900

Reconciliation of premiums written to premiums earned
	Three months ended March 31,
($ in millions)	2025	2024
Total premiums written	$14,297	$13,183
(Increase) decrease in unearned premiums	(272)	(237)
Other	2	(46)
Total premiums earned	$14,027	$12,900

Policies in force
	As of March 31,
(In thousands)	2025	2024
Auto	25,100	25,207
Homeowners	7,549	7,364
Other personal lines	4,874	4,849
Commercial lines	189	273
Total	37,712	37,693
Auto insurance premiums written increased 5.2% or $491 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to the following factors:
•Increased Allstate brand average premiums driven by rate increases. In the three months ended March 31, 2025, rate increases of 4.3% were implemented in 32 locations, resulting in total insurance premium impact of 1.4%
•In locations not achieving acceptable returns, we expect to continue to pursue targeted rate increases. In states where we are achieving acceptable returns, we plan to implement rates that keep pace with increasing costs
•PIF decreased 0.4% or 107 thousand to 25,100 thousand as of March 31, 2025 compared to March 31, 2024
•Increased new issued applications in all channels

First Quarter 2025 Form 10-Q 49

Segment Results Allstate Protection

Auto premium measures and statistics
	Three months ended March 31,
	2025	2024	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	748	605	23.6%
Independent agency	686	555	23.6
Direct	757	510	48.4
Total new issued applications	2,191	1,670	31.2%

Allstate brand average premium	$853	$823	3.6%
Homeowners insurance premiums written increased 20.1% or $579 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to the following factors:
•Higher Allstate brand average premiums from implemented rate increases and inflation in insured home replacement costs and other aging factor adjustments, combined with policies in force growth
•In the three months ended March 31, 2025, rate increases of 5.9% were implemented in 19 locations, resulting in total estimated insurance premium impact of 1.5%, excluding the impact of changes in insured home replacement costs
•Increased new issued applications in direct and exclusive agency channels
We are not writing new homeowners business in California and Florida. We are also non-renewing certain policies in Florida. We may not be able to grow in certain states without regulatory or legislative reforms that enable customers to be provided coverage at appropriate risk adjusted returns.
National General policy growth may be negatively impacted as we improve underwriting margins to targeted levels through underwriting and rate actions.

Homeowners premium measures and statistics
	Three months ended March 31,
	2025	2024	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	232	218	6.4%
Independent agency	47	48	(2.1)
Direct	41	25	64.0
Total new issued applications	320	291	10.0%

Allstate brand average premium	$2,210	$1,912	15.6%
Other personal lines premiums written increased 10.5% or $69 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to increases in landlords and personal umbrella policies, partially offset by a decrease in auto assigned risk policies purchased from other carriers. We are not writing new condominium business in California and Florida, and we are non-renewing certain policies in Florida.
Commercial lines premiums written decreased 40.1% or $63 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to the strategic decision for the Allstate brand to stop writing new business and non-renew policies. We are committed to offering comprehensive commercial products to customers through our exclusive agency, independent agency and direct channels, with solutions offered by the National General brand, NEXT Insurance and other brokered solutions.
Other business lines premiums written increased 28.1% or $38 million in the first quarter of 2025 compared to the first quarter of 2024 due to growth in the lender-placed business.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity changes are used to describe the trends in loss costs.
50 www.allstate.com

Allstate Protection Segment Results

Combined ratios
	Loss ratio		Expense ratio (2)		Combined ratio
	2025	2024	2025	2024	2025	2024
Three months ended March 31,
Auto	69.3	75.4	22.0	20.6	91.3	96.0
Homeowners	91.8	60.3	20.5	21.8	112.3	82.1
Other personal lines (1)	91.2	85.6	17.6	13.3	108.8	98.9
Commercial lines	58.4	115.4	27.4	26.0	85.8	141.4
Other business lines	49.7	44.3	26.0	21.4	75.7	65.7

Total	76.0	72.4	21.4	20.6	97.4	93.0
Impact of amortization of purchased intangibles			0.3	0.3	0.3	0.3
Impact of restructuring and related charges			0.1	0.1	0.1	0.1
(1)Expense ratio includes other revenue of $44 million for the three months ended March 31, 2025, compared to $38 million for the three months ended March 31, 2024, for fees on auto assigned risk policies.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios
	Loss ratio		Effect of catastrophe losses (1)			Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2025	2024	2025		2024	2025	2024	2025	2024
Three months ended March 31,
Auto	69.3	75.4	2.2		1.2	(2.6)	(0.8)	(0.1)	(0.1)
Homeowners	91.8	60.3	49.9	(2)	17.6	(0.2)	(6.0)	—	(4.7)
Other personal lines	91.2	85.6	16.7		9.3	6.2	7.9	(1.0)	(0.4)
Commercial lines	58.4	115.4	2.7		0.6	(24.8)	30.2	2.7	(1.7)
Other business lines	49.7	44.3	24.3		5.0	(8.9)	3.6	—	—
Total	76.0	72.4	15.7		5.7	(1.8)	(1.2)	(0.1)	(1.3)
(1)The ten-year average effect of first-quarter catastrophe losses on the total combined ratio was 8.6 points.
(2) The ten-year average effect of first-quarter homeowner catastrophe losses on the total combined ratio was 29.3 points.
Auto loss ratio decreased 6.1 points in the first quarter of 2025, compared to the same period of 2024 driven by increased earned premiums and lower non-catastrophe losses. Estimated report year 2025 incurred claim severity for Allstate increased compared to report year 2024 for major coverages due to higher repair costs, medical consumption and attorney representation. Gross claim frequency decreased relative to the prior year. We continue to enhance our claims practices to manage loss costs by increasing resources and expanding re-inspections and accelerating resolution of bodily injury claims.
Homeowners loss ratio increased 31.5 points in the first quarter of 2025 compared to the same period of 2024 primarily due to higher catastrophe losses, partially offset by increased premiums earned.
Gross claim frequency, excluding catastrophes, decreased in the first quarter of 2025 compared to the same period of 2024. Paid claim severity, excluding catastrophes, increased in the first quarter of 2025 compared to the same period of 2024 due to an increase in freeze related claims and larger losses within the fire peril. Homeowners paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio increased 5.6 points in the first quarter of 2025, compared to the same period of 2024 primarily due to higher catastrophe losses.
Commercial lines loss ratio decreased 57.0 points in the first quarter of 2025 compared to the same period of 2024, primarily due to lower losses, partially offset by a decrease in premiums earned driven by the strategic decision to exit an unprofitable business.
Other business lines loss ratio increased 5.4 points in the first quarter of 2025, compared to the same period of 2024, primarily due to higher catastrophe losses.
Catastrophe losses increased $1.47 billion to $2.20 billion in the first quarter of 2025 compared to the first quarter of 2024 due to $1.06 billion from the California wildfires, and larger losses per event from wind/hail events in March. The catastrophe losses in the first quarter of 2025 are net of $1.13 billion of expected reinsurance recoveries. The California wildfire event includes reinsurance reinstatement premiums and estimated California FAIR Plan assessments.
We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring
First Quarter 2025 Form 10-Q 51

Segment Results Allstate Protection
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
Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes by managing coverage, number of policies in force, utilizing reinsurance and participating in various state facilities.

Catastrophe losses by the type of event
	Three months ended March 31,
($ in millions)	Number of events	2025		Number of events	2024
Wind/hail	14	$1,209		18	$726
Wildfires	2	1,066		2	9
Freeze/other events	—	—		1	158
Prior year reserve reestimates (1)		50			(162)
Prior year aggregate reinsurance recoveries		(66)			—
Current year aggregate reinsurance recoveries		(57)			—
Total catastrophe losses	16	$2,202	(2)	21	$731
(1)Includes reinsurance recoveries.
(2)Gross losses before reinsurance recoverables and reinstatement premiums were $3.33 billion.
Catastrophe reinsurance The catastrophe reinsurance program is part of our catastrophe management strategy, which is intended to provide our shareholders with an acceptable return on the risks assumed in our property business, reduce earnings variability, and provide protection to our customers. Our current catastrophe reinsurance program supports our risk and return framework which incorporates our robust economic capital model and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires. As of March 31, 2025, the modeled 1-in-100 annual aggregate probable maximum loss for hurricane, earthquake and wildfire perils is approximately $3.1 billion, net of reinsurance. We continually review our aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
We have placed coverage related to our 2025-2026 Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”), the Kentucky Earthquake Catastrophe Reinsurance Contract and the Canada Catastrophe Excess Reinsurance Contract. The Florida Excess Catastrophe Reinsurance Program and the National General Lender Services Program will be completed in the second quarter of 2025. We are continuing to evaluate complimentary coverage that provides aggregate protection and reduces earnings volatility.
Similar to our 2024 program, our 2025 program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes, earthquakes and wildfires.
The Nationwide Program provides per occurrence coverage up to $9.50 billion of loss less a $1.00 billion retention and is subject to the percentage of reinsurance placed in each of its agreements. It also provides aggregate coverage up to $500 million for catastrophe loss events in excess of a deductible of $50 million per event with $66 million of limit utilized by expected recoveries. Property business in the state of Florida is excluded from this program. Separate reinsurance agreements address the distinct needs of separately capitalized legal entities. The Nationwide Program includes reinsurance agreements with both the traditional and insurance-linked securities (“ILS”) markets as described below:
•Core traditional market multi-year and per occurrence agreements provide limits totaling $5.87 billion for catastrophe losses arising out of multiple perils and are comprised of the following:
52 www.allstate.com

Allstate Protection Segment Results
–Contracts providing combined $3.25 billion of placed limits exhausting at $4.25 billion, with one annual reinstatement.
–Three multi-year contracts providing combined $336 million of placed limits with two of the contracts providing one reinstatement of limits over each contract’s term.
–Four single-year contracts providing combined $2.28 billion of placed limits filling capacity around the multi-year and ILS placements, with two contracts providing one reinstatement of limits.
•ILS placements provide $2.70 billion of placed limits, with no reinstatement of limits, and are comprised of the following:
–Ten contracts providing occurrence coverage of $2.20 billion of placed limits, reinsuring losses in all states except Florida caused by named storms, earthquakes and fire following earthquakes, severe weather, wildfires, and other naturally occurring or man-made events determined to be a catastrophe by the Company.
–One contract providing occurrence and aggregate coverage of $175 million of placed limits, also provide that for each annual period beginning April 1, Allstate declared catastrophes to personal lines property and automobile business can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limits.
Recoveries are limited to the ultimate net loss from the reinsured event.
–Two contracts providing aggregate coverage of $325 million of placed limits, with $66 million of limit utilized by expected recoveries.
Kentucky Earthquake Excess Catastrophe Reinsurance Contract is placed in the traditional market and provides $28 million of placed limits, subject to a $2 million retention with one reinstatement of limits.
Canada Catastrophe Excess of Loss Reinsurance Contract is placed in the traditional market and provides CAD 478 million of placed limits, subject to a CAD 100 million retention, with one reinstatement of limits.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the first quarter of 2025 was $257 million, compared to $286 million in the first quarter of 2024. Catastrophe placement premiums reduce net written and earned premium with approximately 82% of the reduction related to homeowners premium.
Prior year reserve reestimates Favorable reserve reestimates, including catastrophes, were $254 million in the first quarter of 2025 primarily due to favorable reserve reestimates in personal auto lines physical damage coverages.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 9 of the condensed consolidated financial statements.

Prior year reserve reestimates
	Three months ended March 31,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2025	2024	2025	2024
Auto	$(249)	$(74)	(1.8)	(0.6)
Homeowners	(8)	(189)	(0.1)	(1.4)
Other personal lines	46	52	0.4	0.4
Commercial lines	(28)	51	(0.2)	0.4
Other business lines	(15)	5	(0.1)	—
Total Allstate Protection	$(254)	$(155)	(1.8)	(1.2)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.

First Quarter 2025 Form 10-Q 53

Segment Results Allstate Protection
Expense ratio increased 0.8 points in the first quarter of 2025, compared to the first quarter of 2024, primarily due to an increase in advertising costs, partially offset by higher earned premium growth relative to fixed costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
($ in millions, except ratios)	2025	2024	Change
Amortization of DAC	$1,732	$1,608	$124
Advertising expense	523	283	240
Other costs and expenses, net of other revenue	689	703	(14)
Amortization of purchased intangibles	46	51	(5)
Restructuring and related charges	16	7	9
Total underwriting expenses	$3,006	$2,652	$354

Premiums earned	$14,027	$12,900	$1,127

Expense ratio
Amortization of DAC	12.4	12.5	(0.1)
Advertising expense	3.7	2.2	1.5
Other costs and expenses, net of other revenue	4.9	5.5	(0.6)
Subtotal	21.0	20.2	0.8
Amortization of purchased intangibles	0.3	0.3	—
Restructuring and related charges	0.1	0.1	—
Total expense ratio	21.4	20.6	0.8
54 www.allstate.com

Run-off Property-Liability Segment Results
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended March 31,
	2025	2024
Claims and claims expense	$(3)	$(4)
Operating costs and expenses	(1)	(1)
Underwriting loss	$(4)	$(5)

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	March 31, 2025	December 31, 2024
Asbestos claims
Gross reserves	$1,098	$1,124
Reinsurance	(341)	(350)
Net reserves	757	774
Environmental claims
Gross reserves	316	320
Reinsurance	(60)	(61)
Net reserves	256	259
Other run-off claims
Gross reserves	437	439
Reinsurance	(57)	(58)
Net reserves	380	381
Total
Gross reserves	1,851	1,883
Reinsurance	(458)	(469)
Net reserves	$1,393	$1,414

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	March 31, 2025	December 31, 2024
Direct excess commercial insurance
Gross reserves	$1,056	$1,082
Reinsurance	(353)	(363)
Net reserves	703	719
Assumed reinsurance coverage
Gross reserves	575	581
Reinsurance	(53)	(54)
Net reserves	522	527
Direct primary commercial insurance
Gross reserves	132	133
Reinsurance	(51)	(51)
Net reserves	81	82
Unallocated loss adjustment expenses
Gross reserves	88	87
Reinsurance	(1)	(1)
Net reserves	87	86
Total
Gross reserves	1,851	1,883
Reinsurance	(458)	(469)
Net reserves	$1,393	$1,414
First Quarter 2025 Form 10-Q 55

Segment Results Run-off Property-Liability

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	March 31, 2025		December 31, 2024
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	58%	42%	58%	42%
Ceded (2)	61	39	62	38
Assumed reinsurance coverage
Gross reserves	36	64	34	66
Ceded	55	45	51	49
Direct primary commercial insurance
Gross reserves	54	46	54	46
Ceded	87	13	87	13
(1)Approximately 67% and 65% of gross case reserves as of March 31, 2025 and December 31, 2024, respectively, are subject to settlement agreements that define and limit our obligations.
(2)Approximately 73% and 72% of ceded case reserves as of March 31, 2025 and December 31, 2024, respectively, are subject to settlement agreements that define and limit our obligations.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended March 31,
	2025	2024
Direct excess commercial insurance
Gross (1)	$26	$16
Ceded (2)	(11)	(6)
Assumed reinsurance coverage
Gross	6	6
Ceded	—	—
Direct primary commercial insurance
Gross	1	1
Ceded	—	—
(1)In the first quarter of 2025 and 2024, 90% and 85% of payments related to settlement agreements, respectively.
(2)In the first quarter of 2025 and 2024, 93% and 89% of payments related to settlement agreements, respectively.
Total net reserves as of March 31, 2025, included $709 million or 51% of estimated IBNR reserves compared to $723 million or 51% of estimated IBNR reserves as of December 31, 2024.
Total gross payments were $33 million for the first quarter of 2025 compared to $23 million for the first quarter of 2024. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $6 million for the first quarter of 2025 compared to $11 million for the first quarter of 2024.

56 www.allstate.com

Protection Services Segment Results
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended March 31,
	2025	2024
Premiums written	$657	$627

Revenues
Premiums	$671	$612
Other revenue	128	85
Intersegment insurance premiums and service fees (1)	37	35
Net investment income	24	21

Costs and expenses
Claims and claims expense	(161)	(158)
Amortization of DAC	(318)	(289)
Operating costs and expenses	(309)	(234)
Restructuring and related charges	—	(1)

Income tax expense on operations	(17)	(17)

Less: noncontrolling interest	—	—

Adjusted net income	$55	$54

Allstate Protection Plans	$45	$40
Allstate Dealer Services	4	6
Allstate Roadside	11	11
Arity	(6)	(4)
Allstate Identity Protection	1	1
Adjusted net income	$55	$54

Policies in force
Allstate Protection Plans	161,503	148,086
Allstate Dealer Services	3,690	3,758
Allstate Roadside	867	565
Allstate Identity Protection	2,648	3,031
Policies in force as of March 31 (in thousands)	168,708	155,440
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Premiums written increased 4.8% or $30 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to higher average premiums at Dealer Services and international growth at Allstate Protection Plans, partially offset by lower sales at Allstate Roadside.
Adjusted net income increased 1.9% or $1 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to premium growth at Allstate Protection Plans, partially offset by higher expenses due to growth at Arity and higher loss costs at Dealer Services.
PIF increased 8.5% or 13 million as of March 31, 2025 compared to March 31, 2024 due to growth at Allstate Protection Plans.
Other revenue increased 50.6% or $43 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to higher lead generation revenue at Arity.
Intersegment premiums and service fees increased 5.7% or $2 million in the first quarter of 2025 compared to the first quarter of 2024, driven by higher lead generation revenue at Arity.
Claims and claims expense increased 1.9% or $3 million in the first quarter of 2025 compared to the first quarter of 2024, primarily driven by growth at Allstate Protection Plans and increased severity at Dealer Services, partially offset by lower claim severity at Allstate Roadside.
Amortization of DAC increased 10.0% or $29 million in the first quarter of 2025 compared to the first quarter of 2024, driven by growth at Allstate Protection Plans.
Operating costs and expenses increased 32.1% or $75 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to expenses related to growth at Arity and Allstate Protection Plans.
First Quarter 2025 Form 10-Q 57

Segment Results Allstate Health and Benefits
Allstate Health and Benefits Segment
On August 13, 2024, we entered into a share purchase agreement with StanCorp Financial Group, Inc. to sell American Heritage Life Insurance Company and American Heritage Service Company, comprising the Company’s employer voluntary benefits business, reported within this segment. The transaction closed on April 1, 2025, and we expect to record a gain on the sale of approximately $625 million in the second quarter of 2025.
On January 30, 2025, Allstate entered into an agreement with Nationwide Life Insurance Company to sell Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the group health business, reported within this segment. The transaction is expected to close in 2025, subject to regulatory approvals and other customary closing conditions. The transaction price for the group health business, less costs to sell, exceeds the carrying value of net assets related to this transaction, resulting in an expected gain of approximately $450 million that will be recognized at closing of the transaction.
Goodwill In conjunction with the EVB and group health business dispositions, the Company reallocated goodwill among the components of the Health and Benefits reporting unit using a relative fair value approach. An interim goodwill impairment test was performed for each of the EVB and group health disposal groups and the goodwill allocated to the retained individual health business. The interim impairment test did not result in an impairment of goodwill. The excess of fair value over carrying amount for the retained individual health business was less than 10%. As of March 31, 2025, the individual health reporting unit had goodwill of $41 million. Estimating fair value is a subjective process that involves the use of significant estimates by management. Market declines and other events impacting the fair value, including discount rates, operating results, investment returns and strategies and growth rate assumptions or increases in the level of equity required to support the business could result in goodwill impairment.

Summarized financial information
	Three months ended March 31,
($ in millions)	2025	2024
Revenues
Accident and health insurance premiums and contract charges	$487	$478
Other revenue	131	134
Net investment income	25	23

Costs and expenses
Accident, health and other policy benefits	(333)	(296)
Amortization of DAC	(37)	(42)
Operating costs and expenses	(234)	(225)
Restructuring and related charges	—	(1)

Income tax expense on operations	(9)	(15)
Adjusted net income	$30	$56

Benefit ratio (1)	66.7	60.0

Employer voluntary benefits (2)	$22	$17
Group health (3)	12	28
Individual health (4)	(4)	11
Adjusted net income	$30	$56

Policies in force
Employer voluntary benefits (2)	3,553	3,594
Group health (3)	138	146
Individual health (4)	478	453
Policies in force as of March 31 (in thousands)	4,169	4,193
(1)Benefit ratio is calculated as accident, health and other policy benefits less interest credited to contractholder funds of $8 million and $9 million for the three months ended March 31, 2025 and 2024, respectively, divided by premiums and contract charges.
(2)Employer voluntary benefits include supplemental life and health products offered through workplace enrollment.
(3)Group health includes health products and administrative services sold to employers.
(4)Individual health includes short-term medical and other health products sold directly to individuals.
Premiums and contract charges increased 1.9% or $9 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to growth in individual health and group health, partially offset by a decline in employer voluntary benefits.
58 www.allstate.com

Allstate Health and Benefits Segment Results

Premiums and contract charges
	Three months ended March 31,
($ in millions)	2025	2024
Employer voluntary benefits	$243	$248
Group health	124	118
Individual health	120	112
Premiums and contract charges	$487	$478
Adjusted net income decreased $26 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to increased benefit utilization in group health and individual health, partially offset by lower benefit utilization and expenses in employer voluntary benefits.
Other revenue decreased $3 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to lower third-party commission revenues for the individual health business.
Accident, health and other policy benefits increased 12.5% or $37 million in the first quarter of 2025 compared to the first quarter of 2024, primarily from higher benefit utilization in group health and individual health.
Accident, health and other policy benefits include changes in the reserve for future policy benefits, expected development on reported claims, and reserves for incurred but not reported claims as shown in Note 10.
Benefit ratio increased 6.7 points to 66.7 in the first quarter of 2025 compared to 60.0 in the first quarter of 2024, primarily due to higher claims experience across group health and individual health.
Amortization of DAC decreased 11.9% or $5 million in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by employer voluntary benefits. For information on changes in DAC, see Note 12 of the consolidated financial statements.

Operating costs and expenses
($ in millions)	Employer voluntary benefits	Group health	Individual health	Total
Three months ended March 31, 2025
Non-deferrable commissions	$22	$27	$31	$80
Operating costs and expenses	51	42	61	154
Total	$73	$69	$92	$234

Three months ended March 31, 2024
Non-deferrable commissions	$23	$26	$42	$91
Operating costs and expenses	51	42	41	134
Total	$74	$68	$83	$225
Operating costs and expenses increased $9 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to growth in individual health.
First Quarter 2025 Form 10-Q 59

Investments
Investments

Portfolio composition and strategy by reporting segment (1)
	March 31, 2025
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits (5)	Corporate and Other	Total
Fixed income securities (2)	$48,824	$1,879	$150	$1,140	$51,993
Equity securities (3)	3,811	261	—	393	4,465
Mortgage loans, net	770	—	—	—	770
Limited partnership interests	9,370	—	—	10	9,380
Short-term investments (4)	5,897	194	37	413	6,541
Other investments, net	901	—	—	—	901
Total	$69,573	$2,334	$187	$1,956	$74,050
Percent to total	93.9%	3.2%	0.3%	2.6%	100.0%

Market-based	$59,277	$2,334	$187	$1,689	$63,487
Performance-based	10,296	—	—	267	10,563
Total	$69,573	$2,334	$187	$1,956	$74,050
(1)    Balances reflect the elimination of related-party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $49.15 billion, $1.90 billion, $151 million, $1.14 billion and $52.34 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of March 31, 2025, was $73 million in excess of cost. These net gains were primarily concentrated in the banking and communications sectors. Equity securities include $920 million of funds with underlying investments in fixed income securities as of March 31, 2025.
(4)    Short-term investments are carried at fair value.
(5)    As of March 31, 2025, $2.07 billion of investments are classified as held for sale.
Investments totaled $74.05 billion as of March 31, 2025, increasing from $72.61 billion as of December 31, 2024, primarily due to positive operating and investment cash flows.
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

Portfolio composition by investment strategy
	March 31, 2025
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$51,857	$136	$51,993
Equity securities	3,795	670	4,465
Mortgage loans, net	770	—	770
Limited partnership interests	281	9,099	9,380
Short-term investments	6,541	—	6,541
Other investments, net	243	658	901
Total	$63,487	$10,563	$74,050
Percent to total	85.7%	14.3%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(346)	$(1)	$(347)
Short-term investments	(3)	—	(3)
Other investments	(2)	—	(2)
Total	$(351)	$(1)	$(352)
60 www.allstate.com

Investments
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	March 31, 2025	December 31, 2024
U.S. government and agencies	$10,705	$11,108
Municipal	7,474	8,842
Corporate	30,767	30,192
Foreign government	1,334	1,364
Asset-backed securities (“ABS”)	1,713	1,241
Total fixed income securities	$51,993	$52,747
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
As of March 31, 2025, 91.2% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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

First Quarter 2025 Form 10-Q 61

Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	March 31, 2025
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$10,705	$5	$—	$—	$—	$—
Municipal	7,369	(204)	103	(3)	—	—
Corporate
Public	6,049	38	14,752	(136)	552	(11)
Privately placed	1,756	(2)	3,722	(16)	2,344	(21)
Total corporate	7,805	36	18,474	(152)	2,896	(32)
Foreign government	1,334	23	—	—	—	—
ABS	1,617	(4)	23	—	27	—
Total fixed income securities	$28,830	$(144)	$18,600	$(155)	$2,923	$(32)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$10,705	$5
Municipal	—	—	2	2	7,474	(205)
Corporate
Public	87	(1)	—	—	21,440	(110)
Privately placed	1,384	(17)	121	(6)	9,327	(62)
Total corporate	1,471	(18)	121	(6)	30,767	(172)
Foreign government	—	—	—	—	1,334	23
ABS	1	—	45	6	1,713	2
Total fixed income securities	$1,472	$(18)	$168	$2	$51,993	$(347)
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
Equity securities of $4.47 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and REITs. Exchange traded and mutual funds that have fixed income securities as their underlying investments total $920 million as of March 31, 2025.
Mortgage loans of $770 million comprise loans secured by first mortgages on developed commercial real estate of $690 million and residential mortgage loans of $80 million. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.
Limited partnership interests include $7.74 billion of interests in private equity funds, $1.36 billion of interests in real estate funds and $281 million of interests in other funds as of March 31, 2025. We have commitments to invest additional amounts in limited partnership interests totaling $3.25 billion as of March 31, 2025.
Other investments include $274 million of bank loans, net and $625 million of direct investments in real estate as of March 31, 2025.
62 www.allstate.com

Investments

Unrealized net capital gains (losses)
	March 31,	December 31,
($ in millions)	2025	2024
U.S. government and agencies	$5	$(315)
Municipal	(205)	(143)
Corporate	(172)	(438)
Foreign government	23	12
ABS	2	15
Fixed income securities	(347)	(869)
Short-term investments	(3)	(2)
Derivatives	(2)	(2)
Investments classified as held for sale	(91)	(110)
Unrealized net capital gains and losses, pre-tax	$(443)	$(983)

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
March 31, 2025
Corporate
Banking	$4,434	$61	$(36)	$4,459
Basic industry	1,044	8	(18)	1,034
Capital goods	2,738	34	(52)	2,720
Communications	2,371	24	(51)	2,344
Consumer goods (cyclical and non-cyclical)	6,576	65	(126)	6,515
Energy	2,769	34	(36)	2,767
Financial services	2,191	22	(42)	2,171
Technology	2,761	25	(72)	2,714
Transportation	822	8	(13)	817
Utilities	4,876	70	(62)	4,884
Other	357	3	(18)	342
Total corporate fixed income portfolio	30,939	354	(526)	30,767
U.S. government and agencies	10,700	123	(118)	10,705
Municipal	7,679	18	(223)	7,474
Foreign government	1,311	31	(8)	1,334
ABS	1,711	10	(8)	1,713
Total fixed income securities	$52,340	$536	$(883)	$51,993

December 31, 2024
Corporate
Banking	$4,194	$38	$(63)	$4,169
Basic industry	833	6	(21)	818
Capital goods	2,706	25	(62)	2,669
Communications	2,364	16	(73)	2,307
Consumer goods (cyclical and non-cyclical)	6,674	51	(165)	6,560
Energy	2,771	32	(50)	2,753
Financial services	2,104	17	(53)	2,068
Technology	2,613	18	(94)	2,537
Transportation	815	7	(19)	803
Utilities	5,125	56	(89)	5,092
Other	431	6	(21)	416
Total corporate fixed income portfolio	30,630	272	(710)	30,192
U.S. government and agencies	11,423	15	(330)	11,108
Municipal	8,985	33	(176)	8,842
Foreign government	1,352	22	(10)	1,364
ABS	1,226	19	(4)	1,241
Total fixed income securities	$53,616	$361	$(1,230)	$52,747

First Quarter 2025 Form 10-Q 63

Investments
In general, gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Equity securities by sector
	March 31, 2025			December 31, 2024
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$140	$37	$177	$119	$41	$160
Basic industry	44	4	48	39	(2)	37
Capital goods	195	(8)	187	201	(23)	178
Consumer goods	505	(27)	478	462	(25)	437
Energy	93	8	101	88	1	89
Financial services	348	17	365	332	6	338
Funds
Equities	797	(10)	787	1,077	22	1,099
Fixed income	930	(10)	920	764	(14)	750
Other	76	(1)	75	75	(2)	73
Total funds	1,803	(21)	1,782	1,916	6	1,922
REITs	163	19	182	159	17	176
Technology	822	7	829	746	88	834
Utilities	95	5	100	92	1	93
Other (1)	184	32	216	175	24	199
Total equity securities	$4,392	$73	$4,465	$4,329	$134	$4,463
(1)Other is generally comprised of transportation and communications sectors.

Net investment income
	Three months ended March 31,
($ in millions)	2025	2024
Fixed income securities	$608	$526
Equity securities	20	15
Mortgage loans	10	9
Limited partnership interests	194	199
Short-term investments	72	67
Other investments	21	21
Investment income, before expense	925	837
Investment expense
Investee level expenses	(10)	(10)
Securities lending expense	(22)	(25)
Operating costs and expenses	(39)	(38)
Total investment expense	(71)	(73)
Net investment income	$854	$764

Property-Liability	$783	$702
Protection Services	24	21
Allstate Health and Benefits	25	23
Corporate and Other	22	18
Net investment income	$854	$764

Market-based	$719	$626
Performance-based	206	211
Investment income, before expense	$925	$837
Net investment income increased 11.8% or $90 million in the first quarter of 2025, due to higher market-based results. Market-based investment results continue to benefit from higher investment balances and portfolio repositioning into higher yielding fixed income securities.
64 www.allstate.com

Investments

Performance-based investment income
	Three months ended March 31,
($ in millions)	2025	2024
Private equity	$103	$196
Real estate	103	15
Total performance-based income before investee level expenses	$206	$211

Investee level expenses (1)	(10)	(10)
Total performance-based income	$196	$201
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income decreased 2.5% or $5 million in the first quarter of 2025 compared to the same period of 2024 primarily due to lower private equity valuation increases offset by higher real estate investment results.
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

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended March 31,
($ in millions)	2025	2024
Sales	$(137)	$(111)
Credit losses (1)	(76)	(115)
Valuation change of equity investments - appreciation (decline):
Equity securities	(117)	66
Equity fund investments in fixed income securities	5	(4)
Limited partnerships (2)	(5)	8
Total valuation of equity investments	(117)	70
Valuation change and settlements of derivatives	(19)	(8)
Net gains (losses) on investments and derivatives, pre-tax	(349)	(164)
Income tax benefit	73	36
Net gains (losses) on investments and derivatives, after-tax	$(276)	$(128)

Property-Liability (1)	$(260)	$(127)
Protection Services	(8)	(3)
Allstate Health and Benefits	(1)	1
Corporate and Other	(7)	1
Net gains (losses) on investments and derivatives, after-tax	$(276)	$(128)

Market-based (1)	$(321)	$(185)
Performance-based	(28)	21
Net gains (losses) on investments and derivatives, pre-tax	$(349)	$(164)
(1)2025 includes losses recorded for variable interests in Reciprocal Exchanges. 2024 includes losses related to the carrying value of the surplus notes issued by Reciprocal Exchanges. See Note 8 for further details.
(2)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in the first quarter of 2025 primarily related to losses on sales of fixed income securities, valuation losses on equity investments and losses recorded for variable interests in Reciprocal Exchanges.
Net losses on sales in the first quarter of 2025 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Net losses on valuation change and settlements of derivatives of $19 million in the first quarter of 2025 primarily related to losses on foreign currency contracts used to manage foreign currency risk.
First Quarter 2025 Form 10-Q 65

Investments

Net gains (losses) on performance-based investments and derivatives
	Three months ended March 31,
($ in millions)	2025	2024
Sales	$(9)	$(4)
Credit losses	(7)	(4)
Valuation change of equity investments	7	18
Valuation change and settlements of derivatives	(19)	11
Total performance-based	$(28)	$21
Net losses on performance-based investments and derivatives in the first quarter of 2025 primarily related to decreased valuation change and settlements of derivatives from losses on foreign currency contracts used to manage foreign currency risk.
66 www.allstate.com

Capital Resources and Liquidity
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	March 31, 2025	December 31, 2024
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$22,564	$22,331
Accumulated other comprehensive loss	(509)	(889)
Total Allstate shareholders’ equity	22,055	21,442
Debt (1)	8,086	8,085
Total capital resources	$30,141	$29,527
Ratio of debt to Allstate shareholders’ equity	36.7%	37.7%
Ratio of debt to capital resources	26.8	27.4
(1)Includes debt issuance costs of $55 million and $56 million as of March 31, 2025 and December 31, 2024, respectively.
Allstate shareholders’ equity increased in the first three months of 2025, primarily due to net income and lower unrealized net capital losses on investments, partially offset by dividends to shareholders. In the three months ended March 31, 2025, we paid dividends of $244 million and $29 million related to our common and preferred shares, respectively.
Debt maturities We have $600 million of debt that is scheduled to mature in December 2025.

Debt maturities for each of the next five years and thereafter (excluding issuance costs)
($ in millions)
2026	$550
2027	—
2028	—
2029	500
2030	600
Thereafter	5,891
Total long-term debt principal	$7,541
Common share repurchases On February 26, 2025, the Board of Directors authorized a new $1.50 billion common share repurchase program that must be completed by September 30, 2026. As of March 31, 2025, there was $1.40 billion remaining in the $1.50 billion common share repurchase program.
During the first three months of 2025, we repurchased 511 thousand common shares, or 0.2% of total common shares outstanding at December 31, 2024, for $104 million.
Common shareholder dividends On January 2, 2025, we paid a common shareholder dividend of $0.92. On February 26, 2025, we declared a common shareholder dividend of $1.00 payable on April 1, 2025.
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
There have been no changes to any of our ratings from A.M. Best, S&P or Moody’s since December 31, 2024.
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
Parent company capital capacity At the parent holding company level, we have deployable assets
First Quarter 2025 Form 10-Q 67

Capital Resources and Liquidity

totaling $2.99 billion as of March 31, 2025, primarily comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The proceeds from the EVB disposition will increase deployable assets at the parent holding company level. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of March 31, 2025, we held $21.77 billion of cash, U.S. government and agencies fixed income securities, public equity securities and short-term investments, which we would expect to be able to liquidate within one week.
No intercompany capital transactions from insurance companies were paid in the first three months of 2025.
Based on the greater of 2024 statutory net income or 10% of actual December 31, 2024 statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2026, is estimated to be $3.95 billion, less dividends paid during the preceding twelve months measured at that point in time. In the first three months of 2025, no dividends have been paid.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first three months of 2025, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 20.7% as of March 31, 2025. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2025.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of March 31, 2025, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that was filed on April 30, 2024 and expires in 2027. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 635 million shares of treasury stock as of March 31, 2025), preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
68 www.allstate.com

Forward-Looking Statements
This report contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, catastrophe exposure management, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update any forward-looking statements resulting from new information or future events or developments. In addition, forward-looking statements are subject to certain risks or uncertainties that could cause actual results to differ materially from those communicated in these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include risks related to:
Insurance and Financial Services (1) actual claim costs exceeding current reserves; (2) unexpected increases in claim frequency or severity; (3) catastrophes and severe weather events; (4) limitations in analytical models used for loss cost estimates; (5) price competition and changes in regulation and underwriting standards; (6) regulatory limitations on rate increases and requirements to underwrite business and participate in loss sharing arrangements; (7) market risk and declines in credit quality of our investment portfolios; (8) economic and capital market conditions affecting investments; (9) subjective determination of fair value and amount of credit losses for investments; (10) participation in indemnification programs, including state industry pools and facilities; (11) inability to mitigate the impact associated with changes in capital requirements; (12) a downgrade in financial strength ratings;
Business, Strategy and Operations (13) operations in markets that are highly competitive; (14) changing consumer preferences; (15) new or changing technologies impacting the business; (16) inability to successfully deploy new technologies; (17) Transformative Growth strategy; (18) catastrophe management strategy; (19) restrictions on our subsidiaries’ ability to pay dividends; (20) restrictions under terms of some of our securities on the ability to pay dividends or repurchase stock; (21) the availability and cost of reinsurance; (22) counterparty risk related to reinsurance; (23) acquisitions and divestitures of businesses; (24) intellectual property infringement, misappropriation and third-party claims; (25) reliance on vendors for products, services or protection of data and information; (26) inability to attract, develop and retain talent;
Macro, Regulatory and Risk Environment (27) conditions in the global economy and capital markets, including changes in U.S. trade and tariff policy, newly imposed U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, and our ability to plan for and respond to the impact of those changes; (28) restrictions on liquidity or availability of credit on acceptable terms; (29) a large-scale pandemic, the occurrence of terrorism, military actions or political and social unrest or other disruptive or destabilizing events; (30) the failure in cyber or other information security controls; (31) failure of business continuity following a disaster or other event; (32) changing climate and weather conditions; (33) evolving environmental, social and governance standards and expectations; (34) evolving privacy and data security regulations and increased focus on enforcement; (35) failure to manage risk and to timely detect and mitigate a cybersecurity event; (36) restrictive regulations and uncertainty around the interpretation and implementation of regulations in the U.S. and internationally; (37) regulatory reforms and stringent application of existing regulations; (38) losses from legal and regulatory actions; (39) changes in or the application of accounting standards and changes in tax laws; and (40) misconduct or fraudulent acts by employees, agents and third parties.
Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent annual report on Form 10-K.
First Quarter 2025 Form 10-Q 69

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures We maintain disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting During the first quarter of 2025, we completed an implementation of a new Enterprise Resource Planning (“ERP”) system for subsidiaries acquired in the National General acquisition. Along with this implementation, we have made changes to our internal controls over financial reporting to address processes impacted by the ERP system change. Other than the implementation of the new ERP for acquired National General companies, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. ERP system upgrades are planned to be implemented for our remaining subsidiaries and will result in further changes to our internal controls over financial reporting. As changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
70 www.allstate.com

Other Information Part II.
Part II. Other Information
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 14 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
January 1, 2025 - January 31, 2025
Open Market Purchases	862	$191.45	—
February 1, 2025 - February 28, 2025
Open Market Purchases	129,646	$187.24	—
March 1, 2025 - March 31, 2025
Open Market Purchases	511,794	$204.26	510,700
Total	642,302	$200.81	510,700	$1.40	billion
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
January: 862
February: 129,646
March: 1,094
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)On February 26, 2025, the Board of Directors authorized a common share repurchase program for $1.50 billion which must be completed by September 30, 2026.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer who is required to file reports under Section 16 of the Securities Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
First Quarter 2025 Form 10-Q 71

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
4
The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of it and its consolidated subsidiaries

10.1
Form of Option Award Agreement for awards granted on or after February 24, 2025, under the Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president
X
10.2
Form of Performance Stock Award Agreement for awards granted on or after February 24, 2025, under the Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president
X
10.3
Form of Restricted Stock Unit Award Agreement for awards granted on or after February 24, 2025, under the Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president
X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated April 30, 2025, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
72 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

April 30, 2025	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

First Quarter 2025 Form 10-Q 73