Form 10-Q
period 2025-06-30
ALLSTATE CORP
filed 2025-07-30
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-11840

THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Sanders Road, Northbrook, Illinois    60062
(Address of principal executive offices)    (Zip Code)
Registrant’s telephone number, including area code: (847) 402-2800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $.01 per share	ALL	New York Stock Exchange NYSE Texas
5.100% Fixed-to-Floating Rate Subordinated Debentures due 2053	ALL.PR.B	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 5.100% Noncumulative Preferred Stock, Series H	ALL PR H	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 4.750% Noncumulative Preferred Stock, Series I	ALL PR I	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 7.375% Noncumulative Preferred Stock, Series J	ALL PR J	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 14, 2025, the registrant had 263,505,334 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
June 30, 2025

Part I Financial Information	Page

Item 1. Financial Statements (unaudited) as of June 30, 2025 and December 31, 2024 and for the Three Month and Six Month Periods Ended June 30, 2025 and 2024

Condensed Consolidated Statements of Operations	1
Condensed Consolidated Statements of Comprehensive Income (Loss)	2
Condensed Consolidated Statements of Financial Position	3
Condensed Consolidated Statements of Shareholders’ Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Report of Independent Registered Public Accounting Firm	44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights	45
Property-Liability Operations	49
Segment results
Allstate Protection	51
Run-off Property-Liability	59
Protection Services	61
Allstate Health and Benefits	62
Investments	64
Capital Resources and Liquidity	71
Forward-Looking Statements	73

Item 4. Controls and Procedures	73

Part II Other Information
Item 1. Legal Proceedings	74
Item 1A. Risk Factors	74
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	74
Item 5. Other Information	74
Item 6. Exhibits	75

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues
Property and casualty insurance premiums	$15,041	$13,952	$29,739	$27,464
Accident and health insurance premiums and contract charges	235	474	722	952
Other revenue	747	679	1,509	1,348
Net investment income	754	712	1,608	1,476
Net gains (losses) on investments and derivatives	(144)	(103)	(493)	(267)
Total revenues	16,633	15,714	33,085	30,973

Costs and expenses
Property and casualty insurance claims and claims expense	10,249	10,801	21,064	20,302
Accident, health and other policy benefits	188	291	521	587
Amortization of deferred policy acquisition costs	2,076	2,001	4,163	3,940
Operating costs and expenses	2,135	2,019	4,380	3,904
Pension and other postretirement remeasurement (gains) losses	—	(9)	78	(11)
Restructuring and related charges	15	13	31	23
Amortization of purchased intangibles	57	70	116	139
Interest expense	100	98	200	195
Total costs and expenses	14,820	15,284	30,553	29,079

Gain on disposition of operations	890	—	890	—

Income from operations before income tax expense	2,703	430	3,422	1,894

Income tax expense	604	83	727	349

Net income	2,099	347	2,695	1,545

Less: Net (loss) income attributable to noncontrolling interest	(10)	16	(9)	(4)

Net income attributable to Allstate	2,109	331	2,704	1,549

Less: Preferred stock dividends	30	30	59	59

Net income applicable to common shareholders	$2,079	$301	$2,645	$1,490

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$7.86	$1.14	$9.98	$5.65
Weighted average common shares - Basic	264.6	264.1	264.9	263.8
Net income applicable to common shareholders per common share - Diluted	$7.76	$1.13	$9.85	$5.58
Weighted average common shares - Diluted	267.9	267.1	268.4	266.8
See notes to condensed consolidated financial statements.
Second Quarter 2025 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$2,099	$347	$2,695	$1,545

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	387	(119)	807	(334)
Unrealized foreign currency translation adjustments	84	(23)	39	(15)
Unamortized pension and other postretirement prior service credit	—	—	—	(1)
Discount rate for reserve for future policy benefits	(19)	(1)	(14)	24
Other comprehensive income (loss), after-tax	452	(143)	832	(326)

Comprehensive income	2,551	204	3,527	1,219
Less: Comprehensive (loss) income attributable to noncontrolling interest	(11)	16	(6)	(3)
Comprehensive income attributable to Allstate	$2,562	$188	$3,533	$1,222
See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	June 30, 2025	December 31, 2024
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $54,383 and $53,616)	$54,435	$52,747
Equity securities, at fair value (cost $2,171 and $4,329)	2,397	4,463
Mortgage loans, net	807	784
Limited partnership interests	9,194	9,255
Short-term, at fair value (amortized cost $9,642 and $4,539)	9,640	4,537
Other investments, net	964	824
Total investments	77,437	72,610
Cash	995	704
Premium installment receivables, net	11,271	10,614
Deferred policy acquisition costs	5,930	5,773
Reinsurance and indemnification recoverables, net	9,645	8,924
Accrued investment income	628	615
Deferred income taxes	117	231
Property and equipment, net	619	669
Goodwill	3,118	3,245
Other assets, net	5,419	5,140
Assets held for sale	715	3,092
Total assets	115,894	111,617
Liabilities
Reserve for property and casualty insurance claims and claims expense	44,141	41,917
Reserve for future policy benefits	304	269
Unearned premiums	28,005	26,909
Claim payments outstanding	1,655	1,567
Other liabilities and accrued expenses	9,683	9,390
Debt	8,087	8,085
Liabilities held for sale	14	2,113
Total liabilities	91,889	90,250
Commitments and Contingent Liabilities (Note 12)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 264 million and 265 million shares outstanding	9	9
Additional capital paid-in	4,084	4,029
Retained income	55,400	53,288
Treasury stock, at cost (636 million and 635 million shares)	(37,418)	(36,996)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	36	(771)
Unrealized foreign currency translation adjustments	(106)	(145)
Unamortized pension and other postretirement prior service credit	11	11
Discount rate for reserve for future policy benefits	2	16
Total accumulated other comprehensive loss	(57)	(889)
Total Allstate shareholders’ equity	24,019	21,442
Noncontrolling interest	(14)	(75)
Total equity	24,005	21,367
Total liabilities and equity	$115,894	$111,617
See notes to condensed consolidated financial statements.
Second Quarter 2025 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in	2,001	2,001	2,001	2,001

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	4,048	3,894	4,029	3,854
Equity incentive plans activity, net	36	33	55	73
Balance, end of period	4,084	3,927	4,084	3,927

Retained income
Balance, beginning of period	53,586	50,662	53,288	49,716
Net income	2,109	331	2,704	1,549
Dividends on common stock (declared per share of $1.00, $0.92, $2.00, and $1.84)	(265)	(245)	(533)	(488)
Dividends on preferred stock	(30)	(30)	(59)	(59)
Balance, end of period	55,400	50,718	55,400	50,718

Treasury stock
Balance, beginning of period	(37,080)	(37,044)	(36,996)	(37,110)
Shares acquired	(344)	—	(449)	—
Shares reissued under equity incentive plans, net	6	8	27	74
Balance, end of period	(37,418)	(37,036)	(37,418)	(37,036)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(509)	(883)	(889)	(700)
Change in unrealized net capital gains and losses	387	(119)	807	(334)
Change in unrealized foreign currency translation adjustments	84	(23)	39	(15)
Change in unamortized pension and other postretirement prior service credit	—	—	—	(1)
Change in discount rate for reserve for future policy benefits	(19)	(1)	(14)	24
Balance, end of period	(57)	(1,026)	(57)	(1,026)
Total Allstate shareholders’ equity	24,019	18,593	24,019	18,593

Noncontrolling interest
Balance, beginning of period	(3)	(159)	(75)	(140)
Change in unrealized net capital gains and losses	(1)	—	3	1
Noncontrolling (loss) income	(10)	16	(9)	(4)
Capital transactions for noncontrolling interest	—	123	67	123
Balance, end of period	(14)	(20)	(14)	(20)
Total equity	$24,005	$18,573	$24,005	$18,573
See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$2,695	$1,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	259	264
Net (gains) losses on investments and derivatives	493	267
Pension and other postretirement remeasurement (gains) losses	78	(11)
Gain on disposition of operations	(890)	—
Changes in:
Policy benefits and other insurance reserves	2,139	1,750
Unearned premiums	1,040	1,262
Deferred policy acquisition costs	(132)	(175)
Premium installment receivables, net	(625)	(745)
Reinsurance recoverables, net	(708)	76
Income taxes	(437)	91
Other operating assets and liabilities	(75)	(299)
Net cash provided by operating activities	3,837	4,025
Cash flows from investing activities
Proceeds from sales
Fixed income securities	32,392	15,463
Equity securities	4,608	1,510
Limited partnership interests	607	248
Other investments	1	120
Investment collections
Fixed income securities	355	1,002
Mortgage loans	53	10
Other investments	15	19
Investment purchases
Fixed income securities	(33,166)	(20,376)
Equity securities	(2,660)	(1,257)
Limited partnership interests	(690)	(560)
Mortgage loans	(75)	(1)
Other investments	(180)	(59)
Change in short-term and other investments, net	(5,555)	64
Purchases of property and equipment, net	(91)	(97)
Proceeds from sale of property and equipment	—	18
Proceeds from disposition of operations, net of cash transferred	1,885	—
Net cash used in investing activities	(2,501)	(3,896)
Cash flows from financing activities
Proceeds from issuance of debt	—	495
Redemption and repayment of debt	—	(350)
Contractholder fund deposits	30	67
Contractholder fund withdrawals	(15)	(16)
Dividends paid on common stock	(509)	(476)
Dividends paid on preferred stock	(59)	(59)
Treasury stock purchases	(439)	—
Shares reissued under equity incentive plans, net	26	93
Other	12	(6)
Net cash used in financing activities	(954)	(252)
Net increase (decrease) in cash	382	(123)
Cash at beginning of period	704	722
Less: Cash classified as assets held for sale at end of period	91	—
Cash at end of period	$995	$599
See notes to condensed consolidated financial statements.
Second Quarter 2025 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of June 30, 2025 and for the three and six month periods ended June 30, 2025 and 2024 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
For the Company, dilutive potential common shares consist of outstanding stock options, unvested non-participating restricted stock units and contingently issuable performance stock awards. The effect of dilutive potential common shares does not include share-based awards with an anti-dilutive effect on earnings per common share, primarily options, where exercise prices exceed the average market price of Allstate common shares during the period or for which the unrecognized compensation cost would have an anti-dilutive effect.
6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$2,099	$347	$2,695	$1,545
Less: Net (loss) income attributable to noncontrolling interest	(10)	16	(9)	(4)
Net income attributable to Allstate	2,109	331	2,704	1,549
Less: Preferred stock dividends	30	30	59	59
Net income applicable to common shareholders	$2,079	$301	$2,645	$1,490

Denominator:
Weighted average common shares outstanding	264.6	264.1	264.9	263.8
Effect of dilutive potential common shares:
Stock options	2.5	2.5	2.6	2.5
Restricted stock units (non-participating) and performance stock awards	0.8	0.5	0.9	0.5
Weighted average common and dilutive potential common shares outstanding	267.9	267.1	268.4	266.8

Earnings per common share - Basic	$7.86	$1.14	$9.98	$5.65
Earnings per common share - Diluted	$7.76	$1.13	$9.85	$5.58

Anti-dilutive share-based awards excluded from diluted earnings per common share	0.5	0.6	0.4	0.5

Note 3	Dispositions
Employer voluntary benefits (“EVB”) business disposition On April 1, 2025, the Company closed the sale of American Heritage Life Insurance Company and American Heritage Service Company, comprising the Company’s employer voluntary benefits business reported in the Allstate Health and Benefits segment for $1.9 billion in cash, net of purchase price adjustments. The Company recorded a gain on the sale of $890 million or $643 million, after-tax in the second quarter of 2025.
The EVB business generated $243 million of premiums and contract charges and $22 million of adjusted net income for the three months ended March 31, 2025.

Major classes of assets and liabilities disposed of in EVB transaction
($ in millions)	April 1, 2025	December 31, 2024
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $1,765 and $1,809)	$1,676	$1,699
Short-term, at fair value (amortized cost $64 and $85)	64	85
Other investments, net	116	122
Total investments	1,856	1,906
Cash	29	—
Deferred policy acquisitions costs	525	521
Reinsurance recoverables, net	117	111
Other assets	523	554
Total assets	$3,050	$3,092

Liabilities
Reserve for future policy benefits	$1,096	$1,085
Contractholder funds	882	890
Other liabilities and accrued expenses	124	138
Total liabilities	$2,102	$2,113
Shareholders' equity included $51 million of accumulated other comprehensive losses related to assets and liabilities disposed of on April 1, 2025.
Second Quarter 2025 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements
Group health business disposition On January 30, 2025, Allstate entered into an agreement with Nationwide Life Insurance Company to sell Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the group health business for approximately $1.25 billion in cash, reported in the Allstate Health and Benefits segment. The assets and liabilities of the business are classified as held for sale at June 30, 2025. The transaction closed on July 1,
2025, and the Company expects to record a gain on sale in the third quarter of 2025.
The group health business generated $123 million and $247 million of premiums and contract charges for the three and six months ended June 30, 2025, respectively, and adjusted net income of $9 million and $21 million for the three and six months ended June 30, 2025, respectively.

Major classes of assets and liabilities of group health business classified as held for sale
($ in millions)	June 30, 2025
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $142)	$143
Short-term, at fair value (amortized cost $177)	177
Total investments	320
Cash	91
Deferred policy acquisitions costs	1
Other assets	303
Total assets held for sale	$715

Liabilities
Other liabilities and accrued expenses	$14
Total liabilities held for sale	$14
In addition, reserves for future policy benefits of $219 million were reinsured to Nationwide Life Insurance Company with a corresponding reinsurance recoverable established on July 1, 2025.
In connection with these sales, the Company is providing transition services for 24 months from the respective dates of closing.

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
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments financial performance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Underwriting income (loss) by segment
Allstate Protection	$1,283	$(142)	$1,647	$761
Run-off Property-Liability	(3)	(3)	(7)	(8)
Total Property-Liability	1,280	(145)	1,640	753

Adjusted net income (loss) by segment, after-tax
Protection Services	60	55	115	109
Allstate Health and Benefits	4	58	34	114
Corporate and Other	(94)	(104)	(191)	(210)

Reconciling items
Allstate Protection and Run-off Property-Liability net investment income	687	643	1,470	1,345
Net gains (losses) on investments and derivatives	(144)	(103)	(493)	(267)
Pension and other postretirement remeasurement gains (losses)	—	9	(78)	11
Amortization of purchased intangibles (1)	(11)	(19)	(24)	(37)
Gain (loss) on disposition	893	1	893	5
Income tax (expense) benefit on Property-Liability and reconciling items (2)	(606)	(78)	(730)	(337)
Total reconciling items	819	453	1,038	720

Less: Net (loss) income attributable to noncontrolling interest (3)	(10)	16	(9)	(4)

Net income applicable to common shareholders	$2,079	$301	$2,645	$1,490
(1)Excludes amortization of purchased intangibles in Allstate Protection, which is already included above in underwriting income.
(2)The tax computation of the reporting segments and income tax benefit (expense) on reconciling items to net income (loss) are computed discretely based on the tax law of the jurisdictions applicable to the reporting entities.
(3)Reflects net (loss) income attributable to noncontrolling interest in Property-Liability.
Second Quarter 2025 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Property-Liability
Insurance premiums
Auto	$9,528	$9,079	$18,875	$17,857
Homeowners	3,771	3,255	7,428	6,409
Other personal lines	779	701	1,520	1,360
Commercial lines	104	158	217	327
Other business lines	164	146	333	286
Allstate Protection	14,346	13,339	28,373	26,239
Run-off Property-Liability	—	—	—	—
Total Property-Liability insurance premiums	14,346	13,339	28,373	26,239
Other revenue	504	441	992	871
Net investment income	687	643	1,470	1,345
Net gains (losses) on investments and derivatives	(190)	(103)	(519)	(265)
Total Property-Liability	15,347	14,320	30,316	28,190

Protection Services
Protection plans	531	453	1,041	892
Roadside assistance	39	34	75	81
Protection and insurance products	125	126	250	252
Intersegment premiums and service fees (1)	36	39	73	74
Other revenue	111	98	239	183
Net investment income	25	23	49	44
Net gains (losses) on investments and derivatives	1	(1)	(9)	(6)
Total Protection Services	868	772	1,718	1,520

Allstate Health and Benefits
Employer voluntary benefits	—	246	243	494
Group health	123	120	247	238
Individual health	112	108	232	220
Other revenue	109	121	240	255
Net investment income	5	25	30	48
Net gains (losses) on investments and derivatives	(1)	—	(2)	2
Total Allstate Health and Benefits	348	620	990	1,257

Corporate and Other
Other revenue	23	19	38	39
Net investment income	37	21	59	39
Net gains (losses) on investments and derivatives	46	1	37	2
Total Corporate and Other	106	41	134	80

Intersegment eliminations (1)	(36)	(39)	(73)	(74)
Consolidated revenues	$16,633	$15,714	$33,085	$30,973
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Allstate Roadside and are eliminated in the condensed consolidated financial statements.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments expense information used in measure for segment profit or loss
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Property-Liability
Claims and claims expense excluding catastrophe losses and prior year reserve reestimates (1)	$8,470	$8,593	$17,163	$17,200
Catastrophe losses	1,990	2,120	4,192	2,851
Non-catastrophe prior year reserve reestimates	(378)	(66)	(616)	(59)
Amortization of DAC	1,742	1,673	3,474	3,281
Advertising expense	442	402	965	685
Amortization of purchased intangibles	46	51	92	102
Restructuring and related charges	13	15	29	22
Other segment expenses (2)	1,242	1,134	2,419	2,267
Allstate Protection	13,567	13,922	27,718	26,349
Claims and claims expense (1)	2	2	5	6
Other segment expenses (2)	1	1	2	2
Run-off Property Liability	3	3	7	8
Total Property-Liability	13,570	13,925	27,725	26,357

Protection Services
Claims and claims expense	170	157	331	315
Amortization of DAC	328	296	646	585
Restructuring and related charges	1	—	1	1
Other segment expenses (2)	290	246	599	480
Income taxes on operations	18	19	35	36
Total	807	718	1,612	1,417

Allstate Health and Benefits
Accident, health and other policy benefits	188	291	521	587
Amortization of DAC	6	32	43	74
Restructuring and related charges	1	—	1	1
Other segment expenses (2)	149	224	383	449
Income taxes on operations	1	15	10	30
Total	345	562	958	1,141

Corporate and Other
Interest expense	100	98	200	195
Restructuring and related charges	—	(2)	—	(1)
Other segment expenses (2)	45	47	77	89
Income taxes on operations	(21)	(29)	(48)	(54)
Preferred stock dividends	30	30	59	59
Total	$154	$144	$288	$288
(1)Includes Property-Liability incurred loss adjustment expenses, net of reinsurance of $751 million and $713 million during the three months ended June 30, 2025 and 2024, respectively, and $1.49 billion and $1.41 billion during the six months ended June 30, 2025 and 2024, respectively.
(2)Includes employee-related costs, professional services, technology and other operating costs and expenses.
Second Quarter 2025 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Additional significant financial performance data
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Amortization of DAC
Property-Liability	$1,742	$1,673	$3,474	$3,281
Protection Services	328	296	646	585
Allstate Health and Benefits	6	32	43	74
Consolidated	$2,076	$2,001	$4,163	$3,940

Amortization of purchased intangibles
Property-Liability	$46	$51	$92	$102
Protection Services	9	13	18	24
Allstate Health and Benefits	2	6	6	13
Consolidated	$57	$70	$116	$139

Income tax expense (benefit)
Property-Liability	$350	$79	$498	$342
Protection Services	16	16	29	29
Allstate Health and Benefits	247	14	255	28
Corporate and Other	(9)	(26)	(55)	(50)
Consolidated	$604	$83	$727	$349
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

Reportable segments total assets, investments and deferred policy acquisition costs
($ in millions)	June 30, 2025	December 31, 2024
Assets
Property-Liability	$102,190	$96,988
Protection Services	7,673	7,540
Allstate Health and Benefits	1,442	4,362
Corporate and Other	4,589	2,727
Consolidated	$115,894	$111,617

Investments (1)
Property-Liability	$70,831	$67,671
Protection Services	2,379	2,228
Allstate Health and Benefits (2)	241	379
Corporate and Other	3,986	2,332
Consolidated	$77,437	$72,610

Deferred policy acquisition costs
Property-Liability	$2,656	$2,548
Protection Services	3,198	3,161
Allstate Health and Benefits (2)	76	64
Consolidated	$5,930	$5,773
(1)The balances reflect the elimination of related party investments between segments.
(2)As of June 30, 2025 and December 31, 2024, $320 million and $1.91 billion of investments, respectively, and $1 million and $521 million of deferred policy acquisition costs, respectively, are classified as held for sale and not included in the table above.
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition
($ in millions)	June 30, 2025	December 31, 2024
Fixed income securities, at fair value	$54,435	$52,747
Equity securities, at fair value	2,397	4,463
Mortgage loans, net	807	784
Limited partnership interests	9,194	9,255
Short-term investments, at fair value	9,640	4,537
Other investments, net	964	824
Total	$77,437	$72,610

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
June 30, 2025
U.S. government and agencies	$15,640	$86	$(14)	$15,712
Municipal	7,451	29	(194)	7,286
Corporate	27,849	470	(357)	27,962
Foreign government	1,385	18	(12)	1,391
Asset-backed securities (“ABS”)	973	14	(4)	983
Mortgage-backed securities (“MBS”)	1,085	16	—	1,101
Total fixed income securities	$54,383	$633	$(581)	$54,435

December 31, 2024
U.S. government and agencies	$11,423	$15	$(330)	$11,108
Municipal	8,985	33	(176)	8,842
Corporate	30,630	272	(710)	30,192
Foreign government	1,352	22	(10)	1,364
ABS	1,130	19	(4)	1,145
MBS	96	—	—	96
Total fixed income securities	$53,616	$361	$(1,230)	$52,747

Scheduled maturities for fixed income securities
($ in millions)	June 30, 2025		December 31, 2024
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$1,639	$1,625	$1,544	$1,531
Due after one year through five years	31,226	31,300	22,889	22,595
Due after five years through ten years	13,052	13,164	17,431	17,130
Due after ten years	6,408	6,262	10,526	10,250
	52,325	52,351	52,390	51,506
ABS and MBS	2,058	2,084	1,226	1,241
Total	$54,383	$54,435	$53,616	$52,747
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.
Second Quarter 2025 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Fixed income securities	$602	$571	$1,210	$1,097
Equity securities	17	18	37	33
Mortgage loans	9	9	19	18
Limited partnership interests	74	103	268	302
Short-term investments	97	62	169	129
Other investments	24	25	45	46
Investment income, before expense	823	788	1,748	1,625
Investment expense	(69)	(76)	(140)	(149)
Net investment income	$754	$712	$1,608	$1,476

Net gains (losses) on investments and derivatives by type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Fixed income securities	$(250)	$(96)	$(378)	$(197)
Equity securities	164	14	52	76
Mortgage loans	—	1	—	1
Limited partnership interests	13	(13)	8	(5)
Derivatives	(65)	(15)	(84)	(23)
Other investments	(6)	6	(24)	4
Other (1)	—	—	(67)	(123)
Net gains (losses) on investments and derivatives	$(144)	$(103)	$(493)	$(267)
(1)2025 is related to losses recorded for variable interests in Adirondack Insurance Exchange (“Adirondack”) and New Jersey Skylands Insurance Association (“Skylands”) (together “Reciprocal Exchanges”). 2024 is related to losses for the carrying value of the surplus notes issued by the Reciprocal Exchanges. See Note 8 for further detail.

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales	$(245)	$(90)	$(382)	$(201)
Credit losses	(4)	(16)	(80)	(131)
Valuation change of equity investments (1)	170	18	53	88
Valuation change and settlements of derivatives	(65)	(15)	(84)	(23)
Net gains (losses) on investments and derivatives	$(144)	$(103)	$(493)	$(267)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gross realized gains	$116	$33	$187	$74
Gross realized losses	(367)	(124)	(565)	(270)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Equity securities	$129	$18	$125	$78
Limited partnership interests carried at fair value	(12)	17	(29)	47
Total	$117	$35	$96	$125
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Assets
Fixed income securities:
Corporate	$1	$(5)	$—	$(1)
Total fixed income securities	1	(5)	—	(1)
Mortgage loans	—	1	—	1
Limited partnership interests	(4)	(16)	(4)	(16)
Other investments
Bank loans	(1)	2	(9)	5
Real estate	—	2	—	2
Other assets	—	—	(52)	(123)
Commitments to fund line of credit, commercial mortgage loans and bank loans	—	—	(15)	1
Total	$(4)	$(16)	$(80)	$(131)

Unrealized net capital gains and losses included in accumulated other comprehensive income (“AOCI”)
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2025		Gains	Losses
Fixed income securities	$54,435	$633	$(581)	$52
Short-term investments	9,640	—	(2)	(2)
Derivative instruments	—	—	(2)	(2)
Investments classified as held for sale				1
Unrealized net capital gains and losses, pre-tax				49
Reclassification of noncontrolling interest				—
Deferred income taxes				(13)
Unrealized net capital gains and losses, after-tax				$36

December 31, 2024
Fixed income securities	$52,747	$361	$(1,230)	$(869)
Short-term investments	4,537	—	(2)	(2)
Derivative instruments	—	—	(2)	(2)
Investments classified as held for sale				(110)
Unrealized net capital gains and losses, pre-tax				(983)
Reclassification of noncontrolling interest				3
Deferred income taxes				209
Unrealized net capital gains and losses, after-tax				$(771)

Change in unrealized net capital gains (losses)
($ in millions)	Six months ended June 30, 2025
Fixed income securities	$921
Short-term investments	—
Derivative instruments	—
Investments classified as held for sale (1)	111
Total	1,032
Reclassification of noncontrolling interest	(3)
Deferred income taxes	(222)
Change in unrealized net capital gains and losses, after-tax	$807
(1)Primarily unrealized net capital gains and losses for investments disposed of in the EVB business sale.
Mortgage loans The Company’s mortgage loans totaled $807 million and $784 million, net of credit loss allowance, as of June 30, 2025 and December 31, 2024, respectively, and are primarily commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. Residential mortgage loans totaled $112 million and $61 million as of June 30, 2025 and December 31, 2024, respectively, and are recourse to the borrower.

Second Quarter 2025 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements
Limited partnership interests

Carrying value for limited partnership interests
($ in millions)	June 30, 2025	December 31, 2024
Private equity	$7,578	$7,734
Real estate	1,405	1,236
Other (1)	211	285
Total	$9,194	$9,255
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills, fixed income securities with a contractual maturity of one year or less at time of acquisition and other short-term investments, are carried at fair value. As of June 30, 2025 and December 31, 2024, the fair value of short-term investments totaled $9.64 billion and $4.54 billion, respectively.
Other investments primarily consist of bank loans, real estate and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Real estate is carried at cost less accumulated depreciation.

Other investments by asset type
($ in millions)	June 30, 2025	December 31, 2024
Bank loans, net	$335	$201
Real estate	628	620
Other	1	3
Total	$964	$824
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
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Recoveries after write-offs are recognized when received.
Accrued interest excluded from the amortized cost of fixed income securities totaled $568 million and $574 million as of June 30, 2025 and December 31, 2024, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Beginning balance	$(18)	$(17)	$(17)	$(36)
Credit losses on securities for which credit losses not previously reported	—	(4)	(1)	(7)
Net (increases) decreases related to credit losses previously reported	1	(1)	1	3
(Increase) decrease related to sales and other	—	—	—	3
Write-offs	—	3	—	18
Ending balance	$(17)	$(19)	$(17)	$(19)

Components of credit loss allowance as of June 30
Corporate bonds			(16)	(18)
ABS			(1)	(1)
Total			$(17)	$(19)
Second Quarter 2025 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2025
Fixed income securities
U.S. government and agencies	81	$1,179	$(5)	56	$357	$(9)	$(14)
Municipal	571	3,703	(123)	697	1,176	(71)	(194)
Corporate	366	2,456	(53)	948	5,750	(304)	(357)
Foreign government	53	298	(4)	62	47	(8)	(12)
ABS	40	164	(1)	12	44	(3)	(4)
MBS	14	6	—	68	4	—	—
Total fixed income securities	1,125	$7,806	$(186)	1,843	$7,378	$(395)	$(581)
Investment grade fixed income securities	981	$7,362	$(160)	1,665	$6,524	$(350)	$(510)
Below investment grade fixed income securities	144	444	(26)	178	854	(45)	(71)
Total fixed income securities	1,125	$7,806	$(186)	1,843	$7,378	$(395)	$(581)

December 31, 2024
Fixed income securities
U.S. government and agencies	179	$8,520	$(256)	99	$801	$(74)	$(330)
Municipal	990	4,889	(67)	1,089	1,693	(109)	(176)
Corporate	943	9,178	(166)	1,237	7,877	(544)	(710)
Foreign government	42	159	(2)	73	73	(8)	(10)
ABS	15	76	—	15	51	(4)	(4)
MBS	35	2	—	70	5	—	—
Total fixed income securities	2,204	$22,824	$(491)	2,583	$10,500	$(739)	$(1,230)
Investment grade fixed income securities	2,002	$21,846	$(473)	2,367	$9,281	$(655)	$(1,128)
Below investment grade fixed income securities	202	978	(18)	216	1,219	(84)	(102)
Total fixed income securities	2,204	$22,824	$(491)	2,583	$10,500	$(739)	$(1,230)
(1)Includes fixed income securities with fair values of $10 million and $16 million and unrealized losses of $1 million and $1 million with credit loss allowances of $1 million and $3 million as of June 30, 2025 and December 31, 2024, respectively.
18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses by unrealized loss position and credit quality as of June 30, 2025
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1)	$(477)	$(60)	$(537)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (2)	(33)	(11)	(44)
Total unrealized losses	$(510)	$(71)	$(581)
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
Investment grade is defined as a security having a National Association of Insurance Commissioners (“NAIC”) designation of 1 or 2, which is comparable to a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”) or AAA, AA, A or BBB from S&P Global Ratings (“S&P”), or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.
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
As of June 30, 2025, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
Second Quarter 2025 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements
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
If the debt service coverage ratio is below 1.0 and the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees, the commercial loans may not be considered impaired.

Commercial mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	June 30, 2025							December 31, 2024
($ in millions)	2020 and prior	2021	2022	2023	2024	2025	Total	Total
1.0 - 1.25	$37	$—	$18	$25	$46	$—	$126	$137
1.26 - 1.50	56	—	24	18	—	—	98	105
Above 1.50	179	164	48	76	15	—	482	493
Amortized cost before allowance	$272	$164	$90	$119	$61	$—	$706	$735
Allowance							(11)	(12)
Amortized cost, net							$695	$723
Payments on all mortgage loans were current as of June 30, 2025 and December 31, 2024.

Rollforward of credit loss allowance for mortgage loans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Beginning balance	$(12)	$(11)	$(12)	$(11)
Net (increases) decreases related to credit losses	—	1	—	1
Write-offs	—	—	—	—
Ending balance	$(12)	$(10)	$(12)	$(10)

Components of credit loss allowance as of June 30
Commercial			$(11)	$(10)
Residential			(1)	—
Total			$(12)	$(10)
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

Bank loans amortized cost by credit rating and year of origination
	June 30, 2025							December 31, 2024
($ in millions)	2020 and prior	2021	2022	2023	2024	2025	Total	Total
NAIC 1 / A	$—	$—	$—	$—	$45	$111	$156	$45
NAIC 2 / BBB	—	—	—	—	1	41	42	6
NAIC 3 / BB	—	—	1	2	13	11	27	27
NAIC 4 / B	19	2	—	30	41	25	117	122
NAIC 5-6 / CCC and below	—	—	1	7	1	1	10	11
Amortized cost before allowance	$19	$2	$2	$39	$101	$189	$352	$211
Allowance							(17)	(10)
Amortized cost, net							$335	$201
20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning balance	$(16)	$(13)	$(10)	$(22)
Net (increases) decreases related to credit losses	(1)	2	(9)	5
Write-offs	—	—	2	6
Ending balance	$(17)	$(11)	$(17)	$(11)

Note 6	Fair Value of Assets and Liabilities
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
Second Quarter 2025 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements
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
ABS and MBS: The primary inputs to the valuation include expected cash flows, benchmark yields,
22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

collateral performance and credit spreads. Residential MBS include prepayment speeds as a primary input for valuation.
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
Investments excluded from the fair value hierarchy
Investments reported at net asset value (“NAV”)
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of June 30, 2025, the Company has commitments to invest $138 million in limited partnership interests that are reported at net asset value.
Second Quarter 2025 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	June 30, 2025
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$15,703	$9	$—		$15,712
Municipal	—	7,284	2		7,286
Corporate - public	—	18,971	35		19,006
Corporate - privately placed	—	8,847	109		8,956
Foreign government	—	1,391	—		1,391
ABS	—	944	39		983
MBS	—	1,013	88		1,101
Total fixed income securities	15,703	38,459	273		54,435
Equity securities (1)	1,611	278	358		2,247
Short-term investments	3,756	5,880	4		9,640
Other investments	—	2	1	$(2)	1
Other assets	1	—	137		138
Assets held for sale	195	125	—		320
Total recurring basis assets	21,266	44,744	773	(2)	66,781
Non-recurring basis	—	—	2		2
Total assets at fair value	$21,266	$44,744	$775	$(2)	$66,783

Investments reported at NAV					953
Total					$67,736
Liabilities
Other liabilities	$(3)	$(49)	$(1)	$38	$(15)
Total recurring basis liabilities	(3)	(49)	(1)	38	(15)
Total liabilities at fair value	$(3)	$(49)	$(1)	$38	$(15)
(1)Excludes $150 million of preferred stock measured at cost.
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	December 31, 2024
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$11,099	$9	$—		$11,108
Municipal	—	8,840	2		8,842
Corporate - public	—	21,211	22		21,233
Corporate - privately placed	—	8,849	110		8,959
Foreign government	—	1,364	—		1,364
ABS	—	1,119	26		1,145
MBS	—	8	88		96
Total fixed income securities	11,099	41,400	248		52,747
Equity securities (1)	3,600	306	407		4,313
Short-term investments	2,016	2,516	5		4,537
Other investments	—	21	1	$(19)	3
Other assets	—	—	134		134
Assets held for sale	241	1,536	7		1,784
Total recurring basis assets	16,956	45,779	802	(19)	63,518
Non-recurring basis	—	—	3		3
Total assets at fair value	$16,956	$45,779	$805	$(19)	$63,521

Investments reported at NAV					1,096
Total					$64,617
Liabilities
Other liabilities	$(1)	$(1)	$—	$1	$(1)
Total recurring basis liabilities	(1)	(1)	—	1	(1)
Total liabilities at fair value	$(1)	$(1)	$—	$1	$(1)
(1)Excludes $150 million of preferred stock measured at cost.
As of June 30, 2025 and December 31, 2024, Level 3 fair value measurements of fixed income securities totaled $273 million and $248 million, respectively, and included $85 million and $87 million, respectively, of securities valued based on third-party discounted cash flow pricing models where the inputs have not been corroborated to be market observable, $24 million and $22 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $2 million for both periods, of municipal fixed income securities that are not rated by third-party credit rating agencies.
An increase (decrease) in credit spreads for fixed income securities valued based on third-party discounted cash flow pricing models or non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
Second Quarter 2025 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2025
	Balance as of March 31, 2025	Total gains (losses) included in:		Transfers					Balance as of June 30, 2025
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$2	$—	$—	$—	$—	$—	$—	$—	$2
Corporate - public	35	—	—	—	—	—	—	—	35
Corporate - privately placed	109	—	1	—	—	—	—	(1)	109
ABS	51	—	—	—	(26)	15	—	(1)	39
MBS	88	—	—	—	—	—	—	—	88
Total fixed income securities	285	—	1	—	(26)	15	—	(2)	273
Equity securities	416	16	—	—	—	1	(75)	—	358
Short-term investments	2	—	—	—	—	2	—	—	4
Other investments	1	—	—	—	—	—	—	—	1
Other assets	134	3	—	—	—	—	—	—	137
Assets held for sale	7	—	1	—	—	—	(8)	—	—
Total recurring Level 3 assets	845	19	2	—	(26)	18	(83)	(2)	773
Liabilities
Other liabilities	(1)	—	—	—	—	—	—	—	(1)
Total recurring Level 3 liabilities	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Rollforward of Level 3 assets and liabilities held at fair value during the six month period ended June 30, 2025
	Balance as of December 31, 2024	Total gains (losses) included in:		Transfers					Balance as of June 30, 2025
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$2	$—	$—	$—	$—	$—	$—	$—	$2
Corporate - public	22	(1)	1	—	(7)	20	—	—	35
Corporate - privately placed	110	(1)	1	—	—	—	—	(1)	109
ABS	26	—	—	26	(26)	15	—	(2)	39
MBS	88	—	—	—	—	—	—	—	88
Total fixed income securities	248	(2)	2	26	(33)	35	—	(3)	273
Equity securities	407	30	—	—	—	5	(84)	—	358
Short-term investments	5	—	—	—	—	3	(4)	—	4
Other investments	1	—	—	—	—	—	—	—	1
Other assets	134	3	—	—	—	—	—	—	137
Assets held for sale	7	—	1	—	—	—	(8)	—	—
Total recurring Level 3 assets	802	31	3	26	(33)	43	(96)	(3)	773
Liabilities									—
Other liabilities	—	(1)	—	—	—	—	—	—	(1)
Total recurring Level 3 liabilities	$—	$(1)	$—	$—	$—	$—	$—	$—	$(1)
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended June 30, 2024
	Balance as of March 31, 2024	Total gains (losses) included in:		Transfers					Balance as of June 30, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$8	$—	$—	$—	$—	$—	$(1)	$—	$7
Corporate - public	23	1	(1)	—	—	11	(4)	—	30
Corporate - privately placed	54	(2)	—	—	—	—	(2)	—	50
ABS and MBS	58	—	—	—	—	14	—	(1)	71
Total fixed income securities	143	(1)	(1)	—	—	25	(7)	(1)	158
Equity securities	408	(3)	—	—	—	9	(21)	—	393
Short-term investments	21	—	—	—	—	1	(20)	(1)	1
Other investments	2	—	—	—	—	—	—	—	2
Other assets	120	1	—	—	—	—	—	—	121
Total recurring Level 3 assets	694	(3)	(1)	—	—	35	(48)	(2)	675
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—

Rollforward of Level 3 assets and liabilities held at fair value during the six month period ended June 30, 2024
	Balance as of December 31, 2023	Total gains (losses) included in:		Transfers					Balance as of June 30, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$11	$—	$—	$—	$—	$—	$(2)	$(2)	$7
Corporate - public	26	1	1	—	—	11	(9)	—	30
Corporate - privately placed	58	(6)	—	—	—	—	(2)	—	50
ABS and MBS	58	—	—	—	—	14	—	(1)	71
Total fixed income securities	153	(5)	1	—	—	25	(13)	(3)	158
Equity securities	402	6	—	—	—	9	(24)	—	393
Short-term investments	1	—	—	—	—	21	(20)	(1)	1
Other investments	2	—	—	—	—	—	—	—	2
Other assets	118	3	—	—	—	—	—	—	121
Total recurring Level 3 assets	676	4	1	—	—	55	(57)	(4)	675
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Level 3 gains (losses) included in net income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Net investment income	$—	$1	$—	$1
Net gains (losses) on investments and derivatives	16	(5)	27	—
Operating costs and expenses	3	1	3	3
There were no transfers into Level 3 during the three months ended June 30, 2025. Transfers into Level 3 during the six months ended June 30, 2025 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. There were no transfers into Level 3 during the three and six months ended June 30, 2024.
Transfers out of Level 3 during the three and six months ended June 30, 2025 included situations where a broker quote was used in the prior period and a quote with market observable inputs became available from the Company’s independent third-party valuation service provider in the current period. Any gains or losses related to the change in valuation source for individual securities were not significant. There were no transfers out of Level 3 during the three and six months ended June 30, 2024.
Second Quarter 2025 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities still held
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Assets
Fixed income securities:
Corporate - public	$—	$1	$(1)	$1
Corporate - privately placed	—	(2)	—	(6)
Total fixed income securities	—	(1)	(1)	(5)
Equity securities	15	—	29	11
Other assets	3	1	3	3
Total recurring Level 3 assets	$18	$—	$31	$9
Liabilities
Other liabilities	$—	$—	$(1)	$—
Total recurring Level 3 liabilities	—	—	(1)	—
Total included in net income	$18	$—	$30	$9

Components of net income
Net investment income	$—	$1	$—	$1
Net gains (losses) on investments and derivatives	15	(2)	27	5
Operating costs and expenses	3	1	3	3
Total included in net income	$18	$—	$30	$9

Assets
Corporate - public	$—	$(1)	$1	$1
Corporate - privately placed	1	—	1	—
Changes in unrealized net capital gains and losses reported in OCI	$1	$(1)	$2	$1

Financial instruments not carried at fair value
($ in millions)		June 30, 2025		December 31, 2024
Financial assets	Fair value level	Amortized cost, net (1)	Fair value	Amortized cost, net (1)	Fair value
Mortgage loans	Level 3	$807	$782	$784	$746
Bank loans	Level 3	335	341	201	207

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Debt	Level 2	$8,087	$7,880	$8,085	$7,740
Liability for collateral	Level 2	1,918	1,918	2,041	2,041
Liabilities held for sale	Level 3	—	—	40	40
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 7	Derivative Financial Instruments
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
28 www.allstate.com

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
As of June 30, 2025 and December 31, 2024, the Company has not designated any fair value, cash flow or net investment hedge accounting relationships. Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting. For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements, when applicable.
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

Summary of the volume and fair value positions of derivative instruments as of June 30, 2025
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	388	$—	$—	$—
Equity and index contracts
Options	Other investments	n/a	11	—	—	—
Futures	Other assets	n/a	922	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	$278	n/a	(20)	1	(21)
Contingent consideration	Other assets	250	n/a	137	137	—
Total asset derivatives		$528	1,321	$118	$139	$(21)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities and accrued expenses	$37	n/a	$(1)	$—	$(1)
Futures	Other liabilities and accrued expenses	n/a	6,115	(3)	—	(3)
Equity and index contracts
Options	Other liabilities and accrued expenses	n/a	11	—	—	—
Futures	Other liabilities and accrued expenses	n/a	102	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities and accrued expenses	245	n/a	(16)	1	(17)
Credit default contracts
Credit default swaps – buying protection	Other liabilities and accrued expenses	150	n/a	(11)	—	(11)
Total liability derivatives		432	6,228	(31)	$1	$(32)
Total derivatives		$960	7,549	$87
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
Second Quarter 2025 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2024
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	4,596	$—	$—	$—
Equity and index contracts
Futures	Other assets	n/a	437	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	$602	n/a	20	21	(1)
Contingent consideration	Other assets	250	n/a	134	134	—
Total asset derivatives		$852	5,033	$154	$155	$(1)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities and accrued expenses	n/a	12,112	$(1)	$—	$(1)
Equity and index contracts
Futures	Other liabilities and accrued expenses	n/a	662	—	—	—
Total liability derivatives		—	12,774	(1)	$—	$(1)
Total derivatives		$852	17,807	$153
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2025
Asset derivatives	$2	$(22)	$20	$—	$—	$—
Liability derivatives	(39)	22	16	(1)	—	(1)

December 31, 2024
Asset derivatives	$21	$(1)	$(18)	$2	$—	$2
Liability derivatives	(1)	1	—	—	—	—
(1)All OTC derivatives are subject to enforceable MNAs.
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2025
Interest rate contracts	$(9)	$—	$(9)
Equity and index contracts	(8)	17	9
Contingent consideration	—	3	3
Foreign currency contracts	(38)	—	(38)
Credit default contracts	(10)	—	(10)
Total	$(65)	$20	$(45)

Six months ended June 30, 2025
Interest rate contracts	$(10)	$—	$(10)
Equity and index contracts	(8)	6	(2)
Contingent consideration	—	3	3
Foreign currency contracts	(56)	—	(56)
Credit default contracts	(10)	—	(10)
Total	$(84)	$9	$(75)

Three months ended June 30, 2024
Interest rate contracts	$(14)	$—	$(14)
Equity and index contracts	(4)	—	(4)
Contingent consideration	—	1	1
Foreign currency contracts	3	—	3
Total	$(15)	$1	$(14)

Six months ended June 30, 2024
Interest rate contracts	$(21)	$—	$(21)
Equity and index contracts	(15)	14	(1)
Contingent consideration	—	3	3
Foreign currency contracts	14	—	14
Credit default contracts	(1)	—	(1)
Total	$(23)	$17	$(6)
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

OTC cash and securities collateral pledged
($ in millions)	June 30, 2025
Pledged by the Company	$36
Pledged to the Company (1)	—
(1) $36 million of collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
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
Second Quarter 2025 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	June 30, 2025				December 31, 2024
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	—	$—	$—	$—	1	$213	$10	$1
A+	—	—	—	—	3	389	10	1
Total	—	$—	$—	$—	4	$602	$20	$2
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	June 30, 2025
Pledged by the Company	$107
Received by the Company	—
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

($ in millions)	June 30, 2025	December 31, 2024
Gross liability fair value of contracts containing credit-risk-contingent features	$38	$1
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(1)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(36)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—

Note 8	Variable Interest Entities
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
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

The New Jersey Department of Banking and Insurance acknowledged the withdrawal plan filed on behalf of Skylands to withdraw from providing personal lines insurance, except dwelling fire and watercraft policies, beginning December 14, 2024. Skylands has a 100% quota share reinsurance agreement to cede all of Skylands’ business to the Company. Claims and claims expense ceded to the Company were zero and $1 million for the three and six months ended June 30, 2025, respectively, compared to $18 million and $30 million for the three and six months ended June 30, 2024, respectively.
Prior to July 1, 2024, the Company received a management fee for the services provided to the
Reciprocal Exchanges. The management fees were $11 million and $21 million for the three and six months ended June 30, 2024, respectively. Earned premiums for the Reciprocal Exchanges generated $2 million and $(1) million for the three and six months ended June 30, 2025, respectively, compared to $61 million and $122 million for the three and six months ended June 30, 2024, respectively. Total costs and expenses were $9 million and $7 million for the three and six months ended June 30, 2025, respectively, compared to $58 million and $145 million for the three and six months ended June 30, 2024, respectively.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	June 30, 2025	December 31, 2024
Assets
Fixed income securities	$3	$47
Short-term investments	93	112
Premium installment and other receivables, net	—	9
Reinsurance recoverables, net	35	76
Other assets	—	25
Total assets	131	269
Liabilities
Reserve for property and casualty insurance claims and claims expense	150	214
Unearned premiums	1	22
Other liabilities and expenses	188	235
Total liabilities	$339	$471

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
Second Quarter 2025 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements
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

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Six months ended June 30,
($ in millions)	2025	2024
Balance as of January 1	$41,917	$39,858
Less: recoverables (1)	8,602	8,396
Net balance as of January 1	33,315	31,462
Incurred claims and claims expense related to:
Current year	21,685	20,656
Prior years	(621)	(354)
Total incurred	21,064	20,302
Claims and claims expense paid related to:
Current year	(10,002)	(9,087)
Prior years	(9,521)	(9,465)
Total paid	(19,523)	(18,552)
Net balance as of June 30	34,856	33,212
Plus: recoverables	9,285	8,341
Balance as of June 30	$44,141	$41,553
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $4.19 billion and $2.85 billion in the six months ended June 30, 2025 and 2024, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	Non-catastrophe losses		Catastrophe losses (2)		Total
($ in millions)	2025	2024	2025	2024	2025	2024
Three months ended June 30,
Auto	$(415)	$(171)	$(16)	$(9)	$(431)	$(180)
Homeowners	12	(63)	18	(128)	30	(191)
Other personal lines	28	60	2	1	30	61
Commercial lines	7	109	2	(2)	9	107
Other business lines	(10)	(1)	—	—	(10)	(1)
Run-off Property-Liability	2	2	—	—	2	2
Protection Services	—	(1)	—	—	—	(1)
Total prior year reserve reestimates	$(376)	$(65)	$6	$(138)	$(370)	$(203)

Six months ended June 30,
Auto	$(653)	$(238)	$(27)	$(16)	$(680)	$(254)
Homeowners	5	(103)	17	(277)	22	(380)
Other personal lines	81	115	(5)	(2)	76	113
Commercial lines	(24)	163	5	(5)	(19)	158
Other business lines	(25)	4	—	—	(25)	4
Run-off Property-Liability	5	6	—	—	5	6
Protection Services	—	(1)	—	—	—	(1)
Total prior year reserve reestimates	$(611)	$(54)	$(10)	$(300)	$(621)	$(354)
(1)Favorable reserve reestimates are shown in parentheses.
(2)The first six months of 2025 includes $60 million of estimated recoveries related to the Nationwide Reinsurance Program aggregate cover for losses occurring between April 1, 2024 and December 31, 2024.
Second Quarter 2025 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Note 10	Reinsurance and Indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Property and casualty insurance premiums earned	$(608)	$(588)	$(1,151)	$(1,145)
Accident and health insurance premiums and contract charges	(10)	(11)	(23)	(21)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Property and casualty insurance claims and claims expense (1)	$(141)	$(284)	$(1,826)	$(516)
Accident, health and other policy benefits	(9)	(8)	(28)	(14)
(1)2025 includes ceded losses related to the Nationwide Reinsurance Program for the California wildfires and March wind/hail events.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	June 30, 2025	December 31, 2024
Property and casualty
Paid and due from reinsurers and indemnitors	$317	$285
Unpaid losses estimated (including IBNR)	9,285	8,602
Total property and casualty	$9,602	$8,887

Accident and health insurance	43	37
Total	$9,645	$8,924

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Property and casualty (1) (2)
Beginning balance	$(63)	$(64)	$(63)	$(62)
Decrease (increase) in the provision for credit losses	—	—	—	(2)
Write-offs	—	—	—	—
Ending balance	$(63)	$(64)	$(63)	$(64)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Note 11	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $15 million and $13 million during the three months ended June 30, 2025 and 2024, respectively, and $31 million and $23 million during the six months ended June 30, 2025 and 2024, respectively. Restructuring expenses during the second quarter and first six months of 2025 primarily related to streamlining the organization and outsourcing certain aspects of operations. These charges are primarily recorded in the Allstate Protection segment. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2024	$25	$2	$27
Expense incurred	26	5	31
Payments and non-cash charges	(24)	(5)	(29)
Restructuring liability as of June 30, 2025	$27	$2	$29
As of June 30, 2025, the cumulative amount incurred to date for active programs related to employee severance and relocation benefit expenses totaled $50 million.

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
California FAIR Plan Association On February 11, 2025, the FAIR Plan received regulatory approval to assess member insurers $1.00 billion. The Company’s personal lines and commercial lines average market share used for the assessment was 4.6% and 2.0%, respectively, net of credits. Members are allowed to request the state insurance commission’s approval to collect temporary supplemental fees from policyholders in the state in order to recoup amounts assessed. Insurers can request recoupment for 50% of their portion of assessments up to $1.00 billion and 100% thereafter for each residential property and commercial property insurance. The Company paid $45 million in FAIR Plan assessments in the first quarter of 2025, and has applied for recoupment of amounts paid. At June 30, 2025, we have accrued for the Company’s share of future estimated assessments based on the wildfire event that began on January 7, 2025. Several of the Company’s traditional markets per occurrence reinsurance agreements also provide for the inclusion of non-recoupable assessments as part of the definition of loss.
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
The aggregate liability balance related to all guarantees was immaterial as of June 30, 2025.
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
Second Quarter 2025 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

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
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $72 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
The Company is defending putative class actions pending in multiple states alleging that the Company underpays total loss vehicle physical damage claims on auto policies. The alleged systematic underpayments result from the following theories: (a) the third-party valuation tool used by the Company as part of a comprehensive adjustment process is allegedly flawed, biased, or contrary to applicable law; and/or (b) the Company allegedly does not pay sales tax, title fees, registration fees, and/or other specified fees that are allegedly mandatory under policy language or state legal authority. The Company is currently defending the following lawsuits: Golla v. Allstate Insurance Company (N.D. Ohio filed June 2023); Bibbs v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (N.D. Ohio filed August 2023); Katz v. Esurance Property and Casualty Insurance Company and National General Insurance Company (E.D.N.Y. filed February 2024); Jarrett-Kelly v. Direct General Insurance Agency, Inc. (Circuit Court of Pulaski Co., Ark. filed May 2024); and Schott v. Allstate Insurance Company and Allstate Property and Casualty Insurance Company (M.D. Ga. filed October 2024). No classes have been certified in any of these matters. A settlement has been reached in Bass v. Imperial Fire and Casualty Insurance Company (W.D. La. filed February 2022).
The Company is defending a class action in the U.S. District Court for the District of Arizona that alleges underpayment of uninsured/underinsured motorist claims, Dorazio v. Allstate Fire and Casualty Insurance Company, filed December 2022. The plaintiffs allege that uninsured/underinsured motorist coverages must be stacked, which is combining separate uninsured/underinsured coverage limits of multiple vehicles into one higher coverage limit, where the defendants allegedly did not include specified policy language and did not provide specified notice to policyholders. A settlement in principle has been reached in Loughran v. MIC General Insurance Corporation, a second putative class action alleging the same claims. In July 2023, the Arizona Supreme Court issued a ruling in Franklin v. CSAA General Insurance, a matter involving another insurer. The Franklin decision held, under the factual circumstances of that case, that stacking of uninsured/underinsured
Second Quarter 2025 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

motorist coverages was required because the insurer did not include specified policy language and did not issue specified notice.
The Company is currently defending its insured in a bodily injury lawsuit arising from an automobile accident, Simon v. Holguin (Pierce County Superior Court, Wash. filed September 8, 2020). On October 21, 2022, a jury returned a verdict against the insured. The Company, on behalf of its insured, appealed the verdict to the Washington Court of Appeals, Division II, which affirmed the judgment on June 16, 2025. The Company continues to defend the litigation and oppose plaintiff’s allegations.
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
The Company prevailed in a lawsuit in the U.S. District Court for the Southern District of California,
Chavez v. Allstate Northbrook Indemnity Company, filed February 2022, where plaintiffs generally alleged that Allstate’s Shelter-in-Place Payback program provided insufficient premium relief in response to the reduction in driving in California during the state’s COVID-19 stay-at-home restrictions in 2020 and 2021. Plaintiffs sought damages that included additional premium refunds and punitive damages. On June 25, 2024, the court issued an order granting plaintiffs’ motion for class certification. On June 25, 2025, the court granted summary judgment to Allstate on the merits. Plaintiffs did not appeal.
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
The Company is subject to lawsuits related to the collection and use of driving behavior data, including a civil lawsuit filed by the Texas Attorney General in Montgomery County, Texas District Court and putative class actions filed in federal court. The lawsuits allege privacy and consumer protection claims and seek actual, statutory and punitive damages, restitution, injunctive relief and attorneys’ fees.
The Company is defending a class action lawsuit in the U.S. District Court for the Central District of California, Canchola, et al v. Allstate Insurance Company, filed March 2023. Plaintiffs generally allege that Allstate owes them business expenses incurred in their operation of Allstate Exclusive Agencies under the California Labor Code because they were misclassified as independent contractors. The Company continues to defend the litigation and oppose plaintiffs’ allegations.
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 13	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Pension benefits
Service cost (1)	$26	$(7)	$51	$26
Interest cost	59	58	119	116
Expected return on plan assets	(78)	(76)	(156)	(153)
Costs and expenses	7	(25)	14	(11)
Remeasurement of projected benefit obligation	55	(68)	108	(93)
Remeasurement of plan assets	(54)	60	(31)	85
Remeasurement (gains) losses	1	(8)	77	(8)
Pension net cost (benefit)	$8	$(33)	$91	$(19)

Postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	2	3	4	5
Amortization of prior service credit	—	(1)	—	(1)
Costs and expenses	2	2	4	4
Remeasurement of benefit obligation	(1)	(1)	1	(3)
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	(1)	(1)	1	(3)
Postretirement net cost	$1	$1	$5	$1

Pension and postretirement benefits
Costs and expenses	$9	$(23)	$18	$(7)
Remeasurement (gains) losses	—	(9)	78	(11)
Total net cost (benefit)	$9	$(32)	$96	$(18)
(1)    For the second quarter and first six months of 2024, service cost includes a $38 million refund of premiums previously paid to the Pension Benefit Guaranty Corporation.
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

Pension and postretirement benefits remeasurement gains and losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Remeasurement of benefit obligation (gains) losses:
Discount rate	$5	$(57)	$64	$(98)
Other assumptions	49	(12)	45	2
Remeasurement of plan assets (gains) losses	(54)	60	(31)	85
Remeasurement (gains) losses	$—	$(9)	$78	$(11)
Remeasurement losses were zero for the second quarter of 2025, as favorable asset performance compared to expected return on plan assets was offset by changes in actuarial assumptions and the liability discount rate. Remeasurement losses of $78 million in the first six months of 2025, are primarily related to a decrease in the liability discount rate and changes in actuarial assumptions partially offset by favorable asset performance compared to expected return on plan assets.
The weighted average discount rate used to measure the pension benefit obligation decreased to 5.51% on June 30, 2025 compared to 5.54% on March 31, 2025 and 5.71% at December 31, 2024 resulting in losses for the second quarter and first six months of 2025.
Second Quarter 2025 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

For the second quarter of 2025, the actual return on plan assets was higher than the expected return due to higher public equity valuations, partially offset by lower performance-based equity valuations and lower fixed income valuations. For the first six months of 2025, the actual return on plan assets was higher than the expected return due to higher public equity valuations and higher fixed income valuations driven by lower rates, partially offset by lower performance-based equity valuations.

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $27 million and $58 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, commercial mortgages and limited partnerships for the six months ended June 30, 2025 and 2024, respectively. Non-cash investing activities include $1 million and $18 million related to right-of-use property and equipment obtained in exchange for lease obligations for the six months ended June 30, 2025 and June 30, 2024, respectively.
Non-cash financing activities include $25 million and $27 million related to the issuance of Allstate common shares for vested equity awards for the six months ended June 30, 2025 and 2024, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $54 million and $58 million for the six months ended June 30, 2025 and 2024, respectively. Non-cash operating activities include $30 million and $22 million related to right-of-use assets obtained in exchange for lease obligations for the six months ended June 30, 2025 and 2024, respectively.
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

($ in millions)	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net change in proceeds managed
Net change in fixed income securities	$(204)	$80
Net change in short-term investments	327	(190)
Operating cash flow provided (used)	$123	$(110)

Net change in liabilities
Liabilities for collateral, beginning of period	$(2,041)	$(1,891)
Liabilities for collateral, end of period	(1,918)	(2,001)
Operating cash flow (used) provided	$(123)	$110
42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 15	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended June 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$245	$(54)	$191	$(260)	$56	$(204)
Less: reclassification adjustment of realized capital gains and losses	(248)	52	(196)	(108)	23	(85)
Unrealized net capital gains and losses	493	(106)	387	(152)	33	(119)
Unrealized foreign currency translation adjustments	106	(22)	84	(29)	6	(23)
Unamortized pension and other postretirement prior service credit (1)	—	—	—	(1)	1	—
Discount rate for reserve for future policy benefits	(24)	5	(19)	(1)	—	(1)
Other comprehensive income (loss)	$575	$(123)	$452	$(183)	$40	$(143)

	Six months ended June 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$629	$(138)	$491	$(635)	$136	$(499)
Less: reclassification adjustment of realized capital gains and losses	(400)	84	(316)	(209)	44	(165)
Unrealized net capital gains and losses	1,029	(222)	807	(426)	92	(334)
Unrealized foreign currency translation adjustments	49	(10)	39	(19)	4	(15)
Unamortized pension and other postretirement prior service credit (1)	—	—	—	(2)	1	(1)
Discount rate for reserve for future policy benefits	(18)	4	(14)	31	(7)	24
Other comprehensive income (loss)	$1,060	$(228)	$832	$(416)	$90	$(326)
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

Second Quarter 2025 Form 10-Q 43

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Allstate Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2025, the related condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 30, 2025
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
Tariffs Beginning on April 2, 2025, the U.S. government announced additional tariffs on goods imported to the U.S. We regularly evaluate scenarios to understand the potential impact of tariffs on our businesses and incorporate estimates of the impact into our development of reserves for claims. The evolving and uncertain global trade environment makes it difficult to predict the full effect on our business. The following factors may impact operations at levels beyond what we are currently observing:
•Higher new and used vehicle pricing and replacement parts, increasing claims costs in Allstate Protection and Dealer Services
•Increases in building material costs, driving increases in homeowners claim costs
•Lack of availability of replacement parts from disruption in global trade broadly impacting all businesses
•Fewer auto new issued applications due to lower new and used vehicle sales
•Reduced demand in Allstate Dealer Services due to lower new vehicle sales
•Lower premiums written from reduced retail sales in Allstate Protection Plans
•Higher claims costs at Allstate Protection Plans
•Bad debt and credit allowance exposure in all businesses
•Adverse impacts on investment valuations and liquidity for market-based and performance-based investments
This is not inclusive of all potential impacts and should not be treated as such.
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
Second Quarter 2025 Form 10-Q 45

We are expanding Protection Services businesses internationally and by leveraging the Allstate brand, customer base and capabilities.
Dispositions
On April 1, 2025, we closed the sale of American Heritage Life Insurance Company and American Heritage Service Company, comprising our employer voluntary benefits (“EVB”) business, reported in the Allstate Health and Benefits segment. We recorded a gain on the sale of $890 million or $643 million, after-tax in the second quarter of 2025.
On January 30, 2025, Allstate entered into an agreement with Nationwide Life Insurance Company to sell Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the group health business, reported in the Allstate Health and Benefits segment. The assets and liabilities of the business are classified as held for sale at June 30, 2025. The transaction closed on July 1, 2025, and we expect to record a gain on sale of approximately $500 million in the third quarter of 2025.
See Note 3 of the condensed consolidated financial statements for further information on the employer voluntary benefits and group health dispositions.
Highlights

Q1	Q2

Consolidated net income applicable to common shareholders
($ in millions)

Consolidated net income applicable to common shareholders increased $1.78 billion to $2.08 billion in the second quarter of 2025 compared to the second quarter of 2024, primarily due to higher earned premium and a gain on sale of the employer voluntary benefits business. Consolidated net income applicable to common shareholders increased $1.16 billion to $2.65 billion in the first six months of 2025 compared to the same period of 2024, primarily due to higher earned premium and a gain on sale of the employer voluntary benefits business, partially offset by higher catastrophe losses.

Total revenues
($ in millions)

Total revenues increased $919 million to $16.63 billion and increased $2.11 billion to $33.09 billion in the second quarter and first six months of 2025, respectively, compared to the same periods of 2024, primarily due to higher homeowners and auto insurance policies in force and premium rate increases.

Net investment income
($ in millions)

Net investment income increased $42 million to $754 million in the second quarter of 2025 and increased $132 million to $1.61 billion in the first six months of 2025 compared to the same periods of 2024, primarily due to higher market-based investment results, partially offset by lower performance-based investment results.

Financial highlights
Investments totaled $77.44 billion as of June 30, 2025, increasing from $72.61 billion as of December 31, 2024.
Allstate shareholders’ equity was $24.02 billion as of June 30, 2025, increasing from $21.44 billion as of
December 31, 2024, primarily due to net income and unrealized net capital gains on investments in 2025 compared to losses at December 31, 2024, partially offset by dividends to shareholders.
46 www.allstate.com

Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $82.40 as of June 30, 2025, an increase of 32.6% from $62.14 as of June 30, 2024, and an increase of 13.9% from $72.35 as of December 31, 2024.
Return on average Allstate common shareholders’ equity for the twelve months ended June 30, 2025, was 29.6%, an increase of 10.3 points from 19.3% for the twelve months ended June 30, 2024. The increase was primarily due to higher net income applicable to common shareholders for the trailing twelve-month period ending June 30, 2025.
Summarized consolidated financial results

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Revenues
Property and casualty insurance premiums	$15,041	$13,952	$29,739	$27,464
Accident and health insurance premiums and contract charges	235	474	722	952
Other revenue	747	679	1,509	1,348
Net investment income	754	712	1,608	1,476
Net gains (losses) on investments and derivatives	(144)	(103)	(493)	(267)
Total revenues	16,633	15,714	33,085	30,973

Costs and expenses
Property and casualty insurance claims and claims expense	(10,249)	(10,801)	(21,064)	(20,302)
Accident, health and other policy benefits	(188)	(291)	(521)	(587)
Amortization of deferred policy acquisition costs	(2,076)	(2,001)	(4,163)	(3,940)
Operating, restructuring and interest expenses	(2,250)	(2,130)	(4,611)	(4,122)
Pension and other postretirement remeasurement gains (losses)	—	9	(78)	11
Amortization of purchased intangibles	(57)	(70)	(116)	(139)
Total costs and expenses	(14,820)	(15,284)	(30,553)	(29,079)

Gain on disposition of operations	890	—	890	—

Income from operations before income tax expense	2,703	430	3,422	1,894

Income tax expense	(604)	(83)	(727)	(349)

Net income	2,099	347	2,695	1,545

Less: Net (loss) income attributable to noncontrolling interest	(10)	16	(9)	(4)

Net income attributable to Allstate	2,109	331	2,704	1,549

Preferred stock dividends	(30)	(30)	(59)	(59)

Net income applicable to common shareholders	$2,079	$301	$2,645	$1,490
Segment highlights
Allstate Protection underwriting income was $1.28 billion in the second quarter of 2025 compared to an underwriting loss of $142 million in the second quarter of 2024, due to increased premiums earned and lower losses, partially offset by higher expenses. Underwriting income totaled $1.65 billion in the first six months of 2025 compared to underwriting income of $761 million in the first six months of 2024, due to increased premiums earned, partially offset by higher catastrophe losses and expenses.
Catastrophe losses were $1.99 billion and $4.19 billion in the second quarter and first six months of 2025, respectively, compared to $2.12 billion and $2.85 billion in the second quarter and first six months of 2024, respectively.
Premiums written increased 5.4% to $15.05 billion and increased 6.9% to $29.34 billion in the second quarter and first six months of 2025, respectively, compared to the same periods of 2024, reflecting higher homeowners and auto insurance policies in force and premium rate increases.
Protection Services adjusted net income was $60 million in the second quarter of 2025 compared to $55 million in the second quarter of 2024. Adjusted net income was $115 million the first six months of 2025 compared to $109 million in the six months of 2024. The increase in both periods was primarily due to premium growth at Allstate Protection Plans, partially offset by higher expenses at Arity.
Premiums and other revenue increased 13.4% to $806 million and increased 14.0% to $1.61 billion in the second quarter and first six months of 2025, respectively, compared to the same periods of 2024, primarily due to growth at Allstate Protection Plans.
Allstate Health and Benefits adjusted net income decreased $54 million to $4 million in the second quarter of 2025 and decreased $80 million to $34
Second Quarter 2025 Form 10-Q 47

million in the first six months of 2025 compared to the same periods of 2024. Excluding the results of the employer voluntary benefits business sold on April 1, adjusted net income decreased $26 million to $4 million in the second quarter of 2025 and decreased $57 million to $12 million in the first six months of 2025 compared to the same periods of 2024. The declines were primarily due to increased benefit utilization in group health and individual health.
Premiums and contract charges decreased 50.4% to $235 million in the second quarter of 2025 and decreased 24.2% to $722 million in the first six months of 2025 compared to the same periods of 2024. Excluding the results of the employer voluntary benefits business sold on April 1, premiums and contract charges increased 3.1% to $235 million in the second quarter of 2025 and increased 4.6% to $479 million in the first six months of 2025 compared to the same periods of 2024. The increases were due to growth in individual health and group health.
Income taxes The effective tax rate is the ratio of income tax expense (benefit) divided by income (loss) from operations before income tax expense. For the six months ended June 30, 2025, we reported an effective tax rate of 21.2% based on total income tax expense of $727 million on total income from operations before income tax expense of $3.42 billion. The effective rate for the six months ended June 30, 2025, is higher than the federal statutory rate of 21%, primarily due to non-deductible goodwill arising from the sale of the employer voluntary benefits business, offset by tax benefits derived from tax credits, tax-exempt interest income and share-based payments.
For the six months ended June 30, 2024, we reported an effective tax rate of 18.4% based on a total income tax expense of $349 million on income from operations before income tax benefit of $1.89 billion. The effective tax rate for the six months ended 2024 was lower than the federal statutory rate of 21% due to the additional tax benefit derived from tax credits, shared-based payments and tax-exempt interest income.

Reconciliation of the statutory federal income tax rate to the effective income tax rate
	Three months ended June 30,				Six months ended June 30,
($ in millions)	2025		2024		2025		2024
Income (loss) before income taxes	$2,703		$430		$3,422		$1,894

Statutory federal income tax rate on income from operations	$568	21.0%	$90	20.9%	$719	21.0%	$398	21.0%
Non-deductible goodwill (1)	52	1.9	—	—	52	1.5	—	—
State income taxes	25	0.9	14	3.3	28	0.8	19	1.0
Change in valuation allowance	3	0.1	(10)	(2.3)	2	0.1	(6)	(0.3)
Tax credits	(14)	(0.5)	(5)	(1.2)	(28)	(0.8)	(26)	(1.4)
Share-based payments	(10)	(0.4)	(2)	(0.5)	(20)	(0.6)	(14)	(0.7)
Tax-exempt income	(10)	(0.4)	(5)	(1.2)	(19)	(0.6)	(11)	(0.6)
Uncertain tax positions	(12)	(0.4)	—	—	(14)	(0.4)	—	—
Other	2	0.1	1	0.2	7	0.2	(11)	(0.6)
Effective income tax rate on income from operations	$604	22.3%	$83	19.2%	$727	21.2%	$349	18.4%
(1)The sale of the employer voluntary benefits business on April 1, 2025 resulted in the disposal of non-deductible goodwill.
On July 4, 2025, H.R. 1 was signed into law, making a number of changes to the U.S. tax code. The legislation makes many provisions permanent that were originally enacted under the 2017 Tax Cuts and Jobs Act, in addition to implementing new measures that directly affect corporate taxpayers. Key provisions include the permanent reinstatement of full and immediate expensing for domestic research and development expenditures, new limitations on the deductibility of corporate charitable contributions, and a substantial rollback of renewable energy tax credits, including transferability of certain energy-related credits, while at the same time expanding availability of tax incentives for affordable housing developments. Based on our current operations, we do not expect these changes to have a significant impact to our consolidated financial statements.
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

Second Quarter 2025 Form 10-Q 49

Property-Liability Operations

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions, except ratios)	2025	2024	2025	2024
Premiums written	$15,047	$14,279	$29,344	$27,462

Premiums earned	$14,346	$13,339	$28,373	$26,239
Other revenue	504	441	992	871
Claims and claims expense	(10,084)	(10,649)	(20,744)	(19,998)
Amortization of DAC	(1,742)	(1,673)	(3,474)	(3,281)
Other costs and expenses	(1,685)	(1,537)	(3,386)	(2,954)
Restructuring and related charges	(13)	(15)	(29)	(22)
Amortization of purchased intangibles	(46)	(51)	(92)	(102)
Underwriting income (loss)	$1,280	$(145)	$1,640	$753

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$1,984	$2,258	$4,202	$3,151
Catastrophe reserve reestimates (1)	6	(138)	(10)	(300)
Total catastrophe losses	$1,990	$2,120	$4,192	$2,851

Non-catastrophe reserve reestimates (1)	$(376)	$(64)	$(611)	$(53)
Prior year reserve reestimates (1)	(370)	(202)	(621)	(353)

GAAP operating ratios
Loss ratio	70.3	79.8	73.1	76.2
Expense ratio (2)	20.8	21.3	21.1	20.9
Combined ratio	91.1	101.1	94.2	97.1
Effect of catastrophe losses on combined ratio	13.9	15.9	14.8	10.9
Effect of prior year reserve reestimates on combined ratio	(2.6)	(1.5)	(2.2)	(1.4)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(1.0)	—	(1.1)
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.1	0.1
Effect of amortization of purchased intangibles on combined ratio	0.3	0.4	0.3	0.4
Effect of Run-off Property-Liability business on combined ratio	—	—	—	—
(1)Favorable reserve reestimates are shown in parentheses.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
50 www.allstate.com

Allstate Protection Segment Results
Allstate Protection Segment

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Premiums written	$15,047	$14,279	$29,344	$27,462

Premiums earned	$14,346	$13,339	$28,373	$26,239
Other revenue	504	441	992	871
Claims and claims expense	(10,082)	(10,647)	(20,739)	(19,992)
Amortization of DAC	(1,742)	(1,673)	(3,474)	(3,281)
Other costs and expenses	(1,684)	(1,536)	(3,384)	(2,952)
Restructuring and related charges	(13)	(15)	(29)	(22)
Amortization of purchased intangibles	(46)	(51)	(92)	(102)
Underwriting income (loss)	$1,283	$(142)	$1,647	$761

Catastrophe losses	$1,990	$2,120	$4,192	$2,851
Underwriting income was $1.28 billion in the second quarter of 2025 compared to underwriting loss of $142 million in the second quarter of 2024 due to increased premiums earned and lower losses, partially offset by higher expenses. Underwriting income increased 116% or $886 million in the first six months of 2025 compared to the first six months of 2024, due to increased premiums earned, partially offset by higher catastrophe losses and expenses.

Change in underwriting results from prior year period - three months ended
($ in millions)

Change in underwriting results from prior year period - six months ended
($ in millions)

Second Quarter 2025 Form 10-Q 51

Segment Results Allstate Protection

Underwriting income (loss)
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Auto	$1,331	$370	$2,147	$721
Homeowners	(76)	(375)	(527)	189
Other personal lines	(11)	(55)	(76)	(48)
Commercial lines	(17)	(138)	(1)	(208)
Other business lines (1)	54	52	95	100
Answer Financial	2	4	9	7
Total	$1,283	$(142)	$1,647	$761
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

Premiums written
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Auto	$9,533	$9,284	$19,381	$18,641
Homeowners	4,395	3,845	7,848	6,719
Other personal lines	865	845	1,594	1,505
Commercial lines	100	150	194	307
Other business lines	154	155	327	290
Total premiums written	$15,047	$14,279	$29,344	$27,462

Premiums earned
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Auto	$9,528	$9,079	$18,875	$17,857
Homeowners	3,771	3,255	7,428	6,409
Other personal lines	779	701	1,520	1,360
Commercial lines	104	158	217	327
Other business lines	164	146	333	286
Total premiums earned	$14,346	$13,339	$28,373	$26,239

Reconciliation of premiums written to premiums earned
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Total premiums written	$15,047	$14,279	$29,344	$27,462
(Increase) decrease in unearned premiums	(767)	(921)	(1,039)	(1,158)
Other	66	(19)	68	(65)
Total premiums earned	$14,346	$13,339	$28,373	$26,239

Policies in force
	As of June 30,
(In thousands)	2025	2024
Auto	25,243	25,124
Homeowners	7,596	7,426
Other personal lines	4,885	4,871
Commercial lines	176	256
Total	37,900	37,677
52 www.allstate.com

Allstate Protection Segment Results
Auto insurance premiums written increased 2.7% or $249 million in the second quarter of 2025 compared to the second quarter of 2024 and 4.0% or $740 million in the first six months of 2025 compared to the first six months of 2024, primarily due to the following factors:
•Increase in Allstate brand average premiums driven by rate increases that have moderated as we focus on growth and continued rollout of Affordable, Simple and Connected auto product. In the six months ended June 30, 2025 rate increases of 4.2% were implemented in 46 locations, resulting in total insurance premium impact of 1.8%
•PIF increased 0.5% or 119 thousand to 25,243 thousand as of June 30, 2025 compared to June 30, 2024
•Increased new issued applications in all channels
•In locations not achieving acceptable returns, we expect to continue to pursue targeted rate increases. In states where we are achieving acceptable returns, we plan to implement rates that keep pace with increasing costs

Auto premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	764	628	21.7%	1,512	1,233	22.6%
Independent agency	685	562	21.9	1,371	1,117	22.7
Direct	708	538	31.6	1,465	1,048	39.8
Total new issued applications	2,157	1,728	24.8%	4,348	3,398	28.0%

Allstate brand average premium	$850	$841	1.1%	$852	$832	2.4%
Homeowners insurance premiums written increased 14.3% or $550 million in the second quarter of 2025 compared to the second quarter of 2024 and increased 16.8% or $1.13 billion in the first six months of 2025 compared to the first six months of 2024, primarily due to the following factors:
•Higher Allstate brand average premiums from implemented rate increases and inflation in insured home replacement costs and other aging factor adjustments, combined with policies in force growth
•In the six months ended June 30, 2025, rate increases of 6.9% were implemented in 36 locations, resulting in total estimated insurance premium impact of 2.9%, excluding the impact of changes in insured home replacement costs
•PIF increased 2.3% or 170 thousand to 7,596 thousand as of June 30, 2025 compared to June 30, 2024, primarily in the direct and exclusive agency channels, partially offset in the independent agency channel
•Increased new issued applications in direct and exclusive agency channels
We are not writing new homeowners business in Florida. We are also non-renewing certain policies in Florida. We may not be able to grow in certain states without regulatory or legislative reforms that enable customers to be provided coverage at appropriate risk adjusted returns.
As we improve underwriting margins to targeted levels through underwriting and rate actions, policy growth in the independent agency channel may be negatively impacted.

Homeowners premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	251	241	4.1%	483	459	5.2%
Independent agency	48	61	(21.3)	95	109	(12.8)
Direct	54	32	68.8	95	57	66.7
Total new issued applications	353	334	5.7%	673	625	7.7%

Allstate brand average premium	$2,267	$1,993	13.7%	$2,241	$1,957	14.5%
Other personal lines premiums written increased 2.4% or $20 million in the second quarter of 2025 compared to the second quarter of 2024 and increased 5.9% or $89 million in the first six months of 2025 compared to the first six months of 2024, primarily due to increases in landlords and personal umbrella policies, partially offset by a decrease in auto assigned risk policies purchased from other carriers. We are not writing new condominium business in Florida, and we are non-renewing certain policies in Florida.
Second Quarter 2025 Form 10-Q 53

Segment Results Allstate Protection
Commercial lines premiums written decreased 33.3% or $50 million in the second quarter of 2025 compared to the second quarter of 2024 and decreased 36.8% or $113 million in the first six months of 2025 compared to the first six months of 2024, primarily due to the strategic decision for the Allstate brand to stop writing new business and non-renew policies. We are committed to offering comprehensive commercial products to customers through our exclusive agency, independent agency and direct channels, with solutions offered by the National General brand, NEXT Insurance and other brokered solutions.
Other business lines premiums written decreased 0.6% or $1 million in the second quarter of 2025 compared to the second quarter of 2024. Other business lines premiums written increased 12.8% or $37 million in the first six months of 2025 compared to the first six months of 2024, due to growth in the lender-placed business.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity changes are used to describe the trends in loss costs.

Combined ratios
	Loss ratio		Expense ratio (2)		Combined ratio
	2025	2024	2025	2024	2025	2024
Three months ended June 30,
Auto	65.0	74.2	21.0	21.7	86.0	95.9
Homeowners	81.2	90.3	20.8	21.2	102.0	111.5
Other personal lines (1)	86.1	92.0	15.3	15.8	101.4	107.8
Commercial lines	84.6	158.8	31.7	28.5	116.3	187.3
Other business lines	38.4	49.3	28.7	15.1	67.1	64.4

Total	70.3	79.8	20.8	21.3	91.1	101.1
Impact of amortization of purchased intangibles			0.3	0.4	0.3	0.4
Impact of restructuring and related charges			0.1	0.1	0.1	0.1

Six months ended June 30,
Auto	67.1	74.8	21.5	21.2	88.6	96.0
Homeowners	86.4	75.6	20.7	21.5	107.1	97.1
Other personal lines (1)	88.6	88.9	16.4	14.6	105.0	103.5
Commercial lines	71.0	136.4	29.5	27.2	100.5	163.6
Other business lines	44.2	46.8	27.3	18.2	71.5	65.0

Total	73.1	76.2	21.1	20.9	94.2	97.1
Impact of amortization of purchased intangibles			0.3	0.4	0.3	0.4
Impact of restructuring and related charges			0.1	0.1	0.1	0.1
(1)Expense ratio includes other revenue of $47 million and $91 million for the three and six months ended June 30, 2025, respectively, compared to $26 million and $64 million for the three and six months ended June 30, 2024, respectively, for fees on auto assigned risk policies.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
54 www.allstate.com

Allstate Protection Segment Results

Loss ratios
	Loss ratio		Effect of catastrophe losses (1) (2)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2025	2024	2025	2024	2025	2024	2025	2024
Three months ended June 30,
Auto	65.0	74.2	2.2	3.9	(4.5)	(2.0)	(0.2)	(0.1)
Homeowners	81.2	90.3	42.8	49.6	0.8	(5.8)	0.5	(3.9)
Other personal lines	86.1	92.0	19.3	17.3	3.9	8.7	0.3	0.2
Commercial lines	84.6	158.8	1.9	3.2	8.6	67.7	1.9	(1.2)
Other business lines	38.4	49.3	7.3	15.1	(6.1)	(0.7)	—	—
Total	70.3	79.8	13.9	15.9	(2.6)	(1.5)	—	(1.0)

Six months ended June 30,
Auto	67.1	74.8	2.2	2.6	(3.6)	(1.4)	(0.2)	(0.1)
Homeowners	86.4	75.6	46.3	33.9	0.3	(5.9)	0.3	(4.3)
Other personal lines	88.6	88.9	18.0	13.4	5.0	8.3	(0.3)	(0.1)
Commercial lines	71.0	136.4	2.3	1.8	(8.7)	48.3	2.3	(1.6)
Other business lines	44.2	46.8	15.9	10.1	(7.5)	1.4	—	—
Total	73.1	76.2	14.8	10.9	(2.2)	(1.4)	—	(1.1)
(1)The ten-year average effect of total catastrophe losses on the total combined ratio was 13.8 points and 11.2 points in the second quarter and first six months of 2025, respectively.
(2) The ten-year average effect of homeowners catastrophe losses on the total homeowners combined ratio was 44.8 points and 37.1 points in the second quarter and first six months of 2025, respectively.
Auto loss ratio decreased 9.2 points and decreased 7.7 points in the second quarter and first six months of 2025, respectively, compared to the same periods of 2024 driven by increased earned premiums, lower claim frequency and higher favorable non-catastrophe reserve reestimates. Estimated report year 2025 incurred claim severity for Allstate brand increased compared to report year 2024 for major coverages due to higher repair costs, mix of total loss frequency, medical consumption and attorney representation. Gross claim frequency decreased relative to the prior year. We continue to enhance our claims practices to manage loss costs by increasing resources and expanding re-inspections and accelerating resolution of bodily injury claims.
Homeowners loss ratio decreased 9.1 points in the second quarter of 2025 compared to the second quarter of 2024, primarily due to increased premiums earned. Homeowners loss ratio increased 10.8 points in the first six months of 2025 compared to the first six months of 2024, primarily due to higher catastrophe losses, partially offset by increased premiums earned.
Gross claim frequency, excluding catastrophes, decreased in the second quarter and first six months of 2025 compared to the same periods of 2024. Paid claim severity, excluding catastrophes, increased in the second quarter and first six months of 2025 compared to the same periods of 2024 due to a mix of fire and wind/hail perils. Homeowners paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio decreased 5.9 points and decreased 0.3 points in the second quarter and first six months of 2025, respectively, compared to the same periods of 2024 primarily due to increased premiums earned, partially offset by higher catastrophe losses.
Commercial lines loss ratio decreased 74.2 points and 65.4 points in the second quarter and first six months of 2025, respectively, compared to the same periods of 2024, primarily due to lower losses, partially offset by a decrease in premiums earned driven by the strategic decision to exit an unprofitable business.
Other business lines loss ratio decreased 10.9 points in the second quarter of 2025 compared to the second quarter of 2024, primarily due to lower losses and increased premiums earned. Other business lines loss ratio decreased 2.6 points in the first six months of 2025 compared to the first six months of 2024, primarily due to higher favorable non-catastrophe reserve reestimates and increased premiums earned, partially offset by higher catastrophe losses.
Catastrophe losses decreased $130 million to $1.99 billion in the second quarter of 2025 compared to the second quarter of 2024. Catastrophe losses increased $1.34 billion to $4.19 billion in the first six months of 2025 compared to the first six months of 2024, primarily due to the California wildfires and larger losses per event from wind/hail events.
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
Second Quarter 2025 Form 10-Q 55

Segment Results Allstate Protection
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

Catastrophe losses by the type of event
	Three months ended June 30,				Six months ended June 30,
($ in millions)	Number of events	2025	Number of events	2024	Number of events	2025		Number of events	2024
Tornadoes	—	$—	1	$53	—	$—		1	$53
Wind/hail	36	2,026	41	2,146	50	3,162		59	2,908
Wildfires	1	2	1	20	3	1,088		3	29
Freeze/other events	—	—	—	—	—	—		1	161
Prior year reserve reestimates (1)		(1)		(138)		50			(300)
Prior year aggregate reinsurance recoveries		7		—		(60)			—
Current year aggregate reinsurance recoveries		8		—		(48)			—
Prior quarter reserve reestimates		(52)		39		—			—
Total catastrophe losses	37	$1,990	43	$2,120	53	$4,192	(2)	64	$2,851
(1)Includes reinsurance recoveries.
(2)Gross losses before reinsurance recoverables and reinstatement premiums were $5.22 billion.
Catastrophe reinsurance The catastrophe reinsurance program is part of our catastrophe management strategy, which is intended to provide shareholders with long-term returns on the risks assumed in our property business, reduce earnings volatility, and provide protection to our customers. The current catastrophe reinsurance program supports our risk and return framework which incorporates robust economic capital modeling and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires. As of June 30, 2025, the modeled 1-in-100 annual aggregate probable maximum loss for hurricane, earthquake and wildfire perils is approximately $3.0 billion, net of reinsurance. We continually review our aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
During the second quarter of 2025, we placed one single-year term contract as part of our 2025-2026 Nationwide Excess Catastrophe Reinsurance Program, added a U.S. Homeowners Aggregate contract, and completed the placement of our 2025-2026 Florida
Excess Catastrophe Reinsurance Program (“Florida Program”), the National General Lender Services Standalone Program and the National General Flood Excess of Loss Reinsurance Contract.
2025-2026 Nationwide Excess Catastrophe Reinsurance Program updates include one single-year term contract providing $217 million of placed limit in excess of a $4.25 billion retention on a per occurrence basis.
U.S. Homeowners Aggregate A seven-month duration aggregate contract was placed with a risk period of June 1, 2025 to December 31, 2025. This contract provides $325 million of placed limit in excess of a $3.50 billion retention for US Homeowners catastrophe events, including the state of Florida.
Florida Program Our 2025 Florida Program provides coverage for property policies of Castle Key Insurance Company and certain affiliate companies for Florida catastrophe events up to $1.10 billion of loss less a $30 million retention. This includes coverage for events up to $951 million of loss less a $30 million
56 www.allstate.com

Allstate Protection Segment Results
retention on a first event occurrence, in addition to the Florida Hurricane Catastrophe Fund (“FHCF”) which provides a combined placed limit of $153 million.
The Florida Program includes reinsurance agreements placed in the traditional market, FHCF and the insurance-linked securities (“ILS”) market as follows:
•For qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes, the Florida Program has three mandatory FHCF inuring contracts providing $170 million of limits, 90% placed.
•Traditional market placements comprise reinsurance limits for losses to personal lines property in Florida arising out of multiple perils including those not covered by the FHCF contracts. One contract provides combined $405 million of placed limit with one automatic reinstatement of limits with premium due, while a separate contract provides coverage to partially offset these reinstatement premiums. An additional contract provides $66 million of reinsurance limit for a second event.
•ILS placements provide $516 million of placed limits for qualifying losses to personal lines property in Florida caused by a named storm event, a severe weather event, an earthquake event, a fire event, a volcanic eruption event, or a meteorite impact event.
National General Lender Services Standalone Program is placed in the traditional market and provides $410 million of placed limits, subject to a $90 million retention, with one automatic reinstatement of limits. Inuring contracts include the National General FHCF contract providing $130 million of limits in excess of a $73 million retention, 90% placed.
National General Flood Excess of Loss Reinsurance Contract provides $50 million of placed limits, subject to a $20 million retention, with one automatic reinstatement of limits.
For a complete summary of the 2025 reinsurance placement, please read this in conjunction with the discussion and analysis in Part I. Item 2. Management’s Discussion and Analysis - Allstate Protection Segment Results, Catastrophe Reinsurance of The Allstate Corporation Form 10-Q for the quarterly period ended March 31, 2025.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the second quarter and first six months of 2025 was $305 million and $562 million, respectively, compared to $296 million and $582 million in the second quarter and first six months of 2024. Catastrophe placement premiums reduce net written and earned premium with approximately 82% of the reduction related to homeowners premium.
Prior year reserve reestimates Favorable reserve reestimates, including catastrophes, were $372 million and $626 million in the second quarter and first six months of 2025, respectively, primarily due to favorable reserve reestimates in personal auto lines.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 9 of the condensed consolidated financial statements.

Prior year reserve reestimates
	Three months ended June 30,				Six months ended June 30,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)		Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2025	2024	2025	2024	2025	2024	2025	2024
Auto	$(431)	$(180)	(3.0)	(1.3)	$(680)	$(254)	(2.4)	(1.0)
Homeowners	30	(191)	0.2	(1.4)	22	(380)	0.1	(1.4)
Other personal lines	30	61	0.2	0.4	76	113	0.3	0.4
Commercial lines	9	107	0.1	0.8	(19)	158	(0.1)	0.6
Other business lines	(10)	(1)	(0.1)	—	(25)	4	(0.1)	—
Total Allstate Protection	$(372)	$(204)	(2.6)	(1.5)	$(626)	$(359)	(2.2)	(1.4)
(1)Favorable reserve reestimates are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.
Second Quarter 2025 Form 10-Q 57

Segment Results Allstate Protection
Expense ratio decreased 0.5 points in the second quarter of 2025 compared to the second quarter of 2024, primarily due to higher earned premium growth relative to costs. Expense ratio increased 0.2 points in the first six months of 2025 compared to the first six months of 2024, primarily due to an increase in advertising costs, partially offset by higher earned premium growth relative to costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,			Six months ended June 30,
($ in millions, except ratios)	2025	2024	Change	2025	2024	Change
Amortization of DAC	$1,742	$1,673	$69	$3,474	$3,281	$193
Advertising expense	442	402	40	965	685	280
Other costs and expenses, net of other revenue	738	693	45	1,427	1,396	31
Amortization of purchased intangibles	46	51	(5)	92	102	(10)
Restructuring and related charges	13	15	(2)	29	22	7
Total underwriting expenses	$2,981	$2,834	$147	$5,987	$5,486	$501

Premiums earned	$14,346	$13,339	$1,007	$28,373	$26,239	$2,134

Expense ratio
Amortization of DAC	12.1	12.6	(0.5)	12.2	12.5	(0.3)
Advertising expense	3.1	3.0	0.1	3.4	2.6	0.8
Other costs and expenses, net of other revenue	5.2	5.2	—	5.1	5.3	(0.2)
Subtotal	20.4	20.8	(0.4)	20.7	20.4	0.3
Amortization of purchased intangibles	0.3	0.4	(0.1)	0.3	0.4	(0.1)
Restructuring and related charges	0.1	0.1	—	0.1	0.1	—
Total expense ratio	20.8	21.3	(0.5)	21.1	20.9	0.2
58 www.allstate.com

Run-off Property-Liability Segment Results
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Claims and claims expense	$(2)	$(2)	$(5)	$(6)
Operating costs and expenses	(1)	(1)	(2)	(2)
Underwriting loss	$(3)	$(3)	$(7)	$(8)

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	June 30, 2025	December 31, 2024
Asbestos claims
Gross reserves	$1,070	$1,124
Reinsurance	(332)	(350)
Net reserves	738	774
Environmental claims
Gross reserves	303	320
Reinsurance	(58)	(61)
Net reserves	245	259
Other run-off claims
Gross reserves	407	439
Reinsurance	(30)	(58)
Net reserves	377	381
Total
Gross reserves	1,780	1,883
Reinsurance	(420)	(469)
Net reserves	$1,360	$1,414

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	June 30, 2025	December 31, 2024
Direct excess commercial insurance
Gross reserves	$1,021	$1,082
Reinsurance	(342)	(363)
Net reserves	679	719
Assumed reinsurance coverage
Gross reserves	566	581
Reinsurance	(52)	(54)
Net reserves	514	527
Direct primary commercial insurance
Gross reserves	106	133
Reinsurance	(25)	(51)
Net reserves	81	82
Unallocated loss adjustment expenses
Gross reserves	87	87
Reinsurance	(1)	(1)
Net reserves	86	86
Total
Gross reserves	1,780	1,883
Reinsurance	(420)	(469)
Net reserves	$1,360	$1,414
Second Quarter 2025 Form 10-Q 59

Segment Results Run-off Property-Liability

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	June 30, 2025		December 31, 2024
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	63%	37%	58%	42%
Ceded (2)	70	30	62	38
Assumed reinsurance coverage
Gross reserves	36	64	34	66
Ceded	54	46	51	49
Direct primary commercial insurance
Gross reserves	37	63	54	46
Ceded	74	26	87	13
(1)Approximately 66% and 65% of gross case reserves as of June 30, 2025 and December 31, 2024, respectively, are subject to settlement agreements that define and limit our obligations.
(2)Approximately 73% and 72% of ceded case reserves as of June 30, 2025 and December 31, 2024, respectively, are subject to settlement agreements that define and limit our obligations.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Direct excess commercial insurance
Gross (1)	$34	$16	$60	$32
Ceded (2)	(10)	(7)	(21)	(13)
Assumed reinsurance coverage
Gross	10	21	16	27
Ceded	(1)	(2)	(1)	(2)
Direct primary commercial insurance
Gross	1	2	2	3
Ceded	(1)	(1)	(1)	(1)
(1)In the second quarter and first six months of 2025, 93% and 91% of payments related to settlement agreements, respectively, compared to 87% and 86% in the second quarter and first six months of 2024, respectively.
(2)In the second quarter and first six months of 2025, 94% and 93% of payments related to settlement agreements, respectively, compared to 96% and 93% in the second quarter and first six months of 2024, respectively.
Total net reserves as of June 30, 2025, included $666 million or 49% of estimated IBNR reserves compared to $723 million or 51% of estimated IBNR reserves as of December 31, 2024.
Total gross payments were $45 million and $78 million for the second quarter and first six months of 2025, respectively, compared to $39 million and $62 million for the second quarter and first six months of 2024, respectively. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $10 million and $16 million for the second quarter and first six months of 2025, respectively, compared to $15 million and $26 million for the second quarter and first six months of 2024, respectively.

60 www.allstate.com

Protection Services Segment Results
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Premiums written	$733	$676	$1,390	$1,303

Revenues
Premiums	$695	$613	$1,366	$1,225
Other revenue	111	98	239	183
Intersegment insurance premiums and service fees (1)	36	39	73	74
Net investment income	25	23	49	44

Costs and expenses
Claims and claims expense	(170)	(157)	(331)	(315)
Amortization of DAC	(328)	(296)	(646)	(585)
Operating costs and expenses	(290)	(246)	(599)	(480)
Restructuring and related charges	(1)	—	(1)	(1)

Income tax expense on operations	(18)	(19)	(35)	(36)

Adjusted net income	$60	$55	$115	$109

Allstate Protection Plans	$51	$41	$96	$81
Allstate Dealer Services	4	6	8	12
Allstate Roadside	11	8	22	19
Arity	(8)	(2)	(14)	(6)
Allstate Identity Protection	2	2	3	3
Adjusted net income	$60	$55	$115	$109

Policies in force
Allstate Protection Plans			162,315	151,172
Allstate Dealer Services			3,697	3,733
Allstate Roadside			988	604
Allstate Identity Protection			2,669	2,510
Policies in force as of June 30 (in thousands)			169,669	158,019
(1)Primarily related to Arity and Allstate Roadside and are eliminated in our condensed consolidated financial statements.
Premiums written increased 8.4% or $57 million in the second quarter of 2025 and increased 6.7% or $87 million in the first six months of 2025 compared to the same periods of 2024, primarily due to international growth at Allstate Protection Plans.
Adjusted net income increased 9.1% or $5 million in the second quarter of 2025 and increased 5.5% or $6 million in the first six months of 2025 compared to the same periods of 2024, primarily due to premium growth at Allstate Protection Plans, partially offset by higher expenses at Arity.
PIF increased 7.4% or 12 million as of June 30, 2025 compared to June 30, 2024 due to growth at Allstate Protection Plans.
Other revenue increased 13.3% or $13 million in the second quarter of 2025 and increased 30.6% or $56 million in the first six months of 2025 compared to the same periods of 2024, primarily due to higher lead generation revenue at Arity.
Intersegment premiums and service fees decreased 7.7% or $3 million in the second quarter of
2025 and decreased 1.4% or $1 million in the first six months of 2025 compared to the same periods of 2024, primarily driven by Allstate Roadside.
Claims and claims expense increased 8.3% or $13 million in the second quarter of 2025 and increased 5.1% or $16 million in the first six months of 2025 compared to the same periods of 2024, primarily driven by growth at Allstate Protection Plans and increased severity at Dealer Services.
Amortization of DAC increased 10.8% or $32 million in the second quarter of 2025 and increased 10.4% or $61 million in the first six months of 2025 compared to the same periods of 2024, driven by growth at Allstate Protection Plans.
Operating costs and expenses increased 17.9% or $44 million in the second quarter of 2025 and increased 24.8% or $119 million in the first six months of 2025 compared to the same periods of 2024, primarily due to expenses related to growth at Allstate Protection Plans and Arity.
Second Quarter 2025 Form 10-Q 61

Segment Results Allstate Health and Benefits
Allstate Health and Benefits Segment
On April 1, 2025, we closed the sale of American Heritage Life Insurance Company and American Heritage Service Company, comprising our employer voluntary benefits business, to StanCorp Financial Group, Inc. We recorded a gain on the sale of $890 million or $643 million, after-tax in the second quarter of 2025. Starting in the second quarter of 2025, this segment excludes the employer voluntary benefits results and financial results will not be comparable between periods.
On January 30, 2025, Allstate entered into an agreement with Nationwide Life Insurance Company to sell Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the group health business. The assets and liabilities of the business are classified as held for sale at June 30, 2025. The transaction closed on July 1, 2025, and we expect to record a gain on the sale of approximately $500 million in the third quarter of 2025.
Starting in the third quarter of 2025, the retained individual health business that was included in the Allstate Health and Benefits segment will no longer be a reportable segment.
Goodwill A goodwill impairment test performed for the retained individual health business in the first quarter of 2025 resulted in an excess of fair value over carrying amount of less than 10%. Consequently, a goodwill impairment test was also performed in the second quarter of 2025 for this business which did not result in an impairment of goodwill. As of June 30, 2025, the individual health reporting unit had goodwill of $44 million. Estimating fair value is a subjective process that involves the use of significant estimates by management. Market declines and other events impacting the fair value, including discount rates, operating results, investment returns and strategies and growth rate assumptions or increases in the level of equity required to support the business could result in goodwill impairment.

Summarized financial information
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Revenues
Accident and health insurance premiums and contract charges	$235	$474	$722	$952
Other revenue	109	121	240	255
Net investment income	5	25	30	48

Costs and expenses
Accident, health and other policy benefits	(188)	(291)	(521)	(587)
Amortization of DAC	(6)	(32)	(43)	(74)
Operating costs and expenses	(149)	(224)	(383)	(449)
Restructuring and related charges	(1)	—	(1)	(1)

Income tax expense on operations	(1)	(15)	(10)	(30)
Adjusted net income	$4	$58	$34	$114

Employer voluntary benefits (1)	$—	$28	$22	$45
Group health (2)	9	28	21	56
Individual health (3)	(5)	2	(9)	13
Adjusted net income	$4	$58	$34	$114

Policies in force
Employer voluntary benefits (1)			—	3,577
Group health (2)			136	148
Individual health (3)			482	456
Policies in force as of June 30 (in thousands)			618	4,181
(1)Employer voluntary benefits included supplemental life and health products offered through workplace enrollment.
(2)Group health includes health products and administrative services sold to employers.
(3)Individual health includes short-term medical and other health products sold directly to individuals.
Premiums and contract charges decreased 50.4% or $239 million in the second quarter of 2025 and decreased 24.2% or $230 million in the first six months of 2025 compared to the same periods of 2024. Excluding the results of the EVB business sold on April 1, premiums and contract charges increased 3.1% or $7 million in the second quarter of 2025 and increased 4.6% or $21 million in the first six months of 2025 compared to the same periods of 2024 due to growth in individual health and group health. Starting in the second quarter of 2025, we significantly reduced the sale of new Medicare supplement products in individual health.
62 www.allstate.com

Allstate Health and Benefits Segment Results

Premiums and contract charges
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Employer voluntary benefits	$—	$246	$243	$494
Group health	123	120	247	238
Individual health	112	108	232	220
Premiums and contract charges	$235	$474	$722	$952
Adjusted net income decreased 93.1% or $54 million in the second quarter of 2025 and decreased 70.2% or $80 million in the first six months of 2025 compared to the same periods of 2024. Excluding the results of the EVB business sold on April 1, adjusted net income decreased 86.7% or $26 million in the second quarter of 2025 and decreased 82.6% or $57 million in the first six months of 2025 compared to the same periods of 2024, due to increased benefit utilization in group health and individual health.
Other revenue decreased 9.9% or $12 million in the second quarter of 2025 and decreased 5.9% or $15 million in the first six months of 2025 compared to the same periods of 2024, primarily due to lower third-party commission revenues for the individual health business.
Accident, health and other policy benefits decreased 35.4% or $103 million in the second quarter of 2025 and decreased 11.2% or $66 million in the first six months of 2025 compared to the same periods of 2024. Excluding the results of the EVB business sold on April 1, accident, health and other policy benefits increased 20.5% or $32 million in the second quarter of 2025 and increased 23.5% or $74 million in the first six months of 2025 compared to the same periods of 2024, due to higher benefit utilization in group health and individual health.
Amortization of DAC decreased 81.3% or $26 million in the second quarter of 2025 and decreased 41.9% or $31 million in the first six months of 2025 compared to the same periods of 2024. Excluding the results of the EVB business sold on April 1, amortization of DAC is flat in the second quarter of 2025 and decreased 7.14% or $1 million in the first six months of 2025 compared to the same periods of 2024.

Operating costs and expenses
($ in millions)	Employer voluntary benefits	Group health	Individual health	Total
Three months ended June 30, 2025
Non-deferrable commissions	$—	$27	$22	$49
Operating costs and expenses	—	46	54	100
Total	$—	$73	$76	$149

Three months ended June 30, 2024
Non-deferrable commissions	$21	$27	$38	$86
Operating costs and expenses	51	42	45	138
Total	$72	$69	$83	$224

Six months ended June 30, 2025
Non-deferrable commissions	$22	$54	$53	$129
Operating costs and expenses	51	88	115	254
Total	$73	$142	$168	$383

Six months ended June 30, 2024
Non-deferrable commissions	$44	$53	$80	$177
Operating costs and expenses	102	84	86	272
Total	$146	$137	$166	$449
Operating costs and expenses decreased 33.5% or $75 million in the second quarter of 2025 and decreased 14.7% or $66 million in the first six months of 2025 compared to the same periods of 2024. Excluding the results of the EVB business sold on April 1, operating costs and expenses decreased 2.0% or $3 million in the second quarter of 2025 compared to the second quarter of 2024 primarily due to a decrease in non-deferrable commissions in individual health, partially offset by higher administrative costs. Excluding the results of the EVB business sold on April 1, operating costs and expenses increased 2.3% or $7 million in the first six months of 2025 compared to the first six months of 2024 primarily due to higher administrative costs, partially offset by lower non-deferrable commissions in individual health.
Second Quarter 2025 Form 10-Q 63

Investments
Investments

Portfolio composition and strategy by reportable segment (1)
	June 30, 2025
($ in millions)	Property-Liability	Protection Services	Allstate Health and Benefits (5)	Corporate and Other	Total
Fixed income securities (2)	$49,247	$1,952	$175	$3,061	$54,435
Equity securities (3)	1,733	208	—	456	2,397
Mortgage loans, net	807	—	—	—	807
Limited partnership interests	9,186	—	—	8	9,194
Short-term investments (4)	8,894	219	66	461	9,640
Other investments, net	964	—	—	—	964
Total	$70,831	$2,379	$241	$3,986	$77,437
Percent to total	91.5%	3.1%	0.3%	5.1%	100.0%

Market-based	$60,758	$2,379	$241	$3,679	$67,057
Performance-based	10,073	—	—	307	10,380
Total	$70,831	$2,379	$241	$3,986	$77,437
(1)    Balances reflect the elimination of related-party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $49.20 billion, $1.95 billion, $176 million, $3.06 billion and $54.38 billion for Property-Liability, Protection Services, Allstate Health and Benefits, Corporate and Other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of June 30, 2025, was $226 million in excess of cost. These net gains were primarily concentrated in the technology, banking and communications sectors. Equity securities include $896 million of funds with underlying investments in fixed income securities as of June 30, 2025.
(4)    Short-term investments are carried at fair value.
(5)    As of June 30, 2025, $320 million of investments are classified as held for sale.
Investments totaled $77.44 billion as of June 30, 2025, increasing from $72.61 billion as of December 31, 2024, primarily due to operating and investment cash flows.
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
Macroeconomic impacts We regularly assess the macroeconomic environment through our integrated Enterprise Risk and Return Management framework. In the second quarter of 2025, we lowered the allocation of enterprise economic capital to the investment portfolio and implemented a balanced risk reduction strategy. Actions included reducing public equity securities and high yield bonds and shortening the fixed income portfolio duration.
64 www.allstate.com

Investments

Portfolio composition by investment strategy
	June 30, 2025
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$54,295	$140	$54,435
Equity securities	1,786	611	2,397
Mortgage loans, net	807	—	807
Limited partnership interests	211	8,983	9,194
Short-term investments	9,639	1	9,640
Other investments, net	319	645	964
Total	$67,057	$10,380	$77,437
Percent to total	86.6%	13.4%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$52	$—	$52
Short-term investments	(2)	—	(2)
Other investments	(2)	—	(2)
Total	$48	$—	$48
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	June 30, 2025	December 31, 2024
U.S. government and agencies	$15,712	$11,108
Municipal	7,286	8,842
Corporate	27,962	30,192
Foreign government	1,391	1,364
Asset-backed securities (“ABS”)	983	1,145
Mortgage-backed securities (MBS”)	1,101	96
Total fixed income securities	$54,435	$52,747
Fixed income securities are rated by third-party credit rating agencies or are internally rated. The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed income securities of insurers for regulatory reporting and capital assessment purposes. The NAIC assigns securities to one of six credit quality categories defined as “NAIC designations”. In general, securities with NAIC designations of 1 and 2 are considered investment grade and securities with NAIC designations of 3 through 6 are considered below investment grade. The rating is either received from the SVO based on availability of applicable ratings from rating agencies on the NAIC Nationally Recognized Statistical Rating Organizations provider list, including Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Ratings or a comparable internal rating.
As a result of time lags between the funding of investments, the finalization of legal documents, and the completion of the SVO filing process, the portfolio includes certain securities that have not yet been designated by the SVO as of each balance sheet date and the categorization of these securities is based on the expected ratings indicated by internal analysis.
As of June 30, 2025, 92.3% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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

Second Quarter 2025 Form 10-Q 65

Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	June 30, 2025
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$15,712	$72	$—	$—	$—	$—
Municipal	7,182	(163)	102	(4)	—	—
Corporate
Public	5,581	68	12,769	7	547	(22)
Privately placed	1,931	14	3,580	13	2,007	19
Total corporate	7,512	82	16,349	20	2,554	(3)
Foreign government	1,391	6	—	—	—	—
ABS	882	(1)	24	—	26	—
MBS	1,101	16	—	—	—	—
Total fixed income securities	$33,780	$12	$16,475	$16	$2,580	$(3)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$15,712	$72
Municipal	—	—	2	2	7,286	(165)
Corporate
Public	109	1	—	—	19,006	54
Privately placed	1,338	14	100	(1)	8,956	59
Total corporate	1,447	15	100	(1)	27,962	113
Foreign government	—	—	—	—	1,391	6
ABS	1	—	50	11	983	10
MBS	—	—	—	—	1,101	16
Total fixed income securities	$1,448	$15	$152	$12	$54,435	$52
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
MBS includes residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”). RMBS is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS primarily consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies. CMBS investments are primarily traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Equity securities of $2.40 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and REITs. Exchange traded and mutual funds that have fixed income securities as their underlying investments total $896 million as of June 30, 2025.
Mortgage loans of $807 million comprise loans secured by first mortgages on developed commercial real estate of $695 million and residential mortgage loans of $112 million. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.
Limited partnership interests include $7.58 billion of interests in private equity funds, $1.41 billion of interests in real estate funds and $211 million of interests in other funds as of June 30, 2025. We have commitments to invest additional amounts in limited partnership interests totaling $3.42 billion as of June 30, 2025.
Other investments include $335 million of bank loans, net and $628 million of direct investments in real estate as of June 30, 2025.
66 www.allstate.com

Investments

Unrealized net capital gains (losses)
	June 30,	December 31,
($ in millions)	2025	2024
U.S. government and agencies	$72	$(315)
Municipal	(165)	(143)
Corporate	113	(438)
Foreign government	6	12
ABS	10	15
MBS	16	—
Fixed income securities	52	(869)
Short-term investments	(2)	(2)
Derivatives	(2)	(2)
Investments classified as held for sale	1	(110)
Unrealized net capital gains and losses, pre-tax	$49	$(983)

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
June 30, 2025
Corporate
Banking	$3,881	$72	$(24)	$3,929
Basic industry	908	11	(11)	908
Capital goods	2,539	50	(33)	2,556
Communications	2,152	35	(43)	2,144
Consumer goods (cyclical and non-cyclical)	5,952	95	(72)	5,975
Energy	2,477	42	(24)	2,495
Financial services	2,172	33	(30)	2,175
Technology	2,721	39	(51)	2,709
Transportation	724	11	(8)	727
Utilities	3,936	79	(47)	3,968
Other	387	3	(14)	376
Total corporate fixed income portfolio	27,849	470	(357)	27,962
U.S. government and agencies	15,640	86	(14)	15,712
Municipal	7,451	29	(194)	7,286
Foreign government	1,385	18	(12)	1,391
ABS	973	14	(4)	983
MBS	1,085	16	—	1,101
Total fixed income securities	$54,383	$633	$(581)	$54,435

December 31, 2024
Corporate
Banking	$4,194	$38	$(63)	$4,169
Basic industry	833	6	(21)	818
Capital goods	2,706	25	(62)	2,669
Communications	2,364	16	(73)	2,307
Consumer goods (cyclical and non-cyclical)	6,674	51	(165)	6,560
Energy	2,771	32	(50)	2,753
Financial services	2,104	17	(53)	2,068
Technology	2,613	18	(94)	2,537
Transportation	815	7	(19)	803
Utilities	5,125	56	(89)	5,092
Other	431	6	(21)	416
Total corporate fixed income portfolio	30,630	272	(710)	30,192
U.S. government and agencies	11,423	15	(330)	11,108
Municipal	8,985	33	(176)	8,842
Foreign government	1,352	22	(10)	1,364
ABS	1,130	19	(4)	1,145
MBS	96	—	—	96
Total fixed income securities	$53,616	$361	$(1,230)	$52,747
Second Quarter 2025 Form 10-Q 67

Investments

In general, gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Equity securities by sector
	June 30, 2025			December 31, 2024
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$34	$41	$75	$119	$41	$160
Basic industry	12	3	15	39	(2)	37
Capital goods	72	3	75	201	(23)	178
Communications	46	37	83	142	25	167
Consumer goods	87	(8)	79	462	(25)	437
Energy	37	5	42	88	1	89
Financial services	225	15	240	332	6	338
Funds
Equities	352	25	377	1,077	22	1,099
Fixed income	896	—	896	764	(14)	750
Other	77	3	80	75	(2)	73
Total funds	1,325	28	1,353	1,916	6	1,922
REITs	102	25	127	159	17	176
Technology	160	71	231	746	88	834
Transportation	8	3	11	27	1	28
Utilities	58	5	63	92	1	93
Other	5	(2)	3	6	(2)	4
Total equity securities	$2,171	$226	$2,397	$4,329	$134	$4,463

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Fixed income securities	$602	$571	$1,210	$1,097
Equity securities	17	18	37	33
Mortgage loans	9	9	19	18
Limited partnership interests	74	103	268	302
Short-term investments	97	62	169	129
Other investments	24	25	45	46
Investment income, before expense	823	788	1,748	1,625
Investment expense
Investee level expenses	(11)	(14)	(21)	(24)
Securities lending expense	(21)	(27)	(43)	(52)
Operating costs and expenses	(37)	(35)	(76)	(73)
Total investment expense	(69)	(76)	(140)	(149)
Net investment income	$754	$712	$1,608	$1,476

Property-Liability	$687	$643	$1,470	$1,345
Protection Services	25	23	49	44
Allstate Health and Benefits	5	25	30	48
Corporate and Other	37	21	59	39
Net investment income	$754	$712	$1,608	$1,476

Market-based	$733	$667	$1,452	$1,293
Performance-based	90	121	296	332
Investment income, before expense	$823	$788	$1,748	$1,625
Net investment income increased 5.9% or $42 million in the second quarter of 2025 and increased 8.9% or $132 million in the first six months of 2025 compared to the same periods of 2024, primarily due to higher market-based investment results, partially offset by lower performance-based investment results. Market-based results continue to benefit from higher investment balances.
68 www.allstate.com

Investments

Performance-based investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Private equity	$74	$119	$177	$315
Real estate	16	2	119	17
Total performance-based income before investee level expenses	$90	$121	$296	$332

Investee level expenses (1)	(11)	(14)	(21)	(24)
Total performance-based income	$79	$107	$275	$308
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income decreased 26.2% or $28 million in the second quarter of 2025 and decreased 10.7% or $33 million in the first six months of 2025 compared to the same periods of 2024, primarily due to lower private equity valuation increases, partially offset by higher real estate investment results.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales. The Company typically employs a lag in recording and recognizing changes in valuations of limited partnership interests due to the availability of investee financial statements. As a result, performance-based income in the second quarter of 2025 is primarily comprised of operating and market performance and results of our investments for the three months ended March 31, 2025, and may not reflect economic conditions since the U.S.’s imposition of tariffs on goods imported to the U.S.

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Sales	$(245)	$(90)	$(382)	$(201)
Credit losses (1)	(4)	(16)	(80)	(131)
Valuation change of equity investments - appreciation (decline):
Equity securities	163	19	46	85
Equity fund investments in fixed income securities	1	(5)	6	(9)
Limited partnerships (2)	6	4	1	12
Total valuation of equity investments	170	18	53	88
Valuation change and settlements of derivatives	(65)	(15)	(84)	(23)
Net gains (losses) on investments and derivatives, pre-tax	(144)	(103)	(493)	(267)
Income tax benefit	32	22	105	58
Net gains (losses) on investments and derivatives, after-tax	$(112)	$(81)	$(388)	$(209)

Property-Liability (1)	$(148)	$(81)	$(408)	$(208)
Protection Services	1	(1)	(7)	(4)
Allstate Health and Benefits	(1)	1	(2)	2
Corporate and Other	36	—	29	1
Net gains (losses) on investments and derivatives, after-tax	$(112)	$(81)	$(388)	$(209)

Market-based (1)	$(168)	$(99)	$(489)	$(284)
Performance-based	24	(4)	(4)	17
Net gains (losses) on investments and derivatives, pre-tax	$(144)	$(103)	$(493)	$(267)
(1)2025 includes losses recorded for variable interests in Reciprocal Exchanges. 2024 includes losses related to the carrying value of surplus notes issued by Reciprocal Exchanges. See Note 8 for further details.
(2)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in the second quarter of 2025 primarily related to losses on sales of fixed income securities and valuation change and settlements of derivatives, partially offset by valuation gains on equity investments. Net losses in the first six months of 2025 primarily related to losses on sales of fixed income securities, valuation change and settlements of derivatives and losses recorded for variable interests in Reciprocal Exchanges, partially offset by valuation gains on equity investments.
Net losses on sales in the second quarter and first six months of 2025 related to sales of fixed income securities in connection with ongoing portfolio management and the execution of our risk reduction strategy. In the second quarter, losses were largely
Second Quarter 2025 Form 10-Q 69

Investments
driven by the repositioning of the portfolio into shorter-duration fixed income securities.
Net losses on valuation change and settlements of derivatives of $65 million and $84 million in the second quarter and first six months of 2025, respectively, primarily related to losses on foreign currency contracts used to manage foreign currency risk, net losses on interest rate futures used to manage duration and losses on credit default contracts due to tightening credit spreads.

Net gains (losses) on performance-based investments and derivatives
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Sales	$6	$2	$(3)	$(2)
Credit losses	(4)	(17)	(11)	(21)
Valuation change of equity investments	59	8	66	26
Valuation change and settlements of derivatives	(37)	3	(56)	14
Total performance-based	$24	$(4)	$(4)	$17
Net gains on performance-based investments and derivatives in the second quarter of 2025 primarily related to valuation gains on equity investments, partially offset by decreased valuation change and settlements of derivatives from losses on foreign currency contracts used to manage foreign currency risk. Net losses on performance-based investments and derivatives in the first six months of 2025 primarily related to decreased valuation change and settlements of derivatives from losses on foreign currency contracts used to manage foreign currency risk and credit losses, partially offset by valuation gains on equity investments.
70 www.allstate.com

Capital Resources and Liquidity
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	June 30, 2025	December 31, 2024
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$24,076	$22,331
Accumulated other comprehensive loss	(57)	(889)
Total Allstate shareholders’ equity	24,019	21,442
Debt (1)	8,087	8,085
Total capital resources	$32,106	$29,527
Ratio of debt to Allstate shareholders’ equity	33.7%	37.7%
Ratio of debt to capital resources	25.2	27.4
(1)Includes debt issuance costs of $54 million and $56 million as of June 30, 2025 and December 31, 2024, respectively.
Allstate shareholders’ equity increased in the first six months of 2025, primarily due to net income and unrealized net capital gains on investments in 2025 compared to losses at December 31, 2024, partially offset by dividends to shareholders. In the six months ended June 30, 2025, we paid dividends of $509 million and $59 million related to our common and preferred shares, respectively.
Debt maturities We have $600 million of debt that is scheduled to mature in December 2025.

Debt maturities for each of the next five years and thereafter (excluding issuance costs)
($ in millions)
2026	$550
2027	—
2028	—
2029	500
2030	600
Thereafter	5,891
Total long-term debt principal	$7,541
Common share repurchases On February 26, 2025, the Board of Directors authorized a new $1.50 billion common share repurchase program that must be completed by September 30, 2026. As of June 30, 2025, there was $1.06 billion remaining in the $1.50 billion common share repurchase program.
During the first six months of 2025, we repurchased 2.2 million common shares, or 0.8% of total common shares outstanding at December 31, 2024, for $445 million.
Common shareholder dividends On January 2, 2025 and April 1, 2025, we paid a common shareholder dividend of $0.92 and $1.00, respectively. On May 28, 2025, we declared a common shareholder dividend of $1.00 payable on July 1, 2025.
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
In May 2025, Moody’s affirmed The Allstate Corporation’s (the “Corporation”) senior debt and short-term issuer ratings of A3 and P-2, respectively, and Allstate Insurance Company’s (“AIC”) insurance financial strength rating of Aa3. The outlook for the ratings changed from negative to stable.
In May 2025, S&P affirmed the Corporation's senior debt and short-term issuer ratings of BBB+ and A-2, respectively, and AIC's insurance financial strength rating of A+. The outlook for the ratings is stable.
There have been no changes to any of our ratings from A.M. Best since December 31, 2024.
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
Second Quarter 2025 Form 10-Q 71

Capital Resources and Liquidity

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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $3.98 billion as of June 30, 2025, primarily comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The proceeds from the EVB disposition increased deployable assets at the parent holding company level. In the third quarter of 2025, the proceeds from the group health disposition that closed on July 1, 2025, will increase deployable assets at the parent holding company level. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
As of June 30, 2025, we held $28.06 billion of cash, U.S. government and agencies fixed income securities, public equity securities and short-term investments, which we would expect to be able to liquidate within one week.
Based on the greater of 2024 statutory net income or 10% of actual December 31, 2024 statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2026, is estimated to be $3.95 billion, less dividends paid during the preceding twelve months measured at that point in time. In the first six months of 2025, no dividends have been paid.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first six months of 2025, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 19.7% as of June 30, 2025. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2025.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of June 30, 2025, there were no balances outstanding for the credit facility or the commercial paper facility, and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that was filed on April 30, 2024 and expires in 2027. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 636 million shares of treasury stock as of June 30, 2025), preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
72 www.allstate.com

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
Changes in Internal Control over Financial Reporting During the fiscal quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Second Quarter 2025 Form 10-Q 73

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

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value that may yet be purchased under the plans or programs (3)
April 1, 2025 - April 30, 2025
Open Market Purchases	592,338	$193.89	591,900
May 1, 2025 - May 31, 2025
Open Market Purchases	662,738	$204.12	568,037
June 1, 2025 - June 30, 2025
Open Market Purchases	555,570	$199.85	550,700
Total	1,810,646	$199.46	1,710,637	$1.06	billion
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
April: 438
May: 94,701
June: 4,870
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)On February 26, 2025, the Board of Directors authorized a common share repurchase program for $1.50 billion which must be completed by September 30, 2026.
Item 5. Other Information
On June 9, 2025, Suren Gupta, President, Protection Products and Enterprise Services of Allstate Insurance Company, adopted a Rule 10b5-1 trading plan. The Rule 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Gupta’s Rule 10b5-1 plan provides for the sale of up to 48,400 shares of the Company’s common stock. The Rule 10b5-1 plan expires on February 11, 2026, or upon the earlier completion of all authorized transactions thereunder.
On June 27, 2025, Thomas J. Wilson, Chairman of the Board, President, Chief Executive Officer and a director of the Company, adopted a Rule 10b5-1 trading plan. The Rule 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Wilson’s Rule 10b5-1 plan provides for the sale of up to 201,684 shares of the Company’s common stock. The Rule 10b5-1 plan expires on March 31, 2026, or upon the earlier completion of all authorized transactions thereunder.
During the three months ended June 30, 2025, no other director or officer who is required to file reports under Section 16 of the Securities Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
74 www.allstate.com

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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated July 30, 2025, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Second Quarter 2025 Form 10-Q 75

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

July 30, 2025	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

76 www.allstate.com