Form 10-Q
period 2025-09-30
ALLSTATE CORP
filed 2025-11-05
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2025, the registrant had 261,681,708 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
September 30, 2025

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues
Property and casualty insurance premiums	$15,253	$14,333	$44,992	$41,797
Accident and health insurance premiums and contract charges	110	487	832	1,439
Other revenue	691	781	2,200	2,129
Net investment income	949	783	2,557	2,259
Net gains (losses) on investments and derivatives	252	243	(241)	(24)
Total revenues	17,255	16,627	50,340	47,600

Costs and expenses
Property and casualty insurance claims and claims expense	8,654	10,409	29,718	30,711
Accident, health and other policy benefits	67	317	588	904
Amortization of deferred policy acquisition costs	2,101	2,037	6,264	5,977
Operating costs and expenses	2,265	2,217	6,645	6,121
Pension and other postretirement remeasurement (gains) losses	(108)	26	(30)	15
Restructuring and related charges	17	28	48	51
Amortization of purchased intangibles	59	71	175	210
Interest expense	101	104	301	299
Total costs and expenses	13,156	15,209	43,709	44,288

Gain on disposition of operations	720	—	1,610	—

Income from operations before income tax expense	4,819	1,418	8,241	3,312

Income tax expense	1,075	254	1,802	603

Net income	3,744	1,164	6,439	2,709

Less: Net loss attributable to noncontrolling interest	(2)	(26)	(11)	(30)

Net income attributable to Allstate	3,746	1,190	6,450	2,739

Less: Preferred stock dividends	29	29	88	88

Net income applicable to common shareholders	$3,717	$1,161	$6,362	$2,651

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$14.13	$4.39	$24.07	$10.04
Weighted average common shares - Basic	263.1	264.6	264.3	264.1
Net income applicable to common shareholders per common share - Diluted	$13.95	$4.33	$23.76	$9.91
Weighted average common shares - Diluted	266.4	268.0	267.8	267.4
See notes to condensed consolidated financial statements.
Third Quarter 2025 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$3,744	$1,164	$6,439	$2,709

Other comprehensive income, after-tax
Changes in:
Unrealized net capital gains and losses	315	1,299	1,122	965
Unrealized foreign currency translation adjustments	40	14	79	(1)
Unamortized pension and other postretirement prior service credit	(1)	—	(1)	(1)
Discount rate for reserve for future policy benefits	1	(36)	(13)	(12)
Other comprehensive income, after-tax	355	1,277	1,187	951

Comprehensive income	4,099	2,441	7,626	3,660
Less: Comprehensive loss attributable to noncontrolling interest	(2)	(19)	(8)	(22)
Comprehensive income attributable to Allstate	$4,101	$2,460	$7,634	$3,682
See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	September 30, 2025	December 31, 2024
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $56,732 and $53,616)	$57,186	$52,747
Equity securities, at fair value (cost $4,943 and $4,329)	5,338	4,463
Mortgage loans, net	831	784
Limited partnership interests	9,213	9,255
Short-term, at fair value (amortized cost $8,743 and $4,539)	8,743	4,537
Other investments, net	1,017	824
Total investments	82,328	72,610
Cash	931	704
Premium installment receivables, net	11,745	10,614
Deferred policy acquisition costs	6,095	5,773
Reinsurance and indemnification recoverables, net	9,519	8,924
Accrued investment income	617	615
Deferred income taxes	—	231
Property and equipment, net	601	669
Goodwill	3,118	3,245
Other assets, net	5,448	5,140
Assets held for sale	—	3,092
Total assets	120,402	111,617
Liabilities
Reserve for property and casualty insurance claims and claims expense	43,103	41,917
Unearned premiums	29,157	26,909
Claim payments outstanding	1,554	1,567
Deferred income taxes	311	—
Other liabilities and accrued expenses	10,699	9,659
Debt	8,089	8,085
Liabilities held for sale	—	2,113
Total liabilities	92,913	90,250
Commitments and Contingent Liabilities (Note 12)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 262 million and 265 million shares outstanding	9	9
Additional capital paid-in	4,117	4,029
Retained income	58,853	53,288
Treasury stock, at cost (638 million and 635 million shares)	(37,773)	(36,996)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	351	(771)
Unrealized foreign currency translation adjustments	(66)	(145)
Unamortized pension and other postretirement prior service credit	10	11
Discount rate for reserve for future policy benefits	3	16
Total accumulated other comprehensive income (loss)	298	(889)
Total Allstate shareholders’ equity	27,505	21,442
Noncontrolling interest	(16)	(75)
Total equity	27,489	21,367
Total liabilities and equity	$120,402	$111,617
See notes to condensed consolidated financial statements.
Third Quarter 2025 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in	2,001	2,001	2,001	2,001

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	4,084	3,927	4,029	3,854
Equity incentive plans activity, net	33	60	88	133
Balance, end of period	4,117	3,987	4,117	3,987

Retained income
Balance, beginning of period	55,400	50,718	53,288	49,716
Net income	3,746	1,190	6,450	2,739
Dividends on common stock (declared per share of $1.00, $0.92, $3.00, and $2.76)	(264)	(244)	(797)	(732)
Dividends on preferred stock	(29)	(29)	(88)	(88)
Balance, end of period	58,853	51,635	58,853	51,635

Treasury stock
Balance, beginning of period	(37,418)	(37,036)	(36,996)	(37,110)
Shares acquired	(363)	—	(812)	—
Shares reissued under equity incentive plans, net	8	30	35	104
Balance, end of period	(37,773)	(37,006)	(37,773)	(37,006)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(57)	(1,026)	(889)	(700)
Change in unrealized net capital gains and losses	315	1,299	1,122	965
Change in unrealized foreign currency translation adjustments	40	14	79	(1)
Change in unamortized pension and other postretirement prior service credit	(1)	—	(1)	(1)
Change in discount rate for reserve for future policy benefits	1	(36)	(13)	(12)
Balance, end of period	298	251	298	251
Total Allstate shareholders’ equity	27,505	20,877	27,505	20,877

Noncontrolling interest
Balance, beginning of period	(14)	(20)	(75)	(140)
Change in unrealized net capital gains and losses	—	7	3	8
Noncontrolling loss	(2)	(26)	(11)	(30)
Capital transactions for noncontrolling interest	—	—	67	123
Balance, end of period	(16)	(39)	(16)	(39)
Total equity	$27,489	$20,838	$27,489	$20,838
See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$6,439	$2,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	374	404
Net (gains) losses on investments and derivatives	241	24
Pension and other postretirement remeasurement (gains) losses	(30)	15
Gain on disposition of operations	(1,610)	—
Changes in:
Claims and claims expense and other insurance reserves	1,129	2,921
Unearned premiums	2,212	2,378
Deferred policy acquisition costs	(297)	(315)
Premium installment receivables, net	(1,113)	(1,094)
Reinsurance recoverables, net	(394)	(324)
Income taxes	286	346
Other operating assets and liabilities	(116)	162
Net cash provided by operating activities	7,121	7,226
Cash flows from investing activities
Proceeds from sales
Fixed income securities	57,477	26,841
Equity securities	5,646	2,137
Limited partnership interests	941	409
Other investments	2	169
Investment collections
Fixed income securities	489	1,260
Mortgage loans	64	74
Other investments	32	35
Investment purchases
Fixed income securities	(60,481)	(33,023)
Equity securities	(6,447)	(1,631)
Limited partnership interests	(961)	(915)
Mortgage loans	(117)	(17)
Other investments	(253)	(125)
Change in short-term and other investments, net	(4,600)	(1,653)
Purchases of property and equipment, net	(139)	(160)
Proceeds from sale of property and equipment	—	18
Proceeds from disposition of operations, net of cash transferred	3,041	—
Net cash used in investing activities	(5,306)	(6,581)
Cash flows from financing activities
Proceeds from issuance of debt	—	495
Redemption and repayment of debt	—	(350)
Contractholder fund deposits	30	98
Contractholder fund withdrawals	(15)	(26)
Dividends paid on common stock	(773)	(719)
Dividends paid on preferred stock	(88)	(88)
Treasury stock purchases	(799)	—
Shares reissued under equity incentive plans, net	38	149
Other	19	4
Net cash used in financing activities	(1,588)	(437)
Net increase in cash	227	208
Cash at beginning of period	704	722
Less: Cash classified as assets held for sale at end of period	—	114
Cash at end of period	$931	$816
See notes to condensed consolidated financial statements.
Third Quarter 2025 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of September 30, 2025 and for the three and nine month periods ended September 30, 2025 and 2024 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
Disaggregated income statement disclosures In November 2024, the FASB issued guidance requiring disaggregated information about specific expense categories included in certain income statement expense line items. The guidance outlines the specific costs that are required to be disclosed, which include costs such as: employee compensation, depreciation, intangible asset amortization and selling costs. It also requires qualitative descriptions of the amounts remaining in the relevant income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the Company's definition of selling expenses.
The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard is effective on a prospective basis, with the option for retrospective application. The guidance affects disclosures only.
Credit losses In July 2025, the FASB issued guidance providing a practical expedient for estimating credit losses on current accounts receivable and contract assets arising from revenue transactions under ASC 606. The update now allows entities to assume current conditions remain unchanged for the asset's remaining life when estimating expected credit losses, simplifying the estimation process.
The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the impact of this standard to be material to its financial statements and disclosures.
Internal-use software In September 2025, the FASB issued guidance which updates the accounting for internal-use software by replacing the stage-based model with a principles-based approach. The new guidance requires capitalization once management commits to funding and it is probable the software will be completed and used as intended (probable-to-complete recognition threshold). The standard also clarifies that costs cannot be capitalized when significant development uncertainty exists, such as unresolved technological innovations or unclear performance requirements. In addition, website
6 www.allstate.com

Notes to Condensed Consolidated Financial Statements

development costs are now included under the same guidance.
The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The standard may be adopted prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$3,744	$1,164	$6,439	$2,709
Less: Net loss attributable to noncontrolling interest	(2)	(26)	(11)	(30)
Net income attributable to Allstate	3,746	1,190	6,450	2,739
Less: Preferred stock dividends	29	29	88	88
Net income applicable to common shareholders	$3,717	$1,161	$6,362	$2,651

Denominator:
Weighted average common shares outstanding	263.1	264.6	264.3	264.1
Effect of dilutive potential common shares:
Stock options	2.3	2.6	2.5	2.6
Restricted stock units (non-participating) and performance stock awards	1.0	0.8	1.0	0.7
Weighted average common and dilutive potential common shares outstanding	266.4	268.0	267.8	267.4

Earnings per common share - Basic	$14.13	$4.39	$24.07	$10.04
Earnings per common share - Diluted	$13.95	$4.33	$23.76	$9.91

Anti-dilutive share-based awards excluded from diluted earnings per common share	0.5	0.6	0.4	0.5

Note 3	Dispositions
Employer voluntary benefits (“EVB”) business disposition On April 1, 2025, the Company closed the sale of American Heritage Life Insurance Company and American Heritage Service Company, comprising the Company’s employer voluntary benefits business for $1.9 billion in cash, net of purchase price adjustments. The Company recorded a gain on the sale of
$888 million or $641 million, after-tax for the nine months ended September 30, 2025.
The EVB business generated $243 million of premiums and contract charges and $22 million of adjusted net income for the three months ended March 31, 2025.
Third Quarter 2025 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

Major classes of assets and liabilities disposed of in EVB transaction
($ in millions)	April 1, 2025	December 31, 2024
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $1,765 and $1,809)	$1,676	$1,699
Short-term, at fair value (amortized cost $64 and $85)	64	85
Other investments, net	116	122
Total investments	1,856	1,906
Cash	29	—
Deferred policy acquisition costs	525	521
Reinsurance recoverables, net	117	111
Other assets (1)	523	554
Total assets	$3,050	$3,092

Liabilities
Reserve for future policy benefits	$1,096	$1,085
Contractholder funds	882	890
Other liabilities and accrued expenses	124	138
Total liabilities	$2,102	$2,113
(1)Included $249 million of goodwill at April 1, 2025.
Shareholders' equity included $51 million of accumulated other comprehensive losses related to assets and liabilities disposed of on April 1, 2025.
Group health business disposition On July 1, 2025, the Company closed the sale of Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the Company’s group health business for $1.23 billion in cash, net of purchase price adjustments. The Company recorded a gain on the sale of $722 million or $506 million, after-tax in the third quarter of 2025.
The group health business generated $247 million of premiums and contract charges and $21 million of adjusted net income for the six months ended June 30, 2025.

Major classes of assets and liabilities disposed of in group health business transaction
($ in millions)	July 1, 2025
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $142)	$143
Short-term, at fair value (amortized cost $177)	177
Total investments	320
Cash	88
Deferred policy acquisition costs	1
Other assets (1)	305
Total assets	$714

Liabilities
Other liabilities and accrued expenses	$9
Total liabilities	$9
(1)Included $152 million of goodwill at July 1, 2025.
In addition, reserves for future policy benefits of $200 million were reinsured to Nationwide Life Insurance Company with a corresponding reinsurance recoverable established on July 1, 2025.
In connection with these sales, the Company is providing transition services for 24 months from the respective dates of closing.
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 4	Reportable Segments
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability segments and adjusted net income for the Protection Services and Corporate segments. The dispositions of the EVB and group health businesses did not qualify for discontinued operations. Starting in the third quarter of 2025, the Allstate Health and Benefits segment is no longer a reportable segment, with results of this segment recast to reflect only the results of the EVB and group health businesses. The retained individual health business, previously included in the Allstate Health and Benefits segment, is a non-reportable segment with results included in all other for all periods presented.
Allstate Protection and Run-off Property-Liability segments comprise Property-Liability. The Company does not allocate investment income, net gains and losses on investments and derivatives, or assets to the Allstate Protection and Run-off Property-Liability segments. Management reviews assets at the Property-Liability, Protection Services and Corporate levels for decision-making purposes.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses, amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges as determined using GAAP.
Adjusted net income (loss) is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives
•	Pension and other postretirement remeasurement gains and losses
•	Amortization or impairment of purchased intangibles
•	Gain or loss on disposition
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items
A reconciliation of these measures to net income (loss) applicable to common shareholders is provided below.

Reportable segments financial performance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Underwriting income (loss) by segment
Allstate Protection	$3,040	$555	$4,687	$1,316
Run-off Property-Liability	(146)	(60)	(153)	(68)

Adjusted net income (loss) by segment, after-tax
Protection Services	46	58	161	167
Allstate Health and Benefits	—	32	43	133
Corporate	(87)	(110)	(278)	(320)

Reconciliation of segment performance measures to net income (loss) applicable to common shareholders
Allstate Protection and Run-off Property-Liability net investment income	873	708	2,343	2,053
Net gains (losses) on investments and derivatives	252	243	(241)	(24)
Pension and other postretirement remeasurement gains (losses)	108	(26)	30	(15)
Amortization of purchased intangibles (1)	(13)	(19)	(37)	(56)
Gain on disposition	723	1	1,616	6
All other (2)	(7)	5	(16)	18
Income tax (expense) benefit on Allstate Protection and Run-off Property-Liability and reconciling items (3)	(1,073)	(251)	(1,803)	(588)
Total reconciling items	863	661	1,892	1,394

Less: Net loss attributable to noncontrolling interest (4)	(1)	(25)	(10)	(29)

Net income applicable to common shareholders	$3,717	$1,161	$6,362	$2,651
(1)Excludes amortization of purchased intangibles in Allstate Protection, which is already included above in underwriting income.
(2)Includes results of the individual health business, which was previously included within the Allstate Health and Benefits segment. Prior period results were recast to reflect the historical results of the individual health business.
(3)The tax computation of the reporting segments and income tax benefit (expense) on reconciling items to net income (loss) are computed discretely based on the tax law of the jurisdictions applicable to the reporting entities.
(4)Reflects net loss attributable to noncontrolling interest in Allstate Protection.
Third Quarter 2025 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Allstate Protection
Insurance premiums
Auto	$9,593	$9,270	$28,468	$27,127
Homeowners	3,880	3,403	11,308	9,812
Other personal lines	800	718	2,320	2,078
Commercial lines	99	151	316	478
Other business lines	161	152	494	438
Total Allstate Protection insurance premiums	14,533	13,694	42,906	39,933
Other revenue	518	531	1,510	1,402
Total Allstate Protection	15,051	14,225	44,416	41,335

Run-off Property-Liability	—	—	—	—

Protection Services
Protection plans	552	480	1,593	1,372
Roadside assistance	42	34	117	115
Protection and insurance products	126	125	376	377
Intersegment premiums and service fees (1)	33	49	106	123
Other revenue	124	110	363	293
Net investment income	25	24	74	68
Net gains (losses) on investments and derivatives	10	10	1	4
Total Protection Services	912	832	2,630	2,352

Allstate Health and Benefits
Employer voluntary benefits	—	248	243	742
Group health	—	120	247	358
Other revenue	—	81	163	245
Net investment income	—	25	24	69
Net gains (losses) on investments and derivatives	—	(6)	(1)	(3)
Total Allstate Health and Benefits	—	468	676	1,411

Corporate
Other revenue	24	17	62	56
Net investment income	49	25	108	64
Net gains (losses) on investments and derivatives	85	17	122	19
Total Corporate	158	59	292	139

Reconciliation of revenue
Allstate Protection and Run-off Property-Liability net investment income	873	708	2,343	2,053
Allstate Protection and Run-off Property-Liability net gains (losses) on investments and derivatives	157	222	(362)	(43)
All other	137	162	451	476
Intersegment eliminations (1)	(33)	(49)	(106)	(123)

Consolidated revenues	$17,255	$16,627	$50,340	$47,600
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Roadside and are eliminated in the condensed consolidated financial statements.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments expense information used in measure for segment profit or loss
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Allstate Protection
Claims and claims expense excluding catastrophe losses and prior year reserve reestimates (1)	$8,304	$8,501	$25,467	$25,701
Catastrophe losses	558	1,703	4,750	4,554
Non-catastrophe prior year reserve reestimates	(542)	(14)	(1,158)	(73)
Amortization of DAC	1,757	1,696	5,231	4,977
Advertising expense	575	519	1,540	1,204
Amortization of purchased intangibles	46	52	138	154
Restructuring and related charges	15	23	44	45
Other segment expenses (2)	1,298	1,190	3,717	3,457
Total	12,011	13,670	39,729	40,019

Run-off Property-Liability
Claims and claims expense prior year reserve reestimates (3)	146	59	151	65
Other segment expenses (2)	—	1	2	3
Total	146	60	153	68

Protection Services
Claims and claims expense	193	166	524	481
Amortization of DAC	337	304	983	889
Non-deferrable commissions	116	94	327	251
Restructuring and related charges	1	—	2	1
Other segment expenses (2)	194	186	582	509
Income taxes on operations	16	15	51	51
Total	857	765	2,469	2,182

Allstate Health and Benefits
Accident, health and other policy benefits	—	255	379	723
Amortization of DAC	—	30	30	90
Restructuring and related charges	—	1	—	2
Other segment expenses (2)	—	147	213	430
Income taxes on operations	—	9	12	36
Total	—	442	634	1,281

Corporate
Interest expense	101	104	301	299
Restructuring and related charges	—	3	—	2
Other segment expenses (2)	42	39	119	128
Income taxes on operations	(12)	(23)	(60)	(77)
Preferred stock dividends	29	29	88	88
Total	$160	$152	$448	$440
(1)Includes Allstate Protection incurred loss adjustment expenses, net of reinsurance of $741 million and $732 million during the three months ended September 30, 2025 and 2024, respectively, and $2.22 billion and $2.14 billion during the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes employee-related costs, professional services, technology and other operating costs and expenses.
(3)Includes Run-off Property-Liability incurred loss adjustment expenses, net of reinsurance of $24 million and $4 million during the three months ended September 30, 2025 and 2024, respectively, and $28 million and $7 million during the nine months ended September 30, 2025 and 2024, respectively.
Third Quarter 2025 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Additional significant financial performance data
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Amortization of DAC
Allstate Protection	$1,757	$1,696	$5,231	$4,977
Protection Services	337	304	983	889
Allstate Health and Benefits	—	30	30	90
All other	7	7	20	21
Consolidated	$2,101	$2,037	$6,264	$5,977

Amortization of purchased intangibles
Allstate Protection	$46	$52	$138	$154
Protection Services	10	12	28	36
Allstate Health and Benefits	—	3	1	9
All other	3	4	8	11
Consolidated	$59	$71	$175	$210

Income tax expense (benefit)
Allstate Protection and Run-off Property-Liability	$817	$257	$1,315	$599
Protection Services	15	14	44	43
Allstate Health and Benefits (1)	216	8	474	34
Corporate	29	(25)	(26)	(75)
All other	(2)	—	(5)	2
Consolidated	$1,075	$254	$1,802	$603
(1)Includes income tax expense on the gain on sale of the EVB and group health businesses.
Capital expenditures for long-lived assets are generally made at the Property-Liability level as the Company does not allocate assets to the Allstate Protection and Run-off Property-Liability segments. A portion of these long-lived assets are used by entities included in the Protection Services, Corporate and until July 1, 2025, Allstate Health and Benefits segments and accordingly, are charged to these segments in proportion to their use.

Reportable segments total assets, investments and deferred policy acquisition costs
($ in millions)	September 30, 2025	December 31, 2024
Assets
Allstate Protection and Run-off Property-Liability	$105,668	$96,988
Protection Services	8,442	7,540
Allstate Health and Benefits	—	3,714
Corporate	5,318	2,727
All other	974	648
Consolidated	$120,402	$111,617

Investments (1)
Allstate Protection and Run-off Property-Liability	$74,390	$67,671
Protection Services	2,501	2,228
Allstate Health and Benefits (2)	—	219
Corporate	5,240	2,332
All other	197	160
Consolidated	$82,328	$72,610

Deferred policy acquisition costs
Allstate Protection	$2,802	$2,548
Protection Services	3,212	3,161
Allstate Health and Benefits (2)	—	1
All other	81	63
Consolidated	$6,095	$5,773
(1)The balances reflect the elimination of related party investments between segments.
(2)As of December 31, 2024, $1.91 billion of investments and $521 million of deferred policy acquisition costs were classified as held for sale and not included in the table above.
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 5	Investments

Portfolio composition
($ in millions)	September 30, 2025	December 31, 2024
Fixed income securities, at fair value	$57,186	$52,747
Equity securities, at fair value	5,338	4,463
Mortgage loans, net	831	784
Limited partnership interests	9,213	9,255
Short-term investments, at fair value	8,743	4,537
Other investments, net	1,017	824
Total	$82,328	$72,610

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
September 30, 2025
U.S. government and agencies	$13,490	$55	$(20)	$13,525
Municipal	6,258	67	(99)	6,226
Corporate	32,484	656	(260)	32,880
Foreign government	1,422	23	(10)	1,435
Asset-backed securities (“ABS”)	976	13	(3)	986
Mortgage-backed securities (“MBS”)	2,102	34	(2)	2,134
Total fixed income securities	$56,732	$848	$(394)	$57,186

December 31, 2024
U.S. government and agencies	$11,423	$15	$(330)	$11,108
Municipal	8,985	33	(176)	8,842
Corporate	30,630	272	(710)	30,192
Foreign government	1,352	22	(10)	1,364
ABS	1,130	19	(4)	1,145
MBS	96	—	—	96
Total fixed income securities	$53,616	$361	$(1,230)	$52,747

Scheduled maturities for fixed income securities
($ in millions)	September 30, 2025		December 31, 2024
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$1,941	$1,929	$1,544	$1,531
Due after one year through five years	22,197	22,331	22,889	22,595
Due after five years through ten years	20,443	20,699	17,431	17,130
Due after ten years	9,073	9,107	10,526	10,250
	53,654	54,066	52,390	51,506
ABS and MBS	3,078	3,120	1,226	1,241
Total	$56,732	$57,186	$53,616	$52,747
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.
Third Quarter 2025 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Fixed income securities	$634	$587	$1,844	$1,684
Equity securities	19	17	56	50
Mortgage loans	11	9	30	27
Limited partnership interests	226	138	494	440
Short-term investments	104	87	273	216
Other investments	26	25	71	71
Investment income, before expense	1,020	863	2,768	2,488
Investment expense	(71)	(80)	(211)	(229)
Net investment income	$949	$783	$2,557	$2,259

Net gains (losses) on investments and derivatives by type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Fixed income securities	$107	$105	$(271)	$(92)
Equity securities	191	119	243	195
Mortgage loans	(6)	(1)	(6)	—
Limited partnership interests	(32)	(8)	(24)	(13)
Derivatives	6	20	(78)	(3)
Other investments	(14)	8	(38)	12
Other (1)	—	—	(67)	(123)
Net gains (losses) on investments and derivatives	$252	$243	$(241)	$(24)
(1)2025 is related to losses recorded for variable interests in Adirondack Insurance Exchange (“Adirondack”) and New Jersey Skylands Insurance Association (“Skylands”) (together “Reciprocal Exchanges”). 2024 is related to losses for the carrying value of the surplus notes issued by the Reciprocal Exchanges. See Note 8 for further detail.

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales	$69	$116	$(313)	$(85)
Credit losses	(23)	(12)	(103)	(143)
Valuation change of equity investments (1)	200	119	253	207
Valuation change and settlements of derivatives	6	20	(78)	(3)
Net gains (losses) on investments and derivatives	$252	$243	$(241)	$(24)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gross realized gains	$142	$201	$329	$275
Gross realized losses	(35)	(93)	(600)	(363)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Equity securities	$178	$107	$291	$170
Limited partnership interests carried at fair value	16	18	(13)	65
Total	$194	$125	$278	$235
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Fixed income securities:
Municipal	$—	$(2)	$—	$(2)
Corporate	—	(1)	—	(2)
Total fixed income securities	—	(3)	—	(4)
Mortgage loans	(6)	(1)	(6)	—
Limited partnership interests	(8)	(8)	(12)	(24)
Other investments
Bank loans	(3)	—	(12)	5
Real estate	(6)	—	(6)	2
Other assets	—	—	(52)	(123)
Commitments to fund line of credit, commercial mortgage loans and bank loans	—	—	(15)	1
Total	$(23)	$(12)	$(103)	$(143)

Unrealized net capital gains and losses included in accumulated other comprehensive income (“AOCI”)
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2025		Gains	Losses
Fixed income securities	$57,186	$848	$(394)	$454
Short-term investments	8,743	—	—	—
Derivative instruments (1)	—	—	(2)	(2)
Unrealized net capital gains and losses, pre-tax				452
Reclassification of noncontrolling interest				—
Deferred income taxes				(101)
Unrealized net capital gains and losses, after-tax				$351

December 31, 2024
Fixed income securities	$52,747	$361	$(1,230)	$(869)
Short-term investments	4,537	—	(2)	(2)
Derivative instruments (1)	—	—	(2)	(2)
Investments classified as held for sale				(110)
Unrealized net capital gains and losses, pre-tax				(983)
Reclassification of noncontrolling interest				3
Deferred income taxes				209
Unrealized net capital gains and losses, after-tax				$(771)
(1)Includes the effective portion of losses on terminated cash flow hedges.

Change in unrealized net capital gains (losses)
($ in millions)	Nine months ended September 30, 2025
Fixed income securities	$1,323
Short-term investments	2
Derivative instruments	—
Investments classified as held for sale (1)	110
Total	1,435
Reclassification of noncontrolling interest	(3)
Deferred income taxes	(310)
Change in unrealized net capital gains and losses, after-tax	$1,122
(1)Unrealized net capital gains and losses for investments disposed of in the EVB business sale.
Mortgage loans The Company’s mortgage loans totaled $831 million and $784 million, net of credit loss allowance, as of September 30, 2025 and December 31, 2024, respectively, and are primarily commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. Residential mortgage loans totaled $151 million and $61 million as of September 30, 2025 and December 31, 2024, respectively, and have recourse to the borrower.

Third Quarter 2025 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements
Limited partnership interests

Carrying value for limited partnership interests
($ in millions)	September 30, 2025	December 31, 2024
Private equity	$7,515	$7,734
Real estate	1,466	1,236
Other (1)	232	285
Total	$9,213	$9,255
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills, fixed income securities with a contractual maturity of one year or less at time of acquisition and other short-term investments, are carried at fair value. As of September 30, 2025 and December 31, 2024, the fair value of short-term investments totaled $8.74 billion and $4.54 billion, respectively.
Other investments primarily consist of bank loans, real estate and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Real estate is carried at cost less accumulated depreciation.

Other investments by asset type
($ in millions)	September 30, 2025	December 31, 2024
Bank loans, net	$383	$201
Real estate	621	620
Other	13	3
Total	$1,017	$824
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
Accrued interest excluded from the amortized cost of fixed income securities totaled $561 million and $574 million as of September 30, 2025 and December 31, 2024, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Beginning balance	$(17)	$(19)	$(17)	$(36)
Credit losses on securities for which credit losses not previously reported	—	(3)	(1)	(10)
Net (increases) decreases related to credit losses previously reported	—	—	1	3
(Increase) decrease related to sales and other	—	—	—	3
Write-offs	12	—	12	18
Ending balance	$(5)	$(22)	$(5)	$(22)

Components of credit loss allowance as of September 30
Municipal bonds			$—	$(2)
Corporate bonds			(4)	(18)
ABS			(1)	(2)
Total			$(5)	$(22)
Third Quarter 2025 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2025
Fixed income securities
U.S. government and agencies	36	$6,679	$(16)	74	$260	$(4)	$(20)
Municipal	342	2,262	(49)	526	958	(50)	(99)
Corporate	351	3,030	(18)	852	5,393	(242)	(260)
Foreign government	45	173	(3)	56	43	(7)	(10)
ABS	20	85	(1)	12	44	(2)	(3)
MBS	49	541	(2)	64	3	—	(2)
Total fixed income securities	843	$12,770	$(89)	1,584	$6,701	$(305)	$(394)
Investment grade fixed income securities	695	$12,102	$(82)	1,428	$5,955	$(271)	$(353)
Below investment grade fixed income securities	148	668	(7)	156	746	(34)	(41)
Total fixed income securities	843	$12,770	$(89)	1,584	$6,701	$(305)	$(394)

December 31, 2024
Fixed income securities
U.S. government and agencies	179	$8,520	$(256)	99	$801	$(74)	$(330)
Municipal	990	4,889	(67)	1,089	1,693	(109)	(176)
Corporate	943	9,178	(166)	1,237	7,877	(544)	(710)
Foreign government	42	159	(2)	73	73	(8)	(10)
ABS	15	76	—	15	51	(4)	(4)
MBS	35	2	—	70	5	—	—
Total fixed income securities	2,204	$22,824	$(491)	2,583	$10,500	$(739)	$(1,230)
Investment grade fixed income securities	2,002	$21,846	$(473)	2,367	$9,281	$(655)	$(1,128)
Below investment grade fixed income securities	202	978	(18)	216	1,219	(84)	(102)
Total fixed income securities	2,204	$22,824	$(491)	2,583	$10,500	$(739)	$(1,230)
(1)Includes fixed income securities with fair values of $8 million and $16 million and unrealized losses of zero and $1 million with credit loss allowances of $1 million and $3 million as of September 30, 2025 and December 31, 2024, respectively.

Gross unrealized losses by unrealized loss position and credit quality as of September 30, 2025
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1)	$(331)	$(37)	$(368)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (2)	(22)	(4)	(26)
Total unrealized losses	$(353)	$(41)	$(394)
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
18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread. Municipal bonds in an unrealized loss position were evaluated based on the underlying credit quality of the primary obligor, obligation type and quality of the underlying assets.
As of September 30, 2025, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
Third Quarter 2025 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Commercial mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	September 30, 2025							December 31, 2024
($ in millions)	2020 and prior	2021	2022	2023	2024	2025	Total	Total
1.0 - 1.25	$37	$—	$—	$25	$39	$—	$101	$137
1.26 - 1.50	31	—	42	19	—	—	92	105
Above 1.50	202	164	47	76	15	—	504	493
Amortized cost before allowance	$270	$164	$89	$120	$54	$—	$697	$735
Allowance							(17)	(12)
Amortized cost, net							$680	$723

Payment status of mortgage loans
	September 30, 2025
($ in millions)	Commercial	Residential	Total
Less than 90 days past due	$23	$1	$24
90 days or greater past due	—	—	—
Total past due before allowance	23	1	24
Current before allowance	674	151	825
Total mortgage loans before allowance	697	152	849
Allowance	(17)	(1)	(18)
Total mortgage loans	$680	$151	$831
Payments on all mortgage loans were current as of December 31, 2024.

Rollforward of credit loss allowance for mortgage loans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Beginning balance	$(12)	$(10)	$(12)	$(11)
Net increases related to credit losses	(6)	(1)	(6)	—
Write-offs	—	—	—	—
Ending balance	$(18)	$(11)	$(18)	$(11)

Components of credit loss allowance as of September 30
Commercial			$(17)	$(11)
Residential			(1)	—
Total			$(18)	$(11)
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
20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Bank loans amortized cost by credit rating and year of origination
	September 30, 2025							December 31, 2024
($ in millions)	2020 and prior	2021	2022	2023	2024	2025	Total	Total
NAIC 1 / A	$—	$—	$—	$—	$44	$155	$199	$45
NAIC 2 / BBB	—	—	—	—	1	49	50	6
NAIC 3 / BB	—	—	1	2	8	14	25	27
NAIC 4 / B	1	2	—	28	27	50	108	122
NAIC 5-6 / CCC and below	—	—	1	8	1	8	18	11
Amortized cost before allowance	$1	$2	$2	$38	$81	$276	$400	$211
Allowance							(17)	(10)
Amortized cost, net							$383	$201

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$(17)	$(11)	$(10)	$(22)
Net (increases) decreases related to credit losses	(3)	—	(12)	5
Write-offs	3	—	5	6
Ending balance	$(17)	$(11)	$(17)	$(11)

Note 6	Fair Value of Assets and Liabilities
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
Third Quarter 2025 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements
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
Assets measured at fair value on a non-recurring basis
Comprise long-lived assets to be disposed of by sale, including real estate, that are written down to fair value less costs to sell and bank loans, limited partnerships and commercial mortgages written down to fair value in connection with recognizing credit losses.
Investments excluded from the fair value hierarchy
Investments reported at net asset value (“NAV”)
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of September 30, 2025, the Company has commitments to invest $127 million in limited partnership interests that are reported at net asset value.
Third Quarter 2025 Form 10-Q 23

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	September 30, 2025
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$13,516	$9	$—		$13,525
Municipal	—	6,223	3		6,226
Corporate - public	—	21,853	34		21,887
Corporate - privately placed	—	10,837	156		10,993
Foreign government	—	1,435	—		1,435
ABS	—	962	24		986
MBS	—	2,045	89		2,134
Total fixed income securities	13,516	43,364	306		57,186
Equity securities (1)	4,570	367	310		5,247
Short-term investments	3,543	5,191	9		8,743
Other investments	—	14	1	$(2)	13
Other assets	1	—	140		141
Total recurring basis assets	21,630	48,936	766	(2)	71,330
Non-recurring basis	—	—	100		100
Total assets at fair value	$21,630	$48,936	$866	$(2)	$71,430

Investments reported at NAV					838
Total					$72,268
Liabilities
Other liabilities	$—	$(31)	$(1)	$30	$(2)
Total recurring basis liabilities	—	(31)	(1)	30	(2)
Total liabilities at fair value	$—	$(31)	$(1)	$30	$(2)
(1)Excludes $91 million of securities using the measurement alternative or the equity method of accounting.
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
As of September 30, 2025 and December 31, 2024, Level 3 fair value measurements of fixed income securities totaled $306 million and $248 million, respectively, and included $82 million and $87 million, respectively, of securities valued based on third-party discounted cash flow pricing models where the inputs have not been corroborated to be market observable, $25 million and $22 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $3 million and $2 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.
An increase (decrease) in credit spreads for fixed income securities valued based on third-party discounted cash flow pricing models or non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
Third Quarter 2025 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2025
	Balance as of June 30, 2025	Total gains (losses) included in:		Transfers					Balance as of September 30, 2025
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$2	$—	$—	$1	$—	$—	$—	$—	$3
Corporate - public	35	—	—	—	—	—	(1)	—	34
Corporate - privately placed	109	—	1	—	—	48	—	(2)	156
ABS	39	—	—	—	(15)	—	—	—	24
MBS	88	—	—	—	—	2	—	(1)	89
Total fixed income securities	273	—	1	1	(15)	50	(1)	(3)	306
Equity securities	358	(1)	—	—	(48)	3	(2)	—	310
Short-term investments	4	—	—	—	—	6	(1)	—	9
Other investments	1	—	—	—	—	—	—	—	1
Other assets	137	3	—	—	—	—	—	—	140
Total recurring Level 3 assets	773	2	1	1	(63)	59	(4)	(3)	766
Liabilities
Other liabilities	(1)	—	—	—	—	—	—	—	(1)
Total recurring Level 3 liabilities	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Rollforward of Level 3 assets and liabilities held at fair value during the nine month period ended September 30, 2025
	Balance as of December 31, 2024	Total gains (losses) included in:		Transfers					Balance as of September 30, 2025
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$2	$—	$—	$1	$—	$—	$—	$—	$3
Corporate - public	22	(1)	1	—	(7)	20	(1)	—	34
Corporate - privately placed	110	(1)	2	—	—	48	—	(3)	156
ABS	26	—	—	26	(41)	15	—	(2)	24
MBS	88	—	—	—	—	2	—	(1)	89
Total fixed income securities	248	(2)	3	27	(48)	85	(1)	(6)	306
Equity securities	407	29	—	—	(48)	8	(86)	—	310
Short-term investments	5	—	—	—	—	9	(5)	—	9
Other investments	1	—	—	—	—	—	—	—	1
Other assets	134	6	—	—	—	—	—	—	140
Assets held for sale	7	—	1	—	—	—	(8)	—	—
Total recurring Level 3 assets	802	33	4	27	(96)	102	(100)	(6)	766
Liabilities									—
Other liabilities	—	(1)	—	—	—	—	—	—	(1)
Total recurring Level 3 liabilities	$—	$(1)	$—	$—	$—	$—	$—	$—	$(1)
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three month period ended September 30, 2024
	Balance as of June 30, 2024	Total gains (losses) included in:		Transfers		Transfers (to) from held for sale				Balance as of September 30, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$7	$(2)	$—	$—	$—	$—	$—	$—	$—	$5
Corporate - public	30	—	—	—	—	(7)	5	—	—	28
Corporate - privately placed	50	—	—	—	—	—	1	—	—	51
ABS and MBS	71	—	—	—	—	—	27	—	(1)	97
Total fixed income securities	158	(2)	—	—	—	(7)	33	—	(1)	181
Equity securities	393	12	—	—	—	—	5	(2)	—	408
Short-term investments	1	—	—	—	—	—	1	—	—	2
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	121	2	—	—	—	—	—	—	—	123
Assets held for sale	—	—	—	—	—	7	—	—	—	7
Total recurring Level 3 assets	675	12	—	—	—	—	39	(2)	(1)	723
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Rollforward of Level 3 assets and liabilities held at fair value during the nine month period ended September 30, 2024
	Balance as of December 31, 2023	Total gains (losses) included in:		Transfers		Transfers (to) from held for sale				Balance as of September 30, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$11	$(2)	$—	$—	$—	$—	$—	$(2)	$(2)	$5
Corporate - public	26	1	1	—	—	(7)	16	(9)	—	28
Corporate - privately placed	58	(6)	—	—	—	—	1	(2)	—	51
ABS and MBS	58	—	—	—	—	—	41	—	(2)	97
Total fixed income securities	153	(7)	1	—	—	(7)	58	(13)	(4)	181
Equity securities	402	18	—	—	—	—	14	(26)	—	408
Short-term investments	1	—	—	—	—	—	22	(20)	(1)	2
Other investments	2	—	—	—	—	—	—	—	—	2
Other assets	118	5	—	—	—	—	—	—	—	123
Assets held for sale	—	—	—	—	—	7	—	—	—	7
Total recurring Level 3 assets	676	16	1	—	—	—	94	(59)	(5)	723
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Level 3 gains (losses) included in net income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Net investment income	$1	$—	$1	$1
Net gains (losses) on investments and derivatives	(2)	10	25	10
Operating costs and expenses	3	2	6	5
Transfers into Level 3 during the three and nine months ended September 30, 2025 included situations where a rating was not provided by third-party rating agencies resulting in the security being classified as Level 3. Transfers into Level 3 during the nine months ended September 30, 2025 also included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
Third Quarter 2025 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements
Transfers out of Level 3 during the three and nine months ended September 30, 2025 included situations where a quote that was not provided by the Company’s independent third-party valuation service provider in the prior period became available in the current period. Any gains or losses related to the change in valuation source for individual securities were not significant.
There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2024.

Valuation changes included in net income and OCI for Level 3 assets and liabilities still held
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Assets
Fixed income securities:
Municipal	$—	$(2)	$—	$(2)
Corporate - public	—	—	(1)	1
Corporate - privately placed	—	—	—	(6)
Total fixed income securities	—	(2)	(1)	(7)
Equity securities	(2)	12	27	23
Other assets	3	2	6	5
Total recurring Level 3 assets	$1	$12	$32	$21
Liabilities
Other liabilities	$—	$—	$(1)	$—
Total recurring Level 3 liabilities	—	—	(1)	—
Total included in net income	$1	$12	$31	$21

Components of net income
Net investment income	$1	$—	$1	$1
Net gains (losses) on investments and derivatives	(3)	10	24	15
Operating costs and expenses	3	2	6	5
Total included in net income	$1	$12	$31	$21

Assets
Corporate - public	$—	$—	$1	$1
Corporate - privately placed	1	—	2	—
Changes in unrealized net capital gains and losses reported in OCI	$1	$—	$3	$1

Financial instruments not carried at fair value
($ in millions)		September 30, 2025		December 31, 2024
Financial assets	Fair value level	Amortized cost, net (1)	Fair value	Amortized cost, net (1)	Fair value
Mortgage loans	Level 3	$831	$818	$784	$746
Bank loans	Level 3	383	394	201	207

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Debt	Level 2	$8,089	$7,997	$8,085	$7,740
Liability for collateral	Level 2	1,859	1,859	2,041	2,041
Liabilities held for sale	Level 3	—	—	40	40
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 7	Derivative Financial Instruments
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
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

securities using futures, index total return swaps, and options to increase equity exposure.
Property-Liability may use interest rate swaps, swaptions, futures and options to manage the interest rate risks of existing investments. These instruments are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities. Fixed income index total return swaps are used to offset valuation losses in the fixed income portfolio during periods of declining market values. Credit default swaps are typically used to mitigate the credit risk within the Property-Liability fixed income portfolio. Equity index total return swaps, futures and options are used by Property-Liability to offset valuation losses in the equity portfolio. In addition, equity futures are used to hedge the market risk related to deferred compensation liability contracts. Equity derivatives may also be utilized to replicate cash market positions to increase equity exposure. Forward contracts are primarily used by Property-Liability to hedge foreign currency risk associated with holding foreign currency denominated investments and foreign operations.
As of September 30, 2025 and December 31, 2024, the Company has not designated any fair value, cash flow or net investment hedge accounting relationships. Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting. For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements, when applicable.
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
Third Quarter 2025 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of September 30, 2025
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$37	n/a	$—	$—	$—
Futures	Other assets	n/a	5,311	—	—	—
Equity and index contracts
Options	Other investments	n/a	65	—	—	—
Futures	Other assets	n/a	1,016	1	1	—
Contingent consideration	Other assets	250	n/a	140	140	—
Credit default contracts
Credit default swaps - selling protection	Other investments	500	n/a	12	12	—
Total asset derivatives		$787	6,392	$153	$153	$—

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities and accrued expenses	$37	n/a	$(1)	$—	$(1)
Futures	Other liabilities and accrued expenses	n/a	3,503	—	—	—
Equity and index contracts
Options	Other liabilities and accrued expenses	n/a	65	—	—	—
Futures	Other liabilities and accrued expenses	n/a	38	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities and accrued expenses	537	n/a	(29)	2	(31)
Total liability derivatives		574	3,606	(30)	$2	$(32)
Total derivatives		$1,361	9,998	$123
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
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2025
Asset derivatives	$2	$(2)	$—	$—	$—	$—
Liability derivatives	(32)	2	28	(2)	—	(2)

December 31, 2024
Asset derivatives	$21	$(1)	$(18)	$2	$—	$2
Liability derivatives	(1)	1	—	—	—	—
(1)All OTC derivatives are subject to enforceable MNAs.

Gains (losses) from valuation and settlements reported on derivatives
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2025
Interest rate contracts	$2	$—	$2
Equity and index contracts	(2)	15	13
Contingent consideration	—	3	3
Foreign currency contracts	6	—	6
Total	$6	$18	$24

Nine months ended September 30, 2025
Interest rate contracts	$(8)	$—	$(8)
Equity and index contracts	(10)	21	11
Contingent consideration	—	6	6
Foreign currency contracts	(50)	—	(50)
Credit default contracts	(10)	—	(10)
Total	$(78)	$27	$(51)

Three months ended September 30, 2024
Interest rate contracts	$42	$—	$42
Equity and index contracts	(2)	10	8
Contingent consideration	—	2	2
Foreign currency contracts	(23)	—	(23)
Credit default contracts	3	—	3
Total	$20	$12	$32

Nine months ended September 30, 2024
Interest rate contracts	$21	$—	$21
Equity and index contracts	(17)	24	7
Contingent consideration	—	5	5
Foreign currency contracts	(9)	—	(9)
Credit default contracts	2	—	2
Total	$(3)	$29	$26
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

OTC cash and securities collateral pledged
($ in millions)	September 30, 2025
Pledged by the Company	$28
Pledged to the Company (1)	—
(1) $28 million of collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and
Third Quarter 2025 Form 10-Q 31

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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	September 30, 2025				December 31, 2024
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$37	$—	$—	1	$213	$10	$1
A+	—	—	—	—	3	389	10	1
Total	1	$37	$—	$—	4	$602	$20	$2
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	September 30, 2025
Pledged by the Company	$88
Received by the Company	1
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

($ in millions)	September 30, 2025	December 31, 2024
Gross liability fair value of contracts containing credit-risk-contingent features	$31	$1
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(1)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(28)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$—
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

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2025
Index
Corporate debt	$—	$—	$—	$500	$—	$500	$12
Total	$—	$—	$—	$500	$—	$500	$12
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

As of December 31, 2024, there were no open CDS positions.
The Company sells credit protection through contracts on standardized credit indices (“CDX”), generally investment grade, which are centrally cleared through a registered Derivatives Clearing Organization, and in return receives periodic premiums through the expiration or termination of the contract. A CDX is utilized to take a position on multiple (generally 125) reference entities. Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference entities. When a credit event occurs for a reference entity within the index, the affected name is removed from the index, and the contract continues until expiration. Settlement is conducted through an auction process, whereby the Company pays the difference between the contract’s notional amount and the final recovery value of the reference obligation as determined by the auction. The maximum payout on a CDX is the contract notional amount.

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
Claims and claims expense ceded to the Company were $(1) million and $(1) million for the three and nine months ended September 30, 2025, respectively, compared to $(6) million and $24 million for the three and nine months ended September 30, 2024, respectively.
Prior to July 1, 2024, the Company received a management fee for the services provided to the Reciprocal Exchanges. The management fees were $2 million and $23 million for the three and nine months ended September 30, 2024, respectively. Earned premiums for the Reciprocal Exchanges generated zero and $(1) million for the three and nine months ended September 30, 2025, respectively, compared to $48 million and $170 million for the three and nine months ended September 30, 2024, respectively. Total costs and expenses were $3 million and $10 million for the three and nine months ended September 30, 2025, respectively, compared to $62 million and $207 million for the three and nine months ended September 30, 2024, respectively.
Third Quarter 2025 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Assets and liabilities of Reciprocal Exchanges
($ in millions)	September 30, 2025	December 31, 2024
Assets
Fixed income securities	$3	$47
Short-term investments	74	112
Premium installment and other receivables, net	—	9
Reinsurance recoverables, net	32	76
Other assets	—	25
Total assets	$109	$269
Liabilities
Reserve for property and casualty insurance claims and claims expense	$131	$214
Unearned premiums	—	22
Other liabilities and expenses	187	235
Total liabilities	$318	$471

Note 9	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

aggregate and adequate to cover the ultimate net cost of reported and unreported claims arising from losses which had occurred by the date of the Condensed
Consolidated Statements of Financial Position based on available facts, laws and regulations.

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Nine months ended September 30,
($ in millions)	2025	2024
Balance as of January 1	$41,917	$39,858
Less: recoverables (1)	8,602	8,396
Net balance as of January 1	33,315	31,462
Incurred claims and claims expense related to:
Current year	30,763	31,033
Prior years	(1,045)	(322)
Total incurred	29,718	30,711
Claims and claims expense paid related to:
Current year	(16,235)	(15,977)
Prior years	(12,688)	(12,181)
Total paid	(28,923)	(28,158)
Net balance as of September 30	34,110	34,015
Plus: recoverables	8,993	8,728
Balance as of September 30	$43,103	$42,743
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $4.75 billion and $4.55 billion in the nine months ended September 30, 2025 and 2024, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Prior year reserve reestimates included in claims and claims expense (1)
	Non-catastrophe losses		Catastrophe losses (2)		Total
($ in millions)	2025	2024	2025	2024	2025	2024
Three months ended September 30,
Auto (3)	$(480)	$(55)	$(3)	$(10)	$(483)	$(65)
Homeowners	(40)	(11)	(14)	(1)	(54)	(12)
Other personal lines	72	54	(6)	(3)	66	51
Commercial lines	(80)	1	(5)	—	(85)	1
Other business lines	(14)	(3)	—	—	(14)	(3)
Run-off Property-Liability (4)	146	59	—	—	146	59
Protection Services	—	1	—	—	—	1
Total prior year reserve reestimates	$(396)	$46	$(28)	$(14)	$(424)	$32

Nine months ended September 30,
Auto (3)	$(1,133)	$(293)	$(30)	$(26)	$(1,163)	$(319)
Homeowners	(35)	(114)	3	(278)	(32)	(392)
Other personal lines	153	169	(11)	(5)	142	164
Commercial lines	(104)	164	—	(5)	(104)	159
Other business lines	(39)	1	—	—	(39)	1
Run-off Property-Liability (4)	151	65	—	—	151	65
Protection Services	—	—	—	—	—	—
Total prior year reserve reestimates	$(1,007)	$(8)	$(38)	$(314)	$(1,045)	$(322)
(1)Reserve releases are shown in parentheses.
(2)The first nine months of 2025 includes $69 million of estimated recoveries related to the Nationwide Reinsurance Program aggregate cover for losses occurring between April 1, 2024 and December 31, 2024, and $54 million favorable subrogation settlements related to the 2021 Colorado Marshall Fire.
(3)Reserve releases primarily related to favorable severity development of $284 million and $565 million in personal auto injury coverage and $196 million and $568 million in personal auto physical damage coverage in the third quarter and first nine months of 2025, respectively.
(4)The Company’s 2025 and 2024 annual reserve reviews, using established industry and actuarial best practices, resulted in reserve reestimates that increased reserves by $146 million and $58 million, respectively.
Third Quarter 2025 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

Note 10	Reinsurance and Indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Property and casualty insurance premiums earned	$(640)	$(552)	$(1,791)	$(1,697)
Accident and health insurance premiums and contract charges (1)	(122)	(16)	(145)	(37)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Property and casualty insurance claims and claims expense (2)	$(163)	$(662)	$(1,989)	$(1,178)
Accident, health and other policy benefits (1)	(112)	(13)	(140)	(27)
(1)Includes group health business sold through reinsurance to Nationwide Life Insurance Company.
(2)2025 includes ceded losses related to the Nationwide Reinsurance Program for the California wildfires.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	September 30, 2025	December 31, 2024
Property and casualty
Paid and due from reinsurers and indemnitors	$294	$285
Unpaid losses estimated (including IBNR)	8,993	8,602
Total property and casualty	$9,287	$8,887
Accident and health insurance	232	37
Total	$9,519	$8,924

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Property and casualty (1) (2)
Beginning balance	$(63)	$(64)	$(63)	$(62)
(Increase) decrease in the provision for credit losses	(1)	2	(1)	—
Write-offs	10	—	10	—
Ending balance	$(54)	$(62)	$(54)	$(62)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.
Indemnification programs
Federal Government - National Flood Insurance Program (“NFIP”) NFIP is a program administered by the Federal Emergency Management Agency (“FEMA”) whereby the Company sells and services NFIP flood insurance policies as an agent of FEMA and receives fees for its services. The Company is fully indemnified for claims and claim expenses and does not retain any ultimate risk for the indemnified business. The federal government is obligated to pay all claims and certain allocated loss adjustment expenses in accordance with the arrangement.
Congressional authorization for the NFIP is periodically evaluated and may be subjected to freezes, including when the federal government experiences a shutdown. Congress must periodically renew the funding of the program as well as consider reforms to the program that would be incorporated in legislation to reauthorize the NFIP. Legislation that extended the NFIP authorization to September 30, 2025 has expired and the federal government shutdown has frozen the NFIP. As a result, existing policies remain valid, but insurance companies operating on behalf of the NFIP may not enter into new flood insurance contracts. The program will also have limited ability to issue increased coverage on existing policies, or issue renewal policies. The NFIP has the authority to process and pay new and existing flood insurance claims from the National Flood Insurance Fund and the National Flood Insurance Reserve Fund, but its borrowing capacity is reduced to $1 billion which has been exceeded by the current program debt of $22.5 billion.
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 11	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $17 million and $28 million during the three months ended September 30, 2025 and 2024, respectively, and $48 million and $51 million during the nine months ended September 30, 2025 and 2024, respectively. Restructuring expenses during the third quarter and first nine months of 2025 primarily related to streamlining the organization and outsourcing certain aspects of operations. These charges are primarily recorded in the Allstate Protection segment. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2024	$25	$2	$27
Expense incurred	45	3	48
Payments and non-cash charges	(51)	(3)	(54)
Restructuring liability as of September 30, 2025	$19	$2	$21
As of September 30, 2025, the cumulative amount incurred to date for active programs related to employee severance and relocation benefit expenses totaled $64 million.

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
California FAIR Plan Association On February 11, 2025, the FAIR Plan received regulatory approval to assess member insurers $1.00 billion. The Company’s personal lines and commercial lines average market share used for the assessment was 4.6% and 2.0%, respectively, net of credits. Members are allowed to request the state insurance commission’s approval to collect temporary supplemental fees from policyholders in the state in order to recoup amounts assessed. Insurers can request recoupment for 50% of their portion of assessments up to $1.00 billion and 100% thereafter for each residential property and commercial property insurance. The Company paid $45 million in FAIR Plan assessments in the first quarter of 2025, and has received approval from the California Department of Insurance for recoupment of amounts paid. At September 30, 2025, we have accrued for the Company’s share of future estimated assessments based on the wildfire event that began on January 7, 2025. Several of the Company’s traditional markets per occurrence reinsurance agreements also provide for the inclusion of non-recoupable assessments as part of the definition of loss.
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
Third Quarter 2025 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

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
The aggregate liability balance related to all guarantees was immaterial as of September 30, 2025.
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
Accrual and disclosure policy The Company reviews its lawsuits, regulatory inquiries, and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for such matters at management’s best estimate, which may include the low end of a range of loss, when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company does not establish accruals for such matters when the
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Company does not believe both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company’s assessment of whether a loss is reasonably possible or probable is based on its assessment of the ultimate outcome of the matter following all appeals. The Company does not include potential recoveries in its estimates of reasonably possible or probable losses. Legal fees are expensed as incurred.
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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $52 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
The Company is defending putative class actions pending in multiple states alleging that the Company underpays total loss vehicle physical damage claims on auto policies. The alleged systematic underpayments result from the following theories: (a) the third-party valuation tool used by the Company as part of a comprehensive adjustment process is allegedly flawed, biased, or contrary to applicable law; and/or (b) the Company allegedly does not pay sales tax, title fees,
Third Quarter 2025 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

registration fees, and/or other specified fees or costs that are allegedly mandatory under policy language or state legal authority. The Company is currently defending the following lawsuits: Golla v. Allstate Insurance Company (N.D. Ohio filed June 2023); Bibbs v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (N.D. Ohio filed August 2023); Katz v. Esurance Property and Casualty Insurance Company and National General Insurance Company (E.D.N.Y. filed February 2024); Schott v. Allstate Insurance Company and Allstate Property and Casualty Insurance Company (M.D. Ga. filed October 2024) and Tang v. Allstate Insurance Company, et al. (C.D. Cal. filed September 2025). No classes have been certified in any of these matters. A settlement has been reached in Jarrett-Kelly v. Direct General Insurance Agency, Inc. (Circuit Court of Pulaski Co., Ark. filed May 2024) and the case is awaiting court dismissal.
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
The Company is currently defending its insured in a bodily injury lawsuit arising from an automobile accident, Simon v. Holguin (Pierce County Superior Court, Wash. filed September 8, 2020). On October 21, 2022, a jury returned a verdict against the insured. The Company, on behalf of its insured, appealed the verdict to the Washington Court of Appeals, Division II, which affirmed the judgment on June 16, 2025. On September 19, 2025, the Company filed a petition for review with the Washington Supreme Court. The Company continues to defend the litigation and oppose plaintiff’s allegations.
Other proceedings The Company is defending two putative class actions in the U.S. District Court for the Eastern District of California, Holland Hewitt v. Allstate Life Insurance Company filed May 2020 and Farley v. Lincoln Benefit Life Company (“LBL”) filed December 2020, following the sale of ALIC. On April 19, 2023, the district court certified a class in Farley. On August 29, 2025, the Ninth Circuit Court of Appeals reversed the district court’s order certifying a class. On March 27, 2024, the Magistrate Judge issued his Findings and
Recommendations denying class certification in Hewitt. Plaintiffs filed their objection to the Magistrate’s recommendation. In these cases, plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. Similar litigation is pending against other insurance carriers. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the statutes’ effective date. The Company asserts various defenses to plaintiffs’ claims and to class certification.
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
The Company is currently defending litigation relating to the non-payment of trust preferred securities (“TruPS”), Alesco Preferred Funding VIII, Ltd., et al. v. ACP Re, Ltd., et al. and Preferred Term Securities XXV, Ltd., et al. v ACP Re, Ltd., et al. Plaintiffs are the holders of TruPS that were issued by companies subsequently acquired by a former National General affiliate. Plaintiffs filed this lawsuit against National General and several other defendants, alleging that they are successors to the TruPS issuers and are responsible for repayment of the principal and interest owed under the TruPS. Plaintiffs assert claims of breach of contract, tortious interference with contract and fraud against all defendants. The Company denies all allegations and continues to defend plaintiffs’ claims.
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 13	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Pension benefits
Service cost (1)	$28	$26	$79	$52
Interest cost	58	59	177	175
Expected return on plan assets	(77)	(74)	(233)	(227)
Costs and expenses	9	11	23	—
Remeasurement of projected benefit obligation	20	233	128	140
Remeasurement of plan assets	(127)	(214)	(158)	(129)
Remeasurement (gains) losses	(107)	19	(30)	11
Pension net (benefit) cost	$(98)	$30	$(7)	$11

Postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	2	2	6	7
Amortization of prior service credit	(1)	—	(1)	(1)
Costs and expenses	1	2	5	6
Remeasurement of benefit obligation	(1)	7	—	4
Remeasurement of plan assets	—	—	—	—
Remeasurement (gains) losses	(1)	7	—	4
Postretirement net cost	$—	$9	$5	$10

Pension and postretirement benefits
Costs and expenses	$10	$13	$28	$6
Remeasurement (gains) losses	(108)	26	(30)	15
Total net (benefit) cost	$(98)	$39	$(2)	$21
(1)    For the first nine months of 2024, service cost includes a $38 million refund of premiums previously paid to the Pension Benefit Guaranty Corporation.
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

Pension and postretirement benefits remeasurement gains and losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Remeasurement of benefit obligation (gains) losses:
Discount rate	$29	$213	$93	$115
Other assumptions	(10)	27	35	29
Remeasurement of plan assets (gains) losses	(127)	(214)	(158)	(129)
Remeasurement (gains) losses	$(108)	$26	$(30)	$15
Remeasurement gains of $108 million for the third quarter of 2025 are primarily related to favorable asset performance compared to expected return on plan assets and changes in actuarial assumptions, partially offset by a decrease in the liability discount rate. Remeasurement gains of $30 million in the first nine months of 2025 are primarily related to favorable asset performance compared to expected return on plan assets, partially offset by a decrease in the liability discount rate and changes in actuarial assumptions.
The weighted average discount rate used to measure the pension benefit obligation decreased to 5.44% on September 30, 2025 compared to 5.51% on June 30, 2025 and 5.71% at December 31, 2024 resulting in losses for the third quarter and first nine months of 2025.
For the third quarter of 2025, the actual return on plan assets was higher than the expected return due to higher public equity valuations and higher fixed income valuations driven by lower rates and tighter
Third Quarter 2025 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

credit spreads. For the first nine months of 2025, the actual return on plan assets was higher than the expected return due to higher public equity valuations and higher fixed income valuations driven by lower rates and tighter credit spreads, partially offset by lower performance-based equity valuations.
The Company made a discretionary contribution of $35 million to the qualified pension plan in September 2025.

Note 14	Supplemental Cash Flow Information
Non-cash investing activities include $44 million and $70 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, commercial mortgages and limited partnerships for the nine months ended September 30, 2025 and 2024, respectively. Non-cash investing activities include $1 million and $19 million related to right-of-use property and equipment obtained in exchange for lease obligations for the nine months ended September 30, 2025 and 2024, respectively. Non-cash investing activities include $1 million related to right-of-use real estate obtained in exchange for lease obligations for the nine months ended September 30, 2024.
Non-cash financing activities include $26 million and $28 million related to the issuance of Allstate common shares for vested equity awards for the nine months ended September 30, 2025 and 2024, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows
include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $80 million and $86 million for the nine months ended September 30, 2025 and 2024, respectively. Non-cash operating activities include $45 million and $50 million related to right-of-use assets obtained in exchange for lease obligations for the nine months ended September 30, 2025 and 2024, respectively.
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

($ in millions)	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net change in proceeds managed
Net change in fixed income securities	$(99)	$45
Net change in short-term investments	282	(175)
Operating cash flow provided (used)	183	(130)
Net change in cash	(1)	—
Net change in proceeds managed	$182	$(130)

Net change in liabilities
Liabilities for collateral, beginning of period	$(2,041)	$(1,891)
Liabilities for collateral, end of period	(1,859)	(2,021)
Operating cash flow (used) provided	$(182)	$130
42 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 15	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended September 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$482	$(105)	$377	$1,753	$(388)	$1,365
Less: reclassification adjustment of realized capital gains and losses	79	(17)	62	83	(17)	66
Unrealized net capital gains and losses	403	(88)	315	1,670	(371)	1,299
Unrealized foreign currency translation adjustments	51	(11)	40	18	(4)	14
Unamortized pension and other postretirement prior service credit (1)	(1)	—	(1)	—	—	—
Discount rate for reserve for future policy benefits	1	—	1	(46)	10	(36)
Other comprehensive income (loss)	$454	$(99)	$355	$1,642	$(365)	$1,277

	Nine months ended September 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,049	$(230)	$819	$1,118	$(253)	$865
Less: reclassification adjustment of realized capital gains and losses	(383)	80	(303)	(126)	26	(100)
Unrealized net capital gains and losses	1,432	(310)	1,122	1,244	(279)	965
Unrealized foreign currency translation adjustments	100	(21)	79	(1)	—	(1)
Unamortized pension and other postretirement prior service credit (1)	(1)	—	(1)	(2)	1	(1)
Discount rate for reserve for future policy benefits	(17)	4	(13)	(15)	3	(12)
Other comprehensive income (loss)	$1,514	$(327)	$1,187	$1,226	$(275)	$951
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

Third Quarter 2025 Form 10-Q 43

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Allstate Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2025, the related condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 5, 2025
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
Further analysis of our insurance segments Allstate Protection and Run-off Property-Liability, together Property-Liability Operations, and Protection Services, is provided in Management’s Discussion and Analysis (“MD&A”). The segments are consistent with the way in which the chief operating decision maker reviews financial performance and makes decisions about the allocation of resources. The dispositions of the employer voluntary benefits (“EVB”) and group health businesses did not qualify for discontinued operations. Starting in the third quarter of 2025, the Allstate Health and Benefits segment is no longer a reportable segment, with results of this segment recast to reflect only the results of the EVB and group health businesses. The retained individual health business, previously included in the Allstate Health and Benefits segment, is a non-reportable segment with results included in all other for all periods presented.
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability segments and adjusted net income for the Protection Services and Corporate segments. We use these measures in our evaluation of results of operations to analyze profitability.
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
Macroeconomic impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity, such as U.S. government fiscal and monetary policies, the Russia/Ukraine conflict, supply chain disruptions and labor shortages.
Tariffs Beginning on April 2, 2025, the U.S. government announced additional tariffs on goods imported to the U.S. We regularly evaluate scenarios to understand the potential impact of tariffs on our businesses and incorporate estimates of the impact into our development of reserves for claims. The evolving and uncertain global trade environment makes it difficult to predict the full effect on our business. The following factors may impact operations at levels beyond what we are currently observing:
•Higher new and used vehicle pricing and replacement parts, increasing claims costs in Allstate Protection and Dealer Services
•Increases in building material costs, driving increases in homeowners claim costs
•Lack of availability of replacement parts from disruption in global trade broadly impacting all businesses
•Fewer auto new issued applications due to lower new and used vehicle sales
•Reduced demand in Dealer Services due to lower new vehicle sales
•Lower premiums written from reduced U.S. retail sales in Protection Plans
•Higher claims costs at Protection Plans
•Bad debt and credit allowance exposure in all businesses
•Adverse impacts on investment valuations and liquidity for market-based and performance-based investments
This is not inclusive of all potential impacts and should not be treated as such.

Third Quarter 2025 Form 10-Q 45

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
Dispositions
On April 1, 2025, we closed the sale of American Heritage Life Insurance Company and American Heritage Service Company, comprising our employer voluntary benefits (“EVB”) business. We recorded a gain on the sale of $888 million or $641 million, after-tax for the nine months ended September 30, 2025.
On July 1, 2025, we closed the sale of Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the group health business. We recorded a gain on sale of approximately $722 million or $506 million, after-tax in the third quarter of 2025.
See Note 3 of the condensed consolidated financial statements for further information on the EVB and group health dispositions.
Highlights

Q1	Q2	Q3

Consolidated net income applicable to common shareholders
($ in millions)

Consolidated net income applicable to common shareholders increased $2.56 billion to $3.72 billion in the third quarter of 2025 and increased $3.71 billion to $6.36 billion in the first nine months of 2025 compared to the same periods of 2024, primarily due to higher underwriting income and gains on dispositions.

Total revenues
($ in millions)

Total revenues increased 3.8% to $17.26 billion in the third quarter of 2025 and increased 5.8% to $50.34 billion in the first nine months of 2025 compared to the same periods of 2024, primarily due to higher auto and homeowners insurance policies in force and premium rate increases.

Net investment income
($ in millions)

Net investment income increased $166 million to $949 million in the third quarter of 2025 and increased $298 million to $2.56 billion in the first nine months of 2025 compared to the same periods of 2024, primarily due to higher market-based and performance-based investment results.

46 www.allstate.com

Financial highlights
Investments totaled $82.33 billion as of September 30, 2025, increasing from $72.61 billion as of December 31, 2024.
Allstate shareholders’ equity was $27.51 billion as of September 30, 2025, increasing from $21.44 billion as of December 31, 2024, primarily due to net income and an increase in unrealized net capital gains on investments in 2025, partially offset by common share repurchases and dividends to shareholders.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $95.95 as of September 30, 2025, an increase of 36.4% from $70.35 as of September 30, 2024, and an increase of 32.6% from $72.35 as of December 31, 2024.
Return on average Allstate common shareholders’ equity for the twelve months ended September 30, 2025, was 37.2%, an increase of 11.1 points from 26.1% for the twelve months ended September 30, 2024. The increase was primarily due to higher net income applicable to common shareholders for the trailing twelve-month period ending September 30, 2025.
Summarized consolidated financial results

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Revenues
Property and casualty insurance premiums	$15,253	$14,333	$44,992	$41,797
Accident and health insurance premiums and contract charges	110	487	832	1,439
Other revenue	691	781	2,200	2,129
Net investment income	949	783	2,557	2,259
Net gains (losses) on investments and derivatives	252	243	(241)	(24)
Total revenues	17,255	16,627	50,340	47,600

Costs and expenses
Property and casualty insurance claims and claims expense	(8,654)	(10,409)	(29,718)	(30,711)
Accident, health and other policy benefits	(67)	(317)	(588)	(904)
Amortization of deferred policy acquisition costs	(2,101)	(2,037)	(6,264)	(5,977)
Operating, restructuring and interest expenses	(2,383)	(2,349)	(6,994)	(6,471)
Pension and other postretirement remeasurement gains (losses)	108	(26)	30	(15)
Amortization of purchased intangibles	(59)	(71)	(175)	(210)
Total costs and expenses	(13,156)	(15,209)	(43,709)	(44,288)

Gain on disposition of operations	720	—	1,610	—

Income from operations before income tax expense	4,819	1,418	8,241	3,312

Income tax expense	(1,075)	(254)	(1,802)	(603)

Net income	3,744	1,164	6,439	2,709

Less: Net loss attributable to noncontrolling interest	(2)	(26)	(11)	(30)

Net income attributable to Allstate	3,746	1,190	6,450	2,739

Preferred stock dividends	(29)	(29)	(88)	(88)

Net income applicable to common shareholders	$3,717	$1,161	$6,362	$2,651
Segment highlights
Allstate Protection underwriting income was $3.04 billion in the third quarter of 2025 compared to underwriting income of $555 million in the third quarter of 2024, due to lower catastrophe losses, increased premiums earned and the benefit of prior year reserve releases. Underwriting income totaled $4.69 billion in the first nine months of 2025 compared to underwriting income of $1.32 billion in the first nine months of 2024, due to increased premiums earned and the benefit of prior year reserve releases, partially offset by higher expenses.
Catastrophe losses were $558 million and $4.75 billion in the third quarter and first nine months of 2025, respectively, compared to $1.70 billion and $4.55 billion in the third quarter and first nine months of 2024, respectively.
Premiums written increased 6.3% to $15.63 billion in the third quarter of 2025 and increased 6.7% to $44.97 billion in the first nine months of 2025 compared to the same periods of 2024, reflecting higher auto and homeowners insurance policies in force and premium rate increases.
Third Quarter 2025 Form 10-Q 47

Protection Services adjusted net income was $46 million in the third quarter of 2025 compared to $58 million in the third quarter of 2024. Adjusted net income was $161 million the first nine months of 2025 compared to $167 million in the nine months of 2024. The decrease in both periods was primarily due to higher expenses at Arity and increased claims at Protection Plans, partially offset by premium growth at Protection Plans.
Premiums and other revenue increased 12.7% to $844 million the third quarter of 2025 and increased 13.5% to $2.45 billion in the first nine months of 2025 compared to the same periods of 2024, primarily due to growth at Protection Plans.
Income taxes The effective tax rate is the ratio of income tax expense (benefit) divided by income (loss) from operations before income tax expense. For the first nine months ended September 30, 2025, we reported an effective tax rate of 21.9% based on total income tax expense of $1.80 billion on total income from operations before income tax expense of $8.24 billion. The effective rate for the first nine months ended September 30, 2025, is higher than the federal statutory rate of 21%, primarily due to non-deductible goodwill and higher state income taxes arising from the sales of the EVB and group health businesses, offset by tax benefits derived from tax credits, tax-exempt interest income and share-based payments.
For the first nine months ended September 30, 2024, we reported an effective tax rate of 18.2% based on a total income tax expense of $603 million on income from operations before income tax benefit of $3.31 billion. The effective tax rate for the first nine months ended 2024 was lower than the federal statutory rate of 21% due to the additional tax benefit derived from tax credits, shared-based payments and tax-exempt interest income.

Reconciliation of the statutory federal income tax rate to the effective income tax rate
	Three months ended September 30,				Nine months ended September 30,
($ in millions)	2025		2024		2025		2024
Income (loss) before income taxes	$4,819		$1,418		$8,241		$3,312

Statutory federal income tax rate on income from operations	$1,012	21.0%	$298	21.0%	$1,731	21.0%	$696	21.0%
Non-deductible goodwill (1)	42	0.9	—	—	94	1.1	—	—
State income taxes	58	1.2	12	0.8	86	1.0	31	0.9
Change in valuation allowance	1	—	4	0.3	3	—	(2)	(0.1)
Tax credits	(21)	(0.4)	(19)	(1.3)	(49)	(0.6)	(45)	(1.3)
Tax-exempt income	(8)	(0.2)	(8)	(0.6)	(27)	(0.3)	(19)	(0.5)
Share-based payments	(3)	(0.1)	(15)	(1.0)	(23)	(0.2)	(29)	(0.9)
Uncertain tax positions	—	—	(3)	(0.2)	(14)	(0.1)	(3)	(0.1)
Other	(6)	(0.1)	(15)	(1.1)	1	—	(26)	(0.8)
Effective income tax rate on income from operations	$1,075	22.3%	$254	17.9%	$1,802	21.9%	$603	18.2%
(1)The sales of the employer voluntary benefits and group health businesses on April 1, 2025 and July 1, 2025, respectively, resulted in the disposal of non-deductible goodwill.
On July 4, 2025, H.R. 1 was signed into law, making a number of changes to the U.S. tax code. The legislation makes many provisions permanent that were originally enacted under the 2017 Tax Cuts and Jobs Act, in addition to implementing new measures that directly affect corporate taxpayers. Key provisions include the permanent reinstatement of full and immediate expensing for domestic research and development expenditures, new limitations on the deductibility of corporate charitable contributions, and a substantial rollback of renewable energy tax credits, including transferability of certain energy-related credits, while at the same time expanding availability of tax incentives for affordable housing developments. These changes do not have a significant impact to our consolidated financial statements.
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

Third Quarter 2025 Form 10-Q 49

Property-Liability Operations

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions, except ratios)	2025	2024	2025	2024
Premiums written	$15,630	$14,707	$44,974	$42,169

Premiums earned	$14,533	$13,694	$42,906	$39,933
Other revenue	518	531	1,510	1,402
Claims and claims expense	(8,466)	(10,249)	(29,210)	(30,247)
Amortization of DAC	(1,757)	(1,696)	(5,231)	(4,977)
Other costs and expenses	(1,873)	(1,710)	(5,259)	(4,664)
Restructuring and related charges	(15)	(23)	(44)	(45)
Amortization of purchased intangibles	(46)	(52)	(138)	(154)
Underwriting income	$2,894	$495	$4,534	$1,248

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$586	$1,717	$4,788	$4,868
Catastrophe reserve reestimates (1)	(28)	(14)	(38)	(314)
Total catastrophe losses	$558	$1,703	$4,750	$4,554

Non-catastrophe reserve reestimates (1)	$(396)	$45	$(1,007)	$(8)
Prior year reserve reestimates (1)	(424)	31	(1,045)	(322)

GAAP operating ratios
Loss ratio	58.3	74.9	68.1	75.8
Expense ratio (2)	21.8	21.5	21.3	21.1
Combined ratio	80.1	96.4	89.4	96.9
Effect of catastrophe losses on combined ratio	3.8	12.4	11.1	11.4
Effect of prior year reserve reestimates on combined ratio	(2.9)	0.3	(2.5)	(0.8)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	(0.2)	(0.1)	(0.1)	(0.8)
Effect of restructuring and related charges on combined ratio	0.1	0.1	0.1	0.1
Effect of amortization of purchased intangibles on combined ratio	0.3	0.4	0.3	0.4
Effect of Run-off Property-Liability business on combined ratio	1.0	0.5	0.3	0.2
(1)Reserve releases are shown in parentheses.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
50 www.allstate.com

Allstate Protection Segment Results
Allstate Protection Segment

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Premiums written	$15,630	$14,707	$44,974	$42,169

Premiums earned	$14,533	$13,694	$42,906	$39,933
Other revenue	518	531	1,510	1,402
Claims and claims expense	(8,320)	(10,190)	(29,059)	(30,182)
Amortization of DAC	(1,757)	(1,696)	(5,231)	(4,977)
Other costs and expenses	(1,873)	(1,709)	(5,257)	(4,661)
Restructuring and related charges	(15)	(23)	(44)	(45)
Amortization of purchased intangibles	(46)	(52)	(138)	(154)
Underwriting income	$3,040	$555	$4,687	$1,316

Catastrophe losses	$558	$1,703	$4,750	$4,554
Underwriting income was $3.04 billion in the third quarter of 2025 compared to underwriting income of $555 million in the third quarter of 2024, due to lower catastrophe losses, increased premiums earned and the benefit of prior year reserve releases. Underwriting income increased $3.37 billion to $4.69 billion in the first nine months of 2025 compared to the first nine months of 2024, due to increased premiums earned and the benefit of prior year reserve releases, partially offset by higher expenses.

Change in underwriting results from prior year period - three months ended
($ in millions)

Change in underwriting results from prior year period - nine months ended
($ in millions)

Third Quarter 2025 Form 10-Q 51

Segment Results Allstate Protection

Underwriting income (loss)
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Auto	$1,726	$486	$3,873	$1,207
Homeowners	1,107	60	580	249
Other personal lines	61	(18)	(15)	(66)
Commercial lines	93	(16)	92	(224)
Other business lines (1)	52	40	147	140
Answer Financial	1	3	10	10
Total	$3,040	$555	$4,687	$1,316
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

Premiums written
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Auto	$9,869	$9,539	$29,250	$28,180
Homeowners	4,607	4,073	12,455	10,792
Other personal lines	887	817	2,481	2,322
Commercial lines	101	104	295	411
Other business lines	166	174	493	464
Total premiums written	$15,630	$14,707	$44,974	$42,169

Premiums earned
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Auto	$9,593	$9,270	$28,468	$27,127
Homeowners	3,880	3,403	11,308	9,812
Other personal lines	800	718	2,320	2,078
Commercial lines	99	151	316	478
Other business lines	161	152	494	438
Total premiums earned	$14,533	$13,694	$42,906	$39,933

Reconciliation of premiums written to premiums earned
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Total premiums written	$15,630	$14,707	$44,974	$42,169
(Increase) decrease in unearned premiums	(1,119)	(1,075)	(2,158)	(2,233)
Other	22	62	90	(3)
Total premiums earned	$14,533	$13,694	$42,906	$39,933

Policies in force
	As of September 30,
(In thousands)	2025	2024
Auto	25,332	24,998
Homeowners	7,642	7,483
Other personal lines	4,908	4,877
Commercial lines	174	238
Total	38,056	37,596
52 www.allstate.com

Allstate Protection Segment Results
Auto insurance premiums written increased 3.5% or $330 million in the third quarter of 2025 and increased 3.8% or $1.07 billion in the first nine months of 2025 compared to the same periods of 2024, primarily due to the following factors:
•Rate increases that have moderated as we focus on growth and continued rollout of Affordable, Simple and Connected auto products. In the nine months ended September 30, 2025, rate increases of 3.6% were implemented in 52 locations, resulting in total insurance premium impact of 2.4%
•PIF increased 1.3% or 334 thousand to 25,332 thousand as of September 30, 2025 compared to September 30, 2024
•Increased new issued applications in all channels
•In locations not achieving acceptable returns, we expect to continue to pursue targeted rate increases. In states where we are achieving acceptable returns, we will focus on implementing rates to keep pace with increasing costs and explore opportunities for rate investments towards growth

Auto premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	823	675	21.9%	2,335	1,908	22.4%
Independent agency	696	597	16.6	2,067	1,714	20.6
Direct	809	620	30.5	2,274	1,668	36.3
Total new issued applications	2,328	1,892	23.0%	6,676	5,290	26.2%

Allstate brand average premium	$853	$852	0.1%	$852	$839	1.5%
Homeowners insurance premiums written increased 13.1% or $534 million in the third quarter of 2025 and increased 15.4% or $1.66 billion in the first nine months of 2025 compared to the same periods of 2024, primarily due to the following factors:
•Higher Allstate brand average premiums from implemented rate increases and inflation in insured home replacement costs and other aging factor adjustments, combined with policies in force growth
•In the nine months ended September 30, 2025, rate increases of 8.0% were implemented in 44 locations, resulting in total estimated insurance premium impact of 4.3%, excluding the impact of changes in insured home replacement costs
•PIF increased 2.1% or 159 thousand to 7,642 thousand as of September 30, 2025 compared to September 30, 2024, primarily in the direct and exclusive agency channels, partially offset in the independent agency channel
•Increased new issued applications in direct and exclusive agency channels
We are not writing new homeowners business in Florida. We are also non-renewing certain policies in Florida. We may not be able to grow in certain states without regulatory or legislative reforms that enable customers to be provided coverage at appropriate risk adjusted returns.

Homeowners premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	262	260	0.8%	745	719	3.6%
Independent agency	41	63	(34.9)	136	172	(20.9)
Direct	69	39	76.9	164	96	70.8
Total new issued applications	372	362	2.8%	1,045	987	5.9%

Allstate brand average premium	$2,296	$2,050	12.0%	$2,262	$1,991	13.6%
Other personal lines premiums written increased 8.6% or $70 million in the third quarter of 2025 and increased 6.8% or $159 million in the first nine months of 2025 compared to the same periods of 2024, primarily due to increases in landlords and personal umbrella policies, partially offset by a decrease in auto assigned risk policies purchased from other carriers. We are not writing new condominium business in Florida, and we are non-renewing certain policies in Florida.
Commercial lines premiums written decreased 2.9% or $3 million in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by the run-off of Allstate brand, partially offset by growth in National General brand. Commercial lines premiums written decreased 28.2% or $116 million in the first nine months of 2025 compared to the first nine months of 2024, primarily due to the strategic decision for the Allstate brand to stop writing new business and non-renew policies. We are committed to
Third Quarter 2025 Form 10-Q 53

Segment Results Allstate Protection
offering comprehensive commercial products to customers through our exclusive agency, independent agency and direct channels. These offerings include solutions from National General as well as brokered products tailored to meet diverse needs across our business customers.
Other business lines premiums written decreased 4.6% or $8 million in the third quarter of 2025 compared to the third quarter of 2024, due to lower lender-placed auto premiums. Other business lines premiums written increased 6.3% or $29 million in the first nine months of 2025 compared to the first nine months of 2024, due to growth in the lender-placed homeowners business.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity changes are used to describe the trends in loss costs.

Combined ratios
	Loss ratio		Expense ratio (3)		Combined ratio
	2025	2024	2025	2024	2025	2024
Three months ended September 30,
Auto	60.6	71.9	21.4	22.9	82.0	94.8
Homeowners	48.5	76.3	23.0	21.9	71.5	98.2
Other personal lines (1)	75.1	96.2	17.3	6.3	92.4	102.5
Commercial lines	(19.2)	84.8	25.3	25.8	6.1	110.6
Other business lines (2)	27.9	72.4	39.8	1.3	67.7	73.7

Total	57.3	74.4	21.8	21.5	79.1	95.9
Impact of amortization of purchased intangibles			0.3	0.4	0.3	0.4
Impact of restructuring and related charges			0.1	0.1	0.1	0.1

Nine months ended September 30,
Auto	64.9	73.8	21.5	21.8	86.4	95.6
Homeowners	73.4	75.9	21.5	21.6	94.9	97.5
Other personal lines (1)	83.9	91.5	16.7	11.7	100.6	103.2
Commercial lines	42.7	120.1	28.2	26.8	70.9	146.9
Other business lines (2)	38.8	55.7	31.4	12.3	70.2	68.0

Total	67.8	75.6	21.3	21.1	89.1	96.7
Impact of amortization of purchased intangibles			0.3	0.4	0.3	0.4
Impact of restructuring and related charges			0.1	0.1	0.1	0.1
(1)Expense ratio includes other revenue of $43 million and $134 million for the three and nine months ended September 30, 2025, respectively, compared to $97 million and $161 million for the three and nine months ended September 30, 2024, respectively, for fees on auto assigned risk policies.
(2)Expense ratio includes profit-sharing commissions on lender-placed business, which decreased in 2024 due to higher losses and increased in 2025 as losses declined.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
54 www.allstate.com

Allstate Protection Segment Results

Loss ratios
	Loss ratio		Effect of catastrophe losses (1) (2)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2025	2024	2025	2024	2025	2024	2025	2024
Three months ended September 30,
Auto	60.6	71.9	0.7	3.0	(5.0)	(0.7)	—	(0.1)
Homeowners	48.5	76.3	12.3	36.2	(1.4)	(0.4)	(0.4)	—
Other personal lines	75.1	96.2	1.0	23.8	8.3	7.1	(0.7)	(0.4)
Commercial lines	(19.2)	84.8	(3.0)	5.3	(85.9)	0.7	(5.1)	—
Other business lines	27.9	72.4	3.1	9.2	(8.7)	(1.9)	—	—
Total	57.3	74.4	3.8	12.4	(3.9)	(0.2)	(0.2)	(0.1)

Nine months ended September 30,
Auto	64.9	73.8	1.7	2.7	(4.1)	(1.1)	(0.1)	(0.1)
Homeowners	73.4	75.9	34.6	34.7	(0.3)	(3.9)	—	(2.8)
Other personal lines	83.9	91.5	12.2	17.0	6.1	7.9	(0.4)	(0.3)
Commercial lines	42.7	120.1	0.6	2.9	(32.9)	33.3	—	(1.0)
Other business lines	38.8	55.7	11.7	9.8	(7.9)	0.2	—	—
Total	67.8	75.6	11.1	11.4	(2.8)	(1.0)	(0.1)	(0.8)
(1)The ten-year average effect of total catastrophe losses on the total combined ratio was 8.6 points and 10.3 points in the third quarter and first nine months of 2025, respectively.
(2)The ten-year average effect of homeowners catastrophe losses on the total homeowners combined ratio was 24.8 points and 32.9 points in the third quarter and first nine months of 2025, respectively.
Auto loss ratio decreased 11.3 points in the third quarter of 2025 and decreased 8.9 points in the first nine months of 2025 compared to the same periods of 2024, driven by increased earned premiums, lower claim frequency and the benefit of prior year non-catastrophe reserve releases. Estimated report year 2025 incurred claim severity for Allstate brand increased compared to report year 2024 for major coverages due to higher repair costs, mix of total loss frequency, medical consumption and attorney representation. Gross claim frequency decreased relative to the prior year. We continue to enhance our claims practices to manage loss costs by increasing resources and expanding re-inspections and accelerating resolution of bodily injury claims.
Homeowners loss ratio decreased 27.8 points in the third quarter of 2025 compared to the third quarter of 2024, primarily due to lower catastrophe losses and increased premiums earned. Homeowners loss ratio decreased 2.5 points in the first nine months of 2025 compared to the first nine months of 2024, primarily due to increased premiums earned, partially offset by higher losses.
Gross claim frequency, excluding catastrophes, decreased in the third quarter and first nine months of 2025 compared to the same periods of 2024. Paid claim severity, excluding catastrophes, increased in the third quarter and first nine months of 2025 compared to the same periods of 2024, due to a mix of fire and wind/hail perils. Homeowners paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio decreased 21.1 points in the third quarter of 2025 compared to the third quarter of 2024, primarily due to lower losses and increased premiums earned. Other personal lines loss ratio decreased 7.6 points in the first nine months of 2025 compared to the first nine months of 2024, primarily due to increased premiums earned, partially offset by higher non-catastrophe losses.
Commercial lines loss ratio decreased 104.0 points in the third quarter of 2025 and decreased 77.4 points in the first nine months of 2025 compared to the same periods of 2024, primarily due to the benefit of prior year reserve releases and lower losses, partially offset by a decrease in premiums earned driven by the strategic decision for the Allstate brand to stop writing new business and non-renew policies.
Other business lines loss ratio decreased 44.5 points in the third quarter of 2025 compared to the third quarter of 2024, primarily due to lower losses and the benefit of prior year reserve releases. Other business lines loss ratio decreased 16.9 points in the first nine months of 2025 compared to the first nine months of 2024, primarily due to the benefit of prior year non-catastrophe reserve releases.
Catastrophe losses decreased $1.15 billion to $558 million in the third quarter of 2025 compared to the third quarter of 2024, primarily due to fewer and less severe events as well as the absence of any hurricanes and tropical storms. Catastrophe losses increased $196 million to $4.75 billion in the first nine months of 2025 compared to the first nine months of 2024.
We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1 million and involves multiple first party policyholders, or a winter weather event that produces a number of claims in excess of a preset, per-event
Third Quarter 2025 Form 10-Q 55

Segment Results Allstate Protection
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

Catastrophe losses by the type of event
	Three months ended September 30,				Nine months ended September 30,
($ in millions)	Number of events	2025	Number of events	2024	Number of events	2025		Number of events	2024
Hurricanes/tropical storms	—	$—	5	$953	—	$—		5	$953
Tornadoes	—	—	—	—	—	—		1	57
Wind/hail	35	649	39	666	85	3,746		98	3,638
Wildfires	1	3	5	25	4	1,092		8	54
Freeze/other events	1	2	1	3	1	2		2	166
Prior year reserve reestimates (1)		(19)		(14)		31			(314)
Prior year aggregate reinsurance recoveries		(9)		—		(69)			—
Current year aggregate reinsurance recoveries		(4)		—		(52)			—
Prior quarter reserve reestimates		(64)		70		—			—
Total catastrophe losses	37	$558	50	$1,703	90	$4,750	(2)	114	$4,554
(1)Includes reinsurance recoveries.
(2)Gross losses before reinsurance recoverables and reinstatement premiums were $6.01 billion.
Catastrophe reinsurance The catastrophe reinsurance program is part of our catastrophe management strategy, which is intended to provide shareholders with long-term returns on the risks assumed in our property business, reduce earnings volatility, and provide protection to our customers. The current catastrophe reinsurance program supports our risk and return framework which incorporates robust economic capital modeling and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires. As of September 30, 2025, the modeled 1-in-100 annual aggregate probable maximum loss for hurricane, earthquake and wildfire perils is approximately $3.1 billion, net of reinsurance. We continually review our aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the third quarter and first nine months of 2025 was $352 million and $914 million, respectively, compared to $298 million and $880 million in the third quarter and first nine months of 2024. Catastrophe placement premiums reduce net written and earned premium with approximately 82% of the reduction related to homeowners premium.
Prior year reserve reestimates Reserve reestimates, including catastrophes, decreased reserves by $570 million and $1.20 billion in the third quarter and first nine months of 2025, respectively. Reserve reestimates primarily related to favorable severity development of $284 million and $565 million in personal auto injury coverage and $196 million and $568 million in personal auto physical damage coverage in the third quarter and first nine months of 2025, respectively.
56 www.allstate.com

Allstate Protection Segment Results
For a more detailed discussion on reinsurance and reserve reestimates, see Note 9 of the condensed consolidated financial statements.

Prior year reserve reestimates
	Three months ended September 30,				Nine months ended September 30,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)		Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2025	2024	2025	2024	2025	2024	2025	2024
Auto	$(483)	$(65)	(3.3)	(0.5)	$(1,163)	$(319)	(2.7)	(0.8)
Homeowners	(54)	(12)	(0.4)	(0.1)	(32)	(392)	(0.1)	(1.0)
Other personal lines	66	51	0.5	0.4	142	164	0.3	0.4
Commercial lines	(85)	1	(0.6)	—	(104)	159	(0.2)	0.4
Other business lines	(14)	(3)	(0.1)	—	(39)	1	(0.1)	—
Total Allstate Protection	$(570)	$(28)	(3.9)	(0.2)	$(1,196)	$(387)	(2.8)	(1.0)
(1)Reserve releases are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.
Expense ratio increased 0.3 points and increased 0.2 points in the third quarter and first nine months of 2025, respectively, compared to the same periods of 2024, primarily due to an increase in advertising costs, higher expenses for lender-placed business and lower fees on involuntary auto policies included in other revenue, partially offset by higher earned premium growth relative to costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,			Nine months ended September 30,
($ in millions, except ratios)	2025	2024	Change	2025	2024	Change
Amortization of DAC	$1,757	$1,696	$61	$5,231	$4,977	$254
Advertising expense	575	519	56	1,540	1,204	336
Other costs and expenses, net of other revenue	780	659	121	2,207	2,055	152
Amortization of purchased intangibles	46	52	(6)	138	154	(16)
Restructuring and related charges	15	23	(8)	44	45	(1)
Total underwriting expenses	$3,173	$2,949	$224	$9,160	$8,435	$725

Premiums earned	$14,533	$13,694	$839	$42,906	$39,933	$2,973

Expense ratio
Amortization of DAC	12.1	12.4	(0.3)	12.2	12.5	(0.3)
Advertising expense	4.0	3.8	0.2	3.6	3.0	0.6
Other costs and expenses, net of other revenue	5.3	4.8	0.5	5.1	5.1	—
Subtotal	21.4	21.0	0.4	20.9	20.6	0.3
Amortization of purchased intangibles	0.3	0.4	(0.1)	0.3	0.4	(0.1)
Restructuring and related charges	0.1	0.1	—	0.1	0.1	—
Total expense ratio	21.8	21.5	0.3	21.3	21.1	0.2
Third Quarter 2025 Form 10-Q 57

Segment Results Run-off Property-Liability
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Claims and claims expense
Asbestos claims	$(62)	$(19)	$(62)	$(19)
Environmental claims	(27)	(10)	(27)	(10)
Other run-off lines	(57)	(30)	(62)	(36)
Total claims and claims expense	$(146)	$(59)	$(151)	$(65)
Operating costs and expenses	—	(1)	(2)	(3)
Underwriting loss	$(146)	$(60)	$(153)	$(68)
Annual reserve review In the third quarter of 2025 and 2024, we performed our annual reserve review using established industry and actuarial best practices. The annual review resulted in reserve reestimates that increased reserves by $146 million and $58 million in 2025 and 2024, respectively. The reserve reestimates are included as part of claims and claims expense.
The reserve reestimates in 2025 primarily related to new reported information for asbestos claims, new reported claims for environmental and other mass tort claims and increased projections for claims expenses.
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

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	September 30, 2025	December 31, 2024
Asbestos claims
Gross reserves	$1,125	$1,124
Reinsurance	(335)	(350)
Net reserves	790	774
Environmental claims
Gross reserves	322	320
Reinsurance	(59)	(61)
Net reserves	263	259
Other run-off claims
Gross reserves	461	439
Reinsurance	(38)	(58)
Net reserves	423	381
Total
Gross reserves	1,908	1,883
Reinsurance	(432)	(469)
Net reserves	$1,476	$1,414
58 www.allstate.com

Run-off Property-Liability Segment Results

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	September 30, 2025	December 31, 2024
Direct excess commercial insurance
Gross reserves	$1,095	$1,082
Reinsurance	(351)	(363)
Net reserves	744	719
Assumed reinsurance coverage
Gross reserves	604	581
Reinsurance	(55)	(54)
Net reserves	549	527
Direct primary commercial insurance
Gross reserves	100	133
Reinsurance	(25)	(51)
Net reserves	75	82
Unallocated loss adjustment expenses
Gross reserves	109	87
Reinsurance	(1)	(1)
Net reserves	108	86
Total
Gross reserves	1,908	1,883
Reinsurance	(432)	(469)
Net reserves	$1,476	$1,414

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	September 30, 2025		December 31, 2024
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	58%	42%	58%	42%
Ceded (2)	66	34	62	38
Assumed reinsurance coverage
Gross reserves	33	67	34	66
Ceded	44	56	51	49
Direct primary commercial insurance
Gross reserves	39	61	54	46
Ceded	73	27	87	13
(1)Approximately 65% of gross case reserves as of September 30, 2025 and December 31, 2024 are subject to settlement agreements that define and limit our obligations.
(2)Approximately 72% of ceded case reserves as of September 30, 2025 and December 31, 2024 are subject to settlement agreements that define and limit our obligations.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Direct excess commercial insurance
Gross (1)	$14	$19	$74	$51
Ceded (2)	(6)	(7)	(27)	(20)
Assumed reinsurance coverage
Gross	21	6	37	33
Ceded	(5)	1	(6)	(1)
Direct primary commercial insurance
Gross	2	1	4	4
Ceded	(1)	(1)	(2)	(2)
(1)In the third quarter and first nine months of 2025, 81% and 90% of payments related to settlement agreements, respectively, compared to 94% and 89% in the third quarter and first nine months of 2024, respectively.
(2)In the third quarter and first nine months of 2025, 84% and 91% of payments related to settlement agreements, respectively, compared to 98% and 95% in the third quarter and first nine months of 2024, respectively.
Third Quarter 2025 Form 10-Q 59

Segment Results Run-off Property-Liability
Total net reserves as of September 30, 2025, included $773 million or 52% of estimated IBNR reserves compared to $723 million or 51% of estimated IBNR reserves as of December 31, 2024.
Total gross payments were $37 million and $115 million for the third quarter and first nine months of 2025, respectively, compared to $26 million and $88 million for the third quarter and first nine months of 2024, respectively. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $9 million and $25 million for the third quarter and first nine months of 2025, respectively, compared to $5 million and $31 million for the third quarter and first nine months of 2024, respectively.

60 www.allstate.com

Protection Services Segment Results
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Premiums written	$749	$678	$2,139	$1,981

Revenues
Premiums	$720	$639	$2,086	$1,864
Other revenue	124	110	363	293
Intersegment insurance premiums and service fees (1)	33	49	106	123
Net investment income	25	24	74	68

Costs and expenses
Claims and claims expense	(193)	(166)	(524)	(481)
Amortization of DAC	(337)	(304)	(983)	(889)
Operating costs and expenses	(310)	(280)	(909)	(760)
Restructuring and related charges	(1)	—	(2)	(1)

Income tax expense on operations	(16)	(15)	(51)	(51)

Less: noncontrolling interest	(1)	(1)	(1)	(1)

Adjusted net income	$46	$58	$161	$167

Protection Plans	$34	$39	$130	$120
Roadside	12	10	34	29
Dealer Services	6	5	14	17
Identity Protection	2	3	5	6
Arity	(8)	1	(22)	(5)
Adjusted net income	$46	$58	$161	$167

Policies in force
Protection Plans			163,451	156,818
Roadside			1,119	670
Dealer Services			3,681	3,703
Identity Protection			2,694	2,538
Policies in force as of September 30 (in thousands)			170,945	163,729
(1)Primarily related to Arity and Roadside and are eliminated in our condensed consolidated financial statements.
Premiums written increased 10.5% or $71 million in the third quarter of 2025 and increased 8.0% or $158 million in the first nine months of 2025 compared to the same periods of 2024, primarily due to international growth at Protection Plans.
Adjusted net income decreased 20.7% or $12 million in the third quarter of 2025 and decreased 3.6% or $6 million in the first nine months of 2025 compared to the same periods of 2024, primarily due to higher expenses at Arity and increased claims at Protection Plans, partially offset by premium growth at Protection Plans.
PIF increased 4.4% or 7 million as of September 30, 2025 compared to September 30, 2024 due to growth at Protection Plans.
Other revenue increased 12.7% or $14 million in the third quarter of 2025 and increased 23.9% or $70 million in the first nine months of 2025 compared to the same periods of 2024, primarily due to higher lead generation revenue at Arity.
Intersegment premiums and service fees decreased 32.7% or $16 million in the third quarter of 2025 and decreased 13.8% or $17 million in the first nine months of 2025 compared to the same periods of 2024, primarily driven by Arity and Roadside.
Claims and claims expense increased 16.3% or $27 million in the third quarter of 2025 and increased 8.9% or $43 million in the first nine months of 2025 compared to the same periods of 2024, primarily driven by growth at Protection Plans.
Amortization of DAC increased 10.9% or $33 million in the third quarter of 2025 and increased 10.6% or $94 million in the first nine months of 2025 compared to the same periods of 2024, driven by growth at Protection Plans.
Third Quarter 2025 Form 10-Q 61

Segment Results Protection Services
Operating costs and expenses increased 10.7% or $30 million in the third quarter of 2025 and increased 19.6% or $149 million in the first nine months of 2025 compared to the same periods of 2024, primarily due to expenses related to growth at Protection Plans and Arity.
62 www.allstate.com

Investments
Investments

Portfolio composition and strategy (1)
	September 30, 2025
($ in millions)	Property-Liability	Protection Services	Corporate and all other	Total
Fixed income securities (2)	$51,615	$1,825	$3,746	$57,186
Equity securities (3)	4,430	406	502	5,338
Mortgage loans, net	831	—	—	831
Limited partnership interests	9,205	—	8	9,213
Short-term investments (4)	7,292	270	1,181	8,743
Other investments, net	1,017	—	—	1,017
Total	$74,390	$2,501	$5,437	$82,328
Percent to total	90.4%	3.0%	6.6%	100.0%

Market-based	$64,298	$2,461	$5,208	$71,967
Performance-based	10,092	40	229	10,361
Total	$74,390	$2,501	$5,437	$82,328
(1)    Balances reflect the elimination of related-party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $51.19 billion, $1.81 billion, $3.73 billion and $56.73 billion for Property-Liability, Protection Services, Corporate and all other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of September 30, 2025, was $395 million in excess of cost. These net gains were primarily concentrated in the technology, equity index funds and banking sectors. Equity securities include $1.34 billion of funds with underlying investments in fixed income and short-term securities as of September 30, 2025.
(4)    Short-term investments are carried at fair value.
Investments totaled $82.33 billion as of September 30, 2025, increasing from $72.61 billion as of December 31, 2024, primarily due to operating and investment cash flows.
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
Macroeconomic impacts We continually monitor the macroeconomic environment through our integrated Enterprise Risk and Return Management framework. In the third quarter of 2025, we increased the allocation of enterprise economic capital to the investment portfolio in response to evolving market conditions. Actions included lengthening the fixed income portfolio duration and increasing exposure to public equity securities and high yield bonds.
Third Quarter 2025 Form 10-Q 63

Investments

Portfolio composition by investment strategy
	September 30, 2025
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$57,037	$149	$57,186
Equity securities	4,762	576	5,338
Mortgage loans, net	831	—	831
Limited partnership interests	232	8,981	9,213
Short-term investments	8,742	1	8,743
Other investments, net	363	654	1,017
Total	$71,967	$10,361	$82,328
Percent to total	87.4%	12.6%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$454	$—	$454
Other investments	(2)	—	(2)
Total	$452	$—	$452
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	September 30, 2025	December 31, 2024
U.S. government and agencies	$13,525	$11,108
Municipal	6,226	8,842
Corporate	32,880	30,192
Foreign government	1,435	1,364
Asset-backed securities (“ABS”)	986	1,145
Mortgage-backed securities (“MBS”)	2,134	96
Total fixed income securities	$57,186	$52,747
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
As of September 30, 2025, 91.5% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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
64 www.allstate.com

Investments

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	September 30, 2025
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$13,525	$35	$—	$—	$—	$—
Municipal	6,094	(32)	130	(1)	—	—
Corporate
Public	6,677	116	14,552	137	554	5
Privately placed	2,851	30	4,018	51	2,433	31
Total corporate	9,528	146	18,570	188	2,987	36
Foreign government	1,435	13	—	—	—	—
ABS	880	1	33	—	25	—
MBS	2,134	32	—	—	—	—
Total fixed income securities	$33,596	$195	$18,733	$187	$3,012	$36

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$13,525	$35
Municipal	—	—	2	1	6,226	(32)
Corporate
Public	104	1	—	—	21,887	259
Privately placed	1,560	27	131	(2)	10,993	137
Total corporate	1,664	28	131	(2)	32,880	396
Foreign government	—	—	—	—	1,435	13
ABS	1	—	47	9	986	10
MBS	—	—	—	—	2,134	32
Total fixed income securities	$1,665	$28	$180	$8	$57,186	$454
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
Equity securities of $5.34 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and REITs. Exchange traded and mutual funds that have fixed income and short-term securities as their underlying investments total $1.34 billion as of September 30, 2025. Sector exposure within exchange traded and mutual funds align with the respective tracked indices.
Mortgage loans of $831 million comprise loans secured by first mortgages on developed commercial real estate of $680 million and residential mortgage loans of $151 million. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the condensed consolidated financial statements.
Limited partnership interests include $7.52 billion of interests in private equity funds, $1.47 billion of interests in real estate funds and $232 million of interests in other funds as of September 30, 2025. We have commitments to invest additional amounts in limited partnership interests totaling $3.26 billion as of September 30, 2025.
Other investments include $383 million of bank loans, net and $621 million of direct investments in real estate as of September 30, 2025.
Third Quarter 2025 Form 10-Q 65

Investments

Unrealized net capital gains (losses)
	September 30,	December 31,
($ in millions)	2025	2024
U.S. government and agencies	$35	$(315)
Municipal	(32)	(143)
Corporate	396	(438)
Foreign government	13	12
ABS	10	15
MBS	32	—
Fixed income securities	454	(869)
Short-term investments	—	(2)
Derivatives	(2)	(2)
Investments classified as held for sale	—	(110)
Unrealized net capital gains and losses, pre-tax	$452	$(983)

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
September 30, 2025
Corporate
Banking	$4,335	$98	$(19)	$4,414
Basic industry	1,097	19	(8)	1,108
Capital goods	2,996	66	(26)	3,036
Communications	2,268	48	(20)	2,296
Consumer goods (cyclical and non-cyclical)	6,905	132	(57)	6,980
Energy	2,806	61	(16)	2,851
Financial services	2,752	45	(25)	2,772
Technology	3,469	53	(41)	3,481
Transportation	756	15	(5)	766
Utilities	4,617	112	(31)	4,698
Other	483	7	(12)	478
Total corporate fixed income portfolio	32,484	656	(260)	32,880
U.S. government and agencies	13,490	55	(20)	13,525
Municipal	6,258	67	(99)	6,226
Foreign government	1,422	23	(10)	1,435
ABS	976	13	(3)	986
MBS	2,102	34	(2)	2,134
Total fixed income securities	$56,732	$848	$(394)	$57,186

December 31, 2024
Corporate
Banking	$4,194	$38	$(63)	$4,169
Basic industry	833	6	(21)	818
Capital goods	2,706	25	(62)	2,669
Communications	2,364	16	(73)	2,307
Consumer goods (cyclical and non-cyclical)	6,674	51	(165)	6,560
Energy	2,771	32	(50)	2,753
Financial services	2,104	17	(53)	2,068
Technology	2,613	18	(94)	2,537
Transportation	815	7	(19)	803
Utilities	5,125	56	(89)	5,092
Other	431	6	(21)	416
Total corporate fixed income portfolio	30,630	272	(710)	30,192
U.S. government and agencies	11,423	15	(330)	11,108
Municipal	8,985	33	(176)	8,842
Foreign government	1,352	22	(10)	1,364
ABS	1,130	19	(4)	1,145
MBS	96	—	—	96
Total fixed income securities	$53,616	$361	$(1,230)	$52,747
66 www.allstate.com

Investments
In general, gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Equity securities by sector
	September 30, 2025			December 31, 2024
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$157	$43	$200	$119	$41	$160
Basic industry	50	5	55	39	(2)	37
Capital goods	222	8	230	201	(23)	178
Communications	188	35	223	142	25	167
Consumer goods	551	(5)	546	462	(25)	437
Energy	99	7	106	88	1	89
Financial services	203	15	218	332	6	338
REITs	128	29	157	159	17	176
Technology	1,019	173	1,192	746	88	834
Transportation	23	3	26	27	1	28
Utilities	109	6	115	92	1	93
Other	8	(3)	5	6	(2)	4
Directly held equity securities	2,757	316	3,073	2,413	128	2,541
Funds
Equities	856	66	922	1,077	22	1,099
Fixed income and short-term	1,328	13	1,341	838	(16)	822
Other	2	—	2	1	—	1
Total funds	2,186	79	2,265	1,916	6	1,922
Total equity securities	$4,943	$395	$5,338	$4,329	$134	$4,463

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Fixed income securities	$634	$587	$1,844	$1,684
Equity securities	19	17	56	50
Mortgage loans	11	9	30	27
Limited partnership interests	226	138	494	440
Short-term investments	104	87	273	216
Other investments	26	25	71	71
Investment income, before expense	1,020	863	2,768	2,488
Investment expense
Investee level expenses	(13)	(12)	(34)	(36)
Securities lending expense	(21)	(28)	(64)	(80)
Operating costs and expenses	(37)	(40)	(113)	(113)
Total investment expense	(71)	(80)	(211)	(229)
Net investment income	$949	$783	$2,557	$2,259

Market-based	$780	$708	$2,232	$2,001
Performance-based	240	155	536	487
Investment income, before expense	$1,020	$863	$2,768	$2,488
Net investment income increased 21.2% or $166 million in the third quarter of 2025 and increased 13.2% or $298 million in the first nine months of 2025 compared to the same periods of 2024. Net investment income increase included higher market-based income resulting from higher average investment balances and elevated fixed income yields. Performance-based investment results reflected broad-based valuation gains across private equity and real estate holdings.
Third Quarter 2025 Form 10-Q 67

Investments

Performance-based investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Private equity	$197	$130	$374	$445
Real estate	43	25	162	42
Total performance-based income before investee level expenses	$240	$155	$536	$487

Investee level expenses (1)	(13)	(12)	(34)	(36)
Total performance-based income	$227	$143	$502	$451
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income increased 58.7% or $84 million in the third quarter of 2025 compared to the same period of 2024, related to higher private equity valuation increases and real estate investment results. Performance-based investment income increased 11.3% or $51 million in the first nine months of 2025 compared to the same period of 2024, primarily due to higher real estate investment results, partially offset by lower private equity valuation increases.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales. The Company typically employs a lag in recording and recognizing changes in valuations of limited partnership interests due to the availability of investee financial statements. As a result, performance-based income in the third quarter of 2025 is primarily comprised of operating and market performance and results of our investments for the three months ended June 30, 2025, and may not reflect all economic conditions since the U.S.’s imposition of tariffs on goods imported to the U.S.

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Sales	$69	$116	$(313)	$(85)
Credit losses (1)	(23)	(12)	(103)	(143)
Valuation change of equity investments - appreciation (decline):
Equity securities	175	89	221	175
Equity fund investments in fixed income securities and short-term investments	16	30	22	20
Limited partnerships (2)	9	—	10	12
Total valuation of equity investments	200	119	253	207
Valuation change and settlements of derivatives	6	20	(78)	(3)
Net gains (losses) on investments and derivatives, pre-tax	252	243	(241)	(24)
Income tax (expense) benefit	(56)	(54)	49	4
Net gains (losses) on investments and derivatives, after-tax	$196	$189	$(192)	$(20)

Market-based (1)	$222	$231	$(267)	$(53)
Performance-based	30	12	26	29
Net gains (losses) on investments and derivatives, pre-tax	$252	$243	$(241)	$(24)
(1)2025 includes losses recorded for variable interests in Reciprocal Exchanges. 2024 includes losses related to the carrying value of surplus notes issued by Reciprocal Exchanges. See Note 8 for further details.
(2)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net gains on investments and derivatives in the third quarter of 2025 primarily related to valuation increases on equity investments and gains on sales of fixed income securities. Net losses in the first nine months of 2025 primarily related to losses on sales of fixed income securities, credit losses primarily related to variable interests in Reciprocal Exchanges and certain real estate-related investments and losses on valuation change and settlements of derivatives, partially offset by valuation increases on equity investments.
Net gains on sales in the third quarter of 2025 related to sales of fixed income securities in connection with ongoing portfolio management and repositioning of the portfolio into intermediate-duration fixed income securities. Net losses on sales in the first nine months of 2025 related to sales of fixed income securities in connection with risk reduction and repositioning in the second and third quarters and ongoing portfolio management.
Net gains on valuation change and settlements of derivatives of $6 million in the third quarter of 2025 primarily related to gains on foreign currency contracts
68 www.allstate.com

Investments
used to manage foreign currency and interest rate futures used to manage duration. Net losses of $78 million in the first nine months of 2025 primarily related to losses on foreign currency contracts used to manage foreign currency, credit default contracts due to tightening credit spreads, equity futures used to manage equity exposure and interest rate futures used to manage duration.

Net gains (losses) on performance-based investments and derivatives
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Sales	$(38)	$8	$(41)	$6
Credit losses	(17)	(7)	(28)	(28)
Valuation change of equity investments	79	34	145	60
Valuation change and settlements of derivatives	6	(23)	(50)	(9)
Total performance-based	$30	$12	$26	$29
Net gains on performance-based investments and derivatives in the third quarter of 2025 primarily related to valuation gains on equity investments, partially offset by losses on sales. Net gains on performance-based investments and derivatives in the first nine months of 2025 primarily related to valuation gains on equity investments, partially offset by decreased valuation change and settlements of derivatives from losses on foreign currency contracts used to manage foreign currency risk and losses on sales.
Third Quarter 2025 Form 10-Q 69

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	September 30, 2025	December 31, 2024
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$27,207	$22,331
Accumulated other comprehensive income (loss)	298	(889)
Total Allstate shareholders’ equity	27,505	21,442
Debt (1)	8,089	8,085
Total capital resources	$35,594	$29,527
Ratio of debt to Allstate shareholders’ equity	29.4%	37.7%
Ratio of debt to capital resources	22.7	27.4
(1)Net of debt issuance costs of $52 million and $56 million as of September 30, 2025 and December 31, 2024, respectively.
Allstate shareholders’ equity increased in the first nine months of 2025, primarily due to net income and an increase in unrealized net capital gains on investments in 2025, partially offset by common share repurchases and dividends to shareholders. In the nine months ended September 30, 2025, we paid dividends of $773 million and $88 million related to our common and preferred shares, respectively.
Debt maturities We have $600 million of debt that is scheduled to mature in December 2025.

Debt maturities for each of the next five years and thereafter (excluding issuance costs)
($ in millions)
2026	$550
2027	—
2028	—
2029	500
2030	600
Thereafter	5,891
Total long-term debt principal	$7,541
Common share repurchases On February 26, 2025, the Board of Directors authorized a new $1.50 billion common share repurchase program that must be completed by September 30, 2026. As of September 30, 2025, there was $695 million remaining in the $1.50 billion common share repurchase program.
During the first nine months of 2025, we repurchased 4.0 million common shares, or 1.5% of total common shares outstanding at December 31, 2024, for $805 million.
Common shareholder dividends On January 2, 2025, April 1, 2025 and July 1, 2025, we paid a common shareholder dividend of $0.92, $1.00 and $1.00, respectively. On July 15, 2025, we declared a common shareholder dividend of $1.00 payable on October 1, 2025.
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
In August 2025, A.M. Best affirmed the Corporation’s senior debt and short-term issuer ratings of a- and AMB-1, respectively, and AIC’s insurance financial strength rating of A+. The outlook for the ratings is stable.
Liquidity sources and uses We actively manage our financial position and liquidity levels in light of changing market, economic and business conditions. Liquidity is managed at both the entity and enterprise level across the Company and is assessed on both base and stressed level liquidity needs. We believe we have sufficient liquidity to meet these needs. As of September 30, 2025, we held $27.85 billion of cash, U.S. government and agencies fixed income securities, public equity securities and short-term investments, which we would expect to be able to liquidate within one week.
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
70 www.allstate.com

Capital Resources and Liquidity
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
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $5.54 billion as of September 30, 2025, primarily comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The proceeds from the EVB and group health dispositions increased deployable assets at the parent holding company level. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
Based on the greater of 2024 statutory net income or 10% of actual December 31, 2024 statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2026, is estimated to be $3.95 billion, less dividends paid during the preceding twelve months measured at that point in time. In the first nine months of 2025, $750 million of dividends have been paid.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first nine months of 2025, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million.
The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 17.9% as of September 30, 2025. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2025.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million. As of September 30, 2025, there were no balances outstanding for the credit facility or the commercial paper facility, and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that was filed on April 30, 2024 and expires in 2027. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 638 million shares of treasury stock as of September 30, 2025), preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
Third Quarter 2025 Form 10-Q 71

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
Macro, Regulatory and Risk Environment (27) conditions in the global economy and capital markets, including changes in U.S. trade and tariff policy, new or additional U.S. and responsive non-U.S. tariffs, and our ability to plan for and respond to the impact of those changes; (28) restrictions on liquidity or availability of credit on acceptable terms; (29) a large-scale pandemic, the occurrence of terrorism, military actions or political and social unrest or other disruptive or destabilizing events; (30) the failure in cyber or other information security controls; (31) failure of business continuity following a disaster or other event; (32) changing climate and weather conditions; (33) evolving environmental, social and governance standards and expectations; (34) evolving privacy and data security regulations and increased focus on enforcement; (35) failure to manage risk and to timely detect and mitigate a cybersecurity event; (36) restrictive regulations and uncertainty around the interpretation and implementation of regulations in the U.S. and internationally; (37) regulatory reforms and enforcement of existing regulations; (38) losses from legal and regulatory actions; (39) changes in or the application of accounting standards and changes in tax laws; and (40) misconduct or fraudulent acts by employees, agents and third parties.
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
Changes in Internal Control over Financial Reporting During the fiscal quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value that may yet be purchased under the plans or programs (3)
July 1, 2025 - July 31, 2025
Open Market Purchases	622,077	$195.16	620,500
August 1, 2025 - August 31, 2025
Open Market Purchases	561,781	$206.09	561,350
September 1, 2025 - September 30, 2025
Open Market Purchases	609,244	$204.48	602,359
Total	1,793,102	$201.75	1,784,209	$695	million
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
July: 1,577
August: 431
September: 6,885
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)On February 26, 2025, the Board of Directors authorized a common share repurchase program for $1.50 billion which must be completed by September 30, 2026.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer who is required to file reports under Section 16 of the Securities Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Third Quarter 2025 Form 10-Q 73

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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 5, 2025, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
74 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 5, 2025	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Third Quarter 2025 Form 10-Q 75